Form 10-K
period 1993-12-31
GEORGIA GULF CORP /DE/
filed 1994-03-31
CIK 805264

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
     (Mark One)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1993

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE
              SECURITIES ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from _________ to
              ________

                       Commission File Number 1-9753

                         GEORGIA GULF CORPORATION
           (Exact name of Registrant as specified in its Charter)

            Delaware                   58-1563799
    (State of Incorporation)           (I.R.S. Employer
                                       Identification No.)

400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia 30346
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 404- 395-4500

        Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

           Title of each class         Name of each exchange on
                                           which registered
      Common Stock, $.01 par value           New York Stock
                                             Exchange, Inc.
  15% Senior Subordinated Notes due 2000     New York Stock
                                             Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the
Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 1, 1994 was $1,169,000,000.

     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                Class                      Outstanding at March
                                                   1, 1994
   Common Stock, $.01 par value                  41,199,021
                                                   shares

                    DOCUMENTS INCORPORATED BY REFERENCE
                     (To the Extent Indicated Herein)

1993 Annual Report to Stockholders in Parts I, II and IV of this
Form 10-K.

     Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1994 in Part III of this Form 10-K.

TABLE OF CONTENTS

                                  PART I


ITEM                                                          PAGE
NUMBER

1)   Business
           General Development of Business                          1
           Electrochemical Products                                 1-3
           Aromatic Chemical Products                               3-4
           Natural Gas Product                                      4
           Great River Oil & Gas Corporation                        4
           Georgia-Pacific Contract                                 4
           Marketing                                                5
           Raw Materials                                            5
           Competition                                              5
           Employees                                                5
           Environmental Regulation                                 5-6

2)   Properties                                                     7

3)   Legal Proceedings                                              8

4)   Submission of Matters to
     a Vote of Security Holders                                     8

                                  PART II

5)   Market Price of and Dividends on
     the Registrant's Common Equity and
     Related Stockholder Matters                                    8

6)   Selected Financial Data                                        8

7)   Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations                                                  8

8)   Financial Statements and Supplementary Data                    9

9)   Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure                         9

                                 PART III

10)  Directors and Executive Officers of the
     Registrant                                                     9-10

11)  Executive Compensation                                         10

12)  Security Ownership of Certain Beneficial
     Owners and Management                                          10
13)  Certain Relationships and Related Transactions                 10

                                  PART IV

14)  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                            11-13

                                SIGNATURES

                                  PART I

Item 1.    BUSINESS.

General Development of Business

     Georgia Gulf Corporation (the "Company") is a leading manufacturer and marketer of quality chemical and plastic products. The Company's products are manufactured through three highly integrated lines categorized into electrochemicals, aromatic chemicals and methanol, a natural gas chemical. The Company's electrochemical products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), vinyl resins and compounds; the Company's aromatic chemical products include cumene, phenol and acetone. The Company also owns a small oil and gas exploration and production company.

     The Company has operated as an independent corporation since its acquisition on December 31, 1984, of a major portion of the business and assets of the chemical division of Georgia-Pacific Corporation ("Georgia-Pacific"). The Company's operations include production units at five locations, several marketing organizations responsible for the sale of the Company's chemicals, a research and development laboratory and a purchasing organization responsible for the acquisition of all major raw materials. In most product areas, the Company's marketing program is supported by an ongoing technical service effort. At the Company's five manufacturing locations, it has twelve plants, six of which are at Plaquemine, Louisiana. The Company also leases storage terminals and warehouses from which a portion of its products are distributed to customers.

     The Company's major capital projects during 1993 were for the vinyl resin plant expansion scheduled for completion in the fourth quarter of 1994 and for the completion of a new sodium chlorate plant, both located at the Plaquemine, Louisiana, complex. On a normalized basis, the Company spends approximately one-third of its capital budget on environmental and safety programs, which enables the Company to continue to meet or exceed various regulatory standards. The remaining expenditures are typically used to modernize and/or improve the efficiency of existing facilities. The Company has approved a vinyl rigid compound plant expansion at its existing Gallman, Mississippi, location. Completion of the first phase for approximately 50 percent of the expanded capacity is expected to be completed by late 1995.

     The Company's long-term strategy is to concentrate its efforts on products and services in the chemical and plastic industries. These efforts include the continuing investment in maintaining and improving the Company's low cost position, as well as selective and prudent capacity additions or expansions in areas that could promote growth and diversity in its current or related product lines. The ability of the Company to pursue such transactions is somewhat restricted under the terms of the Company's credit agreement. The credit agreement is further described in Note 5 of the "Notes to Consolidated Financial Statements" of the 1993 Annual Report to Stockholders, which information is hereby incorporated by reference herein.


Electrochemical Products

     Chlorine/Caustic Soda/Sodium Chlorate. The Company's facility at Plaquemine, Louisiana, has the annual capacity to produce 452 thousand tons of chlorine, 501 thousand tons of caustic soda and 27 thousand tons of sodium chlorate.

The major raw materials for such products are salt and electric power. The Company has a long-term lease on a salt dome near Plaquemine, Louisiana, with sufficient reserves of salt to last about 50 years at current rates of production. The lease grants the Company the exclusive use of the salt dome for the production of salt brine. The salt brine is a raw material for chlorine, caustic soda and sodium chlorate.

     Electric power is the most significant cost component in the production of chlorine, caustic soda and sodium chlorate. The Company's electrical requirements are supplied by Louisiana Power and Light Company, pursuant to an agreement, which terminates September 1998, at rates that recognize the lower cost of supplying a very large, high load-factor customer.

     Chlorine is used in the production of various chemicals, including those used to make plastics and vinyl resins. Other applications range from pulp and paper bleaching to agricultural products and laundry aids to pharmaceuticals. Chlorine also is widely used in drinking water purification and wastewater disinfection.

     Chlorine is used by the Company in the production of VCM, which is then used to produce vinyl resins. In 1993, the amount of chlorine consumed in the production of VCM represented a majority of the Company's chlorine production. The Company sells the remaining chlorine principally to the pulp and paper and chemical industries.

     The major uses of caustic soda are in the production of pulp and paper, aluminum, oil, soaps and detergents. Caustic soda also has significant applications in the production of other chemicals and chemical processes where caustic is used to control pH levels aiding in waste neutralization. Another use is in the textile industry where it makes fabrics more absorbent and improves the strength of dyes. Caustic soda is also used, to a lesser extent, in food processing and electroplating. Sales to Georgia-Pacific in 1993 represented approximately 22% of the Company's caustic soda sales.

     Sodium chlorate has major applications in the bleaching process for pulp and paper. Sodium chlorate is also an ingredient in blasting agents, explosives and solid rocket fuels.
During 1993, sales to Georgia-Pacific represented approximately
24% of the Company's sodium chlorate sales.

     Vinyl Chloride Monomer. The Company produces VCM at its Plaquemine, Louisiana, complex as the feedstock for the production of vinyl resins. The major raw materials used in VCM production are purchased ethylene and Company-produced chlorine. The VCM plant's annual capacity is 1.26 billion pounds. A majority of the VCM production in 1993 was used by the Company's vinyl resins operations with the remainder being sold to other vinyl resins producers.

     Vinyl Suspension Resins. The Company operates a vinyl suspension resins plant at Plaquemine, Louisiana. The plant is located adjacent to its major raw material supplier, the Company's VCM facility, thereby minimizing transportation and handling costs. The annual production capacity is 840 million pounds.

     Vinyl suspension resins are one of the most widely used plastics in the world today. After being formulated to desired properties, vinyl resins are heated and shaped into finished products by various extrusion, calendaring and molding processes. Applications are diverse and include pipe, window frames, siding, flooring, shower curtains, packaging, bottles, film, medical tubing and business machine housings. These vinyl resins are becoming more important to the automotive industry for use in seats, trim, floormats and vinyl tops.

     Vinyl Emulsion Resins. The Company's Delaware City, Delaware, facility produces special purpose vinyl emulsion resins with an annual capacity of 48 million pounds. Vinyl emulsion resins, once compounded, are generally liquid and are processed with heat. Typical applications include filter gaskets, battery separators, caulking compounds, sealants, surgical gloves, bottle cap liners and squeeze toys.

     Vinyl Rigid Compounds. The Company's vinyl compounding plants, which have an aggregate of 290 million pounds of annual capacity, are located in Tiptonville, Tennessee; Gallman, Mississippi; and Delaware City, Delaware. Vinyl compounds are formulated to provide specific end-use properties that allow the material to be thermoformed directly into a finished product. All sales of vinyl compounds are to outside customers. The product line can be segregated into three major product areas according to the following fabrication methods:

           Blow Molding -- The Company is a supplier of blow molding compounds, which are primarily used for both food-grade and general purpose bottles. Supplied in both clear and opaque colors, the materials are used to package edible oils, cosmetics, shampoos, charcoal lighter fluid and bottled water.

           Injection Molding -- The Company supplies compounds used in the business machine market for computer housings and keyboards. It also supplies compounds to produce electrical outlet boxes. These proprietary compounds, with extensive approval procedures by customers or regulatory bodies, are sold to some of the leading international producers of injection molded products. The Company also manufactures compounds for use in pipe and furniture fittings.

           Profile Extrusion -- The Company supplies profile extrusion markets, which have applications in window and furniture profiles and extruded sheets for household fixtures and decorative overlays. Profile extrusions are an end-product for both pelletized and powder compounds.

     The entire vinyl product line, both resins and compounds, is marketed through the Company's sales organization, which is supported by a technical service group, a research and development laboratory and an applications development team working with fabricators and end-use designers of plastic products.


Aromatic Chemical Products

     Cumene. Cumene is produced at the Company's Pasadena, Texas, facility located on the Houston ship channel. The Company's cumene plant, the world's largest, has an annual capacity of 1.42 billion pounds. Cumene is produced from benzene and propylene, which are purchased from various suppliers under supply agreements and obtained from the numerous petroleum complexes located in the surrounding area. A majority of the Company's 1993 cumene output was consumed internally in the production of phenol and its co-product acetone.

     Phenol/Acetone. Phenol and acetone are produced at the Company's Plaquemine, Louisiana, plant, which has approximately 440 million pounds of annual phenol capacity and 270 million pounds of annual acetone capacity, as well as at the Pasadena, Texas, plant where annual capacity is 160 million pounds of phenol and 100 million pounds of acetone.

     Phenol is a major ingredient in phenolic resins, which are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, as well as in insulation and electrical parts. Phenol is also a precursor to high performance plastics used in automobiles, household appliances, electronics and protective coating applications. Phenol also serves as an important building block for other familiar products such as nylon carpeting, oil additives and pharmaceuticals. The Company's largest phenol customer, Georgia-Pacific, represented approximately 54% of phenol sales in 1993.

     The largest use for acetone is as a precursor to methyl methacrylate, which is used to produce acrylic sheeting and in surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineering plastics and several major industrial solvents. Other uses range from wash solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

     Also as a result of the phenol/acetone manufacturing process, the Company produces a by-product, alpha-methylstyrene
("AMS"), which is primarily used as a polymer modifier and as a chemical intermediate.


Natural Gas Product

     Methanol. Methanol is produced at the Company's plant at Plaquemine, Louisiana, with an annual capacity of 140 million gallons. Natural gas represents the majority of the cost of methanol. The Plaquemine facility is located in the center of Louisiana's oil and gas producing region and has three separate pipeline systems delivering gas to the plant. The natural gas is purchased by the Company under long-term contracts at market prices from gas pipeline companies and directly from gas producers.

     A key use for methanol is in the production of methyl tertiary-butyl ether, or MTBE, a gasoline additive that promotes cleaner burning by adding oxygen. Methanol is also used as a raw material in the manufacture of formaldehyde, which is an ingredient in bonding agents for building materials such as granulated wood panels and plywood. Other applications for methanol include windshield washer fluid, solvents, and components of acrylic sheeting, coatings, fibers and household adhesives. Approximately 43% of methanol sales during 1993 were to Georgia-Pacific.


Great River Oil & Gas Corporation

     The Company owns Great River Oil & Gas Corporation, a small oil and gas exploration company, with activities centered in southern Louisiana. This subsidiary enhances the reliability of a small portion of the natural gas requirements at the Company's Plaquemine, Louisiana, complex.

Georgia-Pacific Contract

     The Company has a contract to supply, subject to certain limitations, for a substantial percentage of Georgia-Pacific's requirements for certain chemicals at market prices. This supply contract has various expiration dates (depending on the product) from 1994 through 1999 and may be extended year to year upon expiration. The sales to Georgia-Pacific under this supply contract for the years ended December 31, 1993, 1992 and 1991 amounted to approximately 15%, 14% and 15% of the Company's sales, respectively.

Marketing

     The Company markets its products primarily to industrial customers throughout the United States. The Company's products are sold by its sales force, which is organized by product line. The sales organization, which is located predominantly in the eastern and midwestern United States, is supported by the Company's technical service staff.

     The Company's marketing program has been aimed at expanding and diversifying its customer base both domestically and internationally. Other than Georgia-Pacific, no single customer represents more than 10% of the Company's net sales. Export sales accounted for approximately 14%, 15% and 17% of the Company's net sales for the years ended December 31, 1993, 1992 and 1991, respectively. The principal international markets served by the Company include Canada, Mexico, Latin America, Europe and Asia.

Raw Materials

     The most important raw materials purchased by the Company are salt, electricity, ethylene, benzene, propylene and natural gas. Raw materials used for production of the Company's products are usually purchased from various suppliers under supply contracts. Since raw materials account for a significant portion of the Company's total production costs, the Company's ability to pass on increases in these costs to its customers has a significant impact on operating results which is, to a large extent, related to market conditions. Management believes the Company has a reliable supply base of raw materials under normal market conditions. The impact of any future raw material shortages cannot be accurately predicted.

Competition

     The Company experiences competition from numerous manufacturers in all of its product lines. In some product areas, the Company's competitors have substantially greater financial resources and are more highly diversified than the Company. The Company competes on a variety of factors such as price, product quality, delivery and technical service.

     Management believes that the Company is well-positioned to compete as a result of its integrated product lines and the operational efficiency of its modern plants.

Employees

     As of December 31, 1993, the Company had 1,124 full-time employees. The Company also utilizes approximately 394 workers supplied by outside contractors. The Company has one collective bargaining agreement, which covered 56 employees at its Tiptonville, Tennessee, facility as of December 31, 1993.

Environmental Regulation

     The Company's operations are subject to various federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid and hazardous waste; the discharge of pollutants into the air and into surface and underground waters; and the manufacture of chemical substances. All of the plants operated by the Company were built or have been upgraded at least to meet current environmental standards. In addition, Georgia-Pacific has agreed to indemnify the Company for certain environmental liabilities. See Item 3 -- "Legal Proceedings."

     Management believes that the Company is in material compliance with all current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause the Company to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.

Item 2.  PROPERTIES

     The Company's asset base was established from 1971 to the present with construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas, cumene plant; the purchase of the three vinyl resin and/or compound plants and the purchase of the Bound Brook, New Jersey, phenol/acetone facility subsequently relocated to Pasadena, Texas, and modernized in 1990. The Company continues to explore ways to expand both its plant capacities and product lines. The Company believes current capacity adequately meets anticipated demand requirements. The average capacity utilization percentage of the Company's production facilities operating in 1993 was approximately 94%.

     The following table sets forth the location of each chemical manufacturing facility owned by the Company, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operation, as of December 31, 1993:

                                                                Annual
     Location                       Products                   Capacity


Delaware City, DE         Vinyl Emulsion Resins,
                            in million pounds                      48

Delaware City, DE         Vinyl Rigid Compounds,
  Gallman, MS               in million pounds                     290
  Tiptonville, TN

Pasadena, TX              Cumene, in billion pounds              1.42
                          Phenol, in million pounds               160
                          Acetone, in million pounds              100

Plaquemine, LA            Chlorine, in thousand tons              452
                          Caustic Soda, in thousand tons          501
                          Sodium Chlorate, in thousand tons        27
                          Vinyl Chloride Monomer,
                            in billion pounds                    1.26
                          Vinyl Suspension Resins,
                            in million pounds                     840
                          Phenol, in million pounds               440
                          Acetone, in million pounds              270
                          Methanol, in million gallons            140

     The Company's manufacturing facilities are located near major water and rail transportation terminals facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, the Company has a fleet of 2,161 railcars of which 755 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2008.
The total lease expense for the Company's railcars and other transportation equipment was approximately $9,646,000 for 1993.

     The Company leases office space for its principal executive offices in Atlanta, Georgia. The Company also leases office space for data processing in Baton Rouge, Louisiana; sales offices in Houston, Texas; Rolling Meadows, Illinois; and Lawrenceville, New Jersey, as well as numerous storage terminals located across the country.

Item 3.  LEGAL PROCEEDINGS.

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions, inclusive of those specifically described below, will not have a material effect on the financial position or on the results of operations of the Company.

     Pursuant to the Company's acquisition agreement with Georgia-Pacific, the Company is entitled to be indemnified by Georgia-Pacific, generally for liabilities to third parties relating to activities of the chemical division of Georgia-Pacific prior to October 1, 1984, including environmental liabilities, liabilities for antitrust claims and similar liabilities. This indemnification extends to activities prior to December 31, 1984, in the case of liabilities attributable to claims, including certain claims for violation of environmental and workplace laws, to the extent not covered by, or in excess of, insurance coverage. Generally, indemnification under the acquisition agreement is limited to claims with respect to which notice was given to Georgia-Pacific before December 31, 1991.

     On September 28, 1992, the Company received a Complaint, Compliance Order and Notice of Opportunity for Hearing ("Complaint") from the United States Environmental Protection Agency, Region 6 ("EPA"). The EPA sought to assess a fine of $124,600 and to require the Company to take certain corrective actions as a result of various alleged violations of the EPA'S regulations pertaining to the treatment of hazardous wastes in the boilers at the Company's Plaquemine, Louisiana, facility.
The Company entered a consent agreement and final order in September 1993 that required the Company to pay a civil penalty in the amount of $59,050 and install certain additional pollution control equipment not required by regulations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                  PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The information set forth under the captions "Corporate Information--Common Stock Data" and Notes 5 and 6 of the "Notes to Consolidated Financial Statements" of the Company's 1993 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 6. SELECTED FINANCIAL DATA. The information set forth under the caption "Five-Year Selected Financial Data" of the Company's 1993 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The information set forth under the caption "Management's Discussion and Analysis" of the Company's 1993 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The information set forth on pages 22 through 35 of the Company's 1993 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. The Company has not changed its independent public accountants and has had no disagreements with its independent public accountants on accounting and financial disclosure during the Registrant's two most recent fiscal years prior to, or in any period subsequent to, the date of the most recent financial statements included herein.


                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 1994, is hereby incorporated by reference in response to this item.

           The following is certain information regarding the executive officers of the Company who are not
           Directors:

                 Richard B. Marchese, 52, has served as Vice
                 President --Finance, Chief Financial Officer and
                 Treasurer of the Company since May 1989, and prior thereto served as Controller from its inception.

                 Thomas G. Swanson, 52, has served as Vice
                 President -- Supply and Corporate Development since August 1993. Mr. Swanson served as Vice President -- Commodity Chemicals Group from December 1989 to August 1993; as General Manager -- Commodity Chemicals Group from November 1988 until December 1989, and as Director of Corporate Development for the Company from July 1987. Prior thereto, Mr. Swanson was Manager -- Supply and Distribution for the Company since its inception.

                 Mark J. Seal, 42, has served as Vice President -- Polymer Group since August 1993. Mr. Seal served as Business and Manufacturing Manager -- Vinyl Resins from May 1992 until August 1993 and as Business Manager PVC Resins and Compounds from May 1989 until May 1992. Prior thereto, Mr. Seal served as Business Manager -- Electrochemicals from January 1987 until May 1989 and as Midwest Regional Sales Manager for the Company since its inception.

                 Gary L. Elliott, 49, has served as Vice
                 President -- Marketing and Sales, Commodity
                 Chemicals Group since August 1993. Mr. Elliott served as Business Manager -- Electrochemicals and Midwest Regional Sales Manager from June 1989 until August 1993. Prior thereto, Mr. Elliott served as Northeast Regional Sales Manager from May 1987 until June 1989; as VCM Product Manager from November 1985 to May 1987 and as a Sales Representative for the Company since its inception.

                 Edward A. Schmitt, 48, has served as Vice
                 President -- Operations, Commodity Chemicals Group since August 1993. Mr. Schmitt served as General Manager -- Chemical Operations from March 1992 until August 1993; as General Manager -- Plaquemine Division from May 1989 until March 1992; and as Plant Manager - Plaquemine Division from February 1988 until May 1989. Prior thereto, Mr. Schmitt served as Manufacturing Manager from October 1985 until February 1988 and as VCM Production Manager for the Company since its inception.

                 Joel I. Beerman, 44, has served as Vice President and Secretary since February 1994 and as General Counsel since February 1992. Prior thereto, Mr. Beerman served as Associate General Counsel for the Company since its inception.

                 Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

Item 11. EXECUTIVE COMPENSATION. The information set forth under the captions "Election of Directors" and "Executive Compensation" in the Company's Proxy
           Statement for the Annual Meeting of Stockholders to be held on May 17, 1994, is hereby incorporated by reference in response to this item.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT. The information set forth under the captions "Principal Stockholders" and "Security
           Ownership of Management" in the Company's Proxy
           Statement for the Annual Meeting of Stockholders to be held on May 17, 1994, is hereby incorporated by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The Company has not had any transactions required to be reported under this item for the calendar year 1993, or for the period from January 1, 1994, to the date of this report.


                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report for Georgia Gulf Corporation:

           (1) The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants listed below are incorporated herein by reference from pages 22 through 35 of the Company's 1993 Annual Report to Stockholders:

                      Consolidated Balance Sheets as of December
                      31, 1993 and 1992

                      Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

                      Consolidated Statements of Changes in
                      Stockholders' Equity (Deficit) for the years ended December 31, 1993, 1992 and 1991

                      Notes to Consolidated Financial Statements

                      Report of Management

                      Report of Independent Public Accountants.

           (2)   Financial Statement Schedules:

                      Report of Independent Public Accountants on
                      Financial Statement Schedules

                      The following financial statement schedules are for the years ended December 31, 1993, 1992 and 1991:

                      V     Property, Plant and Equipment

                      VI Accumulated Depreciation, Depletion and Amortization of Property, Plant and
                            Equipment

                      VIII  Valuation and Qualifying Accounts

                      X     Supplementary Income Statement
                            Information

                            Schedules other than those listed above
                            are omitted because they are not
                            required, are inapplicable or the
                            information is otherwise shown in the
                            Consolidated Financial Statements or
                            notes thereto.

           (3)   Exhibits.  Each management contract or
                 compensatory plan or arrangement is preceded by an asterisk.

The following exhibits are filed as part of this Form 10-K Annual
Report:

EXHIBIT
  NO.                       DESCRIPTION

     10    Georgia Gulf Corporation 1994 Employee Stock
           Purchase Plan

     13    1993 Annual Report to Stockholders
     24    Consent of Independent Public Accountants

The following exhibit is incorporated by reference to the Company's 1992 Form 10-K Annual Report filed March 29, 1993.

EXHIBIT
  NO.                       DESCRIPTION

     10(a) Amended and Restated Credit Agreement, dated April 25, 1990, among the Company, the Lenders on the signature pages thereto and The Chase Manhattan Bank, (National Association) as administrative agent.

The following exhibits are incorporated herein by reference to the Company's 1991 Form 10-K Annual Report filed March 30, 1992.

EXHIBIT
  NO.                       DESCRIPTION

     22          Subsidiaries of the Registrant
      3(a)       Certificate of Amendment to Certificate of
                 Incorporation
      3(b)       Amended and Restated By-Laws
    *10          Georgia Gulf Corporation 1990 Incentive Equity
                 Plan

The following exhibit is incorporated herein by reference to
Exhibit 2 to the Company's Registration Statement on Form 8-A filed May 11, 1990, as amended:

EXHIBIT
  NO.      DESCRIPTION

     4     Amended and Restated Rights Agreement effective as of
           August 31, 1990

The following exhibit is incorporated herein by reference to Amendment 6 to the Company's Rule 13e-3 Transaction Statement filed May 7, 1990:

EXHIBIT
  NO.      DESCRIPTION

     10 Credit Agreement, dated April 25, 1990, among the Company and The Chase Manhattan Bank (National Association), Security Pacific National Bank, Bankers Trust Company, Citibank, N.A. and General Electric Capital Corporation, as co-agents and The Chase Manhattan Bank (National Association) as administrative agent.

The following exhibit is incorporated herein by reference to Amendment 3 to the Company's Rule 13e-3 Transaction Statement filed March 16, 1990:

EXHIBIT
  NO.      DESCRIPTION

     4 Indenture, dated April 25, 1990, between the Company and LaSalle National Bank, as trustee.

The following exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-1 (file No.
33-9902) declared effective     on December 17, 1986:


EXHIBIT
  NO.      DESCRIPTION

     3(a) Certificate of Agreement of Merger, with Certificate of Incorporation of Company as Exhibit A thereto, dated
           December 31, 1984, and amendments thereto

     10(e) Stock Purchase Agreement between the Company and
           Georgia-Pacific dated December 31, 1984, and Letter
           re:  Stock Purchase Agreement dated December 31, 1984

     10(f) Chemical Sales Agreement between the Company and
           Georgia-Pacific dated December 31, 1984 and Letter
           re: Chemical Sales Agreement dated December 31, 1984

     10(g) Agreement re: Liabilities among Georgia-Pacific,
           Georgia-Pacific Chemicals, Inc. and others dated
           December 31, 1984

     10(o) Georgia Gulf Savings and Capital Growth Plan

     10(p) Georgia Gulf Salaried Employees Retirement Plan

     10(q) Georgia Gulf Hourly Employees Retirement Plan

    *10(u) Executive Retirement Agreements
     10(v) Salt Contract


     (b)   Reports on Form 8-K

           No report on Form 8-K was filed with the Securities and Exchange Commission during the last quarter of 1993.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GEORGIA GULF CORPORATION
                                  (Registrant)


     Date: March 30, 1994              By:    /s/ Jerry R. Satrum
                                       Jerry R. Satrum, President and
                                       Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                             DATE


      /s/ Jerry R. Satrum
           Jerry R. Satrum             President, Chief             March 30, 1994
                                       Executive Officer
                                       and Director
                                       (Principal Executive
                                       Officer)


      /s/ Richard B. Marchese
           Richard B. Marchese         Vice President -             March 30, 1994
                                       Finance, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)

      _________________
           James R. Kuse               Chairman of the Board        March __, 1994
                                       and Director
      /s/ John D. Bryan
           John D. Bryan               Director               March 30, 1994

      /s/ Dennis M. Chorba
           Dennis M. Chorba            Director               March 30, 1994

      /s/ Alfred C. Eckert III
           Alfred C. Eckert III        Director               March 30, 1994

      /s/ Robert E. Flowerree
           Robert E. Flowerree         Director               March 30, 1994

      /s/ Holcombe T. Green, Jr.
           Holcombe T. Green, Jr.      Director               March 30, 1994

      /s/ Edward S. Smith
           Edward S. Smith             Director               March 30, 1994

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULES




To Georgia Gulf Corporation:



     We have audited in accordance with generally accepted auditing standards, the financial statements included in Georgia Gulf Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                  ARTHUR ANDERSEN & CO.
                                  Atlanta, Georgia
                                  February 15, 1994

                              GEORGIA GULF CORPORATION AND SUBSIDIARIES
                              SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                        (Dollars in Thousands)



                                                                         Other
                      Balance at                                         changes          Balance
                      beginning of     Additions                         add (deduct)     at end
Classification        Period           at cost          Retirements      describe         of period

1991
Land and
   improvements       $ 22,870         $ ---            $ ---            $ ---            $ 22,870
Buildings                9,283             61             ---              ---               9,344
Machinery,
   equipment and
   construction
   in progress         289,660          27,460           (2,896)           ---             314,224
                      $321,813         $27,521          $(2,896)         $ ---            $346,438

1992
Land and
   improvements       $ 22,870         $  376           $ ---            $ ---            $ 23,246
Buildings                9,344            119             ---              ---               9,463
Machinery,
   equipment and
   construction
   in progress         314,224          17,428           (5,100)           ---             326,552
                      $346,438         $17,923          $(5,100)         $ ---            $359,261

1993
Land and
   improvements       $ 23,246         $  ---           $ ---            $ ---            $ 23,246
Buildings                9,463            305             ---              ---               9,768
Machinery,
   equipment and
   construction
   in progress         326,552          32,994           (3,716)           ---             355,830
                      $359,261         $33,299          $(3,716)         $ ---            $388,844


     NOTES:

(1)  Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

     Property Classification                                        Estimated Useful Lives
     Buildings and land improvements                                           20-30 years
     Machinery and equipment                                                   3-15 years


                              GEORGIA GULF CORPORATION AND SUBSIDIARIES
                SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                                     PROPERTY, PLANT AND EQUIPMENT
                                        (Dollars In Thousands)



                                       Additions                         Other
                      Balance at       charged to                        changes          Balance
                      beginning of     costs and                         add (deduct)     at end
Description           Period           expenses         Retirements      describe         of period


1991
Land improvements     $    125         $   21           $ ---            $ ---            $    146
Buildings                1,742            356             ---              ---               2,098
Machinery and
   equipment            99,095          20,179           (1,826)           ---             117,448
                      $100,962         $20,556          $(1,826)         $ ---            $119,692


1992
Land improvements     $    146         $   34           $ ---            $ ---            $    180
Buildings                2,098            360             ---              ---               2,458
Machinery and
   equipment           117,448          22,995           (1,601)           ---             138,842
                      $119,692         $23,389          $(1,601)         $ ---            $141,480


1993
Land improvements     $    180         $   40           $ ---            $ ---            $    220
Buildings                2,458            363             ---              ---               2,821
Machinery and
   equipment           138,842          25,420           (1,294)           ---             162,968
                      $141,480         $25,823          $(1,294)         $ ---            $166,009

                                      GEORGIA GULF CORPORATION
                          SCHEDULE VIII --- VALUATION AND QUALIFYING ACCOUNTS
                                        (Dollars In Thousands)


                      Balance at       Charged to       other                             Balance
                      beginning of     costs and        accounts -       Deductions       at end of
Description           period           expenses         describe         describe         period

1991
Allowance for
  doubtful accounts         $3,300     $   93           $ ---            $  (193)(1)      $3,200

1992
Allowance for
  doubtful accounts         $3,200     $  ---           $ ---            $  ---           $3,200

1993
Allowance for
  doubtful accounts         $3,200     $1,900           $ ---            $(1,900)(1)      $3,200


     NOTES:

(1)  Accounts receivable balances written off during period.

                              GEORGIA GULF CORPORATION AND SUBSIDIARIES
                       SCHEDULE X --- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                        (Dollars In Thousands)



                                                                         Charged to
                                                                         costs and
                      Item                                               expenses



1991
     Maintenance and Repairs                                             $42,853

1992
     Maintenance and Repairs                                             $47,664

1993
     Maintenance and Repairs                                             $43,141


                                                             EXHIBIT 10

                         GEORGIA GULF CORPORATION

                     1994 Employee Stock Purchase Plan


           1. The Plan. This Plan dated as of November 1, 1993 shall be known as the "1994 Employee Stock Purchase Plan." The purpose of this Plan is to permit certain employees of Georgia Gulf Corporation (the "Company") to obtain or increase a proprietary interest in the Company by permitting them to purchase shares of the Company's Common Stock on a discount basis.

           2. The Offering. The Company shall offer an aggregate of 300,000 shares of its Common Stock, of the par value of $0.01 each, for subscription in the manner and on the terms hereinafter provided by those persons who are Eligible Employees on November 1, 1993 (the "Offering Date"). The purchase price per share shall be the lower of

           (i) 85% of the mean between the high and low sales prices of the Common Stock (as reported in the record of Composite Transactions for New York Stock Exchange listed securities and printed in The Wall Street Journal) on the Offering Date (or on the next regular business date on which shares of the Common Stock of the Company shall be traded in the event that no shares of the Common Stock shall have been traded on the Offering Date); or

           (ii) 85% of the mean between the high and low sales prices of the Common Stock (as reported in the record of Composite Transactions for New York Stock Exchange listed securities and printed in The Wall Street Journal) on December 30, 1994 (or on the preceding regular business date on which shares of the Common Stock shall be traded in the event that no shares of the Common Stock shall have been traded on such date).

           The purchase price per share shall be subject to adjustment in accordance with the provisions of Section 11(a). The shares of Common Stock that may be purchased under this Plan may be authorized but unissued shares, treasury shares or shares acquired on the open market.

           3. Eligible Employees. The "Eligible Employees" shall be those persons, and only those persons, who are employees of the Company on the Offering Date, and whose customary employment is more than 20 hours per week, with the exception of any person who immediately prior to the Offering Date would be deemed for purposes of Section 423(b)(3) of the Internal Revenue Code of 1986 (the "Code") to own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company. The term "employees of the Company" in the immediately preceding sentence shall include employees of any corporation in which the Company owns, directly or indirectly, 50% or more of the combined voting power of all classes of stock and which has been designated by the Board of Directors of the Company as a corporation whose employees may participate in the Plan. Notwithstanding anything to the contrary in this Section 3, no officer of the Company subject to Section 16 of the Securities Exchange Act of 1934 who is a "highly compensated employee" within the meaning of
     Section 414(q) of the Code shall be eligible to participate in this Plan.

           4. Subscriptions. (a) As soon as practicable after the Company has satisfied the requirements of the applicable federal and state securities laws relating to the offer and sale of Common Stock to Eligible Employees pursuant to this Plan, each Eligible Employee shall (subject to the terms of this Plan) be entitled to subscribe, in the manner and on the terms herein provided, for the number of whole shares of Common Stock of the Company designated by him which can be purchased, at the purchase price on the Offering Date, with equal installments of not less than $10 nor more than 15% of his periodic rate of compensation (weekly or semi-monthly, as the case may be), determined as hereinafter provided.

           (b) In the case of all Eligible Employees, the periodic rate of compensation (excluding any bonus or other special compensation) shall be computed on the basis of the rate of compensation in effect immediately prior to the Offering Date.

           (c) This Plan shall be submitted for approval by the stockholders of the Company prior to September 1, 1994. Subscriptions shall be subject to the condition that prior to such date this Plan shall be approved by the stockholders of the Company in the manner contemplated by Section 423(b)(2) of the Internal Revenue Code of 1986. If not so approved prior to such date, this Plan shall terminate, all subscriptions hereunder shall be canceled and be of no further force and effect, and all persons who shall have subscribed for shares pursuant to this Plan shall be entitled to the prompt refund in cash of all sums withheld from or paid by them pursuant to this Plan and subscriptions hereunder, together with simple interest, also in cash, on the amount of such refund computed from the respective dates of withholding, at the rate of 6% per annum.

           (d) Subscriptions pursuant to this Plan shall be evidenced by the completion and execution of a subscription agreement in the form provided by the Company and the delivery thereof to the Company, at the place designated by the Company, prior to December 31, 1993. Subscription agreements shall not be subject to termination or reduction after the full purchase price of all shares covered by such agreement has been withheld or paid as provided herein.

           (e) In the event that upon the termination of the subscription period under this Plan the aggregate number of shares subscribed for pursuant to this Plan shall exceed 300,000, then all subscriptions shall be reduced proportionately, but disregarding fractions of shares, to the extent necessary so that the aggregate number of shares covered by all such subscriptions pursuant to this Plan will not exceed 300,000.

           5. Payment of Purchase Price. Except to the extent provided in Sections 7, 8, 9, and 10, the purchase price of all shares purchased pursuant to this Plan shall be paid in equal installments withheld from the subscribing employee's compensation (weekly or semi-monthly, as the case may be) during the period of 12 consecutive calendar months commencing with January 1994.

           In the event of a change in an employee's payment schedule, an appropriate change shall be made in the schedule of installments to be withheld so that the portion of the purchase price not theretofore withheld will be withheld in equal installments over the remainder of such 12 month period. No amount shall be withheld or paid after December 30, 1994.

           6. Issuance of Shares; Delivery of Stock Certificates. Shares covered by a subscription agreement entered into pursuant to this Plan shall, except to the extent set forth in Section 8(a), be deemed to have been issued and sold on December 30, 1994. Prior to that time, no person shall have any rights as a holder of any shares covered by such a subscription agreement. No adjustment shall be made for dividends or other rights for which the record date is prior to that time except as provided in Section 11(a). Promptly after the full purchase price of all shares covered by a subscription agreement shall have been so withheld or paid, the Company shall issue and deliver a stock certificate or certificates therefor. In the event the amount of accumulated payroll deductions is greater than the full purchase price of all shares covered by a subscription agreement, such excess shall be promptly returned in cash (without interest) to the subscribing employee.

           7. Right to Terminate Subscription or to Reduce Number of Shares Subscribed For. (a) Subject to the provisions of
     Section 4(d), each subscribing employee shall have the right, at any time before the full purchase price of all shares then covered by his subscription agreement shall have been withheld or paid, to terminate his subscription agreement or to reduce the number of shares covered thereby by notice in writing delivered to the Company.

           (b) A subscribing employee who shall terminate his subscription agreement shall be entitled to request the prompt refund, in cash, of the full amount theretofore withheld from and paid by him pursuant to this Plan and such subscription agreement.

           (c) A subscribing employee who shall reduce the number of shares covered by his subscription agreement shall be entitled, at his option (i) to the prompt refund, in cash, of the amount by which the amount theretofore withheld from and paid by him pursuant to this Plan and such subscription agreement exceeds that which would have been so withheld and paid if the number of shares originally subscribed for had been the number to which he has reduced his subscription or
     (ii) to apply such excess in equal amounts to the reduction of future installments of the purchase price of the reduced number of shares covered by the subscription agreement.

           8(a). Retirement. If a subscribing employee shall retire from the employ of his employer and be eligible at such time to commence, and actually commences, receiving early or normal retirement benefits from the employer's qualified defined benefit plan covering such employee (if no employer-sponsored qualified defined benefit plan covers the employee, then a qualified defined contribution plan), he shall have, during the period of three months following the date of termination (but in no event after December 30, 1994), the right provided in Section 7(b), and if the Plan shall have been approved by the stockholders of the Company pursuant to Section 4(c) prior to the expiration of such three month period, the additional right to receive the number of whole shares which can be purchased at the purchase price on the Offering Date with the full amount theretofore withheld from and paid by him pursuant to this Plan and his subscription agreement, together with cash in an amount equal to any balance of the amount so withheld and paid (without interest on such cash). Such shares shall be delivered to the employee within a reasonable period of time after the employee has notified the Company of his election to exercise this right. Any such retired employee who shall not make a timely election to exercise the foregoing rights shall be deemed to have elected to receive cash in an amount equal to the full amount theretofore withheld pursuant to his subscription agreement.

           8(b). Death or Disability. In the event of the death or disability of a subscribing employee prior to the payment in full of the purchase price of the shares subscribed for by him pursuant to this Plan, the disabled employee or the personal representative of the decedent, as the case may be, shall have the rights provided or referred to in Section 8(a). Any such disabled employee or personal representative who shall not make a timely election to exercise such rights shall be deemed to have elected to exercise the right to receive cash as described in Section 8(a). For purposes of this subsection (b), a subscribing employee shall be deemed "disabled" if the employee would be "disabled" pursuant to the standards set forth in the Georgia Gulf Corporation Salaried Long-Term Disability Plan whether or not he or she is covered under that plan.

           8(c). Termination of Employment Other Than by Reason of Retirement, Death or Disability. In the event of the voluntary or involuntary termination of employment with the Company of a subscribing employee other than by reason of retirement, death or disability, the employee shall be entitled only to the prompt refund, in cash, of the full amount theretofore withheld from and paid by him pursuant to this Plan (without interest on such cash).

           9.  Temporary Layoff and Authorized Leave of Absence.
     (a) Installment payments shall be suspended during a period of inactive service due to temporary layoff or authorized leave of absence without pay. If the subscribing employee shall return to active service prior to December 30, 1994, installment payments shall be commenced or resumed, and he shall be entitled to elect, within 10 days after return to active service but in no event after December 30, 1994, either (i) to make up the deficiency in his account by an immediate lump sum cash payment equal to the aggregate of the installments which would have been withheld had he not been absent, or (ii) to have future installments uniformly increased (to the maximum possible extent) to adjust for such deficiency, or (iii) not to make up such deficiency and to reduce the number of shares under subscription by the number (increased to the next highest whole number) arrived at by dividing the amount of the deficiency by the purchase price per share on the Offering Date. An employee who does not make a timely election pursuant to this Section 9(a) shall be deemed to have elected the alternative described in clause (iii) hereof.

           (b) For the purpose of this Plan, a subscribing employee shall be deemed to be terminated from his or her employment with the Company if such layoff or leave of absence exceeds a period of 90 consecutive days, and, in such case, such employee shall have, effective as of the expiration of such 90-day period, only those rights provided in Section 8(c) hereof.

           10. Insufficiency of Pay to Permit Withholding of Installment. (a) If in any payroll period, for any reason other than temporary layoff or authorized leave of absence without pay, a subscribing employee shall receive no pay or his pay shall be insufficient (after all other proper deductions) to permit withholding of his installment payment, the employee may make payment of such installment in cash when due.

           (b) In the event of any failure by a subscribing employee to make timely payment in cash of any installment which cannot be withheld because of the circumstances contemplated by Section 10(a), the Company shall mail a notice of deficiency to such employee at his last known business or home address. If the employee does not make payment in cash of such deficiency within 10 days after the mailing of such notice, such employee shall forfeit his right to make cash payment of installments under Section 10(a) and his rights thereafter shall be limited to the right to receive the number of whole shares which can be purchased at the purchase price on the Offering Date with the full amount of payroll withholdings (including the amount theretofore withheld and any amounts subsequently withheld from available earnings), together with cash in the amount of the balance of such employee's withholdings (without interest on such cash).

           11.  Definition of Common Stock; Effect of Certain
     Transactions.  (a)     The term "Common Stock" as used in this
     Plan refers to shares of the Common Stock of the Company as presently constituted and any shares of Common Stock which may be issued by the Company in exchange for or reclassification thereof. If, and whenever, at any time after the Offering Date and prior to the issue and sale by the Company of all of the shares of Common Stock covered by subscription agreements entered into pursuant to this Plan, the Company shall effect a subdivision of shares of Common Stock or other increase (by stock dividend or otherwise) of the number of shares of Common Stock outstanding, without the receipt of consideration by the Company or another corporation in which the Company is financially interested and otherwise than in discharge of the Company's obligation to make further payment for assets theretofore acquired by it or such other corporation or upon conversion of stock or other securities issued for consideration, or shall reduce the number of shares of Common Stock outstanding by a consolidation of shares, then (i) in the event of such an increase in the number of shares outstanding, the number of shares of Common Stock then subject to subscription agreements entered into pursuant to this Plan shall be proportionately increased and the purchase price per share shall be proportionately reduced, and (ii) in the event of such a reduction in the number of such shares outstanding, the number of shares of Common Stock then subject to subscription agreements entered into pursuant to this Plan shall be proportionately reduced and the purchase price per share shall be proportionately increased. Except as provided in this Section 11(a), no adjustment shall be made under this Plan or any subscription agreement entered into pursuant to this Plan by reason of any dividend or other distribution declared or paid by the Company.

           (b) Anything in this Plan or in any subscription agreement entered into pursuant hereto to the contrary notwithstanding (except as provided in Section 12), each subscribing employee shall have the right immediately prior to any merger or consolidation of which the Company is not to be the survivor, or the liquidation or dissolution of the Company, to elect (i) to receive the number of whole shares which can be purchased at the purchase price under this Plan with the full amount theretofore withheld from or paid by him pursuant to this Plan and his subscription agreement, together with cash in an amount equal to any balance of the amount so withheld and paid (without interest on such cash),
     (ii) to prepay in cash in a lump sum the unpaid balance of the purchase price of the shares covered by his subscription agreement or (iii) to receive a refund, in cash, of the full amount theretofore withheld, together with simple interest, also in cash, on the amount of such refund computed from the respective dates of withholding, at the rate of 6% per annum. The subscription agreement of any subscribing employee who shall not make such an election shall terminate upon such merger, consolidation, liquidation or dissolution and his rights shall be those provided in clause (i) of this
     Section 11(b), unless the surviving corporation in its absolute and uncontrolled discretion shall offer such subscribing employee the right to purchase its shares in substitution for his rights under such subscription and he shall accept such offer.

           12. Limitation on Right to Purchase. Anything in this Plan to the contrary notwithstanding, (i) no shares may be purchased under this Plan to the extent not permitted by
     Section 423(b)(8) of the Internal Revenue Code of 1986, (ii) if at any time when any person is entitled to complete the purchase of any shares pursuant to this Plan, after taking into account such person's rights, if any, to purchase
     Common Stock of the Company under all other stock purchase plans of the Company, the result would be that during the then current calendar year, such person would have become entitled to purchase during such calendar year under this Plan and all such other plans a number of shares of Common Stock which would exceed the maximum number of shares permitted by the provisions of Section 423(b)(8) of the Internal Revenue Code of 1986, then the number of shares which such person shall be entitled to purchase pursuant to this Plan shall be reduced by the number which is one more than the number of shares which represents such excess, and
     (iii) if any person entitled to subscribe for shares hereunder would be deemed for the purposes of Section 423(b)(3) of the Code to own stock (including the maximum number of shares for which such person would be entitled to subscribe pursuant to the foregoing formula) possessing 5% or more of the total combined voting power or value of all classes of stock of the Company which are issued and outstanding immediately after the Offering Date, the maximum number of shares which such person shall be entitled to subscribe for, pursuant to this Plan shall be reduced to that number which, when added to the number of shares of Common Stock of the Company which such person is so deemed to own (excluding the maximum number of shares for which such person would be entitled to subscribe pursuant to the foregoing formula), is one less than such 5%.

           13. Non-Assignability; Personal Representative of Deceased Employees. (a) None of the rights of an employee under this Plan or any subscription agreement entered into pursuant thereto shall be transferable by such employee otherwise than by will or the laws of descent and distribution and, during the lifetime of such employee, such rights shall be exercisable only by him. Any such attempted transfer not permitted by this Plan or by the subscription agreements shall be void, and the Company shall treat such transfer as cause for termination of the subscription agreements of the transferor and, if the transferee is then a participant in the Plan, the transferee. Notice of termination shall be effected as provided in paragraph 10(b), and the rights of such transferees and transferors shall be limited the right to the prompt refund, in cash, of the full amounts theretofore withheld and paid by them pursuant to this Plan and their subscription agreements.

           (b) References herein, other than in Section 3, hereof, to employees shall be deemed to include the personal representative of a deceased employee.

           14. Shares not Subscribed for During the Offering Period or Subscribed for but not Purchased. Shares referred to herein which shall not be subscribed for, and shares which were subscribed for but thereafter cease to be subject to a subscription agreement hereunder, shall be free from any reservation for use in connection with this Plan and shall have the same status as all other unreserved authorized but unissued shares.

           15. Construction; Administration. All questions with respect to the construction and application of the Plan and subscription agreements entered into pursuant thereto and the administration of this Plan shall be settled by the determination of the Board of Directors of the Company or of one or more other persons designated by it, which determinations shall be final, binding and conclusive on the Company and all employees and other persons.

           16. Notice. Any election or other notice required to be given by a subscribing employee under this Plan shall be in writing and shall be delivered personally or by mail, postage prepaid, addressed to the place designated by the Company for delivery of the subscription agreement. If an election is made which requires the payment of a sum of money, such sum shall accompany the written election.

           17. Amendment. The Plan may be amended by the Board of Directors in any way which shall not adversely affect the rights of employees under subscription agreements theretofore entered into pursuant hereto.

                                                              Exhibit 13


Five-Year Selected Financial Data
Georgia Gulf Corporation
and Subsidiaries

                                                           Year Ended December 31
                                               1993       1992        1991       1990       1989
Results of Operations
(In Thousands, except per share data)

Net Sales                                    $ 768,902  $ 779,455   $ 838,336  $ 932,104  $1,104,468
Cost of Sales                                  619,540    616,802     626,672    661,448     753,255
Selling and administrative expenses             38,901     33,827      41,129     42,087      52,204

Operating Income                               110,461    128,826     170,535    228,569     299,009
Recapitalization expense                              -          -          -    (17,869)           -
Interest expense                               (44,779)  (61,216)  (80,772)  (63,161)
(961)
Interest income                                     106        73         492      2,505       2,045

Income before income taxes, extraordinary
  charge and cumulative effect of
  accounting change                             65,788     67,683      90,255    150,044     300,093
Provision for income taxes                      23,560     21,346      28,782     54,700     108,103

Income before extraordinary charge and
  cumulative effect of accounting change   42,228          46,337      61,473     95,344     191,990
Extraordinary charge on early retirement
  of debt (net of tax benefit of $6,834)  (13,267)        -                 -          -           -
Cumulative effect of accounting change
  for income taxes                              12,973           -          -           -           -

Net income                                   $  41,934  $  46,337   $  61,473  $  95,344  $  191,990

Net income per common share                  $    1.01  $    1.18   $    1.75  $    3.07  $     7.58

Dividends declared per common share          $       -  $       -   $       -  $       -  $     1.00
Financial Position (In Thousands)

Working capital                              $  67,674  $  57,465   $  20,676  $  50,131  $  132,097
Property, plant and equipment, net             222,835    217,781     226,746    220,851     215,182
Total assets                                   405,287    419,420     415,585    456,657     472,989
Total debt                                     379,206    444,416     639,153    726,481         856
Stockholders' equity (deficit)                (110,577) (161,165) (357,512) (424,476)   330,341
Cash provided by operating activities           88,268     60,385     112,148    127,752     225,255
Depreciation and amortization                   27,062     29,583      26,447     19,834      18,667
Capital expenditures                            29,583     14,261      28,273     58,111      54,159
Maintenance expenditures                        43,141     47,664      42,853     42,985      40,400
Sales per employee                                 684        691         760        868         818

Other Selected Data

Current ratio                                      1.6        1.4         1.1        1.3         2.2
Return on assets                                  10.2%     11.1%     14.1%     20.5%
41.3%
Return on sales                                    5.5%      5.9%      7.3%     10.2%
17.4%
Ratio of operating income to
  interest expense                                 2.5        2.1         2.1        3.6       311.1
Weighted average common shares and
  equivalents outstanding (in thousands)   41,672          39,227      35,143     31,069      25,327
Employees                                        1,124      1,128       1,103      1,074       1,350


All years subsequent to 1989 include the effect of the Recapitalization, which occurred in
April 1990.  (See note 6 to the consolidated financial statements.)  Certain reclassifications of prior years' amounts have been made to conform with the 1993 presentation.
Management's Discussion and Analysis
Georgia Gulf Corporation
and Subsidiaries

Results of Operations

The financial results for 1993 reflect the continuation of the depressed global economies and the resulting impact on key markets requiring the use of our products. Despite record sales volumes, net sales decreased $10.6 million primarily as a result of substantial reductions in the selling price of caustic soda. The pulp and paper and aluminum markets for caustic soda continued to lag behind the recovery taking place in the construction and automobile industries. Notwithstanding reductions in selling prices and margins, the Company still generated operating income of $110.5 million and cash provided by operating activities of $88.3 million, enabling the Company to reduce debt by $65.2 million during the year.
   This discussion of the Company's financial condition and results of operations should be read in conjunction with the letter to stockholders and the Company's consolidated financial statements and related notes presented in other sections of this Annual Report.

1993 Compared With 1992
Net sales decreased 1.4 percent to $768.9 million in 1993 from $779.5 million in 1992 despite overall record sales volume in 1993. The decrease in net sales resulted primarily from a significant decline in the selling price of caustic soda throughout the year, which more than offset sales price increases for other products.
   Operating income of $110.5 million in 1993 reflects a decrease of $18.4 million from the amount reported in 1992. This decrease was primarily attributable to the declining selling price for caustic soda. Raw material costs were down slightly for 1993; however, overall cost of sales increased $2.7 million as a result of the higher sales volumes. Selling and administrative expenses increased to $38.9 million in 1993 from $33.8 million in 1992. This increase was largely attributable to a bad debt write-off of $1.9 million and to the fact that in 1992, selling and administrative expenses were reduced by approximately $1.0 million due to non-recurring claim settlements received during that year.
   Interest expense in 1993 was $44.8 million as compared with $61.2 million in 1992. This 27 percent decline was the result of lower interest rates achieved from a first quarter 1993 debt refinancing and a further $65.2 million reduction in debt during the year.
   As a result of the debt refinancing, the Company incurred an extraordinary charge of $13.3 million, net of an income tax benefit of $6.8 million, in the first quarter of 1993. The extraordinary charge was related to the recording of interest swap agreements at fair value and the write-off of deferred financing costs and interest rate cap agreements associated with the previous credit agreement.
   The fiscal 1993 results were also affected by the Company's adoption effective January 1, 1993, of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which changed the method of accounting for income taxes from the deferred method to the liability method. The adoption of SFAS 109 resulted in a cumulative one-time benefit of $13.0 million in the first quarter of 1993.

     The effective federal and state income tax rate was 35.8 percent in 1993, as compared to 31.5 percent in 1992. The higher effective rate for 1993 was primarily attributable to the increase in the federal income tax rate of 1 percent and the resulting one-time charge of $800,000 to revalue deferred income tax balances.
   Net income of $41.9 million in 1993 decreased from $46.3 million in 1992. This 10 percent decline is primarily attributable to the lower operating income offset partially by the reduction in interest expense.
   Net income per common share decreased to $1.01 per share in 1993 from $1.18 per share in 1992. The earnings per share calculations were impacted by the lower net income and the greater number of shares outstanding, which resulted after the May 1992 common stock offering of 6.1 million shares.

1992 Compared With 1991
Net sales for 1992 were $779.5 million, down 7 percent from $838.3 million in 1991. Sales prices declined for most products during 1992 as a result of a weak economy, both in the United States and abroad. International sales declined to 15 percent of net sales in 1992, compared with 17 percent of net sales in 1991, as a result of both lower sales prices and reduced volume.
   Raw material costs were down for 1992 but not enough to offset the decline in sales prices. As a result, operating income decreased 24 percent in 1992 to $128.8 million from $170.5 million in 1991.
   Selling and administrative expenses were $33.8 million for 1992 as compared to $41.1 million in 1991. The $7.3 million decrease resulted primarily from lower compensation expense related to employee stock options and incentive programs.
   Interest expense declined $19.6 million in 1992 to $61.2 million. The Company benefited from lower interest rates and the reduced debt balance resulting from the secondary common stock offering completed in May 1992.
   Net income for 1992 was $46.3 million, down 25 percent from $61.5 million in 1991. This decrease resulted from the decline in operating income, which was partially offset by the reduction in interest expense. Net income per common share decreased to $1.18 per share in 1992 from $1.75 per share in 1991 as a result of lower net income and the increased number of shares outstanding.


Liquidity and Capital Resources
For 1993, Georgia Gulf generated $88.3 million from operating activities, up from $60.4 million in 1992. The major sources of funds for 1993 were net income of $41.9 million and a reduction of $11.0 million in working capital (excluding cash and cash equivalents and the current portion of long-term debt). Contributing to this decrease in working capital was a significant reduction of inventories resulting generally from lower inventory levels in all business areas.
   Cash used for capital expenditures totaled $29.6 million, up from $14.3 million in 1992. The increase resulted primarily from $12.1 million spent on a vinyl resin plant expansion and $4.9 million for the construction of a new sodium chlorate plant with the balance being used to modernize and improve the efficiency of existing facilities.
   Cash used for financing activities was $58.5 million for 1993, an increase of $12.8 million over 1992. The Company received $6.7 million of proceeds in 1993 from the issuance of common stock under various stock purchase and option plans. During 1993, outstanding debt was reduced by $65.2 million to $379.2 million at year-end.
   In February 1993, the Company refinanced its credit agreement to replace the $90.0 million revolving credit facility and the $227.3 million term loan with a revolving credit facility permitting borrowings of up to $150.0 million and a $150.0 million term loan. As of December 31, 1993, the Company had availability of $35.0 million under the revolving credit facility. The refinanced credit agreement provides for reduced interest rates, more favorable maturities on the term loan and less restrictive covenants.
   As of December 31, 1993, the Company has planned capital projects of approximately $70.0 million, which includes $43.0 million for the vinyl resin plant expansion scheduled for completion at the end of 1994 and $5.4 million for a methanol plant expansion to be completed by the third quarter of 1994.
   Management believes that cash provided by operations of the Company and the availability of borrowings under the Company's revolving credit facility will provide sufficient funds to support working capital fluctuations, debt service requirements and planned capital expenditures.


Inflation

The most significant components of the Company's cost of sales are raw materials and energy, which consist of basic commodity items. The cost of raw materials and energy are based primarily on market forces and have not been significantly affected by inflation. Also, inflation has not had a material impact on the Company's sales or income from operations.


Environmental

The Company's operations are subject to various federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid and hazardous waste; the discharge of pollutants into the air and into surface and underground waters; and the manufacture of chemical substances. All of the plants operated by the Company were built or have been upgraded at least to meet current environmental standards.
   Management believes that the Company is in material compliance with all current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause the Company to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.

Consolidated Balance Sheets
Georgia Gulf Corporation
and Subsidiaries



                                                                               December 31
(In thousands, except share data)                                        1993             1992
Assets
     Current assets
       Cash and cash equivalents                                         $   3,099        $   2,904
       Receivables, net of allowance for doubtful
         accounts of $3,200 in 1993 and 1992                                96,068          101,868
       Inventories                                                          58,261           71,265
       Prepaid expenses                                                     10,350           11,055
       Deferred income taxes                                                 9,759                -

           Total current assets                                            177,537          187,092

     Property, plant and equipment, at cost                                388,844          359,261
       Less accumulated depreciation                                       166,009          141,480

         Property, plant and equipment, net                                222,835          217,781

     Other assets                                                            4,915           14,547

     Total assets                                                        $ 405,287        $ 419,420

Liabilities and Stockholders' Equity (Deficit)

     Current Liabilities
       Current portion of long-term debt                                 $  14,049        $  35,030
       Accounts payable                                                     59,911           67,167
       Interest payable                                                     16,824            9,906
       Accrued income taxes                                                  3,129              177
       Accrued pension                                                       4,670            6,088
       Other accrued liabilities                                            11,280           11,259

           Total current liabilities                                       109,863          129,627

     Long-term debt                                                        365,157          409,386

     Deferred income taxes                                                  40,844           41,572

     Stockholders' equity (deficit)
       Preferred stock - $.01 par value; 75,000,000 shares
         authorized; no shares issued                                            -                -
       Common stock - $.01 par value; 75,000,000 shares
         authorized; shares issued: 40,951,571 in 1993
         and 40,293,639 in 1992                                                410              403
       Additional paid-in capital                                          166,439          157,792
       Retained earnings (deficit)                                        (277,426)        (319,360)

           Total Stockholders' equity (deficit)                           (110,577)        (161,165)

     Total liabilities and stockholders' equity (deficit)                $ 405,287        $ 419,420



The accompanying notes are an integral part of these consolidated financial statements.
Consolidated Statements of Income

Georgia Gulf Corporation
and Subsidiaries


                                                          Year Ended December 31
(In thousands, except share data)                  1993             1992             1991

Net sales                                          $768,902         $779,455         $838,336

Operating costs and expenses
  Cost of sales                                     619,540          616,802          626,672
  Selling and administrative                         38,901           33,827           41,129

     Total operating costs and expenses             658,441          650,629          667,801

Operating Income                                    110,461          128,826          170,535
Other income (expense)
  Interest expense                                  (44,779)         (61,216)         (80,772)
  Interest income                                       106               73              492

Income before income taxes, extraordinary
  charge and cumulative effect of accounting
  change                                             65,788           67,683           90,255
Provision for income taxes                           23,560           21,346           28,782

Income before extraordinary charge and
  cumulative effect of accounting change             42,228           46,337           61,473
Extraordinary charge on early retirement
  of debt, net of tax benefit of
  $6,834 (Note 4)                                   (13,267)               -                -
Cumulative effect of accounting change
  for income taxes (Note 9)                          12,973                -                -

Net income                                         $ 41,934         $ 46,337         $ 61,473

Primary and fully diluted net income per
 common share:
  Before extraordinary charge and cumulative
    effect of accounting change                    $   1.01         $   1.18         $   1.75
  Extraordinary charge on early
    retirement of debt                                (0.32)               -                -
  Cumulative effect of accounting change
    for income taxes                                   0.32                -                -

Net income per common share                        $   1.01         $   1.18         $   1.75

Weighted average common shares and
  equivalents outstanding                       41,671,903       39,226,832       35,142,652



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Georgia Gulf Corporation
and Subsidiaries


                                                        Year Ended December 31
(In thousands)                                     1993             1992             1991


Cash flows from operating activities:
  Net income                                       $  41,934        $  46,337        $  61,473
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization                   27,062           29,583           26,447
      Deferred income taxes                            2,486            4,379            4,067
      Cost associated with early
        retirement of debt                            20,101                -                -
      Cumulative effect of accounting
        change for income taxes                      (12,973)               -                -
      Compensation and tax benefits
        related to stock plans                         1,934            1,002            5,052
      Change in assets and liabilities:
        Receivables                                    5,800          (13,218)          28,991
        Inventories                                   13,004           (2,588)          11,233
        Prepaid expenses                                 705           (1,325)          (1,240)
        Accounts payable                              (7,256)           3,637          (11,471)
        Interest payable                              (2,678)            (699)           1,704
        Accrued income taxes                           2,952           (1,823)          (6,276)
        Accrued pension                               (1,418)            (332)          (1,057)
        Accrued liabilities                               21           (3,957)          (3,562)
        Other                                         (3,406)            (611)          (3,213)

Net cash provided by operating activities             88,268           60,385          112,148

Cash flows from financing activities:
  Net increase (decrease) in revolving
    credit loan                                       79,000            4,000          (22,400)
  Proceeds from issuance of long-term debt           150,000                -                -
  Principal payments on long-term debt              (294,210)        (198,737)         (64,928)
  Proceeds from issuance of common stock               6,720          149,008              439

Net cash used in financing activities                (58,490)         (45,729)         (86,889)

Cash flows from investing activities:
  Capital expenditures                               (29,583)         (14,261)         (28,273)

Net cash used in investing activities                (29,583)         (14,261)         (28,273)

Net increase (decrease) in cash and
  cash equivalents                                       195              395           (3,014)
Cash and cash equivalents at beginning
  of year                                              2,904            2,509            5,523

Cash and cash equivalents at end
  of year                                          $   3,099        $   2,904        $   2,509



The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Georgia Gulf Corporation
and Subsidiaries



                                                                                          Total
                                                                                          Stock-
                                                           Additional    Retained         holders'
                                          Common Stock        Paid-in    Earnings         Equity
(In thousands, except share data)      Shares         Amount  Capital    (Deficit)        (Deficit)

Balance, December 31, 1990             33,607,634       $336  $  2,358   $(427,170)       $(424,476)

Net income                                      -          -         -      61,473           61,473
Compensation related to
  stock option plans                            -          -     5,052           -            5,052
Common stock issued upon
  exercise of stock options               102,960          1       438           -              439

Balance, December 31, 1991             33,710,594        337     7,848    (365,697)
(357,512)

Net income                                      -          -         -      46,337            46,337
Tax benefit realized from
  stock option plans                            -          -     1,002           -             1,002
Common stock issued in
  public offering                       6,095,000         61   143,875           -           143,936
Common stock issued upon
  exercise of stock options               278,125          3     2,002           -             2,005
Common stock issued under
  stock purchase plan                     209,920          2     3,065           -             3,067

Balance, December 31, 1992             40,293,639        403   157,792    (319,360)
(161,165)

Net income                                      -          -         -      41,934            41,934
Tax benefit realized from
  stock option plans                            -          -     1,934           -             1,934
Common stock issued upon
  exercise of stock options               450,425          5     3,474           -             3,479
Common stock issued under
  stock purchase plan                     207,507          2     3,239           -             3,241


Balance, December 31, 1993             40,951,571       $410  $166,439   $(277,426)
$(110,577)



The accompanying notes are an integral part of these consolidated financial statements.
Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Georgia Gulf Corporation
and Subsidiaries




Note 1: Summary of Significant

Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Georgia Gulf Corporation and its subsidiaries ("the Company"). All significant intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash and cash equivalents for the purposes of the balance sheet and statement of cash flow presentations. The carrying amount approximates fair value because of the short original maturity of these instruments.

Inventories - Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest attributable to funds used in financing the construction of major plant and equipment is capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes.

     The estimated useful lives of the assets are as follows:

                                       Estimated
                                       Useful Lives
Buildings and land improvements        20 - 30 years
Machinery and equipment                 3 - 15 years

Other Assets - Other assets consist primarily of debt issuance costs which are amortized to expense using the effective interest method over the term of the related indebtedness. The amount of debt issuance costs amortized to interest expense during 1993, 1992, and 1991 was $961,000, $5,191,000 and $4,729,000,
respectively. Debt issuance costs of $10,169,000 were written off as part of the extraordinary charge on the early retirement of debt during the first quarter of 1993 (see note 4).

Other Postemployment Benefits - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which became effective for fiscal years beginning after December 1992. The FASB also issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which becomes effective for fiscal years beginning after December 1993. The Company does not offer any postemployment or postretirement benefits under its present benefit structure.

Environmental Expenditures - Environmental expenditures that pertain to current operations or relate to future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that relate to an existing condition caused by past operations and do not contribute to future revenues are expensed. Liabilities are recognized when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated.

Net Income Per Common Share - Primary and fully diluted net income per common share is computed by dividing the weighted average of common shares and equivalents outstanding during the year into net income. Common stock equivalents consist of the shares issuable under various stock plans less the number of shares deemed to be repurchased under application of the treasury stock method.

Reclassifications - Certain reclassifications of prior years' amounts have been made to conform with the 1993 presentation.

Note 2: Inventories

The major classes of inventories were as follows (in thousands):

                                December 31,
                              1993       1992
Raw materials and
  supplies                  $20,819    $22,746
Finished goods               37,442     48,519

                            $58,261    $71,265



Note 3: Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                December 31,
                              1993       1992
Machinery and equipment     $334,175   $318,943
Land and improvements         23,246     23,246
Buildings                      9,768      9,463
Construction
  in progress                 21,655      7,609
Property, plant and
  equipment, at cost        $388,844   $359,261



Note 4: Extraordinary Charge - Early Retirement of Debt

The Company refinanced its senior debt on February 10, 1993, replacing an existing $90,000,000 revolving credit facility and a $227,335,000 term loan with a revolving credit facility permitting borrowings of up to $150,000,000 through January 1998 and a $150,000,000 term loan. As a result of the refinancing, the Company incurred an extraordinary charge in the first quarter of 1993 of $13,267,000, net of an income tax benefit of $6,834,000. The extraordinary charge was related to the recording of interest rate swap agreements at their fair value and the writeoff of debt issuance costs and interest rate cap agreements associated with the previous credit agreement. The recording of the interest swap agreements at fair value was reflected as an increase to interest payable.

Note 5: Long-term Debt

Long-term debt consisted of the following (in thousands):

                                 December 31,
                              1993       1992

Revolving credit loan, average
  rates of 4.84% and
  7.78% for 1993 and
  1992, respectively        $105,000   $ 26,000
Term loan, average rates
  of 5.14% and 6.43% for
  1993 and 1992,
  respectively                83,125    227,335
15% Senior Subordinated
  Notes                      191,081    191,081
                             379,206    444,416
Less current maturities       14,049     35,030
Long-term debt              $365,157   $409,386


   The Company has entered into a credit agreement ("Credit Agreement") with a group of financial institutions providing for a revolving credit facility permitting borrowings of up to $150,000,000 and a term loan. The revolving credit facility terminates and any related outstanding loans are due in January 1998. Payments under the term loan are due in quarterly installments through January 1998. Maturities of long-term debt for each of the next five years are as follows: 1994-$14,049,000; 1995-$17,562,000; 1996-$22,245,000; 1997-$23,415,000; 1998-
$5,854,000. In addition, a prepayment is required for each year the term loan is outstanding based on a percentage of the excess cash flow generated in the preceding year as defined in the Credit Agreement. The required prepayment for 1993 was satisfied by an optional prepayment made during 1993. The Credit Agreement is secured by substantially all of the Company's assets.
   As of December 31, 1993, the Company had availability of up to $35,000,000 under the terms of the revolving credit facility. An annual commitment fee of .375 percent is required to be paid on the unused portion.
   The 15 percent Senior Subordinated Notes ("Notes") are due April 2000 with interest payable semi-annually. The Notes are redeemable at par, subject to restrictions in the Credit Agreement, in whole or in part at the option of the Company at any time on or after April 15, 1995.
   Under the Credit Agreement and Note indenture, the Company is subject to certain restrictive covenants, the most significant of which require the Company to maintain certain financial ratios, limit the amount the Company can pay in dividends, limit the amount of Note prepayments and limit the issuance and sale of additional common stock.
   Cash payments for interest during 1993, 1992 and 1991 were $48,391,000, $56,474,000 and
   $73,972,000, respectively.


Note 6: Stockholders' Equity (Deficit)

In April 1990, the Company's stockholders approved a Plan of Recapitalization (the "Recapitalization"), which resulted in an increase of 9,158,660 in the number of outstanding common shares, a net cash distribution to stockholders of $673,652,000 and a distribution to stockholders of Notes with an aggregate face value of $191,081,000. The net distribution for the Recapitalization was charged against retained earnings.
   In May 1992, the Company issued an additional 6,095,000 shares of common stock in a public offering. The net proceeds of approximately $143,936,000 were used to retire a portion of the Company's senior debt.
   In connection with the stock purchase rights described below, 30,000,000 of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $.01 or that which is paid on the common shares.
   Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from the Company 1/100th of a share of Junior Participating Preferred Stock for $45, subject to adjustment in certain circumstances. The rights become exercisable only after a person or group acquires beneficial ownership of 15 percent or more of the Company's outstanding shares of common stock, or commences a tender or exchange offer that would result in such person or group beneficially owning 15 percent or more of the Company's outstanding shares of common stock. The rights expire on April 27, 2000, and may be redeemed by the Company for $0.01 per right until 10 days following the earlier to occur of the announcement that a person or group beneficially owns 15 percent or more of the Company's outstanding shares of common stock, or the commencement, or announcement by any person or group of an intent to commence, a tender offer that would result in any person or group beneficially owning 15 percent or more of the Company's outstanding shares of common stock. Subject to certain conditions, if a person or group becomes the beneficial owner of 15 percent or more of the Company's outstanding shares of common stock, each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock having a value equal to two times the right's exercise price. In addition, subject to certain conditions, if the Company is involved in a merger or certain other business combination transactions, each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock of the acquiring company having a value equal to two times the right's exercise price.

Note 7: Stock Option and Purchase Plans
Stock Option Plans - During 1987, the Board of Directors approved a non-qualified stock option plan that provided for granting key employees options to purchase up to 484,820 shares of common stock. All options were granted with related cash awards payable upon exercise to compensate for tax consequences. All stock options related to this plan have vested and expire no more than 10 years after grant. Compensation expense related to the options and accompanying cash awards was $7,097,000 for the year ended December 31, 1991. No compensation expense was recorded in 1993 or 1992.
   The 1990 Incentive Equity Plan was approved by the stockholders of the Company as a part of the Recapitalization. This plan authorized the issuance of non-qualified stock options for up to 2,763,027 shares with options for 1,880,600 shares outstanding as of December 31, 1993. The option price per share may not be less than the fair market value of a share of the Company's common stock on the dates the options are granted. Outstanding options vest over a three-year period ending in 1994 and expire no more than 10 years after grant. The following is a summary of all stock option information:

                             Year Ended December 31,
                      1993             1992             1991
Stock options:
  Outstanding at
   beginning of
   year               2,504,015        2,873,840        3,083,600
Granted at $17.00-
  $18.25 per share      179,650                -                -
Exercised              (450,425)        (278,125)        (102,960)
Forfeited or
  canceled              (62,440)         (91,700)        (106,800)

Outstanding at end
  of year             2,170,800        2,504,015        2,873,840

Option exercise price
  range per share     $3.07-$18.25     $3.07-$9.25      $2.61-$9.25
Options exercisable   1,242,250          913,615          366,740
Options available
  for grant             221,877          347,627          255,927


Stock Purchase Plan - During 1993, the Board of Directors authorized, subject to stockholder approval, a 1994 Employee Stock Purchase Plan. In connection with the stock purchase plan, approximately 266,000 shares of common stock are reserved for issuance at a subscription price equal to 85 percent of the fair market value of the Company's common stock on either November 1, 1993, or December 30, 1994, whichever is lower. The subscription price is paid through payroll deductions over a twelve-month period ending December 1994. Under similar employee stock purchase plans, 207,507 and 209,920 shares of common stock were issued at $15.62 and $14.61 per share during 1993 and 1992, respectively.


Note 8: Pension Plans

The Company has several pension, savings and profit sharing plans that cover substantially all of its salaried and hourly employees. The expense incurred for these plans was approximately $5,263,000, $5,061,000 and $5,524,000, for the years ended
December 31, 1993, 1992 and 1991, respectively.
   Salaried and hourly employees are covered by defined contribution plans under which the Company makes contributions to individual employee accounts and by defined benefit plans for which the benefits are based on years of service and the employee's compensation or for which the benefit is a specific monthly amount for each year of service. The Company's policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax deductible contribution.

   The net pension costs for the defined benefit plans include the following components
(in thousands):

                            Year Ended December 31,

                      1993        1992       1991
Service cost for
  benefits earned
  during the year     $1,530      $1,513     $1,445
Interest cost on
  projected benefit
  obligation           2,043       1,818      1,760
Actual return on
  assets              (1,783)     (2,013)    (2,649)
Net amortization
  and deferrals          434       1,008      2,338

Net pension cost      $2,224      $2,326     $2,894

   The pension expense was calculated using an assumed discount rate of 8 percent in 1993, 1992 and 1991; an assumed long-term compensation increase rate of 6.5 percent in 1993, 1992 and 1991; and an assumed long-term rate of return on plan assets of 8 percent in 1993, 1992 and 1991.

   The funded status of the defined benefit plans is as follows (in thousands):
                                     December 31,
                                  1993       1992
Actuarial present value of:
Vested benefit obligation         $18,757    $13,584
Non-vested benefit obligation         438        281
Accumulated benefit
  obligation                      $19,195    $13,865
Projected benefit
  obligation                      $30,443    $24,280
Plan assets at fair value         (24,576)   (19,579)
Unfunded projected
  benefit obligation                5,867      4,701
Unrecognized net gains and
  losses                            2,027      5,029
Unrecognized prior
  service cost                        (35)       (50)
Unrecognized transition
  obligation                       (3,945)    (4,288)
Additional minimum liability          756        696
Pension liability recognized
  in the consolidated
  balance sheets                  $ 4,670    $ 6,088

   The projected benefit obligation for the defined benefit plans was determined using assumed discount rates of 7 and 8 percent in 1993 and 1992, respectively, and assumed long-term compensation increase rates of 5.5 and 6.5 percent in 1993 and 1992, respectively. The assumed long-term rate of return on plan assets was 8 percent for 1993 and 1992. The plan assets are invested in a diversified portfolio that consists primarily of equity and debt securities.


Note 9: Income Taxes

   Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which changes the Company's method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax balances are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under enacted tax laws. As a result of the adoption of SFAS No. 109, the Company recorded a cumulative adjustment at January 1, 1993, of $12,973,000. This adjustment represents a net decrease in the deferred tax liability as of that date and is reflected in the accompanying consolidated statement of income as the cumulative effect of accounting change.


   After having given effect to SFAS No. 109, the Company's net deferred tax liability consisted of the following major items (in thousands):

                            December 31,     January 1,
                                1993             1993
Deferred tax assets
  Receivables               $   1,203        $   1,168
  Inventories                     980            1,153
  Vacation accruals             1,288            1,172
  Pension accruals              1,144            1,397
  Stock options                 2,990            2,975
  Interest rate
    agreements                  2,662                -
  Other                         2,406            3,436
    Total deferred tax
      assets                   12,673           11,301

Deferred tax liability
  Property, plant
    and equipment             (43,758)         (39,900)
Net deferred tax
  liability                 $ (31,085)       $ (28,599)


   The Company has determined, based on its history of operating earnings and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 1993.


   During 1992 and 1991, deferred income taxes were provided for significant timing differences between revenue and expenses for tax and financial statement purposes. Following is a summary of the significant components of the deferred tax provision (in thousands):

                            Year Ended December 31,
                            1992       1991
Depreciation and
  amortization              $2,844     $5,714
Stock compensation             862     (1,838)
Other                          673        191
Deferred tax provision      $4,379     $4,067



   The provision for income taxes is as follows (in thousands):

                                  Year Ended December 31,
                            1993       1992        1991
Current                     $21,074    $16,967     $24,715
Deferred                      2,486      4,379       4,067
Provision for income
  taxes                     $23,560    $21,346     $28,782



   The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                  Year Ended December 31,
                            1993       1992        1991
Statutory federal
  income tax rate           35.0%      34.0%       34.0%
State income taxes,
 net of federal benefit      2.5        2.4         2.5
Percentage depletion        (2.9)      (2.3)       (1.9)
Revalue deferred tax
  balances for increase
  in federal statutory
  rate                       1.2          -           -
Other(2.6)(2.7)
Effective income
  tax rate                  35.8%      31.5%       31.9%

   Cash payments for income taxes during 1993, 1992 and 1991 were $9,355,000, $16,591,000 and $35,104,000, respectively.

Note 10: Commitments and Contingencies

Leases - The Company leases railcars and other transportation equipment, storage terminals, warehouse and office space under non-cancelable operating leases with varying maturities through the year 2008.

   Future minimum payments under non-cancelable operating leases as of December 31, 1993, are as follows (in thousands):

1994                  $10,878
1995                    7,448
1996                    5,687
1997                    3,939
1998                    2,522
1999 and thereafter    10,638
Total                 $41,112

   Total lease expense was approximately $12,316,000, $12,979,000 and $11,423,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Capital Expenditures - As of December 31, 1993, the Company had purchase commitments of approximately $29.0 million for various capital projects.

Legal Proceedings - The Company is subject to claims and legal actions that arise in the ordinary course of its business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or on the results of operations for the Company.


Note 11: Significant Customer and Export Sales

Significant Customer - The Company has a supply contract, subject to certain limitations, for a substantial percentage of Georgia-Pacific Corporation's requirements for certain chemicals at market prices. This supply contract has various expiration dates (depending on the product) from 1994 through 1999 and may be extended year to year upon expiration. The sales to Georgia-Pacific Corporation under this supply contract for the years ended December 31, 1993, 1992 and 1991 amounted to approximately 15 percent, 14 percent and 15 percent of net sales, respectively. Receivables outstanding from these sales were $12,661,000, $10,850,000 and $11,077,000 at December 31, 1993, 1992 and 1991,
respectively.
Export Sales - Export sales were approximately 14 percent, 15 percent and 17 percent of the Company's net sales for the years ended December 31, 1993, 1992 and 1991, respectively. The principal international markets served by the Company include Canada, Mexico, Latin America, Europe and Asia.

Note 12: Fair Value of Financial Instruments

At December 31, 1993, the Company had two outstanding interest rate swap agreements with a commercial bank, totaling a notional amount of $100,000,000. The agreements require the Company to pay an average fixed rate of 9.16 percent and receive a floating London Interbank Offered Rate ("LIBOR"), which averaged 3.32 percent for 1993 on the notional amount. The interest rate swap agreements mature in July 1995.
   The Company's off-balance sheet risk from nonperformance by the counterparties is minimal under the interest rate agreements due to the counterparties' financial strength. Credit loss from counterparty nonperformance is not anticipated.
   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Debt - The fair value of the Company's Notes is based on a quoted market price and the term loan on an estimate of fair value obtained from financial industry sources. The carrying amount for the revolving credit loan is assumed to approximate fair value due to the floating market interest rates to which the loan is subject.

Interest rate Agreements - The fair value of interest rate agreements is estimated by obtaining quotes from brokers. In connection with the early retirement of debt in 1993 (see Note
4), these interest rate swaps were recorded in the financial statements at their fair market value.


   The estimated fair value of financial instruments is as follows (in thousands):

                           December 31,           December 31,
                            1993                   1992
                      Carrying    Fair       Carrying   Fair
                      Amount      Value      Amount     Value
Debt:
Revolving
  credit loan         $105,000    $105,000   $  26,000  $  26,000
Notes                  191,081     212,339     191,081    217,832
Term loan               83,125      83,125     227,335    227,335
Liabilities for
  interest rate
  agreements             7,548       7,548       (416)       9,596

Note 13: Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

                      First       Second     Third      Fourth
                      Quarter     Quarter    Quarter    Quarter

1993
Net sales             $181,906    $195,202   $199,635   $192,159
Gross margin            36,826      37,940     37,227     37,369
Operating income        27,109      28,648     28,087     26,617
Net income               9,826      11,476     10,147     10,485
Net income per
  common share            0.24        0.28       0.24       0.25

1992
Net sales             $189,637    $192,969   $199,690   $197,159
Gross margin            45,262      44,582     39,686     33,123
Operating income        36,106      35,406     30,338     26,976
Net income              12,950      13,503     10,904      8,980
Net income per
  common share             0.37       0.35       0.26       0.22

   During the first quarter of 1993, the Company recorded an extraordinary charge on the early retirement of debt of $(13,267,000), or $(0.32) per share, and also recorded a benefit from the cumulative effect of accounting change for income taxes of $12,973,000, or $0.32 per share.

Report of Management
Georgia Gulf Corporation
and Subsidiaries




To the Stockholders of
Georgia Gulf Corporation:

The accompanying consolidated financial statements of Georgia Gulf Corporation and subsidiaries are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. The financial information displayed in other sections of this Annual Report is consistent with the consolidated financial statements.
   The integrity and the objectivity of the data in these consolidated financial statements, including estimates and judgments relating to matters not concluded by year-end, are the responsibility of management. The Company and its subsidiaries maintain accounting systems and related internal controls, including a detailed budget and reporting system, to provide reasonable assurance that financial records are reliable for preparing the consolidated financial statements and for maintaining accountability for assets. The system of internal controls also provides reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization. Periodic reviews of the systems and of internal controls are performed by the internal audit department.
   The Audit Committee of the Board of Directors, composed solely of outside directors who are not officers or employees of the Company, has the responsibility of meeting periodically with management, the Company's internal auditors and Arthur Andersen & Co., the Company's independent auditors that are approved by the stockholders, to review the scope and results of the annual audit, quarterly reviews and the general overall effectiveness of the internal accounting control system. The independent auditors and the Company's internal auditors have direct access to the Audit Committee, with or without the presence of management, to discuss the scope and results of their audits as well as any comments they may have related to the adequacy of the internal accounting control system and the quality of financial reporting.



                                       RICHARD B. MARCHESE
                                       Vice President - Finance,
                                       Chief Financial Officer and
                                          Treasurer
                                       February 15, 1994

Report of Independent Public Accountants
Georgia Gulf Corporation
and Subsidiaries





To the Stockholders and Board of Directors of Georgia Gulf Corporation:

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.
   As discussed in Note 9 of the Notes to Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



                                       ARTHUR ANDERSEN & CO.
                                       Atlanta, Georgia
                                       February 15, 1994

Corporate Information
Georgia Gulf Corporation
and Subsidiaries


Directors                              Corporate Headquarters

James R. Kuse                          400 Perimeter Center Terrace
Chairman of the Board                  Suite 595
Retired Chief Executive Officer        Atlanta, Georgia 30346
Georgia Gulf Corporation               404-395-4500

Jerry R. Satrum                        Auditors
President and Chief Executive          Arthur Andersen and Co.
  Officer                              Atlanta, Georgia
Georgia Gulf Corporation

John D. Bryan                          Transfer Agent and Registrar
Retired Vice President -               Wachovia Bank of North
  Operations                             Carolina, N.A.
Georgia Gulf Corporation               P. O. Box 3001
                                       Winston-Salem, NC  27102
Dennis M. Chorba                       1-800-633-4236
Vice President - Administration
Georgia Gulf Corporation               (Changes of address, questions
                                       regarding lost certificates,
Alfred C. Eckert III*                  requests for changes in
President - Greenwich Street           registration and other general
  Capital                              correspondence concerning
Partners, Inc.                         stockholder accounts should be
                                       directed to the Transfer
Agent)
Robert E. Flowerree*
Retired Chairmand of the Board         Annual Meeting
Georgia-Pacific Corporation            The Annual Meeting of
                                       Stockholders of Georgia Gulf
Holcombe T. Green, Jr.*                Corporation will be held in
Chairman and Chief Executive           the Conference Center of the
 Officer                               South Terraces Building, 115
WestPoint Stevens, Inc.                Perimeter Center Place,
Atlanta
                                       Georgia, on Tuesday, May 17,
Edward S. Smith*                       1994 at 1:30 p.m.
Stockholders
Retired Chairman and Chief             are cordially invited to
attend.
  Executive Officer
Omark Industries                       Annual Report on Form 10-K
                                       Form 10K is a report filed
*Audit Committee                       annually with the Securities
                                       and Exchange Commission.  Much
                                       of the information contained
                                       therein is included in this
Officers                               Annual Report, though Form 10-
K
                                       includes some supplementary
Jerry R. Satrum                        material.
President and Chief Executive            Upon receipt of a written
  Officer                              request froma stockholder to
the

                                       Financial Relations
Department,
Joel I. Beerman                        Georgia Gulf Corporation, 400
Vice President, General                Perimeter Center Terrace,
Suite
 Counsel and Secretary                 595, Atlanta, Georgia 30346,
                                       Georgia Gulf will furnish a
Dennis M. Chorba                       copy of its Form 10-K,
excluding
Vice President -                       exhibits, without charge.
  Administration
                                       Common Stock Data
Gary L. Elliott                        Georgia Gulf Corporation's
Vice President - Marketing             Common Stock is listed on the
 and Sales                             New York Stock Exchange under
Commodity Chemicals Group              the symbol GGC.
                                         At December 31, 1993, there
Richard B. Marchese                    were 1,143 common stockholders
Vice President - Finance,              of record.
Chief Financial Officer
and Treasurer

Edward A. Schmitt
Vice President - Operations
Commodity Chemicals Group

Mark J. Seal
Vice President - Polymer Group

Thomas G. Swanson
Vice President - Supply and
Corporate Development


The following table sets forth the New York Stock Exchange high, low and closing stock prices for the Company's common stock for the years 1993 and 1992.


1993 (in dollars)           High             Low              Close
First Quarter               23 1/2           17 5/8           17 5/8
Second Quarter              21 1/4           16 1/2           18 1/4
Third Quarter               20 1/4           18               19 3/8
Fourth Quarter              23 3/4           17 1/4           22 3/8

1992 (in dollars)           High             Low              Close
First Quarter               28 5/8           21 5/8           26 1/4
Second Quarter              27 3/8           18 3/4           21 1/8
Third Quarter               21 1/8           15 3/4           17 3/8
Fourth Quarter              23 1/4           16 3/4           22 3/8

                                                        EXHIBIT 24


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, file no. 33-14696, file no. 33-27365, file no. 33-40952, file no. 33-42008 and file no. 33-
42190.




                                  ARTHUR ANDERSEN & CO.
                                  Atlanta, Georgia
                                  March 29, 1994