Form 10-Q
period 1994-03-31
GEORGIA GULF CORP /DE/
filed 1994-05-12
CIK 805264

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


     (Mark One)
       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to

                  Commission File Number 1-9753


                    GEORGIA GULF CORPORATION
     (Exact name of registrant as specified in its charter)

               DELAWARE                           58-1563799
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     400 Perimeter Center Terrace, Suite 595
          Atlanta, Georgia                             30346
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(404) 395-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding as of
               Class                         May 1, 1994
Common Stock, $0.01 par value................41,244,051 shares

                    GEORGIA GULF CORPORATION

                            FORM 10-Q

              QUARTERLY PERIOD ENDED MARCH 31, 1994

                              INDEX



                                                    Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of March 31, 1994 and
               December 31, 1993                         2

          Condensed Consolidated Statements of
               Income for the three months ended
               March 31, 1994 and 1993                   3

          Condensed Consolidated Statements of
               Cash Flows for the three months
               ended March 31, 1994 and 1993       					 4

          Notes to Condensed Consolidated Financial
               Statements for March 31, 1994             5

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                        6-7

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K          8

          SIGNATURES                                     9

PART I.FINANCIAL INFORMATION

     Item 1.   Financial Statements

                                        GEORGIA GULF CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)

                                                                 March 31,                December 31,
                                                                      1994                     1993

ASSETS

Current assets
     Cash and cash equivalents                                   $    3,077               $    3,099
     Receivables                                                    104,969                   96,068
     Inventories                                                     56,943                   58,261
     Prepaid expenses                                                 9,473                   10,350
     Deferred income taxes                                            9,759                    9,759
          Total current assets                                      184,221                  177,537
Property, plant and equipment, at cost                              397,927                  388,844
     Less accumulated depreciation                                  172,952                  166,009
          Property, plant and equipment, net                        224,975                  222,835
Other assets                                                          4,773                    4,915
Total assets                                                     $  413,969               $  405,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Current portion of long-term debt                           $   14,049               $   14,049
     Accounts payable                                                57,293                   59,911
     Interest payable                                                20,832                   16,824
     Accrued income taxes                                             4,942                    3,129
     Other accrued liabilities                                       19,726                   15,950
          Total current liabilities                                 116,842                  109,863
Long-term debt                                                      350,945                  365,157
Deferred income taxes                                                40,844                   40,844
Stockholders' equity (deficit)
     Common stock - $0.01 par value                                     412                      410
     Additional paid-in capital                                     169,622                  166,439
     Retained earnings (deficit)                                  (264,696)                (277,426)
          Total stockholders' equity (deficit)                     (94,662)                (110,577)
Total liabilities and stockholders' equity (deficit)             $  413,969               $  405,287

Common shares outstanding                                        41,219,101               40,951,571

                                See notes to condensed consolidated financial statements.

                                        GEORGIA GULF CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (In thousands, except share data)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1994           1993

Net sales                                                   $  192,906    $   181,906

Operating costs and expenses
     Cost of sales                                             153,720        145,080
     Selling and administrative                                  9,887          9,717

          Total operating costs and expenses                   163,607        154,797

Operating income                                                29,299         27,109

Other income (expense)
     Interest, net                                             (9,782)       (11,891)

Income before income taxes, extraordinary charge
     and cumulative effect of accounting change                 19,517         15,218

Provision for income taxes                                       6,787          5,098

Income before extraordinary charge and cumulative
     effect of accounting change                                12,730         10,120

Extraordinary charge on early retirement of debt
     (net of tax benefit of $6,834)                                 --       (13,267)

Cumulative effect of accounting change for
     income taxes                                                   --         12,973

Net income                                                  $   12,730    $     9,826

Income per common share:

     Before extraordinary charge and cumulative
          effect of accounting change                       $    0.30     $       0.24

     Extraordinary charge on early retirement of debt            0.00           (0.32)

     Cumulative effect of accounting change for
          income taxes                                           0.00             0.32

Net income per common share                                 $    0.30     $       0.24

Weighted average common shares and equivalents
     outstanding                                           42,169,692       41,602,335

                                See notes to condensed consolidated financial statements.

                                        GEORGIA GULF CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (In thousands, except share data)

                                                                 Three Months Ended            Nine Months Ended
                                                         September 30,  September 30,
                                                                 1993           1992           1993           1992

Net sales                                                   $  199,635    $   199,690     $  576,743     $  582,296

Operating costs and expenses
     Cost of sales                                             162,408        160,004        464,750        452,766
     Selling and administrative                                  9,140          9,348         28,149         27,680

          Total operating costs and expenses                   171,548        169,352        492,899        480,446

Operating income                                                28,087         30,338         83,844        101,850

Other income (expense)
     Interest, net                                            (10,844)       (14,349)       (34,086)       (47,033)

Income before income taxes, extraordinary charge
     and cumulative effect of accounting change                 17,243         15,989         49,758         54,817

Provision for income taxes                                       7,096          5,085         18,015         17,460

Income before extraordinary charge and cumulative
     effect of accounting change                                10,147         10,904         31,743         37,357

Extraordinary charge on early retirement of debt
     (net of tax benefit of $6,834)                                 --             --       (13,267)             --

Cumulative effect of accounting change for
     income taxes                                                   --             --         12,973             --

Net income                                                  $   10,147    $    10,904     $   31,449     $   37,357

Income per common share:

     Before extraordinary charge and cumulative
          effect of accounting change                       $        0.24 $         0.26  $        0.76  $        0.97

     Extraordinary charge on early retirement of debt                0.00           0.00          (0.32)          0.00

     Cumulative effect of accounting change for
          income taxes                                               0.00           0.00           0.32           0.00

Net income per common share                                 $        0.24 $         0.26  $        0.76  $        0.97

Weighted average common shares and equivalents
     outstanding                                            41,577,329     41,264,935     41,472,067     38,675,084


                                See notes to condensed consolidated financial statements.
GEORGIA GULF CORPORATION AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                                                Three Months Ended
                                                                                March 31,
                                                                           1994                 1993

Cash flows from operating activities:
     Net income                                                       $   12,730          $    9,826
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation                                                     7,196               6,217
          Amortization                                                       179                 703
          Cost associated with early retirement of debt                       --              20,101
          Cumulative effect of accounting change for income taxes             --            (12,973)
          Change in assets, liabilities and other                          1,225            (10,974)
Net cash provided by operating activities                                 21,330              12,900

Cash flows from financing activities:
     Net change in revolving credit loan                                (10,700)              71,000
     Principal payments on long-term debt                                (3,512)           (227,335)
     Proceeds from issuance of long-term debt                                 --             150,000
     Proceeds from issuance of common stock                                1,943                 312
Net cash used in financing activities                                   (12,269)             (6,023)

Cash flows from investing activities:
     Capital expenditures                                                (9,083)             (5,279)
Net cash used in investing activities                                    (9,083)             (5,279)

Net change in cash and cash equivalents                                     (22)               1,598

Cash and cash equivalents at beginning of period                           3,099               2,904

Cash and cash equivalents at end of period                            $    3,077          $    4,502

                                See notes to condensed consolidated financial statements.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Georgia Gulf Corporation and its subsidiaries' ("the Company") annual report for the year ended December 31, 1993.

NOTE 2:   INVENTORIES

The major classes of inventories were as follows (in thousands):

                                   March 31,        December 31,
                                        1994             1993

     Raw materials and supplies    $    23,425      $    20,819
     Finished goods                     33,518           37,442
                                   $    56,943      $    58,261



NOTE 3:   SUBSEQUENT EVENT - SENIOR DEBT REFINANCED

The Company refinanced its senior debt on April 27, 1994, replacing an existing revolving credit facility and $79,613,000 term loan with an unsecured revolving credit facility permitting borrowings of up to $250,000,000 through April 1999 (the "New Credit Agreement"). On the closing date of the New Credit Agreement, the Company had $182,000,000 outstanding under the revolving credit facility. The terms and conditions of the New Credit Agreement provide for reduced interest rates, less restrictive covenants and increased financial flexibility. The new revolving credit facility matures in April 1999, at which time any amounts outstanding thereunder are payable in full. The costs incurred in connection with the refinancing, including both the unamortized debt issuance costs associated with the terminated credit facility and the costs related to the New Credit Agreement, were not material.


    Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                      RESULTS OF OPERATIONS


For the first quarter ended March 31, 1994, net income per common share was $0.30 on net income of $12.7 million and sales of $192.9 million. This compares to net income per common share of $0.24, net income of $9.8 million and sales of $181.9 million for the first quarter of 1993.

Operating income for the first quarter of 1994 was $29.3 million, an increase of 8% from $27.1 million for the same period in 1993.
A significant factor contributing to this increase was the improved profits from methanol, which more than offset lower results from the Company's aromatic products. Overall, sales volumes increased 13%, which outpaced a slight decline in the average sales prices of the Company's products.

Interest expense declined $2.1 million when comparing the first quarter of 1994 to the same period in 1993. This decline was attributable to $73.1 million of debt repayments over the past twelve months from funds generated by operating activities.

During the first quarter of 1993, the Company incurred an extraordinary charge of $13.3 million relating to a refinancing of the Company's senior debt which was offset by a $13.0 million benefit from a change in the method of accounting for income taxes.

The effective tax rate increased to 34.8% in 1994 from 33.5% in the first quarter of 1993, principally due to the 1% increase of the statutory federal income tax rate during the third quarter of 1993.

                 LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1994, $21.3 million of cash was generated by operating activities as compared to $12.9 million for the three months ended March 31, 1993. This increase was attributable to an increase in net income and changes in working capital, primarily inventories.

Debt was reduced by $14.2 million during the three months ended March 31, 1994, to a level of $365.0 million, which consisted of senior debt of $173.9 million and subordinated notes of $191.1 million. The senior debt was again refinanced on April 27, 1994, which provides the Company with greater financial flexibility, less restrictive covenants and lower interest rates. The new credit agreement consists of an unsecured $250 million revolving credit facility due in April of 1999. The costs associated with the refinancing were not material.

Capital expenditures for the three months ended March 31, 1994, were $9.1 million as compared to $5.3 million for the same 1993 period. This increase reflects the expenditures for a vinyl resin plant expansion scheduled for completion by the fourth quarter of 1994. Capital expenditures are expected to total between $60 to $70 million for 1994, including expenditures of approximately $40 million for the vinyl resin plant expansion.

The Company has not declared a dividend since December 1989. The terms of the Company's new credit agreement and its outstanding subordinated note indenture prevent the payment of dividends until certain criteria are met.

Management believes that cash provided by operations and the availability under the Company's revolving credit facility will provide sufficient funds to support planned capital expenditures, working capital and debt service requirements.

                             OUTLOOK

During the first quarter of 1994, the Company observed an improvement in several market segments. Looking forward to the second quarter, management has some concern over increases in raw material pricing, particularly with aromatic chemicals. However, the Company is hopeful that continued good demand for their products will result in improved earnings for the coming months.

PART II.OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

a)   The following exhibit is filed as part of this Form 10-Q
     Quarterly Report:

     Exhibit No.                  Description
        10          Credit Agreement, dated April 27, 1994,
                    between the Company and The Chase Manhattan
                    Bank (National Association) as Adminis-
                    trative Agent.

b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1994.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GEORGIA GULF CORPORATION



Date  May 12, 1994                  /s/ Jerry R. Satrum
                                   Jerry R. Satrum
                                   President and Chief
                                        Executive Officer
                                   (Principal Executive Officer)




Date  May 12, 1994                 /s/ Richard B. Marchese
                                   Richard B. Marchese
                                   Vice President - Finance and
                                        Chief Financial Officer
                                   (Principal Financial Officer)

					                                                [EXHIBIT 10]
  ************************************************************




                    GEORGIA GULF CORPORATION


                        CREDIT AGREEMENT


                   Dated as of April 27, 1994


                          $250,000,000


                    THE CHASE MANHATTAN BANK
                     (NATIONAL ASSOCIATION)

                     as Administrative Agent




  ************************************************************

                        TABLE OF CONTENTS


                                                       Page

RECITALS                                               1

Section 1 Definitions and Accounting Matters           1

     1.01 Certain Defined Terms. .                     1
     1.02 Accounting Terms and Determinations. . .     19
     1.03 Classes and Types of Loans . .               19

Section 2 Loans and Letters of Credit. .               20

     2.01 Loans. . .                                   20
     2.02 Letters of Credit. .                         21
     2.03 Reductions of Commitments. . .               27
     2.04 Fees                                         28
     2.05 Lending Offices. . .                         30
     2.06 Several Obligations.                         30
     2.07 Notes. . .                                   30
     2.08 Use of Proceeds. . .                         31

Section 3 Borrowings, Conversions and Prepayments.     31

     3.01 Borrowings . .                               31
     3.02 Prepayments and Conversions. .               32
     3.03 Money Market Loans .                         32

Section 4 Payments of Principal and Interest           37

     4.01 Repayment of Loans .                         37
     4.02 Interest .                                   37

Section 5 Payments; Pro Rata Treatment
               Computations; Etc..                     39

     5.01 Payments                                     39
     5.02 Pro Rata Treatment                           40
     5.03 Computations                                 40
     5.04 Minimum and Maximum Amounts; Types           40
     5.05 Certain Notices. . .                         41
     5.06 Non-Receipt of Funds by the
               Administrative Agent. . .               43
     5.07 Sharing of Payments, Etc.. . .               43

Section 6 Yield Protection and Illegality. .           44

     6.01 Additional Costs . .                         44
     6.02 Limitation on Types of Loans .               46
     6.03 Illegality . .                               47
     6.04 Substitute Base Rate Loans . .               47
     6.05 Compensation .                               47
     6.06 Additional Costs in Respect of
               Letters of Credit .                     48
     6.07 Capital Adequacy . .                         48
     6.08 Substitution of Lender                       49

Section 7 Conditions Precedent . .                     49

     7.01 Initial Loans and Letters
            of Credit                                  49
     7.02 Initial and Subsequent Loans and
            Letters of Credit                          51

Section 8 Representations and Warranties . .           51

     8.01 Corporate Existence.                         51
     8.02 Information. .                               52
     8.03 Litigation . .                               53
     8.04 No Breach.                                   53
     8.05 Corporate Action                             54
     8.06 Approvals.                                   54
     8.07 Regulations U and X.                         54
     8.08 ERISA. . .                                   54
     8.09 Taxes. . .                                   54
     8.10 Subsidiaries .                               55
     8.11 Investment Company Act .                     55
     8.12 Public Utility Holding Company Act           55
     8.13 Ownership and Use of Properties. .           55
     8.14 Environmental Matters. .                     55
     8.15 Subordinated Debt. .                         56
     8.16 Existing Letters of Credit . .               56

Section 9 Covenants.                                   56

     9.01 Reports. .                                   56
     9.02 Taxes and Claims . .                         59
     9.03 Insurance.                                   59
     9.04 Maintenance of Existence; Conduct
               of Business . .                         60
     9.05 Maintenance of and Access to Properties.     60
     9.06 Compliance with Applicable Laws. .           60
     9.07 Litigation . .                               60
     9.08 Current Ratio.                               61
     9.09 Indebtedness .                               61
     9.10 Leverage Ratio                               61
     9.11 Interest Coverage Ratio.                     61
     9.12 Fixed Charges Coverage Ratio .               61
     9.13 Mergers, Asset Dispositions and
               Acquisitions, Etc..                     62
     9.14 Liens. . .                                   64
     9.15 Investments. .                               64
     9.16 Restricted Payments.                         65
     9.17 Transactions with Affiliates .               65
     9.18 Subordinated Indebtedness. . .               66
     9.19 Lines of Businesses.                         66
     9.20 Environmental Matters. .                     66

Section 10 Defaults.                                   67

    10.01 Events of Default. .                         67
    10.02 Collateral Account .                         70

Section 11 The Administrative Agent. . .               71

    11.01 Appointment, Powers and Immunities           71
    11.02 Reliance by Administrative Agent .           72
    11.03 Defaults .                                   72
    11.04 Rights as a Lender .                         73
    11.05 Indemnification. . .                         73
    11.06 Non-Reliance on Administrative Agent
               and Other Lenders .                     73
    11.07 Failure to Act                               74
    11.08 Resignation or Removal of
               Administrative Agent. . .               74
    11.09 Consents under Basic Documents . .           75

Section 12  Miscellaneous. . .                         75

    12.01 Waiver . .                                   75
    12.02 Notices. .                                   75
    12.03 Expenses, Etc.                               76
    12.04 Indemnification. . .                         76
    12.05 Amendments, Etc. . .                         77
    12.06 Successors and Assigns .                     77
    12.07 Confidentiality. . .                         79
    12.08 Survival .                                   79
    12.09 Captions .                                   79
    12.10 Counterparts; Integration. . .               79
    12.11 GOVERNING LAW; SUBMISSION TO
               JURISDICTION; WAIVER OF JURY TRIAL.     80


                            Schedules

 SCHEDULE I    -  Subsidiaries
 SCHEDULE II   -  Existing Letters of Credit


                            Exhibits

 EXHIBIT A   -  Form of Working Capital Loan Note
 EXHIBIT B   -  Form of Money Market Loan Note
 EXHIBIT C   -  Form of Swing Loan Note
 EXHIBIT D   -  Form of Money Market Quote Request
 EXHIBIT E   -  Form of Money Market Quote
 EXHIBIT F   -  Form of Closing Date Opinion of
                  Counsel to Company
 EXHIBIT G   -  Form of Closing Date Opinion of
                  Special New York Counsel to the
                  Administrative Agent

                        CREDIT AGREEMENT


          CREDIT AGREEMENT dated as of April 27, 1994 among:
GEORGIA GULF CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (together with its successors, the "Company"); each of the lenders that is a signatory hereto (individually a "Lender" and, collectively, the "Lenders"); and THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

          The parties hereto agree as follows:

          Section 1.  Definitions and Accounting Matters.

          1.01 Certain Defined Terms. As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Agreement in the singular to have the same meanings when used in the plural and vice versa):

          "Additional Costs" shall have the meaning assigned to such term in Section 6.01(a).

          "Adjusted Capital Expenditures" shall mean, for any period, the remainder of (i) Capital Expenditures made during such period minus (ii) the principal amount (if any) of Indebtedness (other than Indebtedness hereunder and Capital Lease Obligations) incurred to finance Capital Expenditures during such period.

          "Adjusted Cash Flow" shall mean, for any period, the sum (without duplication), determined on a consolidated basis for the Company and its Subsidiaries, of (i) Cash Flow for such period, minus (ii) (to the extent not deducted in determining Cash Flow for such period) current provision for income tax of the Company and its Subsidiaries accrued during such period.

          "Adjusted CD Rate", for any CD Loans, shall mean for the Interest Period for such Loans a rate per annum determined by the Administrative Agent pursuant to the following formula:

               [ CDBR       ]
     ACDR =    ______________  + AR
               [ 1.00 - DRP ]

     ACDR =    Adjusted CD Rate
     CDBR =    CD Base Rate for the Interest
               Period for such Loans (rounded
               upward, if necessary, to the
               next higher 1/100 of 1%)
     DRP  =    Domestic Reserve Percentage
     AR   =    Assessment Rate

          "Affiliate" shall mean, as to any Person, any other Person which directly or indirectly controls, or is under common control with, or is controlled by, such Person and, if such Person is an individual, any member of the immediate family (including parents, siblings, spouse, children, stepchildren, nephews, nieces and grandchildren) of such individual and any trust whose principal beneficiary is such individual or one or more members of such immediate family and any Person who is controlled by any such member or trust. As used in this definition, "control" (including, with correlative meanings, "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise), provided that, in any event, any Person which owns directly or indirectly more than 10% of the securities having ordinary voting power for the election of directors or other governing body of a corporation or more than 10% of the partnership or other ownership interests of any other Person (other than as a limited partner of such other Person) will be deemed to control such corporation or other Person. Notwithstanding the foregoing, no individual shall be deemed to be an Affiliate of a corporation solely by reason of his or her being an officer or director of such corporation, and no Subsidiary of the Company shall be deemed to be an Affiliate of the Company or any other Subsidiary of the Company.

          "Agreement" shall mean this Credit Agreement, as amended from time to time in accordance with the terms hereof.

          "Applicable Lending Office" shall mean, for each Lender and for each Type of Loan or Letter of Credit, the Lending Office of such Lender (or of an affiliate of such Lender) designated for such Type of Loan or Letter of Credit below its name on the signature pages hereof or such other office of such Lender (or of an affiliate of such Lender) as such Lender may from time to time specify to the Administrative Agent and the Company as the office by which its Loans of such Type or such Letters of Credit are to be made and/or issued and maintained.

          "Applicable Margin" shall mean, with respect to any Working Capital Loan or Letter of Credit and during any Performance Period (or portion thereof), the percentage indicated below opposite the Applicable Pricing Ratio for such Performance Period
(or portion thereof) (determined, in the case of any Working
Capital Loan, as a function of the Type of such Loan):


Applicable               Base      Eurodollar     CD        Letters
Pricing                  Rate      Loans          Loans     of Credit
Ratio                    Loans

Greater than 3.75:1      0.00      1.00           1.125     0.75

Less than or equal to
 3.75:1 but greater
 than 2.5:1              0.00      0.70           0.825     0.45

Less than or equal
 to 2.5:1 but
 greater than 1.5:1      0.00      0.625          0.75      0.375

Less than or equal
 to 1.5:1                0.00      0.55           0.675     0.300


The Applicable Margin for Swing Loans shall be the Applicable Margin specified above for Base Rate Loans and the Applicable Margin for Swing Letters of Credit shall be the Applicable Margin specified above for Eurodollar Loans, or (in either case) such other rate per annum as the Company and Chase may agree from time to time.

          "Applicable Pricing Ratio" shall mean, for any Performance Period the ratio of (x) Indebtedness of the Company and its consolidated subsidiaries, determined on a consolidated basis as at the end of the fiscal quarter (the "statement quarter") to which the financial statements received by the Administrative Agent on the first day of such Performance Period (or in the case of the first Performance Period, most recently received prior to the Closing Date) relate, to (y) the sum of (i) net operating income of the Company and its Subsidiaries (calculated as specified in clause
(i) of the definition of Cash Flow) for the period of four fiscal quarters ending at the end of the statement quarter and (ii) amortization expense (to the extent deducted in determining net operating income) for such period, as set forth in a certificate of the chief financial officer or corporate controller of the Company delivered to the Administrative Agent on the first day of such Performance Period, provided that the Applicable Pricing Ratio for any portion of any Performance Period that occurs on or after the 45th day following the end of the fiscal quarter of the Company during which such Performance Period commenced shall be deemed to be greater than 3.75:1.0

          "Assessment Rate" shall mean, for any day, the annual assessment rate in effect on such day which is payable by a member of the Bank Insurance Fund classified as adequately capitalized and within supervisory subgroup "A" (or a comparable successor assessment risk classification) within the meaning of 12 C.F.R.
Section 327.3(d) (or any successor provision) to the Federal Deposit Insurance Corporation (or any successor) for such Corporation's (or such successor's) insuring time deposits at offices of such institution in the United States. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Assessment Rate.

          "Bankruptcy Code" shall mean the United States Bankruptcy Code, as now or hereafter in effect, or any successor statute.

          "Base Rate" shall mean, with respect to any Base Rate
Loan for any day, the rate per annum equal to the higher as of such day of (i) the Federal Funds Rate plus 1/2 of 1% or (ii) the Prime Rate.

          "Base Rate Loans" shall mean Loans which bear interest at a rate based upon the Base Rate.

          "Basic Documents" shall mean this Agreement, the Notes and any instruments evidencing or agreements providing for the issuance of Subordinated Indebtedness.

          "Business Day" shall mean any day other than a day on which commercial banks are authorized or required to close in New York City and, where such term is used in the definition of "Quarterly Date" in this Section 1.01 or if such day relates to the giving of notices or quotes in connection with a LIBOR Auction, a borrowing of, a payment or prepayment of principal of or interest on, a conversion of or into, or an Interest Period for, a Eurodollar Loan or a LIBOR Market Loan or a notice by the Company with respect to any such borrowing, payment, prepayment, conversion or Interest Period, which is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

          "Capital Expenditures" shall mean expenditures in respect of fixed or capital assets by the Company or any of its Subsidiaries, including the capital portion of lease payments made in respect of Capital Lease Obligations, but excluding expenditures for the restoration or replacement of fixed assets to the extent financed by the proceeds of an insurance policy described in clause
(1) of Section 9.03 hereof.

          "Capital Lease Obligations" shall mean, as to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP (including Statement of Financial Accounting Standards No. 13 of the Financial Accounting Standards Board) and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP (including such Statement No. 13).

          "Cash Flow" shall mean, for any period, the sum (without duplication), determined on a consolidated basis for the Company and its Subsidiaries, of (i) net operating income of the Company and its Subsidiaries (calculated before provision for income taxes, interest expense, extraordinary items and income attributable to equity in affiliates) for such period plus (ii) depreciation, amortization and other non-cash items (to the extent deducted in determining operating income) for such period plus (iii) accrued interest income (to the extent not included in determining operating income) for such period minus (iv) proceeds received during such period (to the extent included in determining operating income) of any insurance policy described in clause (1) of Section
9.03 hereof.

          "CD Base Rate" shall mean, with respect to any CD Loans, the rate per annum determined on the basis of the bid rate for certificates of deposit having a maturity equal to the Interest Period for such Loans, which appears on the display page designated as "Page 5" on the Dow Jones Telerate Service (or such other page as may replace Page 5 on that service) at approximately 9:30 A.M., New York City time, on the first day of such Interest Period, provided that if the above referenced rate is not available through the Dow Jones Telerate Service, the CD Base Rate shall be the arithmetic mean as determined by the Administrative Agent (rounded upward, if necessary, to the next higher 1/100 of 1%) of the prevailing rates per annum bid at approximately 10:00 A.M., New York City time (or as soon thereafter as practicable), on the first day of such Interest Period by two or more New York certificate of deposit dealers of recognized national standing selected by the Administrative Agent, for purchase at face value of deposits of leading New York City banks for a maturity equal to such Interest Period in an amount comparable to the principal amount of the CD Loan being made by Chase.

          "CD Loans" shall mean Working Capital Loans, the interest on which is determined on the basis of rates referred to in the definition of "CD Base Rate" in this Section 1.01.

          "Chase" shall mean The Chase Manhattan Bank (National
Association) and its successors.

          "Closing Date" shall mean the date of the initial Loans made (or Letter of Credit issued) hereunder.

          "Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor statute.

          "Controlled Group" shall mean all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Company, are treated as a single employer under Section 414 of the Code.

          "Cumulative Net Income" shall have the meaning assigned to such term in Section 9.16 hereof.

          "Default" shall mean an Event of Default or an event which with notice or lapse of time or both would, unless cured or waived, become an Event of Default.

          "Dollars" and "$" shall mean lawful money of the United
States of America.

          "Domestic Reserve Percentage" shall mean, for any day, that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor), for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of new non-personal time deposits in dollars in New York City having a maturity comparable to the Interest Period for which the Adjusted CD Rate is being determined and in an amount of $100,000 or more. The Adjusted CD Rate shall be adjusted automatically on and as of the effective date of any change in the Domestic Reserve Percentage.

          "Environmental Laws" shall mean any and all federal, state, local and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, codes, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements or other governmental restrictions relating to the environment or the release of any materials into the environment.

          "ERISA" shall mean the Employee Retirement Income
Security Act of 1974, as amended from time to time.

          "Eurodollar Base Rate" shall mean, with respect to any Eurodollar Loans and LIBOR Market Loans, the rate per annum determined on the basis of the offered rate for deposits in Dollars offered for a period comparable to the Interest Period for such Loans, which appears on the display page designated as "LIBO Page" on the Reuter Monitor Money Rates Service (or such other page as may replace LIBO Page on that service) as of 11:00 A.M., London time, two Business Days prior to the first day of such Interest Period, provided that (i) if more than one such offered rate appears on such page, the "Eurodollar Base Rate" will be the arithmetic mean (rounded upward, if necessary, to the next higher 1/100th of 1%) of such offered rates; and (ii) if no such offered rates appear on such page, the "Eurodollar Base Rate" for such Interest Period will be the arithmetic mean (rounded upward, if necessary, to the next higher 1/100th of 1%) of rates quoted by not less than two major banks in New York City, selected by the Administrative Agent, at approximately 10:00 A.M., New York City time, two Business Days prior to the first day of such Interest Period, for deposits in Dollars offered to leading European banks for a period comparable to such Interest Period in an amount comparable to, in the case of Eurodollar Loans, the principal amount of the Eurodollar Loan of Chase having such Interest Period or, in the case of LIBOR Market Loans, Chase's Working Capital Commitment Percentage of the LIBOR Market Loans having such Interest Period.

          "Eurodollar Loans" shall mean Working Capital Loans the interest on which is determined on the basis of rates referred to in the definition of "Eurodollar Base Rate" in this Section 1.01.

          "Eurodollar Rate" shall mean, for any Eurodollar Loans and any LIBOR Market Loans, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Administrative Agent to be equal to (i) the Eurodollar Base Rate for such Loans for the Interest Period for such Loans divided by
(ii) 1 minus the Eurodollar Reserve Requirement for such Loans for such Interest Period.

          "Eurodollar Reserve Requirement" shall mean, for any Eurodollar Loans and any LIBOR Market Loans for any Interest Period therefor, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Eurodollar Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the Eurodollar Rate is to be determined as provided in the definition of "Eurodollar Base Rate" in this Section 1.01 or (ii) any category of extensions of credit or other assets which include Eurodollar Loans or LIBOR Market Loans.

          "Event of Default" shall have the meaning assigned to such term in Section 10.01 hereof.

          "Existing Credit Agreement" shall mean the Amended and Restated Credit Agreement dated as of April 25, 1990 among the Company, the lenders listed on the signature pages thereof and The Chase Manhattan Bank, (National Association), as administrative agent for such lenders.

          "Existing Letter of Credit" shall mean a Letter of Credit (as defined in the Existing Credit Agreement).

          "Existing Note Indenture" shall mean the Indenture dated as of April 15, 1990 between the Company and LaSalle National Bank, as Trustee, pursuant to which the Company issued $191,081,000 in aggregate principal amount of its 15% Senior Subordinated Notes due April 15, 2000, as the same shall, subject to Section 9.18 hereof, be modified and supplemented and in effect from time to time.

          "Existing Subordinated Indebtedness" shall mean the Indebtedness evidenced by the subordinated notes of the Company issued pursuant to the Existing Note Indenture.

          "Federal Funds Rate" shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to Chase on such day on such transactions as determined by the Administrative Agent.

          "Fixed Rate Loans" shall mean CD Loans, Eurodollar Loans and, for the purposes of Section 6 hereof only, LIBOR Market Loans.

          "Funded Indebtedness" shall mean Indebtedness which matures more than one year after the incurrence thereof or is extendible, renewable or refundable, at the option of the obligor, to a date more than one year after the incurrence thereof
(including the current portion thereof).

          "GAAP" shall mean generally accepted accounting principles as in effect from time to time consistently applied.

          "Gallman Indebtedness" shall mean all liabilities and obligations of the Company in respect of $17,000,000 in aggregate principal amount of industrial development revenue bonds to be issued by the Mississippi Business Finance Corporation, the proceeds of which are to be used to finance the planned expansion and improvements at the Company's Gallman, Mississippi facility, including, without limitation, reimbursement obligations and obligations in respect of letters of credit issued in connection therewith, which liabilities and obligations of the Company will be secured only by the Company's existing and future real and personal property located at its Gallman, Mississippi facility.

          "Guaranty" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise, other than agreements to purchase goods at an arm's length price in the ordinary course of business) or (ii) entered into for the purpose of assuring in any other manner the holder of such Indebtedness of the payment thereof or to protect such holder against loss in respect thereof (in whole or in part), provided that the term Guaranty shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

          "Hazardous Substances" shall have the meaning set forth in 42 U.S.C. Section 9601(14).

          "Incentive Equity Plan" means the Company's 1990
Incentive Equity Plan, as the same shall be modified and supplemented and in effect from time to time.

          "Indebtedness" shall mean, as to any Person (determined without duplication): (i) indebtedness of such Person for borrowed money (whether by loan or the issuance and sale of debt securities) or for the deferred purchase or acquisition price of property or services, other than accounts payable (other than for borrowed money) incurred in the ordinary course of business;
(ii) obligations of such Person in respect of letters of credit or similar instruments issued or accepted by banks and other financial institutions for the account of such Person; (iii) Capital Lease Obligations of such Person; (iv) obligations of such Person to redeem or otherwise retire shares of capital stock of such Person or, in the case of the Company, any such obligation to redeem or retire shares of capital stock of the Company prior to November 15, 1999; (v) indebtedness of others of the type described in clause
(i), (ii), (iii) or (iv) above secured by a Lien on the property of such Person, whether or not the respective obligation so secured has been assumed by such Person; (vi) indebtedness of others of the type described in clause (i), (ii), (iii) or (iv) above Guaranteed by such Person and (vii) deferred insurance premiums.

          "Information Memorandum" shall mean the Information
Memorandum dated March 1994 submitted to the Lenders in connection with the transactions contemplated by this Agreement.

          "Interest Expense" shall mean, for any period, the sum (determined without duplication) of the aggregate amount of interest accruing during such period on Indebtedness of the Company and its Subsidiaries (on a consolidated basis), plus the interest portion of payments under Capital Lease Obligations and any capitalized interest, and minus amortization of debt discount and expense.

          "Interest Period" shall mean, (1) with respect to any Eurodollar Loans, the period commencing on the date such Loans are made or converted from other Types of Loans or the last day of the next preceding Interest Period with respect to such Loans and ending on the numerically corresponding day in the first, third or sixth (or, subject to the availability of deposits of the corresponding maturity to each of the Lenders in the London interbank market, second or twelfth) calendar month thereafter, as the Company may select as provided in Section 5.05 hereof, except that each such Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month;

          (2) with respect to any CD Loans, the period commencing on the date such CD Loans are made or converted from other Types of Loans or the last day of the next preceding Interest Period with respect to such Loans and ending on the day 30, 60, 90, 180 or 360 days thereafter, as the Company may select as provided in Section
5.05 hereof;

          (3) with respect to any Set Rate Loan, the period commencing on the date such Set Rate Loan is made and ending on any Business Day up to 360 days, but at least 7 days, thereafter, as the Company may select as provided in Section 3.03(a) hereof; and

          (4) with respect to any LIBOR Market Loan, the period commencing on the date such LIBOR Market Loan is made and ending on the numerically corresponding day in the first, second, third, sixth or twelfth calendar month thereafter, as the Company may select as provided in Section 3.03(a) hereof, except that each Interest Period which commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month.

Notwithstanding the foregoing: (i) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, in the case of an Interest Period for Eurodollar Loans or LIBOR Market Loans, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and (ii) no Interest Period for any Fixed Rate Loans or LIBOR Market Loans shall have a duration of less than one month (in the case of Eurodollar Loans and LIBOR Market Loans) or 30 days (in the case of CD Loans) and, if the Interest Period for any Fixed Rate Loan would otherwise be a shorter period, such Loans shall not be available hereunder.

          "Investments" shall have the meaning assigned to such term in Section 9.15 hereof.

          "Lender" and "Lenders" shall each have the meaning assigned to such terms in the preamble hereto.

          "Letter of Credit" shall have the meaning assigned to such term in Section 2.02(a) hereof and shall, unless otherwise expressly stated herein, include Swing Letters of Credit.

          "Letter of Credit Liabilities" shall mean, at any time and in respect of any Letter of Credit, the sum of (i) the amount available for drawings under such Letter of Credit plus (ii) the aggregate unpaid amount of all Reimbursement Obligations at the time due and payable in respect of previous drawings made under such Letter of Credit.

          "LIBOR Auction" shall mean a solicitation of Money Market Quotes setting forth Money Market Margins based on the Eurodollar
Rate pursuant to Section 3.03 hereof.

          "LIBOR Market Loans" shall mean Money Market Loans, the interest rates on which are determined on the basis of Eurodollar
Rates pursuant to a LIBOR Auction.

          "Lien" shall mean, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset. For the purposes of this Agreement, the Company and each of its Subsidiaries shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.
          "Liquid Investments" shall mean (i) time deposits (including certificates of deposit) maturing within 90 days of the acquisition thereof denominated in Dollars and issued by (X) a Lender or (Y) a bank or trust company having combined capital and surplus of at least $500,000,000 and which has (or which is a Subsidiary of a bank holding company which has) publicly traded debt securities rated AA or higher by Standard & Poor's Corporation or Aa-2 or higher by Moody's Investors Service, Inc.;
(ii) obligations issued or guaranteed by the United States of America, with maturities not more than one year after the date of issue; and (iii) commercial paper with maturities of not more than 90 days and a published rating of not less than A-2 and P-2 (or the equivalent rating).

          "Loans" shall mean Money Market Loans, Swing Loans and
Working Capital Loans.

          "Majority Lenders" shall mean, at any time while no Working Capital Loans or Letter of Credit Liabilities (other than in respect of Swing Letters of Credit) are outstanding, Lenders having at least 51% of the aggregate amount of the Working Capital Commitments and, at any time while Working Capital Loans or Letter of Credit Liabilities (other than in respect of Swing Letters of Credit) are outstanding, Lenders holding at least 51% of the outstanding aggregate principal amount of Working Capital Loans and Letter of Credit Liabilities (including, without limitation, participation in the Participation Letters of Credit).

          "Money Market Loan Notes" shall mean the promissory notes of the Company evidencing the Money Market Loans, substantially in the form of Exhibit B hereto.

          "Money Market Loans" shall mean the loans provided for by
Section 3.03 hereof.

          "Money Market Margin" shall have the meaning assigned to such term in Section 3.03(b)(ii)(C) hereof.

          "Money Market Quote" shall mean an offer in accordance with Section 3.03(b) hereof by a Lender to make a Money Market Loan with one single specified interest rate.

          "Money Market Quote Request" shall have the meaning assigned to such term in Section 3.03(a) hereof.

          "Money Market Rate" shall have the meaning assigned to such term in Section 3.03(b)(ii)(D) hereof.

          "Net Cash Proceeds" shall mean, in each case as set forth in a statement in reasonable detail delivered to the Administrative
Agent: (a) with respect to the disposition of any asset by the Company or any of its Subsidiaries, the excess, if any, of (i) the cash received in connection with such disposition over (ii) the sum of (A) the principal amount of any Indebtedness which is secured by such asset and which is required to be repaid in connection with the disposition thereof, plus (B) the reasonable out-of-pocket expenses incurred by the Company or such Subsidiary, as the case may be, in connection with such disposition, plus (C) provision for taxes, including income taxes, attributable to the disposition of such asset; (b) with respect to the issuance of any Permitted Refunding Subordinated Indebtedness of the Company, the gross proceeds received by the Company from such issuance less all legal expenses, discounts and commissions and other fees and expenses incurred or to be incurred and all federal, state, local and foreign taxes assessed or to be assessed in connection therewith; and (c) with respect to the receipt by the Company or the Administrative Agent of any payment under an insurance policy described in clause (1) of Section 9.03 hereof or pursuant to any condemnation award, the aggregate amount of any such payment made to the Company or the Administrative Agent less any income tax liability of the Company relating to such payment and all legal expenses incurred in connection with the recovery or collection thereof.

          "Note Indentures" mean the Existing Note Indenture and the Permitted Refunding Note Indenture.

          "Notes" shall mean the Working Capital Loan Notes, Money Market Loan Notes and the Swing Loan Note.

          "Participation Letters of Credit" shall have the meaning assigned to such term in Section 2.02(a) hereof.

          "PBGC" shall mean the Pension Benefit Guaranty
Corporation or any entity succeeding to any or all of its functions under ERISA.

          "Performance Period" shall mean each of the periods commencing on a day that a complete set of all financial statements required to be delivered to the Administrative Agent under Section 9.01(b) is received by it and ending on a day immediately preceding the day on which the next subsequent complete set of all the financial statements required to be delivered to the Administrative Agent under Section 9.01(b) is received by it; provided that the first Performance Period shall commence on the Closing Date and be based on the financial statements for March 31, 1994.

          "Permitted Refunding Note Indenture" shall mean the indenture or other agreement pursuant to which any Permitted
Refunding Subordinated Indebtedness is issued, as the same shall, subject to Section 9.18 hereof, be modified and supplemented and in effect from time to time.

          "Permitted Refunding Subordinated Indebtedness" shall mean Indebtedness of the Company (i) in an aggregate principal amount of at least $150,000,000 but no more than $200,000,000, (ii) the Net Cash Proceeds of which, if issued on or prior to April 16, 1995, are applied to prepay Loans pursuant to Section 3.02(a) hereof, and if issued thereafter, are applied to redeem the Existing Subordinated Indebtedness, and (iii) which has a final maturity no earlier than November 15, 1999, an effective annual interest cost (not including any increased interest cost which might accrue by virtue of any default) to the Company (computed in accordance with generally accepted financial practice) of no more than 15% per annum, subordination provisions no less favorable to the Lenders than those applicable to the Existing Subordinated Indebtedness and other terms and provisions that are, when taken as a whole, no less favorable to the Lenders in any material respect (including, without limitation, covenants and events of default) than those applicable to the Existing Subordinated Indebtedness.

          "Person" shall mean an individual, a corporation, a company, a voluntary association, a partnership, a trust, an unincorporated organization or a government or any agency, instrumentality or political subdivision thereof.

          "Plan" shall mean an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code and is either (a) maintained by the Company or any member of the Controlled Group for employees of the Company or any member of the Controlled Group or
(b) maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which the Company or any member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions.

          "Post-Default Rate" shall mean, in respect of any principal of any Loan, any Reimbursement Obligation or any other amount payable by the Company under this Agreement which is not paid when due (whether at stated maturity, by acceleration or otherwise), a rate per annum during the period commencing on the due date until such amount is paid in full equal to the sum of 2% plus the Base Rate as in effect from time to time plus the Applicable Margin for Base Rate Loans.

          "Prime Rate" shall mean the rate of interest from time to time announced by Chase at the Principal Office as its prime commercial lending rate. Each change in the interest rate provided for herein resulting from a change in the Prime Rate shall take effect at the time of such change in the Prime Rate.

          "Principal Office" shall mean the principal office of Chase, presently located at 1 Chase Manhattan Plaza, New York, New York 10081.

          "Quarterly Dates" shall mean the last Business Day of each January, April, July and October.

          "Regular Debt Service" shall mean, for any period, the sum of (i) Scheduled Amortization for such period plus (ii)
Interest Expense for such period.

          "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

          "Regulatory Change" shall mean, with respect to any Lender, any change on or after the date of this Agreement in United States federal, state or foreign laws or regulations (including Regulation D) or the adoption or making on or after such date of any interpretations, directives or requests applying to a class of lenders including such Lender of or under any United States federal or state, or any foreign, laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

          "Reimbursement Obligations" shall mean as at any date, the obligations of the Company then outstanding, or which may thereafter arise in respect of Letters of Credit then outstanding, under Sections 2.02(b) and 2.02(c)(iv) hereof to reimburse any Lender in the case of Syndicated Letters of Credit or Chase in the case of Participation Letters of Credit and Swing Letters of Credit for the amount paid by such Lender or Chase in respect of any drawing under such Letter of Credit.

          "Release" shall have the meaning set forth in 42 U.S.C.
Section 9601(22), but shall not include any "federally permitted release" as defined in 42 U.S.C. Section 9601(10). The term
"Released" shall have a corresponding meaning.

          "Restricted Payment" shall mean dividends (in cash, property or obligations) on, or other payments or distributions on account of, or the setting apart of money for a sinking or other analogous fund for the purchase, redemption, retirement or other acquisition of, any shares of any class of capital stock of the Company, or the exchange or conversion of any shares of any class of capital stock of the Company for or into any obligations of or shares of any other class of capital stock of the Company or any other property, but excluding dividends payable solely in, or exchanges or conversions for or into, shares of common stock of the Company.

          "Scheduled Amortization" shall mean, for any period, the sum (calculated without duplication) of all payments of principal of Indebtedness of the Company (other than Indebtedness hereunder) scheduled to be made during such period.

          "Set Rate Auction" shall mean a solicitation of Money
Market Quotes setting forth Money Market Rates pursuant to Section
3.03 hereof.

          "Set Rate Loans" shall mean Money Market Loans the interest rates on which are determined on the basis of Money Market Rates pursuant to a Set Rate Auction.

          "Subordinated Indebtedness" shall mean the Existing
Subordinated Indebtedness and the Permitted Refunding Subordinated
Indebtedness.

          "Subsidiary" shall mean, with respect to any Person, any corporation of which at least a majority of the outstanding shares of stock having by the terms thereof ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether or not at the time stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more of the Subsidiaries of such Person or by such Person and one or more of the Subsidiaries of such Person; provided that Systronics, Inc. shall not be deemed to be a Subsidiary of the Company for purposes hereof.

          "Swing Letters of Credit" shall have the meaning assigned to such term in Section 2.02(b) hereof.

          "Swing Loan Notes" shall mean the promissory notes of the Company evidencing the Swing Loans, substantially in the form of Exhibit C hereto.

          "Swing Loans" shall have the meaning assigned to such term in Section 2.01(b) hereof.

          "Syndicated Letters of Credit" shall have the meaning assigned to such term in Section 2.02(a) hereof.

          "Type" shall have the meaning assigned to such term in
Section 1.03 hereof.

          "Unfunded Liabilities" shall mean, with respect to any Plan, at any time, the amount (if any) by which (a) the present value of all benefits under such Plan exceeds (b) the fair market value of all Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of the Company or any member of the Controlled Group to the PBGC or such Plan under Title IV of ERISA.

          "Wholly-Owned Subsidiary" shall mean a Subsidiary of the Company all of whose outstanding shares of capital stock (except directors' qualifying shares) are directly or indirectly owned by the Company.

          "Working Capital Availability Period" shall mean the period from and including the date hereof to but not including
April 27, 1999.

          "Working Capital Commitment" shall mean, as to any Lender, the obligation of such Lender to make Working Capital Loans and incur Letter of Credit Liabilities in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set forth opposite such Lender's name on the signature pages hereto under the caption "Working Capital Commitment" (as the same may be reduced from time to time pursuant to Section 2.03 hereof).

          "Working Capital Commitment Percentage" shall mean, as to any Lender, the percentage equivalent of a fraction the numerator of which is the Working Capital Commitment of such Lender and the denominator of which is the aggregate amount of the Working Capital Commitments of all Lenders.

          "Working Capital Loan" shall mean, as to any Lender, any loan made by such Lender pursuant to Section 2.01(a) hereof.

          "Working Capital Loan Notes" shall mean the promissory notes of the Company evidencing the Working Capital Loans, substantially in the form of Exhibit A hereto.

          "Working Capital Obligations" shall mean, as at any date of determination thereof, the sum of the following (determined without duplication): (i) the aggregate principal amount of Working Capital Loans (including all Swing Loans) outstanding hereunder plus (ii) the aggregate amount of the Letter of Credit Liabilities (including Letter of Credit Liabilities in respect of Swing Letters of Credit) hereunder plus (iii) the aggregate principal amount of Money Market Loans outstanding hereunder.

          1.02 Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all determinations with respect to accounting matters hereunder shall be made, and all financial statements and certificates and reports as to financial matters required to be delivered hereunder shall be prepared, in accordance with GAAP; provided that if any change in GAAP in itself materially affects the calculation of any financial covenant in Section 9, the Company may by notice to the Administrative Agent, or the Administrative Agent (at the request of the Majority Lenders) may by notice to the Company, require that such covenant thereafter be calculated in accordance with GAAP as in effect, and applied by the Company, immediately before such change in GAAP occurs. If such notice is given, the compliance certificates delivered pursuant to Section
9.01 after such change occurs shall be accompanied by reconciliations of the difference between the calculation set forth therein and a calculation made in accordance with GAAP as in effect from time to time after such change occurs. To enable the ready determination of compliance with the covenants set forth in Section 9 hereof, the Company will not change from December 31 in each year the date on which its fiscal year ends, nor from March 31, June 30 and September 30 the dates on which the first three fiscal quarters in each fiscal year end.

          1.03 Classes and Types of Loans. Loans hereunder are classified as either Working Capital Loans, Swing Loans or Money Market Loans by reference to the provisions hereof under which participation in the related borrowings are determined (i.e., a "Working Capital Loan" is included in a borrowing in which all Lenders participate, a "Swing Loan" is included in a borrowing in which Chase is the only Lender that participates and a "Money Market Loan" is included in a borrowing in which the Lender participants are determined on the basis of their bids in accordance with Section 3.03). Working Capital Loans and Money Market Loans are divided into "Types". The "Type" of a Working Capital Loan refers to the determination whether such Loan is a Eurodollar Loan, a Base Rate Loan or CD Loan. The "Type" of Money Market Loan refers to the determination whether such Loan is a Set Rate Loan or a LIBOR Market Loan. All Swing Loans are Base Rate Loans. Working Capital Loans and Money Market Loans are sometimes identified by Type (e.g., a "Eurodollar Working Capital Loan" indicates that such Loan is both a Eurodollar Loan and a Working Capital Loan).


          Section 2.  Loans and Letters of Credit.

          2.01  Loans.

          (a) Working Capital Loans. Each Lender severally agrees that, from time to time during the Working Capital Availability Period, it shall make, subject to the terms of this Agreement, Loans to the Company in an aggregate principal amount at any one time outstanding which, together with an amount equal to the product of (x) its Working Capital Commitment Percentage times (y) the sum of (a) all Money Market Loans and (b) all Letter of Credit Liabilities at such time in respect of Syndicated Letters of Credit and Participation Letters of Credit, shall not exceed its Working Capital Commitment, as reduced from time to time pursuant to
Section 2.03 hereof; provided that the aggregate amount of all Working Capital Obligations shall not at any time exceed the aggregate of the Working Capital Commitments as reduced from time to time pursuant to Section 2.03 hereof.

          (b) Swing Loans. In addition to the foregoing, Chase may from time to time, in its discretion, upon the request of the Company, if the applicable conditions precedent in Section 7 have been satisfied, make loans ("Swing Loans") to the Company in an aggregate principal amount at any one time outstanding which, when combined with the aggregate Letter of Credit Liabilities at such time in respect of all Swing Letters of Credit, shall not exceed $15,000,000; provided that the aggregate amount of all Working Capital Obligations shall not at any time exceed the aggregate of the Working Capital Commitments as reduced from time to time pursuant to Section 2.03 hereof. Swing Loans shall constitute "Working Capital Loans" hereunder. All Swing Loans shall be made as Base Rate Loans and may be borrowed, repaid and reborrowed. At any time, upon the request of Chase, each Lender other than Chase shall, on the third Business Day after such request is made, purchase a participating interest in Swing Loans in an amount equal to its Working Capital Commitment Percentage of such Swing Loans. On such third Business Day, each Lender will immediately transfer to Chase, in immediately available funds, the amount of its participation. Whenever, at any time after Chase has received from any Lender such Lender's participating interest in a Swing Loan, the Administrative Agent receives any payment on account thereof, the Administrative Agent will distribute to such Lender its participating interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's participating interest was outstanding and funded); provided, however, that in the event that such payment received by the Administrative Agent is required to be returned, such Lender will return to the Administrative Agent any portion thereof previously distributed by the Administrative Agent to it. Each Lender's obligation to purchase such participating interests shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Lender or any other Person may have against Chase requesting such purchase or any other Person for any reason whatsoever; (ii) the occurrence or continuance of a Default or an Event of Default or the termination of the Working Capital Commitments; (iii) any adverse change in the condition (financial or otherwise) of the Company or any other Person; (iv) any breach of this Agreement by the Company or any other Lender; or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing.

          (c) Money Market Loans. In addition to Working Capital Loans, the Company may request the Lenders to make offers to make Money Market Loans to the Company as set forth in Section 3.03.
The Lenders may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers; provided that the aggregate principal amount of all Working Capital Obligations shall not at any time exceed the aggregate amount of the Working Capital Commitments as reduced from time to time pursuant to Section 2.03 hereof.

          2.02  Letters of Credit.

          (a) Working Capital Letters of Credit. Subject to the terms and conditions hereof, the Working Capital Commitments may, in addition to the Working Capital Loans provided for in Section
2.01 hereof, be utilized, upon the request of the Company, by the issuance of letters of credit (i) by Chase for so long as it is Administrative Agent hereunder if the Company shall so request in the notice referred to in Section 2.02(c)(i) and Chase shall agree that such letter of credit shall be issued by Chase rather than by each of the Lenders (such letters of credit issued by Chase being hereinafter referred to as the "Participation Letters of Credit"), or (ii) by the Lenders pursuant to which each Lender shall be severally obligated to pay its Working Capital Commitment Percentage of any drawing made thereunder (such letters of credit issued by the Lenders being hereafter referred to as the "Syndicated Letters of Credit", and the Syndicated Letters of Credit and Participation Letters of Credit being collectively referred to as the "Letters of Credit"). Notwithstanding any reference in any Existing Letter of Credit to the Existing Credit Agreement, on and as of the Closing Date, each Existing Letter of Credit shall be deemed to be a Participation Letter of Credit and to have been issued pursuant to this Section on the Closing Date. Upon the date of issuance of a Participation Letter of Credit, Chase shall be deemed, without further action by any party hereto, to have sold to each Lender, and each Lender shall be deemed, without further action by any party hereto, to have purchased from Chase, a participation to the extent of such Lender's Working Capital Commitment Percentage in such Participation Letter of Credit and the related Letter of Credit Liabilities. The aggregate amount of all Working Capital Obligations shall not at any time exceed the aggregate of the Working Capital Commitments as reduced from time to time pursuant to Section 2.03 hereof.

          (b) Swing Letters of Credit. In addition to the foregoing, if the Company reasonably determines that a letter of credit cannot be made available for its account in a timely fashion pursuant to Section 2.02(a), Chase may from time to time, in its discretion, issue letters of credit ("Swing Letters of Credit") for the account of the Company in amounts such that the aggregate Letter of Credit Liabilities in respect of Swing Letters of Credit at any one time, when combined with the aggregate outstanding principal amount of all Swing Loans at such time, shall not exceed $15,000,000. Swing Letters of Credit shall have terms not extending beyond the earlier of (i) one year from the date of issuance and (ii) the last day of the Working Capital Availability Period and shall be in such form as Chase may from time to time approve. The Company shall give Chase at least one Business Day's (or in the case of "standby" Swing Letters of Credit, such other longer period of notice as Chase may require) irrevocable prior notice (effective upon receipt) specifying the date each Swing Letter of Credit is to be issued, and describing the proposed terms of such Letter of Credit and the nature of the transactions proposed to be supported thereby. Upon receipt from the beneficiary of any Swing Letter of Credit of any demand for payment thereunder, Chase shall promptly notify the Company of the amount to be paid as a result of such demand and the respective payment date. The Company shall be irrevocably and unconditionally obligated forthwith to reimburse Chase for any amounts paid by it upon any drawing under any Swing Letter of Credit, without presentment, demand, protest or other formalities of any kind. The Company will pay to Chase a letter of credit fee on the daily average undrawn face amount of each Swing Letter of Credit for the period from and including the date of issuance of such Letter of Credit to and including the date of expiration or termination thereof at a rate per annum equal to the Applicable Margin for Swing Letters of Credit (or such other rate per annum as the Company and Chase may agree from time to time), such fee to be paid in arrears on each Quarterly Date (or such other date as the Company and Chase may agree from time to time). At any time during the term of a Swing Letter of Credit, if the Company shall request that participations in such Swing Letter of Credit and the related Letter of Credit Liabilities be sold by Chase to the Lenders and Chase shall agree to such request, or if Chase wishes to sell such participations, then the Administrative Agent shall promptly so notify each Lender, and on the third Business Day following such request, subject to the satisfaction of all applicable conditions precedent under Section 7, Chase shall be deemed, without further action by any party hereto, to have sold to each Lender and each Lender shall be deemed, without further action by any party hereto, to have purchased from Chase a participation to the extent of such Lender's Working Capital Commitment Percentage in such Letter of Credit and the related Letter of Credit Liabilities and thereupon such Letter of Credit shall cease to constitute a Swing Letter of Credit but shall constitute a Participation Letter of Credit for the purposes of this Agreement.

          (c) Additional Provisions. The following additional provisions shall apply to each Letter of Credit other than a Swing Letter of Credit:

          (i) Except in the case of Letters of Credit deemed, pursuant to the second sentence of subsection (a) above, to be issued on the Closing Date, the Company shall give the Administrative Agent at least ten Business Days' (in the case of Syndicated Letters of Credit) or two Business Days' (in the case of Participation Letters of Credit) irrevocable prior notice (effective upon receipt) specifying the date such Letter of Credit is to be issued, whether it is requesting that such Letter of Credit be a Participation Letter of Credit or a Syndicated Letter of Credit, and describing the proposed terms of such Letter of Credit and the nature of the transactions proposed to be supported thereby. Upon receipt of such notice the Administrative Agent shall promptly notify each Lender of the contents thereof and of such Lender's Working Capital Commitment Percentage of the amount of such proposed Letter of Credit and, in the case of Syndicated Letters of Credit, not later than seven Business Days prior to the requested issuance date for such Letter of Credit shall prepare and send to the Lenders and the Company a proposed form of such Letter of Credit.

         (ii) On each day during the period commencing with the issuance by the Lenders of any Syndicated Letter of Credit or the issuance by Chase of any Participation Letter of Credit (or the date upon which, pursuant to the provisions of Section 2.02(b) hereof, a Swing Letter of Credit constitutes a Participation Letter of Credit) and until such Letter of Credit shall have expired or been terminated, except as provided in Section 2.04 hereof, the Working Capital Commitment of each Lender shall be deemed to be utilized for all purposes hereof in an amount equal to such Lender's Working Capital Commitment Percentage of the amount then available for drawings under such Syndicated Letter of Credit or Participation Letter of Credit (as the case may be).

        (iii) Upon receipt from the beneficiary of any Letter of Credit of any demand for payment or other drawing under such Letter of Credit, the Administrative Agent shall promptly notify the Company and each Lender as to the amount to be paid as a result of such demand or drawing and the respective payment date. If at any time Chase shall make a payment to a beneficiary of a Participation Letter of Credit in respect of a drawing or in respect of an acceptance created in connection with a drawing under such Participation Letter of Credit, each Lender will pay to Chase, immediately upon Chase's demand at any time during the period commencing after such payment until reimbursement therefor in full by the Company, an amount equal to such Lender's Working Capital Commitment Percentage of such payment, together with interest on such amount for each day from the date of Chase's demand for such payment (or, if such demand is made after 11:00 a.m. (New York City time) on such date, from the next succeeding Business Day) to the date of payment by such Lender of such amount at a rate of interest per annum equal to the Federal Funds Rate for such period. Nothing herein shall be deemed to require any Lender to pay to Chase any amount as reimbursement for any payment made by Chase to acquire (discount) for its own account prior to maturity thereof any acceptance created under a Participation Letter of Credit.

         (iv) The Company shall be irrevocably and unconditionally obligated forthwith to reimburse (x) the Administrative Agent for the account of each Lender in the case of Syndicated Letters of Credit, and (y) Chase in the case of Participation Letters of Credit for any amounts paid by such Lender or Chase (as the case may be) upon any drawing under any Letter of Credit, without presentment, demand, protest or other formalities of any kind. Chase will pay to each Lender such Lender's Working Capital Commitment Percentage of all amounts received from the Company for application in payment, in whole or in part, of the Reimbursement Obligation in respect of any Participation Letter of Credit, but only to the extent such Lender has made payment to Chase in respect of such Participation Letter of Credit pursuant to clause (iii) above. Nothing herein shall be deemed to require Chase to pay to any Lender any part of the proceeds of disposition (rediscount) by Chase for its own account to any other person of any acceptance created under a Participation Letter of Credit which is acquired (discounted) by Chase prior to maturity thereof.

          (v) The Company will pay to the Administrative Agent for the account of each Lender a letter of credit fee on such Lender's Working Capital Commitment Percentage of the daily average amount available for drawings under each Syndicated Letter of Credit and Participation Letter of Credit, in each case for the period from and including the date of issuance of such Letter of Credit to and including the date of expiration or termination thereof at a rate per annum equal to the Applicable Margin for such Letters of Credit, such fee to be paid in arrears on each Quarterly Date. The Administrative Agent will pay to each Lender, promptly after receiving any payment in respect of letter of credit fees referred to in this clause (v), such Lender's share of such fees. In addition, the Company will pay to the Administrative Agent for the account of Chase an additional letter of credit fee on the daily average amount available for drawing under each such Letter of Credit, computed and payable in the manner set forth in the first sentence of this clause (v), at a rate per annum equal to 1/4 of 1%.

         (vi) The issuance by the Lenders of each Syndicated Letter of Credit or the issuance by Chase of each Participation Letter of Credit shall, in addition to the conditions precedent set forth in Section 7 hereof, be subject to the conditions precedent (x) that in the case of a Syndicated Letter of Credit, such Letter of Credit shall be in such form, contain such terms and support such transactions as shall be reasonably satisfactory to each Lender and the Administrative Agent and that the Company shall have executed and delivered such other instruments and agreements relating to such Letter of Credit as the Majority Lenders shall have reasonably requested, and (y) that in the case of Participation Letters of Credit, such Letter of Credit shall be in such form, and shall contain such terms and support such transactions, as shall be satisfactory to Chase, and that the Company shall have executed and delivered such other instruments and agreements relating to such Letter of Credit as Chase shall have reasonably requested. No Letter of Credit shall have a term extending beyond the earlier of (i) one year from the date of issuance and (ii) the last day of the Working Capital Availability Period, and the aggregate Letter of Credit Liabilities in respect of all Letters of Credit outstanding at any time shall not exceed $30,000,000. A Lender shall be deemed to have determined that a proposed Syndicated Letter of Credit is satisfactory unless it shall have notified the Administrative Agent otherwise (which notice shall be effective upon receipt) on or before the date three Business Days prior to the requested date of issuance of such Syndicated Letter of Credit. If any Lender shall breach its obligation to execute and deliver a Syndicated Letter of Credit hereunder, the other Lenders shall be relieved of their obligation to execute and deliver and issue such Syndicated Letter of Credit, provided that nothing herein shall affect any rights the Company may have against the breaching Lender as a result of such breach.

          (d) Indemnification. The Company hereby indemnifies and holds harmless each Lender and the Administrative Agent (which for purposes of this Section 2.02(d) shall include a reference to Chase acting in its individual capacity hereunder as issuer of Participation Letters of Credit and Swing Letters of Credit) from and against any and all claims and damages, losses, liabilities, costs or expenses which such Lender or the Administrative Agent may incur (or which may be claimed against such Lender or the Administrative Agent by any Person whatsoever) by reason of or in connection with the execution and delivery or transfer of or payment or failure to pay under any Letter of Credit, including, without limitation, any claims, damages, losses, liabilities, costs or expenses which the Administrative Agent may incur by reason of or in connection with the failure of any other Lender to fulfill or comply with its obligations to the Administrative Agent hereunder (but nothing herein contained shall affect any rights the Company may have against such defaulting Lender); provided that the Company shall not be required to indemnify any Lender or the Administrative Agent for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by (i) the willful misconduct or gross negligence of such Lender or the Administrative Agent in determining whether a request presented under any Letter of Credit complied with the terms of such Letter of Credit or (ii) such Lender's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of the Letter of Credit. Nothing in this Section 2.02(d) is intended to limit the obligations of the Company under any other provision of this Agreement.

          2.03  Reductions of Commitments.

          (a) Mandatory. (i) The Working Capital Commitments shall terminate on the last day of the Working Capital Availability Period.

         (ii) In addition, the Working Capital Commitments shall be reduced in the following amounts:

          (1)  Insurance Proceeds and Condemnation Awards.
     Promptly following the receipt thereof by the Company or any Subsidiary of the Company, the Company shall deposit with the Administrative Agent in a cash collateral account established by the Company for such purpose an amount of cash or Liquid Investments equal to the aggregate Net Cash Proceeds of any payment made to the Company or any Subsidiary of the Company
     (i) under any insurance policy (other than for business interruption) described in clause (1) of Section 9.03 hereof or (ii) pursuant to any condemnation award; provided that such deposit shall be required only to the extent that the aggregate amount of such payments made during the term of this Agreement exceeds $5,000,000, and shall not be required to the extent such payments relate to the Company's Gallman, Mississippi facility and are required to be disposed of otherwise under the instruments governing the Gallman Indebtedness. With respect to any such deposit, so long as no Default has occurred and is continuing, amounts equal to the lesser of (x) the aggregate amount of such cash proceeds which the Company or such Subsidiary has expended or committed to expend for the restoration or replacement of the asset in respect of which such payment or award was made and (y) $100,000,000 in the aggregate in respect of such asset, or such greater amount as the Majority Lenders shall approve, shall be released by the Administrative Agent to the Company; provided that in the event that within 180 days of receipt of such payment the Company or such Subsidiary shall not have expended or committed to expend an equivalent amount for the restoration or replacement of the asset in respect of which such payment was made, the Commitments shall be reduced by an amount equal to the excess of the amount of such payment over the amount of such expenditures and commitments and any amounts remaining in such cash collateral account shall first be applied in accordance with Section 3.02(b) and then (if any amounts are remaining) be released to the Company.

          (2) Asset Dispositions. The Commitments shall be reduced in the amount of and on the date of each receipt by the Company or any Subsidiary of the Company of (x) the Net Cash Proceeds of any disposition by such Person of any assets pursuant to clause (ii), (v), (vi) or (vii) of Section 9.13, to the extent that the Net Cash Proceeds from such disposition and all other such dispositions made pursuant to such clauses during the then current fiscal year exceed $10,000,000, (y) any payments in respect of receivables retained by such Person arising from the sale of goods or services at facilities disposed of in asset dispositions or (z) the Net Cash Proceeds of any disposition by such Person of any accounts receivable pursuant to clause (viii) of Section 9.13.

          (b) Optional. The Company shall have the right to terminate or reduce the Working Capital Commitments at any time or from time to time, provided that: (i) the Company shall give notice of each such termination or reduction to the Administrative Agent as provided in Section 5.05 hereof and (ii) each partial reduction shall be in an aggregate amount at least equal to $5,000,000.

          (c) No Reinstatement. Commitments once terminated or reduced may not be reinstated.

          2.04 Fees. (a) Facility Fee. The Company shall pay to the Administrative Agent for the account of the Lenders ratably a facility fee for each day at a per annum rate equal to the Facility Fee Rate for such day. Such facility fee shall accrue from and including the Closing Date to but excluding the date on which the Working Capital Commitments are terminated in their entirety, on the aggregate amount of the Working Capital Commitments (whether used or unused) in effect on each day during such period. Accrued facility fees shall be payable on the Quarterly Dates and on the date on which the Working Capital Commitments are terminated in their entirety. In addition, if the Facility Fee Increase Date (as defined below) shall occur on or before April 15, 1995, the Company shall pay on such date to the Administrative Agent for the account of the Lenders ratably an additional facility fee (the "Additional Fee") equal to the difference between (x) the aggregate facility fee that would have been payable with respect to the period from the Closing Date to the Quarterly Date through which the facility fee has then been paid, calculated as if the Facility Fee Increase Date had been the Closing Date, less (y) the aggregate facility fee actually paid with respect to such period; provided that if the Facility Fee Increase Date occurs on or before the 30th day after the Closing Date but no Working Capital Loans are outstanding during the period from and including the 30th day after the Closing Date to and including April 15, 1995, the period with respect to which the Additional Fee is calculated shall include only those days when Working Capital Loans are outstanding and the Additional Fee shall be paid on one or more dates satisfactory to the Administrative Agent.

          "Facility Fee Increase Date" shall mean the date that is the earlier to occur of (x) April 16, 1995 and (y) the date of the first borrowing of Working Capital Loans under this Agreement.

          The "Facility Fee Rate" shall mean for any day during any Performance Period, the percentage set forth in the applicable row under the column corresponding to the Applicable Pricing Ratio for such Performance Period.


                              Applicable
                              Pricing Ratio

                                         Less than or        Less than or
                                         equal to 3.75       equal to 2.50
                                         to 1.0 but          to 1.0 but        Less than or
                     Greater than        greater than        greater than      equal to 1.50
                     3.75 to 1.0         2.50 to 1.0         1.50 to 1.0       to 1.0


Date prior to
Facility Fee
Increase Date            0.25%               0.15%               0.15%           0.15%

Date or or after
Facility Fee
Increase Date            0.375%              0.30%               0.25%           0.20%


          (b) Administration Fee. The Company shall pay to the Administrative Agent on each anniversary of the Closing Date, so long as any of the Working Capital Commitments are in effect and until payment in full of all Loans hereunder, the termination of all Letters of Credit and payment in full of all Letter of Credit Liabilities, all interest thereon and all other amounts payable hereunder, an annual administration fee in the amount heretofore mutually agreed. The Company shall also pay to the Administrative Agent fees in connection with each Money Market Quote Request at the time and in the amount from time to time agreed between the Company and the Administrative Agent.

          2.05 Lending Offices. The Loans of each Type made by each Lender shall be made and maintained at such Lender's
Applicable Lending Office for Loans of such Type.

          2.06 Several Obligations. The failure of any Lender to make any Loan to be made by it on the date specified therefor shall not relieve any other Lender of its obligation to make its Loan on such date, but neither the Administrative Agent nor any Lender shall be responsible for the failure of any other Lender to make a Loan to be made by such other Lender.

          2.07 Notes. (a) Working Capital Loans. The Working Capital Loans made by each Lender shall be evidenced by a single Working Capital Loan Note of the Company in substantially the form of Exhibit A hereto, dated the date of this Agreement, payable to the order of such Lender and otherwise duly completed.

          (b) Swing Loans. Swing Loans shall be evidenced by a single promissory note of the Company in the form of Exhibit C hereto, dated the date of this Agreement, payable to the order of Chase and otherwise duly completed. Such promissory note shall constitute one of the "Notes" hereunder.

          (c) Money Market Loans. The Money Market Loans made by any Lender shall be evidenced by a single promissory note of the Company in substantially the form of Exhibit B hereto, dated the date of the delivery of such Note to the Administrative Agent under this Agreement, payable to the order of such Lender and otherwise duly completed.

          (d) Note Schedules. Each Lender is hereby authorized by the Company to endorse on the schedule (or a continuation thereof) attached to each Note of such Lender, to the extent applicable, the date, amount, interest rate, Type of and the Interest Period (if any) for each Loan made by such Lender to the Company hereunder and evidenced by such Note, and the date and amount of each payment or prepayment of principal of such Loan received by such Lender; provided that any failure by such Lender to make any such endorsement shall not affect the obligations of the Company under such Note or hereunder in respect of such Loan.
          2.08 Use of Proceeds. Proceeds of the Loans shall be used by the Company for working capital purposes and any other corporate purposes not prohibited by this Agreement. None of such proceeds shall be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of buying or carrying any margin stock (within the meaning of Regulation U or X of the Board of Governors of the Federal Reserve System).


          Section 3.  Borrowings, Conversions and Prepayments.

          3.01 Borrowings. (a) Working Capital Loans. The Company shall give the Administrative Agent notice of each borrowing of Working Capital Loans (other than a borrowing of Swing Loans as to which subsection (b) of this Section 3.01 shall apply) to be made hereunder as provided in Section 5.05 hereof. Not later than 11:00 a.m. New York time on the date specified for each such borrowing hereunder, each Lender shall make available the amount of the Loan to be made by it on such date to the Administrative Agent, at the Principal Office, in immediately available funds, for the account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company by depositing the same, in immediately available funds, in an account designated by the Company maintained with the Administrative Agent at the Principal Office.

          (b) Swing Loans. The Company shall give the Administrative Agent notice of each borrowing of a Swing Loan to be made hereunder as provided in Section 5.05 hereof and, no later than 2:00 p.m. New York time on the date specified for such borrowing hereunder, Chase shall make available the amount of such Swing Loan to the Company by depositing the same, in immediately available funds, in an account designated by the Company maintained with the Administrative Agent at the Principal Office.

          (c) Money Market Loans. Requests by the Company of offers to make Money Market Loans shall be made as provided in
Section 3.03.

          3.02  Prepayments and Conversions.

          (a) Optional Prepayments and Conversions. The Company shall have the right to prepay Working Capital Loans and to convert Working Capital Loans of one Type into Working Capital Loans of a different Type, at any time or from time to time, provided that the Company shall give the Administrative Agent notice of each such prepayment as provided in Section 5.05 hereof. The Company may not prepay Money Market Loans or convert Swing Loans or Money Market Loans from one Type to a different Type, except that the Company may prepay Money Market Loans to the extent required pursuant to
Section 3.02(b) hereof.

          (b) Mandatory Prepayments and Cover. On the date of each reduction of Commitments pursuant to Section 2.03(a)(ii), the Company shall prepay Loans, together with accrued interest on the principal amount prepaid, to the extent (if any) required so that the aggregate principal amount of Loans outstanding immediately after such prepayment will not exceed the aggregate amount of Commitments after giving effect to such reduction. Any prepayment pursuant to this subsection (b) shall be applied, first, to Swing Loans and to provide cover for Letter of Credit Liabilities in respect of Swing Letters of Credit, second, to all other Working Capital Loans and to provide cover for other Letter of Credit Liabilities and third, to Money Market Loans, pro rata. In the event that the Company shall be required pursuant to this subsection (b) to prepay any Working Capital Loans or provide cover for any Letter of Credit Liabilities, the Company shall, until the relevant Working Capital Loans have been paid in full, first prepay the principal of such Loans and then, following such payment in full, provide cover for the relevant Letter of Credit Liabilities. Cover for Letter of Credit Liabilities shall be effected by paying to the Administrative Agent immediately available funds, to be held by the Administrative Agent (to the extent practicable, in Liquid Investments) in a cash collateral account established by the Company for such purpose, in an amount equal to the required prepayment, which amount shall be retained by the Administrative Agent in such cash collateral account until such time as the Letters of Credit shall have been terminated and all of the Letter of Credit Liabilities paid in full.

          3.03  Money Market Loans.

          (a) When, pursuant to Section 2.01(c), the Company wishes to request offers to make Money Market Loans, it shall give the Administrative Agent (which shall promptly notify the Lenders) notice (a "Money Market Quote Request") no later than 11:00 a.m. New York time on (x) the fourth Business Day prior to the date of borrowing proposed therein, in the case of a LIBOR Auction or (y) the Business Day next preceding the date of borrowing proposed therein, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of Majority Lenders, may agree). The Company may request offers to make Money Market Loans for up to three different Interest Periods in a single notice (for which purpose Interest Periods in different numbered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); provided that the request for each separate Interest Period shall be deemed to be a separate Money Market Quote Request for a separate borrowing (but for purposes of determining any administrative agency fees payable to the Administrative Agent in respect of same, such a request shall be deemed to be a request for only one Money Market borrowing). Each such notice shall be substantially in the form of Exhibit D hereto and shall specify as to each Money Market borrowing:

          (i) the proposed date of such borrowing, which shall be a Business Day;

         (ii) the aggregate amount of such borrowing, which shall be at least $5,000,000 (or in larger multiples of $1,000,000) but shall not cause the limits specified in Section 2.01(c) hereof to be violated;

        (iii) the duration of the Interest Period applicable thereto;

         (iv) whether the Money Market Quotes requested are to set forth a Money Market Margin or a Money Market Rate; and

          (v) if the Money Market Quotes requested are to set forth a Money Market Rate, the date on which the Money Market Quotes are to be submitted if it is before the proposed date of borrowing (the date on which such Money Market Quotes are to be submitted is called the "Quotation Date").

Except as otherwise provided in this Section 3.03(a), no Money Market Quote Request shall be given within five Business Days (or such other number of days as the Company and the Administrative Agent, with the consent of the Majority Lenders, may agree) of any other Money Market Quote Request.

          (b) (i) Each Lender may submit one or more Money Market Quotes, each containing an offer to make a Money Market Loan in response to any Money Market Quote Request; provided that, if the Company's request under Section 3.03(a) hereof specifies more than one Interest Period, such Lender may make a single submission containing one or more Money Market Quotes for each such Interest Period. Each Money Market Quote must be submitted to the Administrative Agent not later than (x) 2:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 10:00 a.m. New York time on the Quotation Date, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Lenders, may agree); provided that any Money Market Quote submitted by Chase (or its Applicable Lending Office) may be submitted, and may only be submitted, if Chase (or such Applicable Lending Office) notifies the Company of the terms of the offer contained therein not later than (x) 1:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 9:45 a.m. New York time on the Quotation Date, in the case of a Set Rate Auction. Subject to Sections 6.02(b), 6.03, 7 and 10 hereof, any Money Market Quote so made shall be irrevocable except with the written consent of the Administrative Agent given on the written instructions of the Company.

          (ii) Each Money Market Quote shall be substantially in the form of Exhibit E hereto and shall specify:

               (A) the proposed date of borrowing and the Interest Period therefor;

               (B) the principal amount of the Money Market Loan for which each such offer is being made, which principal amount shall be at least $5,000,000 or a larger multiple of $1,000,000; provided that the aggregate principal amount of all Money Market Loans for which a Lender submits Money Market Quotes (x) may be greater or less than the Working Capital Commitment of such Lender but
          (y) may not exceed the principal amount of the borrowing for which offers were requested;

               (C) in the case of a LIBOR Auction, the margin above or below the applicable Eurodollar Rate (the "Money Market Margin") offered for each such Money Market Loan, expressed as a percentage (rounded upwards, if necessary, to the nearest 1/10,000th of 1%) to be added to or subtracted from the applicable Eurodollar Rate;

               (D) in the case of a Set Rate Auction, the rate of interest per annum (rounded upwards, if necessary, to the nearest 1/10,000th of 1%) offered for each such Money
          Market Loan (the "Money Market Rate"); and

               (E)  the identity of the quoting Lender.

Unless otherwise agreed by the Administrative Agent and the Company, no Money Market Quote shall contain qualifying, conditional or similar language or propose terms other than or in addition to those set forth in the applicable Money Market Quote
Request and, in particular, no Money Market Quote may be conditioned upon acceptance by the Company of all (or some specified minimum) of the principal amount of the Money Market Loan for which such Money Market Quote is being made.

          (c) The Administrative Agent shall (x) in the case of a Set Rate Auction, as promptly as practicable after the Money Market Quote is submitted (but in any event not later than 10:15 a.m. New York time) or (y) in the case of a LIBOR Auction, by 4:00 p.m. New York time on the day a Money Market Quote is submitted, notify the Company of the terms (i) of any Money Market Quote submitted by a Lender that is in accordance with Section 3.03(b) hereof and (ii) of any Money Market Quote that amends, modifies or is otherwise inconsistent with a previous Money Market Quote submitted by such Lender with respect to the same Money Market Quote Request. Any such subsequent Money Market Quote shall be disregarded by the Administrative Agent unless such subsequent Money Market Quote is submitted solely to correct a manifest error in such former Money Market Quote. The Administrative Agent's notice to the Company shall specify (A) the aggregate principal amounts of the Money Market borrowing for which offers have been received and (B) the respective principal amounts and Money Market Margins or Money Market Rates, as the case may be, so offered by each Lender (identifying the Lender that made each Money Market Quote).

          (d) Not later than 11:00 a.m. New York time on (x) the third Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) the Quotation Date, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Lenders, may agree), the Company shall notify the Administrative Agent of its acceptance or nonacceptance of the offers so notified to it pursuant to Section 3.03(c) hereof (and the failure of the Company to give such notice by such time shall constitute nonacceptance) and the Administrative Agent shall promptly notify each affected Lender. In the case of acceptance, such notice shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The Company may accept any Money Market Quote in whole or in part (provided that any Money Market Quote accepted in part shall be at least $5,000,000 or in larger multiples of $1,000,000); provided that:

          (i) the aggregate principal amount of each Money Market borrowing may not exceed the applicable amount set forth in the related Money Market Quote Request;

          (ii) the aggregate principal amount of each Money Market borrowing shall be at least $5,000,000 (or in larger multiples of $1,000,000) but shall not cause the limits specified in
     Section 2.01(c) hereof to be violated;

          (iii) acceptance of offers may be made only in ascending order of Money Market Margins or Money Market Rates, as the case may be; and

          (iv) the Company may not accept any offer where the Administrative Agent has advised the Company that such offer fails to comply with Section 3.03(b)(ii) hereof or otherwise fails to comply with the requirements of this Agreement (including, without limitation, Section 2.01(c) hereof).

If offers are made by two or more Lenders with the same Money Market Margins or Money Market Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Money Market Loans in respect of which such offers are accepted shall be allocated by the Company among such Lenders as nearly as possible (in multiples of $1,000,000) in proportion to the aggregate principal amount of such offers. Determinations by the Company of the amounts of Money Market Loans shall be conclusive in the absence of manifest error.

          (e) Any Lender whose offer to make any Money Market Loan has been accepted shall, not later than 1:00 p.m. New York time on the date specified for the making of such Loan, make the amount of such Loan available to the Administrative Agent at the Principal Office in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company on such date by depositing the same, in immediately available funds, in an account of the Company maintained with Chase at the Principal Office designated by the Company.


          Section 4.  Payments of Principal and Interest.

          4.01  Repayment of Loans.

          (a) The Working Capital Loans (including any outstanding Swing Loans) shall mature on the last day of the Working
     Capital Availability Period.

          (b) The Money Market Loans shall mature on the last day of the Interest Period applicable thereto.

          4.02  Interest.  The Company will pay to the
Administrative Agent for the account of each Lender interest on the unpaid principal amount of each Loan made by such Lender for the period commencing on the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

          (a) if such Loan is a Base Rate Loan, the Base Rate plus the Applicable Margin;

          (b)  if such Loan is a Eurodollar Loan, the Eurodollar
     Rate plus the Applicable Margin;

          (c) if such Loan is a CD Loan, the Adjusted CD Rate plus the Applicable Margin;

          (d) if such Loan is a LIBOR Market Loan, the Eurodollar Rate plus (or minus) the Money Market Margin quoted by the Lender making such Loan in accordance with Section 3.03 hereof; and

          (e)  if such Loan is a Set Rate Loan, the Money Market
     Rate for such Loan for the Interest Period therefor quoted by the Lender making such Loan in accordance with Section 3.03 hereof.

Notwithstanding any of the foregoing, the Company will pay to the Administrative Agent for the account of each Lender interest at the applicable Post-Default Rate on any principal of any Loan made by such Lender, on any Reimbursement Obligation and on any other amount payable by the Company hereunder to or for the account of such Lender (but, if such amount is interest, only to the extent legally enforceable), which shall not be paid in full when due (whether at stated maturity, by acceleration or otherwise), for the period commencing on the due date thereof until the same is paid in full.

          Accrued interest on each Loan shall be payable (i) if such Loan is a Base Rate Loan, on each Quarterly Date, (ii) if such Loan is a Eurodollar Loan, CD Loan or Money Market Loan, on the last day of the Interest Period for such Loan (and, if such Interest Period exceeds 90 days (in the case of a CD Loan or a Set Rate Loan) or three months' duration (in the case of a Eurodollar or LIBOR Market Loan), quarterly, commencing on the first quarterly anniversary of the first day of such Interest Period), and (iii) in any event, upon the payment, prepayment or conversion thereof, but only on the principal so paid or prepaid or converted; provided that interest payable at the Post-Default Rate shall be payable from time to time on demand of the Administrative Agent or the Majority Lenders. Promptly after the determination of any interest rate provided for herein or any change therein, the Administrative Agent shall notify the Lenders and the Company thereof.

          Notwithstanding the foregoing provisions of this Section 4.02, if at any time the rate of interest set forth above on any Loan of any Lender (the "Stated Rate" for such Loan) exceeds the maximum non-usurious interest rate permissible for such Lender to charge commercial borrowers under applicable law (the "Maximum Rate" for such Lender), the rate of interest charged on such Loan of such Lender hereunder shall be limited to the Maximum Rate for such Lender.

          In the event the Stated Rate for any Loan of a Lender that has theretofore been subject to the preceding paragraph at any time is less than the Maximum Rate for such Lender, the principal amount of such Loan shall bear interest at the Maximum Rate for such Lender until the total amount of interest paid to such Lender or accrued on its Loans hereunder equals the amount of interest which would have been paid to such Lender or accrued on such Lender's Loans hereunder if the Stated Rate had at all times been in effect.

          In the event, upon payment in full of all amounts payable hereunder, the total amount of interest paid to any Lender or accrued on such Lender's Loans under the terms of this Agreement is less than the total amount of interest which would have been paid to such Lender or accrued on such Lender's Loans if the Stated Rate had, at all times, been in effect, then the Company shall, to the extent permitted by applicable law, pay to the Administrative Agent for the account of such Lender an amount equal to the difference between (a) the lesser of (i) the amount of interest which would have accrued on such Lender's Loans if the Maximum Rate for such Lender had at all times been in effect or (ii) the amount of interest which would have accrued on such Lender's Loans if the Stated Rate had at all times been in effect and (b) the amount of interest actually paid to such Lender or accrued on its Loans under this Agreement.

          In the event any Lender ever receives, collects or applies as interest any sum in excess of the Maximum Rate for such Lender, such excess amount shall be applied to the reduction of the principal balance of its Loans or to other amounts (other than interest) payable hereunder, and if no such principal is then outstanding, such excess or part thereof remaining shall be paid to the Company.


          Section 5.  Payments; Pro Rata Treatment; Computations;
Etc.

         5.01 Payments. Except to the extent otherwise provided herein, all payments of principal, interest, Reimbursement Obligations and other amounts to be made by the Company hereunder and under the Notes shall be made in Dollars, in immediately available funds, to the Administrative Agent at the Principal Office, not later than 11:00 a.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). The Administrative Agent, or any Lender for whose account any such payment is made, may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Company with the Administrative Agent or such Lender, as the case may be. The Company shall, at the time of making each payment hereunder or under any Note, specify to the Administrative Agent the Loans or other amounts payable by the Company hereunder to which such payment is to be applied (and in the event that it fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may apply such payment as it may elect in its sole discretion, but subject to the other terms and conditions of this Agreement, including without limitation,
Section 5.02 hereof). Each payment received by the Administrative Agent hereunder or under any Note for the account of a Lender shall be paid promptly to such Lender, in immediately available funds, for the account of such Lender's Applicable Lending Office. If the due date of any payment hereunder or under any Note would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall be payable for any principal so extended for the period of such extension.

          5.02 Pro Rata Treatment. Except to the extent otherwise provided herein: (a) each borrowing from the Lenders under Section 2.01(a) hereof shall be made from the Lenders, each payment of facility fees under Section 2.04 hereof shall be made for the account of the Lenders, and each termination or reduction of the Working Capital Commitments under Section 2.03 hereof shall be applied to the Working Capital Commitments of the Lenders, pro rata according to the Lenders' respective percentages of the Working Capital Commitments, provided that borrowings, payments and prepayments of Swing Loans shall be for Chase's own account; (b) each payment by the Company of principal of or interest on Working Capital Loans of a particular Type (other than payments in respect of Working Capital Loans of individual Lenders provided for by
Section 6 hereof) shall be made to the Administrative Agent for the account of the Lenders pro rata in accordance with the respective unpaid principal amounts of such Working Capital Loans held by the Lenders; (c) each conversion of Working Capital Loans of a particular Type (other than conversions of Working Capital Loans of individual Lenders pursuant to Section 6.04 hereof) shall be made pro rata among the Lenders in accordance with the respective principal amounts of such Working Capital Loans held by the Lenders; (d) each Syndicated Letter of Credit will be issued by the Lenders severally and ratably among the Lenders in accordance with their respective Working Capital Commitment Percentages and (e) the Lenders (other than Chase) shall purchase from Chase participations in the Participation Letters of Credit to the extent of their respective Working Capital Commitment Percentages.

          5.03 Computations. Interest on Money Market Loans and Fixed Rate Loans and fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable.

          5.04 Minimum and Maximum Amounts; Types. Except for prepayments made pursuant to Section 3.02(b) hereof, each borrowing, conversion and prepayment of principal of Working Capital Loans shall be in an aggregate principal amount equal to $5,000,000 or a larger multiple of $1,000,000 (borrowings, conversions or prepayments of Working Capital Loans of different Types or, in the case of Fixed Rate Loans, having different Interest Periods, at the same time hereunder to be deemed separate borrowings, conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period) (except that any borrowing of Working Capital Loans may be in the aggregate amount of the unused portion of the Working Capital Commitments). Borrowings and prepayments of Swing Loans shall be in a principal amount at least equal to $100,000. Notwithstanding anything to the contrary contained in this Agreement there shall not be, at any one time, more than six Interest Periods in effect with respect to Fixed Rate Loans. All Swing Loans shall be made as Base Rate Loans; all other Working Capital Loans may be made as Base Rate Loans, CD Loans or Eurodollar Loans as specified in the relevant notice delivered pursuant to Section 5.05.

          5.05  Certain Notices.  Except as specified in Section
3.03 with respect to Money Market Loans, notices to the Administrative Agent of terminations or reductions of Working Capital Commitments, of borrowings, conversions and prepayments of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 12:00 noon New York time on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, conversion and/or prepayment specified below:

                                                 Number of
                                                 Business
Notice                                           Days Prior

Termination or reduction of Commitments              1

Borrowing or prepayment of Swing Loans            same day

Borrowing or prepayment of Base Rate Loans        same day

Borrowing or prepayment of, conversion of or
  into,  or duration of Interest Period
  for, Eurodollar Loans                                3

Borrowing or prepayment of, conversion
  of or into, or duration of Interest
  Period for CD Loans                                  2

Prepayments required pursuant to Section 3.02(b)       1

Each such notice of termination or reduction shall specify the amount of the Working Capital Commitments to be terminated or reduced. Each such notice of borrowing, conversion or prepayment shall specify the amount and Type of the Loans to be borrowed, converted or prepaid (subject to Sections 3.02(a) and 5.04 hereof), the date of borrowing, conversion or prepayment (which shall be a Business Day) and, in the case of Fixed Rate Loans, the duration of the Interest Period therefor (subject to the definition of Interest Period). Each such notice of duration of an Interest Period shall specify the Loans to which such Interest Period is to relate. The Administrative Agent shall promptly notify the affected Lenders of the contents of each such notice. In the event that the Company fails to select the duration of any Interest Period for any Fixed Rate Loans within the time period and otherwise as provided in this
Section 5.05, such Loans (if outstanding as Fixed Rate Loans) will be automatically converted into Base Rate Loans on the last day of the then current Interest Period for such Loans or (if outstanding as Base Rate Loans) will remain as, or (if not then outstanding) will be made as, Base Rate Loans.

          5.06 Non-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Lender or the Company (the "Payor") prior to the date on which such Lender is to make payment to the Administrative Agent of the proceeds of a Loan to be made by it hereunder (or the proceeds of a drawing to be paid by such Lender under any Syndicated Letter of Credit or the payment of any amount by such Lender to reimburse Chase for a drawing under any Participation Letter of Credit) or the Company is to make a payment to the Administrative Agent for the account of one or more of the Lenders, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient of such payment (or, if such recipient is the beneficiary of a Letter of Credit, the Company and, if the Company fails to pay the amount thereof to the Administrative Agent forthwith upon demand, and unless such Letter of Credit is a Swing Letter of Credit, the Lenders ratably in proportion to their respective Working Capital Percentages) shall, on demand, pay to the Administrative Agent the amount made available to it together with interest thereon in respect of the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such period.

         5.07 Sharing of Payments, Etc. The Company agrees that, in addition to (and without limitation of) any right of set-off, bankers' lien or counterclaim a Lender (or any bank controlled by such Lender) may otherwise have, each Lender (or any bank controlled by such Lender) shall be entitled, at its option, to offset balances held by it for the account of the Company at any of its offices, in Dollars or in any other currency, against any principal of or interest on any of such Lender's Loans to the Company hereunder, or any Reimbursement Obligation or other obligation of the Company hereunder, which is not paid when due (regardless of whether such balances are then due to the Company), in which case it shall promptly notify the Company and the Administrative Agent thereof, provided that such Lender's failure to give such notice shall not affect the validity thereof. If a Lender (or any bank controlled by such Lender) shall obtain payment of any principal of or interest on any Working Capital Loans made by it under this Agreement, or on any Reimbursement Obligation or other obligation then due to such Lender hereunder, through the exercise of any right of set-off, banker's lien, counterclaim or similar right, or otherwise, such Lender shall promptly purchase from the other Lenders participations in the Working Capital Loans made, or Reimbursement Obligations or other obligations held, by the other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Working Capital Loans and Reimbursement Obligations or other obligations then due to each of them. To such end all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. The Company agrees, to the fullest extent it may effectively do so under applicable law, that any Person purchasing a participation in the Working Capital Loans made, or Reimbursement Obligations or other obligations held, by another Person, whether or not acquired pursuant to the foregoing arrangements, may exercise all rights of set-off, bankers' lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans and Reimbursement Obligations or other obligations in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Company.


          Section 6.  Yield Protection and Illegality

          6.01  Additional Costs.

          (a) The Company shall pay to the Administrative Agent for the account of each Lender from time to time such amounts as such Lender may determine to be necessary to compensate it for any costs incurred by such Lender which such Lender determines are attributable to its making or maintaining of any Fixed Rate Loans hereunder or its obligation to make any of such Loans hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any of such Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), in each case resulting from any Regulatory Change which:

          (i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or its Notes in respect of any of such Loans (other than changes which affect taxes measured by or imposed on the overall net income of such Lender or of its Applicable Lending Office for any of such Loans by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office); or

         (ii) imposes or modifies any reserve, special deposit, insurance assessment or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender (including any of such Loans or any deposits referred to in the definitions of "CD Base Rate" or "Eurodollar Base Rate" in Section 1.01 hereof); or

        (iii) imposes any other condition affecting this Agreement (or any of such extensions of credit or liabilities).

Each Lender will notify the Company through the Administrative Agent of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this Section 6.01(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation, and (if so requested by the Company through the Administrative Agent) will designate a different Applicable Lending Office for the relevant Type of Fixed Rate Loans of such Lender if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of such Lender, be disadvantageous to such Lender (provided that such Lender shall have no obligation to so designate an Applicable Lending Office located in the United States of America). Each Lender will furnish the Company with a statement setting forth the basis and amount of each request by such Lender for compensation under this Section 6.01(a). If any Lender requests compensation from the Company under this Section 6.01(a), the Company may, by notice to such Lender through the Administrative Agent, suspend the obligation of such Lender to make additional Fixed Rate Loans of the relevant Type to the Company until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 6.04 hereof shall be applicable).

          (b) Without limiting the effect of the foregoing provisions of this Section 6.01, in the event that, by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on any Type of Fixed Rate Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes any Type of Fixed Rate Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if such Lender so elects by notice to the Company (with a copy to the Administrative Agent), the obligation of such Lender to make Fixed Rate Loans of the relevant Type hereunder shall be suspended until the date such Regulatory Change ceases to be in effect (in which case the provisions of Section 6.04 hereof shall be applicable).

          (c) Determinations and allocations by any Lender for purposes of this Section 6.01 of the effect of any Regulatory Change on its costs of maintaining its obligations to make Loans or of making or maintaining Loans or on amounts receivable by it in respect of Loans, and of the additional amounts required to compensate such Lender in respect of any Additional Costs, shall be conclusive absent manifest error, provided that such determinations and allocations are made on a reasonable basis.

          6.02 Limitation on Types of Loans. Anything herein to the contrary notwithstanding, if, with respect to any Fixed Rate
Loans:

          (a) the Administrative Agent determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definitions of "CD Base Rate" or "Eurodollar Base Rate" in Section 1.01 hereof, as the case may be, are not being provided for the relevant maturities for purposes of determining the rate of interest for such Loans for Interest Periods therefor as provided in this Agreement; or

          (b) the Majority Lenders determine (which determination shall be conclusive) and notify the Administrative Agent that the relevant rates of interest referred to in the definitions of "CD Base Rate" or "Eurodollar Base Rate" in Section 1.01 hereof, as the case may be, upon the basis of which the rates of interest for such Loans are to be determined do not accurately reflect the cost to such Lenders of making or maintaining such Loans for Interest Periods therefor;

then the Administrative Agent shall promptly notify the Company and each Lender thereof, and so long as such condition remains in effect, the Lenders shall be under no obligation to make Fixed Rate Loans of the relevant Type or to convert Base Rate Loans into Fixed Rate Loans of the relevant Type and the Company shall, on the last day(s) of the then current Interest Period(s) for the outstanding Fixed Rate Loans of the relevant Type, either prepay such Loans or convert such Loans into Base Rate Loans in accordance with Section
3.02 hereof.

          6.03 Illegality. Notwithstanding any other provision of this Agreement to the contrary, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to (a) honor its obligation to make Fixed Rate Loans of any Type hereunder, or (b) maintain Fixed Rate Loans of any Type hereunder, then such Lender shall promptly notify the Company thereof through the Administrative Agent and such Lender's obligation to make Fixed Rate Loans of such Type hereunder shall be suspended until such time as such Lender may again make and maintain Fixed Rate Loans of such Type (in which case the provisions of Section 6.04 hereof shall be applicable).

          6.04 Substitute Base Rate Loans. If the obligation of any Lender to make Fixed Rate Loans of any Type shall be suspended pursuant to Section 6.01, 6.02 or 6.03 hereof, all Loans which would otherwise be made by such Lender as Fixed Rate Loans of such Type shall be made instead as Base Rate Loans (and, if an event referred to in Section 6.01(b) or 6.03 hereof has occurred and such Lender so requests by notice to the Company with a copy to the Administrative Agent, each Fixed Rate Loan of such Lender then outstanding shall be automatically converted into a Base Rate Loan on the date specified by such Lender in such notice) and, to the extent that Fixed Rate Loans of such Type are so made as (or converted into) Base Rate Loans, all payments of principal which would otherwise be applied to such Fixed Rate Loans shall be applied instead to such Base Rate Loans.

          6.05 Compensation. The Company shall pay to the Administrative Agent for the account of each Lender, upon the request of such Lender through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense incurred by it as a result of:

          (a)  any payment, prepayment or conversion of a Fixed
     Rate Loan or a Set Rate Loan made by such Lender on a date other than the last day of an Interest Period for such Loan;
     or

          (b)  any failure by the Company to borrow a Fixed Rate
     Loan or a Set Rate Loan to be made by such Lender on the date for such borrowing specified in the relevant notice of borrowing under Section 5.05 or 3.03 hereof.

          6.06 Additional Costs in Respect of Letters of Credit. If as a result of any Regulatory Change there shall be imposed, modified or deemed applicable any tax, reserve, special deposit or similar requirement against or with respect to or measured by reference to Letters of Credit issued or to be issued hereunder or participations therein, and the result shall be to increase the cost to any Lender of issuing or maintaining any Letter of Credit or any participation therein, or reduce any amount receivable by any Lender hereunder in respect of any Letter of Credit (which increase in cost, or reduction in amount receivable, shall be the result of such Lender's reasonable allocation of the aggregate of such increases or reductions resulting from such event), then, upon demand by such Lender, the Company agrees to pay to such Lender, from time to time as specified by such Lender, such additional amounts as shall be sufficient to compensate such Lender for such increased costs or reductions in amount. A statement as to such increased costs or reductions in amount incurred by such Lender, submitted by such Lender to the Company, shall be conclusive as to the amount thereof absent manifest error, provided that the determination thereof is made on a reasonable basis.

          6.07 Capital Adequacy. If any Lender shall determine that the adoption or implementation of any applicable law, rule, regulation or treaty regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or its Applicable Lending Office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Lender or any Person controlling such Lender (a "Parent") as a consequence of its obligations hereunder to a level below that which such Lender (or its Parent) could have achieved but for such adoption, change or compliance (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time, within 15 days after demand by such Lender (with a copy to the Administrative Agent), the Company shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction. A statement of any Lender claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive absent manifest error, provided that the determination thereof is made on a reasonable basis. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

          6.08 Substitution of Lender. If (i) the obligation of any Lender to make Fixed Rate Loans has been suspended pursuant to
Section 6.01(b) or 6.03 or (ii) any Lender has demanded compensation under Section 6.01(a), 6.06 or 6.07, the Company shall have the right, with the assistance of the Administrative Agent, to seek a mutually satisfactory substitute lender or lenders (which may be one or more of the Lenders) to purchase the Working Capital Loan Note and assume the Working Capital Commitment of such Lender.


          Section 7.  Conditions Precedent.

          7.01 Initial Loans and Letters of Credit. The obligation of each Lender to make the initial Loans to be made by it hereunder is subject to the following conditions precedent, each of which shall have been fulfilled to the satisfaction of the Administrative Agent:

          (a) Corporate Action. The Administrative Agent shall have received certified copies of the certificate of incorporation and by-laws of the Company and of all corporate action taken by the Company authorizing the execution, delivery and performance of this Agreement and the Notes (including, without limitation, a certificate of the Company setting forth the resolutions of its Board of Directors authorizing the transactions contemplated thereby).

          (b) Incumbency. The Company shall have delivered to the Administrative Agent a certificate in respect of the name and signature of each of the officers or other employees of the Company (i) who is authorized to sign on its behalf of this Agreement and the Notes and (ii) who will, until replaced by another officer or officers duly authorized for that purpose, act as its representative for the purposes of signing documents and giving notices and other communications in connection with this Agreement and the Notes. The Administrative Agent and each Lender may conclusively rely on such certificates until it receives notice in writing from the Company to the contrary.

          (c) Notes. The Administrative Agent shall have received Working Capital Notes and Money Market Notes for each Lender, duly completed and executed.

          (d) Fees and Expenses. The Company shall have paid to the Administrative Agent, for its account and for the account of the Lenders, the fees required by Section 2.04 to be paid on the Closing Date and shall have in addition paid to the Administrative Agent all amounts payable under Section 12.03 hereof or otherwise on or before the Closing Date.

          (e)  Opinion of Counsel to the Company.  The
     Administrative Agent shall have received an opinion of Jones, Day, Reavis & Pogue, special New York and Delaware corporate counsel to the Company, substantially in the form of Exhibit F hereto covering such other matters relating to the transactions contemplated hereby as the Majority Lenders may reasonably request.

          (f)  Opinions of Special Counsel to the Administrative
     Agent. The Administrative Agent shall have received an opinion of Davis Polk & Wardwell, substantially in the form of Exhibit G hereto.

          (g) Officer's Certificate. The Administrative Agent shall have received a certificate signed by the chief financial officer of the Company to the effect that (i) no Default shall have occurred and be continuing and (ii) each of the representations and warranties made by the Company or any Subsidiary in or pursuant to the Basic Documents are true and correct in all material respects on and as of the Closing Date.

          (h) Counterparts. The Administrative Agent shall have received counterparts of each of this Agreement executed and delivered by or on behalf of each of the parties thereto (or, in the case of any Lender as to which the Administrative Agent shall not have received such a counterpart, the Administrative Agent shall have received evidence satisfactory to it of the execution and delivery by such Lender of a counterpart hereof).

          (i) Existing Credit Agreement. The Administrative Agent shall have received evidence that, after giving effect to the application of the proceeds of the initial Loans to be made hereunder, (i) all amounts outstanding under the Existing
     Credit Agreement have been paid in full, (ii) all commitments thereunder have been terminated, (iii) all notes and letters of credit (other than the Existing Letters of Credit) issued pursuant thereto, and all guarantees thereof, have been cancelled and (iv) all Liens relating thereto have been released.

          (j) Other Documents. The Administrative Agent shall have received such other documents relating to the transactions contemplated hereby as the Administrative Agent may reasonably request.

          7.02 Initial and Subsequent Loans and Letters of Credit. The obligation of each Lender to make any Loan to be made by it hereunder, or to issue any Letter of Credit (including the deemed issuance of the initial Letters of Credit pursuant to the second sentence of Section 2.02(a)) is subject to the conditions precedent that, as of the date of such Loan or such issuance, and before and after giving effect thereto: (a) no Default shall have occurred and be continuing; and (b) the representations and warranties made by the Company in this Agreement shall be true on and as of the date of the making of such Loan or such issuance, with the same force and effect as if made on and as of such date (except that any representation or warranty which is stated to have been made only as of a specific date shall speak only as of such date). Each notice of borrowing by the Company hereunder, request for issuance of a Letter of Credit or Money Market Quote Request shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice or request and, unless the Company otherwise notifies the Administrative Agent prior to the date of such borrowing or issuance, as of the date of such borrowing or issuance).

          Section 8. Representations and Warranties. The Company represents and warrants to the Lenders and the Administrative Agent as follows:

          8.01  Corporate Existence.  Each of the Company and its
Subsidiaries: (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation; (b) has all requisite corporate power, and has all governmental licenses, authorizations, consents and approvals necessary to own its assets and carry on its business as now being or as proposed to be conducted, except in the case of such licenses, authorizations, consents and approvals, where the failure to obtain them would not have a material adverse effect on the condition (financial or otherwise), assets, nature of assets, liabilities (including without limitation, tax, ERISA and environmental liabilities) or prospects of the Company and its Subsidiaries taken as a whole; and (c) is qualified to do business in all jurisdictions in which the nature of the business conducted by it makes such qualification necessary and where failure so to qualify would have a material adverse effect on the condition, (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company and its Subsidiaries taken as a whole.

          8.02 Information. (a) The Information Memorandum did not as of the date thereof and will not as of the Closing Date contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading; provided that although the management of the Company believes that the projections presented therein are reasonable, the Company makes no representation as to their attainability.

          (b)  Without limiting the generality of paragraph (a):

          (i) The audited consolidated and consolidating balance sheet of the Company and its Subsidiaries as of December 31, 1993 and the audited consolidated statements of income, changes in stockholders' equity and cash flow for the fiscal year ended December 31, 1993 (collectively, the "Financial Statements"), have been prepared in accordance with generally accepted accounting principles consistently applied. The Financial Statements fairly present the financial position of the Company and its Subsidiaries as of December 31, 1993 and the results of their operations and their cash flows for the fiscal year ended December 31, 1993, in conformity with generally accepted accounting principles.

         (ii) The Company and its Subsidiaries did not on the date of the balance sheet referred to in clause (i) above, and will not on the Closing Date, have any material contingent liabilities, material liabilities for taxes, unusual and material forward or long-term commitments or material unrealized or anticipated losses from any unfavorable commitments, except as referred to or reflected or provided for in said balance sheet (including the footnotes thereto).

          (c) The Company has disclosed to the Lenders in writing any and all facts (other than general economic and industry conditions) which materially and adversely affect or may affect (to the extent it can reasonably foresee) the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company and its Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations under each Basic Document.

          (d) Since December 31, 1993 there has been no material adverse change in the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company or in the ability of the Company to perform its obligations under each Basic Document.

          8.03 Litigation. There are no legal or arbitral proceedings or any proceedings by or before any governmental or regulatory authority or agency, now pending or, to the knowledge of the Company, threatened against or affecting the Company or any of its Subsidiaries in which there is a reasonable possibility of an adverse decision which could have a material adverse effect on the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company and its Subsidiaries, taken as a whole, or on the ability of the Company to perform its obligations under each Basic Document.

          8.04 No Breach. None of the execution and delivery of the Basic Documents, the consummation of the transactions therein contemplated or compliance with the terms and provisions thereof will conflict with or result in a breach of, or require any consent under, the certificate of incorporation or by-laws of the Company or any of its Subsidiaries, or any applicable law or regulation, or any order, writ, injunction or decree of any court or governmental authority or agency, or any Basic Document or other material agreement or instrument to which the Company or any of its Subsidiaries is a party or by which it is bound or to which it is subject, or constitute a default under any such agreement or instrument, or (except for the Liens created pursuant to, or permitted by, this Agreement) result in the creation or imposition of any Lien upon any of the revenues or assets of the Company or any of its Subsidiaries pursuant to the terms of any such agreement or instrument.

          8.05 Corporate Action. The Company has all necessary corporate power and authority to execute, deliver and perform its obligations under this Agreement and the Notes; the execution, delivery and performance by the Company of this Agreement and the Notes have been duly authorized by all necessary corporate action; and this Agreement has been duly and validly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company and, on the Closing Date, each of the Notes will constitute its legal, valid and binding obligation, in each case enforceable in accordance with its terms, except as the enforceability thereof may be limited by bankruptcy, insolvency, reorganization or moratorium or other similar laws relating to the enforcement of creditors' rights generally and by general equitable principles.

          8.06 Approvals. The Company has obtained all authorizations, approvals and consents of, and has made all filings and registrations with, any governmental or regulatory authority or agency necessary for the execution, delivery or performance by it of this Agreement and the Notes, or for the validity or enforceability thereof.

          8.07 Regulations U and X. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U or X of the Board of Governors of the Federal Reserve System) and no part of the proceeds of any Loan hereunder will be used to purchase or carry any such margin stock.

          8.08 ERISA. The Company and each member of the Controlled Group have fulfilled their obligations under the minimum funding standards of ERISA and the Code with respect to each Plan and are in compliance in all material respects with the presently applicable provisions of ERISA and the Code, and have not incurred any liability to the PBGC or a Plan under Title IV of ERISA (other than to make contributions or premium payments in the ordinary course).

          8.09 Taxes. Each of the Company and its Subsidiaries has filed all United States Federal income tax returns and all other material tax returns which are required to be filed by it and has paid all taxes due pursuant to such returns or pursuant to any assessment received by it, except to the extent the same may be contested as permitted by Section 9.02 hereof. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of taxes and other governmental charges are, in the opinion of the Company, adequate.

          8.10 Subsidiaries. Schedule I hereto is a complete and correct list, as of the Closing Date, of all Subsidiaries of the Company. The Company owns, free and clear of Liens, all outstanding shares of its Subsidiaries and all such shares are validly issued, fully paid and non-assessable and the Company (or the respective Subsidiary of the Company) also owns, free and clear of Liens, all such Investments.

          8.11 Investment Company Act. Neither the Company nor any of its Subsidiaries is an investment company within the meaning of the Investment Company Act of 1940, as amended, or, directly or indirectly, controlled by or acting on behalf of any Person which is an investment company, within the meaning of said Act.

          8.12 Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

          8.13 Ownership and Use of Properties. Each of the Company and its Subsidiaries will have on the Closing Date and at all times thereafter, legal title or ownership of, or the right to use pursuant to enforceable and valid agreements or arrangements, all tangible property, both real and personal and all franchises, licenses, copyrights, patents and know-how which is material to the operation of its business as proposed to be conducted.

          8.14 Environmental Matters. The Company and each of its Subsidiaries have obtained all permits, certificates, licenses, approvals, registrations and other authorizations which are required under all applicable Environmental Laws, except to the extent failure to have any such permit, certificate, license, approval, registration or authorization would not result in a material adverse change in the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, environmental liabilities) or prospects of the Company and its Subsidiaries taken as a whole. The Company and each of its Subsidiaries are in compliance with the terms and conditions of all such permits, certificates, licenses, approvals, registrations and authorizations, and are also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in any applicable Environmental Law or in any notice or demand letter from any regulatory authority issued, entered, promulgated or approved thereunder, other than any notices or demand letters which the Company or such Subsidiary is contesting in good faith, except to the extent failure to comply would not result in a material adverse change in the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, environmental liabilities) or prospects of the Company and its Subsidiaries, taken as a whole. The Company and each of its Subsidiaries is and has been conducting its business so as to comply in all respects with applicable Environmental Laws, except to the extent any such failure to so comply would not result in a material adverse change in the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, environmental liabilities), or prospects of the Company and its Subsidiaries, taken as a whole.

          8.15 Subordinated Debt. So long as either Note Indenture is in effect, (1) all Loans outstanding hereunder and all Reimbursement Obligations with respect to Letters of Credit then outstanding hereunder constitute "Senior Debt" as defined in such
Note Indenture and (2) the Company is permitted, pursuant to the terms of such Note Indenture, to make such borrowing or to incur the Reimbursement Obligation that might arise with respect to such Letter of Credit.

           8.16. Existing Letters of Credit. Schedule II hereto identifies each Existing Letter of Credit outstanding as of the date hereof and as of the Closing Date.


          Section 9. Covenants. The Company agrees that, so long as any of the Working Capital Commitments are in effect and until payment in full of all Loans hereunder, the termination of all Letters of Credit and payment in full of all Letter of Credit Liabilities, all interest thereon and all other amounts payable hereunder, unless the Majority Lenders shall agree otherwise as contemplated by Section 12.05 hereof:

          9.01  Reports.  The Company shall deliver to each of the
Lenders:

          (a) as soon as available and in any event within 90 days after the end of each fiscal year of the Company, consolidated statements of income, retained earnings and cash flow of the Company and its Subsidiaries for such year and the related consolidated balance sheet as at the end of such year, setting forth in each case in comparative form the corresponding figures for the preceding fiscal year, and accompanied, in the case of said consolidated financial statements, by an opinion thereon of Arthur Andersen & Co. or other independent certified public accountants of recognized national standing, which opinion shall state that said consolidated financial statements fairly present the consolidated financial condition and results of operations of the Company and its Subsidiaries as at the end of, and for, such fiscal year and stating that, in making the examination necessary for their above-described opinion (but without any special or additional procedures for that purpose), they obtained no knowledge, except as specifically stated, of any Default;

          (b) as soon as available and in any event within 45 days after the end of each fiscal quarter of the Company, consolidated statements of income and cash flow of the Company and its Subsidiaries and other reports, at the reasonable request of the Administrative Agent or any Lender, in each case in a form satisfactory to the Administrative Agent, for such fiscal quarter and for the portion of the fiscal year ended at the end of such fiscal quarter, and the related consolidated balance sheet as at the end of such fiscal quarter, accompanied, in each case, by a certificate of the chief financial officer or corporate controller of the Company, which certificate shall state that said consolidated financial statements fairly present the consolidated financial condition and results of operations of the Company in accordance with GAAP (except for abbreviated footnotes of the type required by the Securities and Exchange Commission to be included in quarterly reports on Form 10-Q), consistently applied, as at the end of, and for, such period (subject to normal year-end audit adjustments);

          (c) prior to the beginning of each fiscal year of the Company, a copy of the consolidated operating budget, including, without limitation, projection of the anticipated cash flow, of the Company and its Subsidiaries, such budget to be accompanied by a certificate of the chief financial officer or corporate controller of the Company specifying the assumptions on which such budget was prepared, stating that such officer has no reason to question the reasonableness of any material assumptions on which such budget was prepared and providing such other details as the Administrative Agent may reasonably request;

          (d) promptly upon the mailing thereof to the shareholders of the Company generally, copies of all financial statements, reports and proxy statements so mailed;

          (e) promptly upon the filing thereof, copies of all registration statements (other than any registration statements on Form S-8 or its equivalent) and any reports which the Company shall have filed with the Securities and Exchange Commission;

          (f) if and when the Company or any member of the Controlled Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC, (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA, a copy of such notice; or (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate or appoint a trustee to administer the Plan, a copy of such notice;

          (g) promptly following the delivery thereof to the Company or to the Board of Directors or management of the Company, a copy of any management letter or written report by independent public accountants with respect to the financial condition, operations, business or prospects of the Company;

          (h) promptly after management of the Company knows that any Default has occurred and is continuing, a notice of such Default, describing the same in reasonable detail; and

          (i) from time to time such other information regarding the financial condition, operations, prospects or business of the Company as the Administrative Agent or any Lender through the Administrative Agent may reasonably request.

The Company will furnish to each Lender, at the time it furnishes each set of financial statements pursuant to paragraph (a) or (b) above, a certificate of its chief executive officer, chief financial officer or corporate controller (i) to the effect that, to the best of his knowledge after due inquiry, no Default has occurred and is continuing (or, if any Default has occurred and is continuing, describing the same in reasonable detail) and (ii) setting forth in reasonable detail the computations necessary to determine whether it was in compliance with Sections 9.08 to 9.16 inclusive, hereof as of the end of the respective fiscal quarter or fiscal year.

          9.02 Taxes and Claims. The Company will pay and discharge, and will cause each of its Subsidiaries to pay and discharge, all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any property belonging to it, prior to the date on which penalties attach thereto, and all lawful claims which, if unpaid, might become a Lien upon the property of the Company or such Subsidiary, provided that neither the Company nor such Subsidiary shall be required to pay any such tax, assessment, charge, levy or claim the payment of which is being contested in good faith and by proper proceedings if it maintains adequate reserves with respect thereto.

          9.03 Insurance. The Company will maintain, and will cause each of its Subsidiaries to maintain:

          (1) Physical damage insurance on all tangible real and personal property and improvements of the Company and its Subsidiaries on an all risks basis, covering the repair and replacement cost of all such property and consequential loss coverage for business interruption and extra expense, covering such risks, in an amount in no event less than the greater of (x) the aggregate amount of the Working Capital Commitments and (y) the amounts necessary to avoid the insured named therein from becoming a co-insurer of any loss under such policy.

          (2) Comprehensive general liability insurance in at least such amounts and against at least such risks as are usually insured against by companies of established repute engaged in the same or similar business, owning similar properties, and located in the same general areas as the Company and its Subsidiaries.

          (3) Such other insurance in such amounts and against such risks as is usually carried by companies of established repute engaged in the same or similar business, owning similar properties, and located in the same general areas as the Company and its Subsidiaries.

          All such insurance shall be written by financially responsible companies of established repute selected by the Company that customarily write insurance for the risks covered thereby in the amounts contemplated thereby.

          On the Closing Date the Company will deliver to the Administrative Agent certificates of insurance satisfactory to the Administrative Agent evidencing the existence of all insurance required to be maintained by the Company hereunder and showing the termination or expiry date of such insurance.

          9.04 Maintenance of Existence; Conduct of Business. The Company will preserve and maintain, and will cause each of its Subsidiaries to preserve and maintain, its corporate existence and all of its rights, privileges and franchises necessary or desirable in the normal conduct of its business, and will conduct its business in a regular manner; provided that nothing herein shall prevent the merger and dissolution of any Subsidiary of the Company into the Company so long as the Company is the surviving corporation or the sale of a Subsidiary as permitted under Section 9.13.

          9.05 Maintenance of and Access to Properties. The Company will keep, and will cause each of its Subsidiaries to keep, all of its properties necessary in its business in good working order and condition (having regard to the condition of such properties at the time such properties were acquired by the Company or such Subsidiary), ordinary wear and tear excepted, and will permit representatives of the Lenders to inspect such properties and, upon reasonable notice and at reasonable times, to examine and make extracts and copies from the books and records of the Company and any such Subsidiary.

          9.06 Compliance with Applicable Laws. The Company will comply, and will cause each of its Subsidiaries to comply, with the requirements of all applicable laws, rules, regulations and orders of any governmental body or regulatory authority (including, without limitation, all Environmental Laws), a breach of which would have a material adverse effect on the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company and its Subsidiaries, taken as a whole, except where contested in good faith and by proper proceedings.

          9.07 Litigation. The Company will promptly give to the Administrative Agent (which shall promptly notify each Lender) notice in writing of (i) all judgments against it or any of its Subsidiaries which individually exceed $1,000,000 or in the aggregate exceed $5,000,000 and (ii) all litigation and of all proceedings of which it is aware before any courts, arbitrators or governmental or regulatory agencies affecting the Company or any of its Subsidiaries except litigation or proceedings which, if adversely determined, would not in the reasonable opinion of the Company materially and adversely affect the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company and its Subsidiaries, taken as a whole.

          9.08 Current Ratio. The Company will not permit the ratio of (i) consolidated current assets of the Company and its Subsidiaries to (ii) consolidated current liabilities of the Company and its Subsidiaries at any time to be less than 1.25 to
1.0. For purposes of this Section 9.08, the terms "consolidated current assets" and "consolidated current liabilities" shall have the respective meanings assigned to them by GAAP, provided that there shall be excluded from consolidated current assets all cash and cash equivalents and all prepaid expenses and that there shall be excluded from consolidated current liabilities the currently maturing portion of all long-term Indebtedness of the Company and its Subsidiaries and accrued interest expense.

          9.09 Indebtedness. The Company will not, and will not permit any of its Subsidiaries to, create, incur or suffer to exist any Indebtedness except: (i) Indebtedness to the Lenders hereunder; (ii) Subordinated Indebtedness; (iii) the Gallman
Indebtedness; and (iv) other Indebtedness in an aggregate amount at any time outstanding not to exceed $20,000,000.

          9.10 Leverage Ratio. The Company will not permit the ratio, calculated as at the end of each fiscal quarter for the four fiscal quarters then ended, of (i) the principal amount of Funded Indebtedness of the Company and its Subsidiaries at such date to
(ii) Cash Flow for such period to exceed 3.50 to 1.0.

          9.11 Interest Coverage Ratio. The Company will not permit the ratio, calculated as at the end of each fiscal quarter for the four fiscal quarters then ended, of Cash Flow for such period to Interest Expense for such period to be less than 2.50 to 1.0.

          9.12 Fixed Charges Coverage Ratio. The Company will not permit the ratio, calculated as at the end of each fiscal quarter for the four fiscal quarters then ended, of (i) Adjusted Cash Flow for such period minus Adjusted Capital Expenditures for such period to (ii) Regular Debt Service for such period plus the aggregate amount of Restricted Payments made during such period to be less than 1.10 to 1.0. For purposes of computation of the ratio, Adjusted Cash Flow shall be increased by the lesser of (x) $20,000,000 and (y) the amount by which the Working Capital Commitments on such date exceed the aggregate amount of all Working Capital Obligations on such date.

          9.13  Mergers, Asset Dispositions and Acquisitions, Etc.
(a) The Company will not, and will not permit any of its Subsidia-ries to, sell, lease, assign, transfer or otherwise dispose of any assets, or acquire assets from any Person, except:

          (i) dispositions and acquisitions of inventory in the ordinary course of business;

         (ii) dispositions of worn out or obsolete tools or equipment no longer used or useful in the business of the Company and its Subsidiaries, provided that all assets disposed of pursuant to this clause (ii) and clause (v) below from and after the Closing Date shall not, after giving effect to any such disposition, have an aggregate fair market value in excess of $20,000,000;

        (iii)  expenditures in respect of fixed or capital assets;

         (iv)  acquisitions of Investments permitted under Section
     9.15 hereof;

          (v) dispositions of bonds issued in connection with the Gallman Indebtedness;

         (vi) other dispositions of assets which, together with all assets disposed of pursuant to clause (ii) above from and after the Closing Date have, after giving effect to any such disposition, an aggregate fair market value not exceeding $20,000,000;

        (vii) Permitted Dispositions not otherwise permitted pursuant to clauses (i), (ii), (v) and (vi) of this Section
     9.13;

       (viii) sales of accounts receivable; provided that the aggregate outstanding balance of accounts receivable sold by the Company and its Subsidiaries to third parties will at no time exceed $75,000,000; and

         (ix)  Permitted Acquisitions.

          For purposes of this Section 9.13, (A) a "Permitted Disposition" shall mean the disposition of assets (other than a disposition primarily of accounts receivable) for consideration (at least 75% of which must be in cash) equal to the fair market value of the assets being disposed of as determined in good faith by (i) in the case of a disposition of any asset or group of assets having an aggregate fair market value of less than or equal to $10,000,000 an executive officer of the Company or (ii) in the case of a disposition of any asset or group of assets having an aggregate fair market value in excess of $10,000,000, by the board of directors of the Company, provided that (x) prior to the entering into of any such transaction (i) the Lenders shall have received financial statements, business plans, projections and other information relating to the assets, business and liabilities of the Company and its Subsidiaries remaining after consummation of such transaction, all of which shall be satisfactory in form and substance to the Majority Lenders and which shall demonstrate to the Majority Lenders that the cash flow to be generated by such remaining assets and businesses will be sufficient to permit the Company and its Subsidiaries to pay all of their respective obligations as they mature and (ii) the Lenders shall have reviewed the covenants contained in the Basic Documents and such covenants shall have been amended as requested by the Majority Lenders and deemed appropriate by the Majority Lenders for the assets, business and liabilities of the Company and its Subsidiaries remaining after consummation of such transaction, (y) the Net Cash Proceeds of such conveyance, sale, lease, assignment, transfer or other disposition, as the case may be, are applied in accordance with Section 3.02(b)(2), and (z) no Default or Event of Default has occurred and is continuing or would result therefrom and (B) a "Permitted Acquisition" shall mean any acquisition of any asset or Investment by the Company or any Subsidiary (including any such acquisition by way of merger); provided that (x) after giving pro forma effect to such acquisition, the Company would have been in compliance with Sections 9.08, 9.10, 9.11 and 9.12 hereof during the four fiscal quarters most recently ended prior to the date of such acquisition (calculated on the assumption that such acquisition occurred at the beginning of such four fiscal quarter period) and (y) no Default or Event of Default has occurred and is continuing or would result therefrom.

          (b) The Company will not, nor will it permit any of its Subsidiaries to, consolidate or merge with or into any other Person; provided that (i) the Company or any Subsidiary may merge with another Person if (x) such Person is organized under the laws of the United States of America or one of its states, (y) the Company or any of its Subsidiaries (except that the Company shall be the remaining corporation upon a merger of a Subsidiary of the Company with the Company) is the corporation surviving such merger and (z) immediately after giving effect to such merger, no Default shall have occurred and be continuing and (ii) any Subsidiary of the Company may merge with any other Person in connection with a disposition of such Subsidiary not prohibited by Section 9.13(a).

          9.14 Liens. The Company will not, and will not permit any of its Subsidiaries to, create or suffer to exist any Lien upon any property or assets, now owned or hereafter acquired, securing any Indebtedness or other obligation, except: (i) Liens securing the Gallman Indebtedness in accordance with the definition thereof;
(ii) Liens existing on other assets at the date of acquisition thereof or which attach to such assets concurrently with or within 90 days after the acquisition thereof, securing Indebtedness incurred to finance the acquisition thereof in an aggregate amount at any time outstanding not exceeding $20,000,000; and (iii) other Liens arising in the ordinary course of the business of the Company or such Subsidiary which are not incurred in connection with the borrowing of money or the obtaining of advances or credit and which do not materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business.

          9.15 Investments. The Company will not, and will not permit any of its Subsidiaries to, make or permit to remain outstanding any advances, loans or other extensions of credit or capital contributions (other than prepaid expenses in the ordinary course of business) to (by means of transfers of property or assets or otherwise), or purchase or own any stocks, bonds, notes, debentures or other securities of, any Person (all such transactions being herein called "Investments"), except: (i) operating deposit accounts; (ii) Liquid Investments; (iii) subject to Section 9.17 hereof, Investments in accounts and chattel paper (as defined in the Uniform Commercial Code), and notes receivable acquired in the ordinary course of business as presently conducted;
(iv) Investments existing on the Closing Date in Wholly-Owned Subsidiaries and in Systronics, Inc. and Great River Oil & Gas Corporation, and (v) Investments that constitute Permitted Acquisitions.

          9.16 Restricted Payments. The Company will not, and will not permit any of its Subsidiaries to, declare or make any Restricted Payment, except that the Company may (i) purchase shares of Restricted Stock (as defined in the Incentive Equity Plan) from employees of the Company or its Subsidiaries upon termination of such employees' employment, in accordance with the Incentive Equity Plan in amounts not to exceed $1,000,000 during any fiscal year and $5,000,000 in the aggregate during the term of this Agreement and
(ii) on and after January 1, 1995, make Restricted Payments in addition to the Restricted Payments permitted to be made pursuant to clause (i) above if (a) no Default shall have occurred and be continuing and (b) after giving effect to any such payment, the cumulative amount of all payments made in reliance on this clause
(ii) or clause (b)(ii) of Section 9.18 does not exceed 50% of Cumulative Net Income on the date of such payment.

          "Cumulative Net Income" shall mean, on any date, the cumulative amount of the annual net income, if any (less the cumulative amount of the annual net loss, if any) of the Company and its Subsidiaries, determined on a consolidated basis, for each fiscal year of the Company from (and including) the fiscal year ending on December 31, 1994 to (and including) the fiscal year of the Company most recently ended prior to such date.
          9.17 Transactions with Affiliates. Except as expressly permitted by this Agreement, the Company will not, and will not permit any of its Subsidiaries to, directly or indirectly:
(i) except to the extent not prohibited by Section 9.15, make any Investment in an Affiliate of the Company; (ii) transfer, sell, lease, assign or otherwise dispose of any assets to an Affiliate of the Company; (iii) merge into or consolidate with or purchase or acquire assets from an Affiliate of the Company; or (iv) enter into any other transaction directly or indirectly with or for the benefit of an Affiliate of the Company (including, without limitation, guarantees and assumptions of obligations of an Affiliate of the Company); provided that (a) any Affiliate of the Company who is an individual may serve as a director, officer or employee of the Company and receive reasonable compensation or indemnification in connection with his or her services in such capacity; (b) the Company or a Subsidiary of the Company may enter into any transaction with an Affiliate of the Company providing for the leasing of property, the rendering or receipt of services or the purchase or sale of inventory and other assets in the ordinary course of business if the monetary or business consideration arising therefrom would be substantially as advantageous to the Company or such Subsidiary as the monetary or business consideration which would be obtained in a comparable arm's length transaction with a Person not an Affiliate of the Company; and (c) the Company may pay commissions to Georgia Gulf Export Corporation on sales of qualified "Export Property" (as defined in Section 927 of the Code) in accordance with Section 925 of the Code and the rules and regulations thereunder.

          9.18 Subordinated Indebtedness. The Company shall not, and shall not permit any of its Subsidiaries to, purchase, redeem, retire or otherwise acquire for value, deposit any monies with any Person with respect to, or make any voluntary payment or prepayment of the principal of or interest on, or any other amount owing in respect of, any Subordinated Indebtedness (other than regularly scheduled payments of interest in respect thereof required pursuant to the instruments evidencing such Subordinated Indebtedness), unless (a) no Default shall have occurred and be continuing and (b)
(i) the source of the monies used by the Company in taking any such action or making any such payment consists solely of any combination of the Net Cash Proceeds of equity securities of the Company or of Permitted Refunding Subordinated Indebtedness or, if the Net Cash Proceeds of Permitted Refunding Subordinated Indebtedness have been applied to prepay Loans, of Loans, or (ii) after giving effect to any such purchase, redemption, retirement, acquisition, deposit or payment, the cumulative amount of all amounts paid by the Company in reliance on this clause (b)(ii) or clause (ii) of Section 9.16 does not exceed 50% of Cumulative Net Income on the date of such purchase, redemption, retirement, acquisition, deposit or payment; provided that the Company may not rely on this clause (b)(ii) prior to January 1, 1995. The Company will not request or consent to any modification, supplement or waiver of any of the provisions of any instrument or document evidencing or governing any Subordinated Indebtedness without the prior written consent of the Administrative Agent (with the approval of the Majority Lenders).

          9.19 Lines of Businesses. Neither the Company nor any of its Subsidiaries shall engage to any substantial extent in any line or lines of business activity other than present or related product lines.

          9.20 Environmental Matters. The Company will promptly give to the Lenders notice in writing of any complaint, order, citation, notice or other written communication from any Person with respect to, or if the Company becomes aware after due inquiry of, (i) the existence or alleged existence of a violation of any applicable Environmental Law or legal liability resulting from any air emission, water discharge, noise emission, asbestos, Hazardous Substance or any other environmental, health or safety matter at, upon, under or within any property now or previously owned, leased, operated or used by the Company or any of its Subsidiaries or any part thereof, or due to the operations or activities of the Company, any Subsidiary or any other Person on or in connection with such property or any part thereof (including receipt by the Company or any Subsidiary of any notice of the happening of any event involving the Release or cleanup of any Hazardous Substance),
(ii) any Release on such property or any part thereof in a quantity that is reportable under any applicable Environmental Law, (iii) the commencement of any cleanup pursuant to or in accordance with any applicable Environmental Law of any Hazardous Substances on or about such property or any part thereof and (iv) any pending or threatened proceeding for the termination, suspension or non-renewal of any permit required under any applicable Environmental Law, in each of cases (i), (ii), (iii) and (iv), (x) which could have a reasonable possibility of resulting in liability or expenses in excess of $5,000,000 or (y) which individually or in the aggregate could have a material adverse effect on the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, environmental liabilities) or prospects, taken as a whole, of the Company and its Subsidiaries.


          Section 10.  Defaults.

          10.01 Events of Default. If one or more of the following events (herein called "Events of Default") shall occur and be continuing:

          (a) default in the payment of (i) any principal of any Loan when due, (ii) any interest on any Loan within one
     Business Day of the due date thereof or (iii) any other amount payable hereunder within three Business Days after the due date thereof; or

          (b) the Company or any of its Subsidiaries shall default in the payment when due of any principal of or interest on any Indebtedness having an outstanding principal amount of at least $2,000,000 (other than the Loans); or any event or condition shall occur which results in the acceleration of the maturity of any such Indebtedness or enables the holder of any such Indebtedness or any Person acting on such holder's behalf to accelerate the maturity thereof; or

          (c) any representation or warranty made or deemed made by the Company in any Basic Document, or in any certificate furnished to any Lender or the Administrative Agent pursuant to the provisions of any Basic Document, shall prove to have been false or misleading in any material respect as of the time made or furnished; or

          (d) (i) the Company shall default in the performance of any of its obligations in Section 9.03 or Sections 9.08 through 9.19 hereof; or (ii) the Company shall default in the performance of any of its other obligations in any Basic Document, and such default described in this subclause (ii) shall continue unremedied for a period of 30 days after notice thereof to the Company by the Administrative Agent or the Majority Lenders (through the Administrative Agent); or

          (e) the Company or any of its Subsidiaries shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due; or

          (f)  the Company or any of its Subsidiaries shall
     (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property,
     (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, or
     (vi) take any corporate or partnership action for the purpose of effecting any of the foregoing; or

          (g) a proceeding or case shall be commenced, without the application or consent of the Company or any of its Subsidiaries in any court of competent jurisdiction, seeking
     (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts,
     (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such Person or of all or any substantial part of its assets, or (iii) similar relief in respect of such Person under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 days; or an order for relief against such Person shall be entered in an involuntary case under the Bankruptcy Code; or

          (h) a final judgment or judgments for the payment of money shall be rendered by a court or courts against the Company or any of its Subsidiaries in excess of $4,000,000 in the aggregate, and (i) the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within 30 days from the date of entry thereof, or (ii) the Company or such Subsidiary shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal, or (iii) such judgment or judgments shall not be discharged (or provisions shall not be made for such discharge) within 30 days after a decision has been reached with respect to such appeal and the related stay has been lifted; or

          (i) the Company or any member of the Controlled Group shall fail to pay when due an amount or amounts aggregating in excess of $2,000,000 which it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; or notice of intent to terminate a Plan or Plans having aggregate Unfunded Liabilities in excess of $2,000,000 shall be filed under Title IV of ERISA by the Company or any member of the Controlled Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans against the Company or any member of the Controlled Group to enforce
     Section 515 or 4219(c)(5) of ERISA; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated; or

          (j) (i) as a result of one or more transactions after the date of this Agreement, any "person" or "group" of persons shall have "beneficial ownership" (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations thereunder) of 30% or more of the outstanding common stock of the Company; (ii) without limiting the generality of the foregoing, during any period of 12 consecutive months, commencing after the date of this Agreement, individuals who at the beginning of such 12-month period were directors of the Company shall cease for any reason to constitute a majority of the board of directors of the Company, provided that the relationships among the respective shareholders of the Company on the Closing Date shall not be deemed to constitute all or any combination of them as a "group" for purposes of clause
     (j)(i); or (iii) a "Change of Control" (as defined in any Note Indenture pursuant to which Subordinated Indebtedness is outstanding) shall be deemed to have occurred.

THEREUPON: the Administrative Agent may (and, if directed by the Majority Lenders, shall) (a) declare the Working Capital Commitments terminated (whereupon the Working Capital Commitments shall be terminated) and/or (b) terminate any Letter of Credit providing for such termination by sending a notice of termination as provided therein and/or (c) declare the principal amount then outstanding of and the accrued interest on the Loans and Reimbursement Obligations and commitment fees and all other amounts payable hereunder and under the Notes to be forthwith due and payable, whereupon such amounts shall be and become immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company; provided that in the case of the occurrence of an Event of Default with respect to the Company referred to in clause
(f) or (g) of this Section 10.01, the Working Capital Commitments shall be automatically terminated and the principal amount then outstanding of and the accrued interest on the Loans and Reimbursement Obligations and commitment fees and all other amounts payable hereunder and under the Notes shall be and become automatically and immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.

         10.02 Collateral Account. The Company hereby agrees, in addition to the provisions of Section 10.01 hereof, that upon the occurrence and during the continuance of any Event of Default, it shall, if requested by the Administrative Agent or the Majority Lenders, pay (and, in the case of any Event of Default with respect to the Company referred to in clause (f) or (g) of Section 10.01 hereof, forthwith, without any demand or the taking of any other action by the Lenders, it shall automatically be obligated to pay) to the Administrative Agent an amount in immediately available funds equal to the then aggregate amount available for drawings under all Letters of Credit issued for the account of the Company, which funds shall be held by the Administrative Agent in a collateral account established by the Company, and in which the Company grants the Administrative Agent (on behalf of the Lenders and the issuers of such Letters of Credit) a continuing security interest, for such purpose, and be subject to investment (and, to the extent practicable, be invested) only in Liquid Investments, as the Administrative Agent may direct, and to withdrawal only to make or reimburse payments under such Letters of Credit.


          Section 11.  The Administrative Agent.

          11.01 Appointment, Powers and Immunities. Each Lender hereby irrevocably appoints and authorizes the Administrative Agent to act as its agent hereunder and under the Letters of Credit and the other Basic Documents with such powers as are specifically delegated to the Administrative Agent by the terms hereof and thereof, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this Section 11 shall include reference to its affiliates and its own and its respective affiliates' officers, directors, employees and agents, and to Chase acting in its individual capacity hereunder as issuer of Participation Letters of Credit):
(a) shall have no duties or responsibilities except those expressly set forth in this Agreement, the Letters of Credit and the other Basic Documents, and shall not by reason of this Agreement, the Letters of Credit or any other Basic Document be a trustee for any Lender; (b) shall not be responsible to the Lenders for any recitals, statements, representations or warranties contained in this Agreement, the Letters of Credit or any other Basic Document, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement, the Letters of Credit or any other Basic Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, the Letters of Credit or any other Basic Document or any other document referred to or provided for herein or therein or for any failure by any Relevant Party or any other Person to perform any of its obligations hereunder or thereunder; (c) shall not be required to initiate or conduct any litigation or collection proceedings hereunder or under any other Basic Document except to the extent requested by the Majority Lenders, and (d) shall not be responsible for any action taken or omitted to be taken by it hereunder or under the Letters of Credit, any other Basic Document or any other document or instrument referred to or provided for herein or therein or in connection herewith or therewith, except for its own gross negligence or willful misconduct. The Administrative Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. Without in any way limiting any of the foregoing, each Lender acknowledges that the Administrative Agent shall have no greater responsibility in the operation of Letters of Credit than is specified in the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500.

          11.02 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement, the Letters of Credit or any other Basic Document, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and thereunder in accordance with instructions signed by the Majority Lenders, and such instructions of the Majority Lenders, and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders.

          11.03 Defaults. The Administrative Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the non-payment of principal of or interest on Loans or Reimbursement Obligations) unless the Administrative Agent has received notice from a Lender or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Lenders (and shall give each Lender prompt notice of each such non-payment). The Administrative Agent shall (subject to Section 11.07 hereof) take such action with respect to such Default as shall be directed by the Majority Lenders, provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interests of the Lenders.

          11.04 Rights as a Lender. With respect to its Working Capital Commitments and the Loans made and Letter of Credit Liabilities held by it, Chase in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Administrative Agent and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. The Administrative Agent may (without having to account therefor to any Lender) accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with the Company (and any of its Affiliates) as if it were not acting as the Administrative Agent and the Administrative Agent may accept fees and other consideration from the Company (in addition to the fees heretofore agreed to between the Company and the Administrative Agent) for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

          11.05 Indemnification. The Lenders agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 2.02(d), 12.03 or 12.04 hereof, but without limiting the obligations of the Company under said Sections 2.02(d), 12.03 and 12.04), ratably in accordance with their respective Working Capital Commitments, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of this Agreement, the Letters of Credit or any other Basic Document or any other documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Company is obligated to pay under Sections 2.02(d), 12.03 and 12.04 hereof but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

          11.06 Non-Reliance on Administrative Agent and Other Lenders. Each Lender agrees that it has, independently and without reliance on the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement, the Letters of Credit or any of the other Basic Documents. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any of the other Basic Documents or any other document referred to or provided for herein or therein or to inspect the properties or books of the Company. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Administrative Agent hereunder, under the Letters of Credit or the other Basic Documents, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Company (or any
of its   affiliates) which may come into the possession of the
Administrative Agent.

          11.07 Failure to Act. Except for action expressly required of the Administrative Agent hereunder, under the Letters of Credit and under the other Basic Documents, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder and thereunder unless it shall receive further assurances to its satisfaction by the Lenders of their indemnification obligations under Section 11.05 hereof against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

          11.08 Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Lenders and the Company and the Administrative Agent may be removed at any time with or without cause by the Majority Lenders. Upon any such resignation or removal, the Majority Lenders shall have the right to appoint a successor Administrative Agent reasonably acceptable to the Company. If no successor Administrative Agent shall have been so appointed by the Majority Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Majority Lenders' removal of the retiring Administrative Agent (the "Notice Date"), then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent reasonably acceptable to the Company. Any successor Administrative Agent shall be (i) a Lender or (ii) if no Lender has accepted such appointment within 40 days after the Notice Date, a bank which has an office in New York, New York with a combined capital and surplus of at least $250,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 11 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.

          11.09 Consents under Basic Documents. Without the prior written consent of the Majority Lenders, the Administrative Agent will not consent to any modification, supplement or waiver under any of the Basic Documents.


          Section 12.  Miscellaneous.

          12.01 Waiver. No failure on the part of the Administrative Agent or any Lender to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under any Basic Document shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies provided in the Basic Documents are cumulative and not exclusive of any remedies provided by law.

          12.02 Notices. All notices and other communications provided for herein (including, without limitation, any modifications of, or waivers or consents under, this Agreement) shall be given or made by telex, telegraph, telecopy, cable or other writing and telexed, telecopied, telegraphed, cabled, mailed or delivered to the intended recipient at the "Address for Notices" specified below its name on the signature pages hereof; or, as to any party, at such other address as shall be designated by such party in a notice to the Company and the Administrative Agent given in accordance with this Section 12.02. Except as otherwise provided in this Agreement, all such communications shall be deemed to have been duly given when transmitted by telex or telecopier, delivered to the telegraph or cable office or personally delivered or, in the case of a mailed notice, upon receipt, in each case given or addressed as aforesaid.

          12.03 Expenses, Etc. The Company agrees to pay or reimburse each of the Lenders and the Administrative Agent for paying: (a) the reasonable fees and expenses of Davis Polk & Wardwell, special counsel to the Administrative Agent in connection with (i) the preparation, execution and delivery of this Agreement (including the Exhibits hereto) and the making of the Loans and issuance of Letters of Credit hereunder and (ii) any modification, supplement or waiver of any of the terms of this Agreement, the Letters of Credit or any other Basic Document; (b) if an Event of Default occurs, all reasonable costs and expenses of the Lenders and the Administrative Agent (including reasonable counsels' fees) incurred as a result of such Event of Default and collection, enforcement, bankruptcy, insolvency and other proceedings resulting therefrom; (c) all transfer, stamp, documentary or other similar taxes, assessments or charges levied by any governmental or revenue authority in respect of this Agreement, any Letter of Credit or any other Basic Document or any other document referred to herein or therein; and (d) all costs, expenses, taxes, assessments and other charges incurred in connection with any filing, registration, recording or perfection of any security interest contemplated by this Agreement or any document referred to herein or therein.

          12.04 Indemnification. The Company shall indemnify the Administrative Agent, the Lenders and each affiliate thereof and their respective directors, officers, employees and agents from, and hold each of them harmless against, any and all losses, liabilities, claims or damages to which any of them may become subject, insofar as such losses, liabilities, claims or damages arise out of or result from any actual or proposed use by the Company of the proceeds of any extension of credit (whether a Loan or a Letter of Credit) by any Lender hereunder or breach by the Company of this Agreement or any other Basic Document or from any investigation, litigation or other proceeding (including any threatened investigation or proceeding) relating to the foregoing, and the Company shall reimburse the Administrative Agent and each Lender, and each affiliate thereof and their respective directors, officers, employees and agents, upon demand for any expenses (including legal fees) incurred in connection with any such investigation or proceeding; but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified.

          12.05 Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Notes, nor any consent to any departure by the Company therefrom, shall in any event be effective unless the same shall be agreed or consented to by the Majority Lenders and the Company, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that (a) no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (i) increase any Working Capital Commitment of any of the Lenders or subject the Lenders to any additional obligations; (ii) reduce the principal of, or interest on, any Loan, Reimbursement Obligation or fees hereunder; (iii) postpone any date fixed for any payment of principal of, or interest on, any Loan, Reimbursement Obligation or fee hereunder pursuant to Sections 2.02, 2.04, 4.01(a), 4.01(b) or 4.02 hereof; (iv) change the percentage of any of the Working Capital Commitments or of the aggregate unpaid principal amount of any of the Loans and Letter of Credit Liabilities, or the number of Lenders, which shall be required for the Lenders or any of them to take any action under this Agreement; or (v) change any provision contained in Sections 2.08, 6, 12.03 or 12.04 hereof or this Section 12.05 or Section
12.08 hereof. Notwithstanding anything in this Section 12.05 to the contrary, no amendment, waiver or consent shall be made with respect to Section 11 without the consent of the Administrative Agent.

          12.06 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns except that the Company may not assign its rights or obligations hereunder or under the Notes without the prior written consent of all of the Lenders. Each Lender may assign any Loan or Loans or Letter of Credit Liabilities or all or any part of its Loans or Working Capital Commitments (i) to any affiliate thereof, (ii) to any other Lender, or (iii) with the consent of the Company and, in the case of any assignment of Working Capital Commitments, Working Capital Loans or Letter of Credit Liabilities, the Administrative Agent, which consents shall not be unreasonably withheld, to any other bank or financial institution (including a closed-end or other fund) (provided that (a) any assignment pursuant to clause (i) or (ii) above shall not be less than $1,000,000 and (b) any assignment or, if substantially simultaneous, the aggregate amount of any assignments by one or more Lenders pursuant to clause (iii) above to any one bank or financial institution shall not be less than $15,000,000, unless, in each case, such assignment constitutes an assignment of all of such Lender's Working Capital Commitments, Working Capital Loans and Letter of Credit Liabilities). Upon execution by the assignor and the assignee of an instrument pursuant to which the assignee assumes such rights and obligations, payment by such assignee to such assignor of an amount equal to the purchase price agreed between such assignor and such assignee and delivery to the Administrative Agent and the Company of an executed copy of such instrument together with payment by such assignee to the Administrative Agent of a processing fee of $2,500, such assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights and benefits as it would have if it were a Lender hereunder and the assignor shall be, to the extent of such assignment (unless otherwise provided therein) released from its obligations under this Agreement. Each Lender may (without the consent of any other party to this Agreement) sell participations in all or any part of any Loan or Loans made or Letter of Credit Liabilities held by it to another bank or other entity, in which event the participant shall not have any rights under this Agreement (except as provided in the next succeeding sentence hereof), or in the case of a Loan, such Lender's Note (the participant's rights against such Lender in respect of such participation to be those set forth in the agreement executed by such Lender in favor of the participant relating thereto, which agreement shall not give the participant the right to consent to any modification, amendment or waiver other than one described in clause (i), (ii) or (iii) of Section 12.05 hereof). The Company agrees that each participant shall be entitled to the benefits of Sections 5.07 and 6 with respect to its participation; provided that no participant shall be entitled to receive any greater amount pursuant to such Sections than the transferor Lender would have been entitled to receive in respect of the amount of the participation transferred by such transferor Lender to such participant had no such transfer occurred. Each Lender may furnish any information concerning the Company and its Subsidiaries in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants) which have agreed in writing to be bound by the provisions of
Section 12.07 hereof. The Administrative Agent and the Company may, for all purposes of this Agreement, treat any Lender as the holder of any Note drawn to its order (and owner of the Loans evidenced thereby) until written notice of assignment, participation or other transfer shall have been received by them from such Lender. Any Lender may at any time assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank without the consent of the Company or the Administrative Agent. No such assignment shall release the transferor Lender from its obligations hereunder.

          12.07 Confidentiality. Each Lender agrees to exercise all reasonable efforts to keep any information delivered or made available by the Company to it which is clearly indicated to be confidential information, confidential from anyone other than persons employed or retained by such Lender who are or are expected to become engaged in evaluating, approving, structuring or administering the Loans; provided that nothing herein shall prevent any Lender from disclosing such information (i) to any other Lender, (ii) to its officers, directors, employees, agents, attorneys and accountants who have a need to know such information in accordance with customary banking practices and who receive such information having been made aware of the restrictions set forth in this Section, (iii) upon the order of any court or administrative agency, (iv) upon the request or demand of any regulatory agency or authority having jurisdiction over such Lender, (v) which has been publicly disclosed, (vi) to the extent reasonably required in connection with any litigation to which the Administrative Agent, any Lender or their respective affiliates may be a party, (vii) to the extent reasonably required in connection with the exercise of any remedy hereunder, (viii) to such Lender's legal counsel and independent auditors, and (ix) to any actual or proposed participant or assignee of all or part of its rights hereunder which has agreed in writing to be bound by the provisions of this
Section 12.07.

          12.08 Survival. The obligations of the Company under Sections 2.02(d), 6.01, 6.05, 6.06, 6.07, 12.03 and 12.04 hereof and the obligations of the Lenders under Section 11.05 shall survive the repayment of the Loans and Reimbursement Obligations and the termination of the Working Capital Commitments and the Letters of Credit.

          12.09 Captions. Captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

          12.10 Counterparts; Integration. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral and written, relating to the subject matter hereof (except to the extent specific reference is made to any such agreement in Section 2.04 hereof).

          12.11 GOVERNING LAW; SUBMISSION TO JURISDICTION; WAIVER OF JURY TRIAL. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK. THE COMPANY HEREBY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK AND OF ANY NEW YORK STATE COURT SITTING IN NEW YORK CITY FOR PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY. THE COMPANY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT AND THE LENDERS HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


COMPANY                  GEORGIA GULF CORPORATION


                         By /s/RICHARD B. MARCHESE
                            Name: Richard B. Marchese
                            Title: Vice President - Finance
				                               Chief Financial Officer

                         Address for Notices:

                         Georgia Gulf Corporation
                         400 Perimeter Center Terrace
                         Suite 595
                         Atlanta, Georgia  30346
                         Attention:  Chief Financial Officer

                         Copy to:

                         General Counsel
                         Georgia Gulf Corporation
                         400 Perimeter Center Terrace
                         Suite 595
                         Atlanta, Georgia  30346

                         Telex Number:  8107510027
                         Telecopy Number:  (404) 390-9673

LENDERS

Working Capital Commitment:

$ 28,000,000                  THE CHASE MANHATTAN BANK
                                (NATIONAL ASSOCIATION)


                              By /s/PAUL BECKWITH
                                 Name: Paul Beckwith
                                 Title: Group Executive

                              Address for Notices:

                              The Chase Manhattan Bank
                                (National Association)
                              4 Chase Metrotech Center
                              13th Floor
                              Brooklyn, New York  11245
                              Attention:  NY Agency
                                          Lenord Selanikio
                              Tel. Number:  (718) 242-7974


                              Telex Number:  6720516 CMB NYA
                              Telecopy Number: (718) 242-6900


                              Lending Office for
                                Base Rate Loans:

                              The Chase Manhattan Bank
                                (National Association)
                              4 Chase Metrotech Center
                              13th Floor
                              Brooklyn, New York  11245
                              Attention:  NY Agency
                                          Lenord Selanikio


                              Lending Office for
                                Eurodollar Loans:

                              Cayman Islands, B.W.I. Branch
                              c/o The Chase Manhattan Bank
                                (National Association)
                              4 Chase Metrotech Center
                              13th Floor
                              Brooklyn, New York  11245
                              Attention:  NY Agency
                                          Lenord Selanikio

Working Capital Commitment:


$ 17,000,000             THE BANK OF TOKYO TRUST COMPANY


                         By /s/WILLIAM J. DARBY
                            Name: William J. Darby
                            Title:  Assistant Vice President


                         Address for Notices:

                         The Bank of Tokyo Trust Company
                         1251 Avenue of the Americas
                         New York, NY  10116-3138
                         Attention:  William J. Darby
                         Tel. No.:  (212) 782-4318


                         Telex Number:
                         Telecopy Number:  (212) 782-4318


                         Lending Office for
                           Base Rate Loans:

                         The Bank of Tokyo Trust Company
                         1251 Avenue of the Americas
                         New York, NY  10116-3138
                         Attention:  William J. Darby

                         Lending Office for
                           Eurodollar Loans:

                         The Bank of Tokyo Trust Company
                         1251 Avenue of the Americas
                         New York, NY  10116-3138
                         Attention:  William J. Darby

Working Capital Commitment:


$ 22,000,000             CITICORP USA, INC.


                         By /s/BARBARA A. COHEN
                            Name: Barbara A. Cohen
                            Title:  Vice President

                         Address for Notices:

                         Citicorp USA, Inc.
                         c/o Citicorp
                         North America
                         400 Perimeter Center Terrace
                         Suite 600
                         Atlanta, Georgia  30346
                         Attention:  Kirk Lakeman
                         Tel. No.:  (404) 668-8120


                         Telex Number:
                         Telecopy Number:  (404) 668-8137


                         Lending Office for
                           Base Rate Loans:

                         Citicorp USA, Inc.
                         399 Park Avenue
                         New York, New York  10043
                         Attention:  Barbara A. Cohen


                         Lending Office for
                           Eurodollar Loans:

                         Citicorp USA, Inc.
                         399 Park Avenue
                         New York, New York  10043
                         Attention:  Barbara A. Cohen

Working Capital Commitment:


$ 22,000,000             THE INDUSTRIAL BANK OF JAPAN,
                           LIMITED, NEW YORK BRANCH


                         By /s/JUNRI ODA
                            Name: Junri Oda
                            Title: Senior Vice President and Senion Manager

                         Address for Notices:

                         The Industrial Bank of Japan,
                           Limited, New York Branch
                         245 Park Avenue
                         New York, NY  10167-0037
                         Attention:  Mr. Miki Katsumata/
                                     Mr. Peter Kelly
                         Tel. No.:  (212) 309-6452


                         Telex Number:  420802 (420802 KIGIUI)
																									Telecopy Number:  (212) 692-2870


                         Lending Office for
                           Base Rate Loans:

                         The Industrial Bank of Japan,
                           Limited, New York Branch
                         245 Park Avenue
                         New York, NY  10167-0037
                         Attention:  Mr. Masaaki Tahara


                         Lending Office for
                           Eurodollar Loans:

                         The Industrial Bank of Japan,
                           Limited, New York Branch
                         245 Park Avenue
                         New York, NY  10167-0037
                         Attention:  Mr. Masaaki Tahara

Working Capital Commitment:


$ 17,000,000             LTCB TRUST COMPANY


                         By /s/PHILIP A. MARSDEN
                            Name: Philip A. Marsden
                            Title: Deputy General Manager

                         Address for Notices:

                         LTCB Trust Company
                         165 Broadway
                         New York, NY  10006
                         Attention:  Shunko Uchida
                         Tel. No.:  (212) 335-4748


                         Telex Number:  425722 LTCBUI
                         Telecopy Number:  (212) 608-2371


                         Lending Office for
                           Base Rate Loans:

                         LTCB Trust Company
                         165 Broadway
                         New York, NY  10006
                         Attention:  Winston Brown


                         Lending Office for
                           Eurodollar Loans:

                         LTCB Trust Company
                         165 Broadway
                         New York, NY  10006
                         Attention:  Winston Brown

Working Capital Commitment:


$ 17,000,000             THE SAKURA BANK, LTD.


                         By /s/MINORU INABA
                            Name:  Minoru Inaba
                            Title: Vice President/Senior Manager


                         Address for Notices:

                         245 Peachtree Center Avenue, N.E.
                         Suite 2703
                         Atlanta, Georgia  30303
                         Attention:  Charles Zimmerman
                         Tel. No.:  (404) 521-3111


                         Telex Number:  WU 125435
                         Telecopy Number:  (212) 521-1133


                         Lending Office for
                           Base Rate Loans:

                         245 Peachtree Center Avenue, N.E.
                         Suite 2703
                         Atlanta, Georgia  30303
                         Attention:  Charles Zimmerman
                         Tel. No.:  (404) 521-3111


                         Lending Office for
                           Eurodollar Loans:

                         245 Peachtree Center Avenue, N.E.
                         Suite 2703
                         Atlanta, Georgia  30303
                         Attention:  Charles Zimmerman
                         Tel. No.:  (404) 521-3111

Working Capital Commitment:


$ 22,000,000             BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION


                         By /s/GLENN F. EDWARDS
                            Name:  Glenn F. Edwards
                            Title:  Vice President


                         Address for Notices:

                         The Bank of America NT & SA
                         1230 Peachtree Street
                         Suite 3600
                         Atlanta, Georgia  30309
                         Attention:  Bill Tucker
                         Tel. No.:  (404) 249-6927


                         Telex Number:
                         Telecopy Number:  (404) 249-6938



                         Lending Office for
                           Base Rate Loans:

                         The Bank of America NT & SA
                         1850 Gateway Blvd.
                         Concord, California 94520
                         Attention:  Account Administrator
                         Tel. No.:  (510) 675-7335
                         Telecopy:  (510) 675-7531

                         Lending Office for
                           Eurodollar Loans:

                         The Bank of America NT & SA
                         1850 Gateway Blvd.
                         Concord, California 94520
                         Attention:  Account Administrator
                         Tel. No.:  (510) 675-7335
                         Telecopy:  (510) 675-7531

Working Capital Commitment:


$ 22,000,000             FUJI BANK, LTD.


                         By /s/AKIHIKO INOUR
                            Name: Akihiko Inour
                            Title: Vice President & General Manager

                         Address for Notices:

                         245 Peachtree Center Avenue, N.E.
                         Suite 2100
                         Atlanta, Georgia  30303-1208
                         Attention:  Scott Keller
                         Tel. No.:  (404) 653-2113


                         Telex Number:  9102507122
                         Telecopy Number:  (404) 653-2119


                         Lending Office for
                           Base Rate Loans:

                         245 Peachtree Center Avenue, N.E.
                         Suite 2100
                         Atlanta, Georgia  30303-1208
                         Attention:  Scott Keller
                         Tel. No.:  (404) 653-2113


                         Lending Office for
                           Eurodollar Loans:

                         245 Peachtree Center Avenue, N.E.
                         Suite 2100
                         Atlanta, Georgia  30303-1208
                         Attention:  Scott Keller
                         Tel. No.:  (404) 653-2113

Working Capital Commitment:


$ 22,000,000             NATIONSBANK OF GEORGIA, N.A.


                         By /s/C. WES BURTON, JR.
                            Name:  C. Wes Burton, Jr.
                            Title: Assistant Vice President

                         Address for Notices:

                         600 Peachtree Street, N.E.
                         21st Floor
                         Atlanta, Georgia  30308-2213
                         Attention:  C. Wes Burton
                         Tel. No.:  (404) 607-5531


                         Telex Number:
                         Telecopy Number:  (404) 607-6467


                         Lending Office for
                           Base Rate Loans:

                         600 Peachtree Street, N.E.
                         21st Floor
                         Atlanta, Georgia  30308-2213
                         Attention:  Charlotte Whitaker
                         Tel. No.:  (404) 607-5526


                         Lending Office for
                           Eurodollar Loans:

                         600 Peachtree Street, N.E.
                         21st Floor
                         Atlanta, Georgia  30308-2213
                         Attention:  Charlotte Whitaker
                         Tel. No.:  (404) 607-5526

Working Capital Commitment:


$ 22,000,000             WACHOVIA BANK OF GEORGIA, N.A.


                         By /s/MICHAEL G. MOUNTCASTLE
                            Name:  Michael G. Mountcastle
                            Title: Assistant Vice President

                         Address for Notices:

                         191 Peachtree Street, N.E.
                         Mail Code 3940
                         Atlanta, Georgia  30303-1757
                         Attention:  Mike G. Mountcastle
                         Tel. No.:  (404) 332-5317


                         Telex Number:
                         Telecopy Number: (404) 332-5016


                         Lending Office for
                           Base Rate Loans:

                         191 Peachtree Street, N.E.
                         Mail Code 3940
                         Atlanta, Georgia  30303-1757
                         Attention:  Mike G. Mountcastle


                         Lending Office for
                           Eurodollar Loans:

                         191 Peachtree Street, N.E.
                         Mail Code 3940
                         Atlanta, Georgia  30303-1757
                         Attention:  Mike G. Mountcastle

Working Capital Commitment:


$ 17,000,000             WESTDEUTSCHE LANDESBANK,
                           NEW YORK AND CAYMAN ISLAND BRANCHES


                         By /s/CYNTHIA H. NIESEN
                            Name: Cynthia H. Niesen
                            Title: Vice President

                         By /s/ROBERT DUNBAR JR.
                            Name:  Robert Dunbar, Jr.
                            Title:  Vice President


                        Address for Notices:

                         Westdeutsche Landesbank Girozentrale,
                           New York Branch
                         1211 Avenue of the Americas
                         New York, NY  10036
                         Attention:  Nandini R. Ray
                           Copy to:  Cynthia Niesen
                         Tel. No.:  (212) 852-6294


                         Telex Number:
                         Telecopy Number:  (212) 302-7946


                         Lending Office for
                           Base Rate Loans:

                         Westdeutsche Landesbank Girozentrale,
                           New York Branch
                         1211 Avenue of the Americas
                         New York, NY  10036
                         Attention:  Nandini R. Ray

                         Lending Office for
                           Eurodollar Loans:

                         Westdeutsche Landesbank Girozentrale,
                           Cayman Islands Branch
                         c/o New York Branch
                         1211 Avenue of the Americas
                         New York, NY  10036
                         Attention:  Nandini R. Ray

Working Capital Commitment:


$ 22,000,000             THE NIPPON CREDIT BANK, LTD.


                         By /s/TAKASHI YOSHIMATSU
                            Name: Takashi Yoshimatsu
                            Title: Deputy General Manager

                         Address for Notices:

                         The Nippon Credit Bank, Ltd.
                         245 Park Avenue, 30th Floor
                         New York, NY  10167
                         Attention:  Elizabeth S. Tarbell
                         Tel. No.: (212) 984-1235


                         Telex Number:  175588 NCBN UT
                         Telecopy Number:  (212) 490-3895


                         Lending Office for
                           Base Rate Loans:

                         The Nippon Credit Bank, Ltd.
                         245 Park Avenue, 30th Floor
                         New York, NY  10167
                         Attention:  Elizabeth S. Tarbell


                         Lending Office for
                           Eurodollar Loans:

                         The Nippon Credit Bank, Ltd.
                         245 Park Avenue, 30th Floor
                         New York, NY 10167
                         Attention:  Elizabeth S. Tarbell

ADMINISTRATIVE AGENT    THE CHASE MANHATTAN BANK
                           (National Association),
                         as Administrative Agent


                         By /s/PAUL BECKWITH
                            Name:  Paul Beckwith
                            Title: Group Executive

                         Address for Notices:

                         The Chase Manhattan Bank
                           (National Association)
                         1 Chase Manhattan Plaza
                         New York, New York  10081
                         Attention:  Primary Industries
                                     Michael McGovern
                         Telex Number: 125563
                         Telecopy Number: (212) 552-7773


                         Copy to:

                         The Chase Manhattan Bank
                           (National Association)
                         4 Metrotech Center, 13th Floor
                         Brooklyn, New York  11245
                         Attention:  New York Agency
                                     Lenord Selanikio
                         Telex Number: 6720516 CMB NYA UW
                         Telecopy Number: (718) 242-6900

                                                 SCHEDULE I


                        Subsidiaries


Great River Oil & Gas Corporation

GG Terminal Management Corporation

Georgia Gulf Export Corporation

                                                                     SCHEDULE II

                                    EXISTING LETTERS OF CREDIT

Beneficiary              Letter of      Issue Date          Letter of Credit     Letter of
                         Credit Number                      Expiry Date          Credit Amount


SECRETARY, LOUISIANA
DEPARTMENT OF
ENVIRONMENTAL
QUALITY                  P0633549       March 19, 1991      *April 1, 1995       $2,419,935.00

SECRETARY, LOUISIANA
DEPARTMENT OF
ENVIRONMENTAL
QUALITY                  P0636550       March 19, 1991      *April 1, 1995       $1,694,343.00

REGIONAL ADMINISTRATOR
REGION VI, U.S.
ENVIRONMENTAL
PROTECTION AGENCY        P0636687       August 19, 1991      *August 20, 1994    $57,501.00

HERTZ TECHNOLOGY, INC.   PG752218       January 13, 1993     December 31, 1994   $7,000.00

SECRETARY, LOUISIANA
DEPARTMENT OF
ENVIONMENTAL
QUALITY                  PG752445       March 22, 1993      *April 1, 1995       $2,000,000.00

SECRETARY, LOUISIANA
DEPARTMENT OF
ENVIRONMENTAL
QUALITY                  PG752445       March 22, 1993      *April 1, 1995       $2,000,000.00

EXECUTIVE DIRECTOR,
TEXAS WATER
COMMISSION               PG752446       March 22, 1993      *April 1, 1995       $2,000,000.00


* Expiration date will be automatically extended for a period of 1 year on each successive expiration date unless letter of credit is terminated prior to extension.

                                                               EXHIBIT A





                  [Form of Working Capital Loan Note]


                            PROMISSORY NOTE


$_______________                        ____________, 199_
                                        New York, New York


          FOR VALUE RECEIVED, Georgia Gulf Corporation, a Delaware corporation (the "Company"), hereby promises to pay to ___________________ (the "Lender"), or order, at the principal office of The Chase Manhattan Bank (National Association) at 1 Chase Manhattan Plaza, New York, New York 10081, the principal sum of _______________ Dollars (or such lesser amount as shall equal the aggregate unpaid principal amount of the Working Capital Loans made by the Lender to the Company under the Credit Agreement referred to below), in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Credit Agreement, and to pay interest on the unpaid principal amount of each such Working Capital Loan, at such office, in like money and funds, for the period commencing on the date of such Working Capital Loan until such Working Capital Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement. This
Note is one of the Working Capital Loan Notes referred to in the Credit
Agreement.

          The Lender is hereby authorized by the Company to endorse on the schedule (or a continuation thereof) attached to this Note, the date, amount, Type of and Interest Period (if any) for each Working Capital Loan made by the Lender to the Company under the Credit Agreement, and the date and amount of each payment or prepayment of principal of such Working Capital Loan received by the Lender, provided that any failure by the Lender to make any such endorsement shall not affect the obligations of the Company under the Credit Agreement or under this Note in respect of such Working Capital Loans.

          This Note is one of the Notes referred to in the Credit Agreement (as modified and supplemented and in effect from time to time, the "Credit Agreement") dated as of April __, 1994 among the Company, the lenders named therein (including the Lender), and The Chase Manhattan Bank (National Association), as Administrative Agent, and evidences Working Capital Loans made by the Lender thereunder. Capitalized terms used in this Note have the respective meanings assigned to them in the Credit Agreement.

          The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Working Capital Loans upon the terms and conditions specified therein.
     This Note shall be governed by and construed in accordance with the laws of the State of New York.

                              GEORGIA GULF CORPORATION


                              By______________________
                                Title:

                               SCHEDULE




This Note evidences Working Capital Loans made under the within-described Credit Agreement to the Company, on the dates, in the principal amounts, of the types and maturing on the dates set forth below, subject to the payments and prepayments of principal set forth below:


                    Type
     Principal      of
     Amount of      Working             Date of        Amount   Balance
Date Working        Capital   Interest  Payment or     Paid or  Out-
Made Capital Loan   Loan      Period    Prepayment     Prepaid  standing

                                                  EXHIBIT B



              [Form of Money Market Loan Note]



                       PROMISSORY NOTE


                                          ____________, 199_
                                          New York, New York


          FOR VALUE RECEIVED, GEORGIA GULF CORPORATION, a Delaware corporation (the "Company"), hereby promises to pay to ______________________ (the "Lender"), or order, at the principal office of The Chase Manhattan Bank (National
Association) at
1 Chase Manhattan Plaza, New York, New York 10081, the aggregate unpaid principal amount of the Money Market Loans made by the Lender to the Company under the Credit Agreement, in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Credit Agreement, and to pay interest on the unpaid principal amount of each such Money Market Loan, at such office, in like money and funds, for the period commencing on the date of such Money Market Loan until such Money Market Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement. This
Note is one of the Money Market Loan Notes referred to in the Credit Agreement.

          The Lender is hereby authorized by the Company to endorse on the schedule (or a continuation thereof) attached to this Note, the date, amount, Type of, interest rate on and Interest Period for the Money Market Loans (if any) made by the Lender to the Company under the Credit Agreement, and the date and amount of each payment or prepayment of principal of each such Money Market Loan received by the Lender, provided that any failure by the Lender to make any such endorsement shall not affect the obligations of the Company under the Credit Agreement or under this Note in respect of any such Money Market Loan.

          This Note is one of the Notes referred to in the Credit Agreement (as modified and supplemented and in effect from time to time, the "Credit Agreement") dated as of April __, 1994 among the Company, the lenders named therein (including the Lender) and The Chase Manhattan Bank (National Association), as Administrative Agent, and evidences Money Market Loans made by the Lender thereunder. Capitalized terms used in this Note have the respective meanings assigned to them in the Credit Agreement.

          The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Loans upon the terms and conditions specified therein.

     This Note shall be governed by, and construed in accordance with, the law of the State of New York.


                              GEORGIA GULF CORPORATION



                              By_________________________
                                Title:

                         SCHEDULE



This Note evidences Money Market Loans made under the within-described Credit Agreement to the Company, on the dates, in the principal amounts, of the types, bearing interest at the rates and maturing on the dates set forth below, subject to the payments and prepayments of principal set forth below:



     Principal
Date Amount   Type                          Amount     Unpaid
 of  of       of    Interest   Interest    Paid or   Principal   Notation
Loan Loan     Loan     Rate      Period     Prepaid     Amount    Made By

                                                   EXHIBIT C


                  [Form of Swing Loan Note]

                       PROMISSORY NOTE



                                   ____________, 199_
                                   New York, New York


          FOR VALUE RECEIVED, Georgia Gulf Corporation, a Delaware corporation (the "Company"), hereby promises to pay to THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION) (the "Lender"), or order, at its principal office at 1 Chase Manhattan Plaza, New York, New York 10081, the principal sum
of                                DOLLARS (or such lesser
amount as shall equal the aggregate unpaid principal amount of the Swing Loans made by the Lender to the Company under the Credit Agreement referred to below), in lawful money of the United States of America and in immediately available funds, on the dates and in the principal amounts provided in the Credit Agreement, and in any event upon the incurrence of an Event of Default pursuant to the Credit Agreement immediately upon demand by the Lender, and to pay interest on the unpaid principal amount of each such Swing Loan until such Swing Loan shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement (or, in any event, on the date on which payment of the principal of such Swing Loan is due hereunder).

          The Lender is hereby authorized by the Company to endorse on the schedule (or a continuation thereof) attached to this Note, the amount, date and maturity date of each Swing Loan made by the Lender to the Company under the Credit Agreement, and the date and amount of each payment or prepayment of principal of each such Swing Loan received by the Lender, provided that any failure by the Lender to make any such endorsement shall not affect the obligations of the Company under the Credit Agreement or under this Note in respect of such Swing Loans.

          The Lender may charge the Company's deposit account maintained at the Lender for each payment of principal and interest due hereunder on the due date thereof. If the Lender shall make a new advance on a day on which the Company is to repay an advance hereunder, the Lender shall apply the proceeds of the new advance to make such repayment and only an amount equal to the difference (if any) between the amount being advanced and the amount being repaid shall be made available to the Company in accordance with the terms of the Credit Agreement.

          This Note is one of the Notes referred to in the Credit Agreement (as modified and supplemented and in effect from time to time, the "Credit Agreement") dated as of April __, 1994 among the Company, the lenders named therein (including the Lender) and The Chase Manhattan Bank (National Association), as Administrative Agent, and evidences Swing Loans made by the Lender thereunder. Capitalized terms used in this Note have the respective meanings assigned to them in the Credit Agreement.

          The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Swing Loans upon the terms and conditions specified therein.

          This Note shall be governed and construed in accordance with the laws of the State of New York.


                              GEORGIA GULF CORPORATION



                              By_________________________
                                Title:

                         SCHEDULE




This Note evidences Swing Loans made under the within-described Credit Agreement to the Company, on the dates, in the principal amounts and maturing on the dates set forth below, subject to the payments and prepayments of principal set forth below:




           Principal                    Date of        Amount   Balance
Date       Amount of      Maturity      Payment or     Paid or  Out-
Made       Swing  Loan      Date        Prepayment     Prepaid  standing

                                                   EXHIBIT D



            [Form of Money Market Quote Request]



                                             [Date]


To:       The Chase Manhattan Bank, N.A.,
          as Administrative Agent

From:     Georgia Gulf Corporation

Re:       Money Market Quote Request


          Pursuant to Section 3.03 of the Credit Agreement (the "Credit Agreement") dated as of April __, 1994 among Georgia Gulf Corporation, the Lenders named therein and The Chase Manhattan Bank, N.A., as Administrative Agent, we hereby give notice that we request Money Market Quotes for the following proposed Money Market Borrowing(s):

Borrowing      Quotation                          Interest
   Date         Date 1/    Amount 2/   Type 3/    Period 4/


          Terms used herein have the meanings assigned to them in the Credit Agreement.

          Please respond to this invitation by no later than [2:00 P.M.] [10:00 A.M.] (New York City time) on [date].

                                   Georgia Gulf Corporation



                                   By______________________
                                     Title:


_____________

* All numbered footnotes appear on the last page of this Exhibit.

__________

1/ For use if a Money Market Rate in a Set Rate Auction is requested to be submitted before the Borrowing Date.

2/ Each amount must be $5,000,000 or a larger multiple of $1,000,000.

3/   Insert either "Margin" (in the case of LIBOR Market
     Loans) or "Rate" (in the case of Set Rate Loans).

4/ One, two, three, six or twelve calendar months, in the case of a LIBOR Market Loan or, in the case of a Set Rate Loan, a period of up to 360 (but not less than 7) days after the making of such Set Rate Loan and ending on a Business Day. The Company may request offers to make Money Market Loans for up to three different Interest Periods in a single notice.

                                                  EXHIBIT E



                [Form of Money Market Quote]





The Chase Manhattan Bank, N.A.,
  as Administrative Agent

Attention:  New York Agency

Re:  Money Market Quote to
     Georgia Gulf Corporation (the "Company")


          This Money Market Quote is given in accordance with
Section 3.03(b) of the Credit Agreement (the "Credit Agreement") dated as of April __, 1994, among Georgia Gulf Corporation, the Lenders named therein and The Chase Manhattan Bank, N.A., as Administrative Agent. Terms defined in the Credit Agreement are used herein as defined therein.

          In response to the Company's invitation dated
__________, 19__, we hereby make the following Money Market
Quote(s) on the following terms:

          1.   Quoting Bank.

          2. Person to contact and telephone number at Quoting Bank.

          We hereby offer to make Money Market Loan(s) in the following principal amounts for the following Interest Periods and at the following rates:


Borrowing      Quotation                          Interest
   Date         Date 1/    Amount 2/   Type 3/    Period 4/   Rate 5/



_____________


* All numbered footnotes appear on the last page of this Exhibit.
 We understand and agree that the offer(s) set forth above, subject to the satisfaction of the applicable conditions set forth in the Credit Agreement, irrevocably obligate(s) us to make the Money Market Loan(s) for which any offer(s) [is] [are] accepted, in whole or in part (subject to the third sentence of Section 3.03(c) of the Credit Agreement).

                              Very truly yours,

                              [Name of Bank]



                              By:_______________________
Dated:                           Authorized Officer


__________

1/   As specified in related Money Market Quote Request.

2/ The principal amount bid for each Interest Period may not exceed the principal amount requested but must be at least $5,000,000 or a larger multiple of $1,000,000. Specify aggregate limitation if the sum of individual offers exceeds the amount the Lender is willing to lend.

3/   Indicate "Margin" (in the case of LIBOR Market Loans) or
     "Rate" (in the case of Set Rate Loans).

4/ Up to 360 (but not less than 7) days for Set Rate Loans; one, two, three, six or twelve calendar months for LIBOR Market Loans. The Company may request offers to make Money Market Loans for up to three different Interest Periods in a single invitation.

5/ Margin above or below the applicable Eurodollar Rate in case of LIBOR Market Loans (specify "PLUS" or "MINUS") or rate of interest per annum (in case of Set Rate Loans) (rounded upwards in either case, if necessary, to nearest 1/10,000th of 1%).

                                                  EXHIBIT F

                     FORM OF OPINION OF
                   COUNSEL TO THE COMPANY



                              [Dated the Closing Date]



To each of the Lenders
and the Administrative Agent referred to below:

          Re:  Georgia Gulf Corporation

Gentlemen:


          We have acted as special counsel to Georgia Gulf Corporation, a Delaware corporation (the "Company"), in connection with the transactions contemplated by that certain Credit Agreement dated as of April __, 1994 (the "Credit Agreement") among the Company, each of the Lenders referred to therein and The Chase Manhattan Bank (National Association), as Administrative Agent. This opinion is delivered pursuant to Section 7.01(e) of the Credit Agreement. Capitalized terms contained but not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement whether directly or by reference therein to definitions contained in other documents.

          In connection with this opinion we have examined and relied upon originals, or copies certified or otherwise identified to our satisfaction, of such corporate documents and records of the Company and certificates of public officials and other documents, and have received such information from officers and representatives of the Company, as we have deemed necessary to enable us to express the opinions below. We have also relied on certificates of officers of the Company as to certain factual matters.

          In rendering our opinion we have assumed, without independent investigation, (i) the genuineness of all signatures, (ii) the authenticity of all documents submitted to us as originals, (iii) the conformity to authentic original documents of all documents submitted to us as certified, conformed or photostatic copies, (iv) the due authorization, execution and delivery of all documents referred to herein by the parties thereto other than the Company, and the binding effect of such documents on such parties other than the Company, and (v) that each of the Basic Documents has been duly executed and delivered by each of the parties thereto substantially in the form thereof submitted to us.

          Based on the foregoing, and subject to the further assumptions, qualifications and limitations hereinafter set forth, we are of the opinion that:

          1. The Company has been duly incorporated, and is validly existing and in good standing as a corporation, under the laws of the State of Delaware with all requisite corporate power and authority to conduct its business as now being conducted or as proposed to be conducted in the Basic Documents, and to enter into the Basic Documents and perform the Basic Documents.

          2. Each of the Basic Documents has been duly authorized, executed and delivered by the Company and constitutes a valid and binding obligation of the Company enforceable against it in accordance with its terms, except as any enforceability thereof may be (a) limited by the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally, and (b) subject to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          3. No authorization, consent or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for (i) the due execution, delivery, recordation or performance by the Company of any Basic Document, except for (a) filings or other actions that may be required after the date hereof to maintain corporate good standing, (b) the exercise of rights and remedies by the Administrative Agent or one of the Lenders requiring notice to or filing with any court or any prior court approval, and (c) authorizations, consents and approvals that have already been obtained and filings and recordations that have already been made.

          4. To our knowledge, after due inquiry, neither the Company nor any of its Subsidiaries is an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended, 15 U.S.C. Section 80a-1 et seq.

          5. To our knowledge, after due inquiry, neither the Company nor any of its Subsidiaries is a "holding company" or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended, 15 U.S.C. Section 79 et seq.

          6. The choice of New York law to govern the Credit Agreement is a valid and effective choice of law under the laws of the States of Georgia and Delaware, and adherence to existing judicial precedents generally would require a court sitting in the States of Georgia or Delaware to abide by such choice by law, unless a fundamental policy of the State in which such court is sitting would be violated.

          7. Neither the execution, delivery or performance by the Company of any of the Basic Documents, nor the consummation of the transactions therein contemplated in compliance with the terms and provisions therein (i) conflicts with or results in any breach of or requires any consent or constitutes a default under, or results in the creation or imposition of any Lien on any of the property or assets of any of the Company or any of its Subsidiaries under, any existing indenture, mortgage, deed or trust, loan agreement or other agreement or instrument known to us after due inquiry to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries is bound or to which any of the property or assets of the Company or any of its Subsidiaries is subject, or (ii) contravenes the provisions of the existing certificate of incorporation or by-laws of the Company or any of its Subsidiaries, or any applicable law or regulation, or any order, writ, injunction or decree of any court or governmental authority or agency known to us after due inquiry to be applicable to the Company or any of its Subsidiaries or their respective businesses or properties.

          8. We are not acting as counsel for the Company in any pending litigation in which the Company is a party, and we have not had referred to us by the Company for legal advice or legal representation any matter that we believe might be deemed to be overtly threatened litigation in which the Company may become a party, except those matters listed on
Schedule I attached hereto. The statement set forth in the preceding sentence is limited to those matters that the Company has referred to us for legal representation or about which the Company has consulted us as counsel and with respect to which we have given substantive attention. We have identified those matters by making inquiry of lawyers presently in our firm who, according to our records, have been engaged in legal services on behalf of the Company since January 1, 1994, and by examining certain current records that we maintain for our internal operations. In that process we have not undertaken any independent review of documents or records concerning the Company that are in our possession. We disclaim any undertaking to advise you of changes brought to our attention subsequent to the date of this letter.

          9. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business or extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U or X of the Board of Governors of the Federal Reserve System).

          The foregoing opinion is predicated upon and qualified in its entirety by the following:

          (a) The foregoing opinion is based upon and is limited exclusively to the laws of the States of New York and Georgia, the General Corporation Law of the State of Delaware and the relevant law of the United States of America, and we render no opinion with respect to the law of any other jurisdiction.

          (b) As used in this opinion, the term "to our knowledge" or other term or phrase to such effect refers to the actual knowledge on the date hereof solely of the lawyers of the firm who are presently representing the Company and its Subsidiaries and representations made to such lawyers by the Company and its Subsidiaries in connection with the matters expressly set forth or described herein.

          (c) In rendering the foregoing opinions, we have relied upon certificates of officers (after the discussion of the contents thereof with such officers) of the Company or its Subsidiaries or certificates of others as to the existence or nonexistence of the circumstances upon which such opinion is predicated. We have no reason to believe, however, that any such certificate or representation or warranty is untrue or inaccurate in any material respect. Whenever our opinion is based on circumstances "known to us after due inquiry," or "to our knowledge after due inquiry" we have relied exclusively upon such certificates and representations and warranties.

          (d) We express no opinion as to (i) any provision of the Credit Agreement or any Note purporting to provide for the payment of interest on overdue interest; (ii) the second sentence of Section 12.11 of the Credit Agreement, insofar as such sentence relates to the subject matter jurisdiction of the United States District Court for the Southern District of New York to adjudicate any controversy relating to the Credit Agreement; or (iii) the effect of the laws of any jurisdiction (other than the State of New York) wherein any Lender may be located that limit rates of interest that may be charged or collected by such Lender. Further, we express no opinion as to the effect of the compliance or noncompliance of the Administrative
Agent or any of the Lenders with any state or federal laws or regulations applicable to the Administrative Agent or any of the Lenders by reason of the legal or regulatory status or the nature of the business of the Administrative Agent or any of the Lenders.

          (e)  The opinions expressed herein shall be
effective only as of the date of this letter. We do not assume responsibility for updating this opinion as of any date subsequent to the date of this letter, and assume no responsibility for advising you of any changes with respect to any matters described in this letter that may occur subsequent to the date of this letter, whether such changes result from events occurring subsequent to the date of this letter or from the discovery subsequent to the date of this letter of information not previously known to us pertaining to events occurring prior to the date of this letter.

          This opinion is furnished to you by us, as special counsel for the Company, solely for your benefit and the benefit of your successors as Lenders or as Administrative Agent based upon the understanding, as we have advised you, that we are not hereby assuming any professional responsibility to any other person whatsoever.


                                   Very truly yours,

                         SCHEDULE I

                         Litigation


     1.   Ronald M. Finley v. Georgia Gulf Corporation, EEOC
Charge (Right to Sue letter has been issued).

     2. Roy Gulick v. Tropicana, Georgia Gulf Corporation and Fruehauf, State District Court for the 285th District, San
Antonio (Bexer County), Texas.

     3.   Javier Ortiz v. Brand Scaffold, Georgia Gulf
Corporation, et al., State District Court for the 151st
District, Houston (Harris County), Texas.

                                                  EXHIBIT G


             FORM OF OPINION OF SPECIAL NEW YORK
             COUNSEL TO THE ADMINISTRATIVE AGENT


                              [Dated the Closing Date]



To the Lenders
  and the Administrative Agent
  Referred to Below
c/o The Chase Manhattan Bank
  (National Association)
1 Chase Manhattan Plaza
New York, New York  10081

Dear Sirs:


          We have participated in the preparation of the Credit Agreement (the "Credit Agreement") dated as of
April __, 1994 among Georgia Gulf Corporation, a Delaware corporation (the "Company"), the Lenders referred to therein (the "Lenders") and The Chase Manhattan Bank (National Association), as Administrative Agent (the "Administrative Agent"), and have acted as special counsel for the Administrative Agent for the purpose of rendering this opinion pursuant to Section 7.01(f) of the Credit Agreement. Terms defined in the Credit Agreement are used herein as therein defined.

          We have examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records, certificates of public officials and other instruments and have conducted such other investigations of fact and law as we have deemed necessary or advisable for purposes of this opinion.

          Upon the basis of the foregoing, we are of the opinion that:

          1. The execution, delivery and performance by the Company of the Credit Agreement and the Notes delivered on the date hereof are within the Company's corporate powers and have been duly authorized by all necessary corporate action.

          2. The Credit Agreement constitutes a valid and binding agreement of the Company and such Notes constitute valid and binding obligations of the Company.

          In giving the foregoing opinion, we express no opinion as to (1) the effect (if any) of any law of any jurisdiction (except the State of New York) in which any Lender is located which limits the rate of interest that such Lender may charge or collect; (2) whether provisions of the Basic Documents which permit the Administrative Agent, the Majority Lenders, or any Lender to take action or make determinations or to require payments under indemnity and similar provisions may be subject to a requirement that such action be taken or such determinations be made on a reasonable basis and in good faith and that any action or omission to act in respect of which any such payment is so required be reasonable and in good faith; or (3) whether a holder of any Note may, under certain circumstances, be called upon to prove the outstanding amount of the Loans evidenced thereby.

          We are members of the bar of the State of New York and we do not herein express any opinion as to any matters governed by any laws other than the laws of the State of New York and the General Corporation Law of the State of Delaware.



                             Very truly yours,