Form 10-Q
period 1994-06-30
GEORGIA GULF CORP /DE/
filed 1994-08-11
CIK 805264

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


     (Mark One)
       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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


                                             Outstanding as of
               Class                         August 1, 1994
Common Stock, $0.01 par value................41,578,044 shares

                    GEORGIA GULF CORPORATION

                            FORM 10-Q

              QUARTERLY PERIOD ENDED JUNE 30, 1994

                              INDEX



                                                       Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of June 30, 1994 and
               December 31, 1993                            2

          Condensed Consolidated Statements of
               Income for the three and six months ended
               June 30, 1994 and 1993                       3

          Condensed Consolidated Statements of
               Cash Flows for the six months
               ended June 30, 1994 and 1993                 4

          Notes to Condensed Consolidated Financial
               Statements as of June 30, 1994               5-6

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                           7-9

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                        10

     Item 6.   Exhibits and Reports on Form 8-K             10

SIGNATURES                                                  11

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                                        GEORGIA GULF CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)

                                                                 June 30,                 December 31,
                                                                      1994                     1993

ASSETS

Current assets
     Cash and cash equivalents                                   $    2,827               $    3,099
     Receivables                                                    123,082                   96,068
     Inventories                                                     62,897                   58,261
     Prepaid expenses                                                 9,983                   10,350
     Deferred income taxes                                            7,098                    9,759
          Total current assets                                      205,887                  177,537
Property, plant and equipment, at cost                              419,324                  388,844
     Less accumulated depreciation                                  179,248                  166,009
          Property, plant and equipment, net                        240,076                  222,835
Other assets                                                          4,831                    4,915
Total assets                                                     $  450,794               $  405,287

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Current portion of long-term debt                           $       --               $   14,049
     Accounts payable                                                79,353                   59,911
     Interest payable                                                 7,439                   16,824
     Accrued income taxes                                             2,357                    3,129
     Other accrued liabilities                                       21,221                   15,950
          Total current liabilities                                 110,370                  109,863
Long-term debt                                                      370,131                  365,157
Deferred income taxes                                                40,982                   40,844
Stockholders' equity (deficit)
     Common stock - $0.01 par value                                     414                      410
     Additional paid-in capital                                     173,641                  166,439
     Retained earnings (deficit)                                  (244,744)                (277,426)
          Total stockholders' equity (deficit)                     (70,689)                (110,577)
Total liabilities and stockholders' equity (deficit)             $  450,794               $  405,287

Common shares outstanding                                        41,387,814               40,951,571

                                See notes to condensed consolidated financial statements.

                                        GEORGIA GULF CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (In thousands, except share data)

                                                                 Three Months Ended            Six Months Ended
                                                                   June 30,                 June 30,
                                                                 1994           1993           1994           1993

Net sales                                                   $  208,188    $   195,202     $  401,094     $  377,108

Operating costs and expenses
     Cost of sales                                             156,342        157,262        310,062        302,342
     Selling and administrative                                 11,472          9,292         21,359         19,009

          Total operating costs and expenses                   167,814        166,554        331,421        321,351

Operating income                                                40,374         28,648         69,673         55,757

Other income (expense)
     Interest, net                                             (9,454)       (11,351)       (19,236)       (23,242)

Income before income taxes, extraordinary charge
     and cumulative effect of accounting change                 30,920         17,297         50,437         32,515

Provision for income taxes                                      10,968          5,821         17,755         10,919

Income before extraordinary charge and cumulative
     effect of accounting change                                19,952         11,476         32,682         21,596

Extraordinary charge on early retirement of debt
     (net of tax benefit of $6,834)                                 --             --            --        (13,267)

Cumulative effect of accounting change for
     income taxes                                                   --             --             --         12,973

Net income                                                  $   19,952    $    11,476     $   32,682     $   21,302

Income per common share:

     Before extraordinary charge and cumulative
          effect of accounting change                       $     0.47          $   0.28  $        0.77  $        0.51

     Extraordinary charge on early retirement of debt            --                --             --             (0.32)

     Cumulative effect of accounting change for
          income taxes                                            --               --             --              0.32

Net income per common share                                 $    0.47     $     0.28      $        0.77  $        0.51

Weighted average common shares and equivalents
     outstanding                                            42,406,419     41,510,111     42,389,301     41,514,866

                                See notes to condensed consolidated financial statements.
GEORGIA GULF CORPORATION AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                                                Six Months Ended
                                                                                June 30,
                                                                           1994                 1993

Cash flows from operating activities:
     Net income                                                       $   32,682          $   21,302
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                   13,861               313,411
          Cost associated with early retirement of debt                       --              20,101
          Cumulative effect of accounting change for income taxes             --            (12,973)
          Change in assets, liabilities and other                       (10,566)             (4,712)
Net cash provided by operating activities                                 35,977              37,129

Cash flows from financing activities:
     Net change in revolving credit loan                                  73,050              57,650
     Proceeds from issuance of long-term debt                              1,000             150,000
     Principal payments on long-term debt                               (83,125)           (232,960)
     Proceeds from issuance of common stock                                3,306                 854
Net cash used in financing activities                                    (5,769)            (24,456)

Cash flows from investing activities:
     Capital expenditures                                               (30,480)            (12,909)
Net cash used in investing activities                                   (30,480)            (12,909)

Net change in cash and cash equivalents                                    (272)               (236)

Cash and cash equivalents at beginning of period                           3,099               2,904

Cash and cash equivalents at end of period                            $    2,827          $    2,668

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

Operating results for the three- and six-month periods ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Georgia Gulf Corporation and its subsidiaries' ("the Company") annual report for the year ended December 31, 1993.

NOTE 2:   INVENTORIES

The major classes of inventories were as follows (in thousands):

                                   June 30,       December 31,
                                        1994           1993

     Raw materials and supplies    $    23,336    $    20,819
     Finished goods                     39,561         37,442
                                   $    62,897    $    58,261



NOTE 3:   LONG-TERM DEBT AND INTEREST RATE SWAP AGREEMENTS

The Company refinanced its senior debt on April 27, 1994, replacing an existing revolving credit facility and $79,613,000 term loan with an unsecured revolving credit facility permitting borrowings of up to $250,000,000 through April 1999 (the "New Credit Agreement"). The terms and conditions of the New Credit Agreement provide for reduced interest rates, less restrictive covenants and increased financial flexibility. The new revolving credit facility matures in April 1999 at which time any amounts outstanding thereunder are payable in full. The costs incurred in connection with the refinancing, including both the unamortized debt issuance costs associated with the terminated credit facility and the costs related to the New Credit Agreement, were not material. As of June 30, 1994, the Company had availability of up to $61,771,000 under the terms of the new revolving credit facility.

On June 6, 1994, the Company entered into various agreements providing for the issuance of $17,000,000 of industrial development bonds to finance an expansion of its compounding plant in Gallman, Mississippi. Under these agreements, $1,000,000 of the bonds were sold with the proceeds being deposited in a construction account maintained by a trustee to reimburse the Company for expenditures relating to the expansion. The remaining bonds were delivered to the trustee and will be sold at the Company's request by a placement agent as construction of the expansion project progresses. The bonds are collateralized by property, plant and equipment at the Gallman facility, unexpended funds, and an irrevocable letter of credit for $17,737,000. The bonds are callable at par by the Company on any date prior to the maturity of the entire bond issue on May 1, 2009. The outstanding bonds bear interest at a variable rate (4.49% at June 30, 1994). In addition, the Company is required to pay annual letter of credit and remarketing fees ranging from .20% to .775% depending on the amount of bonds issued and outstanding.

Also during the second quarter, the Company paid $6,131,000 to terminate its two outstanding interest rate swap agreements totalling a notional amount of $100,000,000. The swap agreements were being carried in the financial statements at their fair value; accordingly, the termination payment resulted in a reduction to interest payable, and no gain or loss was recorded on the transaction.

    Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                      RESULTS OF OPERATIONS

Second Quarter of 1994 Compared with the Second Quarter of 1993:

For the second quarter ended June 30, 1994, net income per common share was $0.47 on net income of $20.0 million and sales of $208.2 million. This compares to net income per common share of $0.28, net income of $11.5 million and sales of $195.2 million for the second quarter of 1993.

Operating income for the second quarter of 1994 was $40.4 million, an increase of 41% from $28.6 million for the same period in 1993. This increase was largely attributable to the strong demand for methanol and vinyl products, which resulted in higher sales prices and gross margins. Overall, the average sales price of the Company's products increased, while the Company experienced a slight decline in total sales volumes. Also reflected in the second quarter results is a charge relating to stock option plan compensation, which increased selling and administrative expense by $2.1 million.

Interest expense declined $1.9 million when comparing the second quarter of 1994 to the same period in 1993. This decline was attributable to $49.0 million of debt repayments over the past twelve months from funds generated by operating activities and reduced interest rates attributable to a debt refinancing early in the second quarter of 1994.

The effective tax rate increased to 35.5% for the second quarter of 1994 from 33.7% in the second quarter of 1993 principally due to the 1% increase of the statutory federal income tax rate during the third quarter of 1993 and the higher taxable income in 1994.

Six Months Ended June 30, 1994, Compared With Six Months Ended June
30, 1993:

Sales for the six months ended June 30, 1994, increased to $401.1 million from $377.1 million for the same 1993 period. Operating income for the six months ended June 30, 1994, was $69.7 million, up 25 percent from $55.8 million for the same 1993 period. These increases were primarily attributable to a continued high level of demand for methanol, accompanied by a strong performance from the Company's vinyl products.

Net income for the six months ended June 30, 1994, was $32.7 million as compared to $21.3 million for the same 1993 period.
This increase was principally due to higher operating income and lower interest expense. Net income for the six months ended June 30, 1993, reflects an extraordinary charge of $13.3 million relating to a debt extinguishment, which was offset by a $13.0 million benefit from a change in the method of accounting for income taxes.
The effective tax rate increased to 35.2% in 1994 from 33.6% in 1993, resulting from the 1% increase of the statutory federal income tax rate during the third quarter of 1993 and higher taxable income in 1994.

Earnings per share for the six months ended June 30, 1994, were $0.77 as compared to $0.51 for the same 1993 period reflecting the higher net income.

                 LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1994, $36.0 million of cash was generated by operating activities as compared to $37.1 million for the six months ended June 30, 1993. This decrease was largely attributable to an increase in accounts receivable resulting from higher sales during the first half of 1994, which was offset in part by an increase in accounts payable.

Debt was reduced by $9.1 million during the six months ended June 30, 1994, to a level of $370.1 million, which consisted of senior debt of $179.0 million and subordinated notes of $191.1 million. The senior debt was refinanced on April 27, 1994, which provides the Company with greater financial flexibility and lower interest rates. The new credit agreement is an unsecured $250 million revolving credit facility due in April of 1999. The costs associated with the refinancing were not material.

Capital expenditures for the six months ended June 30, 1994, were $30.5 million as compared to $12.9 million for the same 1993 period. This increase reflects the expenditures for a methanol plant expansion to be completed in the third quarter and a vinyl resin plant expansion scheduled for completion by the fourth quarter of 1994. Capital expenditures for the second half of 1994 are expected to total approximately $30 million, with the majority being spent on the vinyl resin plant expansion.

The Company has not declared a dividend since December 1989. The terms of the Company's new credit agreement and its outstanding note indenture limit the payment of cash dividends based on certain criteria.

Management believes that cash provided by operations and the availability under the Company's revolving credit facility will provide sufficient funds to support planned capital expenditures, working capital and debt service requirements.

                             OUTLOOK

During the first half of 1994, positive changes developed in the marketplace for nearly all of the Company's products. Two of the key factors were the increased demand for MTBE, a fuel additive made from methanol that results in cleaner burning fuels, and improvements in the construction industry. Looking forward to the third quarter, the Company is expecting further improvements in the level of demand and product pricing, which will hopefully sustain the Company's upward earnings momentum.
PART II.OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held May 17, 1994, in Atlanta, Georgia, for the following purposes: (i) to elect three directors for a term of three years; (ii) to consider and take action to approve and adopt the Company's 1994 Employee Stock Purchase Plan; and (iii) to consider and take action upon the ratification of the selection of Arthur Andersen & Co. to serve as independent public accountants for the Company for the year ending December 31, 1994.

The results of the voting by stockholders at the annual meeting were as follows:

                                             Broker Non-Votes
Director            For            Withheld   or abstentions
John D. Bryan       34,558,925     256,787                  0
Dennis M. Chorba    34,628,542     187,170                  0
Edward S. Smith     34,557,025     258,687                  0

The terms of the following directors also continued after the meeting:

James R. Kuse
Jerry R. Satrum
Alfred C. Eckert III
Robert E. Flowerree
Holcombe T. Green, Jr.

The Company's 1994 Employee Stock Purchase Plan was approved and adopted by the following votes:

For                 Against        Abstain   Broker Non-Votes
34,356,873          253,167        205,672                  0

The selection of Arthur Andersen & Co. to serve as independent public accountants for the Company for the year ending December 31, 1994, was ratified by the following votes:

For                 Against        Abstain   Broker Non-Votes
34,712,102          37,803         65,807                   0



     Item 6.   Exhibits and Reports on Form 8-K

a)   No exhibits are filed as part of this Form 10-Q Quarterly
     Report.

b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1994.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GEORGIA GULF CORPORATION
                                        (Registrant)


Date August 10, 1994                /s/ Jerry R. Satrum
                                   Jerry R. Satrum
                                   President and Chief
                                        Executive Officer
                                   (Principal Executive Officer)




Date August 10, 1994               /s/ Richard B. Marchese
                                   Richard B. Marchese
                                   Vice President - Finance and
                                        Chief Financial Officer
                                   (Principal Financial Officer)