Form 10-Q
period 1994-09-30
GEORGIA GULF CORP /DE/
filed 1994-11-14
CIK 805264

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


     (Mark One)
       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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


                                             Outstanding as of
               Class                         November 1, 1994
Common Stock, $0.01 par value................41,716,808 shares

                    GEORGIA GULF CORPORATION

                            FORM 10-Q

            QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                              INDEX



                                                       Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of September 30, 1994 and
               December 31, 1993                            2

          Condensed Consolidated Statements of
               Income for the three and nine months ended
               September 30, 1994 and 1993                  3

          Condensed Consolidated Statements of
               Cash Flows for the nine months
               ended September 30, 1994 and 1993            4

          Notes to Condensed Consolidated Financial
               Statements as of September 30, 1994          5-6

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                           7-9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K             10

SIGNATURES                                                  11

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements


            GEORGIA GULF CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)




                                                     September 30,           December 31,
                                                         1994                    1993
                                                    _______________         ______________
             Assets
             ______
             Current assets
               Cash and cash equivalents                    $3,541                 $3,099
               Receivables                                 129,177                 96,068
               Inventories                                  63,648                 58,261
               Prepaid expenses                             10,045                 10,350
               Deferred income taxes                         7,098                  9,759
                                                    _______________         ______________
                 Total current assets                      213,509                177,537
                                                    _______________         ______________
             Property, plant and equipment, net            250,173                222,835
                                                    _______________         ______________
             Other assets                                    3,947                  4,915
                                                    _______________         ______________
             Total assets                                 $467,629               $405,287
                                                    ===============         ==============




             Liabilities and Stockholders' Equity (Deficit)
             _________________________________________
             Current liabilities
               Current portion of long-term debt          $        --             $14,049
               Accounts payable                             63,787                 59,911
               Interest payable                             14,641                 16,824
               Accrued income taxes                          8,707                  3,129
               Other accrued liabilities                    25,515                 15,950
                                                    _______________         ______________
                 Total current liabilities                 112,650                109,863
                                                    _______________         ______________
             Long-term debt                                346,681                365,157
                                                    _______________         ______________
             Deferred income taxes                          40,609                 40,844
                                                    _______________         ______________
             Stockholders' equity (deficit)                (32,311)              (110,577)
                                                    _______________         ______________
             Total liabilities and
               stockholders' equity (deficit)             $467,629               $405,287
                                                    ===============         ==============


             Common shares outstanding                  41,694,733             40,951,571
                                                    ===============         ==============

            See notes to condensed consolidated financial statements.




             GEORGIA GULF CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except share data)



                                                Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                                 1994            1993              1994            1993
                                            ______________  ______________    ______________  ______________
    Net sales                                    $249,044        $199,635          $650,138        $576,743
                                            ______________  ______________    ______________  ______________
    Operating costs and expenses
      Cost of sales                               176,200         162,408           486,262         464,750
      Selling and administrative                   13,439           9,140            34,798          28,149
                                            ______________  ______________    ______________  ______________
        Total operating costs and expenses        189,639         171,548           521,060         492,899
                                            ______________  ______________    ______________  ______________

    Operating income                               59,405          28,087           129,078          83,844

    Other income (expense)
      Interest, net                                (9,347)        (10,844)          (28,583)        (34,086)
                                            ______________  ______________    ______________  ______________
    Income before income taxes,
      extraordinary charge and cumulative
      effect of accounting change                  50,058          17,243           100,495          49,758

    Provision for income taxes                     18,228           7,096            35,983          18,015
                                            ______________  ______________    ______________  ______________
    Income before extraordinary charge
      and cumulative effect of
      accounting change                            31,830          10,147            64,512          31,743

    Extraordinary charge on early
      retirement of debt (net of tax                    --              --                --        (13,267)
      benefit of $6,834)

    Cumulative effect of accounting change
      for income taxes                                  --              --                --         12,973
                                            ______________  ______________    ______________  ______________
    Net income                                    $31,830         $10,147           $64,512         $31,449
                                            ==============  ==============    ==============  ==============

    Income per common share:
      Before extraordinary charge
        and cumulative effect of
        accounting change                           $0.75           $0.24             $1.52           $0.76

      Extraordinary charge on early
        retirement of debt                              --              --                --          (0.32)

      Cumulative effect of accounting change
        for income taxes                                --              --                --           0.32
                                            ______________  ______________    ______________  ______________
    Net income per common share                     $0.75           $0.24             $1.52           $0.76

                                            ==============  ==============    ==============  ==============

    Weighted average common shares
      and equivalents outstanding              42,512,726      41,577,329        42,400,423      41,472,067
                                            ==============  ==============    ==============  ==============





           See notes to condensed consolidated financial statements.



             GEORGIA GULF CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     ---------------------------------------------------------------------------------------
                           (In thousands)


                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                            1994        1993
                                                                                         ----------  ----------
    Cash flows from operating activities:
      Net income                                                                           $64,512     $31,449
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation  and amortization                                                    20,778      19,925
          Cost associated with early retirement of debt                                          --     20,101
          Cumulative effect of accounting change  for income taxes                               --    (12,973)
          Change in assets, liabilities and other                                          (11,661)     15,327
                                                                                         ----------  ----------
    Net cash provided by operating activities                                               73,629      73,829
                                                                                         ----------  ----------
    Cash flows from financing activities:
      Net change in revolving credit loan                                                   49,600      33,000
      Proceeds from issuance of long-term debt                                               1,000     150,000
      Principal payments on long-term debt                                                 (83,125)   (238,585)
      Proceeds from issuance of common stock                                                 6,180       2,572
                                                                                         ----------  ----------
    Net cash used in financing activities                                                  (26,345)    (53,013)
                                                                                         ----------  ----------
    Cash flows from investing activities:
      Capital expenditures                                                                 (46,842)    (20,053)
                                                                                         ----------  ----------
    Net cash used in investing activities                                                  (46,842)    (20,053)
                                                                                         ----------  ----------

    Net change in cash and cash equivalents                                                    442         763

    Cash and cash equivalents at beginning of period                                         3,099       2,904
                                                                                         ----------  ----------
    Cash and cash equivalents at end of period                                              $3,541      $3,667
                                                                                         ==========  ==========

            See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results for the three- and nine-month periods ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Georgia Gulf Corporation and its subsidiaries' ("the Company") annual report for the year ended December 31, 1993.

NOTE 2:   INVENTORIES

The major classes of inventories were as follows (in thousands):

                                   September 30,       December 31,
                                        1994           1993

     Raw materials and supplies    $    27,105    $    20,819
     Finished goods                     36,543         37,442
                                   -----------    -----------
                                   $    63,648    $    58,261
                                   ===========    ===========


NOTE 3:   LONG-TERM DEBT AND INTEREST RATE SWAP AGREEMENTS

The Company refinanced its senior debt on April 27, 1994, replacing an existing revolving credit facility and $79,613,000 term loan with an unsecured revolving credit facility permitting borrowings of up to $250,000,000 through April 1999 (the "New Credit Agreement"). The terms and conditions of the New Credit Agreement provide for reduced interest rates, less restrictive covenants and increased financial flexibility. The new revolving credit facility matures in April 1999, at which time any amounts outstanding thereunder are payable in full. The costs incurred in connection with the refinancing, including both the unamortized debt issuance costs associated with the terminated credit agreement and the costs related to the New Credit Agreement, were not material. As of September 30, 1994, the Company had availability of up to $93,335,000 under the terms of the new revolving credit facility.

On June 6, 1994, the Company entered into various agreements providing for the issuance of $17,000,000 of industrial development revenue bonds to finance an expansion of its compounding plant in Gallman, Mississippi. Under these agreements, $1,000,000 of the bonds were sold and the proceeds were used to reimburse the Company for expenditures relating to the expansion. The remaining bonds were delivered to the trustee and will be sold at the Company's request by a placement agent as construction of the expansion project progresses. The bonds are collateralized by property, plant and equipment at the Gallman facility, unexpended funds and an irrevocable letter of credit for $17,737,000. The bonds are callable at par by the Company on any date prior to the maturity of the entire bond issue on May 1, 2009. The outstanding bonds bear interest at a variable rate (5.0% at September 30, 1994). In addition, the Company is required to pay annual letter of credit and remarketing fees ranging from .20% to .775% depending on the amount of bonds issued and outstanding.

During the second quarter of 1994, the Company paid $6,131,000 to terminate its two outstanding interest rate swap agreements totalling a notional amount of $100,000,000. The interest rate swap agreements were being carried in the financial statements at their fair value; accordingly, the termination payment resulted in a reduction to interest payable, and no gain or loss was recorded on the transaction.

    Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                      RESULTS OF OPERATIONS

Third Quarter of 1994 Compared with the Third Quarter of 1993:

For the third quarter ended September 30, 1994, net income per common share was $0.75 on net income of $31.8 million and net sales of $249.0 million. This compares to net income per common share of $0.24, net income of $10.1 million and net sales of $199.6 million for the third quarter of 1993.

Operating income for the third quarter of 1994 was $59.4 million, an increase of 112 percent from $28.1 million for the same period in 1993. The average product sales price was up 21 percent while sales volumes increased slightly. The increase in sales prices outpaced higher raw material costs, which in turn resulted in improved gross margins for the quarter-to-quarter comparison.

Selling and administrative expenses were $13.4 million for the third quarter of 1994, compared to $9.1 million for the same period in 1993. The increase resulted primarily from charges relating to the Company's incentive program and stock option plan of $2.0 million and $1.8 million, respectively, in the third quarter of 1994.

Interest expense declined $1.5 million when comparing the third quarter of 1994 to the same period in 1993. This decline was attributable to $42.2 million of debt repayments over the past twelve months from funds generated by operating activities and reduced interest rates in connection with a debt refinancing early in the second quarter of 1994.

The income tax provision for the third quarter of 1993 includes a charge of $1.3 million to reflect the cumulative effect of the increase in the statutory federal income tax rate that occurred last year. Excluding the impact of the 1993 charge, the effective income tax rate increased in 1994 as a result of higher taxable income.

Nine Months Ended September 30, 1994, Compared With Nine Months
Ended September 30, 1993:

Net sales for the nine months ended September 30, 1994, increased to $650.1 million from $576.7 million for the same 1993 period. Operating income for the nine months ended September 30, 1994, was $129.1 million, up 54 percent from $83.8 million for the same 1993 period. These increases were primarily attributable to a continued high level of demand for methanol, accompanied by a strong performance from the Company's vinyl products.

Selling and administrative expenses increased to $34.8 million for the nine months ended September 30, 1994, as compared to $28.1 million for the same 1993 period. This increase was largely a result of higher compensation expense related to stock option plans and incentive programs.

Net income for the nine months ended September 30, 1994, was $64.5 million as compared to $31.4 million for the same 1993 period.
This increase was principally due to higher operating income and lower interest expense. Net income for the nine months ended September 30, 1993 reflects an extraordinary charge of $13.3 million relating to a debt extinguishment, which was offset by a $13.0 million benefit from a change in the method of accounting for income taxes. Earnings per share for the nine months ended September 30, 1994, were $1.52 as compared to $0.76 for the same 1993 period reflecting the higher net income.

                 LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1994, $73.6 million of cash was generated by operating activities as compared to $73.8 million for nine months ended September 30, 1993. An increase to cash flow from higher net income in 1994 was offset by expanded working capital requirements, primarily related to a $33.1 million increase in receivables as a result of higher selling prices in 1994.

Debt was reduced by $32.5 million during the nine months ended
September 30, 1994, to a level of $346.7 million, which consisted of senior debt of $155.6 million and subordinated notes of $191.1 million.

Capital expenditures for the nine months ended September 30, 1994, were $46.8 million as compared to $20.1 million for the same 1993 period. The primary capital expenditures during 1994 were for a methanol plant expansion completed during the latter part of the third quarter and a vinyl resin plant expansion scheduled for completion by the end of the year. Capital expenditures for the fourth quarter of 1994 are expected to be approximately $15 million, with the majority being spent on the vinyl resin plant expansion.

The Company has not declared a dividend since December 1989. The terms of the Company's new credit agreement and its outstanding note indenture limit the amount of cash dividends based on certain criteria.

Management believes that cash provided by operations and the availability under the Company's revolving credit facility will provide sufficient funds to support planned capital expenditures, working capital and debt service requirements.


                            OUTLOOK

For the fourth quarter, the Company is experiencing historically high levels of demand for nearly all of its products and is not anticipating a seasonal slowdown late in the quarter. These high levels of demand, along with additional profits from the increased methanol capacity brought on at the end of the third quarter, should result in higher earnings potential.

PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K

a)   No exhibits are filed as part of this Form 10-Q Quarterly
     Report.

b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1994.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GEORGIA GULF CORPORATION
                                        (Registrant)


Date November 10, 1994              /s/ Jerry R. Satrum
                                   Jerry R. Satrum
                                   President and Chief
                                        Executive Officer
                                   (Principal Executive Officer)




Date November 10, 1994             /s/ Richard B. Marchese
                                   Richard B. Marchese
                                   Vice President - Finance and
                                        Chief Financial Officer
                                   (Principal Financial Officer)