Form 10-K
GEORGIA GULF CORP /DE/
filed 1995-03-31
CIK 805264

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1994

                                     OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            ACT OF 1934 (NO FEE REQUIRED) For the transition period from
             _________ to ________

                        Commission File Number 1-9753

                          GEORGIA GULF CORPORATION
           (Exact name of Registrant as specified in its Charter)

        Delaware                                 58-1563799
   (State of Incorporation)            (I.R.S. Employer Identification No.)

400 Perimeter Center Terrace,
        Suite 595,
     Atlanta, Georgia                                    30346
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (404) 395-4500

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

   Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 20, 1995 was $1,142,000,000.

   Indicate the number of common shares outstanding of the Registrant's common stock as of the latest practicable date.

        Class                         Outstanding at March 20, 1995
      Common Stock, $.01 par value           39,899,216 shares

                   DOCUMENTS INCORPORATED BY REFERENCE
                    (To the Extent Indicated Herein)

1994 Annual Report to Stockholders in Parts II and IV of this Form 10-K. Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1995 in Part III of this Form 10-K.

TABLE OF CONTENTS

                           PART I

ITEM                                                           PAGE NUMBER

1) Business
        General Description of Business                            1
        Electrochemical Products                                 1-3
        Aromatic Chemical Products                                 3
        Natural Gas Product                                      3-4
        Great River Oil & Gas Corporation                          4
        Georgia-Pacific Contract                                   4
        Marketing                                                  4
        Raw Materials                                              4
        Competition                                              4-5
        Employees                                                  5
        Environmental Regulation                                   5

2) Properties                                                      6

3) Legal Proceedings                                               7

4) Submission of Matters to a Vote of Security Holders             7

                           PART II

5) Market Price of and Dividends on the Registrant's Common Equity
   and Related Stockholder Matters                                 7

6) Selected Financial Data                                         7

7) Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                       7

8) Financial Statements and Supplementary Data                     7

9) Changes in and Disagreements With Accountants on Accounting
   and Financial Disclosure                                        7

                          PART III

10) Directors and Executive Officers of the Registrant             8

11) Executive Compensation                                         8

12) Security Ownership of Certain Beneficial Owners and
    Management                                                     8

13) Certain Relationships and Related Transactions                 9

                           PART IV

14) Exhibits, Financial Statement Schedule and Reports on
    Form 8-K                                                    9-11

                           SIGNATURES

                                 PART I

Item 1.  BUSINESS.

General Description of Business

     Georgia Gulf Corporation (the "Company") is a leading manufacturer and marketer of quality chemical and plastic products. The Company's products are manufactured through two highly integrated lines categorized into electrochemicals and aromatic chemicals; and also a third product line, methanol, a natural gas chemical. The Company's electrochemical products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), vinyl resins and compounds; the Company's aromatic chemical products include cumene, phenol and acetone. The Company also owns a small oil and gas exploration and production company.

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

     The Company's major capital projects during 1994 were a vinyl resin plant expansion and the completion of a methanol plant expansion, both located at the Plaquemine, Louisiana, complex. The Company spends approximately one-fourth of its capital budget, before capital expansion projects, on environmental and safety programs, which enables the Company to continue to meet or exceed various regulatory standards. The remaining expenditures are typically used to expand, modernize and/or improve the efficiency of existing facilities.

     The Company is currently expanding the vinyl rigid compound plant at its
Gallman, Mississippi, location.   The expansion consists of two phases which
combined will add 168 million pounds of capacity. Completion of the first phase for approximately 50 percent of the expanded capacity is expected by early 1996. The Company has also begun a modernization and expansion of the cumene plant at Pasadena, Texas, which is expected to be completed in 1996. Additionally, a modernization and expansion has been announced for the Company's VCM plant in Plaquemine, Louisiana. The VCM modernization and expansion will commence in early 1995 and is expected to be completed by the end of 1996.

     The Company's long-term strategy is to concentrate its efforts on products and services in the chemical and plastic industries. These efforts include the continuing investment in maintaining and improving the Company's low cost position, as well as selective and prudent capacity additions or expansions that could promote growth in present and closely related product lines.

Electrochemical Products

     Chlorine/Caustic Soda/Sodium Chlorate. The Company's facility at Plaquemine, Louisiana, has the annual capacity to produce 452 thousand tons of chlorine and 501 thousand tons of chlorine's co-product, caustic soda, as well as 27 thousand tons of sodium chlorate.

     The major raw materials for these products are salt brine and electric power. The Company has a long-term lease on a salt dome near Plaquemine, Louisiana, with sufficient reserves of salt to last nearly 50 years at current rates of production. The lease grants the Company the exclusive use of the salt dome for the production of salt brine.

     Electric power is the most significant cost component in the production of chlorine, caustic soda and sodium chlorate. The Company's electrical requirements are supplied by Louisiana Power and Light Company, pursuant to an agreement that terminates September 1998, at rates that recognize the lower cost of supplying a very large, high load-factor customer.

     Chlorine is used in the production of various chemicals, including those used to make plastics and vinyl resins. Other applications include drinking water purification, wastewater disinfection, pulp and paper bleaching, agricultural products, laundry aids, and pharmaceuticals.

     Chlorine is used by the Company in the production of VCM, which is then used to produce vinyl resins. In 1994, the amount of chlorine consumed in the production of VCM represented a majority of the Company's chlorine production. The Company sells the remaining chlorine principally to the pulp and paper and chemical industries.

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

     Vinyl Chloride Monomer. The Company produces VCM at its Plaquemine, Louisiana, complex as the feedstock for the production of vinyl resins. The major raw materials used in VCM production are purchased ethylene and Company-produced chlorine. The VCM plant's annual capacity is 1.26 billion pounds. A majority of the VCM production in 1994 was used by the Company's vinyl resins operations with the remainder being sold to other vinyl resins producers.

     Vinyl Suspension Resins. The Company operates a vinyl suspension resins plant at Plaquemine, Louisiana. The plant is located adjacent to its major raw material supplier, the Company's VCM facility, thereby minimizing transportation and handling costs. The annual production capacity of the vinyl suspension resins plant is 1.12 billion pounds.

     Vinyl suspension resins are some of the most widely used plastics in the world today. After being formulated to desired properties, vinyl resins are heated and shaped into finished products by various extrusion, calendaring and molding processes. Applications are diverse and include pipe, window frames, siding, flooring, shower curtains, packaging, bottles, film, medical tubing and business machine housings. Vinyl resins are also important to the automotive industry for use in seats, trim, floormats and vinyl tops.

     Vinyl Emulsion Resins. The Company's Delaware City, Delaware, facility produces special purpose vinyl emulsion resins with an annual capacity of 48 million pounds. Vinyl emulsion resins, once compounded, are generally semi-liquid and are processed with heat. Typical applications include filter gaskets, battery separators, caulking compounds, sealants, surgical gloves, bottle cap liners and squeeze toys.

     Vinyl Rigid Compounds. The Company's vinyl compounding plants, which have an aggregate of 290 million pounds of annual capacity, are located in Gallman, Mississippi; Delaware City, Delaware; and Tiptonville, Tennessee. Vinyl compounds are formulated to provide specific end-use properties that allow the material to be thermoformed directly into a finished product. All sales of vinyl compounds are to outside customers. The product line can be segregated into three major product areas according to the following fabrication methods:

        Blow Molding -- The Company is a supplier of blow molding compounds, which are primarily used for both food-grade and general purpose bottles. Supplied in both clear and opaque colors, the materials are used to package edible oils, cosmetics, shampoos, charcoal lighter fluid and bottled water.

        Injection Molding -- The Company supplies compounds used in the business machine market for computer housings and keyboards. It also supplies compounds to produce electrical outlet boxes. These proprietary compounds, with extensive approval procedures by customers or regulatory bodies, are sold to some of the leading producers of injection molded products. The Company also manufactures compounds for use in pipe and furniture fittings.

        Profile Extrusion -- The Company supplies profile extrusion markets, which have applications in window and furniture profiles and extruded sheets for household fixtures and decorative overlays. Profile extrusions are an end-product for both pelletized and powder compounds.

Aromatic Chemical Products

     Cumene. Cumene is produced at the Company's Pasadena, Texas, facility located on the Houston ship channel. The Company's cumene plant, the world's largest, has an annual capacity of 1.42 billion pounds. Cumene is produced from benzene and propylene, which are purchased from various suppliers under supply agreements and obtained from the numerous petroleum complexes located in the surrounding area. A large portion of the Company's 1994 cumene output was consumed internally in the production of phenol and its co-product acetone.

     Phenol/Acetone. Phenol and acetone are produced at the Company's Plaquemine, Louisiana, plant, which has approximately 440 million pounds of annual phenol capacity and 270 million pounds of annual acetone capacity, as well as at the Pasadena, Texas, plant where annual capacity is 160 million pounds of phenol and 100 million pounds of acetone.

     Phenol is a major ingredient in phenolic resins, which are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, as well as in insulation and electrical parts. Phenol is also a precursor to high performance plastics used in automobiles, household appliances, electronics and protective coating applications.
Phenol serves as an important building block for other familiar products such as nylon carpeting, oil additives and pharmaceuticals.

     The largest use for acetone is as a key ingredient to methyl methacrylate, which is used to produce acrylic sheeting and in surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineering plastics and several major industrial solvents. Other uses range from wash solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

     Also as a result of the phenol/acetone manufacturing process, the Company produces a by-product, alpha-methylstyrene ("AMS"), which is primarily used as a polymer modifier and as a chemical intermediate.

Natural Gas Product

     Methanol. Methanol is produced at the Company's plant at Plaquemine, Louisiana, with an annual capacity of 160 million gallons. Natural gas represents the majority of the cost of methanol. The Plaquemine facility is located in the center of Louisiana's oil and gas producing region and has three separate pipeline systems delivering gas to the plant. The natural gas is purchased by the Company under long-term contracts at market prices from gas pipeline companies and directly from gas producers.

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

Georgia-Pacific Contract

     The Company has contracts to supply, subject to certain limitations, a substantial percentage of Georgia-Pacific's requirements for certain chemicals at market prices. These supply contracts have various expiration dates (depending on the product) from 1995 through 1999 and may be extended year-to-year upon expiration. The sales to Georgia-Pacific under these supply contracts for the years ended December 31, 1994, 1993 and 1992 amounted to approximately 15%, 15% and 14% of the Company's sales, respectively.

Marketing

     The Company markets its products primarily to industrial customers throughout the United States. The Company's products are sold by its sales force, which is organized by product line. The sales organization, which is located predominantly in the eastern and midwestern United States, is supported by the Company's technical service staff.

     The Company's marketing program has been aimed at expanding and diversifying its customer base both domestically and internationally. Other than Georgia-Pacific, no single customer represents more than 10% of the Company's net sales. Export sales accounted for approximately 13%, 14% and 15% of the Company's net sales for the years ended December 31, 1994, 1993 and 1992, respectively. The principal international markets served by the Company include Canada, Mexico, Latin America, Europe and Asia.

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

     Management believes that the Company is well-positioned to compete as a result of integrated product lines, the operational efficiency of its plants and the location of its facilities near major water and rail transportation terminals.

Employees

     As of December 31, 1994, the Company had 1,146 full-time employees. The Company also utilizes approximately 379 workers supplied by outside contractors. The Company has one collective bargaining agreement, which covers 55 employees at its Tiptonville, Tennessee, facility as of December 31, 1994.

Environmental Regulation

     The Company's operations are subject to various federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid and hazardous waste; emissions into the air and discharges into surface and underground waters; and the manufacture of chemical substances. All of the plants operated by the Company meet current environmental standards. In addition, Georgia-Pacific has agreed to indemnify the Company for certain environmental liabilities. See Item 3 -- "Legal Proceedings."

     Management believes that the Company is in material compliance with all current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause the Company to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and therefore it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.


Item 2.  PROPERTIES

     The Company's asset base was established from 1971 to the present with construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas, cumene plant; the purchase of the three vinyl resin and/or compound plants and the purchase of the Bound Brook, New Jersey, phenol/acetone facility subsequently relocated to Pasadena, Texas, and modernized in 1990. The Company continues to explore ways to expand both its plant capacities and product lines. The Company believes current and planned capacity will adequately meet anticipated demand requirements. The average capacity utilization percentage of the Company's production facilities operating in 1994 was approximately 97%.

     The following table sets forth the location of each chemical manufacturing facility owned by the Company, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operation, as of December 31, 1994:

Location            Products                        Annual Capacity

Delaware City, DE   Vinyl Emulsion Resins,
                    in million pounds                  48

Delaware City, DE   Vinyl Rigid Compounds,
Gallman, MS         in million pounds                  290
Tiptonville, TN

Pasadena, TX        Cumene, in billion pounds         1.42
                    Phenol, in million pounds          160
                    Acetone, in million pounds         100

Plaquemine, LA      Chlorine, in thousand tons         452
                    Caustic Soda, in thousand tons     501
                    Sodium Chlorate, in thousand tons   27
                    Vinyl Chloride Monomer,
                         in billion pounds            1.26
                    Vinyl Suspension Resins,
                         in billion pounds            1.12
                    Phenol, in million pounds          440
                    Acetone, in million pounds         270
                    Methanol, in million gallons       160

     The Company's manufacturing facilities are located near major water and rail transportation terminals facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, the Company has a fleet of 2,405 railcars of which 753 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2010. The total lease expense for the Company's railcars and other transportation equipment was approximately $8,408,000 for 1994.

     The Company leases office space for its principal executive offices in Atlanta, Georgia. The Company also leases office space for data processing in Baton Rouge, Louisiana; sales offices in Houston, Texas; Schaumburg, Illinois; and Lawrenceville, New Jersey; as well as numerous storage terminals located across the country.


Item 3.  LEGAL PROCEEDINGS.

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or on the results of operations of the Company.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the captions "Corporate Information- -Common Stock Data" and Notes 5 and 6 of the "Notes to Consolidated Financial Statements" of the Company's 1994 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 6.  SELECTED FINANCIAL DATA.

     The information set forth under the caption "Five-Year Selected Financial Data" of the Company's 1994 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis" of the Company's 1994 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information set forth on pages 22 through 35 of the Company's 1994 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

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


                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1995, is hereby incorporated by reference in response to this item.

     The following is certain information regarding the executive officers of the Company who are not Directors:

           Richard B. Marchese, 53, has served as Vice President --Finance, Chief Financial Officer and Treasurer of the Company since
           May 1989, and prior thereto served as Controller from its inception.

           Thomas G. Swanson, 53, has served as Vice President -- Supply and Corporate Development since August 1993. Mr. Swanson served as Vice President -- Commodity Chemicals Group from December 1989 to August 1993; as General Manager -- Commodity Chemicals Group from November 1988 until December 1989; and as Director of Corporate Development for the Company from July 1987. Prior thereto, Mr. Swanson was Manager -- Supply and Distribution for the Company since its inception.

           Mark J. Seal, 43, has served as Vice President -- Polymer Group since August 1993. Mr. Seal served as Business and Manufacturing
           Director -- Vinyl Resins from May 1992 until August 1993 and as Business Manager PVC Resins and Compounds from May 1989 until May 1992. Prior thereto, Mr. Seal served as Business Manager -- Electrochemicals from January 1987 until May 1989 and as Midwest Regional Sales Manager for the Company since its inception.

           Gary L. Elliott, 50, has served as Vice President -- Marketing and Sales Commodity Chemicals Group since August 1993. Mr. Elliott served as Business Manager -- Electrochemicals and Midwest Regional Sales Manager from June 1989 until August 1993. Prior thereto,
           Mr. Elliott served as Northeast Regional Sales Manager from May
           1987 until June 1989; as VCM Product Manager from November 1985 to May 1987; and as a Sales Representative for the Company since its inception.

           Edward A. Schmitt, 49, has served as Vice President -- Operations Commodity Chemicals Group since August 1993. Mr. Schmitt served as General Manager -- Chemical Operations from March 1992 until August 1993; as General Manager -- Plaquemine Division from May 1989 until March 1992; and as Plant Manager - Plaquemine Division from February 1988 until May 1989. Prior thereto, Mr. Schmitt served as Manufacturing Manager from October 1985 until February 1988 and as VCM Production Manager for the Company since its inception.

           Joel I. Beerman, 45, has served as Vice President, General Counsel and Secretary since February 1994 and as General Counsel since February 1992. Prior thereto, Mr. Beerman served as Associate General Counsel for the Company since its inception.

     Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

Item 11.  EXECUTIVE COMPENSATION.

     The information set forth under the captions "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1995, is hereby incorporated by reference in response to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the captions "Principal Stockholders" and "Security Ownership of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1995, is hereby incorporated by reference in response to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has not had any transactions required to be reported under this item for the calendar year 1994, or for the period from January 1, 1995, to the date of this report.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report for Georgia Gulf Corporation:

           (1) The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants listed below are incorporated herein by reference from pages 22 through 35 of the Company's 1994 Annual Report to Stockholders:

                  Consolidated Balance Sheets as of December 31, 1994 and 1993

                  Consolidated Statements of Income for the years ended
                   December 31, 1994, 1993 and 1992

                  Consolidated Statements of Cash Flows for the years ended
                   December 31, 1994, 1993 and 1992

                  Consolidated Statements of Changes in Stockholders' Equity
                   (Deficit) for the years ended December 31, 1994, 1993 and
                   1992

                  Notes to Consolidated Financial Statements

                  Report of Management

                  Report of Independent Public Accountants.

           (2)  Financial Statement Schedules:

                  Report of Independent Public Accountants on Financial
                   Statement Schedule

                  The following financial statement schedule is for the years ended December 31, 1994, 1993 and 1992:

                            II   Valuation and Qualifying Accounts

                  Schedules other than the one listed above are omitted because they are not required and are inapplicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

           (3) Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.


     The following exhibits are filed as part of this Form 10-K Annual Report:

  EXHIBIT
     NO.     DESCRIPTION

     10      Georgia Gulf Corporation 1995 Employee Stock Purchase Plan

     13      Portions of the 1994 Annual Report to Stockholders

     23      Consent of Independent Public Accountants

     The following exhibit is incorporated by reference to the Company's 1994 Form 10-Q Quarterly Report for the period ending March 31, 1994 filed
May 12, 1994.

  EXHIBIT
     NO.     DESCRIPTION

     10 Credit Agreement, dated April 27, 1994, between the Company and The Chase Manhattan Bank (National Association) as
             Administrative Agent.

     The following exhibits are incorporated herein by reference to the Company's 1991 Form 10-K Annual Report filed March 30, 1992.

  EXHIBIT
     NO.     DESCRIPTION

     22      Subsidiaries of the Registrant
     3(a)    Certificate of Amendment of Certificate of Incorporation
     3(b)    Amended and Restated By-Laws
     *10     Georgia Gulf Corporation 1990 Incentive Equity Plan

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

     (b)   Reports on Form 8-K

        No report on Form 8-K was filed with the Securities and Exchange Commission during the last quarter of 1994.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GEORGIA GULF CORPORATION
                                        (Registrant)


Date:  March 31  , 1995                 By:   /s/ Jerry R. Satrum
                                        Jerry R. Satrum, President and
                                        Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                    DATE

/s/ Jerry R. Satrum
Jerry R. Satrum        President, Chief Executive Officer    March 31, 1995
                       and Director
                       (Principal Executive Officer)

/s/ Richard B. Marchese
Richard B. Marchese    Vice President - Finance,
                       Chief Financial Officer                March 31, 1995
                       and Treasurer (Principal Financial
                       and Accounting Officer)

/s/ James R. Kuse
James R. Kuse           Chairman of the Board and Director    March 31, 1995

/s/ John D. Bryan
John D. Bryan           Director                              March 31, 1995

/s/ Dennis M. Chorba
Dennis M. Chorba        Director                              March 31, 1995

/s/ Alfred C. Eckert III
Alfred C. Eckert III    Director                              March 31, 1995

/s/ Robert E. Flowerree
Robert E. Flowerree     Director                              March 31, 1995

/s/ Holcombe T. Green, Jr.
Holcombe T. Green, Jr.  Director                              March 31, 1995

/s/ Edward S. Smith
Edward S. Smith         Director                              March 31, 1995

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE




To Georgia Gulf Corporation:



     We have audited in accordance with generally accepted auditing standards, the financial statements included in Georgia Gulf Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 14, 1995


                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
               SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

                                            Additions
                                                      Charged
                       Balance at    Charged to     to other                      Balance at
                       beginning     costs and      accounts--     Deductions     end of
Description            of period     expenses       describe       --describe     period


1992
Allowance for
  doubtful accounts    $3,200        $---           $---          $---           $3,200


1993
Allowance for
  doubtful accounts    $3,200        $1,900         $---          $(1,900) (1)   $3,200


1994
Allowance for
  doubtful accounts    $3,200        $1,800         $---          $(2,600) (1)   $2,400



NOTES:


(1)  Accounts receivable balances written off during the period.

                             INDEX TO EXHIBITS


EXHIBIT
  NO.     DESCRIPTION                              PAGE (1)

  10      Georgia Gulf Corporation 1995 Employee Stock Purchase Plan .   ___

  13      Portions of the 1994 Annual Report to Stockholders  . . . .    ___

  23      Consent of Independent Public Accountants . . . . . . . . . .  ___







(1)  Page numbers appear on the manually signed Form 10-K's only.

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

                                                                    EXHIBIT 13


FIVE-YEAR SELECTED FINANCIAL DATA

                                        Year Ended December 31
                               1994      1993      1992     1991      1990
Results of Operations
(In thousands, except per share data)

Net sales                    $955,305  $768,902  $779,455  $838,336  $932,104
Cost of sales                 677,919   619,540   616,802   626,672   661,448
Selling and administrative
  expenses                     47,164    38,901    33,827    41,129    42,087
Operating income              230,222   110,461   128,826   170,535   228,569
Recapitalization expense            -         -         -         -   (17,869)
Interest expense              (37,557)  (44,779)  (61,216)  (80,772)  (63,161)
Interest income                   113       106        73       492     2,505
Income before income taxes,
  extraordinary charge and
  cumulative effect of
  accounting change           192,778    65,788    67,683    90,255   150,044
Provision for income taxes     70,618    23,560    21,346    28,782    54,700
Income before extraordinary
  charge and cumulative
  effect of accounting change 122,160    42,228    46,337    61,473    95,344
Extraordinary charge on early
  retirement of debt (net of
  tax benefit of $6,834)            -   (13,267)        -         -         -
Cumulative effect of accounting
  change for income taxes           -    12,973         -         -         -
Net income                   $122,160  $ 41,934  $ 46,337   $ 61,473  $ 95,344

Net income per common share  $   2.88  $   1.01  $   1.18   $   1.75    $ 3.07

Financial Highlights (In thousands)
Working capital              $126,668  $ 67,674  $ 57,465  $ 20,676  $ 50,131
Property, plant and
  equipment, net              255,608   222,835   217,781   226,746   220,851
Total assets                  508,447   405,287   419,420   415,585   456,657
Total debt                    314,081   379,206   444,416   639,153   726,481
Stockholders' equity
  (deficit)                    31,138  (110,577) (161,165) (357,512) (424,476)
Cash provided by operating
   activities                 111,595    88,268    60,385   112,148   127,752
Depreciation and amortization  27,774    27,062    29,583    26,447    19,834
Capital expenditures           59,142    29,583    14,261    28,273    58,111
Maintenance expenditures       46,033    43,141    47,664    42,853    42,985
Sales per employee                834       684       691       760       868

Other Selected Data
Current ratio                     2.0       1.6       1.4       1.1       1.3
Return on assets                 26.7%     10.2%     11.1%     14.1%     20.5%
Return on sales                  12.8%      5.5%      5.9%      7.3%     10.2%
Ratio of operating income to
  interest expense                6.1       2.5       2.1       2.1       3.6
Weighted average common shares
  and equivalents outstanding
  (In thousands)               42,445    41,672    39,227    35,143    31,069
Employees                       1,146     1,124     1,128     1,103     1,074

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Georgia Gulf's financial performance for 1994 dramatically exceeded the results reported for 1993 as the Company took advantage of the turnaround of several key domestic and international markets. This turnaround was particularly evident in the rebounding pulp and paper, automotive and construction markets where demand for the Company's products resulted in increased sales and margins. Additionally, the expansion of the gasoline-additive market in response to Clean Air Act requirements spurred the demand for methanol, which further elevated profits for 1994.

     In order to meet the increased demand for its products, Georgia Gulf operated its facilities at a historically high rate of 97 percent of stated capacity. Efficiencies achieved from these higher production rates, coupled with higher sales prices, boosted the return on sales to
     12.8 percent in 1994 from 5.5 percent in 1993. The improved 1994 earnings also enabled the Company to return to positive stockholders' equity, erasing the deficit resulting from the recapitalization of the Company in 1990.

     This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

     1994 COMPARED WITH 1993

     Net income increased 191 percent in 1994 to $122.2 million, or $2.88 per share, compared to net income of $41.9 million, or $1.01 per share for 1993.

     Net sales increased 24 percent to $955. 3 million from $768.9 million in 1993. Sales volumes rose 3 percent, surpassing the previous sales volume record set in 1993. Additionally, sales prices were up for nearly all products, with the most significant increases coming from methanol and vinyl resins, followed by caustic soda. International sales increased 19 percent over 1993; however, these sales declined as a percentage of total sales to 13 percent in 1994 from 14 percent in 1993 as a result of stronger growth in domestic sales.

     Operating income was $230.2 million in 1994, an increase of 108 percent over 1993 operating income of $110.5 million. Although the strongest earnings contributions came from methanol and caustic soda, substantially all products showed improved results as increases in sales prices outpaced higher raw material costs. Selling and administrative expenses increased to $47.2 million for 1994 from $38.9 million in 1993 primarily as a result of higher compensation expense related to profit sharing programs and stock option plans.

     Interest expense continued to decline from prior years to $37.6 million in 1994, a 16 percent decrease from $44.8 million in 1993. The Company's weighted average interest rate increased slightly due to the rising interest rate environment. However, significant reductions in debt over the past couple of years, including a $65.1 million reduction in 1994, enabled the Company to achieve sizable interest savings.

     The effective income tax rate was 36.6 percent for 1994 as compared to 35.8 percent for 1993. The 1993 rate included an adjustment of 1.2 percent to revalue deferred income tax balances for the increase in the federal statutory rate during 1993. Excluding the impact of this 1993 adjustment, the tax rate for 1994 increased two percentage points as a result of higher taxable income, which minimized the effect of permanent tax differences.

     Results for 1993 reflect an extraordinary charge of $13.3 million relating to an early debt retirement, which was offset by a $13.0 million benefit from a change in method of accounting for income taxes.

     1993 COMPARED WITH 1992

     Net income of $41. 9 million in 1993 declined 10 percent from $46.3 million in 1992.

     Net sales decreased slightly to $768.9 million in 1993 from $779.5 million in 1992 despite overall record sales volume in 1993. The decrease in net sales resulted primarily from a significant decline in the selling price of caustic soda throughout the year, which more than offset sales price increases for other products.

     Operating income of $110.5 million in 1993 reflects a decrease of $18.4 million from the amount reported in 1992. This decrease was primarily attributable to the declining selling price for caustic soda. Raw material costs were down slightly for 1993; however, overall cost of sales increased $2.7 million as a result of higher sales volumes. Selling and administrative expense increased to $38.9 million in 1993 from $33.8 million in 1992. This increase was attributable to a bad debt write-off of $1.9 million and to the fact that in 1992, selling and administrative expenses were reduced by approximately $1 million due to nonrecurring insurance claim settlements received during that year.

     Interest expense in 1993 was $44.8 million compared to $61.2 million in 1992. This 27 percent decline was the result of lower interest rates achieved from a first quarter 1993 debt refinancing and a further $65.2 million reduction in debt during the year. As a result of the debt refinancing, the Company incurred an extraordinary charge of $13.3 million, net of an income tax benefit of $6.8 million.

     The fiscal 1993 results were also affected by the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which changed the method of accounting for income taxes from the deferred method to the liability method. The adoption of SFAS 109 resulted in a cumulative one-time benefit of $13.0 million.

     The effective income tax rate was 35.8 percent in 1993, as compared to
     31.5 percent in 1992. The higher effective rate for 1993 was primarily attributable to the increase in the federal income tax rate of 1 percent and the resulting one-time charge of $800,000 to revalue deferred income tax balances.

     Net income per common share decreased to $1.01 per share in 1993 from $1.18 per share in 1992. The earnings per share calculations were impacted by lower net income and the greater number of shares outstanding, which resulted after the May 1992 common stock offering of 6.1 million shares.

Liquidity and Capital Resources

     Georgia Gulf generated $111.6 million from operating activities during 1994, up from $88.3 million in 1993. Cash provided from improved earnings was offset in part by increased working capital requirements.
     As a result of higher sales prices and increased sales volumes, receivables rose to $157.1 million at December 31, 1994, from $96.1 million at the end of 1993. Although receivables increased significantly from 1993 levels, the average collection period actually improved for 1994. Inventories, which had dropped to an abnormally low level at the end of 1993, increased $12.4 million primarily as a result of higher raw material costs. Other changes in working capital components were primarily related to differences in the timing of payments.

     Net cash used for financing activities was $54.3 million in 1994, compared with $58.5 million in 1993, as the Company continued to reduce debt and further strengthen its financial position. In February 1995, Georgia
     Gulf announced it will redeem the Company's $191 million of 15% Senior Subordinated Notes at par in April 1995. Georgia Gulf intends to finance the early redemption with proceeds from a new $350 million revolving credit facility currently being negotiated with the Company's primary lenders. When finalized, the new revolving credit facility will replace the Company's existing $250 million credit facility and is expected to provide more favorable terms and increased financial flexibility.

     In late 1994, Georgia Gulf also announced a stock repurchase program to acquire up to 10 percent of its outstanding shares of common stock, and in February 1995, the Company declared a cash dividend of $0.08 per share payable April 7, 1995. The Company's primary focus is to continue to maintain debt at a level it considers to be manageable, regardless of the Company's position in the economic cycle, and to invest capital in incremental expansions of existing product lines.

     Cash used for investing activities totaled $59.1 million, up from $29.6 million in 1993. The increase resulted primarily from $33.5 million spent on a vinyl resin expansion and $7.4 million spent on a methanol expansion and its related raw material pipeline. The balance of the expenditures was used to modernize and improve the efficiency of existing facilities.

     The Company estimates that actual capital expenditures for 1995 will approximate $75 to $85 million. Planned capital expenditures include the vinyl compound expansion in Gallman, MS, and the cumene upgrade and expansion project at Pasadena, TX, both of which are currently under way. The combined cost for these two projects will be approximately $40 million. A portion of these costs was expended in 1994, and the remaining costs will be spent during 1995 and 1996. An expansion has also been announced for the vinyl chloride monomer plant in Plaquemine, LA, to begin in 1995 and to be completed near the end of 1996 at an estimated cost of $85 million.

     Management believes that cash provided by operations of the Company and the availability of borrowings under either the Company's existing or new revolving credit facility will provide sufficient funds to support working capital fluctuations, debt service requirements, equity transactions and planned capital expenditures.

Inflation

     The most significant components of the Company's cost of sales are raw materials and energy, which consist of basic commodity items. The cost of raw materials and energy is based primarily on market forces and has not been significantly affected by inflation. Inflation has not had a material impact on the Company's sales or income from operations.

Environmental

     The Company's operations are subject to various federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid and hazardous waste; emissions into the air and discharges into surface and underground waters; and the manufacture of chemical substances. All of the plants operated by the Company meet current environmental standards.

     Management believes that the Company is in material compliance with all current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause the Company to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and therefore it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.


Consolidated Balance Sheets
                                                 December 31,
(In thousands, except share data)             1994          1993
Assets
   Current assets
      Cash and cash equivalents          $  1,216       $  3,099
      Receivables, net of allowance
       for doubtful accounts of
       $2,400 in 1994 and $3,200
       in 1993                            157,085         96,068
      Inventories                          70,667         58,261
      Prepaid expenses                     13,882         10,350
      Deferred income taxes                 7,069          9,759
        Total current assets              249,919        177,537
   Property, plant and equipment,
    at cost                               447,986        388,844
      Less accumulated depreciatio        192,378        166,009
        Property, plant and equipment,
        net                               255,608        222,835
   Other assets                             2,920          4,915
   Total assets                          $508,447       $405,287

Liabilities and Stockholders' Equity (Deficit)
   Current liabilities
      Current portion of long-term debt  $      -       $ 14,049
      Accounts payable                     73,771         59,911
      Interest payable                      6,424         16,824
      Accrued income taxes                 21,537          3,129
      Accrued compensation                 11,724          3,573
      Accrued pension                       3,276          4,670
      Other accrued liabilities             6,519          7,707
        Total current liabilities         123,251        109,863
   Long-term debt                         314,081        365,157
   Deferred income taxes                   39,977         40,844
   Stockholders' equity (deficit)
      Preferred stock - $.01 par value;
       75,000,000 shares authorized;
       no shares issued                         -              -
      Common stock - $.01 par value;
       75,000,000 shares authorized;
       shares issued and outstanding:
       42,013,116 in 1994 and 40,951,571
       in 1993                                420            410
      Additional paid-in capital          185,984        166,439
      Retained earnings (deficit)        (155,266)      (277,426)
       Total stockholders' equity
       (deficit)                           31,138       (110,577)
   Total liabilities and stockholders'
    equity (deficit)                     $508,447       $405,287

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME

                                                     Year Ended December 31,
(In thousands, except share data)                1994         1993         1992
Net sales                                      $955,305     $768,902     $779,455
Operating costs and expenses
     Cost of sales                              677,919      619,540      616,802
     Selling and administrative                  47,164       38,901       33,827
       Total operating costs and expenses       725,083      658,441      650,629
Operating income                                230,222      110,461      128,826
Other income (expense)
     Interest expense                           (37,557)     (44,779)     (61,216)
     Interest income                                113          106           73
Income before income taxes, extraordinary
 charge and cumulative effect of accounting
  change                                        192,778       65,788       67,683
Provision for income taxes                       70,618       23,560       21,346
Income before extraordinary charge and
 cumulative effect of accounting change         122,160       42,228       46,337
Extraordinary charge on early retirement
     of debt, net of tax benefit of
     $6,834 (Note 4)                                  -      (13,267)           -
Cumulative effect of accounting change for
  income taxes (Note 9)                               -       12,973            -
Net income                                     $122,160     $ 41,934     $ 46,337

Primary and fully diluted net income per
  common share:
     Before extraordinary charge and
     cumulative effect of accounting change    $   2.88     $   1.01     $   1.18
     Extraordinary charge on early retirement
          of debt                                     -        (0.32)           -
     Cumulative effect of accounting change
        for income taxes                              -         0.32            -
Net income per common share                    $   2.88     $   1.01     $   1.18

Weighted average common shares and
  equivalents outstanding                    42,445,499   41,671,903   39,226,832


The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows


                                                    Year Ended December 31,
(In thousands)                                    1994      1993      1992
Cash flows from operating activities:
   Net income                                   $122,160   $ 41,934  $ 46,337
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                27,774     27,062    29,583
     Deferred income taxes                         1,823      2,486     4,379
     Cost associated with early
retirement of debt                                     -     20,101         -
     Cumulative effect of accounting
change for income taxes                                -    (12,973)        -
     Compensation and tax
benefit related to stock plans                     8,766      1,934     1,002
     Change in assets and liabilities:
     Receivables                                 (61,017)     5,800   (13,218)
     Inventories                                 (12,406)    13,004    (2,588)
     Prepaid expenses                             (3,532)       705    (1,325)
     Accounts payable                             13,860     (7,256)    3,637
     Interest payable                            (10,400)    (2,678)     (699)
     Accrued income taxes                         18,408      2,952    (1,823)
     Accrued compensation                          8,151        248    (1,891)
     Accrued pension                              (1,394)    (1,418)     (332)
     Accrued liabilities                          (1,188)      (227)   (2,066)
     Other                                           590     (3,406)     (611)
Net cash provided by operating activities        111,595     88,268    60,385
Cash flows from financing activities:
   Net increase in revolving credit loan          17,000     79,000     4,000
   Proceeds from issuance of long-term debt        1,000    150,000         -
   Principal payments on long-term debt          (83,125)  (294,210) (198,737)
   Proceeds from issuance of common stock         10,789      6,720   149,008
Net cash used in financing activities            (54,336)   (58,490)  (45,729)
Cash flows from investing activities:
   Capital expenditures                          (59,142)   (29,583)  (14,261)
Net cash used in investing activities            (59,142)   (29,583)  (14,261)
Net increase (decrease) in cash and
cash equivalents                                  (1,883)       195       395
Cash and cash equivalents at beginning of year     3,099      2,904     2,509
Cash and cash equivalents at end of year        $  1,216   $  3,099  $  2,904

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)


                                                         Additional    Retained    Total
                                        Common Stock     Paid-in       Earnings    Stockholders'
(In thousands, except share data)     Shares    Amount   Capital       (Deficit)   Equity (Deficit)

Balance, December 31, 1991        33,710,594    $337     $  7,848      $(365,697)  $(357,512)

Net income                                 -       -            -         46,337      46,337
Tax benefit realized from stock
 option plans                              -       -        1,002              -       1,002
Common stock issued in public
 offering                          6,095,000      61      143,875              -     143,936
Common stock issued upon
 exercise of stock options           278,125       3        2,002              -       2,005
Common stock issued under
 stock purchase plan                 209,920       2        3,065              -       3,067


Balance, December 31, 1992        40,293,639     403      157,792       (319,360)   (161,165)

Net income                                 -       -            -         41,934      41,934
Tax benefit realized from stock
 option plans                              -       -        1,934              -       1,934
Common stock issued upon
 exercise of stock options           450,425       5        3,474              -       3,479
Common stock issued under
 stock purchase plan                 207,507       2        3,239              -       3,241


Balance, December 31, 1993        40,951,571     410      166,439       (277,426)   (110,577)

Net income                                 -       -            -        122,160     122,160
Tax benefit realized from stock
 option plans                              -       -        6,291              -       6,291
Compensation related to stock
 option plans                              -       -        2,475              -       2,475
Common stock issued upon
 exercise of stock options           809,605       8        6,753              -       6,761
Common stock issued under
 stock purchase plan                 251,940       2        4,026              -       4,028


Balance, December 31, 1994        42,013,116    $420     $185,984      $(155,266)  $  31,138

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Georgia Gulf Corporation and its subsidiaries (the "Company"). All significant intercompany balances and transactions are eliminated in consolidation.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investment instruments with an original maturity of three months or less to be the equivalent of cash for the purposes of balance sheet and statement of cash flow presentations.

        INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes.

        The estimated useful lives of the assets are as follows:
        Buildings and land improvements         20-30 years
        Machinery and equipment                 3-15 years

        OTHER ASSETS - Other assets include debt issuance costs which are amortized to expense using the effective interest method over the term of the related indebtedness. The amount of debt issuance costs amortized to interest expense during 1994, 1993, and 1992 was $792,000, $961,000 and $5,191,000, respectively. Debt issuance costs of $10,169,000 were written off during 1993 as part of the extra-ordinary charge on early retirement of debt (note 4).

        ENVIRONMENTAL EXPENDITURES - Environmental expenditures related to current operations or future revenues are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that relate to an existing condition caused by past operations and do not contribute to future revenues are expensed. Liabilities are recognized when environmental assessments or cleanups are probable and the costs can be reasonably estimated.

        NET INCOME PER COMMON SHARE - Primary and fully diluted net income per common share is based upon the weighted average common shares and equivalents outstanding during the year.

Note 2: Inventories

        The major classes of inventories are as follows (in thousands):
                                       December 31,
                                      1994      1993
        Raw materials and supplies    $25,019   $20,819
        Finished goods                 45,648    37,442
                                      $70,667   $58,261

Note 3: Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):
                                        December 31,
                                      1994      1993
        Machinery and equipment      $390,658  $334,175
        Land and improvements          23,350    23,246
        Buildings                      13,006     9,768
        Construction in progress       20,972    21,655
        Property, plant and
         equipment, at cost          $447,986  $388,844

Note 4: Extraordinary Charge - Early Retirement of Debt

        The Company refinanced its senior debt during 1993, replacing an existing term loan and revolving credit facility with a new credit agreement (note 5). As a result of the refinancing, the Company incurred an extraordinary charge in 1993 of $13,267,000, net of an income tax benefit of $6,834,000. The extraordinary charge was related to the recording of interest rate swap agreements at their fair value and the write-off of debt issuance costs and interest rate cap agreements associated with the previous credit agreement. The recording of the interest swap agreements at fair value was reflected as an increase of interest payable. The interest rate swap agreements were terminated in 1994 (note 12).

Note 5: Long-Term Debt

        Long-term debt consists of the following (in thousands):
                                             December 31,
                                            1994      1993
        Revolving credit loan,
         average rates of
         5.25% and 4.84% during
         1994 and 1993, respectively      $122,000   $105,000
        Term loan, average rate of
         5.14% during 1993                       -     83,125
        15% Senior Subordinated Notes      191,081    191,081
        Other                                1,000          -
                                           314,081    379,206

        Less current maturities                  -     14,049
        Long-term debt                    $314,081   $365,157

        During 1994, the Company refinanced its credit agreement with a group of financial institutions (the "Credit Agreement") to allow for reduced interest rates, less restrictive covenants and increased financial flexibility. The costs incurred in connection with the refinancing were not material. The Credit Agreement provides for an unsecured revolving credit facility which permits borrowings of up to $250,000,000.
        The revolving credit facility terminates and related outstanding loans, if any, are due in April 1999.

        As of December 31, 1994, the Company had availability to borrow up to $128,000,000 under the terms of the revolving credit facility. An annual commitment fee, which ranges from .20 percent to .375 percent is required to be paid on the revolving credit facility commitment.

        The 15% Senior Subordinated Notes ("Notes") are due April 2000. Interest on the Notes is payable semiannually. The Notes are redeemable at par, in whole or in part, at the option of the Company at any time on or after April 15, 1995. In February 1995, the Company declared its intent to exercise its option to redeem the Notes at par on April 15, 1995. The Company plans to finance the early redemption with proceeds from a new revolving credit facility currently being negotiated with the Company's primary lenders.

        Under the Credit Agreement and Note indenture, the Company is subject to certain restrictive covenants, the most significant of which require the Company to maintain certain financial ratios and limit the amount the Company can pay for dividends and repurchases of common stock.

        Cash payments for interest during 1994, 1993 and 1992 were $43,045,000, $48,391,000 and $56,474,000, respectively.

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

        In May 1992, the Company issued 6,095,000 shares of common stock in a public offering. The net proceeds of approximately $143,936,000 were used to retire a portion of the Company's senior debt.

        In connection with the stock purchase rights described below, 30,000,000 of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $0.01 or that which is paid on the common shares.

        Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from the Company 1/100th of a share of Junior Participating Preferred Stock for $45, subject to adjustment in certain circumstances. The rights become exercisable only after a person or group acquires beneficial ownership of 15 percent or more of the Company's outstanding shares of common stock, or commences a tender or exchange offer that would result in such person or group beneficially owning 15 percent or more of the Company's outstanding shares of common stock. The rights expire on April 27, 2000, and may be redeemed by the Company for $0.01 per right until ten days following the earlier to occur of the announcement that a person or group beneficially owns 15 percent or more of the Company's outstanding shares of common stock, or the commencement, or announcement by any person or group of an intent to commence, a tender offer which would result in any person or group beneficially owning 15 percent or more of the Company's outstanding shares of common stock. Subject to certain conditions, if a person or group becomes the beneficial owner of 15 percent or more of the Company's outstanding shares of common stock, each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock having a value equal to two times the right's exercise price. In addition, subject to certain conditions, if the Company is involved in a merger or certain other business combination transactions, each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock of the acquiring company having a value equal to two times the right's exercise price.

Note 7: Stock Option and Purchase Plans

        STOCK OPTION PLANS - During 1987, the Board of Directors approved a non-qualified stock option plan that provided for granting key employees options to purchase up to 484,820 shares of common stock. All options were granted with related cash awards payable upon exercise to compensate for tax consequences. All stock options related to this plan have vested and expire no more than 10 years after grant. Compensation expense related to the options and accompanying cash awards was $3,827,000 for the year ended
        December 31, 1994, while no compensation expense was recorded in 1993 or 1992. As of December 31, 1994, 183,580 options under this plan are outstanding.

        The 1990 Incentive Equity Plan was approved by the stockholders of the Company as a part of the Recapitalization. This plan authorized the issuance of non-qualified stock options for up to 2,763,027 shares, of which, options for 1,385,665 shares are outstanding as of December 31, 1994. The option price per share may not be less than the fair market value of a share of the Company's common stock on the dates the options are granted. Options vest ratably over a three-year period from the date of grant and expire no more than 10 years after grant. The following is a summary of all stock option information:

                                              Year Ended December 31,
                                          1994          1993          1992
Stock options:
Outstanding at beginning of year     2,170,800     2,504,015     2,873,840
  Granted at $17.00-$36.50
    per share                          210,000       179,650             -
  Exercised                           (809,605)     (450,425)     (278,125)
  Forfeited or canceled                 (1,950)      (62,440)      (91,700)

Outstanding at end of year            1,569,245    2,170,800     2,504,015

Option exercise price range
 per share                         $3.07-$36.50 $3.07-$18.25   $3.07-$9.25
Options exercisable                   1,359,245    1,242,250       913,615
Options available for grant              13,827      221,877       347,627


        STOCK PURCHASE PLAN - During 1994, the Board of Directors authorized, subject to stockholder approval, the 1995 Employee Stock Purchase Plan. In connection with the stock purchase plan, approximately 250,000 shares of common stock are reserved for issuance at a subscription price equal to the lower of 85 percent of the fair market price of the Company's common stock on either November 1, 1994 or December 29, 1995. The subscription price is paid through payroll deductions over a twelve-month period ending December 1995. Under similar employee stock purchase plans, 251,940, 207,507 and 209,920 shares of common stock were issued at $15.99, $15.62 and $14.61 per share during 1994, 1993 and 1992, respectively.


Note 8: Employee Benefit Plans

        The Company has certain pension, savings and profit sharing plans that cover substantially all of its employees. The expense incurred for these plans was approximately $5,431,000, $5,263,000 and $5,061,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

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

        The net pension costs for the defined benefit plans include the following components (in thousands):

                                      Year ended December 31,
                                      1994      1993      1992
Service cost for benefits
 earned during the year              $1,853    $1,530    $1,513
Interest cost on projected
 benefit obligation                   2,229     2,043     1,818
Actual return on assets                (304)   (1,783)   (2,013)
Net amortization and deferrals       (1,487)      434     1,008
Net pension cost                     $2,291    $2,224    $2,326

        The pension expense was calculated using assumed discount rates of 7 percent in 1994 and 8 percent in 1993 and 1992; assumed long-term compensation increase rates of 5.5 percent in 1994 and 6.5 percent in 1993 and 1992; and assumed long-term rates of return on plan assets of 9 percent in 1994 and 8 percent in 1993 and 1992.

        The funded status of the defined benefit plans at December 31, 1994 and 1993 is as follows (in thousands):

                                                    1994                                   1993
                                                          Unfunded                              Unfunded
                                       Fully Funded       Executive            Fully Funded     Executive
                                       Benefit Plans      Benefit Plan         Benefit Plans    Benefit Plan

Actuarial present value of:
 Vested benefit obligation             $(16,963)          $(4,420)             $(15,347)        $(3,410)
 Non-vested benefit obligation             (367)             (390)                 (438)              -

Accumulated benefit obligation         $(17,330)          $(4,810)             $(15,785)        $(3,410)

Projected benefit obligation           $(24,783)          $(7,933)             $(24,351)        $(6,092)
Plan assets at fair value                28,046                 -                24,576                -

Fair value of assets in excess of
  (less than) projected benefit
  obligation                              3,263            (7,933)                  225          (6,092)
Unrecognized net (gains)
   and losses                            (3,414)              900                (3,269)          1,242
Unrecognized prior service cost            (858)            1,920                  (293)            328
Unrecognized transition
  obligation                              2,454             1,147                 2,652           1,293
Additional minimum liability                  -            (1,069)                    -            (756)
Prepaid pension expense
  (pension liability)                  $  1,445           $(5,035)              $   (685)       $(3,985)





       The projected benefit obligation for the defined benefit plans was determined using assumed discount rates of 7.5 and 7 percent in 1994 and 1993, respectively, and an assumed long-term compensation increase rate of 5.5 percent in 1994 and 1993. The plan assets are invested in a diversified portfolio that consists primarily of equity and debt securities.

Note 9: Income Taxes

        Effective January 1, 1993, the Company adopted Statement of Financial
        Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which changed the Company's method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax balances are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under currently enacted tax laws.
        As a result of the adoption of SFAS No. 109, the Company recorded a cumulative adjustment at January 1, 1993, of $12,973,000. This adjustment represents a net decrease in the deferred tax liability as of that date and is reflected in the accompanying consolidated statements of income as the cumulative effect of accounting change.

         The provision for income taxes is as follows (in thousands):

                                Year Ended December 31,
                                1994      1993      1992
Current:
 Federal                        $59,825   $18,955   $15,008
 State                            8,970     2,119     1,959

                                 68,795    21,074    16,967

Deferred:
 Federal                          2,123     2,050     3,863
 State                             (300)      436       516

                                  1,823     2,486     4,379

Provision for income taxes      $70,618   $23,560   $21,346

       The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                            Year Ended December 31,
                                                1994      1993      1992
Statutory federal income tax rate               35.0%     35.0%     34.0%
State income taxes, net of federal benefit       2.8       2.5       2.4
Percentage depletion                            ( .7)     (2.9)     (2.3)
Revalue deferred tax balances for increase in
 federal statutory rate                            -       1.2         -
Other                                            (.5)        -      (2.6)

Effective income tax rate                       36.6%     35.8%     31.5%

        Cash payments for income taxes during 1994, 1993 and 1992 were $44,096,000, $9,355,000 and $16,591,000, respectively.

        After having given effect to SFAS No. 109, the Company's net deferred tax liability consists of the following major items (in thousands):

                              December 31,     December 31,     January 1,
                                  1994             1993             1993
Deferred tax assets:
 Receivables                  $  1,005         $  1,203         $  1,168
 Inventories                       945              980            1,153
 Vacation accruals               1,291            1,288            1,172
 Pension accruals                1,641            1,144            1,397
 Stock options                   3,023            2,990            2,975
 Interest rate cap accrual           -            2,662                -
 Other                           3,552            2,406            3,436

    Total deferred tax assets   11,457           12,673           11,301

Deferred tax liability:
 Property, plant and equipment (44,365)         (43,758)         (39,900)

Net deferred tax liability     $(32,908)       $(31,085)        $(28,599)

        The Company has determined, based on its history of operating earnings and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 1994.

Note 10: Commitments and Contingencies

        LEASES - The Company leases railcars, storage terminals, warehouse and office space under non-cancelable operating leases with varying maturities through the year 2010.

        Future minimum payments under non-cancelable operating leases as of December 31, 1994, are as follows (in thousands):


                      1995                   $12,230
                      1996                     9,972
                      1997                     7,948
                      1998                     5,718
                      1999                     5,454
                      2000 and thereafter     24,406

                      Total                  $65,728

        Total lease expense was approximately $10,767,000, $12,316,000 and $12,979,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

        LEGAL PROCEEDINGS - The Company is subject to claims and legal actions that arise in the ordinary course of its business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or on results of operations of the Company.

Note 11: Significant Customer and Export Sales

        SIGNIFICANT CUSTOMER - The Company has supply contracts, subject to certain limitations, for a substantial percentage of Georgia-Pacific
        Corporation's requirements for certain chemicals at market prices.
        These supply contracts have various expiration dates (depending on the product) from 1995 through 1999 and may be extended year-to-year upon expiration. The sales to Georgia-Pacific Corporation under these supply contracts for the years ended December 31, 1994, 1993 and 1992 amounted to approximately 15 percent, 15 percent and 14 percent of net sales, respectively. Receivables outstanding from these sales were $16,939,000, $12,661,000 and $10,850,000 at December 31, 1994, 1993
        and 1992, respectively.

        EXPORT SALES - Export sales were approximately 13 percent, 14 percent and 15 percent of the Company's net sales for the years ended
        December 31, 1994, 1993 and 1992, respectively. The principal international markets served by the Company include Canada, Mexico, Latin America, Europe and Asia.

Note 12: Derivative Financial Instruments and Fair Value of Financial
Instruments

        In April 1994, the Company paid $6,131,000 to terminate its two outstanding interest rate swap agreements totalling a notional amount of $100,000,000. The swap agreements were being carried at their fair value; accordingly, the termination payment resulted in a reduction of interest payable, and no gain or loss was recorded on the transaction. The Company had no derivative financial instruments at December 31, 1994.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        DEBT - The fair value of the Notes is based on quoted market prices and the term loan, which was outstanding in 1993, on an estimate of fair value obtained from financial industry sources. The carrying amount of the revolving credit facility is assumed to approximate fair value due to the floating market interest rates to which the facility is subject.

        INTEREST RATE AGREEMENTS - The fair value of interest rate agreements in 1993 was estimated by obtaining quotes from brokers.

        The estimated fair value of financial instruments is as follows
        (in thousands):


                           December 31,                  December 31,
                                 1994                         1993
                          Carrying    Fair               Carrying    Fair
                          Amount      Value              Amount      Value
Debt:
 Revolving credit loan    $122,000    $122,000           $105,000    $105,000
 Notes                     191,081     195,858            191,081     212,339
 Term loan                       -           -             83,125      83,125
 Other                       1,000       1,000                  -           -
Liabilities for interest
  rate agreements                -           -              7,548       7,548


Note 13: Quarterly Financial Data (Unaudited)

        The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):


                      First     Second    Third     Fourth
                      Quarter   Quarter   Quarter   Quarter
1994
 Net sales            $192,906  $208,188  $249,044  $305,167
 Gross margin           39,186    51,846    72,844   113,510
 Operating income       29,299    40,374    59,405   101,144
 Net income             12,730    19,952    31,830    57,648
 Net income per
   common share           0.30      0.47      0.75      1.35

1993
 Net sales            $181,906  $195,202  $199,635  $192,159
 Gross margin           36,826    37,940    37,227    37,369
 Operating income       27,109    28,648    28,087    26,617
 Net income              9,826    11,476    10,147    10,485
 Net income per
   common share           0.24      0.28      0.24      0.25

        During the first quarter of 1993, the Company recorded an extraordinary charge on early retirement of debt of $(13,267,000), or $(0.32) per share, and also recorded a benefit from the cumulative effect of accounting change for income taxes of $12,973,000, or $0.32 per share.



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

        The integrity and the objectivity of the data in these consolidated financial statements, including estimates and judgments relating to matters not concluded by year-end, are the responsibility of management. The Company and its subsidiaries maintain accounting systems and related internal controls, including a detailed budget and reporting system, to provide reasonable assurance that financial records are reliable for preparing the consolidated financial statements and for maintaining accountability for assets. The system of internal controls also provides reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization. Periodic reviews of the systems and of internal controls are performed by the Company's internal audit department.

        The Audit Committee of the Board of Directors, composed solely of outside directors who are not officers or employees of the Company, has the responsibility of meeting periodically with management, the Company's internal auditors and Arthur Andersen LLP, the Company's independent public accountants that are approved by the stockholders, to review the scope and results of the annual audit, quarterly reviews and the general overall effectiveness of the internal accounting control system. The independent public accountants and the Company's internal auditors have direct access to the Audit
        Committee, with or without the presence of management, to discuss the scope and results of their audits as well as any comments they may have related to the adequacy of the internal accounting control system and the quality of financial reporting.


RICHARD B. MARCHESE
Vice President-Finance, Chief Financial Officer and Treasurer
February 14, 1995



Report of Independent Public Accountants


To the Stockholders and Board of Directors of Georgia Gulf Corporation:


        We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December
        31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia
        Gulf Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

        As discussed in note 9 of the Notes to Consolidated Financial
        Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 14, 1995



                                                                EXHIBIT 23


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, file no.
33-14696, file no. 33-27365, file no. 33-40952, file no. 33-42008, file no.
33-42190 and file no. 33-56711.








ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 27, 1995

