Form 10-Q
period 1995-03-31
GEORGIA GULF CORP /DE/
filed 1995-05-15
CIK 805264

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


     (Mark One)
            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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


                                             Outstanding as of
               Class                            May 1, 1995
Common Stock, $0.01 par value................38,548,381 shares

                         GEORGIA GULF CORPORATION

                                 FORM 10-Q

                   QUARTERLY PERIOD ENDED MARCH 31, 1995

                                   INDEX



                                                       Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of March 31, 1995 and
               December 31, 1994                            2

          Condensed Consolidated Statements of
               Income for the three months ended
               March 31, 1995 and 1994                      3

          Condensed Consolidated Statements of
               Cash Flows for the three months
               ended March 31, 1995 and 1994                4

          Notes to Condensed Consolidated Financial
               Statements as of March 31, 1995              5-6

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                           7-8

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K             9

SIGNATURES                                                  10

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                GEORGIA GULF CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)




                                        March 31,      December 31,
                                        1995           1994
ASSETS
Current assets
   Cash and cash equivalents            $  2,669       $  1,216
   Receivables                           160,492        157,085
   Inventories                            74,672         70,667
   Prepaid expenses                       13,213         13,882
   Deferred income taxes                   7,069          7,069
      Total current assets               258,115        249,919



Property, plant and equipment, at cost   465,450        447,986
   Less accumulated depreciation         199,272        192,378
     Property, plant and equipment, net  266,178        255,608

Other assets                               3,232          2,920
Total assets                            $527,525       $508,447


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                     $ 83,743       $ 73,771
   Interest payable                       13,292          6,424
   Accrued income taxes                   38,550         21,537
   Other accrued liabilities              20,213         21,519
        Total current liabilities        155,798        123,251

Long-term debt                           320,481        314,081

Deferred income taxes                     39,977         39,977

Stockholders' equity
   Common stock - $0.01 par value            395            420
   Additional paid-in capital            109,221        185,984
   Retained earnings                     (98,347)      (155,266)
        Total stockholders'  equity       11,269         31,138

Total liabilities and
  stockholders' equity                  $527,525       $508,447

Common shares outstanding               39,489,816     42,013,116

See notes to condensed consolidated financial statements.

                  GEORGIA GULF CORPORATION AND SUBSIDIARIES
                 CONDENSED  CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except share data)


                                                    Three Months Ended
                                                         March 31,
                                                    1995           1994

Net sales                                         $314,026       $192,906

Operating costs and expenses
   Cost of sales                                   195,839        153,720
   Selling and administrative                       11,583          9,887
     Total operating costs and expenses            207,422        163,607

Operating income                                   106,604         29,299

Other income (expense)
   Interest, net                                    (8,712)        (9,782)

Income before income taxes                          97,892         19,517

Provision for income taxes                          37,735          6,787

Net income                                        $ 60,157       $ 12,730

Net income per common share                       $   1.44       $   0.30

Weighted average common shares
  and equivalents outstanding                     41,856,291     42,169,692

See notes to condensed consolidated financial statements.


                             GEORGIA GULF CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                            1995                1994
Cash flows from operating activities:
     Net income                                             $ 60,157            $ 12,730
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation  and amortization                          8,179               7,375
       Change in assets, liabilities and other                25,124               1,225

Net cash provided by operating activities                     93,460              21,330

Cash flows from financing activities:
     Net change in revolving credit loan                       6,400             (10,700)
     Principal payments on long-term debt                         --              (3,512)
     Proceeds from issuance of common stock                      609               1,943
     Purchase and retirement of common stock                 (78,314)                 --
     Dividends on common stock                                (3,238)                 --

Net cash used in financing activities                        (74,543)            (12,269)

Cash flows from investing activities:
     Capital expenditures                                    (17,464)             (9,083)

Net cash used in investing activities                        (17,464)             (9,083)


Net change in cash and cash equivalents                        1,453                 (22)

Cash and cash equivalents at beginning of period               1,216               3,099

Cash and cash equivalents at end of period                  $  2,669            $  3,077

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

Operating results for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Georgia Gulf Corporation and its subsidiaries' ("the Company") annual report for the year ended December 31, 1994.

NOTE 2:   INVENTORIES

The major classes of inventories were as follows (in thousands):

                                   March 31,      December 31,
                                        1995           1994

     Raw materials and supplies    $    32,580    $    25,019
     Finished goods                     42,092         45,648
                                   $    74,672    $    70,667

NOTE 3:   LONG-TERM DEBT

The Company refinanced its senior debt on March 30, 1995, replacing an existing revolving credit facility with an unsecured revolving credit facility permitting borrowings of up to $350,000,000 (the "New Credit Agreement"). The terms and conditions of the New Credit Agreement provide for reduced interest rates, less restrictive covenants and increased financial flexibility. The New Credit Agreement matures in March 2000, at which time any amounts outstanding thereunder are payable in full. The costs incurred in connection with the refinancing, including both the unamortized debt issuance costs associated with the terminated credit agreement and the costs related to the New Credit Agreement, were not material. As of March 31, 1995, the Company had availability of up to $225,000,000 under the terms of the New Credit Agreement.

NOTE 4:   STOCKHOLDERS' EQUITY

The Company purchased 2,597,200 shares of common stock for $78,314,000 during the three months ended March 31, 1995. As of March 31, 1995, the Company is authorized to purchase an additional 1,572,800 shares under the common stock repurchase program.

NOTE 5:   SUBSEQUENT EVENT - EARLY REDEMPTION OF SUBORDINATED
          NOTES

On April 15, 1995, the Company redeemed, at par, the $191,081,000 15% Senior Subordinated Notes ("Notes") which would have been due April 2000. The redemption of the Notes was funded using availability under the New Credit Agreement. The write-off of the remaining unamortized debt issuance costs related to the Notes was not material.

     Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                           RESULTS OF OPERATIONS

First Quarter of 1995 Compared with the First Quarter of 1994:

For the first quarter ended March 31, 1995, net income per common share was $1.44 on net income of $60.2 million and net sales of $314.0 million. This compares to net income per common share of $0.30, net income of $12.7 million and net sales of $192.9 million for the first quarter of 1994.

Operating income for the first quarter of 1995 was $106.6 million, an increase of 264 percent from $29.3 million for the same period in 1994. Unexpected production outages in the chlorine/caustic soda and methanol units during the first quarter of 1995 resulted in lower sales volume as compared to the first quarter of 1994. However, the reduction in sales volume was more than offset by a 68 percent increase in the average sales price of the Company's products. The increase in sales prices outpaced higher raw material costs, which in turn resulted in improved gross margins for the quarter-to-quarter comparison.

Selling and administrative expenses were $11.6 million for the first quarter of 1995, compared to $9.9 million for the same period in 1994. The increase resulted primarily from charges relating to the Company's profit sharing programs.

Interest expense declined $1.1 million when comparing the first quarter of 1995 to the same period in 1994. This decline was attributable to $44.5 million of debt repayments over the past twelve months and reduced interest rates in connection with a debt refinancing early in the second quarter of 1994.

The effective income tax rate for the first quarter of 1995 was 38.5%, up from 34.8% in the first quarter of 1994. The effective income tax rate increased in 1995 primarily as a result of higher taxable income, which minimized the effect of permanent tax differences.

                      LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1995, $93.5 million of cash was generated by operating activities as compared to $21.3 million for three months ended March 31, 1994. Cash flow increased due to higher net income in 1995, along with working capital fluctuations. The majority of the change in working capital was related to a $17.0 million increase in accrued income taxes in 1995.

Debt increased by $6.4 million during the three months ended March 31, 1995, to a level of $320.5 million, which consisted of senior debt of $129.4 million and $191.1 million in principal amount of the Company's 15% Senior Subordinated Notes. The Company's $250 million revolving credit facility was replaced by a new $350 million revolving credit facility during the first quarter of 1995. The new revolving credit facility contains more favorable terms, including reduced interest rates, and fewer financial covenants and restrictions. On April 15, 1995, the Company used availability under this new revolving credit facility to redeem, at par, the $191.1 million 15% Senior Subordinated Notes which would have been due April 2000.

Capital expenditures for the three months ended March 31, 1995, were $17.5 million as compared to $9.1 million for the same 1994 period. Construction of the vinyl compound expansion in Gallman, Mississippi is scheduled for completion in early 1996. Detailed engineering work is proceeding for the modernization and expansion of both the Pasadena, Texas cumene and the Plaquemine, Louisiana vinyl chloride monomer plants, which are scheduled for completion in mid- and late 1996, respectively. Capital expenditures will continue to increase over the next three quarters to an annual level for 1995 of approximately $85 million.

The Company declared a dividend of $0.08 per share or $3.2 million during the first quarter of 1995. The Company also purchased 2.6 million shares of common stock for a cost of $78.3 million under the Company's current stock repurchase program. As of March 31, 1995, the Company is authorized to purchase an additional 1.6 million shares of common stock.

Management believes that cash provided by operations and the availability under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

                                 OUTLOOK

The Company had record financial results for the first quarter of 1995. With the exception of methanol, the demand for the Company's products appears to be closely tracking available supply, which is supporting a stable pricing environment. For methanol, the sharp price escalation brought on by a supply shortfall created by MTBE demand has subsided, and the selling price has returned to a more historical level. Management anticipates earnings will continue to be strong for the second quarter, but lower than the first quarter as a result of the decline in methanol pricing.

PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K

a)   The following exhibit is filed as part of this Form 10-Q
     Quarterly Report.

     EXHIBIT NO.         DESCRIPTION

          10             Credit Agreement dated March 30, 1995
                         between the Company and The Chase
                         Manhattan Bank (National Association) as
                         Administrative Agent

b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GEORGIA GULF CORPORATION
                                        (Registrant)


Date May 15, 1995                  /s/ Jerry R. Satrum
                                   Jerry R. Satrum
                                   President and Chief
                                      Executive Officer
                                   (Principal Executive Officer)




Date May 15, 1995                  /s/ Richard B. Marchese
                                   Richard B. Marchese
                                   Vice President - Finance and
                                      Chief Financial Officer
                                   (Principal Financial Officer)

                                                          EXHIBIT 10

                                                          [CONFORMED COPY]





     ************************************************************




                       GEORGIA GULF CORPORATION


                           CREDIT AGREEMENT


                      Dated as of March 30, 1995


                             $350,000,000


                       THE CHASE MANHATTAN BANK
                        (NATIONAL ASSOCIATION)

                        as Administrative Agent




     ************************************************************

                             TABLE OF CONTENTS


                                                                       Page

RECITALS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1


Section 1.  Definitions and Accounting Matters . . . . . . . . . . . . .-1-
          1.01  Certain Defined Terms. . . . . . . . . . . . . . . . . .-1-
          1.02  Accounting Terms and Determinations. . . . . . . . . . -13-
          1.03  Classes and Types of Loans . . . . . . . . . . . . . . -14-

Section 2.  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . -14-
          2.01  Loans. . . . . . . . . . . . . . . . . . . . . . . . . -14-
          2.02  Use of Proceeds. . . . . . . . . . . . . . . . . . . . -15-
          2.03  Reductions of Commitments. . . . . . . . . . . . . . . -15-
          2.04  Fees . . . . . . . . . . . . . . . . . . . . . . . . . -15-
          2.05  Lending Offices. . . . . . . . . . . . . . . . . . . . -16-
          2.06  Several Obligations. . . . . . . . . . . . . . . . . . -16-
          2.07  Notes. . . . . . . . . . . . . . . . . . . . . . . . . -16-

Section 3.  Borrowings, Conversions and Prepayments. . . . . . . . . . -17-
          3.01  Borrowings . . . . . . . . . . . . . . . . . . . . . . -17-
          3.02  Prepayments and Conversions. . . . . . . . . . . . . . -18-
          3.03  Money Market Loans . . . . . . . . . . . . . . . . . . -18-

Section 4.  Payments of Principal and Interest . . . . . . . . . . . . -22-
          4.01  Repayment of Loans . . . . . . . . . . . . . . . . . . -22-
          4.02  Interest . . . . . . . . . . . . . . . . . . . . . . . -23-

Section 5.  Payments; Pro Rata Treatment; Computations;
          Etc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . -25-
          5.01  Payments . . . . . . . . . . . . . . . . . . . . . . . -25-
          5.02  Pro Rata Treatment . . . . . . . . . . . . . . . . . . -25-
          5.03  Computations . . . . . . . . . . . . . . . . . . . . . -26-
          5.04  Minimum and Maximum Amounts; Types . . . . . . . . . . -26-
          5.05  Certain Notices. . . . . . . . . . . . . . . . . . . . -26-
          5.06  Non-Receipt of Funds by the
                  Administrative Agent . . . . . . . . . . . . . . . . -27-
          5.07  Sharing of Payments, Etc.. . . . . . . . . . . . . . . -28-

Section 6.  Yield Protection and Illegality. . . . . . . . . . . . . . -29-
          6.01  Additional Costs . . . . . . . . . . . . . . . . . . . -29-
          6.02  Limitation on Types of Loans . . . . . . . . . . . . . -31-
          6.03  Illegality . . . . . . . . . . . . . . . . . . . . . . -31-
          6.04  Substitute Base Rate Loans . . . . . . . . . . . . . . -32-
          6.05  Compensation . . . . . . . . . . . . . . . . . . . . . -32-
          6.06  Capital Adequacy . . . . . . . . . . . . . . . . . . . -32-
          6.07  Substitution of Lender . . . . . . . . . . . . . . . . -33-

Section 7.  Conditions Precedent . . . . . . . . . . . . . . . . . . . -33-
          7.01  Initial Loans. . . . . . . . . . . . . . . . . . . . . -33-
          7.02  Initial and Subsequent Loans . . . . . . . . . . . . . -35-

Section 8.  Representations and Warranties . . . . . . . . . . . . . . -35-
          8.01  Corporate Existence. . . . . . . . . . . . . . . . . . -35-
          8.02  Information. . . . . . . . . . . . . . . . . . . . . . -36-
          8.03  Litigation . . . . . . . . . . . . . . . . . . . . . . -37-
          8.04  No Breach. . . . . . . . . . . . . . . . . . . . . . . -37-
          8.05  Corporate Action . . . . . . . . . . . . . . . . . . . -38-
          8.06  Approvals. . . . . . . . . . . . . . . . . . . . . . . -38-
          8.07  Regulations U and X. . . . . . . . . . . . . . . . . . -38-
          8.08  ERISA. . . . . . . . . . . . . . . . . . . . . . . . . -38-
          8.09  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . -38-
          8.10  Subsidiaries . . . . . . . . . . . . . . . . . . . . . -39-
          8.11  Investment Company Act . . . . . . . . . . . . . . . . -39-
          8.12  Public Utility Holding Company Act . . . . . . . . . . -39-
          8.13  Ownership and Use of Properties. . . . . . . . . . . . -39-
          8.14  Environmental Matters. . . . . . . . . . . . . . . . . -39-

Section 9.  Covenants. . . . . . . . . . . . . . . . . . . . . . . . . -40-
          9.01  Reports. . . . . . . . . . . . . . . . . . . . . . . . -40-
          9.02  Taxes and Claims . . . . . . . . . . . . . . . . . . . -42-
          9.03  Insurance. . . . . . . . . . . . . . . . . . . . . . . -43-
          9.04  Maintenance of Existence; Conduct of
                  Business . . . . . . . . . . . . . . . . . . . . . . -43-
          9.05  Maintenance of and Access to
                  Properties . . . . . . . . . . . . . . . . . . . . . -43-
          9.06  Compliance with Applicable Laws. . . . . . . . . . . . -43-
          9.07  Litigation . . . . . . . . . . . . . . . . . . . . . . -44-
          9.08  Leverage Ratio . . . . . . . . . . . . . . . . . . . . -44-
          9.09  Interest Coverage Ratio. . . . . . . . . . . . . . . . -44-
          9.10  Mergers, Asset Dispositions and
                  Acquisitions, Etc. . . . . . . . . . . . . . . . . . -44-
          9.11  Liens. . . . . . . . . . . . . . . . . . . . . . . . . -46-
          9.12  Investments. . . . . . . . . . . . . . . . . . . . . . -46-
          9.13  Restricted Payments. . . . . . . . . . . . . . . . . . -46-
          9.14  Transactions with Affiliates . . . . . . . . . . . . . -47-
          9.15  Lines of Businesses. . . . . . . . . . . . . . . . . . -47-
          9.16  Environmental Matters. . . . . . . . . . . . . . . . . -48-

Section 10.  Defaults. . . . . . . . . . . . . . . . . . . . . . . . . -48-
          10.01  Events of Default . . . . . . . . . . . . . . . . . . -48-

Section 11.  The Administrative Agent. . . . . . . . . . . . . . . . . -51-
          11.01  Appointment, Powers and Immunities. . . . . . . . . . -51-
          11.02  Reliance by Administrative Agent. . . . . . . . . . . -52-
          11.03  Defaults. . . . . . . . . . . . . . . . . . . . . . . -52-
          11.04  Rights as a Lender. . . . . . . . . . . . . . . . . . -53-
          11.05  Indemnification . . . . . . . . . . . . . . . . . . . -53-
          11.06  Non-Reliance on Administrative Agent
                  and Other Lenders. . . . . . . . . . . . . . . . . . -54-
          11.07  Failure to Act. . . . . . . . . . . . . . . . . . . . -54-
          11.08  Resignation or Removal of
                  Administrative Agent . . . . . . . . . . . . . . . . -54-
          11.09  Consents under Basic Documents. . . . . . . . . . . . -55-

Section 12.  Miscellaneous . . . . . . . . . . . . . . . . . . . . . . -55-
          12.01  Waiver. . . . . . . . . . . . . . . . . . . . . . . . -55-
          12.02  Notices . . . . . . . . . . . . . . . . . . . . . . . -56-
          12.03  Expenses, Etc.. . . . . . . . . . . . . . . . . . . . -56-
          12.04  Indemnification . . . . . . . . . . . . . . . . . . . -56-
          12.05  Amendments, Etc.. . . . . . . . . . . . . . . . . . . -57-
          12.06  Successors and Assigns. . . . . . . . . . . . . . . . -57-
          12.07  Confidentiality . . . . . . . . . . . . . . . . . . . -59-
          12.08  Survival. . . . . . . . . . . . . . . . . . . . . . . -59-
          12.09  Captions. . . . . . . . . . . . . . . . . . . . . . . -59-
          12.10  Counterparts; Integration;
                  Severability . . . . . . . . . . . . . . . . . . . . -60-
          12.11  GOVERNING LAW; SUBMISSION TO
                  JURISDICTION; WAIVER OF JURY TRIAL . . . . . . . . . -60-



                                 Schedules

 SCHEDULE I    -  Subsidiaries
 SCHEDULE II   -  Information Package


                                 Exhibits

 EXHIBIT A   -  Form of Working Capital Loan Note
 EXHIBIT B   -  Form of Money Market Loan Note
 EXHIBIT C   -  Form of Money Market Quote Request
 EXHIBIT D   -  Form of Money Market Quote
 EXHIBIT E   -  Form of Closing Date Opinion of
                  Counsel to Company
 EXHIBIT F   -  Form of Closing Date Opinion of
                  Special New York Counsel to the
                  Administrative Agent

                           CREDIT AGREEMENT


            CREDIT AGREEMENT dated as of March 30, 1995 among:
  GEORGIA GULF CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (together with its successors, the "Company"); each of the lenders that is a signatory hereto (individually a "Lender" and, collectively, the "Lenders"); and THE CHASE MANHATTAN BANK (NATIONAL ASSOCIATION), as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

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

            "Applicable Lending Office" shall mean, for each Lender and for each Type of Loan, the Lending Office of such Lender (or of an affiliate of such Lender) designated for such Type of Loan below its name on the signature pages hereof or such other office of such Lender (or of an affiliate of such Lender) as such Lender may from time to time specify to the Administrative Agent and the Company as the office by which its Loans of such Type are to be made and maintained.

            "Applicable Margin" shall mean, with respect to any Working Capital Loan and during any Performance Period (or portion thereof), the percentage indicated below opposite the Applicable Pricing Ratio for such Performance Period (or portion thereof) (determined as a function of the Type of such Loan):


  Applicable Pricing Ratio   Base Rate Loans   Eurodollar Loans

  Greater than 2.00:1.00          0.0%             0.375%

  Greater than 0.75:1 but less
    than or equal to 2.00:1.00    0.0%             0.275%

  Less than or equal to
       0.75:1.00                  0.0%             0.250%


            "Applicable Pricing Ratio" shall mean, for any Performance Period the ratio of (x) Indebtedness of the Company and its consolidated subsidiaries, determined on a consolidated basis as at the end of the fiscal quarter (the "statement quarter") to which the financial statements received by the Administrative Agent on the first day of such Performance Period (or in the case of the first Performance Period, most recently received prior to the Closing Date) relate, to (y) Cash Flow for the period of four fiscal quarters ending at the end of the statement quarter, as set forth in a certificate of the chief financial officer or corporate controller of the Company delivered to the Administrative Agent on the first day of such Performance Period, provided that the Applicable Pricing Ratio for any portion of any Performance Period that occurs on or after the 45th day following the end of the fiscal quarter of the Company during which such Performance Period commenced shall be deemed to be greater than 2.00:1.00.

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

            "Basic Documents" shall mean this Agreement and the Notes.

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

            "Capital Lease Obligations" shall mean, as to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property which obliga-tions are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP (including Statement of Financial Accounting Standards No. 13 of the Financial Accounting Standards Board) and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP (including such Statement No. 13).

            "Cash Flow" shall mean, for any period, the sum (without duplication), determined on a consolidated basis for the Company and its Subsidiaries, of (i) net operating income of the Company and its Subsidiaries (calculated before provision for income taxes, interest expense, extraordinary items and income attributable to equity in Affiliates) for such period plus (ii) depreciation, amortization and other non-cash items (to the extent deducted in determining operating income) for such period plus (iii) accrued interest income (to the extent not included in determining operating income) for such period.

            "Chase" shall mean The Chase Manhattan Bank
  (National Association) and its successors.

            "Closing Date" shall mean the date of the initial
  Loans made hereunder.

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

            "Eurodollar Rate" shall mean, for any Eurodollar Loans and any LIBOR Market Loans, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) deter-mined by the Administrative Agent to be equal to (i) the Eurodollar Base Rate for such Loans for the Interest Period for such Loans divided by (ii) 1 minus the Eurodollar Reserve Requirement for such Loans for such Interest Period.

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

            "Existing Credit Agreement" shall mean the Credit Agreement dated as of April 27, 1994 among the Company, the lenders listed on the signature pages thereof and The Chase Manhattan Bank (National Association), as administrative agent for such lenders.

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

            "Fixed Rate Loans" shall mean Eurodollar Loans and, for the purposes of Section 6 hereof only, LIBOR Market
  Loans.

            "GAAP" shall mean generally accepted accounting principles as in effect from time to time consistently applied.

            "Gallman Indebtedness" shall mean all liabilities and obligations of the Company in respect of $17,000,000 in aggregate principal amount of industrial development revenue bonds issued or to be issued by the Mississippi Business Finance Corporation, the proceeds of which are to be used to finance the planned expansion and improvements at the Company's Gallman, Mississippi facility, including, without limitation, reimbursement obligations and obligations in respect of letters of credit issued in connection therewith, which liabilities and obligations of the Company will be secured only by the Company's existing and future real and personal property located at its Gallman, Mississippi facility.

            "Guaranty" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securi-ties or services, to take-or-pay, or to maintain financial statement conditions or otherwise, other than agreements to purchase goods at an arm's length price in the ordinary course of business) or (ii) entered into for the purpose of assuring in any other manner the holder of such Indebtedness of the payment thereof or to protect such holder against loss in respect thereof (in whole or in part), provided that the term Guaranty shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

            "Hazardous Substances" shall have the meaning set forth in 42 U.S.C. Section 9601(14).

            "Incentive Equity Plan" means the Company's 1990
  Incentive Equity Plan, as the same shall be modified and supplemented and in effect from time to time.

            "Indebtedness" shall mean, as to any Person
  (determined without duplication): (i) indebtedness of such Person for borrowed money (whether by loan or the issuance and sale of debt securities) or for the deferred purchase or acquisition price of property or services, other than accounts payable (other than for borrowed money) incurred in the ordinary course of business; (ii) obligations of such Person in respect of letters of credit or similar instru-ments issued or accepted by banks and other financial insti-tutions for the account of such Person; (iii) Capital Lease Obligations of such Person; (iv) obligations of such Person to redeem or otherwise retire shares of capital stock of such Person or, in the case of the Company, any such obliga-tion to redeem or retire shares of capital stock of the Com-pany prior to November 15, 2000 (other than any such obli-gation the payment of which would constitute a Restricted Payment permitted by Section 9.13); (v) indebtedness of others of the type described in clause (i), (ii), (iii) or
  (iv) above secured by a Lien on the property of such Person, whether or not the respective obligation so secured has been assumed by such Person; (vi) indebtedness of others of the type described in clause (i), (ii), (iii) or (iv) above Guaranteed by such Person and (vii) deferred insurance premiums.

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

            (2) with respect to any Set Rate Loan, the period commencing on the date such Set Rate Loan is made and ending on any Business Day up to 360 days, but at least 7 days, thereafter, as the Company may select as provided in Section 3.03(a) hereof; and

            (3) with respect to any LIBOR Market Loan, the period commencing on the date such LIBOR Market Loan is made and ending on the numerically corresponding day in the first, second, third, sixth or twelfth calendar month thereafter, as the Company may select as provided in Section 3.03(a) hereof, except that each Interest Period which commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month.

  Notwithstanding the foregoing: (i) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, in the case of an Interest Period for Eurodollar Loans or LIBOR Market Loans, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and (ii) no Interest Period for any Eurodollar Rate Loans or LIBOR Market Loans shall have a duration of less than one month and, if the Interest Period for any such Loans would otherwise be a shorter period, such Loans shall not be available hereunder.

            "Investments" shall have the meaning assigned to such term in Section 9.12 hereof.

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

            "Lien" shall mean, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encum-brance of any kind in respect of such asset. For the pur-poses of this Agreement, the Company and each of its Subsi-diaries shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.

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

            "Loans" shall mean Money Market Loans and Working
  Capital Loans.

            "Majority Lenders" shall mean, at any time while no Working Capital Loans are outstanding, Lenders having at least 51% of the aggregate amount of the Working Capital Commitments and, at any time while Working Capital Loans are outstanding, Lenders holding at least 51% of the outstanding aggregate principal amount of Working Capital Loans.

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

            "Notes" shall mean the Working Capital Loan Notes and the Money Market Loan Notes.

            "PBGC" shall mean the Pension Benefit Guaranty
  Corporation or any entity succeeding to any or all of its functions under ERISA.

            "Performance Period" shall mean each of the periods commencing on a day that a complete set of all financial statements required to be delivered to the Administrative Agent under Section 9.01(b) is received by it and ending on a day immediately preceding the day on which the next subsequent complete set of all the financial statements required to be delivered to the Administrative Agent under Section 9.01(b) is received by it; provided that the first Performance Period shall commence on the Closing Date and be based on the financial statements for December 31, 1994.

            "Person" shall mean an individual, a corporation, a company, a voluntary association, a partnership, a trust, an unincorporated organization or a government or any agency, instrumentality or political subdivision thereof.

            "Plan" shall mean an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code and is either (a) maintained by the Company or any member of the Controlled Group for employees of the Company or any member of the Controlled Group or (b) maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which the Company or any member of the Controlled Group is then making or accruing an obligation to make contribu-tions or has within the preceding five plan years made contributions.

            "Post-Default Rate" shall mean, in respect of any principal of any Loan or any other amount payable by the Company under this Agreement which is not paid when due (whether at stated maturity, by acceleration or otherwise), a rate per annum during the period commencing on the due date until such amount is paid in full equal to the sum of 2% plus the Base Rate as in effect from time to time plus the Applicable Margin for Base Rate Loans.

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

            "Working Capital Availability Period" shall mean the period from and including the date hereof to but not including March 30, 2000.

            "Working Capital Commitment" shall mean, as to any Lender, the obligation of such Lender to make Working Capital Loans in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set forth opposite such Lender's name on the signature pages hereto under the caption "Working Capital Commitment" (as the same may be reduced from time to time pursuant to
  Section 2.03 hereof).

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

            "Working Capital Obligations" shall mean, as at any date of determination thereof, the sum of the following (determined without duplication): (i) the aggregate principal amount of Working Capital Loans outstanding hereunder plus (ii) the aggregate principal amount of Money Market Loans outstanding hereunder.

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

            1.03 Classes and Types of Loans. Loans hereunder are classified as either Working Capital Loans or Money Market Loans by reference to the provisions hereof under which participation in the related borrowings are determined (i.e., a "Working Capital Loan" is included in a borrowing in which all Lenders participate and a "Money Market Loan" is included in a borrowing in which the Lender participants are determined on the basis of their bids in accordance with
  Section 3.03). Working Capital Loans and Money Market Loans are divided into "Types". The "Type" of a Working Capital Loan refers to the determination whether such Loan is a Eurodollar Loan or a Base Rate Loan. The "Type" of Money Market Loan refers to the determination whether such Loan is a Set Rate Loan or a LIBOR Market Loan. Working Capital Loans and Money Market Loans are sometimes identified by Type (e.g., a "Eurodollar Working Capital Loan" indicates that such Loan is both a Eurodollar Loan and a Working Capital Loan).


            Section 2.  Loans.

            2.01  Loans.

            (a) Working Capital Loans. Each Lender severally agrees that, from time to time during the Working Capital Availability Period, it shall make, subject to the terms of this Agreement, loans to the Company in an aggregate principal amount at any one time outstanding which, together with an amount equal to the product of (x) its Working Capital Commitment Percentage times (y) all Money Market Loans shall not exceed its Working Capital Commitment, as reduced from time to time pursuant to Section 2.03 hereof; provided that the aggregate amount of all Working Capital Obligations shall not at any time exceed the aggregate of the Working Capital Commitments as reduced from time to time pursuant to Section 2.03 hereof.

            (b) Money Market Loans. In addition to Working Capital Loans, the Company may from time to time during the Working Capital Availability Period request the Lenders to make offers to make Money Market Loans to the Company as set forth in Section 3.03. The Lenders may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers; provided that the aggregate principal amount of all Working Capital Obligations shall not at any time exceed the aggregate amount of the Working Capital Commitments as reduced from time to time pursuant to Section 2.03 hereof.

            2.02 Use of Proceeds. Proceeds of the Loans shall be used by the Company for working capital purposes and any other corporate purposes not prohibited by this Agreement, including the repayment of amounts outstanding under the Existing Credit Agreement and the repayment of the Company's 15% Senior Subordinated Notes due April 15, 2000. None of such proceeds shall be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of buying or carrying any margin stock (within the meaning of Regulation U or X of the Board of Governors of the Federal Reserve System).

            2.03  Reductions of Commitments.

            (a) Mandatory. The Working Capital Commitments shall terminate on the last day of the Working Capital
  Availability Period.

            (b) Optional. The Company shall have the right to terminate or reduce the Working Capital Commitments at any time or from time to time, provided that: (i) the Company shall give notice of each such termination or reduction to the Administrative Agent as provided in Section
  5.05 hereof and (ii) each partial reduction shall be in an aggregate amount at least equal to $5,000,000 (or in larger multiples of $1,000,000).

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

            The "Facility Fee Rate" shall mean for any day during any Performance Period, (i) 0.25% if the Applicable Pricing Ratio for such Performance Period is greater than
  2.00 to 1.00, (ii) 0.125% if the Applicable Pricing Ratio for such Performance Period is greater than 0.75 to 1.00 but less than or equal to 2.00 to 1.00 or (iii) 0.10% if the Applicable Pricing Ratio for such Performance Period is less than or equal to 0.75 to 1.00.

            (b) Administration Fee. The Company shall pay to the Administrative Agent on each anniversary of the Closing Date, so long as any of the Working Capital Commitments are in effect and until payment in full of all Loans hereunder and payment in full of all interest thereon and all other amounts payable hereunder, an annual administration fee in the amount set forth in the letter agreement (the "Fee Letter") dated as of March 21, 1995 between the Company and the Administrative Agent or as otherwise from time to time agreed between the Company and the Administrative Agent.
  The Company shall also pay to the Administrative Agent fees in connection with each Money Market Quote Request at the time and in the amount set forth in the Fee Letter or as otherwise from time to time agreed between the Company and the Administrative Agent.

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

            (b) Money Market Loans. The Money Market Loans made by any Lender shall be evidenced by a single promissory note of the Company in substantially the form of Exhibit B hereto, dated the date of the delivery of such Note to the Administrative Agent under this Agreement, payable to the order of such Lender and otherwise duly completed.

            (c)  Note Schedules.  Each Lender is hereby
  authorized by the Company to endorse on the schedule (or a continuation thereof) attached to each Note of such Lender, to the extent applicable, the date, amount, interest rate, Type of and the Interest Period (if any) for each Loan made by such Lender to the Company hereunder and evidenced by such Note, and the date and amount of each payment or prepayment of principal of such Loan received by such Lender; provided that any failure by such Lender to make any such endorsement shall not affect the obligations of the Company under such Note or hereunder in respect of such Loan.


            Section 3.  Borrowings, Conversions and
  Prepayments.

            3.01  Borrowings.

            (a) Working Capital Loans. The Company shall give the Administrative Agent notice of each borrowing of Working Capital Loans to be made hereunder as provided in
  Section 5.05 hereof. Not later than 11:00 a.m. New York time on the date specified for each such borrowing here-under, each Lender shall make available the amount of the Loan to be made by it on such date to the Administrative Agent, at the Principal Office, in immediately available funds, for the account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company by depositing the same, in immediately available funds, in an account designated by the Company maintained with the Administrative Agent at the Principal Office.

            (b) Money Market Loans. Requests by the Company of offers to make Money Market Loans shall be made as provided in Section 3.03.

            3.02  Prepayments and Conversions.

            (a) Optional Prepayments and Conversions. The Company shall have the right to prepay Working Capital Loans and to convert Working Capital Loans of one Type into Working Capital Loans of a different Type, at any time or from time to time, provided that the Company shall give the Administrative Agent notice of each such prepayment as provided in Section 5.05 hereof. The Company may not prepay Money Market Loans or convert Money Market Loans from one Type to a different Type, except that the Company may prepay Money Market Loans to the extent required pursuant to
  Section 3.02(b) hereof.

            (b) Mandatory Prepayments. On the date of each reduction of Working Capital Commitments pursuant to Section 2.03(b), the Company shall prepay Loans, together with accrued interest on the principal amount prepaid, to the extent (if any) required so that the aggregate principal amount of Loans outstanding immediately after such prepayment will not exceed the aggregate amount of the Working Capital Commitments after giving effect to such reduction. Any prepayment pursuant to this subsection (b) shall be applied, first, to Working Capital Loans and second, to Money Market Loans, pro rata.

            3.03  Money Market Loans.

            (a)  When, pursuant to Section 2.01(b), the
  Company wishes to request offers to make Money Market Loans, it shall give the Administrative Agent (which shall promptly notify the Lenders) notice (a "Money Market Quote Request") no later than 11:00 a.m. New York time on (x) the fourth Business Day prior to the date of borrowing proposed therein, in the case of a LIBOR Auction or (y) the Business Day next preceding the date of borrowing proposed therein, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of Majority Lenders, may agree). The Company may request offers to make Money Market Loans for up to three different Interest Periods in a single notice (for which purpose Interest Periods in different numbered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); provided that the request for each separate Interest Period shall be deemed to be a separate Money Market Quote Request for a separate borrowing (but for purposes of determining any administrative agency fees payable to the Administrative Agent in respect of same, such a request shall be deemed to be a request for only one Money Market borrowing). Each such notice shall be substantially in the form of Exhibit C hereto and shall specify as to each Money Market borrowing:

            (i) the proposed date of such borrowing, which shall be a Business Day;

           (ii) the aggregate amount of such borrowing, which shall be at least $5,000,000 (or in larger multiples of $1,000,000) but shall not cause the limits specified in
         Section 2.01(b) hereof to be violated;

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

            (ii)  Each Money Market Quote shall be
  substantially in the form of Exhibit D hereto and shall specify:

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

            (c) The Administrative Agent shall (x) in the case of a Set Rate Auction, as promptly as practicable after the Money Market Quote is submitted (but in any event not later than 10:15 a.m. New York time) or (y) in the case of a LIBOR Auction, by 4:00 p.m. New York time on the day a Money Market Quote is submitted, notify the Company of the terms
  (i) of any Money Market Quote submitted by a Lender that is in accordance with Section 3.03(b) hereof and (ii) of any Money Market Quote that amends, modifies or is otherwise inconsistent with a previous Money Market Quote submitted by such Lender with respect to the same Money Market Quote Request. Any such subsequent Money Market Quote shall be disregarded by the Administrative Agent unless such subsequent Money Market Quote is submitted solely to correct a manifest error in such former Money Market Quote. The Administrative Agent's notice to the Company shall specify
  (A) the aggregate principal amount and Interest Period of each Money Market borrowing for which offers have been received and (B) the respective principal amounts and Money Market Margins or Money Market Rates, as the case may be, so offered by each Lender (identifying the Lender that made each Money Market Quote).

            (d)  Not later than 11:00 a.m. New York time on
  (x) the third Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) the Quotation Date, in the case of a Set Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Lenders, may agree), the Company shall notify the Administrative Agent of its acceptance or nonacceptance of the offers so notified to it pursuant to Section 3.03(c) hereof (and the failure of the Company to give such notice by such time shall constitute nonacceptance) and the Administrative Agent shall promptly notify each affected Lender. In the case of acceptance, such notice shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The Company may accept any Money Market Quote in whole or in part; provided that:

            (i)  the aggregate principal amount of Money
         Market Loans borrowed may not exceed the applicable amount set forth in the related Money Market Quote
         Request;

            (ii)  the aggregate principal amount of each Money
         Market borrowing shall be at least $5,000,000 (or in larger multiples of $1,000,000) but shall not cause the limits specified in Section 2.01(b) hereof to be violated;

            (iii) acceptance of offers may be made only in ascending order of Money Market Margins or Money Market
         Rates, as the case may be;

            (iv) the Company may not accept any offer where the Administrative Agent has advised the Company that such offer fails to comply with Section 3.03(b)(ii) hereof or otherwise fails to comply with the requirements of this Agreement (including, without limitation, Section 2.01(b) hereof); and

            (v)  any Money Market Quote accepted in part
         shall be at least $5,000,000 or in larger multi-

         ples of $1,000,000, except that if offers are made by two or more Lenders with the same Money Market
         Margins or Money Market Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Money Market Loans in respect of which such offers are accepted shall be allocated by the Company among such Lenders as nearly as possible
         (in multiples of $1,000,000) in proportion to the aggregate principal amount of such offers.

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


            Section 4.  Payments of Principal and Interest.

            4.01  Repayment of Loans.

            (a) The Working Capital Loans shall mature on the last day of the Working Capital Availability Period.

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

            4.02  Interest.  The Company will pay to the
  Administrative Agent for the account of each Lender interest on the unpaid principal amount of each Loan made by such Lender for the period commencing on the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

            (a)  if such Loan is a Base Rate Loan, the Base
         Rate plus the Applicable Margin;

            (b)  if such Loan is a Eurodollar Loan, the
         Eurodollar Rate plus the Applicable Margin;

            (c) if such Loan is a LIBOR Market Loan, the Eurodollar Rate plus (or minus) the Money Market Margin quoted by the Lender making such Loan in accordance with Section 3.03 hereof; and

            (d)  if such Loan is a Set Rate Loan, the Money
         Market Rate for such Loan for the Interest Period therefor quoted by the Lender making such Loan in accordance with Section 3.03 hereof.

  Notwithstanding any of the foregoing, the Company will pay to the Administrative Agent for the account of each Lender interest at the applicable Post-Default Rate on any principal of any Loan made by such Lender and on any other amount payable by the Company hereunder to or for the account of such Lender (but, if such amount is interest, only to the extent legally enforceable), which shall not be paid in full when due (whether at stated maturity, by acceleration or otherwise), for the period commencing on the due date thereof until the same is paid in full.

            Accrued interest on each Loan shall be payable (i) if such Loan is a Base Rate Loan, on each Quarterly Date,
  (ii) if such Loan is a Eurodollar Loan or Money Market Loan, on the last day of the Interest Period for such Loan (and, if such Interest Period exceeds 90 days (in the case of a Set Rate Loan) or three months' duration (in the case of a Eurodollar or LIBOR Market Loan), quarterly, commencing on the first quarterly anniversary of the first day of such Interest Period), and (iii) in any event, upon the payment, prepayment or conversion thereof, but only on the principal so paid or prepaid or converted; provided that interest payable at the Post-Default Rate shall be payable from time to time on demand of the Administrative Agent or the Majority Lenders. Promptly after the determination of any interest rate provided for herein or any change therein, the Administrative Agent shall notify the Lenders and the Company thereof.

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


            Section 5.  Payments; Pro Rata Treatment;
  Computations; Etc.

            5.01 Payments. Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Company hereunder and under the Notes shall be made in Dollars, in immediately available funds, to the Administrative Agent at the Principal Office, not later than 11:00 a.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). The Administrative Agent, or any Lender for whose account any such payment is made, may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Company with the Administrative Agent or such Lender, as the case may be.
  The Company shall, at the time of making each payment hereunder or under any Note, specify to the Administrative Agent the Loans or other amounts payable by the Company hereunder to which such payment is to be applied (and in the event that it fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent may apply such payment as it may elect in its sole discretion, but subject to the other terms and conditions of this Agreement, including without limitation, Section 5.02 hereof). Each payment received by the Administrative Agent hereunder or under any Note for the account of a Lender shall be paid promptly to such Lender, in immediately available funds, for the account of such Lender's Applicable Lending Office. If the due date of any payment hereunder or under any Note would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall be payable for any principal so extended for the period of such extension.

            5.02 Pro Rata Treatment. Except to the extent otherwise provided herein: (a) each borrowing from the Lenders under Section 2.01(a) hereof shall be made from the Lenders, each payment of facility fees under Section 2.04 hereof shall be made for the account of the Lenders, and each termination or reduction of the Working Capital Commitments under Section 2.03 hereof shall be applied to the Working Capital Commitments of the Lenders, pro rata according to the Lenders' respective percentages of the Working Capital Commitments; (b) each payment by the Company of principal of or interest on Working Capital Loans of a particular Type (other than payments in respect of Working Capital Loans of individual Lenders provided for by Section 6 hereof) shall be made to the Administrative Agent for the account of the Lenders pro rata in accordance with the respective unpaid principal amounts of such Working Capital Loans held by the Lenders; and (c) each conversion of Working Capital Loans of a particular Type (other than conversions of Working Capital Loans of individual Lenders pursuant to Section 6.04 hereof) shall be made pro rata among the Lenders in accordance with the respective principal amounts of such Working Capital Loans held by the Lenders.

            5.03 Computations. Interest on Money Market Loans and Eurodollar Loans and fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable.

            5.04 Minimum and Maximum Amounts; Types. Each borrowing, conversion and prepayment of principal of Working Capital Loans shall be in an aggregate principal amount equal to $1,000,000 (or a larger multiple of $1,000,000 in the case of Eurodollar Loans or $500,000 in the case of Base Rate Loans, except that any borrowing of Working Capital Loans may be in the aggregate amount of the unused portion of the Working Capital Commitments provided that such unused portion exceeds $1,000,000). Borrowings, conversions or prepayments of Working Capital Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods, made at the same time hereunder shall be deemed separate borrowings, conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period. Notwithstanding anything to the contrary contained in this Agreement there shall not be, at any one time, more than six Interest Periods in effect with respect to Eurodollar Loans.

            5.05  Certain Notices.  Except as specified in
  Section 3.03 with respect to Money Market Loans, notices to the Administrative Agent of terminations or reductions of Working Capital Commitments, of borrowings, conversions and prepayments of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 11:00 a.m. New York time on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, conversion and/or prepayment specified below:

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

  Each such notice of termination or reduction shall specify the amount of the Working Capital Commitments to be terminated or reduced. Each such notice of borrowing, conversion or prepayment shall specify the amount and Type of the Loans to be borrowed, converted or prepaid (subject to Sections 3.02(a) and 5.04 hereof), the date of borrowing, conversion or prepayment (which shall be a Business Day) and, in the case of Eurodollar Loans, the duration of the Interest Period therefor (subject to the definition of Interest Period). Each such notice of duration of an Interest Period shall specify the Loans to which such Interest Period is to relate. The Administrative Agent shall promptly notify the affected Lenders of the contents of each such notice. In the event that the Company fails to select the duration of any Interest Period for any Eurodollar Loans within the time period and otherwise as provided in this Section 5.05, such Loans (if outstanding as Eurodollar Loans) will be automatically converted into Base Rate Loans on the last day of the then current Interest Period for such Loans or (if outstanding as Base Rate Loans) will remain as, or (if not then outstanding) will be made as, Base Rate Loans.

            5.06 Non-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Lender or the Company (the "Payor") prior to the date on which such Lender is to make payment to the Administrative Agent of the proceeds of a Loan to be made by it hereunder or the Company is to make a payment to the Administrative Agent for the account of one or more of the Lenders, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient of such payment shall, on demand, pay to the Administrative Agent the amount made available to it together with interest thereon in respect of the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such period.

            5.07  Sharing of Payments, Etc.  The Company
  agrees that, in addition to (and without limitation of) any right of set-off, bankers' lien or counterclaim a Lender (or any bank controlled by such Lender) may otherwise have, each Lender (or any bank controlled by such Lender) shall be entitled, at its option, to offset balances held by it for the account of the Company at any of its offices, in Dollars or in any other currency, against any principal of or interest on any of such Lender's Loans to the Company hereunder or other obligation of the Company hereunder, which is not paid when due (regardless of whether such balances are then due to the Company), in which case it shall promptly notify the Company and the Administrative Agent thereof, provided that such Lender's failure to give such notice shall not affect the validity thereof. If a Lender (or any bank controlled by such Lender) shall obtain payment of any principal of or interest on any Working Capital Loans made by it under this Agreement or other obligation then due to such Lender hereunder, through the exercise of any right of set-off, banker's lien, counterclaim or similar right, or otherwise, such Lender shall promptly purchase from the other Lenders participations in the Working Capital Loans made or other obligations held, by the other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Working Capital Loans or other obligations then due to each of them. To such end all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. The Company agrees, to the fullest extent it may effectively do so under applicable law, that any Person purchasing a participation in the Working Capital Loans made or other obligations held, by another Person, whether or not acquired pursuant to the foregoing arrangements, may exercise all rights of set-off, bankers' lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans or other obligations in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Company.


            Section 6.  Yield Protection and Illegality.

            6.01  Additional Costs.

            (a) The Company shall pay to the Administrative Agent for the account of each Lender from time to time such amounts as such Lender may determine to be necessary to compensate it for any costs incurred by such Lender which such Lender determines are attributable to its making or maintaining of any Fixed Rate Loans hereunder or its obligation to make any of such Loans hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any of such Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), in each case resulting from any Regulatory Change which:

            (i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or its Notes in respect of any of such Loans (other than changes which affect taxes measured by or imposed on the overall net income of such Lender or of its Applicable Lending Office for any of such Loans by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office); or

           (ii) imposes or modifies any reserve, special deposit, insurance assessment or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender (including any of such Loans or any deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof); or

          (iii) imposes any other condition affecting this Agreement (or any of such extensions of credit or liabilities).

  Each Lender will notify the Company through the Administra-tive Agent of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this Section 6.01(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation, and (if so requested by the Company through the Administrative Agent) will designate a different Applicable Lending Office for the relevant Type of Fixed Rate Loans of such Lender if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of such Lender, be disadvantageous to such Lender (provided that such Lender shall have no obligation to so designate an Applicable Lending Office located in the United States of America). Each Lender will furnish the Company with a statement setting forth the basis and amount of each request by such Lender for compensation under this Section 6.01(a). If any Lender requests compensation from the Company under this
  Section 6.01(a), the Company may, by notice to such Lender through the Administrative Agent, suspend the obligation of such Lender to make additional Fixed Rate Loans of the relevant Type to the Company until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 6.04 hereof shall be applicable). If the Company shall be required to pay Additional Costs to any Lender pursuant to 6.01(a)(i) in respect of taxes deducted from any payment to such Lender, the Company shall furnish to such Lender the original or a certified copy of a receipt evidencing payment of such taxes.

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

            6.02  Limitation on Types of Loans.  Anything
  herein to the contrary notwithstanding, if, with respect to any Fixed Rate Loans:

            (a) the Administrative Agent determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Base Rate" in Section
         1.01 hereof are not being provided for the relevant maturities for purposes of determining the rate of interest for such Loans for Interest Periods therefor as provided in this Agreement; or

            (b)  the Majority Lenders determine (which
         determination shall be conclusive) and notify the Administrative Agent that the relevant rates of interest referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof upon the basis of which the rates of interest for such Loans are to be determined do not accurately reflect the cost to such Lenders of making or maintaining such Loans for Interest Periods therefor;

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

            6.06  Capital Adequacy.  If any Lender shall
  determine that the adoption or implementation of any applicable law, rule, regulation or treaty regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or its Applicable Lending Office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Lender or any Person controlling such Lender (a "Parent") as a consequence of its obligations hereunder to a level below that which such Lender (or its Parent) could have achieved but for such adoption, change or compliance (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time, within 15 days after demand by such Lender (with a copy to the Administrative Agent), the Company shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction. A statement of any Lender claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive absent manifest error, provided that the determination thereof is made on a reasonable basis. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

            6.07  Substitution of Lender.  If (i) the
  obligation of any Lender to make Fixed Rate Loans has been suspended pursuant to Section 6.01(b) or 6.03 or (ii) any Lender has demanded compensation under Section 6.01(a) or 6.06, the Company shall have the right, with the assistance of the Administrative Agent, to seek a mutually satisfactory substitute lender or lenders (which may be one or more of the Lenders) to purchase the Working Capital Loan Note and assume the Working Capital Commitment of such Lender.


            Section 7.  Conditions Precedent.

            7.01  Initial Loans.  The obligation of each
  Lender to make the initial Loans to be made by it hereunder is subject to the following conditions precedent, each of which shall have been fulfilled to the satisfaction of the Administrative Agent:

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

            (e)  Opinion of Counsel to the Company.  The
         Administrative Agent shall have received an opinion of Jones, Day, Reavis & Pogue, special New York and
         Delaware corporate counsel to the Company, substantially in the form of Exhibit E hereto covering such other matters relating to the transactions contemplated hereby as the Majority Lenders may reasonably request.

            (f)  Opinions of Special Counsel to the
         Administrative Agent. The Administrative Agent shall have received an opinion of Davis Polk & Wardwell, substantially in the form of Exhibit F hereto.

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

            (i)  Existing Credit Agreement.  The
         Administrative Agent shall have received evidence that, after giving effect to the application of the proceeds of the initial Loans to be made hereunder, (i) all amounts outstanding under the Existing Credit Agreement have been paid in full, (ii) all commitments thereunder have been terminated and (iii) all notes and letters of credit issued pursuant thereto have been cancelled.

            (j) Other Documents. The Administrative Agent shall have received such other documents relating to the transactions contemplated hereby as the Administrative Agent may reasonably request.

            7.02  Initial and Subsequent Loans.  The
  obligation of each Lender to make any Loan to be made by it hereunder is subject to the conditions precedent that, as of the date of such Loan, and before and after giving effect thereto: (a) no Default shall have occurred and be continuing; and (b) the representations and warranties made by the Company in this Agreement shall be true on and as of the date of the making of such Loan, with the same force and effect as if made on and as of such date (except that any representation or warranty which is stated to have been made only as of a specific date shall speak only as of such date). Each notice of borrowing by the Company hereunder or Money Market Quote Request shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice or request and, unless the Company otherwise notifies the Administrative Agent prior to the date of such borrowing, as of the date of such borrowing).

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

            8.02 Information. (a) The information furnished by the Company to the Administrative Agent or any Lender for purposes of or in connection with this Agreement and identified on Schedule II did not as of the date thereof and will not as of the Closing Date contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading; provided that although the management of the Company believes that the projections presented therein are reasonable, the Company makes no representation as to their attainability.

            (b)  Without limiting the generality of paragraph
  (a):

            (i) The audited consolidated and consolidating balance sheet of the Company and its Subsidiaries as of December 31, 1994 and the audited consolidated statements of income, changes in stockholders' equity and cash flow for the fiscal year ended December 31, 1994 (collectively, the "Financial Statements"), have been prepared in accordance with generally accepted accounting principles consistently applied. The Financial Statements fairly present the financial position of the Company and its Subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for the fiscal year ended December 31, 1994, in conformity with generally accepted accounting principles.

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

            (d) Since December 31, 1994 there has been no material adverse change in the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company or in the ability of the Company to perform its obligations under each Basic Document.

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

            8.04  No Breach.  None of the execution and
  delivery of the Basic Documents, the consummation of the transactions therein contemplated or compliance with the terms and provisions thereof will conflict with or result in a breach of, or require any consent under, the certificate of incorporation or by-laws of the Company or any of its Subsidiaries, or any applicable law or regulation, or any order, writ, injunction or decree of any court or governmental authority or agency, or any Basic Document or other material agreement or instrument to which the Company or any of its Subsidiaries is a party or by which it is bound or to which it is subject, or constitute a default under any such agreement or instrument, or (except for the Liens permitted by this Agreement) result in the creation or imposition of any Lien upon any of the revenues or assets of the Company or any of its Subsidiaries pursuant to the terms of any such agreement or instrument.

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

            8.09  Taxes.  Each of the Company and its
  Subsidiaries has filed all United States Federal income tax returns and all other material tax returns which are required (after giving effect to all valid extensions in effect) to be filed by it and has paid all taxes due pursuant to such returns or pursuant to any assessment received by it, except to the extent the same may be contested as permitted by Section 9.02 hereof. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of taxes and other governmental charges are, in the opinion of the Company, adequate in all material respects.

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

            8.13 Ownership and Use of Properties. Each of the Company and its Subsidiaries will have on the Closing Date and at all times thereafter, legal title or ownership of, or the right to use pursuant to enforceable and valid agreements or arrangements, all tangible property, both real and personal and all franchises, licenses, copyrights, patents and know-how used as of the date hereof in the operation of its business, except to the extent that failure to have any such title, ownership or right would not result in a material adverse change in the condition (financial or otherwise), assets, nature of assets, liabilities (includ-ing, without limitation, environmental liabilities), or prospects of the Company and its Subsidiaries, taken as a whole.

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


            Section 9. Covenants. The Company agrees that, so long as any of the Working Capital Commitments are in effect and until payment in full of all Loans hereunder all interest thereon and all other amounts payable hereunder, unless the Majority Lenders shall agree otherwise as contemplated by Section 12.05 hereof:

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

            (c) promptly upon the mailing thereof to the shareholders of the Company generally, copies of all financial statements, reports and proxy statements so mailed;

            (d) promptly upon the filing thereof, copies of all registration statements (other than any registration statements on Form S-8 or its equivalent) and any reports which the Company shall have filed with the Securities and Exchange Commission;

            (e) if and when the Company or any member of the Controlled Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC, (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA, a copy of such notice; or (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate or appoint a trustee to administer the Plan, a copy of such notice;

            (f) promptly following the delivery thereof to the Company or to the Board of Directors or management of the Company, a copy of any management letter or written report by independent public accountants with respect to the financial condition, operations, business or prospects of the Company;

            (g) promptly after management of the Company knows that any Default has occurred and is continuing, a notice of such Default, describing the same in reasonable detail; and

            (h) from time to time such other information regarding the financial condition, operations, prospects or business of the Company as the Administrative Agent or any Lender through the Administrative Agent may reasonably request.

  The Company will furnish to each Lender, at the time it furnishes each set of financial statements pursuant to paragraph (a) or (b) above, a certificate of its chief executive officer, chief financial officer or corporate controller (i) to the effect that, to the best of his knowledge after due inquiry, no Default has occurred and is continuing (or, if any Default has occurred and is continuing, describing the same in reasonable detail) and
  (ii) setting forth in reasonable detail the computations necessary to determine whether it was in compliance with Sections 9.08 to 9.10, inclusive, and 9.13 hereof as of the end of the respective fiscal quarter or fiscal year.

            9.02 Taxes and Claims. The Company will pay and discharge, and will cause each of its Subsidiaries to pay and discharge, all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any property belonging to it, prior to the date on which penalties attach thereto, and all lawful claims which, if unpaid, might become a Lien upon the property of the Company or such Subsidiary, provided that neither the Company nor such Subsidiary shall be required to pay any such tax, assessment, charge, levy or claim the payment of which is being contested in good faith and by proper proceedings if it maintains reserves with respect thereto in accordance with GAAP.

            9.03 Insurance. The Company will maintain, and will cause each of its Subsidiaries to maintain such insurance in such amounts and against such risks as is usually carried by companies of established repute engaged in the same or similar business, owning similar properties, and located in the same general areas as the Company and its Subsidiaries. All such insurance shall be written by financially responsible companies of established repute selected by the Company that customarily write insurance for the risks covered thereby in the amounts contemplated thereby.

            9.04  Maintenance of Existence; Conduct of
  Business. The Company will preserve and maintain, and will cause each of its Subsidiaries to preserve and maintain, its corporate existence and all of its rights, privileges and franchises necessary or desirable in the normal conduct of its business, and will conduct its business in a regular manner; provided that nothing herein shall prevent the merger and dissolution of any Subsidiary of the Company into the Company so long as the Company is the surviving corporation or the sale of a Subsidiary not prohibited by
  Section 9.10.

            9.05  Maintenance of and Access to Properties.
  The Company will keep, and will cause each of its Subsidiaries to keep, all of its properties necessary in its business in good working order and condition (having regard to the condition of such properties at the time such properties were acquired by the Company or such Subsidiary), ordinary wear and tear excepted, and will permit representatives of the Lenders to inspect such properties and, upon reasonable notice and at reasonable times, to examine and make extracts and copies from the books and records of the Company and any such Subsidiary; provided that if and for so long as no Default shall have occurred and be continuing, the Company shall not be required to permit more than one such examination or inspection by each Lender during any fiscal year of the Company.

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

            9.08 Leverage Ratio. The Company will not permit the ratio, calculated as at the end of each fiscal quarter for the four fiscal quarters then ended, of (i) the principal amount of Indebtedness of the Company and its Subsidiaries, determined on a consolidated basis at such date, to (ii) Cash Flow for such period to exceed 3.50 to 1.00.

            9.09 Interest Coverage Ratio. The Company will not permit the ratio, calculated as at the end of each fiscal quarter for the four fiscal quarters then ended, of Cash Flow for such period to Interest Expense for such period to be less than 2.50 to 1.00.

            9.10  Mergers, Asset Dispositions and
  Acquisitions, Etc.

            (a) The Company will not, and will not permit any of its Subsidiaries to, sell, lease, assign, transfer or otherwise dispose of any assets, or acquire assets from any Person, except:

            (i) dispositions and acquisitions of inventory in the ordinary course of business;

           (ii) expenditures in respect of fixed or capital assets;

          (iii)  acquisitions of Investments permitted under
         Section 9.12 hereof;

           (iv) dispositions of bonds issued in connection with the Gallman Indebtedness;

            (v) sales of accounts receivable from time to time; provided that (x) the aggregate amount that third-party transferees are entitled at any time to recover from collections on such accounts receivable shall not exceed $50,000,000 and (y) the aggregate outstanding balance of accounts receivable sold to third-party transferees shall not at any time exceed 115% of the aggregate amount of the proceeds received by the Company and its Subsidiaries from the sale of such accounts receivable;

           (vi)  Permitted Acquisitions; and

          (vii) other dispositions of assets not permitted by clauses (i) through (vi) above which, together with all assets disposed of pursuant to this clause (vii) from and after the Closing Date have, after giving effect to any such disposition, an aggregate fair market value not exceeding $50,000,000.

            For purposes of this Section 9.10, a "Permitted Acquisition" shall mean any acquisition of any asset or Investment by the Company or any Subsidiary (including any such acquisition by way of merger); provided that (x) after giving pro forma effect to such acquisition, the Company would have been in compliance with Sections 9.08, and 9.09 hereof on the last day of the four fiscal quarters most recently ended prior to the date of such acquisition (calculated on the assumption that such acquisition occurred at the beginning of such four fiscal quarter period) and (y) no Default or Event of Default has occurred and is continuing or would result therefrom.

            (b) The Company will not, nor will it permit any of its Subsidiaries to, consolidate or merge with or into any other Person; provided that (i) the Company or any Subsidiary may merge with another Person if (x) such Person is organized under the laws of the United States of America or one of its states, (y) the Company or any of its Subsidiaries (except that the Company shall be the remaining corporation upon a merger of a Subsidiary of the Company with the Company) is the corporation surviving such merger and (z) immediately after giving effect to such merger, no Default shall have occurred and be continuing and (ii) any Subsidiary of the Company may merge with any other Person in connection with a Permitted Acquisition or a disposition of such Subsidiary not prohibited by Section 9.10(a).

            9.11 Liens. The Company will not, and will not permit any of its Subsidiaries to, create or suffer to exist any Lien upon any property or assets, now owned or hereafter acquired, securing any Indebtedness or other obligation, except: (i) Liens securing the Gallman Indebtedness in accordance with the definition thereof; (ii) Liens existing on other assets at the date of acquisition thereof or which attach to such assets concurrently with or within 90 days after the acquisition thereof, securing Indebtedness incurred to finance the acquisition thereof; and (iii) other Liens arising in the ordinary course of the business of the Company or such Subsidiary which are not incurred in connection with the borrowing of money or the obtaining of advances or credit and which do not materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business. For the avoidance of doubt, the filing of UCC financing statements in connection with any sale by the Company or any of its Subsidiaries of accounts receivable permitted by Section
  9.10 shall not constitute a Lien prohibited by this Section
  9.11.

            9.12 Investments. The Company will not, and will not permit any of its Subsidiaries to, make or permit to remain outstanding any advances, loans or other extensions of credit or capital contributions (other than prepaid expenses in the ordinary course of business) to (by means of transfers of property or assets or otherwise), or purchase or own any stocks, bonds, notes, debentures or other securities of, any Person (all such transactions being herein called "Investments"), except: (i) operating deposit accounts; (ii) Liquid Investments; (iii) subject to Section
  9.14 hereof, Investments in accounts and chattel paper (as defined in the Uniform Commercial Code), and notes receivable acquired in the ordinary course of business as presently conducted; (iv) Investments existing on the Closing Date in Wholly-Owned Subsidiaries and in Systronics, Inc. and Great River Oil & Gas Corporation, and (v) Investments that constitute Permitted Acquisitions.

            9.13 Restricted Payments. The Company will not, and will not permit any of its Subsidiaries to, declare or make any Restricted Payment, except that the Company may (i) purchase shares of Restricted Stock (as defined in the Incentive Equity Plan) from employees of the Company or its Subsidiaries upon termination of such employees' employment, in accordance with the Incentive Equity Plan in amounts not to exceed $1,000,000 during any fiscal year and $5,000,000 in the aggregate during the term of this Agreement and (ii) make Restricted Payments in addition to the Restricted Payments permitted to be made pursuant to clause (i) above if (a) no Default shall have occurred and be continuing and
  (b) after giving effect to any such payment, the cumulative amount of all payments made in reliance on this clause (ii) does not exceed the sum of $50,000,000 plus 50% of Cumulative Net Income on the date of such payment.

            "Cumulative Net Income" shall mean, on any date, the cumulative amount of the net income, if any (less the cumulative amount of the net loss, if any) of the Company and its Subsidiaries, determined on a consolidated basis, for each fiscal quarter of the Company from (and including) the fiscal quarter ending on March 31, 1994 to (and including) the fiscal quarter of the Company most recently ended prior to such date.

            9.14 Transactions with Affiliates. Except as expressly permitted by this Agreement, the Company will not, and will not permit any of its Subsidiaries to, directly or indirectly: (i) except to the extent not prohibited by
  Section 9.12, make any Investment in an Affiliate of the Company; (ii) transfer, sell, lease, assign or otherwise dispose of any assets to an Affiliate of the Company;
  (iii) merge into or consolidate with or purchase or acquire assets from an Affiliate of the Company; or (iv) enter into any other transaction directly or indirectly with or for the benefit of an Affiliate of the Company (including, without limitation, guarantees and assumptions of obligations of an Affiliate of the Company); provided that (a) any Affiliate of the Company who is an individual may serve as a director, officer or employee of the Company and receive reasonable compensation or indemnification in connection with his or her services in such capacity; (b) the Company or a Subsidiary of the Company may enter into any transaction with an Affiliate of the Company providing for the leasing of property, the rendering or receipt of services or the purchase or sale of inventory and other assets in the ordinary course of business if the monetary or business consideration arising therefrom would be substantially as advantageous to the Company or such Subsidiary as the monetary or business consideration which would be obtained in a comparable arm's length transaction with a Person not an Affiliate of the Company; and (c) the Company may pay commissions to Georgia Gulf Export Corporation on sales of qualified "Export Property" (as defined in Section 927 of the Code) in accordance with Section 925 of the Code and the rules and regulations thereunder.

            9.15 Lines of Businesses. Neither the Company nor any of its Subsidiaries shall engage to any substantial extent in any line or lines of business activity other than present or related product lines.

            9.16 Environmental Matters. The Company will promptly give to the Lenders notice in writing of any complaint, order, citation, notice or other written communication from any Person with respect to, or if the Company becomes aware after due inquiry of, (i) the existence or alleged existence of a violation of any applicable Environmental Law or legal liability resulting from any air emission, water discharge, noise emission, asbestos, Hazardous Substance or any other environmental, health or safety matter at, upon, under or within any property now or previously owned, leased, operated or used by the Company or any of its Subsidiaries or any part thereof, or due to the operations or activities of the Company, any Subsidiary or any other Person on or in connection with such property or any part thereof (including receipt by the Company or any Subsidiary of any notice of the happening of any event involving the Release or cleanup of any Hazardous Substance), (ii) any Release on such property or any part thereof in a quantity that is reportable under any applicable Environmental Law, (iii) the commencement of any cleanup pursuant to or in accordance with any applicable Environmental Law of any Hazardous Substances on or about such property or any part thereof and
  (iv) any pending or threatened proceeding for the termination, suspension or non-renewal of any permit required under any applicable Environmental Law, in each of cases (i), (ii), (iii) and (iv), which individually or in the aggregate could have a material adverse effect on the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, environmental liabilities) or prospects, taken as a whole, of the Company and its Subsidiaries.


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

            (b) the Company or any of its Subsidiaries shall default in the payment when due of any principal of or interest on any Indebtedness having an outstanding principal amount of at least $5,000,000 (other than the Loans); or any event or condition shall occur which results in the acceleration of the maturity of any such Indebtedness or enables the holder of any such Indebtedness or any Person acting on such holder's behalf to accelerate the maturity thereof; or

            (c) any representation or warranty made by the Company herein or in any certificate furnished to any Lender or the Administrative Agent pursuant to the provisions hereof, shall prove to have been false or misleading in any material respect as of the time made; or

            (d)  (i) the Company shall default in the
         performance of any of its obligations in Sections 9.08 through 9.16 hereof; or (ii) the Company shall default in the performance of any of its other obligations in any Basic Document, and such default described in this subclause (ii) shall continue unremedied for a period of 30 days after notice thereof to the Company by the Administrative Agent or the Majority Lenders (through the Administrative Agent); or

            (e) the Company or any of its Subsidiaries shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due; or

            (f)  the Company or any of its Subsidiaries shall
         (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, or
         (vi) take any corporate or partnership action for the purpose of effecting any of the foregoing; or

            (g) a proceeding or case shall be commenced, without the application or consent of the Company or any of its Subsidiaries in any court of competent jurisdiction, seeking (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such Person or of all or any substantial part of its assets, or (iii) similar relief in respect of such Person under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 days; or an order for relief against such Person shall be entered in an involuntary case under the Bankruptcy Code; or

            (h) a final judgment or judgments for the payment of money shall be rendered by a court or courts against the Company or any of its Subsidiaries in excess of $4,000,000 in the aggregate, and (i) the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within 30 days from the date of entry thereof, or (ii) the Company or such Subsidiary shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal, or (iii) such judgment or judgments shall not be discharged (or provisions shall not be made for such discharge) within 30 days after a decision has been reached with respect to such appeal and the related stay has been lifted; or

            (i) the Company or any member of the Controlled Group shall fail to pay when due an amount or amounts aggregating in excess of $2,000,000 which it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; or notice of intent to terminate a Plan or Plans having aggregate Unfunded Liabilities in excess of $2,000,000 shall be filed under Title IV of ERISA by the Company or any member of the Controlled Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans against the Company or any member of the Controlled Group to enforce
         Section 515 or 4219(c)(5) of ERISA; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated; or

            (j) (i) as a result of one or more transactions after the date of this Agreement, any "person" or "group" of persons shall have "beneficial ownership" (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations thereunder) of 30% or more of the outstanding common stock of the Company; or
         (ii) without limiting the generality of the foregoing, during any period of 12 consecutive months, commencing after the date of this Agreement, individuals who at the beginning of such 12-month period were directors of the Company shall cease for any reason to constitute a majority of the board of directors of the Company, provided that the relationships among the respective shareholders of the Company on the Closing Date shall not be deemed to constitute all or any combination of them as a "group" for purposes of clause (j)(i);

  THEREUPON: the Administrative Agent may (and, if directed by the Majority Lenders, shall) (a) declare the Working Capital Commitments terminated (whereupon the Working Capital Commitments shall be terminated) and/or (b) declare the principal amount then outstanding of and the accrued interest on the Loans and commitment fees and all other amounts payable hereunder and under the Notes to be forthwith due and payable, whereupon such amounts shall be and become immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company; provided that in the case of the occurrence of an Event of Default with respect to the Company referred to in clause (f) or (g) of this Section 10.01, the Working Capital Commitments shall be automatically terminated and the principal amount then outstanding of and the accrued interest on the Loans and commitment fees and all other amounts payable hereunder and under the Notes shall be and become automatically and immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.


            Section 11.  The Administrative Agent.

            11.01 Appointment, Powers and Immunities. Each Lender hereby irrevocably appoints and authorizes the Administrative Agent to act as its agent hereunder and the other Basic Documents with such powers as are specifically delegated to the Administrative Agent by the terms hereof and thereof, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this Section 11 shall include reference to its affiliates and its own and its respective affiliates' officers, directors, employees and agents):
  (a) shall have no duties or responsibilities except those expressly set forth in this Agreement and the other Basic Documents, and shall not by reason of this Agreement or any other Basic Document be a trustee for any Lender; (b) shall not be responsible to the Lenders for any recitals, statements, representations or warranties contained in this Agreement or any other Basic Document, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement or any other Basic Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Basic Document or any other document referred to or provided for herein or therein or for any failure by any Person to perform any of its obligations hereunder or thereunder; (c) shall not be required to initiate or conduct any litigation or collection proceedings hereunder or under any other Basic Document except to the extent requested by the Majority Lenders, and (d) shall not be responsible for any action taken or omitted to be taken by it hereunder, any other Basic Document or any other document or instrument referred to or provided for herein or therein or in connection herewith or therewith, except for its own gross negligence or willful misconduct. The Administrative Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

            11.02 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement or any other Basic Document, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and thereunder in accordance with instructions signed by the Majority Lenders, and such instructions of the Majority Lenders, and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders.

            11.03 Defaults. The Administrative Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the non-payment of principal of or interest on Loans) unless the Administrative Agent has received notice from a Lender or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Lenders (and shall give each Lender prompt notice of each such non-payment). The Administrative Agent shall (subject to Section 11.07 hereof) take such action with respect to such Default as shall be directed by the Majority Lenders, provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interests of the Lenders.

            11.04 Rights as a Lender. With respect to its Working Capital Commitments and the Loans made by it, Chase in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Administrative Agent and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. The Administrative Agent may (without having to account therefor to any Lender) accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with the Company (and any of its Affiliates) as if it were not acting as the Administrative Agent and the Administrative Agent may accept fees and other consideration from the Company (in addition to the fees heretofore agreed to between the Company and the Administrative Agent) for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

            11.05 Indemnification. The Lenders agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 12.03 or 12.04 hereof, but without limiting the obligations of the Company under said Sections
  12.03 and 12.04), ratably in accordance with their respective Working Capital Commitments, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of this Agreement or any other Basic Document or any other documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Company is obligated to pay under Sections 12.03 and 12.04 hereof but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

            11.06 Non-Reliance on Administrative Agent and Other Lenders. Each Lender agrees that it has, independently and without reliance on the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or any of the other Basic Documents. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any of the other Basic Documents or any other document referred to or provided for herein or therein or to inspect the properties or books of the Company.
  Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Administrative Agent hereunder or the other Basic Documents, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Company (or any of its affiliates) which may come into the possession of the Administrative Agent.

            11.07  Failure to Act.  Except for action
  expressly required of the Administrative Agent hereunder and under the other Basic Documents, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder and thereunder unless it shall receive further assurances to its satisfaction by the Lenders of their indemnification obligations under Section 11.05 hereof against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

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

            12.03 Expenses, Etc. The Company agrees to pay or reimburse each of the Lenders and the Administrative Agent for paying: (a) the reasonable fees and expenses of Davis Polk & Wardwell, special counsel to the Administrative Agent in connection with (i) the preparation, execution and delivery of this Agreement (including the Exhibits hereto) and the making of the Loans hereunder and (ii) any modification, supplement or waiver of any of the terms of this Agreement or any other Basic Document; (b) if an Event of Default occurs, all reasonable costs and expenses of the Lenders and the Administrative Agent (including reasonable counsels' fees) incurred as a result of such Event of Default and collection, enforcement, bankruptcy, insolvency and other proceedings resulting therefrom; (c) all transfer, stamp, documentary or other similar taxes, assessments or charges levied by any governmental or revenue authority in respect of this Agreement or any other Basic Document or any other document referred to herein or therein; and (d) all costs, expenses, taxes, assessments and other charges incurred in connection with any filing, registration, recording or perfection of any security interest contemplated by this Agreement or any document referred to herein or therein.

            12.04  Indemnification.  The Company shall
  indemnify the Administrative Agent, the Lenders and each affiliate thereof and their respective directors, officers, employees and agents from, and hold each of them harmless against, any and all losses, liabilities, claims or damages to which any of them may become subject, insofar as such losses, liabilities, claims or damages arise out of or result from any actual or proposed use by the Company of the proceeds of any extension of credit by any Lender hereunder or breach by the Company of this Agreement or any other Basic Document or from any investigation, litigation or other proceeding (including any threatened investigation or proceeding) relating to the foregoing, and the Company shall reimburse the Administrative Agent and each Lender, and each affiliate thereof and their respective directors, officers, employees and agents, upon demand for any expenses (including legal fees) incurred in connection with any such investigation or proceeding; but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified.

            12.05 Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Notes, nor any consent to any departure by the Company therefrom, shall in any event be effective unless the same shall be agreed or consented to by the Majority Lenders and the Company, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that (a) no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (i) increase any Working Capital Commitment of any of the Lenders or subject the Lenders to any additional obligations; (ii) reduce the principal of, or interest on, any Loan or fees hereunder; (iii) postpone any date fixed for any payment of principal of, or interest on, any Loan or fee hereunder pursuant to Sections 2.04, 4.01(a), 4.01(b) or 4.02 hereof; (iv) change the percentage of any of the Working Capital Commitments or of the aggregate unpaid principal amount of any of the Loans, or the number of Lenders, which shall be required for the Lenders or any of them to take any action under this Agreement; or (v) change any provision contained in Sections 2.02, 6, 12.03 or 12.04 hereof or this Section 12.05 or
  Section 12.08 hereof.  Notwithstanding anything in this
  Section 12.05 to the contrary, no amendment, waiver or consent shall be made with respect to Section 11 without the consent of the Administrative Agent.

            12.06 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns except that the Company may not assign its rights or obligations hereunder or under the Notes without the prior written consent of all of the Lenders. Each Lender may assign any Loan or Loans or all or any part of its Loans or Working Capital Commitments (i) to any affiliate thereof,
  (ii) to any other Lender, or (iii) with the consent of the Company and, in the case of any assignment of Working Capital Commitments or Working Capital Loans, the Administrative Agent, which consents shall not be unreasonably withheld, to any other bank or financial institution (including a closed-end or other fund) (provided that (a) any assignment pursuant to clause (i) or (ii) above shall not be less than $1,000,000 and (b) any assignment or, if substantially simultaneous, the aggregate amount of any assignments by one or more Lenders pursuant to clause (iii) above to any one bank or financial institution shall not be less than $20,000,000, unless, in each case, such assignment constitutes an assignment of all of such Lender's Working Capital Commitments and Working Capital Loans). Upon execution by the assignor and the assignee of an instrument pursuant to which the assignee assumes such rights and obligations, payment by such assignee to such assignor of an amount equal to the purchase price agreed between such assignor and such assignee and delivery to the Administrative Agent and the Company of an executed copy of such instrument together with payment by such assignee to the Administrative Agent of a processing fee of $2,500, such assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights and benefits as it would have if it were a Lender hereunder and the assignor shall be, to the extent of such assignment (unless otherwise provided therein) released from its obligations under this Agreement. Each Lender may (without the consent of any other party to this Agreement) sell participations in all or any part of any Loan or Loans made by it to another bank or other entity, in which event the participant shall not have any rights under this Agreement (except as provided in the next succeeding sentence hereof), or in the case of a Loan, such Lender's Note (the participant's rights against such Lender in respect of such participation to be those set forth in the agreement executed by such Lender in favor of the participant relating thereto, which agreement shall not give the participant the right to consent to any modification, amendment or waiver other than one described in clause (i), (ii) or (iii) of
  Section 12.05 hereof). The Company agrees that each participant shall be entitled to the benefits of Sections
  5.07 and 6 with respect to its participation; provided that no participant shall be entitled to receive any greater amount pursuant to such Sections than the transferor Lender would have been entitled to receive in respect of the amount of the participation transferred by such transferor Lender to such participant had no such transfer occurred. Each Lender may furnish any information concerning the Company and its Subsidiaries in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants) which have agreed in writing to be bound by the provisions of Section 12.07 hereof. The Administrative Agent and the Company may, for all purposes of this Agreement, treat any Lender as the holder of any Note drawn to its order (and owner of the Loans evidenced thereby) until written notice of assignment, participation or other transfer shall have been received by them from such Lender. Any Lender may at any time assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank without the consent of the Company or the Administrative Agent. No such assignment shall release the transferor Lender from its obligations hereunder.

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

            12.08 Survival. The obligations of the Company under Sections 6.01, 6.05, 6.06, 6.07, 12.03 and 12.04 hereof and the obligations of the Lenders under Section
  11.05 shall survive the repayment of the Loans and the termination of the Working Capital Commitments.

            12.09 Captions. Captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

            12.10 Counterparts; Integration; Severability. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral and written, relating to the subject matter hereof (except to the extent specific reference is made to any such agreement in Section 2.04 hereof). In case any provision of or obligation under this Agreement or the Notes shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

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


  COMPANY                  GEORGIA GULF CORPORATION


                           By /s/ Richard B. Marchese
                              Title: Vice President - Finance

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

LENDERS

  Working Capital Commitment:

  $ 40,000,000                  THE CHASE MANHATTAN BANK
                                  (NATIONAL ASSOCIATION)


                                By /s/ Michael J. McGovern
                                  Title: Vice President

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
                                Attention:  NY Agency
                                            Lenord Selanikio

  Working Capital Commitment:

  $ 25,000,000             THE BANK OF TOKYO TRUST COMPANY


                           By /s/ Victor F. Bulzacchelli
                              Title: Vice President


                           Address for Notices:

                           The Bank of Tokyo Trust Company
                           1251 Avenue of the Americas
                           New York, NY  10116-3138
                           Attention:  Deborah L. Flohr
                           Tel. No.:  (212) 782-4326


                           Telecopy Number:  (212) 782-6440


                           Lending Office for
                             Base Rate Loans:

                           The Bank of Tokyo Trust Company
                           1251 Avenue of the Americas
                           New York, NY  10116-3138
                           Attention:  Deborah L. Flohr

                           Lending Office for
                             Eurodollar Loans:

                           The Bank of Tokyo Trust Company
                           1251 Avenue of the Americas
                           New York, NY  10116-3138
                           Attention:  Deborah L. Flohr

 Working Capital Commitment:

  $ 35,000,000             THE INDUSTRIAL BANK OF JAPAN,
                             LIMITED, NEW YORK BRANCH


                           By /s/ Junri Oda
                              Title: Senior Vice President
                                     and Senior Manager

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
                           Attention:  Mr. Masaaki Tahara

 Working Capital Commitment:

  $ 25,000,000             LTCB TRUST COMPANY


                           By /s/ John J. Sullivan
                              Title: Executive Vice President

                           Address for Notices:

                           LTCB Trust Company
                           165 Broadway
                           New York, NY  10006
                           Attention:  Kathy Dorsch
                           Tel. No.:  (212) 335-4578


                           Telex Number:  425722 LTCBUI
                           Telecopy Number:  (212) 608-2371


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
                           Attention:  Winston Brown


                           With Copies of Notices to:

                           LTCB Trust Company
                           Marquis One Tower
                           245 Peachtree Center Avenue, N.E.
                           Suite 2801
                           Atlanta, GA  30303
                             Attention: Rebecca J. Silbert

  Working Capital Commitment:

  $ 25,000,000             THE SAKURA BANK, LTD.


                           By /s/ Hiroyasu Imanishi
                              Title: Vice President and
                                     Senior Manager


                           Address for Notices:

                           245 Peachtree Center Avenue, N.E.
                           Suite 2703
                           Atlanta, Georgia  30303
                           Attention:  Charles Zimmerman
                           Tel. No.:  (404) 521-3111


                           Telex Number:  WU 125435
                           Telecopy Number:  (404) 521-1133


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

  Working Capital Commitment:

  $ 40,000,000             BANK OF AMERICA NATIONAL TRUST
                             AND SAVINGS ASSOCIATION


                           By /s/ Glenn F. Edwards
                              Title: Vice President


                           Address for Notices:

                           The Bank of America NT & SA
                           1230 Peachtree Street
                           Suite 3600
                           Atlanta, Georgia  30309
                           Attention:  Bill Tucker
                           Tel. No.:  (404) 249-6927


                           Telecopy Number:  (404) 364-3303



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

  Working Capital Commitment:

  $ 35,000,000             FUJI BANK, LTD.


                           By /s/ T. Mitsui
                              Title: Vice President and Manager


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

  Working Capital Commitment:

  $ 40,000,000             NATIONSBANK OF GEORGIA, N.A.


                           By /s/ Catherine S. Rhodes
                              Title: Assistant Vice President


                           Address for Notices:

                           600 Peachtree Street, N.E.
                           21st Floor
                           Atlanta, Georgia  30308-2213
                           Attention:  Catherine S. Rhodes
                           Tel. No.:  (404) 607-5531


                           Telecopy Number:  (404) 607-6467


                           Lending Office for
                             Base Rate Loans:

                           100 N. Tryon
                           Charlotte, NC  28255
                           Attention:  Edna Benson
                           Fax. No.:  (704) 386-4198


                           Lending Office for
                             Eurodollar Loans:

                           100 N. Tryon
                           Charlotte, NC  28255
                           Attention:  Edna Benson
                           Fax. No.:  (704) 386-4198

  Working Capital Commitment:

  $ 35,000,000             WACHOVIA BANK OF GEORGIA, N.A.


                           By /s/ Michael G. Mountcastle
                              Title: Assistant Vice President

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
                           Attention:  Mike G. Mountcastle

  Working Capital Commitment:

  $ 25,000,000             WESTDEUTSCHE LANDESBANK GIROZENTRALE,
                             NEW YORK AND CAYMAN ISLANDS BRANCHES


                           By /s/ S. Battinelli
                              Title: Vice President


                           By /s/ Cynthia M. Niesen
                              Title: Vice President

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
                           Attention:  Nandini R. Ray

  Working Capital Commitment:

  $ 25,000,000             BANQUE PARIBAS


                           By /s/ Richard G. Burrows
                              Title: Vice President


                           By /s/ Duane P. Helkowski
                              Title: Assistant Vice President

                           787 Seventh Avenue
                           New York, New York  10019
                           Attention:  Richard G. Burrows
                           Tel. No.:  (212) 841-2299
                           Telex Number:  FTC 82982
                           Telecopy Number:  (212) 841-2333


                           Lending Office for
                             Base Rate Loans:


                           787 Seventh Avenue
                           New York, New York  10019
                           Attention:  Dick O'Leary


                           Lending Office for
                             Eurodollar Loans:


                           787 Seventh Avenue
                           New York, New York  10019
                             Attention:  Dick O'Leary

  ADMINISTRATIVE AGENT     THE CHASE MANHATTAN BANK
                             (National Association),
                           as Administrative Agent


                           By /s/ Michael J. McGovern
                              Title: Vice President

                           Address for Notices:

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


                           Copy to:

                           The Chase Manhattan Bank
                             (National Association)
                           1 Chase Manhattan Plaza
                           New York, New York  10081
                           Attention:  Primary Industries
                                       Michael McGovern
                           Telex Number: 125563
                           Telecopy Number: (212) 552-7175

                                                            SCHEDULE I


                             Subsidiaries


  Great River Oil & Gas Corporation

  GG Terminal Management Corporation

  Georgia Gulf Export Corporation

                                                           SCHEDULE II





                          INFORMATION PACKAGE


  1. Annual Report on Form 10-K (including audited financial statements of the Company and its Subsidiaries as at and for the year ended December 31, 1994).

  2. Projected Financial Results, March 1995 (including management's discussion and analysis thereof) delivered under cover of the Company's letter dated March 6,
                  1995.

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

            This Note is one of the Notes referred to in the Credit Agreement (as modified and supplemented and in effect from time to time, the "Credit Agreement") dated as of March 30, 1995 among the Company, the lenders named therein (including the Lender), and The Chase Manhattan Bank (National Association), as Administrative Agent, and evidences Working Capital Loans made by the Lender thereunder. Capitalized terms used in this Note have the respective meanings assigned to them in the Credit Agreement.

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

            This Note is one of the Notes referred to in the Credit Agreement (as modified and supplemented and in effect from time to time, the "Credit Agreement") dated as of March 30, 1995 among the Company, the lenders named therein (including the Lender) and The Chase Manhattan Bank (National Association), as Administrative Agent, and evidences Money Market Loans made by the Lender thereunder. Capitalized terms used in this Note have the respective meanings assigned to them in the Credit Agreement.

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

                                                           EXHIBIT C



                 [Form of Money Market Quote Request]



                                               [Date]


  To:       The Chase Manhattan Bank, N.A.,
            as Administrative Agent

  From:     Georgia Gulf Corporation

  Re:       Money Market Quote Request


            Pursuant to Section 3.03 of the Credit Agreement (the "Credit Agreement") dated as of March 30, 1995 among Georgia Gulf Corporation, the Lenders named therein and The Chase Manhattan Bank, N.A., as Administrative Agent, we hereby give notice that we request Money Market Quotes for the following proposed Money Market Borrowing(s):

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

                                                            EXHIBIT D



                     [Form of Money Market Quote]





  The Chase Manhattan Bank, N.A.,
    as Administrative Agent

  Attention:  New York Agency

  Re:  Money Market Quote to
       Georgia Gulf Corporation (the "Company")


            This Money Market Quote is given in accordance with Section 3.03(b) of the Credit Agreement (the "Credit Agreement") dated as of March 30, 1995, among Georgia Gulf Corporation, the Lenders named therein and The Chase Manhattan Bank, N.A., as Administrative Agent. Terms defined in the Credit Agreement are used herein as defined therein.

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

                                                              EXHIBIT E

                          FORM OF OPINION OF
                        COUNSEL TO THE COMPANY



                                [Dated the Closing Date]



  To each of the Lenders
  and the Administrative Agent referred to below:

            Re:  Georgia Gulf Corporation

  Gentlemen:


            We have acted as special counsel to Georgia Gulf Corporation, a Delaware corporation (the "Company"), in connection with the transactions contemplated by that certain Credit Agreement dated as of March 30, 1995 (the "Credit Agreement") among the Company, each of the Lenders referred to therein and The Chase Manhattan Bank (National Association), as Administrative Agent. This opinion is delivered pursuant to Section 7.01(e) of the Credit Agreement. Capitalized terms contained but not otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement whether directly or by reference therein to definitions contained in other documents.

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

                                                            EXHIBIT F


                  FORM OF OPINION OF SPECIAL NEW YORK
                  COUNSEL TO THE ADMINISTRATIVE AGENT


                                [Dated the Closing Date]



  To the Lenders
    and the Administrative Agent
    Referred to Below
  c/o The Chase Manhattan Bank
    (National Association)
  1 Chase Manhattan Plaza
  New York, New York  10081

  Dear Sirs:


            We have participated in the preparation of the Credit Agreement (the "Credit Agreement") dated as of
  March 30, 1995 among Georgia Gulf Corporation, a Delaware corporation (the "Company"), the Lenders referred to therein (the "Lenders") and The Chase Manhattan Bank (National Association), as Administrative Agent (the "Administrative Agent"), and have acted as special counsel for the Administrative Agent for the purpose of rendering this opinion pursuant to Section 7.01(f) of the Credit Agreement. Terms defined in the Credit Agreement are used herein as therein defined.

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