Form 10-Q
period 1995-06-30
GEORGIA GULF CORP /DE/
filed 1995-08-03
CIK 805264

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


     (Mark One)
            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to

                       Commission File Number 1-9753


                         GEORGIA GULF CORPORATION
          (Exact name of registrant as specified in its charter)

               DELAWARE                           58-1563799
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     400 Perimeter Center Terrace, Suite 595
          Atlanta, Georgia                          30346
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (770) 395-4500

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


                                              Outstanding as of
               Class                            July 28, 1995
Common Stock, $0.01 par value................  37,987,596 shares

                         GEORGIA GULF CORPORATION

                                 FORM 10-Q

                   QUARTERLY PERIOD ENDED JUNE 30, 1995

                                   INDEX



                                                       Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of June 30, 1995 and
               December 31, 1994                            2

          Condensed Consolidated Statements of
               Income for the three and six months
               ended June 30, 1995 and 1994                 3

          Condensed Consolidated Statements of
               Cash Flows for the six months ended
               June 30, 1995 and 1994                       4

          Notes to Condensed Consolidated Financial
               Statements as of June 30, 1995               5-6

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                           7-9

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                        10

     Item 6.   Exhibits and Reports on Form 8-K             11

SIGNATURES                                                  12

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements


                             GEORGIA GULF CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share data)



                                               June 30,  December 31,
                                                 1995        1994

Assets

Current assets
  Cash and cash equivalents                  $  2,622      $  1,216
  Receivables                                  99,078       157,085
  Inventories                                  79,658        70,667
  Prepaid expenses                             11,787        13,882
  Deferred income taxes                         7,069         7,069
    Total current assets                      200,214       249,919

Property, plant and equipment, at cost        479,690       447,986
    Less accumulated depreciation             205,779       192,378
        Property, plant and equipment, net    273,911       255,608

Other assets                                    3,151         2,920

Total assets                                 $477,276      $508,447
                                             ========      ========


Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                            $ 75,757      $ 73,771
  Interest payable                                 747         6,424
  Accrued income taxes                              --        21,537
  Other accrued liabilities                     25,856        21,519
    Total current liabilities                  102,360       123,251

Long-term debt                                 322,000       314,081

Deferred income taxes                           43,702        39,977

Stockholders' equity
    Common stock - $0.01 par value                 379           420
    Additional paid-in capital                  59,409       185,984
    Retained earnings                          (50,574)     (155,266)
          Total stockholders' equity             9,214        31,138
                                              ________     _________
Total liabilities and
  stockholders' equity                        $477,276      $508,447
                                              ========      ========


Common shares outstanding                   37,938,816    42,013,116
                                            ==========    ==========

See notes to condensed consolidated financial statements.

                            CONDENSED  CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except share data)



                                          Three Months Ended         Six Months Ended
                                                June 30,                 June 30,
                                            1995        1994         1995        1994

Net sales                                 $275,833    $208,188     $589,859    $401,094
                                          ________    ________     ________    ________
Operating costs and expenses
  Cost of sales                            174,073     156,342      369,912     310,062
  Selling and administrative                12,273      11,472       23,856      21,359
                                          ________    ________     ________    ________
    Total operating costs and expenses     186,346     167,814      393,768     331,421
                                          ________    ________     ________    ________
Operating income                            89,487      40,374      196,091      69,673

Other income (expense)
  Interest, net                             (6,973)     (9,454)     (15,685)     (19,236)
                                           ________    ________     ________    ________

Income before income taxes                  82,514      30,920      180,406      50,437

Provision for income taxes                  31,721      10,968       69,456      17,755
                                          ________    ________    _________    ________
Net income                                $ 50,793    $ 19,952    $ 110,950    $ 32,682
                                          ========    ========    =========    ========


Net income per common share               $   1.30    $   0.47    $    2.74  $     0.77
                                          ========    ========    =========  ==========

Weighted average common shares
  and equivalents outstanding           39,028,538  42,406,419   40,435,708  42,389,301
                                        ==========  ==========   ==========  ==========

See notes to condensed consolidated financial statements.


                             GEORGIA GULF CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)


                                                Six Months Ended
                                                     June 30
                                                  1995      1994

Cash flows from operating activities:
  Net income                                   $110,950   $32,682
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization              16,114    13,861
      Change in assets, liabilities and other    32,248   (10,566)

Net cash provided by operating activities       159,312    35,977

Cash flows from financing activities:
  Net change in revolving credit loan            95,000    73,050
  Proceeds from issuing long-term debt          104,000     1,000
  Principal payments on long-term debt         (191,081)  (83,125)
  Proceeds from issuance of common stock            911     3,306
  Purchase and retirement of common stock      (128,774)       --
  Dividends on common stock                      (6,258)       --

Net cash used in financing activities          (126,202)   (5,769)

Cash flows from investing activities:
  Capital expenditures                          (31,704)  (30,480)

Net cash used in investing activities           (31,704)  (30,480)


Net change in cash and cash equivalents           1,406      (272)

Cash and cash equivalents at beginning of
   period                                         1,216     3,099

Cash and cash equivalents at end of period      $ 2,622   $ 2,827

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

Operating results for Georgia Gulf Corporation and its subsidiaries (the "Company") for the three- and six- month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.

NOTE 2:   RECEIVABLES

On May 12, 1995, the Company entered into an agreement, which allows for the sale, without recourse, of fractional interests in a defined pool of trade receivables for up to $50,000,000. This agreement expires May 1996 but may be extended for additional one-year terms by the mutual consent of the Company and the receivables purchaser. At June 30, 1995, $50,000,000 had been sold under this agreement, and the sale is reflected as a reduction of receivables in the accompanying Condensed Consolidated Balance Sheet. The cash proceeds were reported as cash flows from operating activities in the accompanying Condensed Consolidated Statement of Cash Flows. The costs of this program, which were $457,000 for the period ended June 30, 1995, are charged to selling and administrative expense in the accompanying Condensed Consolidated Statement of Income.

NOTE 3:   INVENTORIES

The major classes of inventories are as follows (in thousands):

                                       June 30,     December 31,
                                        1995           1994

     Raw materials and supplies    $    25,987    $    25,019
     Finished goods                     53,671         45,648
                                   $    79,658    $    70,667

NOTE 4:   LONG-TERM DEBT

On April 15, 1995, the Company redeemed, at par, the $191,081,000 15% Senior Subordinated Notes ("Notes"), which would have been due April 2000. The redemption of the Notes was funded with availability under a new $350,000,000 revolving credit agreement dated March 1995. The write-off of the remaining unamortized debt issuance costs related to the Notes was not material.

The Company entered into a $100,000,000 unsecured term loan agreement on June 29, 1995, (the "Term Loan"). The terms and conditions of the Term Loan are similar to the Company's revolving credit agreement. Required principal payments under the Term Loan are $25,000,000 to be paid in June 2001 and $75,000,000 to be paid in June 2002. The interest rate on the Term Loan is subject to a base London Interbank Offered Rate ("LIBOR") plus a spread ranging from .40 percent to .725 percent. The Company has fixed the LIBOR portion of the rate at 6.31 percent for seven years utilizing interest rate swap agreements. The costs incurred in connection with the term loan financing were not material.

As of June 30, 1995, the Company had availability of up to $135,000,000 under the terms of its $350,000,000 revolving credit agreement.

NOTE 5:   STOCKHOLDERS' EQUITY

The Company purchased 4,185,000 shares of common stock for $128,774,000 during the six months ended June 30, 1995. As of June 30, 1995, the Company is authorized to purchase up to an additional 3,785,000 shares under the current common stock repurchase program announced in May of 1995.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                           RESULTS OF OPERATIONS

Second Quarter of 1995 Compared with the Second Quarter of 1994:

For the second quarter ended June 30, 1995, net income per common share was $1.30 on net income of $50.8 million and net sales of $275.8 million. This compares to net income per common share of $0.47, net income of $20.0 million and net sales of $208.2 million for the second quarter of 1994.

Operating income for the second quarter of 1995 was $89.5 million, an increase of 122 percent from $40.4 million for the same period in 1994. The average sales price for products increased 22 percent, while sales volumes were up slightly. The increase in sales prices outpaced higher raw material cost, which in turn resulted in improved gross margins. For the quarter-to-quarter comparison, the most significant improvement was from the caustic soda and vinyl resin product lines.

Selling and administrative expenses were $12.3 million for the second quarter of 1995, compared to $11.5 million for the second quarter of 1994. The increase resulted primarily from charges relating to the Company's profit sharing program and costs associated with a new revolving trade receivables sales program.

Net interest expense declined $2.5 million when comparing the second quarter of 1995 to the second quarter 1994. This decline was attributable to $48.1 million of debt repayments over the past twelve months and reduced interest rates in connection with the redemption of the 15% Senior Subordinated Notes ("Notes") early in the second quarter of 1995.

The effective income tax rate for the second quarter of 1995 was
38.4 percent, up from 35.5 percent in the second quarter of 1994. The effective income tax rate increased in 1995 primarily as a result of higher taxable income, which minimized the effect of permanent tax differences.

Six Months Ended June 30, 1995, Compared With Six Months Ended June
30, 1994:

For the six months ended June 30, 1995, net income per common share was $2.74 on net income of $111.0 million and net sales of $589.9 million. This compares to net income per common share of $0.77, net income of $32.7 million and net sales of $401.1 million for the same period in 1994.

Operating income for the six months ended June 30, 1995, was $196.1 million, an increase of 181 percent from $69.7 million for the same period in 1994. For this period comparison, nearly all products experienced higher pricing as demand increased overall sales prices by 43 percent. Aromatic chemicals, vinyl resins and caustic soda experienced the strongest improvements over the comparable prior period.

Selling and administrative expenses were $23.9 million for the six months ended June 30, 1995, compared to $21.4 million for the same period in 1994. The increase resulted primarily from charges relating to the Company's profit sharing program and costs associated with the new revolving trade receivables sales program.

Net interest expense declined $3.6 million when comparing the first six months of 1995 to the same period in 1994. This decline was attributable to a lower debt balance during 1995 and reduced interest rates in connection with the redemption of the Company's
Notes early in the second quarter of 1995.

The effective income tax rate for the six months ended June 30, 1995, was 38.5 percent, up from 35.2 percent for the same period in 1994 as a result of higher taxable income, which minimized the effect of permanent tax differences.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1995, $159.3 million of cash was generated by operating activities as compared to $36.0 million for six months ended June 30, 1994. Cash flow increased due to higher net income in 1995, along with working capital fluctuations. The majority of the change in working capital in 1995 was related to a $58.0 million reduction in receivables offset in part by a decrease in accrued income taxes of $21.5 million. The reduction in receivables was primarily attributable to a $50.0 million sale of trade receivables under the revolving trade receivables sales program.

Debt increased by $7.9 million during the six months ended June 30, 1995, to a level of $322.0 million, which consisted of revolving credit loans of $217.0 million, a term loan of $100.0 million and other debt of $5.0 million. The Company's $250 million revolving credit facility was replaced by a new $350 million revolving credit facility during the first quarter of 1995. The new revolving credit facility contains more favorable terms, including reduced interest rates, and fewer financial covenants and restrictions.
On April 15, 1995, the Company used availability under the new revolving credit facility to redeem, at par, $191.1 million principal amount of the Notes, which would have been due April 2000. On June 29, 1995, the Company entered into a $100.0 million seven-year term loan agreement accompanied by interest rate swap agreements, which fix the interest rate on the term loan at 6.31 percent plus a spread ranging from 0.40 percent to 0.725 percent. Terms and conditions of the term loan are similar to the current revolving credit facility.

Capital expenditures for the six months ended June 30, 1995, were $31.7 million as compared to $30.5 million for the same 1994 period. Previously announced expansions to the Company's vinyl compound, cumene and vinyl chloride monomer plants are all on schedule for completion in 1996. On May 16, 1995, the Company announced an expansion to the Plaquemine phenol/acetone plant, which will increase phenol and acetone capacity by 60 million pounds and 38 million pounds, respectively. Capital expenditures will continue to increase over the next two quarters to an annual level for 1995 of approximately $100 million.

The Company repurchased nearly 1.6 million shares of common stock during the second quarter of 1995 at a cost of $50.5 million completing a 10 percent stock buyback program initiated in December 1994. Approximately 4.17 million shares were repurchased under this program at a total cost of $128.3 million for an average price of $30.77 per share. Following the completion of this program, the Company announced another 10 percent stock buyback program that will eventually retire an additional 3.8 million shares of common stock.

The Company declared an $0.08 per share dividend for each of the first and second quarters of 1995, which totalled $6.3 million.

Management believes that cash provided by operations and the availability of cash under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

OUTLOOK
The financial results for the second quarter of 1995 were strong even though the demand for some products declined from their record highs in the first quarter. Looking forward to the third quarter, the Company is hopeful that lower interest rates and the potential for improved housing activities will lead to stabilization of demand for those products that have shown recent weaknesses.

PART II.  OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held May 16, 1995, in Atlanta, Georgia, for the following purposes: (i) to elect two directors for a term of three years; (ii) to consider and take action to approve and adopt the Company's 1995 Employee Stock Purchase Plan; and (iii) to consider and take action upon the ratification of the selection of Arthur Andersen, LLP to serve as independent public accountants for the Company for the year ending December 31, 1995.

     The results of the voting by stockholders at the annual meeting were as follows:

                                                  Broker Non-Votes
 Director              For         Against         or Abstentions
 Alfred C. Eckert   33,382,242     674,574              0
 Jerry R. Satrum    33,704,445     352,371              0

The Company's 1995 Employee Stock Purchase Plan was approved and adopted by the following votes:

     For       Against        Abstain        Broker Non-Votes

  33,093,574   236,092        727,150               0

The selection of Arthur Andersen, LLP to serve as independent public accountants for the Company for the year ending December 31, 1995, was ratified by the following votes:

     For       Against        Abstain        Broker Non-Votes

 33,712,850     16,462        327,504               0

     Item 6.   Exhibits and Reports on Form 8-K

a)   The following exhibits are filed as part of this Form 10-Q
     Quarterly Report.

     EXHIBIT NO.         DESCRIPTION

        10(i)            Receivables Transfer Agreement dated May
                         12, 1995, between the Company, as
                         Transferor, and Dynamic Funding
                         Corporation

        10(ii) Term Loan Agreement dated June 29, 1995, between the Company and The Industrial
                         Bank of Japan, Limited as Administrative
                         Agent

b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GEORGIA GULF CORPORATION
                                        (Registrant)


Date August 2, 1995                /s/ Jerry R. Satrum
                                   Jerry R. Satrum
                                   President and Chief
                                      Executive Officer
                                   (Principal Executive Officer)




Date August 2, 1995                /s/ Richard B. Marchese
                                   Richard B. Marchese
                                   Vice President - Finance and
                                      Chief Financial Officer
                                   (Principal Financial Officer)

                                                                 Exhibit 10(i)








                      RECEIVABLES TRANSFER AGREEMENT


                                  between


                         GEORGIA GULF CORPORATION,


                              as Transferor,


                                    and


                       DYNAMIC FUNDING CORPORATION.


                         Dated as of May 12, 1995








                                 TABLE OF CONTENTS


                                                                       Page
                                 ARTICLE I

                                DEFINITIONS

     SECTION 1.1.   Certain Defined Terms. . . . . . . . . . . . . . . .  1
     SECTION 1.2.   Other Terms. . . . . . . . . . . . . . . . . . . . . 18
     SECTION 1.3.   Computation of Time Periods. . . . . . . . . . . . . 19

                                ARTICLE II

                         TRANSFERS AND SETTLEMENTS

     SECTION 2.1.   Assignment and Conveyance; Facility. . . . . . . . . 20
     SECTION 2.2.   Transfers. . . . . . . . . . . . . . . . . . . . . . 20
     SECTION 2.3.   Selection of Tranche Periods
                      and Tranche Rates. . . . . . . . . . . . . . . . . 22
     SECTION 2.4.   Discount, Fees and Other Costs
                      and Expenses . . . . . . . . . . . . . . . . . . . 24
     SECTION 2.5.   Non-Liquidation Settlement and
                      Reinvestment Procedures. . . . . . . . . . . . . . 24
     SECTION 2.6.   Liquidation Settlement Procedures. . . . . . . . . . 25
     SECTION 2.7.   Fees . . . . . . . . . . . . . . . . . . . . . . . . 26
     SECTION 2.8.   Protection of Ownership of
                      the Company. . . . . . . . . . . . . . . . . . . . 26
     SECTION 2.9.   General Settlement Procedures. . . . . . . . . . . . 27
     SECTION 2.10.  Payments and Computations, Etc.. . . . . . . . . . . 28
     SECTION 2.11.  Reports. . . . . . . . . . . . . . . . . . . . . . . 28
     SECTION 2.12.  Increase in and Reduction of
                      Facility Limit . . . . . . . . . . . . . . . . . . 29
     SECTION 2.13.  Optional Retransfer. . . . . . . . . . . . . . . . . 29

                                ARTICLE III

                      REPRESENTATIONS AND WARRANTIES

     SECTION 3.1.   Representations and Warranties . . . . . . . . . . . 30
     SECTION 3.2.   Reaffirmation of Representations
                      and Warranties . . . . . . . . . . . . . . . . . . 34

                                ARTICLE IV

                           CONDITIONS PRECEDENT

     SECTION 4.1.   Conditions to Closing. . . . . . . . . . . . . . . . 35

                                 ARTICLE V

                                 COVENANTS

     SECTION 5.1.   Financial Reporting. . . . . . . . . . . . . . . . . 37
     SECTION 5.2.   Negative Covenants of the
                      Transferor . . . . . . . . . . . . . . . . . . . . 40

                                ARTICLE VI

                      ADMINISTRATION AND COLLECTIONS

     SECTION 6.1.   Responsibilities of the
                      Transferor . . . . . . . . . . . . . . . . . . . . 42
     SECTION 6.2.   Duties of Collection Agent . . . . . . . . . . . . . 42
     SECTION 6.3.   Rights After Designation of
                      New Collection Agent . . . . . . . . . . . . . . . 44
     SECTION 6.4.   Responsibilities of the Transferor . . . . . . . . . 45
     SECTION 6.5.   Lock-Box Notices . . . . . . . . . . . . . . . . . . 45

                                ARTICLE VII

                            TERMINATION EVENTS

     SECTION 7.1.   Termination Events . . . . . . . . . . . . . . . . . 47
     SECTION 7.2.   Termination. . . . . . . . . . . . . . . . . . . . . 49

                               ARTICLE VIII

                              INDEMNIFICATION

     SECTION 8.1.   Indemnities by the Transferor. . . . . . . . . . . . 50
     SECTION 8.2.   Tax Indemnification. . . . . . . . . . . . . . . . . 52
     SECTION 8.3.   Additional Costs . . . . . . . . . . . . . . . . . . 53
     SECTION 8.4.   Other Costs and Expenses . . . . . . . . . . . . . . 54
     SECTION 8.5.   Reconveyance Under Certain
                      Circumstances. . . . . . . . . . . . . . . . . . . 55

                                ARTICLE IX

                               MISCELLANEOUS

     SECTION 9.1.   Term of Agreement. . . . . . . . . . . . . . . . . . 57
     SECTION 9.2.   Waivers; Amendments. . . . . . . . . . . . . . . . . 57
     SECTION 9.3.   Notices. . . . . . . . . . . . . . . . . . . . . . . 57
     SECTION 9.4.   Governing Law; Submission
                      to Jurisdiction; Integration . . . . . . . . . . . 58
     SECTION 9.5.   Severability; Counterparts . . . . . . . . . . . . . 59
     SECTION 9.6.   Assignments. . . . . . . . . . . . . . . . . . . . . 59
     SECTION 9.7.   Confidentiality. . . . . . . . . . . . . . . . . . . 60
     SECTION 9.8.   No Bankruptcy Petition Against
                      the Company. . . . . . . . . . . . . . . . . . . . 60
     SECTION 9.9.   Limited Recourse; Waiver of Setoff . . . . . . . . . 60
     SECTION 9.10.  Characterization of the Trans-
                      actions Contemplated by this
                      Agreement. . . . . . . . . . . . . . . . . . . . . 61


                                 EXHIBITS

     EXHIBIT A      Form of Contract . . . . . . . . . . . . . . . . . .A-1
     EXHIBIT B      Credit and Collection Policy . . . . . . . . . . . .B-1
     EXHIBIT C      Schedule of Location of Records. . . . . . . . . . .C-1
     EXHIBIT D      Schedule of Corporate Names, Tradenames
                      or Assumed Names . . . . . . . . . . . . . . . . .D-1
     EXHIBIT E      List of Top Ten Obligors By Aging. . . . . . . . . .E-1
     EXHIBIT F      Form of Compliance Certificate . . . . . . . . . . .F-1
     EXHIBIT G      Form of Monthly Report . . . . . . . . . . . . . . .G-1
     EXHIBIT H      Form of Opinion of Special Counsel to
                      the Transferor . . . . . . . . . . . . . . . . . .H-1
     EXHIBIT I      List of Lock-Box Banks . . . . . . . . . . . . . . .I-1
     EXHIBIT J      Form of Lock-Box Notice. . . . . . . . . . . . . . .J-1
     EXHIBIT K      List of Actions/Suits. . . . . . . . . . . . . . . .K-1
     EXHIBIT L      Form of Tranche Selection Notice . . . . . . . . . .L-1

                      RECEIVABLES TRANSFER AGREEMENT


          RECEIVABLES TRANSFER AGREEMENT, dated as of May 15, 1995 (this "Agreement") between GEORGIA GULF CORPORATION, a Delaware corporation (the "Transferor") and DYNAMIC FUNDING CORPORATION, a
Delaware corporation (the "Company").


                           PRELIMINARY STATEMENT

          The Transferor desires to sell, from time to time, undivided percentage interests in certain of its domestic accounts receivable, and the Company desires to acquire such undivided percentage interests, subject to the terms and conditions of this Agreement.

          The parties hereto agree as follows:


                                 ARTICLE

                                DEFINITIONS

          SECTION   Certain Defined Terms.  As used in this Agreement, the
following terms shall have the following meanings:

          "Additional Costs" shall have the meaning specified in Section
8.3(a).

          "Administration Fee" shall mean the fee payable by the Transferor to the New York Operating Agent pursuant to Section 2.7 hereof, the terms of which are set forth in the Fee Letter.

          "Adverse Claim" shall mean a lien, security interest, charge or encumbrance, or other right or claim in, of or on any Person's assets or properties in favor of any other Person.

          "Affiliate" shall mean any Person directly or indirectly controlling, controlled by, or under direct or indirect common control with, another Person or a Subsidiary of such other Person. A Person shall be deemed to control another Person if the controlling Person owns, directly or indirectly, 10% or more of any class of voting securities of the controlled Person or possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether through ownership of stock or otherwise.

          "Aggregate Net Investment" shall mean the sum of the amounts paid to the Transferor for each Transfer less the aggregate amount of Collections (or payments, if any, pursuant to the first sentence of Section 2.6) received and applied by the Company to reduce such Aggregate Net Investment pursuant to Section 2.5 or 2.6; provided that the Aggregate Net Investment shall be restored in the amount of any Collections so received and applied if at any time the distribution of such Collections is rescinded or is returned for any reason.

          "Aggregate Unpaids" shall mean, at any time, an amount equal to the sum of (i) the aggregate accrued and unpaid Discount with respect to all Tranche Periods at such time, (ii) the Aggregate Net Investment at such time and (iii) all other amounts owed (whether due or accrued) hereunder by the Transferor to the Company at such time.

          "Allocated Net Investment" shall mean, with respect to any Tranche Period, the portion of the Aggregate Net Investment allocated to such Tranche Period.

          "Arrangement Fee" shall mean the fee payable by the Transferor to The Fuji Bank, Limited and The Fuji Bank and Trust Company pursuant to
Section 2.7 hereof, the terms of which are set forth in a separate letter agreement between the Company, The Fuji Bank, Limited and The Fuji Bank and Trust Company.

          "Business Day" shall mean (i) with respect to any matters relating to the Eurodollar Rate, a day on which banks are open for business in The City of New York or Atlanta, Georgia and on which dealings in Dollars are carried on in the London interbank market and (ii) for all other purposes, any day other than a Saturday, Sunday or other day on which banking institutions or trust companies in The City of New York or Atlanta, Georgia are authorized or obligated by law, executive order or governmental decree to be closed.

          "Capitalized Lease" of a Person shall mean any lease of property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with generally accepted accounting principles.

          "CBR Tranche" shall mean a Tranche as to which Discount is calculated at the Corporate Base Rate.

          "CBR Tranche Period" shall mean, with respect to a CBR Tranche, prior to the Termination Date, a period of up to thirty (30) days (which period shall be equal to the number of calendar days by which the date of the related Transfer precedes the related Due Date for such Receivable) commencing on a Business Day selected by the Transferor pursuant to this Agreement, and after the Termination Date or the occurrence of the event described in Section 7.1(e)(i) (exclusive of any days of grace), at the Company's option pursuant to Section 2.3(b), up to thirty (30) days. If such CBR Tranche Period would end on a day which is not a Business Day, such CBR Tranche Period shall end on the next succeeding Business Day.

          "Closing Date" shall mean May 12, 1995.

          "Collateral Agent" shall have the meaning specified in Section
9.6(a).

          "Collection Agent" shall mean, at any time, the Person then authorized pursuant to Section 6.1 to service, administer and collect Receivables.

          "Collections" shall mean, with respect to each Receivable, all cash collections and other cash proceeds of such Receivable, including, without limitation, all Finance Charges and cash proceeds of Residual Receivable Interest with respect to such Receivable, and any Collections of such Receivable deemed to have been received pursuant to Section 2.9 hereof.

          "Commercial Paper" shall mean the promissory notes of the Company issued by the Company.

          "Concentration Limit" shall mean, at any time for any Obligor and its Subsidiaries, 2% of the Outstanding Balance of Total Receivables; provided that with respect to Obligors rated at least Baa1 by Moody's Investors Service, Inc. and BBB+ by Standard & Poor's Ratings Group the Concentration Limit shall be 3% of the Outstanding Balance of Total Receivables.

          "Contract" shall mean any invoice in substantially the form of Exhibit A hereto or any other written agreement relating thereto approved in writing by the Company, pursuant to or under which an Obligor shall be obligated to pay for goods and services purchased or otherwise obtained from the Transferor.

          "Corporate Base Rate" shall mean, prior to the occurrence of a Termination Event, a rate per annum equal to the greater of (i) the sum of
(a) the Federal Funds Rate and (b) 1% or (ii) the corporate base rate of interest announced by the Liquidity Bank from time to time, changing when and as said rate changes. At all times after a Termination Event, the "Corporate Base Rate" shall be the Corporate Base Rate specified above plus 2% per annum.

          "Coverage Amount" shall mean, at any time, the amount equal to the product of (i) the Coverage Percentage at such time and (ii) the Aggregate Net Investment at such time.

          "Coverage Percentage" shall mean, at any time, a percentage equal to the sum of (i) 110% plus (ii) the Loss Percentage at such time.

          "CP Rate" shall mean, with respect to any CP Tranche Period, the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which Commercial Paper having a term equal to such CP Tranche Period is sold by any placement agent or commercial paper dealer selected by the Company, as agreed between each such dealer or agent and the Company, plus the amount of any placement agent or commercial agent fees.

          "CP Tranche" shall mean a Tranche as to which Discount is calculated at a CP Rate.

          "CP Tranche Period" shall mean, with respect to a CP Tranche, a period of up to ninety-five (95) days commencing on a Business Day requested by the Transferor pursuant to Section 2.3. If such CP Tranche Period would end on a day which is not a Business Day, such CP Tranche Period shall end on the next succeeding Business Day.

          "Credit Agreement" shall mean that certain Credit Agreement, dated as of March 30, 1995, between the Transferor and The Chase Manhattan Bank (National Association), as the same may from time to time be amended, supplemented, or otherwise modified and in effect.

          "Credit and Collection Policy" shall mean the Transferor's credit and collection procedures and practices relating to its purchase and collection of Contracts and Receivables existing on the date hereof and as attached hereto as Exhibit B, as modified from time to time subject to the terms hereof.

          "Default Ratio" shall mean, for any date of determination, the ratio (expressed as a percentage) of (i) the aggregate Outstanding Balance of all Defaulted Receivables, to (ii) the average Outstanding Balance of all Total Receivables on the last day of the month as determined three (3) calendar months prior to such date of determination.

          "Defaulted Receivable" shall mean that portion of a Total
Receivable: (i) as to which the payment related thereto, remains unpaid for sixty-one (61) days or more from the original due date for such payment; (ii) as to which the Transferor has notice that the Obligor thereof has taken any action, or suffered any event to occur, of the type described in Section 7.1(e) (as if references to the Transferor therein refer to such Obligor, excluding any cure period); or (iii) which, consistent with the objective requirements of the Credit and Collection Policy, would be written off the Transferor's books as uncollectible.

          "Delinquency Ratio" shall mean, for any date of determination, the ratio (expressed as a percentage) of (i) the aggregate Outstanding Balance of all Delinquent Receivables, to (ii) the average Outstanding Balance of all Total Receivables on the last day of the month as determined two (2) calendar months prior to such date of determination.

          "Delinquent Receivable" shall mean that portion of a Total Receivable as to which the payment related thereto, remains unpaid for more than thirty (30) days but less than sixty-one (61) days from the due date for such payment.

          "Discount" shall mean, with respect to any Tranche Period:

          TR x TA x  AD/360

          Where:

TR  =     the Tranche Rate applicable to such Tranche Period.

TA  =     the portion of the Aggregate Net Investment allocated to
          such Tranche Period (provided, in the case of a CP
          Tranche, Aggregate Net Investment shall be construed, for purposes of this definition, as the face amount of Commercial Paper).

AD  =     the actual number of days in such Tranche Period.

provided, however, that no provision of this Agreement shall require the payment or permit the collection of Discount in excess of the maximum permitted by applicable law; and provided further, that Discount shall not be considered paid by any distribution if at any time such distribution is rescinded or must be returned for any reason.

          "Discount Reserve" shall mean, on any date of determination, (A) if the Transferor is the Collection Agent, the sum of the accrued and unpaid Discount for all outstanding Tranche Periods and (B) if the Transferor is not the Collection Agent, or if a Termination Event has occurred and is continuing, the sum of (i) the accrued and unpaid Discount for all outstanding Tranche Periods and (ii) the aggregate Discount to become due (other than as specified in clause (i)) with respect to all outstanding Tranche
Periods.

          "Dollars" or "$" shall mean the lawful currency of the United States of America.

          "Early Collection Fee" shall mean, for any Tranche Period (such Tranche Period to be determined without regard to the last sentence in
Section 2.3(a)) during which the Allocated Net Investment allocated to such Tranche Period is reduced (other than by reason of a termination of a Tranche Period by the Company pursuant to Section 7.2), the excess, if any, of
(i) the additional Discount that would have accrued during such Tranche Period if such reductions had not occurred, minus (ii) the income, if any, received by the Company from investing the proceeds of such reductions.

          "Eligible Receivable" shall mean, at any date of determination, any Receivable:

               (1) which has been originated by the Transferor and to which the
                    Transferor has good title thereto, free and clear of all Adverse Claims;

               (2) the Obligor of which is a resident of the United States of America or its possessions or territories or any other areas subject to its jurisdiction, is not an Affiliate of any of the parties hereto, and is not a government or a governmental subdivision or agency;

               (3)  which is not a Defaulted Receivable;

               (4) which is not a Delinquent or Defaulted Receivable at the time of the initial creation of an interest of the Company therein;

               (5) which, according to the Contract related thereto, is required to be paid in full within sixty (60) days of the original billing date thereof or, in the case of Contracts relating to the sale of polyvinyl chloride resin, ninety (90) days of the original billing date thereof;

               (6) an acquisition of which by the Company with the proceeds of
                    Commercial Paper would constitute a "current transaction" within the meaning of Section 3(a)(3) of the Securities Act of 1933, as amended;

               (7) which is either (A) an account receivable representing all or part of the sales price of merchandise, insurance or services within the meaning of Section 3(c)(5) of the Investment Company Act of 1940, as amended or (B) an "eligible asset" within the meaning of Rule 3(a)-7 promulgated under the Investment Company Act of 1940, as amended;

               (8) which is an "account" or a "general intangible" within the meaning of Section 9-106, or "chattel paper" within the
                    meaning of Section 9-105, of the Relevant UCC;

               (9) which is denominated and payable only in Dollars in the United States of America;

               (10) which is evidenced by a Contract as to which, together with such Receivable, is (A) in full force and effect and constitutes the legal, valid and binding obligation of the related Obligor, enforceable against such Obligor in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights generally and (B) subject to no rescission, setoff, counterclaim or other defense;

               (11) which, together with the Contract related thereto, the
                    Transferor has not received notice that such receivable contravenes or violates in any material respect any laws, rules or regulations applicable thereto (including, without limitation, laws, rules and regulations relating to truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy);

               (12) which arises under a Contract which (A) does not require the Obligor under such Contract to consent to the transfer of the rights and duties of the Transferor under such Contract (provided that breach of any such consent provision shall not be deemed to cause this condition to be breached unless such breach causes the related Contract to be unenforceable) and (B) does not contain a confidentiality provision that purports to restrict the ability of the Company to exercise its rights under this Agreement, including, without limitation, its right to review the Contract;

               (13) which satisfies all applicable objective requirements of the Credit and Collection Policy;

               (14) the Obligor of which has been directed to make all payments to a specified account of the Collection Agent with respect to which there shall be a Lock-Box
                    Agreement;

               (15) as to which the Company has not notified the Transferor in writing that such Receivable is not acceptable for acquisition hereunder because of credit-related reasons determined in the sole discretion of the Company;

               (16) which was generated in the ordinary course of the
                    Transferor's business; and

               (17) in which the Company has a perfected security interest prior in right to the rights of any other Person.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder.

          "Eurodollar Rate" shall mean, with respect to any Eurodollar Tranche Period, a rate per annum determined by the Liquidity Bank to be equal to the sum of (a) 0.45 of 1% and (b) the quotient (expressed as a percentage and rounded upwards, if necessary, to the nearest 1/100 of 1%) obtained by dividing (i) LIBOR for such Eurodollar Tranche Period by (ii) 100% minus the LIBOR Reserve Percentage for such Eurodollar Tranche Period, if any.

          "Eurodollar Tranche" shall mean a Tranche as to which Discount is calculated at the Eurodollar Rate.

          "Eurodollar Tranche Period" shall mean, with respect to a Eurodollar Tranche, a period of one month commencing on a Business Day as requested by the Transferor and agreed to by the Company pursuant to Section
2.3. If such Eurodollar Tranche Period would end on a day which is not a Business Day, such Eurodollar Tranche Period shall end on the next succeeding Business Day, unless such extension would cause the last day of such Period to occur in the next following calendar month, in which event the last day of such Period shall occur on the next preceding Business Day.

          "Excess Concentration Amount" shall mean, with respect to all Obligors, the sum of all amounts by which the Outstanding Balance of all Total Receivables of each such Obligor exceeds the Concentration Limit related to such Obligor.

          "Facility Limit" shall mean an amount equal to $50,000,000, as such amount may be increased or reduced from time to time in accordance with
Section 2.12.

          "Federal Funds Rate" shall mean, under a CBR Tranche Period, the interest rate per annum equal to the weighted average of the rates on Federal funds transactions equal to the CBR Tranche Period with members of the Federal Reserve System arranged by Federal funds brokers, as published on Telerate, page 333, for such day at 11:00 A.M. (New York time) (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the New York Operating Agent from three (3) Federal funds brokers of recognized standing selected by it.

          "Fee Letter" shall mean the letter agreement between the Transferor and the New York Operating Agent, as from time to time amended, supplemented or otherwise modified and in effect.

          "Finance Charges" shall mean, with respect to a Contract, any finance, interest, late or similar charges owing by the Obligor pursuant to such Contract.

          "Guaranty" of a Person shall mean any agreement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes liable upon, the obligation of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person or otherwise assures any creditor of such other Person against loss, including, without limitation, any comfort letter, administrative agreement or take-or-pay contract and shall include, without limitation, the contingent liability of such Person in connection with any application for a letter of credit.

          "Indebtedness" of a Person shall mean such Person's (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of property other than accounts payable arising in the ordinary course of such Person's business on terms customary in the trade, (iii) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from property now or hereafter owned or acquired by such Person,
(iv)
obligations which are evidenced by notes, acceptances, or other instruments,
(v) Capitalized Lease obligations and (vi) obligations for which such Person is obligated pursuant to a Guaranty.

          "Indemnified Amounts" shall have the meaning specified in Section
8.1.

          "LIBOR" shall mean, with respect to any Eurodollar Tranche Period, a rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) quoted by the principal London branch of the Liquidity Bank at approximately 11:00 a.m. London time two (2) Business Days prior to the first day of such Eurodollar Tranche Period as the rate which it is quoting to leading banks in the London interbank market for the placement by the Liquidity Bank of United States dollar deposits in immediately available funds for a period, and in an amount, comparable to the Eurodollar Tranche Period and the principal amount of such Eurodollar Tranche.

          "LIBOR Reserve Percentage" shall mean, with respect to any Eurodollar Tranche Period, the maximum reserve percentage, if any, applicable to the Liquidity Bank under Regulation D during such Eurodollar Tranche Period (or if more than one percentage shall be applicable, the daily average of such percentages for those days in such Eurodollar Tranche Period during which any such percentage shall be applicable) for determining the Liquidity Bank's reserve requirement (including any marginal, supplemental or emergency reserves) with respect to liabilities or assets having a term comparable to such Eurodollar Tranche Period consisting or included in the computation of Eurocurrency liabilities. Without limiting the effect of the foregoing, the LIBOR Reserve Percentage shall reflect any other reserves required to be maintained by the Liquidity Bank by reason of any Regulatory Change against
(a) any category of liabilities which includes deposits by reference to which LIBOR is to be determined or (b) any category of extensions of credit or other assets which include LIBOR-based credits or assets.

          "Liquidity Bank" shall mean The Fuji Bank, Limited, acting through its New York Branch.

          "Liquidity Facility" shall mean that certain revolving liquidity facility entered into between the Company and the Liquidity Bank pursuant to which the Liquidity Bank has agreed to make certain liquidity loans from time to time to the Company.

          "Lock-Box Account" shall mean an account maintained by the Collection Agent at a Lock-Box Bank for the purpose of receiving Collections from Receivables.

          "Lock-Box Bank" shall mean each of the banks set forth in Exhibit I and such banks as may be added thereto or deleted therefrom pursuant to
Section 2.8.

          "Lock-Box Notice" shall mean a notice in substantially the form of Exhibit J from the Transferor to any Lock-Box Bank.

          "Loss Percentage" shall mean, on any date of determination, 15%.

          "Loss Reserve" shall mean, on any date of determination, an amount equal to:

             LP x (ANI + DR)

Where:

LP   =    the Loss Percentage at the close of business of the
          Collection Agent on such day.

ANI  =    the Aggregate Net Investment at the close of business
          of the Collection Agent on such day.

DR   =    the Discount Reserve at the close of business of the
          Collection Agent on such day (in the case of a CP
          Tranche, calculated in accordance with clause (B) of the definition of Discount Reserve).

          "Material Adverse Effect" shall mean a material adverse effect on
(i) the condition (financial or otherwise) or operations of the Transferor and its Subsidiaries, taken as one enterprise, (ii) the ability of the Transferor to perform its obligations under this Agreement, (iii) the legality, validity or enforceability of this Agreement, (iv) the Company's interest in the aggregate amount of Receivables or in any significant portion of the Receivables, the Residual Receivable Interest or the Collections with respect thereto, or (v) the collectibility of the aggregate amount of Receivables or of any significant portion of the Receivables, other than such Material Adverse Effects which are the direct result of actions or omissions of the Company or its Affiliates.

          "Monthly Report" shall mean a report, in substantially the form of Exhibit G or in such other form as is mutually agreed to by the Transferor and the Company, furnished by the Collection Agent to the Company pursuant to
Section 2.11.

          "Net Receivables Balance" shall mean, at any time, the Outstanding Balance of all Eligible Receivables at such time reduced by (i) the Excess Concentration Amount and (ii) the Outstanding Balance of all Defaulted Receivables and Delinquent Receivables at such time.

          "New York Operating Agent" shall mean The Fuji Bank and Trust Company, in its capacity as New York operating agent on behalf of the Company, and its successors and assigns in such capacity.

          "Obligor" shall mean any Person obligated to make payments to the Transferor pursuant to a Contract.

          "Other Costs" shall have the meaning specified in Section 8.4.

          "Other Transferors" shall have the meaning specified in Section 8.1.

          "Outstanding Balance" of any Receivable at any time shall mean the then outstanding principal amount thereof including any accrued and outstanding Finance Charges related thereto.

          "Percentage Factor" shall mean the percentage computed at any time of determination as follows:

               (ANI + LR + DR)/OBR
Where:

ANI  =    the Aggregate Net Investment at the time of such computation.

LR   =    the Loss Reserve at the time of such computation.

DR   =    the Discount Reserve at the time of such computation
          (in the case of a CP Tranche, calculated in accordance with clause (B) of the definition of Discount Reserve).

OBR  =    the aggregate Outstanding Balance of Receivables.

          Notwithstanding the foregoing computation, the Percentage Factor shall not exceed one hundred percent (100%). The Percentage Factor shall be calculated by the Collection Agent on the day of the initial incremental Transfer hereunder. Thereafter, until the Termination Date, the Collection Agent shall daily recompute the Percentage Factor and report such recomputations to the Company monthly in the Monthly Report or as requested by the Company. The Percentage Factor shall remain constant from the time as of which any such computation or recomputation is made until the time as of which the next such recomputation shall be made, notwithstanding any additional
Receivables arising, any incremental Transfer made pursuant to Section 2.2(a) or any reinvestment Transfer made pursuant to Section 2.2(b) and 2.5 during any period between computations of the Percentage Factor. On and after the Termination Date, the Percentage Factor shall be calculated as of the close of business on the Business Day immediately preceding the Termination Date (provided that clause (b) of the definition of Discount Reserve shall apply for purposes of such calculation), shall remain constant at all times thereafter until such time as the Company shall have received the Aggregate Unpaids, at which time the Percentage Factor shall be recomputed in accordance with Section 2.6.

          "Person" shall mean any corporation, natural person, firm, joint venture, partnership, trust, unincorporated organization, enterprise, government or any department or agency of any government.

          "Potential Termination Event" shall mean an event which, but for the lapse of time or the giving of notice or both, would constitute a Termination Event.

          "Proceeds" shall mean "proceeds" as defined in Section 9-306(1) of the UCC.

          "Receivable" shall mean indebtedness owed to the Transferor by an Obligor with a mailing address in the United States under a Contract, whether constituting an account, chattel paper, instrument or general intangible, arising in connection with the sale of products or services by the Transferor, and includes the right of payment of any Finance Charges and other obligations of the Obligor with respect thereto. Notwithstanding the foregoing, once a Receivable has been deemed collected pursuant to Section
2.9 hereof, it shall no longer constitute a Receivable hereunder.

          "Records" shall mean all Contracts and other documents, books, records and other information (including without limitation computer programs, tapes, discs, punch cards, data processing software and related property and rights) maintained by the Transferor with respect to the Receivables and the Obligors.

          "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System, as the same may be amended or supplemented from time to time.

          "Regulatory Change" shall mean any change after the date of this Agreement in United States (federal, state or municipal), Japan or foreign laws or regulations (including Regulation D) or the adoption or making after such date of any interpretations, directives or requests applying to a class of banks (including the Liquidity Bank) of or under any United States (federal, state or municipal), Japan or foreign, laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

          "Relevant UCC" shall mean, with respect to any state, the Uniform Commercial Code as from time to time in effect in such state.

          "Residual Receivable Interest" shall mean with respect to any Receivable:
                     (i) all of the Transferor's interest, if any, in the product (including returned product), the sale of which by the Transferor gave rise to such Receivable;

                     (ii) all other security interests or liens and property subject thereto from time to time,if any, purporting to secure payment of such Receivable, whether pursuant to the Contract related to such Receivable or otherwise, together with all financing statements signed by the Obligor describing any collateral securing such Receivable;

                     (iii)     all guarantees, insurance and other
          agreements or arrangements of whatever character (including, without limitation, the beneficial interest in any insurance policy or bill of lading) from time to time supporting or securing payment of such Receivable, whether pursuant to the Contract related to such Receivable or otherwise;

                     (iv)     all Records; and

                     (v)     all Proceeds of the foregoing.

          "Section 8.2 Costs" shall have the meaning specified in Section 8.2.

          "Section 8.3 Costs" shall have the meaning specified in Section 8.3.

          "Subsidiary" shall mean, for any Person, any corporation or other business organization 50% or more of the outstanding voting securities of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more such corporations or organizations or by such Person and one or more such corporations or organizations, and any partnership of which such Person or any such corporation or organization is a general partner.

          "Termination Date" shall mean the earliest to occur of (i) the date that the Company terminates outstanding Tranche Periods pursuant to Section
7.2 hereof, (ii) that Business Day designated by the Transferor as the Termination Date at any time following ninety (90) days' written notice to the Company, (iii) May 6, 1996, unless extended from time to time upon written agreement between the Company and the transferor, and (iv) May 15, 1998, unless extended from time to time upon written agreement between the Company and the Transferor.

          "Termination Event" shall mean an event described in Section 7.1.

          "Total Receivable" shall have the meaning set forth herein in the definition of "Receivable", except that a Total Receivable shall include indebtedness owed to the Transferor by Obligors with mailing addresses outside the United States.

          "Tranche" shall mean a portion of the Aggregate Net Investment allocated to a Tranche Period pursuant to Section 2.3.

          "Tranche Period" shall mean a CP Tranche Period, Eurodollar Tranche Period or a CBR Tranche Period.

          "Tranche Rate" shall mean the CP Rate, the Eurodollar Rate or the Corporate Base Rate.

          "Tranche Selection Notice" shall have the meaning set forth in
Section 2.2(a).

          "Transfer" shall mean a transfer by the Transferor on each Transfer Date of an undivided percentage ownership interest in each and every Receivable, together with all Residual Receivable Interest, Collections and Proceeds with respect thereto.

          "Transfer Date" shall mean, with respect to each Transfer, either
(i) one, two or three Business Days as specified in Section 2.3(a) relating to such Transfer pursuant to Section 2.2(a) hereof or (ii) each day on which Collections are received by the Collection Agent and reinvested in accordance with Section 2.2(b) hereof.

          "Transfer Notice Date" shall mean, with respect to each Transfer pursuant to Section 2.2(a) hereof, the Business Day indicated in a written notice provided by the Transferor to the Company, which date is agreed to by the Company.

          "Transfer Price" shall mean, with respect to any Transfer, the amount paid to the Transferor by the Company pursuant to Section 2.2(a).

          "Transferred Interest" shall mean, at any time of determination, an undivided percentage ownership interest in (i) each and every then outstanding Receivable, (ii) all Residual Receivable Interest with respect to each such Receivable, (iii) all Collections with respect thereto, and (iv) other Proceeds of the foregoing, equal to the Percentage Factor at such time, and only at such time (without regard to prior calculations).

          SECTION 1 Other Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles. All terms used in Article 9 of the UCC, and not specifically defined herein, are used herein as defined in such Article 9. References herein to Articles, Sections, Exhibits and Schedules shall, unless otherwise specified, refer respectively to Articles and Sections hereof and Exhibits and Schedules hereto.

          SECTION 2 Computation of Time Periods. Unless otherwise stated in this Agreement, in the computation of a period of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to but excluding".

                                  ARTICLE I

                         TRANSFERS AND SETTLEMENTS

          SECTION 1 Assignment and Conveyance; Facility. Upon the terms and subject to the conditions herein set forth, the Transferor may transfer and assign to the Company, and the Company shall, subject to its ability to obtain financing therefor through the issuance of Commercial Paper or the obtaining of liquidity loans pursuant to the Liquidity Facility (it being understood that the Company shall have no obligation to obtain such financing through the obtaining of a Eurodollar Tranche or CBR Tranche unless financing is not available through a CP Tranche on such day), acquire from the Transferor undivided percentage ownership interests in Receivables, together with the Residual Receivable Interest and Collections with respect thereto; provided, however, that no such acquisition shall be made if, after giving effect to such acquisition, the sum of the Aggregate Net Investment and the aggregate amount of Discount applicable to all existing Tranches would exceed the Facility Limit; provided further, however, that no such acquisition shall be made unless such Transfer Price, together with clause (B) of the definition of Discount Reserve (in the case of a CP Tranche) is equal to at least $1,000,000, and no such acquisition shall be made on or after the occurrence of a Termination Event.
The Company will pay the Transfer Price of any Transfer made pursuant to Section 2.2(a) with the proceeds of (a) a CP Tranche or
(b) the obtaining of liquidity loans pursuant to the Liquidity
Facility.

          SECTION 2  Transfers. (a)  On each Transfer Notice
Date, the Transferor shall provide the Company with notice in substantially the form of Exhibit L hereto (each, a "Tranche Selection Notice") which shall specify, among other things, the amount of commercial paper proposed to be issued by the Company; provided that all Commercial Paper issued by the Company hereunder shall have maturities no later than fifteen (15) days prior to the scheduled Termination Date hereunder. Such Tranche
Selection Notice shall also contain the Tranche Period(s) and Tranche Rate(s) requested by the Transferor as required by, and subject to, the limitations of Sections 2.1 and 2.3. The Company shall inquire as to the availability of such Tranche Period and Tranche Rate and shall, if available and if the terms of the transfer of such Receivables is otherwise satisfactory, transfer such Receivables on the following Transfer Date. Following each Transfer on a Transfer Date pursuant to this Section 2.2(a), the Company shall deposit to the Transferor's account (No. 910-2-24310), account name "Georgia Gulf Corporation" maintained at the office of The Chase Manhattan Bank, N.A. in The City of New York, in immediately available funds, an amount equal to the Transfer Price for such Transfer. Each Tranche Selection Notice shall be irrevocable and binding on the Transferor, and the Transferor shall indemnify the Company against any loss or expense incurred by the Company as a result of any failure by the Transferor to complete such Transfer including, without limitation, any loss or expense incurred by the Company by reason of the liquidation or reemployment of funds acquired or requested by the Company to fund such Transfer.

               (b) Reinvestment Transfers. On each Business Day occurring after the initial Transfer hereunder and prior to the Termination Date, the Transferor hereby transfers and assigns to the Company, and the Company hereby acquires from the Transferor, undivided percentage ownership interests in each and every Receivable, together with the Residual Receivable Interest and Collections with respect thereto, to the extent the Collections are available for such Transfer in accordance with Section 2.5, such that, after giving effect to such Transfer, (i) the amount of the Company's Aggregate Net Investment at the close of the Company's business on such Business Day, shall be equal to the amount of the Company's Aggregate Net Investment at the close of the Company's business on the Business Day immediately preceding such Business Day, plus the Transfer Price of any Transfer made on such day, if any, and (ii) the Company's Transferred Interest in each Receivable, together with the Residual Receivable Interest and Collections with respect thereto, shall be equal to its Transferred Interest in each other Receivable, together with the Residual Receivable Interest and Collections with respect thereto.

               (c)  All Transfers.  Each Transfer shall
constitute an absolute transfer and assignment of undivided percentage ownership interests in each and every Receivable, together with the Residual Receivable Interest and Collections with respect thereto then existing, as well as each and every Receivable, together with the Residual Receivable Interest which arises at any time after the date of such Transfer until the Termination
Date. The Company's aggregate undivided percentage ownership interest in the Receivables, together with the Residual
Receivable Interest and Collections with respect thereto, shall equal the Percentage Factor in effect from time to time. The
Transferred Interest in each Receivable, together with the Residual Receivable Interest and Collections with respect thereto, shall at all times be equal to the Transferred Interest in each other Receivable, together with the Residual Receivable
Interest and Collections.  To the extent that the Transferred
Interest shall decrease as a result of a recalculation of the Percentage Factor, the Company shall be considered to have reconveyed to the Transferor an undivided percentage ownership interest in such Receivable, together with the Residual
Receivable Interest and Collections with respect thereto, in an amount equal to such decrease such that, in each case, the Transferred Interest in Receivable shall be equal to the Transferred Interest in each other Receivable.

               (d) Percentage Factor. The Percentage Factor shall be initially computed as of the opening of business of the Collection Agent on the date of the initial incremental Transfer hereunder. Thereafter until the Termination Date, the Percentage Factor shall be automatically recomputed as of the close of business of the Collection Agent on each day (other than a day after the Termination Date). The Percentage Factor shall remain constant from the time as of which any such computation or recomputation is made until the time as of which the next such recomputation, if any, shall be made. The Percentage Factor, as computed as of the day immediately preceding the Termination Date, shall remain constant at all times on and after such Termination Date until the date on which the Aggregate Net Investment shall become zero.

          SECTION 3  Selection of Tranche Periods and Tranche Rates.
               (a) At all times hereafter, but prior to the occurrence of a Termination Event, the Transferor shall, subject to availability and the Company's approval as described in Sections 2.1 and 2.2 and the limitations described below, request Tranche Periods and Tranche Rates applicable thereto and allocate each Transfer to each selected Tranche Period, so that the aggregate amounts allocated to outstanding Tranche Periods at all times shall equal the Aggregate Net Investment. The Company shall promptly confirm to the Transferor the Tranche Rate(s) and Tranche Period(s). In the case of any Tranche Period outstanding at the time of the Company's notice of termination of all outstanding Tranche Periods given pursuant to Section 7.2, such Tranche Period shall end on the date of such notice. In the Tranche Selection Notice, the Transferor shall give the Company irrevocable notice of each new Tranche Period (i) with respect to a CBR Tranche, by 12:00 P.M. (New York City time) on the day of expiration of any then existing Tranche Period, (ii) with respect to a Eurodollar Tranche, by 12:00 P.M. (New York City time) on a Business Day not less than three (3) Business Days prior to the expiration of any then existing Tranche Period and (iii) with respect to a CP Tranche, by the close of business in New York City not less than three (3) Business Days prior to the expiration of any then existing Tranche Period; provided, however, that the Company may select, in its sole discretion, any such new Tranche Period and Tranche Rate if (i) the Transferor fails to provide such notice on a timely basis or (ii) the Company determines, in its sole discretion, that the Tranche Rate or Tranche Period selected by the Transferor is unavailable; and provided further, however, that any such Tranche Period chosen by the Company, in its sole discretion, shall be for a term of one (1) day. The Company shall promptly confirm to the Transferor the Tranche Rate and Tranche Period. In the case of any Tranche Period outstanding at the time of the Company's notice of termination of all outstanding Tranche Periods given pursuant to Section 7.2, such Tranche Period shall end on the date of such notice.

               (b) At all times on and after the occurrence of a Termination Event, (i) the Company shall select all Tranche Periods and Tranche Rates (which shall be the Corporate Base
Rate) applicable thereto and (ii) the Facility Limit will be reduced on each day thereafter to the Aggregate Unpaids as of such day.

          SECTION 4 Discount, Fees and Other Costs and Expenses. The Transferor shall pay or cause to be paid, as and when due in accordance with this Agreement (to the extent unpaid after giving effect to any payments made pursuant to Section 2.5 or Section 2.6), all amounts payable as Discount, all fees hereunder, all dealer commissions (if applicable), all amounts payable pursuant to Article VIII, if any, and all Collection Agent costs, if any, payable pursuant to Section 6.2. Discount shall accrue with respect to each Tranche on each day occurring during the Tranche Period related thereto. Discount accrued on each Tranche shall be payable on the last day of the applicable Tranche Period. The Transferor may, at its option and prior to the occurrence of a Termination Event hereunder, satisfy its obligation to pay Discount accrued on a Tranche by requesting a new CP Tranche Period in accordance with Section 2.3(a). Such new Tranche will increase the Aggregate Net Investment by the amount of such accrued Discount which is allocated to such new CP Tranche Period and will constitute a Transfer pursuant to Section 2.2(a). All per annum fees shall be payable monthly. If any amount hereunder shall be payable on a day which is not a Business Day, such amount shall be payable on the next succeeding Business Day. Discount and all per annum fees hereunder shall be calculated for the actual days elapsed on the basis of 360-day year. Nothing in this Agreement shall limit in any way the obligations of Transferor to pay the amounts set forth in this Section 2.4.

          SECTION 5 Non-Liquidation Settlement and Reinvestment Procedures. On each day after the date of the initial Transfer, but prior to the Termination Date, the Collection Agent shall, out of the Percentage Factor of Collections received on such day or prior to such day and not previously applied or accounted for, allocate funds in the following order: (i) from and after the request of the Company, set aside and hold in trust for the Company, an amount equal to all Discount accrued through such day and not previously set aside or paid and (ii) apply the balance of such Percentage Factor of Collections remaining after application as provided in clause (i) of this Section 2.5 to the Transfer, for the benefit of the Company, of additional undivided percentage interests in each Receivable, together with Residual Receivable Interest and Collections with respect thereto, pursuant to Section 2.2(b). On the last day of each Tranche Period, from the amounts set aside as described in clause (i) of the first sentence of this Section 2.5 if the Collection Agent is not the Transferor, or from any other legally available source if the Collection Agent is the Transferor, the Collection Agent shall deposit to the Company's account an amount equal to the accrued and unpaid Discount for such Tranche Period.

          SECTION 6 Liquidation Settlement Procedures. (a) If, on the Termination Date, the Net Receivables Balance is less than the Coverage Amount, then the Transferor shall immediately pay to the Company an amount equal to the quotient of (i) the difference between the Coverage Amount and the Net Receivables Balance, divided by (ii) 1.10, and such amount shall be applied to the reduction of the Aggregate Net Investment of Tranche Periods selected by the Company. On the Termination Date and on each day thereafter, the Collection Agent shall set aside and hold in trust for the Company, the Percentage Factor of all Collections received on such day. On the last day of each Tranche Period to occur on or after the Termination Date, the Collection Agent shall deposit to the Company's account the amounts set aside pursuant to the preceding sentence, together with any remaining amounts set aside pursuant to Section 2.5(i) prior to the Termination Date, but not to exceed the sum of (i) the accrued Discount for such Tranche Period, (ii) the portion of the Aggregate Net Investment allocated to such Tranche Period, and
(iii) the aggregate of all other amounts then owed (whether due or accrued) hereunder by Transferor to the Company. If the Collection Agent is the Transferor, the foregoing amounts described in clauses (i), (ii) and (iii) shall be paid by the Collection Agent from any legally available source up to the amount that would have been set aside by the Collection Agent had the Collection Agent been required to comply with the second sentence of this Section 2.6.

               (b)  If there shall be insufficient funds on
deposit for the Collection Agent to distribute funds in payment in full of the amounts described in Section 2.6(a), the Collection Agent shall distribute funds first, in reduction of the Aggregate Net Investment, second, in payment of all fees and expenses payable to the Company, third, in payment of the accrued Discount and fourth, in payment of all other amounts payable to the Company. Following the date on which the Aggregate Net Investment has been reduced to zero, all accrued Discount has been paid in full and all other Aggregate Unpaids have been paid in full, (i) the Collection Agent shall recompute the Percentage Factor as zero, (ii) the Company shall be deemed to have reconveyed to the Transferor any interest in the Receivables (including the Transferred Interest), (iii) the Collection Agent shall pay to the Transferor pursuant to the second sentence of
Section 2.6(a) and (iv) the Company shall promptly at the request of the Transferor execute and deliver to the Transferor any documents required or advisable to terminate its interest in the Receivables and the Residual Receivable Interest.

          SECTION 7 Fees. Notwithstanding any limitation on recourse contained in this Agreement, the Transferor shall pay the following fees:

               (a) to the Company, on the first Business Day of each month, the Administration Fee for the preceding month.

               (b) to the Company, on the date of incurrence thereof, any Early Collection Fee.

               (c) to The Fuji Bank, Limited and The Fuji Bank and Trust Company, on the Closing Date, the Arrangement Fee.

          SECTION 8 Protection of Ownership of the Company. (a) The Transferor agrees that from time to time, at its expense, it will promptly execute and deliver all instruments and documents and take all action that the Company may reasonably request in order to perfect or protect the Transferred Interest or to enable the Company to exercise or enforce any of its rights hereunder. Without limiting the foregoing, the Transferor will, upon the request of the Company, in order to accurately reflect this transaction, execute and file such financing or continuation statements or amendments thereto or assignments thereof (as permitted pursuant to Section 9.6) as may be reasonably requested by the Company and mark its master data processing records and other documents with a legend describing the acquisition by the Company of the Transferred Interest, as the Company may reasonably request. To the fullest extent permitted by applicable law, the Company shall be permitted to sign and file continuation statements and amendments thereto and assignments thereof without the Transferor's signature in such cases where the Transferor is obligated hereunder to sign such statements, amendments or assignments. Carbon, photographic or other reproduction of this Agreement or any financing statement shall be sufficient as a financing statement. The Transferor shall neither change its name, identity or corporate structure (within the meaning of Section 9-402(7) of the Relevant UCC) nor relocate its chief executive office or any office where Records are kept unless it shall have: (i) given the Company at least fifteen
(15) days' prior notice thereof and (ii) delivered to the Company all financing statements, instruments and other documents reasonably requested by the Company in connection with such change or relocation.

          (b) Each Contract shall instruct the Obligor with respect thereto to cause all Collections to be deposited directly with a Lock-Box Bank. The Transferor shall not add any bank as a Lock-Box Bank to those listed on Exhibit I hereto unless the Company shall have received notice of such addition and undated executed copies of Lock-Box Notices to each new Lock-Box Bank.
The Transferor shall not terminate any bank as a Lock-Box Bank or terminate any account as a Lock-Box Account unless the Company shall have received thirty (30) days' prior notice of such termination. If Transferor receives any Collections or is deemed to receive any Collections pursuant to Section 2.9, the Transferor shall immediately remit such Collections to the Company.

          SECTION 9 General Settlement Procedures. If on any day the Outstanding Balance of a Receivable is either (x) reduced as a result of any defective or rejected goods or services, any cash discount or any adjustment by the Transferor or (y) reduced or cancelled as a result of a setoff in respect of any claim by any Person (whether such claim arises out of the same or a related transaction or an unrelated transaction) or (z) cancelled as a result of the Transferor exercising its right to assign a Receivable back to the Obligor thereof, the Transferor shall be deemed to have received on such day a Collection of such Receivable in the amount of such reduction or cancellation. If on any day any of the representations or warranties with respect to the Receivables in Section 3.1(d), (i), (j), (k), (n) or (o) is no longer true with respect to a Receivable, as the Transferor or the Company shall notify the other, the Transferor shall be deemed to have received on such day a Collection of such Receivable in full, and the Aggregate Net Investment shall not be deemed to be reduced hereunder until such time as such amount is remitted and received by the Company. Any payment by an Obligor in respect of any Receivable shall, except as otherwise specified by such Obligor or otherwise required by contract or law, be applied as a Collection of the Receivables of such Obligor (starting with the oldest such Receivable) to the extent of any amounts then due and payable thereunder before being applied to any other Receivable of such Obligor.

          SECTION 10  Payments and Computations, Etc.  All
amounts to be paid or deposited by the Transferor or the Collection Agent hereunder shall be paid or deposited in accordance with the terms hereof no later than 11:00 A.M. (New York City time) on the day when due in immediately available funds;
if such amounts are payable to the Company they shall be paid or deposited to Account Number 001-051016, titled Dynamic Funding Corporation General Account," and maintained at the offices of The Fuji Bank and Trust Company, until otherwise notified by the New York Operating Agent on behalf of the Company. The
Transferor shall, to the extent permitted by law, pay to the Company upon demand, interest on all amounts not paid or deposited when due to the Company hereunder at a rate equal to 2% per annum plus the Corporate Base Rate. All computations of interest hereunder shall be made on the basis of a year of 360 days for the actual number of days (including the first but excluding the last day) elapsed.

          SECTION 11 Reports. Prior to the 20th day of each month, the Collection Agent shall prepare and forward to the Company (i) a Monthly Report, as of the close of business of the Collection Agent on the last day of the immediately preceding month, in the form attached hereto as Exhibit G, (ii) a listing of the ten (10) largest Obligors by Receivables balance, together with an aging of such Receivables, in substantially the form of Exhibit E hereto and (iii) such other information as the Company may reasonably request.

          SECTION 12 Increase in and Reduction of Facility Limit. The Transferor may, upon at least thirty (30) days' prior written notice to the Company, and with the consent of the Company, either (i) increase in part the Facility Limit or (ii) terminate in whole or reduce in part the unused portion of the Facility Limit; provided that each partial increase or reduction of the Facility Limit shall be in an amount equal to $10,000,000 or an integral multiple thereof.

          SECTION 13 Optional Retransfer. On any day after May 1, 1996 on which the Aggregate Unpaids falls below 10% of the Facility Limit, then, in such event, the Transferor may, in its sole discretion, direct the Company to retransfer the Transferred Interest to the Transferor at a price equal to the Aggregate Unpaids calculated as of the proposed date of such retransfer. The Company further agrees to take on or prior to such transfer, at the sole expense of the Transferor, any action reasonably necessary to effectuate the transfer to the Transferor of all of the Company's interest in, to and under the Receivables and the Residual Receivable Interest and Collections with respect thereto.

                                ARTICLE II

                      REPRESENTATIONS AND WARRANTIES

          SECTION 1  Representations and Warranties.  The
Transferor hereby represents and warrants to the Company that:

               (a)  Corporate Existence and Power.  The
Transferor is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has all corporate power and all governmental licenses, authorizations, consents and approvals required to carry on its business in each jurisdiction in which its business is now conducted, except where the failure to obtain such approval would not have a Material Adverse Effect.

               (b) Corporate and Governmental Authorization; Contravention. The execution, delivery and performance by the Transferor of this Agreement are within the Transferor's corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official (except as contemplated by Section 2.8), and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the Certificate of Incorporation or Bylaws of the Transferor or of any agreement, judgment, injunction, order, decree or other instrument binding upon the Transferor or result in the creation or imposition of any lien on assets of the Transferor or any of its Subsidiaries (except as contemplated by Section 2.8).

               (c) Binding Effect of Agreement. This Agreement constitutes the legal, valid and binding obligation of the Transferor, enforceable against the Transferor in accordance with the terms hereof, subject to the effect of bankruptcy, insolvency, reorganization or other similar laws affecting enforcement of creditors' rights generally.

               (d)  Perfection.  Immediately preceding each
Transfer hereunder, the Transferor shall be the owner of all of the Receivables. On or prior to each Transfer all financing statements and other documents required to be recorded or filed in order to protect the Transferred Interest against all creditors of and purchasers from the Transferor (other than any financing statements or assignments of financing statements required to perfect the Transferred Interest) will have been duly filed in each filing office necessary for such purpose and all filing fees and taxes, if any, payable in connection with such filings shall have been paid in full.

               (e) Accuracy of Information. All information heretofore furnished by the Transferor to the Company for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished by the Transferor to the Company will be, true and accurate in every material respect, on the date such information is stated or certified.

               (f) Tax Returns. The Transferor has filed or properly extended all tax returns (federal, state and local) required to be filed and has paid or made adequate provision for the payment of all taxes, assessments and other government charges, the failure by the Transferor to perform such obligations may have a Material Adverse Effect.

               (g)  Actions, Suits.  Except as set forth in
Exhibit K, there are no actions, suits or proceedings pending, or to the knowledge of the Transferor threatened, against or affecting the Transferor or any Affiliate of the Transferor or their respective properties, in or before any court, arbitrator or other body, which may have a Material Adverse Effect.

               (h)  Place of Business.  The chief place of
business and chief executive office of the Transferor are located at 400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia 30346, and the offices where the Transferor keeps all its Records are located at the address(es) described on Exhibit C or such other locations notified to the Company in accordance with
Section 2.8 in jurisdictions where all action required by Section
2.8 has been taken and completed.

               (i) Good Title. Upon each Transfer, the Company shall acquire a valid and perfected first priority undivided percentage ownership interest in each Receivable that exists on the date of such Transfer and in the Residual Receivable Interest and Collections with respect thereto, free and clear of any Adverse Claim.

               (j) Nature of Receivables; Use of Proceeds. Each Receivable is (A) an account receivable representing all or part of the sales price of merchandise, insurance or services (or an "eligible asset" within the meaning of Rule 3(a)-7 under the Investment Company Act of 1940, as amended) and the proceeds of the Commercial Paper with which the Company will acquire
Receivables are to be used by the Transferor for current transactions within the meaning of Section 3(a)(3) of the Securities Act of 1933, as amended, and (B) an Eligible Receivable. No proceeds of any Transfer will be used by the Transferor to acquire any security in any transaction which is subject to Section 13 or 14 of the Securities Exchange Act of 1934, as amended.

               (k) Lock-Box Accounts. The names and addresses of all the Lock-Box Banks, together with the account numbers of the Transferor at such Lock-Box Banks are described on Exhibit I or described in a notice provided by the Transferor to the Company pursuant to Section 2.8. All Obligors have been instructed to make payment directly to a Lock-Box Account, and only Collections are deposited into the Lock-Box Accounts.

               (l) No Material Adverse Change. Since December 31, 1994, there has been no change in the condition (financial or otherwise), business, operations or prospects of the Transferor, or in the ability of the Transferor to perform its obligations hereunder or in the collectibility of the Receivables which change might have a Material Adverse Effect.

               (m) Tradenames. Except as described in Exhibit D, the Transferor has not used any corporate names, tradenames or assumed names other than its name set forth on the signature pages of this Agreement and, within the last five (5) years, has not changed its name, merged with or into or consolidated with any other corporation or been the subject of any proceeding under Title 11, United States Code (Bankruptcy).

               (n) Binding Effect of Receivables and Contract. Each Receivable and related Contract constitutes a legal, valid and binding obligation of the Obligor enforceable against the Obligor, subject to the effect of bankruptcy, insolvency, reorganization or similar laws affecting enforcement of creditors' rights generally.

               (o) No Restriction on Transfer. No Contract requires the prior written consent of an Obligor or contains another restriction relating to the transfer or assignment of rights of payment under such Contract which are legally enforceable (other than a consent or waiver of such restriction that has been obtained prior to the Closing Date).

               (p)  Restrictions on Chattel Paper.  The
Transferor shall not permit any portion of the Transferred Interest that constitutes chattel paper within the meaning of
Section 9-105 of the Relevant UCC to be transferred to or possessed by any other party other than the Company or the Transferor, as appropriate.

               (q)  Coverage Requirement.  The Net Receivables
Balance equals or exceeds the Coverage Amount.

               (r)  Credit and Collection Policy.  Since   April
27, 1995, there have been no material changes in the Credit and Collection Policy.

               (s) No Termination Event. No event has occurred and is continuing and no condition exists which constitutes a Termination Event or a Potential Termination Event.

               (t) Not an Investment Company. The Transferor is not an "investment company" within the meaning of the Investment
Company Act of 1940, as amended, or is exempt from all provisions of such Act.

               (u) ERISA. The Transferor is in compliance in all material respects with ERISA and no lien in favor of the Pension Benefit Guaranty Corporation on any of the Receivables exists.

          Any document, instrument, certificate or notice delivered to the Company hereunder shall be deemed a representation and warranty by the Transferor.

          SECTION 2 Reaffirmation of Representations and Warranties. On each day that a Transfer is made hereunder the Transferor, by accepting the proceeds of such Transfer or reinvestment pursuant to Section 2.2(b), shall be deemed to have certified that (i) all representations and warranties described in Section 3.1, as from time to time amended in accordance with the terms hereof, are correct on and as of such day as though made on and as of such day and (ii) no event has occurred or is continuing, or would result from any such Transfer or recomputation, which constitutes a Termination Event or a Potential Termination Event.

                                ARTICLE III

                           CONDITIONS PRECEDENT

          SECTION 1 Conditions to Closing. This Agreement shall become effective on the first date on which the Transferor shall deliver to the Company the following documents and instruments, all of which shall be in form and substance acceptable to the
Company:

               (a)  A Certificate of the Secretary of the
Transferor certifying (i) the names and signatures of the officers and employees authorized on its behalf to execute this Agreement and any other documents to be delivered by it hereunder (on which Certificate the Company may conclusively rely until such time as the Company shall receive from the Transferor a revised Certificate meeting the requirements of this clause
(a)(i)), (ii) a copy of the Transferor's Certificate of Incorporation, certified by the Secretary of State of the State of Delaware, (iii) a copy of the Transferor's By-Laws, (iv) a copy of resolutions of the Board of Directors of the Transferor approving this transaction and (v) a certificate of the Secretary of State of the State of Delaware certifying the Transferor's good standing under the laws of the State of Delaware.

               (b) Acknowledgment copies of proper financing statements (Form UCC-1), dated a date reasonably near to the date of the initial Transfer naming the Transferor as the transferor of Receivables and the Company as acquiror or other similar instruments or documents as may be necessary or in the opinion of the Company desirable under the UCC of all appropriate jurisdictions or any comparable law to perfect the Company's ownership interest in all Receivables and the Residual Receivable Interest with respect thereto.

               (c) Acknowledgment copies of proper financing statements (Form UCC-3) and lien releases, if any, necessary to release all security interests and other rights of any person in Receivables previously granted by the Transferor.

               (d) Certified copies of request for information or copies (Form UCC-11) (or a similar search report certified by parties acceptable to the Company) dated a date reasonably near the date of the initial Transfer listing all effective financing statements which name the Transferor (under its present name and any previous name) as transferor or debtor and which are filed in appropriate jurisdictions together with copies of such financing statements (none of which shall cover any Receivables or Contracts).

               (e)  A favorable opinion of Jones, Day, Reavis and
Pogue, special counsel for the Transferor, as to such matters set forth in Exhibit H hereto and as to other matters as the Company may reasonably request.

               (f)  A certificate in the form of Exhibit F,
executed by the chief financial officer or corporate controller of the Transferor.

               (g) A Monthly Report relating to the Receivables for the months of February 1995 and March 1995.

               (h) Undated executed copies of Lock-Box Notices to Lock-Box Banks.

               (i) An executed copy of the Fee Letter, together with evidence that the Arrangement Fee has been paid.

               (j) Such other documents as the Company shall reasonably request.

                                ARTICLE IV

                                 COVENANTS

          SECTION 1 At all times from the date hereof to the latest to occur of (i) the Termination Date or (ii) the date on which the Company's Transferred Interest shall be equal to zero, unless the Company shall otherwise consent in writing:

               (a) Financial Reporting. The Transferor will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles as in effect in the United States, and furnish to the Company:

                      (i)     S.E.C. Filings.  Within ninety-
     five (95) days of filing thereof, copies of all registration statements and annual (Form 10-K) reports and, within fifty (50) days after the filing thereof, copies of all quarterly (Form 10-Q), monthly or other regular reports which the Seller or any Subsidiary files with the Securities and Exchange Commission.

                     (ii)     Compliance Certificate.  Together
     with the annual report and quarterly report required above, a compliance certificate in substantially the form of Exhibit F hereto signed by its chief financial officer or corporate controller stating that no Termination Event or Potential Termination Event exists, or if any Termination Event or Potential Termination
     Event exists, stating the nature and status thereof.

                    (iii)     Change in Credit and Collection
     Policy. Within thirty (30) days after the date any material change in or amendment to the Credit and Collection Policy is made (including, but not limited to, changes in payment instructions to Obligors), a copy of the Credit and Collection Policy then in effect indicating such change or amendment.

                     (iv)     Other Information.  Such other
     information (including non-financial information) as the Company may from time to time reasonably request.

          (b) The Transferor will notify the Company in writing of any of the following immediately upon learning of the occurrence thereof, describing the same and, if applicable, the steps being taken by the Person(s) affected with respect thereto:

                    (i)  Notice of Termination Events or
     Potential Termination Events. As soon as possible and in any event within two (2) days after the occurrence of each Termination Event or each Potential Termination Event of which the Transferor has knowledge, a statement of the chief financial officer or corporate controller of the Transferor setting forth details of such Termination Event or Potential Termination Event and the action which the Transferor proposes to take with respect thereto.

                    (ii)  Litigation.  The institution of
     any litigation, arbitration proceeding or governmental proceeding which may have a Material Adverse Effect.

                    (iii)  Judgment.  The entry of any
     judgment or decree against the Transferor or any of its Subsidiaries if the aggregate amount of all judgments or decrees then outstanding against the Transferor or any of its Subsidiaries exceeds $5,000,000 after deducting
     (A) the amount with respect to which the Transferor or any of its Subsidiaries is insured and (B) the amount for which the Transferor or such Subsidiary is otherwise indemnified if the terms of such indemnification are satisfactory to the Company.

               (c) Conduct of Business. The Transferor will, and will cause each of its Subsidiaries to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted and will do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation and will maintain all requisite authority to conduct its business in each jurisdiction in which its business is conducted, except where the failure to obtain any such approval would not have a Material Adverse Effect.

               (d) Compliance with Laws. The Transferor will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject, except where the failure to comply with such laws and regulations would not have a Material Adverse Effect.

               (e) Furnishing of Information and Inspection of Records. The Transferor will furnish to the Company from time to time such information with respect to the Receivables as the Company may reasonably request, including, without limitation, listings identifying the Outstanding Balance for each Receivable. The Transferor will at any time and from time to time during regular business hours with prior written notice permit the Company, or its agents or representatives, (i) to examine and make copies of and abstracts from all Records and (ii) to visit the offices and properties of the Transferor for the purpose of examining such Records, and to discuss matters relating to Receivables or the Transferor's performance hereunder with any of the officers, directors, employees or independent public accountants of the Transferor having knowledge of such matters.

               (f) Keeping of Records and Books of Account. The Transferor will maintain and implement administrative and operating procedures (including, without limitation, an ability to recreate records evidencing Receivables in the event of the destruction of the originals thereof), and keep and maintain, or obtain, as and when required, all documents, books, records and other information reasonably necessary or advisable for the collection of all Receivables (including, without limitation, records adequate to permit the daily identification of each new Receivable and all Collections of and adjustments to each existing Receivable). The Transferor will give the Company prompt notice of any change in the administrative and operating procedures referred to in the previous sentence to the extent such change may have a Material Adverse Effect.

               (g) Performance and Compliance with Receivables and Contracts. The Transferor will at its expense timely and fully perform and comply with all provisions, covenants and other promises required to be observed by it under the Contracts related to the Receivables.

               (h) Credit and Collection Policy. The Transferor will comply with its Credit and Collection Policy in regard to each Receivable and the related Contract.

               (i) Collections. The Transferor shall instruct all Obligors to cause all Collections to be deposited directly to a Lock-Box Account.

          SECTION 2  Negative Covenants of the Transferor.
During the term of this Agreement, unless the Company shall otherwise consent in writing:

               (a) No Sales, Transfers, Liens, etc. Except as otherwise provided herein, the Transferor will not sell, transfer, assign (by operation of law or otherwise) or otherwise dispose of, or create or suffer to exist any Adverse Claim upon (including, without limitation, the filing of any financing statement) or with respect to, any Receivable or related Contract, or upon or with respect to any account which concentrates in a Lock-Box Bank to which any Collections of any Receivable are sent, or assign any right to receive income in respect thereof.

               (b) No Extension or Amendment of Receivables. The Transferor will not extend, amend or otherwise modify the terms of any Receivable, or amend, modify or waive any term or condition of any Contract related thereto, without the prior written consent of the Company.

               (c)  Change in Business or Credit and Collection
Policy. The Transferor will not make any change in the character of its business or in the Credit and Collection Policy, which change might result in a Material Adverse Effect.

               (d) Use of Proceeds. No proceeds of any Transfer will be used by the Transferor to purchase or carry any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) in violation of Regulation G, T, U or X of the Board of Governors of the Federal Reserve System.

               (e) No Mergers, Etc. The Transferor will not (i) consolidate or merge with or into any other Person, or (ii) sell, lease or transfer all or substantially all of its assets to any other person.

               (f) Change in Payment Instructions to Obligors. The Transferor will not add or terminate any bank as a Lock-Box Bank or any account as a Lock-Box Account to or from those listed in Exhibit I hereto or make any change in its instructions to Obligors regarding payments to be made to any Lock-Box Account, unless (i) such instructions are to deposit such payments to another existing Lock-Box Account or (ii) the Company shall have received written notice of such addition, termination or change (including any change in the officer or agent of the Transferor executing the related Lock-Box Notice) at least thirty (30) days prior thereto and the Company shall have received a Lock-Box Notice executed by each new Lock-Box Bank or an existing Lock-Box Bank with respect to each new Lock-Box Account, as applicable.

               (g)  Deposits to Lock-Box Accounts.  The
Transferor will not deposit or otherwise credit, or cause or permit to be so deposited or credited, to any Lock-Box Account cash or cash proceeds other than Collections of Receivables.

               (h) Change of Name, Etc. The Transferor will not change its name, identity or structure or its chief executive office, unless, at least ten (10) days prior to the effective date of any such change, the Transferor delivers to the Company
(i) UCC financing statements, executed by the Transferor, necessary to reflect such change and to continue the perfection of the Company's ownership interests or security interests in the Receivables and the Residual Receivable Interest and Collections with respect thereto and (ii) new or revised Lock-Box Notices executed by the Lock-Box Banks which reflect such change and enable the Company to continue to exercise its rights contained in Section 2.8.

                                 ARTICLE V

                      ADMINISTRATION AND COLLECTIONS


          SECTION 1 Appointment of Collection Agent. The servicing, administering and collection of the Receivables shall be conducted by such Person (the "Collection Agent") so designated from time to time in accordance with this Section 6.1. Until the Company gives notice to Georgia Gulf Corporation of the designation of a new Collection Agent, Georgia Gulf Corporation is hereby designated as, and hereby agrees to perform the duties and obligations of, the Collection Agent pursuant to the terms hereof. The Company may, upon the occurrence of a Termination
Event (other than a Termination Event solely with respect to Section 7.1(m)) designate as Collection Agent any Person
(including itself) to succeed Georgia Gulf Corporation or any successor Collection Agent, on the condition in each case that any such Person so designated shall agree to perform the duties and obligations of the Collection Agent pursuant to the terms hereof.
The Company may notify any Obligor of the Transferred Interest.

          SECTION 2  Duties of Collection Agent.

               (a) The Collection Agent shall take or cause to be taken all such action as may be necessary or advisable to collect each Receivable from time to time, all in accordance with applicable laws, rules and regulations, with reasonable care and diligence, and in accordance with the Credit and Collection
Policy. Each of the Transferor and the Company hereby appoints as its agent the Collection Agent, from time to time designated pursuant to Section 6.1, to enforce its respective rights and interests in and under the Receivables, the Residual Receivable
Interest, the Collections and the Contracts.  The Collection
Agent shall set aside for the account of the Transferor and the Company their respective allocable shares of the Collections of Receivables in accordance with Sections 2.5 and 2.6. The
Collection Agent shall segregate and deposit to the Company's account the Company's allocable share of Collections of Receivables when required pursuant to Article II hereof. The Transferor shall deliver to the Collection Agent, and the Collection Agent shall hold in trust for the Transferor and the Company in accordance with their respective interests, all Records which evidence or relate to Receivables, the Residual Receivable Interest or Collections. Notwithstanding anything to the contrary contained herein, the Company shall have the absolute and unlimited right to direct the Collection Agent (whether the Collection Agent is the Transferor or any other Person) to commence or settle any legal action to enforce collection of any Receivable or to foreclose upon or repossess any Residual Receivable Interest.

               (b) The Collection Agent shall hold, for the benefit of the Transferor, Collections received minus the Percentage Factor of such Collections. On the last day of each Tranche Period, the Collection Agent shall deduct from such Collections and pay to the Company in reduction of the Aggregate
Net Investment and accrued Discount and any amounts due under
Section 2.9 hereof and unpaid from the Transferor and turn the remainder of such Collections over to the Transferor. In addition, the Collection Agent shall, as soon as practicable following receipt thereof, turn over to the Transferor any collections of any indebtedness of any Obligor which is not a Receivable.
The Collection Agent, if other than the Transferor, shall as soon as practicable upon demand, deliver to the Transferor all Records in its possession which evidence or relate to indebtedness of an Obligor which is not a Receivable or the Residual
Receivable Interest.

               (c) On or before ninety (90) days after the end of each fiscal year of the Collection Agent, beginning with December 31, 1995, the Collection Agent shall cause a firm of nationally recognized independent public accountants (who may also render other services to the Collection Agent or the Transferor) to furnish a report to the Company substantially to the effect that (i) such accountants have performed certain procedures related to certain documents and records relating to the servicing of Receivables under this Agreement, compared on a test basis the information contained in the Monthly Reports delivered pursuant to Section 2.11 during the period covered by such reports with such documents and records and that, on the basis of such procedures, and subject to such limitations and qualifications as may be reasonably set forth in such report, such accountants obtained no knowledge that the servicing had not been conducted substantially in compliance with the terms and conditions as set forth in this Agreement, except for such exceptions as they believe to be immaterial and such other exceptions as shall be set forth in such statement and (ii) such accountants have compared on a test basis the mathematical calculations of the amounts set forth in the Monthly Reports delivered pursuant to Section 2.11 during the period covered by such reports with the Transferor's computer reports which were the source of such amounts and that on the basis of such comparison, such accountants are of the opinion that such amounts are in agreement, except for such exceptions as they believe to be immaterial and such other exceptions as shall be set forth in such statement.

               (d) Notwithstanding anything to the contrary contained in this Article VI, the Collection Agent, if not the Transferor, shall have no obligation to collect, enforce or take any other action described in this Article VI with respect to any Receivable that is not included in the Transferred Interest other than to deliver to the Transferor the Collections and documents with respect to any such Receivable as described in Section 6.2(b).

          SECTION 3  Rights After Designation of New Collection
Agent.  At any time following the designation of a Collection
Agent (other than the Transferor) pursuant to Section 6.1:

                    (i)  The Company may direct that payment of
     all amounts payable under any Receivable be made directly to the Company or its designee.

                    (ii)  The Transferor shall, at the Company's
     request and at the Transferor's expense, give notice of the Company's ownership of Receivables to each Obligor and direct that payments be made directly to the Company or its designee.

                    (iii) The Transferor shall, at the Company's request, (A) assemble all of the Records, and shall make the same available to the Company at a place selected by the Company or its designee, and (B) segregate all cash, checks and other instruments received by it from time to time constituting Collections of Receivables in a manner acceptable to the Company and shall, promptly upon receipt, remit all such cash, checks and instruments, duly endorsed or with duly executed instruments of transfer, to the Company or its designee.

                    (iv)  The Transferor hereby authorizes the
     Company to take any and all steps in the Transferor's name and on behalf of the Transferor necessary or desirable, in the determination of the Company, to collect all amounts due under any and all Receivables, including, without limitation, endorsing the Transferor's name on checks and other instruments representing Collections and enforcing such Receivables and the related Contracts.

          SECTION 4 Responsibilities of the Transferor. Anything herein to the contrary notwithstanding, the Transferor shall (i) perform all of its obligations under the Contracts related to the Receivables to the same extent as if such Receivables had not been sold hereunder and the exercise by the Company of its rights hereunder shall not relieve the Transferor from such obligations and (ii) pay when due any taxes of the Transferor, including without limitation, any sales taxes payable in connection with the Receivables. The Company shall not have any obligation or liability with respect to any Receivable or related Contracts, nor shall it be obligated to perform any of the obligations of the Transferor thereunder.

          SECTION 5 Lock-Box Notices. From and after the occurrence of a Potential Termination Event, the Company is hereby authorized at any time to date, and to deliver to the Lock-Box
Banks, the Lock-Box Notices delivered hereunder; provided that for so long as this Agreement is in full force and effect and a Potential Termination Event has not occurred, the Company hereby covenants and agrees with the Transferor that it will hold any such Lock-Box Notice provided by the Transferor to the Company in safekeeping. The Transferor hereby, when the Company shall deliver the Lock-Box Notices to the Lock-Box Banks, transfers to the Company the exclusive ownership and control of the accounts to which the Obligors of Receivables shall make payments and in which Collections may be concentrated, and shall take any further action that the Company may reasonably request, to effect such transfer. In case any authorized signatory of the Transferor whose signature shall appear on any Lock-Box Notice shall cease to have such authority before the delivery of such Lock-Box
Notice, such signature shall nevertheless be valid and sufficient for all purposes as if such authority had remained in force at the time of such delivery. Notwithstanding the delivery of such Lock-Box Notices, the Collection Agent shall continue to comply with the provisions of this Section 6.5.

                                ARTICLE VI

                            TERMINATION EVENTS

          SECTION 1 Termination Events. The occurrence of any one or more of the following events shall constitute a Termination Event:

               (a) the Transferor or the Collection Agent shall fail to perform or observe any term, covenant, agreement or undertaking hereunder (other than as referred to in clause (c) below) and such failure shall remain unremedied for two (2)
Business Days after written notice thereof has been given to the Transferor or the Collection Agent, as applicable, by the Company; or

               (b) any representation, warranty, certification or statement made by the Transferor in this Agreement or in any other document delivered pursuant hereto or in connection herewith shall prove to have been incorrect in any material respect when made or deemed made and such condition shall continue unremedied for a period of five (5) days; or

               (c) either the Transferor or the Collection Agent shall fail, for a period of two (2) Business Days, to make any payment or deposit to be made by it hereunder when due; or

               (d) (i) failure of the Transferor or any of its Subsidiaries to pay any Indebtedness (other than Indebtedness subject to a good faith dispute) when due; or (ii) any Indebtedness (other than Indebtedness subject to a good faith dispute) shall be declared to be due and payable or required to be prepaid (other than by a regularly scheduled payment) prior to the date of maturity thereof (other than any acceleration arising out of a good faith dispute), and such condition shall continue unremedied for a period of two (2) Business Days; or

               (e) (i) the Transferor or any of its Subsidiaries shall generally not pay its debts as such debts become due or shall admit in writing its inability to pay its debts generally or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by the Transferor or any of its Subsidiaries, or sixty (60) days shall have elapsed since the commencement of any proceeding against the Transferor or any of its Subsidiaries (which proceeding shall not have been dismissed), seeking to adjudicate it as bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee or other similar official for it or any substantial part of its property, or (ii) the Transferor or any of its Subsidiaries shall take any corporate action to authorize any of the actions set forth in clause (i) above in this subsection (e); or

               (f) the institution of any litigation, arbitration proceedings or governmental proceeding involving the Transferor, any of its Subsidiaries or the Receivables which may have a Material Adverse Effect; or

               (g) the entry of any judgment or decree against the Transferor or any of its Subsidiaries if the aggregate amount of all judgments and decrees then outstanding against any of them or their Subsidiaries for which insurance is not available and the collection of which has not been stayed, might result in a Material Adverse Effect; or

               (h) a change in the majority ownership of the voting stock of the Transferor shall have occurred, or the Transferor shall enter into any transaction or merger whereby it is not the surviving entity; or

               (i) the Default Ratio (averaged over the previous three (3) consecutive months) shall exceed 3%, the Delinquency
Ratio (averaged over the previous three (3) consecutive months) shall exceed 3%; or

               (j) the Net Receivables Balance shall be less than the Coverage Amount and such failure shall remain unremedied for five (5) consecutive Business Days thereafter; or

               (k) the aggregate amount of Eligible Receivables of the Transferor shall be less than the product of (i) the sum of the Aggregate Net Investment, the Loss Reserve and the Discount Reserve (as calculated in accordance with clause (B) of the definition thereof) multiplied by (ii) 110%; or

               (l)  an Event of Default (as defined in the Credit
Agreement) under the Credit Agreement shall have occurred; or

               (m) the Company is unable to obtain liquidity loans under the Liquidity Facility in support of Commercial Paper issued or to be issued by the Company in connection with the transactions contemplated by this Agreement.

          SECTION 2  Termination.  If a Termination Event occurs,
(i) the Company may, by notice to the Transferor, declare all outstanding Tranche Periods to be ended and designate the Tranche Rate applicable to the Aggregate Net Investment plus the Discount Reserve, (ii) the Facility Limit shall be reduced on each day thereafter to the aggregate, as of such day, of the Aggregate Net Investment plus the Discount Reserve, (iii) the Company may cease to issue Commercial Paper or obtain liquidity loans for the purpose of reinvestment from the Liquidity Bank under the Liquidity Facility, (iv) if the Transferor is the Collection Agent at the time, the Company may terminate the Transferor as Collection
Agent, and (v) the Company and the Collateral Agent shall have all of the rights and remedies provided to a secured creditor or a transferee under the Relevant UCC and applicable local law.

                                ARTICLE VII

                              INDEMNIFICATION

          SECTION 1 Indemnities by the Transferor. Without limiting any other rights which the Company may have hereunder or under applicable law, the Transferor hereby agrees to indemnify the Company and its respective officers, directors, agents and employees from and against any and all damages, losses, claims, liabilities, costs and expenses, including reasonable attorneys' fees and disbursements (all of the foregoing being collectively referred to as "Indemnified Amounts") awarded against or incurred by the Company arising out of or as a result of this Agreement or the ownership, either directly or indirectly, by the Company of the Transferred Interest excluding, however, (i) Indemnified Amounts to the extent resulting from gross negligence or willful misconduct on the part of the Company or (ii) recourse (except as otherwise specifically provided in this Agreement) for uncollectible Receivables. Without limiting the generality of the foregoing, the Transferor shall indemnify the Company for Indemnified Amounts relating to or resulting from:

               (a) reliance on any representation or warranty made by the Transferor (or any officers of the Transferor) under or in connection with this Agreement or any other information or report delivered by the Transferor pursuant hereto, which shall have been false or incorrect in any material respect when made or deemed made;

               (b) the failure by the Transferor to comply with any applicable law, rule or regulation with respect to any Receivable or the related Contract, or the nonconformity of any Receivable or the related Contract with any such applicable law, rule or regulation;

               (c) the failure to vest and maintain vested in the Company or the Liquidity Bank when applicable, the Transferred Interest in the Receivables free and clear of any Adverse Claim;

               (d) the failure to file, or delay in filing, financing statements or other similar instruments or documents under the UCC or the laws of any applicable jurisdiction or other applicable laws with respect to any Receivable;

               (e) any dispute, claim, offset or defense (other than discharge in bankruptcy of the Obligor) of the Obligor to the payment of any Receivable (including, without limitation, a defense based on such Receivable or the related Contract not being a legal, valid and binding obligation of such Obligor enforceable against it in accordance with its terms), or any other claim resulting from the sale of products or services related to such Receivable or the furnishing or failure to furnish such products or services;

               (f)  any failure of the Transferor, as Collection
Agent or otherwise, to perform its duties or obligations in accordance with the provisions of this Agreement;

               (g) any products liability claim or personal injury or property damage suit or other similar or related claim or action of whatever sort arising out of or in connection with products or services which are the subject of any Receivable; or

               (h)  the transfer of an undivided percentage
ownership interest in any Receivable other than an Eligible
Receivable, if, on the date of such transfer the Net Receivables
Balance was less than the Coverage Amount.

          If the Company enters into agreements for the transfer of interests in receivables from one or more other Persons
("Other Transferors"), the Company shall allocate such Indemnified Amounts which are attributable to the Transferor and to the Other Transferors to the Transferor and each Other
Transferor; provided, however, that if such Indemnified Amounts are attributable to the Transferor and not attributable to any Other Transferor, the Transferor shall be solely liable for such Indemnified Amounts or if such Indemnified Amounts are attributable to Other Transferors and not attributable to the Transferor, such Other Transferors shall be solely liable for such Indemnified Amounts.

          SECTION 2 Tax Indemnification. The Transferor hereby agrees to pay, and to indemnify the Company from and against, any taxes which may at any time be asserted in respect of this transaction or the subject matter hereof or any funding agreement or the subject matter thereof (including, without limitation, any sales, gross receipts, general corporation, personal property, privilege or license taxes, but not including any federal or (except as provided below) other income taxes imposed upon the Company, with respect to its net income or profits arising out of the transactions contemplated hereby), whether arising by reason of the acts to be performed by the Transferor hereunder or imposed against the Transferor or the Company, the property involved or otherwise. If any tax, fee or similar charge measured by net income or profits is imposed or with respect to any payment for the account of the Company provided for in this Agreement by any State or political subdivision thereof (other than income taxes of the Company), the Transferor will upon demand by the Company pay an amount necessary to make the Company whole, taking into account any tax consequences to the Company of the payment of such tax and the receipt of the indemnity provided for by this Section 8.2, including the effect of such tax or refund on the amount of tax measured by net income or profits which is or was payable by the Company in the jurisdiction in which its principal executive office is located, provided, however, that if the Company enters into agreements for the transfer of interests in receivables from Other Transferors, the Company shall allocate among the Transferor and such Other
Transferors any amounts owing under this Section 8.2 which are attributable to the Transferor or to the Other Transferors
("Section 8.2 Costs"); provided, further, that if such Section 8.2
Costs are attributable to the Transferor and not attributable to any Other Transferor, the Transferor shall be solely liable for such Section 8.2 Costs or if such Section 8.2 Costs are attributable to Other Transferors and not attributable to the Transferor, such Other Transferors shall be solely liable for such Section
8.2 Costs; and provided, further, that such Section 8.2 Costs shall include any amounts the Company must pay to the Liquidity
Bank pursuant to the Liquidity Facility on account of any tax described in this Section 8.2 and applicable to the Liquidity
Bank.

          SECTION 3  Additional Costs.

               (a) The Transferor shall pay to the Company from time to time on demand of the Company such amounts as the Company may reasonably determine to be necessary to compensate it for any increase in costs which the Company determines are attributable to its making a Transfer or maintaining any Tranche under this Agreement or its obligation to make any such Transfer or reinvestment hereunder, or any reduction in any amount receivable by the Company hereunder in respect of any such Tranche or such obligation (such increases in costs, payments and reductions in amounts receivable being herein called "Additional Costs") resulting from any Regulatory Change which (i) changes the method or basis of taxation of (A) any amounts payable to the Company under this Agreement in respect of any such Tranche or (B) such amounts when considered together with any amounts to be paid by the Company in respect of its commercial paper notes relating to such Tranche, (ii) imposes or modifies any reserve, special deposit, deposit insurance or assessment, capital or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, the banks that are parties to the Liquidity Facility or (iii) imposes any other condition affecting this Agreement (or any of such extensions of credit or liabilities). The Company will notify the Transferor of any event that will entitle the Company to compensation pursuant to this Section 8.3(a) as promptly as practicable after it obtains knowledge thereof.

               (b) Without limiting the effect of the foregoing provisions of this Section 8.3 (but without duplication), the Transferor shall pay to the Company from time to time on demand of the Company such amounts as the Company may reasonably determine to be necessary to compensate it for any costs which the Company determines are attributable to its making a Transfer or maintaining any Tranche under this Agreement or its obligation to make any transfers or reinvestments hereunder, in respect of any amount of capital maintained by the banks that are parties to the Liquidity Facility pursuant to any law or regulation of any jurisdiction or any interpretation, directive or request (whether or not having the force of law) of any court or governmental or monetary authority, whether in effect on the date of this Agreement or thereafter or in respect of any costs or expenses incurred by the Company under the Liquidity Facility. The
Company will notify the Transferor if the Company is entitled to compensation pursuant to this Section 8.3(b) as promptly as practicable after it obtains knowledge of such event or condition.

               (c) Determinations and allocations by the Company for purposes of this Section 8.3 shall be conclusive, provided that such determinations and allocations are made in good faith and on a reasonable basis, reasonable evidence (including an explanation of the applicable Regulatory Change and an accounting for any amounts demanded) of which shall be provided to the Transferor upon request.

               (d) Anything in this Section 8.3 to the contrary notwithstanding, if the Company enters into agreements for the transfer of interests in receivables from Other Transferors, the Company shall allocate the liability for any amounts under this
Section 8.3 ("Section 8.3 Costs") to the Transferor and each Other Transferor which is attributable to the Transferor which amounts shall be paid by the Transferor or to the Other Transferors; and provided, further, that if such Section 8.3 Costs are attributable to the Transferor and not attributable to any Other Transferor, the Transferor shall be solely liable for such Section 8.3 Costs or if such Section 8.3 Costs are attributable to Other Transferors and not attributable to the Transferor, such Other Transferors shall be solely liable for such Section 8.3 Costs.

          SECTION 4 Other Costs and Expenses. The Transferor shall pay on demand all costs and expenses in connection with the preparation, execution, delivery and administration of this Agreement, any operating agreement, any funding agreement by and between the Company and any financial institution and the other documents to be delivered hereunder, including without limitation, reasonable fees and out-of-pocket expenses of legal counsel for the Company, any operating agent and the financial institution party to such funding agreement (which such counsel may be employees of the Company, such operating agent or such financial institution) with respect thereto and with respect to advising the Company, such operating agent and such financial institution as to its rights and remedies under this Agreement, any operating agreement and any funding agreement, respectively, and all costs and expenses, if any, including reasonable counsel fees and expenses in connection with the enforcement or amendment of this Agreement and the other documents delivered hereunder.
The Transferor shall reimburse the Company for any amounts the Company must pay to any financial institution pursuant to any funding agreement on account of any tax described in Section 8.2 and applicable to such financial institution. The Transferor shall reimburse the Company for any and all commissions of placement agents and commercial paper dealers in respect of Commercial Paper issued to fund any CP Tranche hereunder. The Transferor shall reimburse the Company on demand for all other costs and expenses incurred by the Company, any operating agent or any shareholder of the Company, including reasonable counsel fees and expenses incurred in connection with the enforcement of, or amendment to, this Agreement and any documents related hereto, to the extent such fees, costs and expenses are incurred in respect of such enforcement or amendment by or in respect of the Transferor ("Other Costs") (provided that with respect to legal fees of the Company and the new York Operating Agent incurred in connection with the negotiation and implementation of this Agreement, the Transferor shall be obligated to pay such fees (which fees are estimated to be approximately $30,000 as of the date hereof), together with any out-of-pocket expenses and disbursements incurred by such counsel); provided, however, that if the Company enters into agreements for the transfer of interests in receivables from Other Transferors, the Company shall allocate the liability for such Other Costs to the Transferor and each Other Transferor; and provided, further, that if such Other Costs are attributable to the Transferor and not attributable to any Other Transferor, the Transferor shall be solely liable for such Other Costs or if such Other Costs are attributable to Other Transferors and not attributable to the Transferor, such Other Transferors shall be solely liable for such Other Costs.

          SECTION 5 Reconveyance Under Certain Circumstances. The Transferor agrees to accept the reconveyance from the Company of a particular portion of the Transferred Interest if the Company notifies the Transferor of a breach of any representation or warranty made or deemed made at the time of such Transfer pursuant to Article III of this Agreement with respect to such portion of the Transferred Interest and the Transferor shall fail to cure such breach with respect to such portion within five
(5) days after becoming aware thereof. The reconveyance price shall be paid by the Transferor to the Company in immediately available funds on such day in an amount equal to the Outstanding Balance of the Receivables related to such portion of the Transferred Interest.

                               ARTICLE VIII

                               MISCELLANEOUS

          SECTION 1 Term of Agreement. This Agreement shall terminate following the Termination Date when all Aggregate Unpaids have been paid in full; provided, however, that (i) the rights and remedies of the Company with respect to any representation and warranty made or deemed to be made by Transferor pursuant to this Agreement and (ii) the indemnification and payment provisions of Article VIII, shall be continuing and shall survive any termination of this Agreement, subject to applicable statutes of limitation.

          SECTION 2 Waivers; Amendments. No failure or delay on the part of the Company in exercising any power, right or remedy under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or remedy preclude any other further exercise thereof or the exercise of any other power, right or remedy. The rights and remedies herein provided shall be cumulative and nonexclusive of any rights or remedies provided by law. Any provision of this Agreement may be amended if, but only if, such amendment is in writing and is signed by the Transferor and the Company.

          SECTION 3 Notices. Except as provided below, all communications and notices provided for hereunder shall be in writing (including bank wire, telex, telecopy or electronic facsimile transmission or similar writing) and shall be given to the other party at its address or facsimile set forth below.
Each such notice or other communication shall be effective if given by facsimile, when such facsimile is transmitted to the facsimile number specified in this Section and the appropriate answerback or written confirmation is received, if given by any other means when received at the address specified in this Section. However, anything in this Section to the contrary notwithstanding, the Transferor hereby authorizes the Company to effect Transfers, Tranche Period and Tranche Rate selections based on telephonic notices made by any Person which the Company in good faith believes to be acting on behalf of the Transferor. The Transferor agrees to deliver promptly to the Company a written confirmation of each telephonic notice signed by an authorized officer of Transferor. However, the absence of such confirmation shall not affect the validity of such notice. If the written confirmation differs in any material respect from the action taken by the Company, the records of the Company shall govern absent manifest error.

          If to the Company:

          DYNAMIC FUNDING CORPORATION
          c/o J H Management Corporation
          One International Place
          Boston, Massachusetts 02110
          Attention:  President
          Telephone:  (617) 951-7000
          Telecopy:   (617) 951-7050
          (with a copy to the New York Operating Agent)

          If to the Transferor:

          Georgia Gulf Corporation
          400 Perimeter Center Terrace, Suite 595
          Atlanta, Georgia  30346
          Attention:  Donald P. Burke
          Telephone:  (404) 395-4533
          Telecopy:   (404) 395-4572

          If to the New York Operating Agent:

          THE FUJI BANK AND TRUST COMPANY
          Two World Trade Center
          81st Floor
          New York, New York 10048
          Attention:  Corporate Trust Department
          Telephone:  (212) 898-2509
          Telecopy:   (212) 321-2468

          SECTION 4 Governing Law; Submission to Jurisdiction; Integration. This Agreement shall be governed by and construed in accordance with the laws of the State of New York. The Transferor hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York State Court sitting in New York, New York for purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Transferor hereby irrevocably waives, to the fullest extent it may effectively do so, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum. Nothing in this Section 9.4 shall affect the right of the Company to bring any action or proceeding against the Transferor or its property in the courts of other jurisdictions. This Agreement contains the final and complete integration of all prior expressions by the parties hereto with respect to the subject matter hereof and shall constitute the entire Agreement among the parties hereto with respect to the subject matter hereof superseding all prior oral or written understandings.

          SECTION 5 Severability; Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same Agreement. Any provisions of this Agreement which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          SECTION 6  Assignments.

               (a)  This Agreement shall be binding on the
parties hereto and their respective successors and assigns; provided, however, that the Transferor may not assign any of its rights or delegate any of its duties hereunder without the prior written consent of the Company. No provision on this Agreement shall in any manner restrict the ability of the Company to assign, participate, grant security interests in, or otherwise transfer any portion of the Transferred Interest, to The Fuji Bank, Limited, New York Branch, as collateral agent (in such capacity, the "Collateral Agent") on behalf of the Liquidity Bank and other secured parties.

               (b) The Transferor hereby acknowledges the complete assignment by the Company of all of its rights under this Agreement and all of its interest in, to and under the Transferred Interest to the Collateral Agent.

          SECTION 7 Confidentiality. (a) The Transferor hereby consents to the disclosure of any non-public information with respect to it to (i) either the New York Operating Agent or the Company by the other and (ii) the Liquidity Bank (or any prospective or actual participant in the Liquidity Facility) by the New York Operating Agent or the Company.

          (b) The Transferor shall maintain, and shall cause each of its officers, employees and agents to maintain, the confidentiality of this Agreement, all documents related hereto and all other confidential proprietary information with respect to the Company, the New York Operating Agent and the Liquidity Bank and each of their respective businesses obtained by them in connection with the structuring, negotiation and execution of the transactions contemplated herein, except for information that has become publicly available and has been disclosed to (i) legal counsel, accountants and other professional advisors to the Transferor, (ii) as required by law, regulation or legal process and (iii) in connection with any legal or regulatory proceeding to which the Transferor is subject. Both the Company and the New York Operating Agent hereby consent to the disclosure of information in the manner and to the Persons set forth in clauses
(i) through (iii) above.

          SECTION 8 No Bankruptcy Petition Against the Company. The Transferor hereby covenants and agrees that, prior to the date which is one year and one day after the date upon which all outstanding commercial paper of the Company is paid in full, it will not institute against, or join any other Person in instituting against, the Company any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings or other similar proceeding under the laws of any jurisdiction.

          SECTION 9 Limited Recourse; Waiver of Setoff. (a) Notwithstanding anything to the contrary contained herein, the obligations of the Company under this Agreement are solely the corporate obligations of the Company and shall be payable at such time as funds are received from the Transferor and other transferors or from any party to any agreement with the Company in accordance with the terms thereof in excess of funds necessary to pay matured and maturing Commercial Paper and, to the extent funds are not available to pay such obligations, the claims relating thereto shall continue to accrue. Each party hereto agrees that the payment of any claim (as defined in Section 101 of Title 11 of the Bankruptcy Code) of any such party shall be subordinated to the payment in full of all Commercial Paper. No recourse shall be had for the payment of any amount owing in respect of any obligation of, or claim against, the Company arising out of or based upon this Agreement against any stockholder, employee, officer, director or incorporator of the Company or any Affiliate thereof or against any stockholder, employee, officer, director, incorporator or Affiliate of the New York Operating Agent; provided, however, that the foregoing shall not relieve any such person or entity from any liability they might otherwise have as a result of fraudulent actions or omissions taken by them.

          (b) The Transferor hereby agrees to waive any right of setoff which it may have or to which it may be entitled against the Company and its assets.

          SECTION 10 Characterization of the Transactions Contemplated by this Agreement. The Transferor and the Company agree to treat the transactions contemplated by this Agreement as a financing for tax purposes and further agree to file on a timely basis all federal and other income tax returns consistent with such treatment.

          IN WITNESS WHEREOF, the parties hereto have caused this Receivables Transfer Agreement to be executed and delivered by their duly authorized officers as of the date hereof.

                         GEORGIA GULF CORPORATION,
                           as Transferor and Collection

                           Agent


                           By /S/ RICHARD B. MARCHESE
                           Name: Richard B. Marchese
                           Title: Vice President - Chief
                                   Financial Officer
                                   and Treasurer


                         DYNAMIC FUNDING
                           CORPORATION, as Company


                           By /S/ LANNHI TRAN
                           Name: Lannhi Tran
                           Title:  Vice President



Accepted and agreed as of
the date first above written:

THE FUJI BANK AND TRUST COMPANY,
as New York Operating Agent


By: /S/ TETSUO OZAKI
Name:  Tetsuo Ozaki
Title: Executive Vice President

                                                             Exhibit 10(ii)

                            TERM LOAN AGREEMENT


          TERM LOAN AGREEMENT dated as of June 29, 1995 among GEORGIA GULF CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (together with its successors, the "Company"); each of the lenders that is a signatory hereto (individually a "Lender" and, collectively, the "Lenders"); and THE INDUSTRIAL BANK OF JAPAN, LIMITED, as administrative agent for the Lenders (in such capacity, together with its successors in such capacity, the "Administrative Agent").

          The parties hereto agree as follows:


          Section (1)  Definitions and Accounting Matters.

          1.01 Certain Defined Terms. As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Agreement in the singular to have the same meanings when used in the plural and vice versa):

          "Additional Costs" shall have the meaning assigned to such term in Section 6.01(a).

          "Affiliate" shall mean, as to any Person, any other Person which directly or indirectly controls, or is under common control with, or is controlled by, such Person and, if such Person is an individual, any member of the immediate family (including parents, siblings, spouse, children, stepchildren, nephews, nieces and grandchildren) of such individual and any trust whose principal beneficiary is such individual or one or more members of such immediate family and any Person who is controlled by any such member or trust. As used in this definition, "control" (including, with correlative meanings, "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise); provided that, in any event, any Person which owns directly or indirectly more than 10% of the securities having ordinary voting power for the election of directors or other governing body of a corporation or more than 10% of the securities having ordinary voting power for the election of directors or other governing body of a corporation or more than 10% of the partnership or other ownership interests of any other Person (other than as a limited partner of such other Person) will be deemed to control such corporation or other Person. Notwithstanding the foregoing, no individual shall be deemed to be an Affiliate of a corporation solely by reason of his or her being an officer or director of such corporation, and no Subsidiary of the Company shall be deemed to be an Affiliate of the Company or any other Subsidiary of the Company.

          "Agreement" shall mean this Term Loan Agreement, as amended from time to time in accordance with the terms hereof.

          "Applicable Lending Office" shall mean, for each Lender, the Lending Office of such Lender (or of an affiliate of such Lender) designated below its name on the signature pages hereof or such other office of such Lender (or of an affiliate of such Lender) as such Lender may from time to time specify to the Administrative Agent and the Company as the office at which its Loans are to be made and maintained.

          "Applicable Margin" shall mean, with respect to any Loan and during any Performance Period (or portion thereof), the percentage indicated below opposite the Applicable Pricing Ratio for such Performance Period (or portion thereof):

    Applicable Pricing Ratio               Eurodollar Loans

      Greater than 2.00:1.00                     0.725%

      Greater than 0.75:1 but less
       than or equal to 2.00:1.00
       0.50%

      Less than or equal to
       0.75:1.00                                  0.40%

              "Applicable Pricing Ratio" shall mean, for any Performance Period the ratio of (x) Indebtedness of the Company and its consolidated subsidiaries, determined on a consolidated basis as at the end of the fiscal quarter (the "statement quarter") to which the financial statements received by the Administrative Agent on the first day of such Performance Period (or in the case of the first Performance Period, most recently received prior to the Closing Date) relate, to (y) Cash Flow for the period of four fiscal quarters ending at the end of the statement quarter, as set forth in a certificate of the chief financial officer or corporate controller of the Company delivered to the Administrative Agent on the first day of such Performance Period; provided that the Applicable Pricing Ratio for any portion of any Performance Period that occurs on or after the 45th day following the end of the fiscal quarter of the Company during which such Performance Period commenced shall be deemed to be greater than 2.00:1.00.

              "Bankruptcy Code" shall mean the United States
Bankruptcy Code, as now or hereafter in effect, or any successor statute.

              "Base Rate" shall mean, with respect to any Base Rate Loan for any day, the rate per annum equal to the higher as of such day of (i) the Federal Funds Rate plus 1/2 of 1% or (ii) the Prime Rate.

              "Base Rate Loans" shall mean Loans which bear interest at a rate based upon the Base Rate, which shall occur only by operation of the first proviso to Section 4.02 hereof, Section 6 hereof or the Post-Default Rate.

              "Basic Documents" shall mean this Agreement and the Notes.

              "Business Day" shall mean any day other than a day on which commercial banks are authorized or required to close in New York City and, where such term is used in the definition of
 Interim Maturity Date , Maturity Date and "Quarterly Date" in this Section 1.01 or if such day relates to the giving of notices or quotes in connection with a borrowing of, a payment or prepayment of principal of or interest on, a continuation of or into, or an Interest Period for, a Eurodollar Loan or a notice by the Company with respect to any such borrowing, payment, prepayment, continuation or Interest Period, which is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

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

              "Cash Flow" shall mean, for any period, the sum (without duplication), determined on a consolidated basis for the Company and its Subsidiaries, of (i) net operating income of the Company and its Subsidiaries (calculated before provision for income taxes, interest expense, extraordinary items and income attributable to equity in Affiliates) for such period plus (ii) depreciation, amortization and other non-cash items (to the extent deducted in determining operating income) for such period plus (iii) accrued interest income (to the extent not included in determining operating income) for such period, minus any income attributable solely to the Company s COLI Program.

              "Closing Date" shall mean the date on which the Loans are made hereunder.

              "Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor statute.

               COLI Program shall mean the Corporate Owned Life Insurance Program, entered into between the Company and ITT Hartford Insurance Group on December 29, 1994, pursuant to which the Company offsets certain costs associated with its employee benefits, as more fully described in Schedule III hereto.

              "Commitment" shall mean, as to any Lender, the obligation of such Lender to make one Loan to the Company in an aggregate principal amount up to but not exceeding the amount set forth opposite such Lender's name on the signature pages hereto under the caption "Commitment".

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

              "Dollars" and $" shall mean lawful money of the United States of America.

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

              "Eurodollar Base Rate" shall mean, with respect to any Eurodollar Loan, the rate per annum determined on the basis of the offered rate for deposits in Dollars offered for a period comparable to the Interest Period for such Loan which appears on the display page designated as "LIBO Page" on the Reuter Monitor Money Rates Service (or such other page as may replace LIBO Page on that service) as of 11:00 A.M., London time, two Business Days prior to the first day of such Interest Period; provided that (i) if more than one such offered rate appears on such page, the "Eurodollar Base Rate" will be the arithmetic mean (rounded upward, if necessary, to the next higher 1/100th of 1%) of such offered rates; and (ii) if no such offered rates appear on such page, the "Eurodollar Base Rate" for such Interest Period will be the arithmetic mean (rounded upward, if necessary, to the next higher 1/100th of 1%) of rates quoted by not less than two major banks in New York City, selected by the Administrative Agent, at approximately 10:00 A.M., New York City time, two Business Days prior to the first day of such Interest Period, for deposits in Dollars offered to leading European banks for a period comparable to such Interest Period in an amount comparable to, in the case of Eurodollar Loans, the principal amount of the Eurodollar Loan of IBJ having such Interest Period.

              "Eurodollar Loans" shall mean Loans the interest on which is determined on the basis of rates referred to in the definition of "Eurodollar Base Rate" in this Section 1.01.

              "Eurodollar Rate" shall mean, for any Eurodollar Loan, a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Administrative Agent to be equal to (i) the Eurodollar Base Rate for such Loan for the Interest Period for such Loan divided by (ii) 1 minus the Eurodollar
Reserve Requirement for such Loan for such Interest Period.

              "Eurodollar Reserve Requirement" shall mean, for any Eurodollar Loan for any Interest Period therefor, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by member banks of the Federal Reserve System in New York City with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Eurodollar Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against (i) any category of liabilities which includes deposits by reference to which the Eurodollar Rate is to be determined as provided in the definition of "Eurodollar Base Rate" in this Section 1.01 or (ii) any category of extensions of credit or other assets which include Eurodollar Loans.

              "Event of Default" shall have the meaning assigned to such term in Section 10.01 hereof.

              "Existing Credit Agreement" shall mean the Credit Agreement dated as of March 30, 1995 among the Company, the lenders listed on the signature pages thereof and The Chase Manhattan Bank (National Association), as administrative agent for such lenders, as amended and in effect from time to time.

              "Federal Funds Rate" shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business
Day, the Federal Funds Rate for such day shall be the average rate charged to IBJ on such day on such transactions as determined by the Administrative Agent.

              "GAAP" shall mean generally accepted accounting principles as in effect from time to time consistently applied.

              "Gallman Indebtedness" shall mean all liabilities and obligations of the Company in respect of $17,000,000 in aggregate principal amount of industrial development revenue bonds issued or to be issued by the Mississippi Business Finance Corporation, the proceeds of which are to be used to finance the planned expansion and improvements at the Company's Gallman, Mississippi facility, including, without limitation, reimbursement obligations and obligations in respect of letters of credit issued in connection therewith, which liabilities and obligations of the Company will be secured only by the Company s existing and future real and personal property located at its Gallman, Mississippi facility.

              "Guaranty" by any Person shall mean any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise, other than agreements to purchase goods at an arm's length price in the ordinary course of business) or (ii) entered into for the purpose of assuring in any other manner the holder of such Indebtedness of the payment thereof or to protect such holder against loss in respect thereof (in whole or in part); provided that the term Guaranty shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

              "Hazardous Substances" shall have the meaning set forth in 42 U.S.C. Section 9601(14).

              "IBJ" shall mean The Industrial Bank of Japan, Limited and its successors.

              "Incentive Equity Plan" shall mean the Company's 1990 Incentive Equity Plan, as the same shall be modified and supplemented and in effect from time to time.

              "Indebtedness" shall mean, as to any Person (determined without duplication): (i) indebtedness of such Person for borrowed money (whether by loan or the issuance and sale of debt securities) or for the deferred purchase or acquisition price of property or services, other than accounts payable (other than for borrowed money) incurred in the ordinary course of business, with the exception of non-recourse loans to the Company against the cash surrender value of life insurance policies under the COLI Program, but only so long as and to the extent that the lender of such loans has no recourse of any kind to the Company or its assets other than such life insurance policies; (ii) obligations of such Person in respect of letters of credit or similar instru-

ments issued or accepted by banks and other financial insti-

tutions for the account of such Person; (iii) Capital Lease Obligations of such Person; (iv) obligations of such Person to redeem or otherwise retire shares of capital stock of such Person or, in the case of the Company, any such obligation to redeem or retire shares of capital stock of the Company prior to December 30, 2002 (other than any such obligation the payment of which would constitute a Restricted Payment permitted by Section 9.13);
(v) indebtedness of others of the type described in clause (i),
(ii), (iii) or (iv) above secured by a Lien on the property of such Person, whether or not the respective obligation so secured has been assumed by such Person; (vi) indebtedness of others of the type described in clause (i), (ii), (iii) or (iv) above Guaranteed by such Person and (vii) deferred insurance premiums.

              "Interest Expense" shall mean, for any period, the sum (determined without duplication) of the aggregate amount of interest accruing during such period on Indebtedness of the Company and its Subsidiaries (on a consolidated basis), plus the interest portion of payments under Capital Lease Obligations and any capitalized interest, and minus amortization of debt discount and expense.

              "Interest Period" shall mean, with respect to any Eurodollar Loan, the period commencing on the date such Loan is made or continued or the last day of the next preceding Interest Period with respect to such Loan and ending on the numerically corresponding day in the third calendar month thereafter, except that each such Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month; provided that (i) the first Interest Period commencing on the Closing Date shall end on the corresponding day in the week immediately following the Closing Date, and shall be followed by a second Interest Period commencing on the day such first Interest Period ends and ending on the corresponding day in the week immediately thereafter, (ii) any Interest Period that commences before and otherwise would end after the Interim Maturity Date shall be divided into such successive Interest Periods, the last of which shall end on the Interim Maturity Date, as the Administrative Agent, in its sole discretion (but in consultation with the Company), determines are necessary or desirable for the efficient funding of the Loans and
(iii) the final Interest Period for any Loans under this Agreement shall commence on the last day of the next preceding Interest Period with respect to such Loans and end on the Maturity Date.

Notwithstanding the foregoing: (i) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and (ii) except as expressly provided above, no Interest Period shall have a duration of less than one month and, if the Interest Period for any such Loans would otherwise be a shorter period, such Loans shall not be available hereunder.

               Interim Maturity Date shall mean June 29, 2001, or if such day is not a Business Day, the next succeeding Business Day
(unless such next succeeding Business Day falls in a different calendar month, in which case the Interim Maturity Date shall be the next preceding Business Day).

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

              "Liquid Investments" shall mean (a) time deposits (including certificates of deposit) maturing within 90 days of the acquisition thereof denominated in Dollars and issued by (i) a Lender or (ii) a bank or trust company having combined capital and surplus of at least $500,000,000 and which has (or which is a Subsidiary of a bank holding company which has) publicly traded debt securities rated AA or higher by Standard & Poor's Rating Group or Aa-2 or higher by Moody's Investors Service, Inc.; (b) obligations issued or guaranteed by the United States of America, with maturities not more than one year after the date of issue; and (c) commercial paper with maturities of not more than 90 days and a published rating of not less than A-2 and P-2 (or the equivalent rating).

              "Loans" shall mean, as to any Lender, any loan made by such Lender pursuant to Section 2.01(a) hereof.

              "Majority Lenders" shall mean, at any time while no Loans are outstanding, Lenders having at least 51% of the aggregate amount of the Commitments and, at any time while Loans are outstanding, Lenders holding at least 51% of the outstanding aggregate principal amount of Loans.

               Maturity Date shall mean June 29, 2002, or if such day is not a Business Day, the next succeeding Business Day
(unless such next succeeding Business Day falls in a different calendar month, in which case the Maturity Date shall be the next preceding Business Day).

              "Notes" shall mean the promissory notes of the Company evidencing the Loans, substantially in the form of Exhibit A hereto.

              "Obligations" shall mean, as at any date of determination thereof, the sum (determined without duplication) of the aggregate principal amount of Loans outstanding hereunder.

              "PBGC" shall mean the Pension Benefit Guaranty
Corporation or any entity succeeding to any or all of its functions under ERISA.

              "Performance Period" shall mean each of the periods commencing on a day that a complete set of all financial statements required to be delivered to the Administrative Agent under Section 9.01(b) is received by it and ending on a day immediately preceding the day on which the next subsequent complete set of all the financial statements required to be delivered to the Administrative Agent under Section 9.01(b) is received by it; provided that the first Performance Period shall commence on the Closing Date and be based on the financial statements for March 31, 1995.

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

              "Post-Default Rate" shall mean, in respect of any principal of any Loan or any other amount payable by the Company under this Agreement which is not paid when due (whether at stated maturity, by acceleration or otherwise), a rate per annum during the period commencing on the due date until such amount is paid in full equal to the sum of 2% plus the Base Rate as in effect from time to time.

              "Prime Rate" shall mean the rate of interest from time to time announced by IBJ at the Principal Office as its prime commercial lending rate. Each change in the interest rate provided for herein resulting from a change in the Prime Rate shall take effect at the time of such change in the Prime Rate.

              "Principal Office" shall mean the principal office of IBJ, New York Branch, presently located at 245 Park Avenue, New
York, New York 10167.

              "Quarterly Dates" shall mean the last Business Day of each [March, June, September and December].

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

              1.03 Types of Loans. Loans are divided into "Types". The "Type" of a Loan refers to the determination whether such Loan is a Eurodollar Loan or a Base Rate Loan (it being understood that Base Rate Loans are to be utilized only in the circumstances contemplated by the first proviso to Section 4.02 hereof, Section 6 hereof or at any time when the Post-Default
Rate is in effect).


              Section 9.   Loans.

              2.01 Loans. Each Lender severally agrees that it shall make, subject to the terms of this Agreement, one loan to the Company on any one Business Day on or prior to [July 14, 1995] in the amount of its Commitment. Any portion of the Commitments not borrowed on the date of the borrowing shall automatically terminate.

              2.02 Use of Proceeds. Proceeds of the Loans shall be used by the Company for its general corporate purposes not prohibited by this Agreement, including the repayment of amounts outstanding under the Existing Credit Agreement. None of such proceeds shall be used, directly or indirectly, for the purpose, whether immediate, incidental or ultimate, of buying or carrying any margin stock (within the meaning of Regulation U or X of the Board of Governors of the Federal Reserve System).

              2.03 Termination of Commitments. Whether or not any Loans are made under this Agreement, the Commitments shall terminate on July 14, 1995.

              2.04 Administration Fee. The Company shall pay to the Administrative Agent on each anniversary of the Closing Date, until payment in full of all Loans hereunder and payment in full of all interest thereon and all other amounts payable hereunder, an annual non-refundable administration fee in the amount set forth in the letter agreement (the "Fee Letter") dated as of June 28, 1995 between the Company and the Administrative Agent or as otherwise from time to time agreed between the Company and the Administrative Agent.

              2.05 Lending Offices. The Loans made by each Lender shall be made and maintained at such Lender's Applicable Lending
Office.

              2.06 Several Obligations. The failure of any Lender to make any Loan to be made by it on any date specified therefor shall not relieve any other Lender of its obligation to make its Loan on such date, but neither the Administrative Agent nor any Lender shall be responsible for the failure of any other Lender to make a Loan to be made by such other Lender.

              2.07 Notes. The Loans made by each Lender shall be evidenced by a single Note of the Company in substantially the form of Exhibit A hereto, dated the date of this Agreement, payable to the order of such Lender and otherwise duly completed. Each Lender is hereby authorized by the Company to endorse on the schedule (or a continuation thereof) attached to each Note of such Lender, to the extent applicable, the date, amount, interest rate, and the Interest Periods (if any) for each Loan made by such Lender to the Company hereunder and evidenced by such Note, and the date and amount of each payment or prepayment of principal of such Loan received by such Lender; provided that any failure by such Lender to make any such endorsement shall not affect the obligations of the Company under such Note or hereunder in respect of such Loan.


              Section 10.  Borrowings and Prepayments.

              3.01 Borrowing.  The Company shall give the
Administrative Agent notice of the borrowing of Loans to be made hereunder as provided in Section 5.05 hereof. Not later than 11:00 a.m. New York time on the date specified for the borrowing hereunder, each Lender shall make available the amount of the Loan to be made by it on such date to the Administrative Agent, at the Principal Office, in immediately available funds, for the account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company by depositing the same, in immediately available funds, in an account designated by the Company maintained with the Administrative Agent at the Principal Office.

              3.02 Prepayments. The Company shall have the right to prepay Loans at any time or from time to time; provided that the Company shall give the Administrative Agent notice of each such prepayment as provided in Section 5.05 hereof. Amounts prepaid shall be applied ratably to the remaining installments of principal of the Loans outstanding, and may not be reborrowed.


              Section 11.   Payments of Principal and Interest.

              4.01 Repayment of Loans. The Company shall repay the Loans in two installments as follows: (i) an aggregate principal amount of $25,000,000 shall be repaid on the Interim Maturity
Date, and (ii) all remaining amounts of principal of the Loans shall be repaid on the Maturity Date. All payments of principal shall be paid to the Administrative Agent for the ratable account of each Lender and shall be applied ratably to each of the two installments described above.

              4.02 Interest. The Company shall pay to the Administrative Agent for the account of each Lender interest on the unpaid principal amount of each Loan made by such Lender for the period commencing on the date of such Loan to but excluding the date on which such Loan shall be paid in full, for each Interest Period for such Loan at the Eurodollar Rate for such Interest Period plus the Applicable Margin in effect from time to time; provided that if the Eurodollar Rate is not available for any reason, such interest shall accrue at the Base Rate.

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

              Accrued interest on each Loan shall be payable (i) if such Loan is a Eurodollar Loan, on the last day of the Interest Period for such Loan, (ii) if such Loan is a Base Rate Loan, on each Quarterly Date, and (iii) in any event, upon the payment or prepayment thereof, but only on the principal so paid or prepaid; provided that interest payable at the Post-Default Rate shall be payable from time to time on demand of the Administrative Agent or the Majority Lenders. Promptly after the determination of any interest rate provided for herein or any change therein, the Administrative Agent shall notify the Lenders and the Company thereof.

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


              Section 12.  Payments; Pro Rata Treatment,
Computations; Etc.

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

              5.02 Pro Rata Treatment. Except to the extent otherwise provided herein: (a) the borrowing from the Lenders under Section 2.01 hereof shall be made from the Lenders pro rata according to the Lenders' respective percentages of the Commitments; and (b) each payment by the Company of principal of or interest on Loans (other than payments in respect of Loans of individual Lenders provided for by Section 6 hereof) shall be made to the Administrative Agent for the account of the Lenders pro rata in accordance with the respective unpaid principal amounts of such Loans held by the Lenders.

              5.03 Computations. Interest on Eurodollar Loans and fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable and interest on Base Rate Loans (if the Loans at any time are Base Rate Loans) shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable.

              5.04 Minimum and Maximum Amounts. Each prepayment of principal of Loans shall be in an aggregate principal amount equal to $5,000,000 (or a larger multiple of $1,000,000). The borrowing of Loans shall be in the aggregate amount of the Commitments.

              5.05 Certain Notices. Notices to the Administrative Agent of the borrowing and prepayments of Loans shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 11:00 a.m. New York time on the number of Business Days prior to the date of the relevant borrowing or prepayment specified below:


                                               Number of Business
   Notice                                           Days Prior

Borrowing or prepayment of Base Rate Loans            same day

Borrowing or prepayment of, continuation of,
or duration of Interest Period for, Eurodollar
Loans                                                     3

The notice of borrowing and any notice of prepayment shall specify the amount of the Loans to be borrowed or prepaid (subject to Sections 3.02 and 5.04 hereof), and the date of borrowing or prepayment (which shall be a Business Day). No written notice of continuation of Interest Periods following the initial Interest Period shall be required, but the Company shall automatically be deemed to have requested, on the date three Business Days prior to the end of such preceding Interest Period, a continuation of the Loans for another Interest Period as provided in the definition of such term. The Administrative Agent shall promptly notify the Lenders of the contents of the notice of borrowing and any notice of prepayment.

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

              5.07 Sharing of Payments, Etc. The Company agrees that, in addition to (and without limitation of) any right of set-off, bankers' lien or counterclaim a Lender (or any bank controlled by such Lender) may otherwise have, each Lender (or any bank controlled by such Lender) shall be entitled, at its option, to offset balances held by it for the account of the Company at any of its offices, in Dollars or in any other currency, against any principal of or interest on any of such Lender's Loans to the Company hereunder or other obligation of the Company hereunder, which is not paid when due (regardless of whether such balances are then due to the Company), in which case it shall promptly notify the Company and the Administrative Agent thereof; provided that such Lender's failure to give such notice shall not affect the validity thereof. If a Lender (or any bank controlled by such Lender) shall obtain payment of any principal of or interest on any Loans made by it under this Agreement or other obligation then due to such Lender hereunder, through the exercise of any right of set-off, banker's lien, counterclaim or similar right, or otherwise, such Lender shall promptly purchase from the other Lenders participations in the Loans made or other obligations held, by the other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Loans or other obligations then due to each of them. To such end all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. The Company agrees, to the fullest extent it may effectively do so under applicable law, that any Person purchasing a participation in the Loans made or other obligations held, by another Person, whether or not acquired pursuant to the foregoing arrangements, may exercise all rights of set-off, bankers' lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans or other obligations in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Company.


              Section 13.  Yield Protection and Illegality.

              6.01 Additional Costs.

              (a) The Company shall pay to the Administrative Agent for the account of each Lender from time to time such amounts as such Lender may determine to be necessary to compensate it for any costs incurred by such Lender which such Lender determines are attributable to its making or maintaining of any Eurodollar
Loan hereunder or its obligation to make any of such Loans hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any of such Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), in each case resulting from any Regulatory Change which:

          (i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or its Notes in respect of any of such Loans (other than changes which affect taxes measured by or imposed on the overall net income of such Lender or of its Applicable Lending Office for any of such Loans by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office); or

         (ii) imposes or modifies any reserve, special deposit, insurance assessment or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender (including any of such Loans or any deposits referred to in the definition of
          Eurodollar Base Rate  in Section 1.01 hereof); or

          (iii) imposes any other condition affecting this Agreement (or any of such extensions of credit or liabilities).

Each Lender will notify the Company through the Administrative Agent of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this
Section 6.01(a) as promptly as practicable after it obtains knowledge thereof and determines to request such compensation, and (if so requested by the Company through the Administrative Agent) will designate a different Applicable Lending Office for the relevant Eurodollar Loan of such Lender if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of such Lender, be disadvantageous to such Lender (provided that such Lender shall have no obligation to so designate an Applicable Lending office located in the United States of America). Each Lender will furnish the Company with a statement setting forth the basis and amount of each request by such Lender for compensation under this
Section 6.01(a). If any Lender requests compensation from the Company under this Section 6.01(a), the Company may, by notice to such Lender through the Administrative Agent, suspend the obligation of such Lender to make additional Eurodollar Loans to the Company until the Regulatory Change giving rise to such request ceases to be in effect (in which case the provisions of Section 6.04 hereof shall be applicable). If the Company shall be required to pay Additional Costs to any Lender pursuant to 6.01(a)(i) in respect of taxes deducted from any payment to such Lender, the Company shall furnish to such Lender the original or a certified copy of a receipt evidencing payment of such taxes.

              (b) Without limiting the effect of the foregoing provisions of this Section 6.01, in the event that, by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on any Eurodollar Loan is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes any Eurodollar Loan or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if such Lender so elects by notice to the Company (with a copy to the Administrative Agent), the obligation of such Lender to make Eurodollar Loans hereunder shall be suspended until the date such Regulatory Change ceases to be in effect (in which case the provisions of Section 6.04 hereof shall be applicable).

              (c) Determinations and allocations by any Lender for purposes of this Section 6.01 of the effect of any Regulatory Change on its costs of maintaining its obligations to make Loans or of making or maintaining Loans or on amounts receivable by it in respect of Loans, and of the additional amounts required to compensate such Lender in respect of any Additional Costs, shall be conclusive absent manifest error; provided that such determinations and allocations are made on a reasonable basis.

              6.02 Limitation on Types of Loans. Anything herein to the contrary notwithstanding, if, with respect to any Eurodollar
Loans:

              (a) the Administrative Agent determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of "Eurodollar Base Rate" in Section 1.01 hereof are not being provided for the relevant maturities for purposes of determining the rate of interest for such Loans for Interest Periods therefor as provided in this Agreement; or

              (b)  the Majority Lenders determine (which
         determination shall be conclusive) and notify the Administrative Agent that the relevant rates of interest referred to in the definition of "Eurodollar Base Rate" in
         Section 1.01 hereof upon the basis of which the rates of interest for such Loans are to be determined do not accurately reflect the cost to such Lenders of making or maintaining such Loans for any Interest Period therefor;

then the Administrative Agent shall promptly notify the Company and each Lender thereof, and so long as such condition remains in effect, the Lenders shall be under no obligation to make Eurodollar Loans. Such Loans shall automatically, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, convert into Base Rate Loans.

              6.03 Illegality. Notwithstanding any other provision of this Agreement to the contrary, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to (a) honor its obligation to make Eurodollar Loans hereunder, or (b) maintain Eurodollar Loans hereunder, then such Lender shall promptly notify the Company thereof through the Administrative Agent and such Lender's obligation to make Eurodollar Loans hereunder shall be suspended until such time as such Lender may again make and maintain Eurodollar Loans (in which case the provisions of Section 6.04 hereof shall be applicable).

              6.04 Substitute Base Rate Loans. If the obligation of any Lender to make Eurodollar Loans shall be suspended pursuant to Section 6.01, 6.02 or 6.03 hereof, all Loans made by such Lender shall be made instead as Base Rate Loans (and, if an event referred to in Section 6.01(b) or 6.03 hereof has occurred and such Lender so requests by notice to the Company with a copy to the Administrative Agent, each Loan of such Lender then outstanding shall be automatically converted into a Base Rate
Loan on the date specified by such Lender in such notice) and, to the extent that Eurodollar Loans are so made as (or converted into) Base Rate Loans, all payments of principal which would otherwise be applied to such Eurodollar Loans shall be applied instead to such Base Rate Loans.

              6.05 Compensation. The Company shall pay to the Administrative Agent for the account of each Lender, upon the request of such Lender through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense incurred by it as a result of:

              (a) any payment or prepayment of a Loan made by such Lender, or conversion of a Loan of one Type into a Loan of another Type (by reason of the operation of the first proviso of Section 4.02, Section 6 or the Post-Default Rate) , on a date other than the last day of an Interest Period for such Loan; or

              (b) any failure by the Company to borrow a Loan to be made by such Lender on the date for such borrowing specified in the relevant notice of borrowing under Section 5.05 or
         3.03 hereof or to continue as a Eurodollar Loan any Loan outstanding on the date scheduled for such continuation.

              6.06 Capital Adequacy. If any Lender shall determine that the adoption or implementation of any applicable law, rule, regulation or treaty regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or its Applicable Lending office) with any request or directive regarding capital adequacy (whether or not having the force of law of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Lender or any Person controlling such Lender (a "Parent") as a consequence of its obligations hereunder to a level below that which such Lender (or its Parent) could have achieved but for such adoption, change or compliance (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Lender to be material, then from time to time, within 15 days after demand by such Lender (with a copy to the Administrative Agent), the Company shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction. A statement of any Lender claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive absent manifest error; provided that the determination thereof is made on a reasonable basis. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

              6.07 Substitution of Lender. If (i) the obligation of any Lender to make Eurodollar Loans has been suspended pursuant to Section 6.01(b) or 6.03 or (ii) any Lender has demanded compensation under Section 6.01(a) or 6.06, the Company shall have the right, with the assistance of the Administrative Agent, to seek a mutually satisfactory substitute lender or lenders
(which may be one or-more of the Lenders) to purchase the Loans and assume the Commitment of such Lender.


              Section 14.  Conditions Precedent.

              7.01 Basic Conditions. The obligation of each Lender to make the Loan to be made by it hereunder is subject to the following conditions precedent, each of which shall have been fulfilled to the satisfaction of the Administrative Agent:

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

              (c) Notes. The Administrative Agent shall have received Notes for each Lender, duly completed and executed.

              (d) Fees and Expenses. The Company shall have paid to the Administrative Agent, for its account and for the account of the Lenders, the fees required by Section 2.04 to be paid on the Closing Date and shall have in addition paid to the Administrative Agent all amounts payable under
         Section 12.03 hereof or otherwise on or before the Closing
         Date.

              (e)  Opinion of Counsel to the Company.  The
         Administrative Agent shall have received an opinion of Jones, Day, Reavis & Pogue, special New York, Georgia and Delaware corporate counsel to the Company, substantially in the form of Exhibit B hereto covering such other matters relating to the transactions contemplated hereby as the Majority Lenders may reasonably request.

              (f) Officer's Certificate. The Administrative Agent shall have received a certificate signed by the chief financial officer of the Company to the effect that (i) no Default shall have occurred and be continuing and (ii) each of the representations and warranties made by the Company or any Subsidiary in or pursuant to the Basic Documents are true and correct in all material respects on and as of the Closing Date.

              (g) Counterparts. The Administrative Agent shall have received counterparts of each of this Agreement executed and delivered by or on behalf of each of the parties thereto (or, in the case of any Lender as to which the Administrative Agent shall not have received such a counterpart, the Administrative Agent shall have received evidence satisfactory to it of the execution and delivery by such Lender of a counterpart hereof).

              (h) Other Documents. The Administrative Agent shall have received such other documents relating to the transactions contemplated hereby as the Administrative Agent may reasonably request.

              7.02 Further Conditions. The obligation of each Lender to make any Loan to be made by it hereunder is subject to the additional conditions precedent that, as of the date of such Loan, and before and after giving effect thereto: (a) no Default shall have occurred and be continuing; and (b) the representations and warranties made by the Company in this Agreement shall be true on and as of the date of the making of such Loan, with the same force and effect as if made on and as of such date (except that any representation or warranty which is expressly stated to be made only as of a specific date shall speak only as of such date) . The notice of borrowing by the Company hereunder shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice or request and, unless the Company otherwise notifies the Administrative Agent prior to the date of the borrowing, as of the date of the borrowing).


              Section 15.  Representations and Warranties.  The
Company represents and warrants to the Lenders and the Administrative Agent as follows:

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

              (b)  Without limiting the generality of paragraph (a):

          (i) The audited consolidated and consolidating balance sheet of the Company and its Subsidiaries as of December 31, 1994 and the audited consolidated statements of income, changes in stockholders equity and cash flow for the fiscal year ended December 31, 1994 and the unaudited consolidated and consolidating balance sheet of the Company and its Subsidiaries as of March 31, 1995 and the unaudited consolidated statements of income and cash flow for the three-month period ended March 31, 1995 (collectively, the "Financial Statements"), have been prepared in accordance with generally accepted accounting principles consistently applied. The Financial Statements fairly present the financial position of the Company and its Subsidiaries as of December 31, 1994 and March 31, 1995, respectively, and the results of their operations and their cash flows for the fiscal year ended December 31, 1994 and the three-month period ended March 31, 1995, respectively, in conformity with generally accepted accounting principles (subject, in the case of unaudited financial statements, to normal year-end audit adjustments).

         (ii) The Company and its Subsidiaries did not on the respective dates of the balance sheets referred to in clause
         (i) above, and will not on the Closing Date, have any material contingent liabilities, material liabilities for taxes, unusual and material forward or long-term commitments or material unrealized or anticipated losses from any unfavorable commitments, except as referred to or reflected or provided for in said balance sheets (including the footnotes thereto).

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

              (d) Since March 31, 1995 there has been no material adverse change in the condition (financial or otherwise), assets, nature of assets, liabilities (including, without limitation, tax, ERISA and environmental liabilities) or prospects of the Company or in the ability of the Company to perform its obligations under each Basic Document.

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

              8.05 Corporate Action. The Company has all necessary corporate power and authority to execute, deliver and perform its obligations under this Agreement and the Notes; the execution, delivery and performance by the Company of this Agreement and the Notes have been duly authorized by all necessary corporate action; and this Agreement has been duly and validly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company and, on the Closing Date, each of the Notes will constitute its legal, valid and binding obligation, in each case enforceable in accordance with its terms, except as the enforceability thereof may be limited by bankruptcy, insolvency, reorganization or moratorium or other similar laws relating to the enforcement of creditors, rights generally and by general equitable principles.

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


              Section 16. Covenants. The Company agrees that, so long as any of the Commitments are in effect and until payment in full of all Loans hereunder all interest thereon and all other amounts payable hereunder, unless the Majority Lenders shall agree otherwise as contemplated by Section 12.05 hereof:

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

              9.02 Taxes and Claims. The Company will pay and discharge, and will cause each of its Subsidiaries to pay and discharge, all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any property belonging to it, prior to the date on which penalties attach thereto, and all lawful claims which, if unpaid, might become a Lien upon the property of the Company or such Subsidiary; provided that neither the Company nor such Subsidiary shall be required to pay any such tax, assessment, charge, levy or claim the payment of which is being contested in good faith and by proper proceedings if it maintains reserves with respect thereto in accordance with GAAP.

              9.03 Insurance. The Company will maintain, and will cause each of its Subsidiaries to maintain, such insurance in such amounts and against such risks as is usually carried by companies of established repute engaged in the same or similar business, owning similar properties, and located in the same general areas as the Company and its Subsidiaries. All such insurance shall be written by financially responsible companies of established repute selected by the Company that customarily write insurance for the risks covered thereby in the amounts contemplated thereby.

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

              (v)   sales of accounts receivable from time to time;
                    provided that (x) the aggregate amount that third-party transferees are entitled at any time to recover from collections on such accounts receivable shall not exceed $70,000,000 and (y) the aggregate outstanding balance of accounts receivable sold to third-party transferees shall not at any time exceed 115% of the aggregate amount of the proceeds received by the Company and its Subsidiaries from the sale of such accounts receivable;

              (vi)  Permitted Acquisitions; and

              (vii) other dispositions of assets not permitted by
                    clauses (i) through (vi) above which, together with all assets disposed of pursuant to this clause (vii) from and after the Closing Date have, after giving effect to any such disposition, an aggregate fair market value not exceeding $70,000,000.

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

              9.11 Liens. The Company will not, and will not permit any of its Subsidiaries to, create or suffer to exist any Lien upon any property or assets, now owned or hereafter acquired, securing any Indebtedness or other obligation, except: (i) Liens securing the Gallman Indebtedness in accordance with the definition thereof; (ii) Liens existing on other assets at the date of acquisition thereof or which attach to such assets concurrently with or within 90 days after the acquisition thereof, securing Indebtedness incurred to finance the acquisition thereof; (iii) Liens on the cash surrender value of life insurance policies under the COLI Program and (iv) other
Liens arising in the ordinary course of the business of the Company or such Subsidiary which are not incurred in connection with the borrowing of money or the obtaining of advances or credit and which do not materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business. For the avoidance of doubt, the filing of UCC financing statements in connection with any sale by the Company or any of its Subsidiaries of accounts receivable permitted by Section 9.10 shall not constitute a Lien prohibited by this Section 9.11.

              9.12 Investments. The Company will not, and will not permit any of its Subsidiaries to, make or permit to remain outstanding any advances, loans or other extensions of credit or capital contributions (other than prepaid expenses in the ordinary course of business) to (by means of transfers of property or assets or otherwise), or purchase or own any stocks, bonds, notes, debentures or other securities of, any Person (all such transactions being herein called "Investments"), except: (i) operating deposit accounts; (ii) Liquid Investments; (iii) subject to Section 9.14 hereof, Investments in accounts and chattel paper (as defined in the Uniform Commercial Code), and notes receivable acquired in the ordinary course of business as presently conducted; (iv) Investments existing on the Closing
Date in Wholly-Owned Subsidiaries and in Systronics, Inc. and
Great River Oil & Gas Corporation, (v) Investments in life insurance policies under the COLI Program and (vi) Investments that constitute Permitted Acquisitions.

              9.13 Restricted Payments. The Company will not, and will not permit any of its Subsidiaries to, declare or make any Restricted Payment, except that the Company may (i) purchase shares of Restricted Stock (as defined in the Incentive Equity
Plan) from employees of the Company or its Subsidiaries upon termination of such employees' employment, in accordance with the Incentive Equity Plan in amounts not to exceed $1,000,000 during any fiscal year and $7,000,000 in the aggregate during the term of this Agreement and (ii) make Restricted Payments in addition to the Restricted Payments permitted to be made pursuant to clause (i) above if (a) no Default shall have occurred and be continuing and (b) after giving effect to any such payment, the cumulative amount of all payments made in reliance on this clause
(ii) does not exceed the sum of $50,000,000 plus 50% of Cumulative Net Income on the date of such payment.

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


              Section 17.  Defaults.

              10.01 Events of Default. If one or more of the following events (herein called "Events of Default") shall occur and be continuing:

              (a) default in the payment of (i) any principal of any Loan when due, (ii) any interest on any Loan within one Business Day of the due date thereof or (iii) any other amount payable hereunder within three Business Days after the due date thereof; or

              (b) the Company or any of its Subsidiaries shall default in the payment when due of any principal of or interest on any Indebtedness having an outstanding principal amount of at least $5,000,000 (other than the Loans); or any event or condition shall occur which results in the acceleration of the maturity of any such Indebtedness or enables the holder of any such Indebtedness or any Person acting on such holder's behalf to accelerate the maturity thereof; or

              (c) any representation or warranty made by the Company herein or in any certificate furnished to any Lender or the Administrative Agent pursuant to the provisions hereof, shall prove to have been false or misleading in any material respect as of the time made; or

              (d) (i) the Company shall default in the performance of any of its obligations in Sections 9.08 through 9.16 hereof; or (ii) the Company shall default in the performance of any of its other obligations in any Basic Document, and such default described in this subclause (ii) shall continue unremedied for a period of 30 days after notice thereof to the Company by the Administrative Agent or the Majority Lenders (through the Administrative Agent); or

              (e) the Company or any of its Subsidiaries shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due; or

              (f) the Company or any of its Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property,
         (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, or (vi) take any corporate or partnership action for the purpose of effecting any of the foregoing; or

              (g) a proceeding or case shall be commenced, without the application or consent of the Company or any of its Subsidiaries in any court of competent jurisdiction, seeking
         (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such Person or of all or any substantial part of its assets, or (iii) similar relief in respect of such Person under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 days; or an order for relief against such Person shall be entered in an involuntary case under the Bankruptcy Code; or

              (h) a final judgment or judgments for the payment of money shall be rendered by a court or courts against the Company or any of its Subsidiaries in excess of $4,000,000 in the aggregate, and (i) the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within 30 days from the date of entry thereof, or (ii) the Company or such Subsidiary shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal, or (iii) such judgment or judgments shall not be discharged (or provisions shall not be made for such discharge) within 30 days after a decision has been reached with respect to such appeal and the related stay has been lifted; or

              (i) the Company or any member of the Controlled Group shall fail to pay when due an amount or amounts aggregating in excess of $2,000,000 which it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; or notice of intent to terminate a Plan or Plans having aggregate Unfunded Liabilities in excess of $2,000,000 shall be filed under Title IV of ERISA by the Company or any member of the Controlled Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans against the Company or any member of the Controlled Group to enforce Section 515 or 4219(c)(5) of ERISA; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated; or

              (j) (i) as a result of one or more transactions after the date of this Agreement, any "person" or "group" of persons shall have "beneficial ownership" (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations thereunder) of 30% or more of the outstanding common stock of the Company; or (ii) without limiting the generality of the foregoing, during any period of 12 consecutive months, commencing after the date of this Agreement, individuals who at the beginning of such 12-month period were directors of the Company shall cease for any reason to constitute a majority of the board of directors of the Company; provided that the relationships among the respective shareholders of the Company on the Closing Date shall not be deemed to constitute all or any combination of them as a "group" for purposes of clause (j)(i);

THEREUPON: the Administrative Agent may (and, if directed by the Majority Lenders, shall) (a) declare the Commitments terminated (whereupon the Commitments shall be terminated) and/or (b) declare the principal amount then outstanding of and the accrued interest on the Loans and all other amounts payable hereunder and under the Notes to be forthwith due and payable, whereupon such amounts shall be and become immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company; provided that in the case of the occurrence of an Event of Default with respect to the Company referred to in clause (f) or (g) of this Section 10.01, the Commitments shall be automatically terminated and the principal amount then outstanding of and the accrued interest on the Loans and all other amounts payable hereunder and under the Notes shall be and become automatically and immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.


              Section 18.  The Administrative Agent.

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

              11.03 Defaults. The Administrative Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the non-payment of principal of or interest on Loans) unless the Administrative Agent has received notice from a Lender or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Lenders (and shall give each Lender prompt notice of each such non-payment). The Administrative Agent shall (subject to Section
11.07 hereof) take such action with respect to such Default as shall be directed by the Majority Lenders; provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interests of the Lenders.

              11.04 Rights as a Lender. With respect to its Commitments and the Loans made by it, IBJ in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Administrative Agent and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. The Administrative Agent may (without having to account therefor to any Lender) accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with the Company (and any of its Affiliates) as if it were not acting as the Administrative Agent and the Administrative Agent may accept fees and other consideration from the Company (in addition to the fees heretofore agreed to between the Company and the Administrative Agent) for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

              11.05 Indemnification. The Lenders agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 12.03 or 12.04 hereof, but without limiting the obligations of the Company under said Sections 12.03 and 12.04), ratably in accordance with their respective Commitments (if any Commitments are then in effect) or Loans (if the borrowing has theretofore occurred), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of this Agreement or any other Basic Document or any other documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Company is obligated to pay under Sections 12.03 and 12.04 hereof but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents; provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

              11.06 Non-Reliance on Administrative Agent and other Lenders. Each Lender agrees that it has, independently and without reliance on the Administrative Agent or any other Lender, had based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or any of the other Basic Documents. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any of the other Basic Documents or any other document referred to or provided for herein or therein or to inspect the properties or books of the Company. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Administrative Agent hereunder or the other Basic Documents, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Company (or any of its affiliates) which may come into the possession of the Administrative Agent.

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

              11.10 Administrative Agent's Office. The Administrative Agent acts initially through the New York Branch of The Industrial Bank of Japan, Limited, but may change the office, branch or affiliate through which it performs its activities as Administrative Agent at any time by giving prompt subsequent notice thereof to the Company and the Lenders.


              Section 19.  Miscellaneous.

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

              12.03 Expenses, Etc. The Company agrees to pay or reimburse each of the Lenders and the Administrative Agent for paying: (a) the reasonable fees and expenses of Christy & Viener, special counsel to the Administrative Agent in connection with
(i) the preparation, execution and delivery of this Agreement (including the Exhibits hereto) and the making of the Loans hereunder, (ii) all reasonable costs relating to the syndication
(if any) of the Commitments and/or Loans under this Agreement after the date of the borrowing hereunder, and (iii) any modification, supplement or waiver of any of the terms of this Agreement or any other Basic Document; (b) if an Event of Default occurs, all reasonable costs and expenses of the Lenders and the Administrative Agent (including reasonable counsels' fees) incurred as a result of such Event of Default and collection, enforcement, bankruptcy, insolvency and other proceedings resulting therefrom; (c) all transfer, stamp, documentary or other similar taxes, assessments or charges levied by any governmental or revenue authority in respect of this Agreement or any other Basic Document or any other document referred to herein or therein; and (d) all costs, expenses, taxes, assessments and other charges incurred in connection with any filing, registration, recording or perfection of any security interest contemplated by this Agreement or any document referred to herein or therein.

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

              12.05 Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Notes, nor any consent to any departure by the Company therefrom, shall in any event be effective unless the same shall be agreed or consented to by the Majority Lenders and the Company, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that (a) no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (i) increase any Commitment of any of the Lenders or subject the Lenders to any additional obligations; (ii) reduce the principal of, or interest on, any Loan or fees hereunder; (iii) postpone any date fixed for any payment of principal of, or interest on, any Loan or fee hereunder pursuant to Sections 2.04, 4.01 or 4.02 hereof; (iv) change the percentage of any of the Commitments or of the aggregate unpaid principal amount of any of the Loans, or the number of Lenders, which shall be required for the Lenders or any of them to take any action under this Agreement; or (v) change any provision contained in sections 2.02, 6, 12.03 or 12.04 hereof or this Section 12.05 or Section 12.08 hereof. Notwithstanding anything in this Section 12.05 to the contrary, no amendment, waiver or consent shall be made with respect to
Section 11 without the consent of the Administrative Agent.

              12.06 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns except that the Company may not assign its rights or obligations hereunder or under the Notes without the prior written consent of all of the Lenders. Each Lender may assign any Loan or Loans or all or any part of its Loans or Commitments (i) to any affiliate thereof,
(ii) to any other Lender, or (iii) with the consent of the Company and the Administrative Agent, which consents shall not be unreasonably withheld, to any other bank or financial institution (including a closed-end or other fund) (provided that (a) any assignment pursuant to clause (i) or (ii) above shall not be less than $1,000,000 and (b) any assignment or, if substantially simultaneous, the aggregate amount of any assignments by one or more Lenders pursuant to clause (iii) above to any one bank or financial institution shall not be less than $10,000,000, unless, in each case, such assignment constitutes an assignment of all of such Lender's Commitments and Loans). Upon execution by the assignor and the assignee of an instrument pursuant to which the assignee assumes such rights and obligations, substantially in the form of Exhibit C hereto, payment by such assignee to such assignor of an amount equal to the purchase price agreed between such assignor and such assignee and delivery to the Administrative Agent and the Company of an executed copy of such instrument together with payment by such assignee to the Administrative Agent of a processing fee of $2,500, such assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights and benefits as it would have if it were a Lender hereunder and the assignor shall be, to the extent of such assignment (unless otherwise provided therein) released from its obligations under this Agreement. Each Lender may (without the consent of any other party to this Agreement) sell participations in all or any part of any Loan or Loans made by it to another bank or other entity, in which event the participant shall not have any rights under this Agreement
(except as provided in the next succeeding sentence hereof), or in the case of a Loan, such Lender's Note (the participant's rights against such Lender in respect of such participation to be those set forth in the agreement executed by such Lender in favor of the participant relating thereto, which agreement shall not give the participant the right to consent to any modification, amendment or waiver other than one described in clause (i), (ii) or (iii) of Section 12.05 hereof). The Company agrees that each participant shall be entitled to the benefits of Sections 5.07 and 6 with respect to its participation; provided that no participant shall be entitled to receive any greater amount pursuant to such Sections than the transferor Lender would have been entitled to receive in respect of the amount of the participation transferred by such transferor Lender to such participant had no such transfer occurred. Each Lender may furnish any information concerning the Company and its Subsidiaries in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants) which have agreed in writing to be bound by the provisions of Section 12.07 hereof. The Administrative Agent and the Company may, for all purposes of this Agreement, treat any Lender as the holder of any Note drawn to its order (and owner of the Loans evidenced thereby) until written notice of assignment, participation or other transfer shall have been received by them from such Lender. Any Lender may at any time assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank without the consent of the Company or the Administrative Agent. No such assignment shall release the transferor Lender from its obligations hereunder.

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

              12.08 Survival. The obligations of the Company under Sections 6.01, 6.05, 6.06, 6.07, 12.03 and 12.04 hereof and the obligations of the Lenders under Section 11.05 shall survive the repayment of the Loans and the termination of the Commitments.

              12.09 Captions. Captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

              12.10 Counterparts; Integration; Severability. This Agreement may be executed in any number-of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral and written, relating to the subject matter hereof (except to the extent specific reference is made to any such agreement in Section 2.04 hereof). In case any provision of or obligation under this Agreement or the Notes shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

              12.11 GOVERNING LAW; SUBMISSION TO JURISDICTION WAIVER OF JURY TRIAL. THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NEW YORK. THE COMPANY HEREBY SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK AND OF ANY NEW YORK STATE COURT SITTING IN NEW YORK CITY FOR PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY. THE COMPANY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT AND THE LENDERS HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.



               [Remainder of page intentionally left blank.]

              IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.





                                          COMPANY
                                          GEORGIA GULF CORPORATION


                                          By /S/ RICHARD B. MARCHESE
                                             Richard B. Marchese
                                             Vice President - Finance

Address for Notices:

Georgia Gulf Corporation
400 Perimeter Center Terrace
Suite 595
Atlanta, Georgia 30346
Attention: Chief Financial Officer

With a copy to:

General Counsel
Georgia Gulf Corporation
400 Perimeter Center Terrace
Suite 595
Atlanta, Georgia 30346

Telephone Number:  (404) 395-4533
Telex Number:  8107510027
Telecopy Number:  (404) 390-9673

LENDERS

Commitment:

$ 100,000,000


                               THE INDUSTRIAL BANK OF JAPAN, LIMITED


                               By  /S/JUNRI ODA
                                   Junri Oda
                                   Senior Vice President & Senior Manager

Address for Notices:

The Industrial Bank of Japan, Limited
New York Branch
245 Park Avenue
New York, New York 10167
Attention:  Mikihide Katsumata

Telephone Number:  (212) 309-6452
Telex Number:  420802 (420802 KIGIUI)
Telecopy Number:  (212) 692-2870

Lending Office:

New York Branch
245 Park Avenue
New York, New York 10167

                                      ADMINISTRATIVE AGENT
                                      THE INDUSTRIAL BANK OF JAPAN, LIMITED,
                                           as Administrative Agent


                                      By  /S/ JUNRI ODA
                                          Junri Oda
                                          Senior Vice President & Senior
Manager

Address for Notices:

The Industrial Bank of Japan, Limited
New York Branch
245 Park Avenue
New York, New York 10167
Attention:  Mikihide Katsumata

Telephone Number:  (212) 309-6452
Telex Number:  420802 (420802 KIGIUI)
Telecopy Number:  (212) 692-2870