Form 10-Q
period 1995-09-30
GEORGIA GULF CORP /DE/
filed 1995-10-19
CIK 805264

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


     (Mark One)
            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

Registrant's telephone number, including area code:(770) 395-4500

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


                                              Outstanding as of
               Class                          October 9, 1995
Common Stock, $0.01 par value................  37,736,137 shares

                         GEORGIA GULF CORPORATION

                                 FORM 10-Q

                 QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                   INDEX



                                                       Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of September 30, 1995 and
               December 31, 1994                            1

          Condensed Consolidated Statements of
               Income for the three and nine months
               ended September 30, 1995 and 1994            2

          Condensed Consolidated Statements of
               Cash Flows for the nine months ended
               September 30, 1995 and 1994                  3

          Notes to Condensed Consolidated Financial
               Statements as of September 30, 1995          4-5

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                           6-8

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K             9

SIGNATURES                                                  10

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                             GEORGIA GULF CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share data)



                                             September 30,  December 31,
                                             1995           1994

Assets
Current assets
  Cash and cash equivalents                  $  3,328       $  1,216
  Receivables                                 107,102        157,085
  Inventories                                  70,908         70,667
  Prepaid expenses                              7,954         13,882
  Deferred income taxes                         7,069          7,069
    Total current assets                      196,361        249,919

Property, plant and equipment, at cost        500,363        447,986
    Less accumulated depreciation             213,504        192,378
        Property, plant and equipment, net    286,859        255,608

Other assets                                    2,993          2,920

Total assets                                 $486,213       $508,447



Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                           $ 82,468       $ 73,771
  Interest payable                              1,869          6,424
  Accrued income taxes                          5,452         21,537
  Other accrued liabilities                    30,811         21,519
    Total current liabilities                 120,600        123,251

Long-term debt                                275,700        314,081

Deferred income taxes                          44,590         39,977

Stockholders' equity
    Common stock - $0.01 par value                378            420
    Additional paid-in capital                 54,090        185,984
    Retained earnings                          (9,145)      (155,266)
          Total stockholders'  equity          45,323         31,138

Total liabilities and
  stockholders' equity                       $486,213       $508,447



Common shares outstanding                  37,848,837     42,013,116


     See notes to condensed consolidated financial statements.

                             GEORGIA GULF CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except share data)



                                       Three Months Ended        Nine Months Ended
                                          September 30,            September 30,
                                        1995      1994           1995      1994

Net sales                               $270,877  $249,044       $860,736  $650,138
Operating costs and expenses
  Cost of sales                          182,204   176,200        552,116   486,262
  Selling and administrative              11,471    13,439         35,327    34,798
    Total operating costs and expenses   193,675   189,639        587,443   521,060

Operating income                          77,202    59,405        273,293   129,078

Other income (expense)
  Interest, net                           (4,880)   (9,347)       (20,565)  (28,583)


Income before income taxes                72,322    50,058        252,728   100,495

Provision for income taxes                27,840    18,228         97,296    35,983

Net income                              $ 44,482  $ 31,830       $155,432  $ 64,512


Net income per common share             $   1.15  $   0.75       $   3.90  $   1.52


Weighted average common shares
  and equivalents outstanding          38,606,833  42,512,726   39,843,754  42,400,423



See notes to condensed consolidated financial statements.


                             GEORGIA GULF CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1995           1994
Cash flows from operating activities:
  Net income                                                     $155,432       $64,512
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                23,921        20,778
      Change in assets, liabilities and other                      56,710       (11,661)

Net cash provided by operating activities                         236,063        73,629

Cash flows from financing activities:
  Net change in revolving credit loan                              45,700        49,600
  Proceeds from issuance of long-term debt                        107,000         1,000
  Principal payments on long-term debt                           (191,081)      (83,125)
  Proceeds from issuance of common stock                            1,703         6,180
  Purchase and retirement of common stock                        (135,585)           --
  Dividends on common stock                                        (9,311)           --

Net cash used in financing activities                            (181,574)      (26,345)

Cash flows from investing activities:
  Capital expenditures                                            (52,377)      (46,842)

Net cash used in investing activities                             (52,377)      (46,842)


Net change in cash and cash equivalents                             2,112           442

Cash and cash equivalents at beginning of period                    1,216         3,099

Cash and cash equivalents at end of period                       $  3,328       $ 3,541



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

Operating results for Georgia Gulf Corporation and its subsidiaries (the "Company") for the three- and nine- month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.

NOTE 2:   RECEIVABLES

On May 12, 1995, the Company entered into an agreement, which allows for the sale, without recourse, of fractional interests in a defined pool of trade receivables for up to $50,000,000. This agreement expires May 1996 but may be extended for additional one-year terms by the mutual consent of the Company and the receivables purchaser. At September 30, 1995, $50,000,000 had been sold under this agreement, and the sale is reflected as a reduction of receivables in the accompanying Condensed Consolidated Balance Sheet. The cash proceeds were reported as cash flows from operating activities in the accompanying Condensed Consolidated Statement of Cash Flows. The costs of this program, which were $1,261,000 for the nine-month period ended September 30, 1995, are charged to selling and administrative expense in the accompanying Condensed Consolidated Statement of Income.

NOTE 3:   INVENTORIES

The major classes of inventories are as follows (in thousands):

                                    September 30,   December 31,
                                        1995           1994

     Raw materials and supplies    $    29,401    $    25,019
     Finished goods                     41,507         45,648
                                   $    70,908    $    70,667

NOTE 4:   LONG-TERM DEBT

On April 15, 1995, the Company redeemed, at par, the $191,081,000 15% Senior Subordinated Notes ("Notes"), which would have been due April 2000. The redemption of the Notes was funded with availability under the Company's $350,000,000 revolving credit agreement dated March 1995. The write-off of the remaining unamortized debt issuance costs related to the Notes was not material.

The Company entered into a $100,000,000 unsecured term loan agreement on June 29, 1995, (the "Term Loan"). The terms and conditions of the Term Loan are similar to the Company's revolving credit agreement. Required principal payments under the Term Loan are $25,000,000 to be paid in June 2001 and $75,000,000 to be paid in June 2002. The interest rate on the Term Loan has been fixed at a rate ranging from 6.71 to 7.04 percent using interest rate swap agreements. The costs incurred in connection with the term loan financing were not material.

On September 28, 1995, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to provide for the issuance of $100,000,000 principal amount of its senior unsecured notes due 2005. Net proceeds from the anticipated sale of these notes will be used to reduce indebtedness under the Company's existing revolving credit facility.

As of September 30, 1995, the Company had availability of up to $206,000,000 under the terms of its $350,000,000 revolving credit agreement.

NOTE 5:   STOCKHOLDERS' EQUITY

The Company purchased 4,382,900 shares of common stock for $135,585,000 during the nine months ended September 30, 1995. As of September 30, 1995, the Company is authorized to purchase up to an additional 3,587,100 shares under the current common stock repurchase program announced in May 1995.

NOTE 6:   SUBSEQUENT EVENT

In October 1995, the Company announced that a 250 megawatt co-generation facility will be constructed at the Plaquemine, Louisiana, complex which will supply, under a long-term lease agreement, essentially all electricity and steam requirements for six of the Company's manufacturing plants. Completion of the co-generation facility is scheduled for the third quarter of 1997.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                           RESULTS OF OPERATIONS

Third Quarter of 1995 Compared with the Third Quarter of 1994:

For the third quarter ended September 30, 1995, net income per common share was $1.15 on net income of $44.5 million and net sales of $270.9 million. This compares to net income per common share of $0.75, net income of $31.8 million and net sales of $249.0 million for the third quarter of 1994.

Operating income for the third quarter of 1995 was $77.2 million, an increase of 30 percent from $59.4 million for the same period in 1994. The increase in operating income was a result of strong demand for caustic soda and aromatic chemicals, which pushed the average sales price of products up 6 percent despite a significant decline in methanol prices. Combining the strengths of caustic soda and aromatic chemicals with a 3 percent increase in overall sales volumes, the Company was able to overcome slightly higher raw material costs resulting in improved margins for the third quarter of 1995.

Selling and administrative expenses were $11.5 million for the third quarter of 1995, compared to $13.4 million for the third quarter of 1994. The decrease resulted primarily from lower charges relating to the Company's profit sharing program during the third quarter of 1995, which were partially offset by costs associated with a new revolving trade receivables sales program.

Net interest expense declined $4.5 million when comparing the third quarter of 1995 to the third quarter 1994. This decline was attributable to $71.0 million of debt repayments over the past twelve months and reduced interest rates in connection with the redemption of the 15% Senior Subordinated Notes ("Notes") early in the second quarter of 1995.

The effective income tax rate for the third quarter of 1995 was
38.5 percent, up from 36.4 percent in the third quarter of 1994. The effective income tax rate increased in 1995 primarily as a result of higher taxable income, which minimized the effect of permanent tax differences.

Nine Months Ended September 30, 1995, Compared With Nine Months
Ended September 30, 1994:

For the nine months ended September 30, 1995, net income per common share was $3.90 on net income of $155.4 million and net sales of $860.7 million. This compares to net income per common share of $1.52, net income of $64.5 million and net sales of $650.1 million for the same period in 1994.

Operating income for the nine months ended September 30, 1995, was $273.3 million, an increase of 112 percent from $129.1 million for the same period in 1994. For this period comparison, overall sales volumes improved 3 percent, while the average sales price of the Company's products rose 29 percent. Both of these factors helped to offset rising raw material costs, which occurred during the first half of 1995.

Net interest expense declined $8.0 million when comparing the first nine months of 1995 to the same period in 1994. This decline was attributable to a lower debt balance during 1995 and reduced interest rates in connection with the redemption of the Company's
Notes early in the second quarter of 1995.

The effective income tax rate for the nine months ended September
30, 1995, was 38.5 percent, up from 35.8 percent for the same period in 1994 as a result of higher taxable income, which minimized the effect of permanent tax differences.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1995, $236.1 million of cash was generated by operating activities as compared to $73.6 million for nine months ended September 30, 1994. Cash flow increased due to higher net income in 1995, along with a decrease in working capital. The majority of the decrease in working capital in 1995 was attributable to a $50.0 million sale of trade receivables under the revolving trade receivables sales program.

Debt decreased by $38.4 million during the nine months ended September 30, 1995, to a level of $275.7 million, which consisted of revolving credit loans of $167.7 million, a term loan of $100.0 million and other debt of $8.0 million. On April 15, 1995, the Company used availability under its revolving credit facility to redeem, at par, the entire outstanding $191.1 million principal amount of the Notes, which would have been due April 2000. On June 29, 1995, the Company entered into a $100.0 million seven-year term loan agreement accompanied by interest rate swap agreements, which fix the interest rate on the term loan between 6.71 and 7.04 percent. Terms and conditions of the term loan are similar to the current revolving credit facility.

Capital expenditures for the nine months ended September 30, 1995, were $52.4 million as compared to $46.8 million for the same 1994 period. Previously announced expansions to the Company's cumene, phenol/acetone, vinyl chloride monomer and vinyl compound plants are on schedule for completion in 1996.

The Company repurchased approximately 4.4 million shares of common stock during the first nine months of 1995 at a cost of $135.6 million. The Company is presently authorized to retire an additional 3.6 million shares of common stock under its stock repurchase program.

The Company declared an $0.08 per share dividend for each of the first, second and third quarters of 1995, which totalled $9.3 million.

Management believes that cash provided by operations and the availability of cash under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

OUTLOOK

For the remainder of 1995, early indications point to continued softening in the demand for certain products, which would lead to a modest reduction in earnings. While anticipating lower fourth quarter earnings, management is encouraged by the recent pick-up in certain housing and automotive sectors of the economy, which will hopefully strengthen demand for several key products.

PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K

a)   No exhibits are filed as part of this Form 10-Q Quarterly
     Report.

b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GEORGIA GULF CORPORATION
                                        (Registrant)


Date October 19, 1995              /s/ Jerry R. Satrum
                                   Jerry R. Satrum
                                   President and Chief
                                      Executive Officer
                                   (Principal Executive Officer)




Date October 19, 1995              /s/ Richard B. Marchese
                                   Richard B. Marchese
                                   Vice President - Finance and
                                      Chief Financial Officer
                                   (Principal Financial Officer)