Form 10-K
period 1995-12-31
GEORGIA GULF CORP /DE/
filed 1996-03-29
CIK 805264

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
     (Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1995

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
        OF 1934 (NO FEE REQUIRED) For the transition period from ____ to ____

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

   Title of each class           Name of each exchange on which registered
   Common Stock, $0.01 par value      New York Stock Exchange, Inc.

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

   Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 21, 1996 was $1,360,000,000.

   Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                 Class                Outstanding at March 21, 1996
      Common Stock, $0.01 par value          36,885,872 shares

                    DOCUMENTS INCORPORATED BY REFERENCE
                      (To the Extent Indicated Herein)

1995 Annual Report to Stockholders in Parts II and IV of this Form 10-K. Proxy Statement for the Annual Meeting of Stockholders to be held on
  May 21, 1996 in Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                    PART I

ITEM                                                           PAGE NUMBER

1) Business
        General Description of Business                            1-2
        Electrochemical Products                                   2-3
        Aromatic Chemical Products                                 3-4
        Natural Gas Product                                        4
        Great River Oil & Gas Corporation                          4
        Georgia-Pacific Contract                                   5
        Marketing                                                  5
        Raw Materials                                              5
        Competition                                                5
        Employees                                                  5
        Environmental Regulation                                   6

2) Properties                                                      7

3) Legal Proceedings                                               8

4) Submission of Matters to a Vote of Security Holders             8

                         PART II

5) Market Price of and Dividends on the Registrant's Common
    Equity and Related Stockholder Matters                         8

6) Selected Financial Data                                         8

7) Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           8

8) Financial Statements and Supplementary Data                     8

9) Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure                           8


                             PART III

10)     Directors and Executive Officers of the Registrant         9

11)     Executive Compensation                                     9

12)     Security Ownership of Certain Beneficial Owners
          and Management                                           10

13)     Certain Relationships and Related Transactions             10

                                 PART IV

14)     Exhibits, Financial Statement Schedule and Reports on
          Form 8-K                                                 10-13

                                SIGNATURES

                                    PART I

Item 1. BUSINESS.

General Description of Business

   Georgia Gulf Corporation (the "Company") is a leading manufacturer and marketer of quality chemical and plastic products. The Company's products are manufactured through two highly integrated lines categorized into electrochemicals and aromatic chemicals; and also include a third product line, methanol, a natural gas chemical. The Company's electrochemical products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), vinyl resins and compounds; the Company's aromatic chemical products include cumene, phenol and acetone.

   The Company has operated as an independent corporation since its acquisition on December 31, 1984, of a major portion of the business and assets of the chemical division of Georgia-Pacific Corporation ("Georgia-Pacific"). The Company's operations include production units at five locations, several marketing organizations responsible for the sale of the Company's products, a research and development laboratory and a purchasing organization responsible for the acquisition of all major raw materials. In most product areas, the Company's marketing program is supported by an ongoing technical service effort. At the Company's five manufacturing locations, there are twelve plants, six of which are located at Plaquemine, Louisiana. The Company also leases storage terminals and warehouses from which a portion of its products are distributed to customers.

   The Company's products are generally intermediate chemicals that are sold for further processing and use in a wide variety of applications. Some of the more significant end-use applications include plastic piping, siding and window frames made from vinyl resins; bonding agents for wood products and high quality plastics made from phenol; acrylic sheeting for automotive and architectural products made from acetone; and MBTE, a gasoline additive made from methanol. The following percentages of sales were made in 1995 to the manufacturers in the industries listed: 32% housing and construction, 26% plastics and fibers, 17% solvents and chemicals, 14% consumer products, 6% pulp and paper and 5% miscellaneous.

   In the commodity chemical industry, a company's cost position as well as the balance of supply and demand in particular product lines significantly
affect earnings and cash flow.   Management believes that the Company is
among the lowest cost providers in each of its product lines. In addition, the Company has invested over $440 million in the past five years to maintain, expand and/or improve the efficiency of its operating facilities. Management believes that with its low cost position and integrated product lines, the Company is well positioned to compete in its various markets.

   The Company's major capital projects during 1995 included a rigid vinyl compound expansion of the plant at Gallman, Mississippi; a product quality upgrade and expansion of the cumene plant at Pasadena, Texas; and a modernization and expansion of the VCM plant in Plaquemine, Louisiana. The Company spends approximately ten percent of its capital budget, before capital expansion projects, on environmental and safety programs, which has enabled the Company to continue to meet or exceed various regulatory standards. The remaining expenditures are typically used to expand, modernize and/or improve the efficiency of existing facilities.

   The major planned capital expenditures for 1996 include the completion of expansions to the VCM and rigid vinyl compound plants and the completion of the cumene quality upgrade and expansion project, as well as continuing work on the expansion of the phenol/acetone plant in Plaquemine, Louisiana, scheduled for completion in the second quarter of 1997. Also at the Plaquemine, Louisiana complex, an air separation plant is being constructed to provide, at considerable savings, required oxygen and nitrogen that are currently being purchased. This project is scheduled for completion during the fourth quarter of 1996.

   The Company's long-term strategy is to continue to concentrate its efforts on products and services in the chemical and plastic industries, particular in its core product areas. These efforts include the continuing investment in maintaining and improving the Company's low cost position, as well as selective and prudent capacity additions or expansions that will promote growth in present and closely related product lines.

Electrochemical Products

   Chlorine/Caustic Soda/Sodium Chlorate. The Company's facility at Plaquemine, Louisiana has the annual capacity to produce 452 thousand tons of chlorine and 501 thousand tons of chlorine's co-product, caustic soda, as well as 27 thousand tons of sodium chlorate.

   The major raw materials for these products are salt and electric power. The Company has a long-term lease on a salt dome near the Plaquemine, Louisiana facility with sufficient reserves of salt for the foreseeable future. The lease grants the Company the exclusive use of the salt dome.

   Electric power is the most significant cost component in the production of chlorine, caustic soda and sodium chlorate. The Company's electrical requirements are currently supplied by Louisiana Power and Light Company ("LP&L"), at rates that recognize the lower cost of supplying a very large, high load-factor customer. The agreement with LP&L is terminable by the Company upon six months notice, but is not terminable by LP&L prior to September 1998.

   As a major event in 1995, the Company announced a 250 megawatt co-generation facility will be constructed at the Plaquemine, Louisiana, complex which will supply under a long-term lease agreement, essentially all the electricity and steam requirements for six of the Company's manufacturing plants. Completion of the co-generation facility is scheduled for the third quarter of 1997. Management believes the co-generation facility will significantly reduce electrical costs as well as limit exposure to potential problems arising from rapidly changing regulatory and rate environments.

   Chlorine is used in the production of various chemicals, including those used to make plastics and vinyl resins. Other applications include water purification, waste water disinfection, pulp and paper bleaching, agricultural products, laundry aids and pharmaceuticals. A majority of the Company's chlorine production is consumed by the Company in the production of
VCM, which is then used to produce vinyl resins.   The Company sells the
remaining chlorine principally to the pulp and paper and chemical industries.

   The major uses of caustic soda are in the production of pulp and paper, aluminum, oil, soaps and detergents. Caustic soda also has significant applications in the production of other chemicals and chemical processes where caustic soda is used to control pH levels aiding in waste neutralization. Another use is in the textile industry where it makes fabrics more absorbent and improves the strength of dyes. Caustic soda is also used, to a lesser extent, in food processing and electroplating.

   Sodium chlorate has major applications in the bleaching process for pulp and paper. Sodium chlorate is also an ingredient in blasting agents, explosives and solid rocket fuels.

   Vinyl Chloride Monomer. The Company produces VCM at its Plaquemine, Louisiana complex as the feedstock for the production of vinyl resins. The major raw materials used in VCM production are purchased ethylene and Company-produced chlorine. The VCM plant's annual capacity is presently 1.26 billion pounds, which is being expanded to 1.6 billion pounds with the capability of also producing an additional 400 million pounds of ethylene dichloride ("EDC"), the intermediate of the manufacture of VCM. The expansion is scheduled for completion by the 1996 fourth quarter. A majority of the VCM production in 1995 was used by the Company's vinyl resins operations with the remainder being sold to other vinyl resins producers, particularly in the export market.

   Vinyl Suspension Resins. The Company operates a vinyl suspension resins plant at Plaquemine, Louisiana. The plant is located adjacent to its major raw material supplier, the Company's VCM facility, thereby minimizing transportation and handling costs. The annual production capacity is 1.12 billion pounds, of which approximately one-fourth is used internally to produce rigid vinyl compounds.

   Vinyl suspension resins are one of the most widely used plastics in the world today. After being formulated to desired properties, vinyl resins are heated and shaped into finished products by various extrusion, calendaring and molding processes. Applications are diverse and include pipe, window frames, siding, flooring, shower curtains, packaging, bottles, film, medical tubing and business machine housings. These vinyl resins are also important to the automotive industry for use in seats, trim, floormats and vinyl tops.

   Vinyl Emulsion Resins. The Company's Delaware City, Delaware facility produces special purpose vinyl emulsion resins with an annual capacity of 48 million pounds. Vinyl emulsion resins, once compounded, are generally semi-liquid and are processed with heat. All sales of vinyl emulsion resins are to outside customers. Typical applications include filter gaskets, battery separators, caulking compounds, sealants, surgical gloves, bottle cap liners and squeeze toys.

   Subsequent to December 31, 1995, the Company entered into an agreement to sell its vinyl emulsion business, including the property and buildings at the Delaware City location. The Company will continue to produce rigid vinyl compounds at the Delaware City facility for a period of time. Closing of the sale is contingent upon customary conditions. Assuming the consummation of the sale, neither the proceeds or gain from the sale of the vinyl emulsion business are expected to be material.

   Rigid Vinyl Compounds. The Company's rigid vinyl compounding plants, had an aggregate annual capacity of 290 million pounds for 1995, and are located in Gallman, Mississippi; Delaware City, Delaware; and Tiptonville, Tennessee. During the first half of 1996, the Company will start-up an 80 million pound rigid vinyl compound expansion at the Gallman, Mississippi facility, which has not been included in the stated annual capacity for 1995. A second phase of the expansion, which includes 88 million pounds of additional capacity, will be brought on-line as the market dictates. Rigid vinyl compound production of approximately 80 million pounds at the Delaware City, Delaware facility will be phased out as a result of the sale of that facility and the majority of the rigid vinyl compound production will be transferred to the lower cost Gallman plant.

   Rigid vinyl compounds are formulated to provide specific end-use properties that allow the material to be thermoformed directly into a finished product. All sales of rigid vinyl compounds are to outside customers. The product line can be segregated into three major product areas according to the following fabrication methods:

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

Aromatic Chemical Products

   Cumene. Cumene is produced at the Company's Pasadena, Texas facility located on the Houston ship channel. The Company's cumene plant, the world's largest, has an annual stated capacity of 1.42 billion pounds, which is presently being expanded to 1.5 billion pounds. The expansion, due for completion during the second quarter of 1996, includes a modernization of technology, which will reduce overall manufacturing cost and increase effective annual capacity by 300 million pounds. Cumene is produced from benzene and propylene, which are purchased from various suppliers from the numerous petroleum complexes located in the surrounding area. A large portion of the Company's 1995 cumene output was consumed internally in the production of phenol and its co-product acetone.

   Phenol/Acetone. Phenol and acetone are produced at the Company's Plaquemine, Louisiana facility which has 440 million pounds of annual phenol capacity and 270 million pounds of annual acetone capacity, as well as at the Pasadena, Texas, facility where annual capacity is 160 million pounds of phenol and 100 million pounds of acetone. The Plaquemine, Louisiana phenol/acetone plant is in the process of being expanded, which will add 60 million pounds of phenol and 36 million pounds of acetone, bringing name plate capacity for the plant to 500 and 406 million pounds, respectively.

   Phenol is a major ingredient in phenolic resins, which are used extensively as bonding agents and adhesives for wood products such as plywood and granulated wood panels, as well as in insulation, electrical parts, nylon carpeting, oil additives and pharmaceuticals. Phenol is also a precursor to high performance plastics used in automobiles, household appliances, electronics and protective coating applications.

   The largest uses for acetone are as a key ingredient to methyl methacrylate, which is used to produce acrylic sheeting, and as an ingredient for surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineering plastics and several major industrial solvents. Other uses range from wash solvents for automotive and industrial applications to pharmaceutical and cosmetics.

   As a result of the phenol/acetone manufacturing process, the Company also produces small amounts of a by-product, alpha-methylstyrene ("AMS"), which is primarily used as a polymer modifier and as a chemical intermediate.

Natural Gas Product

   Methanol. Methanol is produced at the Company's facility at Plaquemine, Louisiana which has an annual capacity of 160 million gallons. Natural gas represents the majority of the cost of methanol. The Plaquemine facility is located in the center of Louisiana's oil and gas producing region and has three separate pipeline systems delivering gas to the plant. The natural gas is purchased by the Company under contracts at market prices from both producers and gas pipeline suppliers.

   A key use for methanol is in the production of methyl tertiary-butyl ether, or MTBE, an additive that promotes cleaner burning gasoline by adding oxygen. Methanol is also used as a raw material in the manufacture of formaldehyde, which is an ingredient in bonding agents for building materials such as granulated wood panels and plywood. Other applications for methanol include windshield washer fluid, solvents, and components of acrylic sheeting, coatings, fibers and household adhesives.

Great River Oil & Gas Corporation

   The Company owns Great River Oil & Gas Corporation, a small oil and gas exploration company with activities centered in southern Louisiana. This subsidiary enhances the reliability of a small portion of the natural gas requirements at the Company's Plaquemine, Louisiana complex.

Georgia-Pacific Contract

   The Company has supply contracts, subject to certain limitations, for a substantial percentage of Georgia-Pacific's requirements for certain chemicals at market prices. These supply contracts have various expiration dates (depending on the product) from 1996 through 1999 and may be extended year-to-year upon expiration. The sales to Georgia-Pacific under these supply contracts for the years ended December 31, 1995, 1994 and 1993 amounted to approximately 14%, 15% and 15% of the Company's sales, respectively.

Marketing

   The Company markets its products primarily to industrial customers throughout the United States and also internationally. The Company's products are sold by its sales force, which is organized by product line.
The sales organization, which is located predominantly in the southeastern and midwestern United States, is supported by the Company's technical service staff.

   The Company's marketing program has been aimed at expanding and diversifying its customer base both domestically and internationally. Other than Georgia-Pacific, no single customer represents more than 10% of the Company's net sales. Export sales accounted for approximately 15%, 13% and 14% of the Company's net sales for the years ended December 31, 1995, 1994 and 1993, respectively. The principal international markets served by the Company include Canada, Mexico, Central and South America, Europe and Asia.

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

Employees

   As of December 31, 1995, the Company had 1,143 full-time employees.
The Company has one collective bargaining agreement, which covered 55 employees at the Tiptonville, Tennessee, facility as of December 31, 1995.

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

   Management believes that the Company is in material compliance with all current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause the Company to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and therefore, it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.


Item 2.  PROPERTIES

   The Company's asset base was established from 1971 to the present with construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas, cumene plant; the purchase of the three vinyl resin and/or compound plants and the purchase of the Bound Brook, New Jersey, phenol/acetone facility subsequently relocated to Pasadena, Texas, and modernized in 1990. Subsequent to December 31, 1995, the Company entered into an agreement to sell its vinyl emulsion business including the property and buildings at the Delaware City location as described in Item 1 of this Form 10-K. The Company continues to explore ways to expand both its plant capacities and product lines. The Company believes current and additional planned capacity will adequately meet anticipated demand requirements. The average capacity utilization of the Company's production facilities in 1995 was 94%.

   The following table sets forth the location of each chemical manufacturing facility owned by the Company, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operation, as of December 31, 1995:

Locations                    Products                        Annual Capacity

Delaware City, DE   Vinyl Emulsion Resins, in million pounds         48

Delaware City, DE   Rigid Vinyl Compounds, in million pounds (1)    290
Gallman, MS
Tiptonville, TN

Pasadena, TX        Cumene, in billion pounds (2)                  1.42
                    Phenol, in million pounds                       160
                    Acetone, in million pounds                      100

Plaquemine, LA      Chlorine, in thousand tons                      452
                    Caustic Soda, in thousand tons                  501
                    Sodium Chlorate, in thousand tons                27
                    Vinyl Chloride Monomer, in billion pounds (2)  1.26
                    Vinyl Suspension Resins, in billion pounds     1.12
                    Phenol, in million pounds (2)                   440
                    Acetone, in million pounds (2)                  270
                    Methanol, in million gallons                    160

     (1) Rigid vinyl compounds production capacity will be changing during 1996 as discussed in Item 1 of this Form 10-K.
     (2) Production capacity is being expanded as discussed in Item 1 of this Form 10-K.

     The Company's manufacturing facilities are located near major water and rail transportation terminals facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, the Company has a fleet of 2,430 railcars of which 756 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2010. The total lease expense for the Company's railcars and other transportation equipment was approximately $9,903,000 for 1995.

     The Company leases office space for its principal executive offices in Atlanta, Georgia. The Company also leases office space for information services in Baton Rouge, Louisiana; and for sales and marketing offices in Houston, Texas; Schaumburg, Illinois; and Lawrenceville, New Jersey; as well as numerous storage terminals located throughout the United States.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                  PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the captions "Corporate Information --Common Stock Data" and Notes 5, 6, 7 and 13 of the "Notes to Consolidated Financial Statements" of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 6.  SELECTED FINANCIAL DATA.

     The information set forth under the caption "Ten-Year Selected Financial Data" of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis" of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information set forth on pages 19 through 33 of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

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


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held
May 21, 1996, is hereby incorporated by reference in response to this item.

     The following is certain information regarding the executive officers of the Company who are not Directors:

           Richard B. Marchese, 54, has served as Vice President --Finance, Chief Financial Officer and Treasurer of the Company since
           May 1989, and prior thereto served as Corporate Controller from its inception.

           Thomas G. Swanson, 54, has served as Vice President -- Supply and Corporate Development since August 1993. Mr. Swanson served as Vice President -- Commodity Chemicals Group from December 1989 to August 1993; as General Manager -- Commodity Chemicals Group from November 1988 until December 1989; and prior thereto as Director of Corporate Development for the Company from July 1987. Prior thereto, Mr. Swanson was Manager -- Supply and Distribution for the Company since its inception.

           Mark J. Seal, 44, has served as Vice President -- Polymer Group since August 1993. Mr. Seal served as Business and Manufacturing Director -- Vinyl Resins from May 1992 until August 1993 and as Business Manager PVC Resins and Compounds from May 1989 until
           May 1992. Prior thereto, Mr. Seal served as Business Manager -- Electrochemicals from January 1987 until May 1989 and as Midwest Regional Sales Manager for the Company from its inception until January 1987.

           Gary L. Elliott, 51, has served as Vice President -- Marketing and Sales Commodity Chemicals Group since August 1993. Mr. Elliott served as Business Manager -- Electrochemicals and Midwest Regional Sales Manager from June 1989 until August 1993. Prior thereto, Mr. Elliott served as Northeast Regional Sales Manager from May 1987 until June 1989; as VCM Product Manager from November 1985 to May 1987; and as a Sales Representative for the Company from its inception until November 1985.

           Edward A. Schmitt, 49, has served as Vice President -- Operations Commodity Chemicals Group since August 1993. Mr. Schmitt served as General Manager -- Chemical Operations from March 1992 until August 1993; as General Manager -- Plaquemine Division from May 1989 until March 1992; and as Plant Manager - Plaquemine Division from February 1988 until May 1989. Prior thereto, Mr. Schmitt served as Manufacturing Manager from October 1985 until February 1988 and as VCM Production Manager for the Company from its inception until October 1985.

           Joel I. Beerman, 46, has served as Vice President, General Counsel and Secretary since February 1994 and as General Counsel since February 1992. Prior thereto, Mr. Beerman served as Associate General Counsel for the Company since its inception.

     Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

Item 11.   EXECUTIVE COMPENSATION.

     The information set forth under the captions "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996, is hereby incorporated by reference in response to this item.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the captions "Principal Stockholders" and "Security Ownership of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996, is hereby incorporated by reference in response to this item.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has not had any transactions required to be reported under this item for the calendar year 1995, or for the period from January 1, 1996 to the date of this report.

                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this 1995 Annual Report for Georgia Gulf Corporation:

        (1) The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants listed below are incorporated herein by reference from pages 19 through 33 of the Company's 1995 Annual Report to Stockholders:

             Consolidated Balance Sheets as of December 31, 1995 and 1994

             Consolidated Statements of Income for the years ended
              December 31, 1995, 1994 and 1993

             Consolidated Statements of Cash Flows for the years ended
              December 31, 1995, 1994 and 1993

             Consolidated Statements of Changes in Stockholders' Equity
              (Deficit) for the years ended December 31, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

             Report of Management

             Report of Independent Public Accountants.

        (2)  Financial Statement Schedules:

             Report of Independent Public Accountants on Financial Statement
              Schedule

             The following financial statement schedule is for the years ended
              December 31, 1995, 1994 and 1993:

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

The following exhibits are filed as part of this Form 10-K Annual Report:

      EXHIBIT
          NO.                     DESCRIPTION

      The following exhibits relate to the Company's operating lease agreement for its co-generation project:

          10(a) Trust Agreement dated February 6, 1996, between NationsBanc Leasing Corporation of North Carolina and First Security Bank of Utah, N.A.

          10(b) Leasehold Mortgage, Assignment of Leases, Security Agreement and Financing Statement dated February 16, 1996, between the Company, First Security Bank of Utah, N.A., and Val T. Orton.

          10(c) Participation Agreement dated February 6, 1996, between the Company, First Security Bank of Utah, N.A., NationsBanc Leasing Corporation of North Carolina, NationsBank, N.A. (South), ABN AMRO Bank N.V., Bank of Montreal, Bank of New York, Bank of Nova Scotia, Bank of Tokyo Trust Company, Chase Manhattan Bank, The Dai-Ichi Kangyo Bank, Limited, Atlanta Agency, The Fuji Bank, Ltd., The Industrial Bank of Japan, Limited, the Sakura Bank Limited, Atlanta Agency, Rabobank Nederland, New York Branch, The Tokai Bank, Limited, Atlanta Agency, Wachovia Bank of Georgia, N.A., and Val T. Orton.

          10(d) Lease Agreement (Tax Retention Operating Lease) dated February 6, 1996, between the Company and First Security Bank of
                  Utah, N.A.

          10(e) Credit Agreement dated February 6, 1996, between First Security Bank of Utah, N.A. and NationsBank, N.A. (South).

          10(f) Security Agreement dated February 6, 1996, between First Security Bank of Utah, N.A., Val T. Orton, NationsBank, N.A. (South), and NationsBanc Leasing Corporation of North Carolina.

          10(g) Ground Lease Agreement dated February 16, 1996, between the Company and First Security Bank of Utah, N.A.

     13      1995 Annual Report to Stockholders

     23      Consent of Independent Public Accountants

The following exhibit is incorporated herein by reference to the Company's Form S-8 (File No. 33-64749) filed December 5, 1995:

      EXHIBIT
          NO.            DESCRIPTION

     10      Georgia Gulf Corporation Employee Stock Purchase Plan


The following exhibit is incorporated herein by reference to the Company's Form S-3 (File No. 33-63051) filed September 28, 1995:

      EXHIBIT
         NO.                          DESCRIPTION

         4       Indenture, dated as of November 15, 1995, between the Company and LaSalle National Bank, as trustee (including form of Notes).

The following exhibits are incorporated by reference to the Company's 1995 Form 10-Q Quarterly Report for the period ending June 30, 1995, filed August 2, 1995.

      EXHIBIT
         NO.                          DESCRIPTION

     10(i)   Receivables Transfer Agreement dated May 12, 1995, between the
              Company, as Transferor, and Dynamic Funding Corporation.

     10(ii)  Term Loan Agreement dated June 29, 1995, between the Company and
              The Industrial Bank of Japan, Limited as Administrative Agent.

The following exhibit is incorporated by reference to the Company's 1995 Form 10-Q Quarterly Report for the period ending March 31, 1995, filed May 15, 1995.

      EXHIBIT
         NO.                           DESCRIPTION

     10      Credit Agreement, dated March 30, 1995, between the Company and The
              Chase Manhattan Bank (National Association) as Administrative
              Agent.

The following exhibits are incorporated herein by reference to the Company's 1991 Form 10-K Annual Report filed March 30, 1992.

      EXHIBIT
         NO.                           DESCRIPTION

     3(a)    Certificate of Amendment of Certificate of Incorporation
     3(b)    Amended and Restated By-Laws
     *10     Georgia Gulf Corporation 1990 Incentive Equity Plan
     22      Subsidiaries of the Registrant

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

     (b)   Reports on Form 8-K

        No report on Form 8-K was filed with the Securities and Exchange Commission during the last quarter of 1995.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         GEORGIA GULF CORPORATION
                                               (Registrant)


Date:  March 28, 1996                    By:   /s/ Jerry R. Satrum
                                         Jerry R. Satrum, President and
                                         Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE               TITLE                                DATE

/s/ Jerry R. Satrum
Jerry R. Satrum              President, Chief Executive      March 28, 1996
                             Officer and Director
                             (Principal Executive Officer)

/s/ Richard B. Marchese
Richard B. Marchese          Vice President - Finance,       March 28, 1996
                             Chief Financial Officer and
                             Treasurer (Principal
                             Financial and Accounting Officer)

/s/ James R. Kuse
James R. Kuse                Chairman of the Board and       March 28, 1996
                             Director
/s/ John D. Bryan
John D. Bryan                Director                        March 28, 1996

/s/ Dennis M. Chorba
Dennis M. Chorba             Director                        March 28, 1996

/s/ Alfred C. Eckert III
Alfred C. Eckert III         Director                        March 28, 1996

/s/ Robert E. Flowerree
Robert E. Flowerree          Director                        March 28, 1996

/s/ Holcombe T. Green, Jr.
Holcombe T. Green, Jr.       Director                        March 28, 1996

/s/ Edward S. Smith
Edward S. Smith              Director                        March 28, 1996

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE




To Georgia Gulf Corporation:



     We have audited in accordance with generally accepted auditing standards, the financial statements included in Georgia Gulf Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 1996

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


1993
Allowance for
 doubtful accounts  $3,200             $1,900        $    ---      $(1,900) (1)  $3,200


1994
Allowance for
 doubtful accounts  $3,200             $1,800        $    ---      $(2,600) (1)  $2,400


1995
Allowance for
 doubtful accounts  $2,400             $  1,000      $    ---      $(1,000) (1)  $2,400

NOTES:


(1)  Accounts receivable balances written off during the period.

                             INDEX TO EXHIBITS


EXHIBIT
  NO.        DESCRIPTION                                             PAGE (1)


   10(a)     Trust Agreement dated February 6, 1996, between
             NationsBanc Leasing Corporation of North Carolina
             and First Security Bank of Utah, N.A. . . . . . .         ___

   10(b)     Leasehold Mortgage, Assignment of Leases, Security
             Agreement and Financing Statement dated
             February 16, 1996, between the Company, First Security
             Bank of Utah, N.A., and Val T. Orton. . . . . . .         ___

   10(c)     Participation Agreement dated February 6, 1996,
             between the Company, First Security Bank of Utah, N.A., NationsBanc Leasing Corporation of North Carolina,
             NationsBank, N.A. (South), ABN AMRO Bank N.V., Bank
             of Montreal, Bank of New York, Bank of Nova Scotia,
             Bank of Tokyo Trust Company, Chase Manhattan Bank,
             The Dai-Ichi Kangyo Bank, Limited, Atlanta Agency,
             The Fuji Bank, Ltd., The Industrial Bank of Japan,
             Limited, the Sakura Bank Limited, Atlanta Agency,
             Rabobank Nederland, New York Branch, The Tokai Bank,
             Limited, Atlanta Agency, Wachovia Bank of Georgia,
             N.A., and Val T. Orton. . . . . . . . . . . . . .         ___

   10(d)     Lease Agreement (Tax Retention Operating Lease)
             dated February 6, 1996, between the Company and
             First Security Bank of Utah, N.A. . . . . . . . .         ___

   10(e)     Credit Agreement dated February 6, 1996, between
             First Security Bank of Utah, N.A. and NationsBank,
             N.A. (South). . . . . . . . . . . . . . . . . . .         ___

   10(f)     Security Agreement dated February 6, 1996, between
             First Security Bank of Utah, N.A., Val T. Orton,
             NationsBank, N.A. (South), and NationsBanc
             Leasing Corporation of North Carolina. . . . . .          ___

   10(g)     Ground Lease Agreement dated February 16, 1996,
             between the Company and First Security Bank of
             Utah, N.A. . . . . . . . . . . . . . . . . . . .          ___

   13        1995 Annual Report to Stockholders . . . . . . .          ___

   23        Consent of Independent Public Accountants . . . .         ___




(1)  Page numbers appear on the manually signed Form 10-K's only.




                                                           EXHIBIT 10(a)













                              TRUST AGREEMENT


                       dated as of February 6, 1996


                                   among

            NATIONSBANC LEASING CORPORATION OF NORTH CAROLINA,
                              as the Holder,

                                    and

                    FIRST SECURITY BANK OF UTAH, N.A.,
                             as Owner Trustee








                             GGC TRUST 1996-1

                             TABLE OF CONTENTS


                                                                       Page

ARTICLE I         DEFINITIONS
   SECTION 1.1    Definitions. . . . . . . . . . . . . . . . . . . . . . 1
   SECTION 1.2    Interpretation.. . . . . . . . . . . . . . . . . . . . 1

ARTICLE II        AUTHORITY TO EXECUTE AND PERFORM VARIOUS DOCUMENTS;
                   DECLARATION OF TRUST BY TRUST COMPANY
   SECTION 2.1    Authority To Execute and Perform Various Documents.. . 2
   SECTION 2.2    Declaration of Trust by Trust Company. . . . . . . . . 2

ARTICLE III       CONTRIBUTIONS AND PAYMENTS
   SECTION 3.1    Procedure for Holder Fundings; Certificates. . . . . . 3
   SECTION 3.2    Certificate Yield. . . . . . . . . . . . . . . . . . . 4
   SECTION 3.3    Scheduled Return of Holder Fundings. . . . . . . . . . 4
   SECTION 3.4    Early Return of Holder Fundings. . . . . . . . . . . . 4
   SECTION 3.5    Payments from Trust Estate Only. . . . . . . . . . . . 5
   SECTION 3.6    Method of Payment. . . . . . . . . . . . . . . . . . . 5
   SECTION 3.7    Computation of Yield . . . . . . . . . . . . . . . . . 5
   SECTION 3.8    Conversion and Continuation Options. . . . . . . . . . 6
   SECTION 3.9    Increased Costs, Illegality, etc . . . . . . . . . . . 6
   SECTION 3.10   Contribution Indemnity . . . . . . . . . . . . . . . . 8
   SECTION 3.11   Notice of Amounts Payable. . . . . . . . . . . . . . . 8

ARTICLE IV        COLLECTIONS AND DISTRIBUTIONS
   SECTION 4.1    Collections and Remittances by the Owner Trustee . . . 9
   SECTION 4.2    Priority of Distributions. . . . . . . . . . . . . .  10
   SECTION 4.3    Holder Excepted Payments . . . . . . . . . . . . . .  10
   SECTION 4.4    Distributions after Default. . . . . . . . . . . . .  10

ARTICLE V         DUTIES OF THE OWNER TRUSTEE
   SECTION 5.1    Notice of Certain Events . . . . . . . . . . . . . .  10
   SECTION 5.2    Action Upon Instructions . . . . . . . . . . . . . .  11
   SECTION 5.3    Indemnification. . . . . . . . . . . . . . . . . . .  11
   SECTION 5.4    No Duties Except as Specified In Trust Agreement or
                  Instructions . . . . . . . . . . . . . . . . . . . .  11
   SECTION 5.5    No Action Except Under Specified Documents or
                  Instructions . . . . . . . . . . . . . . . . . . . .  12
   SECTION 5.6    Absence of Duties. . . . . . . . . . . . . . . . . .  12

ARTICLE VI        THE OWNER TRUSTEE
   SECTION 6.1    Acceptance of Trust and Duties . . . . . . . . . . .  12
   SECTION 6.2    Furnishing of Documents. . . . . . . . . . . . . . .  13
   SECTION 6.3    No Representations or Warranties as to the Facility
                  or Operative Agreements. . . . . . . . . . . . . . .  13
   SECTION 6.4    No Segregation of Moneys; No Interest. . . . . . . .  13
   SECTION 6.5    Reliance; Advice of Counsel. . . . . . . . . . . . .  13
   SECTION 6.6    Liability With Respect to Documents. . . . . . . . .  14
   SECTION 6.7    Not Acting In Individual Capacity. . . . . . . . . .  14
   SECTION 6.8    Books and Records; Tax Returns . . . . . . . . . . .  14
   SECTION 6.9    Substitute Owner Trustee; Owner Trustee Advisor. . .  15

ARTICLE VII       INDEMNIFICATION OF THE OWNER TRUSTEE
   SECTION 7.1    Indemnification Generally. . . . . . . . . . . . . .  15
   SECTION 7.2    Compensation and Expenses. . . . . . . . . . . . . .  16

ARTICLE VIII      TERMINATION OF TRUST AGREEMENT
   SECTION 8.1    Termination of Trust Agreement . . . . . . . . . . .  16
   SECTION 8.2    Termination at Option of the Holder. . . . . . . . .  16
   SECTION 8.3    Termination at Option of the Owner Trustee . . . . .  16
   SECTION 8.4    Actions by the Owner Trustee Upon Termination. . . .  17

ARTICLE IX        SUCCESSOR OWNER TRUSTEES, CO-OWNER TRUSTEES AND SEPARATE
                   OWNER TRUSTEES
   SECTION 9.1    Resignation of the Owner Trustee; Appointment of
                   Successor . . . . . . . . . . . . . . . . . . . . .  17
   SECTION 9.2    Co-Trustees and Separate Trustees. . . . . . . . . .  18
   SECTION 9.3    Notice . . . . . . . . . . . . . . . . . . . . . . .  21

ARTICLE X         SUPPLEMENTS AND AMENDMENTS
   SECTION 10.1   Supplements and Amendments . . . . . . . . . . . . .  21
   SECTION 10.2   Limitation on Amendments . . . . . . . . . . . . . .  21

ARTICLE XI        MISCELLANEOUS
   SECTION 11.1   No Legal Title to Trust Estate in the Holder . . . .  21
   SECTION 11.2   Sale of the Facility by the Owner Trustee is Binding  21
   SECTION 11.3   Limitations on Rights of Others. . . . . . . . . . .  22
   SECTION 11.4   Notices. . . . . . . . . . . . . . . . . . . . . . .  22
   SECTION 11.5   Severability . . . . . . . . . . . . . . . . . . . .  22
   SECTION 11.6   Limitation on the Holder's Liability . . . . . . . .  22
   SECTION 11.7   Separate Counterparts; Dating. . . . . . . . . . . .  22
   SECTION 11.8   Successors and Assigns . . . . . . . . . . . . . . .  22
   SECTION 11.9   Headings . . . . . . . . . . . . . . . . . . . . . .  23
   SECTION 11.10  Governing Law. . . . . . . . . . . . . . . . . . . .  23
   SECTION 11.11  Performance by the Holder. . . . . . . . . . . . . .  23
   SECTION 11.12  Conflict with Operative Agreements . . . . . . . . .  23
   SECTION 11.13  No Implied Waiver. . . . . . . . . . . . . . . . . .  23

                              TRUST AGREEMENT


        THIS TRUST AGREEMENT, dated as of February 6, 1996, is between NATIONSBANC LEASING CORPORATION OF NORTH CAROLINA, a North Carolina corporation (the "Holder"), and FIRST SECURITY BANK OF UTAH, N.A., in its individual capacity ("Trust Company"), and in its capacity as owner trustee hereunder, together with its successors and assigns (the "Owner Trustee").

        WHEREAS, in order to provide a portion of the funds for carrying out the other transactions contemplated by the Operative Agreements, the Holder will fund Holder Fundings pursuant to this Trust Agreement and the Participation Agreement (as defined below);

        WHEREAS, the Holder desires to form the Trust created hereby for the purpose of developing, acquiring, installing, constructing and testing the Facility and all components thereof and for carrying out certain transactions contemplated by the Operative Agreements; and

        WHEREAS, Trust Company is willing to act as trustee hereunder and to accept the trust created hereby (the "Trust").

        NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


                                 ARTICLE I

                                DEFINITIONS

        SECTION 1.1 Definitions. For purposes of this Trust Agreement (including the "WHEREAS" clauses set forth above), capitalized terms used in this Trust Agreement and not otherwise defined herein shall have the meanings assigned to them in Appendix A to that certain Participation Agreement, dated as of February 6, 1996 (the "Participation Agreement"), among Georgia Gulf Corporation, the Owner Trustee, the Holder, the various banks and other lending institutions which are Lenders thereunder from time to time (individually, a "Lender" and collectively, the "Lenders") and NationsBank, N.A. (South), as Administrative Agent for the Lenders. Unless otherwise indicated, references in this Trust Agreement to articles, sections, paragraphs, clauses, appendices, schedules and exhibits are to the same contained in this Trust Agreement.

        SECTION 1.2 Interpretation. The rules of usage set forth in Appendix A to the Participation Agreement shall apply to this Trust Agreement.


                                ARTICLE II

            AUTHORITY TO EXECUTE AND PERFORM VARIOUS DOCUMENTS;
                   DECLARATION OF TRUST BY TRUST COMPANY

        SECTION 2.1 Authority To Execute and Perform Various Documents. The Holder hereby authorizes and directs the Owner Trustee (i) to execute and deliver, as trustee for and on behalf of the Holder, each Operative Agreement to which the Owner Trustee is a party and any other agreements, instruments, certificates or documents related to the transactions contemplated hereby to which the Owner Trustee is a party, (ii) to take whatever action shall be required to be taken by the Owner Trustee by the terms of, and exercise its rights and perform its duties under, each of the documents, agreements, instruments and certificates referred to in clause (i) above as set forth in such documents, agreements and certificates, and (iii) subject to the terms of this Trust Agreement, to take such other action in connection with the foregoing as the Holder may from time to time direct.

        SECTION 2.2    Declaration of Trust by Trust Company.

             (a) Trust Company hereby declares that it will hold all estate, right, title and interest of the Owner Trustee in and to the Facility, each Holder Funding, the Operative Agreements and any other property contributed by the Holder, including, without limitation, all amounts of Rent, insurance proceeds and condemnation awards, indemnity or other payments of any kind (collectively, the "Trust Estate") as Owner Trustee upon the trusts set forth herein and for the use and benefit of the Holder, subject, however, to the provisions of the Credit Agreement and the Security Documents. The name of the Trust shall be "GGC Trust 1996-1".

             (b) The purpose of the Trust is to hold title to the Trust Estate for the benefit of the Holder and to engage in activities ancillary and incidental thereto as the Holder shall determine to be desirable. Except in connection with the foregoing, the Owner Trustee shall not
        (i) engage in any business activity, (ii) have any property, rights or interest, whether real or personal, tangible or intangible, (iii) incur any legal liability or obligation, whether fixed or contingent, matured or unmatured, other than in the normal course of the administration of the Trust or (iv) subject any of its property or assets to any mortgage, Lien, security interest or other claim or encumbrance, other than in favor of the Lenders or the Holder pursuant to the provisions of the Operative Agreements and this Trust Agreement. THIS TRUST IS NOT A BUSINESS TRUST. THE SOLE PURPOSE OF THE TRUST IS TO ACQUIRE AND HOLD TITLE TO THE TRUST ESTATE, SUBJECT
        TO THE RIGHTS OF THE LENDERS, FOR THE BENEFIT OF THE HOLDER. THE OWNER TRUSTEE MAY NOT TRANSACT BUSINESS OF ANY KIND WITH RESPECT TO THE FACILITY COMPRISING THE TRUST ESTATE NOR SHALL THIS AGREEMENT BE
        DEEMED TO BE, OR CREATE OR EVIDENCE THE EXISTENCE OF A CORPORATION
        DE FACTO OR DE JURE, OR A MASSACHUSETTS TRUST, OR ANY OTHER TYPE OF BUSINESS TRUST, ASSOCIATION OR JOINT VENTURE BETWEEN THE OWNER
        TRUSTEE, THE HOLDER, THE ADMINISTRATIVE AGENT AND THE LENDERS.


                                ARTICLE III

                        CONTRIBUTIONS AND PAYMENTS

        SECTION 3.1    Procedure for Holder Fundings; Certificates.

             (a) Upon receipt from the Lessee by the Administrative Agent of the Requisition specified in Section 5.2 of the Participation Agreement, and subject to the terms and conditions of the Participation Agreement, the Administrative Agent shall request from the Holder a Holder Funding and the Holder shall make a Holder Funding under the Holder Commitment on each date Fundings are made pursuant to Section 5 of the Participation Agreement. The Administrative Agent may request a Holder Funding under the Holder Commitment during the Commitment Period on any date that a Funding may be requested pursuant to the terms of
        Section 5.2(a) of the Participation Agreement, provided that the Administrative Agent shall give the Holder irrevocable notice (which notice must be received by the Holder prior to 12:00 Noon, Atlanta, Georgia time, three Business Days prior to the requested date of Holder Funding, specifying (A) the amount to be funded, (B) the requested date of funding, (C) whether the Holder Funding is to be a Eurodollar Holder Funding or an ABR Holder Funding or a combination thereof, (D) if the Holder Funding is to be a combination of Eurodollar Holder Fundings and ABR Holder Fundings, the respective amounts of each type of Holder Funding and (E) the Interest Period applicable to any Eurodollar Holder Fundings; provided, however, that any Holder Funding by the Holder in an amount less than $100,000 shall be an ABR Holder Funding. Pursuant to the terms of the Participation Agreement, the Administrative Agent shall be deemed to have delivered such notice upon the delivery of a notice by the Construction Agent or the Lessee containing such required information.

             (b) Upon receipt of any such notice delivered pursuant to Section 3.1(a), the Holder shall make the amount of its Holder Funding available to the Owner Trustee at the office of the Owner Trustee referred to in
        Section 11.4 prior to 12:00 Noon, Atlanta, Georgia time on the date requested by the Lessee in funds immediately available to the Owner Trustee.

             (c) On each date during the Commitment Period which is three Business Days prior to any Scheduled Interest Payment Date for the Loans, the Owner Trustee shall be deemed to have requested an ABR Holder Funding pursuant to Section 3.1(a) in an amount equal to the aggregate amount of Holder Yield due and payable on such date with respect to the Facility. The date such Holder Funding shall be made with respect to any such request shall be the relevant Scheduled Interest Payment Date for the Loans and the proceeds of such Holder Funding shall be applied to pay such Holder Yield. On each such date, the Holder Facility Cost shall be increased by an amount equal to the Holder Yield paid on such date with respect to the Facility with the proceeds of such Holder Funding.

             (d) The Holder Fundings made by the Holder to the Trust Estate shall be evidenced by a Certificate of the Owner Trustee, substantially in the form of Exhibit A hereto, issued in the name of the Holder and in an amount equal to the Holder Commitment. Each Certificate shall (i) be dated as of the Initial Closing Date, (ii) be stated to be due on the Expiration Date, subject to scheduled redemptions in accordance with
        Schedule 1 of the Participation Agreement and (iii) bear a yield on the aggregate Holder Amount thereof from time to time outstanding at the Holder Yield.

             (e) To the extent that the Owner Trustee, in its capacity as Borrower under the Credit Agreement, shall have elected to terminate or reduce the amount of the Commitments pursuant to Section 2.5(a) of the Credit Agreement, a pro rata election shall be deemed to have been made with respect to the Holder Commitment. On any date on which the Commitments shall be reduced to zero as a result of a Credit Agreement Event of Default, the Holder Commitment shall automatically be reduced to zero and the Owner Trustee shall redeem the Certificate in full for the outstanding Holder Amount, together with accrued but unpaid Holder Yield thereon and all other amounts owing under the Certificate.

        SECTION 3.2    Certificate Yield.

             (a) The Owner Trustee shall pay to the Holder, from the Trust Estate, its pro rata portion of Holder Yield on Holder Fundings made hereunder. Payment of Holder Yield to the Holder shall be made in arrears on each Scheduled Interest Payment Date for the Loans occurring after the Basic Term Commencement Date or as otherwise provided herein or in Sections 2.6 or Section 10.7 of the Participation Agreement.
        If the date on which such payment of Holder Yield is due shall not be a Business Day, such payment shall be made on the next succeeding Business Day.

             (b) If all or a portion of Holder Yield shall not be received by the Holder when due (for any reason), such overdue amount shall, without limiting the rights of the Holder hereunder or under any Operative Agreement, bear an increased yield at the Holder Overdue Yield, in each case from the date of nonpayment until paid (whether after or before judgment).

        SECTION 3.3 Scheduled Return of Holder Fundings. The outstanding Holder Amount shall be due in full on the Expiration Date and shall be redeemed in part on the dates and in amounts equal to the product of (i) the percentage for the applicable date multiplied by (ii) the aggregate amount of Holder Fundings calculated as of the Basic Term Commencement Date, as set forth in
Schedule 1 of the Participation Agreement. On each such date and on the Expiration Date, subject to the terms of the Participation Agreement, the Owner Trustee shall return to the Holder the portion of the aggregate Holder Amount then due, together with all accrued but unpaid Holder Yield.

        SECTION 3.4    Early Return of Holder Fundings.

             (a) The Owner Trustee may at any time and from time-to-time redeem the Certificates, in whole or in part, without premium or penalty (but excluding for these purposes amounts due under Sections 3.9 and 3.10), upon at least five (5) Business Days' irrevocable notice to the Administrative Agent, on behalf of the Holder, specifying the date and amount of any such redemption and whether the redemption is of ABR Holder Fundings or Eurodollar Holder Fundings or a combination thereof, and, if a combination thereof, the amount allocable to each. Upon receipt of such notice, the Administrative Agent shall promptly notify the Holder thereof. If such notice is given, the amount specified in such notice shall be due and payable on the date specified therein.

             (b) If on any date the Administrative Agent or the Owner Trustee shall receive any payment in respect of (i) any Casualty or Condemnation pursuant to Section 15.1(a) or 15.1(g) of the Lease (excluding any payments in respect thereof which are payable to Lessee in accordance with the Lease), or (ii) the Termination Value in connection with the delivery of a Termination Notice pursuant to Article XVI of the Lease, or (iii) the Termination Value or such other applicable amount in connection with the exercise of a Purchase Option under Article XX of the Lease or (iv) any payment required to be made or elected to be made by the Construction Agent to the Owner Trustee pursuant to the Agency Agreement, then in each case, the Holder shall receive proceeds in accordance with Section 10.7(b)(ii) of the Participation Agreement.

        SECTION 3.5 Payments from Trust Estate Only. All payments to be made by the Owner Trustee under this Trust Agreement (including, without limitation, any payments pursuant to Section 3.10) shall be made only from the income and proceeds from the Trust Estate and only to the extent that the Owner Trustee shall have received income or proceeds from the Trust Estate to make such payments in accordance with the terms hereof, except as specifically provided in
Section 6.1. The Holder agrees that it will look solely to the income and proceeds from the Trust Estate to the extent available for payment as herein provided and that, except as specially provided herein, Trust Company shall not be liable to the Holder for any amounts payable under this Trust Agreement and shall not be subject to any liability under this Trust Agreement.

        SECTION 3.6 Method of Payment. All amounts payable to the Holder pursuant to this Trust Agreement shall be paid or caused to be paid by the Owner Trustee to, or for the account of, the Holder, or its nominee, by transferring such amount in immediately available funds to a bank institution or banking institutions with bank wire transfer facilities for the account of the Holder or as otherwise instructed in writing from time to time by the Holder.

        SECTION 3.7    Computation of Yield.

             (a) Whenever it is calculated on the basis of the Prime Lending Rate, Holder Yield shall be calculated on the basis of a 365- (or 366-, as the case may be) day year for the actual days elapsed; and, otherwise, Holder Yield shall be calculated on the basis of a 360-day year for the actual days elapsed. Any change in the Holder Yield resulting from a change in the ABR or the Eurocurrency Reserve Requirements shall become effective as of the opening of business on the day on which such change becomes effective.

             (b) Pursuant to Section 14.13 of the Participation Agreement, the calculation of Holder Yield under this Section 3.7 shall be made by the Administrative Agent. Each determination of an interest rate by the Administrative Agent shall be conclusive and binding on the Owner Trustee and the Holder in the absence of manifest error.

             (c) If the Eurodollar Rate cannot be determined by the Administrative Agent in the manner specified in the definition of the term "Eurodollar Rate", the Owner Trustee shall give telecopy or telephonic notice thereof to the Holder as soon as practicable after receipt of same from the Administrative Agent. Commencing on the Scheduled Interest Payment Date for the Loans next occurring after the delivery of such notice and continuing until such time as the Eurodollar Rate can be determined by the Administrative Agent in the manner specified in the definition of such term, all outstanding
        Holder Fundings shall bear a yield at the ABR applicable from time to time. Until such time as the Eurodollar Rate can be determined by the Administrative Agent in the manner specified in the definition of such term, no further Eurodollar Holder Fundings shall be made or shall be continued as such at the end of the then current Interest Period nor shall the Owner Trustee have the right to convert ABR Holder Fundings to Eurodollar Holder Fundings.

        SECTION 3.8 Conversion and Continuation Options. (a) The Lessee may elect from time to time to convert Eurodollar Holder Fundings to ABR Holder Fundings by giving the Owner Trustee at least three Business Days' prior irrevocable notice of such election, provided that any such conversion of Eurodollar Holder Fundings may only be made on the last day of an Interest Period with respect thereto. The Lessee may elect from time to time to convert ABR Holder Fundings to Eurodollar Holder Fundings by giving the Owner Trustee at least five Business Days' prior irrevocable notice of such election. Any such notice of conversion to Eurodollar Holder Fundings shall specify the length of the initial Interest Period or Interest Periods therefor. Upon receipt of any such notice, the Owner Trustee shall promptly notify the Holder thereof. All or any part of outstanding Eurodollar Holder Fundings or ABR Holder Fundings may be converted as provided herein, provided that no ABR Holder Funding may be converted into a Eurodollar Holder Funding after the date that is one month prior to the Expiration Date.

             (b) Any Eurodollar Holder Funding may be continued as such upon the expiration of the then current Interest Period with respect thereto by the Lessee giving irrevocable notice to the Owner Trustee, in accordance with the applicable notice provisions for the conversion of ABR Holder Fundings to Eurodollar Holder fundings set forth above herein, of the length of the next Interest Period to be applicable to such Eurodollar Holder Funding, provided that no Eurodollar Holder Funding may be continued as such after the date that is one month prior to the Expiration Date and provided, further, that if the Lessee shall fail to give any required notice as described above or if such continuation is not permitted pursuant to the preceding proviso or otherwise, such Eurodollar Holder Fundings automatically be converted to ABR Holder Fundings on the last day of such then expiring Interest Period.

        SECTION 3.9    Increased Costs, Illegality, etc.

             (a) If, due to either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request hereafter adopted, promulgated or made by any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the cost to the Holder of agreeing to make or making, funding or maintaining Holder Fundings, then the Owner Trustee shall from time to time, upon demand by the Holder, pay to the Holder additional amounts sufficient to compensate the Holder for such increased cost. A certificate as to the amount of such increased cost, submitted to the Owner Trustee by the Holder, shall be conclusive and binding for all purposes, absent manifest error.

             (b) If the Holder determines that compliance with any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law, but in each case promulgated or made after the date hereof) affects or would affect the amount of capital required or expected to be maintained by the Holder or any corporation controlling the Holder and that the amount of such capital is increased by or based upon the existence of the Holder's commitment to make Holder Fundings hereunder and other commitments of this type, then, upon demand by the Holder, the Owner Trustee shall immediately pay to the Holder, from time to time as specified by the Holder, additional amounts sufficient to compensate the Holder or such corporation in the light of such circumstances, to the extent that the Holder reasonably determines such increase in capital to be allocable to the existence of the Holder's Commitment to make Holder Fundings hereunder. A certificate as to such amounts submitted to the Owner Trustee by the Holder shall be conclusive and binding for all purposes, absent manifest error.

             (c) Without limiting the effect of the foregoing, the Owner Trustee shall pay to the Holder on the last day of the Interest Period therefor so long as the Holder is maintaining reserves against "Eurocurrency liabilities" under Regulation D an additional amount (determined by the Holder and notified to the Owner Trustee) equal to the product of the following for each Eurodollar Holder Funding for each day during such Interest Period:

                    (i) the principal amount of such Eurodollar Holder Funding outstanding on such day; and

                   (ii) the remainder of (x) a fraction the numerator of which is the rate (expressed as a decimal) at which interest accrues on such Eurodollar Holder Funding for such Interest Period (less the Holder Applicable Margin) and the denominator of which is one minus the effective rate (expressed as a decimal) at which such reserve requirements are imposed on the Holder on such day minus
             (y) such numerator; and

                   (iii)     1/360.

             (d) Without affecting its rights under Section 3.9(a) or 3.9(b) or any other provision of this Trust Agreement, the Holder agrees that if there is any increase in any cost to or reduction in any amount receivable by the Holder with respect to which the Owner Trustee would be obligated to compensate the Holder pursuant to Sections 3.9(a) or 3.9(b), the Holder shall use reasonable efforts to select an alternative office from which to fund Holder Fundings which would not result in any such increase in any cost to or reduction in any amount receivable by the Holder; provided, however, that the Holder shall not be obligated to select such an alternate office if the Holder determines that (i) as a result of such selection the Holder would be in violation of any applicable law, regulation, treaty, or guideline, or would incur additional costs or expenses or (ii) such selection would be inadvisable for regulatory reasons or inconsistent with the interests of the Holder.

             (e) Notwithstanding any other provision of this Trust Agreement, if the Holder shall notify the Owner Trustee that the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for the Holder to perform its obligations hereunder to make or maintain Holder Fundings bearing a yield based on the Eurodollar Rate, then (x) all Eurodollar Holder Fundings outstanding at such time shall thereafter bear a yield at the ABR from and after the earlier of (i) the Scheduled Interest Payment Date for the Loans next occurring after the date of such notice or (ii) such date as required by law and (y) the obligation of the Holder to make, convert or continue Eurodollar Holder Fundings shall be suspended until the Holder has provided notification to the Owner Trustee of the Holder's determination that the circumstances causing such suspension no longer exist.

        SECTION 3.10   Contribution Indemnity.  Subject to the provisions of
Section 3.11, the Owner Trustee agrees to indemnify the Holder and to hold the Holder harmless from any loss or reasonable expense which the Holder may sustain or incur as a consequence of (a) default by the Owner Trustee in accepting any Holder Funding hereunder after the Owner Trustee has given a notice requesting the same in accordance with the provisions of this Trust Agreement, (b) default by the Owner Trustee in making any redemption or other return of a Holder Funding after the Owner Trustee has given a notice thereof in accordance with the provisions of this Trust Agreement, or (c) the making of a voluntary or involuntary redemption or other return of a Holder Funding on a day which is not the last day of an Interest Period with respect thereto (unless such Holder Funding is bearing a yield at the ABR in accordance with the terms hereof). Such indemnification shall be in an amount equal to the excess, if any, of (i) the amount of Holder Yield which would have accrued on the amount so redeemed or returned or not accepted for the period from the date of such redemption or other return or of such failure to accept on the last day of such Interest Period (or, in the case of a failure to accept the Interest Period that would have commenced on the date of such failure) in each case at the applicable Eurodollar Rate for such Holder Fundings provided for herein over
(ii) the amount of yield (as determined by the Holder) which would have accrued to the Holder on such amount by placing such amount on deposit for a comparable period with leading banks in the relevant interest rate market.
This covenant shall survive the termination of this Trust Agreement and the payment of all other amounts payable hereunder.

        SECTION 3.11 Notice of Amounts Payable. (a) In the event that the Holder becomes aware that any amounts are or will be owed to it pursuant to
Section 3.9 or 3.10 or that it is unable to make Holder Fundings which bear a yield based on the Eurodollar Rate, then it shall promptly notify the Owner Trustee thereof and, as soon as possible thereafter, the Holder shall submit to the Owner Trustee a certificate indicating the amount owing to it and the calculation thereof. The amounts set forth in such certificate shall be prima facie evidence of the obligations of the Owner Trustee hereunder. If the Holder receives a refund or realizes a return of any of the amounts charged by the Holder pursuant to Section 3.9, the Holder shall promptly credit such amounts to the Owner Trustee.

        (b) Relocation. If the Holder claims any additional amounts payable pursuant to Section 3.9 or that it is unable to make the Holder Funding which bears a yield based on the Eurodollar Rate, it shall use its reasonable efforts (consistent with legal and regulatory restrictions) to avoid or reduce the need for paying such additional amounts or remedy such inability, including changing the jurisdiction of its applicable lending office; provided, however, that the taking of any such action would not in the sole judgment of the Holder, be disadvantageous to the Holder.

        (c) Mandatory Assignment. In the event that the Holder delivers to the Owner Trustee a certificate in accordance with paragraph (a), or the Owner Trustee is required to pay any additional amounts or other payments or the Holder is required to make a Holder Funding bearing a yield at the ABR, subject to the terms of the Participation Agreement, the Owner Trustee may, at its own expense and in its sole discretion, (i) require the Holder to transfer or assign, in whole or in part, without recourse (in accordance with Section
11.8), all or part of its interests, rights (except for rights to be indemnified for actions taken while a party hereunder) and obligations under this Agreement to a replacement bank or institution (provided, however, that, subject to the Participation Agreement, the Owner Trustee, with the full cooperation of the Holder, can identify a Person who is ready, willing and able to be such replacement bank or institution with respect thereto) which shall assume such assigned obligations, or (ii) during such time as no Default or Event of Default has occurred and is continuing, terminate the Holder Commitment of the Holder and redeem in full the outstanding Holder Fundings of the Holder, provided, however, that (y) subject to the Participation Agreement, the Owner Trustee or such replacement bank or institution, as the case may be, shall have paid to the Holder in immediately available funds the aggregate Holder Amount and accrued but unpaid Holder Yield to the date of such payment and (subject to Section 3.9) all other amounts owed to it hereunder and (z) such assignment or termination of the Holder Commitment and redemption in full of the Holder Fundings do not conflict with any law, rule or regulation or order of any court or Governmental Authority.


                                ARTICLE IV

                       COLLECTIONS AND DISTRIBUTIONS

        SECTION 4.1 Collections and Remittances by the Owner Trustee. The Owner Trustee agrees that, subject to the provisions of this Trust Agreement, it will during the term of this Trust administer the Trust Estate and, at the direction of the Holder (or, so long as the Credit Agreement shall continue, subject to the provisions of the Credit Agreement and the Security Documents), take steps to collect all Rent and other sums payable to the Owner Trustee by the Lessee under the Lease. The Owner Trustee agrees to distribute all proceeds received from the Trust Estate in accordance with
Article III and Sections 4.2 and 4.3. The Owner Trustee shall make such distribution promptly upon receipt of such proceeds (provided such proceeds are available for distribution) by the Owner Trustee, it being understood and agreed that the Owner Trustee shall not be obligated to make such distribution until the funds for such distribution have been received by the Owner Trustee in cash or its equivalent reasonably acceptable to the Owner Trustee.

        SECTION 4.2 Priority of Distributions. Subject to the terms and requirements of the Operative Agreements, all payments and amounts received by Trust Company as Owner Trustee or on its behalf shall be distributed to the Administrative Agent for allocation by the Administrative Agent in accordance with the terms of Section 10.7 of the Participation Agreement or, if such payments or amounts are received by the Owner Trustee from the Administrative Agent, then they shall be distributed forthwith upon receipt in the following order of priority: first, in accordance with the Holder Yield protection provisions set forth in Article III; and, second, the balance, if any, of such payment or amount remaining thereafter shall be distributed to the Holder.

        SECTION 4.3 Holder Excepted Payments. Anything in this Article IV or elsewhere in this Trust Agreement to the contrary notwithstanding, any Holder Excepted Payment received at any time by the Owner Trustee shall be distributed promptly to the Person entitled to receive such Holder Excepted Payment.

        SECTION 4.4    Distributions after Default.  Subject to the terms of
Section 5.1 hereof, the proceeds received by the Owner Trustee from the exercise of any remedy under the Lease shall be distributed pursuant to
Section 4.2 above. This Trust shall cease and terminate in accordance with the terms set forth in Section 8.1 and upon the final disposition by the Owner Trustee of all of the Trust Estate pursuant to this Section 4.4.


                                 ARTICLE V

                        DUTIES OF THE OWNER TRUSTEE

        SECTION 5.1 Notice of Certain Events. In the event the Owner Trustee shall have knowledge of any Lease Default, Lease Event of Default, Credit Agreement Default, Credit Agreement Event of Default, Agency Agreement
Default or Agency Agreement Event of Default, the Owner Trustee shall give written notice thereof within five (5) Business Days to the Holder, the Lessee and the Administrative Agent unless such Default or Event of Default no longer exists before the giving of such notice. Subject to the provisions of Section 5.3, the Owner Trustee shall take or refrain from taking such action as Administrative Agent shall direct so long as the Credit Agreement is in effect (and as more specifically provided in Section 10.2(j) of the Participation Agreement) and thereafter as the Holder shall direct, in each case by written instructions to the Owner Trustee. If the Owner Trustee shall have given the Administrative Agent and the Holder notice of any event and shall not have received written instructions as above provided within 30 days after mailing notice of such event to the Administrative Agent and the Holder, the Owner Trustee may, but shall be under no duty to, and shall have no liability for its failure or refusal to, take or refrain from taking any action with respect thereto, not inconsistent with the provisions of the Operative Agreements, as the Owner Trustee shall deem advisable and in the best interests of the Lenders and the Holder. For all purposes of this Trust Agreement, in the absence of actual knowledge of a Responsible Officer in the Corporate Trust Department of Trust Company, the Owner Trustee shall be deemed not to have knowledge of any Default or Event of Default unless a Responsible Officer of the Corporate Trust Department of Trust Company receives notice thereof given by or on behalf of the Holder, the Lessee or the Administrative Agent.

        SECTION 5.2 Action Upon Instructions. Subject to the provisions of Sections 5.1 and 5.3, upon the written instructions of the Administrative Agent or the Holder (as applicable) or, as permitted expressly by the Operative Agreements, the Lessee, as the case may be, the Owner Trustee will take or refrain from taking such action or actions as may be specified in such instructions.

        SECTION 5.3 Indemnification. The Owner Trustee shall not be required to take or refrain from taking any action under this Trust Agreement or any other Operative Agreement (other than the actions specified in the first sentence of Section 5.1 and in the last sentence of Section 5.4) unless Trust Company shall have been indemnified by the Lessee or, if Owner Trustee reasonably believes such indemnity to be inadequate, by either the Lenders or the Holder in manner and form reasonably satisfactory to Owner Trustee, against any liability, fee, cost or expense (including reasonable attorneys' fees and expenses) that may be incurred or charged in connection therewith, other than such as may result from the willful misconduct or gross negligence or willful breach of the Owner Trustee; and, if the Administrative Agent and/or the Holder shall have directed the Owner Trustee to take or refrain from taking any action under any Operative Agreement, the Lenders and/or the Holder, as applicable, agree to furnish such indemnity by a written undertaking of indemnification and, in addition, to pay the reasonable compensation of Owner Trustee for the services performed or to be performed by the Owner Trustee pursuant to such direction. The Owner Trustee shall not be required to take any action under any Operative Agreement if Owner Trustee shall reasonably determine, or shall have been advised by counsel, that such action is likely to result in personal liability for which Owner Trustee has not been and will not be adequately indemnified or is contrary to the terms hereof or of any Operative Agreement to which the Owner Trustee is a party or is otherwise contrary to law. The Owner Trustee shall be under no liability with respect to any action taken or omitted to be taken by the Owner Trustee in accordance with instructions of the Administrative Agent or the Holder pursuant to Section 5.2 hereof.

        SECTION 5.4 No Duties Except as Specified In Trust Agreement or Instructions. The Owner Trustee shall not have any duty or obligation to manage, control, use, make any payment in respect of, register, record, insure, inspect, sell, dispose of or otherwise deal with the Facility or any other part of the Trust Estate, or to otherwise take or refrain from taking any action under or in connection with any Operative Agreement to which the Owner Trustee is a party, except as expressly provided by the terms of this Trust Agreement or in written instructions from the Administrative Agent and/or the Holder, as applicable, received pursuant to Section 5.1, 5.2 or 8.4; and no implied duties or obligations shall be read into this Trust Agreement against the Owner Trustee. The Owner Trustee shall have no duty or obligation to supervise or monitor the performance of the Construction Agent pursuant to the Agency Agreement which for all purposes shall be an independent contractor. Owner Trustee nevertheless agrees that it will (in its individual capacity and at its own cost and expense), promptly take all action as may be necessary to discharge any Lessor Liens on any part of the Trust Estate.

        SECTION 5.5 No Action Except Under Specified Documents or Instructions. The Owner Trustee agrees that it will not manage, control, use, sell, dispose of or otherwise deal with the Facility or any other part of the Trust Estate except (i) as required by the terms of the Operative Agreements, (ii) in accordance with the powers granted to, or the authority conferred upon, it pursuant to this Trust Agreement or (iii) in accordance with the express terms hereof or with written instructions from the Administrative Agent and/or the Holder, as applicable, pursuant to Section 5.1, 5.2 or 8.4.

        SECTION 5.6    Absence of Duties.

             (a) Except in accordance with written instructions furnished pursuant to Section 5.1, 5.2 or 8.4, and without limitation of the generality of Section 5.4, the Owner Trustee shall not have any duty to
        (i) file, record or deposit any Operative Agreement or any other document, or to maintain any such filing, recording or deposit or to refile, rerecord or redeposit any such document; (ii) obtain insurance on the Facility or effect or maintain any such insurance, other than to receive and forward to the Holder any notices, policies, certificates or binders furnished to the Owner Trustee pursuant to the Lease; (iii) maintain the Facility; (iv) pay or discharge any Tax or any Lien owing with respect to or assessed or levied against any part of the Trust Estate, except as provided in the last sentence of Section 5.4, other than to forward notice of such Tax or Lien received by the Owner Trustee to the Holder and the Administrative Agent; (v) confirm, verify, investigate or inquire into the failure to receive any reports or financial statements of the Lessee; (vi) inspect the Facility any time or ascertain or inquire as to the performance or observance of any of the covenants of the Lessee or any other Person under any Operative Agreement with respect to the Facility; or (vii) manage, control, use, sell, dispose of or otherwise deal with the Facility or any part thereof or any other part of the Trust Estate, except as provided in Section 5.5.

             (b) The Owner Trustee, in the exercise or administration of the trusts and powers hereunder, including its obligations under Section 5.2 hereof, may, at the expense of the Lessee, employ agents, attorneys, accountants, and auditors and enter into agreements with any of them and Owner Trustee shall not be liable, either in its individual capacity or in its capacity as Owner Trustee, for the default or misconduct of any such agents, attorneys, accountants or auditors if such agents, attorneys, accountants or auditors shall have been selected by it in good faith.


                                ARTICLE VI

                             THE OWNER TRUSTEE

        SECTION 6.1 Acceptance of Trust and Duties. Owner Trustee accepts the trust and duties hereby created and agrees to perform the same, but only upon the terms of this Trust Agreement. Owner Trustee agrees to receive, manage and disburse all moneys constituting part of the Trust Estate actually received by it as Owner Trustee in accordance with the terms of this Trust Agreement. Owner Trustee shall not be answerable or accountable under any circumstances, except for (i) its own willful misconduct or gross negligence or willful breach, (ii) the inaccuracy of any of is representations or warranties contained in Section 6.3 of this Trust Agreement or Section 7.2 of the Participation Agreement, (iii) its failure to perform obligations expressly undertaken by it in the last sentence of Section 5.4 of this Trust Agreement or in Section 10.2(a) of the Participation Agreement, (iv) Taxes based on or measured by any fees, commissions or compensation received by it for acting as Owner Trustee in connection with any of the transactions contemplated by the Operative Agreements, or (v) its failure to use ordinary care to receive, manage and disburse moneys actually received by it in accordance with the terms hereof.

        SECTION 6.2 Furnishing of Documents. The Owner Trustee will furnish to the Holder and to the Administrative Agent, promptly upon receipt thereof, duplicates or copies of all reports, notices, requests, demands, opinions, certificates, financial statements and any other instruments or writings furnished to the Owner Trustee hereunder or under the Operative Agreements, unless by the express terms of any Operative Agreement a copy of the same is required to be furnished by some other Person directly to the Holder and/or the Administrative Agent, or the Owner Trustee shall have determined that the same has already been furnished to the Holder and the Administrative Agent.

        SECTION 6.3 No Representations or Warranties as to the Facility or Operative Agreements. OWNER TRUSTEE MAKES (i) NO REPRESENTATION OR WARRANTY, EITHER EXPRESS OR IMPLIED, AS TO THE TITLE, VALUE, USE, CONDITION, DESIGN, OPERATION, MERCHANTABILITY OR FITNESS FOR USE OF THE FACILITY (OR ANY PART THEREOF), OR ANY OTHER REPRESENTATION, WARRANTY OR COVENANT WHATSOEVER,
EXPRESS OR IMPLIED, WITH RESPECT TO THE FACILITY (OR ANY PART THEREOF) AND
OWNER TRUSTEE SHALL NOT BE LIABLE FOR ANY LATENT, HIDDEN, OR PATENT DEFECT THEREIN OR THE FAILURE OF THE FACILITY, OR ANY PART THEREOF, TO COMPLY WITH
ANY LEGAL REQUIREMENT except that Owner Trustee hereby represents, warrants and covenants to the Holder that it will comply with the last sentence of
Section 5.4, and (ii) no representation or warranty as to the validity or enforceability of any Operative Agreement or as to the correctness of any statement made by a Person other than Owner Trustee or the Owner Trustee contained in any thereof, except that Owner Trustee represents, warrants and covenants to the Holder that this Trust Agreement has been and each of the other Operative Agreements which contemplates execution thereof by the Owner Trustee has been or will be executed and delivered by its officers who are, or will be, duly authorized to execute and deliver documents on its behalf.

        SECTION 6.4 No Segregation of Moneys; No Interest. Except as otherwise provided herein or in any of the other Operative Agreements, moneys received by the Owner Trustee hereunder need not be segregated in any manner except to the extent required by law, and may be deposited under such general conditions as may be prescribed by law, and neither Trust Company nor the Owner Trustee shall be liable for any interest thereon, except as may be agreed to in writing by Owner Trustee or the Trust Company.

        SECTION 6.5 Reliance; Advice of Counsel. Owner Trustee shall not incur any liability to any Person in acting upon any signature, instrument, notice, resolution, request, consent, order, certificate, report, opinion, bond or other document or paper believed by it to be genuine and believed by it in good faith to be signed by the proper party or parties. Owner Trustee may accept and rely upon a certified copy of a resolution of the board of directors or other governing body of any corporate party as conclusive evidence that such resolution has been duly adopted by such body and that the same is in full force and effect. As to any fact or matter the manner of ascertainment of which is not specifically prescribed herein, Owner Trustee may for all purposes hereof rely on an Officers' Certificate of the relevant party, as to such fact or matter, and such certificate shall constitute full protection to Owner Trustee for any action taken or omitted to be taken by it in good faith in reliance thereon. In the administration of the trusts hereunder, the Owner Trustee may execute any of the trusts or powers hereof and perform its powers and duties hereunder directly or through agents or attorneys and may consult with counsel, accountants and other skilled Persons to be selected and employed by it, and Owner Trustee shall not be liable for anything done, suffered or omitted in good faith by it in accordance with the advice or opinion of any such counsel, accountants or other skilled Persons and not contrary to this Trust Agreement.

        SECTION 6.6 Liability With Respect to Documents. The Owner Trustee, either in its trust or individual capacities, shall not incur any liability to any Person for or in respect of the recitals herein, the validity or sufficiency of this Trust Agreement or for the due execution hereof by the Holder or for the form, character,genuineness, sufficiency, value or validity of the Facility or for or in respect of the validity or sufficiency of any of the Operative Agreements and the Owner Trustee, either in its trust or individual capacities, shall in no event assume or incur any liability, duty or obligation to any Person or to the Holder, other than as expressly provided for herein or in any of the other Operative Agreements.

        SECTION 6.7 Not Acting In Individual Capacity. All Persons having any claim against Owner Trustee by reason of the transactions contemplated by the Operative Agreements shall look only to the Trust Estate (or a part thereof, as the case maybe) for payment or satisfaction thereof, except as specifically provided in this Article VI and except to the extent that Owner Trustee shall otherwise expressly agree in any Operative Agreement to which it is a party.

        SECTION 6.8    Books and Records; Tax Returns.

             (a) The Owner Trustee shall be responsible for the keeping of all appropriate books and records relating to the receipt and disbursement of all moneys that it may receive hereunder, or under any other Operative Agreement. The Owner Trustee shall, at the expense of the Owner Trustee (in its individual capacity), file an application with the Internal Revenue Service for a taxpayer identification number with respect to the trust created hereby. The Owner Trustee shall, at the expense of the Owner Trustee (in its individual capacity), prepare or cause to be prepared and the Owner Trustee shall sign and/or file the federal fiduciary tax return with respect to Taxes due and payable by the trust created hereby in connection with the transactions contemplated hereby and by any other Operative Agreement. The Holder shall furnish the Owner Trustee with all such information as may be reasonably required from the Holder in connection with the preparation of such tax returns. The Owner Trustee shall keep copies of all returns delivered to or filed by it.

             (b) The Owner Trustee, either in its trust or individual capacities, shall be under no obligation to appear in, prosecute or defend any action, which in its opinion may require it to incur any out-of-pocket expense or any liability unless it shall be furnished with such reasonable security and indemnity against such expense or liability as it may require. The Owner Trustee may, but shall be under no duty to, undertake such action as it may deem necessary at any and all times, without any further action by the Administrative Agent or the Holder to protect the Facility and the rights and interests of the Holder pursuant to the terms of this Trust Agreement; provided, however, that Owner Trustee may obtain reimbursement for the out-of-pocket expenses and costs of such actions, undertakings or proceedings from the Lessee.

        SECTION 6.9 Substitute Owner Trustee; Owner Trustee Advisor. First Security Bank of Utah, N.A. has entered into this Trust Agreement and the other Operative Agreements not individually, except as expressly stated herein or therein (as the case may be), but solely as Owner Trustee under the Trust; provided, notwithstanding the foregoing provisions of this Section 6.9, solely to the extent that the Louisiana Trust Code (L.A. R.S. 9:1721 et. seq.) is deemed to apply to the Trust, then (a) Mr. Val T. Orton, a resident of Davis County, Utah shall be deemed to be the sole Owner Trustee with respect to the Trust and (b) First Security Bank of Utah, N.A. (and any replacement or successor thereto appointed by the Holder with the consent of the Majority Lenders) shall be deemed to be the Owner Trustee Advisor. To the extent not prohibited by the relevant provisions of the Louisiana Trust Code, in his capacity as Owner Trustee, Mr. Val T. Orton shall act in accordance with the express, written directions of the Owner Trustee Advisor and any actions not in accordance with such directions shall be deemed null and void and of no force or effect under the Operative Agreements or otherwise. In its capacity as Owner Trustee Advisor, First Security Bank of Utah, N.A. shall act (x) in accordance with the directions, limitations, terms and provisions of the Operative Agreements otherwise applicable to the Owner Trustee and (y) to the extent the Operative Agreements do not contain any direction, limitation, term or provision with regard to any particular situation, in accordance with the written instructions of the Holder. Actions taken by the Owner Trustee Advisor which are not in accordance with the requirements of the immediately preceding sentence shall be deemed null and void and of no force or effect under the Operative Agreements or otherwise. In the event Mr. Val T. Orton shall become the Owner Trustee, he shall not be required to post a bond of any kind. To the extent the Louisiana Trust Code is deemed to apply to the Trust, Mr. Val T. Orton hereby accepts the trust and duties hereby created and agrees to perform the same, but only upon the terms of this Trust Agreement.


                                ARTICLE VII

                   INDEMNIFICATION OF THE OWNER TRUSTEE

        SECTION 7.1 Indemnification Generally. The Owner Trustee is indemnified for matters related to the transactions described herein by the Lessee pursuant to Section 13 of the Participation Agreement. Except as may be specifically provided from time to time hereafter in writing by the Holder, the Owner Trustee shall not have any right of indemnification from the Holder with respect to the transactions described herein or in any of the other Operative Agreements.

        SECTION 7.2 Compensation and Expenses. The Lessee has agreed to pay the fees and expenses of the Owner Trustee, the Holder Unused Fees and Holder Participation Fees as provided in Sections 9.3, 9.4 and 9.5, respectively, of the Participation Agreement.


                               ARTICLE VIII

                      TERMINATION OF TRUST AGREEMENT

        SECTION 8.1 Termination of Trust Agreement. This Trust Agreement and the trusts created hereby shall terminate and the Trust Estate shall, subject to the provisions of the Participation Agreement, the other Operative Agreements and Article IV hereof, be distributed to the Holder, and this Trust Agreement shall be of no further force or effect, upon the earliest of (i) the written request of the Holder following the sale or other final disposition by the Owner Trustee of all property constituting part of the Trust Estate and the final distribution by the Owner Trustee of all moneys or other property or proceeds constituting part of the Trust Estate in accordance with the terms hereof; provided, however, that the Trust Estate shall not be subject to sale or other final disposition by the Owner Trustee prior to the payment in full and discharge of the Loans and all other indebtedness secured by the Credit Documents and the release of the Credit Documents and the liens and security interest granted thereby and the payment in full of the Holder Amount and Holder Yield thereon and all other amounts owing to the Holder under any of the Operative Agreements; and (ii) 110 years after the date hereof.

        SECTION 8.2    Termination at Option of the Holder.  Notwithstanding
Section 8.1, this Trust Agreement and the trusts created hereby shall terminate and the Trust Estate shall be distributed to the Holder, and this Trust Agreement shall be of no further force and effect, upon the election of the Holder by notice to the Owner Trustee, if such notice shall be accompanied by the written agreement of the Holder assuming all the obligations of the Owner Trustee under or contemplated by the Operative Agreements and all other obligations of the Owner Trustee incurred by it as trustee hereunder; provided, however, that the Holder agrees for the express benefit of the Administrative Agent and the Lenders, that without the consent of the Administrative Agent, no such election shall be effective until the Liens and security interests of the Security Documents on the Collateral shall have been released and until full payment of the principal of, and interest on the Loans and all other sums due to the Lenders shall have been made. Such written agreement shall be reasonably satisfactory in form and substance to the Owner Trustee and shall release the Owner Trustee from all further obligations of the Owner Trustee hereunder and under the agreements and other instruments mentioned in the preceding sentence.

        SECTION 8.3 Termination at Option of the Owner Trustee. Notwithstanding any other section hereof, at any time that the Lease shall no longer be in full force and effect and the Administrative Agent shall have confirmed in writing to the Owner Trustee that the Lenders have received payment in full of the principal of and interest on the Loans and that all other sums due to the Administrative Agent and the Lenders under the Operative Documents shall have been made, then the Holder hereby authorizes the Owner Trustee to: (a) terminate this Trust Agreement and the trusts created hereby and (b) distribute and convey the Trust Estate to the Holder by executing the necessary transfer documents as contemplated by Section 8.4 hereof. The exercise of such option by the Owner Trustee shall cause this Trust Agreement to be of no further force and effect and shall release the Owner Trustee from all further obligations of the Owner Trustee hereunder and under the agreements and other instruments mentioned in the preceding sentence.

        SECTION 8.4 Actions by the Owner Trustee Upon Termination. Upon termination of this Trust Agreement and the trusts created hereby pursuant to
Section 8.1, Section 8.2 or Section 8.3, the Owner Trustee shall upon notice of such event take such action as may be necessary or as may be requested by the Holder to transfer the Trust Estate to the Holder, including, without limitation, the execution of instruments of transfer or assignment with respect to any of the Operative Agreements to which the Owner Trustee is a party.


                                ARTICLE IX

                SUCCESSOR OWNER TRUSTEES, CO-OWNER TRUSTEES
                        AND SEPARATE OWNER TRUSTEES

        SECTION 9.1    Resignation of the Owner Trustee; Appointment of
                       Successor.

             (a) The Owner Trustee may resign at any time without cause by giving at least 30 days' prior written notice to the Holder, the Administrative Agent and the Lessee; provided, however that such resignation shall not be effective until the acceptance of appointment by a successor Owner Trustee under Section 9.1(b). The Owner Trustee may be removed with or without cause at any time by the Holder upon consent to such removal by the Administrative Agent and with 30 days' prior written notice to the Owner Trustee, a copy of which notice shall be concurrently delivered by the Holder to the Administrative Agent and the Lessee. Any such removal shall be effective upon the acceptance of appointment by a successor Owner Trustee under Section 9.1(b). In case of the resignation or removal of the Owner Trustee, the Holder may appoint a successor Owner Trustee by an instrument signed by the Holder; provided, however, that such successor Owner Trustee must be approved by the Administrative Agent. In the event the Owner Trustee shall be an individual, his death or incapacity, or termination of employment (whether voluntary or involuntary) with First Security Bank of Utah, N.A. (or a successor corporate Owner Trustee or Owner Trustee Advisor) shall be treated as a resignation hereunder and shall be effective immediately. If a successor Owner Trustee shall not have been appointed within 30 days after the giving of written notice of such resignation or the delivery of the written instrument with respect to such removal, the Owner Trustee or the Holder may apply to any court of competent jurisdiction to appoint a successor Owner Trustee to act until such time, if any, as a successor shall have been appointed and shall have accepted its appointment as above provided. Any successor Owner Trustee so appointed by such court shall immediately and without further act be superseded by any successor Owner Trustee appointed as above provided within one year from the date of the appointment by such court.

             (b) Any successor Owner Trustee, however appointed, shall execute and deliver to the predecessor Owner Trustee an instrument accepting such appointment, and thereupon such successor Owner Trustee, without further act shall become vested with all the estates, properties, rights, powers, duties and trusts of the predecessor Owner Trustee in the trusts hereunder with like effect as if originally named an Owner Trustee herein; but nevertheless, upon the written request of such successor Owner Trustee such predecessor Owner Trustee shall execute and deliver an instrument transferring to such successor Owner
        Trustee, upon the trusts herein expressed, all the estates, properties, rights, powers, duties and trusts of such predecessor Owner Trustee, and such predecessor Owner Trustee shall duly assign, transfer, deliver and pay over to such successor Owner Trustee all moneys or other property then held by such predecessor Owner Trustee upon the trusts herein expressed.

             (c) Any successor Owner Trustee, however appointed, shall, to the extent the provisions of the Louisiana Trust Code shall then be deemed to apply to the Trust, be an individual, and otherwise, a bank or trust company incorporated and doing business within the United States of America and having a combined capital and surplus of at least $50,000,000, if there be such an institution willing, able and legally qualified to perform the duties of Owner Trustee hereunder upon reasonable or customary terms.

             (d) Any corporation into which the Owner Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Owner Trustee shall be a party, or any corporation to which substantially all the corporate trust business of the Owner Trustee may be transferred, shall, subject to the terms of Section 9.1(c), be the Owner Trustee under this Trust Agreement without further act.

        SECTION 9.2 Co-Trustees and Separate Trustees. Whenever the Owner Trustee or the Holder shall deem it necessary or prudent in order either (i) to conform to any law of any jurisdiction in which all or any part of the Trust Estate shall be situated or to which it may be subject or to make any claim or bring any suit with respect to the Trust Estate or any Operative Agreement, or (ii) shall be advised by counsel satisfactory to it that it is so necessary or prudent, or (iii) the Owner Trustee shall have been directed to do so by the Holder and the Administrative Agent, the Owner Trustee and the Holder shall execute and deliver an agreement supplemental hereto and all other instruments and agreements, and shall take all other action, necessary or proper to constitute one or more Persons who need not meet the requirements of Section 9.1(c) (and the Owner Trustee may appoint one or more of its officers) either as co-trustee or co-trustees (the "Co-Owner Trustee"), jointly with the Owner Trustee, of all or any part of the Trust Estate, or as separate trustee or separate trustees of all or any part of the Trust Estate, and to vest in such Persons, in such capacity, such title to the Trust Estate or any part thereof and such rights or duties as may be necessary or desirable, all for such period and under such terms and conditions as are satisfactory to the Owner Trustee and the Holder. In accordance with the foregoing:

             (a) Owner Trustee shall appoint a Co-Owner Trustee hereunder in part so that if, under any present or future law of any State where the Facility is located or of any jurisdiction in which it may be necessary to perform any act in carrying out the trusts herein created, Owner Trustee or any of its successors may be incompetent or unqualified or incapacitated or unwilling to perform certain acts as such Owner Trustee, then upon the written request of Owner Trustee of any of its successors received by any Co-Owner Trustee, all of such acts required to be performed in such jurisdiction in the execution of the trust hereby created, shall and will be performed by any Co-Owner Trustee, or any of his successors, in trust acting alone, as if he or such successor had been specifically authorized so to do or had been the sole Owner Trustee hereunder. Any Co-Owner Trustee shall continue to perform such acts until otherwise directed in writing by Owner Trustee or any of its successors. Any request in writing by Owner Trustee or any of its successors to the Co-Owner Trustee shall be sufficient warrant for him to take such action as may be so requested.

             (b) Except as it may be deemed necessary for any Co-Owner Trustee or any of his successors solely or jointly to execute the trusts herein created, Owner Trustee or any of its successors shall solely have and exercise the powers, and shall be solely charged with the performance of the duties, hereinbefore declared on the part of the Owner Trustee to be had, exercised and performed; and any Co-Owner Trustee shall not be liable therefor. Any Co-Owner Trustee or any successor to him may delegate to Owner Trustee or its successor hereunder the exercise of any power, discretion or otherwise, conferred by any provision of this Trust Agreement.

             (c) Any act of the Owner Trustee herein required or authorized shall and will be jointly or separately performed by Owner Trustee or its successors hereunder and by any Co-Owner Trustee or any of his successors appointed hereunder, if such joint performance or separate performance shall be necessary to the legality of such act and when so acting all references herein to "First Security Bank of Utah, N.A." shall be deemed to be references to such Co-Owner Trustee in its individual capacity and all references to "Owner Trustee" shall be deemed to be references to any Co-Owner Trustee, and such Co-Owner Trustee shall be entitled to all the protection, indemnification, immunity and compensation herein provided to Owner Trustee acting singly in reference to such acts (subject to the limitations to such a protection, indemnification, immunity and compensation set forth herein).

             (d) Owner Trustee or its successor in trust shall have and is hereby given the power at any time by an instrument in writing duly executed by a Vice President, and under its corporate seal, to remove any Co-Owner Trustee or his successor, from his position as Co-Owner Trustee hereunder. In the case of death, resignation, removal, incapacity or inability to act hereunder of the Co-Owner Trustee, or his successor as Co-Owner Trustee, any adult citizen of the United States of America may be appointed Co-Owner Trustee hereunder by the person who shall at the time be a Vice President of the corporation then acting as Owner Trustee hereunder by an instrument in writing duly executed and, subject to its right to revoke such appointment or to appoint another person, Owner Trustee shall appoint a successor Co-Owner Trustee, such appointment to be immediately effective in case of the death, resignation, removal or inability or incapacity to act hereunder of the Co-Owner Trustee. In the event a vacancy occurs in the office of the Co-Owner Trustee, either by reason of resignation, removal, incapacity or inability to act and no successor is appointed pursuant to the foregoing provisions within 30 days after such vacancy occurs, the Holder and the Administrative Agent may jointly appoint a successor to the Co-Owner Trustee in the same manner as is provided for the appointment of a successor to the Co-Owner Trustee hereunder.

             (e) At any time or times, for the purposes of meeting the legal requirements of any jurisdiction in which any part of the Trust Estate hereunder may at the time be located, or to avoid any violation of law or imposition of taxes not otherwise imposed on the Owner Trustee, or if the Owner Trustee shall deem it desirable for its own protection, Owner Trustee shall have power to appoint one or more persons (who may be officers of Owner Trustee either to act as an additional co-trustee, jointly with Owner Trustee) of all or any part of the Trust Estate hereunder, or of any property constituting part thereof, or to act as separate trustee of any part of the Trust Estate in either case with such powers as may be provided in the instrument of appointment and are consistent with the terms hereof, and to vest in such person or persons in the capacity as aforesaid, any property, title, right or power deemed necessary or desirable, subject to the remaining provisions of this Section 9.2.

             (f) Notwithstanding any provision of this Trust Agreement to the contrary, any additional co-trustee shall act upon and be subject to the following terms and conditions:

                  All rights, powers, duties and obligations conferred or
             imposed upon the Owner Trustee shall be conferred or imposed solely upon and solely exercised and performed by Owner Trustee except to the extent that under any law of any jurisdiction in which any particular act or acts are to be performed Owner Trustee or the Owner Trustee shall be incompetent or unqualified to perform such act or acts or to avoid any violation of law or imposition of taxes not otherwise imposed on the Owner Trustee, or if the Owner Trustee shall deem it desirable for their own protection, in which event such rights, powers, duties and obligations shall be exercised and performed by such co-trustee or Co-Owner Trustee.

             (g) No power granted by this Trust Agreement to, or which this Trust Agreement provides may be exercised by, the Owner Trustee in respect of the custody, control and management of moneys may be exercised by any Co-Owner Trustee or any subsequently appointed co-trustee except jointly with, or with the consent in writing of, Owner Trustee for disbursement or application in accordance with the terms hereof.

             (h) All moneys which may be received or collected by any Co-Owner Trustee or such subsequently appointed co-trustees shall be paid over to Owner Trustee to be distributed in accordance with this Trust Agreement and the other Operative Agreements.

             (i) Any Co-Owner Trustee, or any subsequently appointed co-trustee to the extent permitted by law, does hereby constitute Owner Trustee or its successors hereunder his or her agent or attorney in fact, with full power and authority to do any and all acts and things and exercise any and all discretion authorized or permitted by the Co-Owner Trustee or such subsequently appointed co-trustee, in its behalf or in its name.

             (j) No trustee hereunder shall be personally liable by reason of any act or omission of any other trustee hereunder.

        SECTION 9.3 Notice. At all times that a successor Owner Trustee is appointed pursuant to Section 9.1, an Owner Trustee resigns pursuant to Section
9.1 or the Co-Owner Trustee, a co-trustee or separate trustee, is appointed pursuant to Section 9.2, the Holder shall give notice of such fact within 30 days of its occurrence to (x) the Lessee, if the Lease is then in effect and
(y) the Administrative Agent, if the Credit Agreement is in effect.


                                 ARTICLE X

                        SUPPLEMENTS AND AMENDMENTS

        SECTION 10.1 Supplements and Amendments. Subject to Section 10.2 of this Trust Agreement, and Section 10.2 of the Participation Agreement, at the written request of the Holder, this Trust Agreement shall be amended by a written instrument signed by Owner Trustee and the Holder.

        SECTION 10.2 Limitation on Amendments. Notwithstanding Section 10.1, Owner Trustee shall not, without the consent of the Administrative Agent execute any amendment that might result in the trusts created hereunder being terminated prior to the satisfaction and discharge of the Lien and security interest of the Security Documents on the Collateral and the payment in full of the principal of and interest on the Loans and other than in accordance with the terms of the Credit Agreement.


                                ARTICLE XI

                               MISCELLANEOUS

        SECTION 11.1 No Legal Title to Trust Estate in the Holder. The Holder shall not have legal title to any part of the Trust Estate; provided, however, that the Holder has a beneficial interest in the Trust Estate. No transfer, by operation of law or otherwise, of any right, title or interest of the Holder in and to the Trust Estate or hereunder shall operate to terminate this Trust Agreement or the Trust or the trusts hereunder or entitle any successor or transferee to an accounting or to the transfer to it of legal title to any part of the Trust Estate.

        SECTION 11.2 Sale of the Facility by the Owner Trustee is Binding. Any sale, transfer, or other conveyance of the Facility or any part thereof by the Owner Trustee made pursuant to the terms of this Trust Agreement or any other Operative Agreement shall bind the Holder and shall be effective to sell, transfer and convey all right, title and interest of the Owner Trustee and the Holder in and to the Facility or any part thereof. No purchaser or other grantee shall be required to inquire as to the authorization, necessity, expediency or regularity of such sale or conveyance or as to the application of any sale or other proceeds with respect thereto by the Owner Trustee.

        SECTION 11.3 Limitations on Rights of Others. Nothing in this Trust Agreement whether express or implied, shall be construed to give to any Person, other than Owner Trustee and the Holder, any legal or equitable right, remedy or claim under or in respect of this Trust Agreement, any covenants, conditions or provisions contained herein or in the Trust Estate; but this Trust Agreement shall be held for the sole and exclusive benefit of the Owner Trustee and the Holder. The Administrative Agent shall have the right to enforce the provisions of Sections 5.1, 5.2, 5.3, 5.4, 6.2, 6.8, 8.1, 8.2, 8.3, 9.1, 9.2,
9.3, 10.1 and 10.2 hereof prior to the payment in full of the principal of and interest on the Loans and such other amounts due and payable to the Lenders or the Administrative Agent under the Operative Agreements.

        SECTION 11.4 Notices. Unless otherwise expressly specified or permitted by the terms hereof, all notices hereunder shall be given as provided in the Participation Agreement.

        SECTION 11.5 Severability. Any provision of this Trust Agreement that may be determined by competent authority to be prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

        SECTION 11.6 Limitation on the Holder's Liability. The Holder shall have no liability for the performance of this Trust Agreement except as expressly set forth herein.

        SECTION 11.7 Separate Counterparts; Dating. This Trust Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute but one and the same instrument.

        SECTION 11.8   Successors and Assigns.

             (a) All covenants and agreements contained herein shall be binding upon, and inure to the benefit of, Trust Company, the Owner Trustee and its successors and assigns and the Holder and its successors and assigns, all as herein provided. Any request, notice, direction, consent, waiver or other instrument or action by the Holder shall bind the successors and assigns of the Holder.

             (b) Subject to the terms of Section 12.1 of the Participation Agreement, the Holder may transfer or assign all or any portion of its right, title and interest in the Trust Estate, this Trust
        Agreement and the Certificate of the Holder pursuant to an assignment agreement in a form acceptable to the Owner Trustee, which assignment agreement shall provide, without limitation, that the assignee undertakes and assumes all obligations and covenants of the Holder under this Trust Agreement and the other Operative Documents. The Holder proposing the transfer or assignment shall notify the Owner Trustee in writing of the effective date of the transfer or assignment, which effective date shall be at least three (3) Business Days after the date of such notification. The Owner Trustee shall maintain a register showing the Holder and its interests in the Trust Estate and, upon the occurrence of a permitted assignment pursuant to this Section 11.8(b), shall issue a Certificate to the assignee and, if the assigning Holder is maintaining an interest hereunder, a new Certificate to such assigning Holder representing its revised interest in the Trust Estate.

        SECTION 11.9 Headings. The headings of the various articles and sections herein are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.

        SECTION 11.10 Governing Law. THIS TRUST AGREEMENT HAS BEEN DELIVERED IN, AND SHALL IN ALL RESPECTS BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF, THE STATE OF GEORGIA.

        SECTION 11.11 Performance by the Holder. Any obligation of the Owner Trustee hereunder or under any Operative Document or other document contemplated herein may be performed by the Holder and any such performance shall not be construed as a revocation of the trusts created hereby.

        SECTION 11.12 Conflict with Operative Agreements. If this Trust Agreement (or any instructions given by the Holder pursuant hereto) shall require that any action be taken with respect to any matter and any other Operative Agreement (or any instructions duly given in accordance with the terms thereof) shall require that a different action be taken with respect to such matter, and such actions shall be mutually exclusive, the provisions of such other Operative Agreement, in respect thereof, shall control.

        SECTION 11.13 No Implied Waiver. No term or provision of this Trust Agreement may be changed, waived, discharged or terminated orally, but only by an instrument in writing entered into as provided in Section 10.1; and any such waiver of the term hereof shall be effective only in the specific instance and for the specific purpose given.


        IN WITNESS WHEREOF, the parties hereto have caused this Trust Agreement to be duly executed by their respective officers hereunto duly authorized, as of the date set forth above.

                                 FIRST SECURITY BANK OF UTAH, N.A.

                                 By:
                                 Name:
                                 Title:



                                 First Security Bank of Utah, N.A.
                                 79 South Main Street
                                 Salt Lake City, Utah  84111
                                 Attention:  Val T. Orton
                                 Telecopy Number: (801) 246-5053
                                 Telephone Number:     (801) 246-5300
WITNESSES AS TO
FIRST SECURITY BANK OF UTAH, N.A.,
not individually, except as
expressly stated herein, but solely
as Owner Trustee under the GGC Trust 1996-1





STATE OF                    )
                            ) ss:
COUNTY OF                   )

   The foregoing Trust Agreement was acknowledged before me, the undersigned Notary Public, in the County of _____________ this ______ day of ______________,
1996 by
_____________________, as ________________ of First Security Bank of Utah, N.A.,
a national banking association, on behalf of the bank.

   FIRST SECURITY BANK OF UTAH, N.A.

   By:
   Name:
   Title:


[Notarial Seal]
                                      Notary Public
My commission expires: ________________



   NATIONSBANC LEASING CORPORATION OF
   NORTH CAROLINA, as the Holder


   By:
   Name:
   Title:

                                 NationsBanc Leasing Corporation
                                      of North Carolina
                                 101 South Tryon Street
                                 NC1-002-38-20
                                 Charlotte, North Carolina 28255
                                 Attention:     M. Randall Ross
                                           Senior Vice President
                                 Telephone:      (704) 386-8234
                                 Telecopy:   (740) 386-0892
WITNESSES AS TO
NATIONSBANC LEASING CORPORATION
OF NORTH CAROLINA, as the Holder





STATE OF                         )
                                 ) ss:
COUNTY OF                        )

   The foregoing Trust Agreement was acknowledged before me, the undersigned Notary Public, in the County of _____________ this ______ day of ______________,
1996 by _____________________, as ________________ of NationsBanc Leasing
Corporation of North Carolina, a North Carolina corporation, on behalf of the corporation.

   NATIONSBANC LEASING CORPORATION OF
   NORTH CAROLINA

   By:
   Name:
   Title:


[Notarial Seal]
                                      Notary Public
My commission expires: ________________



   AGREED TO:


   Val T. Orton, in his individual capacity
   c/o First Security Bank of Utah, N.A.
   79 South Main Street
   Salt Lake City, Utah  84111
   Telecopy Number:              (801) 246-5053
   Telephone Number:             (801) 246-5300

WITNESSES AS TO
Val T. Orton, in his individual capacity





STATE OF                    )
                            ) ss:
COUNTY OF                   )

   The foregoing Trust Agreement was acknowledged before me, the undersigned Notary Public, in the County of _____________ this ______ day of ______________,
1996 by Val T. Orton.


                            Val T. Orton, in his individual capacity


[Notarial Seal]
                                      Notary Public
My commission expires: ________________

                                EXHIBIT A

                        FORM OF HOLDER CERTIFICATE



                     FIRST SECURITY BANK OF UTAH, N.A.

                               TRUSTEE UNDER

               TRUST AGREEMENT DATED AS OF FEBRUARY 6, 1996


                            HOLDER CERTIFICATE

                             GGC TRUST 1996-1


$_______________                                           February 6, 1996

   First Security Bank of Utah, N.A., as trustee (herein in such capacity called the "Owner Trustee") under that certain Trust Agreement dated as of February 6, 1996 (herein called the "Trust Agreement", the defined terms therein not otherwise defined herein being used herein with the same meanings), between NationsBanc Leasing Corporation of North Carolina as the Holder and the Owner Trustee, hereby certifies as follows: (i) this Holder Certificate is the Holder Certificate referred to in the Section 3.1(d) of the Trust Agreement, which Holder Certificate has been issued by the Trustee pursuant to the Trust Agreement and (ii) subject to the prior payment of, and to the assignment, pledge or mortgage of the Trust Estate to secure the Notes as set forth in the applicable Operative Agreements, the holder of this Holder Certificate has an undivided beneficial interest in properties of the Owner Trustee constituting part of the Trust Estate and is entitled to receive as provided in the Trust Agreement, a portion of the Rent received or to be received by the Owner Trustee for the Facility, as well as a portion of certain other payments which may be received by the Trustee or the Holder pursuant to the terms of the Operative Agreements as more particularly set forth therein.

   All amounts payable hereunder and under the Trust Agreement shall be paid only from the income and proceeds from the Trust Estate and only to the extent that the Owner Trustee shall have received sufficient income or proceeds from the Trust Estate to make such payments in accordance with the terms of the Trust Agreement, except as specifically provided in Section 6.1 of the Trust Agreement; and the holder hereof, by its acceptance of this Holder Certificate, agrees that it will look solely to the income and proceeds from the Trust Estate to the extent available for distribution to the holder hereof as provided in the Trust Agreement and to the income and proceeds of the Holder Collateral under the Security Documents and that, except as specifically provided in the Trust Agreement, the Owner Trustee is not personally liable to the holder hereof for any amount payable under this Holder Certificate or the Trust Agreement.

   The amounts payable to the holder hereof pursuant to the Trust Agreement shall be paid or caused to be paid by the Owner Trustee to, or for the account of, the Holder, or its nominee, by transferring such amount in immediately available funds to a bank institution or banking institutions with bank wire transfer facilities for the account of the Holder or as otherwise instructed in writing from time to time by the Holder.

   This Holder Certificate shall be due on the Expiration Date. The Holder Amount hereof, pursuant to the Trust Agreement, shall be redeemed in part in the amounts and on the dates set forth in Schedule 1 of the Participation Agreement.

   This Holder Certificate shall bear a yield on the Holder Amount hereof from time to time outstanding hereunder and under the Trust Agreement at the Holder Yield as provided in the Trust Agreement. The Holder Yield on this Holder Certificate shall be computed as provided in the Trust Agreement and shall be payable at the rates, at the times and from the dates specified in the Trust Agreement.

   From and after the execution of the Participation Agreement, the rights of the holder of this Holder Certificate under the Trust Agreement as well as the beneficial interest of the holder of this Holder Certificate in and to the properties of the Owner Trustee constituting part of the Trust Estate, are subject and subordinate to the rights of the holders of the Notes to the extent provided in the applicable Operative Agreements. The Trust Estate has been or will be assigned, pledged and mortgaged to the Administrative Agent, on behalf of the Lenders, as security for the Notes. Reference is hereby made to the Trust Agreement, the Participation Agreement, the Credit Agreement, the Security Agreement and the Notes for statements of the rights of the holder of this Holder Certificate and of the rights of the holders of, and the nature and extent of the security for, the Notes, as well as for a statement of the terms and conditions of the trusts created by the Trust Agreement, to all of which terms and conditions the holder hereof agrees by its acceptance of this Holder Certificate.

   The holder hereof, by its acceptance of this Holder Certificate, agrees not to transfer this Holder Certificate except in accordance with the terms of the Trust Agreement and the other Operative Agreements.

   THIS HOLDER CERTIFICATE SHALL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO CONFLICTS OF LAW PROVISIONS) AND DECISIONS OF THE STATE OF GEORGIA. WHENEVER POSSIBLE EACH PROVISION OF THIS HOLDER CERTIFICATE SHALL BE INTERPRETED IN SUCH MANNER AS TO BE EFFECTIVE AND VALID UNDER APPLICABLE LAW, BUT IF ANY PROVISION OF THIS HOLDER CERTIFICATE SHALL BE PROHIBITED BY OR INVALID UNDER APPLICABLE LAW, SUCH PROVISION SHALL BE INEFFECTIVE TO THE EXTENT OF SUCH PROHIBITION OR INVALIDITY, WITHOUT INVALIDATING THE REMAINDER OF SUCH PROVISION OR THE REMAINING PROVISIONS OF THIS HOLDER CERTIFICATE.


   IN WITNESS WHEREOF, the undersigned authorized officer of the Owner Trustee has executed this Holder Certificate as of the date first set forth above.



                             FIRST SECURITY BANK OF UTAH, N.A.
                             as Owner Trustee



                             By:
                             Name:
                             Title:


                             AGREED TO:


                             Val T. Orton, subject to Section 6.9 of the Trust Agreement, as Owner Trustee

                                                                EXHIBIT 10(b)
Drawn By and Mail To:
Moore & Van Allen, PLLC
NationsBank Corporate Center
100 North Tryon Street, Floor 47
Charlotte, North Carolina 28202-4003
Attention:  Lea Stromire Johnson

                 LEASEHOLD MORTGAGE, ASSIGNMENT OF LEASES,
                SECURITY AGREEMENT AND FINANCING STATEMENT


     BE IT KNOWN, that on the dates and in the places hereinbelow set forth but effective as of February 16, 1996, before the undersigned notaries public, duly commissioned and qualified in and for the jurisdictions hereinbelow set forth, and in the presence of the undersigned competent witnesses, personally came and appeared:

          FIRST SECURITY BANK OF UTAH, N.A., a national banking association, represented herein by Brett R. King, its Trust Officer, duly authorized by resolutions of the board of directors of said bank, a certified copy of which resolutions is attached hereto and made a part hereof, appearing herein and executing and delivering this instrument not individually but solely as Owner Trustee under the GGC Trust 1996-1 (hereinafter the "Grantor");

          GEORGIA GULF CORPORATION, a Delaware corporation, represented herein by Richard B. Marchese, its Vice President, duly authorized by resolutions of the board of directors of said corporation, a certified copy of which resolutions is attached hereto and made a part hereof (hereinafter "Georgia Gulf");

          VAL T. ORTON, subject to Section 6.9 of the Trust Agreement, as Owner Trustee;

who declare that they do execute and deliver this Leasehold Mortgage, Assignment of Leases, Security Agreement and Financing Statement (as amended, supplemented or otherwise modified from time to time, the "Mortgage") for the benefit of NATIONSBANC LEASING CORPORATION OF NORTH CAROLINA, for itself as Holder (as referred to herein, either the "Holder" or the "Grantee") and for the Administrative Agent in its capacity as agent for the Lenders and for the purposes and on the terms and conditions hereinbelow set forth:

            ARTICLE 1 - Certain Definitions; Granting Clauses;
                            Secured Obligations

     Section 1.1. Certain Definitions and Reference Terms. For purposes hereof, "Ground Lease" shall mean that certain ground lease dated as of the date hereof from Georgia Gulf (as hereinafter defined), as landlord, to Grantor, as tenant. To the extent any capitalized term is not defined herein, such term shall have the meaning set forth in Appendix A to that certain Participation Agreement dated as of February 6, 1996 (as amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the terms thereof, the "Participation Agreement") by and among Georgia Gulf, Grantor, Holder, various banks and other lending institutions which are parties thereto (the "Lenders") and NationsBank of Georgia, N.A., as administrative agent for the Lenders (the "Administrative Agent").

     Section 1.2. Mortgaged Property. Grantor does hereby, and GEORGIA GULF, where applicable, does hereby, specifically mortgage, affect, hypothecate, and grant a security interest in, to Grantee, for the benefit of Holder and the Administrative Agent, the following:

          (a) as to Grantor only, the Grantor's leasehold estate, as lessee under a Ground Lease dated as of February 16, a memorandum of which was recorded at Entry No. ________, COB ________, Page _________, on
     __________, 1996 in the Conveyance Records of Iberville Parish, in the real estate (herein called the "Land") described in Exhibit A which is attached hereto and incorporated herein by reference and, as to Grantor and Georgia Gulf, (i) all interests in the Land, all improvements now or hereafter situated or to be situated on the Land (herein together called the "Improvements"); and (ii) all right, title and interest of such party in and to (1) all rights of ingress and egress to the roadway described in Exhibit B which is attached hereto and incorporated herein by reference; (2) any strips or gores between the Land and abutting or adjacent properties; and (3) all water and water rights, timber, crops and mineral interests on or pertaining to the Land (the Land, Improvements and other rights, titles and interests referred to in this clause (a) being herein sometimes collectively called the "Premises");

          (b) as to Grantor and Georgia Gulf, all fixtures, equipment, systems, machinery, furniture, furnishings, appliances, inventory, goods, building and construction materials, supplies, and articles of personal property, of every kind and character, now owned or hereafter acquired by such party, which are now or hereafter attached to or situated in, on or about the Land or the Improvements, or used in or necessary to the complete and proper planning, development, use, occupancy or operation thereof, or acquired (whether delivered to the Land or stored elsewhere) for use or installation in or on the Land or the Improvements, and all renewals and replacements of, substitutions for and additions to the foregoing (the properties referred to in this clause (b) being herein sometimes collectively called the "Accessories," all of which are hereby declared to be permanent accessions to the Land);

          (c) as to Grantor and Georgia Gulf, all (i) plans and specifications for the Improvements; (ii) such party's rights, but not liability for any breach by such party, under all insurance policies and other contracts and general intangibles related to the Premises or the Accessories or the operation thereof; (iii) deposits (including, but not limited to, such party's rights in tenants' security deposits, deposits with respect to utility services to the Premises, and any deposits or reserves for taxes, insurance or otherwise), money, accounts, instruments, documents, notes and chattel paper arising from or by virtue of any transactions related to the Premises or the Accessories; (iv) to the extent assignable, permits, licenses, franchises, certificates, development rights, commitments and rights for utilities, and other rights and privileges obtained in connection with the Premises or the Accessories;
     (v) all leases for real and personal property, security deposits, rents, royalties, bonuses, issues, profits, revenues and other benefits of the Premises and the Accessories, including all accounts receivable, credit card receivables, petty cash, guest room charges, reservation deposits, advance payments and all income and revenue derived from guests, conventions, room rentals, food sales, beverage sales, telephone usage, vending machines, parking, catering, and all miscellaneous other income (the "Rents and Profits"); (vi) oil, gas and other hydrocarbons and other minerals produced from or allocated to the Land and all products processed or obtained therefrom, and the proceeds thereof; and (vii) engineering, accounting, title, legal and other technical or business data concerning the Mortgaged Property (as hereinafter defined) which are in the possession of such party or in which such party otherwise can grant a security interest; and

          (d) as to Grantor and Georgia Gulf, all (i) proceeds of or arising from the properties, rights, titles and interests referred to above in this Section 1.2, including but not limited to proceeds of any sale, lease or other disposition thereof, proceeds of each policy of insurance relating thereto, proceeds of the taking thereof or of any rights appurtenant thereto, including change of grade of streets, curb cuts or other rights of access, by eminent domain, expropriation or transfer in lieu thereof for public or quasi-public use under any law, and proceeds arising out of any damage thereto; and (ii) other interests of every kind and character which such party now has or hereafter acquires in, to or for the benefit of the properties, rights, titles and interests referred to above in this Section 1.2 and all property used or useful in connection therewith, including but not limited to rights of ingress and egress and remainders, reversions and reversionary rights or interests; and, as to Grantor only, if the estate of such party in any of the property referred to above in this Section 1.2 is a leasehold estate, this conveyance shall include, and the lien and security interest created hereby shall encumber and extend to, all other or additional title, estates, interests or rights which are now owned or may be acquired hereafter by such party in or to the property demised under the lease creating the leasehold estate;

          TO HAVE AND TO HOLD the foregoing rights, interests and properties, and all rights, estates, powers and privileges appurtenant thereto (herein collectively called the "Mortgaged Property"), unto Grantee, and its successors or successors and assigns. No part of the Mortgaged Property constitutes all or any part of the homestead of Grantor or Georgia Gulf.

     Section 1.3. Security Interest. Grantor and Georgia Gulf hereby assign to Grantee and grant to Grantee a security interest in all of the Mortgaged Property which constitutes movable property (personal property) owned by such party or fixtures (herein sometimes collectively called the "Collateral").
In addition to its rights hereunder or otherwise, Grantee shall have all of the rights of a secured party under the Uniform Commercial Code in force in the state where the Mortgaged Property is located or in any other state to the extent the same is applicable law (the "UCC").

     Section 1.4. Certificates, Note, Operative Agreements, Other Obligations. This Mortgage is made to secure and enforce the payment and performance of the following amounts, obligations, indebtedness, liabilities, certificates and promissory notes and all renewals, extensions, supplements, increases, and modifications thereof in whole or in part from time to time: (a) the amounts and other obligations of any kind or type owing to the Grantee and/or the Holder under any of the Operative Agreements, including specifically without limitation any and all amounts evidenced by the Certificates and/or the Trust Agreement; and (b) the indebtedness, amounts and other obligations of any kind or type owing to Grantee, the Administrative Agent and/or any Lender under any of the Operative Agreements, including specifically without limitation any and all amounts evidenced by or owing under the Notes and/or the Credit Agreement. The amounts, obligations, indebtedness, liabilities and other items referred to in this Section 1.4, whether now existing or hereafter arising, are hereinafter sometimes referred to as the "Secured Obligations".

     Section 1.5. Maximum Amount. The maximum amount secured that may be outstanding at any time and from time to time that this Mortgage secures, including without limitation as a mortgage and as a security agreement, and including any advances made under Section 1.4 hereof and elsewhere as authorized by this Mortgage and included within the secured amount, is One Hundred Twenty Million Dollars ($120,000,000.00).

     Section 1.6. Advances by Grantee. Grantor and Georgia Gulf authorize Grantee to advance any sums necessary, limited only as hereinafter set forth, for the purpose of paying (a) insurance premiums, (b) taxes, forced contributions, service charges, local assessments and government charges, (c) any liens or encumbrances affecting the Mortgaged Property (whether superior or subordinate to the lien of this Mortgage) not permitted by this Mortgage,
(d) necessary repairs and maintenance expenses or (e) any other amounts which Grantee deems necessary and appropriate to preserve the validity and ranking of this Mortgage or as otherwise permitted hereunder, of whatever nature or kind; provided, however, that nothing herein contained shall be construed as making such advances obligatory upon Grantee, or as making Grantee liable for any loss, damage, or injury resulting from the nonpayment thereof. Such advances, up to additional maximum amount equal to 50% of the original principal amount of the Secured Obligations, shall be exclusive of and in addition to the principal and interest due on the Secured Obligations, and shall be included in the amount secured hereby.

     Section 1.6. Possession. Unless and until an Event of Default occurs (as defined in Article 4), Grantor, or its designee, may remain in possession and control of and operate and manage the Premises.


           ARTICLE 2 - Representations, Warranties and Covenants

     Section 2.1. Subject to the provisions of Section 6.18 hereof, Grantor and Georgia Gulf represent, warrant, and covenant as follows:

     (a) Performance of Obligation. Each of Grantor and Georgia Gulf will timely and properly perform and comply with all of the covenants, agreements, and conditions imposed upon such entity by this Mortgage within all applicable grace periods.

     (b) Creation of Lien Interest. Each of Grantor and Georgia Gulf warrants that such entity has the valid right and power to grant this Mortgage.

     (c) Nature of Transaction. Each of Grantor and Georgia Gulf warrants that such entity is engaging in this transaction exclusively for business, commercial or investment purposes.

     (d) Ownership of Land. Georgia Gulf warrants that it holds unencumbered title to the Land in full ownership, except for the Permitted Exceptions.


            ARTICLE 3 - Assignment of Leases, Rents and Profits

     Section 3.1 No Assignee Duties. With respect to the assignment of the leases and agreements affecting the Premises and the Rents and Profits, the Grantee shall not be obligated to perform or discharge any obligation or duty to be performed or discharged by Grantor or Georgia Gulf, as applicable, under any of the leases or agreements assigned under this Mortgage. Grantor or Georgia Gulf, as applicable, hereby agrees to indemnify the Grantee for, and to save it harmless from, any and all liability arising from any such agreements or from such assignment in accordance with the Operative Agreements. Such assignment shall not place responsibility for the control, care, management or repair of the Premises upon the Grantee, or make the Grantee responsible or liable for any negligence in the management, operation, upkeep, repair or control of the Premises resulting in loss or injury or death to any tenant, licensee, employee or stranger.


                       ARTICLE 4 - Event of Default

     Section 4.1. Events of Default. The occurrence of any Event of Default shall be an event of default under this Mortgage.


                           ARTICLE 5 - Remedies

     Section 5.1. Certain Remedies. If an Event of Default shall occur, Grantee may exercise (but shall have no obligation to exercise) any one or more of the following remedies, without notice (unless notice is required by applicable statute):

     (a) Collection of Rents and Profits. Subject to the terms and conditions of the Operative Agreements, Grantee may revoke the right of Grantor and Georgia Gulf to collect Rents and Profits from the Premises and may collect the rents and profits either itself or through a receiver.

     (b) Foreclosure. Grantee shall have the right to foreclose the interest of Grantor and Georgia Gulf in all or any part of the Mortgaged Property in accordance with applicable law.

     (c) Uniform Commercial Code. Without limitation of Grantee's rights of enforcement with respect to the Collateral or any part thereof in accordance with the procedures for foreclosure of real estate, Grantee may exercise its rights of enforcement with respect to the Collateral or any part thereof under the UCC as amended and in conjunction with, in addition to or in substitution for those rights and remedies: (1) after appropriate court approval, Grantee may enter upon the premises of the Grantor and/or Georgia Gulf to take possession of, assemble and collect the Collateral or, to the extent and for those items of the Collateral permitted under applicable law, to render it unusable; (2) Grantee may require Grantor and Georgia Gulf to assemble the Collateral and make it available at a place Grantee designates which is mutually convenient to allow Grantee to take possession or dispose of the Collateral; (3) written notice mailed to Grantor and Georgia Gulf as provided herein at least five (5) days prior to the date of public sale of the Collateral or prior to the date after which private sale of the Collateral will be made shall constitute reasonable notice; (4) any sale made pursuant to the provisions of this paragraph shall be deemed to have been a public sale conducted in a commercially reasonable manner if held contemporaneously with and upon the same notice as required for the sale of the Mortgaged Property; (5) in the event of a foreclosure sale, whether made under the terms hereof, or under judgment of a court, the Collateral and the other Mortgaged Property, at the option of Grantee, may be sold as a whole;
(6) it shall not be necessary that Grantee take possession of the Collateral or any part thereof prior to the time that any sale pursuant to the provisions of this Section is conducted and it shall not be necessary that the Collateral or any part thereof be present at the location of such sale; (7) with respect to application of proceeds of disposition of the Collateral under Section 5.2 hereof, the costs and expenses incident to disposition shall include the reasonable expenses of retaking, holding, preparing for sale or lease, selling, leasing and the like and the reasonable attorneys' fees and legal expenses incurred by Grantee; (8) any and all statements of fact or other recitals made in any bill of sale or assignment or other instrument evidencing any foreclosure sale hereunder as to nonpayment of the secured amount or as to the occurrence of any default, or as to Grantee having declared all of such amount to be due and payable, or as to notice of time, place and terms of sale and of the properties to be sold having been duly given, or as to any other act or thing having been duly done by Grantee, shall be taken as prima facie evidence of the truth of the facts so stated and recited; and (9) Grantee may appoint or delegate, or seek the appointment of, any one or more persons as agent to perform any act or acts necessary or incident to any sale held by Grantee, including the sending of notices and the conduct of the sale, but in the name and on behalf of Grantee.

     (d) Lawsuits. Grantee may proceed by a suit or suits in equity or at law, whether for collection of the amount secured hereby, the specific performance of any covenant or agreement herein contained or in aid of the execution of any power herein granted, or for any foreclosure hereunder or for the sale of the Mortgaged Property under the judgment or decree of any court or courts of competent jurisdiction. Grantor and Georgia Gulf, for themselves, their respective successors and assigns, do by these presents agree and stipulate that it shall be lawful for, and Grantor and Georgia Gulf hereby authorize, Grantee, upon the occurrence of a default, without making a demand or putting in default (demand and putting in default being expressly waived), to cause all and singular the Mortgaged Property to be seized and sold by executory or ordinary process, without appraisement (appraisement being expressly waived), either in its entirety or in lots or parcels, all as Grantee may determine, to the highest bidder for cash or on such terms as the Grantee in such proceedings may direct and otherwise exercise all rights, powers and remedies afforded herein and otherwise afforded under applicable law.

     (e) Entry on Mortgaged Property. Grantee is authorized, prior or subsequent to the institution of any foreclosure proceedings, to the fullest extent permitted by applicable law, to enter upon the Mortgaged Property, or any part thereof, and to take possession of the Mortgaged Property and all books and records relating thereto, and to exercise without interference from Grantor or Georgia Gulf any and all rights which Grantor or Georgia Gulf has with respect to the management, possession, operation, protection or preservation of the Mortgaged Property. Grantee shall not be deemed to have taken possession of the Mortgaged Property or any part thereof except upon the exercise of its right to do so, and then only to the extent evidenced by its demand and overt act specifically for such purpose. All costs, expenses and liabilities of every character incurred by Grantee in managing, operating, maintaining, protecting or preserving the Mortgaged Property shall constitute a demand obligation of Grantor or Georgia Gulf (which obligation each such entity hereby promises to pay) to Grantee pursuant to this Mortgage except to the extent such costs, expenses or liabilities result from Grantee's bad faith or through Grantee's gross negligence or willful misconduct. If necessary to obtain the possession provided for above, Grantee may invoke any and all legal remedies to dispossess Grantor and/or Georgia Gulf. In connection with any action taken by Grantee pursuant to this Section, Grantee shall not be liable for any loss sustained by Grantor and/or Georgia Gulf resulting from any failure to let the Mortgaged Property or any part thereof, or from any act or omission of Grantee in managing the Mortgaged Property unless such loss is caused by the willful misconduct, gross negligence and bad faith of Grantee, nor shall Grantee be obligated to perform or discharge any obligation, duty or liability of Grantor or Georgia Gulf arising under any lease or other agreement relating to the Mortgaged Property or arising under any Permitted Lien or otherwise arising. Grantor and Georgia Gulf hereby assent to, ratify and confirm any and all actions of Grantee with respect to the Mortgaged Property taken under this Section.

     (f) Keeper. In the event the Mortgaged Property, or any part thereof, is seized as an incident to an action for the recognition or enforcement of this Mortgage by executory process, ordinary process, sequestration, writ of fieri facias or otherwise, Grantor, Georgia Gulf and Grantee agree that the court issuing any such order shall, if petitioned for by Grantee, direct the applicable sheriff to appoint as a keeper of the Mortgaged Property, the Grantee or any agent designated by Grantee or any other person named by Grantee at the time such seizure is effected. This designation is pursuant to Louisiana Revised Statutes 9:5136 through 5140.2 inclusive, as the same may be amended from time to time, and Grantee shall be entitled to all the rights and benefits afforded thereunder. It is hereby agreed that the keeper shall be entitled to receive as compensation, in excess of its reasonable costs and expenses incurred in the administration or preservation of the Mortgaged Property, an amount equal to $200.00 per month. The designation of keeper made herein shall not be deemed to require Grantee to provoke the appointment of such a keeper. Nothing herein is to be construed to deprive Grantee of any other right, remedy or privilege it may have under the law to have a keeper or receiver appointed. Any money advanced by Grantee in connection with any such receivership shall be a demand obligation (which obligation Grantor and Georgia Gulf hereby promise to pay) owing by Grantor or Georgia Gulf to Grantee pursuant to this Mortgage.

     (g) Confession of Judgment. For purposes of foreclosure under Louisiana executory process procedures, Grantor and Georgia Gulf hereby acknowledge the Secured Obligations and confess judgment in favor of Grantee for the full amount of the secured amount.

     Section 5.2. Proceeds of Foreclosure. The proceeds of any sale held by Grantee or any receiver or public officer in foreclosure of the liens and security interests evidenced hereby shall be applied as provided in Section
10.7 of the Participation Agreement attached hereto as Exhibit C.

     Section 5.3. Grantee, Lenders as Purchaser. Grantee, the Holder, the Administrative Agent or any Lender shall have the right to become the purchaser at any sale held by Grantee or by any receiver or public officer or at any public sale, and Grantee, the Holder, the Administrative Agent or any Lender shall have the right to credit upon the amount of such party's successful bid, to the extent necessary to satisfy such bid, all or any part of the Secured Obligations in such manner and order as such party may elect.

     Section 5.4. Foreclosure as to Matured Debt. Upon the occurrence of an Event of Default, Grantee shall have the right to proceed with foreclosure (judicial or nonjudicial) of the liens and security interests hereunder without declaring the entire Secured Obligations due, and in such event any such foreclosure sale may be made subject to the unmatured part of the Secured Obligations; and any such sale shall not in any manner affect the unmatured part of the Secured Obligations, but as to such unmatured part this Mortgage shall remain in full force and effect just as though no sale had been made. The proceeds of such sale shall be applied as provided in Section 10.7 of the Participation Agreement. Several sales may be made hereunder without exhausting the right of sale for any unmatured part of the secured amount.

     Section 5.5. Remedies Cumulative. All rights and remedies provided for herein and in any other Operative Agreements are cumulative of each other and of any and all other rights and remedies existing at law or in equity, and Grantee, in addition to the rights and remedies provided herein or in any other Operative Agreements (but subject to the provisions thereof), shall be entitled to avail itself of all such other rights and remedies as may exist now or hereafter at law or in equity for the collection of the secured amount and the enforcement of the covenants herein and the foreclosure of the liens and security interests evidenced hereby, and the resort to any right or remedy provided for hereunder or under any such other Operative Agreements or provided for by law or in equity shall not prevent the concurrent or subsequent employment of any other appropriate right or rights or remedy or remedies.

     Section 5.6. Grantee's Discretion as to Security. Grantee may resort to any security given by this Mortgage or to any other security now existing or hereafter given to secure the payment of the Secured Obligations, in whole or in part, and in such portions and in such order as may seem best to Grantee in its sole and uncontrolled discretion, and any such action shall not in any way be considered as a waiver of any of the rights, benefits, liens or security interests evidenced by this Mortgage.

     Section 5.7. Waiver of Certain Rights by Grantor and Georgia Gulf. To the full extent Grantor and Georgia Gulf may do so, Grantor and Georgia Gulf agree that Grantor and Georgia Gulf will not at any time insist upon, plead, claim or take the benefit or advantage of any law now or hereafter in force providing for any appraisement, valuation, stay, extension or redemption, and Grantor and Georgia Gulf, for themselves, their respective heirs, devisees, representatives, successors and assigns, and for any and all persons ever claiming any interest in the Mortgaged Property, to the extent permitted by applicable law, hereby waives and releases all rights of redemption, valuation, appraisement, stay of execution, notice of intention to mature or declare due the whole of the Secured Obligations, notice of election to mature or declare due the whole of the Secured Obligations and all rights to a marshaling of assets of Grantor and Georgia Gulf, including the Mortgaged Property, or to a sale in inverse order of alienation in the event of foreclosure of the liens and/or security interests hereby created. Grantor and Georgia Gulf shall not have or assert any right under any statute or rule of law pertaining to the marshaling of assets, sale in inverse order of alienation, the exemption of homestead, the administration of estates of decedents, or other matters whatever to defeat, reduce or affect the right of Grantee under the terms of this Mortgage to a sale of the Mortgaged Property for the collection of the Secured Obligations without any prior or different resort for collection, or the right of Grantee under the terms of this Mortgage to the payment of the secured amount out of the proceeds of sale of the Mortgaged Property in preference to every other claimant whatever. Grantor and Georgia Gulf waive any right or remedy which Grantor or Georgia Gulf may have or be able to assert pursuant to applicable law, pertaining to the rights and remedies of sureties. If any law referred to in this Section and now in force, of which Grantor, Georgia Gulf or their respective heirs, devisees, representatives, successors or assigns or any other persons claiming any interest in the Mortgaged Property might take advantage despite this Section, hereafter shall be repealed or cease to be in force, such law shall not thereafter be deemed to preclude the application of this Section.

     Section 5.8. Delivery of Possession After Foreclosure. In the event there is a foreclosure sale hereunder and at the time of such sale, Grantor, Georgia Gulf or their respective heirs, devisees, representatives, successors or assigns are occupying or using the Mortgaged Property, or any part thereof, each and all immediately shall become the tenant of the purchaser at such sale, which tenancy shall be a tenancy from day to day, terminable at the will of either landlord or tenant, at a reasonable rental per day based upon the value of the property occupied, such rental to be due daily to the purchaser; and to the extent permitted by applicable law, the purchaser at such sale, notwithstanding any language herein apparently to the contrary, shall have the sole option to demand possession immediately following the sale or to permit the occupants to remain as tenants at will. In the event the tenant fails to surrender possession of said property upon demand, the purchaser shall be entitled to institute and maintain a summary action for possession of the property (such as an action for eviction) in the court having jurisdiction.

                         ARTICLE 6 - Miscellaneous

     Section 6.1. Scope of Mortgage. This Mortgage is a mortgage of both immovable and movable property (both real and personal property), an assignment of leases, a security agreement, a financing statement and a collateral assignment, and also covers proceeds and fixtures.

     Section 6.2. Effective as a Financing Statement. This Mortgage shall be effective as a financing statement filed as a fixture filing with respect to all fixtures included within the Mortgaged Property and is to be filed for record in any parish in Louisiana. This Mortgage also shall be effective as a financing statement covering any other Mortgaged Property and may be filed in any other appropriate filing or recording office. The mailing addresses of Grantor and Georgia Gulf are the addresses of Grantor and Georgia Gulf set forth at the end of this Mortgage and the address of Grantee from which information concerning the security interests hereunder may be obtained is the address of Grantee set forth at the end of this Mortgage. A carbon, photographic or other reproduction of this Mortgage or of any financing statement relating to this Mortgage shall be sufficient as a financing statement for any of the purposes referred to in this Section.

     Section 6.3. Notice to Account Debtors. In addition to the rights granted elsewhere in this Mortgage, Grantee at any time after an Event of Default may notify the account debtors or obligors of any accounts, chattel paper, negotiable instruments or other evidences of amounts included in the Collateral to pay Grantee directly.

     Section 6.4. Waiver by Grantee. Grantee at any time and from time to time by a specific writing intended for the purpose may: (a) waive compliance by Grantor or Georgia Gulf with any covenant herein made by Grantor or Georgia Gulf to the extent and in the manner specified in such writing; (b) consent to Grantor's or Georgia Gulf's doing any act which hereunder Grantor or Georgia Gulf is prohibited from doing, or to Grantor's or Georgia Gulf's failing to do any act which hereunder Grantor or Georgia Gulf is required to do, to the extent and in the manner specified in such writing; (c) release any part of the Mortgaged Property or any interest therein from the lien and security interest of this Mortgage; or (d) release any party liable, either directly or indirectly, for the secured amount or for any covenant herein or in any other Operative Agreements, without impairing or releasing the liability of any other party. No such act in any way shall affect the rights or powers of Grantee hereunder except to the extent specifically agreed to by Grantee in such writing.

     Section 6.5. Special Louisiana Waivers. Grantor and Georgia Gulf waive in favor of the Grantee, any and all homestead exemptions and other exemptions of seizure or otherwise to which Grantor or Georgia Gulf is or may be entitled under the constitution and statutes of the State of Louisiana insofar as the Mortgaged Property is concerned. Grantor and Georgia Gulf further waive (a) the benefit of appraisement as provided in Louisiana Code of Civil Procedure Articles 2332, 2336, 2723 and 2724, and all other laws conferring the same;
(b) the demand and three days' delay accorded by Louisiana Code of Civil Procedure Articles 2639 and 2721; (c) the notice of seizure required by Louisiana Code of Civil Procedure Articles 2293 and 2721; (d) the three days' delay provided by Louisiana Code of Civil Procedure Articles 2331 and 2772;
and (e) the benefit of the other provisions of Louisiana Code of Civil
Procedure Articles 2331, 2722 and 2723, not specifically mentioned above.

     Section 6.6. No Impairment of Security. The lien, security interest and other security rights of Grantee hereunder or under any other Operative Agreements shall not be impaired by any indulgence, moratorium or release granted by Grantee including, but not limited to, any renewal, extension or modification which Grantee may grant with respect to any secured amount, or any surrender, compromise, release, renewal, extension, exchange or substitution which Grantee may grant in respect of the Mortgaged Property, or any part thereof or any interest therein, or any release or indulgence granted to any endorser, guarantor or surety of any secured amount. The taking of additional security by Grantee shall not release or impair the lien, security interest or other security rights of Grantee hereunder or affect the liability of Grantor, Georgia Gulf or of any endorser, guarantor or surety, or improve the right of any junior lienholder in the Mortgaged Property (without implying hereby Grantee's consent to any junior lien).

     Section 6.7. Acts Not Constituting Waiver by Grantee. Grantee may waive any default without waiving any other prior or subsequent default. Grantee may remedy any default without waiving the default remedied. Neither failure by Grantee to exercise, nor delay by Grantee in exercising, nor discontinuance of the exercise of any right, power or remedy (including but not limited to the right to accelerate the maturity of the secured amount or any part thereof) upon or after any default shall be construed as a waiver of such default or as a waiver of the right to exercise any such right, power or remedy at a later date. No single or partial exercise by Grantee of any right, power or remedy hereunder shall exhaust the same or shall preclude any other or further exercise thereof, and every such right, power or remedy hereunder may be exercised at any time and from time to time. No modification or waiver of any provision hereof nor consent to any departure by Grantor or Georgia Gulf therefrom in any event shall be effective unless the same shall be in writing and signed by Grantee and then such waiver or consent shall be effective only in the specific instance, for the purpose for which given and to the extent therein specified. No notice to nor demand on Grantor or Georgia Gulf in any case shall of itself entitle Grantor or Georgia Gulf to any other or further notice or demand in similar or other circumstances. Remittances in payment of any part of the secured amount other than in the required amount in immediately available U.S. funds shall not, regardless of any receipt or credit issued therefor, constitute payment until the required amount is actually received by Grantee in immediately available U.S. funds and shall be made and accepted subject to the condition that any check or draft may be handled for collection in accordance with the practice of the collecting bank or banks. Acceptance by Grantee of any payment in an amount less than the amount then due on any secured amount shall be deemed an acceptance on account only and shall not in any way excuse the existence of a default hereunder.

     Section 6.8. Grantor's and Georgia Gulf's Successors. If the ownership of the Mortgaged Property or any part thereof becomes vested in a person other than Grantor or Georgia Gulf, Grantee, without notice to Grantor or Georgia Gulf, may deal with such successor or successors in interest with reference to this Mortgage and to the amount secured hereby in the same manner as with Grantor or Georgia Gulf, without in any way vitiating or discharging Grantor's or Georgia Gulf's liability hereunder or for the payment of the amount or performance of the obligations secured hereby. No transfer of the Mortgaged Property, no forbearance on the part of Grantee, and no extension of the time for the payment of the amount secured hereby given by Grantee shall operate to release, discharge, modify, change or affect, in whole or in part, the liability of Grantor or Georgia Gulf hereunder for the payment of the amount or performance of the obligations secured hereby or the liability of any other person hereunder for the payment of the amounts secured hereby. The Grantor and Georgia Gulf agree that they shall be bound by any modification of this Mortgage or any of the other Operative Agreements made by Grantee and any subsequent owner of the Mortgaged Property, with or without notice to such party, and no such modifications shall impair the obligations of such party under this Mortgage or any other Operative Agreement. Nothing in this Section or elsewhere in this Mortgage shall be construed to imply Grantee's consent to any transfer of the Mortgaged Property unless in accordance with the Operative Agreements.

     Section 6.9. Application of Payments to Certain Amount. If any part of the secured amount cannot be lawfully secured by this Mortgage or if any part of the Mortgaged Property cannot be lawfully subject to the lien and security interest hereof to the full extent of such amount, then all payments made shall be applied on said amount first in discharge of that portion thereof which is not secured by this Mortgage.

      Section 6.10. Notices. Unless otherwise specifically provided herein, all notices, consents, directions, approvals, instructions, requests and other communications required or permitted by the terms hereof to be given to any Person shall be given in writing by United States mail, by nationally recognized courier service or by hand and any such notice shall become effective upon receipt and shall be directed to the address of such Person as indicated on the signature pages to this Mortgage. From time to time any party may designate a new address for purposes of notice hereunder by notice to each of the other parties hereto and beneficiaries hereof.

     Section 6.11. Invalidity of Certain Provisions. A determination that any provision of this Mortgage is unenforceable or invalid shall not affect the enforceability or validity of any other provision and the determination that the application of any provision of this Mortgage to any person or circumstance is illegal or unenforceable shall not affect the enforceability, or validity of such provision as it may apply to other persons or circumstances.

     Section 6.12. Gender; Titles; Construction. Within this Mortgage, words of any gender shall be held and construed to include any other gender, and words in the singular number shall be held and construed to include the plural, unless the context otherwise requires. Titles appearing at the beginning of any subdivisions hereof are for convenience only, do not constitute any part of such subdivisions, and shall be disregarded in construing the language contained in such subdivisions. The use of the words "herein," "hereof," "hereunder" and other similar compounds of the word "here" shall refer to this entire Mortgage and not to any particular Article, Section, paragraph or provision. The term "person" and words importing persons as used in this Mortgage shall include firms, associations, partnerships (including limited partnerships), joint ventures, trusts, corporations and other legal entities, including public or governmental bodies, agencies or instrumentalities, as well as natural persons.

     Section 6.13. Execution; Recording. This Mortgage has been executed in several counterparts, all of which are identical, and all of which counterparts together shall constitute one and the same instrument. The date or dates reflected on the signature pages hereto indicate the date or dates of actual execution of this Mortgage, but such execution is as of the date shown on the first page hereof, and for purposes of identification and reference the date of this Mortgage shall be deemed to be the date reflected on the first page hereof. Grantor and Georgia Gulf will cause this Mortgage and all amendments and supplements thereto and substitutions therefor and all financing statements and continuation statements relating thereto to be recorded, filed, re-recorded and refiled in such manner and in such places as Grantee shall reasonably request and will pay all such recording, filing, re-recording and refiling taxes, fees and other charges.

     Section 6.14. Successors and Assigns. The terms, provisions, covenants and conditions hereof shall be binding upon Grantor and Georgia Gulf, and the heirs, devisees, representatives, successors and assigns of Grantor and Georgia Gulf, and shall inure to the benefit of Grantee and shall constitute covenants running with the Land. All references in this Mortgage to Grantor and Georgia Gulf shall be deemed to include all respective heirs, devisees, representatives, successors and assigns of Grantor or Georgia Gulf, as the case may be.

     Section 6.15. Modification or Termination. This Mortgage may be modified or terminated only by a written instrument or instruments intended for that purpose and executed by the party against which enforcement of the modification or termination is asserted. Any alleged modification or termination which is not so documented shall not be effective as to any party.

     Section 6.16. Applicable Law. THIS MORTGAGE SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF LOUISIANA AND THE LAWS OF THE UNITED STATES APPLICABLE TO TRANSACTIONS IN LOUISIANA.

     Section 6.17. Non-Recourse Obligations. The obligations under this Mortgage and the other Operative Agreements are non-recourse as set forth in the Operative Agreements.

     Section 6.18. Georgia Gulf as a Party. Notwithstanding the terms and provisions hereof, Georgia Gulf has executed this Mortgage not as Grantor but for the purpose of subjecting to the lien hereof all of its right, title, estate and interest, if any, in and to the Premises, Accessories and other items set forth in Section 1.2 and for the purposes as otherwise specified herein. Georgia Gulf acknowledges and agrees that, upon the occurrence of an Event of Default, the Grantee shall have the right to exercise any or all of its rights and remedies hereunder (or such as are otherwise available at law or in equity) as against any such right, title, estate or interest of Georgia Gulf in or to the items set forth in Section 1.2. Georgia Gulf acknowledges and agrees that in the event it is deemed to have any interest in the Mortgaged Property that it will undertake all covenants, obligations, liabilities, responsibilities or duties under this Mortgage with respect to such Mortgaged Property.

     Section 6.19 Authentic Evidence. Any and all declarations of facts made by authentic act before a notary public in the presence of two witnesses by a person declaring that such facts lie within his or her knowledge, shall constitute authentic evidence of such facts for the purpose of executory process.

     Section 6.20 Certificates. The production of mortgage, conveyance, tax research or other certificates is waived by consent, and Grantor, Georgia Gulf and Grantee agree to hold me, Notary, harmless for any failure to procure and attach same.

     THE WRITTEN OPERATIVE AGREEMENTS REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.

     THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     THUS DONE AND PASSED in ___________________, ______________ on the ____
day of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with Grantor, Val T. Orton and me, Notary, after due reading of the whole.


WITNESSES:                         GRANTOR:

                                   FIRST SECURITY BANK OF UTAH,
                                   N.A., not individually but
                                   solely as Owner Trustee under the GGC
                                   Trust 1996-1


                         By

                         Title



                         Val T. Orton, subject to Section 6.9 of the Trust Agreement, as Owner Trustee individual capacity



                         Notary Public

                         Printed Name:

                         My Commission Expires:


The address of
Grantor and Val T. Orton
is:

79 South Main Street
Salt Lake City, Salt Lake County, Utah 84111
Attn:  Val T. Orton
Telecopy No:  (801) 246-5053

First Security Bank of Utah N.A. Federal Tax No. 87-0131890
GGC Trust 1996-1 Federal Tax No. 87-6233127
Val T. Orton Social Security No. ###-##-####

     THUS DONE AND PASSED in ___________________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with Georgia Gulf and me, Notary, after due reading of the whole.


                              GEORGIA GULF:

WITNESSES:                    GEORGIA GULF CORPORATION

                                        By

                                        Title



                         Notary Public

                         Printed Name:

                         My Commission Expires:



The address and federal tax
identification number are:

Georgia Gulf Corporation
400 Perimeter Center Terrace
Suite 595
Atlanta, Georgia 30346
Attention:  Samuel M. Hensley, Corporate Controller
Telephone:  (770) 395-4577
Telecopy:   (770) 395-4529

Federal Tax No. 58-1563799


The address of Grantee is:

NationsBanc Leasing Corporation of North Carolina
101 South Tryon Street
NC1-002-38-20
Charlotte, North Carolina  28255
Attention: M. Randall Ross
           Senior Vice President
Telephone: (704) 386-8234
Telecopy:  (704) 386-0892

Federal Tax No. 56-1047851

                                                           EXHIBIT 10(c)






                           PARTICIPATION AGREEMENT

                         Dated as of February 6, 1996

                                   among


                         GEORGIA GULF CORPORATION,
                   as Construction Agent and as Lessee,


                    FIRST SECURITY BANK OF UTAH, N.A.,
                  not individually, except as expressly
                stated herein, but solely as Owner Trustee
                       under the GGC Trust 1996-1


            NATIONSBANC LEASING CORPORATION OF NORTH CAROLINA,
                              as the Holder

                   THE VARIOUS BANKS AND OTHER LENDING
                  INSTITUTIONS WHICH ARE PARTIES HERETO,
                             as the Lenders

                                   and


                         NATIONSBANK, N.A. (SOUTH),
                       as Administrative Agent for the
                                  Lenders

                             TABLE OF CONTENTS

                                                                       Page


SECTION 1.   THE LOANS.. . . . . . . . . . . . . . . . . . . . . . . . . 1

SECTION 2.   HOLDER FUNDINGS . . . . . . . . . . . . . . . . . . . . . . 1

SECTION 3.   SUMMARY OF TRANSACTIONS . . . . . . . . . . . . . . . . . . 2
     3.1.    Operative Agreements. . . . . . . . . . . . . . . . . . . . 2
     3.2.    Facility Acquisition. . . . . . . . . . . . . . . . . . . . 2
     3.3.    Acquisition and Installation of Equipment and Construction
             of Additions; Lease or Disposition of the Facility . . .  . 2
     3.4.    Ownership of the Facility . . . . . . . . . . . . . . . . . 2

SECTION 4.   THE CLOSINGS. . . . . . . . . . . . . . . . . . . . . . . . 3
     4.1.    Initial Closing Date. . . . . . . . . . . . . . . . . . . . 3
     4.2.    Initial Closing Date; Facility Closing Date . . . . . . . . 4

SECTION 5.   FUNDINGS; REPORTING REQUIREMENTS ON COMPLETION DATE;
             LESSEE DELIVERY OF NOTICES; CERTAIN COVENANTS.. . . . . . . 4
     5.1.    General . . . . . . . . . . . . . . . . . . . . . . . . . . 4
     5.2.    Procedures for Funding. . . . . . . . . . . . . . . . . . . 4
     5.3.    Conditions to the Holder's and the Lenders' Obligations
             to Fund Amounts on the Initial Closing Date and . . . . . . 5
     5.4.    Conditions to the Holder's and the Lenders' Obligations
             to Make Construction Fundings for the Ongoing Construction
             of the Facility Prior to the Basic Term Commencement Date . 8
     5.5.    Additional Reporting and Delivery Requirements on
             Completion Date and on Construction Period Termination Date 10
     5.6.    Construction Agent Delivery of Construction Budget
             Modifications                                               11
     5.7. Final Schedules for Redemption of Holder Fundings and Repayment of Loans; Final Percentages for Maximum Residual
             Guarantee Amount                                            11

SECTION 6.   CONDITIONS OF THE INITIAL CLOSING . . . . . . . . . . . .   11
     6.1.    Conditions to the Lessor's and the Holder's Obligations .   11
     6.2.    Conditions to the Lessee's Obligations. . . . . . . . . .   13
     6.3.    Conditions to the Obligations of the Administrative Agent
             and the Lenders . . .  . . . . . . . . . . . . . . . . . .  14

SECTION 7.   REPRESENTATIONS AND WARRANTIES ON THE INITIAL CLOSING
             DATE. . . . . . . . . . . . . . . . . . . . . . . . . . .   15
     7.1.    Representations and Warranties of the Holder. . . . . . .   15
     7.2.    Representations and Warranties of the Borrower. . . . . .   16
     7.3.    Representations and Warranties of the Construction Agent
             and the Lessee. . . . . . . . . . . . . . . . . . . . . .   18
     7.4.    Representations and Warranties of the Administrative Agent  20

SECTION 8.   REPRESENTATIONS AND WARRANTIES ON FUNDING DATES. . . . . .  21
     8.1.    Representations and Warranties on the Facility Closing Date 21
     8.2.    Representations and Warranties Upon Initial Construction
             Fundings                                                    23
     8.3.    Representations and Warranties Upon the Date of Each
             Construction Funding that is not the Initial Funding. . . . 25

SECTION 9.   PAYMENT OF CERTAIN EXPENSES.. . . . . . . . . . . . . . .   26
     9.1.    Transaction Expenses. . . . . . . . . . . . . . . . . . .   26
     9.2.    Brokers' Fees and Stamp Taxes . . . . . . . . . . . . . .   27
     9.3.    Certain Fees and Expenses . . . . . . . . . . . . . . . .   27
     9.4.    Unused Fee. . . . . . . . . . . . . . . . . . . . . . . .   28
     9.5.    Participation Fee.. . . . . . . . . . . . . . . . . . . .   28

SECTION 10.  OTHER COVENANTS AND AGREEMENTS. . . . . . . . . . . . . .   28
     10.1.   Cooperation with the Construction Agent or the Lessee . .   28
     10.2.   Covenants of the Owner Trustee and the Holder . . . . . .   28
     10.3.   Lessee Covenants, Consent and Acknowledgment. . . . . . .   31
     10.4.   Sharing of Certain Payments . . . . . . . . . . . . . . .   33
     10.5.   Grant of Easements, etc.. . . . . . . . . . . . . . . . .   33
     10.6.   Appointment by the Administrative Agent, the Lenders,
             the Holder and the Owner Trustee . . . . . . . . . . . . .  33
     10.7.   Collection and Allocation of Payments and Other Amounts .   35
     10.8.   Relative Rights of the Lenders and the Holder . . . . . .   38

SECTION 11.  CREDIT AGREEMENT AND TRUST AGREEMENT. . . . . . . . . . .   39
     11.1.   Construction Agent's and Lessee's Credit Agreement Rights   39
     11.2.   Construction Agent's and Lessee's Trust Agreement Rights.   40

SECTION 12.  TRANSFER OF INTEREST. . . . . . . . . . . . . . . . . . .   40
     12.1.   Restrictions on Transfer. . . . . . . . . . . . . . . . .   40
     12.2.   Effect of Transfer. . . . . . . . . . . . . . . . . . . .   40

SECTION 13.  INDEMNIFICATION.. . . . . . . . . . . . . . . . . . . . .   41
     13.1.   General Indemnity . . . . . . . . . . . . . . . . . . . .   41
     13.2    General Tax Indemnity . . . . . . . . . . . . . . . . . .   43

SECTION 14.  MISCELLANEOUS.. . . . . . . . . . . . . . . . . . . . . .   48
     14.1.   Survival of Agreements. . . . . . . . . . . . . . . . . .   48
     14.2.   No Broker, etc. . . . . . . . . . . . . . . . . . . . . .   48
     14.3.   Notices . . . . . . . . . . . . . . . . . . . . . . . . .   48
     14.4.   Counterparts. . . . . . . . . . . . . . . . . . . . . . .   50
     14.5.   Amendments and Termination. . . . . . . . . . . . . . . .   50
     14.6.   Headings, etc.. . . . . . . . . . . . . . . . . . . . . .   50
     14.7.   Parties in Interest . . . . . . . . . . . . . . . . . . .   50
     14.8.   GOVERNING LAW; WAIVERS OF JURY TRIAL. . . . . . . . . . .   50
     14.9.   Severability. . . . . . . . . . . . . . . . . . . . . . .   51
     14.10.  Liability Limited . . . . . . . . . . . . . . . . . . . .   51
     14.11.  Rights of Lessee. . . . . . . . . . . . . . . . . . . . .   52
     14.12.  Further Assurances. . . . . . . . . . . . . . . . . . . .   52
     14.13.  Calculations under Operative Agreements . . . . . . . . .   52
     14.14.  Confidentiality . . . . . . . . . . . . . . . . . . . . .   53
     14.15.  Conversion of Transaction into a Secured Loan . . . . . .   54
     14.16.  Swap Agreement. . . . . . . . . . . . . . . . . . . . . .   54
     14.17.  Substitute Owner Trustee; Owner Trustee Advisor . . . . .   54


EXHIBITS

A - Forms of Requisition - Sections 4.2 and 5.2

B - Officer's Certificate - Section 5.6

C - Legal Opinion of Lessee's Counsel - Section 6.1(c)

D - Officer's Certificate - Section 6.1(g)

E - Officer's Certificate - Section 6.1(h)

F - Officer's Certificate - Section 6.2(d)

G - Officer's Certificate - Section 6.2(e)

H - Legal Opinion of Owner Trustee's Counsel - Section 6.2(f)

I - Description of Material Litigation

J - Form of Ground Lease - Section 5.3(e)

K-  Form of Mortgage- Section 5.3(l)

L - Form of Memorandum of Ground Lease - Section 5.3(o)

SCHEDULES

1 - Redemption of Holder Amount

2 - Repayment of Loans

3 - Changes in Incorporated Representations and Warranties

Appendix A     Rules of Usage and Definitions

                          PARTICIPATION AGREEMENT


     THIS PARTICIPATION AGREEMENT dated as of February 6, 1996 (as amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the applicable provisions hereof, this "Agreement") is by and among GEORGIA GULF CORPORATION, a Delaware corporation ("Lessee" or the "Construction Agent"); FIRST SECURITY BANK OF UTAH, N.A., a national banking association, not individually (in its individual capacity, the "Trust Company"), except as expressly stated herein, but solely as Owner Trustee under the GGC Trust 1996-1 (the "Owner Trustee", the "Borrower" or the "Lessor"); the lenders listed on the signature pages hereto (subject to the definition of Lenders in Appendix A hereto, individually, a "Lender" and collectively, the "Lenders"); NATIONSBANK, N.A. (SOUTH), a national banking association, as administrative agent for the Lenders (in such capacity, the "Administrative Agent"); and NATIONSBANC LEASING CORPORATION OF NORTH CAROLINA, a North Carolina corporation, as the holder of the certificate issued with respect to the GGC Trust 1996-1 (the "Holder"). Capitalized terms used but not otherwise defined in this Agreement shall have the meanings set forth in Appendix A hereto.

     In consideration of the mutual agreements herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

SECTION I  THE LOANS.

     The Lenders have agreed to make Loans to the Lessor from time to time in an aggregate principal amount of up to the aggregate amount of the Commitments of the Lenders in order for the Lessor to acquire the Facility and the Equipment and to construct the Additions in accordance with the Agency Agreement and the terms and provisions hereof, and in consideration of the receipt of proceeds of the Loans, the Lessor will issue the Notes. The Loans shall be made and the Notes shall be issued pursuant to the Credit Agreement. Pursuant to
Section 5 of this Agreement and Section 2 of the Credit Agreement, the Loans will be made to the Lessor from time to time at the request of the Construction Agent in consideration for the Construction Agent agreeing for the benefit of the Lessor, pursuant to the Agency Agreement, to acquire the Facility, to acquire the Equipment, to construct the Additions and to cause the Lessee to lease the Facility, each in accordance with the Agency
Agreement and the other Operative Agreements. The Loans and the obligations of the Lessor under the Credit Agreement shall be secured by the Collateral.

SECTION II  HOLDER FUNDINGS.

     Subject to the terms and conditions of this Agreement and in reliance on the representations and warranties of each of the parties hereto contained herein or made pursuant hereto on each date Fundings are made in accordance with Section 5 hereof, the Holder shall make a Holder Funding to the Lessor with respect to the GGC Trust 1996-1 based on the Holder Commitment in an amount in immediately available funds such that the Holder Funding on such date shall be fifteen percent (15%) of the amount of the Requested Funds on such date (except that in each case the Holder Funding shall be sufficient to fund Holder Yield); provided, the Holder shall not be obligated for any Holder Funding in excess of the Available Holder Commitment. The aggregate amount of Holder Fundings shall be up to the amount of the Holder Commitment. No redemption or any other return with respect to any Funding shall be permitted such that the Holder Funding with respect to such Funding is less than fifteen percent (15%) of the outstanding amount of such Funding, except in connection with termination or expiration of the Term or in connection with the exercise of remedies relating to the occurrence of an Event of Default.

SECTION III  SUMMARY OF TRANSACTIONS.

     3.1 Operative Agreements. On the date hereof, each of the respective parties hereto and thereto shall execute and deliver this Agreement, the Lease, the Ground Lease, the Agency Agreement, the Credit Agreement, the Notes, the Trust Agreement, the Certificate, the Security Agreement, the Mortgage Instrument and such other documents, instruments, certificates and opinions of counsel as agreed to by the parties hereto.

     3.2 Facility Acquisition. On the Facility Closing Date and subject to the terms and conditions of this Agreement (a) the Holder will make a Holder Funding in accordance with Sections 2 and 5 of this Agreement and the terms and provisions of the Trust Agreement, (b) the Lenders will each make Loans in accordance with Sections 1 and 5 of this Agreement and the terms and provisions of the Credit Agreement, and (c) the Lessor will lease the Land pursuant to the Ground Lease and acquire good and marketable title to the remainder of the Facility and grant to the Holder (for the benefit of itself and the Administrative Agent (for the benefit of itself and the Lenders)) a lien on such Ground Lease and the remainder of the Facility (and related items) by execution of the required Security Documents.

     3.3 Acquisition and Installation of Equipment and Construction of Additions; Lease or Disposition of the Facility. Construction Fundings will be made with respect to the Equipment to be acquired and installed, the Additions to be constructed and with respect to ongoing Work regarding the Equipment and construction of the Additions, in each case, pursuant to the terms and conditions of this Agreement and the Agency Agreement. The Construction Agent will act as a construction agent on behalf of the Lessor respecting the Work regarding the acquisition, installation and testing of the Equipment, the construction and testing of the Additions and the expenditures of the Construction Fundings related to either of the foregoing. The Construction Agent shall promptly notify the Lessor upon Completion and, on or before the Construction Period Termination Date, the Lessee shall execute and deliver to the Lessor the Lease Supplement, whereupon the Basic Term shall commence.

     3.4  Ownership of the Facility.

          (a) The Lessor and the Lessee intend that (i) for financial accounting purposes with respect to the Lessee (A) the Lease will be treated as an "operating lease" pursuant to Statement of Financial Accounting Standards No. 13, as amended, (B) the Lessor will be treated as the owner and lessor of the Facility and (C) the Lessee will be treated as the lessee of the Facility, but (ii) for federal and all state and local income tax purposes, bankruptcy purposes, regulatory, commercial law and real estate purposes and all other purposes (A) the Lease will be treated as a financing arrangement and (B) the Lessee will be treated as the owner of the Facility and will be entitled to all tax benefits ordinarily available to owners of property similar to the Facility for such tax purposes. Notwithstanding the foregoing, no party hereto has made, or shall be deemed to have made, any representation or warranty as to the availability of any of the foregoing treatments under applicable accounting rules, tax, bankruptcy, commercial or real estate law or under any other set of rules. The Lessee shall claim the cost recovery deductions associated with the Facility, and the Lessor shall not, to the extent not prohibited by Law or GAAP, (and the Lessor shall cause the Holder not to) take on its tax return a position inconsistent with the Lessee's claim of such deductions.

          (b) For all purposes other than as set forth in Section 3.4(a), the Lessor and the Lessee intend the Lease to constitute a finance lease and not a true lease. The Lessor and the Lessee further intend and agree that, for the purpose of securing the Lessee's obligations thereunder,
     (i) the Lease shall be deemed to be a security agreement and financing statement within the meaning of Article 9 of the Uniform Commercial Code respecting the Facility and all proceeds (including without limitation insurance proceeds) thereof to the extent such is personal property and an irrevocable grant and conveyance of a lien and mortgage on the Facility and all proceeds (including without limitation insurance proceeds) thereof to the extent such is real property; (ii) the acquisition of title in the Facility (excluding the Land) and a leasehold interest in the Land pursuant to the Ground Lease referenced in Article II of the Lease shall be deemed to be a grant by the Lessee to the Lessor of, and the Lessee hereby grants to the Lessor, a lien on and security interest, mortgage lien and deed of trust in all of the Lessee's right, title and interest in and to the Facility (including the Land) and all proceeds (including without limitation insurance proceeds) of the conversion, voluntary or involuntary, of the foregoing into cash, investments, securities or other property, whether in the form of cash, investments, securities or other property, and an assignment of all rents, profits and income produced by the Facility; and (iii) notifications to Persons holding such property, and acknowledgements, receipts or confirmations from financial intermediaries, bankers or agents (as applicable) of the Lessee shall be deemed to have been given for the purpose of perfecting such lien, security interest, mortgage lien and deed of trust under applicable law. The Lessor and the Lessee shall promptly take such actions as may be necessary or advisable in either party's opinion (including without limitation the filing of Uniform Commercial Code Financing Statements, Uniform Commercial Code Fixture Filings and memoranda of the Lease and the Lease Supplement) to ensure that the lien, security interest, mortgage lien and deed of trust in the Facility and the other items referenced above will be deemed to be a perfected lien, security interest, mortgage lien and deed of trust of first priority under applicable law and will be maintained as such throughout the Term.

SECTION IV  THE CLOSINGS.

     4.1 Initial Closing Date. All documents and instruments required to be delivered on the Initial Closing Date shall be delivered at the offices of Moore & Van Allen, PLLC, Charlotte, North Carolina, or at such other location as may be determined by the Lessor, the Administrative Agent and the Lessee.

     4.2 Initial Closing Date; Facility Closing Date; Construction Fundings. The Construction Agent shall deliver to the Lessor and the Administrative Agent a requisition (a "Requisition"), in the form attached hereto as Exhibit A or in such other form as is reasonably satisfactory to the Lessor and the Administrative Agent, in connection with (a) the Initial Closing Date relating to the Transaction Expenses and other fees, expenses and disbursements payable, pursuant to Section 9.1(a), by the Lessor and (b) on the Facility Closing Date relating to the Acquisition Funding pursuant to
Section 5.3 and (c) each date of a Construction Funding pursuant to Section
5.4.

SECTION V FUNDINGS; REPORTING REQUIREMENTS ON COMPLETION DATE; LESSEE DELIVERY OF NOTICES; CERTAIN COVENANTS.

     5.1  General.   To the extent funds have been advanced to the Lessor as
Loans by the Lenders and funded to the Lessor as Holder Fundings by the Holder, the Lessor will use such funds from time to time in accordance with the terms and conditions of this Agreement and the other Operative Agreements
(i) to pay interest on the Loans and to pay the Holder Yield on the Holder Fundings, in each case to the extent accrued under the Credit Agreement or Trust Agreement (as the case may be) during the period prior to the Basic Term Commencement Date, (ii) to fund amounts to the Construction Agent to permit the acquisition, design, engineering, construction, installation, development, modification, renovation and testing, as applicable, of the Facility in accordance with the terms of the Agency Agreement, and the other Operative Agreements, and (iii) to pay Transaction Expenses.

     5.2  Procedures for Funding.

          (a) The Construction Agent shall designate the date for Fundings hereunder in accordance with the terms and provisions hereof; provided, however, it is understood and agreed that no more than two Fundings may be requested during any calendar month; and provided, further, not more than one of such Fundings may be based on a Eurodollar Rate. Not less than (i) three (3) Business Days prior to the Initial Closing Date and
     (ii) three (3) Business Days prior to the date on which any Construction Funding is to be made, the Construction Agent shall deliver to the Administrative Agent, (A) with respect to the Initial Closing Date and the Facility Closing Date, a Requisition as described in Section 4.2 hereof (including without limitation a legal description of the Land, a schedule of the Additions, if any, and a schedule of the Equipment, if any, acquired or to be acquired on such date, each of the foregoing in a form reasonably acceptable to the Administrative Agent) and (B) with respect to each Construction Funding, a Requisition for which a Funding is requested.

          (b) Each Requisition shall: (i) be irrevocable, (ii) request funds in an amount that is not in excess of the total aggregate of the Available Commitments plus the Available Holder Commitment at such time, and (iii) request that the Holder make a Holder Funding and that the Lenders make Loans to the Lessor for the payment of the Facility Costs (in the case of the Facility Closing Date) or other Facility Costs (in the case of a Construction Funding) that have previously been incurred and were not subject to a prior Requisition, in each case as specified in the Requisition.

          (c) Subject to the satisfaction of the conditions precedent set forth in Sections 5.3, 5.4 or 5.5, as applicable, on the Facility
     Closing Date or the date on which any Construction Funding is to be made, as applicable, (i) the Lenders shall make Loans to the Lessor in an aggregate amount equal to eighty-five percent (85%) of the Requested Funds specified in any Requisition (except that in each case the Loans shall be sufficient to pay interest then due and owing on the Loans), up to an aggregate principal amount equal to the Available Commitments,
     (ii) the Holder shall make a Holder Funding in an amount equal to fifteen percent (15%) of the balance of the Requested Funds specified in such Requisition (except that in each case the Holder Funding shall be sufficient to fund Holder Yield), provided no such Holder Funding shall exceed the Holder's Available Holder Commitment; and (iii) the total amount of such Loans and the Holder Funding made on such date shall (x) be used by the Lessor to pay Facility Costs within ten (10) Business Days of the receipt by the Lessor of such Funding or if earlier, prior to the date of the next Funding, (y) be used by the Lessor on the date of such Funding to pay interest on the Loans and to pay the Holder Yield on the Holder Fundings, in each case to the extent accrued under the Credit Agreement or Trust Agreement (as the case may be) during the period prior to the Basic Term Commencement Date, or (z) be funded by the Lessor on the date of such Funding to the Construction Agent or the Lessee to pay Facility Costs, as applicable.

          (d) With respect to a Funding obtained by the Lessor to pay for Facility Costs and not expended by Lessor for such purpose on the date of such Funding, such amounts shall be held by the Lessor (or the Administrative Agent on behalf of the Lessor) until the Facility Closing Date or, if the Facility Closing Date does not occur within three (3) Business Days of the date of the Lessor's receipt of such Funding, shall be applied regarding the applicable Funding to repay the Lenders and to return amounts to the Holder and, subject to the terms hereof, and of the Credit Agreement and the Trust Agreement, shall remain available for future Fundings. Any such amounts held by the Lessor (or the Administrative Agent on behalf of the Lessor) shall be subject to the lien of the Security Agreement.

          (e) All items described in Sections 5.3, 5.4 or 5.5 which are to be delivered to Lessor shall be delivered to Moore & Van Allen, PLLC, on behalf of Lessor, and copies thereof shall be delivered to the Administrative Agent and the Holder.

     5.3 Conditions to the Holder's and the Lenders' Obligations to Fund Amounts on the Initial Closing Date and on the Facility Closing Date. The obligations of the Holder to make a Holder Funding, and of the Lenders to make Loans to the Lessor, (i) on the Initial Closing Date to pay Transaction Expenses, fees, expenses and other disbursements payable by the Lessor under
Section 9.1(a) of this Agreement and (ii) on the Facility Closing Date for the purpose of providing funds to the Lessor necessary to pay the Transaction Expenses, fees, expenses and other disbursements payable by the Lessor under
Section 9.1(b) of this Agreement (an "Acquisition Funding") in each case are subject to the satisfaction on each such date of the following conditions precedent (To the extent such conditions precedent require the delivery of any agreement, certificate, instrument, memorandum, extract, legal opinion, appraisal, commitment, title insurance commitment, lien report, opinion or any other document of any kind or type, such shall be in form and substance reasonably satisfactory to the Administrative Agent, the Holder and the Lessor.):

          (a) the correctness in all material respects of the representations and warranties (including without limitation the Incorporated Representations and Warranties) on each such date of the Lessor, the Construction Agent and the Lessee contained herein and in each of the other Operative Agreements;

          (b) the performance in all material respects by the Construction Agent and the Lessee of their respective agreements contained herein and in the other Operative Agreements and to be performed by them on or prior to such date;

          (c) the Lessor shall have received a fully executed counterpart copy of the Requisition, appropriately completed;

          (d) title to the Facility shall conform in all material respects to the representations and warranties set forth in Section 8.1(c) hereof;

          (e) the Construction Agent shall have delivered to the Lessor a copy of the Ground Lease (substantially in form of Exhibit J hereto) with respect to the Land and existing Additions (if any) and a copy of the Bill of Sale with respect to the Equipment (if any), respecting such of the foregoing as are being acquired on each such date, and such Land, existing Additions (if any) and Equipment (if any) shall be located in the Approved State;

          (f) there shall not have occurred and be continuing any Default or Event of Default under any of the Operative Agreements and no Default or Event of Default under any of the Operative Agreements will have occurred after giving effect to the Funding requested by such Requisition;

          (g) the Construction Agent shall have delivered to the Lessor, title insurance commitments to issue policies in favor of the Administrative Agent, the Holder and the Lessor from a title insurance company reasonably acceptable to the Administrative Agent, the Holder and the Lessor, with such title exceptions thereto as are reasonably acceptable to the Administrative Agent, the Holder and the Lessor;

          (h) the Construction Agent shall have delivered to the Lessor a survey prepared by an independent recognized professional reasonably acceptable to the Administrative Agent, the Holder and the Lessor;

          (i) the Construction Agent shall have caused to be delivered to the Lessor a legal opinion from Louisiana counsel reasonably acceptable to the Administrative Agent, the Holder and the Lessor;

          (j) the Administrative Agent, the Holder and the Lessor shall be satisfied, in their reasonable discretion, that the acquisition and/or holding of the Facility and the execution of the Mortgage Instrument and the other Security Documents will not adversely affect the rights of the Lessor, the Holder, the Administrative Agent or the Lenders under or with respect to the Operative Agreements (it being understood and acknowledged that the Administrative Agent, the Holder or the Lessor may require that the Construction Agent deliver an acceptable legal opinion in connection with this condition);

          (k) the Construction Agent shall have delivered to the Lessor, respecting the Facility, invoices for the various Transaction Expenses and other fees, expenses and disbursements referenced in Sections 9.1(a) or (b) of this Agreement, as appropriate;

          (l) the Construction Agent shall have caused to be delivered to the Lessor and there shall have been recorded by the Lessor a Mortgage Instrument (substantially in form of Exhibit K hereto), Lessor Financing Statements and the Lender Financing Statements and in the case of each of the above, all necessary recording fees, documentary stamp taxes and similar amounts shall have been paid by the Construction Agent;

          (m) the Construction Agent shall have delivered to the Lessor a memorandum regarding the Lease (such memorandum to be substantially in the form attached as Exhibit B-2 to the Lease and in form suitable for recording);

          (n) with respect to the Acquisition Funding, the Available Commitment (after giving effect to the Acquisition Funding) will be sufficient to pay all amounts payable therefrom and to pay interest on the Loans and the Holder Yield on the Holder Fundings to the extent accrued under the Credit Agreement and the Trust Agreement, as the case may be, during the period prior to the Basic Term Commencement Date;

          (o) the Construction Agent shall have caused a lease memorandum (substantially in form of Exhibit L hereto) to be delivered to the Lessor for the Ground Lease;

          (p) Counsel for the Lessee shall have issued to the Lessor, the Holder, the Lenders and the Administrative Agent its opinion and delivered the same to the Lessor;

          (q) the Construction Agent shall have delivered to the Lessor a preliminary construction budget (the "Construction Budget") for the Equipment to be acquired and installed and the Additions to be constructed on the Facility;

          (r) the Construction Agent shall have provided evidence to the Lessor of general and excess liability insurance with respect to the Facility as provided in the Lease;

          (s) the Construction Agent shall have caused an Appraisal to be provided to the Lessor and the Holder from an appraiser selected by the Administrative Agent and the Holder;

          (t) all necessary (or in the reasonable opinion of the Administrative Agent, the Holder, the Lessor or their respective counsel, advisable) Governmental Actions, in each case required by any law or regulation enacted, imposed or adopted on or prior to each such date or by any change in facts or circumstances on or prior to each such date, shall have been obtained or made and be in full force and effect;

          (u) the Construction Agent shall cause an independent engineering firm or other consultant (in any case, reasonably acceptable to the Administrative Agent, the Holder and the Lessor) to certify to the Administrative Agent on behalf of the Lenders, the Holder and the Lessor (and to deliver the certificate to the Lessor) that (i) the Facility is to be completed in accordance with the GE Construction Contract and (ii) if so completed, (A) the Facility shall be both technically and economically viable in view of the Lessee's proposed use of the Facility and (B) no design, operational or other feature of the Facility shall preclude the Facility from being a Qualifying Facility;

          (v) the Construction Agent shall cause (i) Uniform Commercial Code lien searches, tax lien searches and judgment lien searches regarding each of the Lessee and the Lessor to be conducted (and copies thereof to be delivered to the Lessor) in such jurisdictions as determined by the Administrative Agent or the Holder by a nationally recognized search company reasonably acceptable to the Administrative Agent, the Holder and the Lessor and (ii) the liens referenced in such lien searches which are objectionable to either the Administrative Agent or the Holder to be either removed or otherwise handled in a manner satisfactory to the Administrative Agent and the Holder;

         (w) the Construction Agent shall have caused an extract regarding the Trust Agreement to be delivered to the Lessor;

          (x) the Construction Agent shall have caused the Contract Collateral Assignment and the Contract Collateral Financing Statements to be delivered to the Lessor;

          (y) on or prior to the Facility Closing Date, the Construction Agent shall have caused the Letter of Credit to be delivered to the Lessor.

     5.4 Conditions to the Holder's and the Lenders' Obligations to Make Construction Fundings for the Ongoing Construction of the Facility Prior to the Basic Term Commencement Date. The obligations of the Holder to make a Holder Funding, and the Lenders to make Loans, to the Lessor, (i) in connection with all requests for Fundings subsequent to the acquisition of the Facility (and to pay the Transaction Expenses, fees, expenses and other disbursements payable by the Lessor under Section 9.1 of this Agreement in connection therewith) and, (ii) to pay the Holder Yield on the Holder Fundings and interest on the Loans, in each case regarding such Holder Yield and Interest to the extent accrued and payable under the Trust Agreement or the Credit Agreement (as the case may be), during the period prior to the Basic Term Commencement Date, are subject to the satisfaction on each such date of the following conditions precedent (To the extent such conditions precedent require the delivery of any agreement, certificate, instrument, memorandum, extract, legal opinion, appraisal, commitment, title insurance commitment, lien report, opinion or any other document of any kind or type, such shall be in form and substance reasonably satisfactory to the Administrative Agent and the Lessor.):

          (a) the correctness in all material respects on such date of the representations and warranties (including without limitation the Incorporated Representations and Warranties) of the Lessor, the Construction Agent, the Lessee and the Holder contained herein and in each of the other Operative Agreements;

          (b) the performance in all material respects by the Construction Agent and the Lessee of their respective agreements contained herein and in the other Operative Agreements and to be performed by them on or prior to each such date;

          (c) the Lessor shall have received a fully executed counterpart of the Requisition, appropriately completed;

          (d) based upon the Construction Budget which shall satisfy the requirements of this Agreement, the Available Commitments and the Available Holder Commitment will be sufficient to complete the Facility;

          (e) there shall not have occurred and be continuing any Default or Event of Default under any of the Operative Agreements and no Default or Event of Default under any of the Operative Agreements will have occurred after giving effect to the Construction Funding requested by such Requisition;

          (f) the title insurance policy delivered in connection with the requirements of Section 5.3(g) shall provide for (or shall be endorsed to provide for) insurance in an amount at least equal to the maximum total Facility Cost indicated by the Construction Budget referred to in subparagraph (d) above and there shall be no title change or exception objectionable to the Administrative Agent, the Holder or the Lessor;

          (g) the Construction Agent shall have delivered to the Lessor invoices for any Transaction Expenses and other fees, expenses and disbursements referenced in Section 9.1 that are to be paid with the Funding;

          (h) the Construction Agent shall have delivered to the Lessor copies of the Plans and Specifications for the Facility (or relevant portions thereof, as applicable);

          (i) all consents, licenses, permits, authorizations, assignments and building permits required as of such date by all material Legal Requirements or pursuant to the terms of any contract, indenture, instrument or agreement for the acquisition, ownership, construction, completion, occupancy, operation, leasing or subleasing of the Facility have been obtained and are in full force and effect, except to the extent that the failure to so obtain would not reasonably be expected to, individually or in the aggregate, have a Material Adverse Effect;
      and

          (j) the Construction Agent shall have delivered, or cause to be delivered, invoices, Bills of Sale or other documents reasonably acceptable to the Administrative Agent, the Holder and the Lessor in each case with regard to any Equipment then being acquired and naming the Lessor as purchaser and transferee.

     5.5 Additional Reporting and Delivery Requirements on Completion Date and on Construction Period Termination Date. On the Completion Date for the Facility, the Construction Agent shall deliver to the Lessor an Officer's Certificate in the form attached hereto as Exhibit B specifying (a) the address for the Facility, (b) the Completion Date for the Facility, (c) the aggregate Facility Cost for the Facility, (d) detailed, itemized documentation supporting the asserted Facility Cost figures, (e) the amount of the asserted Facility Cost for personal property cost and real property cost, in each case for purposes of determining appropriate amounts therefor under the applicable Louisiana sales tax Laws, (f) all Equipment has been acquired, installed and is operational and all Additions have been made in accordance with all applicable material Legal Requirements in a good and workmanlike manner in accordance with the Plans and Specifications (except to the extent that any deviation from the Plans and Specifications could not reasonably be expected to materially impair the value, utility, economic life or operation of the Facility) and otherwise in full compliance with the standards and practices of the Construction Agent with respect to equipment, properties and additions owned by the Construction Agent, (g) the Facility is a Qualifying Facility, (h) all consents, licenses, permits, authorizations, assignments and building permits required as of such date by all material
Legal Requirements or pursuant to the terms of any contract, indenture, instrument or agreement for the acquisition, ownership, construction, completion, occupancy, operation, leasing or subleasing of the Facility have been obtained and are in full force and effect, except to the extent that the failure to so obtain would not reasonably be expected to, individually or in the aggregate, have a Material Adverse Effect and (i) the Construction Agent is satisfied that Final Completion (as such term is defined in the GE Construction Contract) has been achieved in accordance with the terms and provisions of the GE Construction Contract. The Administrative Agent, the Holder and the Lessor shall have the right to contest the information contained in such Officer's Certificate. Furthermore, on the Completion Date for the Facility, the Construction Agent shall deliver or cause to be delivered originals of the following to the Lessor each of which shall be in form reasonably acceptable to the Administrative Agent, the Holder and the
Lessor: (u) certification from General Electric that Final Completion (as such term is defined in the GE Construction Contract) has been achieved in accordance with the terms and provisions of the GE Construction Contract,
(v) insurance certificates respecting the Facility as required hereunder and under the Lease Agreement; (w) the Lease Supplement, (x) a memorandum of the Lease and the Lease Supplement (in form suitable for recording), (y) if requested by the Administrative Agent, the Holder or the Lessor, amendments to the Lessor Financing Statements executed by the appropriate parties, and (z) an Appraisal regarding the Facility. In addition, on the Completion Date for the Facility the Construction Agent covenants and agrees that the recording fees, documentary stamp taxes or similar amounts required to be paid in connection with the related Mortgage Instrument shall be paid in an amount required by applicable law.

     5.6 Construction Agent Delivery of Construction Budget Modifications. The Construction Agent covenants and agrees to deliver to the Administrative Agent and the Lessor each month any modification to any Construction Budget regarding the Facility; provided, no Construction Budget may be increased unless (a) the title insurance policies referenced in Section 5.3(g) are also modified or endorsed, if necessary, to provide for insurance in an amount that satisfies the requirements of Section 5.4(f) of this Agreement, and (b) after giving effect to any such amendment the Construction Budget remains in compliance with the requirements of Section 5.4(d) of this Agreement.

     5.7 Final Schedules for Redemption of Holder Fundings and Repayment of Loans; Final Percentages for Maximum Residual Guarantee Amount. On or prior to the Basic Term Commencement Date, the Administrative Agent (acting upon the instruction of the Majority Lenders, excluding the Holder) and the Holder shall revise Schedules 1 and 2 hereto and the percentages set forth in the definition of "Maximum Residual Guarantee Amount" in Appendix A hereto based on the Appraisal required to be delivered pursuant to Section 5.5 hereof, the aggregate Facility Cost and the end of Term purchase option in favor of Lessee. The revisions to Schedules 1 and 2 and to the percentages set forth in the definition of "Maximum Residual Guarantee Amount" shall be subject to the prior written consent of the Lessee, not to be unreasonably withheld. Once Lessee has consented to the revised Schedules 1 and 2 and the revised percentages for the definition of "Maximum Residual Guarantee Amount", such schedules and percentages shall be deemed, for all purposes of the Operative Agreement, to replace the versions of Schedules 1 and 2 attached to this Participation Agreement and the percentages set forth in the definition of "Maximum Residual Guarantee Amount" as of the Initial Closing Date. To the extent such Lessee consent is not provided by Lessee, then Completion may not be deemed to occur for purposes of the Operative Agreements unless such Lessee consent is waived by the Administrative Agent (acting upon the instruction of the Majority Lenders, excluding the Holder) and the Holder.

SECTION VI  CONDITIONS OF THE INITIAL CLOSING.

     6.1 Conditions to the Lessor's and the Holder's Obligations. The obligations of the Lessor and the Holder to consummate the transactions contemplated by this Agreement, including the obligation to execute and deliver the applicable Operative Agreements to which each is a party on the Initial Closing Date, are subject to (i) the accuracy and correctness in all material respects on the Initial Closing Date of the representations and warranties of the other parties hereto contained herein, (ii) the accuracy and correctness in all material respects on the Initial Closing Date of the representations and warranties of the other parties hereto contained in any other Operative Agreement or certificate delivered pursuant hereto or thereto, (iii) the performance in all material respects by the other parties hereto of their respective agreements contained herein and in the other Operative Agreements and to be performed by them on or prior to the Initial Closing Date and (iv) the satisfaction or waiver by the Lessor and the Holder of all of the following conditions on or prior to the Initial Closing Date:

          (a) Each of the Operative Agreements to be entered into on the Initial Closing Date shall have been duly authorized, executed and delivered by the parties thereto, other than the Lessor, and shall be in full force and effect, and no Default or Event of Default shall exist thereunder (both before and after giving effect to the transactions contmplated by the Operative Agreements), and the Lessor shall have received a fully executed copy of each of the Operative Agreements (other than the Notes of which it shall have received specimens). The Operative Agreements (or memoranda or extracts thereof), any supplements thereto and any financing statements and fixture filings in connection therewith required under the Uniform Commercial Code shall have been filed or shall be promptly filed, if necessary, in such manner as to enable the Lessee's counsel to render its opinion referred to in Section 6.1(c) hereof;

          (b) All taxes, fees and other charges in connection with the execution, delivery, recording, filing and registration of the Operative Agreements shall have been paid or provisions for such payment shall have been made to the reasonable satisfaction of the Administrative Agent, the Holder and the Lessor;

          (c) Counsel for the Lessee reasonably acceptable to the other parties hereto shall have issued to the Lessor, the Administrative Agent, the Lenders and the Holder its opinion in the form attached hereto as Exhibit C or in such other form as is reasonably acceptable to such parties;

          (d) All necessary (or in the reasonable opinion of the Administrative Agent, the Holder or the Lessor or their respective counsel, advisable) Governmental Actions, in each case required by any law or regulation enacted, imposed or adopted on or prior to the date hereof or by any change in fact or circumstances on or prior to the date hereof, shall have been obtained or made and be in full force and effect;

          (e) No action or proceeding shall have been instituted, nor shall any action or proceeding be overtly threatened, before any Governmental Authority, nor shall any order, judgment or decree have been issued or proposed to be issued by any Governmental Authority, to set aside, restrain, enjoin or prevent the full performance of this Agreement, any other Operative Agreement or any transaction contemplated hereby or thereby which is reasonably likely to have a Material Adverse Effect;

          (f) In the reasonable opinion of the Lessor, the Administrative Agent, the Holder and their counsel, the transactions contemplated by the Operative Agreements do not and will not violate any material Legal Requirements and do not and will not subject the Lessor, the Lenders, the Administrative Agent or the Holder to any adverse regulatory prohibitions or constraints, penalties or fines;

          (g) The Lessor, the Administrative Agent and the Holder shall each have received an Officer's Certificate, dated as of the Initial Closing Date, of the Lessee in the form attached hereto as Exhibit D or in such other form as is reasonably acceptable to such parties stating that (i) each and every representation and warranty of the Lessee contained in the Operative Agreements to which it is a party is true and correct in all material respects on and as of the Initial Closing Date; (ii) no Default or Event of Default has occurred and is continuing under any Operative Agreement; (iii) each Operative Agreement to which Lessee is a party is in full force and effect with respect to it; and (iv) the Lessee has performed and complied with all covenants, agreements and conditions contained herein or in any Operative Agreement required to be performed or complied with by it on or prior to the Initial Closing Date;

          (h) The Lessor, the Administrative Agent and the Holder shall each have received (i) a certificate of the Secretary or an Assistant Secretary of Lessee in the form attached hereto as Exhibit E or in such other form as is reasonably acceptable to such parties attaching and certifying as to (1) the resolutions of its Board of Directors duly authorizing the execution, delivery and performance by the Lessee of each of the Operative Agreements to which it is or will be a party, (2) its certificate of incorporation certified as of a recent date by the Secretary of State of the State of Delaware and its by-laws, and (3) the incumbency and signature of persons authorized to execute and deliver on its behalf the Operative Agreements to which it is a party and (ii) a good standing certificate from the appropriate officer of the State of Delaware as to its good standing in such state; and

          (i) As of the Initial Closing Date, there shall not have occurred any material adverse change in the consolidated assets, liabilities, operations, business or financial condition of the Lessee from that set forth in the audited financial statements of the Lessee dated December 31, 1995.

     6.2 Conditions to the Lessee's Obligations. The obligation of the Lessee to consummate the transactions contemplated by this Agreement, including the obligation to execute and deliver the Operative Agreements to which it is a party on the Initial Closing Date, is subject to (i) the accuracy and correctness on the Initial Closing Date of the representations and warranties of the other parties hereto contained herein, (ii) the accuracy and correctness on the Initial Closing Date of the representations and warranties of the other parties hereto contained in any other Operative Agreement or certificate delivered pursuant hereto or thereto, (iii) the performance by the other parties hereto of their respective agreements contained herein and in the other Operative Agreements, in each case to be performed by them on or prior to the Initial Closing Date, and (iv) the satisfaction or waiver by the Lessee of all of the following conditions on or prior to the Initial Closing
Date:

          (a) In the reasonable opinion of the Lessee and its counsel, the transactions contemplated by the Operative Agreements do not and will not violate any material Legal Requirements and do not and will not subject the Lessee to any adverse regulatory prohibitions or constraints;

          (b) No action or proceeding shall have been instituted nor shall any action or proceeding be overtly threatened, before any Governmental Authority, nor shall any order, judgment or decree have been issued or proposed to be issued by any Governmental Authority, to set aside, restrain, enjoin or prevent the full performance of this Agreement, any other Operative Agreement or any transaction contemplated hereby or thereby which is reasonably likely to have a Material Adverse Effect;

          (c) Each of the Operative Agreements to be entered into on the Initial Closing Date shall have been duly authorized, executed and delivered by the parties thereto, other than the Lessee, and shall be in full force and effect, and the Lessee shall have received a fully executed copy of each of the Operative Agreements;

          (d) The Lessee, the Holder and the Administrative Agent shall have received an Officer's Certificate of the Lessor dated as of the Initial Closing Date in the form attached hereto as Exhibit F or in such other form as is reasonably acceptable to Lessee and the Administrative Agent, stating that (i) each and every representation and warranty of the Lessor contained in the Operative Agreements to which it is a party is true and correct on and as of the Initial Closing Date; (ii) each Operative Agreement to which the Lessor is a party is in full force and effect with respect to it, and (iii) the Lessor has duly performed and omplied with all covenants, agreements and conditions contained herein or in any Operative Agreement required to be performed or complied with by it on or prior to the Initial Closing Date;

          (e) The Lessee, the Holder and the Administrative Agent shall have received (i) a certificate of the Secretary, an Assistant Secretary, Trust Officer or Vice President of the Trust Company in the form attached hereto as Exhibit G or in such other form as is reasonably acceptable to Lessee and the Administrative Agent, attaching and certifying as to (A) the signing resolutions duly authorizing the execution, delivery and performance by the Lessor of each of the Operative Agreements to which it is or will be a party (B) its articles of association or other equivalent charter documents and its by-laws, as the case may be, certified as of a recent date by an appropriate officer of the Trust Company, and (C) the incumbency and signature of persons authorized to execute and deliver on its behalf the Operative Agreements to which it is a party and (ii) a good standing certificate from the Office of the Comptroller of the Currency; and

          (f) Counsel for the Lessor acceptable to the other parties hereto shall have issued to the Lessee, the Holder, the Lenders and the Administrative Agent its opinion in the form attached hereto as Exhibit H or in such other form as is reasonably acceptable to such parties.

     6.3 Conditions to the Obligations of the Administrative Agent and the Lenders. The obligations of the Administrative Agent and the Lenders to consummate the transactions contemplated by this Agreement, including the obligation to execute and deliver each of the Operative Agreements to which any such entity is a party on the Initial Closing Date, is subject to (i) the accuracy and correctness in all material respects on the Initial Closing
Date of the representations and warranties of the other parties hereto contained herein, (ii) the accuracy and correctness in all material respects on the Initial Closing Date of the representations and warranties of the other parties hereto contained in any other Operative Agreement or certificate delivered pursuant hereto or thereto, (iii) the performance in all material respects by the other parties hereto of their respective agreements contained herein and in the other Operative Agreements, in each case to be performed by them on or prior to the Initial Closing Date, and
(iv) the receipt by the Administrative Agent of the items required to be delivered to the Administrative Agent pursuant to this Section 6.

SECTION VII  REPRESENTATIONS AND WARRANTIES ON THE INITIAL CLOSING DATE.

     7.1 Representations and Warranties of the Holder. Effective as of the Initial Closing Date, the Holder represents and warrants to each of the other parties hereto that:

          (a) NationsBanc Leasing Corporation of North Carolina is a corporation duly organized, validly existing and in good standing under the laws of the State of North Carolina and has the power and authority to carry on its business as now conducted and to enter into and perform its obligations under each Operative Agreement to which it is or is to be a party and each other agreement, instrument and document to be executed and delivered by it on or before each Closing Date in connection with or as contemplated by each such Operative Agreement to which it is or will be a party;

          (b) The execution, delivery and performance of each Operative Agreement to which it is or will be a party have been duly authorized by all necessary action on its part and neither the execution and delivery thereof, nor the consummation of the transactions contemplated thereby, nor compliance by it with any of the terms and provisions thereof (i) requires or will require any approval of the stockholders of, or approval or consent of any trustee or holder of any indebtedness or obligations of, the Holder which have not been obtained, (ii) contravenes or will contravene any Legal Requirement applicable to or binding on it (except no representation or warranty is made as to any Legal Requirement to which it may be subject solely as a result of the activities of the Lessee) as of the date hereof, (iii) contravenes or will contravene or result in any breach of or constitute any default under, or result in the creation of any Lien upon the Facility, any of the Equipment or any of the Additions (other than Liens created by the Operative Agreements) or any of its other property under its certificate of incorporation or other equivalent charter documents, by-laws or any indenture, mortgage, chattel mortgage, deed of trust, conditional sales contract, bank loan or credit agreement or other agreement or instrument to which it is a party or by which it or its properties is bound or affected or (iv) does or will require any Governmental Action by any Governmental Authority (other than arising solely by reason of the business, condition or activities of the Lessee or any Affiliate thereof or the construction or use of the Facility, the Equipment or the Additions);

          (c) Each Operative Agreement to which it is or will be a party has been, or will be, duly executed and delivered by it and constitutes, or upon execution and delivery will constitute, a legal, valid and binding obligation enforceable against it in accordance with the terms thereof;

          (d) There is no action or proceeding pending or, to its knowledge, threatened against it before any Governmental Authority that questions the validity or enforceability of any Operative Agreement to which it is or will become a party or that, if adversely determined, would materially and adversely affect its ability to perform its obligations under the Operative Agreements to which it is a party;

          (e) It has not assigned or transferred any of its right, title or interest in or under the Lease except in accordance with the Operative Agreements;

          (f) No Default or Event of Default under the Operative Agreements attributable to it has occurred and is continuing;

          (g) It is not a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company' or a "public utility" within the meaning of the Public Utility Holding Company Act of 1935, as amended, or a "public utility" within the meaning of the Federal Power Act, as amended. It is not an "investment company" or a company controlled by an "investment company" within the meaning of the Investment Company Act or an "investment adviser" within the meaning of the Investment Advisers Act of 1940, as amended;

          (h) Except as otherwise contemplated by the Operative Agreements, it shall not, nor shall it direct the Lessor to, use the proceeds of any Loan or Holder Funding for any purpose other than the purchase and/or lease of the Facility, the acquisition and installation of the Equipment, the construction of the Additions, the payment of the Transaction Expenses and the fees, expenses and other disbursements referenced in Section 9.1 of this Agreement and the payment of the interest on the Loans and the Holder Yield on the Holder Fundings which accrues prior to the Basic
     Term Commencement Date; and

          (i) It is acquiring its interest in the Trust Estate for its own account for investment and not with a view to any distribution (as such term is used in Section 2(11) of the Securities Act) thereof, and if in the future it should decide to dispose of its interest in the Trust Estate, it understands that it may do so only in compliance with the Securities Act and the rules and regulations of the Securities and Exchange Commission thereunder and any applicable state securities laws. Neither it nor anyone authorized to act on its behalf has taken or will take any action which would subject the issuance or sale of any interest in the Facility, the Trust Estate or the Lease to the registration requirements of Section 5 of the Securities Act. No representation or warranty contained in this Section 7.1(i) shall include or cover any action or inaction of the Lessee or any Affiliate thereof whether or not purportedly on behalf of the Holder, the Borrower or any of their Affiliates.

     7.2 Representations and Warranties of the Borrower. Effective as of the Initial Closing Date, Trust Company in its individual capacity and as the Borrower, as indicated, represents and warrants to each of the other parties hereto as follows, provided, that the representations in the following paragraphs (h), (i), (j) and (k) are made solely in its capacity as the
Borrower:

           (a) It is a national banking association and is duly organized and validly existing and in good standing under the laws of the United States of America and has the power and authority to enter into and perform its obligations under the Trust Agreement and (assuming due authorization, execution and delivery of the Trust Agreement by the Holder) has the corporate and trust power and authority to act as the Owner Trustee and to enter into and perform the obligations under each of the other Operative Agreements to which Trust Company or the Owner Trustee, as the case may be, is or will be a party and each other agreement, instrument and document to be executed and delivered by it on or before such Closing Date in connection with or as contemplated by each such Operative Agreement to which Trust Company or the Owner Trustee, as the case may be, is or will be a party;

          (b) The execution, delivery and performance of each Operative Agreement to which it is or will be a party, either in its individual capacity or (assuming due authorization, execution and delivery of the Trust Agreement by the Holder) as the Owner Trustee, as the case may be, have been duly authorized by all necessary action on its part and neither the execution and delivery thereof, nor the consummation of the transactions contemplated thereby, nor compliance by it with any of the terms and provisions thereof (i) requires or will require any approval or consent of any trustee or holders of any of its indebtedness or obligations, (ii) contravenes or will contravene any Legal Requirement relating to its banking or trust powers, (iii) contravenes or will contravene or result in any breach of or constitute any default under, or result in the creation of any Lien upon any of its property under,
     (A) its charter or by-laws, or (B) any indenture, mortgage, chattel mortgage, deed of trust, conditional sales contract, bank loan or credit agreement or other agreement or instrument to which it is a party or by which it or its properties may be bound or affected, which contravention, breach, default or Lien under clause (B) would materially and adversely affect its ability, in its individual capacity or as Owner Trustee, to perform its obligations under the Operative Agreements to which it is a party or (iv) requires or will require any Governmental Action by any Governmental Authority regulating its banking or trust powers;

          (c) The Trust Agreement and, assuming the Trust Agreement is the legal, valid and binding obligation of the Holder, each other Operative Agreement to which Trust Company or the Owner Trustee, as the case may be, is or will be a party have been, or on or before such Closing Date will be, duly executed and delivered by Trust Company or the Owner Trustee, as the case may be, and the Trust Agreement and each such other Operative Agreement to which Trust Company or the Owner Trustee, as the case may be, is a party constitutes, or upon execution and delivery will constitute, a legal, valid and binding obligation enforceable against Trust Company or the Owner Trustee, as the case may be, in accordance with the terms thereof;

          (d) There is no action or proceeding pending or, to its knowledge, threatened to which it is or will be a party, either in its individual capacity or as the Owner Trustee, before any Governmental Authority that, if adversely determined, would materially and adversely affect its ability, in its individual capacity or as Owner Trustee, to perform its obligations under the Operative Agreements to which it is a party or would question the validity or enforceability of any of the Operative Agreements to which it is or will become a party;

          (e) It has not assigned or transferred any of its right, title or interest in or under the Lease or the Agency Agreement except in accordance with the Operative Agreements;

          (f) No Default of Event of Default under the Operative Agreements attributable to it has occurred and is continuing;

          (g) Except as otherwise contemplated in the Operative Agreements, the proceeds of the Loans and Holder Fundings shall not be applied by the Owner Trustee for any purpose other than the payment of Transaction Expenses and the fees, expenses and other disbursements referenced in Sections 9.1(a) and (b) of this Agreement, the purchase and/or lease of the Facility, the acquisition and installation of the Equipment, the construction of the Additions and the payment of interest on the Loans and the payment of the Holder Yield on the Holder Fundings, in each case to the extent accrued under the Credit Agreement or Trust Agreement (as the case may be) during the period prior to the Basic Term Commencement Date;

          (h) Neither the Owner Trustee nor any Person authorized by the Owner Trustee to act on its behalf has offered or sold any interest in the Trust Estate or the Notes, or in any similar security relating to the Facility, or in any security the offering of which for the purposes of the Securities Act would be deemed to be part of the same offering as the offering of the aforementioned securities to, or solicited any offer to acquire any of the same from, any Person other than, in the case of the Notes, the Administrative Agent, and neither the Owner Trustee nor any Person authorized by the Owner Trustee to act on its behalf will take any action which would subject, as a direct result of such action alone, the issuance or sale of any interest in the Trust Estate or the Notes to the provisions of Section 5 of the Securities Act or require the qualification of any Operative Agreement under the Trust Indenture Act of 1939, as amended;

          (i) The Owner Trustee's chief place of business, chief executive office and office where the documents, accounts and records relating to the transactions contemplated by this Agreement and each other Operative Agreement are kept are located at 79 South Main Street, Salt Lake City, Utah 84111;

          (j) The Owner Trustee is not engaged principally in, and does not have as one of its important activities, the business of extending credit for the purpose of purchasing or carrying any margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System of the United States), and no part of the proceeds of the Loans or the Holder Fundings will be used by it to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock or for any purpose that violates, or is inconsistent with, the provisions of Regulations G, T, U, or X of the Board of Governors of the Federal Reserve System of the United States; and

          (k) The Owner Trustee is not an "investment company" or a company controlled by an "investment company" within the meaning of the Investment Company Act.

     7.3 Representations and Warranties of the Construction Agent and the Lessee. Effective as of the Initial Closing Date the Construction Agent and the Lessee represent and warrant to each of the other parties hereto that:

          (a) The Incorporated Representations and Warranties are true and correct in all material respects except for such matters set forth on
     Schedule 3 hereto and the Lessee has delivered to each of the Lenders and Holder the most recent audited and quarterly financial statements and other reports required to be delivered pursuant to Section 9.01 of the GGC Credit Agreement.

          (b) The execution and delivery by each of the Construction Agent and the Lessee of this Agreement and the other Operative Agreements and the performance by each of the Construction Agent and the Lessee of its respective obligations under this Agreement and the other Operative Agreements are within the corporate powers of each of the Construction Agent and the Lessee, have been duly authorized by all necessary corporate action on the part of each of the Construction Agent and the Lessee (including any necessary shareholder action), have received all necessary governmental approval, and do not and will not (i) violate any material Legal Requirement which is binding on any of the Construction Agent, the Lessee or any of their Subsidiaries, (ii) contravene or conflict with, or result in a breach of, any provision of the Certificate of Incorporation, By-Laws or other organizational documents of any of the Construction Agent or the Lessee or any of their Subsidiaries or of any agreement, indenture, instrument or other document which is binding on any of the Construction Agent or the Lessee or any of their Subsidiaries or (iii) result in, or require, the creation or imposition of any Lien (other than pursuant to the terms of the Operative Agreements) on any asset of any of the Construction Agent or the Lessee or any of their Subsidiaries.

          (c) This Agreement is, and upon the execution and delivery thereof the other Operative Agreements will be, the legal, valid and binding obligation of each of the Construction Agent and the Lessee, enforceable against each of the Construction Agent and the Lessee in accordance with their terms. The Construction Agent and the Lessee have each executed the various Operative Agreements required to be executed as of the Initial Closing Date.

          (d) The GE Construction Contract is in full force and effect, is enforceable in accordance with its terms and provides for Completion in accordance with (i) the terms thereof, (ii) the Plans and Specifications and (iii) the representations and warranties regarding the Facility made by Georgia Gulf Corporation in or in connection with the Operative Agreements. Georgia Gulf Corporation is not in default under the GE Construction Contract, and to the best knowledge of Georgia Gulf Corporation, General Electric is not in default under the GE Construction Contract.

          (e) No Governmental Action by any Governmental Authority or authorization, registration, consent, approval, waiver, notice or other action by, to or of any other Person is required to authorize or is required in connection with (i) the execution, delivery or performance of any Operative Agreement, (ii) the legality, validity, binding effect or enforceability of any Operative Agreement or (iii) the acquisition, ownership, construction or operation of the Facility, in each case, except those which have been obtained;

          (f) Upon the execution and delivery of the Lease Supplement to the Lease, (i) the Lessee will have unconditionally accepted the Facility and will have a valid and subsisting leasehold interest in the Facility, subject only to the Permitted Exceptions, and (ii) no offset will exist with respect to any Rent or other sums payable under the Lease;

          (g) Except as otherwise contemplated by the Operative Agreements, the Construction Agent shall not use the proceeds of any Funding for any purpose other than the purchase of the Facility, the acquisition and installation of the Equipment, the payment of the Transaction Expenses, the construction of the Additions and the testing thereof and the payment of interest on the Loans and Holder Yield on the Holder Fundings, in each case which accrue prior to the Basic Term Commencement Date.

          (h) All information heretofore or contemporaneously herewith furnished by either the Construction Agent or the Lessee or any of their Subsidiaries to the Administrative Agent, the Owner Trustee, any Lender or the Holder for purposes of or in connection with this Agreement and the transactions contemplated hereby is, and all information hereafter furnished by or on behalf of the Construction Agent, the Lessee or any of their Subsidiaries to the Administrative Agent, the Owner Trustee, any Lender or the Holder pursuant hereto or in connection herewith will be, true and accurate in every material respect on the date as of which such information is dated or certified, and such information, taken as a whole, does not and will not omit to state any material fact necessary to make such information, taken as a whole, not misleading.

     7.4 Representations and Warranties of the Administrative Agent. Effective as of the Initial Closing Date, the Administrative Agent represents and warrants to each of the other parties hereto that:

          (a) It is a national banking association duly organized and validly existing under the laws of the United States of America and has the full power and authority to enter into and perform its obligations under this Agreement and each other Operative Agreement to which it is or will be a party;

          (b) This Agreement and each other Operative Agreement to which it is a party have been, or when executed and delivered will be, duly authorized by all necessary corporate action on the part of the Administrative Agent and have been, or on such Closing Date will have been, duly executed and delivered by the Administrative Agent and, assuming the due authorization, execution and delivery hereof and thereof by the other parties hereto and thereto, are, or upon execution and delivery thereof will be, legal, valid and binding obligations of the Administrative Agent, enforceable against it in accordance with their respective terms;

          (c) The execution, delivery and performance by the Administrative Agent of this Agreement and each other Operative Agreement to which it is or will be a party do not, and will not contravene the articles of association or by-laws or other charter documents of the Administrative Agent, or any applicable Law of the State of Georgia or of the United States of America governing its activities and will not contravene any provision of, or constitute a default under any indenture, mortgage, contract or other instrument of which it is a party or by which it or its properties are bound, or require any consent or approval of any Governmental Authority under any applicable law, rule or regulation of the State of Georgia or any federal law, rule or regulation of the United States of America governing its activities;
     and

          (d) Except as otherwise contemplated by the Operative Agreements, the Administrative Agent shall not, nor shall it direct the Lessor to, use the proceeds of any Loan for any purpose other than the purchase of the Facility, the acquisition and installation of Equipment, the payment of the Transaction Expenses, the construction of the Additions and testing thereof and the payment of interest on the Loans during the period prior to the Basic Term Commencement Date.

SECTION VIII   REPRESENTATIONS AND WARRANTIES ON FUNDING DATES.

     8.1 Representations and Warranties on the Facility Closing Date. The Construction Agent and the Lessee hereby represent and warrant as of the Facility Closing Date as follows (which representations and warranties shall continue until satisfaction of all obligations of the Lessee and the Construction Agent under the Operative Agreements):

          (a) The representations and warranties of the Construction Agent and the Lessee set forth in the Operative Agreements are true and correct in all material respects on and as of the Facility Closing Date as if made on and as of such date. The Construction Agent and the Lessee are in all material respects in compliance with their respective obligations under the Operative Agreements and there exists no Default or Event of Default under any of the Operative Agreements which is continuing and which has not been cured within any cure period expressly granted under the terms of the applicable Operative Agreement. No Default or Event of Default will occur under any of the Operative Agreements as a result of, or after giving effect to, the Funding requested by the Requisition on the Facility Closing Date;

          (b) The Ground Lease for the Facility provides for ground lease rental payments that are not in excess of fair market rental value, and the Facility consists of, among other things a leasehold interest in the
     land pursuant to the   Ground Lease, located at the location set forth
     on the applicable Requisition, all of which is in the Approved State;

          (c) Upon the leasing of the Land on the Facility Closing Date, and at all times thereafter, the Lessor will have a leasehold interest in the Land enforceable against the Lessee, as ground lessor, in accordance with the terms of the Ground Lease and upon the acquisition of the remainder of the Facility, and at all times thereafter, the Lessor will have good and marketable title to the remainder of the Facility, subject only, in each case, to Permitted Liens;

          (d) The execution and delivery of each Operative Agreement delivered by the Construction Agent and/or the Lessee on the Facility Closing Date and the performance of the obligations of the Construction Agent and the Lessee under each Operative Agreement have been duly authorized by all requisite corporate action of the Construction Agent or the Lessee, as applicable;

          (e) Each Operative Agreement delivered on the Facility Closing Date by the Construction Agent and/or the Lessee has been duly executed and delivered by the Construction Agent and/or the Lessee;

          (f) Each Operative Agreement delivered by the Construction Agent and/or the Lessee on such Facility Closing Date is a legal, valid and binding obligation of the Construction Agent or the Lessee, as applicable, enforceable against the Construction Agent or the Lessee, as applicable, in accordance with its respective terms;

          (g) Flood insurance has been obtained for the Facility in accordance with Section 14.2(a) of the Lease;

          (h) The Construction Agent has obtained insurance coverage for the Facility which meets the requirements of the Lease and all of such coverage is in full force and effect;

          (i) The Facility complies with all Legal Requirements applicable as of such date (including, without limitation, all zoning and land use laws and Environmental Laws), except to the extent that failure to comply therewith would not, individually or in the aggregate, have a Material Adverse Effect;

          (j) All utility services and facilities necessary for the installation and operation of the Equipment and the construction and operation of the Additions existing on, or to be constructed after, the Facility Closing Date (including, without limitation, gas, electrical, water and sewage services and facilities) are available at the boundaries of the Land or will be constructed on the Land prior to the Completion Date for the Facility;

          (k) (i) The Security Documents create, as security for the Obligations (as such term is defined in the Security Agreement), valid and enforceable security interests in, and Liens on, all of the Collateral, in favor of the Administrative Agent and the Holder, for the ratable benefit of the Lenders, and the Holder, as their respective interests appear in the Security Documents, and such security interests and Liens are subject to no other Liens. To the extent that the Lien on the portion of the Collateral comprised of real property can be perfected by recordation in the real estate recording office in the State of Louisiana identified by the Construction Agent or the Lessee, upon recordation of the Mortgage Instrument in such real estate recording office, the Lien created by the Mortgage Instrument shall be a perfected first priority mortgage Lien on such real property in favor of the Holder (for the benefit of itself and the Administrative Agent, on behalf of the Lenders). To the extent that the security interests in the portion of the Collateral comprised of personal property can be perfected by filing in the filing offices in the States of Louisiana, Georgia or elsewhere identified by the Construction Agent or the Lessee, upon filing of the Lender Financing Statements in such filing offices, the security interests created by the Security Agreement shall be perfected first priority security interests in such personal property in favor of the Administrative Agent, for the ratable benefit of the Lenders, and the Holder, as their respective interests appear therein.

               (ii) The Lease Agreement creates, as security for the obligations of the Lessee under the Lease Agreement, valid and enforceable security interests in, and Liens on, the Facility leased thereunder, in favor of the Lessor, and such security interests and Liens are subject to no other Liens. To the extent that the Lien on the portion of the Facility comprised of real property can be perfected by recordation in the real estate recording office in the State of Louisiana identified by the Lessee, upon recordation of the memorandum of the Lease Agreement and the memorandum of the Ground Lease in such real estate recording office, the Lien created by the Lease Agreement shall be a perfected first priority mortgage Lien on such real property in favor of the Holder (for the benefit of itself and the Administrative Agent, on behalf of the Lenders). To the extent that the security interests in the portion of the Facility comprised of personal property can be perfected by the filing in the filing offices in the States of Louisiana, Georgia or elsewhere identified by the Construction Agent or the Lessee upon filing of the Lessor Financing Statements in such filing offices, a security interest created by the Lease Agreement shall be perfected first priority security interests in such personal property in favor of the Lessor, which rights pursuant to the Lessor Financing Statements are assigned to the Administrative Agent, for the ratable benefit of the Lenders, and the Holder, as their respective interests appear therein;

          (l) All necessary (or in the reasonable opinion of the Administrative Agent, the Holder, the Lessor or any of their respective counsel, advisable) Governmental Action, in each case required by any Law enacted, imposed or adopted on or prior to the date thereof or by any change in facts or circumstances on or prior to the date thereof, shall have been obtained or made and be in full force and effect; and

          (m) In the aggregate, the Facility and the personal property (movable property) and real property (immovable property) subject to the Ground Lease constitute (and for the duration of the Term shall continue to constitute) all of the equipment, facilities, rights, other personal property and other real property necessary or appropriate to operate, utilize, maintain and control a cogeneration facility and related facilities at the level of production required for Final Completion (as such term is defined in the GE Construction Contract) and otherwise in a commercially reasonable manner. Furthermore, the Facility and the personal property (movable property) and real property (immovable property) subject to the Ground Lease are capable of operating on an independent, stand alone basis to the extent such are not operated in connection with or as part of the Lessee's chemical production complex located in or about Plaquemine, Louisiana.

     8.2 Representations and Warranties Upon Initial Construction Fundings. The Construction Agent and the Lessee hereby represent and warrant as of the date on which the Initial Construction Funding is made as follows:

          (a) The representations and warranties of the Construction Agent and the Lessee set forth in the Operative Agreements are true and correct in all material respects on and as of the date of the Initial Construction Funding as if made on and as of such date. The Construction Agent and the Lessee are in all material respects in compliance with their respective obligations under the Operative Agreements and there exists no Default or Event of Default under any of the Operative Agreements which is continuing and which has not been cured within any cured period expressly granted under the terms of the applicable Operative
     Agreements. No Default or Event of Default will occur under any of the Operative Agreements as a result of, or after giving effect to, the Funding requested by the Requisition on such date;

          (b) The Lessor has a leasehold interest in the Land enforceable against the Lessee, as ground lessor, in accordance with the terms of the Ground Lease and good and marketable title to the remainder of the Facility, subject only, in each case, to Permitted Liens;

           (c) All consents, licenses, permits, authorizations, assignments and building permits required as of such date by all material Legal Requirements or pursuant to the terms of any contract, indenture, instrument or agreement for the acquisition, ownership, construction, completion, occupancy, operation, leasing or subleasing of the Facility have been obtained and are in full force and effect, except to the extent that the failure to so obtain would not reasonably be expected to, individually or in the aggregate, have a Material Adverse Effect;

          (d) The Construction Agent has obtained insurance covering the Facility which meets the requirements of Section 2.6 of the Agency Agreement before commencing construction, repairs or modifications, as the case may be, and such coverage is in full force and effect;

          (e) The Facility, as constructed in accordance with the Plans and Specifications, will comply as of the Completion Date with all material Legal Requirements and Insurance Requirements (including, without limitation, all zoning and land use laws and Environmental Laws), except to the extent the failure to comply therewith would not, individually or in the aggregate, have a Material Adverse Effect. The Plans and Specifications have been or will be prepared in accordance with all applicable Legal Requirements (including, without limitation, all applicable Environmental Laws and building, planning, zoning and fire codes), except to the extent the failure to comply therewith would not, individually or in the aggregate, have a Material Adverse Effect, and upon completion of the Facility in accordance with the Plans and Specifications, the Facility will not encroach in any manner onto any adjoining land (except as permitted by express written easements), shall not be subject to any Lien except Permitted Liens, and the use of the Facility by the Lessee and its agents, assignees, employees, invitees, lessees, licensees and tenants will comply as of the Completion Date in all respects with all applicable Legal Requirements (including, without limitation, all applicable Environmental Laws and building, planning, zoning and fire codes), except to the extent the failure to comply therewith would not, individually or in the aggregate, have a Material Adverse Effect. Upon installation of the Equipment and completion of the Facility in accordance with the Plans and Specifications, (i) there will be no material defects to the Facility including, without limitation, the plumbing, heating, air conditioning and electrical systems thereof and (ii) all water, sewer, electric, gas, telephone and drainage facilities and all other utilities required to adequately service the Facility for its intended use will be available pursuant to adequate permits (including any that may be required under applicable Environmental Laws), except to the extent that failure to obtain any such permit would not, individually or in the aggregate, have a Material Adverse Effect. There is no action, suit or proceeding (including any proceeding in condemnation or eminent domain or under any Environmental Law) pending or, to the best knowledge of the Lessee or the Construction Agent, overtly threatened which adversely affects the title to, or the use, operation or value of, the Facility. No fire or other casualty with respect to the Facility has occurred which fire or other casualty has had a Material Adverse Effect. All utilities serving the Facility, or proposed to serve the Facility in accordance with the Plans and Specifications, are located in (and in the future will be located in) and vehicular access to the Additions is provided by (or will be provided by), either public rights-of-way abutting the Facility or Appurtenant Rights. All licenses, approvals, authorizations, consents, permits (including, without limitation, building, demolition and environmental permits, licenses, approvals, authorizations and consents), easements and rights-of-way, including proof of dedication, required for (i) the use, treatment, storage, transport, disposal or disposition of any Hazardous Substance on, at, under or from the Land underlying the Facility during the construction of the Facility and the use and operation of the Facility following such construction, (ii) the installation of the Equipment and construction of the Facility in accordance with the Plans and Specifications and the Agency Agreement and (iii) the use and operation of the Facility after Completion, in each case have either been obtained from the appropriate Governmental Authorities having jurisdiction or from private parties, as the case may be, or will be obtained from the appropriate Governmental Authorities having jurisdiction or from private parties, as the case may be, prior to commencing any such installation and construction or use and operation, as applicable; and

          (f) All conditions precedent contained in this Agreement and in the other Operative Agreements relating to the initial Funding to the Construction Agent have been substantially satisfied.

     8.3 Representations and Warranties Upon the Date of Each Construction Funding that is not the Initial Funding. The Construction Agent and the Lessee hereby represent and warrant as of each date on which a Construction Funding is made, when such Funding is not the Initial Construction Funding, as follows:

          (a) The representations and warranties of the Construction Agent and the Lessee set forth in the Operative Agreements (including the representations and warranties set forth in Section 8.2) are true and correct in all material respects on and as of the date of such Construction Funding as if made on and as of such date. The
     Construction Agent and the Lessee are in all material respects in compliance with their respective obligations under the Operative Agreements and there exists no Default or Event of Default under any of the Operative Agreements which is continuing and which has not been cured within any cure period expressly granted under the terms of the applicable Operative Agreement. No Default or Event of Default will occur under any of the Operative Agreements as a result of, or after giving effect to, the Funding requested by the Requisition on such date;

          (b) Acquisition and installation of the Equipment and the construction of the Additions to date has been performed in a good and workmanlike manner, substantially in accordance with the Plans and Specifications and the Construction Contracts and in compliance with all Insurance Requirements and material Legal Requirements, except to the extent noncompliance with any Legal Requirements would not, individually or in the aggregate, have a Material Adverse Effect;

          (c) All consents, licenses, permits, authorizations, assignments and building permits required as of the date on which such Funding is made by all material Legal Requirements or pursuant to the terms of any contract, indenture, instrument or agreement for the acquisition, ownership, construction, completion, occupancy, operation, leasing or subleasing of the Facility have been obtained and are in full force and effect except to the extent the failure to so obtain would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect;

          (d) When completed, the Equipment and the Additions shall be wholly within any building restriction lines and otherwise in compliance with all Insurance Requirements and material Legal Requirements (unless consented to by applicable Government Authorities), however established; and

          (e) The Funding is secured by the Liens of the Security Agreement and such Mortgage Instruments, and there have been no Liens against the Equipment or the Additions or any other portion of the Facility since the filing of such UCC Financing Statements and such Mortgage Instruments other than Permitted Liens.

     The Construction Agent and the Lessee further acknowledge that upon the acceptance and use of the funds by the Construction Agent or the Lessee, as the case may be, on behalf of the Lessor that all such representations and warranties remain true and correct on the date of such Funding and that all consents and approvals have been obtained prior to the date of such Funding.

SECTION IX  PAYMENT OF CERTAIN EXPENSES.

     9.1 Transaction Expenses. (a) Lessor agrees on the Initial Closing Date, to pay, or cause to be paid, all reasonable fees, expenses and disbursements of the various legal counsels for the Lessor and the Administrative Agent in connection with the transactions contemplated by the Operative Agreements and incurred in connection with such Initial Closing Date, including all Transaction Expenses (arising from the Initial Closing Date), and all other reasonable fees, expenses and disbursements in connection with such Initial Closing Date, including, without limitation, all fees, taxes and expenses for the recording, registration and filing of documents; provided, however, the Lessor shall pay such amounts described in this Section 9.1(a) only if (i) such amounts are properly described in a Requisition delivered on or before the Initial Closing Date, and (ii) funds are made available by the Lenders and the Holder in connection with such Requisition in an amount sufficient to allow such payment. On the Initial Closing Date after delivery and receipt of the Requisition referenced in Section 4.2(a) hereof and satisfaction of the other conditions precedent for such date, the Holder shall make a Holder Funding and the Lenders shall make Loans to the Lessor to pay for the Transaction Expenses, fees, expenses and other disbursements referenced in this Section 9.1(a). The Lessee agrees to timely pay all amounts referred to in this Section 9.1(a) to the extent not paid by Lessor.

     (b) Assuming no Default or Event of Default shall have occurred and be continuing and only for the period prior to the Basic Term Commencement Date, Lessor agrees on the Facility Closing Date, on the date of any Construction Funding and on the Completion Date to pay, or cause to be paid, all Transaction Expenses including without limitation all reasonable fees, expenses and disbursements of the various legal counsels for the Lessor and the Administrative Agent in connection with the transactions contemplated by the Operative Agreements and billed in connection with such Funding or such Completion Date, all fees, expenses and disbursements incurred with respect to the various items referenced in Sections 5.3, 5.4, 5.5 and/or 5.6
(including without limitation any premiums for title insurance policies and charges for any updates to such policies) and all other reasonable fees, expenses and disbursements in connection with such Funding or such Completion Date including, without limitation, all expenses relating to and all fees, taxes and expenses for the recording, registration and filing of documents and during the Commitment Period, all fees, expenses and costs referenced in Sections 9.3 (i) or (ii) and all fees referenced in Sections 9.3, 9.4 or 9.5; provided, however, the Lessor shall pay such amounts described in this
Section 9.1(b) only if (i) such amounts are properly described in a Requisition delivered on the applicable date and (ii) funds are made available by the Lenders and the Holder in connection with such Requisition in an amount sufficient to allow such payment. On the Facility Closing Date, on the date of any Construction Funding or the Completion Date, after delivery of the applicable Requisition and satisfaction of the other conditions precedent for such date, the Holder shall make a Holder Funding and the Lenders shall make Loans to the Lessor to pay for the Transaction Expenses, fees, expenses and other disbursements referenced in this Section 9.1(b). The Lessee agrees to timely pay all amounts referred to in this
Section 9.1(b) to the extent not paid by the Lessor.

     9.2 Brokers' Fees and Stamp Taxes. Lessee agrees to pay or cause to be paid any brokers' fees and any and all stamp, transfer, general intangible and other similar taxes, fees and excises, if any, including any interest and penalties, which are payable in connection with the transactions contemplated by this Agreement and the other Operative Agreements.

     9.3  Certain Fees and Expenses.  Lessee agrees to pay or cause to be paid
(i) the initial and annual Owner Trustee's fee and all reasonable expenses of the Owner Trustee and any co-trustees (including without limitation reasonable counsel fees and expenses) or any successor owner trustee, for acting as owner trustee under the Trust Agreement, (ii) all reasonable costs and expenses incurred by the Construction Agent, the Lessee, the Administrative Agent, the Lenders, the Holder or the Lessor in entering into the Lease Supplement and any future amendments or supplements with respect to any of the Operative Agreements, whether or not the Lease Supplement, amendments or supplements are ultimately entered into, or giving or withholding of waivers of consents hereto or thereto, which have been requested by the Lessor, the Holder, the Construction Agent, the Lessee, or the Administrative Agent, (iii) all reasonable costs and expenses incurred by the Lessor, the Holder, the Lenders or the Administrative Agent in connection with any exercise of remedies under any Operative Agreement or any purchase of the Facility by the Lessee pursuant to Article XX of the Lease and (iv) all reasonable costs and expenses incurred by the Construction Agent, Lessee, the Administrative Agent, the Lenders, the Holder or the Lessor in connection with any transfer or conveyance of the Facility, whether or not such transfer or conveyance is ultimately accomplished.

     9.4 Unused Fee. During the Commitment Period, the Lessee agrees to pay to the Administrative Agent for the account of (a) the Lenders, respectively, an unused fee (the "Lender Unused Fee") computed at a rate per annum equal to the Applicable Percentage for the Lender Unused Fee multiplied by the Available Commitment of each Lender during the Commitment Period and (b) the Holder for the account of the Holder an unused fee (the "Holder Unused Fee") computed at a rate per annum equal to the Applicable Percentage (for the Holder) for the Holder Unused Fee multiplied by the then current unfunded portion of the Holder Commitment during the Commitment Period. Such Unused Fees shall be calculated on the basis of 360-day year from the actual days elapsed and shall be payable quarterly in arrears on each Unused Fee Payment Date. If all or a portion of any such Unused Fee shall not be paid when due, such overdue amount shall bear interest, payable by the Lessee on demand, at a rate per annum equal to the ABR plus two percent (2%) from the date of such non-payment until such amount is paid in full (as well as before judgment).

     9.5 Participation Fee. On the Initial Closing Date, the Lessee agrees to pay to the Administrative Agent for the account of (a) the Lenders, respectively, a participation fee (the "Lender Participation Fee") equal to the Commitment of such Lender multiplied by 0.001 and (b) the Holder a participation fee (the "Holder Participation Fee") equal to the Holder Commitment multiplied by 0.005. If all or a portion of any such Participation Fee shall not be paid when due, such overdue amount shall bear interest payable by Lessee on demand, at a rate per annum equal to the ABR plus two percent (2%) from the date of such non-payment until such amount is paid in full (after as well as before judgment).

SECTION X  OTHER COVENANTS AND AGREEMENTS.

     10.1 Cooperation with the Construction Agent or the Lessee. The Holder, the Lessor (at the direction of the Holder) and the Administrative Agent shall, to the extent reasonably requested by the Construction Agent or Lessee (but without assuming additional liabilities on account thereof), at the Construction Agent's or the Lessee's expense cooperate with the Construction Agent or the Lessee in connection with its covenants contained herein including, without limitation, at any time and from time to time, upon the request of the Construction Agent or the Lessee to promptly and duly execute and deliver any and all such further instruments, documents and financing statements (and continuation statements related thereto) as the Construction Agent or the Lessee may reasonably request in order to perform such covenants.

     10.2 Covenants of the Owner Trustee and the Holder. Each of the Owner Trustee and the Holder hereby agree that so long as this Agreement is in effect:

          (a) Each of the Holder and the Owner Trustee (both in its trust capacity and in its individual capacity) will not create or permit to exist at any time, and will, at its own cost and expense, promptly take such action as may be necessary duly to discharge, or to cause to be discharged, all Lessor Liens on the Facility attributable to it; provided, however, that the Holder and the Owner Trustee shall not be required to so discharge any such Lessor Lien while the same is being contested in good faith by appropriate proceedings diligently prosecuted so long as such proceedings shall not involve any material danger of impairment of the Liens of the Security Documents or of the sale, forfeiture or loss of, and shall not interfere with the use or disposition of, the Facility or title thereto or any interest therein or the payment of Rent;

          (b) Without prejudice to any right under the Trust Agreement of the Owner Trustee to resign (subject to requirement set forth in the Trust Agreement that such resignation shall not be effective until a successor shall have agreed to accept such appointment), or the Holder's rights under the Trust Agreement to remove the institution acting as Owner Trustee(after consent to such removal by the Administrative Agent as provided in the Trust Agreement), each of the Holder and the Owner Trustee hereby agrees with the Lessee and the Administrative Agent (i) not to terminate or revoke the trust created by the Trust Agreement except as permitted by Article VIII of the Trust Agreement, (ii) not to amend, supplement, terminate or revoke or otherwise modify any provision of the Trust Agreement in such a manner as to adversely affect the rights of any such party without the prior written consent of such party and (iii) to comply with all of the terms of the Trust Agreement, the nonperformance of which would adversely affect such party;

          (c) The Owner Trustee or any successor may resign or be removed by the Holder as Owner Trustee, a successor Owner Trustee may be appointed and a corporation may become the Owner Trustee under the Trust Agreement, only in accordance with the provisions of Article IX of the Trust Agreement and, with respect to such appointment, with the consent of the Lessee, which consent shall not be unreasonably withheld or delayed;

          (d) The Owner Trustee, in its capacity as Owner Trustee under the Trust Agreement, and not in its individual capacity, shall not contract for, create, incur or assume any Indebtedness, or enter into any business or other activity, other than pursuant to or under the Operative Agreements (including without limitation Section 14.16 hereof);

          (e) The Holder will not instruct the Owner Trustee to take any action in violation of the terms of any Operative Agreement;

          (f) Neither the Holder nor the Owner Trustee shall (i) commence any case, proceeding or other action with respect to the Owner Trustee under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization, arrangement, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (ii) seek appointment of a receiver, trustee, custodian or other similar official with respect to the Owner Trustee or for all or any substantial benefit of the creditors of the Owner Trustee; and neither the Holder nor the Owner Trustee shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in this paragraph;

          (g) The Owner Trustee shall give prompt notice to the Lessee, the Holder and the Administrative Agent if the Owner Trustee's chief place of business or chief executive office, or the office where the records concerning the accounts or contract rights relating to the Facility are kept, shall cease to be located at 79 South Main Street, Salt Lake City, Utah 84111, or if it shall change its name;

          (h) Provided that no Lease Default or Lease Event of Default has occurred and is continuing, neither the Owner Trustee nor the Holder shall, without the prior written consent of the Lessee, consent to or permit any amendment, supplement or other modification of the terms and provisions of the Credit Agreement or the Notes;

          (i) Neither the Owner Trustee nor the Holder shall consent to or permit any amendment, supplement or other modification of the terms and provisions of any Operative Agreement, in each case without the prior written consent of the Administrative Agent, subject to the approval of the Majority Lenders, except as described in Section 10.5 of this Agreement; and

          (j) The Owner Trustee (i) shall take such actions and shall refrain from taking such actions with respect to the Operative Agreements (excluding any matter relating to the Facility) and shall grant such approvals and otherwise act or refrain from acting with respect to the Operative Agreements (excluding any matter relating to the Facility) in each case as directed in writing by the Administrative Agent or, in connection with Sections 10.5 or 10.8 hereof, the Lessee, notwithstanding any contrary instruction or absence of instruction by the Holder; and (ii) shall not take any action, grant any approvals or otherwise act under or with respect to the Operative Agreements (excluding any matter relating to the Facility) without first obtaining the prior written consent of the Administrative Agent (and without regard to any contrary instruction or absence of instruction by the Holder); provided, however, that notwithstanding the foregoing provisions of this subparagraph (j) the Owner Trustee, the Administrative Agent and the Holder each acknowledge, covenant and agree that, with respect to all matters under the Operative Agreements that require the consent and/or concurrence of all of the Lenders pursuant to the terms of Section 9.1 of the Credit Agreement (the "Unanimous Vote Matters"), neither the Owner Trustee nor the Administrative Agent shall act or refrain from acting with respect to any Unanimous Vote Matter until such party has received the approval of each Lender and the Holder with respect thereto. The Owner Trustee
     (x) shall take such actions and shall refrain from taking such actions with respect to the Facility and shall grant such approvals and otherwise act or refrain from acting with respect to the Facility in each case as directed in writing by the Holder or, in connection with Sections 10.5 or 10.8 hereof, the Lessee, notwithstanding any contrary instruction or absence of instruction by the Administrative Agent or any Lender; and (y) shall not take any action, grant any approvals or otherwise act under any Operative Agreement or with respect to the Facility without first obtaining the prior written consent of the Holder (and without regard to any contrary instruction or absence of instruction by the Administrative Agent or any Lender).

     10.3 Lessee Covenants, Consent and Acknowledgment.

          (a) Lessee acknowledges and agrees that the Owner Trustee, pursuant to the terms and conditions of the Security Agreement and the Mortgage Instruments, shall create Liens respecting the various personal property, fixtures and real property described therein in favor of the Administrative Agent and the Holder. Lessee hereby irrevocably consents to the creation, perfection and maintenance of such Liens. Each of the Construction Agent and Lessee shall, to the extent reasonably requested by any of the other parties hereto, cooperate with the other parties in connection with their covenants herein or in the other Operative Agreements and shall from time to time duly execute and deliver any and all such future instruments, documents and financing statements (and continuation statements related thereto) as any other party hereto may reasonably request.

          (b) Lessor hereby instructs Lessee, and Lessee hereby acknowledges and agrees, that until such time as the Loans are paid in full and the Liens evidenced by the Security Agreement and the Mortgage Instruments have been released (i) any and all Rent and any and all other amounts of any kind or type under any of the Operative Agreements due and owing or payable to the Lessor or the Owner Trustee shall instead be paid directly to the Administrative Agent or as the Administrative Agent may direct from time to time for allocation and distribution in accordance with the procedures set forth in Section 10.7 hereof and (ii) Lessee shall cause all notices, certificates, financial statements, communications and other information delivered, or required to be delivered, to the Lessor, to also to be delivered at the same time to the Administrative Agent and the Holder.

          (c) The Lessee shall not consent to or permit any amendment, supplement or other modification of the terms or provisions of any Operative Agreement without, in each case, obtaining the prior written consent of the Administrative Agent and/or, to the extent required by
     Section 10.2(j) hereof, the Holder. The Lessee acknowledges that the actions of the Owner Trustee are subject to the consent of the Administrative Agent and the Holder as set forth in Section 10.2(j).

          (d) The Lessee hereby covenants and agrees to cause an Appraisal (in form and substance reasonably satisfactory to the Administrative Agent and the Lessor and from an appraiser selected by Administrative Agent and the Holder) to be issued respecting the Facility as requested by the Administrative Agent and/or the Holder from time to time but no more frequently than every three (3) years; provided, notwithstanding the foregoing, the Lessee agrees to cause such Appraisals to be issued as requested by the Administrative Agent and/or the Holder from time to time (i) at each and every time as such shall be required to satisfy any regulatory requirements imposed on the Administrative Agent, the Lenders and/or the Holder and (ii) after the occurrence of an Event of Default.

          (e) The Lessee hereby covenants and agrees that, except for amounts payable as Basic Rent and as otherwise expressly specified in the Operative Agreements, any and all payment obligations owing from time to time under the Operative Agreements to the Administrative Agent, any Lender or the Holder shall (without further action) be deemed to be (i) obligations payable by the Construction Agent prior to the commencement of the Basic Term and (ii) Supplemental Rent obligations payable by the Lessee after the commencement of the Basic Term. Without limitation, such obligations shall include arrangement fees, administration fees, participation fees, commitment fees, unused fees, breakage costs, indemnities, trustee fees and transaction expenses incurred by the parties hereto in connection with the transactions contemplated by the Operative Agreements.

          (f) At any time the Lessor or the Holder is entitled under the Operative Agreements to possession of the Facility or any component thereof, each of the Construction Agent and the Lessee hereby covenants and agrees, at its own cost and expense, to assemble and make available to the Holder (or its designee) any and all personal property components of the Facility.

          (g) On or prior to April 1, 1996, the Construction Agent shall deliver to the Administrative Agent, the Holder and the Lessor a Phase I environmental site assessment respecting the Facility prepared by an independent recognized professional acceptable to the Administrative Agent, the Holder and the Lessor and in form and substance satisfactory to the Administrative Agent, the Holder and the Lessor. To the extent such site assessment identifies or references any Hazardous Substance or Environmental Violation at the Facility, the Construction Agent shall, on or prior to June 1, 1996, cause such matter to be appropriately remediated and a certification from an independent recognized professional acceptable to the Administrative Agent, the Holder and the Lessor regarding such completed remediation to be delivered to the Administrative Agent, the Holder and the Lessor. To the extent such site assessment is not delivered by April 1, 1996 or any such remediation is not completed by June 1, 1996, the Administrative Agent (in accordance with the instructions of the Majority Lenders) shall determine within 90 days of either such missed deadline if the Facility shall be conveyed to the Lessee. The Lessor and the Lessee shall act in accordance with such determination by the Administrative Agent, and any such conveyance of the Facility by the Lessor to the Lessee shall be pursuant to the terms of the provisions of Section 22.1(c) of the Lease, without regard to whether the Basic Term Commencement Date as occurred at such time.

          (h) The Lessee may add one or more Approved Turbines to the Facility upon the satisfaction (but not prior thereto) of the following terms and conditions respecting each such Approved Turbine prior to the date of installation thereof at the Facility:

               (i) the Lessee shall (A) deliver to the Administrative Agent, each Lender and the Holder fully executed copies of all documents relating to the operation or financing of such proposed Approved Turbine and all other information regarding such proposed Approved Turbine, as reasonably requested by any such party, and (B) obtain the prior written consent of the Administrative Agent, each Lender and the Holder regarding the addition of such proposed Approved Turbine;

               (ii) the Lessee shall demonstrate to the reasonable satisfaction of the Administrative Agent, each Lender and the Holder that (A) such proposed Approved Turbine shall have no adverse impact on the rights of such parties under the Operative Agreements or otherwise with regard to the financing transactions contemplated thereby, (B) the Liens pursuant to the Security Documents shall not be negatively impacted by financing arrangements concerning such proposed
          Approved Turbine and (C) such proposed Approved Turbine may be installed at, and detached and removed from, the Facility without causing damage thereto; and

               (iii) the Lessee shall cause General Electric (or such other independent, certified professional acceptable to the Administrative Agent, each Lender and the Holder) to certify to the Administrative Agent, each Lender and the Holder that the addition and use of such proposed Approved Turbine shall not adversely affect the operation, value, utility or useful life of the Facility.

     10.4 Sharing of Certain Payments. Except for Holder Excepted Payments, the parties hereto acknowledge and agree that all payments due and owing by the Lessee to the Lessor under the Lease or any of the other Operative Agreements shall be made by the Lessee directly to the Administrative Agent as more particularly provided in Section 10.3 hereof. The Holder, the Administrative Agent, the Lenders and the Lessee, acknowledge the terms of
Section 10.7 of the Participation Agreement regarding the allocation of payments and other amounts made or received from time to time under the Operative Agreements and agree, that all such payments and amounts are to be allocated as provided in Section 10.7 of the Participation Agreement.

     10.5 Grant of Easements, etc. The Administrative Agent and the Holder hereby agree that, so long as no Event of Default shall have occurred and be continuing, and until such time as the Holder gives instructions to the contrary to the Owner Trustee, the Owner Trustee shall, from time to time at the request of the Lessee, in connection with the transactions contemplated by the Agency Agreement, the Lease or the other Operative Agreements, (i) consent to any easements and other rights in the nature of easements with respect to the Facility, (ii) consent to the release of existing easements or other rights in the nature of easements which are for the benefit of the Facility, (iii) execute and deliver to any Person any instrument appropriate to confirm or effect such consents or releases, and (iv) execute and deliver to any Person such other documents or materials in connection with the acquisition, development, construction, testing or operation of the Facility, including, without limitation, reciprocal easement agreements, construction contracts, operating agreements, development agreements, plats, replats or subdivision documents; provided, that each of the agreements referred to in this Section 10.5 shall be of the type normally executed by the Lessee in the ordinary course of the Lessee's business and shall be on commercially reasonable terms so as not to diminish the value of the Facility in any material respect.

     10.6 Appointment by the Administrative Agent, the Lenders, the Holder and the Owner Trustee. With regard to any interest in the Facility (including without limitation contract rights, permits, intellectual property, manuals and all other materials and items necessary or appropriate for the operation, use and maintenance of the Facility), the Administrative Agent and the Lenders hereby designate and appoint the Holder as their administrative agent under this Agreement and the other Operative Agreements to take such actions, exercise powers and perform duties in connection with the Holder Collateral (in good faith and in accordance with all the other Operative Agreements) on behalf of the Administrative Agent and/or the Lenders under this Agreement and the other Operative Agreements.

     Neither the Holder nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates shall be (a) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Operative Agreement (except for its or such Person's own gross negligence or willful misconduct) or (b) responsible in any manner to the Administrative Agent or any of the Lenders for any recitals, statements, representations or warranties made by the Owner Trustee or the Lessee or any officer thereof contained in this Agreement or any other Operative Agreement or in any certificate, report, statement or other document referred to or provided for in, or received by the Holder under or in connection with, this Agreement or any other Operative Agreement or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Operative Agreement or for any failure of the Owner Trustee or the Lessee to perform its obligations hereunder or thereunder. The Holder shall not be under any obligation to the Administrative Agent or any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Operative Agreement, or to inspect the properties, books or records of the Owner Trustee or the Lessee.

     The Lenders agree to indemnify the Holder, in its capacity as agent for the Administrative Agent and the Lenders (to the extent not reimbursed by the Owner Trustee and without limiting the obligation of the Owner Trustee to do
so), ratably according to their respective Commitment Percentages in effect on the date on which indemnification is sought under this Section 10.6 (or, if indemnification is sought after the date upon which the Commitments shall have terminated and the Loans shall have been paid in full, ratably in accordance with their Commitment Percentages immediately prior to such date), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the Notes) be imposed on, incurred by or asserted against any of them in any way relating to or arising out of, the Commitments, this Agreement, any of the other Operative Agreements or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by any of them under or in connection with any of the foregoing; provided that no Lender shall be liable for the payment or any portion of such liabilities, obligations, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the gross negligence or willful misconduct of the Holder. The agreements in this Section 10.6 shall survive the payment of the Notes and all other amounts payable hereunder.

     Other than the exercise of reasonable care to assure the safe custody of the Holder Collateral while being held by the Holder hereunder and under the other Operative Agreements, the Holder shall have no duty or liability to preserve rights pertaining thereto, it being understood and agreed that the Lessee shall be responsible for preservation of all rights in the Holder Collateral, and the Holder shall be relieved of all responsibility for the Holder Collateral upon surrendering it or tendering the surrender of it to the Lessee. The Holder shall be deemed to have exercised reasonable care in the custody and preservation of the Holder Collateral in its possession if the Holder Collateral is accorded treatment substantially equal to that which the Holder accords its own property, which shall be no less than the treatment employed by a reasonable and prudent agent in the industry, it being understood that the Holder shall not have responsibility for taking any necessary steps to preserve rights against any parties with respect to any of the Holder Collateral.

     With regard to any interest in the Lease (excluding any interest in the Facility (including without limitation those items referenced in the parenthetical phrase of the first sentence of this Section 10.6)), and the application of proceeds regarding the Lender Collateral, the Holder hereby designates and appoints the Administrative Agent as the administrative agent of the Holder under this Agreement and the other Operative Agreements, to take such actions, exercise powers and perform duties in connection with the Lender Collateral on behalf of the Holder under the provisions of this Agreement and the other Operative Agreements (in good faith and in accordance with the other Operative Agreements). For purposes hereof, and except as expressly provided herein to the contrary and except with regard to any interest in the Facility (including without limitation those items referenced in the parenthetical phrase of the first sentence of this Section 10.6), the provisions of Section 7 of the Credit Agreement, together with such other terms and provisions of the Credit Agreement and the other Operative Agreements as required for the full interpretation and operation of Section 7 of the Credit Agreement are hereby incorporated by reference as if restated herein for the mutual benefit of the Administrative Agent and the Holder as if the Holder were a Lender thereunder. Except as may be expressly provided to the contrary, for purposes hereof, outstanding Holder Fundings shall be taken into account and treated as Loans for purposes of determining Majority Lenders; provided, however, in any case, under the Operative Agreements where the consent of the Holder is expressly required or the Holder is entitled to take any action, such consent shall be given or action taken, whether directly by the Holder or by the Administrative Agent (without the requirement that the consent of any Lender be obtained or permission for such action be granted by any Lender); and, provided, further, no amendment to any provision expressly requiring the consent of the Holder or permitting the Holder to take action (whether directly or through the Administrative Agent), shall be effective without the written consent of the Holder. Further, the Administrative Agent shall be entitled to take such action on behalf of the Owner Trustee as is delegated to the Administrative Agent under any Operative Agreement (whether express or implied) as may be reasonably incidental thereto. Each Lender and the Holder hereby agree to the provisions contained in this Section 10.6.

     10.7 Collection and Allocation of Payments and Other Amounts. (a) The Lessee and the Construction Agent have agreed pursuant to the terms of this Participation Agreement to pay to the Administrative Agent any and all Rent (excluding Holder Excepted Amounts) and any and all other amounts of any kind or type owing by the Lessee or the Construction Agent to the Lessor or the Owner Trustee under the Lease or any of the other Operative Agreements. Promptly after receipt, the Administrative Agent shall apply and allocate, in accordance with the terms of this Section 10.7, such amounts received by the Lessee or the Construction Agent and all other payments, receipts and other consideration of any kind whatsoever received by the Administrative Agent pursuant to the Security Agreement or otherwise received by the Administrative Agent, the Holder or any of the Lenders in connection with the Collateral, the Security Documents or any of the other Operative Agreements.

          (b) Payments and other amounts received by the Administrative Agent from time to time in accordance with the terms of subparagraph (a) shall be applied and allocated as follows:

            (i) Any such payment or amount identified as or deemed to be Basic Rent shall be applied and allocated by the Administrative Agent first, ratably to the Lenders and the Holder for application and allocation to the payment of interest on the Loans and thereafter the principal of the Loans which is due and payable on such date and to the payment of accrued Holder Yield with respect to the Holder Facility Cost and thereafter the portion of the Holder Funding which is to be returned on such date; and second, if no Default or Event of Default is in effect, any excess shall be paid to such Person or Persons as the Lessee may designate; provided, that if a Default or Event of Default is in effect, such excess (if any) shall instead be held by the Administrative Agent until the earlier of (I) the first date thereafter on which no Default or Event of Default shall be in effect (in which case such payments or returns shall then be made to such other Person or Persons) and (II) the Maturity Date or the Expiration Date, as the case may be (or, if earlier, the date of any Acceleration), in which case such amounts shall be applied and allocated in the manner contemplated by Section 10.7(b)(iv). The Administrative Agent shall distribute to
     (x) the Lenders, ratably based on their respective Commitments, all proceeds of Interest Payment Loans which shall be applied and allocated to the interest on the Loans due and payable prior to the Basic Term Commencement Date and (y) the Holder, based on the Holder Commitment, all proceeds of Holder Fundings made with respect to the aggregate amount of Holder Yield on the Holder Fundings prior to the Basic Term Commencement Date.

           (ii) If on any date the Administrative Agent or the Lessor shall receive any amount in respect of (A) any Casualty or Condemnation pursuant to Section 15.1(a) or 15.1(g) of the Lease (excluding any payments in respect thereof which are payable to Lessee in accordance with the Lease), or (B) the Termination Value in connection with the delivery of a Termination Notice pursuant to Article XVI of the Lease, or (C) the Termination Value in connection with the exercise of the Purchase Option under Section 20.1 of the Lease or the exercise of the option of the Lessor to transfer the Facility to the Lessee pursuant to Section 20.3 of the Lease, or (D) any payment required to be made or elected to be made by the Construction Agent to the Lessor pursuant to the terms of the Agency Agreement, then in each case, the Borrower shall be required
     (1) if no Acceleration has occurred, to prepay the principal balance of the Loans and apply and allocate to the Holder Funding, on a pro rata basis, a portion of such amount to be distributed to the Lenders and the Holder, such amount computed (x) in the case of the Loans, based on the ratio of the Loans to the aggregate Facility Cost and (y) in the case of the Holder Funding, based on the ratio of the Holder Funding to the aggregate Facility Cost or (2) if an Acceleration has occurred, to apply and allocate the proceeds respecting Sections 10.7(b)(ii)(A) and 10.7(b)(ii)(D) in accordance with Section 10.7(b)(iii) hereof and to apply and allocate the proceeds respecting Sections 10.7(b)(ii)(B) and 10.7(b)(ii)(C) in accordance with Section 10.7(b)(iv) hereof.

          (iii) An amount equal to any payment identified as proceeds of the sale (or lease upon the exercise of remedies) of the Facility or any portion thereof, whether pursuant to Article XXII of the Lease, the Contract Collateral Assignment, the Letter of Credit or pursuant to the exercise of remedies under the Security Documents or otherwise, the execution of remedies set forth in Section 17.6 of the Lease and any payment in respect of excess wear and tear pursuant to Section 22.3 of the Lease (whether such payment relates to a period before or after the Construction Period Termination Date) shall be applied and allocated by the Administrative Agent first, to the return to the Holder of an amount not to exceed the outstanding Holder Fundings plus all outstanding Holder Yield with respect to such outstanding Holder Fundings, second, to the extent such amount exceeds the maximum amount to be returned pursuant to the foregoing provisions of this paragraph (iii), ratably to the payment of the principal and interest of the Loans then outstanding plus any and all other amounts owing to the Administrative Agent and the Lenders hereunder or under any of the other Operative Agreements, and third, to the extent moneys remain after application and allocation pursuant to clauses first through second above, to the Owner Trustee for application and allocation to any and all other amounts owing to the Holder or the Owner Trustee and as the Owner Trustee and the Holder shall determine; provided, where no Event of Default shall exist and be continuing and a prepayment is made for any reason with respect to less than the full amount of the outstanding principal amount of the Loans and the outstanding Holder Fundings, the proceeds shall be applied and allocated ratably to the Lenders and to the Holder based on the ratio of the outstanding principal balance of the Loans and the outstanding Holder Fundings to the aggregate of such outstanding amounts of the Loans and the Holder Fundings.

           (iv) An amount equal to (A) any such payment identified as a payment pursuant to Section 22.1(b) of the Lease (or otherwise) of the Maximum Residual Guarantee Amount (and (B) any such lesser amount as may be required by Section 22.1(b) of the Lease) in respect of the Facility and (B) any other amount payable upon any exercise of remedies after the occurrence of an Event of Default not covered by Section 10.7(b)(i) or
     (iii) above (including any amount received in connection with an Acceleration which does not represent proceeds from the sale or liquidation of the Facility), shall be applied and allocated by the Administrative Agent first, ratably, to the payment of the principal and interest balance of the Loans then outstanding, second to the payment of any other amounts owing to the Administrative Agent or the Lenders hereunder or under any of the other Operative Agreement, and third, to the extent moneys remain after application and allocation pursuant to clauses first through second above, to the Owner Trustee for application and allocation to Holder Fundings and Holder Yield and any other amounts owing to the Holder or the Owner Trustee as the Owner Trustee and the Holder shall determine.

            (v) An amount equal to any such payment identified as Supplemental Rent shall be applied and allocated by the Administrative Agent to the payment of any amounts then owing to the Administrative Agent, the Lenders, the Holder and the other parties to the Operative Agreements (or any of them) (other than any such amounts payable pursuant to the preceding provisions of this Section 10.7(b)) as shall be determined by the Administrative Agent in its reasonable discretion; provided, however, that Supplemental Rent received upon the exercise of remedies after the occurrence and continuance of an Event of Default in lieu of or in substitution of the Maximum Residual Guarantee Amount or as a partial payment thereon shall be applied and allocated as set forth in Section 10.7(b)(iv).

           (vi) The Administrative Agent in its reasonable judgment shall identify the nature of each payment or amount received by the Administrative Agent and apply and allocate each such amount in the manner specified above.

          (c) Upon the termination of the Commitments and the payment in full of the Loans and all other amounts owing by the Owner Trustee hereunder or under any other Credit Document and the return in full of all amounts owing to the Holder and the Owner Trustee under the Trust Agreement, any moneys remaining with the Administrative Agent shall be returned to the Owner
Trustee or such other Person or Persons as the Owner Trustee may designate.
In the event of an Acceleration it is agreed that, prior to the application and allocation of amounts received by the Administrative Agent in the order described in Section 10.7(b) above, any such amounts shall first be applied and allocated to the payment or return of (i) any and all sums advanced or funded, as the case may be, by the Administrative Agent or the Holder in order to preserve the Collateral or preserve its security interest therein,
(ii) the expenses of retaking, holding, preparing for sale or lease, selling or otherwise disposing or realizing on the Collateral, or of any exercise by the Administrative Agent or the Holder of its rights under the Security Documents, together with reasonable attorneys' fees and court costs and (iii) any and all other amounts reasonably owed to the Administrative Agent under or in connection with the transactions contemplated by the Operative Agreements (including without limitation any accrued and unpaid administration fees).

     10.8 Relative Rights of the Lenders and the Holder. Upon the occurrence and during the continuation of any Default or Event of Default and with respect to the Facility, the remainder of the Holder Collateral and each of the Security Documents to the extent relating to the Holder Collateral or the rights and benefits of the Holder, the Holder in its sole discretion shall make any and all elections and/or decisions and shall take such actions as the Holder deems necessary or appropriate including without limitation with regard to foreclosure, repossession, disposition and all other matters relating to the Facility and/or the remainder of the Holder Collateral.

     Upon the occurrence and during the continuation of any Default or Event of Default and with respect to the Lease, the remainder of the Lender Collateral and each of the Security Documents to the extent relating to the Lender Collateral or the rights and benefits of the Lenders (excluding the Holder), the Administrative Agent (in accordance with the instructions of the Majority Lenders) shall make any and all elections and/or decisions and shall take such actions as the Administrative Agent (in accordance with the instructions of the Majority Lenders) deems necessary or appropriate including without limitation with regard to foreclosure and all other matters relating to the Lease and/or the remainder of the Lender Collateral. For purposes of this paragraph and determining "Majority Lenders", the Holder shall not be deemed a Lender and the Holder Fundings shall not be deemed Loans.

     Upon the occurrence and during the continuation of both an Agency Agreement Event of Default and a Lease Event of Default, the Administrative Agent (in accordance with the instructions of the Majority Lenders) shall determine whether to cause the Lessor to exercise remedies under (a) the Agency Agreement respecting the Agency Agreement Event of Default or (b) the Lease Agreement respecting the Lease Event of Default. For purposes of this paragraph and determining "Majority Lenders", the Holder shall be deemed a Lender and the Holder Fundings shall be deemed Loans.

SECTION XI  CREDIT AGREEMENT AND TRUST AGREEMENT.

     11.1 Construction Agent's and Lessee's Credit Agreement Rights. Notwithstanding anything to the contrary contained in the Credit Agreement, the Administrative Agent, the Lenders, the Holder, the Construction Agent, the Lessee and the Owner Trustee hereby agree that, prior to the occurrence and continuation of any Default or Event of Default, the Construction Agent or the Lessee, as the case may be, shall have the following rights:

          (a) the right to give the notice referred to in Section 2.3 of the Credit Agreement, to designate the account to which a borrowing under the Credit Agreement is to be credited pursuant to Section 2.3 of the Credit Agreement;

          (b)  the right to terminate or reduce the Commitments pursuant to
     Section 2.5(a) of the Credit Agreement;

          (c) the right to exercise the conversion and continuation options pursuant to Section 2.7 of the Credit Agreement;

          (d) the right to receive any certificate issued pursuant to Section 2.11(a) of the Credit Agreement;

          (e) the right to receive any certificate issued pursuant to Section 2.11(b) of the Credit Agreement;

          (f)  the right to receive any payment from a Lender pursuant to
     Section 2.13(c) of the Credit Agreement;

          (g) the right to receive any notice and any certificate, in each case issued pursuant to Section 2.14(a) of the Credit Agreement;

          (h) the right to replace any Lender pursuant to Section 2.14(b) of the Credit Agreement;

          (i) the right to approve any successor agent pursuant to Section 7.9 of the Credit Agreement;

          (j) the right to consent to any assignment by a Lender to which the Lessor has the right to consent pursuant to Section 9.8 of the Credit Agreement;

          (k) the right to consent to any replacement Lender to which the Lessor has the right to consent pursuant to Section 9.20 of the Credit Agreement; and

          (l) without limiting the foregoing clauses (a) through (g), and in addition thereto, provided that no Event of Default then exists, the Construction Agent or the Lessee, as the case may be, shall have the right to exercise any other right of the Owner Trustee under the Credit Agreement upon not less than five (5) Business Days' prior written notice from the Construction Agent or the Lessee, as the case may be, to the Owner Trustee and the Administrative Agent.

      11.2 Construction Agent's and Lessee's Trust Agreement Rights. Notwithstanding anything to the contrary contained in the Trust Agreement, the Construction Agent, the Lessee, the Owner Trustee and the Holder hereby agree that, prior to the occurrence and continuation of any Default or Event of Default, the Construction Agent or the Lessee, as the case may be, shall have the following rights:

          (a) the right to exercise the conversion and continuation options pursuant to Section 3.8 of the Trust Agreement;

          (b) no removal of the Owner Trustee and appointment of a successor Owner Trustee pursuant to Section 9.1 of the Trust Agreement shall be made without the prior written consent (not to be unreasonably withheld or delayed) of the Construction Agent or the Lessee, as the case may be; and

          (c) the Holder and the Owner Trustee shall not amend, supplement or otherwise modify any provision of the Trust Agreement in such a manner as to adversely affect the rights of the Construction Agent or the Lessee, as the case may be.

SECTION XII  TRANSFER OF INTEREST.

     12.1 Restrictions on Transfer. Each Lender may assign or transfer all or a portion of its interest hereunder and under the other Operative Agreements in accordance with Section 9.8 of the Credit Agreement. The Holder may, directly or indirectly, assign, convey or otherwise transfer any of its right, title or interest in or to the Trust Estate or the Trust Agreement in its sole discretion. The Owner Trustee may, subject to the Lien of the applicable Security Documents but only with the prior written consent of the Administrative Agent, the Holder (which consents may be withheld by the Administrative Agent and/or the Holder in their sole discretion) and (provided no Event of Default has occurred and is continuing) with the consent of the Lessee, directly or indirectly, assign, convey, appoint an agent with respect to enforcement of, or otherwise transfer any of its right, title or interest in or to the Facility, the Lease, the Trust Agreement, this Agreement (including, without limitation, any right to indemnification thereunder), or any other document relating to the Facility or any interest in the Facility as provided in the Trust Agreement and the Lease. The provisions of the immediately preceding sentence shall not apply to the obligations of the Owner Trustee to transfer the Facility to the Lessee or a third party purchaser pursuant to Article XXII of the Lease upon payment for the Facility in accordance with the terms and conditions of the Lease.

     12.2 Effect of Transfer. From and after any transfer effected in accordance with this Section 12, the transferor shall be released, to the extent of such transfer, from its liability hereunder and under the other documents to which it is a party in respect of obligations to be performed on or after the date of such transfer; provided, however, that any transferor Holder shall remain liable under Article XI of the Trust Agreement to the extent that the transferee Holder shall not have assumed the obligations of the transferor Holder thereunder. Upon any transfer by the Owner Trustee, the Lessor, the Holder or a Lender as above provided, any such transferee shall assume the obligations of the Owner Trustee, the Lessor, the Holder or the Lender, as the case may be, and shall be deemed an "Owner Trustee", "Lessor", "Holder", or "Lender", as the case may be, for all purposes of such documents and each reference herein to the transferor shall thereafter be deemed a reference to such transferee for all purposes, except as provided in the preceding sentence. Notwithstanding any transfer of all or a portion of the transferor's interest as provided in this Section 12, the transferor shall be entitled to all benefits accrued and all rights vested prior to such transfer including, without limitation, rights to indemnification under any such document.

SECTION XIII  INDEMNIFICATION.

     13.1 General Indemnity. Whether or not any of the transactions contemplated hereby shall be consummated, the Indemnity Provider hereby assumes liability for and agrees to defend, indemnify and hold harmless each Indemnified Person on an After Tax Basis from and against any Claims, which may be imposed on, incurred by or asserted against an Indemnified Person (by any third party, including Claims arising from the negligence of an Indemnified Person (but not to the extent such Claims arise from the gross negligence, willful misconduct or willful breach of such Indemnified Person or are otherwise solely attributable to acts or events occurring after the expiration of the Lease or after the transfer of the Facility to the Lessee or a third party)) in any way relating to or arising or alleged to arise out of the execution, delivery, performance or enforcement of this Agreement, the Lease or any other Operative Agreement or on or with respect to the Facility or any component thereof, including, without limitation, Claims in any way relating to or arising or alleged to arise out of (a) the financing, refinancing, purchase, acceptance, rejection, ownership, design, construction, refurbishment, development, delivery, acceptance, nondelivery, leasing, subleasing, possession, use, operation, maintenance repair, modification, transportation, condition, sale, return, repossession (whether by summary proceedings or otherwise), or any other disposition of the Facility or any part thereof, including the acquisition, holding or disposition of any interest in the Facility, lease or agreement comprising a portion of any thereof; (b) any latent or other defects in the Facility or any portion thereof whether or not discoverable by an Indemnified Person or the Indemnity Provider; (c) a violation of Environmental Laws, Environmental Claims or other loss of or damage to any property or the environment relating to the Facility, the Lease, the Agency Agreement or the Indemnity Provider; (d) the Operative Agreements, or any transaction contemplated thereby; (e) any breach by the Indemnity Provider of any of its representations or warranties under the Operative Agreements to which the Indemnity Provider is a party or failure by the Indemnity Provider to perform or observe any covenant or agreement to be performed by it under any of the Operative Agreements; (f) the transactions contemplated hereby or by any other Operative Agreement, in respect of the application of Parts 4 and 5 of Subtitle B of Title I of ERISA; (g) personal injury, death or property damage, including Claims based on strict or absolute liability in tort; and (h) any failure or default by any Swap Counterparty under or in connection with any Swap Agreement.

     If a written Claim is made against any Indemnified Person or if any proceeding shall be commenced against such Indemnified Person (including a written notice of such proceeding), for any Claim, such Indemnified Person shall promptly notify the Indemnity Provider in writing and shall not take action with respect to such Claim without the consent of the Indemnity Provider for thirty (30) days after the receipt of such notice by the Indemnity Provider; provided, however, that, in the case of any such Claim, if action shall be required by law or regulation to be taken prior to the end of such 30-day period, such Indemnified Person shall, in such notice to the Indemnity Provider, inform the Indemnity Provider of such shorter period, and no action shall be taken with respect to such Claim without the consent of the Indemnity Provider before 7 days before the end of such shorter period; provided, further, that the failure of such Indemnified Person to give the notices referred to in this sentence shall not diminish the Indemnity Provider's obligation hereunder except to the extent such failure precludes in all respects the Indemnity Provider from contesting such Claim.

     If, within thirty (30) days of receipt of such notice from the Indemnified Person (or such shorter period as the Indemnified Person has notified the Indemnity Provider is required by law or regulation for the Indemnified
Person to respond to such Claim), the Indemnity Provider shall request in writing that such Indemnified Person respond to such Claim, the Indemnified Person shall, at the expense of the Indemnity Provider, in good faith conduct and control such action (including, without limitation, by pursuit of appeals) (provided, however, that (A) if such Claim, in the Indemnity Person's reasonable discretion, can be pursued by the Indemnity Provider on behalf of or in the name of such Indemnified Person, the Indemnified Person, at the Indemnity Provider's request, shall allow the Indemnity Provider to conduct and control the response to such Claim and (B) in the case of any Claim, the Indemnified Person may request the Indemnity Provider to conduct and control the response to such Claim (with counsel to be selected by the Indemnity Provider and consented to by such Indemnified Person, such consent not to be unreasonably withheld; provided, however, that any Indemnified Person may retain separate counsel at the expense of the Indemnity Provider in the event of a conflict)) by, in the sole discretion of the Person conducting and controlling the response to such Claim (1) resisting payment thereof, (2) not paying the same except under protest, if protest is necessary and proper,
(3) if the payment be made, using reasonable efforts to obtain a refund thereof in appropriate administrative and judicial proceedings, or (4) taking such other action as is reasonably requested by the Indemnity Provider from time to time.

     The party controlling the response to any Claim shall consult in good faith with the non-controlling party and shall keep the non-controlling party reasonably informed as to the conduct of the response to such Claim; provided, that all decisions ultimately shall be made in the discretion of the controlling party. The parties agree that an Indemnified Person may at any time decline to take further action with respect to the response to such Claim and may settle such Claim if such Indemnified Person shall waive its rights to any indemnity from the Indemnity Provider that otherwise would be payable in respect of such Claim (and any future Claim, the pursuit of which is precluded by reason of such resolution of such Claim) and shall pay to the Indemnity Provider any amount previously paid or advanced by the Indemnity Provider pursuant to this Section 13.1 by way of indemnification or advance for the payment of an amount regarding such Claim.

     Notwithstanding the foregoing provisions of this Section 13.1, an Indemnified Person shall not be required to take any action and no Indemnity Provider shall be permitted to respond to any Claim in its own name or that of the Indemnified Person unless (A) the Indemnity Provider shall have agreed to pay and shall pay to such Indemnified Person on demand and on an After
Tax Basis all reasonable costs, losses and expenses that such Indemnified Person actually incurs in connection with such Claim, including, without limitation, all reasonable legal, accounting and investigatory fees and disbursements and, if the Indemnified Person has informed the Indemnity Provider (in its initial notice of the Claim) that it intends to contest such Claim (whether or not the control of the contest is then assumed by the Indemnity Provider), the Indemnity Provider shall have agreed that the Claim is an indemnifiable Claim hereunder, (B) in the case of a Claim that must be pursued in the name of an Indemnified Person (or an Affiliate thereof), the amount of the potential indemnity (taking into account all similar or logically related Claims that have been or could be raised for which the Indemnity Provider may be liable to pay an indemnity under this Section 13.1) exceeds $25,000, (C) the Indemnified Person shall have reasonably determined that the action to be taken will not result in any material danger of sale, forfeiture or loss of the Facility, or any part thereof or interest therein, will not interfere with the payment of Rent, and will not result in risk of criminal liability, (D) if such Claim shall involve the payment of any amount prior to the resolution of such Claim, the Indemnity Provider shall provide to the Indemnified Person an interest-free advance in an amount equal to the amount that the Indemnified Person is required to pay (with no additional net after-tax cost to such Indemnified Person), (E) in the case of a Claim that must be pursued in the name of an Indemnified Person (or an Affiliate thereof), the Indemnity Provider shall have provided to such Indemnified
Person an opinion of independent counsel selected by the Indemnified Person and reasonably satisfactory to the Indemnity Provider stating that a reasonable basis exists to contest such Claim (or, in the case of an appeal of an adverse determination, an opinion of such counsel to the effect that the position asserted in such appeal will more likely than not prevail) and (F) no Event of Default shall have occurred and be continuing. In no event shall an Indemnified Person be required to appeal an adverse judicial determination to the United States Supreme Court. In addition, an Indemnified Person shall not be required to contest any Claim in its name (or that of an Affiliate) if the subject matter thereof shall be of a continuing nature and shall have previously been decided adversely by a court of competent jurisdiction pursuant to the contest provisions of this Section 13.1, unless there shall have been a change in law (or interpretation thereof) and the Indemnified Person shall have received, at the Indemnity Provider's expense, an opinion of independent counsel selected by the Indemnified Person and reasonably acceptable to the Indemnity Provider stating that as a result of such change in law (or interpretation thereof), it is more likely than not that the Indemnified Person will prevail in such contest.

     13.2 General Tax Indemnity. (a) The Indemnity Provider shall pay and assume liability for, and does hereby agree to indemnify, protect and defend each Facility and all Indemnified Persons, and hold them harmless against, all Impositions on an After Tax Basis, and all payments pursuant to the Operative Agreements shall be made free and clear of and without deduction for any and all present and future Impositions.

          (b) Notwithstanding anything to the contrary in Section 13.2(a) hereof, the following shall be excluded from the indemnity required by
     Section 13.2(a):

               (i) Taxes (other than Taxes that are, or are in the nature of, sales, use, rental, value added, transfer or property taxes) that are imposed on a Indemnified Person (other than Lessor) by the United States federal government that are based on or measured by the net income (including taxes based on capital gains and minimum taxes) of such Person; provided, that this clause (i) shall not be interpreted to prevent a payment from being made on an After Tax Basis if such payment is otherwise required to be so made;

               (ii) Taxes (other than Taxes that are, or are in the nature of, sales, use, rental, value added, transfer or property taxes) that are imposed on any Indemnified Person (other than Lessor) by any state or local jurisdiction or taxing authority within any state or local jurisdiction and that are based upon or measured by the net income or net receipts, except that this clause (ii) shall not apply to (and thus shall not exclude) any such Taxes imposed on an Indemnified Person by the Approved State (or any local taxing authority thereof or therein); provided, that this clause (ii) shall not be interpreted to prevent a payment from being made on an After Tax Basis if such payment is otherwise required to be so made;

               (iii) any Tax to the extent it relates to any act, event or omission that occurs after the termination of the Lease and redelivery or sale of the property in accordance with the terms of the Lease (but not any Tax that relates to such termination, redelivery or sale and/or to any period prior to such termination, redelivery or sale); and

               (iv) any Taxes which are imposed on an Indemnified Person as a result of the gross negligence, wilful misconduct or wilful breach of such Indemnified Person itself (as opposed to gross negligence, wilful misconduct or wilful breach imputed to such Indemnified Person), but not Taxes imposed as a result of ordinary negligence of such Indemnified Person;

          (c) (i) Subject to the terms of Section 13.2(f), the Indemnity Provider shall pay or cause to be paid all Impositions directly to the taxing authorities where feasible and otherwise to the Indemnified Person, as appropriate, and the Indemnity Provider shall at its own expense, upon such Indemnified Person's reasonable request, furnish to such Indemnified Person copies of official receipts or other satisfactory proof evidencing such payment.

                (ii) In the case of Impositions for which no contest is conducted pursuant to Section 13.2(f) and which the Indemnity Provider pays directly to the taxing authorities, the Indemnity Provider shall pay such Impositions prior to the latest time permitted by the relevant taxing authority for timely payment. In the case of Impositions for which the Indemnity Provider reimburses an Indemnified Person, the Indemnity Provider shall do so within thirty (30) days after receipt by the Indemnity Provider of demand by such Indemnified Person describing in reasonable detail the nature of the Imposition and the basis for the demand (including the computation of the amount payable). In the case of Impositions for which a contest is conducted pursuant to Section 13.2(f), the Indemnity Provider shall pay such Impositions or reimburse such Indemnified Person for such Impositions, to the extent not previously paid or reimbursed pursuant to subsection (a), prior to the latest time permitted by the relevant taxing authority for timely payment after conclusion of all contests under Section 13.2(f).

               (iii) At the Indemnity Provider's request, the amount of any indemnification payment by the Indemnity Provider pursuant to subsection (a) shall be verified and certified by an independent public accounting firm mutually acceptable to the Indemnity
          Provider and the Indemnified Person. The reasonable fees and expenses of such independent public accounting firm shall be paid by the Indemnity Provider unless such verification shall result in an adjustment in the Indemnity Provider's favor of 15% or more of the payment as computed by the Indemnified Person, in which case such fee shall be paid by the Indemnified Person.

          (d) The Indemnity Provider shall be responsible for preparing and filing any real and personal property or ad valorem tax returns in respect of the Facility. In case any other report or tax return shall be required to be made with respect to any obligations of the Indemnity Provider under or arising out of subsection (a) and of which the Indemnity Provider has knowledge or should have knowledge, the Indemnity Provider, at its sole cost and expense, shall notify the relevant Indemnified Person of such requirement and (except if such Indemnified Person notifies the Indemnity Provider that such Indemnified Person intends to file such report or return) (A) to the extent required or permitted by and consistent with Legal Requirements, make and file in the Indemnity Provider's name such return, statement or report; and (B) in the case of any other such return, statement or report required to be made in the name of such Indemnified Person, advise such Indemnified Person of such fact and prepare such return, statement or report for filing by such Indemnified Person or, where such return, statement or report shall be required to reflect items in addition to any obligations of the Indemnity Provider under or arising out of subsection (a), provide such Indemnified Person at the Indemnity Provider's expense with information sufficient to permit such return, statement or report to be properly made with respect to any obligations of the Indemnity Provider under or arising out of subsection (a). Such Indemnified Person shall, upon the Indemnity Provider's request and at the Indemnity Provider's expense, provide any data maintained by such Indemnified Person (and not otherwise available to or within the control of the Indemnity Provider) with respect to the Facility which the Indemnity Provider may reasonably require to prepare any required tax returns or reports.

          (e) As between the Indemnity Provider on one hand, and the Lessor or the Administrative Agent, any Lender or the Holder on the other hand, the Indemnity Provider shall be responsible for, and the Indemnity Provider shall indemnify and hold harmless the Lessor, the Administrative Agent, the Lenders and the Holder (without duplication of any indemnification required by subsection (a)) on an After Tax Basis against, any obligation for United States or foreign withholding taxes imposed in respect of the interest payable on the Notes or with respect to Rent payments under the Lease (and, if the Lessor, the Administrative Agent, any Lender or the Holder receives a demand for such payment from any taxing authority, the Indemnity Provider shall discharge such demand on behalf of the Lessor, the Administrative Agent, such Lender or the Holder); provided, however, that the right of any Lender to make a claim for indemnification under this Section 13.2(e) is subject to the compliance by such Lender with the requirements of Section 2.13 of the Credit Agreement.

          (f) (i) If a written Claim is made against any Indemnified Person or if any proceeding shall be commenced against such Indemnified Person (including a written notice of such proceeding), for any Impositions, such Indemnified Person shall promptly notify the Indemnity Provider in writing and shall not take action with respect to such Claim or proceeding without the consent of the Indemnity Provider for thirty (30) days after the receipt of such notice by the Indemnity Provider;
     provided, however, that, in the case of any such Claim or proceeding, if action shall be required by law or regulation to be taken prior to the end of such 30-day period, such Indemnified Person shall, in such notice to the Indemnity Provider, inform the Indemnity Provider of such shorter period, and no action shall be taken with respect to such Claim or proceeding without the consent of the Indemnity Provider before 7 days before the end of such shorter period; provided, further, that the failure of such Indemnified Person to give the notices referred to this sentence shall not diminish the Indemnity Provider's obligation hereunder except to the extent such failure precludes in all respects the Indemnity Provider from contesting such Claim.

                (ii) If, within thirty (30) days of receipt of such notice from the Indemnified Person (or such shorter period as the Indemnified Person has notified the Indemnity Provider is required by law or regulation for the Indemnified Person to commence such contest), the Indemnity Provider shall request in writing that such Indemnified Person contest such Imposition, the Indemnified Person shall, at the expense of the Indemnity Provider, in good faith conduct and control such contest (including, without limitation, by pursuit of appeals) relating to the validity, applicability or amount of such Impositions (provided, however, that (A) if such contest involves a tax other than a tax on net income and can be pursued independently from any other proceeding involving a tax liability of such Indemnified Person, the Indemnified Person, at the Indemnity Provider's request, shall allow the Indemnity
          Provider (and the Indemnity Provider shall be obligated) to conduct and control such contest and (B) in the case of any contest, the Indemnified Person may request the Indemnity Provider to conduct and control such contest (with counsel to be selected by the Indemnity Provider and consented to by such Indemnified Person, such consent not to be unreasonably withheld; provided, however, that any Indemnified Person may retain separate counsel at the expense of the Indemnity Provider in the event of a conflict)) by, in the sole discretion of the Person conducting and controlling such contest, (1) resisting payment thereof, (2) not paying the same except under protest, if protest is necessary and proper, (3) if the payment be made, using reasonable efforts to obtain a refund thereof in appropriate administrative and judicial proceedings, or
          (4) taking such other action as is reasonably requested by the Indemnity Provider from time to time.

               (iii) The party controlling the contest of any Imposition shall consult in good faith with the non-controlling party and shall keep the non-controlling party reasonably informed as to the conduct of such contest; provided, that all decisions ultimately shall be made in the sole discretion of the controlling party. The parties agree that an Indemnified Person may at any time decline to take further action with respect to the contest of any Imposition and may settle such contest if such Indemnified Person shall waive its rights to any indemnity from the Indemnity Provider that otherwise would be payable in respect of such Claim (and any future Claim by any taxing authority, the contest of which is precluded by reason of such resolution of such Claim) and shall pay to the Indemnity Provider any amount previously paid or advanced by the Indemnity Provider pursuant to this Section 13.2 by way of indemnification or advance for the payment of an Imposition other than expenses of such contest.

                (iv)     Notwithstanding the foregoing provisions of this
          Section 13.2, an Indemnified Person shall not be required to take any action and no Indemnity Provider shall be permitted to contest any Impositions in its own name or that of the Indemnified Person unless (A) the Indemnity Provider shall have agreed to pay and shall pay to such Indemnified Person on demand and on an After Tax Basis all reasonable costs, losses and expenses that such Indemnified Person actually incurs in connection with contesting such Impositions, including, without limitation, all reasonable legal, accounting and investigatory fees and disbursements, and, if the Indemnified Person has informed the Indemnity Provider (in its initial notice of the Imposition) that it intends to contest such Imposition (whether or not the control of the contest is then assumed by the Indemnity Provider), the Indemnity Provider shall have agreed that the Imposition is an indemnifiable Imposition hereunder, (B) in the case of a Claim that must be pursued in the name of an Indemnified Person (or an Affiliate thereof), the amount of the potential indemnity (taking into account all similar or logically related Claims that have been or could be raised in any audit involving such Indemnified Person for which the Indemnity Provider may be liable to pay an indemnity under this Section 13.2) exceeds $25,000, (C) the Indemnified Person shall have reasonably determined that the action to be taken will not result in any material danger of sale, forfeiture or loss of any Facility, or any part thereof or interest therein, will not interfere with the payment of Rent, and will not result in risk of criminal liability,
         (D) if such contest shall involve the payment of the Imposition prior to the contest, the Indemnity Provider shall provide to the Indemnified Person an interest-free advance in an amount equal to the Imposition that the Indemnified Person is required to pay (with no additional net after-tax cost to such Indemnified Person), (E) in the case of a Claim that must be pursued in the name of an Indemnified Person (or an Affiliate thereof), the Indemnity Provider shall have provided to such Indemnified Person an opinion of independent tax counsel selected by the Indemnified Person and reasonably satisfactory to the Indemnity Provider stating that a reasonable basis exists to contest such Claim (or, in the case of an appeal or an adverse determination, an opinion of such counsel to the effect that the position asserted in such appeal will more likely than not prevail) and (F) no Default or Event of Default shall have occurred and be continuing. In no event shall an Indemnified Person be required to appeal an adverse judicial determination to the United States Supreme Court. In addition, an Indemnified Person shall not be required to contest any Claim in its name (or that of an Affiliate) if the subject matter thereof shall be of a continuing nature and shall have previously been decided adversely by a court of competent jurisdiction pursuant to the contest provisions of this Section 13.2, unless there shall have been a change in law (or interpretation thereof) and the Indemnified Person shall have received, at the Indemnity Provider's expense, an opinion of independent tax counsel selected by the Indemnified Person and reasonably acceptable to the Indemnity Provider stating that as a result of such change in law (or interpretation thereof), it is more likely than not that the Indemnified Person will prevail in such contest.

SECTION XIV  MISCELLANEOUS.

     14.1 Survival of Agreements. The representations, warranties, covenants, indemnities and agreements of the parties provided for in the Operative Agreements, and the parties' obligations under any and all thereof, shall survive the execution and delivery of this Agreement, the transfer of the Facility to the Owner Trustee, the Completion of the Facility, any disposition of any interest of the Owner Trustee in the Facility or any interest of the Holder in the Owner Trust, the payment of the Notes and any disposition thereof and shall be and continue in effect notwithstanding any investigation made by any party and the fact that any party may waive compliance with any of the other terms, provisions or conditions of any of the Operative Agreements. Except as otherwise expressly set forth herein or in other Operative Agreements, the indemnities of the parties provided for in the Operative Agreements shall survive the expiration or termination of any thereof.

     14.2 No Broker, etc. Each of the parties hereto represents to the others that it has not retained or employed any broker, finder or financial adviser to act on its behalf in connection with this Agreement, nor has it authorized any broker, finder or financial adviser retained or employed by any other Person so to act. Any party who is in breach of this representation shall indemnify and hold the other parties harmless from and against any liability arising out of such breach of this representation.

     14.3 Notices. All notices required or permitted to be given under this Agreement shall be in writing. Notices may be served by certified or registered mail, postage paid with return receipt requested; by private courier, prepaid; by telex, facsimile, or other telecommunication device capable of transmitting or creating a written record; or personally. Mailed notices shall be deemed delivered five days after mailing, properly addressed.
  Couriered notices shall be deemed delivered when delivered as addressed, or if the addressee refuses delivery, when presented for delivery notwithstanding such refusal. Telex or telecommunicated notices shall be deemed delivered when receipt is either confirmed by confirming transmission equipment or acknowledged by the addressee or its office. Personal delivery shall be effective when accomplished. Unless a party changes its address by giving notice to the other party as provided herein, notices shall be delivered to the parties at the following addresses:

  If to the Lessee or the Construction Agent, to it at the following address:

               Georgia Gulf Corporation
               400 Perimeter Center Terrace
               Suite 595
               Atlanta, Georgia 30346
               Attention:  Samuel M. Hensley, Corporate Controller
               Telephone:  (770) 395-4577
               Telecopy:   (770) 395-4529


     If to the Owner Trustee, to it at the following address:

               First Security Bank of Utah, N.A.
               79 South Main Street
               Salt Lake City, Utah 84111
               Attention:  Val T. Orton
                           Corporate Trust Counsel
               Telephone:  (801) 246-5300
               Telecopy:   (801) 246-5053

     or to the extent that Mr. Val T. Orton is hereafter deemed to be the Owner Trustee pursuant to the terms and provisions of Section 14.17 hereof, to him at the following address:

               Mr. Val T. Orton
               c/o First Security Bank of Utah, N.A.
               79 South Main Street
               Salt Lake City, Utah 84111
               Telephone:  (801) 246-5300
               Telecopy:   (801) 246-5053

     If to the Holder, at the address set forth for the Holder on the signature page of the Trust Agreement.

     If to the Administrative Agent, to it at the following address:

               NationsBank, N.A. (South)
               600 Peachtree Street, NE
               21st Floor
               Atlanta, Georgia 30308
               Attention:  Catherine S. Rhodes, Vice President
               Telephone: (404) 607-5531
               Telecopy:  (404) 607-6484

     with a copy to:

               NationsBank, N.A.
               101 North Tryon Street, NC1-001-15-04
               15th Floor
               Charlotte, N.C. 28255
               Attention: Melissa P. Mullis, Corporate Credit Services
                          Representative
               Telephone: (704) 386-2881
               Telecopy:  (704) 386-9923


     If to any Lender, to it at the address set forth for such Lender in
     Schedule 1.1 of the Credit Agreement.

     From time to time any party may designate additional parties and/or another address for notice purposes by notice to each of the other parties hereto. Notice shall be effective upon receipt or refusal thereof.

     14.4 Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute but one and the same instrument.

     14.5 Amendments and Termination. This Section 14.5 is subject to the terms and provisions of Section 10.8 hereof. Neither this Agreement nor any of the terms hereof or any other Operative Agreement may be terminated, amended, supplemented, waived or modified except by an instrument in writing signed by the party against which the enforcement of the termination, amendment, supplement, waiver or modification shall be sought; provided, notwithstanding the foregoing, to the extent any Operative Agreement contemplates consideration of any issue by (a) the Majority Lenders, then consideration of such issue shall be governed by the judgment of the Majority Lenders or (b) all the Lenders, then consideration of such issue shall be governed by the judgment of all the Lenders. This Agreement may be terminated only by an agreement signed in writing by the Owner Trustee, the Holder, the Lessee, the Lenders and the Administrative Agent.

     14.6 Headings, etc. The Table of Contents and headings of the various Articles and Sections of this Agreement are for convenience of reference only and shall not modify, define, expand or limit any of the terms or provisions hereof.

     14.7 Parties in Interest. Except as expressly provided herein, none of the provisions of this Agreement are intended for the benefit of any Person.

     14.8 GOVERNING LAW; WAIVERS OF JURY TRIAL. (a) THIS AGREEMENT SHALL IN ALL RESPECTS BE GOVERNED BY THE LAW OF THE STATE OF GEORGIA AS TO ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE.

     (b) EACH OF THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY, TO THE FULLEST EXTENT ALLOWED BY APPLICABLE LAW, WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT AND FOR ANY COUNTERCLAIM THEREIN.

     14.9 Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     14.10  Liability Limited.

          (a) The Administrative Agent, the Lenders, the Lessee and the Holder each acknowledge and agree that the Owner Trustee is (except as otherwise expressly provided herein or therein) entering into this Agreement and the other Operative Agreements to which it is a party (other than the Trust Agreement and to the extent otherwise provided in Section 7.2 of this Agreement), solely in its capacity as trustee under the Trust Agreement and not in its individual capacity and that Trust Company shall not be liable or accountable under any circumstances whatsoever in its individual capacity for or on account of any statements, representations, warranties, covenants or obligations stated to be those of the Owner Trustee, except for its own gross negligence, willful misconduct or wilful breach and as otherwise expressly provided herein or in the other Operative Agreements.

          (b) Anything to the contrary contained in this Agreement, the Credit Agreement, the Notes or in any other Operative Agreement notwithstanding, neither the Lessor nor the Holder nor any officer, director or shareholder, nor any of the successors or assigns of the foregoing (all such Persons being hereinafter referred to collectively as the "Exculpated Persons"), shall be personally liable in any respect for any liability or obligation hereunder or in any other Operative
     Agreement including the payment of the principal of, or interest on, the Notes, or for monetary damages for the breach of performance of any of the covenants contained in the Credit Agreement, the Notes, this Agreement, the Security Agreement or any of the other Operative Agreements. The Administrative Agent and the Lenders agree that, in the event the Administrative Agent or any Lender pursues any remedies available to them under the Credit Agreement, the Notes, this Agreement, the Security Agreement or under any other Operative Agreement, neither the Administrative Agent nor the Lenders shall have any recourse against any Exculpated Person, for any deficiency, loss or Claim for monetary damages or otherwise resulting therefrom and recourse shall be had solely and exclusively against the Trust Estate and the Lessee (with respect to the Lessee's obligations under the Lease, the Participation Agreement and the Agency Agreement); but nothing contained herein shall be taken to prevent recourse against or the enforcement of remedies against the Trust Estate in respect of any and all liabilities, obligations and undertakings contained herein, in the Credit Agreement, in the Notes, in the Security Agreement or in any other Operative Agreement. Notwithstanding the provisions of this Section, nothing in this Agreement, the Credit Agreement, the Notes, the Security Agreement or any other Operative Agreement shall:
     (i) constitute a waiver, release or discharge of any indebtedness or obligation evidenced by the Notes or arising under this Agreement, the Security Agreement, the Credit Agreement or any other Operative
     Agreement or secured by the Security Agreement or any other Operative Agreement, but the same shall continue until paid or discharged; (ii) relieve the Lessor or any Exculpated Person from liability and responsibility for (but only to the extent of the damages arising by reason of): any fraud, gross negligence, willful misconduct or willful breach on the part of the Lessor or any such Exculpated Person; (iii) relieve the Lessor or any Exculpated Person from liability and responsibility for (but only to the extent of the moneys misappropriated, misapplied or not turned over) (a) except for Holder Excepted Amounts, misappropriation or misapplication by the Lessor
     (i.e., application in a manner contrary to any Operative Agreement) of any insurance proceeds or condemnation award paid or delivered to the Lessor by any Person other than the Administrative Agent, (b) except for Holder Excepted Amounts, any deposits or any escrows or amounts owed by the Lessee under the Agency Agreement held by the Lessor or (c) except for Holder Excepted Amounts, any rents or other income received by the Lessor from the Lessee that are not turned over to the Administrative Agent; or (iv) affect or in any way limit the Administrative Agent's rights and remedies under any Operative Agreement with respect to the Rents and its rights and powers thereunder or to obtain a judgment against the Lessee's interest in the Facility or to the extent the Lessee may be personally liable as otherwise contemplated in clauses (ii) and (iii) of this Section.

     14.11 Rights of Lessee. Notwithstanding any provision of the Operative Agreements, if at any time all obligations (i) of the Owner Trustee under the Credit Agreement and the Security Documents and (ii) of the Lessee under the Operative Agreements have in each case been satisfied or discharged in full, then the Lessee shall be entitled to (a) terminate the Lease and (b) receive all amounts then held under the Operative Agreements and all proceeds with respect to any of the Facility. Upon the termination of the Lease pursuant to the foregoing clause (a), the Lessor shall transfer to the Lessee all of its right, title and interest free and clear of the Lien of the Lease and all Lessor Liens in and to the Facility then subject to the Lease and any amounts or proceeds referred to in the foregoing clause (b) shall be paid over to the Lessee.

     14.12 Further Assurances. The parties hereto shall promptly cause to be taken, executed, acknowledged or delivered, at the sole expense of the Lessee, all such further acts, conveyances, documents and assurances as the other parties may from time to time reasonably request in order to carry out and effectuate the intent and purposes of this Participation Agreement, the other Operative Agreements and the transactions contemplated hereby and thereby (including, without limitation, the preparation, execution and filing of any and all Uniform Commercial Code financing statements, filings of Mortgage Instruments and other filings or registrations which the parties hereto may from time to time request to be filed or effected). The Lessee, at its own expense and without need of any prior request from any other party, shall take such action as may be necessary (including any action specified in the preceding sentence), or (if Owner Trustee shall so request) as so requested, in order to maintain and protect all security interests provided for hereunder or under any other Operative Agreement.

     14.13 Calculations under Operative Agreements. The parties hereto agree that all calculations and numerical determinations to be made under the Operative Agreements by the Owner Trustee shall be made by the Administrative Agent and that such calculations and determinations shall be conclusive and binding on the parties hereto in the absence of manifest error.

     14.14 Confidentiality. Each of the Owner Trustee, the Holder, the Administrative Agent and the Lenders severally agrees to use reasonable efforts to keep confidential all non-public information pertaining to the Lessee or its Subsidiaries which is provided to it by the Lessee or its Subsidiaries and which an officer of the Lessee or any of its Subsidiaries has requested in writing be kept confidential, and shall not intentionally disclose such information to any Person except:

          (a) to the extent such information is public when received by such Person or becomes public thereafter due to the act or omission of any party other than such Person;

          (b) to the extent such information is independently obtained from a source other than the Lessee or any of its Subsidiaries and such information from such source is not, to such Person's knowledge, subject to an obligation of confidentiality or, if such information is subject to an obligation of confidentiality, that disclosure of such information is permitted;

          (c) to counsel, auditors, accountants or agents retained by any such Person or any Affiliates of any such Person provided they agree to keep such information confidential as if such Person or Affiliate were party to this Agreement and to financial institution regulators, including examiners of any Lender, the Administrative Agent or the Owner Trustee, the Holder or any Affiliate in the course of examinations of such Persons;

          (d) in connection with any litigation or the enforcement or preservation of the rights of the Administrative Agent, the Owner Trustee, the Lessor, any Lender or the Holder under the Operative Agreements;

          (e) to the extent required by any applicable statute, rule or regulation or court order (including, without limitation, by way of subpoena) or pursuant to the request of any regulatory or Governmental Authority having jurisdiction over any such Person; provided, however, that such Person shall endeavor (if not otherwise prohibited by Law) to notify the Lessee prior to any disclosure made pursuant to this clause
     (e), except that no such Person shall be subject to any liability whatsoever for any failure to so notify the Lessee;

          (f) the Administrative Agent may disclose such information to the Lenders; or

          (g) to the extent disclosure to other financial institutions or other Persons is appropriate in connection with any proposed or actual
     (i) assignment or grant of a participation by any of the Lenders of interests in the Credit Agreement and/or any Note to such other financial institutions (who will in turn be required by the Administrative Agent to agree in writing to maintain confidentiality as if they were Lenders originally party to the Credit Agreement) or (ii) assignment by the Holder of interests in the Trust Agreement to another Person (who will in turn be required by the transferring Holder to agree in writing to maintain confidentiality as if it were a Holder originally party to this Participation Agreement).

     14.15 Conversion of Transaction into a Secured Loan. At any time during the Construction Period or the Term of the Lease, Lessee, at its option, may elect to convert this Transaction into a secured loan on the same general terms, conditions and economics set forth in the Operative Agreements. Such conversion shall be subject to negotiation, execution and delivery of documentation reasonably satisfactory to all parties. Lessee shall pay any and all Transaction Expenses.

     14.16 Swap Agreement. Upon the request of the Lessee, the Owner Trustee shall within 30 days of such request enter into a Swap Agreement; provided, the Owner Trustee shall have no obligation under any such Swap Agreement except to pay an amount equal to Contingent Rent received by the Owner Trustee from the Lessee. The Owner Trustee hereby authorizes and directs the Lessee to pay from time to time Contingent Rent directly to the appropriate Swap Counterparty in amounts due and owing from time to time under the applicable Swap Agreement and shall request and direct any Swap Counterparty to make payments owed to the Owner Trustee under the Swap Agreement directly to the Lessee. The Lessee shall cause Contingent Rent to be excluded from the Collateral. The Swap Counterparty shall be deemed a third party beneficiary of this Agreement for purposes of this Section 14.16.

     14.17 Substitute Owner Trustee; Owner Trustee Advisor. First Security Bank of Utah, N.A. has entered into this Agreement and the other Operative Agreements not individually, except as expressly stated herein or therein
(as the case may be), but solely as Owner Trustee under the GGC Trust 1996-1; provided, notwithstanding the foregoing provisions of this Section 14.17, solely to the extent that the Louisiana Trust Code (L.A. R.S. 9:1721 et. seq.) is deemed to apply to the GGC Trust 1996-1, then (a) Mr. Val T. Orton, a resident of Davis County, Utah shall be deemed to be the sole Owner Trustee with respect to the GGC Trust 1996-1 and (b) First Security Bank of Utah,
N.A. (and any replacement or successor thereto appointed by the Holder with the consent of the Majority Lenders) shall be deemed to be the Owner Trustee Advisor. To the extent not prohibited by the Louisiana Trust Code, in his capacity as Owner Trustee, Mr. Val T. Orton shall act in accordance with the express, written directions of the Owner Trustee Advisor and any actions not in accordance with such directions shall be deemed null and void and of no force or effect under the Operative Agreements or otherwise. In its capacity as Owner Trustee Advisor, First Security Bank of Utah, N.A. shall act (x) in accordance with the directions, limitations, terms and provisions of the Operative Agreements otherwise applicable to the Owner Trustee and (y) to the extent the Operative Agreements do not contain any direction, limitation, term or provision with regard to any particular situation, in accordance with the written instructions of the Holder. Actions taken by the Owner Trustee Advisor which are not in accordance with the requirements of the immediately preceding sentence shall be deemed null and void and of no force or effect under the Operative Agreements or otherwise.

                         [signature pages follow]


     THUS DONE AND PASSED in _____________, ___________ on the ___ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               GEORGIA GULF CORPORATION, as
                         Construction Agent and as Lessee



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:

     THUS DONE AND PASSED in _____________, __________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               FIRST SECURITY BANK OF UTAH, N.A.,
                         not individually, except as expressly stated herein, but solely as Owner Trustee under the GGC Trust 1996-1



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:

     THUS DONE AND PASSED in ___________________, _________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               NATIONSBANC LEASING CORPORATION OF
                         NORTH CAROLINA, as the Holder



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:

     THUS DONE AND PASSED in ______________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               NATIONSBANK, N.A.(SOUTH), as the Administrative
                            Agent for the Lenders



                         By:
                         Name:
                         Title:



                         Notary Public

                    Printed Name:

                    My Commission Expires:

     THUS DONE AND PASSED in ______________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               ABN AMRO BANK N.V., as a Lender



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:

     THUS DONE AND PASSED in _________________, ___________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                    BANK OF MONTREAL, as a Lender



                              By:
                              Name:
                              Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in ___________________, ________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               THE BANK OF NEW YORK, as a Lender



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in _______________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               THE BANK OF NOVA SCOTIA, as a Lender



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in _____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               THE BANK OF TOKYO TRUST COMPANY, as a Lender



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:




     THUS DONE AND PASSED in ___________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               THE CHASE MANHATTAN BANK, N.A., as a Lender



                         By:
                         Name:
                         Title



                         Notary Public

                         Printed Name:

                    My Commission Expires:




     THUS DONE AND PASSED in ____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                    THE DAI-ICHI KANGYO BANK, LIMITED, ATLANTA
                              AGENCY, as a Lender



                              By:
                              Name:
                              Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:




     THUS DONE AND PASSED in _____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                    THE FUJI BANK, LTD., as a Lender



                              By:
                              Name:
                              Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in ____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                    THE INDUSTRIAL BANK OF JAPAN, LIMITED,
                              as a Lender



                              By:
                              Name:
                              Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in _____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                         THE SAKURA BANK, LIMITED, ATLANTA
                                   AGENCY, as a Lender



                              By:
                              Name:
                              Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:


     THUS DONE AND PASSED in ______________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                    RABOBANK NEDERLAND, NEW YORK BRANCH, as
                              a Lender



                              By:
                              Name:
                              Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in _____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                    RABOBANK NEDERLAND, NEW YORK BRANCH, as
                              a Lender



                              By:
                            Name:
                           Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in _____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                    THE TOKAI BANK, LIMITED, ATLANTA
                              AGENCY, as a Lender



                              By:
                              Name:
                              Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



     THUS DONE AND PASSED in ____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:               WACHOVIA BANK OF GEORGIA, N.A., as a Lender



                         By:
                         Name:
                         Title:



                         Notary Public

                         Printed Name:

                    My Commission Expires:



    THUS DONE AND PASSED in ____________, ______________ on the ____ day
of February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


WITNESSES:                         AGREED:




                         Val T. Orton, subject to Section 6.9 of the Trust Agreement, as Owner Trustee



                         Notary Public

                         Printed Name:

                    My Commission Expires:

                                 EXHIBIT A


                             REQUISITION FORM
     (Pursuant to Sections 4.2 and 5.2 of the Participation Agreement)

     GEORGIA GULF CORPORATION, a Delaware corporation (the "Company") hereby certifies as true and correct and delivers the following Requisition to First Security Bank of Utah, N.A., not individually, except as expressly stated in the Participation Agreement (hereinafter defined), but solely as Owner Trustee under the GGC Trust 1996-1 ("Lessor"), NationsBanc Leasing Corporation of North Carolina, as the holder (the "Holder"), the Lenders party thereto (subject to the definition of Lenders in Appendix A hereto, individually, a "Lender" and collectively, the "Lenders") and NationsBank, N.A. (South), as administrative agent for the Lenders pursuant to the Credit Agreement (the "Administrative Agent"):

     Reference is made herein to that certain Participation Agreement dated as of February 6, 1996 (as such may be amended from time to time, the "Participation Agreement") among the Company, in its capacity as Lessee and as Construction Agent, the Lessor, the Holder, the Lenders and the Administrative Agent. Capitalized terms used herein but not otherwise defined herein shall have the meanings set forth therefor in the Participation Agreement.

Check one:
          ____ INITIAL CLOSING DATE: _________________
          (three Business Days prior notice required for Funding)

          ____ FACILITY CLOSING DATE:_________________
          (three Business Days prior notice required for Funding)

          ____ CONSTRUCTION FUNDING DATE:_____________
          (three Business Days prior notice required for Funding)

1.   Transaction Expenses and other fees, expenses and disbursements under
     Section 9.1(a) or (b) of the Participation Agreement and any and all other amounts contemplated to be financed under the Participation Agreement including without limitation any Work, broker's fees, taxes, recording fees and the like (with supporting invoices or closing statement attached):

           Party to Whom                    Amount Owed
          Amount is Owed                  (in U.S. Dollars)




2. Legal Description of Land (which shall be a legal description of the Land in connection with Facility Closing Date and which is otherwise unnecessary): See attached Schedule 1

3.   Description of Additions:  See attached Schedule 2

4.   Description of Equipment:  See attached Schedule 3

5.   Description of Work:  See attached Schedule 4

6. Aggregate Loans and Holder Fundings requested since the Closing Date, including all the amounts requested under this Requisition: $____________

     In connection with this Requisition, the Company hereby requests that the Lenders make Loans to the Lessor in the amount of $______________ and that the Holder make Holder Fundings to the Lessor in the amount of $________________. The Company hereby certifies (i) that the foregoing amounts requested do not exceed the total aggregate of the Available Commitments plus the Available Holder Commitment and (ii) each of the provisions of the Participation Agreement applicable to the Loans and Holder Fundings requested hereunder have been complied with as of the date of this Requisition.

     The Company has caused this Requisition to the executed by its duly authorized officer as of this _____ day of __________, 199__.


                              GEORGIA GULF CORPORATION


                              By:
                              Name:
                              Title:

                                 Schedule 1

                          Legal Description of Land

                                Schedule 2

                         Description of Additions

                                Schedule 3

                         Description of Equipment




General Description     Make     Model     Serial Number

                                Schedule 4

                                   Work


     Work Performed for which the Funding is requested:

                                 EXHIBIT B


                         GEORGIA GULF CORPORATION

                           OFFICER'S CERTIFICATE

         (Pursuant to Section 5.5 of the Participation Agreement)


GEORGIA GULF CORPORATION, a Delaware corporation (the "Company") DOES HEREBY CERTIFY as follows:

1.   The address for the Facility is _______________________________________.

2.   The Completion Date for the Facility occurred on ______________.

3.   The aggregate Facility Cost for the Facility is $___________.

4. Attached hereto as Schedule I is the detailed, itemized documentation supporting the asserted expenditure amounts referenced above in Section 3 of this Officer's Certificate.

5. The amount of the asserted Facility Cost for (a) personal property cost is $________ and (b) real property cost is $________, in each case for purposes of determining appropriate amounts therefor under the applicable Louisiana sales tax Laws.

6. All Equipment has been acquired, installed and is operational and all Additions have been made in accordance with all applicable material Legal Requirements and the Construction Contracts in a good and workmanlike manner in accordance with the Plans and Specifications (except to the extent that any deviation from the Plans and Specifications could not reasonably be expected to materially impair the value, utility, economic life or operation of the Facility) and otherwise in full compliance with the standards and practices of the Company with respect to Company-owned equipment, properties and additions.

7.   The Facility is a Qualifying Facility.

8. All consents, licenses, permits, authorizations, assignments and building permits required as of such date by all material Legal Requirements or pursuant to the terms of any contract, indenture, instrument or agreement for the acquisition, ownership, construction, completion, occupancy, operation, leasing or subleasing of the Facility have been obtained and are in full force and effect, except to the extent that the failure to so obtain would not reasonably be expected to, individually or in the aggregate, have a Material Adverse Effect.

9. Final Completion (as such term is defined in the GE Construction Contract) of the Facility has been achieved in accordance with the terms and provisions of the GE Construction Contract.

Capitalized terms used in this Officer's Certificate and not otherwise defined have the respective meanings ascribed thereto in the Participation Agreement dated as of February __, 1996 among the Company, as Lessee, NationsBanc Leasing Corporation of North Carolina, as the Holder, the Lenders party thereto, First Security Bank of Utah, N.A., as Owner Trustee and
NationsBank, N.A. (South), as the Administrative Agent.

IN WITNESS WHEREOF, the Company has caused this Officer's Certificate to be duly executed and delivered as of this ____ day of ______________, 199__.


                              GEORGIA GULF CORPORATION


                              By:
                              Name:
                              Title:

                                Schedule I

         Detailed, Itemized Documentation Supporting Facility Cost

                                 EXHIBIT C


                   [Outside Counsel Opinion for Lessee]
        (Pursuant to Section 6.1(c) of the Participation Agreement)



                           __________ ___, 1996




TO THOSE ON THE ATTACHED DISTRIBUTION LIST

     Re: Tax Retention Operating Lease Financing Provided in favor of Georgia Gulf Corporation

Dear Sirs:

We have acted as special counsel to Georgia Gulf Corporation, a Delaware corporation (the "Lessee") in connection with certain transactions contemplated by the Participation Agreement dated as of February 6, 1996
(the "Participation Agreement"), among the Lessee, First Security Bank of Utah, N.A. (the "Owner Trustee"), NationsBanc Leasing Corporation of North Carolina, as the Holder (the "Holder"), the lenders party thereto (individually, a "Lender" and collectively, the "Lenders"), and NationsBank, N.A. (South), as the administrative agent for the Lenders pursuant to the Credit Agreement
(the "Administrative Agent"). This opinion is delivered pursuant to Section 6.1(c) of the Participation Agreement. All capitalized terms used herein, and not otherwise defined herein, shall have the meanings assigned thereto in Appendix A to the Participation Agreement.

In connection with the foregoing, we have examined originals, or copies certified to our satisfaction, of the Operative Agreements, and such other corporate documents and records of the Lessee, certificates of public officials and representatives of the Lessee as to certain factual matters, and such other instruments and documents which we have deemed necessary or advisable to examine for the purpose of this opinion. With respect to such examination, we have assumed (i) the statements of fact made in all such certificates, documents and instruments are true, accurate and complete;
(ii) the due authorization, execution and delivery of the Operative Agreements by the parties thereto other than the Lessee; (iii) the genuineness of all signatures (other than the signatures of persons signing on behalf of the Lessee), the authenticity and completeness of all documents, certificates, instruments, records and corporate records submitted to us as originals and the conformity to the original instruments of all documents submitted to us as copies, and the authenticity and completeness of the originals of such copies; (iv) that all parties other than the Lessee have all requisite corporate power and authority to execute, deliver and perform the Operative Agreements; and (v) the enforceability of the Operative Agreements against all parties thereto other than the Lessee.

Based on the foregoing, and having due regard for such legal considerations as we deem relevant, and subject to the limitations and assumptions set forth herein, including the matters set forth in the last two paragraphs hereof, we are of the opinion that:

     (a) The Lessee is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has the power and authority to conduct its business as presently conducted and to execute, deliver and perform its obligations under the Operative Agreements to which it is a party. The Lessee is duly qualified to do business in all jurisdictions in which its failure to so qualify would materially impair its ability to perform its obligations under the Operative Agreements to which it is a party or its financial position or its business as now and now proposed to be conducted.

     (b) The execution, delivery and performance by the Lessee of the Operative Agreements to which it is a party have been duly authorized by all necessary corporate action on the part of the Lessee and the Operative Agreements to which the Lessee is a party have been duly executed and delivered by the Lessee.

     (c) The Operative Agreements to which the Lessee is a party constitute valid and binding obligations of the Lessee enforceable against the Lessee in accordance with the terms thereof, subject to bankruptcy, insolvency, liquidation, reorganization, fraudulent conveyance, and similar laws affecting creditors' rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law).

     (d) The execution and delivery by the Lessee of the Operative Agreements to which it is a party and compliance by the Lessee with all of the provisions thereof do not and will not (i) contravene the provisions of, or result in any breach of or constitute any default under, or result in the creation of any Lien (other than Permitted Liens) upon any of its property under, its Articles of Incorporation or By-Laws or any indenture, mortgage, chattel mortgage, deed of trust, lease, conditional sales contract, bank loan or credit agreement or other agreement or instrument to which the Lessee is a party or by which it or any of its property may be bound or affected, or (ii) contravene any Laws or any order of any Governmental Authority applicable to or binding on the Lessee.

     (e) No Governmental Action by, and no notice to or filing with, any Governmental Authority is required for the due execution, delivery or performance by the Lessee of any of the Operative Agreements to which it is a party or for the acquisition, ownership, construction and completion of the Facility, except for those which have been obtained.

     (f) There are no actions, suits or proceedings pending or to our knowledge, threatened against the Lessee in any court or before any Governmental Authority, that concern the Facility or the Lessee's interest therein or that question the validity or enforceability of any Operative Agreement to which the Lessee is a party or the overall transaction described in the Operative Agreements to which the Lessee is a party.

     (g) Neither the nature of the Facility, nor any relationship between the Lessee and any other Person, nor any circumstance in connection with the execution, delivery and performance of the Operative Agreements to which the Lessee is a party is such as to require any approval of stockholders of, or approval or consent of any trustee or holders of indebtedness of, the Lessee, except for such approvals and consents which have been duly obtained and are in full force and effect.

     (h) The Security Agreement creates, for the benefit of the holders of the Notes and the Holder, the security interest in the Collateral described therein which by its terms it purports to create. Upon filing of the UCC-1 financing statements with ______________ [identify filing offices], the Administrative Agent and the Holder will have a perfected security interest in that portion of the Collateral which can be perfected by such filing under Article 9 of the UCC.

     (i) The Contract Collateral Agreement creates, for the benefit of the holders of the Notes and the Holder, the security interest in the Contract Collateral described therein which by its terms it purports to create. Upon filing of the UCC-1 financing statements with ______________ [identify filing offices], the Administrative Agent and the Holder will have a perfected security interest in that portion of the Contract Collateral which can be perfected by such filing under Article 9 of the UCC.

     (j) The issuance, sale and delivery of the Notes and the issuance and delivery of the Certificates under the circumstances contemplated by the Participation Agreement do not, under existing law, require registration of the Notes or the certificates being issued on the date hereof under the Securities Act of 1933, as amended, or the qualification of the Loan Agreement under the Trust Indenture Act of 1939, as amended.

     (k) The Operative Agreements (other than the Trust Agreement) to which First Security Bank of Utah, N.A., individually or as Owner Trustee, as the case may be, is a party constitute valid and binding obligations of First Security Bank of Utah, N.A., individually or as Owner Trustee, as the case may be, enforceable against First Security Bank of Utah, N.A., individually or as Owner Trustee, in accordance with the terms thereof, subject to bankruptcy, insolvency, liquidation, reorganization, fraudulent conveyance, and similar laws affecting creditors rights generally, and general principles of equity (regardless of whether the application of such principles is considered in a proceeding in equity or at law).

     (l) The execution and delivery by First Security Bank of Utah, N.A., individually or as Owner Trustee, as the case may be, of the Operative Agreements (other than the Trust Agreement) to which it is a party and compliance by First Security Bank of Utah, N.A., individually or as Owner Trustee, with all of the provisions thereof do not and will not contravene any law, rule or regulation of the State of Georgia.

     (m) By reason of their participation in the transaction contemplated under the Operative Agreements, none of the Administrative Agent, the Lenders, the Holder or the Owner Trustee has to (a) qualify as a foreign corporation in the State of Georgia, (b) file any application or any designation for service of process in the State of Georgia or (c) pay any franchise, income, sales, excise, stamp or other taxes of any kind to the State of Georgia.

     This opinion is limited to the matters stated herein and no opinion is implied or may be inferred beyond the matters stated herein. This opinion is based on and is limited to the laws of the State of Delaware, the State of Georgia and the federal laws of the United States of America. Insofar as the foregoing opinion relates to matters of law other than the foregoing, no opinion is hereby given.

This opinion is for the sole benefit of Lessee, the Administrative Agent, the Holder, the Lenders, First Security Bank of Utah, N.A., not individually, but solely as Owner Trustee under the GGC Trust 1996-1 and their respective successors and assigns and may not be relied upon by any other person other than such parties and their respective successors and assigns without the express written consent of the undersigned. The opinions expressed herein are as of the date hereof and we make no undertaking to amend or supplement such opinions if facts come to our attention or changes in the current law of the jurisdictions mentioned herein occur which could affect such opinions.

                                   Very truly yours,

                                [LESSEE'S OUTSIDE COUNSEL]

                             Distribution List

First Security Bank of Utah, N.A., not individually, but solely as Owner Trustee under the GGC Trust 1996-1

NationsBanc Leasing Corporation of North Carolina, as the Holder

ABN Amro Bank N.V., as a Lender

Bank of Montreal, as a Lender

The Bank of New York, as a Lender

The Bank of Nova Scotia, as a Lender

The Bank of Tokyo Trust Company, as a Lender

The Chase Manhattan Bank, N.A., as a Lender

The Dai-Ichi Kangyo Bank, Limited, Atlanta Agency, as a Lender

The Fuji Bank, Ltd., as a Lender

The Industrial Bank of Japan, Limited, as a Lender

The Sakura Bank, Limited, Atlanta Agency, as a Lender

Rabobank Nederland, New York Branch, as a Lender

The Tokai Bank, Limited, Atlanta Agency, as a Lender

Wachovia Bank of Georgia, N.A., as a Lender

NationsBank, N.A. (South), as the Administrative Agent

                                EXHIBIT D


                         GEORGIA GULF CORPORATION

                           OFFICER'S CERTIFICATE
        (Pursuant to Section 6.1(g) of the Participation Agreement)


     GEORGIA GULF CORPORATION, a Delaware corporation (the "Company"), DOES HEREBY CERTIFY as follows:

1. Each and every representation and warranty of the Company contained in the Operative Agreements to which it is a party is true and correct in all material respects on and as of the date hereof.

2. No Default or Event of Default has occurred and is continuing under any Operative Agreement.

3. Each Operative Agreement to which the Company is a party is in full force and effect with respect to it.

4. The Company has performed and complied with all covenants, agreements and conditions contained in the Participation Agreement (hereinafter defined) or in any Operative Agreement required to be performed or complied with by it on or prior to the date hereof.

Capitalized terms used in this Officer's Certificate and not otherwise defined herein have the respective meanings ascribed thereto in the Participation Agreement dated as of February 6, 1996 among the Company, as Lessee, NationsBanc Leasing Corporation of North Carolina, as the holder (the "Holder"), the lenders party thereto (subject to the definition of Lenders in Appendix A hereto, individually, a "Lender" and collectively, the "Lenders") and NationsBank, N.A. (South), as administrative agent for the Lenders pursuant to the Credit Agreement (the "Administrative Agent").

IN WITNESS WHEREOF, the Company has caused this Officer's Certificate to be duly executed and delivered as of this _____ day of __________, 1996.


                              GEORGIA GULF CORPORATION


                                By:
                              Name:


                              Title:

                                 EXHIBIT E

                         GEORGIA GULF CORPORATION

                           OFFICER'S CERTIFICATE
        (Pursuant to Section 6.1(h) of the Participation Agreement)

     GEORGIA GULF CORPORATION, a Delaware corporation (the "Company") DOES HEREBY CERTIFY as follows:

1. Attached hereto as Schedule I is a true, correct and complete copy of the resolutions of the Board of Directors of the Company duly adopted by the Board of Directors of the Company on __________. Such resolutions have not been amended, modified or rescinded since their date of adoption and remain in full force and effect as of the date hereof.

2. Attached hereto as Schedule II is a true, correct and complete copy of the Articles of Incorporation of the Company on file in the Office of the Secretary of State of the State of Delaware. Such Articles of Incorporation have not been amended, modified or rescinded since their date of adoption and remain in full force and effect as of the date hereof.

3. Attached hereto as Schedule III is a true, correct and complete copy of the Bylaws of the Company. Such Bylaws have not been amended, modified or rescinded since their date of adoption and remain in full force and effect as of the date hereof.

4. The persons named below now hold the offices set forth opposite their names, and the signatures opposite their names and titles are their true and correct signatures.

             Name                  Office              Signature

     ____________________     _________________        __________________

     ____________________     _________________        __________________

IN WITNESS WHEREOF, the Company has caused this Officer's Certificate to be duly executed and delivered as of this _____ day of ___________, 1996.


                              GEORGIA GULF CORPORATION


                              By:
                              Name:
                              Title:

                                Schedule I

                             Board Resolutions

                                Schedule II

                         Articles of Incorporation

                               Schedule III

                                  Bylaws

                                 EXHIBIT F


                     FIRST SECURITY BANK OF UTAH, N.A.

                           OFFICER'S CERTIFICATE
        (Pursuant to Section 6.2(d) of the Participation Agreement)


     FIRST SECURITY BANK OF UTAH, N.A., not individually (except with respect to paragraph 1 below, to the extent any such representations and warranties are made in its individual capacity) but solely as owner trustee under the GGC Trust 1996-1 (the "Owner Trustee"), DOES HEREBY CERTIFY as follows:

(a) Each and every representation and warranty of the Owner Trustee contained in the Operative Agreements to which it is a party is true and correct on and as of the date hereof.

(b) Each Operative Agreement to which the Owner Trustee is a party is in full force and effect with respect to it.

(c) The Owner Trustee has duly performed and complied with all covenants, agreements and conditions contained in the Participation Agreement (hereinafter defined) or in any Operative Agreement required to be performed or complied with by it on or prior to the date hereof.

Capitalized terms used in this Officer's Certificate and not otherwise defined herein have the respective meanings ascribed thereto in the Participation Agreement dated as of February 6, 1996 among Georgia Gulf Corporation, as Lessee, NationsBanc Leasing Corporation of North Carolina, as the holder (the "Holder"), the lenders party thereto (subject to the definition of Lenders in Appendix A hereto, individually, a "Lender" and collectively, the "Lenders") and NationsBank, N.A. (South), as administrative agent for the Lenders pursuant to the Credit Agreement (the "Administrative Agent").

IN WITNESS WHEREOF, the Owner Trustee has caused this Officer's Certificate to be duly executed and delivered as of this _____ day of __________ 1996.

                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually, except as expressly stated herein, but solely as Owner Trustee under the GGC Trust 1996-1


                                    By:
                                  Name:




                              Title:

                                 EXHIBIT G


                     FIRST SECURITY BANK OF UTAH, N.A.

                           OFFICER'S CERTIFICATE
        (Pursuant to Section 6.2(e) of the Participation Agreement)


     FIRST SECURITY BANK OF UTAH, N.A., a national banking association (the "Owner Trustee") DOES HEREBY CERTIFY as follows:

1. Attached hereto as Schedule I is a true, correct and complete copy of the resolutions of the Board of Directors of the Owner Trustee duly adopted by the Board of Directors of the Owner Trustee on __________. Such resolutions have not been amended, modified or rescinded since their date of adoption and remain in full force and effect as of the date hereof.

2. Attached hereto as Schedule II is a true, correct and complete copy of the Articles of Association of the Owner Trustee on file in the Office of the Comptroller of the Currency. Such Articles of Association have not been amended, modified or rescinded since their date of adoption and remain in full force and effect as of the date hereof.

3. Attached hereto as Schedule III is a true, correct and complete copy of the Bylaws of the Owner Trustee. Such Bylaws have not been amended, modified or rescinded since their date of adoption and remain in full force and effect as of the date hereof.

4. The persons named below now hold the offices set forth opposite their names, and the signatures opposite their names and titles are their true and correct signatures.

             Name                  Office              Signature

     ____________________     _________________        __________________

     ____________________     _________________        __________________

IN WITNESS WHEREOF, the Owner Trustee has caused this Officer's Certificate to be duly executed and delivered as of this _____ day of __________ 1996.

                              FIRST SECURITY BANK OF UTAH, N.A.


                              By:
                              Name:
                              Title:

                                Schedule I

                             Board Resolutions

                                Schedule II

                          Articles of Association

                               Schedule III

                                  Bylaws

                                 EXHIBIT H



                [Outside Counsel Opinion for Owner Trustee]
                    (Pursuant to Section 6.2(f) of the
                         Participation Agreement)

                            __________ __, 1996



TO THOSE ON THE ATTACHED DISTRIBUTION LIST

Re:  Trust Agreement dated as of February 6, 1996

Dear Sirs:

We have acted as special counsel for First Security Bank of Utah, N.A., a national banking association, in its individual capacity ("FSB") and in its capacity as trustee (the "Owner Trustee") under the Trust Agreement dated as of February 6, 1996 (the "Trust Agreement") by and among it and NationsBanc Leasing Corporation of North Carolina (the "Holder"), in connection with the execution and delivery by the Owner Trustee of the Operative Agreements to which it is a party. Except as otherwise defined herein, the terms used herein shall have the meanings set forth in Appendix A to the Participation Agreement dated as of February 6, 1996 (the "Participation Agreement") by and among Georgia Gulf Corporation, the Holder, First Security Bank of Utah, N.A., in its individual capacity as expressly set forth therein and otherwise as Owner Trustee and the lenders party thereto (individually, a "Lender" and collectively, the "Lenders") and NationsBank, N.A. (South), as the administrative agent for the Lenders pursuant to the Credit Agreement (the "Administrative Agent").

We have examined originals or copies, certified or otherwise identified to our satisfaction, of such documents, corporate records and other instruments as we have deemed necessary or advisable for the purpose of rendering this opinion.

Based upon the foregoing, we are of the opinion that:

     1. FSB is a national banking association duly organized, validly existing and in good standing under the laws of United States of America and each of FSB and the Owner Trustee has under the laws of the State of Utah and federal banking law the power and authority to enter into and perform its obligations under the Trust Agreement and each other Operative Agreement to which it is a party.

     2.   The Owner Trustee is the duly-appointed trustee under the Trust
     Agreement.

     3. The Trust Agreement has been duly authorized, executed and delivered by one of the officers of FSB and, assuming due authorization, execution and delivery by the Holder, is a legal, valid and binding obligation of the Owner Trustee (and to the extent set forth therein, against FSB), enforceable against the Owner Trustee (and to the extent set forth therein, against FSB) in accordance with its terms, and the Trust Agreement creates under the laws of the State of Utah for the Holder the beneficial interest in the Trust Estate it purports to create and is a valid trust under the laws of the State of Utah.

     4. The Operative Agreements to which it is party have been duly authorized, executed and delivered by FSB, and, assuming due authorization, execution and delivery by the other parties thereto, are legal, valid and binding obligations of FSB, enforceable against FSB in accordance with their respective terms.

     5. The Operative Agreements to which it is party have been duly authorized, executed and delivered by the Owner Trustee, and, assuming due authorization, execution and delivery by the other parties thereto, are legal, valid and binding obligations of the Owner Trustee, enforceable against the Owner Trustee in accordance with their respective terms. The Notes and the Certificates have been duly issued, executed and delivered by the Owner Trustee, pursuant to authorization contained in the Trust Agreement, and the Certificates are entitled to the benefits and security afforded by the Trust Agreement in accordance with its terms and the terms of the Trust Agreement.

     6. The execution and delivery by each of FSB and the Owner Trustee of the Trust Agreement and the Operative Agreements to which it is a party, and compliance by FSB or Owner Trustee, as the case may be, with all of the provisions thereof do not and will not contravene any Laws applicable to or binding on FSB, or as Owner Trustee, or contravene the provisions of, or constitute a default under, its charter documents or by-laws or, to our knowledge after due inquiry, any indenture, mortgage contract or other agreement or instrument to which FSB or Owner Trustee is a party or by which it or any of its property may be bound or affected.

     7. The execution and delivery of the Operative Agreements by each of FSB and the Owner Trustee and the performance by each of FSB and the Owner Trustee of their respective obligations thereunder does not require on or prior to the date hereof the consent or approval of, the giving of notice to, the registration or filing with, or the taking of any action in respect of any Governmental Authority or any court.

     8. Assuming that the trust created by the Trust Agreement is treated as a grantor trust for federal income tax purposes within the contemplation of Section 671 through 678 of the Internal Revenue Code of 1986, there are no fees, taxes, or other charges (except taxes imposed on fees payable to the Owner Trustee) payable to the State of Utah or any political subdivision thereof in connection with the execution, delivery or performance by the Owner Trustee, the Administrative Agent, the Lenders, Georgia Gulf Corporation or the Holder, as the case may be, of the Operative Agreements or in connection with the acquisition of any Facility by the Owner Trustee or in connection with the making by the Holder of its investment in the Trust or its acquisition of the beneficial interest in the Trust Estate or in connection with the issuance and acquisition of the Certificate, or the Notes, and neither the Owner Trustee, the Trust Estate nor the trust created by the Trust Agreement will be subject to any fee, tax or other governmental charge (except taxes on fees payable to the Owner Trustee) under the laws of the State of Utah or any political subdivision thereof on, based on or measured by, directly or indirectly, the gross receipts, net income or value of the Trust Estate by reason of the creation or continued existence of the trust under the terms of the Trust Agreement pursuant to the laws of the State of Utah or the Owner Trustee's performance of its duties under the Trust Agreement.

     9. There is no fee, tax or other governmental charge under the laws of the State of Utah or any political subdivision thereof in existence on the date hereof on, based on or measured by any return of Holder Amounts under the Certificates, Notes or the beneficial interests in the Trust Estate, by reason of the creation of the trust under the Trust Agreement pursuant to the laws of the State of Utah or the Owner Trustee's performance of its duties under the Trust Agreement within the State of Utah.

     10. Upon the filing of the financing statement on form UCC-1 in the form attached hereto as Exhibit A with the Secretary of State of the State of Utah, the security interest of the Administrative Agent, for the benefit of the Lenders, and of the Holder, will be perfected, to the extent that such perfection is governed by Article 9 of the Uniform Commercial Code as in effect in the State of Utah (the "Utah UCC").

Your attention is directed to the Utah UCC, which provides, in part, that a filed financing statement which does not state a maturity date or which states a maturity date of more than five years is effective only for a period of five years from the date of filing, unless within six months prior to the expiration of said period a continuation statement is filed in the same office or offices in which the original statement was filed. The continuation statement must be signed by the secured party, identify the original statement by file number and state that the original statement is still effective. Upon the timely filing of a continuation statement, the effectiveness of the original financing statement is continued for five years after the last date to which the original statement was effective. Succeeding continuation statements may be filed in the same manner to continue the effectiveness of the original statement.

The opinions set forth in paragraphs 3 and 4 above are subject to the qualification that enforceability of the Trust Agreement and the other Operative Agreements to which the Owner Trustee is a party, in accordance with their respective terms, may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting enforcement of creditors' rights generally.

We are attorneys admitted to practice in the State of Utah and in rendering the foregoing opinions we have not passed upon, or purported to pass upon, the laws of any jurisdictions other than the State of Utah and the federal banking law governing the banking and trust powers of FSB.

This opinion is for the sole benefit of Georgia Gulf Corporation, the Administrative Agent, the Lenders, the Holder, FSB, not individually, but solely as Owner Trustee under the GGC Trust 1996-1 and their respective successors and assigns and may not be relied upon by any other person other than such parties and their respective successors and assigns without the express written consent of the undersigned. The opinions expressed herein are as of the date hereof and we make no undertaking to amend or supplement such opinions if facts come to our attention or changes in the current law of the jurisdictions mentioned herein occur which could affect such opinions.

                              Very truly yours,

                              [Owner Trustee's Outside Counsel]

                             Distribution List

Georgia Gulf Corporation

First Security Bank of Utah, N.A., not individually, but solely as Owner Trustee under the GGC Trust 1996-1

NationsBanc Leasing Corporation of North Carolina, as the Holder

ABN Amro Bank N.V., as a Lender

Bank of Montreal, as a Lender

The Bank of New York, as a Lender

The Bank of Nova Scotia, as a Lender

The Bank of Tokyo Trust Company, as a Lender

The Chase Manhattan Bank, N.A., as a Lender

The Dai-Ichi Kangyo Bank, Limited, Atlanta Agency, as a Lender

The Fuji Bank, Ltd., as a Lender

The Industrial Bank of Japan, Limited, as a Lender

The Sakura Bank, Limited, Atlanta Agency, as a Lender

Rabobank Nederland, New York Branch, as a Lender

The Tokai Bank, Limited, Atlanta Agency, as a Lender

Wachovia Bank of Georgia, N.A., as a Lender

NationsBank, N.A. (South), as the Administrative Agent

                                 EXHIBIT A

                        Form of Lender UCC Filings

                                 EXHIBIT I


                    Description of Material Litigation

                                   None

                                 EXHIBIT J

                          [Form of Ground Lease]
        (Pursuant to Section 5.3(e) of the Participation Agreement)

                                 EXHIBIT K

                            [Form of Mortgage]
        (Pursuant to Section 5.3(l) of the Participation Agreement)

                                 EXHIBIT L

                   [Form of Memorandum of Ground Lease]
        (Pursuant to Section 5.3(o) of the Participation Agreement)

                                Schedule 1

                        Redemption of Holder Amount

                                  Percentage of Holder
   Date                          Amount to be Redeemed

                                 Schedule 2

                             Repayment of Loans

                                             Percentage of Loan
               Date                          to be Repaid

                                Schedule 3


          Changes in Incorporated Representations and Warranties

                                   None

                               Appendix A
                     Rules of Usage and Definitions




                            I.  Rules of Usage


     The following rules of usage shall apply to this Appendix A and the Operative Agreements (and each appendix, schedule, exhibit and annex to the foregoing) unless otherwise required by the context or unless otherwise defined therein:

          (a) Except as otherwise expressly provided, any definitions set forth herein or in any other document shall be equally applicable to the singular and plural forms of the terms defined.

          (b) Except as otherwise expressly provided, references in any document to articles, sections, paragraphs, clauses, annexes, appendices, schedules or exhibits are references to articles, sections, paragraphs, clauses, annexes, appendices, schedules or exhibits in or to such document.

          (c) The headings, subheadings and table of contents used in any document are solely for convenience of reference and shall not constitute a part of any such document nor shall they affect the meaning, construction or effect of any provision thereof.

          (d) References to any Person shall include such Person, its successors and permitted assigns and transferees.

          (e) Except as otherwise expressly provided, reference to any agreement means such agreement as amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the applicable provisions thereof.

          (f) Except as otherwise expressly provided, references to any law includes any amendment or modification to such law and any rules or regulations issued thereunder or any law enacted in substitution or replacement therefor.

          (g) When used in any document, words such as "hereunder", "hereto", "hereof" and "herein" and other words of like import shall, unless the context clearly indicates to the contrary, refer to the whole of the applicable document and not to any particular article, section, subsection, paragraph or clause thereof.

          (h) References to "including" means including without limiting the generality of any description preceding such term and for purposes hereof the rule of ejusdem generis shall not be applicable to limit a general statement, followed by or referable to an enumeration of specific matters, to matters similar to those specifically mentioned.

          (i) Each of the parties to the Operative Agreements and their counsel have reviewed and revised, or requested revisions to, the Operative Agreements, and the usual rule of construction that any ambiguities are to be resolved against the drafting party shall be inapplicable in the construing and interpretation of the Operative Agreements and any amendments or exhibits thereto.

          (j) Capitalized terms used in any Operative Agreements which are not defined in this Appendix A but are defined in another Operative Agreement shall have the meaning so ascribed to such term in the applicable Operative Agreement.


                             II.  Definitions

     "ABR" shall mean, for any day, a rate per annum equal to the greater of
(a) the Prime Lending Rate in effect on such day, and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof:
"Prime Lending Rate" shall mean the rate which the Administrative Agent announces from time to time as its prime lending rate as in effect from time to time. The Prime Lending Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. Any
Lender may make commercial loans or other loans at rates of interest at, above or below the Prime Lending Rate. The Prime Lending Rate shall change automatically and without notice from time to time as and when the prime lending rate of the Administrative Agent changes. "Federal Funds Effective Rate" shall mean, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve
System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it. Any change in the ABR due to a change in the Prime Lending Rate or the Federal Funds Effective Rate shall be effective as of the opening of business on the effective day of such change in the Prime Lending Rate or the Federal Funds Effective Rate, respectively.

     "ABR Holder Funding" shall mean a Holder Funding bearing a Holder Yield based on the ABR.

     "ABR Loans" shall mean Loans bearing interest based upon the ABR.

     "Acceleration" shall have the meaning given to such term in Section 6 of the Credit Agreement.

     "acquire" or "purchase" shall mean, with respect to the Facility, the acquisition or purchase of the Facility by the Lessor from any Person.

     "Acquisition Funding" shall have the meaning given to such term in Section
5.3 of the Participation Agreement.

     "Acquisition Loan" shall mean a Loan made in connection with an Acquisition Funding.

     "Additions" shall mean, with respect to the construction, renovations and/or Modifications on the Land, all buildings, structures, Fixtures, and other improvements of every kind existing at any time and from time to time on or under the Land, together with any and all appurtenances to such buildings, structures or improvements, including sidewalks, utility pipes, conduits and lines, parking areas and roadways, and including all Modifications and other additions to or changes in the Additions at any time, including without limitation (a) any Additions existing as of the Closing Date as such Additions may be referenced on the applicable Requisition and (b) any Additions made subsequent to the Closing Date.

     "Administrative Agent" shall mean NationsBank, N.A. (South), a national banking association, in its capacity as administrative agent for the Lenders.

     "Affiliate" shall mean, with respect to any Person, any Person or group acting in concert in respect of the Person in question that, directly or indirectly, controls or is controlled by or is under common control with such Person. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with") shall mean the possession, directly or indirectly, of the power to direct or cause the direction of management and policies of a Person, whether through the ownership of voting securities or by contract or otherwise.

     "After Tax Basis" shall mean, with respect to any payment to be received, the amount of such payment increased so that, after deduction of the amount of all taxes required to be paid by the recipient calculated at the then maximum marginal rates generally applicable to Persons of the same type as the recipients (less any tax savings realized as a result of the payment of the indemnified amount) with respect to the receipt by the recipient of such amounts, such increased payment (as so reduced) is equal to the payment otherwise required to be made.

     "Agency Agreement" shall mean the Agency Agreement, dated as of the Initial Closing Date between the Construction Agent and the Lessor.

     "Agency Agreement Event of Default" shall mean an "Event of Default" as defined in Section 5.1 of the Agency Agreement.

     "Agent" or "Administrative Agent" shall mean NationsBank, N.A. (South), a national banking association, as administrative agent for the Lenders pursuant to the Credit Agreement, or any successor agent appointed in accordance with the terms of the Credit Agreement.

     "Applicable Percentage" shall mean with respect to the applicable Funded Debt Ratio, the applicable rate per annum set forth opposite such Funded Debt
Ratio:





Funded Debt Ratio     Applicable Percentage      Applicable      Applicable
                               for               Percentage      Percentage
                         Eurodollar Loans        for Lender      for Holder
                                                 Unused Fee      Unused Fee

Less than or equal
 to 0.75 to 1.00              .425%                .100%           .100%

Greater than 0.75 to
1.00 and less than or
equal to 2.00 to 1.00         .475%                .125%           .125%

Greater than 2.00 to 1.00     .700%                .250%           .250%


Changes in the Applicable Percentage resulting from changes in the Funded Debt Ratio shall become effective on the date on which financial statements and a compliance certificate evidencing the same are delivered to the Administrative Agent and the Holder and shall remain in effect until financial statements and a compliance certificate evidencing a different Funded Debt Ratio are delivered to the Administrative Agent and the Holder; provided, to the extent any such financial statements and/or compliance certificates are not delivered to the Administrative Agent and the Holder on a date required for such delivery under the Operative Agreements, then the largest Applicable Percentage shall apply until the date the appropriate financial statements and/or compliance certificates are delivered; provided, further, until the effectiveness of any change in the Applicable Percentage based upon a Funded Debt Ratio announced after the Initial Closing, the smallest Applicable Percentage shall apply.

     "Appraisal" shall mean, with respect to the Facility, an appraisal to be delivered in connection with the Participation Agreement or in accordance with the terms of the Lease, in each case prepared by a reputable appraiser selected by the Administrative Agent and the Holder, which in the judgment of counsel to the Administrative Agent, complies with all of the provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, as amended, the rules and regulations adopted pursuant thereto, and all other applicable
Legal Requirements.

     "Appraisal Procedure" shall have the meaning given such term in Section
22.4 of the Lease.

     "Approved State" means Louisiana.

     "Approved Turbine" shall mean each GE 7EA combustion turbine and associated air cooled generator or other combustion turbine and associated air cooled generator, in all cases reasonably acceptable to the Administrative Agent, each Lender and the Holder and satisfying the requirements of Section 10.3(h) of the Participation Agreement.

     "Appurtenant Rights" shall mean (i) all agreements, easements, rights of way or use, rights of ingress or egress, privileges, appurtenances, tenements, hereditaments and other rights and benefits at any time belonging or pertaining to the Land underlying the Additions, including, without limitation, the use of any streets, ways, alleys, vaults or strips of land adjoining, abutting, adjacent or contiguous to the Land and (ii) all permits, licenses and rights, whether or not of record, appurtenant to such Land or the Additions.

     "Assignment and Acceptance" shall mean the Assignment and Acceptance in the form attached to the Credit Agreement as Exhibit B.

     "Available Commitment" shall mean, as to any Lender at any time, an amount equal to the excess, if any, of (a) the amount of such Lender's Commitment over
(b) the aggregate principal amount of all Loans made by such Lender as of such date after giving effect to Section 5.2(d) of the Participation Agreement (but without giving effect to any repayments or prepayments of any Loans hereunder).

     "Available Holder Commitment" shall mean an amount equal to the excess, if any, of (i) the amount of the Holder Commitment over (ii) the aggregate amount of the Holder Fundings made since the Initial Closing Date after giving effect to Section 5.2(d) of the Participation Agreement (but without giving effect to any other returns of any Holder Fundings).

     "Bankruptcy Code" shall mean Title 11 of the U. S. Code entitled "Bankruptcy," as now or hereafter in effect or any successor thereto.

     "Basic Rent" shall mean, the sum of (i) the Loan Basic Rent and (ii) the Lessor Basic Rent, calculated as of the applicable date on which Basic Rent is due.

     "Basic Term" shall have the meaning specified in Section 2.2 of the Lease.

     "Basic Term Commencement Date" shall have the meaning specified in Section
2.2 of the Lease.

     "Basic Term Expiration Date" shall have the meaning specified in Section
2.2 of the Lease.

     "Bill of Sale" shall mean a Bill of Sale regarding Equipment in form and substance satisfactory to the Holder, the Administrative Agent and the Owner Trustee.

     "Board" shall mean the Board of Governors of the Federal Reserve System of the United States (or any successor).

     "Borrowing Date" shall mean any Business Day specified in a notice delivered pursuant to Section 2.3 of the Credit Agreement as a date on which the Lessor requests the Lenders to make Loans hereunder.

     "Budgeted Total Facility Cost" shall mean, at any date of determination, an amount equal to the aggregate amount which the Construction Agent in good faith expects to be expended in order to achieve Completion of the Facility (including amounts expected to be expended to pay interest on the Loans and Holder Yield on the Holder Fundings).

     "Business Day" shall mean a day other than a Saturday, Sunday or other day on which commercial banks in Dallas, Texas, Atlanta, Georgia or Charlotte, North Carolina are authorized or required by law to close; provided, however, that when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

     "Capitalized Lease" shall mean, as applied to any Person, any lease of property (whether real, personal, tangible, intangible or mixed of such Person) by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with GAAP.

     "Cash Flow" shall mean, for any period, the sum (without duplication), determined on a consolidated basis for the Construction Agent or the Lessee, as the case may be, and its Subsidiaries, of (i) net operating income of the Construction Agent or the Lessee, as the case may be, and its Subsidiaries (calculated before provision for income taxes, interest expense, extraordinary items and income attributable to equity in Affiliates) for such period plus (ii) depreciation, amortization and other non-cash items (to the extent deducted in determining operating income) for such period plus (iii) accrued interest income (to the extent not included in determining operating income) for such period.

     "Casualty" shall mean any damage or destruction of all or any portion of the Facility as a result of a fire or other casualty.

     "CERCLA" shall mean the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, 42 U.S.C. Sections 9601 et seq., as amended by the Superfund Amendments and Reauthorization Act of 1986.

     "Certificate" shall mean the Certificate in favor of the Holder regarding the Holder Commitment of the Holder issued pursuant to the terms and conditions of the Trust Agreement.

     "Claims" shall mean any and all obligations, liabilities, losses, actions, suits, penalties, claims, demands, costs and expenses (including, without limitation, reasonable attorney's fees and expenses) of any nature whatsoever.

     "Closing Date" shall mean the Initial Closing Date and the Facility Closing Date.

     "Code" shall mean the Internal Revenue Code of 1986, together with the rules and regulationspromulgated thereunder, as amended from time to time, or any successor statute thereto.

     "Collateral" shall mean all assets of the Lessor, now owned or hereafter acquired, upon which a lien is purported to be created by the Security Documents.

     "Commitment" shall mean, as to any Lender, the obligation of such Lender to make the portion of the Loans to the Lessor in an aggregate principal amount at any time outstanding not to exceed the amount set forth opposite such Lender's name on Schedule 1.1 of the Credit Agreement, as such amount may be reduced from time to time in accordance with the provisions of the Credit Agreement.

     "Commitment Percentage" shall mean, as to any Lender at any time, the percentage which such Lender's Commitment then constitutes of the aggregate Commitments (or, at any time after the Commitments shall have expired or terminated, the percentage which the aggregate principal amount of such Lender's Loans then outstanding constitutes of the aggregate principal amount of all of the Loans then outstanding).

     "Commitment Period" shall mean the period from and including the Initial Closing Date to and including the Construction Period Termination Date, or such earlier date as the Commitments shall terminate as provided in the Credit Agreement.

     "Completion" shall mean such time as final completion of the acquisition, installation and testing of the Equipment and the final completion of the construction and testing of the Additions, in each case respecting the Facility, has been achieved in accordance with the Plans and Specifications and the GE Construction Contract, the Agency Agreement and/or the Lease, and in compliance with all material Legal Requirements and Insurance Requirements and a certificate of completion has been issued with respect to the Facility by General Electric in form and substance satisfactory to the Administrative Agent and the Holder.

     "Completion Date" shall mean, the earlier of (i) the date on which Completion of the Facility has occurred or (ii) February 6, 1998, which date may be extended for up to an additional six months thereafter, to the extent Completion is delayed because of a Force Majeure Event.

     "Condemnation" shall mean any taking or sale of the use, access, occupancy, easement rights or title to the Facility or any part thereof, wholly or partially (temporarily or permanently), by or on account of any actual or threatened eminent domain proceeding or other taking of action by any Person having the power of eminent domain, including an action by a Governmental Authority to change the grade of, or widen the streets adjacent to, the Facility or alter the pedestrian or vehicular traffic flow to the Facility so as to result in a change in access to the Facility, or by or on account of an eviction by paramount title or any transfer made in lieu of any such proceeding or action.

     "Construction Agent" shall mean Georgia Gulf Corporation, a Delaware corporation, as construction agent under the Agency Agreement.

     "Construction Budget" shall mean the cost of acquiring, installing and testing the Equipment and constructing and developing the Additions as determined by the Construction Agent in its reasonable, good faith judgment.

     "Construction Commencement Date" shall mean the date on which the acquisition of Equipment or the construction of the Additions (whichever is earlier) commences pursuant to the Agency Agreement.

     "Construction Contract" shall mean any contract entered into between the Construction Agent or the Lessee with a Contractor for the construction of Additions or any portion thereof on the Facility, including the GE Construction Contract.

     "Construction Funding" shall mean a funding to pay Facility Costs pursuant to Section 5.4 of the Participation Agreement.

     "Construction Loan" shall mean any Loan made in connection with a Construction Funding.

     "Construction Period" shall mean the period commencing on the Construction Commencement Date and ending on the Completion Date.

     "Construction Period Termination Date" shall mean the earlier of (i) the date that the Commitments have been terminated in their entirety in accordance with the terms of Section 2.5(a) of the Credit Agreement, or (ii) the second anniversary of the Initial Closing Date.

     "Contingent Obligation" shall mean, as applied to any Person, any agreement, undertaking or arrangement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes or is contingently liable upon, the obligation or liability of any other Person or agrees to maintain the net worth or working capital or other financial condition of any other Person, or otherwise assures any creditor of such other Person against loss, including, without limitation, any comfort letter, operating agreement, take-or-pay contract or application for a letter of credit (or similar instrument which is issued upon the application of such Person or upon which such Person becomes an account party or for which such Person is in any way liable), but excluding the endorsement of instruments for deposit or collection in the ordinary course of business.

     "Contingent Rent" shall mean amounts from time to time payable by Lessee equal to amounts then due and owing by the Owner Trustee under the Swap Agreement.

     "Contract Collateral" shall have the meaning given to such term in the Contract Collateral Assignment.

     "Contract Collateral Assignment" shall mean the Assignment and Security Agreement dated as of the Initial Closing Date from Georgia Gulf Corporation, as grantor, in favor of the Owner Trustee, as secured party thereunder.

     "Contract Collateral Financing Statements" shall mean UCC financing statements and fixture filings appropriately completed and executed for filing in the applicable jurisdictions in order to protect the Owner Trustee's interest under the Contract Collateral Assignment.

     "Contractor" shall mean each entity with whom the Construction Agent or the Lessee contracts to acquire or install any Equipment, construct any Additions or any portion thereof on the Facility or otherwise perform services respecting the Facility.

     "Control" shall mean (including the correlative meanings of the terms "controlled by" and "under common control with"), as used with respect to any Person, the possession directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

     "Controlled Group" shall mean all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with Lessee, are treated as a single employer under Section 414 of the Code.

     "Co-Owner Trustee" shall have the meaning specified in Section 9.2 of the Trust Agreement.

     "Credit Agreement" shall mean the Credit Agreement, dated as of the Initial Closing Date, among the Lessor, the Administrative Agent and the Lenders, as specified therein.

     "Credit Agreement Default" shall mean any event or condition which, with the lapse of time or the giving of notice, or both, would constitute a Credit Agreement Event of Default.

     "Credit Agreement Event of Default" shall mean any event or condition defined as an "Event of Default" in Section 6 of the Credit Agreement.

     "Credit Documents" shall mean the Credit Agreement, the Notes and the Security Documents.

     "Default" shall mean any event, act or condition which with notice or lapse of time, or both, would constitute an Event of Default.

     "Defaulting Lender" shall have the meaning given to such term in Section
9.1 of the Credit Agreement.

     "Dollars" and "$" shall mean dollars in lawful currency of the United States of America.

     "Election Notice" shall have the meaning given to such term in Section
20.1 of the Lease.

     "Employee Benefit Plan" or "Plan" shall mean an employee benefit plan (within the meaning of Section 3(3) of ERISA, including any Multiemployer
Plan), or any "plan" as defined in Section 4975(e)(1) of the Code and as interpreted by the Internal Revenue Service and the Department of Labor in rules, regulations, releases or bulletins in effect on any Closing Date.

     "Environmental Claims" shall mean any investigation, notice, violation, demand, allegation, action, suit, injunction, judgment, order, consent decree, penalty, fine, lien, proceeding, or claim (whether administrative, judicial, or private in nature) arising (a) pursuant to, or in connection with, an actual or alleged violation of, any Environmental Law, (b) in connection with any Hazardous Substance, (c) from any abatement, removal, remedial, corrective, or other response action in connection with a Hazardous
Substance, Environmental Law, or other order of a Tribunal or (d) from any actual or alleged damage, injury, threat, or harm to health, safety, natural resources, or the environment.

     "Environmental Laws" shall mean any Law, permit, consent, approval, license, award, or other authorization or requirement of any Tribunal relating to emissions, discharges, releases, threatened releases of any Hazardous Substance into ambient air, surface water, ground water, publicly owned treatment works, septic system, or land, or otherwise relating to the handling, storage, treatment, generation, use, or disposal of Hazardous Substances, pollution or to the protection of health or the environment, including without limitation CERCLA, the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., and state statutes analogous thereto.

     "Environmental Violation" shall mean any activity, occurrence or condition that violates or threatens (if the threat requires remediation under any Environmental Law and is not remediated during any grace period allowed under such Environmental Law) to violate or results in or threatens (if the threat requires remediation under any Environmental Law and is not remediated during any grace period allowed under such Environmental Law) to result in noncompliance with any Environmental Law.

     "Equipment" shall mean equipment, apparatus, furnishings, fittings and personal property of every kind and nature whatsoever purchased, leased or otherwise acquired using the proceeds of the Loans or the Holder Fundings by the Construction Agent, the Lessee or the Lessor as specified or described in either a Requisition or the Lease Supplement, whether or not now or subsequently attached to, contained in or used or usable in any way in connection with any operation of any Additions or other improvements to real property, including but without limiting the generality of the foregoing, all equipment described in the Appraisal including, without limitation, all cogeneration, heating, electrical, and mechanical equipment, lighting, switchboards, plumbing, ventilation, air conditioning and air-cooling apparatus, refrigerating, and incinerating equipment, escalators, elevators, loading and unloading equipment and systems, cleaning systems (including window cleaning apparatus), telephones, communication systems (including satellite dishes and antennae), televisions, computers, sprinkler systems and other fire prevention and extinguishing apparatus and materials, security systems, motors, engines, machinery, pipes, pumps, tanks, conduits, appliances, fittings and fixtures of every kind and description.

     "Equipment Schedule" shall mean (a) each Equipment Schedule attached to the applicable Requisition and (b) the Equipment Schedule attached to the Lease Supplement.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "ERISA Affiliate" shall mean each entity required to be aggregated with any Lessee pursuant to the requirements of Section 414(b) or (c) of the Code.

     "Eurocurrency Reserve Requirements" shall mean for any day as applied to a Eurodollar Loan, the aggregate (without duplication) of the maximum rates (expressed as a decimal fraction) of reserve requirements in effect on such day (including, without limitation, basic, supplemental, marginal and emergency reserves under any regulations of the Board or other Governmental Authority having jurisdiction with respect thereto) dealing with reserve requirements prescribed for eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D) maintained by a member bank of the Federal Reserve System.

     "Eurodollar Holder Funding" shall mean a Holder Funding bearing a Holder Yield based on the Eurodollar Rate.

     "Eurodollar Loans" shall mean Loans bearing interest based upon the Eurodollar Rate.

     "Eurodollar Rate" shall mean for the Interest Period for each Eurodollar Loan or Eurodollar Holder Funding comprising part of the same borrowing or funding (including conversions, extensions and renewals), a per annum interest rate equal to the per annum rate determined by the Administrative Agent on the basis of the offered rates for deposits in dollars for a period of time corresponding to such Interest Period (and commencing on the first day of such Interest Period), which appear on the Reuters Screen LIBO Page as of 11:00 a.m. (London time) two (2) Business Days before the first day of such Interest Period (provided that, if at least two such offered rates appear on the Reuters Screen LIBO Page, the rate in respect of such Interest Period will be the arithmetic mean of such offered rates). As used herein, "Reuters Screen LIBO Page" means the display designated as page "LIBO" on the Reuters Monitor Money Rates Service (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks).

     "Event of Default" shall mean a Lease Event of Default, an Agency Agreement Event of Default or a Credit Agreement Event of Default.

     "Excess Proceeds" shall mean the excess, if any, of the aggregate of all awards, compensation or insurance proceeds payable in connection with a Casualty or Condemnation over the Termination Value paid by the Lessee pursuant to the Lease with respect to such Casualty or Condemnation.

     "Excluded Property" shall mean any Approved Turbine and any portion of, and any building, structure or other improvement located on, the Land that is the site of a water treatment plant or similar facility (and not a part of the Facility); provided, the value, utility, economic life and operation of the Facility is not materially impaired due to (i) the existence of such plant or facility or (ii) the exclusion of such plant or facility (or the operational benefits thereof) from the Facility.

     "Expiration Date" shall mean either (a) the Basic Term Expiration Date,
(b) to the extent there is a first Renewal Term and Lessee elects in accordance with the terms and provisions of Article XX of the Lease the Purchase Option or the Sale Option at the end of such first Renewal Term, then the Expiration Date shall be the fourth annual anniversary of the Basic Term Commencement Date or (c) to the extent there is a second Renewal Term and Lessee elects in accordance with the terms and provisions of Article XX of the Lease the Purchase Option or the Sale Option at the end of such second Renewal Term, then the Expiration Date shall be the fifth annual anniversary of the Basic Term Commencement Date; provided, in no event shall the Expiration Date be later than February 6, 2003 unless such later date has been expressly agreed to in writing by each of Lessor, Lessee, the Agent, the Lenders and the Holder.

     "Expiration Date Purchase Option" shall mean the Lessee's option to purchase all (but not less than all) of the Facility on the Expiration Date.

     "Facility" shall mean the 250 megawatt cogeneration facility to be located on the Land subject to the Ground Lease that is (or is to be) acquired, installed, constructed and/or renovated pursuant to the terms of the Operative Agreements, including without limitation all components of the power production plant and the switchyard (in each case located on the Land), the Land subject to the Ground Lease, each item of Equipment and the Additions, prior to and subsequent to the commencement of the Basic Term other than the Excluded Property.

     "Facility Closing Date" shall mean the date on which the Lessor initially acquires an interest in the Facility, but in no event later than March 31, 1996.

     "Facility Cost" shall mean the aggregate amount of the Loan Facility Cost, plus the Holder Facility Cost (as such amounts shall be increased respecting the Holder Fundings and the Loans extended from time to time to pay for the Transaction Expenses, fees, expenses and other disbursements referenced in Sections 9.1(a) and (b) of the Participation Agreement).

     "Fair Market Sales Value" shall mean, with respect to the Facility, the amount, which in any event, shall not be less than zero, that would be paid in cash in an arms-length transaction between an informed and willing purchaser and an informed and willing seller, neither of whom is under any compulsion to purchase or sell, respectively, the Facility. Fair Market Sales Value of the Facility shall be determined based on the assumption that, except for purposes of Section 17 of the Lease, the Facility is in the condition and state of repair required under Section 10.1 of the Lease and the Lessee is in compliance with the other requirements of the Operative Agreements.

     "Federal Funds Effective Rate" shall have the meaning given to such term in the definition of ABR.

     "Fitch" shall mean Fitch Investors Service, Inc.

     "Fixtures" shall mean all fixtures relating to the Additions, including all components thereof, located in or on the Additions, together with all replacements, modifications, alterations and additions thereto.

     "Force Majeure Event" shall mean any event beyond the control of the Construction Agent, other than a Casualty or Condemnation, including, but not limited to, strikes, lockouts, adverse soil conditions, acts of God, adverse weather conditions, inability to obtain labor or materials, governmental activities, civil commotion and enemy action; but excluding any event, cause or condition that results from the Construction Agent's financial condition.

     "Funded Debt" shall mean, as to any Person (determined without duplication): (i) indebtedness of such Person for borrowed money (whether by loan or the issuance and sale of debt securities) or for the deferred purchase or acquisition price of property or services, other than accounts payable (other than for borrowed money) incurred in the ordinary course of business; (ii) obligations of such Person in respect of letter of credit or similar instruments issued or accepted by banks and other financial institutions for the account of such Person; (iii) obligations under Capitalized Leases of such Person; (iv) obligations of such Person to redeem or otherwise retire shares of capital stock of such Person or, in the case of the Construction Agent or the Lessee, as the case may be, any such obligation to redeem or retire shares of capital stock of the Construction Agent or the Lessee, as the case may be, prior to November 15, 2000 (other than any such obligation the payment of which would constitute a Restricted Payment permitted by Section 9.13 of the GGC Credit Agreement); (v) indebtedness of others of the type described in clause (i), (ii), (iii) or (iv) above secured by a Lien on the property of such Person, whether or not the respective obligation so secured has been assumed by such Person; (vi) indebtedness of others of the type described in clause (i), (ii), (iii) or (iv) above Guaranteed by such Person and (vii) deferred insurance premiums.

     "Funded Debt Ratio" shall mean, as of any date of determination thereof, the ratio of Funded Debt to Cash Flow.

     "Funding" shall mean a Construction Funding or an Acquisition Funding and shall include the Loans and the Holder Fundings.

     "GAAP" shall mean generally accepted accounting principles set forth in the opinions and pronouncements of the accounting principles board of the American Institute of Certified Public Accountants, and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, that are applicable to the circumstances as of the date of determination.

     "GE Construction Contract" shall mean, collectively, the Agreement dated as of October 17, 1995 between Georgia Gulf Corporation and General Electric providing for the construction of the electrical substation and the Agreement dated as of October 17, 1995 between Georgia Gulf Corporation and General Electric providing for the construction of the cogeneration system, in each case as supplemented by the Turnkey Scope Documents for the Design, Engineering, Procurement, Construction and Start-Up of the Cogeneration Plant at Placquemine, as produced in October 1995.

     "GGC Credit Agreement" shall have the meaning given to such term in
Section 28.1 of the Lease.

     "GGC Credit Agreement Event of Default" shall mean an event of default under the GGC Credit Agreement.

     "GGC Trust 1996-1" shall mean the grantor trust created pursuant to the terms and conditions of the Trust Agreement.

     "General Electric" shall mean General Electric Company, a New York corporation.

     "Georgia Gulf Corporation" shall mean Georgia Gulf Corporation, a Delaware corporation.

     "Governmental Action" shall mean all permits, authorizations, registrations, consents, approvals, waivers, exceptions, variances, orders, judgments, written interpretations, decrees, licenses, exemptions, publications, filings, notices to and declarations of or with, or required by, any Governmental Authority, or required by any Legal Requirement, and shall include, without limitation, all environmental and operating permits and licenses that are required for the full use, occupancy, zoning, construction, operation and maintenance of the Facility.

     "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

     "Ground Lease" shall mean a ground lease of the Land (in form and substance satisfactory to the Administrative Agent and the Holder) from the Lessee to the Lessor having a 40 year term and annual rent set at $1.00 per year, or such other terms and conditions as are satisfactory to the Administrative Agent and the Holder.

     "Guaranty" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Funded Debt of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Funded Debt (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise, other than arrangements to purchase goods at an arms's length price in the ordinary course of business) or (ii) entered into for the purpose of assuring in any other manner the holder of such Funded Debt of the payment thereof or to protect such holder against loss in respect thereof (in whole or in part), provided that the term Guaranty shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

     "Hard Costs" shall mean all costs and expenses payable for supplies, materials, labor and profit with respect to the Additions under any Construction Contract.

     "Hazardous Substance" shall mean any of the following: (i) any petroleum or petroleum product, explosives, radioactive materials, asbestos, formaldehyde, polychlorinated biphenyls, lead and radon gas; (ii) any substance, material, product, derivative, compound or mixture, mineral, chemical, waste, gas, medical waste, or pollutant, in each case whether naturally occurring, man-made or the by-product of any process, that is toxic, harmful or hazardous to the environment or human health or safety as determined in accordance with any Environmental Law; or (iii) any substance, material, product, derivative, compound or mixture, mineral, chemical, waste, gas, medical waste or pollutant that would support the assertion of any claim under any Environmental Law, whether or not defined as hazardous as such under any Environmental Law.

     "Hazardous Substances Facility" shall mean a facility used for the treatment, storage or disposal of Hazardous Substances.

     "Holder" shall mean NationsBanc Leasing Corporation of North Carolina, a North Carolina corporation, as the holder of the Certificate in connection with the GGC Trust 1996-1.

     "Holder Amount" shall mean as of any date, the aggregate amount of Holder Fundings made by the Holder to the Owner Trustee pursuant to Section 2 of the Participation Agreement and Section 3.1 of the Trust Agreement less any return of any Holder Fundings received by the Holder pursuant to Section 3.4 of the Trust Agreement.

     "Holder Applicable Margin" shall mean one percent (1.00%).

     "Holder Collateral" shall have the meaning given to such term in Section 2 of the Security Agreement.

     "Holder Commitment" shall mean $18,000,000.

     "Holder Excepted Amounts" shall mean: (a) all indemnity payments (including indemnity payments made pursuant to Section 13 of the Participation Agreement), whether made by adjustment to Basic Rent or otherwise, to which the Owner Trustee, the Holder or any of their respective Affiliates, agents, officers, directors or employees is entitled;

     (b) any payments (other than Basic Rent or Termination Value) payable under any Operative Agreement to reimburse the Owner Trustee, the Holder or any of their respective Affiliates (including the reasonable expenses of the Owner Trustee, the Trust Company and the Holder incurred in connection with any such payment) for performing or complying with any of the obligations of the Lessee under and as permitted by any Operative Agreement;

     (c) any amount payable to the Holder by any transferee of such interest of the Holder as the purchase price of the Holder's interest in the Trust Estate (or a portion thereof);

     (d) any insurance proceeds (or payments with respect to risks self-insured or policy deductibles) under liability policies other than such proceeds or payments payable to the Administrative Agent or any Lender;

     (e) any insurance proceeds under policies maintained by the Owner Trustee or the Holder;

     (f) Transaction Expenses or other amounts or expenses paid or payable to or for the benefit of the Owner Trustee or the Holder;

     (g) all right, title and interest of the Holder or the Owner Trustee to the Facility or any portion thereof or any other property to the extent any of the foregoing has been released from the Liens of the Security Documents and the Lease pursuant to the terms thereof;

     (h) upon termination of the Credit Agreement pursuant to the terms thereof, all remaining property covered by the Lease or Security Documents;

     (i)  all payments in respect of the Holder Yield;

     (j) any payments in respect of interest or yield to the extent attributable to payments or other amounts referred to in clauses (a) through
(i) above; and

     (k) any rights of either the Owner Trustee or Trust Company to demand, collect, sue for or otherwise receive and enforce payment or return of any of the foregoing amounts, provided that such rights shall not include the right to terminate the Lease.

     "Holder Excepted Rights" shall mean the rights retained by the Owner Trustee pursuant to Section 8.2(a) of the Credit Agreement.

     "Holder Facility Cost" shall mean with respect to the Facility an amount equal to the outstanding Holder Fundings with respect thereto.

     "Holder Funding" shall mean any funding made by the Holder to the Owner Trustee pursuant to the terms of the Trust Agreement or the Participation Agreement.

     "Holder Overdue Yield" shall mean the lesser of (i) the ABR plus two percent (2%) and (ii) the highest rate permitted by applicable law.

     "Holder Participation Fee" shall have the meaning given to such term in
Section 9.5 of the Participation Agreement.

     "Holder Unused Fee" shall have the meaning given to such term in Section
9.4 of the Participation Agreement.

     "Holder Yield" shall mean with respect to Holder Fundings from time to time either the Eurodollar Rate plus the Holder Applicable Margin or the ABR as elected by the Owner Trustee from time to time with respect to such Holder Fundings in accordance with the terms of the Trust Agreement; provided, however, (i) upon delivery of the notice described in Section 3.7(c) of the Trust Agreement, the Holder Fundings of the Holder shall bear a yield at the ABR applicable from time to time from and after the dates and during the periods specified in Section 3.7(c) of the Trust Agreement, and (ii) upon the delivery by the Holder of the notice described in Section 3.9(e) of the Trust Agreement, the Holder Fundings of the Holder shall bear a yield at the ABR applicable from time to time after the dates and during the periods specified in Section 3.9(e) of the Trust Agreement.

     "Impositions" shall mean any and all liabilities, losses, expenses, costs, charges and Liens of any kind whatsoever for fees, taxes, levies, imposts, duties, charges, assessments or foreign withholdings ("Taxes") and all interest, additions to tax and penalties thereon, which at any time prior to, during or with respect to the Term or in respect of any period for which the Lessee shall be obligated to pay Supplemental Rent, may be levied, assessed or imposed by any Governmental Authority upon or with respect to (a) the Facility or the leasing, financing, refinancing, demolition, construction, substitution, subleasing, assignment, control, condition, occupancy, servicing, maintenance, repair, ownership, possession, activity conducted on, delivery, insuring, use, operation, improvement, sale, transfer of title, return or other disposition of the Facility or any part thereof or interest therein or any rentals, receipts or earnings arising therefrom; (b) any Swap Agreement, the Notes or Certificates or any part thereof or interest therein; or (c) the Operative Agreements, the performance thereof, or any payment made or accrued pursuant thereto or otherwise in connection with the transactions contemplated thereby.

     "Incorporated Covenants" shall have the meaning given to such term in
Section 28.1 of the Lease.

     "Incorporated Representations and Warranties" shall have the meaning given to such term in Section 28.1 of the Lease.

     "Indebtedness" of a Person shall mean, without duplication, such Person's:

            (i)  obligations for borrowed money;

           (ii) obligations representing the deferred purchase price of the Facility (whether real, personal, tangible, intangible or mixed) or services (other than accounts payable arising in the ordinary course of such Person's business payable on terms customary in the trade);

          (iii) obligations, whether or not assumed, secured by liens or payable out of the proceeds or production from property now or hereafter owned or acquired by such Person;

           (iv) obligations which are evidenced by notes, acceptances or other instruments;

            (v)  all obligations under Capitalized Leases;

           (vi) net liabilities under interest rate swap, exchange or cap agreements; and

          (vii)  Contingent Obligations.

     "Indemnified Person" shall mean the Lessor, the Owner Trustee, in its individual and its trust capacity, the Administrative Agent, the Holder, the Lenders, and their respective successors, assigns, directors, shareholders, partners, officers, employees, agents and Affiliates.

     "Indemnity Provider" shall mean the Construction Agent from the date of the Participation Agreement to and including the Basic Term Commencement Date and the Lessee for the duration of the Term for the Facility.

     "Initial Closing Date" shall mean the date of the Participation Agreement.

     "Initial Construction Funding" shall mean the initial Funding to fund the Facility Costs for the acquisition and/or installation of any Equipment and the construction of any Additions.

     "Inspector" shall mean any Person engaged by the Administrative Agent to oversee the monitoring of the progress of any Additions and reviewing of Requisitions and to provide related services relating to administration of such Additions during the Construction Period.

     "Insurance Requirements" shall mean all terms and conditions of any insurance policy either required by the Lease to be maintained by the Lessee or required by the Agency Agreement to be maintained by the Construction Agent, and all requirements of the issuer of any such policy and, regarding self insurance, any other requirements of Lessee.

     "Interest Payment Loan" shall mean any Loan made to fund the payment of interest on any Loan with respect to the Facility prior to the Basic Term Commencement Date.

     "Interest Period" shall mean (a) as to any Eurodollar Loan or Eurodollar Holder Funding (i) with respect to the initial Interest Period, the period beginning on the date of such Eurodollar Loan or Eurodollar Holder Funding, as the case may be, extended pursuant to the terms of Section 2.1 of the Credit Agreement and ending one month, two months or three months thereafter, as selected by the Lessor (in the case of a Eurodollar Loan) or the Owner Trustee (in the case of a Eurodollar Holder Funding) in its applicable notice given with respect thereto; and (ii) thereafter, each period commencing on the last day of the next preceding Interest Period applicable to such Eurodollar Loan or Eurodollar Holder Funding and ending one month, two months or three months thereafter, as selected by the Lessor by irrevocable notice to Administrative Agent (in the case of a Eurodollar Loan) or by the Owner Trustee (in the case of a Eurodollar Holder Funding) in each case not less than three Business Days prior to the last day of the then current Interest Period with respect thereto; provided, however, that all of the foregoing provisions relating to Interest Periods are subject to the following: (A) if any Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day (except that where the next succeeding Business Day falls in the next succeeding calendar month, then on the next preceding Business Day),
(B) no Interest Period shall extend beyond the Maturity Date or the Expiration Date, as the case may be, (C) where an Interest Period begins on a day for which there is no numerically corresponding day in the calendar month in which the Interest Period is to end, such Interest Period shall end on the last Business Day of such calendar month and (D) during the period from and after the Commitment Period, there shall not be more than four (4) Interest Periods outstanding at any one time.

     "Investment Company Act" shall mean the Investment Company Act of 1940, as amended, together with the rules and regulations promulgated thereunder.

     "IRS" shall mean the United States Internal Revenue Service, or any successor or analogous organization.

     "Land" shall mean the parcel of real property subject to the Ground Lease and described on (a) the Requisition issued by the Construction Agent on the Facility Closing Date relating to such parcel and (b) the schedules to the Lease Supplement executed and delivered in accordance with the requirements of Section 2.4 of the Lease.

     "Law" shall mean any statute, law, ordinance, regulation, rule, directive, order, writ, injunction or decree of any Tribunal.

     "Lease" or "Lease Agreement" shall mean the Lease Agreement (Tax Retention Operating Lease) dated as of the Initial Closing Date, between the Lessor and the Lessee, together with the Lease Supplement thereto, as such Lease Agreement may from time to time be supplemented, amended or modified in accordance with the terms thereof.

     "Lease Default" shall mean any event or condition which, with the lapse of time or the giving of notice, or both, would constitute a Lease Event of Default.

     "Lease Event of Default" shall have the meaning specified in Section 17.1 of the Lease.

     "Lease Supplement" shall mean the Lease Supplement substantially in the form of Exhibit A to the Lease, together with all attachments and schedules thereto.

     "Legal Requirements" shall mean all foreign, federal, state, county, municipal and other governmental statutes, laws, rules, orders, regulations, ordinances, judgments, awards, decrees and injunctions affecting the Owner Trustee, the Holder, the Lessor, the Lessee, the Administrative Agent, any Lender or the Facility, the Land, any Addition, any Equipment or the taxation, demolition, construction, use or alteration of such Additions, whether now or hereafter enacted and in force, including any that require repairs, modifications or alterations in or to the Facility or in any way limit the use and enjoyment thereof (including all building, zoning and fire codes and the Americans with Disabilities Act of 1990, 42 U.S.C. Section 12101 et. seq., and any other similar federal, state or local laws or ordinances and the regulations promulgated thereunder) and any that may relate to environmental requirements (including all Environmental Laws), and all permits, certificates of occupancy, licenses, authorizations and regulations relating thereto, and all covenants, agreements, restrictions and encumbrances contained in any instruments which are either of record or known to the Lessee affecting the Facility or the Appurtenant Rights.

     "Lender Collateral" shall have the meaning given to such term in Section 2 of the Security Agreement.

     "Lender Commitments" shall mean the commitment of each Lender as set forth in Schedule 1.1 to the Credit Agreement, as such Schedule 1.1 may be amended and replaced from time to time.

     "Lender Excepted Payments" shall mean: (a) all indemnity payments (including indemnity payments made pursuant to Section 13 of the Participation Agreement), whether made by adjustment to Basic Rent or otherwise, to which the Lenders, the Administrative Agent or any of their respective Affiliates, agents, officers, directors or employees is entitled;

     (b) any amounts (other than Basic Rent or Termination Value) payable under any Operative Agreement to reimburse the Lenders, the Administrative Agent or any of their respective Affiliates (including the reasonable expenses of the Lenders and the Administrative Agent incurred in connection with any such payment) for performing or complying with any of the obligations of the Lessee under and as permitted by any Operative Agreement;

     (c) any amount payable to the Lenders or the Administrative Agent by any transferee of such interest of such person as the purchase price of its interest in the Lender Collateral or its Loans (or a portion thereof);

     (d) any insurance proceeds (or payments with respect to risks self-insured or policy deductibles) under liability policies payable to the Administrative Agent or any Lender;

     (e) any insurance proceeds under policies maintained by the Lenders or the Administrative Agent;

     (f) Transaction Expenses or other amounts or expenses paid or payable to or for the benefit of the Lenders or the Administrative Agent;

     (g)  all payments in respect of the Loans and the Notes;

     (h) any payments in respect of interest to the extent attributable to payments referred to in clauses (a) through (g) above.

     "Lender Excepted Rights" shall mean the rights of either the Lenders or the Administrative Agent to demand, collect, sue for or otherwise receive and enforce payment of the Lender Excepted Payments.

     "Lender Financing Statements" shall mean UCC financing statements and fixture filings appropriately completed and executed for filing in the applicable jurisdiction in order to procure a security interest in favor of the Administrative Agent and the Holder in any Equipment or in any Additions.

     "Lender Participation Fee" shall have the meaning given to such term in
Section 9.5 of the Participation Agreement.

     "Lender" or "Lenders" shall mean each of the several banks and other financial institutions from time to time party to the Credit Agreement and also including the Holder for purposes of any matter requiring unanimous consent of the Lenders or any matter requiring the consent of each Lender; provided, notwithstanding the foregoing, with respect to any matter where the Holder has (separate and apart from the Lenders) an independent vote or right of consent, then with respect to such matter the Holder shall not be deemed a Lender.

     "Lender Unused Fee" shall have the meaning given to such term in Section
9.4 of the Participation Agreement.

     "Lessee" shall have the meaning set forth in the Lease.

     "Lessee Scheduled Termination Date" shall mean the final day of the Term as specified in the final Election Notice (which shall be a Payment Date or the Expiration Date) after the Basic Term has commenced for the Facility and on which date Lessee shall purchase all, but not less than all, of the Facility pursuant to the Purchase Option or cause all, but not less than all, of the Facility to be sold pursuant to the Sale Option.

     "Lessor" shall mean the Owner Trustee, not in its individual capacity, but as Lessor under the Lease.

     "Lessor Basic Rent" shall mean the scheduled return of Holder Amount on any date specified therefor in Schedule 1 to the Participation Agreement and the scheduled Holder Yield due on the Holder Amount on any Scheduled Interest Payment Date pursuant to the Trust Agreement (but not including interest on (i) any such scheduled Holder Yield due on the Holder Amount prior to the Basic Term Commencement Date or (ii) overdue amounts under the Trust Agreement or otherwise).

     "Lessor Financing Statements" shall mean UCC financing statements and fixture filings appropriately completed and executed for filing in the applicable jurisdictions in order to protect the Lessor's interest under the Lease to the extent the Lease is a security agreement or a mortgage.

     "Lessor Lien" shall mean any Lien, true lease or sublease or disposition of title arising as a result of (a) any claim against the Lessor or Trust Company, in its individual capacity, not resulting from the transactions contemplated by the Operative Agreements, (b) any act or omission of the Lessor or Trust Company, in its individual capacity, which is not required by the Operative Agreements or is in violation of any of the terms of the Operative Agreements,
(c) any claim against the Lessor or Trust Company, in its individual capacity, with respect to Taxes or Transaction Expenses against which the Lessee is not required to indemnify Lessor or Trust Company, in its individual capacity, pursuant to Section 13 of the Participation Agreement or (d) any claim against the Lessor arising out of any transfer by the Lessor of all or any portion of the interest of the Lessor in the Facility, the Trust Estate or the Operative Agreements other than the transfer of title to or possession of the Facility by the Lessor pursuant to and in accordance with the Lease, the Credit Agreement, the Security Agreement or the Participation Agreement or pursuant to the exercise of the remedies set forth in Article XVII of the Lease.

     "Letter of Credit" shall mean that certain irrevocable standby letter of credit issued pursuant to the terms and conditions of the GE Construction Contract in favor of the Owner Trustee.

     "Lien" shall mean any mortgage, pledge, security interest, encumbrance, lien, option or charge of any kind.

     "Limited Recourse Amount" shall mean an amount equal to the sum of the Termination Value on each Payment Date, less the Maximum Residual Guarantee Amount as of such date.

     "Limited Termination Value" means the sum of (a) the product of (i) an amount equal to the aggregate outstanding Facility Cost for the Facility, in each case as of the last occurring Payment Date, multiplied by (ii) .89999, plus (b) respecting the aggregate outstanding Facility Cost for the Facility, any and all accrued interest on the Loans and any and all Holder Yield on the Holder Fundings related to the Facility Cost, plus (c) all other Rent and other amounts then due and payable or accrued under the Agency Agreement, Lease and/or under any other Operative Agreement.

     "Loans" shall have the meaning given to such term in Section 2.1(a) in the Credit Agreement.

     "Loan Basic Rent" shall mean the scheduled repayment of Loan amounts on any date specified therefor in Schedule 2 to the Participation Agreement and the interest due on the Loans on any Scheduled Interest Payment Date pursuant to the Credit Agreement (but not including interest on (i) any such Loan prior to the Basic Term Commencement Date or (ii) any overdue amounts under
Section 2.8(b) of the Credit Agreement or otherwise).

     "Loan Facility Cost" shall mean, with respect to the Facility at any date of determination, an amount equal to (a) the aggregate principal amount of all Loans (including without limitation all Acquisition Loans, Construction Loans and Interest Payment Loans) made on or prior to such date with respect to the Facility minus (b) the aggregate amount of prepayments or repayments as the case may be of the Loans allocated to reduce the Loan Facility Cost of the Facility pursuant to Section 2.6(c) of the Credit Agreement.

     "Majority Lenders" shall mean at any time, Lenders whose Loans outstanding represent at least 58% of the aggregate Loans outstanding. For purposes of determining "Majority Lenders", the Holder shall be deemed a Lender and the Holder Fundings shall be deemed Loans, except in connection with any actions to be taken or omitted to be taken by the Administrative Agent or the Lenders in respect of the Lender Collateral.

     "Marketing Period" shall mean, if the Lessee has given a Sale Notice in accordance with Section 20.1 of the Lease, the period commencing on the date such Sale Notice is given and ending on the Expiration Date.

     "Material Adverse Effect" shall, mean a material adverse effect on (a) the business, condition (financial or otherwise), assets, liabilities or operations of the Lessee and its Subsidiaries taken as a whole, (b) the ability of the Lessee or any Subsidiary to substantially perform its respective obligations under any Operative Agreement to which it is a party, (c) the validity or enforceability of any Operative Agreement or the rights and remedies of the Administrative Agent, the Lenders, the Holder, or the Lessor thereunder, (d) the validity, priority or enforceability of any Lien on the Facility created by any of the Operative Agreements, or (e) the value, utility or useful life of the Facility or the use, or ability of the applicable Lessee to use, the Facility for the purpose for which it was intended as of the Initial Closing Date.

     "Material Subsidiary" means any Subsidiary of Lessee which either (a) has assets which constitute 10% or more of the consolidated assets of Lessee and its Subsidiaries or (b) has revenues during its most recently-ended fiscal year which constitute more than 10% of the consolidated revenues of Lessee and its Subsidiaries during the most recently-ended fiscal year of Lessee.

     "Maturity Date" shall mean the same date as the Expiration Date.

     "Maximum Residual Guarantee Amount" shall mean an amount equal to the product of the Facility Cost for the Facility times

     (a)  if the Expiration Date is the Basic Term Expiration Date, 76.7080519%

     (b) if the Expiration Date is the first annual anniversary of the Basic Term Expiration Date, 74.9828495%; and

     (c) if the Expiration Date is the second annual anniversary of the Basic Term Expiration Date, 70.9554394%;

but in no event less than the aggregate outstanding principal balance of the Loans as of such Expiration Date. On or prior to the Basic Term Commencement Date, the percentages set forth above in this definition of "Maximum Residual Guarantee Amount" shall be revised pursuant to the terms and provisions of
Section 5.7 of the Participation Agreement.

     "Modifications" shall have the meaning specified in Section 11.1(a) of the Lease.

     "Moody's" shall mean Moody's Investors Service, Inc.

     "Mortgage Instrument" shall mean any mortgage, deed of trust or any other instrument executed by the Owner Trustee and the Lessee in favor of the Holder (for the benefit of itself and the Administrative Agent) and evidencing a Lien on the Facility, in form and substance reasonably acceptable to the Holder and the Administrative Agent.

     "Multiemployer Plan" shall mean any plan described in Section 4001(a)(3) of ERISA to which contributions are or have been made or required by the Lessee or any of its Subsidiaries or ERISA Affiliates.

     "Multiple Employer Plan" shall mean a plan to which the Lessee or any ERISA Affiliate and at least one other employer other than an ERISA Affiliate is making or accruing an obligation to make, or has made or accrued an obligation to make, contributions.

     "Net Proceeds" shall mean all amounts paid in connection with any Casualty or Condemnation, and all interest earned thereon, less the expense of claiming and collecting such amounts, including all costs and expenses in connection therewith for which the Administrative Agent or Lessor are entitled to be reimbursed pursuant to the Lease.

    "Net Sale Proceeds Shortfall" shall mean the amount by which the proceeds of a sale described in Section 22.1 of the Lease (net of all expenses of sale) are less than the Limited Recourse Amount with respect to the Facility if it has been determined that the Fair Market Sales Value of the Facility at the expiration of the term of the Lease has been impaired by greater than expected wear and tear during the Term of the Lease.

     "New Facility" shall have the meaning specified in Section 28.1 of the Lease.

     "Non-Excluded Taxes" shall have the meaning given to such term in Section
2.13 of the Credit Agreement.

     "Notes" shall mean those notes issued to the Lenders pursuant to the Credit Agreement.

     "Occupational Safety and Health Law" shall mean the Occupational Safety and Health Act of 1970 and any other federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating or relating to, or imposing liability or standards of conduct concerning, employee health and/or safety, as now or at any time hereafter in effect.

     "Officer's Certificate" with respect to any person shall mean a certificate executed on behalf of such person by a Responsible Officer who has made or caused to be made such examination or investigation as is necessary to enable such Responsible Officer to express an informed opinion with respect to the subject matter of such Officer's Certificate.

     "Operative Agreements" shall mean the following: the Participation Agreement, the Agency Agreement, the Trust Agreement (and an extract thereof in a form reasonably acceptable to the Administrative Agent and the Holder), the Certificates, the Credit Agreement, the Notes, the Lease (and a memorandum thereof in a form reasonably acceptable to the Administrative Agent and the Holder), the Lease Supplement (and a memorandum thereof in a form reasonably acceptable to the Administrative Agent and the Holder), the Ground Lease (and a memorandum thereof in a form reasonably acceptable to the Administrative Agent and the Holder), any Bills of Sale, the Security Agreement, the Mortgage Instrument, the Contract Collateral Assignment, the Letter of Credit and the GE Construction Contract.

     "Overdue Interest" shall mean any interest payable pursuant to Section 2.8(b) of the Credit Agreement.

     "Overdue Rate" shall mean (i) with respect to Basic Rent, and any other amount owed under or with respect to the Credit Agreement or the Security Documents, the rate specified in Section 2.8(b) of the Credit Agreement,
(ii) with respect to Lessor Basic Rent, the Holder Yield and any other amount owed under or with respect to the Trust Agreement, the applicable rate specified in the Trust Agreement, and (iii) with respect to any other amount, the amount referred to in clause (y) of Section 2.8(b) of the Credit Agreement.

     "Owner Trustee," "Borrower" or "Lessor" shall mean First Security Bank of Utah, N.A., not individually, except as expressly stated in the various Operative Agreements, but solely as Owner Trustee under the GGC Trust 1996-1, and any successor or replacement Owner Trustee expressly permitted under the Operative Agreements, including without limitation Mr. Val T. Orton pursuant to the terms and provisions of Section 14.17 of the Participation Agreement.

     "Owner Trustee Advisor" shall mean First Security Bank of Utah, N.A., in its capacity as advisor to Mr. Val T. Orton, solely to the extent that he is deemed to be the Owner Trustee pursuant to the terms and provisions of
Section 14.17 of the Participation Agreement, and any successor or replacement Owner Trustee Advisor expressly permitted under the Operative Agreements.

     "Participant" shall have the meaning given to such term in Section 9.7 of the Credit Agreement.

     "Participation Agreement" shall mean the Participation Agreement dated as of the Initial Closing Date, among the Lessee, the Owner Trustee, not in its individual capacity except as expressly stated therein, the Holder, the Lenders and the Administrative Agent, as such Participation Agreement may be amended, supplemented or otherwise modified from time to time in accordance with the terms thereof or of any other Operative Agreement.

     "Participation Fee" shall mean, collectively, the Holder Participation Fee and the Lender Participation Fee.

     "Payment Date" shall mean any Scheduled Interest Payment Date and any date on which interest or Holder Yield in connection with a prepayment of principal on the Loans or a redemption of the Holder Fundings is due under the Credit Agreement or the Trust Agreement.

     "PBGC" shall mean the Pension Benefit Guaranty Corporation created by
Section 4002(a) of ERISA or any successor thereto.

     "Permitted Exceptions" shall mean:

            (i) Liens of the types described in clauses (i), (ii) and (v) of the definition of Permitted Liens;

           (ii)     Liens for Taxes not yet due; and

          (iii) all encumbrances, exceptions, restrictions, easements, rights of way, servitudes, encroachments and irregularities in title, other than Liens which, in the reasonable assessment of the Administrative Agent, do not materially impair the use of the Facility for its intended purpose.

     "Permitted Liens" shall mean:

            (i) the respective rights and interests of the parties to the Operative Agreements as provided in the Operative Agreements;

           (ii) the rights of any sublessee or assignee under a sublease or an assignment expressly permitted by the terms of the Lease;

          (iii) Liens for Taxes that either are not yet due or are being contested in accordance with the provisions of Section 13.1 of the Lease;

           (iv) Liens arising by operation of law, materialmen's, mechanics', workmen's, repairmen's, employees', carriers', warehousemen's and other like Liens relating to the construction of the Additions or in connection with any Modifications or arising in the ordinary course of business for amounts that either are not more than 30 days past due or are being diligently contested in good faith by appropriate proceedings, so long as such proceedings satisfy the conditions for the continuation of proceedings to contest Taxes set forth in Section 13.1 of the Lease;

            (v) Liens of any of the types referred to in clause (iv) above that have been bonded for not less than the full amount in dispute (or as to which other security arrangements satisfactory to the Lessor and the Administrative Agent have been made), which bonding (or arrangements) shall comply with applicable Legal Requirements, and shall have effectively stayed any execution or enforcement of such Liens;

           (vi) Liens arising out of judgments or awards with respect to which appeals or other proceedings for review are being prosecuted in good faith and for the payment of which adequate reserves have been provided as required by GAAP or other appropriate provisions have been made, so long as such proceedings have the effect of staying the execution of such judgments or awards and satisfy the conditions for the continuation of proceedings to contest Taxes set forth in Section
     13.1 of the Lease;

          (vii) Liens in favor of municipalities to the extent agreed to by the Lessor;

     and

              (viii)     Permitted Exceptions.

     "Pension Plan" shall mean a "pension plan", as such term is defined in section 3(2) of ERISA, which is subject to title IV of ERISA (other than a Multiemployer Plan), and to which the Lessee or any ERISA Affiliate may have any liability, including any liability by reason of having been a substantial employer within the meaning of section 4063 of ERISA at any time during the preceding five (5) years, or by reason of being deemed to be a contributing sponsor under section 4069 of ERISA.

     "Person" shall mean any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, governmental authority or any other entity.

     "Plans and Specifications" shall mean, with respect to Additions, the plans and specifications for such Additions to be constructed or already existing, as set forth in the Construction Contracts, as such Plans and Specifications may be amended, modified or supplemented from time to time in accordance with the terms of the Participation Agreement.

     "Prime Lending Rate" shall have the meaning given to such term in the definition of ABR.

     "Purchase Option" shall have the meaning given to such term in Section
20.1 of the Lease.

     "Purchasing Lender" shall have the meaning given to such term in Section 9.8(a) of the Credit Agreement.

     "Qualifying Facility" shall mean a cogeneration facility that has satisfied the definition set forth in 18 C.F.R. Section 292.,201 et seq., promulgated under the Public Utility Regulatory Policies Act of 1978, as the same may be amended, modified, extended, supplemented, restated and/or replaced from time to time.

     "Rating Agencies" shall mean Moody's, S&P and Fitch or, in each case, any successor nationally recognized statistical rating organization.

     "Register" shall have the meaning given to such term in Section 9.9(a) of the Credit Agreement.

     "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

     "Release" shall mean any release, pumping, pouring, emptying, injecting, escaping, leaching, dumping, seepage, spill, leek, flow, discharge, disposal or emission of a Hazardous Substance.

     "Relevant Collateral" shall have the meaning given to such term in Section 1 of the Security Agreement.

     "Relevant Collateral Agent" shall have the meaning given to such term in
Section 1 of the Security Agreement.

     "Renewal Term" shall have the meaning specified in Section 2.2 of the Lease.

     "Rent" shall mean, collectively, the Basic Rent and the Supplemental Rent, in each case payable under the Lease.

     "Reportable Event" shall have the meaning specified in ERISA.

     "Requested Funds" shall mean any funds requested by the Lessee or the Construction Agent, as applicable, in accordance with Section 5 of the Participation Agreement.

     "Requirement of Law" shall mean, as to any Person, the Certificate of Incorporation and By-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

     "Requisition" shall have the meaning specified in Section 4.2 of the Participation Agreement.

     "Responsible Officer" shall mean the Chairman or Vice Chairman of the Board of Directors, the Chairman or Vice Chairman of the Executive Committee of the Board of Directors, the President, any Senior Vice President or Executive Vice President, any Vice President, the Controller, the Secretary, any Assistant Secretary, the Treasurer, or any Assistant Treasurer, except that when used with respect to the Trust Company or the Owner Trustee, "Responsible Officer" shall also include the Cashier, any Assistant Cashier, any Trust Officer or Assistant Trust Officer, the Controller and any
Assistant Controller or any other officer of the Trust Company or the Owner Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of his knowledge of and familiarity with the particular subject.

     "Restricted Payment" shall mean dividends (in cash, property or obligations) on, or other payments or distributions on account of, or the setting apart of money for a sinking or other analogous fund for the purchase, redemption, retirement or other acquisition of, any shares of any class of capital stock of the Construction Agent or the Lessee, as the case may be, or the exchange or conversion of any shares of any class of capital stock of the Construction Agent or the Lessee, as the case may be, for or into any obligations of or shares of any other class of capital stock of the Construction Agent or the Lessee, as the case may be, or any other property, but excluding dividends payable solely in, or exchanges or conversions for or into, shares of common stock of the Construction Agent or the Lessee, as the case may be.

     "S&P" shall mean Standard and Poors Rating Group, a division of McGraw Hill, Inc.

     "Sale Date" shall have the meaning given to such term in Section 22.1(a) of the Lease.

     "Sale Notice" shall mean a notice given to Lessor in connection with the election by Lessee of its Sale Option.

     "Sale Option" shall have the meaning given to such term in Section 20.1 of the Lease.

     "Scheduled Interest Payment Date" shall mean (i) as to any Eurodollar Loan or Eurodollar Holder Funding, the last day of the Interest Period applicable to such Eurodollar Loan or Eurodollar Holder Funding, (ii) as to any ABR Loan or any ABR Holder Funding, the fifteenth day of each month and (iii) as to all Loans and Holder Fundings, the date of any voluntary or involuntary payment, prepayment, return or redemption, and the Maturity Date or the Expiration
Date, as the case may be.

     "Securities Act" shall mean the Securities Act of 1933, as amended, together with the rules and regulations promulgated thereunder.

     "Security Agreement" shall mean the Security Agreement dated as of the Initial Closing Date among the Lessor, the Holder and the Administrative Agent, for the benefit of the Lenders.

     "Security Documents" shall mean the collective reference to the Security Agreement, the Mortgage Instruments, and all other security documents hereafter delivered to the Administrative Agent or the Holder granting a lien on any asset or assets of any Person to secure the obligations and liabilities of the Lessor under the Credit Agreement and/or under any of the other Credit Documents or the Trust Agreement or to secure any guarantee of any such obligations and liabilities.

     "Soft Costs" shall mean all costs related to the development and construction of the Facility other than Hard Costs, including without limitation fees and expenses related to appraisals, title examinations, title insurance, surveys, environmental site assessments, geotechnical soil investigations and similar costs, the Lender Unused Fee, the Holder Unused Fee, the Lender Participation Fee, the Holder Participation Fee, fees and expenses of the Owner Trustee payable or reimbursable under the Operative Agreements and costs and expenses incurred pursuant to Sections 9.3 (i) and (ii).

     "Subsidiary" shall mean, as to any Person, any corporation of which at least a majority of the outstanding stock having by the terms thereof ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether or not at the time stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time owned by such Person, or by one or more Subsidiaries, or by such Person and one or more Subsidiaries.

     "Supplemental Rent" shall mean all amounts, liabilities and obligations (other than Basic Rent) which the Lessee assumes or agrees to pay or return amounts to Lessor, the Trust Company, the Holder, the Administrative Agent, the Lenders or any other Person under the Lease or under any of the other Operative Agreements including, without limitation, payments of Contingent Rent, the Termination Value and the Maximum Residual Guarantee Amount and all indemnification amounts, liabilities and obligations.

     "Swap Agreement" shall mean an interest rate protection agreement or any other hedging arrangement between the Owner Trustee and a Swap Counterparty.

     "Swap Counterparty" shall mean one or more financial institutions reasonably acceptable to the Majority Lenders.

     "Taxes" shall have the meaning specified in the definition of Impositions.

     "Term" shall mean the Basic Term and each Renewal Term (if any).

     "Termination Date" shall have the meaning specified in Section 16.2(a) of the Lease.

     "Termination Event" shall mean (a) with respect to any Pension Plan, the occurrence of a Reportable Event or an event described in Section 4062(e) of ERISA, (b) the withdrawal of the Lessee or any ERISA Affiliate from a Multiple Employer Plan during a plan year in which it was a substantial employer (as such term is defined in Section 4001(a)(2) of ERISA), or the termination of a Multiple Employer Plan, (c) the distribution of a notice of intent to terminate a Plan or Multiemployer Plan pursuant to Section
4041(a)(2) or 4041A of ERISA, (d) the institution of proceedings to terminate a Plan or Multiemployer Plan by the PBGC under Section 4042 of ERISA,
(e) any other event or condition which might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan or Multiemployer Plan, or (f) the complete or partial withdrawal of the Lessee or any ERISA Affiliate from a Multiemployer Plan.

     "Termination Notice" shall have the meaning specified in Section 16.1 of the Lease.

     "Termination Value" shall mean the sum of (a) an amount equal to the aggregate outstanding Facility Cost for the Facility, in each case as of the last occurring Payment Date, plus (b) respecting the amounts described in the foregoing subclause (a), any and all accrued interest on the Loans and any and all Holder Yield on the Holder Fundings related to the Facility Cost, plus (c) all other Rent and other amounts then due and payable or accrued under the Agency Agreement, Lease and/or under any other Operative Agreement (including without limitation all costs and expenses referred to in clause FIRST of Section 22.2 of the Lease).

     "Total Condemnation" shall mean a Condemnation that involves a taking of Lessor's entire title to the Facility.

     "Transaction Expenses" shall mean all Soft Costs and all other costs and expenses incurred in connection with the preparation, execution and delivery of the Operative Agreements and the transactions contemplated by the Operative Agreements including without limitation:

          (a) the reasonable fees, out-of-pocket expenses and disbursements of counsel in negotiating the terms of the Operative Agreements and the other transaction documents, negotiating (pursuant to Section 14.15 of the Participation Agreement) the terms of the conversion (if any) of the Transactions described in the Operative Agreements into a secured loan, preparing for the closings under, and rendering opinions in connection with, such transactions and in rendering other services customary for counsel representing parties to transactions of the types involved in the transactions contemplated by the Operative Agreements;

          (b) the reasonable fees, out-of-pocket expenses and disbursements of accountants for the Lessee or the Construction Agent in connection with the transaction contemplated by the Operative Agreements;

          (c) any and all other reasonable fees, charges or other amounts payable to the Lenders, the Administrative Agent, the Holder, the Owner Trustee or any broker which arises under any of the Operative Agreements;

          (d) any other reasonable fee, out-of-pocket expenses, disbursement or cost of any party to the Operative Agreements or any of the other transaction documents; and

          (e) any and all Taxes and fees incurred in recording or filing any Operative Agreement or any other transaction document, any deed, declaration, mortgage, security agreement, notice or financing statement with any public office, registry or governmental agency in connection with the transactions contemplated by the Operative Agreement.

     "Tribunal" shall mean any state, commonwealth, federal, foreign, territorial, or other court or government body, subdivision agency, department, commission, board, bureau or instrumentality of a governmental body.

     "Trust Agreement" shall mean the Trust Agreement dated as of the Initial Closing Date between the Holder and the Owner Trustee.

     "Trust Company" shall mean First Security Bank of Utah, N.A. in its individual capacity, and any successor owner trustee under the Trust Agreement in its individual capacity.

     "Trust Estate" shall have the meaning specified in Section 2.2 of the Trust Agreement.

     "Type" shall mean, as to any Loan, whether it is an ABR Loan or a Eurodollar Loan.

     "UCC Financing Statements" shall mean collectively the Lender Financing Statements and the Lessor Financing Statements.

     "Unanimous Vote Matters" shall have the meaning given it in Section 10.2(j) of the Participation Agreement.

     "Unfunded Liability" shall mean, with respect to any Plan, at any time, the amount (if any) by which (a) the present value of all benefits under such Plan exceeds (b) the fair market value of all Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of the Company or any member of the Controlled Group to the PBGC or such Plan under Title IV of ERISA.

     "Uniform Commercial Code" and "UCC" shall mean the Uniform Commercial Code as in effect in any applicable jurisdiction.

     "United States Bankruptcy Code" shall mean Title 11 of the United States Code.

     "Unused Fee" shall mean, collectively, the Holder Unused Fee and the Lender Unused Fee.

     "Unused Fee Payment Date" shall mean the last day of each January, April, July and October and the last day of the Commitment Period, or such earlier date as the Commitments shall terminate as provided in the Credit Agreement or the Holder Commitment shall terminate as provided in the Trust Agreement.

     "Voting Power" shall mean, with respect to securities issued by any Person, the combined voting power of all securities of such person which are issued and outstanding at the time of determination and which are entitled to vote in the election of directors of such Person, other than securities having such power only by reason of the happening of a contingency.

     "Withdrawal Liability" shall mean liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

     "Work" shall mean the furnishing of labor, materials, components, furniture, furnishings, fixtures, appliances, machinery, equipment, tools, power, water, fuel, lubricants, supplies, goods and/or services with respect to the Facility.

                                                            EXHIBIT 10(d)







                              LEASE AGREEMENT
                      (Tax Retention Operating Lease)

                       Dated as of February 6, 1996

                                  between

                    FIRST SECURITY BANK OF UTAH, N.A.,
                             not individually,
                        but solely as Owner Trustee
                        under the GGC Trust 1996-1,
                                 as Lessor

                                    and

                         GEORGIA GULF CORPORATION,
                                 as Lessee



This Lease Agreement is subject to a security interest in favor of NationsBank, N.A. (South), as Administrative Agent (the "Administrative Agent") and NationsBanc Leasing Corporation of North Carolina, as the holder (the
"Holder") under a Security Agreement dated as of February 6, 1996, among First Security Bank of Utah, N.A., not individually except as expressly stated therein, but solely as Owner Trustee under the GGC Trust 1996-1, the Holder and the Administrative Agent, as amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the applicable provisions thereof. This Lease Agreement has been executed in several counterparts. To the extent, if any, that this Lease Agreement constitutes chattel paper (as such term is defined in the Uniform Commercial Code as in effect in any applicable jurisdiction), no security interest in this Lease Agreement may be created through the transfer or possession of any counterpart other than the original counterpart containing the receipt therefor executed by the Administrative Agent on the signature page hereof.

                             TABLE OF CONTENTS

ARTICLE I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     1.1       Definitions . . . . . . . . . . . . . . . . . . . . . . . .1
     1.2       Interpretation. . . . . . . . . . . . . . . . . . . . . . .1

ARTICLE II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2
     2.1       Facility. . . . . . . . . . . . . . . . . . . . . . . . . .2
     2.2       Lease Term. . . . . . . . . . . . . . . . . . . . . . . . .2
     2.3       Title . . . . . . . . . . . . . . . . . . . . . . . . . . .2
     2.4       Lease Supplement. . . . . . . . . . . . . . . . . . . . . .2

ARTICLE III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     3.1       Rent. . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     3.2       Payment of Basic Rent . . . . . . . . . . . . . . . . . . .3
     3.3       Supplemental Rent . . . . . . . . . . . . . . . . . . . . .3
     3.4       Performance on a Non-Business Day . . . . . . . . . . . . .4
     3.5       Rent Payment Provisions . . . . . . . . . . . . . . . . . .4

ARTICLE IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
     4.1       Taxes; Utility Charges. . . . . . . . . . . . . . . . . . .4

ARTICLE V. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
     5.1       Quiet Enjoyment . . . . . . . . . . . . . . . . . . . . . .4

ARTICLE VI . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5
     6.1       Net Lease . . . . . . . . . . . . . . . . . . . . . . . . .5
     6.2       No Termination or Abatement . . . . . . . . . . . . . . . .5

ARTICLE VII. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
     7.1       Ownership of the Facility . . . . . . . . . . . . . . . . .6

ARTICLE VIII . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
     8.1       Condition of the Facility . . . . . . . . . . . . . . . . .7
     8.2       Possession and Use of the Facility. . . . . . . . . . . . .7
     8.3       Integrated Facility . . . . . . . . . . . . . . . . . . . .8

ARTICLE IX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
     9.1       Compliance With Legal Requirements and Insurance
                Requirements                                              9

ARTICLE X. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
     10.1      Maintenance and Repair; Return. . . . . . . . . . . . . . .9
     10.2      Environmental Inspection. . . . . . . . . . . . . . . . . 10

ARTICLE XI . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
     11.1      Modifications . . . . . . . . . . . . . . . . . . . . . . 11
     11.2      Approved Turbines . . . . . . . . . . . . . . . . . . . . 11

ARTICLE XII. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
     12.1      Warranty of Title . . . . . . . . . . . . . . . . . . . . 12

ARTICLE XIII . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
     13.1      Permitted Contests Other Than in Respect of Indemnities . 12

ARTICLE XIV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
     14.1      Public Liability and Workers' Compensation Insurance. . . 13
     14.2      Permanent Hazard and Other Insurance. . . . . . . . . . . 13
     14.3      Coverage. . . . . . . . . . . . . . . . . . . . . . . . . 14

ARTICLE XV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
     15.1      Casualty and Condemnation . . . . . . . . . . . . . . . . 15
     15.2      Environmental Matters . . . . . . . . . . . . . . . . . . 17
     15.3      Notice of Environmental Matters . . . . . . . . . . . . . 18

ARTICLE XVI. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
     16.1      Termination Upon Certain Events . . . . . . . . . . . . . 18
     16.2      Procedures. . . . . . . . . . . . . . . . . . . . . . . . 18

ARTICLE XVII . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
     17.1      Lease Events of Default . . . . . . . . . . . . . . . . . 19
     17.2      Surrender of Possession . . . . . . . . . . . . . . . . . 22
     17.3      Reletting . . . . . . . . . . . . . . . . . . . . . . . . 22
     17.4      Damages . . . . . . . . . . . . . . . . . . . . . . . . . 22
     17.5      Power of Sale.. . . . . . . . . . . . . . . . . . . . . . 23
     17.6      Final Liquidated Damages. . . . . . . . . . . . . . . . . 23
     17.7      [Intentionally Omitted].. . . . . . . . . . . . . . . . . 24
     17.8      Waiver of Certain Rights. . . . . . . . . . . . . . . . . 24
     17.9      Assignment of Rights Under Contracts. . . . . . . . . . . 24
     17.10     Remedies Cumulative . . . . . . . . . . . . . . . . . . . 24

ARTICLE XVIII. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
     18.1      Lessor's Right to Cure Lessee's Lease Defaults. . . . . . 24

ARTICLE XIX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
     19.1      Provisions Relating to Lessee's Exercise of its
                Purchase Option                                          24
     19.2      No Purchase or Termination With Respect to Less than
                All of the Facility                                      25

ARTICLE XX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
     20.1      Purchase Option or Sale Option-General Provisions . . . . 25
     20.2      Lessee Purchase Option. . . . . . . . . . . . . . . . . . 25
     20.3      Third Party Sale Option . . . . . . . . . . . . . . . . . 26

ARTICLE XXI. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
     21.1      [Intentionally Omitted] . . . . . . . . . . . . . . . . . 27

ARTICLE XXII . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
     22.1      Sale Procedure. . . . . . . . . . . . . . . . . . . . . . 27
     22.2      Application of Proceeds of Sale . . . . . . . . . . . . . 29
     22.3      Indemnity for Excessive Wear. . . . . . . . . . . . . . . 29
     22.4      Appraisal Procedure . . . . . . . . . . . . . . . . . . . 29
     22.5      Certain Obligations Continue. . . . . . . . . . . . . . . 30

ARTICLE XXIII. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
     23.1      Holding Over. . . . . . . . . . . . . . . . . . . . . . . 30

ARTICLE XXIV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31
     24.1      Risk of Loss. . . . . . . . . . . . . . . . . . . . . . . 31

ARTICLE XXV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31
     25.1      Assignment. . . . . . . . . . . . . . . . . . . . . . . . 31
     25.2      Subleases . . . . . . . . . . . . . . . . . . . . . . . . 31

ARTICLE XXVI . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
     26.1      No Waiver . . . . . . . . . . . . . . . . . . . . . . . . 32

ARTICLE XXVII. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
     27.1      Acceptance of Surrender . . . . . . . . . . . . . . . . . 32
     27.2      No Merger of Title. . . . . . . . . . . . . . . . . . . . 32

ARTICLE XXVIII . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
     28.1      Incorporation of Covenants. . . . . . . . . . . . . . . . 32

ARTICLE XXIX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33
     29.1      Notices . . . . . . . . . . . . . . . . . . . . . . . . . 33

ARTICLE XXX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
     30.1      Miscellaneous . . . . . . . . . . . . . . . . . . . . . . 35
     30.2      Amendments and Modifications. . . . . . . . . . . . . . . 35
     30.3      Successors and Assigns. . . . . . . . . . . . . . . . . . 35
     30.4      Headings and Table of Contents. . . . . . . . . . . . . . 35
     30.5      Counterparts. . . . . . . . . . . . . . . . . . . . . . . 35
     30.6      GOVERNING LAW . . . . . . . . . . . . . . . . . . . . . . 35
     30.7      Calculation of Rent . . . . . . . . . . . . . . . . . . . 35
     30.8      Memoranda of Lease and Lease Supplement . . . . . . . . . 35
     30.9      Allocations between the Lenders and the Holder. . . . . . 35
     30.10     Limitations on Recourse . . . . . . . . . . . . . . . . . 36
     30.11     WAIVERS OF JURY TRIAL . . . . . . . . . . . . . . . . . . 36
     30.12     Acknowledgement of Security Agreement . . . . . . . . . . 36
     30.13     Submission To Jurisdiction; Waivers . . . . . . . . . . . 36
     30.14     USURY SAVINGS PROVISION . . . . . . . . . . . . . . . . . 37



EXHIBITS

EXHIBIT A     -   Lease Supplement No. ___
EXHIBIT B-1   -   Memorandum of Lease and Lease Supplement No.___
EXHIBIT B-2   -   Memorandum of Lease

                              LEASE AGREEMENT

                 (Tax Retention Operating Lease Agreement)


    THIS LEASE AGREEMENT (Tax Retention Operating Lease) (as amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the applicable provisions thereof, this "Lease"), dated as of February 6, 1996, is between FIRST SECURITY BANK OF UTAH, N.A., a national banking association, having its principal office at 79 South Main Street, Salt Lake City, Utah 84111, not individually, but solely as Owner Trustee under the GGC Trust 1996-1, as lessor (the "Lessor"), and GEORGIA GULF CORPORATION, a Delaware corporation, having its principal place of business at 400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia 30346, as lessee (the "Lessee").

                            W I T N E S E T H:

     A. WHEREAS, subject to the terms and conditions of the Participation Agreement and the Agency Agreement, Lessor will (i) ground lease the Land from the Lessee, as ground lessor, pursuant to the Ground Lease and (ii) fund the development, acquisition, installation, construction and testing by the Construction Agent of the Equipment and the Additions on such Land; and

     B. WHEREAS, the Basic Term shall commence with respect to the Facility upon the earlier to occur of the Completion of the Facility or the date of any Agency Agreement Event of Default; and

     C. WHEREAS, Lessor desires to lease to Lessee, and Lessee desires to lease from Lessor, the Facility;

     NOW, THEREFORE, in consideration of the foregoing, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


                                 ARTICLE I

     1.1 Definitions. Capitalized terms used but not otherwise defined in this Lease have the respective meanings specified in Appendix A to the Participation Agreement of even date herewith (as such may be amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the applicable provisions thereof, the "Participation Agreement") among the Lessee, the Construction Agent, First Security Bank of Utah, N.A., not individually, except as expressly stated therein, as Owner Trustee under the GGC Trust 1996-1, the Holder, the Lenders and the Administrative Agent.

     1.2 Interpretation. The rules of usage set forth in Appendix A to the Participation Agreement shall apply to this Lease.

                                ARTICLE II

     2.1 Facility. Subject to the terms and conditions hereinafter set forth and contained in the Lease Supplement relating to the Facility, Lessor hereby leases to Lessee and Lessee hereby leases from Lessor, the Facility.

     2.2 Lease Term. The basic term of this Lease with respect to the Facility (the "Basic Term") shall begin upon the earlier to occur of (i) the Completion Date, (ii) the second annual anniversary of the Initial Closing Date, or (iii) the date of any Agency Agreement Event of Default
(in each case the "Basic Term Commencement Date") and shall end on the third annual anniversary of the Basic Term Commencement Date (the "Basic Term Expiration Date"), unless the Basic Term is earlier terminated or the term of this Lease is renewed (as described below) in accordance with the provisions of this Lease.

     To the extent no Default or Event of Default has occurred and is continuing, and if Lessee has not provided written notice to the Lessor, the Administrative Agent and the Holder at least 120 days prior to the first day of the applicable Renewal Term of its determination to exercise its purchase option or sale option under Article XX hereof, the term of this Lease shall be automatically extended for one year following the Basic Term Expiration Date, and if so renewed, thereafter for an additional one year period from the one-year anniversary of the Basic Term Expiration Date (each, a "Renewal Term"); provided, that the expiration date for the second Renewal Term shall not be later than February 6, 2003 unless such later expiration date has been expressly agreed to, at the request of the Lessee, in writing by each of Lessor, the Agent, the Lenders and the Holder in their sole discretion;
and provided, further, that such date shall in no event extend beyond five years after the end of the second Renewal Term.

     2.3 Title. The Facility is leased to Lessee without any representation or warranty, express or implied, by Lessor and subject to the rights of parties in possession (if any), the existing state of title (including, without limitation, the Permitted Exceptions) and all applicable Legal Requirements. Lessee shall in no event have any recourse against Lessor for any defect in Lessor's title to the Facility or any interest of the Lessee therein other than for Lessor Liens.

     2.4 Lease Supplement. On or prior to the Basic Term Commencement Date, Lessee and Lessor shall each execute and deliver the Lease Supplement in substantially the form of Exhibit A hereto. Lessee hereby irrevocably appoints Lessor as Lessee's attorney-in-fact, with power of substitution, in the name of Lessor or the name of Lessee or otherwise, to execute the Lease Supplement to the extent Lessee fails or refuses to sign in accordance with the terms of this Section 2.4 (including specifically without limitation the Lease Supplement required in connection with the Facility upon the occurrence of an Agency Agreement Event of Default).


                                ARTICLE III

     3.1  Rent.

          (i) Lessee shall pay Basic Rent in arrears on each Payment Date, and on any date on which this Lease shall terminate; provided, however, with respect to the Facility Lessee shall have no obligation to pay Basic Rent until the Basic Term has commenced.

          (ii) Basic Rent shall be due and payable in lawful money of the United States and shall be paid by wire transfer of immediately available funds on the due date therefor (or within the applicable grace period) to such account or accounts at such bank or banks as Lessor shall from time to time direct.

          (iii) Lessee's inability or failure to take possession of all or any portion of the Facility when delivered by Lessor, whether or not attributable to any act or omission of Lessor, the Construction Agent, Lessee or any other Person, or for any other reason whatsoever, shall not delay or otherwise affect Lessee's obligation to pay Rent for the Facility in accordance with the terms of this Lease.

     3.2 Payment of Basic Rent. Basic Rent shall be paid absolutely net to Lessor or its designee, so that this Lease shall yield to Lessor the full amount thereof, without setoff, deduction or reduction.

     3.3 Supplemental Rent. Lessee shall pay to the Person entitled thereto any and all Supplemental Rent when and as the same shall become due and payable, and if Lessee fails to pay any Supplemental Rent, Lessor shall have all rights, powers and remedies provided for herein or by law r equity or otherwise in the case of nonpayment of Basic Rent. Lessee shall pay to Lessor, as Supplemental Rent due and owing to Lessor, among other things, on demand, to the extent permitted by applicable Legal Requirements, (a) any and all unpaid fees, charges, payments and other obligations (other than the obligations of Lessor to pay the principal amount of the Loans and the Holder Amount) due and owing by Lessor under the Credit Agreement, under the Trust Agreement and/or under any other Operative Agreement (including specifically without limitation any amounts owing to the Lenders under Section 2.11,
Section 2.12, Section 2.13 and Section 9.5 of the Credit Agreement and any amounts owing to the Holder under Section 3.9 or Section 3.10 of the Trust Agreement) and (b) interest at the applicable Overdue Rate on any installment of Basic Rent not paid when due (subject to the applicable grace period) for the period for which the same shall be overdue and on any payment of Supplemental Rent not paid when due or demanded by the appropriate Person for the period from the due date or the date of any such demand, as the case may be, until the same shall be paid. It shall be an additional Supplemental Rent obligation of Lessee to pay to the appropriate Person all rent and other amounts when such become due and owing from time to time under the Ground Lease and without the necessity of any notice from Lessor with regard thereto. The expiration or other termination of Lessee's obligations to pay Basic Rent hereunder shall not limit or modify the obligations of Lessee with respect to Supplemental Rent. Unless expressly provided otherwise in this Lease, in the event of any failure on the part of Lessee to pay and discharge any Supplemental Rent as and when due, Lessee shall also promptly pay and discharge any fine, penalty, interest or cost which may be assessed or added for nonpayment or late payment of such Supplemental Rent, all of which shall also constitute Supplemental Rent.

     3.4 Performance on a Non-Business Day. If any Basic Rent is required hereunder on a day that is not a Business Day, then such Basic Rent shall be due on the corresponding Scheduled Interest Payment Date. If any Supplemental Rent is required hereunder on a day that is not a Business Day, then such Supplemental Rent shall be due on the next succeeding Business Day.

     3.5 Rent Payment Provisions. Lessee shall make payment of all Basic Rent and Supplemental Rent when due (subject to the applicable grace periods) regardless of whether any of the Operative Agreements pursuant to which same is calculated and is owing shall have been rejected, avoided or disavowed in any bankruptcy or insolvency proceeding involving any of the parties to any of the Operative Agreements. Such provisions of such Operative Agreements and their related definitions are incorporated herein by reference and shall survive any termination, amendment or rejection of any such Operative Agreements.


                                ARTICLE IV

     4.1 Taxes; Utility Charges. Lessee shall pay or cause to be paid all Impositions with respect to the Facility and/or the operation, use, repair, access or maintenance thereof and all charges for electricity, power, gas, oil, water, telephone, sanitary sewer service and all other rents, utilities and operating expenses of any kind or type used in or on the Facility and related real property during the Term. Upon Lessor's request, Lessee shall provide from time to time Lessor with evidence of all such payments referenced in the foregoing sentence. Lessee shall be entitled to receive any credit or refund with respect to any Imposition or utility charge paid by Lessee or accrued for its benefit. Unless an Event of Default shall have occurred and be continuing, the amount of any credit or refund received by Lessor on account of any Imposition or utility charge paid by Lessee, net of the costs and expenses incurred by Lessor in obtaining such credit or refund, shall be promptly paid over to Lessee. All charges for Impositions or utilities imposed with respect to the Facility for a period during which this Lease expires or terminates shall be adjusted and prorated on a daily basis between Lessor and Lessee, and each party shall pay or reimburse the other, as appropriate, for such party's pro rata share thereof.


                                 ARTICLE V

     5.1 Quiet Enjoyment. Subject to the rights of Lessor contained in Sections 17.2, 17.3 and 20.3 and the other terms of this Lease and the other Operative Agreements and so long as no Event of Default shall have occurred and be continuing, Lessee shall peaceably and quietly have, hold and enjoy the Facility for the applicable Term, free of any claim or other action by Lessor or anyone rightfully claiming by, through or under Lessor (other than Lessee) with respect to any matters arising from and after the Basic Term Commencement Date.

                                ARTICLE VI

     6.1 Net Lease. This Lease shall constitute a net lease, and the obligations of Lessee hereunder are absolute and unconditional. Any present or future law to the contrary notwithstanding, this Lease shall not terminate, nor shall Lessee be entitled to any abatement, suspension, deferment, reduction, setoff, counterclaim, or defense with respect to the Rent, nor shall the obligations of Lessee hereunder be affected (except as expressly herein permitted and by performance of the obligations in connection therewith) for any reason whatsoever, including without limitation, by reason of: (i) any damage to or destruction of the Facility or any part thereof;
(ii) any taking of the Facility or any part thereof or interest therein by Condemnation or otherwise; (iii) any prohibition, limitation, restriction or prevention of Lessee's use, occupancy or enjoyment of the Facility or any part thereof, or any interference with such use, occupancy or enjoyment by any Person or for any other reason; (iv) any title defect, Lien or any matter affecting title to the Facility; (v) any eviction by paramount title or otherwise; (vi) any default by Lessor hereunder; (vii) any action for bankruptcy, insolvency, reorganization, liquidation, dissolution or other proceeding relating to or affecting the Administrative Agent, any Lender, Lessor, Lessee, the Holder, any Governmental Authority or any other Person;
(viii) the impossibility or illegality of performance by Lessor, Lessee or both; (ix) any action of any Governmental Authority or any other Person; (x) Lessee's acquisition of ownership of all or part of the Facility; (xi) breach of any warranty or representation with respect to the Facility or any Operative Agreement; (xii) any defect in the condition, quality or fitness for use of the Facility or any part thereof; or (xiii) any other cause or circumstance whether similar or dissimilar to the foregoing and whether or not Lessee shall have notice or knowledge of any of the foregoing. The parties intend that the obligations of Lessee hereunder shall be covenants, agreements and obligations that are separate and independent from any obligations of Lessor hereunder and shall continue unaffected unless such covenants, agreements and obligations shall have been modified or terminated in accordance with an express provision of this Lease. Lessor and Lessee acknowledge and agree that the provisions of this Section 6.1 have been specifically reviewed and subject to negotiation.

     6.2 No Termination or Abatement. Lessee shall remain obligated under this Lease in accordance with its terms and shall not take any action to terminate, rescind or avoid this Lease, notwithstanding any action for bankruptcy, insolvency, reorganization, liquidation, dissolution, or other proceeding affecting any Person or any Governmental Authority, or any action with respect to this Lease or any Operative Agreement which may be taken by any trustee, receiver or liquidator of any Person or any Governmental Authority or by any court with respect to any Person or any Governmental Authority. Lessee hereby waives all right (i) to terminate or surrender this Lease (except as permitted under the terms of the Operative Agreements) or
(ii) to avail itself of any abatement, suspension, deferment, reduction, setoff, counterclaim or defense with respect to any Rent. Lessee shall remain obligated under this Lease in accordance with its terms and Lessee hereby waives any and all rights now or hereafter conferred by statute or otherwise to modify or to avoid strict compliance with its obligations under this Lease. Notwithstanding any such statute or otherwise, Lessee shall be bound by all of the terms and conditions contained in this Lease.


                                ARTICLE VII

     7.1  Ownership of the Facility.

          (i) Lessor and Lessee intend that (i) for financial accounting purposes with respect to Lessee (A) this Lease will be treated as an "operating lease" pursuant to Statement of Financial Accounting Standards No. 13, as amended, (B) Lessor will be treated as the owner and lessor of the Facility and (C) Lessee will be treated as the lessee of the Facility, but (ii) for federal and all state and local income tax purposes, bankruptcy purposes, regulatory purposes, commercial law and real estate purposes and all other purposes (A) this Lease will be treated as a financing arrangement and (B) Lessee will be treated as the owner of the Facility and will be entitled to all tax benefits ordinarily available to owners of property similar to the Facility for such tax purposes. Notwithstanding the foregoing, neither party hereto has made, or shall be deemed to have made, any representation or warranty as to the availability of any of the foregoing treatments under applicable accounting rules, tax, bankruptcy, commercial or real estate law or under any other set of rules. Lessee shall claim the cost recovery deductions associated with the Facility, and Lessor shall not (and Lessor shall cause the Holder not to), to the extent not prohibited by Law, take on its tax return a position inconsistent with Lessee's claim of such deductions.

          (ii) For all purposes other than as set forth in Section 7.1(a), Lessor and Lessee intend this Lease to constitute a finance lease and not a true lease. Lessor and Lessee further intend and agree that, for the purpose of securing Lessee's obligations hereunder, (i) this Lease shall be deemed to be a security agreement and financing statement within the meaning of Article 9 of the Uniform Commercial Code (Chapter
     9 of the Louisiana Uniform Commercial Code) respecting the Facility and all proceeds (including without limitation insurance proceeds) thereof to the extent such is personal (movable) property and an irrevocable grant and conveyance of a lien and mortgage on the Facility and all proceeds (including without limitation insurance proceeds) thereof to the extent such is real (immovable) property; (ii) the acquisition of title in the Facility (excluding the Land) and a leasehold interest in the Land pursuant to the Ground Lease referenced in Article II shall be deemed to be a grant by Lessee to Lessor of, and Lessee hereby grants to Lessor, a lien on and security interest, mortgage lien and deed of trust in all of Lessee's right, title and interest (if any) in and to the Facility (including the Land) and all proceeds (including without limitation insurance proceeds) of the conversion, voluntary or involuntary, of the foregoing into cash, investments, securities or other property, whether in the form of cash, investments, securities or other property, and an assignment of all rents, profits and income produced by the Facility; and (iii) notifications to Persons holding such property, and acknowledgements, receipts or confirmations from financial intermediaries, bankers or agents (as applicable) of Lessee shall be deemed to have been given for the purpose of perfecting such lien, security interest, mortgage lien and deed of trust under applicable law. Lessor and Lessee shall promptly take such actions as may be necessary or advisable in either party's opinion (including without limitation the filing of Uniform Commercial Code Financing Statements, Uniform Commercial Code Fixture Filings and memoranda of this Lease and the Lease Supplement) to ensure that the lien, security interest, mortgage lien and deed of trust in the Facility and the other items referenced above will be deemed to be a perfected lien, security interest, mortgage lien and deed of trust of first priority under applicable law and will be maintained as such throughout the Term.


                               ARTICLE VIII

     8.1 Condition of the Facility. LESSEE ACKNOWLEDGES AND AGREES THAT IT IS LEASING THE FACILITY "AS-IS", "WHERE-IS" WITHOUT REPRESENTATION,
WARRANTY OR COVENANT (EXPRESS OR IMPLIED) BY LESSOR AND IN EACH CASE
SUBJECT TO (A) THE EXISTING STATE OF TITLE, (B) THE RIGHTS OF ANY PARTIES IN POSSESSION THEREOF (IF ANY), (C) ANY STATE OF FACTS REGARDING THE PHYSICAL CONDITION OF THE FACILITY AND/OR ITS COMPONENTS, (D) ALL APPLICABLE LEGAL REQUIREMENTS AND (E) VIOLATIONS OF LEGAL REQUIREMENTS WHICH MAY EXIST
ON THE DATE HEREOF AND/OR THE DATE OF THE LEASE SUPPLEMENT.  NEITHER
LESSOR NOR THE ADMINISTRATIVE AGENT NOR ANY LENDER NOR THE HOLDER HAS
MADE OR SHALL BE DEEMED TO HAVE MADE ANY REPRESENTATION, WARRANTY
OR COVENANT (EXPRESS OR IMPLIED) OR SHALL BE DEEMED TO HAVE ANY
LIABILITY WHATSOEVER AS TO THE TITLE, VALUE, HABITABILITY, USE, CONDITION, DESIGN, OPERATION, MERCHANTABILITY OR FITNESS FOR USE OF THE FACILITY (OR
ANY PART THEREOF), OR ANY OTHER REPRESENTATION, WARRANTY OR COVENANT WHATSOEVER, EXPRESS OR IMPLIED, WITH RESPECT TO THE FACILITY (OR ANY PART THEREOF), AND NEITHER LESSOR NOR THE ADMINISTRATIVE AGENT NOR ANY
LENDER NOR THE HOLDER SHALL BE LIABLE FOR ANY LATENT, HIDDEN, OR PATENT
DEFECT THEREON OR THE FAILURE OF THE FACILITY, OR ANY PART THEREOF, TO
COMPLY WITH ANY LEGAL REQUIREMENT.  THE LESSEE HAS OR PRIOR TO THE BASIC
TERM COMMENCEMENT DATE WILL HAVE BEEN AFFORDED FULL OPPORTUNITY TO
INSPECT THE FACILITY AND THE ADDITIONS THEREON (IF ANY), IS OR WILL BE
(INSOFAR AS THE LESSOR, THE ADMINISTRATIVE AGENT, EACH LENDER AND THE
HOLDER ARE CONCERNED) SATISFIED WITH THE RESULTS OF ITS INSPECTIONS AND
IS ENTERING INTO THIS LEASE SOLELY ON THE BASIS OF THE RESULTS OF ITS OWN INSPECTIONS, AND ALL RISKS INCIDENT TO THE MATTERS DESCRIBED IN THE
PRECEDING SENTENCE, AS BETWEEN THE LESSOR, THE ADMINISTRATIVE AGENT,
THE LENDERS AND THE HOLDER, ON THE ONE HAND, AND THE LESSEE, ON THE
OTHER HAND, ARE TO BE BORNE BY LESSEE.

     8.2  Possession and Use of the Facility.

          (i) At all times during the Term with respect to the Facility, the Facility shall be used by Lessee in the ordinary course of its business. Lessee shall pay, or cause to be paid, all charges and costs required in connection with the use of the Facility as contemplated by this Lease. Lessee shall not commit or permit any waste of the Facility or any part thereof.

          (ii) The address stated in Section 29.1 of this Lease is the chief executive office of Lessee (as such term is used in Section 9-103(3) of the Uniform Commercial Code of any applicable jurisdiction), and Lessee will provide Lessor with prior written notice of any change of location of its chief executive office. Regarding the Facility, the Lease Supplement correctly identifies the initial location of the related Equipment and Additions and contains an accurate legal description for the related parcel of Land. Lessee has no other places of business where the Equipment or Additions will be located other than those identified on the Lease Supplement.

          (iii) Lessee will not attach or incorporate any item of Equipment (or any other item of personal property) to or in any other item of equipment or personal property or to or in any real property in a manner that would reasonably be expected to give rise to the assertion of any Lien on such item of Equipment by reason of such attachment or the assertion of a claim that such item of Equipment has become a fixture and is subject to a Lien in favor of a third party that is prior to the Liens thereon created by the Operative Agreements.

          (iv) On the Basic Term Commencement Date, Lessor and Lessee shall execute the Lease Supplement which shall contain an Equipment Schedule that has a complete description of each item of Equipment, an Addition Schedule that has a complete description of each Addition and a legal description of the Land which is subject to the Ground Lease, all of which is to be leased (or in the case of the Land, subleased) hereunder as of such date. The Land shall be deemed to be ground subleased from Lessor to Lessee as of the Basic Term Commencement Date, and such ground sublease shall be in effect until the Lease is terminated or expires, in each case in accordance with the terms and provisions hereof. Lessee's satisfaction and performance of all obligations imposed on Lessor under the Ground Lease shall be deemed to satisfy the obligations of Lessee under such ground sublease. Simultaneously with the execution and delivery of the Lease Supplement, such Equipment, Additions, subleasehold interest in the Land and the remainder of the Facility shall be deemed to have been accepted by Lessee for all purposes of this Lease and to be subject to this Lease.

          (e) At all times during the Term with respect to the Facility, Lessee will comply with all obligations under and (to the extent no Event of Default exists and provided that such exercise will not impair the value, utility or remaining useful life of the Facility) shall be permitted to exercise all rights and remedies under all operation and easement agreements and related or similar agreements applicable to the Facility.

     8.3 Integrated Facility. In the aggregate, the Facility and the personal property (movable property) and real property (immovable property) subject to the Ground Lease constitute (and for the duration of the Term shall continue to constitute) all of the equipment, facilities, rights, other personal property and other real property necessary or appropriate to operate, utilize, maintain and control a cogeneration facility and related facilities at the level of production required for Final Completion (as such term is defined in the GE Construction Contract) and otherwise in a commercially reasonable manner. Furthermore, the Facility and the personal property (movable property) and real property (immovable property) subject to the Ground Lease are capable of operating on an independent, stand alone basis to the extent such are not operated in connection with or as part of the Lessee's chemical production complex located in or about Plaquemine, Louisiana.


                                ARTICLE IX

     9.1 Compliance With Legal Requirements and Insurance Requirements. Subject to the terms of Article XIII relating to permitted contests, Lessee, at its sole cost and expense, shall (i) comply with all material Legal Requirements (including without limitation all Environmental Laws), and all Insurance Requirements relating to the Facility and each of its components, including without limitation the acquisition, installation, development, construction, testing, use, maintenance, repair, refurbishment, restoration and operation thereof, whether or not compliance therewith shall require structural or extraordinary changes in the Facility or interfere with the use and enjoyment thereof, and (ii) procure, maintain and comply with all material licenses, permits, orders, approvals, consents and other authorizations required for the acquisition, installation, development, construction, testing, use, maintenance, repair, refurbishment, restoration and operation of the Facility and each of its components. The Lessee shall maintain the Facility at all times as a Qualifying Facility.


                                 ARTICLE X

     10.1 Maintenance and Repair; Return.

          (i) Lessee, at its sole cost and expense, shall maintain the Facility, and each of its components, in good condition, repair and working order and in the repair and condition as when originally delivered to Lessor (ordinary wear and tear excepted) and make all necessary repairs thereto and replacements thereof, of every kind and nature whatsoever, whether interior or exterior, ordinary or extraordinary, structural or nonstructural or foreseen or unforeseen, in each case as required by all applicable material Legal Requirements, Insurance Requirements, and manufacturer's specifications and standards and on a basis consistent with the operation and maintenance of properties and/or equipment comparable in type and function to the Facility, as necessary such that the Facility is capable of being immediately operated by a third party and in compliance with standard industry practice subject, however, to the provisions of Article XV with respect to Condemnation and Casualty.

          (ii) Lessee shall not use or locate any component of the Facility outside of the Approved State. Lessee shall not move or relocate any component of the Facility beyond the boundaries of the Land.

          (iii) If any component of the Facility becomes worn out, lost, destroyed, damaged beyond repair or otherwise permanently rendered unfit for use, Lessee at its own expense, will within a reasonable time replace such component with a replacement component which is free and clear of all Liens (other than Permitted Liens) and has a value, utility and useful life at least equal to the component replaced (assuming the component replaced had been maintained and repaired in accordance with the requirements of this Lease).

          (iv) Upon reasonable advance notice, Lessor and its agents shall have the right to inspect the Facility and all maintenance records with respect thereto at any reasonable time during normal business hours but shall not, in the absence of an Event of Default, materially disrupt the business of Lessee.

          (v) Lessee shall cause to be delivered to Lessor or any designee of Lessor (at Lessee's sole expense) Appraisals (or reappraisals) from time to time as Lessor may request if any one or more of Lessor, the Administrative Agent, any Lender or the Holder is required pursuant to any applicable Legal Requirement to obtain such an Appraisal (or reappraisal), and such Appraisal (or reappraisal) shall be provided by an appraiser selected by the Person required to obtain such Appraisal and be in form and substance reasonably satisfactory to the party required to obtain it.

          (vi) Lessor shall under no circumstances be required to build any improvements or install any equipment at the Facility, make any repairs, replacements, alterations or renewals of any nature or description to the Facility, make any expenditure whatsoever in connection with this Lease or maintain the Facility in any way. Lessor shall not be required to maintain, repair or rebuild all or any part of the Facility, and Lessee waives the right to (i) require Lessor to maintain, repair, or rebuild all or any part of the Facility, or (ii) make repairs at the expense of Lessor pursuant to any Legal Requirement, Insurance Requirement, contract, agreement, covenants, condition or restriction at any time in effect.

          (vii) Lessee shall, upon the expiration or earlier termination of this Lease with respect to the Facility, if Lessee shall not have exercised its Purchase Option with respect to the Facility and purchased the Facility, surrender the Facility to Lessor pursuant to (i) the exercise of certain remedies upon the occurrence of a Lease Event of Default or
     (ii) the second paragraph of Section 22.1(a), or the third party purchaser, as the case may be, subject to Lessee's obligations under this Lease (including without limitation the obligations of the Lessee at the time of such surrender under Sections 9.1, 10.1(a)-(f), 10.2, 11.1, 12.1, 22.1 and 23.1).

     10.2 Environmental Inspection. If Lessee has not given notice of exercise of its Purchase Option on the Expiration Date pursuant to Section 20.1, then not more than 120 days nor less than 60 days prior to the Expiration Date, Lessee shall, at its sole cost and expense, cause to be provided to Lessor a Phase I environmental site assessment regarding the Facility prepared (no more than 30 days prior to the date of delivery) by an independent recognized professional acceptable to Lessor, the Holder and the Administrative Agent and in form, scope and content satisfactory to Lessor, the Holder and the Administrative Agent.


                                ARTICLE XI

     11.1 Modifications.

          (i) Lessee at its sole cost and expense, at any time and from time to time without the consent of Lessor may make alterations, renovations, improvements and additions to the Facility or any part thereof and substitutions and replacements therefor, but excluding Approved Turbines (collectively, "Modifications"), and Lessee shall make any and all Modifications required to be made pursuant to any applicable Legal Requirement; provided, that: (i) except for any Modification required to be made pursuant to a Legal Requirement, no Modification shall materially impair the value, utility or useful life of the Facility from that which existed immediately prior to such Modification; (ii) each Modification shall be done expeditiously and in a good and workmanlike manner; (iii) Lessee shall comply with all material Legal Requirements (including all Environmental Laws) and Insurance Requirements applicable to each Modification, including the obtaining of all permits, licenses, consents and certificates, and neither the structural integrity of the Facility nor the steam or power production output shall be adversely affected; (iv) to the extent required by Section 14.2(a), Lessee shall maintain builders' risk insurance at all times when a Modification is in progress; (v) subject to the terms of Article XIII relating to permitted contests, Lessee shall pay all costs and expenses and discharge any Liens arising with respect to each Modification;
     (vi) each Modification shall comply with the requirements of this Lease (including without limitation Sections 8.2 and 10.1); and (vii) no component of the Facility shall be demolished or otherwise rendered unfit for use unless Lessee shall finance the proposed replacement Modification therefor outside of this lease facility or such demolition or alteration will not have a material adverse effect upon the usefulness, operation, value or economic life of the Facility. All Modifications shall immediately and without further action upon their incorporation into the Facility (1) become property of the Lessor, (2) be subject to this Lease and (3) be titled in the name of Lessor.
     Lessee shall not remove or attempt to remove any Modification from the Facility. The Ground Lease for the Facility shall expressly provide for the provisions of the foregoing sentence. Lessee, at its own cost and expense, will pay for the repairs of any damage to the Facility caused by the removal or attempted removal of any Modification.

          (ii) The construction process provided for in the Agency Agreement is acknowledged by Lessor and the Administrative Agent to be consistent with and in compliance with the terms and provisions of this Article XI.

     11.2 Approved Turbines. Lessee shall comply in full with all its obligations relating to Approved Turbines set forth in Section 10.3(h) of the Participation Agreement.


                                ARTICLE XII

     12.1 Warranty of Title.

          (i) Title in the Facility (including without limitation all Equipment, all Additions, all replacement components to the Facility and all Modifications) shall immediately and without further action vest in and such shall become the property of Lessor and be subject to the terms of this Lease (provided Lessor's interest in the Land is acknowledged to be a leasehold interest pursuant to the Ground Lease) from and after the date hereof or such date of incorporation into the Facility. Lessee agrees that, subject to the terms of Article XIII relating to permitted contests, Lessee shall not directly or indirectly create or allow to remain, and shall promptly discharge at its sole cost and expense, any Lien, defect, attachment, levy, title retention agreement or claim upon the Facility, any component thereof or any Modifications or any Lien, attachment, levy or claim with respect to the Rent or with respect to any amounts held by the Lessor, the Administrative Agent or the Holder pursuant to the Operative Agreements, other than Permitted Liens and Lessor Liens. Lessee shall promptly notify Lessor in the event it receives actual knowledge that a Lien other than a Permitted Lien or Lessor Lien has occurred with respect to the Facility, the Rent or any other such amounts, and Lessee represents and warrants to, and covenants with, Lessor that the Liens in favor of the Lessor created by the Operative Agreements are first priority perfected Liens subject only to Permitted Liens.

          (ii) Nothing contained in this Lease shall be construed as constituting the consent or request of Lessor, expressed or implied, to or for the performance by any contractor, mechanic, laborer, materialman, supplier or vendor of any labor or services or for the furnishing of any materials for any construction, alteration, addition, repair or demolition of or to the Facility or any part thereof. NOTICE IS HEREBY GIVEN THAT LESSOR IS NOT AND SHALL NOT BE LIABLE FOR ANY LABOR, SERVICES OR MATERIALS FURNISHED OR TO BE FURNISHED TO LESSEE, OR TO ANYONE HOLDING THE FACILITY OR ANY PART THEREOF THROUGH OR UNDER LESSEE, AND THAT NO MECHANIC'S OR OTHER LIENS FOR ANY SUCH LABOR, SERVICES OR MATERIALS SHALL ATTACH TO OR AFFECT THE INTEREST OF LESSOR IN AND TO THE FACILITY.


                               ARTICLE XIII

     13.1 Permitted Contests Other Than in Respect of Indemnities. Except to the extent otherwise provided for in Section 13 of the Participation Agreement, Lessee, on its own or on Lessor's behalf but at Lessee's sole cost and expense, may contest, by appropriate administrative or judicial proceedings conducted in good faith and with due diligence, the amount, validity or application, in whole or in part, of any Legal Requirement, or utility charges payable pursuant to Section 4.1 or any Lien, attachment, levy, encumbrance or encroachment, and Lessor agrees not to pay, settle or otherwise compromise any such item, provided that (a) the commencement and continuation of such proceedings shall suspend the collection of any such contested amount from, and suspend the enforcement thereof against, the Facility, Lessor, the Holder, the Administrative Agent and each Lender; (b) there shall not be imposed a Lien (other than Permitted Liens) on the Facility and no part of the Facility nor any Rent would be in any danger of being sold, forfeited, lost or deferred; (c) at no time during the permitted contest shall there be a risk of the imposition of criminal liability or material civil liability on Lessor, the Holder, the Administrative Agent or any Lender for failure to comply therewith; and (d) in the event that, at any time, there shall be a material risk of extending the application of such item beyond the end of the Term, then Lessee shall deliver to Lessor an Officer's Certificate certifying as to the matters set forth in clauses (a), (b) and (c) of this
Section 13.1. Lessor, at Lessee's sole cost and expense, shall execute and deliver to Lessee such authorizations and other documents as may reasonably be required in connection with any such contest and, if reasonably requested by Lessee, shall join as a party therein at Lessee's sole cost and expense.


                                ARTICLE XIV

     14.1 Public Liability and Workers' Compensation Insurance. During the Term for the Facility, Lessee shall procure and carry, at Lessee's sole cost and expense, commercial general liability and umbrella liability insurance for claims for injuries or death sustained by persons or damage to property while on the Facility or the premises where the Equipment is located. Such insurance shall be on terms and in amounts that are no less favorable than insurance maintained by Lessee with respect to similar properties and equipment that it owns, and in no event shall have a minimum combined single limit per occurrence coverage (i) for commercial general liability of less than $1,000,000 and (ii) for umbrella liability of less than $25,000,000.
The policies shall name the Lessee as the insured and shall be endorsed to name Lessor, the Holder, the Administrative Agent and the Lenders as additional insureds. The policies shall also specifically provide that such policies shall be considered primary insurance which shall apply to any loss or claim before any contribution by any insurance which Lessor, the Holder, the Administrative Agent or any Lender may have in force. In the operation of the Facility, Lessee shall comply with workers' compensation laws applicable to Lessee and protect Lessor, the Holder, the Administrative Agent and each Lender against any liability under such laws.

     14.2 Permanent Hazard and Other Insurance.

          (i) During the Term for the Facility, Lessee shall keep the Facility insured against all risk of physical loss or damage, including by flood and shall maintain builders' risk insurance prior to Completion and the commencement of commercial operation of the Facility in each case in amounts no less than the Termination Value from time to time and on terms that are no less favorable than insurance covering other similar properties owned by Lessee. The policies shall name the Lessee as the insured and shall be endorsed to name Lessor as a named additional insured and loss payee and the Holder and the Administrative Agent, on behalf of itself and the Lenders to the extent of their respective interests, as mortgagee and an additional named insured and loss payee; provided, so long as no Event of Default exists, any loss payable under the insurance policies required by this Section for losses up to $5,000,000 will be paid to Lessee.

          (ii) During the Term, Lessee shall, in the operation and use of the Facility, maintain workers' compensation insurance consistent with that carried by similarly situated companies conducting business similar to that conducted by Lessee and containing minimum liability limits of no less than $100,000. Lessee shall, in the operation of the Facility, comply with workers' compensation laws applicable to Lessee, and protect Lessor, the Holder, the Administrative Agent and each Lender against any liability under such laws.

          (iii) In addition, during the Term and with respect to the Facility, the Lessee shall require that its general contractor(s) procure and carry (i) commercial general liability insurance meeting the requirements set forth above but taking into account the business of the Contractors and having a minimum combined single limit coverage of not less than $1,000,000 and (ii) workers' compensation insurance meeting the requirements set forth above.

     14.3 Coverage.

          (i) As of the date of this Lease and annually thereafter during the Term, Lessee shall furnish Lessor, the Holder and the Administrative Agent with certificates prepared by the insurers or insurance broker of Lessee showing the insurance required under Sections 14.1 and 14.2 to be in effect, naming (to the extent of their respective interests) Lessor, the Holder, the Administrative Agent and the Lender as additional insureds and loss payees and evidencing the other requirements of this Article
     XIV; provided, that liability policies shall specifically name the Lenders and Holder as additional insureds; provided, further, with respect to builders' risk insurance and permanent hazard insurance, Lessee shall provide (and Lessee shall procure from Lessee's
     Contractors) evidence of insurance. All such insurance shall be at the cost and expense of Lessee (or the Lessee's Contractors with respect to insurance required to be maintained by such Contractors) and provided by financially sound insurance companies having a claims-paying ability no less favorable than the companies providing insurance covering similar properties owned by Lessee. Lessee shall cause such certificates to include a provision for reasonable advance written notice by the insurer to Lessor and the Administrative Agent in the event of cancellation or material alteration of such insurance. If an Event of Default has occurred and is continuing and Lessor so requests, Lessee shall deliver to Lessor copies of all insurance policies required by Sections 14.1 and 14.2.

          (ii) Lessee agrees that the insurance policy or policies required by Sections 14.1 and 14.2(a) shall include an appropriate clause pursuant to which any such policy shall provide that (i) it will not be invalidated should Lessee or any Contractor, as the case may be, waive, at any time, any or all rights of recovery against any party for losses covered by such policy and (ii) that coverage will continue notwithstanding any negligence or breach by Lessee or the general contractor, as the case may be, any Affiliate thereof, any agent of Lessee or any Person; provided, such waiver of negligence provision need not provide a waiver of the gross negligence or willful misconduct or willful breach of an Indemnified Person seeking coverage under any policy. Lessee hereby waives any and all such rights against the Lessor, the Holder, the Administrative Agent and the Lenders to the extent of payments made to any such Person under any such policy.

          (iii) Neither Lessor nor Lessee shall carry separate insurance concurrent in kind or form or contributing in the event of loss with any insurance required under this Article XIV, except that Lessor may carry separate liability insurance at Lessor's sole cost so long as (i) Lessee's insurance is designated as primary and in no event excess or contributory to any insurance Lessor may have in force which would apply to a loss covered under Lessee's policy and (ii) each such insurance policy will not cause Lessee's insurance required under this Article XIV to be subject to a coinsurance exception of any kind.

          (iv) Lessee shall pay as they become due all premiums for the insurance required by Section 14.1 and Section 14.2, shall renew or replace each policy prior to the expiration date thereof or otherwise maintain the coverage required by such Sections without any lapse in coverage.

                                ARTICLE XV

     15.1 Casualty and Condemnation.

          (i) Subject to the provisions of this Article XV and Article XVI (in the event Lessee delivers, or is obligated to deliver or is deemed to have delivered, a Termination Notice), and prior to the occurrence and continuation of a Default or an Event of Default, Lessee shall be entitled to receive (and Lessor hereby irrevocably assigns to Lessee all of Lessor's right, title and interest in) any award, compensation or insurance proceeds under Sections 14.2(a) or (b) hereof to which Lessee or Lessor may become entitled by reason of their respective interests in the Facility (i) if all or a portion of the Facility is damaged or destroyed in whole or in part by a Casualty or (ii) if the use, access, occupancy, easement rights or title to the Facility or any part thereof is the subject of a Condemnation; provided, however, if a Default or Event of Default shall have occurred and be continuing or if such award, compensation or insurance proceeds shall exceed $5,000,000, then such award, compensation or insurance proceeds shall be paid directly to Lessor or, if received by Lessee, shall be held in trust for Lessor, and shall be paid over by Lessee to Lessor and held in accordance with the terms of this paragraph (a). All amounts held by Lessor hereunder on account of any award, compensation or insurance proceeds either paid directly to Lessor or turned over to Lessor shall be held as security for the performance of Lessee's obligations hereunder and under the other Operative Agreements.

          (ii) Lessee may appear in any proceeding or action to negotiate, prosecute, adjust or appeal any claim for any award, compensation or insurance payment on account of any such Casualty or Condemnation and shall pay all expenses thereof. At Lessee's reasonable request, and at Lessee's sole cost and expense, Lessor and the Administrative Agent shall participate in any such proceeding, action, negotiation, prosecution or adjustment. Lessor and Lessee agree that this Lease shall control the rights of Lessor and Lessee in and to any such award, compensation or insurance payment.

          (iii) If Lessee shall receive notice of a Casualty or a possible Condemnation of the Facility or any interest therein where damage to the Facility is estimated to equal or exceed ten percent (10%) of the Facility Cost, Lessee shall give notice thereof to the Lessor and to the Administrative Agent promptly after the receipt of such notice. In such event or in the event that a condemnation award or other compensation or insurance proceeds in excess of $12,000,000 are received by Lessee or Lessor in respect of any Casualty or Condemnation, then Lessee shall be deemed to have delivered a Termination Notice and the provisions of Sections 16.1 and 16.2 shall apply.

          (iv) In the event of a Casualty or a Condemnation (regardless of whether notice thereof must be given pursuant to paragraph (c)), this Lease shall terminate in accordance with Section 16.1 if Lessee, within thirty (30) days after such occurrence, delivers to Lessor and the Administrative Agent a notice to such effect.

          (v) If pursuant to this Section 15.1 this Lease shall continue in full force and effect following a Casualty or Condemnation with respect to the Facility, Lessee shall, at its sole cost and expense and using, if available, the proceeds of any award, compensation or insurance with respect to such Casualty or Condemnation (including, without limitation, any such award, compensation or insurance which has been received by the Administrative Agent and which should be turned over to Lessee pursuant to the terms of the Operative Agreements, and if not available or sufficient, using its own funds), promptly and diligently repair any damage to the Facility caused by such Casualty or Condemnation in conformity with the requirements of Sections 10.1 and 11.1, using the as-built Plans and Specifications or manufacturer's specifications for the applicable Equipment, Additions or other components of the Facility (as modified to give effect to any subsequent Modifications and all applicable Legal Requirements), to restore the Facility to substantially the same remaining economic value, useful life, utility, condition, operation and function as existed immediately prior to such Casualty or Condemnation (assuming all maintenance and repair standards had been satisfied). In such event, title to the Facility shall remain with Lessor.

          (vi) In no event shall a Casualty or Condemnation with respect to which this Lease remains in full force and effect under this Section
     15.1 affect Lessee's obligations to pay Rent pursuant to Article III.

          (vii)     Notwithstanding anything to the contrary set forth in
     Section 15.1(a) or Section 15.1(e), if during the Term with respect to the Facility a Casualty occurs with respect to the Facility or Lessee receives notice of a Condemnation with respect to the Facility, and following such Casualty or Condemnation, the Facility cannot reasonably be restored, repaired or replaced on or before the 180th day prior to the Expiration Date or the date twelve (12) months after the occurrence of such Casualty or Condemnation (if such Casualty or Condemnation occurs during the Term) to the substantially same remaining economic value, useful life, utility, condition and operation and function as existed immediately prior to such Casualty or Condemnation (assuming all maintenance and repair standards had been satisfied) or on or before such day the Facility is not in fact so restored, repaired or replaced, then Lessee shall be required to exercise its Purchase Option for the Facility on the next Payment Date (notwithstanding the limits on such exercise contained in Section 20.2) and pay Lessor the Termination Value for the Facility; provided, if any Default or Event of Default has occurred and is continuing, Lessee shall also promptly (and in any event within three (3) Business Days) pay Lessor any award, compensation or insurance proceeds received on account of any Casualty or Condemnation with respect to the Facility; provided, further, that if no Default or Event of Default has occurred and is continuing, any Excess Proceeds shall be paid to Lessee. If a Default has occurred and is continuing and any Loans, Holder Fundings or other amounts are owing with respect thereto, then any Excess Proceeds (to the extent of any such Loans, Holder
     Fundings or other amounts owing with respect thereto) shall be paid to the Lessor, held as security for the performance of Lessee's obligations hereunder and under the other Operative Agreements and applied to such obligations upon the exercise of remedies in connection with the occurrence of an Event of Default.

     15.2 Environmental Matters. Promptly upon Lessee's actual knowledge of the presence of Hazardous Substances in any portion of the Facility in concentrations and conditions that constitute an Environmental Violation and which, in the reasonable opinion of Lessee, the cost to undertake any legally required response, clean up, remedial or other action will or might result in a cost to Lessee of more than $1,000,000, Lessee shall notify Lessor in writing of such condition. In the event of any such Environmental Violation with respect to the Facility (regardless of whether notice thereof must be given), Lessee shall, not later than thirty (30) days after Lessee has actual knowledge of such Environmental Violation, either deliver to Lessor a Termination Notice with respect to the Facility pursuant to Section 16.1, if applicable, or, at Lessee's sole cost and expense, promptly and diligently undertake any response, clean up, remedial or other action (including without limitation, the pursuit by Lessee of appropriate action against any off-site or third party source for contamination) necessary to remove, cleanup or remediate the Environmental Violation in accordance with all Environmental Laws. Any such undertaking shall be timely completed in accordance with prudent industry standards. If Lessee does not deliver a Termination Notice with respect to the Facility pursuant to Section 16.1, Lessee shall, upon completion of remedial action by Lessee, cause to be prepared by a reputable environmental consultant acceptable to Lessor a report describing the Environmental Violation and the actions taken by Lessee (or its agents) in response to such Environmental Violation, and a statement by the consultant that the Environmental Violation has been remedied in full compliance with applicable Environmental Law. Prior to any time that Lessee elects to cease operations with respect to the Facility to a level below that required by
Section 8.2(a) hereof or to remarket the Facility pursuant to Section 20.1 hereof or any other provision of any Operative Agreement, Lessee shall deliver to Lessor a Phase I environmental site prepared (no more than 30 days prior to the date of delivery) by an independent recognized professional acceptable to Lessor, the Holder and the Administrative Agent and in form, scope and content satisfactory to Lessor, the Holder and the Administrative Agent. Notwithstanding any other provision of any Operative Agreement, if Lessee fails to comply with the foregoing obligation regarding the Phase I environmental site assessment, Lessee shall be obligated to purchase the Facility for an amount equal its Termination Value and shall not be permitted to exercise (and Lessor shall have no obligation to honor any such exercise) any rights under any Operative Agreement regarding a sale of the Facility to a Person other than Lessee or any Affiliate of Lessee.

     15.3 Notice of Environmental Matters. Promptly, but in any event within five (5) days from the date a Responsible Officer of Lessee has actual knowledge thereof, Lessee shall provide to Lessor written notice of any material pending or threatened claim, action or proceeding involving any Environmental Law applicable to the Facility or any Release on or in connection with the Facility. All such notices shall describe in reasonable detail the nature of the claim, action or proceeding and Lessee's proposed response thereto. In addition, Lessee shall provide to Lessor, within five (5) Business Days of receipt, copies of all material written communications with any Governmental Authority relating to any Environmental Law in connection with the Facility. Lessee shall also promptly provide such detailed reports of any such material environmental claims as may reasonably be requested by Lessor.


                                ARTICLE XVI

     16.1 Termination Upon Certain Events. If any of the following occur: (i) Lessee has delivered a notice pursuant to Section 15.1(d), or is deemed to have delivered such notice pursuant to Section 15.1(c), then following the applicable Casualty or Condemnation this Lease shall terminate, or (ii)
Lessee has delivered notice pursuant to the second sentence of Section 15.2 that, due to the occurrence of an Environmental Violation, this Lease shall terminate, then Lessee shall be obligated to deliver, within thirty (30) days of its receipt of notice of the applicable Condemnation or the occurrence of the applicable Casualty or Environmental Violation, a written notice to the Lessor in the form described in Section 16.2(a) (a "Termination Notice") of the termination of this Lease.

     16.2 Procedures.

          (i) A Termination Notice shall contain: (i) notice of termination of this Lease on a Payment Date not more than sixty (60) days after Lessor's receipt of such Termination Notice (the "Termination Date"); and (ii) a binding and irrevocable agreement of Lessee to pay the Termination Value and purchase the Facility on such Termination Date.

          (ii) On the Termination Date, Lessee shall pay to Lessor the Termination Value for the Facility, and Lessor shall convey the Facility or the remaining portion thereof, if any, to Lessee (or Lessee's designee), all in accordance with Section 20.2.


                               ARTICLE XVII

     17.1 Lease Events of Default. If any one or more of the following events (each a "Lease Event of Default") shall occur:

          (i) Lessee shall fail to make payment of (i) any portion of Basic Rent allocable to the principal of the Loans or to the Holder Amount on the date any such payment is due and payable or (ii) the Termination Value, on the date any such payment is due and payable, or any payment of Basic Rent or Supplemental Rent due on the due date of any such payment of Termination Value, or any amount due on the Expiration Date or (iii) any portion of Basic Rent allocable to interest on the Loans or Holder Yield within one Business Day after the same has become due and payable;

          (ii) Lessee shall fail to make payment of any Supplemental Rent (other than Supplemental Rent referred to in Section 17.1(a)(ii)) which has become due and payable within three Business Days after receipt of notice that such payment is due;

          (iii)     Lessee shall fail to maintain insurance as required by
     Article XIV of this Lease or deliver any requisite annual certificate with respect thereto within fifteen (15) days of the date such certificate is due under the terms hereof;

          (iv) Lessee shall fail to observe or perform any material term, covenant or condition of Lessee under this Lease (including without limitation the Incorporated Covenants) or any other Operative Agreement to which Lessee is a party other than those set forth in Sections 17.1(a), (b) or (c) hereof, or Lessee shall fail to pay, or cause to be paid, any Imposition or shall fail to observe any Legal Requirement regarding the Facility, or any representation or warranty made by Lessee set forth in this Lease (including without limitation the Incorporated Representation and Warranties) or in any other Operative Agreement or in any document entered into in connection herewith or therewith or in any document, certificate or financial or other statement delivered in connection herewith or therewith shall be false or inaccurate in any material way, and, to the extent such failure, misrepresentation or breach of warranty is capable of being cured, such failure, misrepresentation or breach of warranty shall remain uncured for a period of thirty (30) days after the Lessee has notice thereof; provided, that if such failure misrepresentation or breach is not capable of being cured the grace period referred to in this subclause
     (d) shall not apply;

          (v) An Agency Agreement Event of Default shall have occurred and be continuing;

          (vi) Lessee or any of its Subsidiaries shall default in the payment when due of any principal of or interest on any Indebtedness having an outstanding principal amount of at least $5,000,000; or any event or condition shall occur which results in the acceleration of the maturity of any such Indebtedness or enables the holder of any such Indebtedness or any Person acting on such holder's behalf to accelerate the maturity thereof;

          (vii) The breach by the Lessee of its obligations (i) under Sections 9.08 through 9.16 of the GGC Credit Agreement and (ii) under any other provision of the GGC Credit Agreement incorporated herein pursuant to Article XXVIII hereof which, in the case of this clause
     (ii), shall continue unremedied for a period of 30 days after notice thereof to the Lessee by the Lessor (through the Holder or the Administrative Agent or any Lender);

          (viii) Lessee or any of its Subsidiaries shall default in the payment when due of any obligation in an amount of at least $5,000,000 (other than Rent owing hereunder) with regard to any material contract or agreement relating to the purchase or lease (without regard to whether such lease is or is not a Capitalized Lease) of goods, machinery or equipment or the provision of services by or in favor of such entity;

          (ix) The Lessee or any of its Subsidiaries shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due;

          (x) The Lessee or any of its Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the United States Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the United States Bankruptcy Code, or (vi) take any corporate or partnership action for the purpose of effecting any of the foregoing;

          (xi) A proceeding or case shall be commenced, without the application or consent of the Lessee or any of its Subsidiaries in any court of competent jurisdiction, seeking (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such Person or of all or any substantial part of its assets, or (iii) similar relief in respect of such Person under an law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 days; or an order for relief against such Person shall be entered in an involuntary case under the United States Bankruptcy Code;

          (xii) The entering of any order in any proceedings against Lessee or any Material Subsidiary decreeing the dissolution, divestiture or split-up of Lessee or any Material Subsidiary, and such order remains in effect for more than sixty (60) days;

          (xiii) Any material report, certificate, financial statement or other instrument delivered to Lessor by or on behalf of Lessee pursuant to the terms of this Lease or any other Operative Agreement is false or misleading in any material adverse respect when made or delivered;

          (xiv) A final judgment or judgments for the payment of money shall be rendered by a court or courts against Lessee or any of its Material Subsidiaries in excess of $5,000,000 in the aggregate, and (i) the same shall not be discharged (or provision shall not be made for such discharge), or a stay of execution thereof shall not be procured, within 30 days from the date of entry thereof, or (ii) Lessee or such Material Subsidiary shall not, within said period of 30 days, or such longer period during which execution of the same shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal, or (iii) such judgment or judgements shall not be discharged (or provisions shall not be made for such discharge) within 30 days after a decision has been reached with respect to such appeal and the related stay has been lifted;

          (xv) Lessee or any member of the Controlled Group shall fail to pay when due an amount or amounts aggregating in excess of $2,000,000 which it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; or notice of intent to terminate a Plan or Plans having aggregate Unfunded Liabilities in excess of $2,000,000 shall be filed under Title
     IV of ERISA by Lessee or any member of the Controlled Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans against Lessee or any member of the Controlled Group to enforce Section 515 or 4219(c)(5) of ERISA; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated;

          (xvi)(i) As a result of one or more transactions after the date of this Lease, any "person" or "group" of persons shall have "beneficial ownership" (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations thereunder) of 50% or more of the outstanding common stock of Lessee; or (ii) without limiting the generality of the foregoing, during any period of 12 consecutive months, commencing after the date of this Lease, individuals who at the beginning of such 12-month period were directors of Lessee shall cease for any reason to constitute a majority of the board of directors of Lessee, provided that the relationships among the respective shareholders of Lessee on the Initial Closing Date shall not be deemed to constitute all or any combination of them as a "group" for purposes of clause (p)(i); or

          (q) Any Operative Agreement shall cease to be in full force and effect;

then, in any such event, (i) the Facility (whether or not the Basic Term has previously commenced) shall automatically become subject to the terms of this Lease as more specifically provided in Section 2.2 and (ii) Lessor may, in addition to the other rights and remedies provided for in this Article XVII and in Section 18.1, terminate this Lease by giving Lessee five (5) days notice of such termination, and this Lease shall terminate, and all rights of Lessee under this Lease shall cease. Lessee shall, to the fullest extent permitted by law, pay as Supplemental Rent all costs and expenses incurred by or on behalf of Lessor, including without limitation reasonable fees and expenses of counsel, as a result of any Lease Event of Default hereunder.

     17.2 Surrender of Possession. If a Lease Event of Default shall have occurred and be continuing, and whether or not this Lease shall have been terminated pursuant to Section 17.1, Lessee shall, upon thirty (30) days written notice, surrender to Lessor possession of the Facility. Lessor may enter upon and repossess the Facility by such means as are available at law or in equity, and may remove Lessee and all other Persons and any and all personal property and Lessee's equipment and personalty from the Facility. Lessor shall have no liability by reason of any such entry, repossession or removal performed in accordance with applicable law. Upon the written demand of Lessor, Lessee shall return the Facility promptly to Lessor, in the manner and condition required by, and otherwise in accordance with the provisions of, Section 22.1(c) hereof.

     17.3 Reletting. If a Lease Event of Default shall have occurred and be continuing, and whether or not this Lease shall have been terminated pursuant to Section 17.1, Lessor may, but shall be under no obligation to, relet any or all of the Facility, for the account of Lessor or otherwise, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the Term) and on such conditions (which may include concessions or free rent) and for such purposes as Lessor may determine, and Lessor may collect, receive and retain the rents resulting from such reletting. Lessor shall not be liable to Lessee for any failure to relet the Facility or for any failure to collect any rent due upon such reletting.

     17.4 Damages. Neither (a) the termination of this Lease as to all or any of the Facility pursuant to Section 17.1, (b) the repossession of all or any of the Facility, nor (c) the failure of Lessor to relet all or any of the Facility, the reletting of all or any portion thereof, nor the failure of Lessor to collect or receive any rentals due upon any such reletting, shall relieve Lessee of its liabilities and obligations hereunder, all of which shall survive any such termination, repossession or reletting. If any Lease Event of Default shall have occurred and be continuing and notwithstanding any termination of this Lease pursuant to Section 17.1, Lessee shall forthwith pay to Lessor all Rent and other sums due and payable hereunder to and including the date of such termination. Thereafter, on the days on which the Basic
Rent or Supplemental Rent, as applicable, are payable under this Lease or would have been payable under this Lease if the same had not been terminated pursuant to Section 17.1 and until the end of the Term hereof or what would have been the Term in the absence of such termination, Lessee shall pay Lessor, as current liquidated damages (it being agreed that it would be impossible accurately to determine actual damages) an amount equal to the Basic Rent and Supplemental Rent that are payable under this Lease or would have been payable by Lessee hereunder if this Lease had not been terminated pursuant to Section 17.1, less the net proceeds, if any, which are actually received by Lessor with respect to the period in question of any reletting of the Facility or any portion thereof; provided that Lessee's obligation to make payments of Basic Rent and Supplemental Rent under this Section 17.4 shall continue only so long as Lessor shall not have received the amounts specified in Section 17.6. In calculating the amount of such net proceeds from reletting, there shall be deducted all of Lessor's, the Holder's, the Administrative Agent's and any Lender's reasonable expenses in connection therewith, including repossession costs, brokerage or sales commissions, fees and expenses for counsel and any necessary repair or alteration costs and expenses incurred in preparation for such reletting. To the extent Lessor receives any damages pursuant to this Section 17.4, such amounts shall be regarded as amounts paid on account of Rent. Lessee specifically acknowledges and agrees that its obligations under this Section 17.4 shall be absolute and unconditional under any and all circumstances and shall be paid and/or performed, as the case may be, without notice or demand and without any abatement, reduction, diminution, setoff, defense, counterclaim or recoupment whatsoever.

     17.5 Power of Sale. Without limiting any other remedies set forth in this Lease, in the event that a court of competent jurisdiction rules that this Lease constitutes a mortgage, deed of trust or other secured financing as is the intent of the parties, then the Lessor and the Lessee agree that the Lessee has granted, pursuant to Section 7.1(b) hereof and the Lease Supplement, a Lien against the Facility WITH POWER OF SALE, and that, upon the occurrence and during the continuance of any Lease Event of Default, the Lessor shall have the power and authority, to the extent provided by law, after prior notice and lapse of such time as may be required by law, to foreclose its interest (or cause such interest to be foreclosed) in all or any part of the Facility.

     17.6 Final Liquidated Damages. If a Lease Event of Default shall have occurred and be continuing, whether or not this Lease shall have been terminated pursuant to Section 17.1 and whether or not Lessor shall have collected any current liquidated damages pursuant to Section 17.4, Lessor shall have the right to recover, by demand to Lessee and at Lessor's election, and Lessee shall pay to Lessor, as and for final liquidated damages, but exclusive of the indemnities payable under Section 13 of the Participation Agreement, and in lieu of all current liquidated damages beyond the date of such demand (it being agreed that it would be impossible accurately to determine actual damages) the Termination Value. Upon payment of the amount specified pursuant to the first sentence of this Section 17.6, Lessee shall be entitled to receive from Lessor, either at Lessee's request or upon Lessor's election, in either case at Lessee's cost, an assignment of Lessor's entire right, title and interest in and to the Facility, the Equipment, the Additions, Fixtures, Modifications and all components thereof, in each case in recordable form and otherwise in conformity with local custom and free and clear of the Lien of this Lease (including the release of any memorandum of Lease and Lease Supplement recorded in connection therewith) and any Lessor Liens. The Facility shall be conveyed to Lessee "AS IS" and in its then present physical condition. If any statute or rule of law shall limit the amount of such final liquidated damages to less than the amount agreed upon, Lessor shall be entitled to the maximum amount allowable under such statute or rule of law; provided, however, Lessee shall not be entitled to receive an assignment of Lessor's interest in the Facility, the Equipment, the Additions, Fixtures, Modifications, any component thereof or related documents unless Lessee shall have paid in full the Termination Value. Lessee specifically acknowledges and agrees that its obligations under this Section 17.4 shall be absolute and unconditional under any and all circumstances and shall be paid and/or performed, as the case may be, without notice or demand and without any abatement, reduction, diminution, setoff, defense, counterclaim or recoupment whatsoever.

     17.7 [Intentionally Omitted].

     17.8 Waiver of Certain Rights. If this Lease shall be terminated pursuant to Section 17.1, Lessee waives, to the fullest extent permitted by law, (a) any notice of re-entry or the institution of legal proceedings to obtain re-entry or possession; (b) any right of redemption, re-entry or possession; (c) the benefit of any laws now or hereafter in force exempting property from liability for rent or for debt; and (d) any other rights which might otherwise limit or modify any of Lessor's rights or remedies under this Article XVII.

     17.9 Assignment of Rights Under Contracts. If a Lease Event of Default shall have occurred and be continuing, and whether or not this Lease shall have been terminated pursuant to Section 17.1, Lessee shall upon Lessor's demand immediately assign, transfer and set over to Lessor all of Lessee's right, title and interest in and to each agreement executed by Lessee in connection with the purchase, installation, construction, development, testing, use or operation of the Facility (including, without limitation, all right, title and interest of Lessee with respect to all warranty, performance, service and indemnity provisions).

     17.10 Remedies Cumulative. The remedies herein provided shall be cumulative and in addition to (and not in limitation of) any other remedies available at law, equity or otherwise, including, without limitation, any mortgage foreclosure remedies.

                               ARTICLE XVIII

     18.1 Lessor's Right to Cure Lessee's Lease Defaults. Lessor, without waiving or releasing any obligation or Lease Event of Default, may (but shall be under no obligation to) remedy any Lease Event of Default for the account and at the sole cost and expense of Lessee, including the failure by Lessee to maintain the insurance required by Article XIV, and may, to the fullest extent permitted by law, and notwithstanding any right of quiet enjoyment in favor of Lessee, enter upon the Facility, or real property owned or leased by Lessee and take all such action thereon as may be necessary or appropriate therefor. No such entry shall be deemed an eviction of any lessee. All reasonable out-of-pocket costs and expenses so incurred (including without limitation fees and expenses of outside counsel), together with interest thereon at the Overdue Rate from the date on which such sums or expenses are paid by Lessor, shall be paid by Lessee to Lessor on demand.


                                ARTICLE XIX

     19.1 Provisions Relating to Lessee's Exercise of its Purchase Option. Subject to Section 19.2, in connection with any termination of this Lease with respect to the Facility pursuant to the terms of Section 16.2, or in connection with Lessee's exercise of its Purchase Option, upon the date on which this Lease is to terminate, and upon tender by Lessee of the amounts set forth in Sections 16.2(b) or 20.2, as applicable, Lessor shall execute and deliver to Lessee (or to Lessee's designee) at Lessee's cost and expense an assignment of Lessor's entire interest in the Facility, in each case in recordable form and otherwise in conformity with local custom and free and clear of any Lessor Liens attributable to Lessor but without any other warranties (of title or otherwise) from the Lessor. The Facility shall be conveyed to Lessee "AS IS" "WHERE IS" and in then present physical condition.

     19.2 No Purchase or Termination With Respect to Less than All of the Facility. Lessee shall not be entitled to exercise its Purchase Option or the Sale Option separately with respect to the Facility consisting of the leasehold interest in the Land, the Equipment and/or Additions but shall be required to exercise its Purchase Option or the Sale Option with respect to the entire Facility.


                                ARTICLE XX

     20.1 Purchase Option or Sale Option-General Provisions. Not less than 120 days and no more than 180 days prior to the Expiration Date or any Payment Date after the Basic Term has commenced for the Facility, Lessee may give Lessor and Administrative Agent irrevocable written notice (the "Election Notice") that Lessee is electing to exercise either (a) the option to purchase the Facility on the Expiration Date or on the Payment Date specified in the Election Notice (the "Purchase Option") or (b) with respect to an Election Notice given in connection with the Expiration Date only, the option to remarket the Facility to a Person other than Lessee or any Affiliate of Lessee and cause a sale of the Facility to occur on the Expiration Date pursuant to the terms of Section
22.1 (the "Sale Option"). If Lessee does not give an Election Notice indicating the Purchase Option or the Sale Option at least 120 days and not more than 180 days prior to the Expiration Date, then, unless such Expiration Date is the final Expiration Date to which the Term may be extended, the Term of the Lease shall be extended in accordance with Section 2.2 hereof; if such Expiration Date is the final Expiration Date, then Lessee shall be deemed to have elected the Purchase Option. If Lessee shall elect (or be deemed to have elected) to exercise the Purchase Option, then Lessee shall pay to Lessor on the date on which such purchase is scheduled to occur an amount equal to the Termination Value (which the parties do not intend to be a "bargain" purchase), and, upon receipt of such amount, Lessor shall transfer to Lessee all of Lessor's right, title and interest in and to the Facility in accordance with Section 20.2. If Lessee shall elect the Sale Option and for any reason shall not cause the Facility to be sold in accordance with the terms of Section 22.1 on the Expiration Date, then Lessee shall, subject
Section 20.3(b), pay to Lessor on the Expiration Date an amount equal to the sum of (a) the Maximum Residual Guarantee Amount, plus (b) all Rent and other amounts then due and owing or accrued under the Operative Agreements, plus
(c) all reasonable out-of-pocket costs incurred by Lessor in connection with the marketing of the Facility and, in connection therewith, Lessee shall comply with the terms and provisions of Section 22.1(c) to the same extent as if the Lessor had exercised its option to retain the Facility pursuant to
Section 22.1(a).

     20.2 Lessee Purchase Option. Provided that the Election Notice has been appropriately given specifying the Purchase Option, Lessee shall purchase all of the Facility on the Expiration Date or Payment Date (all as specified in the Election Notice) at a price equal to the Termination Value (which the parties do not intend to be a "bargain" purchase price).

     Subject to Section 19.2, in connection with any termination of this Lease pursuant to the terms of Section 16.2, or in connection with Lessee's exercise of its Purchase Option, upon the date on which this Lease is to terminate, and upon tender by Lessee of the amounts set forth in Section 16.2(b) or this
Section 20.2, as applicable, Lessor shall execute, acknowledge (where required) and deliver to Lessee, at Lessee's cost and expense, each of the following: (i) a termination of the Ground Lease (in form and substance reasonably satisfactory to Lessor and Lessee) and a special or limited warranty Deed conveying the Facility, excluding the leasehold interest of Lessor in the Land pursuant to the Ground Lease and only to the extent such is real (immovable) property, to Lessee free and clear of the Lien of this Lease, the Lien of the Credit Documents and any Lessor Liens; (ii) a Bill of Sale conveying the Facility (to the extent it is personal (movable) property) to Lessee free and clear of the Lien of this Lease, the Lien of the Credit Documents and any Lessor Liens; (iii) any real estate tax affidavit or other document required by law to be executed and filed in order to record the Deed and/or the Ground Lease termination; and (iv) a FIRPTA affidavit. The Facility shall be conveyed to Lessee "AS IS" "WHERE IS" and in then present physical condition.

     If the Facility is the subject of remediation efforts respecting Hazardous Substances at the Expiration Date which could materially and adversely impact the Fair Market Sales Value of the Facility, then Lessee shall be obligated to repurchase the Facility pursuant to this Section 20.2.

     20.3 Third Party Sale Option.

          (a) Provided that (i) no Default or Event of Default shall have occurred and be continuing and (ii) the Election Notice has been appropriately given specifying the Sale Option, Lessee shall undertake to cause a sale of the Facility on the Expiration Date (all as specified in the Election Notice) in accordance with the provisions of Section
     22.1 hereof.

          (b) In the event the Lessee exercises the Sale Option then, as soon as practicable and in all events not less than 60 days prior to the Expiration Date, the Lessee at its expense shall cause to be delivered to Lessor a Phase I environmental site assessment for the Facility recently prepared (no more than 30 days old) by an independent recognized professional reasonably acceptable to Lessor, the Holder and the Administrative Agent and in form, scope and content satisfactory to Lessor, the Holder and the Administrative Agent. In the event that Lessor, the Holder and the Administrative Agent shall not have received such environmental assessment by the date 60 days prior to the Expiration Date or in the event that such environmental assessment shall reveal the existence of any material violation of Environmental Laws, other material Environmental Violation or potential material Environmental Violation (with materiality determined in each case in Holder's sole discretion), then Lessee on the Expiration Date shall pay to Lessor an amount equal to the Termination Value and any and all other amounts due and owing hereunder. Upon receipt of such payment and all other amounts due under the Operative Agreements, Lessor shall transfer to Lessee all of Lessor's right, title and interest in and to the Facility in accordance with Section 19.1.


                                ARTICLE XXI

     21.1 [Intentionally Omitted]


                               ARTICLE XXII

     22.1 Sale Procedure.

          (i) During the Marketing Period, Lessee, on behalf of the Lessor, shall use commercially reasonable efforts to obtain bids for the cash purchase of the Facility in connection with a sale to one or more third party purchasers to be consummated on the Expiration Date (the "Sale Date") for the highest price available, shall notify Lessor promptly of the name and address of each prospective purchaser and the cash price which each prospective purchaser shall have offered to pay for the Facility and shall provide Lessor with such additional information about the bids and the bid solicitation procedure as Lessor may reasonably request from time to time. All such prospective purchasers must be Persons other than Lessee or any Affiliate of Lessee. On the Sale Date unless such amounts have been otherwise paid at such time, Lessee shall pay (or cause to be paid) to Lessor and all other parties, as appropriate, the sum of all costs and expenses referred to in clause FIRST of Section 22.2, all Rent and all other amounts then due and payable or accrued under this Lease and/or any other Operative Agreement.

          Lessor may reject any and all bids and may assume sole responsibility for obtaining bids by giving Lessee written notice to that effect; provided, however, that notwithstanding the foregoing, Lessor may not reject the bids submitted by the Lessee if such bids, in the aggregate, are greater than or equal to the sum of the Limited Recourse Amount, and represent bona fide offers from one or more third party purchasers. If the price which a prospective purchaser or the prospective purchasers shall have offered to pay for the Facility on the Expiration Date is less than the sum of the Limited Recourse Amount or if such bids do not represent bona fide offers from one or more third parties, Lessor may elect to retain the Facility by giving Lessee written notice of Lessor's election to retain the Facility, and upon receipt of such notice, Lessee shall surrender, or cause to be surrendered, the Facility in accordance with the terms and conditions of Section 10.1.

          Unless Lessor shall have elected to retain the Facility pursuant to the provisions of the final sentence of the preceding paragraph, Lessee shall arrange for Lessor to sell the Facility free and clear of the Lien of this Lease and any Lessor Liens attributable to it, without recourse or warranty (of title or otherwise), for cash on the Sale Date to the purchaser or purchasers identified by Lessee or Lessor, as the case may be; provided, however, solely as to Lessor or the Trust
     Company, in its individual capacity, any Lessor Lien shall not constitute a Lessor Lien so long as Lessor or the Trust Company, in its individual capacity, is diligently contesting such Lessor Lien by appropriate proceedings. To effect such transfer and assignment, Lessor shall execute, acknowledge (where required) and deliver to the appropriate purchaser each of the following: (i) a special or limited warranty Deed conveying the Facility (to the extent such is real property titled to Lessor) and an assignment of the Ground Lease, to the appropriate purchaser free and clear of the Lien of this Lease, the Lien of the Security Documents and any Lessor Liens; (ii) a Bill of Sale conveying the Facility (to the extent it is personal property titled to Lessor) to the appropriate purchaser free and clear of the Lien of this Lease, the Lien of the Credit Documents and any Lessor Liens; (iii) any real estate tax affidavit or other document required by law to be executed and filed in order to record the Deed and/or the Ground Lease assignment; and (iv) a FIRPTA affidavit. Lessee shall surrender the Facility so sold or subject to such documents to each purchaser in the condition specified in Section 10.1. Lessee shall not take or fail to take any action which would have the effect of unreasonably discouraging bona fide third party bids for the Facility. If the Facility is not either (i) sold on the Sale Date in accordance with the terms of this Section 22.1, or (ii) retained by the Lessor pursuant to an affirmative election made by the Lessor pursuant to the second sentence of the second paragraph of this
     Section 22.1(a), then the Lessee shall be obligated to pay the Lessor on the Sale Date an amount equal to the aggregate amount described in the last sentence of Section 20.1 and to comply with the terms and provisions of Section 22.1(c).

          (ii) If the Facility is sold on a Sale Date to one or more third party purchasers in accordance with the terms of Section 22.1(a) and the aggregate purchase price paid for the Facility is less than the sum of the aggregate Facility Cost (hereinafter such difference shall be referred to as the "Deficiency Balance"), then the Lessee hereby unconditionally promises to pay to the Lessor on the Sale Date the lesser of (i) the Deficiency Balance and (ii) the Maximum Residual Guarantee Amount. If the Facility is retained by the Lessor pursuant to an affirmative election made by the Lessor pursuant to the provisions of
     Section 22.1(a), then the Lessee hereby unconditionally promises to pay to the Lessor on the Sale Date an amount equal to the Maximum Residual Guarantee Amount. Any payment of the foregoing amounts described in this Section 22.1(b) shall be made together with all amounts referenced in the last sentence of the first paragraph of Section 22.1(a).

          (iii) In the event that the Facility is either sold to one or more third party purchasers on the Sale Date or retained by the Lessor in connection with an affirmative election made by the Lessor pursuant to the provisions of Section 22.1(a), then in either case on the applicable Sale Date the Lessee shall provide the Lessor or such third party purchaser(s) with (i) all certificates of Completion, governmental licenses and authorizations necessary to operate, use, repair, access and maintain the Facility for its intended purposes, (ii) such manuals, permits, easements, licenses, intellectual property, know-how, rights-of -way and other rights and privileges in the nature of an easement as are reasonably necessary or desirable in connection with the operation, use, repair, access to or maintenance of the Facility for its intended purpose or otherwise as the Lessor or such third party purchaser(s) shall reasonably request (and a royalty-free license or similar agreement to effectuate the foregoing on terms reasonably agreeable to Lessor or such third party purchaser(s), as applicable), and (iii) a services agreement covering such services and supplies to be provided by the Lessee as Lessor or such third party purchaser(s) may request in order to use and operate the Facility for its intended purposes at such rates (not in excess of arm's-length fair market rates) as shall be acceptable to Lessee and Lessor or such third party purchaser(s).
     All assignments, licenses, easements, agreements and other deliveries required by clauses (i), (ii) and (iii) of this paragraph (c) shall be in form reasonably satisfactory to the Lessor or such third party purchaser(s), as applicable, and shall be fully assignable (including both primary assignments and assignments given in the nature of security) without payment of any fee, cost or other charge. Lessee shall also execute any documentation requested by the Lessor or such third party purchaser(s), as applicable, evidencing the continuation or assignment of the Ground Lease.

     22.2 Application of Proceeds of Sale. The Lessor shall apply the proceeds of sale of the Facility in the following order of priority:

            (1) FIRST, to pay or to reimburse Lessor for the payment of all reasonable costs and expenses incurred by Lessor in connection with the sale;

            (2) SECOND, so long as the Credit Agreement is in effect and any Holder Fundings or any amount is owing to the Holder under any Operative Agreement, to the Administrative Agent to be applied pursuant to the inter-creditor provisions between the Lenders and the Holder contained in the Operative Agreements; and

            (3)     THIRD, to the Lessee.

     22.3 Indemnity for Excessive Wear. If the proceeds of the sale described in Section 22.1 with respect to the Facility, less all expenses incurred by Lessor in connection with such sale, shall be less than the Limited Recourse Amount, and at the time of such sale it shall have been reasonably determined (pursuant to the Appraisal Procedure) that the Fair Market Sales Value of the Facility, shall have been impaired by greater than expected wear and tear during the term of the Lease, Lessee shall pay to Lessor within ten (10) days after receipt of Lessor's written statement (i) the amount of such excess wear and tear determined by the Appraisal Procedure or (ii) the amount of the Net Sale Proceeds Shortfall, whichever amount is less.

     22.4 Appraisal Procedure. For determining the Fair Market Sales Value of the Facility or any other amount which may, pursuant to any provision of any Operative Agreement, be determined by an appraisal procedure, Lessor and Lessee shall use the following procedure (the "Appraisal Procedure"). Lessor and Lessee shall endeavor to reach a mutual agreement as to such amount for a period of ten (10) days from commencement of the Appraisal Procedure under the applicable section of the Lease, and if they cannot agree within ten (10) days, then two qualified appraisers, one chosen by Lessee and one chosen by essor, shall mutually agree thereupon, but if either party shall fail to choose an appraiser within twenty (20) days after notice from the other party of the selection of its appraiser, then the appraisal by such appointed appraiser shall be binding on Lessee and Lessor. If the two appraisers cannot agree within twenty (20) days after both shall have been appointed, then a third appraiser shall be selected by the two appraisers or, failing agreement as to such third appraiser within (30) days after both shall have been appointed, by the American Arbitration Association. The decisions of the three appraisers shall be given within twenty (20) days of the appointment of the third appraiser and the decision of the appraiser most different from the average of the other two shall be discarded and such average shall be binding on Lessor and Lessee; provided that if the highest appraisal and the lowest appraisal are equidistant from the third appraisal, the third appraisal shall be binding on Lessor and Lessee. The fees and expenses of the appraiser appointed by Lessee shall be paid by Lessee; the fees and expenses of the appraiser appointed by Lessor shall be paid by Lessor (such fees and expenses not being indemnified pursuant to Section 13 of the Participation Agreement); and the fees and expenses of the third appraiser shall be divided equally between Lessee and Lessor.

     22.5 Certain Obligations Continue. During the Marketing Period, the obligation of Lessee to pay Rent with respect to the Facility (including the installment of Basic Rent due on the Expiration Date) shall continue undiminished until payment in full to Lessor of the sale proceeds, if any, the Maximum Residual Guarantee Amount, the amount due under Section 22.3, if any, and all other amounts due to Lessor or any other Person with respect to the Facility or any other Operative Agreement. Lessor shall have the right, but shall be under no duty, to solicit bids, to inquire into the efforts of Lessee to obtain bids or otherwise to take action in connection with any such sale, other than as expressly provided in this Article XXII.


                               ARTICLE XXIII

     23.1 Holding Over. If Lessee shall for any reason remain in possession of the Facility after the expiration or earlier termination of this Lease (unless the Facility is conveyed to Lessee), such possession shall be as a tenancy at sufferance during which time Lessee shall continue to pay Supplemental Rent that would be payable by Lessee hereunder were the Lease then in full force and effect with respect to the Facility and Lessee shall continue to pay Basic Rent at one hundred ten percent (110%) of the Basic Rent that would otherwise be due and payable at such time. Such Basic Rent shall be payable from time to time upon demand by Lessor and such additional ten percent (10%) amount shall be applied by the Lessor to the payment of the Loans pursuant to the Credit Agreement and the return of Holder Fundings pursuant to the Trust Agreement pro rata between the Loans and the Holder Fundings. During any period of tenancy at sufferance, Lessee shall, subject to the second preceding sentence, be obligated to perform and observe all of the terms, covenants and conditions of this Lease, but shall have no rights hereunder other than the right, to the extent given by law to tenants at sufferance, to continue their occupancy and use of the Facility. Nothing contained in this Article XXIII shall constitute the consent, express or implied, of Lessor to the holding over of Lessee after the expiration or earlier termination of this Lease (unless the Facility is conveyed to Lessee) and nothing contained herein shall be read or construed as preventing Lessor from maintaining a suit for possession of the Facility or exercising any other remedy available to Lessor at law or in equity.


                               ARTICLE XXIV

     24.1 Risk of Loss. During the Term, unless Lessee shall not be in actual possession of the Facility in question solely by reason of Lessor's exercise of its remedies of dispossession under Article XVII, the risk of loss or decrease in the enjoyment and beneficial use of the Facility as a result of the damage or destruction thereof by fire, the elements, casualties, thefts, riots, wars or otherwise is assumed by Lessee, and Lessor shall in no event be answerable or accountable therefor.

                                ARTICLE XXV

     25.1 Assignment.

          (i) Lessee may not assign this Lease or any of its rights or obligations hereunder or with respect to the Facility in whole or in part to any Person without the prior written consent of the Administrative Agent, the Holder and the Lessor.

          (ii) No assignment by Lessee (referenced in this Section 25.1 or otherwise) or other relinquishment of possession to the Facility shall in any way discharge or diminish any of the obligations of Lessee to Lessor hereunder and Lessee shall remain directly and primarily liable under this Lease as to any assignment regarding this Lease.

          (iii) In its sole discretion, Lessor may elect to assign, transfer or otherwise convey any or all of its right, title, interest or obligations in connection with the Lease and/or the Facility.

     25.2 Subleases.

          (i) Promptly following the execution and delivery of any sublease permitted by this Article XXV, Lessee shall notify Lessor of the execution of such sublease.

          (ii) Subject to the provisions of Section 25.2(c), Lessee may sublet the Facility or portion thereof to any wholly-owned Subsidiary of the Lessee without the prior written consent of the Administrative Agent or the Lessor. Except as referenced in the immediately preceding sentence, no other subleases shall be permitted unless consented to in writing by the Administrative Agent and the Lessor.

          (iii) No sublease (referenced in this Section 25.2 or otherwise) or other relinquishment of possession to the Facility shall in any way discharge or diminish any of Lessee's obligations to Lessor hereunder and Lessee shall remain directly and primarily liable under this Lease, or portion thereof, so sublet. During the Basic Term, the term of any such sublease shall not extend beyond the Basic Term. During the Renewal Term, the term of any such sublease shall not extend beyond the Renewal Term. Each sublease shall be expressly subject and subordinate to this Lease.


                               ARTICLE XXVI

     26.1 No Waiver. No failure by Lessor or Lessee to insist upon the strict performance of any term hereof or to exercise any right, power or remedy upon a default hereunder, and no acceptance of full or partial payment of Rent during the continuance of any such default, shall constitute a waiver of any such default or of any such term. To the fullest extent permitted by law, no waiver of any default shall affect or alter this Lease, and this Lease shall continue in full force and effect with respect to any other then existing or subsequent default.


                               ARTICLE XXVII

     27.1 Acceptance of Surrender. No surrender to Lessor of this Lease or of all or any portion of the Facility or of any part of any thereof or of any interest therein shall be valid or effective unless agreed to and accepted in writing by Lessor and, prior to the payment or performance of all obligations under the Credit Documents, the Administrative Agent and the Holder, and no act by Lessor or the Administrative Agent or any representative or agent of Lessor or the Administrative Agent or the Holder, other than a written acceptance, shall constitute an acceptance of any such surrender.

     27.2 No Merger of Title. There shall be no merger of this Lease or of the leasehold estate created hereby by reason of the fact that the same Person may acquire, own or hold, directly or indirectly, in whole or in part, (a) this Lease or the leasehold estate created hereby or any interest in this Lease or such leasehold estate, (b) any right, title or interest in the Facility, (c) any Notes, or (d) a beneficial interest in Lessor.


                              ARTICLE XXVIII

     28.1 Incorporation of Covenants.   Reference is made to that certain
Credit Agreement dated as of March 30, 1995 (as amended through the date hereof, the "GGC Credit Agreement") among the Lessee, each of the lenders that is a signatory thereto and The Chase Manhattan Bank (National Association), as Administrative Agent. Further reference is made to the representations and warranties of the Lessee contained in Section 8 of the GGC Credit Agreement (hereinafter referred to as the "Incorporated Representations and Warranties") and the covenants contained in Section 9 of the GGC Credit Agreement (hereinafter referred to as the "Incorporated Covenants"). The Lessee agrees with the Lessor that the Incorporated Representations and Warranties and the Incorporated Covenants (and all other relevant provisions of the GGC Credit Agreement related thereto, including specifically without limitation the defined terms contained in Section 1 thereof which are used in the Incorporated Representations and Warranties and/or the Incorporated Covenants for the purpose of determining compliance therewith and the interpretation thereof) are hereby incorporated by reference into this Lease to the same extent and with the same effect as if set forth fully herein, mutatis mutandis, and shall inure to the benefit of the Lessor, without giving effect to any waiver, amendment, modification or replacement of the GGC Credit Agreement or any term or provision of the Incorporated Representations and Warranties or the Incorporated Covenants occurring subsequent to the date of this Lease, except to the extent otherwise specifically provided in the following provisions of this paragraph and provided, that, for the purpose of determining compliance with Section 9.09 of the GGC Credit Agreement, "interest expense" set forth in the relevant definitions applicable thereto shall include, for the relevant period, all Basic Rent payable hereunder for such period. In the event a waiver is granted under the GGC Credit Agreement or an amendment or modification is executed with respect to the GGC Credit Agreement, and such waiver, amendment and/or modification affects the Incorporated Representations and Warranties or the Incorporated Covenants, then such waiver, amendment or modification shall be effective with respect to the Incorporated Representations and Warranties and the Incorporated Covenants as incorporated by reference into this Lease only if consented to in writing by the Majority Lenders. In the event of any replacement of the GGC Credit Agreement with a similar credit facility (the "New Facility") the representations and warranties and covenants contained in the New Facility which correspond to the representations and warranties and covenants contained in Section 8 and
Section 9 of the GGC Credit Agreement shall become the Incorporated Representations and Warranties and the Incorporated Covenants hereunder only if consented to in writing by the Lessor and the Majority Lenders and, if such consent is not granted or if the GGC Credit Agreement is terminated and not replaced, then the representations and warranties and covenants contained in Section 8 and Section 9 of the GGC Credit Agreement (together with any modifications or amendments approved in accordance with this paragraph) shall continue to be the Incorporated Representations and Warranties and the Incorporated Covenants hereunder.


                               ARTICLE XXIX

     29.1 Notices. All notices required or permitted to be given under this Lease shall be in writing. Notices may be served by certified or registered mail, postage paid with return receipt requested; by private courier, prepaid; by telex, facsimile, or other telecommunication device capable of transmitting or creating a written record; or personally. Mailed notices shall be deemed delivered five days after mailing, properly addressed. Couriered notices shall be deemed delivered when delivered as addressed, or if the addressee refuses delivery, when presented for delivery notwithstanding such refusal. Telex or telecommunicated notices shall be deemed delivered when receipt is either confirmed by confirming transmission equipment or acknowledged by the addressee or its office. Personal delivery shall be effective when accomplished. Unless a party changes its address by giving notice to the other party as provided herein, notices shall be delivered to the parties at the following addresses:

     If to Lessee:

               Georgia Gulf Corporation
               400 Perimeter Center Terrace
               Suite 595
               Atlanta, Georgia 30346
               Attention: Samuel M. Hensley
                          Corporate Controller
               Telephone No.:  (770) 395-4577
               Telecopy No.:   (770) 395-4529


     If to Lessor:

               First Security Bank of Utah, N.A.
               79 South Main Street
               Salt Lake City, Utah 84111
               Attention:  Val T. Orton
               Telephone No.:  (801) 246-5208
               Telecopy No.:   (801) 246-5053

     with a copy to the Administrative Agent:

               NationsBank, N.A. (South)
               600 Peachtree Street, N.E.
               21st Floor
               Atlanta, Georgia 30308
               Attention:     Catherine J. Rhodes
                              Vice President
               Telephone No.:  (404) 607-5531
               Telecopy No.:   (404) 607-6484

     and to:

               NationsBank, N.A.
               NC1-001-15-04
               101 North Tryon Street
               15th Floor
               Charlotte, North Carolina 28255
               Attention:     Melissa P. Mullis
                              Corporate Credit Services
                              Representative
               Telephone No.:  (704) 386-2881
               Telecopy No.:   (704) 386-9923

or such additional parties and/or other address as such party may hereafter designate, and shall be effective upon receipt or refusal thereof.


                                ARTICLE XXX

     30.1 Miscellaneous. Anything contained in this Lease to the contrary notwithstanding, all claims against and liabilities of Lessee or Lessor arising from events commencing prior to the expiration or earlier termination of this Lease shall survive such expiration or earlier termination. If any provision of this Lease shall be held to be unenforceable in any jurisdiction, such unenforceability shall not affect the enforceability of any other provision of this Lease and such jurisdiction or of such provision or of any other provision hereof in any other jurisdiction.

     30.2 Amendments and Modifications. Neither this Lease, the Lease Supplement nor any provision hereof may be amended, waived, discharged or terminated except by an instrument in writing in recordable form signed by Lessor and Lessee, subject to Sections 10.2 and 14.5 of the Participation Agreement.

     30.3 Successors and Assigns. All the terms and provisions of this Lease shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

     30.4 Headings and Table of Contents. The headings and table of contents in this Lease are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     30.5 Counterparts. This Lease may be executed in any number of counterparts, each of which shall be an original, but all of which shall together constitute one and the same instrument.

     30.6 GOVERNING LAW. THIS LEASE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF GEORGIA.

     30.7 Calculation of Rent. All calculation of Rent payable hereunder shall be computed based on the actual number of days elapsed over a year of 360 days or, to the extent such Rent is based on the Prime Lending Rate, 365 (or 366, as applicable) days.

     30.8 Memoranda of Lease and Lease Supplement. This Lease shall not be recorded; provided, Lessor and Lessee shall promptly record (a) a memorandum of this Lease and the Lease Supplement (in substantially the form of Exhibit B-1 attached hereto) regarding the Facility promptly after the commencement of the Basic Term therefor in the local filing office with respect thereto, and (b) a memorandum of this Lease (in substantially the form of Exhibit B-2 attached hereto) promptly after the date hereof in the local filing office where the Facility is to be located with respect thereto, in all cases at Lessee's cost and expense, and as required under applicable law to sufficiently evidence this Lease or the Lease Supplement in the applicable real estate filing records.

     30.9 Allocations between the Lenders and the Holder. Notwithstanding any other term or provision of this Lease to the contrary, the allocations of the proceeds of the Facility and any and all other Rent and other amounts received hereunder shall be subject to the inter-creditor provisions between the Lenders and the Holder contained in the Operative Agreements (or as otherwise agreed among the Lenders and the Holder from time to time).

     30.10 Limitations on Recourse. Notwithstanding anything contained in this Lease to the contrary, Lessee agrees to look solely to Lessor's estate and interest in the Facility (and in no circumstance to the Administrative Agent, the Lenders, the Holder or otherwise to Lessor) for the collection of any judgment requiring the payment of money by Lessor in the event of liability by Lessor, and no other property or assets of Lessor or any shareholder, owner or partner (direct or indirect) in or of Lessor, or any director, officer, employee, beneficiary, Affiliate of any of the foregoing shall be subject to levy, execution or other enforcement procedure for the satisfaction of the remedies of Lessee under or with respect to this Lease, the relationship of Lessor and Lessee hereunder or Lessee's use of the Facility or any other liability of Lessor to Lessee. Nothing in this Section shall be interpreted so as to limit the terms of Sections 6.1 or 6.2.

     30.11 WAIVERS OF JURY TRIAL. TO THE FULLEST EXTENT ALLOWED BY APPLICABLE LAW, THE LESSOR AND THE LESSEE IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS LEASE OR ANY COUNTERCLAIM THEREIN.

     30.12 Acknowledgement of Security Agreement. The Lessee hereby acknowledges that the Lessor has granted security interests in the right, title and interest of Lessor to the Administrative Agent and the Holder, as more specifically set forth in the Security Agreement.

     30.13 Submission To Jurisdiction; Waivers. Each of the parties hereto hereby irrevocably and unconditionally:

          (a) submits for itself and its property in any legal action or proceeding relating to this Lease and the other Operative Agreements to which it is a party, or for recognition and enforcement of any judgement in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of Georgia, the courts of the United States of America for the Northern District of Georgia, and appellate courts from any thereof;

          (b) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail) postage prepaid, to such party at its address set forth in Section 29.1 or at such other address of which the parties hereto shall have been notified pursuant thereto;

          (c) agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

          (d) waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this Section 30.13 any special, exemplary or punitive damages.

     30.14 USURY SAVINGS PROVISION. IT IS THE INTENT OF THE PARTIES HERETO TO CONFORM TO AND CONTRACT IN STRICT COMPLIANCE WITH APPLICABLE USURY
LAW FROM TIME TO TIME IN EFFECT.  TO THE EXTENT ANY RENT OR PAYMENTS
HEREUNDER ARE HEREINAFTER CHARACTERIZED BY ANY COURT OF COMPETENT
JURISDICTION AS THE REPAYMENT OF PRINCIPAL AND INTEREST THEREON, THIS
SECTION 30.14 SHALL APPLY.  ANY SUCH RENT OR PAYMENTS SO CHARACTERIZED
AS INTEREST MAY BE REFERRED TO HEREIN AS "INTEREST."  ALL AGREEMENTS
AMONG THE PARTIES HERETO ARE HEREBY LIMITED BY THE PROVISIONS OF THIS
PARAGRAPH WHICH SHALL OVERRIDE AND CONTROL ALL SUCH AGREEMENTS,
WHETHER NOW EXISTING OR HEREAFTER ARISING AND WHETHER WRITTEN OR
ORAL.  IN NO WAY, NOR IN ANY EVENT OR CONTINGENCY (INCLUDING, BUT NOT
LIMITED TO, PREPAYMENT OR ACCELERATION OF THE MATURITY OF ANY
OBLIGATION), SHALL ANY INTEREST TAKEN, RESERVED, CONTRACTED FOR,
CHARGED, OR RECEIVED UNDER THIS LEASE OR OTHERWISE, EXCEED THE
MAXIMUM NONUSURIOUS AMOUNT PERMISSIBLE UNDER APPLICABLE LAW.  IF,
FROM ANY POSSIBLE CONSTRUCTION OF ANY OF THE OPERATIVE AGREEMENTS OR
ANY OTHER DOCUMENT OR AGREEMENT, INTEREST WOULD OTHERWISE BE
PAYABLE IN EXCESS OF THE MAXIMUM NONUSURIOUS AMOUNT, ANY SUCH
CONSTRUCTION SHALL BE SUBJECT TO THE PROVISIONS OF THIS PARAGRAPH AND
SUCH AMOUNTS UNDER SUCH DOCUMENTS OR AGREEMENTS SHALL BE
AUTOMATICALLY REDUCED TO THE MAXIMUM NONUSURIOUS AMOUNT PERMITTED
UNDER APPLICABLE LAW, WITHOUT THE NECESSITY OF EXECUTION OF ANY
AMENDMENT OR NEW DOCUMENT OR AGREEMENT.  IF LESSOR SHALL EVER RECEIVE
ANYTHING OF VALUE WHICH IS CHARACTERIZED AS INTEREST WITH RESPECT TO
THE OBLIGATIONS OWED HEREUNDER OR UNDER APPLICABLE LAW AND WHICH
WOULD, APART FROM THIS PROVISION, BE IN EXCESS OF THE MAXIMUM LAWFUL
AMOUNT, AN AMOUNT EQUAL TO THE AMOUNT WHICH WOULD HAVE BEEN
EXCESSIVE INTEREST SHALL, WITHOUT PENALTY, BE APPLIED TO THE REDUCTION
OF THE COMPONENT OF PAYMENTS DEEMED TO BE PRINCIPAL AND NOT TO THE
PAYMENT OF INTEREST, OR REFUNDED TO LESSEE OR ANY OTHER PAYOR THEREOF,
IF AND TO THE EXTENT SUCH AMOUNT WHICH WOULD HAVE BEEN EXCESSIVE
EXCEEDS THE COMPONENT OF PAYMENTS DEEMED TO BE PRINCIPAL.  THE RIGHT
TO DEMAND PAYMENT OF ANY AMOUNTS EVIDENCED BY ANY OF THE OPERATIVE
AGREEMENTS DOES NOT INCLUDE THE RIGHT TO RECEIVE ANY INTEREST WHICH
HAS NOT OTHERWISE ACCRUED ON THE DATE OF SUCH DEMAND, AND LESSOR DOES
NOT INTEND TO CHARGE OR RECEIVE ANY UNEARNED INTEREST IN THE EVENT OF
SUCH DEMAND.  ALL INTEREST PAID OR AGREED TO BE PAID TO LESSOR SHALL, TO
THE EXTENT PERMITTED BY APPLICABLE LAW, BE AMORTIZED, PRORATED,
ALLOCATED, AND SPREAD THROUGHOUT THE FULL STATED TERM (INCLUDING ANY
RENEWAL OR EXTENSION) OF THIS LEASE SO THAT THE AMOUNT OF INTEREST ON
ACCOUNT OF SUCH PAYMENTS DOES NOT EXCEED THE MAXIMUM NONUSURIOUS
AMOUNT PERMITTED BY APPLICABLE LAW.

                         [Signature pages follow]


   IN WITNESS WHEREOF, the parties have caused this Lease to be duly executed and delivered as of the date first above written.

                             GEORGIA GULF CORPORATION

                             By:
                             Name:
                             Title:



                             FIRST SECURITY BANK OF UTAH, N.A.,
                             not individually, but solely as
                             Owner Trustee under the GGC Trust
                             1996-1, as Lessor

                             By:
                             Name:
                             Title:

Agreed to:


Val T. Orton, subject to Section 6.9 of the
Trust Agreement, as Owner Trustee


Receipt of this original
counterpart of the foregoing
Lease is hereby acknowledged
as the date hereof

NATIONSBANK, N.A. (SOUTH),
as Administrative Agent


By:
Name:
Title:

                                                               EXHIBIT A TO
                                                                  THE LEASE


                         LEASE SUPPLEMENT NO. ___

     THIS LEASE SUPPLEMENT NO. ___ (this "Lease Supplement") dated as of [________________] between FIRST SECURITY BANK OF UTAH, N.A., a national banking association, not individually, but solely as Owner Trustee under the GGC Trust 1996-1, as lessor (the "Lessor"), and Georgia Gulf Corporation, a Delaware corporation, as lessee (the "Lessee").

     WHEREAS, the Lessor is the owner or will be the owner of the Facility described on Schedule I hereto (the "Facility") and wishes to lease the same to Lessee;

     NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     SECTION 1. Definitions; Rules of Usage. For purposes of this Lease Supplement, capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to them in Appendix A to the Participation Agreement, dated as of February 6, 1996, among the Lessee, the Lessor, not individually, except as expressly stated therein, but solely as Owner Trustee under the GGC Trust 1996-1, NationsBanc Leasing Corporation of North Carolina, as the Holder, each bank and other lender listed on the signature pages thereto as a lender, as the Lenders, and NationsBank, N.A. (South), as Administrative Agent for the Lenders.

     SECTION 2. The Facility. Attached hereto as Schedule I is the description of the Facility, with an Equipment Schedule attached hereto as
Schedule I-A, an Addition Schedule attached hereto as Schedule I-B and a copy of the Ground Lease attached hereto as Schedule I-C. Effective upon the execution and delivery of this Lease Supplement by the Lessor and the Lessee, the Facility shall be subject to the terms and provisions of the Lease.

     SECTION 3. Use of Facility. At all times during the Term with respect to the Facility, Lessee will comply with all obligations under and (to the extent no Event of Default exists and provided that such exercise will not impair the value of the Facility) shall be permitted to exercise all rights and remedies under, all operation and easement agreements and related or similar agreements applicable to the Facility.

     SECTION 4. Ratification; Incorporation by Reference. Except as specifically modified hereby, the terms and provisions of the Lease and the Operative Agreements are hereby ratified and confirmed and remain in full force and effect. The Lease is hereby incorporated herein by reference as though restated herein in its entirety.

     SECTION 5. Original Lease Supplement. The single executed original of this Lease Supplement marked "THIS COUNTERPART IS THE ORIGINAL EXECUTED COUNTERPART" on the signature page thereof and containing the receipt of the Administrative Agent therefor on or following the signature page thereof shall be the original executed counterpart of this Lease Supplement (the "Original Executed Counterpart"). To the extent that this Lease Supplement constitutes chattel paper, as such term is defined in the Uniform Commercial Code as in effect in any applicable jurisdiction, no security interest in this Lease Supplement may be created through the transfer or possession of any counterpart other than the Original Executed Counterpart.

     SECTION 6.  GOVERNING LAW.  THIS LEASE SUPPLEMENT SHALL BE
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF
GEORGIA.

     SECTION 7. Mortgage; Power of Sale. Without limiting any other remedies set forth in the Lease, in the event that a court of competent jurisdiction rules that the Lease constitutes a mortgage, deed of trust or other secured financing as is the intent of the parties, then the Lessor and the Lessee agree that the Lessee hereby grants a Lien against the Facility WITH POWER OF SALE, and that, upon the occurrence of any Lease Event of Default, the Lessor shall have the power and authority, to the extent provided by law, after prior notice and lapse of such time as may be required by law, to foreclose its interest (or cause such interest to be foreclosed) in all or any part of the Facility.

     SECTION 8. Counterpart Execution. This Lease Supplement may be executed in any number of counterparts and by each of the parties hereto in separate counterparts, all such counterparts together constituting but one and the same instrument.


      [THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.]

     IN WITNESS WHEREOF, each of the parties hereto has caused this Lease Supplement to be duly executed by an officer thereunto duly authorized as of the date and year first above written.


                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually, but solely as Owner Trustee under the GGC Trust 1996-1, as Lessor



                              By
                              Name:
                              Title:



                              GEORGIA GULF CORPORATION, as Lessee



                              By
                              Name:
                              Title:





Agreed to:


Val T. Orton, subject to Section 6.9 of the
Trust Agreement, as Owner Trustee


Receipt of this original counterpart of the foregoing Lease Supplement is hereby acknowledged as the date hereof.

NATIONSBANK, N.A. (SOUTH), as Administrative Agent

By:
Name:
Title:

STATE OF _______________ )
                         ) ss:
COUNTY OF ______________ )

     The foregoing Lease Supplement was acknowledged before me, the undersigned Notary Public, in the County of ______________ this _____ day of ___________, by ________________, as __________________ of FIRST SECURITY BANK OF UTAH,
N.A., a national banking association, not individually, but solely as Owner Trustee under the GGC Trust 1996-1, on behalf of the Owner Trustee.

                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually, but solely as Owner Trustee under the GGC Trust 1996-1, as Lessor

                              By
                              Name:
                              Title:



[Notarial Seal]

               Notary Public

My commission expires:____________

STATE OF _______________      )
                              ) ss:
COUNTY OF ______________
)

     The foregoing Lease Supplement was acknowledged before me, the undersigned Notary Public, in the County of _____________ this _____ day of ___________, by ________________, as __________________ of GEORGIA GULF CORPORATION, a
Delaware corporation, on behalf of the corporation.

                              GEORGIA GULF CORPORATION

                              By:
                              Name:
                              Title:



[Notarial Seal]


                    Notary Public

My commission expires:____________

STATE OF _______________      )
                              ) ss:
COUNTY OF ______________
)

     The foregoing Lease Supplement was acknowledged before me, the undersigned Notary Public, in the County of ______________ this _____ day of __________, by VAL T. ORTON, a resident of Davis County, Utah, subject to Section 6.9 of the Trust Agreement, as Owner Trustee.


                              Val T. Orton, subject to Section 6.9 of the Trust Agreement, as Owner Trustee


[Notarial Seal]


                    Notary Public

My commission expires:____________

STATE OF _______________ )
                         ) ss:
COUNTY OF ______________      )

     The foregoing Lease Supplement was acknowledged before me, the undersigned Notary Public, in the County of _____________ this _____ day of ____________, by ________________, as __________________ of NATIONSBANK, N.A. (SOUTH), a
national banking association, as Administrative Agent.

                              NATIONSBANK, N.A. (SOUTH), as Administrative
                              Agent
                              By:
                              Name:
                              Title:



[Notarial Seal]
                                        Notary Public

My commission expires:____________

                                SCHEDULE I
                       TO LEASE SUPPLEMENT NO. ____

                               SCHEDULE I-A
                       TO LEASE SUPPLEMENT NO. ____

                                (Equipment)

                               SCHEDULE I-B
                       TO LEASE SUPPLEMENT NO. ____

                                (Additions)

                               SCHEDULE I-C
                       TO LEASE SUPPLEMENT NO. ____

                              (Ground Lease)

                    [CONFORM TO STATE LAW REQUIREMENTS]

                                                   EXHIBIT B-1 TO THE LEASE


Recordation requested by:

Moore & Van Allen, PLLC




After recordation return to:

Moore & Van Allen, PLLC (WMA)
NationsBank Corporate Center
100 North Tryon Street, Floor 47
Charlotte, NC  28202-4003
                                        Space above this line
                                        for Recorder's use


                       MEMORANDUM OF LEASE AGREEMENT
                    (TAX RETENTION OPERATING LEASE) AND
                    LEASE SUPPLEMENT NO. _____________

     THIS MEMORANDUM OF LEASE AGREEMENT (TAX RETENTION OPERATING
LEASE) AND LEASE SUPPLEMENT NO. ____________ ("Memorandum"), dated as of _____________, 199___, is by and between FIRST SECURITY BANK OF UTAH, N.A., a national banking association, not individually, but solely as Owner Trustee under the GGC Trust 1996-1, with an office at 79 South Main Street, Salt Lake City, Utah 84111 (hereinafter referred to as "Landlord") and GEORGIA GULF CORPORATION, a Delaware corporation, with an office at 400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia 30346 (hereinafter referred to as "Tenant").

                                WITNESSETH:

     That for value received, Landlord and Tenant do hereby covenant, promise and agree as follows:

     1. Demised Premises and Date of Lease. Landlord has leased to Tenant, and Tenant has leased from Landlord, for the Term (as hereinafter defined), certain real property and other property located in ________________, which is described in the attached Exhibit A (the "Facility"), pursuant to the terms of a Lease Agreement (Tax Retention Operating Lease Agreement), between Landlord and Tenant dated as of February 6, 1996 (the "Lease") and a Lease Supplement No. _____ between Landlord and Tenant dated as of ______________ (the "Lease Supplement").

     2. Term, Renewal, Extension and Purchase Option . The term of the Lease ("Term") commenced as of _____________ and shall end as of _________________, unless the Term is extended or earlier terminated in accordance with the provisions of the Lease. The Lease contains provisions for renewal and extension. The Tenant has a purchase option under the Lease.

     3.   Tax Payer Numbers.
          Landlord's tax payer number_______________.

          Tenant's tax payer number__________________.

     4. Mortgage; Power of Sale. Without limiting any other remedies set forth in the Lease, in the event that a court of competent jurisdiction rules that the Lease constitutes a mortgage, deed of trust or other secured financing as is the intent of the parties, then the Lessor and the Lessee agree that the Lessee has granted, pursuant to the terms of the Lease and the Lease Supplement, a Lien against the Facility WITH POWER OF SALE, and that, upon the occurrence and during the continuance of any Lease Event of Default, the Lessor shall have the power and authority, to the extent provided by law, after prior notice and lapse of such time as may be required by law, to foreclose its interest (or cause such interest to be foreclosed) in all or any part of the Facility.

     5. Effect of Memorandum. The purpose of this instrument is to give notice of the Lease and the Lease Supplement and their respective terms, covenants and conditions to the same extent as if the Lease and the Lease Supplement were fully set forth herein. This Memorandum shall not modify in any manner the terms, conditions or intent of the Lease or the Lease Supplement and the parties agree that this Memorandum is not intended nor shall it be used to interpret the Lease or the Lease Supplement or determine the intent of the parties under the Lease or the Lease Supplement.


      [The remainder of this page has been intentionally left blank.]

     IN WITNESS WHEREOF, the parties hereto have duly executed this instrument as of the day and year first written.

LANDLORD:                                   TENANT:

FIRST SECURITY BANK                    GEORGIA GULF CORPORATION,
OF UTAH, N.A. not individually,          a Delaware corporation
but solely as Owner Trustee
under the GGC Trust 1996-1


By:___________________________     By:__________________________
Its:__________________________     Its:_________________________


Agreed to:


Val T. Orton, subject to Section 6.9 of the
Trust Agreement, as Owner Trustee

                                 EXHIBIT A

                         [DESCRIPTION OF FACILITY]


STATE OF _______________      )
                              ) ss:
COUNTY OF ______________      )


     The foregoing Memorandum was acknowledged before me, the undersigned Notary Public, in the County of _____________ this _____ day of ___________, by ________________, as __________________ of FIRST SECURITY BANK OF UTAH,
N.A., a national banking association, not individually, but solely as Owner Trustee under the GGC Trust 1996-1, on behalf of the Owner Trustee.

                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually, but solely as Owner Trustee under the GGC Trust 1996-1, as Lessor


                              By:
                              Name:
                              Title:



[Notarial Seal]





                              Notary Public

My commission expires:____________

STATE OF _______________      )
                              ) ss:
COUNTY OF ______________      )

     The foregoing Memorandum was acknowledged before me, the undersigned Notary Public, in the County of __________ this _____ day of ______________, by ________________, as __________________ of GEORGIA GULF CORPORATION, a
Delaware corporation, on behalf of the corporation.

                              GEORGIA GULF CORPORATION

                              By:
                              Name:
                              Title:



[Notarial Seal]





                              Notary Public

My commission expires:____________

STATE OF _______________      )
                              ) ss:
COUNTY OF ______________      )

     The foregoing Memorandum was acknowledged before me, the undersigned Notary Public, in the County of ____________ this _____ day of ____________, by VAL T. ORTON, a resident of Davis County, Utah, subject to Section 6.9 of the Trust Agreement, as Owner Trustee.


                              Val T. Orton, subject to Section 6.9 of the Trust Agreement, as Owner Trustee


[Notarial Seal]


                    Notary Public

My commission expires:____________

                    [CONFORM TO STATE LAW REQUIREMENTS]

                                                   EXHIBIT B-2 TO THE LEASE


Recordation requested by:

Moore & Van Allen, PLLC




After recordation return to:

Moore & Van Allen, PLLC (WMA)
NationsBank Corporate Center
100 North Tryon Street, Floor 47
Charlotte, NC  28202-4003
                                        Space above this line
                                        for Recorder's use



                       MEMORANDUM OF LEASE AGREEMENT
                    (TAX RETENTION OPERATING AGREEMENT)


          THIS MEMORANDUM OF LEASE AGREEMENT (TAX RETENTION
OPERATING LEASE) ("Memorandum"), dated as of __________________, 199__, is by and between FIRST SECURITY BANK OF UTAH, N.A., a national banking association, not individually, but solely as Owner Trustee under the GGC Trust 1996-1, with an office at 79 South Main Street, Salt Lake City, Utah 84111 (hereinafter referred to as "Landlord") and GEORGIA GULF CORPORATION, a Delaware corporation, with an office at 400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia 30346 (hereinafter referred to as "Tenant").

                                WITNESSETH:

          That for value received, Landlord and Tenant do hereby covenant, promise and agree as follows:

     1. Demised Premises and Date of Lease. Landlord hereby agrees to lease to Tenant, and Tenant hereby agrees to lease from Landlord, for the Term (as hereinafter defined), certain real property and other property located in ___________________ which is described in the attached Exhibit A (the "Facility"), pursuant to the terms of a Lease Agreement (Tax Retention Operating Lease Agreement), between Landlord and Tenant dated as of February 6, 1996 (the "Lease").

     2. Term, Renewal, Extension and Purchase Option. The term of the Lease ("Term") shall commence (such commencement date may be referred to herein as the "Basic Term Commencement Date") upon the earlier to occur of (i) the Completion Date (as such term is defined in the Lease) for the Facility or
(ii) as of the date of any Agency Agreement Event of Default (as such term is defined in the Lease) and shall end as of the third annual anniversary of the Basic Term Commencement Date, unless the Term is extended or earlier terminated in accordance with the provisions of the Lease. The Lease contains provisions for renewal and extension. The Tenant has a purchase option under the Lease.

     3.   Tax Payer Numbers.

          Landlord's tax payer number ___________.

          Tenant's tax payer number ___________.

     4. Mortgage; Power of Sale. Without limiting any other remedies set forth in the Lease, in the event that a court of competent jurisdiction rules that the Lease constitutes a mortgage, deed of trust or other secured financing as is the intent of the parties, then the Lessor and the Lessee agree that the Lessee has granted, pursuant to the terms of the Lease, a Lien against the Facility WITH POWER OF SALE, and that, upon the occurrence and during the continuance of any Lease Event of Default during the Term, the Lessor shall have the power and authority, to the extent provided by law, after prior notice and lapse of such time as may be required by law, to foreclose its interest (or cause such interest to be foreclosed) in all or any part of the Facility.

     5. Effect of Memorandum. The purpose of this instrument is to give notice of the Lease and its terms, covenants and conditions to the same extent as if the Lease were fully set forth herein. This Memorandum shall not modify in any manner the terms, conditions or intent of the Lease and the parties agree that this Memorandum is not intended nor shall it be used to interpret the Lease or determine the intent of the parties under the Lease.


      [The remainder of this page has been intentionally left blank.]

     IN WITNESS WHEREOF, the parties hereto have duly executed this instrument as of the day and year first written.



LANDLORD:                                      TENANT:

FIRST SECURITY BANK                     GEORGIA GULF CORPORATION, a
OF UTAH, N.A. not individually,          Delaware corporation
but solely as Owner Trustee
under the GGC Trust 1996-1


By:___________________________     By:__________________________
Its:__________________________     Its:_________________________


Agreed to:


Val T. Orton, subject to Section 6.9 of the
Trust Agreement, as Owner Trustee

                                 EXHIBIT A

                         [DESCRIPTION OF FACILITY]

STATE OF _______________   )
                           ) ss:
COUNTY OF ______________   )

   The foregoing Memorandum was acknowledged before me, the undersigned Notary Public, in the County of _________________ this _____ day of ______________, by
________________, as __________________ of FIRST SECURITY BANK OF UTAH, N.A., a
national banking association, not individually, but solely as Owner Trustee under the GGC Trust 1996-1, on behalf of the Owner Trustee.

                               FIRST SECURITY BANK OF UTAH, N.A., not
                               individually, but solely as Owner Trustee under the GGC Trust 1996-1, as Lessor

                               By:
                               Name:
                               Title:



[Notarial Seal]
                               Notary Public

My commission expires:____________

STATE OF _______________   )
                           ) ss:
COUNTY OF ______________   )

   The foregoing Memorandum was acknowledged before me, the undersigned Notary Public, in the County of _________________ this _____ day of ______________, by ________________, as __________________ of GEORGIA GULF CORPORATION, a
Delaware corporation, on behalf of the corporation.

                           GEORGIA GULF CORPORATION

                           By:
                           Name:
                           Title:



[Notarial Seal]
                               Notary Public

My commission expires:____________

STATE OF _______________      )
                              ) ss:
COUNTY OF ______________      )

    The foregoing Memorandum was acknowledged before me, the undersigned Notary Public, in the County of _________________ this _____ day of ______________, by
VAL T. ORTON, a resident of Davis County, Utah, subject to Section 6.9 of the Trust Agreement, as Owner Trustee.


                              Val T. Orton, subject to Section 6.9 of the Trust Agreement, as Owner Trustee


[Notarial Seal]


                    Notary Public

My commission expires:____________

                                                              EXHIBIT  10(e)











                             CREDIT AGREEMENT

                        Dated as of February 6, 1996

                                   among


                     First Security Bank of Utah, N.A.,
                       not individually, except as
                         expressly stated herein,
                        but solely as Owner Trustee
                           for GGC Trust 1996-1
                                as Borrower,



                              The Several Lenders
                      from Time to Time Parties Hereto,



                                      and



                         NATIONSBANK, N.A. (SOUTH)
                          as Administrative Agent

                             TABLE OF CONTENTS

                                                                       Page

SECTION 1.     DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . 1
     1.1  Definitional Provisions. . . . . . . . . . . . . . . . . . . . 1

SECTION 2.     AMOUNT AND TERMS OF COMMITMENTS . . . . . . . . . . . . . 1
     2.1  Commitments. . . . . . . . . . . . . . . . . . . . . . . . . . 1
     2.2  Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     2.3  Procedure for Borrowing. . . . . . . . . . . . . . . . . . . . 2
     2.4  Lender Unused Fees; Lender Participation Fees. . . . . . . . . 3
     2.5  Termination or Reduction of Commitments. . . . . . . . . . . . 3
     2.6  Prepayments and Payments . . . . . . . . . . . . . . . . . . . 3
     2.7  Conversion and Continuation Options. . . . . . . . . . . . . . 4
     2.8  Interest Rates and Payment Dates . . . . . . . . . . . . . . . 5
     2.9  Computation of Interest. . . . . . . . . . . . . . . . . . . . 5
     2.10 Pro Rata Treatment and Payments. . . . . . . . . . . . . . . . 6
     2.11 Increased Costs, Illegality, etc.. . . . . . . . . . . . . . . 7
     2.12 Funding Indemnity. . . . . . . . . . . . . . . . . . . . . . . 8
     2.13 Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
     2.14 Notice of Amounts Payable; Mandatory Assignment. . . . . . .  10

SECTION 3.     REPRESENTATIONS AND WARRANTIES. . . . . . . . . . . . .  11
     3.1  Due Organization, etc. . . . . . . . . . . . . . . . . . . .  11
     3.2  Authorization; No Conflict . . . . . . . . . . . . . . . . .  12
     3.3  Enforceability, Etc. . . . . . . . . . . . . . . . . . . . .  12
     3.4  Litigation . . . . . . . . . . . . . . . . . . . . . . . . .  12
     3.5  Lessor Liens . . . . . . . . . . . . . . . . . . . . . . . .  12
     3.6  Assignment . . . . . . . . . . . . . . . . . . . . . . . . .  13
     3.7  Defaults . . . . . . . . . . . . . . . . . . . . . . . . . .  13
     3.8  Documentation. . . . . . . . . . . . . . . . . . . . . . . .  13
     3.9  Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .  13
     3.10 Securities Act . . . . . . . . . . . . . . . . . . . . . . .  13
     3.11 Chief Place of Business. . . . . . . . . . . . . . . . . . .  13
     3.12 Federal Reserve Regulations. . . . . . . . . . . . . . . . .  13
     3.13 Investment Company Act . . . . . . . . . . . . . . . . . . .  13

SECTION 4.     CONDITIONS PRECEDENT. . . . . . . . . . . . . . . . . .  14
     4.1  Conditions to Effectiveness. . . . . . . . . . . . . . . . .  14
     4.2  Conditions to Each Loan. . . . . . . . . . . . . . . . . . .  14

SECTION 5.     COVENANTS . . . . . . . . . . . . . . . . . . . . . . .  14
     5.1  Other Activities . . . . . . . . . . . . . . . . . . . . . .  14
     5.2  Ownership of the Facility, Indebtedness. . . . . . . . . . .  14
     5.3  Disposition of Assets. . . . . . . . . . . . . . . . . . . .  15
     5.4  Compliance with Operative Agreements . . . . . . . . . . . .  15
     5.5  Further Assurances . . . . . . . . . . . . . . . . . . . . .  15
     5.6  Notices. . . . . . . . . . . . . . . . . . . . . . . . . . .  15
     5.7  Discharge of Liens . . . . . . . . . . . . . . . . . . . . .  15
     5.8  Trust Agreement. . . . . . . . . . . . . . . . . . . . . . .  15

SECTION 6.     EVENTS OF DEFAULT . . . . . . . . . . . . . . . . . . .  16

SECTION 7.     THE ADMINISTRATIVE AGENT. . . . . . . . . . . . . . . .  18
     7.1  Appointment. . . . . . . . . . . . . . . . . . . . . . . . .  18
     7.2  Delegation of Duties . . . . . . . . . . . . . . . . . . . .  19
     7.3  Exculpatory Provisions . . . . . . . . . . . . . . . . . . .  19
     7.4  Reliance by Administrative Agent . . . . . . . . . . . . . .  19
     7.5  Notice of Default. . . . . . . . . . . . . . . . . . . . . .  19
     7.6  Non-Reliance on Administrative Agent and Other Lenders . . .  20
     7.7  Indemnification. . . . . . . . . . . . . . . . . . . . . . .  20
     7.8  Administrative Agent in Its Individual Capacity. . . . . . .  21
     7.9  Successor Administrative Agent . . . . . . . . . . . . . . .  21
     7.10 Actions of Administrative Agent on Behalf of Holder. . . . .  22
     7.11 The Administrative Agent's Duty of Care. . . . . . . . . . .  22

SECTION 8.     MATTERS RELATING TO PAYMENTS AND COLLATERAL . . . . . .  22
     8.1  Collection and Allocation of Payments and Other Amounts. . .  22
     8.2  Certain Remedial Matters . . . . . . . . . . . . . . . . . .  22
     8.3  Release of the Facility, etc.. . . . . . . . . . . . . . . .  23
     8.4  Holder Excepted Payments . . . . . . . . . . . . . . . . . .  23

SECTION 9.     MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . .  23
     9.1  Amendments and Waivers . . . . . . . . . . . . . . . . . . .  23
     9.2  Notices. . . . . . . . . . . . . . . . . . . . . . . . . . .  24
     9.3  No Waiver; Cumulative Remedies . . . . . . . . . . . . . . .  25
     9.4  Survival of Representations and Warranties . . . . . . . . .  26
     9.5  Payment of Expenses and Taxes. . . . . . . . . . . . . . . .  26
     9.6  Successors and Assigns; Participations and Assignments . . .  26
     9.7  Participations . . . . . . . . . . . . . . . . . . . . . . .  26
     9.8  Assignments. . . . . . . . . . . . . . . . . . . . . . . . .  27
     9.9  The Register; Disclosure; Pledges to Federal Reserve Banks .  29
     9.10 Adjustments; Set-off . . . . . . . . . . . . . . . . . . . .  29
     9.11 Counterparts . . . . . . . . . . . . . . . . . . . . . . . .  30
     9.12 Severability . . . . . . . . . . . . . . . . . . . . . . . .  30
     9.13 Integration. . . . . . . . . . . . . . . . . . . . . . . . .  30
     9.14 GOVERNING LAW. . . . . . . . . . . . . . . . . . . . . . . .  30
     9.15 Submission To Jurisdiction; Waivers. . . . . . . . . . . . .  31
     9.16 Acknowledgements . . . . . . . . . . . . . . . . . . . . . .  31
     9.17 WAIVERS OF JURY TRIAL. . . . . . . . . . . . . . . . . . . .  31
     9.18 Nonrecourse. . . . . . . . . . . . . . . . . . . . . . . . .  31
     9.19 USURY SAVINGS PROVISION. . . . . . . . . . . . . . . . . . .  32
     9.20 Replacement of Non-Extending Lenders . . . . . . . . . . . .  33


SCHEDULES

Schedule 1.1   Commitments and Addresses of Lenders



EXHIBITS

Exhibit A Form of Note

Exhibit B Form of Assignment and Acceptance

    THIS CREDIT AGREEMENT, dated as of February 6, 1996, is among FIRST SECURITY BANK OF UTAH, N.A., not individually, except as expressly stated herein, but solely as Owner Trustee for GGC Trust 1996-1 (the "Owner Trustee" or the "Borrower"), the several banks and other financial institutions from time to time parties to this Agreement (the "Lenders") and NATIONSBANK, N.A. (SOUTH), a national banking association, as Administrative Agent.

    The parties hereto hereby agree as follows:


                          SECTION I.  DEFINITIONS

         (a)  Definitional Provisions.   Each capitalized term used in this
Agreement and not otherwise defined herein shall have the meaning ascribed thereto in Appendix A to the Participation Agreement.

              Unless otherwise specified therein, all terms described in this Agreement shall have the defined meanings when used in the other Credit Documents or any certificate or other document made or delivered pursuant hereto or thereto.

              The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

              All accounting terms used herein shall have the respective meanings given to them in accordance with GAAP, unless otherwise provided herein. All computations and determinations for purposes of determining compliance with the financial requirements of this Agreement shall be made in accordance with GAAP, unless otherwise provided herein.

              The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms or such terms.


               SECTION II.  AMOUNT AND TERMS OF COMMITMENTS

         (a) Commitments. (a) Subject to the terms and conditions hereof, each of the Lenders severally agrees to make loans (the "Loans") to the Borrower from time to time during the Commitment Period in amount up to such Lender's Commitment as is set forth adjacent to such Lender's name in
Schedule 1.1 hereto for the purpose of enabling the Borrower to purchase the Facility and to pay Facility Costs and Transaction Expenses, provided, that, the aggregate principal amount at any one time outstanding with respect to all Loans shall not exceed the aggregate amount of the Commitments. Any prepayments of the Loans, whether mandatory or at Borrower's election, shall not be subject to reborrowing except as set forth in Section 5.2(d) of the Participation Agreement.

         (b) The Loans may from time to time be (i) Eurodollar Loans, (ii) ABR Loans, or (iii) a combination thereof, as determined by the Borrower and notified to the Administrative Agent in accordance with Section 2.3 and 2.7.
In the event the Borrower fails to provide notice pursuant to Section 2.3, the Loan shall be an ABR Loan. Further, any Loan by any Lender in an amount less than $100,000 shall be an ABR Loan, unless the remaining Available Commitment for such Lender is less than $100,000, in which case, the Borrower may elect a Eurodollar Loan for such remaining amount.

         (b) Notes. The Loans made by each Lender shall be evidenced by promissory notes of the Borrower, substantially in the form of Exhibit A in the case of the Loans (each, a "Note" and collectively, the "Notes"), with appropriate insertions as to payee, date and principal amount, payable to the order of such Lender and in a principal amount equal to the Commitment of such Lender. Each Lender is hereby authorized to record the date, Type and amount of each Loan made by such Lender, each continuation thereof, each conversion of all or a portion thereof to another Type, and the date and amount of each payment or prepayment of principal thereof on the schedule annexed to and constituting a part of its Note, and any such recordation shall constitute prima facie evidence of the accuracy of the information so recorded, provided that the failure to make any such recordation or any error in such recordation shall not affect the Borrower's obligations hereunder or under such Note. Each Note shall be dated the Initial Closing Date, be stated to mature on the Maturity Date and (iii) provide for the payment of principal in accordance with Section 2.6(d) and the payments of interest in accordance with Section 2.8

         (c)  Procedure for Borrowing.   The Borrower may borrow under the
Commitments during the Commitment Period on any Business Day that a Funding may be requested pursuant to the terms of Section 5.2 of the Participation Agreement, provided that the Borrower shall give the Administrative Agent irrevocable notice (which must be received by the Administrative Agent prior to 12:00 Noon, Atlanta, Georgia time, three Business Days prior to the requested Borrowing Date specifying (A) the amount to be borrowed (which on any date shall not be in excess of the then Available Commitments), (B) the requested Borrowing Date, (C) whether the borrowing is to be of Eurodollar Loans, ABR Loans or a combination thereof, (D) if the borrowing is to be a combination of Eurodollar Loans and ABR Loans, the respective amounts of each Type of Loan and (E) the Interest Period applicable to any Eurodollar Loan. Pursuant to the terms of the Participation Agreement, the Borrower shall be deemed to have delivered such notice upon the delivery of a notice by the Construction Agent or the Lessee containing such required information. Upon receipt of any such notice from the Borrower, the Administrative Agent shall promptly notify each Lender thereof. Each Lender will make the amount of its pro rata share of each borrowing available to the Administrative Agent for the account of the Borrower at the office of the Administrative Agent specified in Section 9.2 prior to 12:00 Noon, Atlanta, Georgia time, on the Borrowing Date requested by the Borrower in funds immediately available to the Administrative Agent. Such borrowing will then be made available to the Borrower by the Administrative Agent crediting an account designated, subject to Section 11.1 of the Participation Agreement, by the Borrower on the books of such office with the aggregate of the amounts made available to the Administrative Agent by the Lenders and in like funds as received by the Administrative Agent. No amount of any Loan which is repaid or prepaid by the Borrower may be reborrowed hereunder, except as set forth in Section 5.2(d) of the Participation Agreement.

              On each date which is three (3) Business Days prior to any Scheduled Interest Payment Date that occurs during the Commitment Period, the Borrower shall be deemed to have requested a Eurodollar Loan (or, if any Lender's Loan would be less than $100,000, an ABR Loan) pursuant to Section 2.3(a) in an amount equal to the aggregate amount of interest on the Loans due and payable on such Scheduled Interest Payment Date. The Borrowing Date with respect to any such borrowing shall be the relevant Scheduled Interest Payment Date (provided, that the making of the Loans pursuant to such borrowing shall be subject to satisfaction of the applicable conditions precedent set forth in Section 4.2) and the proceeds of such borrowing shall be applied to pay interest on the Loans due and payable on such date. On each such Borrowing Date, the Loan Facility Cost shall be increased by an amount equal to the proceeds of such borrowing used to pay interest on such date with respect to the Loans due and payable on such date.

          (d) Lender Unused Fees; Lender Participation Fees. Promptly after receipt from the Lessee of the payment of the Lender Unused Fee payable pursuant to Section 9.4 of the Participation Agreement and/or the Lender Participation Fee payable pursuant to Section 9.5 of the Participation Agreement, the Administrative Agent shall distribute such payments to the Lenders pro rata in accordance with their respective Commitments.

          (e) Termination or Reduction of Commitments.   The Borrower shall
have the right, upon not less than three (3) Business Days' written notice to the Administrative Agent, to terminate the Commitments or, from time to time, to reduce the amount of the Commitments, provided, that (i) after giving effect to such reduction, the aggregate outstanding principal amount of the Loans shall not exceed the aggregate Commitments and (ii) such notice shall be accompanied by a certificate of the Construction Agent stating that the amount equal to eighty-five percent (85%) of aggregate Budgeted Total Facility Costs as of the date of such reduction does not exceed the aggregate amount of Available Commitments as of such date after giving effect to such reduction. Upon receipt of any such notice the Administrative Agent shall promptly notify each Lender thereof. Any such reduction (A) shall be in an amount equal to the lesser of (1) $1,000,000 or (2) the remaining Available Commitments and (B) shall reduce permanently the Commitments then in effect.

              On any date on which the Commitments shall automatically be reduced to zero pursuant to Section 6, the Borrower shall prepay all outstanding Loans, together with accrued unpaid interest thereon and all other amounts owing thereunder.

         (f)  Prepayments and Payments.   Subject to Sections 2.11, 2.12 and
2.13, the Borrower may at any time and from time to time prepay the Loans, in whole or in part, without premium or penalty, upon at least three (3)
Business Days' irrevocable notice to the Administrative Agent, specifying the date and amount of prepayment and whether the prepayment is of Eurodollar Loans, ABR Loans or a combination thereof, and, if a combination thereof, the amount allocable to each. Upon receipt of any such notice the Administrative Agent shall promptly notify each Lender thereof. If any such notice is given, the amount specified in such notice shall be due and payable on the date specified therein. Amounts prepaid may not be reborrowed, except as set forth in Section 5.2(d) of the Participation Agreement.

           If on any date the Administrative Agent or the Lessor shall receive any payment in respect of (i) any Casualty or Condemnation pursuant to Section 15.1(a) or 15.1(g) of the Lease (excluding any payments in respect thereof which are payable to Lessee in accordance with the Lease), or (ii) the Termination Value in connection with the delivery of a Termination Notice pursuant to Article XVI of the Lease, or (iii) the Termination Value in connection with the exercise of the Purchase Option under Section 20.1 of the Lease or the exercise of the option of the Lessor to transfer the Facility to the Lessee pursuant to Section 20.3 of the Lease, or (iv) any payment required to be made or elected to be made by the Construction Agent to the Lessor pursuant to the terms of the Agency Agreement, then in each case, the Borrower shall pay such amounts to the Administrative Agent and the Administrative Agent shall be required to apply and pay such amounts in accordance with the provisions of Section 10.7(b)(ii) of the Participation Agreement.

           Each prepayment of the Loans pursuant to Section 2.6(a) and 2.6(b) shall be allocated to reduce the Loan Facility Cost of the Facility.

              On each date set forth on Schedule 2 to the Participation Agreement the Borrower shall repay the outstanding principal balance of the Loans in part in an amount equal to the product of (i) the percentage set forth beside such date on such Schedule 2 multiplied by (ii) the aggregate principal amount of all Loans outstanding calculated as of the Basic Term Commencement Date. All such partial repayments of the principal balance of the Loans pursuant to this Section 2.6(d) shall be applied to reduce the Loan Facility Cost.

         (g) Conversion and Continuation Options. (a) The Borrower may elect from time to time to convert Eurodollar Loans to ABR Loans by giving the Administrative Agent at least three Business Days' prior irrevocable notice of such election, provided that any such conversion of Eurodollar Loans may only be made on the last day of an Interest Period with respect thereto. The Borrower may elect from time to time to convert ABR Loans to Eurodollar
Loans by giving the Administrative Agent at least three (3) Business Days' prior irrevocable notice of such election. Upon receipt of any such notice, the Administrative Agent shall promptly notify each Lender thereof. All or any part of outstanding Eurodollar Loans or ABR Loans may be converted as provided herein, provided, that (i) no ABR Loan may be converted into a Eurodollar Loan after the date that is one month prior to the Maturity Date, and (ii) in the case of a Eurodollar Loan, such notice of conversion shall contain an election by the Borrower of an Interest Period for such Eurodollar Loan to be created by such conversion and such Interest Period shall be in accordance with the terms of the definition of the term "Interest Period".

         (b) Subject to the restrictions set forth in Section 2.3 hereof, any Eurodollar Loan may be continued as such upon the expiration of the current Interest Period with respect thereto by the Borrower giving irrevocable notice to the Administrative Agent, in accordance with the applicable notice provision for the conversion of ABR Loans to Eurodollar Loans set forth herein, of the length of the next Interest Period to be applicable to such Loans, provided that no Eurodollar Loan may be continued as such after the date that is one month prior to the Maturity Date and provided, further, that if the Borrower shall fail to give any required notice as described above or otherwise herein, or if such continuation is not permitted pursuant to the proceeding proviso, such Loan shall automatically be converted to an ABR Loan on the last day of such then expiring Interest Period.

         (h)  Interest Rates and Payment Dates.    The Loans outstanding
hereunder from time to time shall bear interest at a rate per annum equal to either (i) with respect to a Eurodollar Loan, the Eurodollar Rate determined for the applicable Interest Period plus the Applicable Percentage or (ii) with respect to an ABR Loan, the ABR, as selected by the Borrower in accordance with the provisions hereof; provided, however (A) upon delivery by the Administrative Agent of the notice described in Section 2.9(c), the Loans of each of the Lenders shall bear interest at the ABR applicable from time to time from and after the dates and during the periods specified in Section 2.9(c), (B) upon the delivery by a Lender of the notice described in Section 2.11(d), the Loans of such Lender shall bear interest at the ABR applicable from time to time from and after the dates and during the periods specified in Section 2.11(d) and (C) in such other circumstances as expressly provided herein, the Loans shall bear interest at the ABR.

         (b)  If all or a portion of (i) the principal amount of any Loan,
(ii) any interest payable thereon or (iii) any other amount payable hereunder shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate per annum which is the lesser of (x) then current rate of interest respecting such payment plus two percent (2%) and (y) the highest interest rate permitted by applicable law, in each case from the date of such non-payment until such amount is paid in full (whether after or before judgment).

         (c) Interest shall be payable in arrears on the applicable Scheduled Interest Payment Date, provided that (i) interest accruing pursuant to paragraph (b) of this Section 2.8 shall be payable from time to time on demand and (ii) each prepayment of the Loans shall be accompanied by accrued interest to the date of such prepayment on the amount prepaid.

         (i)  Computation of Interest.   Whenever it is calculated on the
basis of the Prime Lending Rate, interest shall be calculated on the basis of a 365- (or 366-, as the case may be) day year for the actual days elapsed; and, otherwise, interest shall be calculated on the basis of a 360-day year for the actual days elapsed. The Administrative Agent shall as soon as practicable notify the Borrower and the Lenders of each determination of a Eurodollar Rate. Any change in the interest rate on a Loan resulting from a change in the ABR or the Eurocurrency Reserve Requirements shall become effective as of the day on which such change becomes effective. The Administrative Agent shall as soon as practicable notify the Borrower and the Lenders of the effective date and the amount of each such change in interest rate.

           Each determination of an interest rate by the Administrative Agent pursuant to any provision of this Agreement shall be conclusive and binding on the Borrower and the Lenders in the absence of manifest error.

           If the Eurodollar Rate cannot be determined by the Administrative Agent in the manner specified in the definition of the term "Eurodollar Rate" contained in Section 1.1 of this Agreement, the Administrative Agent shall give telecopy or telephonic notice thereof to the Borrower and the Lenders as soon as practicable thereafter. Until such time as the Eurodollar Rate can be determined by the Administrative Agent in the manner specified in the definition of such term contained in said Section 1.1, no further Eurodollar Loans shall be made or shall be continued as such at the end of the then current Interest Period nor shall the Borrower have the right to convert ABR Loans to Eurodollar Loans.

         (j) Pro Rata Treatment and Payments. Each borrowing by the Borrower from the Lenders hereunder and any reduction of the Commitments of the Lenders shall be made pro rata according to their respective Commitments. Subject to the provisions of Sections 2.14(b) and 9.20 hereof, each payment (including each prepayment) by the Borrower on account of principal of and interest on the Loans shall be made pro rata according to the respective outstanding principal amounts on the Loans then held by the Lenders. All payments (including prepayments) to be made by the Borrower hereunder and under the Notes, whether on account of principal, interest or otherwise, shall be made without setoff or counterclaim and shall be made prior to 12:00 Noon, Atlanta, Georgia time, on the due date thereof to the Administrative Agent, for the account of the Lenders, at the Administrative Agent's office specified in
Section 9.2, in Dollars and in immediately available funds. The Administrative Agent shall distribute such payments to the Lenders promptly upon receipt in like funds as received. If any payment hereunder becomes due and payable on a day other than a Business Day, such payment shall be extended to the next succeeding Business Day; provided, however, if such payment includes an amount of interest calculated with reference to the Eurodollar Rate and the result of such extension would be to extend such payment into another calendar month, then such payment shall be made on the immediately preceding Business Day. In the case of any extension of any payment of principal pursuant to the preceding two sentences, interest thereon shall be payable at the then applicable rate during such extension.

              Unless the Administrative Agent shall have been notified in writing by any Lender prior to a borrowing that such Lender will not make its share of such borrowing available to the Administrative Agent, the Administrative Agent may assume that such Lender is making such amount available to the Administrative Agent, and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower a corresponding amount. If such amount is not made available to the Administrative Agent by the required time on the Borrowing Date therefor, such Lender shall pay to the Administrative Agent, on demand, such amount with interest thereon at a rate equal to the daily average Federal Funds Effective Rate for the period until such Lender makes such amount immediately available to the Administrative Agent. A certificate of the Administrative Agent submitted to any Lender with respect to any amounts owing under this Section 2.10(b) shall be conclusive in the absence of manifest error. If such Lender's share of such borrowing is not made available to the Administrative Agent by such Lender within three Business Days of such Borrowing Date, the Administrative Agent shall also be entitled to recover such amount with interest thereon at the rate as set forth above on demand from the Borrower.

         (k) Increased Costs, Illegality, etc. (a) If, due to either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request hereafter adopted, promulgated or made by any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the cost to any Lender of agreeing to make or making, funding or maintaining Loans, then the Borrower shall from time to time, upon demand by such Lender (with a copy of such demand to the Administrative Agent but subject to the terms of Section 2.14), pay (with funds provided by the Lessee as Supplemental Rent pursuant to Section 3.3 of the Lease) to the Administrative Agent for the account of such Lender additional amounts sufficient to compensate such Lender for such increased cost. A certificate as to the amount of such increased cost, submitted to the Borrower and the Administrative Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

         (b) If any Lender determines that compliance with any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law, but in each case promulgated or made after the date hereof) affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender and that the amount of such capital is increased by or based upon the existence of such Lender's commitment to lend hereunder and other commitments of this type or upon the Loans, then, upon demand by such Lender (with a copy of such demand to the Administrative Agent but subject to the terms of Section 2.14), the Borrower shall pay (with funds provided by the Lessee as Supplemental Rent pursuant to Section 3.3 of the Lease) to the Administrative Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender or such corporation in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's commitment to lend hereunder or upon the Loans. A certificate as to such amounts submitted to the Borrower and the Administrative Agent by such Lender shall be conclusive and binding for all purposes, absent manifest error.

         (c) Without limiting the effect of the foregoing, the Borrower shall pay to each Lender on the last day of the Interest Period therefor so long as such Lender is maintaining reserves against "Eurocurrency liabilities" under Regulation D an additional amount (determined by such Lender and notified to the Borrower through the Administrative Agent) equal to the product of the following for each Eurodollar Loan for each day during such Interest Period:

                (i) the principal amount of such Eurodollar Loan outstanding on such day; and

               (ii) the remainder of (x) a fraction the numerator of which is the rate (expressed as a decimal) at which interest accrues on such Eurodollar Loan for such Interest Period as provided in this Credit Agreement (less the Applicable Percentage) and the denominator of which is one minus the effective rate (expressed as a decimal) at which such reserve requirements are imposed on such Lender on such day minus (y) such numerator; and

              (iii)     1/360.

         (d) Without affecting its rights under Section 2.11(a) or 2.11(b) or any other provision of this Agreement, each Lender agrees that if there is any increase in any cost to or reduction in any amount receivable by such Lender with respect to which the Borrower would be obligated to compensate such Lender pursuant to Sections 2.11(a) or 2.11(b), such Lender shall use reasonable efforts to select an alternative lending office which would not result in any such increase in any cost to or reduction in any amount receivable by such Lender; provided, however, that no Lender shall be obligated to select an alternative lending office if such Lender determines that (i) as a result of such selection such Lender would be in violation of any applicable law, regulation, treaty, or guideline, or would incur additional costs or expenses or (ii) such selection would be inadvisable for regulatory reasons or inconsistent with the interests of such Lender.

         (e) Notwithstanding any other provision of this Agreement, if any Lender shall notify the Administrative Agent that the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for any Lender to perform its obligations hereunder to make or maintain Eurodollar Loans, then (i) each Eurodollar Loan will automatically, at the earlier of the end of the Interest Period for such Eurodollar Loan or the date required by law, convert into an ABR Loan and (iii) the obligation of the Lenders to make, convert or continue Eurodollar Loans shall be suspended until the Administrative Agent shall notify the Borrower that such Lender has determined that the circumstances causing such suspension no longer exist.

         (l) Funding Indemnity. Subject to the provisions of Section 2.14(a), the Borrower agrees to indemnify (with funds provided by the Lessee as Supplemental Rent under the Lease or by the Lessee or the Construction Agent under Section 13 of the Participation Agreement except to the extent such event is not subject to indemnity by the Lessee under the Participation Agreement) each Lender and to hold each Lender harmless from any loss or reasonable expense which such Lender may sustain or incur as a consequence of default by the Borrower in making a borrowing of any Loan hereunder after the Borrower has given a notice requesting the same in accordance with the provisions of this Agreement, default by the Borrower in making any prepayment after the Borrower has given a notice thereof in accordance with the provisions of this Agreement or the making of a voluntary or involuntary payment or prepayment of Eurodollar Loans on a day which is not the last day of an Interest Period with respect thereto. Such indemnification shall be in an amount equal to the excess, if any, of the amount of interest which would have accrued on the amount so prepaid, or not so borrowed, converted or continued for the period from the date of such prepayment or of such failure to borrow, convert or continue to the last day of such Interest Period (or, in the case of a failure to borrow, convert or continue, the Interest Period that would have commenced on the date of such failure) in each case at the applicable Eurodollar Rate for such Loan for such Interest Period over the amount of interest (as determined by such Lender) which would have accrued to such Lender on such amount by reemploying such funds in loans of the same type and amount during the period from the date of prepayment or failure to borrow to the last day of the then applicable Interest Period (or, in the case of a failure to borrow, the Interest Period that would have commenced on the date of such failure). This covenant shall survive the termination of this Agreement and the payment of all other amounts payable hereunder.

         (m)  Taxes.   All payments made by the Borrower under this Agreement
and the Notes shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority, excluding net income taxes and franchise taxes (imposed in lieu of net income taxes) imposed on the Administrative Agent or any Lender as a result of a present or former connection between the Administrative Agent or such Lender and the jurisdiction of the Governmental Authority imposing such tax or any political subdivision or taxing authority thereof or therein (other than any such connection arising solely from the Administrative Agent or such Lender having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement or the Notes). If any such non-excluded taxes, levies, imposts, duties, charges, fees, deductions or withholdings ("Non-Excluded Taxes") are required to be withheld from any amounts payable to the Administrative Agent or any Lender hereunder or under the Notes, the amounts so payable to the Administrative Agent or such Lender shall be increased to the extent necessary to yield to the Administrative Agent or such Lender (after payment of all Non-Excluded Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement and the Notes, provided, however, that the foregoing obligations of the Borrower shall not apply:

           (i) to any payment to any Lender hereunder unless such Lender is, on the date hereof (or on the date it becomes a Lender hereunder as provided in Section 9.8 hereof) and on the date of any change in the Lending Office of such Lender, either entitled to submit a Form 1001 (relating to such Lender and entitling it to a complete exemption from withholding on all interest to be received by it hereunder in respect of the Loans) or Form 4224 (relating to all interest to be received by such Lender hereunder in respect of the Loans), or

          (ii) to any U.S. Taxes imposed solely by reason of the failure by a non-U.S. Person to comply with applicable certification, information, documentation or other reporting requirements concerning the nationality, residence, identity or connections with the United States of America of such non-U.S. Person if such compliance is required by statute or regulation of the United States of America as a precondition to relief or exemption from such U.S. Taxes.

For the purposes of this Section 2.13(a), (A) "U.S. Person" shall mean a citizen, national or resident of the United States of America, a corporation, partnership or other entity created or organized in or under any laws of the United States of America or any State thereof, or any estate or trust that is subject to Federal income taxation regardless of the source of its income,
(B) "U.S. Taxes" shall mean any present or future tax, assessment or other charge or levy imposed by or on behalf of the United States of America or any taxing authority thereof or therein, (C) "Form 1001" shall mean Form 1001 (Ownership, Exemption, or Reduced Rate Certificate) of the Department of the Treasury of the United States of America and (D) "Form 4224" shall mean Form 4224 (Exemption from Withholding of Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States) of the Department of Treasury of the United States of America (or in relation to either such Form such successor and related forms as may from time to time be adopted by the relevant taxing authorities of the United States of America to document a claim to which such Form relates). Each of the Forms referred to in the foregoing clauses (C) and (D) shall include such successor and related forms as may from time to time be adopted by the relevant taxing authorities of the United States of America to document a claim to which such Form relates.

         (b) Within 30 days after paying any amount to the Administrative Agent or any Lender from which it is required by law to make any deduction or withholding, and within 30 days after it is required by law to remit such eduction or withholding to any relevant taxing or authority, the Borrower shall deliver to the Administrative Agent for delivery to such non-U.S.
Person evidence satisfactory to such Person of such deduction, withholding or payment (as the case may be).

         (c) If a Lender or an affiliate with whom such Lender files a consolidated tax return (or equivalent) subsequently receives the benefit in any country of a tax credit or an allowance resulting from U.S. Taxes with respect to which it has received a payment of an additional amount under this
Section 2.13, such Lender will pay to the Borrower such part of that benefit as in the opinion of such Lender will leave it (after such payment) in a position no more and no less favorable than it would have been in if no additional payment had been required to be paid, provided always that (i) such Lender will be the sole judge of the amount of any such benefit and of the date on which it is received, (ii) such Lender will have the absolute discretion as to the order and manner in which it employs or claims tax credits and allowances available to it and (iii) such Lender will not be obliged to disclose to the Borrower any information regarding its tax affairs or tax computations.

         (d) Each non-U.S. Person that shall become a Participant pursuant to
Section 9.7 or a Lender pursuant to Section 9.8 shall, upon the effectiveness of the related transfer, be required to provide all of the forms and statements referenced under subsection 2.13(a)(i), provided that in the case of a Participant such Participant shall furnish all such required forms and statements to the Lender from which the related participation shall have been purchased.

         (n) Notice of Amounts Payable; Mandatory Assignment. (a) Notice. In the event that any Lender becomes aware that any amounts are or will be owed to it pursuant to Section 2.11, 2.12 or 2.13 or that it is unable to make Eurodollar Loans, then it shall promptly notify the Borrower and the Administrative Agent thereof and, as soon as possible thereafter, such Lender shall submit to the Borrower (with a copy to the Administrative Agent) a certificate indicating the amount owing to it and the calculation thereof. The amounts set forth in such certificate shall be prima facie evidence of the obligations of the Borrower hereunder. If any Lender receives a refund or realizes a return of any of the amounts charged by such Lender pursuant to
Section 2.11, such Lender shall promptly credit such amounts to the Borrower.

         (b) Mandatory Assignment. In the event that any Lender delivers to the Borrower a certificate in accordance with Section 2.14(a) in connection with amounts payable pursuant to Section 2.11 or Section 2.13 or such Lender is required to make Loans as ABR Loans in accordance with Section 2.11(d) then, subject to Section 11.1 of the Participation Agreement, the Borrower may, at its own expense and in its sole discretion, (i) require such Lender to transfer or assign, in whole or (with such Lender's consent) in part, without recourse (in accordance with Section 9.8), all or (with such Lender's consent) part of its interests, rights (except for rights to be indemnified for actions taken while a party hereunder) and obligations under this Agreement to a replacement bank or institution if the Borrower (subject to Section 11.1 of the Participation Agreement), with the full cooperation of such Lender, can identify a Person who is ready, willing and able to be such replacement bank or institution with respect thereto and such replacement bank or institution (which may be another Lender) shall assume such assigned obligations, or (ii) during such time as no Default or Event of Default has occurred and is continuing, terminate the Commitment of such Lender and prepay all outstanding Loans and such Lender; provided, however, that (x) subject to Section 11.1 of the Participation Agreement, the Borrower or such replacement bank or institution, as the case may be, shall have paid to such Lender in immediately available funds the principal of and interest accrued to the date of such payment on the Loans made by it hereunder and all other amounts owed to it hereunder (and, if such Lender is also a Holder, all Holder Fundings and Holder Yield accrued and unpaid thereon), (y) any termination of Commitments shall be subject to the terms of Section 2.5(a) and (z) such assignment or termination of the Commitment of such Lender and prepayment of Loans does not conflict with any law, rule or regulation or order of any court or Governmental Authority.


               SECTION III.  REPRESENTATIONS AND WARRANTIES

         To induce the Administrative Agent and the Lenders to enter into this Agreement and to make the Loans, each of the Trust Company and the Owner Trustee hereby represents and warrants to the Administrative Agent and each Lender as follows (provided that the representations in Sections 3.8, 3.9. 3.10, 3.12 and 3.13 are made solely by the Owner Trustee in its capacity as such):

         (a) Due Organization, etc. It is a national banking association duly organized and validly existing and in good standing under the laws of the United States of America and has the power and authority to enter into and perform its obligations under the Trust Agreement and (assuming due authorization, execution and delivery of the Trust Agreement by the Holder) has the corporate and trust power and authority to act as the Owner Trustee and to enter into and perform the obligations under each of the other Operative Agreements to which the Trust Company or the Owner Trustee, as the case may be, is or will be a party and each other agreement, instrument and document to be executed and delivered by it on or before the date this representation is made or deemed made in connection with or as contemplated by each such Operative Agreement to which the Trust Company or the Owner Trustee, as the case may be, is or will be a party.

         (b) Authorization; No Conflict. The execution, delivery and performance of each Operative Agreement to which it is or will be a party, either in its individual capacity or (assuming due authorization, execution and delivery of the Trust Agreement by the Holder) as the Owner Trustee, as the case may be, has been duly authorized by all necessary action on its part and neither the execution and delivery thereof, nor the consummation of the transactions contemplated thereby, nor compliance by it with any of the terms and provisions thereof does or will require any approval or consent of any trustee or holders of any of its indebtedness or obligations, does or will contravene any current law, governmental rule or regulation relating to its banking or trust powers, does or will contravene or result in any breach of or constitute any default under, or result in the creation of any Lien upon any of its property under, its charter or by-laws, or any indenture, mortgage, chattel mortgage, deed of trust, conditional sales contract, bank loan or credit agreement or other agreement or instrument to which it is a party or by which it or its properties may be bound or affected (other than as contemplated by the Operative Agreements) which contravention, breach, default or Lien under clause (ii) would materially and adversely affect its ability, in its individual capacity or as Owner Trustee, to perform its obligations under the Operative Agreements to which it is a party or does or will require any Governmental Action by any Governmental Authority regulating its banking or trust powers.

         (c) Enforceability, Etc. The Trust Agreement and, assuming the Trust Agreement is the legal, valid and binding obligation of the Holder, each other Operative Agreement to which the Trust Company or the Owner Trustee, as the case may be, is or will be party have been, or on or before the date this representation is made or deemed made will be, duly executed and delivered by the Trust Company or the Owner Trustee, as the case may be, and the Trust Agreement and each such other Operative Agreement to which the Trust Company or the Owner Trustee, as the case may be, is a party constitutes, or upon execution and delivery will constitute, a legal, valid and binding obligation enforceable against the Trust Company or the Owner Trustee, as the case may be, in accordance with the terms thereof.

         (d) Litigation. There is no action or proceeding pending or, to its knowledge, threatened to which it is or will be a party, either in its individual capacity or as the Owner Trustee, before any Governmental
Authority that concerns the Facility or Construction Funding being funded on the date this representation is made or deemed made or that, if adversely determined, would materially and adversely affect its ability, in its individual capacity or as Owner Trustee, to perform its obligations under the Operative Agreements to which it is a party or would question the validity or enforceability of any of the Operative Agreements to which it is or will become a party.

         (e) Lessor Liens. The Facility is free and clear of all Lessor Liens attributable to it in its individual capacity.

         (f) Assignment. It has not assigned or transferred any of its right, title or interest in or under the Lease, the Agency Agreement or its interest in the Facility or any portion thereof, except as provided in the Operative Agreements.

         (g) Defaults. No Default or Event of Default under any Operative Agreement attributable to it has occurred and is continuing.

         (h) Documentation. The Owner Trustee, in its trust capacity, is a party to no documents, instruments or agreements other than those Operative Agreements (and any other documents delivered in connection with the Operative Agreements).

         (i) Use of Proceeds. The proceeds of the Loans shall be applied by the Owner Trustee solely in accordance with the terms of the Operative Agreements.

         (j) Securities Act. Neither the Owner Trustee nor any Person authorized by the Owner Trustee to act on its behalf has offered or sold any interest in the Trust Estate or the Notes, or in any similar security relating to the Facility, or in any security the offering of which for the purposes of the Securities Act of 1933, as amended, would be deemed to be part of the same offering as the offering of the aforementioned securities to, or solicited any offer to acquire any of the same from, any Person other than in the case of the Notes, the Lenders, and neither the Owner Trustee nor any Person authorized by the Owner Trustee to act on its behalf will take any action which would subject, as a direct result of such action alone, the issuance or sale of any interest in the Trust Estate or the Notes to the provisions of Section 5 of the Securities Act of 1933, as amended, or require the qualification of any Operative Agreement under the Trust Indenture Act of 1939, as amended.

         (k) Chief Place of Business. The Owner Trustee's chief place of business, chief executive office and office where the documents, accounts and records relating to the transactions contemplated by this Agreement and each other Operative Agreement are kept are each located at 79 South Main Street, Salt Lake City, Utah 84111.

         (l) Federal Reserve Regulations. The Owner Trustee is not engaged principally in, and does not have as one of its important activities, the business of extending credit for the purpose of purchasing or carrying any margin stock (within the meaning of Regulation U of the Board), and no part of the proceeds of the Loans will be used by it to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock or for any purpose that violates, or is inconsistent with, the provisions of Regulations G, T, U or X of the Board.

         (m) Investment Company Act. The Owner Trustee is not an "investment company" or a company controlled by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.


                     SECTION IV. CONDITIONS PRECEDENT

         (a) Conditions to Effectiveness. The effectiveness of this Agreement is subject to the satisfaction of all conditions precedent set forth in Section 6 of the Participation Agreement required by said Section to be satisfied on or prior to the Initial Closing Date.

         (b) Conditions to Each Loan. The agreement of each Lender to make any Loan requested to be made by it on any date is subject to the satisfaction of the following conditions precedent:

              Representations and Warranties. Each of the representations and warranties made by the Borrower in or pursuant to the Operative Agreements shall be true and correct in all material respects on and as of such date as if made on and as of such date.

              No Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the Loans requested to be made on such date.

              Participation Agreement Conditions. With respect to each Acquisition Loan Funding and each Construction Loan Funding, the applicable conditions precedent to the Funding associated therewith specified in Section 5 of the Participation Agreement shall have been satisfied.

              Holder Contribution. With respect to each Acquisition Loan Funding and each Construction Loan Funding, the Administrative Agent shall be satisfied that the Lessor shall receive from the Holder on the relevant Borrowing Date an amount equal to the Holder Fundings associated with such Loan.

Each borrowing by the Borrower hereunder shall constitute a representation and warranty by the Borrower as of the date of such Loan that the conditions contained in this Section 4.2 have been satisfied.


                           SECTION V.  COVENANTS

         So long as any Loan or Note remains outstanding and unpaid or any other amount is owing to any Lender or the Administrative Agent hereunder:

         (a) Other Activities. The Borrower shall not conduct, transact or otherwise engage in, or commit to transact, conduct or otherwise engage in, any business or operations other than the entry into, and exercise of rights and performance of obligations in respect of, the Operative Agreements and other activities incidental or related to the foregoing.

         (b) Ownership of the Facility, Indebtedness. The Borrower shall not own, lease, manage or otherwise operate any properties or assets other than in connection with the activities described in Section 5.1, or incur, create, assume or suffer to exist any Indebtedness or other consensual liabilities or financial obligations other than as may be incurred, created or assumed or as may exist in connection with the activities described in Section 5.1 (including, without limitation, the Loans and other obligations incurred by the Borrower hereunder).

         (c) Disposition of Assets. The Borrower shall not convey, sell, lease, assign, transfer or otherwise dispose of any of its property, business or assets, whether now owned or hereafter acquired, except to the extent expressly contemplated by the Operative Agreements.

         (d) Compliance with Operative Agreements. The Borrower shall at all times observe and perform all of the covenants, conditions and obligations required to be performed by it (whether in its capacity as Lessor, Owner Trustee or otherwise) under each Operative Agreement to which it is a party and (b) observe and perform, or cause to be observed and performed, all of the covenants, conditions and obligations of the Lessor under the Lease, even in the event that the Lease is terminated at stated expiration following a Lease Event of Default or otherwise.

         (e) Further Assurances. At any time and from time to time, upon the written request of the Administrative Agent, and at the sole expense of the Borrower, the Borrower will promptly and duly execute and deliver such further instruments and documents and take such further action as the Administrative Agent or the Majority Lenders may reasonably request for the purpose of obtaining or preserving the full benefits of this Agreement and the other Operative Agreements and of the rights and powers herein or therein granted.

         (f) Notices. If on any date, a Responsible Officer of the Borrower shall obtain actual knowledge of the occurrence of a Default or Event of Default, the Borrower will give written notice thereof to the Administrative Agent within five Business Days after such date.

         (g) Discharge of Liens. Neither the Borrower nor the Trust Company will create or permit to exist at any time, and will, at its own expense, promptly take such action as may be necessary duly to discharge, or cause to be discharged, all Lessor Liens attributable to it, provided, that the Borrower and the Trust Company shall not be required to discharge any Lessor Lien while the same is being contested in good faith by appropriate proceedings diligently prosecuted so long as such proceedings shall not involve any material danger of impairment of any of the Liens contemplated by the Security Documents or of the sale, forfeiture or loss of, and shall not materially interfere with the disposition of, the Facility or title thereto or any interest therein or the payment of Rent.

         (h) Trust Agreement. Without prejudice to any right under the Trust Agreement of the Owner Trustee to resign, the Owner Trustee (a) agrees not to terminate or revoke the trust created by the Trust Agreement except as permitted by Article VIII of the Trust Agreement, (b) agrees not to amend, supplement, terminate, revoke or otherwise modify any provision of the Trust Agreement in any manner which could reasonably be expected to have an adverse effect on the rights or interests of the Administrative Agent or the Lenders hereunder or under the other Operative Agreements and (c) agrees to comply with all of the terms of the Trust Agreement.


                      SECTION VI.  EVENTS OF DEFAULT

         Upon the occurrence of any of the following specified events (each an "Event of Default"):

              The Borrower shall (i) default in the payment when due of any principal of the Loans or (ii) except as provided in paragraph (c), default in the payment when due of any interest on the Loans and such default shall continue for one (1) Business Day or longer; or

              Except as provided in paragraphs (a) and (c), the Borrower shall default in the payment of any amount owing under any Credit Document and such default shall continue for three (3) Business Days or longer; or

              The Borrower shall default in the payment of any amount due on the Maturity Date owing under any Credit Document; or

              The Borrower shall default in the due performance or observance by it of any term, covenant or agreement contained in any Credit Document to which it is a party (other than those referred to in paragraphs (a), (b) and (c) above), provided, that in the case of any such default under Section 5.4,
5.5 or 5.8(c), such default shall have continued unremedied for a period of at least thirty (30) days after notice to the Borrower by the Administrative Agent or the Majority Lenders; or

              Any representation, warranty or statement made or deemed made by the Borrower herein or in any other Credit Document or by the Borrower or the Lessee in the Participation Agreement, or in any statement or certificate delivered or required to be delivered pursuant hereto or thereto, shall prove to be untrue in any material adverse respect on the date as of which made or deemed made; or

              (i) Any Lease Event of Default shall have occurred and be continuing, or (ii) the Owner Trustee shall default in the due performance or observance by it of any term, covenant or agreement contained in the Participation Agreement or in the Trust Agreement to or for the benefit of the Administrative Agent or a Lender, provided, that in the case of this clause (ii) such default shall have continued unremedied for a period of at least thirty (30) days after notice to the Owner Trustee by the Administrative Agent or the Majority Lenders; or

              The Borrower shall commence a voluntary case concerning itself under Title 11 of the U.S. Code entitled "Bankruptcy", as now or hereafter in effect, or any successor thereto (the "Bankruptcy Code"); or an involuntary case is commenced against the Borrower and the petition is not contravened within 10 days after commencement of the case or an involuntary case is commenced against the Borrower and the petition is not dismissed within sixty (60) days after commencement of the case; or a custodian (as defined in the Bankruptcy Code) is appointed for, or takes charge of, all or substantially all of the property of the Borrower; or the Borrower commences any other proceeding under any reorganization, arrangement, adjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar law of any jurisdiction whether now or hereafter in effect relating to the Borrower, or there is commenced against the Borrower any such proceeding which remains undismissed for a period of sixty (60) days; or the Borrower is adjudicated insolvent or bankrupt, or any order of relief or other order approving any such case or proceeding is entered; or the Borrower suffers any appointment of any custodian or the like for it or any substantial part of its property to continue undischarged or unstayed for a period of sixty (60) days; or the Borrower makes a general assignment for the benefit of creditors; or any corporate or partnership action is taken by the Borrower for the purpose of effecting any of the foregoing; or

              Any Security Document shall cease to be in full force and effect, or shall cease to give the Administrative Agent the Liens, rights, powers and privileges purported to be created thereby in favor of the Administrative
Agent on behalf of the Lenders, superior to and prior to the rights of all third Persons and subject to no other Liens (except in each case to the extent expressly permitted herein or in any Operative Agreement) other than the Ground Lease; or

              The Lease shall cease to be enforceable against the Lessee; or

              One or more judgments or decrees shall be entered against the Borrower involving a liability of $50,000 or more in the case of any one such judgment or $100,000 or more in the aggregate for all such judgments and decrees for the Borrower and any such judgments or decrees shall not have been vacated, discharged or stayed or bonded pending appeal within thirty
(30) days from the entry thereof.

then, and in any such event, (A) if such event is an Event of Default specified in paragraph (g) above with respect to the Borrower, automatically the Commitments shall immediately terminate and the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement and the Notes shall immediately become due and payable, and (B) if such event is any other Event of Default, either or both of the following actions may be taken: (i) with the consent of the Majority Lenders, the Administrative
Agent may, or upon the request of the Majority Lenders, the Administrative Agent shall, by notice to the Borrower declare the Commitments to be terminated forthwith, whereupon the Commitments shall immediately terminate; and (ii) with the consent of the Majority Lenders, the Administrative Agent may, or upon the request of the Majority Lenders, the Administrative Agent shall, by notice to the Borrower, declare the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement and the Notes to be due and payable forthwith, whereupon the same shall immediately become due and payable (any of the foregoing occurrences or actions referred to in clause (A) or (B) above, an "Acceleration"). Except as expressly provided above in this Section 6, presentment, demand, protest and all other notices of any kind are hereby expressly waived.

         Upon the occurrence of any Event of Default and at any time thereafter so long as any Event of Default shall be continuing, the Administrative Agent shall, upon the written instructions of the Majority Lenders, exercise any or all of the rights and powers and pursue any and all of the remedies available to it hereunder and (subject to the terms thereof) under the other Credit Documents, the Lease and the other Operative Agreements and shall have any and all rights and remedies available under the Uniform Commercial Code or any provision of law.

         Upon the occurrence of any Event of Default and at any time thereafter so long as any Event of Default shall be continuing, the Administrative Agent may, and upon request of the Majority Lenders shall, proceed to protect and enforce this Agreement, the Notes, the other Credit Documents and the Lease by suit or suits or proceedings in equity, at law or in bankruptcy, and whether for the specific performance of any covenant or agreement herein contained or in execution or aid of any power herein granted, or for foreclosure hereunder, or for the appointment of a receiver or receivers for the Facility or for the recovery of judgment for the indebtedness secured thereby or for the enforcement of any other proper, legal or equitable remedy available under applicable laws.

         The Borrower shall be liable for any and all accrued and unpaid amounts due hereunder before, after or during the exercise of any of the foregoing remedies, including all reasonable legal fees and other reasonable costs and expenses incurred by the Administrative Agent or any Lender by reason of the occurrence of any Event of Default or the exercise of remedies with respect thereto.


                  SECTION VII.  THE ADMINISTRATIVE AGENT

         (a) Appointment. Each Lender hereby irrevocably designates and appoints the Administrative Agent as the agent of such Lender under this Agreement and the other Operative Agreements, and each such Lender irrevocably authorizes the Administrative Agent, in such capacity, to execute the Operative Agreements as agent for and on behalf of such Lender, to take such action on behalf of such Lender under the provisions of this Agreement and the other Operative Agreements and to exercise such powers and perform such duties as are expressly delegated to the Administrative
Agent by the terms of this Agreement and other Operative Agreements, together with such other powers as are reasonably incidental thereto. Without limiting the generality of the foregoing, each of the Lenders hereby specifically acknowledges the terms and provisions of the Participation Agreement and directs the Administrative Agent to exercise such powers, make such decisions and otherwise perform such duties as are delegated to the Administrative Agent thereunder without being required to obtain any specific consent with respect thereto from any Lender. Notwithstanding any provision to the contrary elsewhere in this Agreement, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Operative Agreement or otherwise exist against the Administrative Agent.

         (b) Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement and the other Operative Agreements by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

         (c) Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates shall be (a) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Operative Agreement (except for its or such Person's own gross negligence or willful misconduct) or (b) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or the Lessee or any officer thereof contained in this Agreement or any other Operative Agreement or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Operative Agreement or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Operative Agreement or for any failure of the Borrower or the Lessee to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Operative Agreement, or to inspect the properties, books or records of the Borrower or the Lessee.

         (d) Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Note, writing, resolution, notice, consent, certificate, affidavit, letter, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower or the Lessee), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless a written notice of assignment, negotiation or transfer thereof shall have been filed with the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Operative Agreement unless it shall first receive such advice or concurrence of the Majority Lenders as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the other Operative Agreements in accordance with a request of the Majority Lenders, and such and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future holders of the Notes.

         (e) Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Administrative Agent has received written notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Majority Lenders; provided that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders.

         (f) Non-Reliance on Administrative Agent and Other Lenders. Each Lender expressly acknowledges that neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Borrower or the Lessee, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Borrower and the Lessee and made its own decision to make its Loans hereunder and enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Operative Agreements, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Borrower and the Lessee. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Borrower or the Lessee which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates.

         (g) Indemnification. The Lenders agree to indemnify the Administrative Agent, in its capacity as such (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so), ratably according to their respective Commitment Percentages in effect on the date on which indemnification is sought under this Section 7.7 (or, if indemnification is sought after the date upon which the Commitments shall have terminated and the Loans shall have been paid in full, ratably in accordance with their Commitment Percentages immediately prior to such date), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the Notes) be imposed on, incurred by or asserted against any of them in any way relating to or arising out of, the Commitments, this Agreement, any of the other Operative Agreements or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by any of them under or in connection with any of the foregoing; provided that no Lender shall be liable for the payment or any portion of such liabilities, obligations, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the gross negligence or willful misconduct of the Administrative Agent. The agreements in this
Section 7.7 shall survive the payment of the Notes and all other amounts payable hereunder.

         (h) Administrative Agent in Its Individual Capacity. The Administrative Agent and its Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower or the Lessee as though the Administrative Agent were not the Administrative Agent hereunder and under the other Operative Agreements. With respect to its Loans made or renewed by it and any Note issued to it, the Administrative Agent shall have the same rights and powers under this Agreement and the other Operative Agreements as any Lender and may exercise the same as though it were not the Administrative Agent, and the terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

         (i) Successor Administrative Agent. The Administrative Agent may resign at any time as Administrative Agent upon thirty days' notice to the Lenders, the Borrower and, so long as no Lease Event of Default shall have occurred and be continuing, the Lessee and may be removed at any time with cause by the Majority Lenders (which for purposes of this Section 7.9 shall not include the Holder). If the Administrative Agent shall resign or be removed as Administrative Agent under this Agreement, the Majority Lenders shall appoint from among the Lenders a successor Administrative Agent which successor Administrative Agent shall be subject to the approval of the Borrower and, so long as no Lease Event of Default shall have occurred and be continuing, the Lessee, such approval not to be unreasonably withheld or delayed. If no successor Administrative Agent is appointed prior to the effective date of the resignation or removal of the retiring Administrative Agent, the Administrative Agent may appoint, after consulting with the Lenders and subject to the approval of the Borrower and, so long as no Lease Event of Default shall have occurred and be continuing, the Lessee, such approval not to be unreasonably withheld or delayed, a successor Administrative Agent from among the Lenders. If no successor Administrative Agent has accepted appointment as Administrative Agent by the date which is thirty days following a retiring Administrative Agent's notice of resignation or removal, the retiring agent's notice of resignation or removal shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of Administrative Agent until such time, if any, as the Majority Lenders appoint a successor Administrative Agent, as provided for above. Upon the effective date of such resignation or removal, only such successor Administrative Agent shall succeed to all the rights, powers and duties of the retiring Administrative Agent and the term "Administrative Agent" shall mean such successor agent and the retiring Administrative Agent's rights, powers and duties in such capacity shall be terminated. After any retiring Administrative Agent resigns or is removed hereunder as Administrative Agent, the provisions of this Article VII and Section 9.5 shall inure to their respective benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement.

         (j) Actions of Administrative Agent on Behalf of Holder. The parties hereto specifically acknowledge and consent to the Administrative Agent's acting on behalf of the Holder as provided in the Participation Agreement, and, in any such case, the Lenders acknowledge that the Holder shall be entitled to vote as "Lenders" hereunder to the extent required or permitted by the Operative Agreements (including specifically without limitation Section
10.6 of the Participation Agreement).

         (k) The Administrative Agent's Duty of Care. Other than the exercise of reasonable care to assure the safe custody of the Collateral while being held by the Administrative Agent hereunder or under any other Operative Agreement, the Administrative Agent shall have no duty or liability to preserve rights pertaining thereto, it being understood and agreed that the Lessee shall be responsible for preservation of all rights in the Collateral, and the Administrative Agent shall be relieved of all responsibility for the Collateral upon surrendering it or tendering the surrender of it to the Lessee. The Administrative Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Administrative Agent accords its own property, which shall be no less than the treatment employed by a reasonable and prudent agent in the industry, it being understood that the Administrative Agent shall not have responsibility for taking any necessary steps to preserve rights against any parties with respect to any of the Collateral.


        SECTION VIII.  MATTERS RELATING TO PAYMENTS AND COLLATERAL

         (a) Collection and Allocation of Payments and Other Amounts. The Lessee, the Construction Agent, the Administrative Agent, the Lenders, the Holder and the Borrower have agreed pursuant to the terms of Section 10.7 of the Participation Agreement to a procedure for the allocation and distribution of certain payments and distributions, including without limitation the proceeds of Collateral.

         (b) Certain Remedial Matters. Notwithstanding any other provision of this Agreement or any other Credit Document:

           the Borrower shall at all times retain all rights to Holder Excepted Payments payable to it and to demand, collect or commence an action at law to obtain such payments and to enforce any judgment with respect thereto; and

           the Borrower and the Holder shall at all times retain the right, but not to the exclusion of the Administrative Agent, (A) to receive from the Lessee all notices, certificates and other documents and all information that the Lessee is permitted or required to give or furnish to the "Borrower" or the "Lessor" pursuant to the Lease, the Participation Agreement or any other Operative Agreement, (B) to retain all rights with respect to insurance that
Article XIV of the Lease specifically confers upon the "Lessor", (C) to provide such insurance as the Lessee shall have failed to maintain or as the Borrower or the Holder may desire, and (D) to enforce compliance by the Lessee with the provisions of Articles VIII, IX, X, XI, XIV and XVII of the Lease.

         (c) Release of the Facility, etc. If the Lessee shall at any time purchase the Facility pursuant to the terms of the Lease, or the Construction Agent shall purchase the Facility pursuant to the Agency Agreement, or if the Facility shall be sold in accordance with Article XXII of the Lease, then, upon satisfaction by the Borrower of its obligation to prepay the Loans, the Holder Fundings and all other amounts owing to the Lenders and the Holder under the Operative Agreements, the Administrative Agent is hereby authorized and directed to release the Facility from the Liens created by the Security Documents to the extent of its interest therein. In addition, upon the termination of the Commitments and the payment in full of the Loans and all other amounts owing by the Borrower hereunder or under any other Credit Document, the Administrative Agent is hereby authorized and directed to release the Facility from the Liens created by the Security Documents to the extent of its interest therein. Upon request of the Borrower following any such release, the Administrative Agent shall, at the sole cost and expense of the Lessee, execute and deliver to the Borrower and the Lessee such documents as the Borrower or the Lessee shall reasonably request to evidence such release.

         (d) Holder Excepted Payments. Notwithstanding any other provision of this Agreement or the Security Documents, any Holder Excepted Payment received at any time by the Administrative Agent shall be distributed promptly to the Person entitled to receive such Holder Excepted Payment.


                        SECTION IX.  MISCELLANEOUS

         (a) Amendments and Waivers. Neither this Agreement, any other Credit Document, nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this Section 9.1 and
Section 14.5 of the Participation Agreement, and the provisions of this
Section 9.1 shall in all cases be subject to the provisions of Section 10.8 of the Participation Agreement. The Majority Lenders may, or, with the written consent of the Majority Lenders, the Administrative Agent may, from time to time, subject to the provisions of Section 10.8 of the Participation Agreement, (a) enter into with the Borrower written amendments, supplements or modifications to the Credit Documents for the purpose of adding any provisions to the Credit Documents or changing in any manner the rights of the Administrative Agent, the Lenders or the Borrower thereunder or (b) waive, on such terms and conditions as the Majority Lenders or the Administrative Agent, as the case may be, may specify in such instrument, any of the requirements of the Credit Documents or any Default or Event of Default and its consequences. In addition, but subject to the provisions of
Section 10.8 of the Participation Agreement, the Administrative Agent may from time to time consent in writing to amendments, supplements, modifications or waivers, and may grant consents, with respect to any Operative Agreement (other than the Credit Documents), subject to receipt of the prior written consent of the Majority Lenders. Notwithstanding the foregoing, no such amendment, supplement, modification, waiver or consent shall (i) reduce the amount or extend the scheduled date of maturity of any Note, or reduce the stated rate of any interest payable hereunder (other than as a result of waiving the applicability of any post-default increase in interest rates) or any Lender Unused Fees payable under the Participation Agreement or extend the scheduled date of any payment of such interest or Lender Unused Fees or increase the amount or extend the expiration date of any Lender's Commitment, in each case without the consent of each Lender directly affected thereby, or (ii) amend, modify or waive any provision of this Section 9.1 or reduce the percentage specified in the definition of Majority Lenders, or consent to the assignment or transfer by the Borrower of any of its rights and obligations under the Credit Documents or release a material portion of the Collateral (except in accordance with Section 8.3) or release the Lessee from its obligations under the Lease or otherwise alter any payment obligations of the Lessee to the Lessor under the Operative Agreements, in each case without the written consent of all the Lenders, or
(iii) amend, modify or waive any provision of Section 7 without the written consent of the then Administrative Agent or (iv) permit Fundings for Work in excess of the Construction Budget without the unanimous consent of the Lenders and the Holder, or (v) eliminate the automatic option (in the absence of the unanimous election of the Lenders and the Holder) under
Section 5.3(a) of the Agency Agreement requiring that the Construction Agent pay certain liquidated damages in exchange for the conveyance of the Facility to the Construction Agent, or (vi) permit the extension of the Construction Period beyond the date that is two (2) years from the Initial Closing Date without the unanimous consent of the Lenders and the Holder. Any such waiver or consent and any such amendment, supplement or modification shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lessee, the Lenders and the Administrative Agent and all future holders of the Notes. In the case of any waiver, the Borrower, the Lessee, the Lenders and the Administrative Agent shall be restored to their former position and rights under the Credit Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; but no such waiver shall extent to any subsequent or other Default or Event of Default, or impair any right consequent thereon.

         Anything in this Agreement to the contrary notwithstanding, if at a time when the conditions precedent set forth in Section 4.2 hereof to any Loan hereunder are, in the opinion of the Majority Lenders, satisfied, any Lender shall fail to fulfill its obligations to make such Loan (any such Lender, a "Defaulting Lender") then, for so long as such failure shall continue, the Defaulting Lender shall (unless the Borrower and the Majority Lenders, determined as if the Defaulting Lender were not a "Lender" hereunder, shall otherwise consent in writing) be deemed for all purposes relating to amendments, modifications, waivers or consents under this Agreement (including, without limitation, under this Section 9.1) to have no Loans, shall not be treated as a "Lender" hereunder when performing the computation of Majority Lenders, and shall have no rights under the preceding paragraph of this Section 9.1; provided that any action taken by the other Lenders pursuant to this paragraph with respect to the matters referred to in clause (i) through (vi) of the preceding paragraph shall not be effective as against the Defaulting Lender.

         (b) Notices. All notices required or permitted to be given under this Agreement shall be in writing. Notices may be served by certified or registered mail, postage paid with return receipt requested; by private courier, prepaid; by telex, facsimile, or other telecommunication device capable of transmitting or creating a written record; or personally. Mailed notices shall be deemed delivered five days after mailing, properly addressed. Couriered notices shall be deemed delivered when delivered as addressed, or if the addressee refuses delivery, when presented for delivery notwithstanding such refusal. Telex or telecommunicated notices shall be deemed delivered when receipt is either confirmed by confirming transmission equipment or acknowledged by the addressee or its office. Personal delivery shall be effective when accomplished. Unless a party changes its address by giving notice to the other parties hereto as provided herein, notices shall be delivered to the Lenders as set forth in Schedule 1.1 hereto and to the other parties hereto at the following addresses:

    The Borrower:

         First Security Bank of Utah, N.A.
         79 South Main Street
         Salt Lake City, Utah  84111
         Attention: Mr. Val T. Orton
                    Corporate Trust Counsel
         Telephone: (801) 246-5300
         Telecopy:  (801) 246-5053

    NationsBank, as Administrative Agent:

         NationsBank, N.A. (South)
         600 Peachtree Street, N.E.
         21st Floor
         Atlanta, Georgia 30308
         Attention:  Catherine J. Rhodes
                     Vice President
         Telephone No.:  (404) 607-5531
         Telecopy No.:   (404) 607-6484

    With a copy to:

         NationsBank, N.A.
              NC1-001-15-04
         101 North Tryon Street
         15th Floor
         Charlotte, North Carolina 28255
         Attention:  Melissa P. Mullis
                     Corporate Credit Services
                          Representative
         Telephone No.:  (704) 386-2881
         Telecopy No.:   (704) 386-9923


or such additional parties, including future noteholders, and/or other address as such party may hereafter designate, and shall be effective upon receipt or refusal thereof, provided that any notice, request or demand to or upon the Administrative Agent or the Lenders pursuant to Section 2.3, 2.5 2.6 or 2.7 shall not be effective until received.

         (c) No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Lender, any right, remedy, power or privilege hereunder or under the other Credit Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or future exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

         (d) Survival of Representations and Warranties. All representations and warranties made hereunder, in the other Credit Documents and in any document, certificate or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement and the Notes and the making of the Loans hereunder.

         (e) Payment of Expenses and Taxes. The Borrower agrees to: (a) pay all reasonable out-of-pocket costs and expenses (to the extent incurred) of (i) the Administrative Agent whether or not the transactions herein contemplated are consummated, in connection with the negotiation, preparation, execution and delivery of the Operative Agreements and the documents and instruments referred to therein and any amendment, waiver or consent relating thereto (including, without limitation, the reasonable fees and disbursements of Moore & Van Allen, PLLC) and (ii) the Administrative Agent and each of the Lenders in connection with the enforcement of the Operative Agreements and the documents and instruments referred to therein (including, without limitation, the reasonable fees and disbursements of counsel for the Administrative Agent and for each of the Lenders) and (b) pay and hold each of the Lenders harmless from and against any and all present and future stamp and other similar taxes with respect to the foregoing matters and save each of the Lenders harmless from and against any all liabilities with respect to or resulting from any delay or omission (other than to the extent attributable to such Lender) to pay such taxes.

         (f) Successors and Assigns; Participations and Assignments. This Agreement shall be binding upon and inure to the benefit of the Borrower, the Lenders, the Administrative Agent, all future holders of the Notes and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of each Lender.

         (g) Participations. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks, financial institutions or other entities (each, a "Participant") participating interests in any Loan owing to such Lender, any Note held by such Lender, any Commitment of such Lender or any other interest of such Lender hereunder and under the other Operative Agreements; provided that any such sale of a participating interest shall be in a principal amount of at least $5,000,000. In the event of any such sale by a Lender of a participating interest to a Participant, such Lender's obligations under this Agreement to the other parties to this Agreement shall remain unchanged, such Lender shall remain solely responsible for the performance thereof, such Lender shall remain the holder of any such Note for all purposes under this Agreement and the Notes, and the Borrower and the Administrative Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and the Notes. In no event shall any Participant have any right to approve any amendment or waiver of any provision of this Agreement or any other Operative Agreement, or any consent to any departure by the Borrower or any other Person therefrom, except to the extent that such amendment, waiver or consent would (a) reduce the principal of, or interest on, any Loan or Note, or postpone the date of the final maturity of any Loan or Note, or reduce the amount of any Lender Unused Fee, in each case to the extent subject to such participation or (b) release all or substantially all of the Collateral. The Borrower agrees that, while an Event of Default shall have occurred and be continuing, if amounts outstanding under this Agreement and the Notes are due or unpaid, or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall, to the maximum extent permitted by applicable law, be deemed to have the right of setoff in respect of its participating interests in amounts owing directly to it as a Lender under this Agreement or any Note, provided that, in purchasing such participating interest, such Participant shall be deemed to have agreed to share with the Lenders the proceeds thereof as provided in Section 9.10(a) as fully as if it were a Lender hereunder. The Borrower also agrees that each Participant shall be entitled to the benefits of Sections 2.11, 2.12 and 2.13 with respect to its participation in the Commitments and the Loans outstanding from time to time as if it was a Lender; provided that, in the case of Section 2.13, such Participant shall have complied with the requirements of said Section and provided, further, that no Participant shall be entitled to receive any greater amount pursuant to any such Section than the transferor Lender would have been entitled to receive in respect of the amount of the participation transferred by such transferor Lender to such Participant had no such transfer occurred.

         (h)  Assignments.    Any Lender may, in the ordinary course of its
business and in accordance with applicable law, at any time and from time to time assign to any Lender or any affiliate of any Lender or, with the consent, subject to Section 11.1 of the Participation Agreement, of the Borrower and the Administrative Agent (which in each case shall not be unreasonably withheld or delayed and which consent of the Borrower shall not be required during the continuation of any Event of Default), to an additional bank, financial institution or other entity that is either organized under the laws of the United States or any state thereof or is a foreign bank that operates a branch office in the United States, (each, a "Purchasing Lender") all or any part of its rights and obligations under this Agreement and the other Operative Agreements pursuant to an Assignment and Acceptance, substantially in the form of Exhibit B, executed by such Purchasing Lender, such assigning Lender (and, in the case of a Purchasing Lender that is not a Lender or an affiliate thereof, subject to Section 11.1 of the Participation Agreement, by the Borrower and the Administrative Agent) and delivered to the Administrative Agent for its acceptance and recording in the Register; provided that no such assignment to a Purchasing Lender (other than any Lender or any affiliate thereof) shall be in an aggregate principal amount less than $10,000,000
(other than in the case of an assignment of all of a Lender's interests under this Agreement and the Notes). Upon such execution, delivery, acceptance and recording, from and after the effective date determined pursuant to such Assignment and Acceptance, (x) the Purchasing Lender thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder with a Commitment as set forth therein, and (y) the assigning Lender thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the remaining portion of an assigning Lender's rights and obligations under this Agreement, such assigning Lender shall cease to be a party hereto). Notwithstanding anything to the contrary in this Agreement, the consent of the Borrower shall not be required, and, unless requested by the relevant Purchasing Lender and/or assigning Lender, new Notes shall not be required to be executed and delivered by the Borrower, for any assignment which occurs at any time when any of the events described in Section 6(g) shall have occurred and be continuing.

              Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and a Purchasing Lender (and, in the case of a Purchasing Lender that is not a Lender or an affiliate thereof, by the Borrower and the Administrative Agent) together with payment to the Administrative Agent of a registration and processing fee of $2,500 (which shall not be payable by the Borrower or the Lessee, except as otherwise provided in connection with an assignment requested in accordance with Section 2.14(b)), the Administrative Agent shall (i) promptly accept such Assignment and Acceptance and (ii) promptly after the effective date determined pursuant thereto, record the information contained therein in the Register and give notice of such acceptance and recordation to the Lenders and the Borrower. On or prior to such effective date, the Borrower, at its own expense, shall execute and deliver to the Administrative Agent new Notes (in exchange for the Notes of the assigning Lender), each in an amount equal to the Commitment assumed or Loans purchased by the relevant Purchasing Lender pursuant to such Assignment and Acceptance, and, if the assigning Lender has retained a Commitment or any Loan hereunder, new Notes to the order of the assigning Lender, each in an amount equal to the Commitment or Loans retained by it hereunder. Such new Notes shall be dated the Effective Date and shall otherwise be in the form of the Notes replaced thereby.

              Each Purchasing Lender (other than any Lender organized and existing under the laws of the U.S. or any political subdivision in or of the U.S.), by executing and delivering an Assignment and Acceptance,

              (A) agrees to execute and deliver to the Administrative Agent, as promptly as practicable, four signed copies (two for the Administrative Agent and two for delivery by the Administrative Agent to the Borrower) of Form 1001 or Form 4224 (or any successor form or comparable form) (it being nderstood that if the applicable form is not so delivered, payments under or in respect of this Agreement may be subject to withholding and deduction);

              (B) represents and warrants to the Borrower and the Administrative Agent that the form so delivered is true and accurate and that, as of the effective date of the applicable Assignment and Acceptance, each of such Purchasing Lender's Lending Offices is entitled to receive payments of principal and interest under or in respect of this Agreement without withholding or deduction for or on account of any taxes imposed by the U.S. Federal government;

              (C) agrees to annually hereafter deliver to each of the Borrower and the Administrative Agent not later than December 31 of the year preceding the year to which it will apply, two further properly completed signed copies of Form 1001 or Form 4224 (or any successor form or comparable form), as appropriate, unless an event has occurred which renders the relevant form inapplicable (it being understood that if the applicable form is not so delivered, payments under or in respect of this Agreement may be subject to withholding and deduction);

              (D) agrees to promptly notify the Borrower and the Administrative Agent in writing if it ceases to be entitled to receive payments of principal and interest under or in respect of this Agreement without withholding or deduction for or on account of any taxes imposed by the U.S. or any political subdivision in or of the U.S. (it being understood that payments under or in respect of this Agreement may be subject to withholding and deduction in such event);

              (E) acknowledges that in the event it ceases to be exempt from withholding and/or deduction of such taxes, the Administrative Agent may withhold and/or deduct the applicable amount from any payments to which such assignee Lender would otherwise be entitled, without any liability to such assignee Lender therefor; and

              (F) agrees to indemnify the Borrower and the Administrative Agent from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs or expenses that result from such assignee Lender's breach of any such representation, warranty or agreement.

              Any Lender party to this Agreement may, from time to time and without the consent of the Borrower or any other Person, may pledge or assign for security purposes any portion of its Loans or any other interests in this Agreement and the other Credit Documents to any Federal Reserve Bank.

         (i)  The Register; Disclosure; Pledges to Federal Reserve Banks.
The Administrative Agent shall maintain at its address referred to in Section
9.2 a copy of each Assignment and Acceptance delivered to it and a register (the "Register") for the recordation of the names and addresses of the Lenders, the Commitments of the Lenders, and the principal amount of the Loans owing to each Lender from time to time. The entries in the Register shall be conclusive, in the absence of clearly demonstrable error, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register as the owner of the Loan recorded therein for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable notice.

              Nothing herein shall prohibit any Lender from pledging or assigning any Note to any Federal Reserve Bank in accordance with applicable law.

         (j)  Adjustments; Set-off.   Except as otherwise expressly provided in
Section 8.1 hereof and Section 10.7 of the Participation Agreement where, and to the extent, one Lender is entitled to payments prior to other Lenders, if any Lender (a "Benefitted Lender") shall at any time receive any payment of all or part of its Loans, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Section 6(g), or otherwise), in a greater proportion than any such payment to or collateral received by any other Lender, if any, in respect of such other Lender's Loans, or interest thereon, such Benefitted Lender shall purchase for cash from the other Lenders a participating interest in such portion of each such other Lender's Loan, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such Benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such Benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the event of such recovery, but without interest.

              In addition to any rights now or hereafter granted under applicable law or otherwise, and not by way of limitation of any such rights, upon the occurrence of an Event of Default, the Administrative Agent and each Lender is hereby authorized at any time or from time to time, without presentment, demand, protest or other notice of any kind to the Borrower or to any other Person, any such notice being hereby expressly waived, to set off and to appropriate and apply any and all deposits (general or special) and any other Indebtedness at any time held or owing by the Administrative Agent or such Lender (including, without limitation, by branches and agencies of the Administrative Agent or such Lender wherever located) to or for the credit or the account of the Borrower against and on account of the obligations and liabilities of the Borrower to the Administrative Agent or such Lender under this Agreement or under any of the other Operative Agreements, including, without limitation, all interests in obligations of the Borrower purchased by any such Lender pursuant to Section 9.10(a), and all other claims of any nature or description arising out of or connected with this Agreement or any other Operative Agreement, irrespective or whether or not the Administrative Agent or such Lender shall have made any demand and although said obligations, liabilities or claims, or any of them, shall be contingent or unmatured.

         (k) Counterparts. This Agreement may be executed by one or more of the parties to this Agreement on any number of separate counterparts (including by telecopy), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Agreement signed by all the parties shall be lodged with the Borrower and the Administrative Agent.

         (l) Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

         (m) Integration. This Agreement and the other Credit Documents represent the agreement of the Borrower, the Administrative Agent, and the Lenders with respect to the subject matter hereof, and there are no promises, undertakings, representations or warranties by the Administrative Agent or any Lender relative to subject matter hereof not expressly set forth or referred to herein or in the other Credit Documents.

         (n) GOVERNING LAW. THIS AGREEMENT AND THE NOTES AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES UNDER THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF GEORGIA.

         (o) Submission To Jurisdiction; Waivers. The Borrower hereby irrevocably and unconditionally:

              submits for itself and its property in any legal action or proceeding relating to this Agreement and the other Credit Documents to which it is a party, or for recognition and enforcement of any judgement in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of Georgia, the courts of the United States of America for the Northern District of Georgia, and appellate courts from any thereof;

              agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail) postage prepaid, to the Borrower at its address set forth in Section 9.2 or at such other address of which the Administrative Agent shall have been notified pursuant thereto;

              agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

              waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this Section 9.15 any special, exemplary, punitive or consequential damages.

         (p)  Acknowledgements.  Borrower hereby acknowledges that:

              neither the Administrative Agent nor any Lender has any fiduciary relationship with or duly to the Borrower arising out of or in connection with this Agreement or any of the other Credit Documents, and the relationship between the Administrative Agent and the Lenders, on one hand, and the Borrower, on the other hand, in connection herewith or therewith is solely that of debtor and creditor; and

              no joint venture is created hereby or by the other Credit Documents or otherwise exists by virtue of the transactions contemplated hereby among the Lenders or among the Borrower and the Lenders.

         (q) WAIVERS OF JURY TRIAL. TO THE FULLEST EXTENT ALLOWED BY APPLICABLE LAW, THE BORROWER, THE ADMINISTRATIVE AGENT AND THE LENDERS HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN.

         (r) Nonrecourse. Anything to the contrary contained in this Agreement or in any other Operative Agreement notwithstanding, neither the Borrower nor any officer, director or shareholder thereof, nor any of the Borrower's successors or assigns (all such Persons being hereinafter referred to collectively as the "Exculpated Persons"), shall be personally liable in any respect for any liability or obligation hereunder or under any other Operative Agreement including the payment of the principal of, or interest on, the Notes, or for monetary damages for the breach of performance of any of the covenants contained in this Agreement, the Notes or any of the other
Operative Agreements. The Administrative Agent and the Lenders agree that, in the event any of them pursues any remedies available to them under this Agreement, the Notes or any other Operative Agreement, neither the Administrative Agent nor the Lenders shall have any recourse against the Borrower, nor any other Exculpated Person, for any deficiency, loss or claim for monetary damages or otherwise resulting therefrom and recourse shall be had solely and exclusively against the Trust Estate and the Lessee; but nothing contained herein shall be taken to prevent recourse against or the enforcement of remedies against the Trust Estate in respect of any and all liabilities, obligations and undertakings contained in this Agreement, the Notes or any other Operative Agreement. The Administrative Agent and the Lenders further agree that the Borrower shall not be responsible for the payment of any amounts owing hereunder (excluding principal and interest
(other than Overdue Interest) in respect of the Loans) (such non-excluded amounts, "Supplemental Amounts") except to the extent that payments of Supplemental Rent designated by the Lessee for application to such Supplemental Amounts shall have been paid by the Lessee pursuant to the Lease (it being understood that the failure by the Lessee for any reason to pay any Supplemental Rent in respect of such Supplemental Amounts shall nevertheless be deemed to constitute a default by the Borrower for the purposes of
Section 6(a)(ii)). Notwithstanding the foregoing provisions of this Section 9.18, nothing in this Agreement or any other Operative Agreement shall (a) constitute a waiver, release or discharge of any obligation evidenced or secured by this Agreement or any other Credit Document, (b) limit the right of the Administrative Agent or any Lender to name the Borrower as a party defendant in any action or suit for judicial foreclosure and sale under any Security Document, or (c) affect in any way the validity or enforceability of any guaranty (whether of payment and/or performance) given to the Lessor, the Administrative Agent or the Lenders, or of any indemnity agreement given by the Borrower, in connection with the Loans made hereunder.

    (s) USURY SAVINGS PROVISION. IT IS THE INTENT OF THE PARTIES HERETO TO CONFORM TO AND CONTRACT IN STRICT COMPLIANCE WITH APPLICABLE USURY
LAW FROM TIME TO TIME IN EFFECT. TO THE EXTENT ANY PAYMENTS HEREUNDER ARE HEREINAFTER CHARACTERIZED BY ANY COURT OF COMPETENT JURISDICTION
AS THE REPAYMENT OF PRINCIPAL AND INTEREST THEREON, THIS SECTION 9.19 SHALL APPLY. ANY SUCH PAYMENTS SO CHARACTERIZED AS INTEREST MAY BE REFERRED TO HEREIN AS "INTEREST." ALL AGREEMENTS AMONG THE PARTIES HERETO ARE HEREBY LIMITED BY THE PROVISIONS OF THIS PARAGRAPH WHICH
SHALL OVERRIDE AND CONTROL ALL SUCH AGREEMENTS, WHETHER NOW EXISTING
OR HEREAFTER ARISING AND WHETHER WRITTEN OR ORAL.  IN NO WAY, NOR IN
ANY EVENT OR CONTINGENCY (INCLUDING, BUT NOT LIMITED TO, PREPAYMENT OR ACCELERATION OF THE MATURITY OF ANY OBLIGATION), SHALL ANY INTEREST TAKEN, RESERVED, CONTRACTED FOR, CHARGED, OR RECEIVED UNDER THIS AGREEMENT OR OTHERWISE, EXCEED THE MAXIMUM NONUSURIOUS AMOUNT
PERMISSIBLE UNDER APPLICABLE LAW. IF, FROM ANY POSSIBLE CONSTRUCTION OF ANY OF THE OPERATIVE AGREEMENTS OR ANY OTHER DOCUMENT OR AGREEMENT, INTEREST WOULD OTHERWISE BE PAYABLE IN EXCESS OF THE MAXIMUM
NONUSURIOUS AMOUNT, ANY SUCH CONSTRUCTION SHALL BE SUBJECT TO THE PROVISIONS OF THIS PARAGRAPH AND SUCH AMOUNTS UNDER SUCH DOCUMENTS
OR AGREEMENTS SHALL BE AUTOMATICALLY REDUCED TO THE MAXIMUM
NONUSURIOUS AMOUNT PERMITTED UNDER APPLICABLE LAW, WITHOUT THE
NECESSITY OF EXECUTION OF ANY AMENDMENT OR NEW DOCUMENT OR
AGREEMENT.  IF THE ADMINISTRATIVE AGENT OR ANY LENDER SHALL EVER
RECEIVE ANYTHING OF VALUE WHICH IS CHARACTERIZED AS INTEREST WITH
RESPECT TO THE OBLIGATIONS OWED HEREUNDER OR UNDER APPLICABLE LAW AND WHICH WOULD, APART FROM THIS PROVISION, BE IN EXCESS OF THE MAXIMUM LAWFUL AMOUNT, AN AMOUNT EQUAL TO THE AMOUNT WHICH WOULD HAVE BEEN EXCESSIVE INTEREST SHALL, WITHOUT PENALTY, BE APPLIED TO THE REDUCTION
OF THE COMPONENT OF PAYMENTS DEEMED TO BE PRINCIPAL AND NOT TO THE PAYMENT OF INTEREST, OR REFUNDED TO BORROWER OR ANY OTHER PAYOR
THEREOF, IF AND TO THE EXTENT SUCH AMOUNT WHICH WOULD HAVE BEEN
EXCESSIVE EXCEEDS THE COMPONENT OF PAYMENTS DEEMED TO BE PRINCIPAL.
THE RIGHT TO DEMAND PAYMENT OF ANY AMOUNTS EVIDENCED BY ANY OF THE OPERATIVE AGREEMENTS DOES NOT INCLUDE THE RIGHT TO RECEIVE ANY
INTEREST WHICH HAS NOT OTHERWISE ACCRUED ON THE DATE OF SUCH DEMAND,
AND NEITHER THE ADMINISTRATIVE AGENT NOR ANY LENDER INTENDS TO CHARGE
OR RECEIVE ANY UNEARNED INTEREST IN THE EVENT OF SUCH DEMAND. ALL INTEREST PAID OR AGREED TO BE PAID TO THE ADMINISTRATIVE AGENT OR ANY LENDER SHALL, TO THE EXTENT PERMITTED BY APPLICABLE LAW, BE AMORTIZED, PRORATED, ALLOCATED, AND SPREAD THROUGHOUT THE FULL STATED TERM (INCLUDING ANY RENEWAL OR EXTENSION) OF THIS AGREEMENT SO THAT THE
AMOUNT OF INTEREST ON ACCOUNT OF SUCH PAYMENTS DOES NOT EXCEED THE MAXIMUM NONUSURIOUS AMOUNT PERMITTED BY APPLICABLE LAW.

    (t)  Replacement of Non-Extending Lenders.   In the event the Lessee shall
request the Borrower under the Lease to extend the second Renewal Term beyond February 6, 2003, so long as no Event of Default then exists, the Lessee shall have the right to cause the Borrower to replace any Lender which does not consent to such extension (a "Non-Extending Lender"), provided, that prior to any such replacement, all outstanding Loans of such Non-Extending Lender, accrued and unpaid interest thereon and all other amounts due and owing to such Non-Extending Lender hereunder and under the other Operative Agreements shall be paid in full to such Non-Extending Lender.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually except as expressly stated herein, but solely as Owner Trustee for GGC Trust 1996-1

                              By:
                              Name:
                              Title:

                              Agreed to:


                              Val T. Orton, subject to Section 6.9 of the
                              Trust Agreement, as Owner Trustee


                              NATIONSBANK, N.A. (SOUTH), as Administrative
                              Agent

                              By:
                              Name:
                              Title:


                              ABN AMRO BANK N.V., as a Lender

                              By:
                              Name:
                              Title:


                              BANK OF MONTREAL, as a Lender

                              By:
                              Name:
                              Title:


                              THE BANK OF NEW YORK, as a Lender

                              By:
                              Name:
                              Title:


                              THE BANK OF NOVA SCOTIA, as a Lender

                              By:
                              Name:
                              Title:


                              THE BANK OF TOKYO TRUST COMPANY, as a
                              Lender

                              By:
                              Name:
                              Title:


                              THE CHASE MANHATTAN BANK, N.A., as a
                              Lender

                              By:
                              Name:
                              Title:


                              THE DAI-ICHI KANGYO BANK, LIMITED,
                              ATLANTA AGENCY, as a Lender

                              By:
                              Name:
                              Title:


                              THE FUJI BANK, LIMITED, as a Lender

                              By:
                              Name:
                              Title:


                              THE INDUSTRIAL BANK OF JAPAN, LIMITED, as a Lender

                              By:
                              Name:
                              Title:


                              THE SAKURA BANK, LIMITED, ATLANTA
                              AGENCY, as a Lender

                              By:
                              Name:
                              Title:


                              RABOBANK NEDERLAND, NEW YORK BRANCH,
                              as a Lender

                              By:
                              Name:
                              Title:


                              By:
                              Name:
                              Title:


                              THE TOKAI BANK, LIMITED, ATLANTA
                              AGENCY, as a Lender

                              By:
                              Name:
                              Title:


                              WACHOVIA BANK OF GEORGIA, N.A., as a Lender

                              By:
                              Name:
                              Title:

                               Schedule 1.1


                                             Commitment
Name and Address of Lender            Amount         Percentage

ABN AMRO Bank N.V.                    $7,000,000     6.862745098%
One Ravinia Drive, Suite 1200
Atlanta, GA  30346
Attn:  Reenie Williamson
Phone:  (770) 396-0066
Fax:  (770) 399-7397


Bank of Montreal                      $7,000,000     6.862745098%
430 Park Avenue
New York, NY  10022
Attn:  Bernard Silgardo
Phone:  (212) 605-1647
Fax: (212) 605-1451


The Bank of New York                  $7,000,000     6.862745098%
One Wall Street, 22nd Floor
New York, NY  10286
Attn:  Greg Batson
Phone:  (212) 635-6898
Fax:  (212) 635-6434


The Bank of Nova Scotia               $7,000,000     6.862745098%
Atlanta Agency
600 Peachtree Street, N.E.
Atlanta, GA  30308
Attn:  F.C.H. Ashby
Phone:  (404) 877-1500
Fax:  (404) 888-8998


The Bank of Tokyo Trust Company       $8,800,000     8.627450981%
National Banking Department
1251 Avenue of the America
New York, NY  10116
Attn:  Joseph P. Devoe
Phone:  (212) 782-4318
Fax:  (212) 782-6440

The Chase Manhattan Bank, N.A.        $9,000,000     8.823529411%
1 Chase Manhattan Plaza, 4th Floor
New York, NY  10081
Attn:  Michael McGovern
Phone:  (212) 552-6332
Fax:  (212) 552-7175


The Dai-Ichi Kangyo Bank, Ltd.,       $7,000,000     6.862745098%
  Atlanta Agency
Marquis Two Tower, Suite 2400
285 Peachtree Center Avenue, NE
Atlanta, GA  30303
Attn:  Patrick J. Tracy
Phone:  (404) 581-0200
Fax:  (404) 581-9657


The Fuji Bank, Limited                $8,800,000     8.627450981%
245 Peachtree Center Avenue, NE
Suite 2100
Atlanta, GA  30303
Attn:  Scott Keller
Phone:  (404) 653-2100
Fax:  (404) 653-2119


The Industrial Bank of Japan          $8,800,000     8.627450981%
 Limited
245 Park Avenue, 23rd Floor
New York, NY  10167-0037
Attn:  Mikihide Katsumata
Phone:  (212) 309-6452
Fax:  (212) 682-2870


The Sakura Bank, Limited              $8,800,000     8.627450981%
Atlanta Agency
245 Peachtree Center Avenue, NE
Suite 2703
Atlanta, GA  30303
Attn:  Charles S. Zimmerman
Phone:  (404) 521-3111
Fax:  (404) 521-1133


Rabobank Nederland, New York Branch   $7,000,000     6.862745098%
245 Park Avenue
New York, New York  10167
Attn:  Corporate Services Department
Phone:  (212) 916-7800
Fax:  (212) 818-0233


The Tokai Bank, Limited,              $7,000,000     6.862745098%
 Atlanta Agency
Marquis Two Tower, Suite 2802
285 Peachtree Center Avenue, NE
Atlanta, GA  30303
Attn:  Bruce Dearing
Phone:  (404) 880-4601
Fax:  (404) 653-0737


Wachovia Bank of Georgia, N.A.        $8,800,000     8.627450981%
191 Peachtree Street, NE
Mail Code - 3940
Atlanta, GA  30303-1757
Attn:  Michael Mountcastle
Phone:  (404) 332-5317
Fax:  (404) 332-5016

                                                                  Exhibit A


                                   NOTE

$______________                                             _______________
                                                               ______, 1996


     FOR VALUE RECEIVED, the undersigned, FIRST SECURITY BANK OF UTAH, N.A., not in its individual capacity, but solely as Owner Trustee for the GGC Trust 1996-1 (the "Borrower"), hereby unconditionally promises to pay to the order of [Lender] (the "Lender") at the office of ________________________________
________________________ in lawful money of the United States of America and in immediately available funds, on the Maturity Date, the principal amount of
(a) __________________________________________________________ NO/100 DOLLARS
($_____________), or, if less, (b) the aggregate unpaid principal amount of all Loans made by the Lender to the Borrower pursuant to Section 2.1 of the Credit Agreement (as defined below). The Borrower agrees to make partial repayments of principal in the amounts and on the dates as provided in
Section 2.6(d) of the Credit Agreement and the Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding at the rates and on the dates specified in
Section 2.8 of such Credit Agreement.

     The holder of this Note is authorized to endorse on the schedules annexed hereto and made a part hereof or on a continuation thereof which shall be attached hereto and made a part hereof the date, Type and amount of each Loan made pursuant to the Credit Agreement and the date and amount of each payment or prepayment of principal thereof, each continuation thereof and each conversion of all or a portion thereof to another Type. Each such endorsement shall constitute prima facie evidence of the accuracy of the information endorsed. The failure to make any such endorsement or any error in such endorsement shall not affect the obligations of the Borrower in respect of such Loan.

     This Note (a) is one of the Notes referred to in the Credit Agreement dated February 6, 1996 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Lender, the other banks and financial institutions from time to time parties thereto and NationsBank, N.A. (South), as Administrative Agent, (b) is subject to the provisions of the Credit Agreement (including, without limitation, Section
9.18 thereof) and (c) is subject to optional and mandatory prepayment in whole or in part as provided in the Credit Agreement. Reference is hereby made to the Credit Documents for a description of the properties and assets in which a security interest has been granted, the nature and extent of the security and the guarantees, the terms and conditions upon which the security interests and each guarantee were granted and the rights of the holder of this Note in respect thereof.

     Upon the occurrence of any one or more of the Events of Default, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable, all as provided in the Credit Agreement.

     All parties now and hereafter liable with respect to this Note, whether maker, principal, surety, guarantor, endorser or otherwise, hereby waive presentment, demand, protest and all other notices of any kind.

     Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

     THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF GEORGIA.


                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually, but solely as Owner Trustee for GGC Trust 1996-1


                              By:
                              Name:
                              Title:

                              Agreed to:


                              Val T. Orton, subject to Section 6.9 of the
                              Trust Agreement, as Owner Trustee

                                                                  Exhibit B


                         ASSIGNMENT AND ACCEPTANCE


     Reference is made to the Credit Agreement, dated as of February 6, 1996 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among FIRST SECURITY BANK OF UTAH, N.A., not in its individual capacity, but solely as Owner Trustee for the GGC Trust 1996-1 (the "Owner Trustee" or the "Borrower"), the Lenders named therein and NationsBank, N.A. (South), as Administrative Agent. Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

     ____________________ (the "Assignor") and _______________ (the "Assignee")
agree as follows:

     (a) The Assignor hereby irrevocably sells and assigns to the Assignee without recourse to the Assignor, and the Assignee hereby irrevocably purchases and assumes from the Assignor without recourse to the Assignor, as of the Effective Date (as defined below), a ___% interest (the "Assigned Interest") in and to the Assignor's rights and obligations under the Credit Agreement with respect to the credit facility contained in the Credit Agreement as are set forth on Schedule 1 hereto (the "Assigned Facility"), in a principal amount for the Assigned Facility as set forth on Schedule 1.

     (b) The Assignor (a) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any other Operative Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, any other Operative Agreement or any other instrument or document furnished pursuant thereto, other than that it has not created any adverse claim upon the interest being assigned by it hereunder and that such interest is free and clear of any such adverse claim; (b) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower, or any other obligor or the performance or observance by the Borrower, or any other obligor of any of their respective obligations under the Credit Agreement or any other Operative Agreement or any other instrument or document furnished pursuant hereto or thereto; and (c) attaches the Note held by it evidencing the Assigned Facility and requests that the Administrative Agent exchange such Note for a new Note payable to the Assignor and (if the Assignor has retained any interest in the Assigned Facility) a new Note payable to the Assignee in the respective amounts which reflect the assignment being made hereby (and after giving effect to any other assignments which have become effective on the Effective Date).

     (c) The Assignee (a) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (b) confirms that it has received copies of the Operative Agreements, and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (c) agrees that it will, independently and without reliance upon the Assignor, the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement, the other Operative Agreements or any other instrument or document furnished pursuant hereto or thereto; (d) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Credit Agreement, the other Operative Agreements or any other instrument or document furnished pursuant hereto or thereto as are delegated to the Administrative Agent by the terms thereof, together with such powers as are incidental thereto; and (e) agrees that it will be bound by the provisions of the Credit Agreement and the other Operative Agreements to which Assignee is a party and will perform in accordance herewith all the obligations which by the terms of the Credit Agreement and the other
Operative Agreements to which Assignee is a party are required to be performed by it as a Lender including, if it is organized under the laws of a jurisdiction outside the U.S., its obligation pursuant to Section
2.13(b) of the Credit Agreement.

     (d) The effective date of this Assignment and Acceptance shall be ________, 19__ (the "Effective Date"). Following the execution of this Assignment and Acceptance, it will be delivered to the Administrative Agent for acceptance by it and recording by the Administrative Agent pursuant to Section 9.9 of the Credit Agreement, effective as of the Effective Date (which shall not, unless otherwise agreed to by the Administrative Agent, be earlier than five Business Days after the date of such acceptance and recording by the Administrative Agent).

     (e) Upon such acceptance and recording, from and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignee whether such amounts have accrued prior to the Effective Date or accrue subsequent to the Effective Date. The Assignor and the Assignee shall make all appropriate adjustments in payments by the Administrative Agent for periods prior to the Effective Date or with respect to the making of this assignment directly between themselves.

     (f) From and after the Effective Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and under the other Operative Agreements and shall be bound by the provisions thereof and (b) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement and the other Operative Agreements.

     (g) This Assignment and Acceptance shall be governed by and construed in accordance with the laws of the State of Georgia.

     IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed as of the date first above written by their respective duly authorized officers on Schedule 1 hereto.

                               SCHEDULE 1
                      TO ASSIGNMENT AND ACCEPTANCE
                    RELATING TO THE CREDIT AGREEMENT,
                      DATED AS OF FEBRUARY 6, 1996,
                                  AMONG
                    FIRST SECURITY BANK OF UTAH, N.A.
                            NOT INDIVIDUALLY,
                      BUT SOLELY AS OWNER TRUSTEE,
                        THE LENDERS NAMED THEREIN
                                   AND
           NATIONSBANK, N.A. (SOUTH), AS ADMINISTRATIVE AGENT
     FOR THE LENDERS (IN SUCH CAPACITY, THE "ADMINISTRATIVE AGENT")




Name of Assignor:

Name of Assignee:

Effective Date of Assignment:

     Credit                Principal              Commitment
Facility Assigned       Amount Assigned       Percentage Assigned

                         $____________           ____________%


          [Name of Assignee]

By:                                By:
Name:                              Name:
Title:                             Title:


                              Consented To:


                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually, but solely as Owner Trustee for GGC Trust 1996-1


                              By:
                              Name:
                              Title:


                              NATIONSBANK, N.A. (SOUTH), as Administrative
                              Agent


                              By:
                              Name:
                              Title:

                              [consents required only to the extent expressly provided in Section 9.8 of the Credit Agreement]

                                                                Exhibit 10(f)



                            SECURITY AGREEMENT


                                   among


                    FIRST SECURITY BANK OF UTAH, N.A.,
                       not individually, but solely
                        as Owner Trustee under the
                             GGC Trust 1996-1,


                   (Val T. Orton, subject to Section 6.9
                 of the Trust Agreement, as Owner Trustee
                       under the GGC Trust 1996-1,)


                        NATIONSBANK, N.A. (SOUTH) ,
                 as Administrative Agent for the Lenders,


                                    and


            NATIONSBANC LEASING CORPORATION OF NORTH CAROLINA,
                               as the Holder


                       Dated as of February 6, 1996

                             TABLE OF CONTENTS


1.   Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

2.   Grant of Security Interest. . . . . . . . . . . . . . . . . . . . . 3

3.   Payment of Obligations. . . . . . . . . . . . . . . . . . . . . . . 5

4.   Other Covenants . . . . . . . . . . . . . . . . . . . . . . . . . . 5

5.   Default; Remedies . . . . . . . . . . . . . . . . . . . . . . . . . 6

6.   Remedies Not Exclusive. . . . . . . . . . . . . . . . . . . . . . . 6

7.   Performance by the Relevant Collateral Agent of the Borrower's
     Obligations                                                         7

8.   Duty of the Relevant Collateral Agent . . . . . . . . . . . . . . . 7

9.   Powers Coupled with an Interest . . . . . . . . . . . . . . . . . . 7

10.  Execution of Financing Statements . . . . . . . . . . . . . . . . . 7

11.  Security Agreement Under Uniform Commercial Code. . . . . . . . . . 7

12.  Authority of Relevant Collateral Agent. . . . . . . . . . . . . . . 8

13.  Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

14.  Severability. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

15.  Amendment in Writing; No Waivers; Cumulative Remedies . . . . . . . 9

16.  Section Headings. . . . . . . . . . . . . . . . . . . . . . . . . . 9

17.  Successors and Assigns. . . . . . . . . . . . . . . . . . . . . . . 9

18.  Borrower's Waiver of Rights . . . . . . . . . . . . . . . . . . . . 9

19.  GOVERNING LAW . . . . . . . . . . . . . . . . . . . . . . . . . .  10

20.  Obligations Are Without Recourse. . . . . . . . . . . . . . . . .  10

21.  Partial Release; Full Release . . . . . . . . . . . . . . . . . .  11

22.  Relative Rights . . . . . . . . . . . . . . . . . . . . . . . . .  11

23.  Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . . .  11

24.  Conflicts with Participation Agreement. . . . . . . . . . . . . .  12

                            SECURITY AGREEMENT


     This SECURITY AGREEMENT, dated as of February 6, 1996 (as amended, supplemented or otherwise modified from time to time, this "Security Agreement"), is made between FIRST SECURITY BANK OF UTAH, N.A., a national banking association, not individually, but solely as Owner Trustee under the GGC Trust 1996-1 (the "Borrower"), NATIONSBANK, N.A. (SOUTH), a national banking association, as administrative agent (the "Administrative Agent") for the lenders under the Credit Agreement dated as of February 6, 1996 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the Borrower and NationsBank, N.A. (South), as Administrative Agent and the financial institutions from time to time parties thereto (the "Lenders") and NATIONSBANC LEASING CORPORATION OF NORTH CAROLINA, as the holder (the "Holder") under that Trust Agreement dated as of February 6, 1996 between the Borrower and the Holder.

                           Preliminary Statement

     Pursuant to the Credit Agreement, the Lenders have severally agreed to make Loans to the Borrower in an aggregate amount not to exceed $102,000,000 upon the terms and subject to the conditions set forth therein, to be evidenced by the Notes issued by the Borrower under the Credit Agreement and the Holder has agreed to fund Holder Fundings to the Borrower, to be evidenced by a Certificate issued by the Borrower pursuant to the Trust Agreement. The Borrower is, or shall be upon the date of the initial Funding with respect thereto, the legal and beneficial owner of the Facility (except the Borrower shall have a leasehold interest in the Land pursuant to the Ground Lease).

     It is a condition, among others, to the obligation of the Lenders to make their respective Loans to the Borrower under the Credit Agreement and the Holder to make Holder Fundings under the Trust Agreement that the Borrower shall have executed and delivered this Security Agreement to the Administrative Agent, for the benefit of the Lenders, and to the Holder.

     NOW, THEREFORE, in consideration of the premises and to induce the Lenders to make their respective Loans under the Credit Agreement and to induce the Holder to fund Holder Fundings under the Trust Agreement, the Borrower hereby agrees with the Administrative Agent, for the benefit of the Lenders, and with the Holder, as follows:

     1. Definitions. (a) As used herein, the following terms shall have the following respective meanings:

          "Accounts" shall mean all "accounts," as such term is defined in the Uniform Commercial Code, now owned or hereafter acquired by the Borrower, including without limitation (a) all accounts receivable, other receivables, book debts and other forms of obligations now owned or hereafter received or acquired by or belonging or owing to the Borrower, whether arising out of goods sold or leased or services rendered by it or from any other transaction (including without limitation any such obligations which may be characterized as an account under the Uniform Commercial Code), (b) all of the Borrower's rights in, to and under all purchase orders or receipts now owned or hereafter acquired by it for goods or services, (c) all of the Borrower's rights to any goods represented by any of the foregoing (including without limitation unpaid sellers' rights of rescission, replevin, reclamation and stoppage in transit and rights to returned, reclaimed or repossessed goods),
     (d) all monies due or to become due to the Borrower under all purchase orders and contracts for the sale or lease of goods or the performance of services or both by the Borrower (whether or not yet earned by performance on the part of Borrower now) or hereafter in existence, including without limitation the right to receive the proceeds of said purchase orders and contracts, and (e) all collateral security and guarantees of any kind, now or hereafter in existence, given by any Person with respect to any of the foregoing.

          "Chattel Paper" shall mean any and all "chattel paper," as such term is defined in the Uniform Commercial Code, now owned or hereafter acquired by the Borrower, wherever located.

          "Contracts" shall mean any and all "contracts," as such term is defined in the Uniform Commercial Code, now owned or hereafter acquired by the Borrower, including without limitation all contracts, undertakings, or agreements (other than rights evidenced by Chattel Paper, Documents or Instruments) in or under which Borrower may now or hereafter have any right, title or interest, including without limitation any agreements relating to the terms of payment or the terms of performance of any Account.

          "Documents" shall mean any and all "documents", as such term is defined in the Uniform Commercial Code, now owned or hereafter acquired by the Borrower, wherever located.

          "Holder Collateral" shall have the meaning given to such term in
     Section 2 hereof.

          "Instruments" shall mean any and all "instruments", as such term is defined in the Uniform Commercial Code, now owned or hereafter acquired by the Borrower, wherever located, including without limitation all certificated securities, all certificates of deposit, and all notes and other, without limitation, evidences of indebtedness, other than instruments that constitute, or are a part of a group of writings that constitute, Chattel Paper.

          "Lender Collateral" shall have the meaning given to such term in
     Section 2 hereof.

          "Obligations" shall mean any and all obligations of the Borrower, now existing or hereafter arising under the Credit Agreement, the Notes, the Trust Agreement, the Certificate and/or any other Operative Agreement.

          "Relevant Collateral" shall mean, as the context may require, (i) the Holder Collateral or (ii) the Lender Collateral; provided, however, that if only one Secured Party shall remain entitled to the benefits of this Security Agreement, "Relevant Collateral" shall mean the Security Agreement Collateral.

          "Relevant Collateral Agent" shall mean, as the context may require,
     (i) the Holder, with respect to the Holder Collateral and (ii) the Administrative Agent, with respect to the Lender Collateral; provided, however, that if only one Secured Party shall remain entitled to the benefits of this Security Agreement, "Relevant Collateral Agent" shall mean such remaining Secured Party.

          "Secured Parties" shall mean the Administrative Agent, for the benefit of the Lenders, and the Holder

          "Security Agreement Collateral" shall have the meaning given to such term in Section 2 hereof.

          (b) Capitalized terms used but not otherwise defined in this Security Agreement shall have the respective meanings specified in the Credit Agreement or Appendix A to the Participation Agreement (as defined in the Credit Agreement).

          (c) The rules of usage set forth in Appendix A to the Participation Agreement shall apply to this Agreement.


     2. Grant of Security Interest. To secure payment of all the amounts funded under the Credit Agreement and the Notes and pursuant to the Trust Agreement and the Certificate, the proceeds of which are used to develop, acquire, install, construct and test the Facility and its components, and all other amounts now or hereafter owing to the Lenders, the Administrative Agent or the Holder thereunder or under any Operative Agreement, THE BORROWER HEREBY CONVEYS, GRANTS, ASSIGNS, TRANSFERS, HYPOTHECATES, MORTGAGES AND SETS OVER (I) TO THE ADMINISTRATIVE AGENT, FOR THE BENEFIT OF THE LENDERS, A FIRST PRIORITY SECURITY INTEREST IN AND LIEN ON THAT PORTION OF THE TRUST ESTATE COMPRISED OF THE LENDER COLLATERAL AND A SECOND PRIORITY (SECOND ONLY
TO THE PRIOR INTEREST OF THE HOLDER IN THE HOLDER COLLATERAL) SECURITY INTEREST IN AND LIEN ON THAT PORTION OF THE TRUST ESTATE COMPRISED OF
THE HOLDER COLLATERAL AND (II) TO THE HOLDER, A FIRST PRIORITY SECURITY INTEREST IN AND LIEN ON THAT PORTION OF THE TRUST ESTATE COMPRISED OF
THE HOLDER COLLATERAL AND A SECOND PRIORITY (SECOND ONLY TO THE PRIOR INTEREST OF THE ADMINISTRATIVE AGENT IN THE LENDER COLLATERAL) SECURITY INTEREST IN AND LIEN ON THAT PORTION OF THE TRUST ESTATE COMPRISED OF
THE LENDER COLLATERAL, TO THE EXTENT OF THEIR RESPECTIVE INTERESTS
HEREIN AND THEREIN, AS MORE FULLY SET FORTH IMMEDIATELY BELOW:

               (A) all right, title and interest of the Borrower in and to the Operative Agreements (excluding the Lease) now existing or hereafter acquired by the Borrower (including without limitation all rights to payment and indemnity rights of the Borrower under the Participation Agreement) (all of the foregoing in this paragraph (A) being referred to as the "Rights in Operative Agreements");

               (B) all right, title and interest of the Borrower in and to all of the Equipment;

               (C) all right, title and interest of the Borrower in and to all of the Fixtures;

               (D) all the estate, right, title, claim or demand whatsoever of the Borrower, in possession or expectancy, in and to the Facility or any part thereof;

               (E) all right, title and interest of the Borrower in and to all substitutes, modifications and replacements of, and all additions, accessions and improvements to, the Fixtures and Equipment, subsequently acquired by the Borrower or constructed, assembled or placed by the Borrower on the Land, immediately upon such acquisition, release, construction, assembling or placement, and in each such case, without any further conveyance, assignment or other act by the Borrower;

               (F) all right, title and interest of the Borrower in, to and under books and records relating to or used in connection with the operation of the Facility or any part thereof; all rights of the Borrower to the payment of money or property; and all rights in and to any causes of action or choses in action now or hereafter existing in favor of the Borrower and all rights to any recoveries therefrom;

               (G) all right, title and interest of the Borrower in and to all unearned premiums under insurance policies now or subsequently obtained by the Lessee relating to the Facility and the Borrower's interest in and to all proceeds of any insurance policies maintained by or for the benefit of Borrower, including without limitation any right to collect and receive such proceeds; and all awards and other compensation, including without limitation the interest payable thereon and any right to collect and receive the same, made to the present or any subsequent owner of the Facility for the taking by eminent domain, condemnation or otherwise, of all or any part of the Facility or any easement or other right therein;

               (H) all right, title and interest of the Borrower in and to (i) all consents, licenses, certificates and other governmental approvals relating to construction, completion, use or operation of the Facility or any part thereof and (ii) all Plans and Specifications relating to the Facility;

               (I) all Rent and all other rents, payments, purchase prices, receipts, revenues, issues and profits payable under the Lease or pursuant to any other lease with respect to the Facility;

               (J)  all Instruments and Documents;

               (K)  all Contracts;

               (L) all Chattel Paper (including without limitation all rights under the Lease);

               (M)  all money, cash or cash equivalent and bank accounts;

               (N)  all Accounts; and

               (O) all proceeds, both cash and noncash, of any of the foregoing.

     (All of the foregoing property and rights and interests now owned or held or subsequently acquired by the Borrower and described in the foregoing clauses
(A) through (O) are collectively referred to herein as the "Security Agreement Collateral"; the portion of such Security Agreement Collateral described in clauses (A) through (H), (J), (K), (M), and (N), to the extent of the leasehold interest in the Land and the rights of control and possession of the Facility only, clause (L) and, to the extent derived from such portion of the Security Agreement Collateral described in such clauses, clause (O), is collectively referred to herein as the "Holder Collateral"; and the portion of such Security Agreement Collateral described in clause (I), exclusive only of the leasehold interest in the Land and the rights of control and possession of the Facility, clause (L) and, to the extent derived from such portion of the Security Agreement Collateral described in such clauses, clause (O), is collectively referred to herein as the "Lender Collateral.")

     TO HAVE AND TO HOLD the Security Agreement Collateral and the rights and privileges hereby granted unto the Administrative Agent and unto the Holder, their respective successors and assigns for the uses and purposes set forth herein, until all of the obligations of the Borrower under the Operative Agreements are paid in full; provided, that EXCLUDED from the Security Agreement Collateral at all times and in all respects shall be all Holder Excepted Rights and Holder Excepted Payments and all Lender Excepted Rights and Lender Excepted Payments and all Contingent Rent; and provided, further, that the rights of the Administrative Agent in and to the Lender Collateral shall be senior in all respects to the rights of the Holder therein and the rights of the Holder in and to the Holder Collateral shall be senior in all respects to the rights of the Administrative Agent therein.

     3. Payment of Obligations. The Borrower shall pay all Obligations in accordance with the terms of the Credit Agreement, the Notes and the other Operative Agreements and perform each term to be performed by it under the Credit Agreement, the Notes and the Operative Agreements.

     4. Other Covenants. At any time and from time to time, upon the written request of the Relevant Collateral Agent, and at the sole expense of the Borrower, the Borrower will promptly and duly execute and deliver such further instruments and documents and take such further actions as the Relevant Collateral Agent reasonably may request for the purposes of obtaining or preserving the full benefits of this Security Agreement and of the rights and powers granted by this Security Agreement with respect to the Relevant Collateral.

     5. Default; Remedies. (a) If a Credit Agreement Event of Default has occurred and is continuing:

                 (i) the Holder, in addition to all other remedies available at law or in equity, shall have the right forthwith to enter upon the Land (or any other place where any component of the Facility is located at such time) without charge, and take possession of all or any portion of the Facility, and to re-let the Facility and receive the rents, issues and profits thereof, to make repairs and to apply said rentals and profits, after payment of all necessary or proper charges and expenses, on account of the amounts hereby secured (subject to the Lender Excepted Payments and Lender Excepted Rights and the rights of the Administrative Agent in the Lender Collateral); and

                (ii) the Holder, shall, as a matter of right, be entitled to the appointment of a receiver for the Facility, and the Borrower hereby consents to such appointment and waives notice of any application therefor.

          (b) If a Credit Agreement Event of Default has occurred and is continuing, the Relevant Collateral Agent may proceed by an action at law, suit in equity or other appropriate proceeding, to protect and enforce its rights, whether for the foreclosure of the Lien of this Security Agreement in the Relevant Collateral, or for the specific performance of any agreement contained herein or for an injunction against the violation of any of the terms hereof. The proceeds of any sale of any of the Relevant Collateral shall be applied pursuant to
     Section 10.7 of the Participation Agreement. In addition, the Relevant Collateral Agent may proceed under Section 11 hereof.

          (c) The Borrower hereby waives the benefit of all appraisement, valuation, stay, extension and redemption laws now or hereafter in force and all rights of marshalling in the event of any sale of the Security Agreement Collateral or any portion thereof or interest therein.

     6. Remedies Not Exclusive. Subject to Section 22 hereof, the Relevant Collateral Agent shall be entitled to enforce payment of the indebtedness and performance of the Obligations and to exercise all rights and powers under this Security Agreement or under any of the other Operative Agreements or other agreement or any laws now or hereafter in force, notwithstanding some or all of the Obligations may now or hereafter be otherwise secured, whether by deed of trust, mortgage, security agreement, pledge, Lien, assignment or otherwise. Neither the acceptance of this Security Agreement nor its enforcement, shall prejudice or in any manner affect the Relevant Collateral Agent's right to realize upon or enforce any other security now or hereafter held by it, it being agreed that, subject to Section 22 hereof, the Relevant Collateral Agent shall be entitled to enforce this Security Agreement and any other security now or hereafter held by it in such order and manner as the Relevant Collateral Agent may determine in its absolute discretion.
No remedy herein conferred upon or reserved to any Relevant Collateral Agent is intended to be exclusive of any other remedy herein or by law provided or permitted, but each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute. Every power or remedy given by any of the Operative Agreements to the Relevant Collateral Agent or to which it may otherwise be entitled, may be exercised, concurrently or independently, from time to time and as often as may be deemed expedient by the Relevant Collateral Agent. In no event shall the Relevant Collateral Agent, in the exercise of the remedies provided in this Security Agreement (including without limitation in connection with the assignment of Rents to the Administrative Agent, or the appointment of a receiver and the entry of such receiver onto all or any part of the Land), be deemed a "mortgagee in possession" or a "pledgee in possession", and the Relevant Collateral Agent shall not in any way be made liable for any act, either of commission or omission, in connection with the exercise of such remedies.

     7. Performance by the Relevant Collateral Agent of the Borrower's Obligations. If the Borrower fails to perform or comply with any of its agreements contained herein the Relevant Collateral Agent, at its option, but without any obligation so to do, may perform or comply, or otherwise cause performance or compliance, with such agreement. The expenses of the Relevant Collateral Agent incurred in connection with actions undertaken as provided in this Section 7, together with interest thereon at a rate per annum equal to the Overdue Rate, from the date of payment by the Relevant Collateral
Agent to the date reimbursed by the Borrower, shall be payable by the Borrower to the Relevant Collateral Agent on demand and constitutes part of the Obligations secured hereby.

     8. Duty of the Relevant Collateral Agent. The Relevant Collateral Agent's sole duty with respect to the custody, safekeeping and physical preservation of any Security Agreement Collateral in its possession, under
Section 9-207 of the Uniform Commercial Code or otherwise, shall be to deal with it in the same manner as the Relevant Collateral Agent deals with similar property for its own account. Neither the Relevant Collateral Agent, any Lender nor any of their respective directors, officers, employees, shareholders, partners or agents shall be liable for failure to demand, collect or realize upon any of the Security Agreement Collateral or for any delay in doing so or shall be under any obligation to sell or otherwise dispose of any Security Agreement Collateral upon the request of the Borrower or any other Person or to take any other action whatsoever with regard to the Security Agreement Collateral or any part thereof.

     9. Powers Coupled with an Interest. All powers, authorizations and agencies contained in this Security Agreement are coupled with an interest and are irrevocable until this Security Agreement is terminated and the Liens created hereby is released.

     10. Execution of Financing Statements. Pursuant to Section 9-402 of the Uniform Commercial Code, the Borrower authorizes the Relevant Collateral Agent at the sole expense of the Borrower to file financing statements with respect to the Relevant Collateral under the Security Agreement without the signature of the Borrower in such form and in such filing offices as the Relevant Collateral Agent reasonably determines appropriate to perfect the security interests of the applicable Secured Party under this Security Agreement. A carbon, photographic or other reproduction of this Security Agreement shall be sufficient as a financing statement for filing in any jurisdiction.

     11. Security Agreement Under Uniform Commercial Code. (a) It is the intention of the parties hereto that this Security Agreement as it relates to matters of the grant, perfection and priority of security interests the subject hereof, shall constitute a security agreement within the meaning of the Uniform Commercial Code of the States in which the Security Agreement Collateral is located. If a Credit Agreement Event of Default shall occur, then in addition to having any other right or remedy available at law or in equity, the Relevant Collateral Agent may proceed under the applicable
Uniform Commercial Code and exercise such rights and remedies as may be provided to a secured party by such Uniform Commercial Code with respect to all or any portion of the Relevant Collateral which is personal property (including without limitation taking possession of and selling such property). If the Relevant Collateral Agent shall elect to proceed under the Uniform Commercial Code, then fifteen days' notice of sale of the personal property shall be deemed reasonable notice and the reasonable expenses of retaking, holding, preparing for sale, selling and the like incurred by the Relevant Collateral Agent shall include, but not be limited to, attorneys' fees and legal expenses. At the Relevant Collateral Agent's request, the Borrower shall assemble such personal property and make it available to the Relevant Collateral Agent at a place designated by the Relevant Collateral Agent which is reasonably convenient to both parties.

          (b) The Borrower, upon request by the Relevant Collateral Agent from time to time, shall execute, acknowledge and deliver to the Relevant Collateral Agent one or more separate security agreements, in form satisfactory to the Relevant Collateral Agent, covering all or any part of the Relevant
Collateral and will further execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, any financing statement, affidavit, continuation statement or certificate or other document as the Relevant Collateral Agent may request in order to perfect, preserve, maintain, continue or extend the security interest under, and the priority of the Liens granted by, this Security Agreement and such security instrument. The
Borrower further agrees to pay to the Relevant Collateral Agent (with funds provided by the Lessee for such purpose) on demand all costs and expenses incurred by the Relevant Collateral Agent in connection with the preparation, execution, recording, filing and re-filing of any such document and all reasonable costs and expenses of any record searches for financing statements the Relevant Collateral Agent shall reasonably require. The filing of any financing or continuation statements in the records relating to personal property or chattels shall not be construed as in any way impairing the right of the Relevant Collateral Agent to proceed against any personal property comprising the Relevant Collateral as real property, as set forth above.

     12. Authority of Relevant Collateral Agent. The Borrower acknowledges that the rights and responsibilities of the Relevant Collateral Agent under this Security Agreement relating to the Relevant Collateral with respect to any action taken by the Relevant Collateral Agent or the exercise or non-exercise by the Relevant Collateral Agent of any option, voting right, request, judgment or other right or remedy provided for herein or resulting or arising out of this Security Agreement shall be governed by (a) in the case of the Lender Collateral for so long as the Administrative Agent remains a Secured Party hereunder, the Credit Agreement and by such other agreements with respect thereto as may exist from time to time, but the Administrative Agent shall be conclusively presumed to be acting as agent for the Lenders with full and valid authority so to act or refrain from acting, and (b) in the case of the Holder Collateral for so long as the Holder remains a Secured Party hereunder, the Trust Agreement and by such other agreements with respect thereto as may exist from time to time, and the Borrower in either case, shall be under no obligation, or entitlement, to make any inquiry respecting such authority.

     13. Notices. All notices required or permitted to be given under this Security Agreement shall be in writing and delivered as provided in the Participation Agreement.

     14. Severability. Any provision of this Security Agreement which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

     15. Amendment in Writing; No Waivers; Cumulative Remedies. (a) None of the terms or provisions of this Security Agreement may be waived, amended, supplemented or otherwise modified except by a written instrument executed by the Borrower and the Secured Parties in accordance with the terms of the Operative Agreements.

          (b) No failure to exercise, nor any delay in exercising, on the part of the Relevant Collateral Agent, any right, power or privilege hereunder shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by the Relevant Collateral Agent of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which the Relevant
Collateral Agent would otherwise have on any future occasion.

          (c) The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any other rights or remedies provided by law.

     16. Section Headings. The section headings used in this Security Agreement are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

     17. Successors and Assigns. This Security Agreement shall be binding upon the successors of the Borrower, and the Borrower shall not assign any of its rights or obligations hereunder or with respect to any of the Security Agreement Collateral without the prior written consent of the Secured Parties. This Security Agreement shall inure to the benefit of the Administrative Agent, the Lenders, the Holders and their respective successors and assigns, in accordance with their respective interests herein.

     18. Borrower's Waiver of Rights. Except as otherwise set forth herein, to the fullest extent permitted by law, the Borrower waives the benefit of all laws now existing or that may subsequently be enacted providing for (i) any appraisement before sale of any portion of the Security Agreement Collateral,
(ii) any extension of the time for the enforcement of the collection of the indebtedness or the creation or extension of a period of redemption from any sale made in collecting such debt and (iii) exemption of any portion of the Security Agreement Collateral from attachment, levy or sale under execution or exemption from civil process. Except as otherwise set forth herein, to the fullest extent the Borrower may do so, the Borrower agrees that the Borrower will not at any time insist upon, plead, claim or take the benefit or advantage of any law now or hereafter in force providing for any appraisement, valuation, stay, exemption, extension or redemption, or requiring foreclosure of this Security Agreement before exercising any other remedy granted hereunder and the Borrower, for the Borrower and its successors and assigns, and for any and all Persons ever claiming any interest in the Security Agreement Collateral, to the extent permitted by law, hereby waives and releases all rights of redemption, valuation, appraisement, stay of execution, notice of election to mature or declare due the whole of the Obligations and marshalling in the event of foreclosure of the Liens hereby created.

     19.  GOVERNING LAW.  EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN
SECTION 11(a) HEREOF, THIS SECURITY AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF
THE STATE OF GEORGIA.

     20. Obligations Are Without Recourse. (a) Except as otherwise expressly provided in the Participation Agreement, anything to the contrary contained in this Security Agreement, the Credit Agreement, the Notes, the Certificate or in any other Operative Agreement notwithstanding, neither the Borrower nor the Holder nor any officer, director, partner or shareholder of any thereof, nor any of the Borrower's successors or assigns (all such Persons being hereinafter referred to collectively as the "Exculpated Persons"), shall be personally liable in any respect for any liability or obligation arising hereunder or in any other Operative Agreement, including without limitation the payment of the principal of, or interest on, the Notes, or for monetary damages for the breach of performance of any of the covenants contained in the Credit Agreement, the Notes, this Security Agreement or any of the other Operative Agreements. Except as otherwise expressly provided in the Participation Agreement, the Administrative Agent, on behalf of itself and the Lenders, agrees that, in the event any of them pursues any remedies available to them under the Credit Agreement, the Notes, this Security Agreement, or under any other Operative Agreement, neither the Administrative Agent nor the Lenders shall have any recourse against the Borrower, nor any Exculpated Person, for any deficiency, loss or claim for monetary damages or otherwise resulting therefrom, and recourse shall be had solely and exclusively against the Trust Estate (excluding Holder Excepted Rights and Holder Excepted Payments), but nothing contained herein shall be taken to prevent recourse against or the enforcement of remedies against the Trust Estate (excluding Holder Excepted Rights and Holder Excepted Payments) in respect of any and all liabilities, obligations and undertakings contained in this Security Agreement, the Credit Agreement, the Notes or in any other Operative Agreement.

     (b) Except as expressly provided in the Participation Agreement, notwithstanding the provisions of paragraph (a) immediately above, nothing in this Security Agreement, the Credit Agreement, the Notes or any other
Operative Agreement shall: (i) constitute a waiver, release or discharge of any indebtedness or obligation evidenced by the Notes or the Certificate or arising under this Security Agreement or the Credit Agreement or secured by this Security Agreement, but the same shall continue until paid or discharged;
(ii) relieve the Borrower from liability and responsibility for (but only to the extent of the damages arising by reason of): (a) active waste knowingly committed by the Borrower with respect to the Facility or (b) any fraud on the part of the Borrower or any such Exculpated Person); (iii) relieve the Borrower from liability and responsibility for (but only to the extent of the moneys misappropriated, misapplied or not turned over): (a) misappropriation or misapplication by the Borrower (i.e., application in a manner contrary to any of the Operative Agreements) of any insurance proceeds or condemnation awards paid or delivered to the Borrower by any Person other than the Administrative Agent; (b) except for Holder Excepted Payments, any deposits or any escrows or amounts owed by the Construction Agent under the Agency Agreement held by the Borrower; or (c) except for Holder Excepted Payments, any rents or other income received by the Borrower from the Lessee that is not turned over to the Administrative Agent in accordance with the Operative Agreements; or (iv) affect or in any way limit the Administrative Agent's rights and remedies hereunder with respect to the Rents and rights and powers of the Administrative Agent assigned under the Operative Agreements or to obtain a judgment against the Borrower (provided, that no deficiency judgment or other money judgment shall be enforced against the Borrower or any Exculpated
Person except to the extent of the Borrower's interest in the Trust Estate (excluding Holder Excepted Rights and Holder Excepted Payments) or to the extent the Borrower may be liable as otherwise contemplated in clauses (ii) and (iii) of this Section 20).

     21. Partial Release; Full Release. The Secured Parties may release for such consideration as they may require any portion of the Security Agreement Collateral without (as to the remainder of the Security Agreement Collateral) in any way impairing or affecting the Lien, security interest and priority herein provided for the Secured Parties compared to any other Lien holder or secured party. Further, upon receipt by the Borrower of the Termination Value and payment to the Lenders of all principal and interest due on the Loan and to the Holder of all funded amounts due on the Certificate and all other Obligations with respect to the Facility encumbered by this Security Agreement, the Secured Parties shall execute and deliver to the Borrower such documents and instruments as may be required to release the Liens and security interests created by this Security Agreement with respect to the Security Agreement Collateral.

     22. Relative Rights. The parties hereto expressly agree hereby that: (a) the rights of the Administrative Agent in the Holder Collateral shall be subordinate and junior to all rights of the Holder therein for so long as any amounts owed to the Holder under the Operative Agreements (excluding Holder Excepted Payments) remain unpaid and outstanding or the Holder shall be obligated to fund Holder Fundings and (b) the rights of the Holder in the Lender Collateral shall be subordinate and junior to all rights of the Administrative Agent therein for so long as any amounts owed to the Lenders or the Administrative Agent under the Operative Agreements remain unpaid and outstanding or any Lender shall be obligated to make Loans under the Credit Agreement.

     23. Miscellaneous. (a) This Security Agreement is one of the documents which create Liens and security interests that secure payment and performance of the Obligations. The Relevant Collateral Agent, at its election, may commence or consolidate in a single action all proceedings to realize upon all such Liens and security interests relating to the Relevant Collateral. The Borrower hereby waives (i) any objections to the commencement or continuation of an action to foreclose the Lien of this Security Agreement or exercise of any other remedies hereunder based on any action being prosecuted or any judgment entered with respect to the Obligations or any Liens or security interests that secure payment and performance of the Obligations and
(ii) any objections to the commencement of, continuation of, or entry of a judgment in any such other action based on any action or judgment connected to this Security Agreement. In case of a foreclosure sale, the Relevant Collateral may be sold, at the Relevant Collateral Agent's election, in one parcel or in more than one parcel and the Relevant Collateral Agent is specifically empowered (without being required to do so, and in its sole and absolute discretion) to cause successive sales of portions of the Relevant Collateral to be held.

          (b) Except as provided in the Operative Agreements, the Secured Parties with the express written consent of the Borrower, may at any time or from time to time renew or extend this Security Agreement, or alter or modify the same in any way, or the Secured Parties may waive any of the terms, covenants or conditions hereof in whole or in part and may release any portion of the Security Agreement Collateral or any other security, and grant such extensions and indulgences in relation to the Obligations secured hereby as the Secured Parties may determine without the consent of any other Person and without any obligation to give notice of any kind thereto and without in any manner affecting the priority of the Lien hereof on any part of the Security Agreement Collateral.

          (c) Each of the parties hereto hereby irrevocably and unconditionally:

            (i) submits for itself and its property in any legal action or proceeding relating to this Security Agreement and the other Operative Agreements to which it is a party, or for recognition and enforcement of any judgement in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of Georgia, the courts of the United States of America for the Northern District of Georgia, and appellate courts from any thereof;

           (ii) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail, postage prepaid, to such party at its address set forth in the Participation Agreement or at such other address of which such parties shall have been notified pursuant thereto;

          (iii) agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

           (iv) waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this Section 23(c) any special, exemplar or punitive damages.

          (d) TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, THE PARTIES HERETO HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS SECURITY AGREEMENT OR ANY OTHER OPERATIVE AGREEMENT AND FOR ANY COUNTERCLAIM THEREIN.

     24. Conflicts with Participation Agreement. Notwithstanding any other provision hereof, in the event of any conflict between the terms of this Agreement and the Participation Agreement, the provisions of the Participation Agreement will apply.

      [The remainder of this page has been intentionally left blank.]

     IN WITNESS WHEREOF, each of the undersigned parties has caused the Security Agreement to be duly executed and delivered as of the date first above written.


                              FIRST SECURITY BANK OF UTAH, N.A., not
                              individually, except as expressly set forth herein, but solely as Owner Trustee under the GGC Trust 1996-1



                              By:
                              Name:
                              Title:


                              Agreed to:


                              Val T. Orton, subject to Section 6.9 of the
                              Trust Agreement, as Owner Trustee



                              NATIONSBANK, N.A. (SOUTH), as
                              Administrative Agent for the Lenders



                              By:
                              Name:
                              Title:



                              NATIONSBANC LEASING CORPORATION
                                OF NORTH CAROLINA, as the Holder



                              By:
                              Name:
                              Title:

                                                              EXHIBIT 10(g)


                        __________________________

                          GROUND LEASE AGREEMENT
                        __________________________

LANDLORD: GEORGIA GULF CORPORATION


TENANT:   FIRST SECURITY BANK OF UTAH, N.A.,
          not individually, but solely as
          Owner Trustee under the GGC Trust 1996-1


                               Covering land
                      in Iberville Parish, Louisiana



                          SUMMARY OF LEASE TERMS

1. Leased Property. The Property is the land described in Exhibit A.

2. Lease Term. 40 years, commencing with the "Commencement Date" referenced in the Lease.

3. Base Rent. The base rent is $1.00 per annum, with base rent for the first fifteen (15) years of the Lease being due and payable in full on ________, 1996.

4.   Permitted Use.  Any lawful use.

5. Taxes, Services, Utilities. Tenant will pay (or cause to be paid) all property taxes, service charges and utility expenses related to the Property.

6.   Absolute Net Lease.  Subject to the provisions of Section
     7 of this Summary of Lease Terms, the Property is leased to Tenant on an absolute net lease basis.

7. Overall Limitation. Notwithstanding anything contained in this Lease to the contrary, until the TROL Lease has expired or is terminated in accordance with its terms, Landlord agrees to perform on behalf of Tenant all obligations of Tenant under this Ground
     Lease and Tenant will have no liability of any kind to Landlord for the performance or nonperformance of this Ground Lease.

                                   INDEX
                                    for
                          GROUND LEASE AGREEMENT


                                                                       Page


1.   Term; Possession. . . . . . . . . . . . . . . . . . . . . . . . . . 1
     1.1   Term. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     1.2   Acceptance of Property. . . . . . . . . . . . . . . . . . . . 1
     1.3   Grant of Servitude of Access. . . . . . . . . . . . . . . . . 2

2.   Rental. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     2.2   Time and Place of Base Rent Payments. . . . . . . . . . . . . 2
     2.3   Additional Rent, No Offsets . . . . . . . . . . . . . . . . . 2
     2.4   Absolute Net Lease. . . . . . . . . . . . . . . . . . . . . . 2

3.   Use of Property . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     3.1   Permitted Use . . . . . . . . . . . . . . . . . . . . . . . . 2
     3.2   Compliance with Legal Requirements. . . . . . . . . . . . . . 3
     3.3   Nondisturbance. . . . . . . . . . . . . . . . . . . . . . . . 3

4.   Maintenance; Taxes; Utilities . . . . . . . . . . . . . . . . . . . 3
     4.1   Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . 3
     4.2   Taxes and Assessments . . . . . . . . . . . . . . . . . . . . 3
     4.3   Tenant's Election to Contest. . . . . . . . . . . . . . . . . 3
     4.4   Utilities . . . . . . . . . . . . . . . . . . . . . . . . . . 3

5.   Liens . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

6.   Disclaimer of Landlord's Responsibilities . . . . . . . . . . . . . 3

7.   Condemnation. . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

8.   Transfers by Tenant . . . . . . . . . . . . . . . . . . . . . . . . 4
     8.1   Transfer Permitted Without Consent. . . . . . . . . . . . . . 4
     8.2   Notice of Certain Transfers . . . . . . . . . . . . . . . . . 4

9.   Events of Default . . . . . . . . . . . . . . . . . . . . . . . . . 4
     9.1   Payment Default . . . . . . . . . . . . . . . . . . . . . . . 5
     9.2   Default in Other Covenants. . . . . . . . . . . . . . . . . . 5

10.  Remedies on Default . . . . . . . . . . . . . . . . . . . . . . . . 5
     10.1  Damages for Default . . . . . . . . . . . . . . . . . . . . . 5
     10.2  Cure of Tenant's Default. . . . . . . . . . . . . . . . . . . 5
     10.3  Other Remedies. . . . . . . . . . . . . . . . . . . . . . . . 5

11.  Surrender at Expiration . . . . . . . . . . . . . . . . . . . . . . 5

12.  General Provisions. . . . . . . . . . . . . . . . . . . . . . . . . 6
     12.1  Modifications . . . . . . . . . . . . . . . . . . . . . . . . 6
     12.2  No Implied Appurtenances. . . . . . . . . . . . . . . . . . . 6
     12.3  Nonwaiver . . . . . . . . . . . . . . . . . . . . . . . . . . 6
     12.4  Succession. . . . . . . . . . . . . . . . . . . . . . . . . . 6
     12.5  Inspection. . . . . . . . . . . . . . . . . . . . . . . . . . 6
     12.6  Estoppel Certificates . . . . . . . . . . . . . . . . . . . . 6
     12.7  Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
     12.8  Attorneys' Fees . . . . . . . . . . . . . . . . . . . . . . . 7
     12.9  Relationship of Parties . . . . . . . . . . . . . . . . . . . 8
     12.10 Applicable Law. . . . . . . . . . . . . . . . . . . . . . . . 8
     12.11 Prior Agreements. . . . . . . . . . . . . . . . . . . . . . . 8
     12.12 Validity of Provisions. . . . . . . . . . . . . . . . . . . . 8
     12.13 Ownership of Improvements . . . . . . . . . . . . . . . . . . 8
     12.14 Recording; Quitclaim. . . . . . . . . . . . . . . . . . . . . 8
     12.15 No Effect on TROL Lease . . . . . . . . . . . . . . . . . . . 8
     12.16 Limitations on Recourse . . . . . . . . . . . . . . . . . . . 9
     12.17 Merger of Estates . . . . . . . . . . . . . . . . . . . . . . 9
     12.18 Limitation on Encumbrances. . . . . . . . . . . . . . . . . . 9
     12.19 OVERALL LIMITATION. . . . . . . . . . . . . . . . . . . . . . 9

                               GROUND LEASE
                       (Iberville Parish, Louisiana)

DATED:    February __, 1996

BETWEEN:  GEORGIA GULF CORPORATION
          400 Perimeter Center Terrace
          Suite 595
          Atlanta, Georgia 30346                                   LANDLORD

          FIRST SECURITY BANK OF UTAH, N.A.
          a national banking association
          not individually, but solely
          as Owner Trustee under the
          GGC Trust 1996-1, whose address
          is:  79 South Main Street
               Salt Lake City, UT 84111                              TENANT


   Tenant wishes to lease from Landlord the following property (the "Property") located in the State of Louisiana described as follows:

     Certain land in Iberville Parish, Louisiana, as described on the attached Exhibit A.

     WHEREAS, in addition to paying the base rent as set forth in this Lease, the Tenant has agreed to facilitate the financing of a cogeneration facility located on the Property to be operated by the Landlord.

     NOW, THEREFORE, Landlord hereby leases the Property to Tenant on the following terms of this Ground Lease (the "Lease"):

I    Term; Possession.

     1.1 Term. The term of this Lease shall be for a period of 40 years, beginning on the "Commencement Date" referenced below. The "Commencement
Date" will be the "Facility Closing Date" as defined in and established under a Participation Agreement dated as of February __, 1996 (as amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the terms thereof, the "Participation Agreement") and between Georgia Gulf Corporation, as Construction Agent and Lessee, NationsBanc
Leasing Corporation of North Carolina, as Holder, certain Lenders named therein, and NationsBank, N.A. (South), as Administrative Agent for the Lenders (in such capacity, the "Administrative Agent"). Upon Landlord's request, Tenant will execute a supplemental memorandum at the start of the lease term stating the Commencement Date.

     1.2 Acceptance of Property. Tenant accepts the Property in its present condition, AS IS. Landlord shall not be required to perform any work to ready the Property for Tenant's use.

     1.3 Grant of Servitude of Access. (a) Landlord hereby grants to Tenant a non-exclusive servitude and right to use for pedestrian and vehicular ingress and egress during the term of this Lease the roadway described on Exhibit B attached hereto. Landlord shall have the right at Landlord's expense to relocate the roadway described on Exhibit B to other land owned by Landlord from time to time, in which event Landlord and Tenant agree to execute an amendment to this Lease and an amendment to the memorandum of ground lease agreement for purposes of recording and setting forth where such relocated servitude is.

     (b) Landlord further grants to Tenant a non-exclusive servitude and right to use during the term of this Lease the equipment describe on Exhibit C attached hereto and located on the Landlord's Chemical Complex adjacent to the Property.

II   Rental.

     2.1 Base Rental. During the lease term, Tenant will pay to Landlord a base rent of $1.00 per annum, with base rent for the first fifteen (15) years of the Lease being due and payable in full on _________, 1996.

     2.2 Time and Place of Base Rent Payments. The base rent will be paid in arrears on December 31st of each year for the prior calendar year (or partial calendar year) during the lease term, and on the last day of the lease term, at the address for Landlord set forth in this Lease. Base rent is uniformly apportionable day to day.

     2.3 Additional Rent, No Offsets. All payments required to be paid by Tenant under this Lease, other than base rent, will constitute additional rent. All rent (including base and additional rent) shall be received by Landlord without set-off, offset, abatement, or deduction of any kind.

     2.4 Absolute Net Lease. It is the intent and effect of this Lease that rental paid by Tenant shall be an absolute net return to Landlord. Landlord shall not be responsible for payment of any taxes and assessments, operating expenses, or any other costs, expense, charge or premium under this Lease relative to the leased Property. Such rental shall be paid to Landlord throughout the lease term, free of any charges, assessments, impositions, offsets or deductions of any kind. Tenant shall pay (or cause to be paid) all costs, expenses and charges of every kind and nature relating to the Property which may arise or become due or payable during or after (but attributable to a period falling within) the lease term.

     The provisions of this Section 2.4 are subject in all respects to the terms and provisions of Section 12.19 hereof and will not, however, be construed to modify the express agreement between the parties with respect to the matters stated in Section 7 below (concerning certain circumstances in which this Lease may be terminated, in which event Tenant's obligations hereunder will terminate as of the effective date of such termination).

III  Use of Property.

     3.1  Permitted Use.  Tenant shall use the Property for any lawful purpose.

     3.2 Compliance with Legal Requirements. In connection with its use, Tenant shall put, keep and maintain the Property in compliance with all applicable laws, rules, regulations and ordinances of all federal, state, county, municipal and other public authorities having or claiming jurisdiction, and other recorded covenants, conditions and restrictions affecting the Property (collectively, the "Legal Requirements").

     3.3 Nondisturbance. The rights of Tenant to the Property shall not be disturbed, canceled, terminated or otherwise affected: (i) during the term of the TROL Lease (as hereinafter defined), and (ii) after the expiration of the TROL Lease provided no Event of Default exists.

IV   Maintenance; Taxes; Utilities.

     4.1 Maintenance. Tenant shall keep the Property in good repair, operating condition, and appearance. After commencement of the lease term, Landlord shall have no obligation to make any repairs or perform any maintenance on the Property.

     4.2 Taxes and Assessments. Tenant shall pay (or cause to be paid) all taxes, assessments and public charges ("taxes") on the land, and on the improvements thereon, subject to such tax indemnifications as Tenant may be entitled to receive under the TROL Lease or other agreements.

     4.3 Tenant's Election to Contest. Tenant may withhold payment of any tax or assessment on the Property if a good faith dispute exists as to the obligation to pay, so long as Landlord's property interest is not jeopardized. If the Property is subjected to a lien as a result of nonpayment, Tenant shall provide Landlord with assurances reasonably acceptable to Landlord that Tenant can and will satisfy the lien before enforcement against the Property.

     4.4 Utilities. Tenant will be responsible for causing to be paid all charges for services and utilities incurred in connection with the use, occupancy and operation of the Property, including (without limitation) charges for electricity, gas, telephone service, water and sewer.

V    Liens.  Tenant shall pay (or caused to be paid) as due all claims for work done on or for services rendered or material furnished to the Property, and shall keep the Property free from any liens which could result in foreclosure of Landlord's or Tenant's interest in the Property, except for financing by Tenant on its leasehold estate (which will bind Tenant's interest but not constitute a lien against Landlord's interest in the Property). If Tenant fails to pay such claim or to discharge any lien, Landlord may do so and collect such amount as additional rent. Amounts paid by Landlord shall bear interest and be repaid by Tenant as provided in paragraph 10.2 below. Such payment by Landlord shall not constitute a waiver of any right or remedy Landlord may have because of Tenant's default.

VI   Disclaimer of Landlord's Responsibilities.

     Landlord shall not be liable to pay for any work, labor or services rendered or materials furnished to or for the account of Tenant, and no mechanic's or other lien for such work, labor or services or material furnished shall, under any circumstances, attach to or affect the reversionary interest of Landlord in any building(s) or any alterations, repairs, or improvements to be erected or made on the Property. Nothing contained in this Lease shall be deemed or construed in any way as constituting the request of consent of Landlord, either express or implied, to any contractor, subcontractor, laborer or materialman for the performance of any labor or the furnishing of any materials for any specific improvement, alteration to or repair of the Property or any part thereof, nor as giving Tenant any right, power or authority to contract for or permit the rendering of any services or the furnishing of any materials on behalf of Landlord that would give rise to the filing of any lien against Landlord's interest in the Property.

VII  Condemnation.

     If the entire Property is condemned, or if a portion is taken which causes the remainder to be unsuited to the use permitted hereunder, then this Lease shall terminate as of the date upon which possession of the Property is taken by the condemning authority. The net condemnation proceeds shall be divided between Landlord and Tenant in proportion to the value of their respective interests in the Property immediately prior to the taking. If only a portion of the Property is taken and this Lease is not terminated, Tenant shall use the condemnation proceeds to make necessary repairs and alterations to the Property to permit Tenant to continue its operations thereon, and the balance shall be paid to Landlord, except for any award specifically made to Tenant for interruption of business, moving expenses, or the taking of Tenant's improvements, equipment or fixtures. Rent shall not be abated during the period of restoration. Rent shall be reduced for the remainder of the lease term to the extent and in the same proportion as the reduction in area of the Property. Sale of all or a part of the Property to a purchaser with the power of eminent domain in the face of a threat or the probability of the exercise of the power shall be treated as a taking by condemnation.

VIII Transfers by Tenant.

     8.1 Transfer Permitted Without Consent. Tenant may assign, pledge, hypothecate, encumber, sublease and otherwise transfer its leasehold estate and interest in the Property without the need for consent from Landlord.

     8.2 Notice of Certain Transfers. Tenant shall notify Landlord of any assignment or transfer of its Lease interest, and may (but will not be required to) notify Landlord as to any pledge, hypothecation, encumbrance or sublease of its Lease interest. Tenant has notified Landlord that it will be encumbering and assigning its Lease interest for security purposes to NationsBanc Leasing Corporation of North Carolina, for the benefit of itself and the Administrative Agent.

IX   Events of Default.

     After, but only after, the termination or expiration of the TROL Lease, the following shall be "Events of Default":

     9.1 Payment Default. Failure of Tenant to make any rent or other payment under this Lease within 20 days after receipt of written notice of nonpayment.

     9.2 Default in Other Covenants. Failure of Tenant to comply with any other term or condition or fulfill any other obligation of this Lease within 30 days after written notice by Landlord specifying the nature of the default with reasonable particularity. If the default is of such a nature that it cannot be remedied fully within the 30-day period, this requirement shall be satisfied if Tenant begins correction of the default within the 30-day period and thereafter proceeds with reasonable diligence and in good faith to effect the remedy as soon as practicable.

X    Remedies on Default.

     Subject to the provisions of Section 12.16 hereof, upon default (after expiration of notice and cure periods provided in paragraph 9), Landlord may exercise any one or more of the following remedies:

     10.1 Damages for Default. Landlord may recover all damages caused by the default. Landlord may sue periodically to recover damages as they accrue during the remainder of the lease term without barring a later action for further damages. Landlord may at any time bring an action for accrued damages plus damages for the remaining lease term equal to the difference between the rent specified in this Lease and the reasonable rental value of the Property for the remainder of the term, discounted to the time of judgment at the rate of 9 percent per annum.

     10.2 Cure of Tenant's Default. Without prejudice to any other remedy for default, Landlord may perform any obligation or make any payment required to cure a default by Tenant. The reasonable cost of performance, including reasonable attorneys' fees and all disbursements, shall immediately be repaid by Tenant upon demand, together with interest from the date of expenditure until fully paid at the rate of 12 percent per annum, but not in any event at a rate greater than the maximum rate of interest permitted by law.

     10.3 Other Remedies. Landlord may exercise any other remedy available under applicable law except that Landlord will have no right to terminate this Lease for any default by Tenant, but Landlord may pursue any other legal remedy for breach of contract, including (without limitation) specific performance collection of damages, and enforcement of judgment(s) against the Property (subject to the limitations in paragraph 12.16 below).

XI   Surrender at Expiration.

     Upon expiration of the lease term or earlier termination on account of default by Landlord, Tenant shall surrender the Property in good condition. All repair for which Tenant is responsible shall be completed to the latest practical date prior to such surrender.

XII  General Provisions.

     12.1 Modifications. This Lease may not be modified except by endorsement in writing attached to this Lease, dated and signed by the parties. Neither party shall not be bound by any statement of any agent or employee modifying this Lease, except for any person which the party has specifically designated in writing as its representative.

     12.2 No Implied Appurtenances. This Lease does not create any rights, easements or licenses, by implication or otherwise, except as expressly set forth in this Lease or its exhibits. This Lease is subordinated to all mortgage instruments respecting the Property in favor of NationsBanc Leasing Corporation of North Carolina, in any capacity. The Landlord hereby waives any rights it has under La. Civil Code art. 2705.

     12.3 Nonwaiver. Waiver of performance of any provision shall not be a waiver of nor prejudice the party's right otherwise to require performance of the same provision or any other provision.

     12.4 Succession. Subject to the limitations on transfer of Tenant's interest, this Lease shall bind and inure to the benefit of the parties, their respective heirs, successors, and assigns.

     12.5 Inspection. Landlord or its authorized representatives may enter at any reasonable time after such advance notice as is reasonable under the circumstances (except in cases of emergency, for which no advance notice is required) to determine Tenant's compliance with this Lease, to attend to Landlord's interest, to show the Property to a prospective party desiring to acquire Landlord's interest, or (during the last 18 months of the Lease term) to show the Property to any prospective tenants.

     12.6 Estoppel Certificates. Within 10 days after receipt of written request, each party shall deliver a written statement to the requesting party stating the date to which the rent and other charges have been paid, whether the Lease is unmodified and in full force and effect, and any other matters that may reasonably be requested.

     12.7 Notices. All notices required or permitted to be given under this Agreement shall be in writing. Notices may be served by certified or registered mail, postage paid with return receipt requested; by private courier, prepaid; by telex, facsimile, or other telecommunication device capable of transmitting or creating a written record; or personally. Mailed notices shall be deemed delivered five days after mailing, properly addressed. Couriered notices shall be deemed delivered when delivered as addressed, or if the addressee refuses delivery, when presented for delivery notwithstanding such refusal. Telex or telecommunicated notices shall be deemed delivered when receipt is either confirmed by confirming transmission equipment or acknowledged by the addressee or its office. Personal delivery shall be effective when accomplished. Unless a party changes its address by giving notice to the other party as provided herein, notices shall be delivered to the parties at the following addresses:

If to Landlord, to it at:

    Georgia Gulf Corporation
    400 Perimeter Center Terrace
    Suite 595
    Atlanta, Georgia 30346
    Attention:  Samuel M. Hensley,
                Corporate Controller
    Telephone:  (770) 395-4577
    Telecopy:   (770) 395-4529

If to the Tenant, to it at:

    First Security Bank of Utah,
      N.A.
    79 South Main Street
    Salt Lake City, UT 84111
    Attn: Mr. Val T. Orton,
          Corporate Trust Counsel
    Tel: (801) 246-5300
    Fax: (801) 246-5053

With a copy to:

    NationsBank, N.A. (South)
    600 Peachtree Street, NE
    21st Floor
    Atlanta, Georgia 30308
    Attn: Catherine S. Rhodes,
          Vice President
    Tel: (404) 607-5531
    Fax: (404) 607-6484

From time to time any party may designate additional parties and/or another address for notice purposes by notice to each of the other parties hereto. Notice shall be effective upon receipt or refusal thereof.

    12.8 Attorneys' Fees. In the event suit or action is instituted to interpret or enforce the terms of this Lease, the prevailing party shall be entitled to recover from the other party such sum as the court may adjudge reasonable as attorneys' fees at trial, upon appeal and on any petition for review, in addition to all other sums provided by law.

    12.9 Relationship of Parties. The relationship of the parties to this Lease is that of landlord and tenant. Landlord is not a partner or joint venturer with Tenant in any respect or for any purpose in the conduct of Tenant's business or otherwise.

    12.10 Applicable Law. The Property is located in the State of Louisiana. The parties agree that the law of the State of Louisiana shall be applicable for purposes of construing and determining the validity of this Lease.

    12.11 Prior Agreements. This Lease (including all exhibits, incorporated herein) is the entire, final, and complete agreement of the parties with respect to the matters set forth in this Lease, and supersedes and replaces all written and oral agreements previously made or existing by and between the parties or their representatives with respect to such matters.

    12.12 Validity of Provisions. If any of the provisions contained in this Lease shall be invalid, illegal, or unenforceable in any respect, the validity of the remaining provisions contained in this Lease shall not be affected.

    12.13 Ownership of Improvements.  For purposes of this Lease,
"improvements" shall include the buildings, structures, parking facilities and other improvements and any landscaping subsequently placed on the Property. All improvements constructed on the Property shall be the property of Tenant.

    Landlord acknowledges that it will be and is bound by the following provisions in the TROL Lease (described in paragraph 12.15 below): All Modifications (as defined in the TROL Lease) financed by Tenant (as lessor under the TROL Lease) shall become the property of, and title thereto shall immediately and without further action vest in, Tenant, when installed, and may be made by Tenant without the consent of Landlord. All other Modifications shall become the property of, and title thereto shall immediately and without further action vest in, Tenant on surrender of the Property by the lessee under the TROL Lease to Tenant (as lessor under the TROL Lease) or the earlier termination of the TROL Lease or the occurrence of a Lease Default under Sections 17.1(i), (j) or (k) of the TROL Lease. Thereafter, such Modifications will remain the property of, and title thereto vest in, Tenant until the expiration or earlier termination of this Lease, at which time they shall automatically and without further action become the property of Landlord.

    12.14 Recording; Quitclaim. Tenant shall not file or record this Lease without the specific prior written consent of Landlord, but the parties will execute a good and sufficient memorandum of lease for purposes of recording. Upon expiration or earlier termination of this Lease, Tenant shall promptly execute, acknowledge and deliver to Landlord any quitclaim deed or other document required by Landlord or a title company to remove the cloud of this Lease from the Property and to evidence the termination of Tenant's interests in the Property and improvements that will remain on the Property.

    12.15 No Effect on TROL Lease. No provision of this Lease will affect in any manner the duties and obligations of Landlord under the Lease Agreement (Tax Retention Operating Lease Agreement) dated as of February 6, 1996 (as amended, modified, extended, supplemented, restated and/or replaced from time to time in accordance with the terms thereof, the "TROL Lease") between Tenant (in its capacity as lessor thereunder) and Landlord (in its capacity as lessee thereunder).

    12.16 Limitations on Recourse. Notwithstanding anything contained in this Lease to the contrary, Landlord agrees to look solely to Tenant's estate and interest in the Property for the collection of any judgment requiring the payment of money by Tenant in the event of liability by Tenant, and no other property or assets of Tenant or any shareholder, owner or partner (direct or indirect) in or of Tenant, or any director, officer, employee, beneficiary, affiliate of any of the foregoing shall be subject to levy, execution or other enforcement procedure for the satisfaction of the remedies of Landlord under or with respect to this Lease, the relationship of the parties hereunder or Tenant's use of the Property or any other liability of Tenant to Landlord.

    12.17 Merger of Estates. In the event and at such time as Landlord may own and hold both the landlord's and tenant's interest under this Lease, this Lease will terminate automatically by merger of estates.

    12.18 Limitation on Encumbrances. Landlord agrees that, subject to the terms of Article XIII of the TROL Lease relating to permitted contests, Landlord shall not directly or indirectly create or allow to remain, and shall promptly discharge at its sole cost and expense, any Lien (as defined in the TROL Lease or Participation Agreement), defect, attachment, levy, title retention agreement or claim upon the Property or any Modifications
(as defined in the TROL Lease or Participation Agreement) other than Permitted Liens (as defined in the TROL Lease or Participation Agreement) and Lessor Liens (as defined in the TROL Lease or Participation Agreement). Landlord shall promptly notify Tenant in the event it receives actual knowledge that a Lien other than a Permitted Lien or Lessor Lien has occurred with respect to the Property.

    12.19 OVERALL LIMITATION. NOTWITHSTANDING ANYTHING CONTAINED IN THIS LEASE TO THE CONTRARY, UNTIL THE TROL LEASE HAS EXPIRED OR IS TERMINATED IN ACCORDANCE WITH ITS TERMS, LANDLORD AGREES TO PERFORM ON BEHALF OF TENANT ALL OBLIGATIONS OF TENANT UNDER THIS GROUND LEASE OTHER THAN THE TENANT'S OBLIGATION TO PAY BASIC RENT AND TENANT WILL HAVE NO LIABILITY OF ANY KIND TO LANDLORD FOR THE PERFORMANCE OR NONPERFORMANCE OF THIS GROUND LEASE OTHER THAN THE TENANT'S OBLIGATION TO PAY BASIC RENT.


    12.20 Assignment. The terms of this Lease shall be binding and inure to the benefit of the successors and assigns of the parties hereto. To the extent permitted by the Operative Agreements, the Tenant may assign this Lease to any other person or entity without the prior consent of the Landlord; provided, however, at the request of the Tenant the Landlord will provide written consent to any assignment. All the provisions of this Lease shall continue in full force and effect after any assignment. The Landlord shall not assign this Lease or any of its rights, interests, duties or obligations hereunder.


    THUS DONE AND PASSED in ______________, ____________ on the ____ day of
February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with Georgia Gulf and me, Notary, after due reading of the whole.


                              LANDLORD:

WITNESSES:                    GEORGIA GULF CORPORATION

                              By
                              Title



                              Notary Public

                              Printed Name:

                              My Commission Expires:


    THUS DONE AND PASSED in _____________, ______________ on the ____ day of
February, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with Tenant, Val T. Orton and me, Notary, after due reading of the whole.


WITNESSES:                         TENANT:

                                   FIRST SECURITY BANK OF UTAH,
                                   N.A., not individually but
                                   solely as Owner Trustee under the GGC Trust
                                   1996-1


                         By

                         Title



                         Val T. Orton, subject to Section 6.9 of the Trust Agreement, as Owner Trustee



                         Notary Public

                         Printed Name:

                         My Commission Expires:

                                 EXHIBIT A

                             Legal Description

                                 EXHIBIT B

                            Roadway Description

                                 EXHIBIT C


Boiler Feedwater System

Chemical Feed System

Wastewater Treatment Facility

Demineralized Water System

Existing Steam Line Infrastructure

Existing Electrical Equipment

VCM Condenses

                                                            EXHIBIT 13

Ten-Year Selected Financial Data
Georgia Gulf Corporation and Subsidiaries

Year Ended December 31    1995        1994      1993        1992      1991      1990      1989         1988        1987       1986

Results of Operations
(In thousands, except
per share data)

Net sales               $1,081,576  $955,305  $768,902  $779,455  $838,336  $932,104  $1,104,468   $1,060,612  $707,435   $583,255
Cost of sales              705,259   677,919   619,540   616,802   626,672   661,448     753,255      698,009   507,028    466,375
Selling and
administrative expenses     48,371    47,164    38,901      33,827    41,129    42,087     52,204      49,489    27,989     31,373
Operating income           327,946   230,222   110,461     128,826   170,535   228,569    299,009     313,114   172,418     85,507
Recapitalization expense         -         -         -           -         -   (17,869)         -           -         -          -
Interest expense           (25,114)  (37,557)  (44,779)    (61,216)  (80,772)  (63,161)      (961)     (3,373)  (10,796)   (13,184)
Interest income                244       113       106          73       492     2,505      2,045       2,594     1,320          -
Income before income
  taxes, extraordinary
  charge and cumulative
  effect of accounting
  change                   303,076   192,778    65,788      67,683    90,255   150,044     300,093     312,335   162,942     72,323
Provision for income
  taxes                    116,582    70,618    23,560      21,346    28,782    54,700     108,103     118,731    71,206     33,200
Income before extraordinary
  charge and cumulative
  effect of accounting
  change                   186,494   122,160    42,228      46,337    61,473    95,344     191,990     193,604    91,736     39,123
Extraordinary charge on
  early retirement of debt       -         -   (13,267)          -         -         -           -           -    (9,885)         -
Cumulative effect of
  accounting change for
  income taxes                   -         -    12,973           -         -         -           -            -        -          -
Net income              $  186,494  $122,160  $ 41,934    $ 46,337  $ 61,473  $ 95,344  $  191,990   $  193,604 $ 81,851   $ 39,123
Net income per common
 share                  $     4.73  $   2.88  $   1.01    $   1.18  $   1.75  $   3.07  $     7.58   $     6.75 $   2.81   $   1.20
Dividends per common
 share                  $     0.32  $      -  $      -    $      -  $      -  $      -  $     1.00   $     0.65  $   0.20   $     -

Financial Highlights (In thousands)
Working capital         $   73,370  $126,668  $ 67,674    $ 57,465  $ 20,676  $ 50,131  $  132,097   $  125,642  $ 76,348  $ 63,423
Property, plant and
 equipment, net            312,536   255,608   222,835     217,781   226,746   220,851     215,182      175,358   126,086   125,218
Total assets               507,332   508,447   405,287     419,420   415,585   456,657     472,989      457,327   308,609   264,632
Total debt                 292,400   314,081   379,206     444,416   639,153   726,481         856       42,603    41,593    83,225
Stockholders' equity
 (deficit)                  50,628    31,138  (110,577)   (161,165) (357,512) (424,476)    330,341      256,083   142,546    77,956
Earnings before interest,
 taxes,depreciation and
  amortization             360,014   257,996   137,523     158,409   196,982   248,403     317,676      328,703   181,823   103,384
Cash provided by operating
  activities               278,641   111,595    88,268      60,385   112,148   127,752     225,255      191,948   118,070    80,745
Depreciation and
 amortization               32,068    27,774    27,062      29,583    26,447    19,834      18,667       15,589     9,405    17,877
Capital expenditures        86,278    59,142    29,583      14,261    28,273    58,111      54,159       25,062     9,931     7,428
Maintenance expenditures    51,558    46,033    43,141      47,664    42,853    42,985      40,400       41,469    41,152    37,956
Sales per employee             946       834       684         691       760       868         818          776       712       575

Other Selected Data
Current ratio                  1.6       2.0       1.6         1.4       1.1       1.3         2.2          2.0       1.8       1.9
Return on assets              36.7%     26.7%     10.2%       11.1%     14.1%     20.5%       41.3%        50.6%     28.6%     14.1%
Return on sales               17.2%     12.8%      5.5%        5.9%      7.3%     10.2%       17.4%        18.3%     11.6%      6.7%
Ratio of operating income to
  interest expense            13.1       6.1       2.5         2.1       2.1       3.6        311.1        92.8      16.0       6.5
Weighted average common shares
  and equivalents outstanding
  (In thousands)            39,428    42,445    41,672      39,227    35,143    31,069       25,327      28,663    29,061    27,710
Employees                    1,143     1,146     1,124       1,128     1,103     1,074        1,350       1,367       993     1,015

All years subsequent to 1989 include the effects of the recapitalization, which occurred in April 1990 (See note 6 to the consolidated financial statements). Certain reclassifications of prior years' amounts have been made to conform with the 1995 presentation.

Management's Discussion and Analysis
Georgia Gulf Corporation and Subsidiaries

Results of Operations
Strong demand from the housing and construction, automobile, and pulp and paper markets boosted sales to over $1 billion for 1995. Sales volumes remained at very high levels as the Company operated its facilities at 94 percent of capacity setting new production volume records. Georgia Gulf capitalized on the strong demand and the efficiencies gained by these high production rates, increasing return on sales to 17.2 percent in 1995 from 12.8 percent in 1994.
     Georgia Gulf invested $86.3 million of the $278.6 million of cash provided by operations during 1995 in expansions of existing product lines as a part of its ongoing capital expansion program. The Company also used $162.6 million of operating cash flow to repurchase 5.2 million shares of its common stock or 12.3 percent of the total outstanding at the beginning of the year.
     This discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

1995 Compared with 1994
Net income increased 53 percent in 1995 to $186.5 million, compared to net income of $122.2 million for 1994. Net sales increased 13 percent to $1.1 billion from $955.3 million in 1994 on level sales volumes as sales prices were up for most products, with the exception of methanol where a decrease in demand returned prices to more historical levels. Demand was particularly strong for caustic soda and aromatic products throughout 1995, with additional support coming from vinyl resins during the first half of the year. International sales increased to 15 percent of total sales in 1995 from 13 percent in 1994 as a result of stronger export markets. Operating income was $327.9 million in 1995, an increase of 42 percent over 1994 operating income of $230.2 million. Although the strongest earnings contributions came from caustic soda, most products showed improved results as increases in sales prices outpaced higher raw material costs.
     Interest expense declined 33 percent to $25.1 million in 1995 from $37.6 million in 1994. This decline was attributable to a lower debt balance in 1995 and reduced interest rates in connection with the redemption of $191.1 million principal amount of the Company's 15% Senior Subordinated Notes in April 1995.
     The effective income tax rate was 38.5 percent for 1995 as compared to
36.6 percent for 1994. The 1995 rate increase was a result of higher taxable income, which minimized the effect of permanent tax differences.
     Earnings per share for 1995 increased 64 percent to $4.73 from $2.88 for 1994 as a result of higher earnings and the effect of the Company's stock repurchase program.

1994 Compared with 1993
Net income increased 191 percent in 1994 to $122.2 million, or $2.88 per share, compared to net income of $41.9 million, or $1.01 per share, for 1993. Net sales increased 24 percent to $955. 3 million from $768.9 million in 1993. Sales volumes rose 3 percent, surpassing the previous sales volume record set in 1993. Additionally, sales prices were up for nearly all products, with the most significant increases coming from methanol and vinyl resins, followed by caustic soda. International sales increased 19 percent over 1993; however, these sales declined as a percentage of total sales to 13 percent in 1994 from 14 percent in 1993 as a result of stronger growth in domestic sales.
     Operating income was $230.2 million in 1994, an increase of 108 percent over 1993 operating income of $110.5 million. Although the strongest earnings contributions came from methanol and caustic soda, substantially all products showed improved results as increases in sales prices outpaced higher raw material costs. Selling and administrative expenses increased to $47.2 million for 1994 from $38.9 million in 1993 primarily as a result of higher compensation expense related to profit sharing programs and stock option plans.
     Interest expense declined to $37.6 million in 1994, a 16 percent decrease from $44.8 million in 1993. The Company's weighted average interest rate increased slightly; however, a $65.1 million reduction in debt in 1994 enabled the Company to achieve sizable interest savings.
     The effective income tax rate was 36.6 percent for 1994 as compared to
35.8 percent for 1993. The 1993 rate included an adjustment of 1.2 percent to revalue deferred income tax balances for an increase in the federal statutory rate. Excluding the impact of this 1993 adjustment, the tax rate for 1994 increased two percentage points as a result of higher taxable income, which minimized the effect of permanent tax differences.
     Results for 1993 reflect an extraordinary charge of $13.3 million relating to an early debt retirement, which was offset by a $13.0 million benefit from a change in the method of accounting for income taxes.

Liquidity and Capital Resources
Georgia Gulf generated $278.6 million from operating activities during 1995, up significantly from $111.6 million in 1994. Cash flow increased due to improved earnings in 1995, along with a decrease in working capital. The majority of the decrease in working capital in 1995 was attributable to a $50.0 million sale of trade receiv-ables under a revolving trade receivables sales program offset in part by a reduction of $18.2 million in accrued income taxes.
     Net cash used for financing activities was $191.0 million in 1995, compared with $54.3 million in 1994, as the Company repurchased approximately
5.2 million shares of common stock in 1995 at a cost of $162.6 million and began paying quarterly dividends. As of December 31, 1995, the Company had authorization to retire an additional 2.8 million shares of common stock under its stock repurchase program. During 1995, the Company declared cash dividends totalling $0.32 per share at a cost of $12.3 million.
     Debt declined during 1995 to a level of $292.4 million. In April 1995, the 15% Senior Subordinated Notes were redeemed at par for $191.1 million. Later during the year, the Company entered into a $100 million seven-year term loan agreement and issued $100 million of 7 5/8% Notes due 2005. The Company used interest rate swap agreements to fix the interest rate on the term loan agreement at a rate ranging from 6.71 to 7.04 percent. The Company does not use interest rate swap agreements or any other derivatives for trading purposes. As of December 31, 1995, the Company had availability of $284 million under its $350 million revolving credit facility.
     Cash used for investing activities totaled $86.3 million, up from $59.1 million in 1994. The increase resulted primarily from $23.8 million spent on the expansion of the vinyl chloride monomer ("VCM") plant in Plaquemine, LA; $14.8 million spent on the vinyl compound expansion in Gallman, MS; and $14.4 million spent on the cumene upgrade and expansion project at Pasadena, TX. The balance of the expenditures was primarily used to modernize and improve the efficiency of existing facilities.
     The Company estimates that capital expenditures for 1996 will approximate $135 million. The major planned capital expenditures for 1996 include the completion of expansions to the VCM and vinyl compound plants and the completion of the cumene quality upgrade and expansion project, as well as continuing work on the expansion of the phenol/acetone plant in Plaquemine, LA.
     The Company's primary focus is to maintain debt at a level it considers to be manageable, regardless of the Company's position in the economic cycle, and to invest capital in incremental expansions of existing product lines. Management believes that cash provided by operations of the Company and the availability of borrowings under the Company's revolving credit facility will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

Inflation
The most significant components of the Company's cost of sales are raw materials and energy, which consist of basic commodity items. The cost of raw materials and energy is based primarily on market forces and has not been significantly affected by inflation. Inflation has not had a material impact on the Company's sales or income from operations.

Environmental
The Company's operations are subject to various federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid and hazardous waste; emissions into the air and discharges into surface and underground waters; and the manufacture of chemical substances. All of the plants operated by the Company meet current environmental standards.
     Management believes that the Company is in material compliance with all current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause the Company to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and therefore, it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.

Consolidated Balance Sheets
Georgia Gulf Corporation and Subsidiaries
                                                     December 31
(In thousands, except share data)               1995             1994
Assets
  Current assets
     Cash and cash equivalents               $  2,530         $  1,216
     Receivables, net of allowance
       for doubtful accounts
      of $2,400 in 1995 and 1994               89,414          157,085
     Inventories                               75,049           70,667
     Prepaid expenses                          12,108           13,882
     Deferred income taxes                      8,115            7,069
       Total current assets                   187,216          249,919

  Property, plant and equipment,
     at cost                                  534,264          447,986
     Less accumulated depreciation            221,728          192,378
       Property, plant and equipment,
          net                                 312,536          255,608

  Other assets                                  7,580            2,920

  Total assets                               $507,332         $508,447

Liabilities and Stockholders' Equity
  Current liabilities
     Accounts payable                        $ 78,861         $ 73,771
     Interest payable                           2,737            6,424
     Accrued income taxes                       3,296           21,537
     Accrued compensation                      14,715           11,724
     Accrued pension                            2,307            3,276
     Other accrued liabilities                 11,930            6,519
       Total current liabilities              113,846          123,251

  Long-term debt                              292,400          314,081

  Deferred income taxes                        50,458           39,977

  Stockholders' equity
     Preferred stock - $.01 par value;
      75,000,000 shares authorized;
       no shares issued                             -                -
     Common stock - $.01 par value;
      75,000,000 shares authorized;
      shares issued and outstanding:
      37,240,252 in 1995 and
      42,013,116 in 1994                          372              420
     Additional paid-in capital                31,312          185,984
     Retained earnings (deficit)               18,944         (155,266)
       Total stockholders' equity              50,628           31,138

  Total liabilities and
    stockholders' equity                     $507,332         $508,447

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Georgia Gulf Corporation and Subsidiaries

                                            Year Ended December 31
(In thousands, except share data)      1995           1994             1993
Net sales                           $1,081,576      $955,305         $768,902
Operating costs and expenses
  Cost of sales                        705,259       677,919          619,540
  Selling and administrative            48,371        47,164           38,901
     Total operating costs and
      expenses                         753,630       725,083          658,441
Operating income                       327,946       230,222          110,461
Other income (expense)
  Interest expense                     (25,114)      (37,557)         (44,779)
  Interest income                          244           113              106
Income before income taxes,
  extraordinary charge and
  cumulative effect of accounting
  change                               303,076        192,778          65,788
Provision for income taxes             116,582         70,618          23,560
Income before extraordinary charge and
  cumulative effect of accounting
   change                              186,494        122,160          42,228
Extraordinary charge on early retirement
 of debt, net of tax benefit of $6,834
 (Note 5)                                    -              -         (13,267)
Cumulative effect of accounting change
  for income taxes (Note 9)                  -              -          12,973
Net income                          $  186,494       $122,160        $ 41,934

Primary and fully diluted net income
 per common share:
  Before extraordinary charge and
    cumulative effect of accounting
    change                          $     4.73       $   2.88        $   1.01
  Extraordinary charge on early
    retirement of debt                      -               -           (0.32)
  Cumulative effect of accounting change
     for income taxes                       -               -            0.32
Net income per common share         $    4.73        $   2.88        $   1.01

Weighted average common shares and
  equivalents outstanding          39,427,943      42,445,499      41,671,903

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Georgia Gulf Corporation and Subsidiaries

                                                   Year Ended December 31
(In thousands)                                   1995       1994       1993
Cash flows from operating activities
  Net income                                   $186,494   $122,160  $  41,934
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization             32,068     27,774     27,062
       Deferred income taxes                      9,435      1,823      2,486
       Cost associated with early retirement
         of debt                                      -          -     20,101
       Cumulative effect of accounting change
        for income taxes                              -          -    (12,973)
       Compensation and tax benefit related
        to stock plans                            2,364      8,766      1,934
       Change in assets and liabilities:
         Receivables                             67,671    (61,017)     5,800
         Inventories                             (4,382)   (12,406)    13,004
         Prepaid expenses                         1,774     (3,532)       705
         Accounts payable                         5,090      13,860    (7,256)
         Interest payable                        (3,687)    (10,400)   (2,678)
         Accrued income taxes                   (18,241)     18,408     2,952
         Accrued compensation                     2,991       8,151       248
         Accrued pension                           (969)     (1,394)   (1,418)
         Accrued liabilities                      5,411      (1,188  )   (227)
         Other                                   (7,378)        590    (3,406)

Net cash provided by operating activities       278,641     111,595    88,268

Cash flows from financing activities:
  Net (decrease) increase in revolving
     credit loan                                (42,600)     17,000    79,000
  Proceeds from issuance of long-term debt      212,000       1,000   150,000
  Principal payments on long-term debt         (191,081)    (83,125) (294,210)
  Proceeds from issuance of common stock          5,481      10,789     6,720
  Purchase and retirement of common stock      (162,565)          -         -
  Dividends paid                                (12,284)          -         -

Net cash used in financing activities          (191,049)    (54,336)  (58,490)

Cash flows from investing activities:
  Capital expenditures                          (86,278)    (59,142)  (29,583)

Net cash used in investing activities           (86,278)    (59,142)  (29,583)

Net increase (decrease) in cash and
   cash equivalents                               1,314      (1,883)      195

Cash and cash equivalents at beginning of year    1,216       3,099     2,904

Cash and cash equivalents at end of year         $2,530    $  1,216  $  3,099


The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Changes in
Stockholders' Equity (Deficit)
Georgia Gulf Corporation and Subsidiaries


                                                                 Additional       Retained             Total
                                           Common Stock             Paid-in       Earnings     Stockholders'
(In thousands, except share data)      Shares         Amount        Capital      (Deficit)  Equity (Deficit)

Balance, December 31, 1992         40,293,639           $403       $157,792     $(319,360)     $(161,165)

Net income                                  -              -              -         41,934         41,934
Tax benefit realized from
  stock option plans                        -              -          1,934              -          1,934
Common stock issued upon
  exercise of stock options           450,425              5          3,474              -          3,479
Common stock issued under
  stock purchase plan                 207,507              2          3,239              -          3,241


Balance, December 31, 1993         40,951,571            410        166,439      (277,426)      (110,577)

Net income                                  -              -              -        122,160        122,160
Tax benefit realized from
  stock option plans                        -              -          6,291              -          6,291
Compensation related to
  stock option plans                        -              -          2,475              -          2,475
Common stock issued upon
  exercise of stock options           809,605              8          6,753              -          6,761
Common stock issued under
  stock purchase plan                 251,940              2          4,026              -          4,028


Balance, December 31, 1994         42,013,116            420        185,984      (155,266)         31,138

Net income                                  -              -              -        186,494        186,494
Dividends paid                              -              -              -       (12,284)        (12,284)
Tax benefit realized from
  stock option plans                        -              -          2,364              -          2,364
Common stock issued upon
  exercise of stock options           270,214              3          2,139              -          2,142
Common stock issued under
  stock purchase plan                 127,722              1          3,338              -          3,339
Purchase and retirement
  of common stock                  (5,170,800            (52)      (162,513)              -      (162,565)


Balance, December 31, 1995         37,240,252            $372       $ 31,312      $  18,944     $  50,628

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

Nature of Operations - The Company is a manufacturer and marketer of chemical and plastics products. The Company's products are primarily intermediate chemicals sold for further processing into a wide variety of end-use applications including plastic piping, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and gasoline additives.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     The estimated useful lives of the assets are as follows:

Buildings and land improvements              20-30 years
Machinery and equipment                      3-15 years


Other Assets - Other assets are comprised primarily of debt issuance costs that are amortized to expense using the effective interest method over the term of the related indebtedness. Debt issuance costs of $3,799,000, primarily related to the 7 5/8% Notes due 2005 (the "Notes"), were capitalized in 1995. Debt issuance costs amortized to interest expense during 1995, 1994 and 1993 were $420,000, $792,000 and $961,000, respectively. Debt issuance costs of $10,169,000 were written off during 1993 as part of the extraordinary charge on early retirement of debt
(Note 5).

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

New Accounting Pronouncement - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of," which became effective for fiscal years beginning after December 1995. SFAS No. 121 establishes, among other things, accounting standards for the impairment of long-lived assets and certain identified intangibles. The Company will adopt the new standard in 1996, but does not anticipate any material impact to the financial statements.


Note 2: Receivables

In May 1995, the Company entered into an agreement which allows for the sale, without recourse, of fractional interests in a defined pool of trade receivables for up to $50,000,000. This agreement expires May 1996, but may be extended for additional one-year terms by the mutual consent of the Company and the receivables purchaser. At December 31, 1995, $50,000,000 had been sold under this agreement, and the sale was reflected as a reduction of receivables in the accompanying consolidated balance sheet and as an operating activity in the accompanying consolidated statement of cash flows. On-going costs of this program of $2,003,000 were charged to selling and administrative expense in the accompanying consolidated statement of income.


Note 3: Inventories

The major classes of inventories were as follows (in thousands):
                                                  December 31,
                                               1995           1994
Raw materials and supplies                   $23,973        $25,019
Finished goods                                51,076         45,648
                                             $75,049        $70,667

Note 4: Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):
                                                  December 31,
                                               1995           1994
Machinery and equipment                      $427,370       $390,658
Land and improvements                          23,369         23,350
Buildings                                      13,289         13,006
Construction in progress                       70,236         20,972
Property, plant and equipment, at cost       $534,264       $447,986


Note 5: Long-Term Debt

Long-term debt consisted of the following (in thousands):
                                                 December 31,
                                             1995           1994
Revolving credit loan                        $  66,000      $110,000
Term Loan                                      100,000             -
7 5/8% Notes due 2005                          100,000             -
15% Senior Subordinated Notes                        -       191,081
Other                                           26,400        13,000
Long-term debt                                $292,400      $314,081

     During March 1995, the Company refinanced its credit agreement with a group of financial institutions (the "Credit Agreement") to allow for reduced interest rates, less restrictive covenants and increased financial flexibility. The Credit Agreement provides for an unsecured revolving credit facility which permits borrowings of up to $350,000,000. The revolving credit facility terminates and related outstanding loans, if any, are due in March 2000. The costs incurred in connection with the refinancing were not material.

     As of December 31, 1995, the Company had availability to borrow up to $284,000,000 under the terms of the revolving credit facility. An annual commitment fee which ranges from 0.10 to 0.25 percent is required to be paid on the revolving credit facility commitment. The interest rate on the revolving credit facility is based on LIBOR and averaged 6.27 and 5.25 percent for 1995 and 1994, respectively.

     In April 1995, the Company redeemed, at par, $191,081,000 outstanding principal amount of the 15% Senior Subordinated Notes, which would have been due April 2000. The write-off of the remaining unamortized debt issuance costs related to the 15% Senior Subordinated Notes was not material.

     The Company entered into a $100,000,000 unsecured term loan agreement in June 1995 (the "Term Loan"). Required principal payments under the Term Loan are $25,000,000 in June 2001 and $75,000,000 in June 2002. The LIBOR-
based variable interest rate on the Term Loan has been fixed at a rate ranging from 6.71 to 7.04 percent using interest rate swap agreements.
The average rate on the Term Loan was 6.78 percent during 1995.

     In November 1995, the Company issued $100,000,000 of unsecured 7 5/8% Notes, which are due in November 2005. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing May 15, 1996. The Notes are not redeemable prior to maturity.

     Under the Credit Agreement, Term Loan and Notes, the Company is subject to certain restrictive covenants, the most significant of which require the Company to maintain certain financial ratios and limit the amount the Company can pay for dividends and repurchases of common stock.

     During 1993, the Company refinanced its senior debt and incurred an extraordinary charge of $13,267,000, net of an income tax benefit of $6,834,000.

     Cash payments for interest during 1995, 1994 and 1993 were $28,336,000, $43,045,000 and $48,391,000, respectively.

Note 6: Stockholders' Equity

In April 1990, the Company's stockholders approved a Plan of Recapitalization (the "Recapitalization"), which resulted in an increase of 9,158,660 outstanding common shares and a distribution to stockholders of $864,733,000. The distribution for the Recapitalization, net of certain tax benefits,was charged against retained earnings.

     During 1995, the Company purchased 5,170,800 shares of common stock for $162,565,000. As of December 31, 1995, the Company had authorization to purchase up to 2,799,200 additional shares under the current common stock repurchase program.

     In connection with the stock purchase rights described below, 30,000,000 of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $0.01 or that which is paid on the common shares.

     Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from the Company 1/100th of a share of Junior Participating Preferred Stock for $45.00, subject to adjustment in certain circumstances. The rights become exercisable only after a person or group acquires beneficial ownership of 15 percent or more of the Company's outstanding shares of common stock, or commences a tender or exchange offer that would result in such person or group beneficially owning 15 percent or more of the Company's outstanding shares of common stock. The rights expire on April 27, 2000, and may be redeemed by the Company for $0.01 per right until ten days following the earlier to occur of the announcement that a person or group beneficially owns 15 percent or more of the Company's outstanding shares of common stock, or the commencement, or announcement by any person or group of an intent to commence, a tender offer which would result in any person or group beneficially owning 15 percent or more of the Company's outstanding shares of common stock. Subject to certain conditions, if a person or group becomes the beneficial owner of 15 percent or more of the Company's outstanding shares of common stock, each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock having a value equal to two times the right's exercise price. In addition, subject to certain conditions, if the Company is involved in a merger or certain other business combination transactions, each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock of the acquiring company having a value equal to two times the right's exercise price.


Note 7: Stock Option and Purchase Plans

Stock Option Plans - During 1987, the Board of Directors approved a nonqualified stock option plan that provided for granting key employees options to purchase up to 484,820 shares of common stock. All options were granted with related cash awards payable upon exercise to compensate for tax consequences. All stock options related to this plan have vested and expire no more than ten years after grant. No compensation expense related to these options and accompanying cash awards was recorded in 1995, while $3,827,000 was recorded in 1994 and none in 1993. As of December 31, 1995, options to purchase 135,700 shares under this plan were outstanding.

     The 1990 Incentive Equity Plan was approved by the stockholders of the Company as a part of the Recapitalization. This plan authorized the issuance of nonqualified stock options for up to 2,763,027 shares, of which, options for 1,163,331 shares were outstanding as of December 31, 1995. The option price per share may not be less than the fair market value of a share of the Company's common stock on the dates the options are granted. Options vest ratably over a three- or five-year period from the date of grant and expire no more than ten years after grant.

     The following is a summary of all stock option information:
                                             Year Ended December 31,
                                       1995           1994           1993
Stock options:
Outstanding at beginning of year    1,569,245      2,170,800      2,504,015
   Granted at $17.00-$36.50
     per share                          -            210,000        179,650
   Exercised                         (270,214)      (809,605)      (450,425)
   Forfeited or canceled                -             (1,950)       (62,440)
Outstanding at end of year          1,299,031      1,569,245       2,170,800
Option exercise price range per
  share                          $3.07-$36.50   $3.07-$36.50    $3.07-$18.25
Options exercisable                 1,131,031      1,359,245       1,242,250
Options available for grant            13,827         13,827         221,877


Stock Purchase Plan - During 1995, the Board of Directors authorized, subject to stockholder approval, the Employee Stock Purchase Plan. In connection with this stock purchase plan, 800,000 shares of common stock are reserved for future issuances. On December 29, 1995, approximately 148,000 shares were subscribed under the employee stock purchase plan at a subscription price equal to the lower of 85 percent of the fair market price of the Company's common stock on either December 29, 1995 or December 31, 1996.
The subscription price is paid through payroll deductions over a twelve-month period ending December 1996. Under similar employee stock purchase plans, 127,722, 251,940 and 207,507 shares of common stock were issued at $26.14, $15.99 and $15.62 per share during 1995, 1994 and 1993, respectively.


Note 8: Employee Benefit Plans

The Company has certain pension, savings and profit sharing plans that cover substantially all of its employees. The expense incurred for these plans was approximately $5,551,000, $5,431,000 and $5,263,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

  The net pension costs for the defined benefit plans include the following components (in thousands):

                                                  Year ended December 31,
                                             1995        1994         1993
Service cost for benefits earned
    during the year                         $1,776      $1,853        $1,530
Interest cost on projected benefit
    obligation                               2,527       2,229         2,043
Actual return on assets                     (7,983)       (304)       (1,783)
Net amortization and deferrals               5,920      (1,487)          434
Net pension cost                            $2,240      $2,291        $2,224

     The pension expense was calculated using assumed discount rates of 7.5 percent in 1995, 7 percent in 1994 and 8 percent in 1993; assumed long-term compensation increase rates of 5.5 percent in 1995 and 1994 and 6.5 percent in 1993; and assumed long-term rates of return on plan assets of 9 percent in 1995 and 1994 and 8 percent in 1993.

     The funded status of the defined benefit plans at December 31, 1995 and 1994 was as follows (in thousands):

                                                       1995                          1994
                                                            Unfunded                      Unfunded
                                             Fully Funded   Executive      Fully Funded   Executive
                                             Benefit Plans  Benefit Plan   Benefit Plans  Benefit Plan
Actuarial present value of:
     Vested benefit obligation               $(21,308)      $(4,815)       $(16,963)      $(4,420)
     Non-vested benefit obligation               (413)         (541)           (367)         (390)
Accumulated benefit obligation               $(21,721)      $(5,356)       $(17,330)      $(4,810)
Projected benefit obligation                 $(31,831)      $(7,322)       $(24,783)      $(7,933)
Plan assets at fair value                      39,171             -          28,046             -
Fair value of assets in excess of (less than)
     projected benefit obligation               7,340        (7,322)          3,263        (7,933)
Unrecognized net (gains) and losses            (5,301)           (5)         (3,414)          900
Unrecognized prior service cost                  (804)        1,764            (858)        1,920
Unrecognized transition obligation              2,256         1,002           2,454         1,147
Additional minimum liability                        -          (966)              -        (1,069)
Prepaid pension expense (liability)          $  3,491       $(5,527)       $  1,445       $(5,035)

     The projected benefit obligation for the defined benefit plans was determined using assumed discount rates of 7 and 7.5 percent in 1995 and 1994, respectively, and an assumed long-term compensation increase rate of 5.5 percent in 1995 and 1994. The plan assets are invested in a diversified portfolio that consists primarily of equity and debt securities.


Note 9: Income Taxes

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which changed the Company's method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax balances are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under currently enacted tax laws. As a result of the adoption of SFAS No. 109, the Company recorded a cumulative adjustment at January 1, 1993 of $12,973,000. This adjustment represents a net decrease in the deferred tax liability as of that date and is reflected in the accompanying consolidated statements of income as the cumulative effect of accounting change.

     The provision for income taxes was as follows (in thousands):
                                      Year Ended December 31,
                                 1995           1994           1993
Current:
     Federal                  $  94,068       $59,825        $18,955
     State                       13,079         8,970          2,119
                                107,147        68,795         21,074
Deferred:
     Federal                      8,812         2,123          2,050
     State                          623          (300)           436
                                  9,435         1,823          2,486
Provision for income taxes     $116,582       $70,618        $23,560


     The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

                                                    Year Ended December 31,
                                             1995           1994           1993
Statutory federal income tax rate            35.0%          35.0%          35.0%
State income taxes, net of federal benefit    2.9            2.8            2.5
Percentage depletion                         (0.2)          (0.7)          (2.9)
Revalue deferred tax balances for increase
  in federal statutory rate                     -              -            1.2
Other                                                                       0.8            (0.5)          -
Effective income tax rate                    38.5%          36.6%          35.8%

     Cash payments for income taxes during 1995, 1994 and 1993 were $133,170,000, $44,096,000 and $9,355,000, respectively.

     The Company's net deferred tax liability consisted of the following major items (in thousands):

                                                 December 31,
                                               1995           1994
Deferred tax assets:
     Receivables                           $    602         $  1,005
     Inventories                              1,288              945
     Vacation accruals                        1,403            1,291
     Pension accruals                             -            1,641
     Stock options                            2,813            3,023
     Other                                    2,009            3,552
         Total deferred tax assets            8,115           11,457

Deferred tax liability:
     Property, plant and equipment          (50,458)         (44,365)
Net deferred tax liability                 $(42,343)        $(32,908)

     The Company has determined, based on its history of operating earnings and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 1995.


Note 10: Commitments and Contingencies

Leases - The Company leases railcars, storage terminals, warehouse and office space under noncancelable operating leases with varying maturities through the year 2010.
     Future minimum payments under noncancelable operating leases as of December 31, 1995 were $13,352,000 for 1996, $10,243,000 for 1997, $7,906,000 for 1998, $7,035,000 for 1999, $4,532,000 for 2000 and $22,861,000
thereafter. Total lease expense was approximately $12,465,000, $10,767,000 and $12,316,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Lease Subsequent Event - In February 1996, the Company entered into an operating lease agreement for a 250 megawatt co-generation facility to be constructed at the Company's Plaquemine, LA complex. The total cost of assets to be covered by the lease is limited to $120,000,000. The co-generation facility, scheduled for completion during the third quarter of 1997, will supply essentially all electricity and steam requirements for the Plaquemine location. Payments under the lease will be determined and will commence upon completion of construction and will continue through the initial lease term of three years. The Company has options to renew the lease for two one-year periods and to purchase the facility at its estimated fair market value at any time during the lease term. The lease provides for substantial residual value guarantees by the Company at the termination of the lease.

Legal Proceedings - The Company is subject to claims and legal actions that arise in the ordinary course of its business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or on results of operations of the Company.


Note 11: Significant Customer and Export Sales

Significant Customer - The Company has supply contracts, subject to certain limitations, for a substantial percentage of Georgia-Pacific Corporation's requirements for certain chemicals at market prices. These supply contracts have various expiration dates (depending on the product) from 1996 through 1999 and may be extended year-to-year upon expiration. The sales to Georgia-Pacific Corporation under these supply contracts for the years ended December 31, 1995, 1994 and 1993 amounted to approximately 14 percent, 15 percent and 15 percent of net sales, respectively. Receivables outstanding from these sales were $12,474,000, $16,939,000 and $12,661,000 at December
31, 1995, 1994 and 1993, respectively.

Export Sales - Export sales were approximately 15 percent, 13 percent and 14 percent of the Company's net sales for the years ended December 31, 1995, 1994 and 1993, respectively. The principal international markets served by the Company include Canada, Mexico, Latin America, Europe and Asia.


Note 12: Derivative Financial Instruments and Fair Value of Financial
Instruments

The Company does not use derivatives for trading purposes. Interest rate swaps, a form of derivative, are used to manage interest costs. The Company entered into two interest rate swap agreements in June 1995, for a total notional amount of $100,000,000 maturing in June 2000, to fix the interest rate on the Term Loan. As of December 31, 1995, these interest rate swap agreements were the only derivative financial instruments outstanding.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Debt - The fair value of the 15% Senior Subordinated Notes and Notes was based on quoted market prices. The carrying amounts of the revolving credit loan and the Term Loan were assumed to approximate fair value due to the floating market interest rates to which the respective agreements are subject.

Interest Rate Swap Agreements - The fair value of the interest rate swap agreements was estimated by obtaining quotes from brokers.

     The estimated fair value of financial instruments was as follows (in thousands):

                                                   December 31,                 December 31,
                                                     1995                          1994
                                             Carrying       Fair           Carrying       Fair
                                             Amount         Value          Amount         Value
Debt:
     Revolving credit loan                   $ 66,000       $ 66,000       $110,000       $110,000
     Term Loan                                100,000        100,000              -              -
     7 5/8% Notes due 2005                    100,000        102,364              -              -
     15% Senior Subordinated Notes                  -              -        191,081        195,858
     Other                                     26,400         26,400         13,000         13,000
Liabilities for interest rate swap agreements       -          3,648              -              -


Note 13: Quarterly Financial Data (Unaudited)

The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share data):

                                             First          Second         Third          Fourth
                                             Quarter        Quarter        Quarter        Quarter
1995
     Net sales                               $314,026       $275,833       $270,877       $220,840
     Gross margin                             118,187        101,760         88,673         67,697
     Operating income                         106,604         89,487         77,202         54,653
     Net income                                60,157         50,793         44,482         31,062
     Net income per common share                 1.44           1.30           1.15           0.82
     Dividends declared per common share         0.08           0.08           0.08           0.08
1994
     Net sales                               $192,906       $208,188       $249,044       $305,167
     Gross margin                              39,186         51,846         72,844        113,510
     Operating income                          29,299         40,374         59,405        101,144
     Net income                                12,730         19,952         31,830         57,648
     Net income per common share                 0.30           0.47           0.75           1.35
     Dividends declared per common share            -              -              -              -

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

Richard B. Marchese
Vice President - Finance
Chief Financial Officer and Treasurer
February 15, 1996

Report of Independent Public Accountants
Georgia Gulf Corporation and Subsidiaries

To the Stockholders and Board of Directors of Georgia Gulf Corporation:

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in note 9 of the Notes to Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

Arthur Andersen LLP
Atlanta, Georgia
February 15, 1996

Common Stock Data

Georgia Gulf Corporation's Common Stock is listed on the New York Stock Exchange under the symbol GGC.

     At December 29, 1995, there were 1,043 common stockholders of record.

     The following table sets forth the New York Stock Exchange high, low and closing stock prices for the Company's common stock for the years 1995 and 1994.

1995
(in dollars)                             High            Low          Close
First Quarter                          40 3/4         26 5/8         29 7/8
Second Quarter                         34 1/4         28 1/8         32 5/8
Third Quarter                          37 1/2         32 1/4         34 1/2
Fourth Quarter                         37 5/8         30 1/2         30 3/4

1994
(in dollars)                             High            Low          Close
First Quarter                          29 1/2         21 5/8         25 3/8
Second Quarter                             35         24 3/8         34 1/4
Third Quarter                              42         32 5/8         40 1/8
Fourth Quarter                         43 1/4         32 3/8         38 7/8

                                                                 EXHIBIT 23

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8, file no. 33-14696, file no. 33-27365, file no. 33-40952, file no. 33-42008, file no. 33-42190, file no. 33-56711 and file no. 33-64749.








ARTHUR ANDERSEN LLP
Atlanta, Georgia
March 27, 1996