Form 10-Q
period 1996-03-31
GEORGIA GULF CORP /DE/
filed 1996-05-10
CIK 805264

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


     (Mark One)
            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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


                                             Outstanding as of
               Class                            May 6, 1996
Common Stock, $0.01 par value................36,554,642 shares

                         GEORGIA GULF CORPORATION

                                 FORM 10-Q

                   QUARTERLY PERIOD ENDED MARCH 31, 1996

                                   INDEX



                                                       Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of March 31, 1996 and
               December 31, 1995                            1

          Condensed Consolidated Statements of
               Income for the three months ended
               March 31, 1996 and 1995                      2

          Condensed Consolidated Statements of
               Cash Flows for the three months
               ended March 31, 1996 and 1995                3

          Notes to Condensed Consolidated Financial
               Statements as of March 31, 1996              4-5

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                           6-7

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K             8

SIGNATURES                                                  9

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                          GEORGIA GULF CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share data)

                                                March 31,        December 31,
                                                  1996              1995

          Assets
          Current assets
            Cash and cash equivalents           $   3,450          $   2,530
            Receivables                            67,870             89,414
            Inventories                            79,239             75,049
            Prepaid expenses                       13,181             12,108
            Deferred income taxes                   8,115              8,115
              Total current assets                171,855            187,216

          Property, plant and equipment, at cost  573,645            534,264
              Less accumulated depreciation       230,291            221,728
                  Property, plant and equipment,
                     net                          343,354            312,536

          Other assets                              6,008              7,580
                                                _________           ________
          Total assets                           $521,217           $507,332
                                                =========          =========


          Liabilities and Stockholders' Equity

          Current liabilities
            Accounts payable                     $ 92,515           $ 78,861
            Interest payable                        4,575              2,737
            Accrued income taxes                   10,408              3,296
            Other accrued liabilities              19,167             28,952
              Total current liabilities           126,665            113,846

          Long-term debt                          298,400            292,400

          Deferred income taxes                    50,458             50,458

          Stockholders' equity
              Common stock - $0.01 par value          368                372
              Additional paid-in capital           13,534             31,312
              Retained earnings                    31,792             18,944
                    Total stockholders'  equity    45,694             50,628
                                                  _______            _______
          Total liabilities and
            stockholders' equity                 $521,217           $507,332
                                                =========           ========

          Common shares outstanding            36,796,597         37,240,252
                                              ===========         ==========

          See notes to condensed consolidated financial statements.

                 GEORGIA GULF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)


                                         Three Months Ended
                                               March 31,

                                         1996             1995

     Net sales                       $208,036         $314,026
                                     ________      ___________
     Operating costs and expenses
            Cost of sales             167,118          195,839
       Selling and administrative      10,808           11,583
                                  ___________      ___________
         Total operating costs
            and expenses              177,926          207,422
                                  ___________      ___________

     Operating income                  30,110          106,604

     Other income (expense)

       Interest, net                  (4,642)          (8,712)
                                  ___________      ___________

     Income before income taxes        25,468           97,892

     Provision for income taxes         9,662           37,735
                                  ___________      ___________
     Net income                       $15,806          $60,157
                                  ===========      ===========


     Net income per common share        $0.42            $1.44
                                  ===========      ===========

     Weighted average common
       shares and equivalents
       outstanding                 37,636,402       41,856,291
                                  ===========      ===========


     See notes to condensed consolidated financial statements.


                 GEORGIA GULF CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                                       Three Months Ended
                                                             March 31,
                                                       1,996         1,995

Cash flows from operating activities:
  Net income                                         $15,806       $60,157
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                    8,680         8,179
      Change in assets, liabilities
        and other                                     31,905        25,124

Net cash provided by operating
  activities                                          56,391        93,460

Cash flows from financing activities:
  Net change in revolving credit loan                  6,000         6,400
  Proceeds from issuance of common
    stock                                              1,250           609
  Purchase and retirement of common
    stock                                            (20,382)      (78,314)
  Dividends paid                                      (2,958)       (3,238)

Net cash used in financing
  activities                                         (16,090)      (74,543)

Cash flows from investing activities:
  Capital expenditures                               (39,381)      (17,464)

Net cash used in investing
  activities                                         (39,381)      (17,464)


Net change in cash and cash
  equivalents                                            920         1,453

Cash and cash equivalents at
  beginning of period                                  2,530         1,216

Cash and cash equivalents at
  end of period                                       $3,450        $2,669


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

Operating results for Georgia Gulf Corporation and its subsidiaries ("the Company") for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE 2:   INVENTORIES

The major classes of inventories were as follows (in thousands):

                                   March 31,      December 31,
                                        1996           1995

     Raw materials and supplies    $    31,551    $    23,973
     Finished goods                     47,688         51,076
                                   $    79,239    $    75,049

NOTE 3:   STOCKHOLDERS' EQUITY

The Company purchased 607,100 shares of its common stock for $20,382,000 during the three months ended March 31, 1996. As of March 31, 1996, the Company had authorization to purchase of up to 2,192,100 additional shares under the current common stock repurchase program.

NOTE 4:   COMMITMENT

In February 1996, the Company entered into an operating lease agreement for a 250 megawatt co-generation facility, which is being constructed at the Company's Plaquemine, LA complex. The total cost of assets to be covered by the lease is limited to $120,000,000. The co-generation facility, scheduled for completion during the third quarter of 1997, will supply essentially all electricity and steam requirements for the Plaquemine complex. Payments under the lease will be determined and will commence upon completion of construction and will continue through the initial lease term of three years. The Company has options to renew the lease for two one-year periods and to purchase the facility at its estimated fair market value at any time during the lease term. The lease provides for substantial residual value guarantees by the Company at the termination of the lease.

NOTE 5:   SUBSEQUENT EVENT - DISPOSITION

In April 1996, the Company completed the sale of its Delaware City, DE facility, and its emulsion resin business. Under the terms of the sale agreement, the Company has the right to continue to operate its vinyl compound assets located at the Delaware City facility for an eighteen month period. During this period, the majority of the Delaware City vinyl compound production will be transitioned to the Company's recently expanded vinyl compound plant in Gallman, MS. The proceeds from the sale approximated the net book value of the disposed assets.

     Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                           RESULTS OF OPERATIONS

First Quarter of 1996 Compared with the First Quarter of 1995:

For the first quarter ended March 31, 1996, net income per common share was $0.42 on net income of $15.8 million and net sales of $208.0 million. This compares to net income per common share of $1.44, net income of $60.2 million and net sales of $314.0 million for the first quarter of 1995.

Operating income for the first quarter of 1996 was $30.1 million, a decrease of 72 percent from $106.6 million for the same period in 1995. Substantial drops in pricing for methanol and vinyl products were largely responsible for the decline in sales and operating income. However, a combination of plant shutdowns resulting from freeze damage at the Company's Plaquemine, LA complex and scheduled plant shutdowns relating to the tie-in of the new cumene expansion and modernization project at the Pasadena, TX facility also significantly impacted the results for the first quarter of 1996. While prices for methanol and vinyl products were significantly lower, nearly all of the Company's products experienced declines in pricing when comparing the first quarter of 1996 to the prior year first quarter. Overall sales volumes were also down when comparing the two first quarter periods.

Selling and administrative expenses were $10.8 million for the first quarter of 1996, compared to $11.6 million for the same period in 1995. The decrease resulted primarily from higher charges relating to the Company's profit sharing programs for the first quarter of 1995 as a result of higher profits, partially offset by costs associated with the revolving trade receivables sales program initiated during the second quarter of 1995.

Net interest expense declined $4.1 million when comparing the first quarter of 1996 to the same period in 1995. This decline was attributable to a lower debt balance during the first quarter of 1996, as compared to the same period in 1995 and reduced interest rates in connection with the redemption of the Company's 15% Senior Subordinated Notes early in the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, $56.4 million of cash was generated by operating activities as compared to $93.5 million for the three months ended March 31, 1995. Cash flow decreased due to lower net income in 1996, partially offset by working capital fluctuations. The majority of the change in working capital related to a decrease in receivables resulting from lower sales and an increase in accounts payable to suppliers.

Debt increased by $6.0 million during the three months ended March 31, 1996, to a level of $298.4 million which consisted of a $100 million ten-year public bond issue, a $100 million seven-year term loan, a $350 million revolving credit loan with an outstanding balance of $76.0 million and two additional loans with an aggregate balance of $22.4 million.

Capital expenditures for the three months ended March 31, 1996, were $39.4 million as compared to $17.5 million for the same 1995 period. The first half of the vinyl compound expansion in Gallman, MS was completed in early 1996 with production scheduled to come on-line during the second quarter. The second half of the expansion will be added as markets dictate. Also, the modernization and expansion of the Pasadena, TX cumene plant was completed in the second quarter of 1996. The vinyl chloride monomer ("VCM") expansion is scheduled for completion during the fourth quarter of 1996, while the expansion of the phenol\acetone plant is scheduled to be completed during 1997. The Company estimates that capital expenditures for 1996 will approximate $135.0 million.

The Company declared a dividend of $0.08 per share or $3.0 million during the first quarter of 1996. The Company also purchased
607.1 thousand shares of its common stock at a cost of $20.4 million under the Company's current stock repurchase program. As of March 31, 1996, the Company had authorization to purchase of up to approximately 2.2 million additional shares under the current stock repurchase program.

Management believes that cash provided by operations and the availability under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

                                 OUTLOOK

Looking forward to the second quarter of 1996, management expects both sales and production volumes to increase as the Company's plants resume full operation and the new cumene capacity comes on-line. Demand for vinyl resins has begun to recover and pricing for vinyl products has increased from the very low levels of the first quarter of 1996. However, management does anticipate some continued weakness in certain product lines.

PART II.  OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K

a)   No exhibits are filed as part of this Form 10-Q Quarterly
     Report.


b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GEORGIA GULF CORPORATION
                                        (Registrant)


Date May 10, 1996                  /s/ Jerry R. Satrum
                                   Jerry R. Satrum
                                   President and Chief
                                      Executive Officer
                                   (Principal Executive Officer)




Date May 10, 1996                  /s/ Richard B. Marchese
                                   Richard B. Marchese
                                   Vice President - Finance and
                                      Chief Financial Officer
                                   (Principal Financial Officer)