Form 10-Q
period 1996-06-30
GEORGIA GULF CORP /DE/
filed 1996-08-14
CIK 805264

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


     (Mark One)
        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

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


                                             Outstanding as of
               Class                           August 12, 1996
Common Stock, $0.01 par value................34,908,712 shares

                     GEORGIA GULF CORPORATION

                            FORM 10-Q

               QUARTERLY PERIOD ENDED JUNE 30, 1996

                              INDEX



                                                       Page Numbers

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               as of June 30, 1996 and
               December 31, 1995                            1

          Condensed Consolidated Statements of
               Income for the three and six months ended
               June 30, 1996 and 1995                       2

          Condensed Consolidated Statements of
               Cash Flows for the six months
               ended June 30, 1996 and 1995                 3

          Notes to Condensed Consolidated Financial
               Statements as of June 30, 1996               4

     Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                           5-7

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                        8

     Item 6.   Exhibits and Reports on Form 8-K             8

SIGNATURES                                                  9

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements


            GEORGIA GULF CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)



                                                       June 30,   December 31,
                                                         1996         1995

        Assets
        Current assets
          Cash and cash equivalents                         $807     $2,530
          Receivables                                    101,606     89,414
          Inventories                                     77,878     75,049
          Prepaid expenses                                15,569     12,108
          Deferred income taxes                            8,115      8,115
            Total current assets                         203,975    187,216

        Property, plant and equipment, at cost           582,704    534,264
            Less accumulated depreciation                234,772    221,728
              Property, plant and equipment, net         347,932    312,536

        Other assets                                       6,631      7,580

        Total assets                                    $558,538   $507,332



        Liabilities and Stockholders' Equity

        Current liabilities
          Accounts payable                               $99,854    $78,861
          Interest payable                                 2,857      2,737
          Accrued income taxes                               749      3,296
          Accrued compensation                             5,899     14,715
          Accrued pension                                  2,640      2,307
          Other accrued liabilities                       17,937     11,930
            Total current liabilities                    129,936    113,846

        Long-term debt                                   348,500    292,400

        Deferred income taxes                             53,010     50,458

        Stockholders' equity
            Common stock - $0.01 par value                   358        372
            Additional paid-in capital                        --     31,312
            Retained earnings                             26,734     18,944
                  Total stockholders'  equity             27,092     50,628

        Total liabilities and
          stockholders' equity                          $558,538   $507,332



        Common shares outstanding                     35,804,487  37,240,252

        See notes to condensed consolidated financial statements.


                           GEORGIA GULF CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except share data)

                                                Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                                  1996      1995            1996         1995

Net sales                                        $231,387   $275,833      $439,423    $589,859
   Operating costs and expenses
     Cost of sales                                184,294    174,073       351,412     369,912
     Selling and administrative                    10,926     12,273        21,734      23,856

       Total operating costs and expenses         195,220    186,346       373,146     393,768


   Operating income                                36,167     89,487        66,277     196,091

   Other income (expense)
     Interest, net                                (5,080)     (6,973)       (9,722)    (15,685)


   Income before income taxes                      31,087     82,514        56,555     180,406

   Provision for income taxes                      11,801     31,721        21,463      69,456

   Net income                                     $19,286    $50,793       $35,092    $110,950



   Net income per common share                      $0.52      $1.30         $0.94       $2.74


   Weighted average common shares
     and equivalents outstanding               36,969,074  39,028,538      37,312,728  40,435,708

   See notes to condensed consolidated financial statements.

                           GEORGIA GULF CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)


                                                                 Six Months Ended
                                                                     June 30,
                                                            1,996             1,995


Cash flows from operating activities:
  Net income                                               $35,092           $110,950
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                         17,905             16,114
      Change in assets, liabilities and other                   75             32,248

Net cash provided by operating activities                   53,072            159,312

Cash flows from financing activities:
  Net change in revolving credit loan                       52,100             95,000
  Proceeds from issuance of long-term debt                   4,000            104,000
  Principal payments on long-term debt                          --          (191,081)
  Proceeds from issuance of common stock                     1,374                911
  Purchase and retirement of common stock                 (56,134)          (128,774)
  Dividends paid                                           (5,852)            (6,258)

Net cash used in financing activities                      (4,512)          (126,202)

Cash flows from investing activities:
  Capital expenditures                                    (56,345)           (31,704)
  Net proceeds from the sale of assets                       6,062                 --

Net cash used in investing activities                     (50,283)           (31,704)


Net change in cash and cash equivalents                    (1,723)              1,406

Cash and cash equivalents at beginning of period             2,530              1,216

Cash and cash equivalents at end of period                    $807             $2,622

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

Operating results for Georgia Gulf Corporation and its subsidiaries ("the Company") for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE 2:   INVENTORIES

The major classes of inventories were as follows (in thousands):

                                        June 30,    December 31,
                                          1996           1995
     Raw materials and supplies    $    29,995    $    23,973
     Finished goods                     47,883         51,076
                                   $    77,878    $    75,049

NOTE 3:   STOCKHOLDERS' EQUITY

The Company purchased 1,672,200 shares of its common stock for
$56,134,000 during the six months ended June 30, 1996. As of June 30, 1996, the Company had authorization to purchase up to 1,127,000 additional shares under the current common stock repurchase program.

NOTE 4: DISPOSITION

In April 1996, the Company completed the sale of its Delaware City, Delaware facility, and its emulsion resin business. Under the terms of the sale agreement, the Company has the right to continue to operate its vinyl compound assets located at the Delaware City facility for an eighteen-month period. During this period, the majority of the Delaware City vinyl compound production will be transferred to the Company's recently expanded vinyl compound plant in Gallman, Mississippi. It is the Company's intention to complete this transition by the end of the third quarter of 1996. The proceeds from the sale approximated the net book value of the disposed assets.


   Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                         RESULTS OF OPERATIONS

Second Quarter of 1996 Compared with the Second Quarter of 1995:

For the second quarter ended June 30, 1996, net income per common share was $0.52 on net income of $19.3 million and net sales of $231.4 million. This compares to net income per common share of $1.30, net income of $50.8 million and net sales of $275.8 million for the second quarter of 1995.

Operating income for the second quarter of 1996 was $36.2 million, a decrease of 60 percent from $89.5 million for the same period in 1995. Sales pricing for nearly all of the Company's products was lower for the second quarter of 1996 as compared to prior year levels with the sharpest declines occurring in the Company's vinyl products chain. Sales volumes were slightly lower for the second quarter of 1996 as compared to the second quarter of 1995 as a result of both scheduled and unscheduled downtime in operations.

Selling and administrative expenses were $10.9 million for the second quarter of 1996, compared to $12.3 million for the same period in 1995. This decrease was primarily attributable to reduced charges relating to the Company's profit sharing programs for the second quarter of 1996 as a result of lower profits.

Net interest expense declined $1.9 million when comparing the second quarter of 1996 to the same period in 1995. This decline was mainly attributable to reduced interest rates in connection with the redemption of the Company's 15% Senior Subordinated Notes early in the second quarter of 1995.

Six Months ended June 30, 1996, Compared with Six Months Ended June 30,
1995

For the six months ended June 30, 1996, net income per common share was $0.94 on net income of $35.1 million and net sales of $439.4 million. This compares to net income per common share of $2.74, net income of $111.0 million, and net sales of $589.9 million for the same period in 1995.

Operating income for the six months ended June 30, 1996 was $66.3 million, a decrease of 66 percent from $196.1 million for the same period in 1995. This decrease resulted from declines in sales pricing for nearly all of the Company's products. The sharpest declines occurred in the Company's vinyl products chain and from the lower methanol pricing in 1996 as compared to the record high levels during the early part of 1995. Sales volumes were also lower in 1996 as a result of scheduled and unscheduled downtime attributable to the tie-in of the cumene expansion project and weather-related problems.

Selling and administrative expenses were $21.7 million for the six months ended June 30, 1996, compared to $23.9 million for the same period in 1995. This decrease resulted primarily from reduced charges relating to the Company's profit sharing programs for the six months ended June 30, 1996. These reduced charges were offset in part by increased costs in 1996 associated with the revolving trade receivables sales program which began during the second quarter of 1995.

Net interest expense declined $6.0 million when comparing the first six months of 1996 to the same period in 1995. This decline was attributable to reduced interest rates in connection with the redemption of the Company's 15% Senior Subordinated Notes early in the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, $53.1 million of cash was generated by operating activities as compared to $159.3 million for the six months ended June 30, 1995. This reduction in cash flow resulted from lower net income in 1996 and working capital fluctuations in 1995. The majority of the change in working capital in 1995 was attributable to a $50.0 million sale of trade receivables under the revolving trade receivables sales program offset in part by a decrease in accrued income taxes.

Debt increased by $56.1 million during the six months ended June 30, 1996, to a level of $348.5 million which consisted of a $100 million ten-year public bond issue, a $100 million seven-year term loan, an outstanding balance of $122.5 million under a $350 million revolving credit loan and two additional loans with an aggregate balance of $26.0 million.

Capital expenditures for the six months ended June 30, 1996, were $56.3 million as compared to $31.7 million for the same 1995 period. Major capital projects completed during the first half of 1996 included a vinyl compound expansion in Gallman, Mississippi and a modernization and expansion of the Pasadena, Texas cumene plant. Additional projects currently under construction include a vinyl chloride monomer ("VCM") expansion scheduled for completion during the fourth quarter of 1996, an air separation plant also scheduled to come on-line during the fourth quarter of 1996, and an expansion of the phenol\acetone plant scheduled to be completed in early 1997. The Company estimates that capital expenditures for 1996 will approximate $130.0 million.
Although not part of the Company's capital expenditure program, a 250 megawatt co-generation facility is also being constructed at the Plaquemine, Louisiana complex. The co-generation facility, which will be leased by the Company under an operating lease agreement, is scheduled for completion during the third quarter of 1997.

The Company declared dividends of $0.16 per share or $5.9 million during the first six months of 1996. The Company also purchased 1.672 million shares of its common stock at a cost of $56.1 million. As of June 30, 1996, the Company had authorization to purchase up to 1.127 million additional shares under the current stock repurchase program.

Management believes that cash provided by operations and the availability under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations, and debt service requirements.

PART II.     OTHER INFORMATION


   Item 4.   Submission of Matters to a Vote of Security Holders

   The Company's annual meeting of shareholders was held May 21, 1996, in Atlanta, Georgia, for the following purposes: (I) to elect three directors to serve for a term of three years; (ii) to consider and take action to approve and adopt the Company's Employee Stock Purchase Plan; and (iii) to consider and take action upon the ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1996.

   The results of the voting by stockholders at the annual meeting were as follows:

                                                  Broker Non-Votes
        Director              For       Withheld   or Abstentions
Robert E. Flowerree .....  32,230,031   1,074,857       0
Holcombe T. Green, Jr. ..  31,904,163   1,400,725       0
James R. Kuse ...........  32,240,049   1,064,839       0

   The Company's Employee Stock Purchase Plan was approved and adopted by the following votes:

       For        Against        Abstain        Broker Non-Votes
   29,485,048     3,730,504      89,336               0

   The selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1996, was ratified by the following votes:

       For        Against        Abstain        Broker Non-Votes
   33,253,848     10,590         40,450               0



   Item 6.   Exhibits and Reports on Form 8-K

a) No exhibits are filed as part of this Form 10-Q Quarterly Report.


b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 GEORGIA GULF CORPORATION
                                      (Registrant)


Date    August 13, 1996               /s/ Jerry R. Satrum
                                      Jerry R. Satrum
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)




Date    August 13, 1996               /s/ Richard B. Marchese
                                      Richard B. Marchese
                                      Vice President - Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer)