Form 10-Q
period 1996-09-30
GEORGIA GULF CORP /DE/
filed 1996-11-12
CIK 805264

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

  (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to

                         Commission File Number 1-9753

                               ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AS OF
           CLASS                                               NOVEMBER 7, 1996
           -----                                               -----------------
      Common Stock, $0.01 par value........................... 34,536,077 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX


                                                                           PAGE
                                                                          NUMBERS
                                                                          -------
PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of September 30, 1996
         and
         December 31, 1995..............................................      1
        Condensed Consolidated Statements of Income for the three and
         nine months ended September 30, 1996 and 1995..................      2
        Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1996 and 1995....................................      3
        Notes to Condensed Consolidated Financial Statements as of
         September 30, 1996.............................................      4
    Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    5-6
PART II. OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K............................      7
SIGNATURES..............................................................      8

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
ASSETS
Current assets
 Cash and cash equivalents...........................  $    2,976    $    2,530
 Receivables.........................................      73,996        89,414
 Inventories.........................................      80,287        75,049
 Prepaid expenses....................................      14,006        12,108
 Deferred income taxes...............................       8,115         8,115
                                                       ----------    ----------
  Total current assets...............................     179,380       187,216
                                                       ----------    ----------
Property, plant and equipment, at cost ..............     613,267       534,264
 Less accumulated depreciation.......................     241,836       221,728
                                                       ----------    ----------
  Property, plant and equipment, net.................     371,431       312,536
                                                       ----------    ----------
Other assets.........................................       6,288         7,580
                                                       ----------    ----------
Total assets.........................................  $  557,099    $  507,332
                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable....................................  $   89,903    $   78,861
 Interest payable....................................       4,739         2,737
 Accrued income taxes................................       4,907         3,296
 Accrued compensation................................       5,815        14,715
 Accrued pension.....................................       3,327         2,307
 Other accrued liabilities...........................      17,826        11,930
                                                       ----------    ----------
  Total current liabilities..........................     126,517       113,846
                                                       ----------    ----------
Long-term debt                                            366,500       292,400
                                                       ----------    ----------
Deferred income taxes                                      53,479        50,458
                                                       ----------    ----------
Stockholders' equity
 Common stock -- $0.01 par value.....................         347           372
 Additional paid-in capital..........................         --         31,312
 Retained earnings                                         10,256        18,944
                                                       ----------    ----------
  Total stockholders' equity.........................      10,603        50,628
                                                       ----------    ----------
Total liabilities and stockholders' equity...........  $  557,099    $  507,332
                                                       ==========    ==========
Common shares outstanding............................  34,704,122    37,240,252
                                                       ==========    ==========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                ----------------------  ----------------------
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
Net sales...................... $  237,946  $  270,877  $  677,369  $  860,736
                                ----------  ----------  ----------  ----------
Operating costs and expenses
 Cost of sales.................    190,368     182,204     541,780     552,116
 Selling and administrative....      9,977      11,471      31,711      35,327
                                ----------  ----------  ----------  ----------
  Total operating costs and ex-
   penses                          200,345     193,675     573,491     587,443
                                ----------  ----------  ----------  ----------
Operating income...............     37,601      77,202     103,878     273,293
Other income (expense)
 Interest, net.................     (5,601)     (4,880)    (15,323)    (20,565)
                                ----------  ----------  ----------  ----------
Income before income taxes.....     32,000      72,322      88,555     252,728
Provision for income taxes.....     12,129      27,840      33,592      97,296
                                ----------  ----------  ----------  ----------
Net income..................... $   19,871  $   44,482  $   54,963  $  155,432
                                ==========  ==========  ==========  ==========
Net income per common share.... $     0.56  $     1.15  $     1.50  $     3.90
                                ==========  ==========  ==========  ==========
Weighted average common shares
 and equivalents outstanding... 35,465,268  38,606,833  36,685,951  39,843,754
                                ==========  ==========  ==========  ==========


           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Cash flows from operating activities:
 Net income................................................  $54,963  $155,432
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................   26,998    23,921
  Change in assets, liabilities and other..................   22,313    56,710
                                                            --------  --------
Net cash provided by operating activities..................  104,274   236,063
                                                            --------  --------
Cash flows from financing activities:
 Long-term debt proceeds...................................  181,600   401,700
 Long-term debt payments................................... (107,500) (440,081)
 Proceeds from issuance of common stock....................    1,421     1,703
 Purchase and retirement of common stock...................  (89,764) (135,585)
 Dividends paid............................................   (8,629)   (9,311)
                                                            --------  --------
Net cash used in financing activities......................  (22,872) (181,574)
                                                            --------  --------
Cash flows from investing activities:
 Capital expenditures......................................  (87,018)  (52,377)
 Net proceeds from the sale of assets......................    6,062       --
                                                            --------  --------
Net cash used in investing activities......................  (80,956)  (52,377)
                                                            --------  --------
Net change in cash and cash equivalents....................      446     2,112
Cash and cash equivalents at beginning of period...........    2,530     1,216
                                                            --------  --------
Cash and cash equivalents at end of period................. $  2,976  $  3,328
                                                            ========  ========


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

  Operating results for Georgia Gulf Corporation and its subsidiaries ("the Company") for the three-and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE 2: INVENTORIES

  The major classes of inventories were as follows (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
     Raw materials and supplies.....................    $ 35,055      $23,973
     Finished goods.................................      45,232       51,076
                                                        --------      -------
                                                        $ 80,287      $75,049
                                                        ========      =======

NOTE 3: STOCKHOLDERS' EQUITY

  The Company purchased 2,799,200 shares of its common stock for $89,764,000 during the nine months ended September 30, 1996. As of September 30, 1996, the Company had authorization to purchase up to 3,500,000 additional shares under the current common stock repurchase program.

NOTE 4: DISPOSITION

  In April 1996, the Company completed the sale of its Delaware City, Delaware facility, and its emulsion resin business. The majority of the Delaware City vinyl compound production has been transferred to the Company's recently expanded vinyl compound plant in Gallman, Mississippi. The proceeds from the sale approximated the net book value of the disposed assets.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

THIRD QUARTER OF 1996 COMPARED WITH THE THIRD QUARTER OF 1995:

  For the third quarter ended September 30, 1996, net income per common share was $0.56 on net income of $19.9 million and net sales of $237.9 million. This compares to net income per common share of $1.15, net income of $44.5 million and net sales of $270.9 million for the third quarter of 1995. Operating income for the third quarter of 1996 was $37.6 million, a decrease of 51 percent from $77.2 million for the same period in 1995.

  In comparing the two quarterly periods, sales volumes were 5 percent lower for the third quarter of 1996. Although sales volumes increased for aromatics and vinyl resins and compounds, these gains were unable to offset the impact of scheduled maintenance turnarounds at the Company's chlorine/caustic and vinyl chloride monomer ("VCM") plants during the third quarter of 1996. These turnarounds resulted in lower production volumes which led to a decrease in sales volumes. The average selling price of the Company's products also posted lower results, declining approximately 7 percent from the average for the third quarter of 1995. Sharp drops in vinyl resin prices due to extremely competitive market conditions were largely responsible for this decline. Higher natural gas costs in 1996 pushed the Company's average raw material price up slightly. As a result of the lower production volumes and sales coupled with slightly higher raw material costs, profit margins were lower for all products with the exception of vinyl compounds.

  Selling and administrative expenses were $10.0 million for the third quarter of 1996, compared to $11.5 million for the same period in 1995. This decrease was primarily attributable to reduced charges relating to the Company's profit sharing programs for the third quarter of 1996 as a result of lower profits.

NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995:

  For the nine months ended September 30, 1996, net income per common share was $1.50 on net income of $55.0 million and net sales of $677.4 million. This compares to net income per common share of $3.90, net income of $155.4 million, and net sales of $860.7 million for the same period in 1995. Operating income for the nine months ended September 30, 1996 was $103.9 million, a decrease of 62 percent from $273.3 million for the same period in 1995.

  For this comparison, product sales volumes declined nearly 6 percent from prior year levels even though sales volumes for vinyl resins and compounds increased. Pricing for nearly all of the Company's products was lower in 1996 as industry supply outpaced demand. The most notable pricing declines came from the Company's vinyl products chain and methanol which led to a 17 percent reduction in the average selling price of the Company's products. In reviewing overall margins, the Company's cost of sales did benefit from lower raw material costs, but not enough to offset the significant reduction in sales.

  Selling and administrative expenses were $31.7 million for the nine months ended September 30, 1996, compared to $35.3 million for the same period in 1995. This decrease resulted primarily from reduced charges relating to the Company's profit sharing programs for the nine months ended September 30, 1996.

  Net interest expense declined $5.2 million when comparing the first nine months of 1996 to the same period in 1995. This decline was mainly attributable to reduced interest rates in connection with the redemption of the Company's 15% Senior Subordinated Notes early in the second quarter of 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 1996, $104.3 million of cash was generated by operating activities as compared to $236.1 million for the nine months ended September 30, 1995. This reduction in cash flow resulted from lower net income in 1996 and working capital fluctuations in 1995. The majority of the change in working capital in 1995 was attributable to the commencement of the $50.0 million revolving trade receivables sales program which was offset in part by a decrease in accrued income taxes.

  Debt increased by $74.1 million during the nine months ended September 30, 1996, to a level of $366.5 million which consisted of a $100 million ten-year public bond issue, a $100 million seven-year term loan, an outstanding balance of $135.0 million under a $350 million revolving credit loan and two additional loans with an aggregate balance of $31.5 million.

  Capital expenditures for the nine months ended September 30, 1996, were $87.0 million as compared to $52.4 million for the same 1995 period. Major capital projects finished during the first nine months of 1996, included the completion of the first phase of the vinyl compound expansion at Gallman, Mississippi and a modernization and expansion of the Pasadena, Texas cumene plant. Additional projects under construction at the Plaquemine, Louisiana complex include a VCM expansion scheduled for completion during the fourth quarter of 1996, an air separation plant scheduled to come on-line in January 1997, and an expansion of the phenol\/acetone plant scheduled to be completed during the second quarter of 1997. The second phase of the vinyl compound expansion at Gallman, Mississippi is also underway with completion scheduled for the fourth quarter of 1997. The Company estimates that capital expenditures for 1996 will approximate $125.0 million. In addition, although not part of the Company's capital expenditure program, a 250 megawatt co-generation facility is under construction at the Plaquemine, Louisiana complex. The co-generation facility, which will be leased by the Company under an operating lease agreement, is scheduled to be completed by the third quarter of 1997.

  The Company declared dividends of $0.24 per share or $8.6 million during the first nine months of 1996. The Company also purchased 2.8 million shares of its common stock at a cost of $89.8 million during the same period. As of September 30, 1996, the Company had authorization to purchase up to 3.5 million additional shares under the current common stock repurchase program.

  Management believes that cash provided by operations and the availability under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital, and debt service requirements.

                                    OUTLOOK

  Looking forward to the fourth quarter, management anticipates some slowdowns with certain products, but is hopeful for a continuation of good results in aromatics and methanol. Moving into 1997, added capacity and cost reduction projects are expected to positively impact the Company's operations.

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

     a)  No exhibits are filed as part of this Form 10-Q Quarterly Report.
     b)  No reports on Form 8-K were filed with the Securities and Exchange
         Commission during the third quarter of 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GEORGIA GULF CORPORATION
                                          _____________________________________
                                          (Registrant)


           November 12, 1996              /s/ Jerry R. Satrum
Date ________________________________     _____________________________________
                                          Jerry R. Satrum
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

           November 12, 1996              /s/ Richard B. Marchese
Date ________________________________     _____________________________________
                                          Richard B. Marchese
                                          Vice President--Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)