Form 10-K405
period 1996-12-31
GEORGIA GULF CORP /DE/
filed 1997-03-28
CIK 805264

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                    NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                WHICH REGISTERED
     -------------------          -----------------------------
   Common Stock, $0.01 par value  New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 20, 1997 was $900,286,000.

  Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                                   OUTSTANDING AT
            CLASS                  MARCH 20, 1997
            -----                 -----------------
   Common Stock, $0.01 par value  34,296,625 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                       (To the Extent Indicated Herein)

  1996 Annual Report to Stockholders in Parts II and IV of this Form 10-K. Proxy Statement for the Annual Meeting of Stockholders to be held on May 20,
1997 in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
ITEM                                                                     NUMBER
----                                                                     ------
 1) Business
    General Description of Business....................................     1
    Electrochemical Products...........................................     2
    Aromatic Chemical Products.........................................     3
    Natural Gas Product................................................     4
    Great River Oil & Gas Corporation..................................     4
    Georgia-Pacific Contract...........................................     4
    Marketing..........................................................     4
    Raw Materials......................................................     4
    Competition........................................................     5
    Employees..........................................................     5
    Environmental Regulation...........................................     5
 2) Properties.........................................................     5
 3) Legal Proceedings..................................................     6
 4) Submission of Matters to a Vote of Security Holders................     7

                                    PART II

 5) Market Price of and Dividends on the Registrant's Common Equity and
   Related Stockholder Matters.........................................     7
 6) Selected Financial Data............................................     7
 7) Management's Discussion and Analysis of Financial Condition and
   Results of Operations...............................................     7
 8) Financial Statements and Supplementary Data........................     7
 9) Changes in and Disagreements With Accountants on Accounting and
   Financial Disclosure................................................     7

                                    PART III

10) Directors and Executive Officers of the Registrant.................     7
11) Executive Compensation.............................................     8
12) Security Ownership of Certain Beneficial Owners and Management.....     8
13) Certain Relationships and Related Transactions.....................     8

                                    PART IV

14) Exhibits, Financial Statement Schedule and Reports on Form 8-K.....     9
SIGNATURES.............................................................    12

                                    PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

  Georgia Gulf Corporation (the "Company") is a major manufacturer and worldwide marketer of quality chemical and plastic products. The Company's products are manufactured through two highly integrated lines categorized into electrochemicals and aromatic chemicals; and also include a third product line, methanol, a natural gas chemical. The Company's electrochemical products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), vinyl resins and compounds; the Company's aromatic chemical products include cumene, phenol, acetone and alpha-methylstyrene ("AMS").

  The Company has operated as an independent corporation since its acquisition on December 31, 1984, of a major portion of the business and assets of the chemical division of Georgia-Pacific Corporation ("Georgia-Pacific"). The Company's operations include production units at four locations, several marketing organizations responsible for the sale of the Company's products, a research and development laboratory and a purchasing organization responsible for the acquisition of all major raw materials. In most product areas, the Company's marketing program is supported by an ongoing technical service effort. At the Company's four manufacturing locations, there are eleven plants, seven of which are located at Plaquemine, Louisiana. The Company also leases storage terminals and warehouses from which a portion of its products are distributed to customers.

  The Company's products are generally intermediate chemicals that are sold for further processing into a wide variety of end-use applications. Some of the more significant end-use markets include plastic piping, siding and window frames made from vinyl resins; bonding agents for wood products and high quality plastics made from phenol; acrylic sheeting for automotive and architectural products made from acetone; and MBTE, a gasoline additive produced from methanol. The following percentages of sales were made in 1996 to manufacturers in the following industries: 36% housing and construction, 25% plastics and fibers, 13% solvents and chemicals, 15% consumer products, 5% pulp and paper and 6% miscellaneous.

  The Company's major capital projects during 1996 included a rigid vinyl compound expansion at the Gallman, Mississippi plant; a product quality upgrade and expansion of the cumene plant at Pasadena, Texas; a modernization and expansion of the VCM and phenol/acetone plants in Plaquemine, Louisiana; and a new air separation plant constructed to supply oxygen and nitrogen to the Plaquemine, Louisiana complex.

  The major planned capital expenditures for 1997 include the completion of the VCM and phenol/acetone plant expansions at the Plaquemine, Louisiana complex and the completion of the rigid vinyl compound plant expansion at Gallman, Mississippi. Also a co-generation plant is being constructed under an operating lease agreement to provide electricity and steam to the Plaquemine, Louisiana complex.

  In the commodity chemical industry, a company's cost position as well as the balance in supply and demand for particular product lines significantly affect earnings and cash flow. The Company has invested $555 million in the past five years to maintain, expand and/or improve the efficiency of its operating facilities. Management believes that with its low-cost position and integrated product lines, the Company is well positioned to compete in its various markets.

  The Company's long-term strategy is to continue to concentrate its efforts on products and services in the chemical and plastic industries, particularly to its core product areas. The Company will continue to make investments that will improve or maintain its low-cost position, as well as selective and prudent capacity additions or expansions that management believes will promote profitable growth in present and closely related product lines.

ELECTROCHEMICAL PRODUCTS

  Chlorine/Caustic Soda/Sodium Chlorate. The Company's facility at Plaquemine, Louisiana has the annual capacity to produce approximately 450 thousand tons of chlorine and 500 thousand tons of chlorine's co-product, caustic soda, as well as 27 thousand tons of sodium chlorate.

  The major raw materials for these products are salt and electric power. The Company has a long-term lease on a salt dome near the Plaquemine, Louisiana facility with sufficient salt reserves to last over 40 years at current rates of production.

  Electric power is the most significant cost component in the production of chlorine, caustic soda and sodium chlorate. The Company is presently having a 250-megawatt co-generation facility constructed at its Plaquemine, Louisiana, complex, which will supply, under a long-term lease agreement, essentially all the electricity and steam requirements for that site. Completion of the co-generation facility is scheduled for the third quarter of 1997. Prior to the start-up of the co-generation facility, the Company's electrical requirements will continue to be supplied by Louisiana Power and Light Company. Management believes the co-generation facility will significantly reduce electrical costs as well as limit exposure to potential problems arising from rapidly changing regulatory and rate environments.

  Chlorine is used in the production of various chemicals, including those used to make plastics and vinyl resins. Other applications include water purification, waste water disinfection, pulp and paper bleaching, agricultural products, laundry aids and pharmaceuticals. The majority of the Company's chlorine production is consumed by the Company in the production of VCM, which is then used to produce vinyl resins. The Company sells the remaining chlorine principally to the pulp and paper and chemical industries.

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

  Sodium chlorate is a key chemical used in the bleaching process for pulp and paper and to a lesser extent as an ingredient in blasting agents, explosives and solid rocket fuels.

  Vinyl Chloride Monomer ("VCM"). The Company produces VCM at its Plaquemine, Louisiana complex, which in turn becomes the feedstock for the production of vinyl or plastic resins. The major raw materials used to produce VCM are purchased ethylene and Company-produced chlorine. The VCM plant's annual capacity has been recently expanded to approximately 1.6 billion pounds with the capability of also producing an additional 400 million pounds of ethylene dichloride ("EDC"), the precursor to VCM. A majority of the VCM production in 1996 was used by the Company's vinyl resins operations with the remainder being sold to other vinyl resins producers, particularly in the export market.

  Vinyl Suspension Resins. The Company operates a world-scale vinyl suspension resins plant at Plaquemine, Louisiana. The plant is located adjacent to its major raw material supplier, the Company's VCM facility, thereby minimizing transportation and handling costs. The annual production capacity is approximately 1.12 billion pounds, of which approximately one-fourth is used internally to produce rigid vinyl compounds.

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

  Rigid Vinyl Compounds. The Company's rigid vinyl compounding plants had an aggregate annual capacity of approximately 290 million pounds for 1996 and are located in Gallman, Mississippi and Tiptonville, Tennessee. During the first half of 1996, the Company brought on-line approximately one-half of the first phase of a 168 million pound expansion of the Gallman, Mississippi plant, which replaced the majority of the production from the sold Delaware City, Delaware facility. After the completion of the second phase of the Gallman, Mississippi expansion in 1997, the aggregate annual capacity for rigid vinyl compounds will be approximately 376 million pounds.

  Rigid vinyl compounds are formulated to provide specific end-use properties that allow the material to be thermoformed directly into a finished product. All sales of rigid vinyl compounds are to outside customers. The product line can be segregated into three major product areas according to the following fabrication methods:

    Blow Molding--The Company is a supplier of blow molding compounds, which are primarily used for both food-grade and general purpose bottles. Supplied in both clear and opaque colors, the materials are used to package cosmetics, shampoos, charcoal lighter fluid, bottled water and edible oils.

    Injection Molding--The Company supplies various compounds which are used in the business machine market for computer housings and keyboards. It also supplies compounds to produce electrical outlet boxes. These proprietary compounds, with extensive approval procedures by customers or regulatory bodies, are sold to some of the leading international producers of injection molded products. The Company also manufactures compounds for use in pipe fittings.

    Profile Extrusion--The Company supplies profile extrusion markets, which have applications in window and furniture profiles and extruded sheets for household fixtures and decorative overlays. Profile extrusions are an end-product for both pelletized and powder compounds.

  Vinyl Emulsion Resins. In April 1996, the Company completed the sale of its vinyl emulsion resins business, including the property and buildings at the Delaware City, Delaware location. The proceeds from the sale of the vinyl emulsion resins business approximated the net book value of the disposed assets.

AROMATIC CHEMICAL PRODUCTS

  Cumene. Cumene is produced at the Company's Pasadena, Texas facility located on the Houston ship channel. The Company's cumene plant, the world's largest, has an annual stated capacity of approximately 1.5 billion pounds. Cumene is produced from benzene and propylene, which are purchased from various suppliers from the numerous petroleum complexes located in the surrounding area. A large portion of the Company's 1996 cumene output was consumed internally in the production of phenol and its co-product, acetone, with the balance being sold into the merchant market.

  Phenol/Acetone. Phenol and acetone are produced at the Company's Plaquemine, Louisiana facility which has approximately 440 million pounds of annual phenol capacity and 270 million pounds of annual acetone capacity, as well as at the Pasadena, Texas, facility where annual capacity is 160 million pounds of phenol and 100 million pounds of acetone. The Plaquemine, Louisiana phenol/acetone plant is in the process of being expanded and the product quality improved. The expansion will add 60 million pounds of phenol and 38 million pounds of acetone, bringing name plate capacity for the Plaquemine plant to 500 and 308 million pounds, respectively.

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

  As a result of the phenol/acetone manufacturing process, the Company also produces small amounts of a by-product, AMS, which is primarily used as a polymer modifier and as a chemical intermediate.

NATURAL GAS PRODUCT

  Methanol. Methanol is produced at the Company's facility at Plaquemine, Louisiana which has an annual capacity of approximately 160 million gallons. Natural gas represents the majority of the cost of methanol. The Plaquemine facility is located in the center of Louisiana's oil and gas producing region and has three separate pipeline systems delivering gas to the plant. The natural gas is purchased by the Company under contracts at market prices from both producers and gas pipeline suppliers.

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

GREAT RIVER OIL & GAS CORPORATION

  Great River Oil & Gas Corporation ("GROG"), a subsidiary of the Company, is a small oil and gas exploration company with activities centered in southern Louisiana. The Company is presently considering the possible sale of this subsidiary and has recently retained a consultant to obtain bids from potential buyers. The operations of GROG are not material to the Company.

GEORGIA-PACIFIC CONTRACT

  The Company has supply contracts, subject to certain limitations, for substantial percentages of Georgia-Pacific's requirements for caustic soda, methanol and phenol at market prices. These supply contracts have various expiration dates (depending on the product) from 1998 through 2003 and may be extended yearly upon expiration. Total sales to Georgia-Pacific for the years ended December 31, 1996, 1995 and 1994 amounted to approximately 15%, 14% and 15% of the Company's sales, respectively.

MARKETING AND SALES

  The Company's marketing program has been aimed at expanding and diversifying its customer base both domestically and internationally. Other than Georgia-Pacific, no single customer represents more than 10% of the Company's net sales. Export sales accounted for approximately 12%, 15% and 13% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. The principal international markets served by the Company include Canada, Mexico, Central and South America, Europe and Asia.

  The Company markets its products primarily to industrial customers. The Company's products are sold by its sales force, which is organized by product line. The sales organization, located predominantly in the southeastern and midwestern United States, is supported by the Company's technical service staff.

RAW MATERIALS

  The most important raw materials purchased by the Company are salt, electricity, ethylene, benzene, propylene and natural gas. Raw materials used for production of the Company's products are usually purchased from various suppliers under supply contracts, some of which are long-term take or pay agreements. Since raw materials account for a significant portion of the Company's total production costs, the Company's ability to pass on increases in these costs to its customers has a significant impact on operating results which is, to a large extent, related to market conditions. Management believes the Company has a reliable supply base of raw materials under normal market conditions. The impact of any future raw material shortages cannot be accurately predicted.

COMPETITION

  The Company experiences competition from numerous manufacturers in all of its product lines. Some of the Company's competitors have substantially greater financial resources and are more highly diversified than the Company. The Company competes on a variety of factors such as price, product quality, delivery and technical service.

  Management believes that the Company is well-positioned to compete as a result of integrated product lines, the operational efficiency of its plants and the location of its facilities near major water and rail transportation terminals.

EMPLOYEES

  As of December 31, 1996, the Company had 1,030 full-time employees. The Company has one collective bargaining agreement, which covered 56 employees at the Tiptonville, Tennessee facility as of December 31, 1996.

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

ITEM 2. PROPERTIES

  The Company's asset base was established from 1971 to the present with construction of the Plaquemine, Louisiana, complex; the construction of the Pasadena, Texas, cumene plant; the purchase of the vinyl resin and/or compound plants and the purchase of the Bound Brook, New Jersey, phenol/acetone facility subsequently relocated to Pasadena, Texas, and modernized in 1990. In April 1996, the Company sold its vinyl emulsion business including the property and buildings at the Delaware City location as described in Item 1 of this Form 10-K. The Company continues to explore ways to expand both its plant capacities and product lines. The Company believes current and additional planned capacity will adequately meet anticipated demand requirements. The average capacity utilization of the Company's production facilities in 1996 was 88%, reflecting "down-time" associated with the Company's modernization and expansion projects.

  The following table sets forth the location of each chemical manufacturing facility owned by the Company, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operation, as of December 31, 1996:

   LOCATIONS       PRODUCTS                              ANNUAL CAPACITY
   ---------       --------                              ---------------
   Gallman, MS     Rigid Vinyl Compounds, in million           290
   Tiptonville, TN pounds(1)
   Pasadena, TX    Cumene, in billion pounds                   1.5
                   Phenol, in million pounds                   160
                   Acetone, in million pounds                  100
   Plaquemine, LA  Chlorine, in thousand tons                  450
                   Caustic Soda, in thousand tons              500
                   Sodium Chlorate, in thousand tons            27
                   Vinyl Chloride Monomer, in billion          1.6
                   pounds
                   Vinyl Suspension Resins, in billion        1.12
                   pounds
                   Phenol, in million pounds(1)                440
                   Acetone, in million pounds(1)               270
                   Methanol, in million gallons                160

--------
(1) Production capacity is being expanded as discussed in Item 1 of this Form 10-K.

  The Company's manufacturing facilities are located near major water and rail transportation terminals facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, the Company has a fleet of 2,368 railcars of which 706 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2010. The total lease expense for the Company's railcars and other transportation equipment was approximately $9,353,000 for 1996.

  The Company leases office space for its principal executive offices in Atlanta, Georgia. The Company also leases office space for information services in Baton Rouge, Louisiana; and for sales and marketing offices in Houston, Texas; Schaumburg, Illinois; and Lawrenceville, New Jersey; as well as numerous storage terminals located throughout the United States.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to numerous individual and several class action lawsuits filed against the Company, among other parties, known as In re:
September 25, 1996 Chemical Exposure in Plaquemine, Louisiana. These suits arise out of an incident that occurred in September 1996, in which workers employed by the Company's contractors were exposed to a chemical substance on the Company's premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of the Company's ordinary operations and which apparently resulted from the unexpected introduction into the Company's feedstocks of one or more impurities from sources unknown.

  The lawsuits are pending in the 18th Judicial District, Iberville Parish. The Company has filed answers in the cases in which it has been served, although it has not been served in all cases of which it is now aware. Discovery has been served in some of the cases. All of the actions claim one or more forms of compensable damages, including past and future lost wages and past and future physical and emotional pain and suffering.

  At the present time, it is not possible to fully estimate the number of suits that will be filed, the number of persons who will make claims, the merit of any such claims, the nature or extent of damages that will be sought, the defenses available to the Company, the liability of other persons, or to make a factual or legal assessment of the Company's ultimate exposure. Notwithstanding the foregoing, the Company believes it has meritorious defenses to the claims and intends to assert and pursue those defenses vigorously.

  The Company is subject to claims and legal actions that arise in the ordinary course of its business. Management believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on the financial position or on the results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The information set forth under the captions "Corporate Information--Common Stock Data" and Notes 5, 6, 7 and 14 of the "Notes to Consolidated Financial Statements" of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 6. SELECTED FINANCIAL DATA.

  The information set forth under the caption "Ten-Year Selected Financial Data" of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information set forth under the caption "Management's Discussion and Analysis" of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information set forth on pages 19 through 33 of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 1997, is hereby incorporated by reference in response to this item.

  The following is certain information regarding the executive officers of the Company who are not Directors:

    Edward A. Schmitt, 50, has served as Executive Vice President and Chief Operating Officer since February 1997. Mr. Schmitt served as Vice President--Operations Commodity Chemicals Group from August 1993 until January 1997; as General Manager--Chemical Operations from March 1992 until August

  1993; as General Manager--Plaquemine Division from May 1989 until March 1992; and as Plant Manager--Plaquemine Division from February 1988 until May 1989. Prior thereto, Mr. Schmitt served as Manufacturing Manager from October 1985 until February 1988 and as VCM Production Manager for the Company from its inception until October 1985.

    Richard B. Marchese, 55, has served as Vice President--Finance, Chief Financial Officer and Treasurer of the Company since May 1989, and prior thereto served as Corporate Controller from its inception.

    Joel I. Beerman, 47, has served as Vice President, General Counsel and Secretary since February 1994 and as General Counsel since February 1992. Prior thereto, Mr. Beerman served as Associate General Counsel for the Company since its inception.

    Gary L. Elliott, 52, has served as Vice President--Marketing and Sales Commodity Chemicals Group since August 1993. Mr. Elliott served as Business Manager--Electrochemicals and Midwest Regional Sales Manager from June 1989 until August 1993. Prior thereto, Mr. Elliott served as Northeast Regional Sales Manager from May 1987 until June 1989; as VCM Product Manager from November 1985 to May 1987; and as a Sales Representative for the Company from its inception until November 1985.

    Mark J. Seal, 45, has served as Vice President--Polymer Group since August 1993. Mr. Seal served as Business and Manufacturing Director--Vinyl Resins from May 1992 until August 1993 and as Business Manager PVC Resins and Compounds from May 1989 until May 1992. Prior thereto, Mr. Seal served as Business Manager--Electrochemicals from January 1987 until May 1989 and as Midwest Regional Sales Manager for the Company from its inception until January 1987.

    Thomas G. Swanson, 55, has served as Vice President--Supply and Corporate Development since August 1993. Mr. Swanson served as Vice President-- Commodity Chemicals Group from December 1989 to August 1993; as General Manager--Commodity Chemicals Group from November 1988 until December 1989; and prior thereto as Director of Corporate Development for the Company from July 1987. Prior thereto, Mr. Swanson was Manager--Supply and Distribution for the Company since its inception.

  Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

  The information set forth under the captions "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997, is hereby incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information set forth under the captions "Principal Stockholders" and "Security Ownership of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997, is hereby incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company has not had any transactions required to be reported under this item for the calendar year 1996, or for the period from January 1, 1997 to the date of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this 1996 Annual Report for Georgia Gulf Corporation:

    (1)The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants listed below are incorporated herein by reference from pages 19 through 33 of the Company's 1996 Annual Report to Stockholders:

      Consolidated Balance Sheets as of December 31, 1996 and 1995

      Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

      Report of Management

      Report of Independent Public Accountants.

    (2)Financial Statement Schedules:

      Report of Independent Public Accountants on Financial Statement
    Schedule

      The following financial statement schedule is for the years ended
       December 31, 1996, 1995 and 1994:

              II Valuation and Qualifying Accounts

              Schedules other than the one listed above are omitted because they are not required and are inapplicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

    (3)Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

  The following exhibits are filed as part of this Form 10-K Annual Report:

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
     10(i)   Receivables Transfer Agreement dated December 4, 1996, between the
             Company, as Transferor,
             and Dynamic Funding Corporation
     13      1996 Annual Report to Stockholders
     21      Subsidiaries of the Registrant
     23      Consent of Independent Public Accountants

  The following exhibits are incorporated herein by reference to the Company's 1995 Form 10-K Annual Report filed March 28, 1996:

  The following exhibits relate to the Company's operating lease agreement for its co-generation project:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
     10(a)   Trust Agreement dated February 6, 1996, between NationsBanc
             Leasing Corporation of North Carolina and First Security Bank of
             Utah, N.A.
     10(b)   Leasehold Mortgage, Assignment of Leases, Security Agreement and
             Financing Statement dated February 16, 1996, between the Company,
             First Security Bank of Utah, N.A., and Val T. Orton.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
     10(c)   Participation Agreement dated February 6, 1996, between the
             Company, First Security Bank of Utah, N.A., NationsBanc Leasing
             Corporation of North Carolina, NationsBank, N.A. (South), ABN AMRO
             Bank N.V., Bank of Montreal, Bank of New York, Bank of Nova
             Scotia, Bank of Tokyo Trust Company, Chase Manhattan Bank, The
             Dai-Ichi Kangyo Bank, Limited, Atlanta Agency, The Fuji Bank,
             Ltd., The Industrial Bank of Japan, Limited, the Sakura Bank
             Limited, Atlanta Agency, Rabobank Nederland, New York Branch, The
             Tokai Bank, Limited, Atlanta Agency, Wachovia Bank of Georgia,
             N.A., and Val T. Orton.
     10(d)   Lease Agreement (Tax Retention Operating Lease) dated February 6,
             1996, between the Company and First Security Bank of Utah, N.A.
     10(e)   Credit Agreement dated February 6, 1996, between First Security
             Bank of Utah, N.A. and NationsBank, N.A. (South).
     10(f)   Security Agreement dated February 6, 1996, between First Security
             Bank of Utah, N.A., Val T. Orton, NationsBank, N.A. (South), and
             NationsBanc Leasing Corporation of North Carolina.
     10(g)   Ground Lease Agreement dated February 16, 1996, between the
             Company and First Security Bank of Utah, N.A.

  The following exhibit is incorporated herein by reference to the Company's Form S-8 (File No. 33-64749) filed December 5, 1995:

 EXHIBIT NO.                      DESCRIPTION
 -----------                      -----------
     10      Georgia Gulf Corporation Employee Stock Purchase Plan

  The following exhibit is incorporated herein by reference to the Company's Form S-3 (File No. 33-63051) filed September 28, 1995:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
       4     Indenture, dated as of November 15, 1995, between the Company and
             LaSalle National Bank, as trustee (including form of Notes).

  The following exhibits are incorporated by reference to the Company's 1995 Form 10-Q Quarterly Report for the period ending June 30, 1995, filed August 2, 1995.

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
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

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
     10      Credit Agreement, dated March 30, 1995, between the Company and
             The Chase Manhattan Bank (National Association) as Administrative
             Agent.

  The following exhibits are incorporated herein by reference to the Company's 1991 Form 10-K Annual Report filed March 30, 1992.

 EXHIBIT NO.                        DESCRIPTION
 -----------                        -----------
       3(a)  Certificate of Amendment of Certificate of Incorporation
       3(b)  Amended and Restated By-Laws
     *10     Georgia Gulf Corporation 1990 Incentive Equity Plan

  The following exhibit is incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed May 11, 1990, as amended:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
       4     Amended and Restated Rights Agreement effective as of August 31,
             1990

  The following exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
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

 (b) Reports on Form 8-K

  No report on Form 8-K was filed with the Securities and Exchange Commission during the last quarter of 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Georgia Gulf Corporation
                                          (Registrant)

                                          By: /s/ Jerry R. Satrum
                                             _______________________
                                                Jerry R. Satrum,
                                               President and Chief
                                                Executive Officer
Date: March 27, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                 DATE

         /s/ Jerry R. Satrum           President, Chief         March 27, 1997
-------------------------------------   Executive Officer
           JERRY R. SATRUM              and Director
                                        (Principal
                                        Executive Officer)

       /s/ Richard B. Marchese         Vice President--         March 27, 1997
-------------------------------------   Finance, Chief
         RICHARD B. MARCHESE            Financial Officer
                                        and Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

          /s/ James R. Kuse            Chairman of the          March 27, 1997
-------------------------------------   Board and Director
            JAMES R. KUSE

          /s/ John D. Bryan            Director                 March 27, 1997
-------------------------------------
            JOHN D. BRYAN

        /s/ Dennis M. Chorba           Director                 March 27, 1997
-------------------------------------
          DENNIS M. CHORBA

              SIGNATURE                         TITLE                DATE

      /s/ Alfred C. Eckert III          Director                March 27, 1997
-------------------------------------
        ALFRED C. ECKERT III

       /s/ Robert E. Flowerree          Director                March 27, 1997
-------------------------------------
         ROBERT E. FLOWERREE

     /s/ Holcombe T. Green, Jr.         Director                March 27, 1997
-------------------------------------
       HOLCOMBE T. GREEN, JR.

         /s/ Edward S. Smith            Director                March 27, 1997
-------------------------------------
           EDWARD S. SMITH

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To Georgia Gulf Corporation:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in Georgia Gulf Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen llp
Atlanta, Georgia
February 14, 1997

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                         ADDITIONS
                                   ----------------------
                                                CHARGED
                        BALANCE AT CHARGED TO  TO OTHER               BALANCE AT
                        BEGINNING  COSTS AND  ACCOUNTS -- DEDUCTIONS    END OF
     DESCRIPTION        OF PERIOD   EXPENSES   DESCRIBE   --DESCRIBE    PERIOD
     -----------        ---------- ---------- ----------- ----------  ----------
1994
Allowance for doubtful
 accounts                 $3,200     $1,800       $--     $(2,600)(1)   $2,400
                          ======     ======       ===     ==========    ======
1995
Allowance for doubtful
 accounts                 $2,400     $1,000       $--     $(1,000)(1)   $2,400
                          ======     ======       ===     ==========    ======
1996
Allowance for doubtful
 accounts                 $2,400     $  300       $--     $  (300)(1)   $2,400
                          ======     ======       ===     ==========    ======

NOTES:

(1) Accounts receivable balances written off during the period.

                               INDEX TO EXHIBITS


EXHIBIT
  NO.        DESCRIPTION                                               PAGE/(1)/
-------      ------------                                              ---------


 10(I)       Receivables Transfer Agreement dated December 4, 1996,
             between the Company, as Transferor, and Dynamic Funding
             Corporation ..............................................    __

 13          1996 Annual Report to Stockholders........................    __

 21          Subsidiaries of the Registrant............................    __

 23          Consent of Independent Public Accountants.................    __




/(1)/  Page numbers appear on the manually signed Form 10-K's only.