Form 10-Q
period 1997-03-31
GEORGIA GULF CORP /DE/
filed 1997-05-08
CIK 805264

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ----  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

   ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                  TO
                                      ------------------   -------------------

                          Commission File Number 1-9753


                             GEORGIA GULF CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                 58-1563799
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

   400 Perimeter Center Terrace, Suite 595
                Atlanta, Georgia                                  30346
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (770) 395-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X      No
                                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AS OF
             CLASS                                       MAY 5, 1997
             -----                                    ------------------

Common Stock, $0.01 par value.......................  33,896,910 shares

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                     QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     INDEX

                                                                  PAGE NUMBERS
                                                                  ------------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
              as of March 31, 1997 and
              December 31, 1996                                         1

         Condensed Consolidated Statements of
              Income for the three months ended
              March 31, 1997 and 1996                                   2

         Condensed Consolidated Statements of
              Cash Flows for the three months ended
              March 31, 1997 and 1996                                   3

         Notes to Condensed Consolidated Financial
              Statements as of March 31, 1997                           4

     Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      6-8


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                             10

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

                 GEORGIA GULF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                MARCH 31,         DECEMBER 31,
                                                  1997                1996
                                              ------------        ------------
ASSETS
Cash and cash equivalents...................    $  4,042            $    698
Receivables.................................      79,356              64,131
Inventories.................................      83,054              89,196
Prepaid expenses............................       6,791               9,934
Deferred income taxes.......................       6,410               6,410
                                              ------------        ------------
     Total current assets...................     179,653             170,369
                                              ------------        ------------
Property, plant and equipment, at cost......     666,474             646,144
     Less accumulated depreciation..........     259,018             251,407
                                              ------------        ------------
       Property, plant and equipment, net...     407,456             394,737
                                              ------------        ------------
Other assets................................      22,929              22,893
                                              ------------        ------------
Total assets................................    $610,038          $  587,999
                                              ------------        ------------
                                              ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................    $103,843          $   94,767
Interest payable............................       4,951               2,910
Accrued income taxes........................       6,855               2,039
Accrued compensation........................       3,567               5,637
Accrued pension.............................       2,243               2,139
Other accrued liabilities...................      15,030              13,482
                                              ------------        ------------
     Total current liabilities..............     136,489             120,974
                                              ------------        ------------
Long-term debt..............................     402,000             395,600
                                              ------------        ------------
Deferred income taxes.......................      52,855              52,855
                                              ------------        ------------
Stockholders' equity
     Common stock--$0.01 par value..........         343                 346
     Retained earnings......................      18,351              18,224
                                              ------------        ------------
          Total stockholders' equity........      18,694              18,570
                                              ------------        ------------
Total liabilities and
     stockholders' equity...................    $610,038          $  587,999
                                              ------------        ------------
                                              ------------        ------------
Common shares outstanding...................  34,267,550          34,584,800
                                              ------------        ------------
                                              ------------        ------------

         See notes to condensed consolidated financial statements.

               GEORGIA GULF CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except share data)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                              --------------------------------
                                                  1997                1996
                                              ------------        ------------

Net sales................................... $   239,225         $   208,036
                                              ------------        ------------
Operating costs and expenses
      Cost of sales.........................     203,460             167,118
      Selling and administrative............      11,098              10,808
                                              ------------        ------------
       Total operating costs and expenses...     214,558             177,926
                                              ------------        ------------
Operating income............................      24,667              30,110

Other income (expense)
     Interest, net..........................      (5,262)             (4,642)
                                              ------------        ------------
Income before income taxes..................      19,405              25,468

Provision for income taxes..................       7,344               9,662
                                              ------------        ------------
Net income.................................. $    12,061         $    15,806
                                              ------------        ------------
                                              ------------        ------------
Net income per common share................. $      0.35         $      0.42
                                              ------------        ------------
                                              ------------        ------------
Weighted average common shares
     and equivalents outstanding............  34,807,706          37,636,402
                                              ------------        ------------
                                              ------------        ------------

            See notes to condensed consolidated financial statements.

                  GEORGIA GULF CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                              --------------------------------
                                                 1,997               1,996
                                              ------------        ------------
Cash flows from operating activities:
     Net income.............................  $  12,061            $  15,806
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation and amortization.....      7,875                8,680
          Change in assets, liabilities
            and other.......................      9,546               31,905
                                              ------------        ------------

Net cash provided by operating activities...     29,482               56,391
                                              ------------        ------------

Cash flows from financing activities:
     Long-term debt proceeds................     45,000               26,000
     Long-term debt payments................    (38,600)             (20,000)
     Proceeds from issuance of common stock.        325                1,250
     Purchase and retirement of common stock     (9,783)             (20,382)
     Dividends paid.........................     (2,750)              (2,958)
                                              ------------        ------------
Net cash used in financing activities.......     (5,808)             (16,090)
                                              ------------        ------------
Cash flows from investing activities:
     Capital expenditures...................    (20,330)             (39,381)
                                              ------------        ------------
Net cash used in investing activities.......    (20,330)             (39,381)
                                              ------------        ------------
Net change in cash and cash equivalents.....      3,344                  920

Cash and cash equivalents at beginning
     of period..............................        698                2,530
                                              ------------        ------------
Cash and cash equivalents at end of period..  $   4,042            $   3,450
                                              ------------        ------------
                                              ------------        ------------

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

    Operating results for Georgia Gulf Corporation and its subsidiaries ("the Company") for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996.

NOTE 2: INVENTORIES

    The major classes of inventories were as follows (in thousands):

                                                 MARCH 31,        DECEMBER 31,
                                                   1997               1996
                                              ------------        ------------

     Raw materials and supplies...........       $  36,041         $   38,803
     Finished goods.......................          47,013             50,393
                                              ------------        ------------
                                                 $  83,054         $   89,196
                                              ------------        ------------
                                              ------------        ------------

NOTE 3: STOCKHOLDERS' EQUITY

    The Company purchased 359,000 shares of its common stock for $9,783,000 during the three months ended March 31, 1997. As of March 31, 1997, the Company had authorization to purchase up to 2,791,800 additional shares under the current common stock purchase program.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which becomes effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 established, among other things, new accounting and reporting standards for computing and presenting earnings per share. The Company will adopt the new standard in the fourth quarter of 1997, but does not anticipate any material impact to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

First Quarter of 1997 Compared with the First Quarter of 1996:

    For the first quarter ended March 31, 1997, net income per common share was $0.35 on net income of $12.1 million and net sales of $239.2 million. This compares to net income per common share of $0.42, net income of $15.8 million and net sales of $208.0 million for the first quarter of 1996.

    Operating income for the first quarter of 1997 was $24.7 million, a decrease of 18 percent from $30.1 million for the same period in 1996. This decline resulted from a substantial drop in caustic soda pricing which more than offset improvements in aromatic chemicals, methanol and vinyl compounds. Caustic soda pricing decreased as industry supply exceeded demand for much of the first quarter of 1997. Overall results for aromatic chemicals improved in spite of lower acetone prices and higher raw material costs. Methanol profits increased as a result of stronger demand and slightly lower natural gas costs. Vinyl compounds achieved good results, although the remainder of the vinyl chain continued to be disappointing as a result of higher raw material costs.

    Overall production and sales volumes were both up 17 percent from the first quarter of 1996, primarily as a result of prior year weather-related plant shutdowns. The overall average sales price of the Company's products declined slightly.

    Interest expense increased to $5.3 million for the first quarter of 1997, compared to $4.6 million for the same period in 1996. This increase was primarily attributable to a higher debt balance for the first quarter of 1997, which helped fund the Company's capital expenditure and stock purchase programs.

    Net income per common share for the first quarter of 1997 was favorably impacted by a reduction in the number of outstanding common shares from the first quarter of 1996, as a result of the Company's stock purchase programs.

                        LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1997, Georgia Gulf generated $29.5 million of cash flow from operating activities as compared to $56.4 million for the three months ended March 31, 1996. This reduction in cash flow resulted from lower net income in 1997 and working capital fluctuations in both periods. For the first three months of 1997, $9.5 million was generated by working capital fluctuations, primarily resulting from a higher accounts payable balance due to the timing of raw material purchases. However, for the first quarter of 1996, $31.9 million was generated from working capital fluctuations which were attributable to changes in trade receivables and accounts payable, offset in part by a decrease in accrued compensation relating to the Company's profit sharing plan.

    Debt increased by $6.4 million during the three months ended March 31, 1997, to a level of $402.0 million. The Company presently has approximately $165 million of availability under its $350 million revolving credit loan.

    Capital expenditures for the three months ended March 31, 1997, were $20.3 million as compared to $39.4 million for the same 1996 period. The air separation plant was completed during the first quarter of 1997 and began suppling oxygen and nitrogen to the Company's Plaquemine, Louisiana complex. The expansion and modernization of the vinyl chloride monomer ("VCM") plant was also completed during the latter part of the first quarter of 1997, raising the Company's annual VCM capacity to approximately 1.6 billion pounds. Major capital projects underway in 1997 include the expansion of the phenol/acetone plant in Plaquemine, Louisiana, scheduled to be completed during the second quarter of 1997, and the second phase of the vinyl compound expansion at Gallman, Mississippi, scheduled to be completed by the end of the third quarter of 1997. The Company estimates that total capital expenditures for 1997 will approximate $70.0 million. In addition, although not part of the Company's capital expenditure program, a 250 megawatt co-generation facility is under construction at the Plaquemine, Louisiana complex. The co-generation facility, which will be leased by the Company under an operating lease agreement, is scheduled to be completed by the end of the second quarter of 1997.

    The Company declared dividends of $0.08 per share or $2.8 million during the first three months of 1997. The Company also purchased 359,000 shares of its common stock at a cost of $9.8 million during the same period. As of March 31, 1997, the Company had authorization to purchase up to 2.8 million additional shares under the current common stock purchase program.

    Management believes that cash provided by operations and the availability under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital and debt service requirements.

                                    OUTLOOK

    The current capital expansion and modernization program is nearing completion, which will enable the Company to return to a more normalized production schedule with fewer disruptions. Thus, the Company is anticipating an increase in production and a reduction in costs as it begins to realize the benefits of the capital improvement program.

    Although the Company's vinyl resin business continued to struggle in the first quarter of 1997, strengthening has occurred in the second quarter. Methanol margins are also improving as a result of stronger demand and lower natural gas costs. Accordingly, management is hopeful that this stronger demand will result in a significant increase in earnings for the second quarter of 1997.

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

     a)  No exhibits are filed as part of this Form 10-Q Quarterly Report.

     b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        GEORGIA GULF CORPORATION
                                        --------------------------------------
                                                     (REGISTRANT)




DATE  MAY 7, 1997                       /S/ JERRY R. SATRUM
     -------------                      --------------------------------------
                                        JERRY R. SATRUM
                                        PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)




DATE  MAY 7, 1997                       /S/ RICHARD B. MARCHESE
    --------------                      --------------------------------------
                                        RICHARD B. MARCHESE
                                        VICE PRESIDENT--FINANCE AND
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)