Form 10-Q
period 1997-06-30
GEORGIA GULF CORP /DE/
filed 1997-08-11
CIK 805264

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

    (Mark One)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             //  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ___ TO ___

                         Commission File Number 1-9753
                             ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 o 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /x/   No //

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AS OF
     CLASS                                                      AUGUST 5, 1997
     -----                                                     ----------------
Common Stock, $0.01 par value............................     33,390,000 shares

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     INDEX

                                                                         PAGE
                                                                        NUMBERS
                                                                        -------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                   as of June 30, 1997 and December 31, 1996........          1

                 Condensed Consolidated Statements of Income
                   for the Three and Six Months Ended
                   June 30, 1997 and 1996...........................          2

                 Condensed Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30, 1997
                   and 1996.........................................          3

                 Notes to Condensed Consolidated Financial
                   Statements as of June 30, 1997...................        4-5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations......        6-7

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security
                   Holders..........................................          8

         Item 6. Exhibits and Reports on Form 8-K...................          8

SIGNATURES..........................................................          9

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                              JUNE 30,      DEC. 31,
                                                                                1997          1996
                                                                            ------------  ------------
ASSETS
Cash and cash equivalents.................................................  $      3,864  $        698
Receivables...............................................................        89,051        64,131
Inventories...............................................................        74,888        89,196
Prepaid expenses..........................................................         6,028         9,934
Deferred income taxes.....................................................         6,410         6,410
                                                                            ------------  ------------
Total current assets......................................................       180,241       170,369
                                                                            ------------  ------------
Property, plant and equipment, at cost....................................       682,278       646,144
Less accumulated depreciation.............................................      (268,587)     (251,407)
                                                                            ------------  ------------
Property, plant and equipment, net........................................       413,691       394,737
                                                                            ------------  ------------
Other assets..............................................................        23,767        22,893
                                                                            ------------  ------------
Total assets..............................................................  $    617,699  $    587,999
                                                                            ------------  ------------
                                                                            ------------  ------------

LIABILITIES AND STOCKHOLDERS EQUITY
Accounts payable..........................................................  $     89,133  $     94,767
Interest payable..........................................................         3,085         2,910
Accrued income taxes......................................................         2,617         2,039
Accrued compensation......................................................         4,692         5,637
Accrued pension...........................................................         2,782         2,139
Other accrued liabilities.................................................        13,718        13,482
                                                                            ------------  ------------
Total current liabilities.................................................       116,027       120,974
                                                                            ------------  ------------
Long-term debt............................................................       423,000       395,600
                                                                            ------------  ------------
Deferred income taxes.....................................................        60,755        52,855
                                                                            ------------  ------------
Stockholders equity

Common stock--$0.01 par value.............................................           336           346

Retained earnings.........................................................        17,581        18,224
                                                                            ------------  ------------
Total stockholders equity.................................................        17,917        18,570
                                                                            ------------  ------------
Total liabilities and stockholders equity.................................  $    617,699    $  587,999
                                                                            ------------  ------------
                                                                            ------------  ------------
Common shares outstanding.................................................    33,568,250    34,584,800
                                                                            ------------  ------------
                                                                            ------------  ------------

                See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                         ------------------------------  --------------------------
                                               1997            1996          1997          1996
                                         ----------------  ------------  ------------  ------------
Net sales..............................      $    258,208  $    231,387  $    497,433  $    439,423
                                         ----------------  ------------  ------------  ------------
Operating costs and expenses
  Cost of sales........................           206,430       184,294       409,890       351,412
  Selling and administrative...........            11,874        10,926        22,972        21,734
                                         ----------------  ------------  ------------  ------------
    Total operating costs and expenses.           218,304       195,220       432,862       373,146
                                         ----------------  ------------  ------------  ------------
Operating income.......................            39,904        36,167        64,571        66,277
Other income (expense)
  Interest, net........................            (6,740)       (5,080)      (12,002)       (9,722)
                                         ----------------  ------------  ------------  ------------
Income before income taxes.............            33,164        31,087        52,569        56,555
Provision for income taxes.............            12,584        11,801        19,928        21,463
                                         ----------------  ------------  ------------  ------------
Net income.............................       $    20,580  $     19,286  $     32,641  $     35,092
                                         ----------------  ------------  ------------  ------------
                                         ----------------  ------------  ------------  ------------
Net income per common share............       $      0.60  $       0.52  $       0.95  $       0.94
                                         ----------------  ------------  ------------  ------------
                                         ----------------  ------------  ------------  ------------
Weighted average common shares
  and outstanding equivalents..........        34,222,185    36,969,074    34,517,746    37,312,728
                                         ----------------  ------------  ------------  ------------
                                         ----------------  ------------  ------------  ------------

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          --------------------
                                                             1997       1996
                                                          ---------  ---------
Cash flows from operating activities:
  Net income............................................  $  32,641  $  35,092
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization.....................     17,840     17,905
      Change in assets, liabilities and other...........     (4,688)        75
                                                          ---------  ---------
Net cash provided by operating activities...............     45,793     53,072
                                                          ---------  ---------
Cash flows from financing activities:
  Long-term debt proceeds...............................    107,400    117,000
  Long-term debt payments...............................    (80,000)   (60,900)
  Proceeds from issuance of common stock................        786      1,374
  Purchase and retirement of common stock...............    (29,234)   (56,134)
  Dividends paid........................................     (5,445)    (5,852)
                                                           ---------  ---------
Net cash used in financing activities...................     (6,493)    (4,512)
                                                           ---------  ---------
Cash flows from investing activities:
  Capital expenditures..................................    (36,134)   (56,345)
  Net proceeds from the sale of assets..................     --          6,062
                                                           ---------  ---------
Net cash used in investing activities...................    (36,134)   (50,283)
                                                           ---------  ---------
Net change in cash and cash equivalents.................      3,166     (1,723)

Cash and cash equivalents at beginning of period........        698      2,530
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $   3,864  $     807
                                                          ---------  ---------
                                                          ---------  ---------

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

    Operating results for Georgia Gulf Corporation and its subsidiaries (the Company" or Georgia Gulf ) for the three- and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996.

NOTE 2: INVENTORIES

    The major classes of inventories were as follows (in thousands):

                                                           JUNE 30,   DEC. 31,
                                                            1996       1997
                                                         ---------  ---------
Raw materials and supplies.............................  $  34,211  $  38,803

Finished goods.........................................     40,677     50,393
                                                         ---------  ---------
                                                         $  74,888  $  89,196
                                                         ---------  ---------
                                                         ---------  ---------

NOTE 3: STOCKHOLDERS' EQUITY

    The Company purchased 1,116,700 shares of its common stock for $29,234,000 during the six months ended June 30, 1997. As of June 30, 1997, the Company had authorization to purchase up to 2,034,100 additional shares under the current common stock purchase program.

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has two interest rate swap agreements for a total notional amount of $100,000,000 maturing in June 2000 to fix the interest rate on a term loan. Also, the Company has an interest rate swap agreement for a notional amount of $100,000,000 as a cash flow hedge for a co-generation facility operating lease agreement. This interest rate swap agreement will become effective in August 1997 and will mature August 2002. As of June 30, 1997, these interest rate swap agreements were the only derivative financial instruments outstanding.

    The Company does not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used by the Company to manage interest costs. The annual financial statements do not reflect temporary market gains and losses on derivative financial instruments, although the estimated fair value is disclosed. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as they occur. In the event a financial instrument is terminated prior to maturity, the Company would record the gain or loss on the transaction.

NOTE 5: NEW ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ( SFAS ) No. 128 Earnings per Share, which becomes effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 established, among other things, new accounting and reporting standards for computing and presenting earnings per share. The Company will adopt the new standard in the fourth quarter of 1997 but does not anticipate any material impact to the financial statements.

NOTE 6: SUBSEQUENT DISPOSITION

    In July 1997, the Company completed the sale of certain oil and gas properties representing substantially all of the assets of Great River Oil & Gas Corporation, a subsidiary of the Company. Net proceeds from this sale approximated $17,000,000, and the Company expects to record a pretax gain in the third quarter of approximately $8,000,000. Historically, the operating results for this subsidiary have not been material to the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

Second Quarter of 1997 Compared With the Second Quarter of 1996:

    For the second quarter ended June 30, 1997, net income per common share was $0.60 on net income of $20.6 million and net sales of $258.2 million. This compares with net income per common share of $0.52, net income of $19.3 million and net sales of $231.4 million for the second quarter of 1996.

    Operating income for the second quarter of 1997 was $39.9 million, an increase of 10 percent from $36.2 million for the same period in 1996. Total sales volumes were up 18 percent for the second quarter of 1997 over the prior year resulting from a strong increase in cumene sales, accompanied by higher export shipments of vinyl chloride monomer ( VCM ). Although selling prices increased for most products, most notably methanol and vinyl resins, caustic soda experienced significantly lower pricing resulting in a 6 percent decline in the overall average selling price of the company s products. Raw material costs were higher in 1997 with the exception of slightly lower natural gas costs.

    Interest expense increased to $6.7 million for the second quarter of 1997, compared with $5.1 million for the same period in 1996. This increase was primarily attributable to a higher debt balance during the second quarter of 1997 which helped fund the Company s capital expenditure and stock purchase programs.

    Net income per common share for the second quarter of 1997 was favorably impacted by a reduction in the number of outstanding common shares from the second quarter of 1996 as a result of the Company s stock purchase programs.

    Six Months Ended June 30, 1997 Compared With the Six Months Ended June 30, 1996:

    For the six months ended June 30, 1997, net income per common share was $0.95 on net income of $32.6 million and net sales of $497.4 million. This compares with net income per common share of $0.94, net income of $35.1 million and net sales of $439.4 million for the same period in 1996.

    Operating income for the six months ended June 30, 1997, was $64.6 million, a decrease of 3 percent from $66.3 million for the same period in 1996. Total sales volumes for the first half of 1997 were up 18 percent over the same period in 1996 as a result of a significant increase in cumene sales volume, accompanied by higher sales for methanol and additional export shipments of VCM. The increase in cumene sales volume for the six months of 1997 over 1996 was partially related to lower sales in 1996 due to the tie-in of the cumene expansion project. The overall selling price of the Company s products declined 4 percent for the six-month period ended June 30, 1997, compared with the same period in 1996. This resulted from significantly lower caustic soda pricing and slightly lower acetone pricing, which were largely offset by increases in most other products. Raw material costs were considerably higher in 1997, particularly in the earlier part of the year with the exception of slightly lower natural gas costs.

    Net interest expense for the first six months of 1997 increased to $12.0 million from $9.7 million in the same period in 1996. This increase was primarily attributable to a higher debt balance in 1997 compared with 1996, which helped fund the Company s capital expenditures and stock purchase programs.

    Net income per common share for the six months ended June 30, 1997, was favorably impacted by a reduction in the number of outstanding common shares from the same period in 1996 as a result of the Company s stock purchase programs.

                        LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1997, Georgia Gulf generated $45.8 million of cash flow from operating activities as compared with $53.1 million for the six months ended June 30, 1996. This reduction in cash flow resulted from slightly lower net income in 1997 and working capital fluctuations in both periods. For the first six months of 1997, working capital fluctuations primarily resulted from a higher accounts receivable balance due to higher sales in 1997, partially offset by lower inventories. Working capital fluctuations for the first six months of 1996 were attributable to changes in accrued compensation related to the Company s profit sharing plan and trade receivables, offset by an increase in accounts payable.

    Debt increased by $27.4 million during the six months ended June 30, 1997, to a level of $423.0 million. The Company had approximately $159.0 million of availability under its $350.0 million revolving credit loan as of June 30, 1997.

    Capital expenditures for the six months ended June 30, 1997, were $36.1 million as compared to $56.3 million for the same 1996 period. The air separation plant was completed during the first quarter of 1997 and began suppling oxygen and nitrogen to the Company s Plaquemine, Louisiana complex. The expansion and modernization of the VCM plant were completed during the latter part of the first quarter of 1997, raising the Company s annual VCM capacity to approximately 1.6 billion pounds. Also, the expansion of the phenol/acetone plant in Plaquemine, Louisiana, was completed at the end of the second quarter of 1997, increasing Georgia Gulf s total annual capacity to approximately 660 million pounds of phenol and 408 million pounds of acetone. The second phase of the vinyl compound expansion at Gallman, Mississippi, is scheduled to be completed by the end of the third quarter of 1997. The Company estimates that total capital expenditures for 1997 will approximate $65.0 to $70.0 million. In addition, although not part of the Company s capital expenditure program, a 250-megawatt co-generation facility became fully operational at the beginning of the third quarter and is supplying essentially all of the electricity and steam requirements to the Plaquemine, Louisiana complex. The co-generation facility is leased by the Company under an operating lease agreement.

    The Company declared dividends of $0.16 per share or $5.4 million during the first six months of 1997. The Company also purchased 1.1 million shares of its common stock at a cost of $29.2 million during the same period. As of June 30, 1997, the Company had authorization to purchase up to 2.0 million additional shares under the current common stock purchase program.

    In July 1997, the Company completed the sale of certain oil and gas properties representing substantially all of the assets of Great River Oil & Gas Corporation, a subsidiary of the Company. Net proceeds from this sale approximated $17.0 million and will be used to reduce debt.

    Management believes that cash provided by operations and the availability under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock purchases, working capital and debt service requirements.

                                    OUTLOOK

    During the second quarter of 1997, the Company made significant progress in the stock purchase program and completed two major projects, the phenol/acetone expansion and the co-generation facility. Management believes the phenol/acetone expansion is very timely as 60 million pounds of phenol and 38 million pounds of acetone will be added under favorable market conditions. While the vinyl chain continues to face a challenging market environment, management is hopeful that future profits and savings from the two recently completed major projects, together with some strengthening in the aromatics market, will lead to improved results for the third quarter of 1997.

                          PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company s annual meeting of stockholders was held May 20, 1997, in Atlanta, Georgia, for the following purposes: (I) to elect three directors to serve for a term of three years, and (ii) to consider and take action upon the ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1997.

    The results of the voting by stockholders at the annual meeting were as follows:

                                                                                                     BROKER NON-VOTES
DIRECTORS                                                                    FOR       WITHHELD       OR ABSTENTIONS
-----------------------------------------------------------------------  ------------  ---------  -----------------------
John D. Bryan..........................................................    30,685,834    405,443            0
Dennis M. Chorba.......................................................    30,337,846    753,431            0
Edward S. Smith........................................................    30,682,541    408,736            0

    In addition, the terms of the following directors continued after the meeting:

Alfred C. Eckert, III
Robert E. Flowerree
Holcombe T. Green, Jr.
James R. Kuse
Jerry R. Satrum

    The selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1997, was ratified by the following votes:


              FOR         AGAINST     ABSTAIN      BROKER NON-VOTES
          ------------  -----------  ---------  -----------------------

          31,069,883       9,688      11,706                 0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) No exhibits are filed as part of this Form 10-Q Quarterly Report.

    b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GEORGIA GULF CORPORATION
                                (REGISTRANT)

DATE AUGUST 11, 1997            /S/ JERRY R. SATRUM
     ---------------            --------------------------------
                                JERRY R. SATRUM
                                PRESIDENT AND CHIEF
                                EXECUTIVE OFFICER
                                (PRINCIPAL EXECUTIVE OFFICER)

DATE AUGUST 11, 1997            /S/ RICHARD B. MARCHESE
     ---------------            --------------------------------
                                RICHARD B. MARCHESE
                                VICE PRESIDENT FINANCE,
                                CHIEF FINANCIAL OFFICER AND
                                TREASURER
                                (PRINCIPAL FINANCIAL OFFICER)