Form 10-Q
period 1997-09-30
GEORGIA GULF CORP /DE/
filed 1997-11-12
CIK 805264

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM TO________ to ________

                          Commission File Number 1-9753

                                 __________

                             GEORGIA GULF CORPORATION
               (Exact name of registrant as specified in its charter)

         DELAWARE                                           58-1563799)
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                           Identification No.)

      400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia 30346
           (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: (770) 395-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/     No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AS OF
    CLASS                                               NOVEMBER 7, 1997
    -----                                              -------------------
    Common Stock, $0.01 par value.....................  32,940,695 shares


================================================================================

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                      PAGE
                                                                                     NUMBERS
--------------------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 1997
                 and December 31, 1996...............................................  1

            Condensed Consolidated Statements of Income for the Three and
                 Nine Months Ended September 30, 1997 and 1996.......................  2

            Condensed Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1997 and 1996............................  3

            Notes to Condensed Consolidated Financial Statements as of
                 September 30, 1997.................................................. 4-5

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................ 6-8

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.........................................  9

SIGNATURES..........................................................................  10

PART I. FINANCIAL INFORMATION.

    ITEM 1. FINANCIAL STATEMENTS.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
ASSETS

Cash and cash equivalents...........................................................   $     3,237    $      698

Receivables.........................................................................        70,873        64,131

Inventories.........................................................................        82,911        89,196

Prepaid expenses....................................................................         5,314         9,934

Deferred income taxes...............................................................         6,410         6,410
                                                                                      -------------  ------------

  Total current assets..............................................................       168,745       170,369
                                                                                      -------------  ------------

Property, plant and equipment, at cost..............................................       639,751       646,144

  Less accumulated depreciation.....................................................      (230,050)     (251,407)
                                                                                      -------------  ------------

    Property, plant and equipment, net..............................................       409,701       394,737
                                                                                      -------------  ------------

Other assets........................................................................        24,804        22,893
                                                                                      -------------  ------------

Total assets........................................................................   $   603,250    $  587,999
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable....................................................................   $    91,910    $   94,767

Interest payable....................................................................         3,830         2,910

Accrued income taxes................................................................         9,172         2,039

Accrued compensation................................................................         6,033         5,637

Accrued pension.....................................................................         3,357         2,139

Other accrued liabilities...........................................................        24,358        13,482
                                                                                      -------------  ------------

  Total current liabilities.........................................................       138,660       120,974
                                                                                      -------------  ------------

Long-term debt......................................................................       373,500       395,600
                                                                                      -------------  ------------

Deferred income taxes...............................................................        62,324        52,855
                                                                                      -------------  ------------

Stockholders' equity

  Common stock--$0.01 par value.....................................................           331           346

  Retained earnings.................................................................        28,435        18,224
                                                                                      -------------  ------------

    Total stockholders' equity......................................................        28,766        18,570
                                                                                      -------------  ------------

Total liabilities and stockholders' equity..........................................   $   603,250    $  587,999
                                                                                      -------------  ------------
                                                                                      -------------  ------------

Common shares outstanding...........................................................    33,113,620    34,584,800
                                                                                      -------------  ------------
                                                                                      -------------  ------------

              See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except share data)

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                         1997          1996          1997          1996
                                                     ------------  ------------  ------------  ------------

Net sales..........................................  $    235,915  $    237,946  $    733,348  $    677,369
                                                     ------------  ------------  ------------  ------------

Operating costs and expenses

  Cost of sales....................................       182,275       190,368       592,165       541,780

  Selling and administrative.......................        11,336         9,977        34,308        31,711
                                                     ------------  ------------  ------------  ------------

Total operating costs and expenses.................       193,611       200,345       626,473       573,491
                                                     ------------  ------------  ------------  ------------

Operating income...................................        42,304        37,601       106,875       103,878

Other income (expense)

  Gain on sale of assets...........................         8,600          --           8,600          --

  Interest, net....................................        (6,311)       (5,601)      (18,313)      (15,323)
                                                     ------------  ------------  ------------  ------------

Income before income taxes.........................        44,593        32,000        97,162        88,555

Provision for income taxes.........................        16,869        12,129        36,797        33,592
                                                     ------------  ------------  ------------  ------------

Net income.........................................  $     27,724  $     19,871  $     60,365  $     54,963
                                                     ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------

Net income per common share........................  $       0.82  $       0.56  $       1.76  $       1.50
                                                     ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------

Weighted average common shares
  and equivalents outstanding......................    33,627,717    35,465,268    34,235,015    36,685,951
                                                     ------------  ------------  ------------  ------------
                                                     ------------  ------------  ------------  ------------

              See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                -----------------------
                                                                                    1997        1996
                                                                                ----------   ----------
Cash flows from operating activities:

  Net income..................................................................  $   60,365   $   54,963

  Adjustments to reconcile net income to
    net cash provided by operating activities:

      Depreciation and amortization...........................................      27,609       26,998

      Gain on sale of assets..................................................      (8,600)        --

      Change in assets, liabilities and other.................................      25,461       22,313
                                                                                ----------    ---------

Net cash provided by operating activities.....................................     104,835      104,274
                                                                                ----------    ---------

Cash flows from financing activities:

  Long-term debt proceeds.....................................................     137,900      181,600

  Long-term debt payments.....................................................    (160,000)    (107,500)

  Proceeds from issuance of common stock......................................       1,153        1,421

  Purchase and retirement of common stock.....................................     (43,828)     (89,764)

  Dividends paid..............................................................      (8,093)      (8,629)
                                                                                ----------    ---------

Net cash used in financing activities.........................................     (72,868)     (22,872)
                                                                                ----------   ----------

Cash flows from investing activities:

  Capital expenditures........................................................     (45,905)     (87,018)

  Net proceeds from the sale of assets........................................      16,477        6,062
                                                                                ----------   ----------

Net cash used in investing activities.........................................     (29,428)     (80,956)

Net change in cash and cash equivalents.......................................       2,539          446

Cash and cash equivalents at beginning of period..............................         698        2,530
                                                                                ----------   ----------

Cash and cash equivalents at end of period....................................  $    3,864   $    2,976
                                                                                ----------   ----------
                                                                                ----------   ----------

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

    Operating results for Georgia Gulf Corporation and its subsidiaries (the "Company" or "Georgia Gulf") for the three- and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996.

NOTE 2: INVENTORIES

    The major classes of inventories were as follows (in thousands):

                                                        SEPT. 30,    DEC. 31,
                                                          1997         1996
                                                        ---------   ---------

     Raw materials and supplies.......................  $  33,296   $  38,803

     Finished goods...................................     49,615      50,393
                                                        ---------   ---------

                                                        $  82,911   $  89,196
                                                        ---------   ---------
                                                        ---------   ---------

NOTE 3: STOCKHOLDERS' EQUITY

    The Company purchased 1,621,600 shares of its common stock for $43,828,000 during the nine months ended September 30, 1997. As of September 30, 1997, the Company had authorization to purchase up to 1,529,200 additional shares under the current common stock purchase program.

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has two interest rate swap agreements for a total notional amount of $100,000,000 maturing in June 2000 to fix the interest rate on a term loan. Also, the Company has an interest rate swap agreement for a notional amount of $100,000,000 as a cash flow hedge for a cogeneration facility operating lease agreement. This interest rate swap agreement became effective in August 1997 and will mature August 2002. As of September 30, 1997, these interest rate swap agreements were the only derivative financial instruments outstanding.

    The Company does not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used by the Company to manage interest costs. The annual financial statements do not reflect temporary market gains and losses on derivative financial instruments, although the estimated fair value is disclosed. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. In the event a financial instrument is terminated prior to maturity, the Company would record the gain or loss on the transaction.

NOTE 5: NEW ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which becomes effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 established, among other things, a new accounting and reporting standard for computing and presenting earnings per share. The Company will adopt the new standard in the fourth quarter of 1997 but does not anticipate any material impact to the financial statements.

NOTE 6: DISPOSITION

    In July 1997, the Company completed the sale of certain oil and gas properties representing substantially all of the assets of Great River Oil & Gas Corporation, a subsidiary of the Company. Net proceeds from this sale were $16,477,000, and the Company recorded a pretax gain in the third quarter of 1997 for $8,600,000. Historically, the operating results for this subsidiary have not been material to the financial statements of Georgia Gulf.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

Third Quarter of 1997 Compared With the Third Quarter of 1996:

    For the third quarter ended September 30, 1997, net income per common share was $0.82 on net income of $27.7 million and net sales of $235.9 million. This compares with net income per common share of $0.56, net income of $19.9 million and net sales of $237.9 million for the third quarter of 1996.

    Operating income for the third quarter of 1997 was $42.3 million, an increase of 13 percent from $37.6 million for the same period in 1996. Comparing the quarters ended September 30, 1997 and 1996, overall sales volume climbed 8 percent as strong cumene sales, accompanied by higher vinyl chloride monomer ("VCM") sales, more than offset the impact of lower sales volumes in the Company's vinyl business. Cumene sales for 1997 reflect the full impact of the capacity expansion which was completed during the third quarter of 1996. The increase in VCM sales volumes was primarily attributable to a maintenance turnaround during the third quarter of 1996 which reduced product availability. Vinyl resin sales volumes continued to suffer from excess industry capacity. The overall average selling price of the Company's products declined 9 percent as a result of significantly lower prices for caustic soda, which exceeded pricing gains for methanol and acetone. Raw material prices were lower for the quarterly comparison and included savings in electricity costs associated with the start-up of the cogeneration plant at the Company's Plaquemine, Louisiana facility early in the third quarter of 1997. The combination of higher sales volumes and lower raw material prices more than offset the decline in the overall average selling price of the Company's products resulting in improved profits for the third quarter of 1997.

    In July 1997, the Company completed the sale of certain oil and gas properties representing substantially all of the assets of Great River Oil & Gas Corporation, a subsidiary of the Company. The gain from this sale was $8.6 million.

    Interest expense increased to $6.3 million for the third quarter of 1997, compared with $5.6 million for the same period in 1996. This increase was primarily attributable to slightly higher interest rates and a higher debt balance during the earlier part of the third quarter of 1997. The higher debt balance was related to the funding of the Company's capital expenditure and stock purchase programs.

    Net income per common share for the third quarter of 1997 was favorably impacted by a reduction in the number of outstanding common shares from the third quarter of 1996 as a result of the Company's stock purchase programs.

Nine Months Ended September 30, 1997 Compared With the Nine Months Ended September 30, 1996:

    For the nine months ended September 30, 1997, net income per common share was $1.76 on net income of $60.4 million and net sales of $733.3 million. This compares with net income per common share of $1.50, net income of $55.0 million and net sales of $677.4 million for the same period in 1996.

    Operating income for the nine months ended September 30, 1997, was $106.9 million, an increase of 3 percent from $103.9 million for the same period in 1996. When comparing the nine-month periods ended September 30, 1997 and 1996, overall sales volumes grew 14 percent as nearly all product sales volumes increased over prior year levels with the exception of the vinyl business where volumes declined. A portion of the increase in sales volumes resulted from lower sales in 1996 due to plant downtime for tie-ins of capacity expansions and maintenance turnarounds. Although pricing for most products improved, these increases were not sufficient to offset significantly lower caustic soda pricing which resulted in a 5 percent decline in the overall average selling price of the Company's products. Raw material costs were considerably higher in 1997 with the exception of slightly lower natural gas costs. Overall, results for the first nine months of 1997 improved as the significant increase in sales volumes more than covered the overall decline in average sales price and higher raw material costs.

    Net interest expense for the first nine months of 1997 increased to $18.3 million from $15.3 million in the same period in 1996. This increase was primarily attributable to a higher overall average debt balance in 1997 primarily associated with the Company's capital expenditure and stock purchase programs.

    Net income per common share for the nine months ended September 30, 1997, was favorably impacted by a reduction in the number of outstanding common shares from the same period in 1996 as a result of the Company's stock purchase programs.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1997, Georgia Gulf generated $104.8 million of cash flow from operating activities as compared with $104.3 million for the nine months ended September 30, 1996. During the third quarter of 1997, the Company sold certain oil and gas properties for net proceeds of $16.5 million, which are included in cash flows from investing activities in the Statement of Cash Flows. The book gain from this sale of $8.6 million has been reflected as a reduction to net income for purposes of determining net cash provided by operating activities. Cash flows from operating activities were also impacted by changes in working capital fluctuations for both 1997 and 1996. For the first nine months of 1997, working capital fluctuations primarily resulted from an increase in accounts receivable due to higher sales in 1997, offset by lower inventories and a higher accrued income tax payable due to the timing of payments. Working capital fluctuations during the first nine months of 1996 were attributable to a reduction in accounts receivable and an increase in accounts payable, partially offset by an increase in inventories and a reduction in accrued compensation related to the Company's profit sharing plan.

    Debt decreased by $22.1 million during the nine months ended September 30, 1997, to a level of $373.5 million. Funds used to decrease debt included net proceeds of $16.5 million from the sale of certain oil and gas properties in July 1997. The Company had approximately $208.0 million of availability under its $350.0 million revolving credit loan as of September 30, 1997.

    Capital expenditures for the nine months ended September 30, 1997, were $45.9 million as compared to $87.0 million for the same 1996 period. The expansion and modernization of the VCM plant, along with the expansion of the phenol/acetone plant, both located in Plaquemine, Louisiana, were completed during the first half of 1997. The second phase of the vinyl compound expansion at Gallman, Mississippi, was completed at the end of the third quarter of 1997 bringing annual vinyl compound capacity to approximately 380 million pounds. The Company estimates that total capital expenditures for 1997 will approximate $60.0 million. In addition, although not part of the Company's capital expenditure program, a 250-megawatt cogeneration facility became fully operational at the beginning of the third quarter and is supplying essentially all of the electricity and steam requirements to the Plaquemine, Louisiana complex. The cogeneration facility is leased by the Company under an operating lease agreement.

    The Company declared dividends of $0.24 per share or $8.1 million during the first nine months of 1997. The Company also purchased 1.6 million shares of its common stock at a cost of $43.8 million during the same period. As of September 30, 1997, the Company had authorization to purchase up to 1.5 million additional shares under the current common stock purchase program.

    Management believes that cash provided by operations and the availability under the Company's current debt agreements will provide sufficient funds to support planned capital expenditures, dividends, stock purchases, working capital and debt service requirements.

                                    OUTLOOK

    Many of the Company's products have continued to perform well during the first part of the fourth quarter, particularly the aromatic products. Management is encouraged by recent strengthening in the caustic soda market, but is anticipating some earnings pressure in the fourth quarter due to higher natural gas costs and a possible slowdown during the latter part of the year.

PART II. OTHER INFORMATION.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a)   No exhibits are filed as part of this Form 10-Q Quarterly Report.

    b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEORGIA GULF CORPORATION
                                       ------------------------
                                       (REGISTRANT) /S/



DATE   NOVEMBER 11, 1997               /S/ JERRY R. SATRUM
     -------------------               ------------------------
                                       JERRY R. SATRUM
                                       PRESIDENT AND CHIEF
                                       EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)




DATE   NOVEMBER 11, 1997               /S/ RICHARD B. MARCHESE
     -------------------               ------------------------
                                       RICHARD B. MARCHESE
                                       VICE PRESIDENT FINANCE,
                                       CHIEF FINANCIAL OFFICER AND
                                       TREASURER
                                       (PRINCIPAL FINANCIAL OFFICER)