Form 10-K
period 1997-12-31
GEORGIA GULF CORP /DE/
filed 1998-03-25
CIK 805264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (Mark One)
                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                          Commission File Number 1-9753

                                ----------------

                            GEORGIA GULF CORPORATION
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                               58-1563799
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)

         400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia 30346
               (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (770) 395-4500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

      Title of each class              Name of each exchange on which registered
     --------------------              -----------------------------------------
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

       Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 18, 1998, was $905,268,000.

       Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

        Class                               Outstanding at March 18, 1998
       ------                               -----------------------------
Common Stock, $0.01 par value                   32,187,322 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

    1997 Annual Report to Stockholders in Parts II and IV of this Form 10-K.

Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998, in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
ITEM                                                                                      NUMBER
----                                                                                     ---------
1)        Business
                  General Description of Business .....................................       1
                  Electrochemical Products ............................................   2 - 3
                  Aromatic Chemical Products ..........................................       3
                  Methanol ............................................................       4
                  Great River Oil & Gas Corporation ...................................       4
                  Georgia-Pacific Contract ............................................       4
                  Marketing and Sales .................................................       4
                  Raw Materials .......................................................       4
                  Competition .........................................................       5
                  Employees ...........................................................       5
                  Environmental Regulation ............................................       5
                  Year 2000 Conversion ................................................       5
                  Forward-Looking Statements ..........................................   5 - 6
2)     Properties .....................................................................   6 - 7
3)     Legal Proceedings ..............................................................       7
4)     Submission of Matters to a Vote of Security Holders ............................       7

                                     PART II

5)     Market Price of and Dividends on the Registrant's Common Equity
                  and Related Stockholder Matters .....................................       8
6)     Selected Financial Data ........................................................       8
7)     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...........................................       8
7A)   Quantitative and Qualitative Disclosures about Market Risk ......................       8
8)     Financial Statements and Supplementary Data ....................................       8
9)     Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure ............................................       8

                                    PART III

10)    Directors and Executive Officers of the Registrant .............................       9
11)    Executive Compensation .........................................................      10
12)    Security Ownership of Certain Beneficial Owners and Management .................      10
13)    Certain Relationships and Related Transactions .................................      10

                                     PART IV

14)    Exhibits, Financial Statement Schedule and Reports on Form 8-K ................. 11 - 14

SIGNATURES ............................................................................      15



                                     PART I

Item     1. BUSINESS.

General Description of Business

         Georgia Gulf Corporation (the "Company") is a major manufacturer and worldwide marketer of quality chemical and plastic products. The Company manufactures products through two highly integrated lines categorized into electrochemicals and aromatic chemicals; and also a third product line, methanol, a natural gas chemical. The Company's electrochemical products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; the Company's aromatic chemical products include cumene, phenol, acetone and alpha-methylstyrene ("AMS").

         The Company has operated as an independent corporation since its acquisition on December 31, 1984, of a major portion of the business and assets of the chemical division of Georgia-Pacific Corporation ("Georgia-Pacific"). The Company's operations include production units at four locations, several marketing organizations responsible for the sale of the Company's products, a technical service laboratory and a purchasing organization responsible for the acquisition of all major raw materials. At the Company's four manufacturing locations, there are ten plants, six of which are located in Plaquemine, Louisiana. The Company also owns an air separation plant located in Plaquemine, Louisiana, which supplies all of the oxygen and nitrogen requirements for the complex. The Company leases a cogeneration facility that supplies essentially all of the electricity and steam requirements for the Plaquemine, Louisiana, complex and also leases storage terminals and warehouses from which a portion of its products are distributed to customers.

         The Company's products are generally intermediate chemicals that are sold for further processing into a wide variety of end-use applications. Some of the more significant end-use markets include plastic piping, siding and window frames made from PVC resins and compounds; bonding agents for wood products and high quality plastics made from phenol; acrylic sheeting for automotive and architectural products made from acetone; and MTBE, a gasoline additive produced from methanol. The following percentages of sales were made in 1997 to manufacturers in the following industries: 30% housing and construction, 25% plastics and fibers, 21% solvents and chemicals, 14% consumer products, 3% pulp and paper and 7% miscellaneous.

         The Company's major capital projects during 1997 included the completion of the expansions of the phenol/acetone and VCM plants in Plaquemine, Louisiana; the completion of the air separation plant in Plaquemine, Louisiana; and the completion of the second phase of the PVC compound expansion at Gallman, Mississippi. The major planned capital expenditures for 1998 will be directed toward certain environmental projects and increased efficiency of existing operations.

         In the commodity chemical industry, a company's cost position as well as the balance of overall industry supply (i.e., capacity) and demand for particular product lines significantly affect pricing of products, and accordingly, the Company's earnings and cash flow. The Company has invested $608 million in the past five years to maintain, expand and/or improve the efficiency of its operating facilities. Management believes that with its low-cost position and integrated product lines, the Company is well-positioned to compete in its various markets.

         The Company's long-term strategy is to continue to concentrate its efforts on products and services in the chemical and plastic industries, particularly production additions or enhancements in its core product areas. The Company will continue to make investments that will improve or maintain its low-cost position, as well as selective and prudent capacity additions and expansions, and will consider acquisitions, joint ventures or similar transactions that management believes will promote profitable growth in present and closely related product lines.

Electrochemical Products

         Chlorine/Caustic Soda/Sodium Chlorate. The Company's facility at Plaquemine, Louisiana, has the annual capacity to produce approximately 450 thousand tons of chlorine and 500 thousand tons of chlorine's co-product, caustic soda, as well as 27 thousand tons of sodium chlorate.

         The major raw materials for these products are salt and electric power. The Company has a long-term lease on a salt dome near the Plaquemine, Louisiana, facility with sufficient salt reserves to last over thirty years at current rates of production. Electric power is the most significant cost component in the production of chlorine, caustic soda and sodium chlorate. During 1997, the Company completed the construction of a 250-megawatt cogeneration facility located at the Plaquemine, Louisiana, complex, which supplies, under a long-term lease agreement, essentially all the electricity and steam requirements for that site. The primary cost component of producing electricity in the cogeneration facility is natural gas.

         Chlorine is used in the production of various chemicals, including those used to make plastics and PVC resins. Other applications include water purification, waste water disinfection, pulp and paper bleaching, agricultural products, laundry aids and pharmaceuticals. In 1997, approximately 90 percent of the Company's chlorine production was consumed by the Company in the production of VCM, which was then used to produce PVC resins. The Company sells the remaining chlorine principally to the pulp and paper and chemical industries.

         The major uses of caustic soda are in the production of pulp and paper, aluminum, oil, soaps and detergents. Caustic soda also has significant applications in the production of other chemicals and in chemical processes where caustic soda is used to control pH levels aiding in waste neutralization. Another use is in the textile industry where it makes fabrics more absorbent and improves the strength of dyes. Caustic soda is also used, to a lesser extent, in food processing and electroplating.

         Sodium chlorate is a key chemical used in the bleaching process for pulp and paper and, to a lesser extent, as an ingredient in blasting agents, explosives and solid rocket fuels.

         Vinyl Chloride Monomer ("VCM"). The Company produces VCM at its Plaquemine, Louisiana, complex. The major raw materials used to produce VCM are purchased ethylene and Company-produced chlorine. The VCM plant's annual capacity is approximately 1.6 billion pounds with the capability of also producing an additional 400 million pounds of ethylene dichloride ("EDC"), the precursor to VCM. Approximately 80 percent of the VCM production in 1997 was used by the Company's PVC resins operations with the remainder being sold to other PVC resins producers, particularly in the export market.

         Polyvinyl Chloride ("PVC") Resins. The Company operates a world-scale PVC resins plant in Plaquemine, Louisiana. The plant is located adjacent to its major raw material supplier, the Company's VCM facility, thereby minimizing transportation and handling costs. The annual production capacity is approximately 1.12 billion pounds, of which approximately one-fourth was used internally in 1997 to produce PVC compounds.

         PVC resins are one of the most widely used plastics in the world today. After being formulated to desired properties, PVC resins are heated and shaped into finished products by various extrusion, calendaring and molding processes. Applications are diverse and include pipe and fittings, window frames, siding, flooring, shower curtains, packaging, bottles, film, medical tubing, business machine housings and credit cards. Vinyl resins are also important to the automotive industry for use in seats, trim, floormats and wire and cable insulation.

         Polyvinyl Chloride ("PVC") Compounds. The Company's PVC compounding plants have an aggregate annual capacity of approximately 380 million pounds and are located in Gallman, Mississippi, and Tiptonville, Tennessee. During the last half of 1997, the Company completed the second phase of the PVC compound expansion at Gallman, Mississippi.

         PVC compounds are formulated to provide specific end-use properties that allow the material to be processed directly into a finished product. All sales of PVC compounds are to outside customers. The product line can be segregated into four major product areas according to the following process applications:

         Blow Molding -- The Company is a supplier of blow molding compounds, which are primarily used for both food-grade and general purpose bottles. Supplied in both clear and opaque colors, the materials are used to package cosmetics, shampoos, charcoal lighter fluid, bottled water and edible oils.

         Injection Molding -- The Company supplies various PVC compounds, which are used in the business machine market for computer housings and keyboards. It also supplies PVC compounds to produce electrical outlet boxes. These proprietary compounds, with extensive approval procedures by customers or regulatory bodies, are sold to some of the leading international producers of injection molded products. The Company also manufactures PVC compounds for use in pipe fittings.

         Extrusion -- The Company supplies extrusion markets, which have applications in window and furniture profiles and extruded sheets for household fixtures and decorative overlays. Extrusions are an end-product for both pelletized and powder compounds.

         Chlorinated Polyvinyl Chloride ("CPVC") -- The Company supplies Protherm-Registered Trademark- CPVC compounds to the extrusion and injection molding markets, mainly for pipe and pipe fittings.

Aromatic Chemical Products

         Cumene. Cumene is produced at the Company's Pasadena, Texas, facility located on the Houston ship channel. The Company's cumene plant, one of the world's largest, has an annual stated capacity of approximately 1.5 billion pounds. Cumene is produced from benzene and propylene, which are purchased from various suppliers in the surrounding area. Slightly more than 50 percent of the Company's 1997 cumene output was consumed internally in the production of phenol and its co-product, acetone, with the balance being sold into the merchant market to other phenol and acetone manufacturers.

         Phenol/Acetone. Phenol and acetone are produced at the Company's Plaquemine, Louisiana, facility, which has approximately 500 million pounds of annual phenol capacity and 308 million pounds of annual acetone capacity, as well as at the Pasadena, Texas, facility, where annual capacity is 160 million pounds of phenol and 100 million pounds of acetone. During 1997, the Plaquemine, Louisiana, phenol/acetone plant was upgraded for product quality and expanded by sixty million pounds of phenol and thirty-eight million pounds of acetone. The Company does not consume any phenol or acetone internally.

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

         The primary uses for acetone are as a key ingredient to methyl methacrylate, which is used to produce acrylic sheeting, and as an ingredient for surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineering plastics and several major industrial solvents. Other uses range from wash solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

         As a result of the phenol/acetone manufacturing process, the Company also produces and markets small amounts of a by-product, AMS, which is primarily used as a polymer modifier and as a chemical intermediate.

Methanol

         Methanol is produced at the Company's facility at Plaquemine, Louisiana, which has an annual capacity of approximately 160 million gallons. Natural gas represents the majority of the cost of the production of methanol. The Plaquemine facility is in the center of Louisiana's oil and gas producing region and has two separate pipeline systems delivering gas to the plant. Natural gas is purchased by the Company under contracts at market prices from both producers and gas pipeline suppliers.

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

Great River Oil & Gas Corporation

         In July 1997, the Company completed the sale of certain oil and gas properties representing substantially all of the assets of Great River Oil & Gas Corporation ("GROG"), a subsidiary of the Company. Net proceeds from this sale were $16,477,000, on which the Company recorded a pretax gain of $8,600,000 ($5,300,000, net of income taxes). GROG is a small oil and gas exploration company with activities centered in southern Louisiana. Historically, the operating results for this subsidiary have not been material to the operating results or financial condition of the Company.

Georgia-Pacific Contract

         The Company has supply contracts, subject to certain limitations, for substantial percentages of Georgia-Pacific's requirements for caustic soda, methanol and phenol at prices approximating the market. These supply contracts have various expiration dates (depending on the product) from 1998 through 2003 and may be extended year-to-year upon expiration. Total sales to Georgia-Pacific for the years ended December 31, 1997, 1996 and 1995 amounted to approximately 12%, 15% and 14% of the Company's sales, respectively.

Marketing and Sales

         The Company's marketing program is aimed at expanding and diversifying its customer base both domestically and internationally. Other than Georgia-Pacific, no single customer represents more than 10% of the Company's net sales. Export sales accounted for approximately 15%, 12% and 15% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. The principal international markets served by the Company include Canada, Mexico, Latin America, Europe and Asia.

         The Company markets its products primarily to industrial customers. The Company's products are sold by its sales force, which is organized by product line. The sales organization, located predominantly in the southeastern and midwestern United States, is supported by the Company's technical service staff.

Raw Materials

         The most important raw materials purchased by the Company are natural gas, ethylene, benzene, propylene, electricity and salt. Raw materials used for production of the Company's products are usually purchased from various suppliers at market prices under supply contracts, some of which are long-term take or pay agreements. Since raw materials account for a significant portion of the Company's total production cost, the Company's ability to pass on increases in these costs to its customers has a significant impact on operating results which is, to a large extent, related to industry capacity and market demand. Additionally, due to the completion of the cogeneration plant in 1997, the Company substantially increased its natural gas requirements. Management believes the Company has a reliable supply base of raw materials under normal market conditions. The impact of any future raw material shortages cannot be accurately predicted.

Competition

         The Company experiences competition from numerous manufacturers in all of its product lines. Some of the Company's competitors have substantially greater financial resources and are more highly diversified than the Company. The Company competes on a variety of factors such as price, product quality, delivery and technical service.

         Management believes that the Company is well-positioned to compete as a result of integrated product lines, the operational efficiency of its plants and the location of its facilities near major water and/or rail transportation terminals.

Employees

         As of December 31, 1997, the Company had 1,041 full-time employees. The Company has one collective bargaining agreement, which covered fifty-six employees at the Tiptonville, Tennessee, facility as of December 31, 1997.

Environmental Regulation

         The Company's operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

         Management believes that the Company is in material compliance with all current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with these requirements will not materially effect earnings or cause the Company to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and therefore it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.

Year 2000 Conversion

         The Company recognizes the need to ensure its operations will not be adversely impacted by the year 2000 date conversion problem common in many processing systems. Georgia Gulf's information processing systems are believed to be year 2000 compliant. The Company continues to review and analyze other areas with exposure to potential year 2000 risks, including operational process control systems. Based upon current information, the Company believes all significant software systems within its control will be year 2000 compliant by the end of 1998. The costs associated with compliance with year 2000 conversion are not expected to be material.

Forward-Looking Statements

         This Form 10-K and other communications to stockholders, as well as oral statements made by representatives of the Company, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the Company's outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

         Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, changes in the general economy, changes in demand for the Company's products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which the Company's products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforseen circumstances. A number of these factors are discussed in this Form 10-K.

Item 2.  PROPERTIES.

         The Company's asset base was established from 1971 to the present with construction of the Plaquemine, Louisiana, complex; the construction of the Pasadena, Texas, cumene plant; the purchase of the PVC compound plants and the purchase of the Bound Brook, New Jersey, phenol/acetone facility subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1996, the Company sold its vinyl emulsion business including the property and buildings at the Delaware City location. In 1997, the Company completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of its requirements for electricity, oxygen and nitrogen at that location. The cogeneration plant is leased under an operating lease agreement. The Company continues to explore ways to expand both its plant capacities and product lines. The Company believes current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of the Company's production facilities in 1997 was 93%.

         The following table sets forth the location of each chemical manufacturing facility owned by the Company, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operations, as of December 31, 1997:

Locations                   Products                                Annual Capacity
---------                   ------------                            ----------------
Gallman, MS                 Polyvinyl Chloride Compounds            380 million pounds
Tiptonville, TN

Pasadena, TX                Cumene                                  1.5 billion pounds
                            Phenol                                  160 million pounds
                            Acetone                                 100 million pounds

Plaquemine, LA              Chlorine                                 450 thousand tons
                            Caustic Soda                             500 thousand tons
                            Sodium Chlorate                           27 thousand tons
                            Vinyl Chloride Monomer                  1.6 billion pounds
                            Polyvinyl Chloride Resins              1.12 billion pounds
                            Phenol                                  500 million pounds
                            Acetone                                 308 million pounds
                            Methanol                               160 million gallons

         The Company's manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, the Company has a fleet of 2,348 railcars of which 713 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2010. The total lease expense for the Company's railcars and other transportation equipment was approximately $9,849,000 for 1997.

         In October 1997, the Company began making lease payments under an operating lease agreement for the 250-megawatt cogeneration facility at the Company's Plaquemine, Louisiana, complex. The lease expense under the operating lease agreement for 1997 was $3,025,000.

         The Company leases office space for its principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Space is leased for sales and marketing offices in Houston, Texas, Schaumburg, Illinois, and Lawrenceville, New Jersey. Space for numerous storage terminals is leased throughout the United States, and in the Netherlands, Canada and New Zealand.

Item 3.  LEGAL PROCEEDINGS .

         The Company is a party to numerous individual and several class-action lawsuits filed against the Company, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on the Company's premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of the Company's ordinary operations and which apparently resulted from the unexpected introduction into the Company's feedstocks of one or more impurities from sources unknown.

         The lawsuits are pending in the 18th Judicial District, Iberville Parish. The Company has filed answers in the cases in which it has been served. Discovery also has been served in the cases. All of the actions claim one or more forms of compensable damages, including past and future lost wages and past and future physical and emotional pain and suffering.

         At the present time, the Company does not know, and it is not possible to estimate, the number of persons making claims, the merit of any such claims, the nature or extent of damages that will be sought, the defenses available to the Company, or the liability of other persons, or to make a factual or legal assessment of the Company's ultimate exposure. Notwithstanding the foregoing, the Company believes it has meritorious defenses to the claims asserted and intends to assert and pursue those defenses vigorously; further, the Company believes any liability ultimately imposed would be covered by its liability insurance.

         In addition, the Company is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information set forth under the captions "Corporate
Information--Common Stock Data and Dividend Policy" and in Notes 6, 7, 8 and 16 of the "Notes to Consolidated Financial Statements" of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 6.  SELECTED FINANCIAL DATA.

         The information set forth under the caption "Ten-Year Selected Financial Data" of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis" of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information for this item will be required for the Company commencing in the fiscal year ending December 31, 1998, due to the Company's market capitalization being below $2.5 billion.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information set forth on pages 23 through 37 of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

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

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1998, is hereby incorporated by reference in response to this item.

         The following is certain information regarding the executive officers of the Company who are not Directors:

         Richard B. Marchese, 56, has served as Vice President Finance, Chief Financial Officer and Treasurer of the Company since May 1989, and prior thereto served as Corporate Controller from its inception.

         Joel I. Beerman, 48, has served as Vice President, General Counsel and Secretary since February 1994 and as General Counsel since February 1992. Prior thereto, Mr. Beerman served as Associate General Counsel for the Company since its inception.

         Gary L. Elliott, 53, has served as Vice President, Marketing and Sales Commodity Chemicals Group since August 1993. Mr. Elliott served as Business Manager -- Electrochemicals and Midwest Regional Sales Manager from June 1989 until August 1993. Prior thereto, Mr. Elliott served as Northeast Regional Sales Manager from May 1987 until June 1989; as VCM Product Manager from November 1985 to May 1987; and as a Sales Representative for the Company from its inception until November 1985.

         Mark J. Seal, 46, has served as Vice President, Polymer Group since August 1993. Mr. Seal served as Business and Manufacturing Director -- PVC Resins from May 1992 until August 1993 and as Business Manager -- PVC Resins and Compounds from May 1989 until May 1992. Prior thereto, Mr. Seal served as Business Manager -- Electrochemicals from January 1987 until May 1989 and as Midwest Regional Sales Manager for the Company from its inception until January 1987.

         Thomas G. Swanson, 56, has served as Vice President Supply and Corporate Development since August 1993. Mr. Swanson served as Vice President -- Commodity Chemicals Group from December 1989 to August 1993; as General Manager -- Commodity Chemicals Group from November 1988 until December 1989; as Director of Corporate Development for the Company from July 1987; and prior thereto, was Manager -- Supply and Distribution for the Company since its inception.

         Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

Item 11. EXECUTIVE COMPENSATION.

         The information set forth under the captions "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998, is hereby incorporated by reference in response to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the captions "Principal Stockholders" and "Security Ownership of Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998, is hereby incorporated by reference in response to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has not had any transactions required to be reported under this item for the calendar year 1997, or for the period from January 1, 1998, to the date of this report.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this 1997 Annual Report for Georgia Gulf Corporation:

            (1) The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants listed below are incorporated herein by reference from pages 23 through 37 of the Company's 1997 Annual Report to Stockholders:

                    Consolidated Balance Sheets as of December 31, 1997 and 1996

                    Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

                    Report of Management

                    Report of Independent Public Accountants

            (2)   Financial Statement Schedules:

                    Report of Independent Public Accountants on Financial Statement Schedule

                    The following financial statement schedule is for the years ended December 31, 1997, 1996 and 1995:

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

The following exhibits are filed as part of this Form 10-K Annual Report:

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          13        1997 Annual Report to Stockholders

          21        Subsidiaries of the Registrant

          23        Consent of Independent Public Accountants

The following exhibit is incorporated herein by reference to the Company's 1996 Form 10-K Annual Report filed March 28, 1997:

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          10(i) Receivables Transfer Agreement dated December 4, 1996, between the Company, as Transferor, and Dynamic Funding Corporation.


The following exhibits are incorporated herein by reference to the Company's 1995 Form 10-K Annual Report filed March 28, 1996:

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

       The following exhibits relate to the Company's operating lease agreement for its cogeneration project:

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

          10(g) Ground Lease Agreement dated February 16, 1996, between the Company and First Security Bank of Utah, N.A.


The following exhibit is incorporated herein by reference to the Company's Form S-8 (File No. 33-64749) filed December 5, 1995:

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          10        Georgia Gulf Corporation Employee Stock Purchase Plan


The following exhibit is incorporated herein by reference to the Company's Form S-3 (File No. 33-63051) filed September 28, 1995:

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          4 Indenture, dated as of November 15, 1995, between the Company and LaSalle National Bank, as trustee (including form of Notes).


The following exhibit is incorporated by reference to the Company's 1995 Form 10-Q Quarterly Report for the period ending June 30, 1995, filed August 2, 1995.

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          10(i) Term Loan Agreement, dated June 29, 1995, between the Company and The Industrial Bank of Japan, Limited as Administrative Agent.


The following exhibit is incorporated by reference to the Company's 1995 Form 10-Q Quarterly Report for the period ending March 31, 1995, filed May 15, 1995.

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          10 Credit Agreement, dated March 30, 1995, between the Company and The Chase Manhattan Bank (National Association) as Administrative Agent.

The following exhibits are incorporated herein by reference to the Company's 1991 Form 10-K Annual Report filed March 30, 1992.

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          3(a)      Certificate of Amendment of Certificate of Incorporation
          3(b)      Amended and Restated By-Laws
          *10       Georgia Gulf Corporation 1990 Incentive Equity Plan

The following exhibit is incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed May 11, 1990, as amended:

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          4         Amended and Restated Rights Agreement effective as of August
                    31, 1990


The following exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

      EXHIBIT
         NO.        DESCRIPTION
     --------       -----------

          3(a) Certificate of Agreement of Merger, with Certificate of Incorporation of Company as Exhibit A thereto, dated December 31, 1984, and amendments thereto

          10(f) Chemical Sales Agreement between the Company and Georgia-Pacific dated December 31, 1984, and Letter re:
                    Chemical Sales Agreement dated December 31, 1984

          10(g) Agreement re: Liabilities among Georgia-Pacific, Georgia-Pacific Chemicals, Inc., and others dated, December 31, 1984

          10(o)     Georgia Gulf Savings and Capital Growth Plan

          10(p)     Georgia Gulf Salaried Employees Retirement Plan

          10(q)     Georgia Gulf Hourly Employees Retirement Plan

         *10(u)     Executive Retirement Agreements

          10(v)     Salt Contract

         (b) Reports on Form 8-K

             No report on Form 8-K was filed with the Securities and Exchange Commission during the last quarter of 1997.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GEORGIA GULF CORPORATION
                            (Registrant)

      Date:  March 20, 1998                    By:  /s/ Jerry R. Satrum
             --------------------                   --------------------
                                                    Jerry R. Satrum,
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                          TITLE                                 DATE
           ----------                         ------                                 -----
 /s/ Jerry R. Satrum
-----------------------------
Jerry R. Satrum                   Chief Executive Officer and Director               March 20, 1998
                                  (Principal Executive Officer)

/s/ Edward A. Schmitt
-----------------------------
Edward A. Schmitt                 President, Chief Operating Officer                 March 20, 1998
                                  and Director

 /s/ Richard B. Marchese
-----------------------------
Richard B. Marchese               Vice President Finance, Chief Financial            March 20, 1998
                                  Officer and Treasurer (Principal Financial
                                  and Accounting Officer)

 /s/ James R. Kuse
-----------------------------
James R. Kuse                     Chairman of the Board and Director                 March 20, 1998

 /s/ John D. Bryan
-----------------------------
John D. Bryan                     Director                                           March 20, 1998

 /s/ Dennis M. Chorba
-----------------------------
Dennis M. Chorba                  Director                                           March 20, 1998

 /s/ Alfred C. Eckert III
-----------------------------
Alfred C. Eckert III              Director                                           March 20, 1998

 /s/ Robert E. Flowerree
-----------------------------
Robert E. Flowerree               Director                                           March 20, 1998

 /s/ Edward S. Smith
-----------------------------
Edward S. Smith                   Director                                           March 20, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To Georgia Gulf Corporation:

         We have audited, in accordance with generally accepted auditing standards, the financial statements included in Georgia Gulf Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 12, 1998

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                Additions
                                         -----------------------
                                                         Charged
                        Balance at       Charged to      to other                    Balance at
                        beginning        costs and       accounts--     Deductions    end of
Description             of period        expenses        describe       --describe    period
-----------             ---------       -----------     ----------     -----------   ----------
1995
Allowance for
  doubtful accounts      $2,400           $1,000           $--          $(1,000)(1)    $2,400
                        -------           ------           ---          -----------    ------
                        -------           ------           ---          -----------    ------
1996
Allowance for
  doubtful accounts      $2,400           $  300           $--            $(300)(1)    $2,400
                        -------           ------           ---          -----------    ------
                        -------           ------           ---          -----------    ------
1997
Allowance for
  doubtful accounts      $2,400           $  184           $--            $(184)(1)    $2,400
                        -------           ------           ---          -----------    ------
                        -------           ------           ---          -----------    ------


NOTES:

(1)   Accounts receivable balances written off during the period.

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                   DESCRIPTION                                            PAGE(1)
-------                ------------                                            -------
   13                  1997 Annual Report to Stockholders                        ___


   21                  Subsidiaries of the Registrant                            ___


   23                  Consent of Independent Public Accountants                 ___


(1)  Page numbers appear on the manually signed Form 10-K's only.