Form 10-Q
period 1998-03-31
GEORGIA GULF CORP /DE/
filed 1998-05-08
CIK 805264

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   From the transition period from         to

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


                                                           Outstanding as of
                                                           Class May 6, 1998
                                                           -----------------


Common Stock, $0.01 par value..............................31,652,472 shares


--------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1998


                                      INDEX

                                                                                             Page
PART I.  FINANCIAL INFORMATION                                                           Numbers
                                                                                            -------
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1998
                           and December 31, 1997........................................        1

                  Condensed Consolidated Statements of Income for the Three
                           Months Ended March 31, 1998 and 1997.........................        2

                  Condensed Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 1998 and 1997.........................        3

                  Notes to Condensed Consolidated Financial Statements as of
                           March 31, 1998...............................................       4-5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................       6-7


PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K......................................         8


SIGNATURES..............................................................................         9



PART I.     FINANCIAL INFORMATION.

Item 1.  Financial Statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                      March 31,                  December 31,
                                                                         1998                        1997
                                                                  ------------------           -----------------
ASSETS
Cash and cash equivalents                                         $            5,149            $          1,621
Receivables                                                                   65,505                      67,553
Inventories                                                                   80,447                      92,921
Prepaid expenses                                                               7,127                       6,508
Deferred income taxes                                                          7,409                       7,409
                                                                  ------------------           -----------------
    Total current assets                                                     165,637                     176,012
                                                                  ------------------           -----------------
Property, plant and equipment, at cost                                       658,555                     650,968
    Less accumulated depreciation                                            250,739                     240,108
                                                                  ------------------           -----------------
       Property, plant and equipment, net                                    407,816                     410,860
                                                                  ------------------           -----------------
Other assets                                                                  28,305                      25,831
                                                                  ------------------           -----------------
Total assets                                                      $         601,758            $         612,703
                                                                  ------------------           -----------------
                                                                  ------------------           -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $          80,340            $         92,588
Interest payable                                                              4,030                       2,218
Accrued income taxes                                                          6,752                         564
Accrued compensation                                                          4,411                       7,281
Accrued pension                                                               2,615                       2,257
Other accrued liabilities                                                    15,079                      13,632
                                                                  ------------------           -----------------
    Total current liabilities                                               113,227                     118,540
                                                                  ------------------           -----------------
Long-term debt                                                              398,840                     393,040
                                                                  ------------------           -----------------
Deferred income taxes                                                        68,520                      65,520
                                                                  ------------------           -----------------
Stockholders' equity
    Common stock - $0.01 par value                                              319                         328
    Retained earnings                                                        20,852                      35,275
                                                                  ------------------           -----------------
        Total stockholders' equity                                           21,171                      35,603
                                                                  ------------------           -----------------
Total liabilities and stockholders' equity                        $         601,758            $        612,703
                                                                  ------------------           -----------------
                                                                  ------------------           -----------------
Common shares outstanding                                                31,872,472                  32,781,439
                                                                  ------------------           -----------------
                                                                  ------------------           -----------------


            See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)



                                                             Three Months Ended
                                                                  March 31,
                                                    ----------------------------------
                                                          1998                 1997
                                                    -------------         ------------


Net sales                                           $     232,705         $    239,225
                                                    -------------         ------------
Operating costs and expenses
     Cost of sales                                        187,699              203,460
     Selling and administrative                            10,745               11,098
                                                    -------------         ------------
          Total operating costs and expenses              198,444              214,558
                                                    -------------         ------------

Operating income                                           34,261               24,667

Other income (expense)
        Interest, net                                      (7,126)              (5,262)
                                                    -------------         ------------

Income before income taxes                                 27,135               19,405

Provision for income taxes                                 10,179                7,344
                                                    -------------         ------------

Net income                                          $      16,956         $     12,061
                                                    -------------         ------------
                                                    -------------         ------------

Basic earnings per share                            $        0.52         $       0.35
                                                    -------------         ------------
                                                    -------------         ------------

Diluted earnings per share                          $        0.52         $       0.35
                                                    -------------         ------------
                                                    -------------         ------------

Weighted average common shares                         32,438,607           34,441,497
                                                    -------------         ------------
                                                    -------------         ------------

Weighted average common shares and equivalents         32,721,604           34,807,712
                                                    -------------         ------------
                                                    -------------         ------------



            See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                     ----------------------------------
                                                                          1998                1997
                                                                     --------------       -------------


Cash flows from operating activities:
   Net income                                                        $       16,956        $     12,061
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                      10,927               7,875
          Change in operating assets, liabilities and other                   9,899               9,546

                                                                     --------------       -------------
Net cash provided by operating activities                                    37,782              29,482

                                                                     --------------       -------------

Cash flows from financing activities:
    Long-term debt proceeds                                                  37,000              45,000
    Long-term debt payments                                                 (31,200)            (38,600)

    Proceeds from issuance of common stock                                      981                 325
    Repurchase and retirement of common stock                               (30,884)             (9,783)
    Dividends paid                                                           (2,564)             (2,750)
                                                                     --------------       -------------

Net cash used in financing activities                                       (26,667)             (5,808)
                                                                     --------------       -------------
Cash flows from investing activities:
    Capital expenditures                                                     (7,587)            (20,330)
                                                                     --------------       -------------

Net cash used in investing activities                                        (7,587)            (20,330)
                                                                     --------------       -------------

Net change in cash and cash equivalents                                       3,528               3,344

Cash and cash equivalents at beginning of period                              1,621                 698
                                                                     --------------       -------------

Cash and cash equivalents at end of period                            $       5,149        $      4,042
                                                                     --------------       -------------
                                                                     --------------       -------------






            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1997.

         Operating results for Georgia Gulf Corporation and its subsidiaries (the "Company" or "Georgia Gulf") for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2: NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. The Company had no other comprehensive income amounts for the periods presented. As a result, the adoption had no impact on the Company's reporting under generally accepted accounting principles.


NOTE 3: INVENTORIES

         The major classes of inventories were as follows (in thousands):


                                     March 31,       December 31,
                                       1998              1997
                                  --------------    -------------


Raw materials and supplies        $     28,843         $  34,451
Finished goods                          51,604            58,470
                                  ------------         ---------
                                  $     80,447         $  92,921
                                  ------------         ---------
                                  ------------         ---------



NOTE 4: STOCKHOLDERS' EQUITY

         The Company repurchased and retired 1,021,700 shares of its common stock for $30,884,000 during the three months ended March 31, 1998. As of March 31, 1998, the Company had authorization to repurchase up to 6,500,000 additional shares under the current common stock repurchase program.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has two interest rate swap agreements for a total notional amount of $100,000,000 maturing in June 2002 to fix the interest rate on a term loan. Also, the Company has an interest rate swap agreement for a notional amount of $100,000,000 as a cash flow hedge for a cogeneration facility operating lease agreement. This interest rate swap agreement will mature August 2002.

         The Company does not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used by the Company to manage interest costs on certain portions of the Company's long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments, although the estimated fair value is disclosed in the Company's annual report for the year ended December 31, 1997. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of March 31, 1998, and December 31, 1997, interest rate swap agreements were the only form of derivative financial instruments outstanding.

NOTE 6: EARNINGS PER SHARE

         Income available to common stockholders, the numerator in basic and diluted earnings per share computations, is $16,956,000, and $12,061,000 for the three months ended March 31, 1998 and 1997, respectively.

         The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income (in thousands):


                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                    1998                1997
                                                  ---------          ---------


Weighted average common shares                      32,439              34,441
 Plus incremental shares from
    assumed conversions:
      Options                                          261                 340
      Employee stock purchase plan rights               22                  27
                                                  --------             -------

Weighted average common shares and equivalents      32,722              34,808
                                                  --------            --------
                                                  --------            --------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                              RESULTS OF OPERATIONS

First Quarter of 1998 Compared With the First Quarter of 1997:

         For the first quarter ended March 31, 1998, diluted earnings per share was $0.52 on net income of $17.0 million and net sales of $232.7 million. This compares with diluted earnings per share of $0.35, net income of $12.1 million and net sales of $239.2 million for the first quarter of 1997.

         Operating income for the first quarter of 1998 was $34.3 million, an increase of 39 percent from $24.7 million for the same period in 1997. Compared with the first quarter of 1997, profit margins improved as overall sales volumes rose slightly and lower costs for raw materials more than offset lower selling prices. Phenol and acetone sales increased, resulting from the Company's late-1997 plant expansion, and the Company's electrochemical products experienced higher sales as well. These increases were somewhat offset by lower volumes from methanol and cumene. The overall average selling price of the Company's products decreased by four percent, as improvements in caustic soda and acetone pricing were more than offset by lower results from cumene, polyvinyl chloride ("PVC") resins, and vinyl chloride monomer ("VCM").

         Interest expense increased to $7.1 million for the first quarter of 1998, compared with $5.3 million for the same period in 1997. This increase primarily reflects less interest being capitalized than in 1997 in connection with capital expansion activity and to a lesser extent slightly higher interest rates during the first quarter of 1998.

         Basic and diluted earnings per share for the first quarter of 1998 were favorably impacted by a reduction in the number of outstanding common shares from the first quarter of 1997 as a result of the Company's stock repurchase programs.


                         LIQUIDITY AND CAPITAL RESOURCES

         Georgia Gulf's primary liquidity focus is to maintain debt at a manageable level, regardless of the Company's position in the economic cycle. Management believes that cash provided by operations and the availability of borrowings under the Company's revolving credit facility will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

         For the three months ended March 31, 1998, Georgia Gulf generated $37.8 million of cash flow from operating activities as compared with $29.5 million for the three months ended March 31, 1997. Major sources of cash flow from operating activities in the first quarter of 1998 were net income of $17.0 million, non-cash provisions of $10.9 million for depreciation and amortization, and fluctuations in working capital items, primarily resulting from a decrease in inventories offset in part by a lower accounts payable balance and higher accrued income taxes payable due to the timing of payments. Changes in working capital during the first three months of 1997 were primarily attributable to a higher accounts payable balance due to the timing of raw material purchases and an increase in accounts receivable from higher sales during the first quarter of 1997.

         Debt increased by $5.8 million during the three months ended March 31, 1998, to a level of $398.8 million. The Company had approximately $180.0 million of availability under its $350.0 million revolving credit loan as of March 31, 1998.

         Capital expenditures for the three months ended March 31, 1998 were down significantly to $7.6 million as compared to $20.3 million for the same 1997 period. Georgia Gulf completed a capital spending program in 1997, which included capacity expansions in the phenol, acetone, alpha- methyl styrene ("AMS"), cumene, VCM and PVC compound plants. Capital expenditures for 1998 will be directed toward certain environmental projects and increased efficiency of existing operations. The Company estimates that total capital expenditures for 1998 will approximate $45.0 million.

         The Company declared dividends of $0.08 per share or $2.6 million during the first quarter of 1998. The Company also repurchased and retired 1.0 million shares of its common stock at a cost of $30.9 million during the same period. As of March 31, 1998, the Company had authorization to repurchase up to
6.5 million additional shares under the current common stock repurchase program.


                                     OUTLOOK

         Several of the Company's products have continued to perform well during the first part of the second quarter, particularly caustic soda and PVC compounds. There are some indications of an improvement in operating profits from aromatic chemicals as well. However, concern about the length and severity of the ongoing economic problems in Southeast Asia and the resulting impact on the PVC resins and VCM businesses, as well as the sudden collapse of methanol pricing in the face of higher natural gas costs, has resulted in anticipation of lower earnings for the second quarter of 1998 as compared with the first quarter.

                           FORWARD-LOOKING STATEMENTS

         This form 10-Q and other communications to stockholders, as well as oral statements made by representatives of the Company, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, the Company's outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

         Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, changes in the general economy, changes in demand for the Company's products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which the Company's products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforseen circumstances. A number of these factors are discussed in this Form 10-Q and in the Company's other periodic filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1997.

PART II.    OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.

           a) The following exhibits are filed as part of this Form 10-Q Quarterly Report.


       Exhibit No.                       Description
       -----------                    -----------------


       10 (a) Receivable Transfer Agreement dated March 10, 1998, by and among GGRC Corp., as Transferor, Georgia Gulf
                       Corporation, individually and as Collection Agent, and Blue Ridge Asset Funding Corporation.

       10 (b) Receivable Purchase Agreement dated March 10, 1998, between Georgia Gulf Corporation, as Seller and as Collection Agent and GGRC Corp., as Purchaser.



           b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 GEORGIA GULF CORPORATION
                                                 (Registrant)


Date                 May 8, 1998                 /s/ Edward A. Schmitt
         --------------------------------------  ---------------------
                                                 Edward A. Schmitt
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)




Date                 May 8, 1998                 /s/ Richard B. Marchese
         --------------------------------------  -----------------------
                                                 Richard B. Marchese
                                                 Vice President Finance,
                                                 Chief Financial Officer and
                                                 Treasurer
                                                 (Principal Financial Officer)