Form 10-Q
period 1998-06-30
GEORGIA GULF CORP /DE/
filed 1998-08-14
CIK 805264

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                          Outstanding as of
      Class                                               August 12, 1998
      Common Stock, $0.01 par value.......................30,933,002 shares


--------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1998


                                      INDEX

                                                                            Page
PART I.     FINANCIAL INFORMATION                                        Numbers

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1998
                    and December 31, 1997..................................    1

              Condensed Consolidated Statements of Income for the Three and Six
                    Months Ended June 30, 1998 and 1997....................    2

              Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1998 and 1997....................    3

              Notes to Condensed Consolidated Financial Statements as of
                    June 30, 1998 .........................................  4-6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................  7-9


PART II.    OTHER INFORMATION

     Item 1.  Legal Proceedings ...........................................   10

     Item 4.  Submission of Matters to a Vote of Security Holders ......... 10-
11

     Item 5.  Other Information ...........................................   11

     Item 6.  Exhibits and Reports on Form 8-K.............................   11


SIGNATURES.................................................................   12

PART I.     FINANCIAL INFORMATION.

         Item 1.  Financial Statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                       June 30,                  December 31,
                                                                         1998                        1997

                                                                  ------------------           -----------------

ASSETS
Cash and cash equivalents                                         $            3,391           $           1,621
Receivables                                                                   74,018                      67,553
Inventories                                                                   80,971                      92,921
Prepaid expenses                                                               8,119                       6,508
Deferred income taxes                                                          7,409                       7,409

    Total current assets                                                     173,908                     176,012

Property, plant and equipment, at cost                                       670,516                     650,968
    Less accumulated depreciation                                            260,648                     240,108

    Property, plant and equipment, net                                       409,868                     410,860

Other assets                                                                 117,031                      25,831

Total assets                                                      $         700,807            $        612,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $           81,665            $         92,588
Interest payable                                                               2,497                       2,218
Accrued income taxes                                                           1,700                         564
Accrued compensation                                                           5,279                       7,281
Accrued pension                                                                3,194                       2,257
Other accrued liabilities                                                     17,134                      13,632

    Total current liabilities                                                111,469                     118,540

Long-term debt                                                               492,340                     393,040

Deferred income taxes                                                         74,699                      65,520

Stockholders' equity
    Common stock - $0.01 par value                                               314                         328
    Retained earnings                                                         21,985                      35,275

        Total stockholders' equity                                            22,299                      35,603

Total liabilities and stockholders' equity                        $          700,807            $        612,703

Common shares outstanding                                                 31,379,852                  32,781,439
                                                                  ------------------            ----------------
                                                                  ------------------            ----------------


            See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)


                                                            Three Months Ended                         Six Months Ended
                                                                  June 30,                                 June 30,
                                                       1998                   1997                1998                 1997
                                                ----------------       -----------------    ---------------      -----------------

Net sales                                       $        225,555       $         258,208    $       458,280      $         497,433

Operating costs and expenses
     Cost of sales                                       180,992                 206,430            368,691                409,890
     Selling and administrative                           10,447                  11,874             21,192                 22,972
                                                ----------------       -----------------    ---------------      -----------------
          Total operating costs and expenses             191,439                 218,304            389,883                432,862


Operating income                                          34,116                  39,904             68,377                 64,571

Other income (expense)
        Interest, net                                    (7,703)                 (6,740)           (14,829)               (12,002)

Income before income taxes                                26,413                  33,164             53,548                 52,569

Provision for income taxes                                 9,907                  12,584             20,086                 19,928

Net income                                      $        16,506        $         20,580     $       33,462       $         32,641

Basic earnings per share                        $          0.52        $          0.61      $         1.05       $          0.96

Diluted earnings per share                      $          0.52        $          0.60      $         1.04       $          0.95

Weighted average common shares                        31,603,716              33,884,054         32,018,855             34,161,236

Weighted average common shares
      and equivalents                                 31,799,781              34,167,528         32,263,111             34,473,603
                                                ----------------       -----------------    ---------------      -----------------
                                                ----------------       -----------------    ---------------      -----------------


            See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Six Months Ended
                                                                                    June 30,

                                                                          1998                     1997

                                                                     --------------            -------------
Cash flows from operating activities:
   Net income                                                        $      33,462             $     32,641
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                      22,235                   17,840
          Change in operating assets, liabilities and other,
                net of effects of acquisition                                 8,131                  (4,688)

Net cash provided by operating activities                                    63,828                   45,793

Cash flows from financing activities:
    Long-term debt proceeds                                                 156,800                  107,400
    Long-term debt payments                                                (58,000)                 (80,000)

    Proceeds from issuance of common stock                                    1,212                      786
    Repurchase and retirement of common stock                              (44,152)                 (29,234)
    Dividends paid                                                          (5,089)                  (5,445)

Net cash provided by (used in) financing activities                          50,771                  (6,493)

Cash flows from investing activities:
    Capital expenditures                                                   (12,927)                 (36,134)
    Acquisition, net of cash acquired                                      (99,902)                       --

Net cash used in investing activities                                     (112,829)                 (36,134)

Net change in cash and cash equivalents                                       1,770                    3,166


Cash and cash equivalents at beginning of period                              1,621                      698


Cash and cash equivalents at end of period                            $      3,391             $      3,864
                                                                     --------------            -------------
                                                                     --------------            -------------

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

     Operating results for Georgia Gulf Corporation and its subsidiaries (the "Company" or "Georgia Gulf") for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2:           NEW ACCOUNTING PRONOUNCEMENTS

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

     During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. Management has not yet quantified the impacts of adopting SFAS No. 133 on the Company's financial statements nor determined the timing or method of adoption of this pronouncement.


NOTE 3:           INVENTORIES

         The major classes of inventories were as follows (in thousands):


                                                                 June 30,                 December 31,
                                                                   1998                       1997









Raw materials and supplies                                 $              30,407      $             34,451
Finished goods                                                            50,564                    58,470
Inventories                                                $              80,971      $             92,921
                                                           ---------------------      --------------------
                                                           ---------------------      --------------------


NOTE 4:           STOCKHOLDERS' EQUITY

     The Company repurchased and retired 1,541,700 shares of its common stock for $44,152,000 during the six months ended June 30, 1998. As of June 30, 1998, the Company had authorization to repurchase up to 5,980,000 additional shares under the current common stock repurchase program.


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

     The Company does not use derivatives for trading purposes. Interest rate swap and cap agreements, forms of derivatives, are used by the Company to manage interest costs on certain portions of the Company's long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments, although the estimated fair value is disclosed in the Company's annual report for the year ended December 31, 1997. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of June 30, 1998, and December 31, 1997, interest rate swap and cap agreements were the only forms of derivative financial instruments outstanding.


NOTE 6:           EARNINGS PER SHARE

     Income available to common stockholders, the numerator in basic and diluted earnings per share computations, is $16,506,000, and $20,580,000 for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the numerator for basic and diluted earnings per share is $33,462,000 and $32,641,000, respectively.

     The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income (in thousands):



                                                         Three Months Ended                        Six Months Ended
                                                              June 30,                                  June 30,
                                                ------------------------------------      -----------------------------------
                                                     1998                 1997                 1998                 1997



Weighted average common shares                          31,604                33,884              32,019               34,161




Plus incremental shares from
 assumed conversions:
   Options                                                 196                   263                 244                  290
   Employee stock purchase plan rights                      --                    21                  --                   23
                                                        ------                 ------              -----               ------
Weighted average common shares
   and equivalents                                      31,800                34,168              32,263               34,474
                                                        ------                 ------              -----               ------
                                                        ------                 ------              -----               ------


NOTE 7:           ACQUISITION

     On May 11, 1998, the Company acquired all the issued and outstanding common stock (the "Stock") of North American Plastics, Inc. ("North American Plastics"), a privately-held manufacturer of flexible polyvinyl chloride ("PVC") compounds with a production capacity of 190,000,000 pounds. North American Plastics has two manufacturing locations in Mississippi, with revenues for 1997 of approximately $90,000,000. Its PVC compounds are used in wire and cable for construction, automobiles and appliances, as well as various other consumer and industrial products.

     The Stock was acquired in exchange for net cash consideration of $99,902,000 plus the assumption of $500,000 in debt. The cash portion of the acquisition was financed with proceeds from the Company's existing revolving credit loan. The transaction was accounted for as a purchase and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by approximately $87,000,000. This excess was allocated to goodwill and is being amortized on a straight-line basis over a period of 35 years. The results of operations of the acquired business have been included in the Company's condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

Industry Overview

     Georgia Gulf manufactures and markets products through two highly integrated lines categorized into electrochemicals and aromatic chemicals; and also a third product line, methanol, a natural gas chemical. The Company's electrochemical products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; the Company's primary aromatic chemical products include cumene, phenol and acetone.

     For electrochemicals, industry operating rates for chlorine/caustic plants ran above 95 percent for the early part of 1998. Demand for caustic has been steady and pricing has improved over the comparable prior year periods. Georgia Gulf consumes most of its chlorine capacity internally in the production of VCM, which is further processed into PVC resins and compounds. Both VCM and PVC resins have suffered from industry overcapacity which has led to excess supply and reduced operating rates in both 1998 and 1997. The decline in demand from Asia has also negatively impacted pricing for VCM and PVC resins. However, the market demand for PVC compounds, which are more specialized products, has remained strong in 1998, benefiting from the continued good overall domestic business environment.

     Aromatic industry operating rates were high for both the three- and six-month periods ended June 30, 1998 as a result of strong demand attributable to the continued strength of downstream markets for phenol, particularly bisphenol A and phenolic resins. Domestic phenol prices were stable, although export prices declined slightly. Acetone prices were also down due to a slight industry supply and demand imbalance.

     The methanol market has experienced a rapid decline since the beginning of 1998. Significant increases in global supply coupled with a lack of demand for methanol in Asia have created a significant imbalance between supply and demand. As a result, pricing was lower for the second quarter and first half of 1998, as compared to the same periods last year.

Second Quarter of 1998 Compared With the Second Quarter of 1997:

     For the second quarter ended June 30, 1998, diluted earnings per share were $0.52 on net income of $16.5 million and net sales of $225.6 million. This compares with diluted earnings per share of $0.60, net income of $20.6 million and net sales of $258.2 million for the second quarter of 1997.

     Operating income for the second quarter of 1998 was $34.1 million, a decrease of 15 percent from $39.9 million for the same period in 1997. Total sales volumes declined five percent over the prior year for the quarterly comparison as lower methanol and cumene sales volumes overshadowed sales volume increases for phenol, acetone and the Company's vinyl products. The overall average selling price of the Company's products experienced an eight percent decline for the same period comparison. With the exception of caustic soda, pricing was generally lower for all products with the most significant decline coming from methanol. Lower raw material costs helped offset a large portion of these sales price decreases; however, natural gas costs did not decline, which contributed to the significant deterioration in methanol margins from the prior year period. Results for the second quarter of 1998 were positively impacted by the Company's recent acquisition of North American Plastics, Inc. ("North American Plastics") as operating profits from this business exceeded the additional financing costs resulting from the acquisition.

     Interest expense increased to $7.7 million for the second quarter of 1998, compared with $6.7 million for the same period in 1997. This increase primarily is a result of a higher debt balance for the second quarter of 1998 from the North American Plastics acquisition and the fact that more interest was capitalized in 1997 in connection with capital expansion activity.

     Basic and diluted earnings per share for the second quarter of 1998 were favorably impacted by a reduction in the number of outstanding common shares from the second quarter of 1997 as a result of the Company's stock repurchase programs.

Six Months Ended June 30, 1998 Compared With the Six Months Ended June 30, 1997:

     For the six months ended June 30, 1998, diluted earnings per share were $1.04 on net income of $33.5 million and net sales of $458.3 million. This compares with diluted earnings per share of $0.95, net income of $32.6 million and net sales of $497.4 million for the first six months of 1997.

     Operating income for the first six months of 1998 was $68.4 million, an increase of six percent from $64.6 million for the same period in 1997. Total sales volumes declined two percent over the prior year for the six-month comparison as sales volume increases for phenol, acetone and the Company's vinyl products did not offset lower methanol and cumene sales volumes. The overall average selling price of the Company's products declined six percent for the period to period comparison. With the exception of caustic soda and acetone, pricing was generally lower for all products with the most significant decline coming from methanol and cumene. Lower raw material costs helped offset a large portion of these sales price decreases; however, natural gas costs declined only slightly, which contributed to the significant deterioration in methanol margins from the prior year.

     Interest expense increased to $14.8 million for the first six months of 1998, compared with $12.0 million for the same period in 1997. This increase primarily reflects less capitalized interest in 1998, along with a higher average debt balance for 1998.

     Basic and diluted earnings per share for the first six months of 1998 were favorably impacted by a reduction in the number of outstanding common shares from the same period in 1997 as a result of the Company's stock repurchase programs.

                         LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, Georgia Gulf generated $63.8 million of cash flow from operating activities as compared with $45.8 million for the six months ended June 30, 1997. Major sources of cash flow from operating activities in the first six months of 1998 were net income of $33.5 million, non-cash provisions of $22.2 million for depreciation and amortization, and fluctuations in working capital items, primarily resulting from a decrease in inventories offset by lower accounts payable. Changes in working capital during the first six months of 1997 were primarily attributable to an increase in accounts receivable from higher sales during the second quarter of 1997, offset in part by lower inventories.

     Debt increased by $99.3 million during the six months ended June 30, 1998, to a level of $492.3 million. The revolving credit loan was used to fund the net purchase price of North American Plastics in May of 1998 for $99.9 million. The Company had approximately $97.0 million of availability under its $350.0 million revolving credit loan as of June 30, 1998.

     Capital expenditures for the six months ended June 30, 1998 were down significantly to $12.9 million as compared to $36.1 million for the same period in 1997. Georgia Gulf completed a major capital expansion program in 1997, which included capacity expansions in the phenol, acetone, cumene, VCM and PVC compound plants. Capital expenditures for 1998 will be directed toward certain environmental projects and increased efficiency of existing operations. The Company estimates that total capital expenditures for 1998 will approximate $35.0 million.

     The Company declared dividends of $0.16 per share or $5.1 million during the first six months of 1998. The Company also repurchased and retired 1.5 million shares of its common stock at a cost of $44.2 million during the same period. As of June 30, 1998, the Company had authorization to repurchase up to approximately 6.0 million additional shares under the current common stock repurchase program.

     Management believes that cash provided by operations and the availability of borrowings under the Company's revolving credit facility will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

                                     OUTLOOK

     Although the acquisition of North American Plastics is having a positive impact on the Company's earnings, the Company is continuing to experience very difficult market conditions for both the methanol and PVC resin businesses due to industry over-capacity and poor economic conditions in the Far East. As a result, management does not anticipate an improvement in financial performance for the third quarter of 1998.

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

     Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, changes in the general economy, changes in demand for the Company's products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which the Company's products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-Q and in the Company's other periodic filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1997.

PART II.    OTHER INFORMATION.

Item 1.  Legal Proceedings.

     As previously reported in its Form 10-K for the year ended December 31, 1997, the Company is a party to numerous individual and several class-action lawsuits filed against the Company, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on the Company's premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of the Company's ordinary operations and which apparently resulted from the unexpected introduction into the Company's feedstocks of one or more impurities from sources unknown. The Company presently believes there are approximately 1,950 plaintiffs, of which approximately 600 are workers claiming to have been on-site at the time of the incident.

     The lawsuits are pending in the 18th Judicial District, Iberville Parish. The Company has filed answers in the cases in which it has been served. Discovery has been occurring in these cases. All of the actions claim one or more forms of compensable damages, including past and future wages and past and future physical and emotional pain and suffering.

     The Company is presently developing information relating to the extent of damages suffered, as well as evaluating the merit of such claims, defenses available and liability of other persons. It is not yet possible to estimate the Company's ultimate exposure. Notwithstanding the foregoing, the Company believes it has meritorious defenses to the claims asserted and intends to assert and pursue those defenses vigorously; further, the Company believes any liability ultimately imposed would be covered by its liability insurance.

     In addition, the Company is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on results of operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of stockholders was held May 19, 1998, in Atlanta, Georgia for the following purposes: (i) to elect three directors to serve for a term of three years; (ii) to consider and take action upon the ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ending December 31, 1998, and (iii) to consider and take action to approve and adopt the 1998 Equity and Performance Incentive Plan.

     The results of the voting by stockholders at the annual meeting were as follows:

                                                                                        Broker Non-Votes
                         Directors                         For            Withheld         or abstentions
         -----------------------------------------   ---------------   -------------    -----------------

         Alfred C. Eckert III                        29,088,762              822,854             0
         Jerry R. Satrum                             28,741,217           1,170,399              0
         Edward A. Schmitt                           28,742,534           1,169,082              0

         In addition, the terms of the following directors continued after the meeting:

         John D. Bryan
         Dennis M. Chorba
         Robert E. Flowerree



         James R. Kuse
         Edward S. Smith


     The selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1998, was ratified by the following votes:


            For             Against         Abstain             Broker Non-Votes
         ----------         ------          -------             ----------------
         29,854,112         23,463           34,041                     0

     The adoption of the 1998 Equity and Performance Incentive Plan was approved by the following votes:

            For              Against          Abstain           Broker Non-Votes
         ----------         --------         ---------          ----------------
         24,199,814         2,956,732        2,755,070                   0


Item 5.  Other Information.

     Proposals by stockholders intended to be presented at the 1999 Annual Meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 1, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Stockholders to be held in 1999. Moreover, with regard to any proposal by a stockholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 Annual Meeting, if such stockholder fails to notify the Company in the manner set forth above of such proposal no later than February 13, 1998, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting notwithstanding that stockholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by stockholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law.


Item 6.  Exhibits and Reports on Form 8-K.

     a) The following exhibits are filed as part of this Form 10-Q Quarterly Report.

        Exhibit No.                       Description

        10 (a)            Stock Purchase Agreement, dated May 11, 1998, between
                     the Company and North American Plastics, Inc.

     b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   GEORGIA GULF CORPORATION
                                                   ------------------------
                                                   (Registrant)


Date                 August 13, 1998               /s/ Edward A. Schmitt
         ----------------------------------------  ---------------------
                                                   Edward A. Schmitt
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)




Date                 August 13, 1998               /s/ Richard B. Marchese
         ----------------------------------------  -----------------------
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




                                                   GEORGIA GULF CORPORATION
                                                   ------------------------
                                                   (Registrant)


Date                 August     , 1998
         ----------------------------------------  ---------------------
                                                   Edward A. Schmitt
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)




Date                 August     , 1998
         ----------------------------------------  ---------------------
                                                   Richard B. Marchese
                                                   Vice President Finance,
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer)