Form 10-Q
period 1998-09-30
GEORGIA GULF CORP /DE/
filed 1998-11-13
CIK 805264

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                          Commission File Number 1-9753

                                ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding as of
          Class                                    November 9, 1998
          -----                                  ------------------
          Common Stock, $0.01 par value...........30,840,802 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                      INDEX

                                                                                           Page
PART I.     FINANCIAL INFORMATION                                                         Numbers
                                                                                          -------
       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 1998
                      and December 31, 1997..............................................       1

                Condensed Consolidated Statements of Income for the Three and Nine
                      Months Ended September 30, 1998 and 1997...........................       2

                Condensed Consolidated Statements of Cash Flows for the Nine
                      Months Ended September 30, 1998 and 1997...........................       3

                Notes to Condensed Consolidated Financial Statements as of
                      September 30, 1998 ................................................     4-6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..........................................    7-10


PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings .......................................................      11

       Item 6.  Exhibits and Reports on Form 8-K.........................................      11


SIGNATURES...............................................................................      12



PART I.     FINANCIAL INFORMATION.

         Item 1.  Financial Statements.

                                     GEORGIA GULF CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                      September 30,                December 31,
                                                                          1998                         1997
                                                                     ---------------              --------------
ASSETS
Cash and cash equivalents.......................................     $         3,494              $        1,621
Receivables.....................................................              62,353                      67,553
Inventories.....................................................              74,384                      92,921
Prepaid expenses................................................               6,371                       6,508
Deferred income taxes...........................................               7,410                       7,409
                                                                     ---------------              --------------
    Total current assets........................................             154,012                     176,012
                                                                     ---------------              --------------
Property, plant and equipment, at cost..........................             678,136                     650,968
    Less accumulated depreciation...............................             271,465                     240,108
                                                                     ---------------              --------------
       Property, plant and equipment, net.......................             406,671                     410,860
                                                                     ---------------              --------------
Other assets....................................................             115,737                      25,831
                                                                     ---------------              --------------
Total assets....................................................     $       676,420              $      612,703
                                                                     ---------------              --------------
                                                                     ---------------              --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable................................................     $        81,127              $       92,588
Interest payable................................................               4,478                       2,218
Accrued income taxes............................................               3,136                         564
Accrued compensation............................................               5,708                       7,281
Accrued pension.................................................               3,715                       2,257
Other accrued liabilities.......................................              18,598                      13,632
                                                                     ---------------              --------------
    Total current liabilities...................................             116,762                     118,540
                                                                     ---------------              --------------
Long-term debt..................................................             463,840                     393,040
                                                                     ---------------              --------------
Deferred income taxes...........................................              76,389                      65,520
                                                                     ---------------              --------------
Stockholders' equity
    Common stock - $0.01 par value..............................                 309                         328
    Retained earnings...........................................              19,120                      35,275
                                                                     ---------------              --------------
        Total stockholders' equity..............................              19,429                      35,603
                                                                     ---------------              --------------
Total liabilities and stockholders' equity......................     $       676,420              $      612,703
                                                                     ---------------              --------------
                                                                     ---------------              --------------
Common shares outstanding.......................................          30,897,102                  32,781,439
                                                                     ---------------              --------------
                                                                     ---------------              --------------

              See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                             Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                         --------------------------   --------------------------
                                            1998            1997         1998          1997
                                         -----------    -----------   -----------    -----------
Net sales                                $   220,465    $   235,915   $   678,725    $   733,348
                                         -----------    -----------   -----------    -----------

Operating costs and expenses
  Cost of sales                              174,822        182,275       543,513        592,165
  Selling and administrative                  12,019         11,336        33,211         34,308
     Total operating costs and expenses      186,841        193,611       576,724        626,473
                                         -----------    -----------   -----------    -----------

Operating income                              33,624         42,304       102,001        106,875

Other income (expense)
   Gain on sale of assets                      --             8,600         --             8,600
   Loss on interest rate hedge agreement      (9,500)           --         (9,500)           --
   Interest, net                              (8,053)        (6,311)      (22,882)       (18,313)
                                         -----------    -----------   -----------    -----------

Income before income taxes                    16,071         44,593        69,619         97,162

Provision for income taxes                     5,896         16,869        25,982         36,797
                                         -----------    -----------   -----------    -----------

Net income                               $    10,175    $    27,724   $    43,637    $    60,365
                                         -----------    -----------   -----------    -----------
                                         -----------    -----------   -----------    -----------

Basic earnings per share                 $      0.33    $      0.83   $      1.38    $      1.78
                                         -----------    -----------   -----------    -----------
                                         -----------    -----------   -----------    -----------

Diluted earnings per share               $      0.33    $      0.82   $      1.36    $      1.77
                                         -----------    -----------   -----------    -----------
                                         -----------    -----------   -----------    -----------

Weighted average common shares            31,047,468     33,300,900    31,691,501     33,871,306
                                         -----------    -----------   -----------    -----------
                                         -----------    -----------   -----------    -----------

Weighted average common shares
  and equivalents                         31,287,380     33,606,893    32,044,015     34,183,144
                                         -----------    -----------   -----------    -----------
                                         -----------    -----------   -----------    -----------

              See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                           ------------------------
                                                              1998           1997
                                                           ----------      --------
Cash flows from operating activities:
   Net income                                              $   43,637      $ 60,365
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                          33,921        27,609
        Gain on sale of assets                                   --          (8,600)
        Provision for deferred income taxes                    10,868         9,469
        Change in operating assets, liabilities and other,
          net of effects of acquisition                         24,782        15,992

                                                            ----------     ---------
Net cash provided by operating activities                      113,208       104,835
                                                            ----------     ---------

Cash flows from investing activities:
    Capital expenditures                                      (20,547)      (45,905)
    Proceeds from the sale of assets                             --          16,477
    Acquisition, net of cash acquired                         (99,902)         --
                                                            ----------     ---------
Net cash used in investing activities                        (120,449)      (29,428)
                                                            ----------     ---------
Cash flows from financing activities:
    Long-term debt proceeds                                   180,300       137,900
    Long-term debt payments                                  (110,000)     (160,000)
    Proceeds from issuance of common stock                      1,377         1,153
    Repurchase and retirement of common stock                 (55,002)      (43,828)
    Dividends paid                                             (7,561)       (8,093)
                                                            ----------     ---------
Net cash provided by (used in) financing activities             9,114       (72,868)
                                                            ----------     ---------
Net change in cash and cash equivalents                         1,873         2,539

Cash and cash equivalents at beginning of period                1,621           698
                                                            ----------     ---------
Cash and cash equivalents at end of period                  $    3,494     $  3,237
                                                            ----------     ---------
                                                            ----------     ---------



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

         Operating results for Georgia Gulf Corporation and its subsidiaries (the "Company" or "Georgia Gulf") for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE 3:       INVENTORIES

         The major classes of inventories were as follows (in thousands):

                                 September 30,   December 31,
                                     1998            1997
                                 -------------   ------------
Raw materials and supplies       $      29,330   $     34,451
Finished goods                          45,054         58,470
                                 -------------   ------------
Inventories                      $      74,384   $     92,921
                                 -------------   ------------
                                 -------------   ------------


NOTE 4:      STOCKHOLDERS' EQUITY

         The Company repurchased and retired 2,045,600 shares of its common stock for $55,002,000 during the nine months ended September 30, 1998. As of September 30, 1998, the Company had authorization to repurchase up to 5,476,100 additional shares under the current common stock repurchase program.


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

         In June 1998, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of $200,000,000 of long-term bonds. Shortly after the filing, the Company entered into an agreement to lock-in interest rates on a portion of the long-term bonds. During the third quarter, treasury yields plunged to their lowest levels in thirty years, while at the same time, investors' preference for treasury bonds and reluctance to buy corporate bonds limited the Company's ability to issue longer-term bonds. As a result, the Company's plans to issue long-term bonds were postponed indefinitely and the interest rate lock agreements were terminated, resulting in a pre-tax loss of $9,500,000 in the third quarter of 1998.

         The Company does not use derivatives for trading purposes. Interest rate swap and cap agreements, forms of derivatives, are used by the Company to manage interest costs on certain portions of the Company's long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments, although the estimated fair value is disclosed in the Company's annual report for the year ended December 31, 1997. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of September 30, 1998, and December 31, 1997, interest rate swap agreements were the only forms of derivative financial instruments outstanding.


NOTE 6:      EARNINGS PER SHARE

         Income available to common stockholders, the numerator in basic and diluted earnings per share computations, is $10,175,000, and $27,724,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the numerator for basic and diluted earnings per share is $43,637,000 and $60,365,000, respectively.

         The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income (in thousands):

                                         Three Months Ended       Nine Months Ended
                                             September 30,           September 30,
                                         -------------------      --------------------
                                           1998       1997          1998        1997
                                         --------   --------      --------    --------
Weighted average common shares             31,047     33,301        31,692      33,871
Plus incremental shares from
   assumed conversions:
   Options                                    165        273           242         286
   Employee stock purchase plan rights         75         33           110          26
                                         --------   --------      --------    --------
Weighted average common shares
   and equivalents                         31,287     33,607        32,044      34,183
                                         --------   --------      --------    --------
                                         --------   --------      --------    --------

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

Industry Overview

         Georgia Gulf manufactures and markets products through two highly integrated lines categorized into chlorovinyls (electrochemicals) and aromatic chemicals; and also a third product line, methanol, a natural gas chemical. The Company's chlorovinyl products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; the Company's primary aromatic chemical products include cumene, phenol and acetone.

         For chlorovinyls, industry operating rates for chlorine/caustic soda plants have run above 90 percent for most of 1998. Demand for caustic has been steady and pricing has improved over the comparable prior year periods. Georgia Gulf consumes most of its chlorine capacity internally in the production of VCM, which is further processed into PVC resins and compounds. Both VCM and PVC resins have suffered from industry overcapacity, which has led to excess supply and reduced operating rates in both 1998 and 1997. The decline in demand from Asia has also negatively impacted pricing for VCM and PVC resins. However, the market demand for PVC compounds, which are more specialized products, has remained strong in 1998, benefiting from the continued good overall domestic business environment. In addition, the acquisition in mid-May of North American Plastics, a manufacturer of flexible PVC compounds, has contributed significantly to earnings of the Company's compounds business.

         Aromatics industry operating rates were high for both the three- and nine-month periods ended September 30, 1998 as a result of strong demand attributable to the continued strength of downstream markets for phenol, particularly bisphenol A and phenolic resins. However, phenol prices did decline during the third quarter, more than offsetting the positive impact from lower raw material costs. Acetone prices were also down due to a slight industry supply and demand imbalance.

         The methanol market has experienced a rapid decline in pricing and profitability since the beginning of 1998. Substantial increases in global supply created a significant imbalance between supply and demand resulting in lower pricing for the third quarter and first nine months of 1998, as compared to the same periods last year. These market conditions have eliminated all the profitability from the domestic methanol industry as the United States producers face low-cost imports.

Third Quarter of 1998 Compared With the Third Quarter of 1997:

         For the third quarter ended September 30, 1998, diluted earnings per share were $0.33 on net income of $10.2 million and net sales of $220.5 million. This compares with diluted earnings per share of $0.82, net income of $27.7 million and net sales of $235.9 million for the third quarter of 1997.

         In June 1998, the Company filed a shelf registration for the issuance of $200.0 million of long-term bonds. Shortly after the filing, the Company entered into an agreement to lock-in interest rates on a portion of the long-term bonds. During the third quarter, treasury yields plunged to their lowest levels in thirty years, while at the same time, investors' preference for treasury bonds and reluctance to buy corporate bonds limited the Company's ability to issue longer-term bonds. As a result, the Company's plans to issue long-term bonds were postponed indefinitely and the interest rate lock agreements were terminated, resulting in a one-time charge of $6.0 million after-tax or $0.19 per share in the third quarter of 1998.

         In July 1997, the Company completed the sale of certain oil and gas properties representing substantially all of the assets of Great River Oil & Gas Corporation, a subsidiary of the Company. The gain from the sale was $5.3 million after-tax or $0.16 per share.

         Operating income for the third quarter of 1998 was $33.6 million, a decrease of 21 percent from $42.3 million for the same period in 1997. Total sales volumes rose seven percent over the prior year for the quarterly comparison as sales volume increases for phenol, acetone, caustic soda, and the Company's PVC compound products overshadowed lower methanol and cumene sales volumes. However, the overall average selling price of the Company's products experienced a thirteen percent decline for the same period comparison. With the exception of caustic soda, pricing was generally lower for all products with the most significant decline coming from methanol which operated at a loss for the quarter. Lower raw material costs helped offset a portion of these sales price decreases; however, natural gas costs declined only slightly, which contributed to the significant deterioration in methanol margins from the prior year period. Results for the third quarter of 1998 were positively impacted by the Company's recent acquisition of North American Plastics, Inc. ("North American Plastics") as operating profits from this business significantly exceeded the additional financing costs resulting from the acquisition.

         Interest expense increased to $8.1 million for the third quarter of 1998, compared with $6.3 million for the same period in 1997. This increase is primarily attributable to a higher debt balance for the third quarter of 1998 resulting from the North American Plastics acquisition.

         Basic and diluted earnings per share for the third quarter of 1998 were lower due to the reduction in net income, but were favorably impacted by a reduction in the number of outstanding common shares from the third quarter of 1997 as a result of the Company's stock repurchase programs.

Nine Months Ended September 30, 1998 Compared With the Nine Months Ended September 30, 1997:

         For the nine months ended September 30, 1998, diluted earnings per share were $1.36 on net income of $43.6 million and net sales of $678.7 million. This compares with diluted earnings per share of $1.77, net income of $60.4 million and net sales of $733.3 million for the first nine months of 1997.

         Operating income for the first nine months of 1998 was $102.0 million, a decrease of five percent from $106.9 million for the same period in 1997. Total sales volumes increased slightly over the prior year for the nine-month comparison as lower sales volumes for methanol and cumene were edged out by gains in all other products. The overall average selling price of the Company's products declined eight percent for the period to period comparison. With the exception of caustic soda, pricing was lower for all products. Lower raw material costs helped offset a portion of these sales price decreases; however, natural gas costs declined only slightly, which contributed to the significant margin deterioration in methanol which operated at a loss for the nine months ended September 30, 1998.

         Interest expense increased to $22.9 million for the first nine months of 1998, compared with $18.3 million for the same period in 1997. This increase primarily reflects less capitalized interest in 1998, along with a higher average debt balance for 1998 from the North American Plastics acquisition.

         Basic and diluted earnings per share for the first nine months of 1998 were lower due to the reduction in net income, but were favorably impacted by a reduction in the number of outstanding common shares from the same period in 1997 as a result of the Company's stock repurchase programs.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1998, Georgia Gulf generated $113.2 million of cash flow from operating activities as compared with $104.8 million for the nine months ended September 30, 1997. Major sources of cash flow from operating activities in the first nine months of 1998 were net income of $43.6 million, non-cash provisions of $33.9 million for depreciation and amortization, deferred income taxes not currently payable of $10.9 million and fluctuations in working capital items primarily resulting from decreases in inventories and receivables offset in part by lower accounts payable. During the third quarter of 1997, the Company sold certain oil and gas properties for net proceeds of $16.5 million. The resulting book gain of $8.6 million has been reflected as a reduction to net income for purposes of determining net cash provided by operating activities. Changes in working capital during the first nine months of 1997 were primarily attributable to an increase in accounts receivable from higher sales in 1997, offset by lower inventories and a higher accrued income tax payable due to the timing of payments.

         Debt increased by $70.8 million during the nine months ended September 30, 1998, to a level of $463.8 million. The revolving credit loan was used to fund the net purchase price of North American Plastics in May of 1998 for $99.9 million. The Company had $127.0 million of availability under its $350.0 million revolving credit loan as of September 30, 1998.

         Capital expenditures for the nine months ended September 30, 1998 were down significantly to $20.5 million as compared to $45.9 million for the same period in 1997. Georgia Gulf completed a major capital expansion program in 1997, which included capacity expansions in the phenol, acetone, cumene, VCM and PVC compound plants. Capital expenditures for the balance of 1998 and for 1999 will be directed toward certain environmental projects and increased efficiency of existing operations. The Company estimates that total capital expenditures for 1998 will approximate $25.0 to $30.0 million.

         The Company declared dividends of $0.24 per share or $7.6 million during the first nine months of 1998. The Company also repurchased and retired
2.0 million shares of its common stock at a cost of $55.0 million during the same period. As of September 30, 1998, the Company had authorization to repurchase up to approximately 5.5 million additional shares under the current common stock repurchase program.

         Management believes that cash provided by operations and the availability of borrowings under the Company's revolving credit facility will provide sufficient funds to support planned capital expenditures, dividends, stock repurchases, working capital fluctuations and debt service requirements.

                                     OUTLOOK

         Although the acquisition of North American Plastics and the Company's PVC compound business is having a positive impact on the Company's earnings, the Company is continuing to experience very difficult market conditions for both the methanol and PVC resin businesses due to industry over-capacity and poor economic conditions in the Far East. The prospects for methanol are further hampered by an increase in supply from at least four world-scale methanol plants scheduled for completion in 1999, in addition to two large plants recently completed in Trinidad and Indonesia. These new facilities manufacture methanol cheaper than United States producers, even with the additional freight charges to import the methanol to the United States. According to published research, the global supply of methanol could increase by 2 billion gallons by the end of the year 2001, while demand is projected to grow at a much slower rate. Aromatic margins could also be negatively impacted as upcoming phenol expansions come on-line over the next two years. For chlorovinyls, most major expansions of VCM and PVC resins have been completed; therefore, supply and demand should become more balanced which could result in some pricing relief late next year. Altogether though, management does not presently anticipate an improvement in financial performance for the fourth quarter of 1998 or for fiscal year 1999.

                              YEAR 2000 CONVERSION

         The Company recognizes the need to ensure its operations will not be adversely impacted by the year 2000 date conversion problem common in many processing systems. Georgia Gulf's information processing systems are believed to be essentially year 2000 compliant. The Company continues to review and analyze other areas with exposure to potential year 2000 risks, including operational process control systems. Based upon current information, the Company believes all significant software systems within its control will be year 2000 compliant by the end of 1998. The costs associated with compliance with year 2000 conversion are not expected to be material.

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

         The Company continues to develop information relating to the extent of damages suffered, as well as evaluating the merit of such claims, defenses available and liability of other persons. Settlements with several plaintiffs have been reached and those cases have been dismissed. It is not yet possible to estimate the Company's ultimate exposure. Notwithstanding the foregoing, the Company believes it has meritorious defenses to the claims asserted and intends to assert and pursue those defenses vigorously; further, the Company believes any liability ultimately imposed would be covered by its liability insurance.

         In addition, the Company is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Ex-27

         b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1998.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                GEORGIA GULF CORPORATION
                                                ------------------------
                                                (Registrant)


Date        November 12, 1998                   /s/ Edward A. Schmitt
        -----------------------------           ---------------------------
                                                Edward A. Schmitt
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)




Date        November 12, 1998                   /s/ Richard B. Marchese
        -----------------------------           ---------------------------
                                                Richard B. Marchese
                                                Vice President Finance,
                                                Chief Financial Officer and
                                                Treasurer
                                                (Principal Financial Officer)