Form 10-K405
period 1998-12-31
GEORGIA GULF CORP /DE/
filed 1999-03-31
CIK 805264

--------------------------------------------------------------------------------


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Registrant's telephone number, including area code: (770) 395-4500

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------             -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

       Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 23, 1999, was $332,304,000.

       Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

             CLASS                              OUTSTANDING AT MARCH 23, 1999
             -----                              -----------------------------
 COMMON STOCK, $0.01 PAR VALUE                        30,911,954 SHARES

                        DOCUMENTS INCORPORATED BY REFERENCE
                         (To the Extent Indicated Herein)

  1998 Annual Report to Stockholders in Parts II and IV of this Form 10-K.

      Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, in Part III of this Form 10-K.

--------------------------------------------------------------------------------

                           TABLE OF CONTENTS

                                PART I

                                                                        PAGE
ITEM                                                                   NUMBER
----                                                                   ------
1)     Business
              General Description of Business                             1 - 2
              Chlorovinyl Products                                        2 - 3
              Aromatic Chemical Products                                  3 - 4
              Methanol                                                        4
              Great River Oil & Gas Corporation                               4
              North American Plastics, Inc.                                   5
              Significant Customer                                            5
              Marketing and Sales                                             5
              Raw Materials                                                 5-6
              Competition                                                     6
              Employees                                                       6
              Environmental Regulation                                        6
              Year 2000 Computer Systems Compliance                           6
              Forward-Looking Statements                                      7
2)     Properties                                                         7 - 8
3)     Legal Proceedings                                                  8 - 9
4)     Submission of Matters to a Vote of Security Holders                    9

                                PART II

5)     Market Price of and Dividends on the Registrant's Common Equity
              and Related Stockholder Matters                                10
6)     Selected Financial Data                                               10
7)     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10
7A)    Quantitative and Qualitative Disclosures about Market Risk            10
8)     Financial Statements and Supplementary Data                           10
9)     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                       10

                               PART III

10)    Directors and Executive Officers of the Registrant                    11
11)    Executive Compensation                                                11
12)    Security Ownership of Certain Beneficial Owners and Management        11
13)    Certain Relationships and Related Transactions                        12

                                PART IV

14)    Exhibits, Financial Statement Schedules and Reports on Form 8-K  13 - 17

SIGNATURES                                                                   18

                                 PART I
ITEM 1.           BUSINESS.


GENERAL DESCRIPTION OF BUSINESS

         Georgia Gulf Corporation is a major manufacturer and worldwide marketer of two highly integrated product lines, chlorovinyls and aromatic chemicals; and also a third product line, methanol, a natural gas chemical. Georgia Gulf's chlorovinyl products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM") and polyvinyl chloride ("PVC") resins and compounds. Georgia Gulf's primary aromatic chemical products include cumene, phenol and acetone. For selected financial information concerning these product lines, see Note 18 to Georgia Gulf's consolidated financial statements incorporated by reference in Item 14.

         Georgia Gulf has operated as an independent corporation since its acquisition on December 31, 1984, of a major portion of the business and assets of the chemical division of Georgia-Pacific Corporation. Georgia Gulf's operations include:

         --        production units at six locations;
         --        several marketing organizations to handle sales;
         --        a technical service laboratory; and
         --        a purchasing organization to buy all major raw materials.

At Georgia Gulf's six manufacturing locations, there are thirteen plants including six located in Plaquemine, Louisiana. Georgia Gulf also owns an air separation plant located in Plaquemine, Louisiana, which supplies all of the oxygen and nitrogen requirements for the complex. Georgia Gulf leases a cogeneration facility that supplies essentially all of the electricity and steam requirements for the Plaquemine, Louisiana, complex. In addition, Georgia Gulf leases storage terminals and warehouses from which a portion of its products is distributed to customers.

         Georgia Gulf's products are generally intermediate chemicals that are sold for further processing into a wide variety of end-use applications. Some of the more significant end-use markets include:

         -- plastic pipe and pipe fittings, window lineals and siding, wire and cable insulation, packaging material and containers made from vinyl resins and compounds;
         -- adhesives for wood products and high quality plastics made from phenol;
         -- acrylic sheeting for automotive and architectural products made from acetone; and
         -- formaldehyde and methyl tertiary-butyl ether ("MTBE"), a gasoline additive, produced from methanol.

         The following percentages of sales were made in 1998 to manufacturers in the following industries:


                INDUSTRY                        PERCENTAGE OF SALES
-----------------------------------------  -----------------------------
Housing and construction                                31%
Plastics and fibers                                     22%
Solvents and chemicals                                  18%
Consumer products                                       16%
Pulp and paper                                          4%
Miscellaneous                                           9%

         In the commodity chemical industry, the cost of raw materials, as well as the overall industry capacity and demand for particular product lines, significantly affect pricing of products. These factors also impact Georgia Gulf's earnings and cash flow. Georgia Gulf has invested $613 million in the past five years to maintain, expand and improve the efficiency of its operating facilities. The major planned capital expenditures for 1999 will be directed toward certain environmental projects and increased efficiency of existing operations. Management believes that with its low-cost position and integrated product lines, Georgia Gulf is well-positioned to compete in its various product lines.

         Georgia Gulf's long-term strategy is to continue to make investments that will improve or maintain its low-cost position, as well as selective and prudent capacity additions and expansions in its core product areas. In addition, Georgia Gulf will consider acquisitions, joint ventures or similar transactions that management believes will promote profitable growth in present and closely related product lines.

CHLOROVINYL PRODUCTS

         CHLORINE/CAUSTIC SODA/SODIUM CHLORATE. Georgia Gulf's facility at Plaquemine, Louisiana, has the annual capacity to produce the following:

       --        450 thousand tons of chlorine;
       --        500 thousand tons of caustic soda, chlorine's co-product; and
       --        27 thousand tons of sodium chlorate.

The major raw materials for these products are salt and electric power. Georgia Gulf has a long-term lease on a salt dome near the Plaquemine facility. The salt dome has sufficient salt reserves to last over thirty years at current rates of production. Electric power is the most significant cost component in the production of these products. Georgia Gulf operates a 250-megawatt cogeneration facility located at the Plaquemine, Louisiana, complex. This facility supplies, under a long-term lease agreement, essentially all of the electricity and steam requirements for that site. The primary cost component of producing electricity in the cogeneration facility is natural gas.

         Chlorine is used in the production of various chemicals, including those used to make vinyl resins. In 1998, approximately 92 percent of Georgia Gulf's chlorine production was consumed internally in the production of VCM, which Georgia Gulf uses to produce vinyl resins. Georgia Gulf sells the remaining chlorine principally to the pulp and paper and chemical industries.

         The major uses of caustic soda are in the production of pulp and paper and aluminum. Caustic soda also has applications in the production of other chemicals and in chemical processes where caustic soda is used to control pH levels, aiding in waste neutralization. Another use is in the textile industry where it makes fabrics more absorbent and improves the strength of dyes. Caustic soda is also used, to a lesser extent, in food processing, electroplating and detergents.

         The predominant use for sodium chlorate is in the bleaching process for pulp and paper.

         VCM. Georgia Gulf produces VCM at its Plaquemine, Louisiana, complex. The major raw materials used to produce VCM are purchased ethylene and internally-produced chlorine. The VCM plant's annual capacity is approximately 1.6 billion pounds with the capability of also producing an additional 400 million pounds of ethylene dichloride ("EDC"), the precursor to VCM. Approximately 79 percent of the VCM production in 1998 was used by Georgia Gulf's PVC resins operations with the remainder being sold to other PVC resins producers, particularly in the export market.

          PVC RESINS. Georgia Gulf operates a world-scale PVC resins plant in Plaquemine, Louisiana. The plant is located adjacent to its major raw material supplier, the VCM facility. This minimizes transportation and handling costs. The annual production capacity is approximately 1.12 billion pounds.

         PVC resins are among the most widely used plastics in the world today. After being formulated and compounded to desired properties, PVC resins are heated and shaped into finished products by various extrusion and molding processes. Georgia Gulf uses approximately one-fourth of its PVC resin internally in the production of vinyl compounds. The remainder of the production is sold to other vinyl compound manufacturers or to downstream manufacturers who compound PVC resins internally.

         VINYL COMPOUNDS. Vinyl compounds blend PVC resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments to achieve desired properties. Georgia Gulf's vinyl compounding plants have an aggregate annual capacity of approximately 570 million pounds and are located in Tiptonville, Tennessee, and Aberdeen, Gallman and Madison, Mississippi.

         Vinyl compounds are formulated to provide specific end-use properties that allow the material to be processed directly into a finished product. All sales of vinyl compounds are to outside customers. This product line can be segregated into five major product areas according to the following process applications:

         INJECTION MOLDING -- Georgia Gulf supplies various vinyl compounds, which are used in the business machine market for computer housings and keyboards. It also supplies vinyl compounds to produce electrical outlet boxes. These proprietary compounds have extensive approval procedures by customers or regulatory bodies. Georgia Gulf also manufactures vinyl compounds for use in pipe fittings.

         EXTRUSION -- Georgia Gulf supplies extrusion markets which have applications in window and furniture profiles and extruded sheets for household fixtures and decorative overlays.

         FLEXIBLE -- Georgia Gulf supplies flexible compounds for wire and cable for construction, automobiles and appliances, and other consumer and industrial purposes.

         CHLORINATED POLYVINYL CHLORIDE ("CPVC") -- Georgia Gulf supplies Protherm(R) CPVC compounds to the extrusion and injection molding markets, mainly for pipe and pipe fittings.

         BLOW MOLDING -- Georgia Gulf is a supplier of blow molding compounds, which are primarily used for both food-grade and general purpose bottles. Supplied in both clear and opaque colors, these bottles are used to package cosmetics, shampoos, charcoal lighter fluid, water and edible oils.

AROMATIC CHEMICAL PRODUCTS

         CUMENE. Cumene is produced at the Pasadena, Texas, facility located on the Houston ship channel. Georgia Gulf's cumene plant is one of the world's largest and has an annual capacity of approximately 1.5 billion pounds. Cumene is produced from benzene and propylene purchased from various suppliers in the surrounding area. Approximately 68 percent of the 1998 cumene output was consumed internally to produce phenol and its co-product, acetone. The balance was sold into the merchant market to other phenol and acetone manufacturers.

         PHENOL/ACETONE. Phenol and acetone are produced at the Plaquemine, Louisiana and Pasadena, Texas facilities. The Plaquemine facility has approximately 500 million pounds of phenol capacity and 308 million pounds of acetone capacity per year. The Pasadena facility has annual capacity of 160 million pounds of phenol and 100 million pounds of acetone.

         Phenol is a major ingredient in phenolic resins, which are used extensively as adhesives for wood products such as plywood and granulated wood panels. Phenol is also used in insulation, electrical parts, nylon carpeting, oil additives and pharmaceuticals. Phenol is also a precursor to high performance plastics used in compact discs, automobiles, household appliances, electronics and protective coating applications.

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

         As a result of the phenol/acetone manufacturing process, Georgia Gulf also produces and markets small amounts of a by-product, alpha-methylstyrene ("AMS"). AMS is primarily used as a polymer modifier and as a chemical intermediate.

METHANOL
          Methanol is produced at Georgia Gulf's facility at Plaquemine, Louisiana, which has an annual capacity of approximately 160 million gallons. Natural gas represents the majority of the cost of the production of methanol. The Plaquemine facility is in the center of Louisiana's oil and gas producing region and has three separate pipeline systems that can deliver gas to the plant. Natural gas is purchased by Georgia Gulf under contracts at market prices from both producers and gas pipeline suppliers.

         A key use for methanol is in the production of MTBE, an additive that promotes cleaner burning gasoline by adding oxygen. Methanol is also used as a raw material in the manufacture of formaldehyde, an ingredient in adhesives for building materials such as granulated wood panels and plywood. Other applications for methanol include windshield washer fluid, solvents, acrylic sheeting, coatings, fibers and household adhesives.

         In 1998, substantial increases in global supply created a significant imbalance between supply and demand, which had a serious impact on profitability for the methanol industry. In the United States, producers face increased competition from low-cost imports. As a result, Georgia Gulf has temporarily shut down operations of its methanol plant and is supplying customers by purchasing methanol from offshore suppliers. Georgia Gulf is presently examining a range of options to enhance the value of the methanol business and take advantage of Georgia Gulf's customer base and extensive distribution system.

GREAT RIVER OIL & GAS CORPORATION
          In July 1997, Georgia Gulf sold oil and gas properties representing most of the assets of Great River Oil & Gas Corporation, a subsidiary of Georgia Gulf. Net proceeds from this sale were $16,477,000, on which Georgia Gulf recorded a pretax gain of $8,600,000 ($5,300,000, net of income taxes). Historically, the operating results for this subsidiary had not been material to the operating results or financial condition of Georgia Gulf.

NORTH AMERICAN PLASTICS, INC.
          On May 11, 1998, Georgia Gulf acquired all the issued and outstanding common stock of North American Plastics, Inc., a privately held manufacturer of flexible vinyl compounds with a production capacity of 190,000,000 pounds. North American Plastics has two manufacturing locations in Mississippi and generated approximately $90,000,000 in revenue in 1997. Its vinyl compounds are used in wire and cable for construction, automobiles and appliances, as well as various other consumer and industrial products.

         The stock of North American Plastics was acquired in exchange for net cash consideration of $99,902,000 plus the assumption of $500,000 in debt. The cash portion of the acquisition was financed with proceeds from Georgia Gulf's existing revolving credit facility. The transaction was accounted for as a purchase, and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by $86,725,000. This excess was allocated to goodwill and is being amortized on a straight-line basis over a period of 35 years. The results of operations of the acquired business have been included in Georgia Gulf's consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

SIGNIFICANT CUSTOMER

         Georgia Gulf has supply contracts, subject to some limitations, for significant percentages of Georgia-Pacific Corporation's requirements for caustic soda, methanol and phenol. These supply contracts provide for prices approximating the market. These supply contracts have various expiration dates (depending on the product) from 1999 through 2003 and may be extended year-to-year upon expiration. Sales under these contracts were about 11% of total sales in 1998, 12% in 1997 and 15% in 1996.

MARKETING AND SALES

         Georgia Gulf's marketing program is aimed at expanding and diversifying its customer base. Other than Georgia-Pacific Corporation, no single customer represents more than 10% of Georgia Gulf's net sales. Export sales accounted for about 17% of total sales in 1998, 15% in 1997 and 12% in 1996. The principal international markets served by Georgia Gulf are Canada, Mexico, Latin America, Europe and Asia.

         Georgia Gulf markets its products primarily to industrial customers. The sales force is organized by product line. The sales organization, located throughout the United States, is supported by a technical service staff.

RAW MATERIALS

         The most important raw materials purchased by Georgia Gulf are natural gas, ethylene, benzene, propylene and salt. Raw materials used for production of Georgia Gulf's products are usually purchased from various suppliers at market prices under supply contracts, some of which are long-term take or pay agreements. Since raw materials account for a significant portion of Georgia Gulf's total production cost, its ability to pass on increases in these costs to its customers has a significant impact on operating results. The ability to pass on increases is, to a large extent, related to industry capacity and market demand. Georgia Gulf's leased cogeneration facility supplies essentially all of the electricity and steam requirements for its Plaquemine production facilities. Management believes Georgia Gulf has a reliable supply base of raw materials under normal market conditions. Georgia Gulf cannot predict the impact of any future raw material shortages.

COMPETITION

         Georgia Gulf experiences competition from numerous manufacturers in all of its product lines. Some of Georgia Gulf's competitors have substantially greater financial resources and are more highly diversified than Georgia Gulf. Georgia Gulf competes on a variety of factors such as price, product quality, delivery and technical service.

         Management believes that Georgia Gulf is well-positioned to compete as a result of integrated product lines, the operational efficiency of its plants and the location of its facilities near major water and/or rail transportation terminals.

EMPLOYEES

         As of December 31, 1998, Georgia Gulf had 1,050 full-time employees. Georgia Gulf has one collective bargaining agreement, which covered fifty-three employees at the Tiptonville, Tennessee, facility as of December 31, 1998.

ENVIRONMENTAL REGULATION

         Georgia Gulf's operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations are enforced principally by the United States Environmental Protection Agency and comparable state agencies. These regulations govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

         Management believes that Georgia Gulf is in material compliance with all current environmental laws and regulations. Georgia Gulf estimates that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause it to exceed its level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and Georgia Gulf cannot predict the aggregate cost of compliance resulting from any such changes.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

         Georgia Gulf has recognized the need to ensure its operations will not be adversely impacted by the Year 2000 date conversion situation common in many data processing systems. All of Georgia Gulf's financial reporting systems have been acquired or developed within the past seven years. The installation of these systems is complete and testing indicates these systems are Year 2000 compliant. Process control software controls the operation of many of Georgia Gulf's plants. This process control software was updated to Year 2000 compliant versions during 1998.

         Management believes its remaining Year 2000 exposure exists primarily with personal computers and external partners. The remaining exposure related to the personal computers will be addressed during the first half of 1999. Third parties critical to Georgia Gulf, both suppliers and customers, were contacted during the first quarter of 1999 in order to develop appropriate contingency plans, if necessary. The additional Year 2000 conversion costs are not expected to be material.

FORWARD-LOOKING STATEMENTS

         This Form 10-K and other communications to stockholders, as well as oral statements made by representatives of Georgia Gulf, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, Georgia Gulf's outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

         Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

         --      changes in the general economy;
         --      changes in demand for Georgia Gulf's products or increases in overall industry capacity that could affect production volumes and/or pricing;
         --      changes and/or cyclicality in the industries to which Georgia
                 Gulf's products are sold;
         --      availability and pricing of raw  materials;
         --      technological changes affecting production;
         --      difficulty in plant operations and product transportation;
         --      governmental and environmental regulations; and
         --      other unforeseen circumstances.

         A number of these factors are discussed in this Form 10-K and in Georgia Gulf's other periodic filings with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES.

         Georgia Gulf's asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana, complex; the construction of the Pasadena, Texas, cumene plant; and the purchase of the PVC compound plants. Georgia Gulf purchased the Bound Brook, New Jersey, phenol/acetone facility which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1996, Georgia Gulf sold its vinyl emulsion business including the property and buildings at the Delaware City location. In 1997, Georgia Gulf completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply substantially all of its requirements for electricity, oxygen and nitrogen at that location. The cogeneration plant is leased under an operating lease agreement. In 1998, Georgia Gulf purchased North American Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Aberdeen and Madison, Mississippi. With the exception of the cogeneration plant, Georgia Gulf owns each of these facilities.

         Georgia Gulf continues to explore ways to expand both its plant capacities and product lines. Georgia Gulf believes current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of Georgia Gulf's production facilities in 1998 was 91%.

         The following table sets forth the location of Georgia Gulf's manufacturing facilities as well as the products manufactured and the approximate processing capability of each as of December 31, 1998. Finally, the table indicates the segment of the products produced.


LOCATIONS                  PRODUCTS                           ANNUAL CAPACITY                    SEGMENT
---------                  --------                           ---------------                    -------
Aberdeen, MS               Vinyl Compounds                    570 million pounds                 Chlorovinyls
Gallman, MS
Madison, MS
Tiptonville, TN

Pasadena, TX               Cumene                             1.5 Billion pounds                 Aromatics
                           Phenol                             160 million pounds                 Aromatics
                           Acetone                            100 million pounds                 Aromatics

Plaquemine, LA             Chlorine                           450 thousand tons                  Chlorovinyls
                           Caustic Soda                       500 thousand tons                  Chlorovinyls
                           Sodium Chlorate                    27 thousand tons                   Chlorovinyls
                           Vinyl Chloride Monomer             1.6 Billion pounds                 Chlorovinyls
                           Polyvinyl Chloride Resins          1.12 Billion pounds                Chlorovinyls
                           Phenol                             500 million pounds                 Aromatics
                           Acetone                            308 million pounds                 Aromatics
                           Methanol                           160 million gallons                Gas Chemicals

         Georgia Gulf's manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, Georgia Gulf has a fleet of 2,446 railcars of which 713 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2010. The total lease expense for these railcars and other transportation equipment was approximately $10,108,000 for 1998.

         Georgia Gulf makes lease payments under an operating lease agreement for the 250-megawatt cogeneration facility at the Plaquemine, Louisiana, complex. The lease expense under the operating lease agreement for 1998 was approximately $11,629,000.

         Georgia Gulf leases office space for its principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Space is leased for sales and marketing offices in Houston, Texas; Schaumburg, Illinois; and Lawrenceville, New Jersey. Space for numerous storage terminals is leased throughout the United States, and in the Netherlands, Canada, New Zealand, Mexico and South Korea.

ITEM 3.  LEGAL PROCEEDINGS.
          Georgia Gulf is a party to numerous individual and several class-action lawsuits filed against Georgia Gulf, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on Georgia Gulf's premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of Georgia Gulf's ordinary operations, but instead occurred as a result of an unforeseen chemical reaction. Georgia Gulf presently believes there are approximately 2,000 plaintiffs, of which approximately 650 are workers claiming to have been onsite at the time of the incident. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering, and medical monitoring. The lawsuits were originally filed in Louisiana State Court in Iberville Parish.

         Discovery has been occurring in these cases. Georgia Gulf continues to develop information relating to the extent of damages suffered, as well as evaluating the merit of such claims, defenses available and liability of other persons.

         In September 1998, the plaintiffs filed amended petitions that added the additional allegations that Georgia Gulf had engaged in intentional conduct against the plaintiffs. These additional allegations raised a coverage issue under Georgia Gulf's general liability insurance policies. In December 1998, as required by the terms of the insurance policies, the insurers demanded arbitration to determine whether coverage is required for the alleged intentional conduct in addition to the coverage applicable to the other allegations of the case. The date for the arbitration has not yet been established.

         As a result of the arbitration relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998. The plaintiffs filed motions contesting the jurisdiction of the federal court and seeking to remand the cases back to state court, and a hearing on the issue was held in federal court on January 15, 1999. By order entered March 2, 1999, the federal court denied the plaintiff's motion to remand the cases back to state court and retained federal jurisdiction.

         Settlements have been reached with approximately 260 of the original workers, including the majority of those claimants believed to be the most severely injured, and the settled cases have been or will be dismissed. Additionally, settlements have been reached or are being negotiated with other parties named as defendants whereby such parties have made, or are being requested to make, contributions to the recoveries made by the plaintiffs. Negotiations for the resolution of the remaining claims are continuing.

         Notwithstanding the foregoing, Georgia Gulf is asserting and pursuing defenses to the claims. Based on the present status of the proceedings, Georgia Gulf believes the liability ultimately imposed will not have a material effect on the financial position or on results of operations of Georgia Gulf.

         In addition, Georgia Gulf is subject to other claims and legal actions that may arise in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on results of operations of Georgia Gulf.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                   PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information set forth under the captions "Corporate Information --Common Stock Data" and "Dividend Policy" and in Notes 7, 8 and 19 of the "Notes to Consolidated Financial Statements" of Georgia Gulf's 1998 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information set forth under the caption "Ten-Year Selected Financial Data" of Georgia Gulf's 1998 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis" of Georgia Gulf's 1998 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information set forth under the caption "Management's Discussion and Analysis --Disclosures about Market Risk" of Georgia Gulf's 1998 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information set forth on pages 23 through 41 of Georgia Gulf's 1998 Annual Report to Stockholders is hereby incorporated by reference herein in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Georgia Gulf has not changed its independent public accountants and has had no disagreements with its independent public accountants on accounting and financial disclosure during the Registrant's two most recent fiscal years prior to, or in any period subsequent to, the date of the most recent financial statements included herein.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Georgia Gulf's Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1999, is hereby incorporated by reference in response to this item.

         The following is certain information regarding the executive officers of Georgia Gulf who are not Directors:

         Richard B. Marchese, 57, has served as Vice President Finance, Chief Financial Officer and Treasurer of Georgia Gulf since May 1989, and prior thereto served as Corporate Controller from its inception.

         Joel I. Beerman, 49, has served as Vice President, General Counsel and Secretary since February 1994 and as General Counsel since February 1992. Prior thereto, Mr. Beerman served as Associate General Counsel for Georgia Gulf since its inception.

         Mark J. Seal, 47, has served as Vice President, Polymer Group since August 1993. Mr. Seal served as Business and Manufacturing Director -- PVC Resins from May 1992 until August 1993 and as Business Manager -- PVC Resins and Compounds from May 1989 until May 1992. Prior thereto, Mr. Seal served as Business Manager -- Electrochemicals from January 1987 until May 1989 and as Midwest Regional Sales Manager for Georgia Gulf from its inception until January 1987.

         Thomas G. Swanson, 57, has served as Vice President, Commodity Chemicals Group since February 1999, and from December 1989 to August 1993. He served as Vice President, Supply and Corporate Development from August 1993 until February 1999; as General Manager -- Commodity Chemicals Group from November 1988 until December 1989; as Director of Corporate Development for Georgia Gulf from July 1987 until November 1988; and prior thereto as Manager -- Supply and Distribution for Georgia Gulf since its inception.

         Executive officers are elected by, and serve at the pleasure of, the Board of Directors.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information set forth under the captions "Election of Directors" and "Executive Compensation" in Georgia Gulf's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, is hereby incorporated by reference in response to this item.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the captions "Principal
Stockholders" and "Security Ownership of Management" in Georgia Gulf's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999, is hereby incorporated by reference in response to this item.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Georgia Gulf has not had any transactions required to be reported under this item for the calendar year 1998, or for the period from January 1, 1999, to the date of this report.

                                   PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this 1998 Annual Report for Georgia Gulf Corporation:

              (1) The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants listed below are incorporated herein by reference from pages 23 through 41 of Georgia Gulf's 1998 Annual Report to
                   Stockholders:

                      Consolidated Balance Sheets as of December 31, 1998 and
                      1997

                      Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

                      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                      Notes to Consolidated Financial Statements

                      Report of Management

                      Report of Independent Public Accountants

              (2)  Financial Statement Schedules:

                      Report of Independent Public Accountants on Financial Statement Schedule

                      The following financial statement schedule is for the years ended December 31, 1998, 1997 and 1996:

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

The following exhibits are filed as part of this Form 10-K Annual Report:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

          13          1998 Annual Report to Stockholders

          21          Subsidiaries of the Registrant

          23          Consent of Independent Public Accountants

The following exhibit is incorporated by reference to Georgia Gulf's 1998 Form 10-Q Quarterly Report for the period ending June 30, 1998, filed August 13, 1998:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         10(a) Stock Purchase Agreement, dated May 11, 1998, between Georgia Gulf and North American Plastics, Inc.

The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33-59433) filed July 20, 1998:

        EXHIBIT
          NO.         DESCRIPTION
        --------      -----------

         *4           Georgia Gulf Corporation 1998 Equity and Performance
                      Incentive Plan

The following exhibit is incorporated by reference to Georgia Gulf's 1998 Form 10-Q Quarterly Report for the period ending March 31, 1998, filed May 8, 1998:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         10(a) Receivable Transfer Agreement dated March 10, 1998, by and among GGRC Corp., as Transferor, Georgia Gulf Corporation, individually and as Collection Agent, and Blue Ridge Asset Funding Corporation

         10(b) Receivable Purchase Agreement dated March 10, 1998, between Georgia Gulf Corporation, as Seller and as Collection Agent and GGRC Corp., as Purchaser

The following exhibits are incorporated herein by reference to Georgia Gulf's 1995 Form 10-K Annual Report filed March 28, 1996:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         10(a) Trust Agreement dated February 6, 1996, between NationsBanc Leasing Corporation of North Carolina and First Security Bank of Utah, N.A.

         10(b) Leasehold Mortgage, Assignment of Leases, Security Agreement and Financing Statement dated February 16, 1996, between Georgia Gulf, First Security Bank of Utah, N.A., and Val T. Orton

         10(c) Participation Agreement dated February 6, 1996, between Georgia Gulf, First Security Bank of Utah, N.A., NationsBanc Leasing Corporation of North Carolina, NationsBank, N.A. (South), ABN AMRO Bank N.V., Bank of Montreal, Bank of New York, Bank of Nova Scotia, Bank of Tokyo Trust Company, Chase Manhattan Bank, The Dai-Ichi Kangyo Bank, Limited, Atlanta Agency, The Fuji Bank, Ltd., The Industrial Bank of Japan, Limited, the Sakura Bank Limited, Atlanta Agency, Rabobank Nederland, New York Branch, The Tokai Bank, Limited, Atlanta Agency, Wachovia Bank of Georgia, N.A., and Val T. Orton

         10(d) Lease Agreement (Tax Retention Operating Lease) dated February 6, 1996, between Georgia Gulf and First Security Bank of Utah, N.A.

         10(e) Credit Agreement dated February 6, 1996, between First Security Bank of Utah, N.A. and NationsBank, N.A. (South)

         10(f) Security Agreement dated February 6, 1996, between First Security Bank of Utah, N.A., Val T. Orton, NationsBank, N.A. (South), and NationsBanc Leasing Corporation of North Carolina

         10(g) Ground Lease Agreement dated February 16, 1996, between Georgia Gulf and First Security Bank of Utah, N.A.

The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33- 64749) filed December 5, 1995:


        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         10           Georgia Gulf Corporation Employee Stock Purchase Plan

The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-3 (File No. 33- 63051) filed September 28, 1995:


        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

           4 Indenture, dated as of November 15, 1995, between Georgia Gulf and LaSalle National Bank, as trustee (including form of Notes)

The following exhibit is incorporated by reference to Georgia Gulf's 1995 Form 10-Q Quarterly Report for the period ending June 30, 1995, filed August 2, 1995:


        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         10(I) Term Loan Agreement, dated June 29, 1995, between Georgia Gulf and The Industrial Bank of Japan, Limited as Administrative Agent

The following exhibit is incorporated by reference to Georgia Gulf's 1995 Form 10-Q Quarterly Report for the period ending March 31, 1995, filed May 15, 1995:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         10 Credit Agreement, dated March 30, 1995, between Georgia Gulf and The Chase Manhattan Bank (National Association) as Administrative Agent

The following exhibits are incorporated herein by reference to Georgia Gulf's 1991 Form 10-K Annual Report filed March 30, 1992:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         3(a)         Certificate of Amendment of Certificate of Incorporation
         3(b)         Amended and Restated By-Laws
         *10          Georgia Gulf Corporation 1990 Incentive Equity Plan

The following exhibit is incorporated herein by reference to Exhibit 2 to Georgia Gulf's Registration Statement on Form 8-A filed May 11, 1990, as amended:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

         4            Amended and Restated Rights Agreement effective as of
                      August 31, 1990

The following exhibits are incorporated herein by reference to Georgia Gulf's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

        EXHIBIT
          NO.         DESCRIPTION
        -------       -----------

          3(a) Certificate of Agreement of Merger, with Certificate of Incorporation of Georgia Gulf as Exhibit A thereto, dated December 31, 1984, and amendments thereto

         10(f) Chemical Sales Agreement between Georgia Gulf and Georgia-Pacific dated December 31, 1984, and Letter re:
                      Chemical Sales Agreement dated December 31, 1984

         10(g) Agreement re: Liabilities among Georgia-Pacific, Georgia-Pacific Chemicals, Inc., and others dated, December 31, 1984

         10(o)        Georgia Gulf Savings and Capital Growth Plan

         10(p)        Georgia Gulf Salaried Employees Retirement Plan

         10(q)        Georgia Gulf Hourly Employees Retirement Plan

        *10(u)        Executive Retirement Agreements

         10(v)        Salt Contract

         (b)  Reports on Form 8-K

              No report on Form 8-K was filed with the Securities and Exchange Commission during the last quarter of 1998.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GEORGIA GULF CORPORATION
                        (Registrant)


 Date:  MARCH 25, 1999              By:      /s/ EDWARD A. SCHMITT
       --------------------                  ---------------------------------
                                             Edward A. Schmitt, Chief Executive
                                             Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                            TITLE                                       DATE
     ---------                            -----                                       ----

/s/ EDWARD A. SCHMITT
-----------------------------
Edward A. Schmitt                   President, Chief Executive Officer                March 25, 1999
                                    and Director (Principal Executive Officer)

/s/ RICHARD B. MARCHESE
-----------------------------
Richard B. Marchese                 Vice President Finance, Chief Financial           March 25, 1999
                                    Officer and Treasurer (Principal Financial
                                    and Accounting Officer)

/s/ JAMES R. KUSE
-----------------------------
James R. Kuse                       Chairman of the Board and Director                March 25, 1999

/s/ JOHN D. BRYAN
-----------------------------
John D. Bryan                       Director                                          March 25, 1999

/s/ DENNIS M. CHORBA
-----------------------------
Dennis M. Chorba                    Director                                          March 25, 1999

/s/ ROBERT E. FLOWERREE
-----------------------------
Robert E. Flowerree                 Director                                          March 25, 1999

/s/ CHARLES T. HARRIS III
-----------------------------
Charles T. Harris III               Director                                          March 25, 1999

/s/ JERRY R. SATRUM
-----------------------------
Jerry R. Satrum                     Director                                          March 25, 1999

/s/ EDWARD S. SMITH
-----------------------------
Edward S. Smith                     Director                                          March 25, 1999

                                    18

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE



To Georgia Gulf Corporation:



         We have audited, in accordance with generally accepted auditing standards, the financial statements included in Georgia Gulf Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of Georgia Gulf's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 12, 1999

                  GEORGIA GULF CORPORATION AND SUBSIDIARIES
              SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                           (Dollars in thousands)


                                                             ADDITIONS
                                                                       Charged
                        Balance at                  Charged to        to other                         Balance at
                        beginning                   costs and         accounts--       Deductions        end of
Description             of period                    expenses         describe         --describe        period
-----------             ---------                   ----------        ----------       ----------      ----------
1996
Allowance for
  doubtful accounts        $2,400                    $   300           $    ---          $  (300) (1)     $2,400
                           ======                    =======           =========         ========         ======

1997
Allowance for
  doubtful accounts        $2,400                    $   184           $    ---          $  (184) (1)     $2,400
                           ======                    =======           =========         ========         ======

1998
Allowance for
  doubtful accounts        $2,400                    $    28           $    ---           $  (28) (1)     $2,400
                           ======                    =======           =========         ========         ======

NOTES:

(1)      Accounts receivable balances written off during the period.

                           INDEX TO EXHIBITS


EXHIBIT
  NO.                 DESCRIPTION                                     PAGE (1)
-------               -----------                                     --------

   13                 1998 Annual Report to Stockholders                ___


   21                 Subsidiaries of the Registrant                    ___


   23                 Consent of Independent Public Accountants         ___



(1) Page numbers appear on the manually signed Form 10-K's only.