Form 10-Q
period 1999-03-31
GEORGIA GULF CORP /DE/
filed 1999-05-13
CIK 805264

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                          Commission File Number 1-9753

                              --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           OUTSTANDING AS OF
     CLASS                                                   MAY 11, 1999
     -----                                                   ------------
    Common Stock, $0.01 par value..........................30,926,554 shares

                            GEORGIA GULF CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1999


                                      INDEX

                                                                                                    PAGE
PART I. FINANCIAL INFORMATION                                                                      NUMBERS
                                                                                                   -------
           Item 1. Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 1999
                      and December 31, 1998.......................................................     1

                   Condensed Consolidated Statements of Income for the Three
                      Months Ended March 31, 1999 and 1998........................................     2

                   Condensed Consolidated Statements of Cash Flows for the Three
                      Months Ended March 31, 1999 and 1998........................................     3

                   Notes to Condensed Consolidated Financial Statements as of
                      March 31, 1999..............................................................  4-6


           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................................  7-9

           Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................   10


PART II.OTHER INFORMATION

           Item 1. Legal Proceedings..............................................................   11

           Item 6. Exhibits and Reports on Form 8-K...............................................   11

           SIGNATURES.............................................................................   12

PART I. FINANCIAL INFORMATION.

           Item 1.  Financial Statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   March 31,        December 31,
                                                     1999               1998
                                                  -----------        -----------
ASSETS
Cash and cash equivalents                         $     1,500        $     1,244
Receivables                                            64,253             61,203
Insurance receivable                                   33,311              9,030
Inventories                                            65,654             72,301
Prepaid expenses                                        2,922              3,562
Deferred income taxes                                   6,492              6,492
                                                  -----------        -----------
    Total current assets                              174,132            153,832
                                                  -----------        -----------
Property, plant and equipment, at cost                687,721            683,495
    Less accumulated depreciation                     293,225            282,346
                                                  -----------        -----------
       Property, plant and equipment, net             394,496            401,149
                                                  -----------        -----------
Goodwill                                               84,534             85,154
                                                  -----------        -----------
Other assets                                           32,672             29,626
                                                  -----------        -----------
Total assets                                      $   685,834        $   669,761
                                                  -----------        -----------
                                                  -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                 $   245,700        $      --
Accounts payable                                       69,664             66,459
Interest payable                                        4,178              2,272
Accrued compensation                                    4,612              6,814
Accrued pension                                           807                378
Other accrued liabilities                              14,017             12,833
                                                  -----------        -----------
    Total current liabilities                         338,978             88,756
                                                  -----------        -----------
Long-term debt, net of current portion                224,925            459,475
                                                  -----------        -----------
Deferred income taxes                                  92,770             92,649
                                                  -----------        -----------
Stockholders' equity
    Common stock - $0.01 par value                        309                309
    Additional paid-in capital                            218               --
    Retained earnings                                  28,634             28,572
                                                  -----------        -----------
        Total stockholders' equity                     29,161             28,881
                                                  -----------        -----------
Total liabilities and stockholders' equity        $   685,834        $   669,761
                                                  -----------        -----------
                                                  -----------        -----------
Common shares outstanding                          30,911,954         30,883,754
                                                  -----------        -----------
                                                  -----------        -----------

See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)


                                                         Three Months Ended
                                                               March 31,
                                                    ---------------------------------
                                                        1999                 1998
                                                    ------------         ------------
Net sales                                           $    187,588         $    232,705
                                                    ------------         ------------

Operating costs and expenses
     Cost of sales                                       165,932              187,699
     Selling and administrative                           10,342               10,745
                                                    ------------         ------------
          Total operating costs and expenses             176,274              198,444
                                                    ------------         ------------

Operating income                                          11,314               34,261

Other income (expense)

        Interest, net                                     (7,323)              (7,126)
                                                    ------------         ------------

Income before income taxes                                 3,991               27,135

Provision for income taxes                                 1,457               10,179
                                                    ------------         ------------

Net income                                          $      2,534         $     16,956
                                                    ------------         ------------
                                                    ------------         ------------
Basic earnings per share                            $       0.08         $       0.52
                                                    ------------         ------------
                                                    ------------         ------------
Diluted earnings per share                          $       0.08         $       0.52
                                                    ------------         ------------
                                                    ------------         ------------
Weighted average common shares

   Basic                                              30,898,728           32,438,607
                                                    ------------         ------------
                                                    ------------         ------------
   Diluted                                            31,133,780           32,721,604
                                                    ------------         ------------
                                                    ------------         ------------

           See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Three Months Ended
                                                                          March 31,
                                                                   -------------------------
                                                                     1999            1998
                                                                   --------         --------
Cash flows from operating activities:
   Net income                                                      $  2,534         $ 16,956
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                              11,693           10,927
          Change in operating assets, liabilities and other         (18,641)           9,899
                                                                   --------         --------
Net cash provided by (used in) operating activities                  (4,414)          37,782
                                                                   --------         --------
Cash flows from financing activities:
    Long-term debt proceeds                                          39,150           37,000
    Long-term debt payments                                         (28,000)         (31,200)
    Proceeds from issuance of common stock                              218              981
    Repurchase and retirement of common stock                          --            (30,884)
    Dividends paid                                                   (2,472)          (2,564)
                                                                   --------         --------

Net cash provided by (used in) financing activities                   8,896          (26,667)
                                                                   --------         --------

Cash flows from investing activities:
    Capital expenditures                                             (4,226)          (7,587)
                                                                   --------         --------

Net change in cash and cash equivalents                                 256            3,528

Cash and cash equivalents at beginning of period                      1,244            1,621
                                                                   --------         --------

Cash and cash equivalents at end of period                         $  1,500         $  5,149
                                                                   --------         --------
                                                                   --------         --------

           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the year ended December 31, 1998 for Georgia Gulf Corporation and its subsidiaries (the "Company" or "Georgia Gulf").

               Operating results for Georgia Gulf for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENT

               During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. SFAS No. 133 can not be applied retroactively. Management has not yet quantified the impacts of adopting SFAS No. 133 on the Company's financial statements.


NOTE 3: INVENTORIES

               The major classes of inventories were as follows (in thousands):


                             March 31,        December 31,
                               1999              1998
                             ---------        -----------
Raw materials and supplies   $29,198           $26,462
Finished goods                36,456            45,839
                             -------           -------
                             $65,654           $72,301
                             -------           -------
                             -------           -------


NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

               Georgia Gulf has two interest rate swap agreements for a total notional amount of $100,000,000 maturing in June 2002 to fix the interest rate on a term loan. Also, the Company has an interest rate swap agreement for a notional amount of $100,000,000 as a cash flow hedge for a cogeneration facility operating lease agreement. This interest rate swap agreement will mature August 2002.

               Georgia Gulf does not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used by the Company to manage interest costs on certain portions of the Company's long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of March 31, 1999, and December 31, 1998, interest rate swap agreements were the only form of derivative financial instruments outstanding. The fair value of these swap agreements as of March 31, 1999 and December 31, 1998 was a payable of $3,796,000 and $6,412,000, respectively.

NOTE 5: EARNINGS PER SHARE

               The numerator in basic and diluted earnings per share computations is reported net income.

               The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income (in thousands):


                                           Three Months Ended
                                                March 31,
                                           ------------------
                                             1999     1998
                                            ------   ------
Weighted average common shares - basic      30,899   32,439
 Plus incremental shares from
    assumed conversions:
      Options                                  134      261
      Employee stock purchase plan rights      101       22
                                            ------   ------

Weighted average common shares - diluted    31,134   32,722
                                            ------   ------
                                            ------   ------


NOTE 6: SEGMENT INFORMATION

               SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" became effective for fiscal year 1998 and for all succeeding interim reporting periods. In accordance with the requirements of SFAS No. 131, the Company has identified three reportable segments through which it conducts its operating activities: chlorovinyls, aromatics and gas chemicals. These three segments reflect the organization used by Company management for internal reporting. The chlorovinyls segment is a highly integrated chain of products which includes chlorine, caustic soda, vinyl chloride monomer and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone. The third product segment, gas chemicals, includes methanol.

               Earnings of industry segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, and income and expense items reflected as "other income (expense)" on the Company's consolidated statements of income. Intersegment sales and transfers are insignificant.


                                                                CORPORATE
                                                                   AND
                                                                 GENERAL
                                CHLORO-                 GAS       PLANT
(In thousands)                  VINYLS    AROMATICS  CHEMICALS   SERVICES     TOTAL
                               --------   ---------  ---------   --------    --------
QUARTER ENDED MARCH 31, 1999

Net sales                      $120,808   $ 58,456   $  8,324    $   --      $187,588

Operating income (loss)          11,893      6,649     (4,023)     (3,205)     11,314
-------------------------------------------------------------------------------------

QUARTER ENDED MARCH 31, 1998

Net sales                      $126,824   $ 88,562   $ 17,319    $   --      $232,705

Operating income (loss)          16,285     20,347      1,379      (3,750)     34,261


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

               The Stock was acquired in exchange for net cash consideration of $99,902,000 plus the assumption of $500,000 in debt. The cash portion of the acquisition was financed with proceeds from the Company's existing revolving credit loan. The transaction was accounted for as a purchase and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by approximately $87,000,000. This excess was allocated to goodwill and is being amortized on a straight-line basis over a period of 35 years. The results of operations of the acquired business have been included in Georgia Gulf's condensed consolidated financial statements from the date of acquisition.

Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

               Georgia Gulf manufactures and markets products through two highly integrated lines categorized as chlorovinyls and aromatic chemicals; and also a third product line, methanol, a natural gas chemical. Georgia Gulf's chlorovinyl products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; Georgia Gulf's primary aromatic chemical products include cumene, phenol and acetone.

               For chlorovinyls, increased domestic chlorine/caustic capacity, together with weakness in the pulp and paper industry, has caused a significant deterioration in caustic soda pricing. Georgia Gulf consumes most of its chlorine capacity internally in the production of VCM, which is further processed into PVC resins and compounds. The PVC resin market has begun to tighten as increased demand for PVC resin has begun to absorb industry overcapacity. Upward pricing trends are expected to continue as no new resin capacity is expected for the next several years. The market demand for PVC compounds, which are more specialized products, has remained strong in early 1999, benefitting from the continued good overall domestic business environment.

               Aromatics industry operating rates were high in the early part of 1999. Although demand for phenol was strong due to continued strength in the polycarbonate and phenolic resin markets, prices are declining in anticipation of large capacity increases scheduled for 1999 and 2000. Prices for phenol's co-product, acetone, have experienced downward pressure due to the industry's high operating rates which has created an excess supply of acetone.

               The methanol market continues to suffer from overcapacity as significant increases in global supply have created an imbalance between supply and demand. As a result, several domestic methanol producers, including Georgia Gulf, have idled their methanol plants until such time as industry conditions improve. While these shutdowns, which began in 1998, have resulted in a supply contraction and an increase in spot prices during the first quarter of 1999, several new overseas methanol plants are scheduled to start-up in 1999. This additional supply will add further pressure on sales prices in the future.

FIRST QUARTER OF 1999 COMPARED WITH THE FIRST QUARTER OF 1998:

               For the first quarter ended March 31, 1999, diluted earnings per share were $0.08 on net income of $2.5 million and net sales of $187.6 million. This compares with diluted earnings per share of $0.52, net income of $17.0 million and net sales of $232.7 million for the first quarter of 1998.

               Operating income for the first quarter of 1999 was $11.3 million, a decrease of 67 percent from $34.3 million for the same period in 1998. The average sales price of Georgia Gulf's products declined 12 percent for the period-to-period comparison as all products experienced lower pricing. Overall sales volumes declined by 9 percent as maintenance turnarounds at the chlorine/caustic soda and VCM plants during the first quarter of 1999 reduced the products available for sale. The reduced production volumes related to the maintenance turnarounds also resulted in higher fixed costs per unit which led to a decline in the gross margin percentage, in spite of lower raw material costs for the first quarter of 1999.

               In chlorovinyls, operating income for the first quarter of 1999 was $11.9 million, a decrease of 27 percent from $16.3 million for the same period in 1998. This decrease was attributable to the maintenance turnarounds and lower pricing throughout the chlorovinyl chain. This was partially offset by improved results from vinyl resins and compounds and lower raw material costs in the first quarter of 1999, as well as the impact of North American Plastics, a manufacturer of flexible vinyl compounds which was acquired in May 1998.

               Operating income from aromatics was $6.6 million for the first quarter of 1999 compared to $20.3 million for the first quarter of 1998. Although raw material costs were lower for the first quarter of 1999, this benefit was more than offset by a significant decline in pricing, particularly for phenol and acetone.

               As a result of continued excess capacity and weakening demand in the global methanol market, Georgia Gulf's methanol plant remained idle during the first quarter of 1999. Georgia Gulf continues to supply customers with purchased methanol. The operating loss for gas chemicals was $4.0 million for the first quarter of 1999 compared with an operating profit of $1.4 million for the same period last year. This loss is attributable to ongoing fixed costs associated with the idled methanol plant and losses related to the buy/resell program.

               Interest expense increased to $7.3 million for the first quarter of 1999, compared with $7.1 million for the same period in 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

               Many of Georgia Gulf's commodity products are expected to face continued pricing pressure during 1999. As management anticipates lower cash flow from operations, investment in capital projects and stock repurchases will be curtailed in order to maintain debt and available credit at manageable levels. Management believes that cash provided by operations and the availability under Georgia Gulf's revolving credit facility will provide sufficient funds to support planned capital expenditures, dividends, working capital fluctuations and debt service requirements.

               For the three months ended March 31, 1999, Georgia Gulf used $4.4 million of cash flow for operating activities as compared with $37.8 million generated during the three months ended March 31, 1998. The "change in operating assets, liabilities and other" category for the first quarter of 1999 included the payment of $24 million in litigation expenses which will be reimbursed by Georgia Gulf's insurance carriers in the second quarter of 1999. Other significant working capital changes included a reduction of inventory attributable in large part to the maintenance turnarounds and an increase in payables due to the timing of payments. Changes in working capital during the first three months of 1998 were primarily attributable to a decrease in inventories offset in part by a lower accounts payable balance and higher accrued income taxes payable due to the timing of payments.

               Debt increased by $11.2 million during the three months ended March 31, 1999, to a level of $470.6 million. This increase resulted from a timing issue related to the payment and reimbursement of certain litigation expenses by Georgia Gulf's insurance carriers. Georgia Gulf had approximately $120.0 million of availability under its $350.0 million revolving credit loan as of March 31, 1999. The revolving credit loan is scheduled to mature March 30, 2000. Management does not anticipate any difficulty in refinancing this debt before its maturity date.

               Capital expenditures for the three months ended March 31, 1999 were down to $4.2 million as compared to $7.6 million for the same 1998 period. Capital expenditures for 1999 will be directed toward certain environmental projects and increased efficiency of existing operations. Georgia Gulf estimates that total capital expenditures for 1999 will approximate $20.0 million.

               Georgia Gulf declared dividends of $0.08 per share or $2.5 million during the first quarter of 1999. As of March 31, 1999, Georgia Gulf had authorization to repurchase up to 5.5 million shares under the current common stock repurchase program.

                      YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

               Georgia Gulf has recognized the need to ensure its operations will not be adversely impacted by the Year 2000 date conversion situation common in many data processing systems. All of Georgia Gulf's financial reporting systems have been acquired or developed within the past seven years. The installation of these systems is complete, and testing indicates these systems are Year 2000 compliant. Process control software also controls the operation of many of Georgia Gulf's plants; this process control software was updated to Year 2000 compliant versions during 1998.

               Georgia Gulf believes its remaining Year 2000 exposure exists primarily in the areas of personal computers and with external partners. The remaining exposure related to the personal computers will be addressed before the end of the first half of 1999. Third parties critical to Georgia Gulf, both suppliers and customers, were contacted during the first quarter of 1999 in order to develop appropriate contingency plans, if necessary. The remaining Year 2000 conversion costs are not expected to be material.

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

               Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

-    changes in the general economy;
- changes in demand for Georgia Gulf's products or increases in overall industry capacity that could affect production volumes and/or pricing;
- changes and/or cyclicality in the industries to which Georgia Gulf's products are sold;
-    availability and pricing of raw materials;
-    technological changes affecting production;
-    difficulty in plant operations and product transportation;
-    governmental and environmental regulations; and
-    other unforseen circumstances.

               A number of these factors are discussed in this Form 10-Q and in Georgia Gulf's other periodic filings with the Securities and Exchange Commission, including Georgia Gulf's annual report on Form 10-K for the year ended December 31, 1998.

               Item 3. Quantitative and Qualitative Disclosures About Market
Risk.

               For a discussion of certain market risks related to Georgia Gulf, see Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no significant developments with respect to the Company's exposure to market risk except for the change in the fair value of interest rate swaps disclosed in note 4 to the financial statements included herein.

PART II.    OTHER INFORMATION.

               Item 1.  Legal Proceedings.

               Georgia Gulf is a party to numerous individual and several class-action lawsuits filed against Georgia Gulf, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on Georgia Gulf's premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of Georgia Gulf's ordinary operations, but instead occurred as a result of an unforeseen chemical reaction. Georgia Gulf presently believes there are approximately 2,000 plaintiffs, of which approximately 650 are workers claiming to have been on-site at the time of the incident. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering, and medical monitoring. The lawsuits were originally filed in Louisiana State Court in Iberville Parish.

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

               Settlements have been reached with a majority of the original workers, including those claimants believed to be the most severely injured, and the settled cases have been or will be dismissed. Additionally, settlements have been reached or are being negotiated with other parties named as defendants whereby such parties have made, or are being requested to make, contributions to the recoveries made by the plaintiffs. Negotiations for the resolution of the remaining claims are continuing.

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


               Item 6.  Exhibits and Reports on Form 8-K.

               a)   No exhibits are required to be filed as part of this Form
                    10-Q.

               b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1999.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GEORGIA GULF CORPORATION
                                             ------------------------
                                             (Registrant)


Date         May 13, 1999                    /s/ Edward A. Schmitt
    -------------------------------          ------------------------------
                                             Edward A. Schmitt
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)




Date         May 13, 1999                    /s/ Richard B. Marchese
    -------------------------------          ----------------------------
                                             Richard B. Marchese
                                             Vice President Finance,
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Financial Officer)