Form 10-Q
period 1999-06-30
GEORGIA GULF CORP /DE/
filed 1999-08-12
CIK 805264

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to

                          Commission File Number 1-9753


                            GEORGIA GULF CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     58-1563799
 ------------------------------                        ---------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


400 PERIMETER CENTER TERRACE, SUITE 595, ATLANTA, GEORGIA        30346
---------------------------------------------------------       ---------
    (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:  (770) 395-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AS OF
    CLASS                                         AUGUST 11, 1999
    -----                                        -----------------
Common Stock, $0.01 par value..............      30,933,924 shares

                            GEORGIA GULF CORPORATION

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX


                                                                                                         PAGE
                                                                                                         NUMBERS
PART I.     FINANCIAL INFORMATION
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998.....................................................................      1

            Condensed Consolidated Statements of Income for the Three and Six
                     Months Ended June 30, 1999 and 1998...............................................     2

            Condensed Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 1999 and 1998...............................................     3

            Notes to Condensed Consolidated Financial Statements as of
                     June 30, 1999 ....................................................................   4-7

   Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.........................................................  8-12

   Item 3. Quantitative and Qualitative Disclosure About Market Risk...................................    13

PART II.    OTHER INFORMATION

   Item 1. Legal Proceedings ..........................................................................    14

   Item 4. Submission of Matters to a Vote of Security Holders ........................................    15

   Item 6. Exhibits and Reports on Form 8-K............................................................    15

SIGNATURES.............................................................................................    16


PART I.     FINANCIAL INFORMATION.

     Item 1. Financial Statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                    JUNE 30,                DECEMBER 31,
                                                      1999                      1998
                                                 --------------           --------------
ASSETS
Cash and cash equivalents                        $          752           $        1,244
Receivables                                              57,741                   61,203
Insurance receivable                                     31,910                    9,030
Inventories                                              72,855                   72,301
Prepaid expenses                                          4,208                    3,562
Deferred income taxes                                     6,492                    6,492
                                                 --------------           --------------
    Total current assets                                173,958                  153,832
                                                 --------------           --------------
Property, plant and equipment, at cost                  690,638                  683,495
    Less accumulated depreciation                       304,417                  282,346
                                                 --------------           --------------
       Property, plant and equipment, net               386,221                  401,149
                                                 --------------           --------------
Goodwill                                                 83,915                   85,154
                                                 --------------           --------------
Other assets                                             32,873                   29,626
                                                 --------------           --------------
Total assets                                     $     676,967            $     669,761
                                                 --------------           --------------
                                                 --------------           --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                $      225,000           $           --
Accounts payable                                         73,287                   66,459
Interest payable                                          2,283                    2,272
Accrued compensation                                      4,716                    6,814
Accrued pension                                             742                      378
Other accrued liabilities                                18,102                   12,833
                                                 --------------           --------------
    Total current liabilities                           324,130                   88,756
                                                 --------------           --------------
Long-term debt                                          224,925                  459,475
                                                 --------------           --------------
Deferred income taxes                                    96,884                   92,649
                                                 --------------           --------------
Stockholders' equity
    Common stock - $0.01 par value                          309                      309
    Additional paid-in capital                              490                       --
    Retained earnings                                    30,229                   28,572
                                                 --------------           --------------
        Total stockholders' equity                       31,028                   28,881
                                                 --------------           --------------
Total liabilities and stockholders' equity       $      676,967           $      669,761
"
                                                 --------------           --------------
                                                 --------------           --------------
Common shares outstanding                            30,930,154               30,883,754
                                                 --------------           --------------
                                                 --------------           --------------

            See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                      -------------------------------         ------------------------------
                                                          1999              1998                  1999               1998
                                                          ----              ----                  ----               ----
Net sales                                             $  191,472         $   225,555          $   379,060       $   458,260
                                                      ------------       ------------         ------------      ------------
Operating costs and expenses
     Cost of sales                                         168,031            180,992              333,963           368,691
     Selling and administrative                              9,674             10,447               20,016            21,192
          Total operating costs and expenses               177,705            191,439              353,979           389,883
                                                      ------------       ------------         ------------      ------------
Operating income                                            13,767             34,116               25,081            68,377
Other income (expense)
        Interest, net                                      (7,359)            (7,703)             (14,682)          (14,829)
                                                      ------------       ------------         ------------      ------------
Income before income taxes                                   6,408             26,413               10,399            53,548
Provision for income taxes                                   2,338              9,907                3,795            20,086
                                                      ------------       ------------         ------------      ------------
Net income                                            $     4,070        $    16,506          $     6,604       $    33,462
                                                      ------------       ------------         ------------      ------------
                                                      ------------       ------------         ------------      ------------
Basic earnings per share                              $      0.13        $      0.52          $      0.21       $      1.05
                                                      ------------       ------------         ------------      ------------
                                                      ------------       ------------         ------------      ------------
Diluted earnings per share                            $      0.13        $      0.52          $      0.21       $      1.04
                                                      ------------       ------------         ------------      ------------
                                                      ------------       ------------         ------------      ------------
Weighted average common shares
   Basic                                                30,922,192         31,603,716           30,910,525        32,018,855
                                                      ------------       ------------         ------------      ------------
                                                      ------------       ------------         ------------      ------------
   Diluted                                              31,032,475         31,799,781           31,032,917        32,263,111
                                                      ------------       ------------         ------------      ------------
                                                      ------------       ------------         ------------      ------------


            See notes to condensed consolidated financial statements.

                    GEORGIA GULF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         --------------------------------
                                                            1999                1998
                                                            ----                ----
Cash flows from operating activities:
   Net income                                            $     6,604           $   33,462
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                        23,662               22,235
         Change in operating assets, liabilities and
            other, net of effects of acquisition             (9,478)                8,131
                                                         -----------           ----------
Net cash provided by operating activities                     20,788               63,828
                                                         -----------           ----------
Cash flows from financing activities:
   Long-term debt proceeds                                   115,000              156,800
   Long-term debt payments                                 (124,550)             (58,000)
   Proceeds from issuance of common stock                        359                1,212
   Purchase and retirement of common stock                        --             (44,152)
   Dividends paid                                            (4,946)              (5,089)
                                                         -----------           ----------
Net cash provided by (used in) financing activities         (14,137)               50,771
                                                         -----------           ----------
Cash flows from investing activities:
   Capital expenditures                                      (7,143)             (12,927)
   Acquisition, net of cash acquired                              --             (99,902)
                                                         -----------           ----------
Net cash used in investing activities                        (7,143)            (112,829)
                                                         -----------           ----------
Net change in cash and cash equivalents                        (492)                1,770
Cash and cash equivalents at beginning of period               1,244                1,621
                                                         -----------           ----------
                                                         $       752           $    3,391
Cash and cash equivalents at end of period
                                                         -----------           ----------
                                                         -----------           ----------


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

     Operating results for Georgia Gulf for the three- and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENT

     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 can not be applied retroactively. Management has not yet quantified the impacts of adopting SFAS No. 133 on the Company's financial statements.

NOTE 3: INVENTORIES

     The major classes of inventories were as follows (in thousands):

                                    June 30,    December 31,
                                     1999         1998
                                   ---------    -----------
Raw materials and supplies         $ 36,957      $ 26,462
Finished goods                       35,898        45,839
                                   --------      --------
                                   $ 72,855      $ 72,301
                                   --------      --------
                                   --------      --------

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

     Georgia Gulf does not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used by the Company to manage interest costs on certain portions of the Company's long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of June 30, 1999, and December 31, 1998, interest rate swap agreements were the only form of derivative financial instruments outstanding. The fair value of these swap agreements as of June 30, 1999 and December 31, 1998 was a payable of $187,000 and $6,412,000, respectively.

NOTE 5: EARNINGS PER SHARE

     The numerator in basic and diluted earnings per share computations is reported net income.

     The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income (in thousands):


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                               -----------------------------   -------------------------------
                                                 1999           1998            1999        1998
                                                 ----           ----            ----        -----
Weighted average common shares - basic           30,922         31,604            30,911    32,019
 Plus incremental shares from
    assumed conversions:
      Options                                        93            196               102       244
      Employee stock purchase plan rights            17             --                20        --
                                                    ------      ------            ------    ------

Weighted average common shares - diluted            31,032      31,800            31,033    32,263
                                                    ------      ------            ------    ------
                                                    ------      ------            ------    ------

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

                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                         JUNE 30,                        JUNE 30,
                                     ------------------               ----------------
                                   1999           1998             1999           1998
                                   ----           ----             ----           ----
Segment net sales:
  Chlorovinyls                   $  132,462     $   133,475     $  253,270     $  260,299
  Aromatics                          48,252          81,334        106,708        169,896
  Gas chemicals                      10,758          10,746         19,082         28,065
                                 ----------     -----------     ----------     ----------

Net sales                        $  191,472     $   225,555     $  379,060     $  458,260
                                 ----------     -----------     ----------     ----------
                                 ----------     -----------     ----------     ----------
Segment operating income:
  Chlorovinyls                   $   15,325     $    22,717     $   27,218     $   39,002
  Aromatics                           3,588          20,107         10,237         40,454
  Gas chemicals                     (2,990)         (4,549)        (7,013)        (3,170)
  Corporate and general
    plant services                  (2,156)         (4,159)        (5,361)        (7,909)
                                 ----------     -----------     ----------     ----------
Total operating                  $   13,767     $    34,116     $   25,081     $   68,377
  income
                                 ----------     -----------     ----------     ----------
                                 ----------     -----------     ----------     ----------

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

INDUSTRY OVERVIEW

     Georgia Gulf manufactures and markets products through two highly integrated lines categorized into chlorovinyls and aromatic chemicals; and also a third product line, methanol, a natural gas chemical. The Company's chlorovinyl products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; the Company's primary aromatic chemical products include cumene, phenol and acetone.

     For chlorovinyls, increased domestic chlorine/caustic capacity in the first half of 1999, together with additional capacity scheduled to come on line later this year and in 2000, have resulted in a significant decline in pricing for co-products, chlorine and caustic soda, from prior year levels. Recent strengthening in the PVC resin market has resulted in a stronger demand for chlorine while continued weakness in the pulp and paper industry has reduced the demand for caustic soda. In the first half of 1999, the combination of increased capacity and higher chlorine demand has led to a further deterioration in caustic soda pricing. Georgia Gulf consumes most of its chlorine production internally in the manufacture of VCM, which is further processed into PVC resins and compounds. The PVC resin market continued to recover in the second quarter of 1999 as a surge in demand resulted in a sold out market for much of the quarter. Upward pricing trends are expected to continue as no new domestic resin capacity is expected for the next several years. The market demand for PVC compounds, which are more specialized products, has remained strong in early 1999, benefitting from the continued good overall domestic business environment.

     For aromatics, cumene prices increased during the second quarter of 1999 following the price trends for raw materials benzene and propylene. However, prices were basically flat as compared to the second quarter last year. Industry operating rates for cumene are estimated to be around 80 percent as the industry continues to absorb capacity expansions added during the last several years. Phenol industry operating rates were high in the first half of 1999. Although demand for phenol was strong due to continued strength in the polycarbonate and phenolic resin markets, prices declined significantly from the prior year in anticipation of large capacity increases scheduled for the second half of 1999 and 2000. Although demand for phenol's co-product, acetone, recently began to strengthen, prices are still considerably lower than in the second quarter and first half of 1998.

     The methanol market continues to suffer from overcapacity as significant increases in global supply have created an imbalance between supply and demand. As a result, several domestic methanol producers, including Georgia Gulf, have idled their methanol plants. While these shutdowns, which began in 1998, have resulted in a supply contraction and an increase in spot prices during the first half of 1999, several new overseas methanol plants are scheduled to start-up later this year. This additional supply will add further pressure on sales prices in the future.

SECOND QUARTER OF 1999 COMPARED WITH THE SECOND QUARTER OF 1998

     For the second quarter ended June 30, 1999, diluted earnings per share were $0.13 on net income of $4.1 million and net sales of $191.5 million. This compares with diluted earnings per share of $0.52, net income of $16.5 million and net sales of $225.6 million for the second quarter of 1998.

     Operating income for the second quarter of 1999 was $13.8 million, a decrease of 60 percent from $34.1 million for the same period in 1998. The average sales price of Georgia Gulf's products declined 5 percent for the period-to-period comparison as almost all products experienced lower pricing. Raw material prices were slightly higher during the second quarter of 1999 which further reduced margins. Additionally, total sales volumes declined by 10 percent for the period-to-period comparison.

     In chlorovinyls, operating income for the second quarter of 1999 was $15.3 million, a decrease of 33 percent from the same period in 1998. With the exception of VCM, pricing was down for all chlorovinyl products in the second quarter of 1999 as compared to the second quarter of 1998. The significant decline in caustic soda pricing was primarily responsible for the decline in operating income; however, higher ethylene raw material prices also contributed to lower results for 1999.

     Operating income from aromatics was $3.6 million for the second quarter of 1999 compared to $20.1 million for the second quarter of 1998. Although raw material costs were lower for the second quarter of 1999, this benefit was more than offset by a significant decline in pricing, particularly for phenol and acetone.

     As a result of continued excess capacity and weakening demand in the global methanol market, Georgia Gulf's methanol plant remained idle during the second quarter of 1999. Georgia Gulf continues to supply customers with purchased methanol. The operating loss for gas chemicals was $3.0 million for the second quarter of 1999 compared with an operating loss of $4.5 million for the same period last year when the methanol plant was operating. The loss for the second quarter of 1999 is attributable to ongoing fixed costs associated with the idled methanol plant and losses related to the buy/resell program.

     Interest expense decreased to $7.4 million for the second quarter of 1999, compared with $7.7 million for the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

     For the six months ended June 30, 1999, diluted earnings per share were $0.21 on net income of $6.6 million and sales of $379.1 million. This compares with diluted earnings per share of $1.04, net income of $33.5 million and sales of $458.3 million for the first six months of 1998.

     Operating income for the first six months of 1999 was $25.1 million, a decrease of 63 percent from $68.4 million for the same period in 1998. Total sales volumes declined 10 percent over the prior year for the six-month comparison. Average sales price declined by 9 percent when comparing the two periods. Although lower raw material prices helped offset a portion of the decline in average sales price, the net result was a lower profit margin.

     In chlorovinyls, operating income for the first half of 1999 was $27.2 million, a decrease of 30 percent from $39.0 million for the same period last year. Lower sales prices, particularly for caustic soda and vinyl resins, in the first half of 1999, more than offset lower raw material costs and improved results from vinyl compounds, as well as the impact of North American Plastics which was acquired in May 1998.

     Operating income from aromatics was $10.2 million for the first six months of 1999 as compared to $40.5 million for the same period in 1998. Lower raw material prices in the first half of 1999 were unable to offset lower sales prices, particularly for phenol and acetone. Cumene production rates and sales volumes were lower in the first half of 1999 as cumene remains in an over-supplied position.

     Georgia Gulf's methanol plant remained idled during the first half of 1999. The operating loss for gas chemicals was $7.0 million for the first six months of 1999 compared with an operating loss of $3.2 million for the same period last year when the methanol plant was operating. The loss for the first half of 1999 is attributable to ongoing fixed costs associated with the idled methanol plant and losses related to the buy/resell program.

     Interest expense decreased to $14.7 million for the first six months of 1999, compared with $14.8 million for the same period in 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

     Many of Georgia Gulf's commodity products have faced continued pricing pressure during 1999. As management anticipates lower cash flow from operations, investment in capital projects and stock repurchases will continue to be curtailed in order to maintain debt and available credit at manageable levels. Management believes that cash provided by operations and the availability under Georgia Gulf's revolving credit facility will provide sufficient funds to support planned capital expenditures, dividends, working capital fluctuations and debt service requirements.

     For the six months ended June 30, 1999, Georgia Gulf generated $20.8 million of cash flow from operating activities as compared with $63.8 million during the six months ended June 30, 1998. The "change in operating assets, liabilities and other" category for the first six months of 1999 included the payment of $22.9 million in litigation expenses which are expected to be reimbursed by

Georgia Gulf's insurance carriers in the third quarter of 1999. Other significant working capital changes included increases in accounts payable and accrued liabilities due to timing of payments. Changes in working capital during the first six months of 1998 were primarily attributable to a decrease in inventories offset by lower accounts payable.

     Debt decreased by $9.6 million during the six months ended June 30, 1999, to a level of $449.9 million. Georgia Gulf had approximately $135.0 million of availability under its $350.0 million revolving credit loan as of June 30, 1999. The revolving credit loan is scheduled to mature March 30, 2000. Management anticipates refinancing this debt before its maturity date.

     Capital expenditures for the six months ended June 30, 1999 were down to $7.1 million as compared to $12.9 million for the same 1998 period. Capital expenditures for 1999 will be directed toward certain environmental projects and increased efficiency of existing operations. Georgia Gulf estimates that total capital expenditures for 1999 will approximate $20.0 million.

     Georgia Gulf declared dividends of $0.16 per share or $4.9 million during the first half of 1999. As of June 30, 1999, Georgia Gulf had authorization to repurchase up to 5.5 million shares under the current common stock repurchase program.

                      YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     Georgia Gulf has recognized the need to ensure its operations will not be adversely affected by the Year 2000 date conversion situation common in many data processing systems.

     Georgia Gulf believes that all mission critical financial reporting and plant systems, hardware and software are currently Year 2000 compliant. The remaining plant systems waiting for final review are classified as low-risk and generally record but do not process dates for either controlling or calculation purposes. None of the critical third-parties contacted by Georgia Gulf, both suppliers and customers, have indicated any anticipation of major difficulties handling Year 2000 issues.

     Georgia Gulf will continue monitoring its Year 2000 compliance efforts to ensure its compliant status. Expenses related to Year 2000 compliance efforts were not material.

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

     Settlements have been reached with a majority of the original workers, including those claimants believed to be the most severely injured. Cases for 130 plaintiffs have been dismissed and another 832 plaintiff cases are pending dismissal before the court. Additionally, settlements have been reached or are being negotiated with other parties named as defendants whereby such parties have made, or are being requested to make, contributions to the recoveries made by the plaintiffs. Negotiations for the resolution of the remaining claims are continuing.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held May 18, 1999 in Atlanta, Georgia for the following purposes: (i) to elect two directors to serve for a term of three years, and (ii) to consider and take action upon the ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ending December 31, 1999.

     The results of the voting by stockholders at the annual meeting were as follows:

                                                                      BROKER NON-VOTES
    DIRECTORS                        FOR              WITHHELD         OR ABSTENTIONS
------------------------             ---              --------        ----------------
James R. Kuse                      26,233,160          808,014              0
Charles T. Harris III              26,582,861          458,313              0

     In addition, the terms of the following directors continued after the meeting:

         John D. Bryan
         Dennis M. Chorba
         Jerry R. Satrum
         Edward A. Schmitt
         Edward S. Smith

     The selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 1999, was ratified by the following votes:

          FOR             AGAINST        ABSTAIN       BROKER NON-VOTES
          ---             -------        -------       ----------------
         26,954,624       80,785          5,765              0

     Item 6. Exhibits and Reports on Form 8-K.

     a)   No exhibits are required to be filed as part of this Form 10-Q.

     b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        GEORGIA GULF CORPORATION
                                        ----------------------------------------
                                        (Registrant)


Date AUGUST 11, 1999                    /s/ EDWARD A. SCHMITT
     -----------------------            ----------------------------------------
                                        Edward A. Schmitt
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


Date AUGUST 11, 1999                    /s/ RICHARD B. MARCHESE
     -----------------------            ----------------------------------------
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




                                        GEORGIA GULF CORPORATION
                                        ----------------------------------------
                                        (Registrant)


Date AUGUST 11, 1999
     -----------------------            ----------------------------------------
                                        Edward A. Schmitt
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)




Date AUGUST 11, 1999
     -----------------------            ----------------------------------------
                                        Richard B. Marchese
                                        Vice President Finance,
                                        Chief Financial Officer and
                                        Treasurer
                                        (Principal Financial Officer)