Form 10-Q
period 1999-09-30
GEORGIA GULF CORP /DE/
filed 1999-10-28
CIK 805264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to

                         Commission File Number 1-9753

                            ------------------------

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

            Address of principal executive offices)      (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AS OF
                          CLASS                             OCTOBER 18, 1999
                          -----                             -----------------
Common Stock, $0.01 par value                               30,966,774 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                PAGE
                                                              NUMBERS
PART I. FINANCIAL INFORMATION                                 --------
  Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of
            September 30, 1999 and December 31, 1998........       1

          Condensed Consolidated Statements of Income for
            the Three and Nine Months Ended September 30,
            1999 and 1998...................................       2

          Condensed Consolidated Statements of Cash Flows
            for the Nine Months
            Ended September 30, 1999 and 1998...............       3

          Notes to Condensed Consolidated Financial
            Statements as of
            September 30, 1999..............................     4-7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............    8-12

  Item 3.  Quantitative and Qualitative Disclosure About
    Market Risk.............................................      12

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................      13

  Item 6.  Exhibits and Reports on Form 8-K.................      13

SIGNATURES..................................................      14

PART I.   FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Cash and cash equivalents...................................   $     3,213    $     1,244
Receivables.................................................        63,657         60,964
Insurance receivable........................................           419          9,030
Inventories.................................................        67,755         69,339
Prepaid expenses............................................         2,785          2,227
Deferred income taxes.......................................         6,492          6,492
                                                               -----------    -----------
  Total current assets......................................       144,321        149,296
                                                               -----------    -----------
Property, plant and equipment, at cost......................       666,261        656,527
  Less accumulated depreciation.............................      (300,337)      (268,334)
                                                               -----------    -----------
    Property, plant and equipment, net......................       365,924        388,193
                                                               -----------    -----------
Goodwill....................................................        83,295         85,154
                                                               -----------    -----------
Other assets................................................        33,133         29,626
                                                               -----------    -----------
Net assets of discontinued operations.......................         3,532         13,319
                                                               -----------    -----------
Total assets................................................   $   630,205    $   665,588
                                                               ===========    ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $    78,963    $    65,270
Interest payable............................................         4,316          2,272
Accrued taxes, other than income............................         8,896          2,355
Accrued compensation........................................         4,962          6,814
Other accrued liabilities...................................        11,421         10,856
                                                               -----------    -----------
  Total current liabilities.................................       108,558         87,567
                                                               -----------    -----------
Long-term debt..............................................       396,525        459,475
                                                               -----------    -----------
Deferred income taxes.......................................        90,861         89,665
                                                               -----------    -----------
Stockholders' equity
  Common stock--$0.01 par value.............................           309            309
  Additional paid-in capital................................           602             --
  Retained earnings.........................................        33,350         28,572
                                                               -----------    -----------
    Total stockholders' equity..............................        34,261         28,881
                                                               -----------    -----------
Total liabilities and stockholders' equity..................   $   630,205    $   665,588
                                                               ===========    ===========
Common shares outstanding...................................    30,944,574     30,883,754
                                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
Net sales.................................  $   213,277   $   208,517   $   573,253   $   638,713
                                            -----------   -----------   -----------   -----------
Operating costs and expenses
  Cost of sales...........................      175,302       161,883       487,122       503,698
  Selling and administrative..............        9,288        11,964        29,206        33,059
                                            -----------   -----------   -----------   -----------
    Total operating costs and expenses....      184,590       173,847       516,328       536,757
                                            -----------   -----------   -----------   -----------
Operating income..........................       28,687        34,670        56,925       101,956
Other expense
  Loss on interest rate hedge agreement...           --         9,500            --         9,500
  Interest, net...........................        7,037         8,053        21,719        22,882
                                            -----------   -----------   -----------   -----------
Income from continuing operations before
  income taxes............................       21,650        17,117        35,206        69,574
Provision for income taxes................        7,903         6,278        12,850        25,965
                                            -----------   -----------   -----------   -----------
Income from continuing operations.........  $    13,747   $    10,839   $    22,356   $    43,609
                                            -----------   -----------   -----------   -----------
Discontinued Operations
  (Loss) earnings from discontinued
    operations, net of tax................  $      (520)  $      (664)  $    (2,525)  $        28
  Loss on disposal of discontinued
    operations, net of tax................       (7,631)           --        (7,631)           --
                                            -----------   -----------   -----------   -----------
Net income................................  $     5,596   $    10,175   $    12,200   $    43,637
                                            ===========   ===========   ===========   ===========
Earnings (loss) per share:
  Basic
    Continuing operations.................  $      0.44   $      0.35   $      0.72   $      1.38
    Discontinued operations...............        (0.26)        (0.02)        (0.33)           --
                                            -----------   -----------   -----------   -----------
                                            $      0.18   $      0.33   $      0.39   $      1.38
                                            ===========   ===========   ===========   ===========
  Diluted
    Continuing operations.................  $      0.44   $      0.35   $      0.72   $      1.36
    Discontinued operations...............        (0.26)        (0.02)        (0.33)           --
                                            -----------   -----------   -----------   -----------
                                            $      0.18   $      0.33          0.39   $      1.36
                                            ===========   ===========   ===========   ===========
Weighted average common shares
  Basic...................................   30,936,764    31,047,468    30,919,368    31,691,501
  Diluted.................................   31,068,452    31,287,379    31,004,457    32,044,014

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  12,200   $  43,637

  Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:

      Depreciation and amortization.........................     34,392      32,594

      Provision for deferred income taxes...................      1,196      10,916

      Loss on disposal of discontinued operations, net......      7,631          --

      Loss (earnings) on discontinued operations, net.......      2,525         (28)

      Change in operating assets, liabilities and other.....     24,053      22,756
                                                              ---------   ---------
Net cash provided by continuing operations..................     81,997     109,875
Net cash (used in) provided by discontinued operations......       (369)      2,934
                                                              ---------   ---------
Net cash provided by operating activities...................     81,628     112,809
                                                              ---------   ---------
Cash flows from financing activities:

  Long-term debt proceeds...................................    115,000     180,300
  Long-term debt payments...................................   (177,950)   (110,000)
  Proceeds from issuance of common stock....................        471       1,377
  Purchase and retirement of common stock...................         --     (55,002)
  Dividends paid............................................     (7,422)     (7,561)
                                                              ---------   ---------
Net cash (used in) provided by financing activities.........    (69,901)      9,114
                                                              ---------   ---------
Cash flows from investing activities:

  Capital expenditures......................................     (9,758)    (20,148)
  Acquisition, net of cash acquired.........................         --     (99,902)
                                                              ---------   ---------
Net cash used in investing activities.......................     (9,758)   (120,050)
                                                              ---------   ---------
Net change in cash and cash equivalents.....................      1,969       1,873
Cash and cash equivalents at beginning of period............      1,244       1,621
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $   3,213   $   3,494
                                                              =========   =========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

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

    Operating results for Georgia Gulf for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 3: DISCONTINUED OPERATIONS

    On September 2, 1999, the Company announced its decision to exit the methanol business at the end of 1999. In connection with the discontinuance of the methanol business, Georgia Gulf incurred a one-time charge of $7.6 million (net of taxes) related to the write-off of the methanol plant assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. Georgia Gulf will fulfill customer contracts with purchased methanol until December 31, 1999. The methanol plant remains idle and management intends to dismantle the facility at some time in the future. A number of methanol sales contracts have been assigned and Georgia Gulf's customer list has been sold. Net proceeds from the sale of the methanol railcars, customer list and other discontinued plant assets are estimated at $2.9 million. The disposition of the methanol operations represents the disposal of a business segment under APB Opinion No. 30. Accordingly, results of these operations have been classified as discontinued and prior periods have been restated, including the reallocation of fixed overhead charges to other business segments. For business segment reporting purposes, the methanol business results were previously classified as the segment "Gas Chemicals".

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTE 3: DISCONTINUED OPERATIONS (CONTINUED)
    Net sales and income from discontinued operations are as follows (in thousands):

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------
Net sales..............................  $  9,710   $11,948    $ 26,181   $40,012
                                         ========   =======    ========   =======
Pretax (loss) income from discontinued
  operations...........................  $   (819)  $(1,048)   $ (3,976)  $    45
Loss on disposal of business segment...   (12,017)       --     (12,017)       --
Income tax benefit (expense)...........     4,685       384       5,837       (17)
                                         --------   -------    --------   -------
Net (loss) income from discontinued
  operations...........................  $ (8,151)  $  (664)   $(10,156)  $    28
                                         ========   =======    ========   =======

    Net assets of discontinued operations were as follows (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1998
                                                      -------------   ------------
Current assets......................................     $ 9,023         $ 4,536
Property, plant, and equipment, net.................          --          12,956
Current liabilities.................................      (2,576)         (1,189)
Long term liabilities...............................      (2,915)         (2,984)
                                                         -------         -------
Net assets of discontinued operations...............     $ 3,532         $13,319
                                                         =======         =======

NOTE 4: INVENTORIES

    The major classes of inventories were as follows (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1998
                                                      -------------   ------------
Raw materials and supplies..........................     $37,074         $26,462
Finished goods......................................      30,681          42,877
                                                         -------         -------
                                                         $67,755         $69,339
                                                         =======         =======

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

    Georgia Gulf has two interest rate swap agreements for a total notional amount of $100,000,000 maturing in June 2002 to fix the interest rate on a term loan. Also, the Company has an interest rate swap agreement for a notional amount of $100,000,000 as a cash flow hedge for a cogeneration facility operating lease agreement. This interest rate swap agreement will mature
August 2002.

    In June 1998, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of $200,000,000 of long-term bonds. Shortly after the filing, the Company entered into an agreement to lock-in interest rates on a portion of the long-term bonds. During the third quarter, treasury yields plunged to their lowest levels in thirty years, while at the same time, investors' preference for treasury bonds and reluctance to buy corporate bonds limited the Company's ability to

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) issue longer-term bonds. As a result, the Company's plans to issue long-term bonds were postponed indefinitely and the interest rate lock agreements were terminated, resulting in a pre-tax loss of $9,500,000 in the third quarter of 1998.

    Georgia Gulf does not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used by the Company to manage interest costs on certain portions of the Company's long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of September 30, 1999, and December 31, 1998, interest rate swap agreements were the only form of derivative financial instruments outstanding. The fair value position of these swap agreements as of September 30, 1999 and December 31, 1998 was a receivable of $410,000 and a payable of $6,412,000, respectively.

NOTE 6: EARNINGS PER SHARE

    The numerator in basic and diluted earnings per share computations is reported net income and income from continuing and discontinued operations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income (in thousands):

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                1999       1998       1999       1998
                                              --------   --------   --------   --------
Weighted average common shares--basic.......   30,936     31,047     30,919     31,692
Plus incremental shares from assumed
  conversions:
  Options...................................       99        165         61        242
  Employee stock purchase plan rights.......       33         75         24        110
                                               ------     ------     ------     ------
Weighted average common shares--diluted.....   31,068     31,287     31,004     32,044
                                               ======     ======     ======     ======

NOTE 7: SEGMENT INFORMATION

    SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" became effective for fiscal year 1998 and for all succeeding interim reporting periods. In accordance with the requirements of SFAS No. 131, the Company has identified two reportable segments through which it conducts its operating activities: chlorovinyls and aromatics. These two segments reflect the organization used by Company management for internal reporting. The chlorovinyls segment is a highly integrated chain of products which includes chlorine, caustic soda, vinyl chloride monomer and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone. A third product segment, gas chemicals, which included methanol, was discontinued in the third quarter of 1999.

    Earnings of industry segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, and income and expense items

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTE 7: SEGMENT INFORMATION (CONTINUED)
reflected as "other income (expense)" on the Company's consolidated statements of income. Intersegment sales and transfers are insignificant.

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      -------------------   -------------------
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
Segment net sales:
  Chlorovinyls......................  $155,121   $130,636   $408,391   $390,936
  Aromatics.........................    58,156     77,881    164,862    247,777
                                      --------   --------   --------   --------
Net sales...........................  $213,277   $208,517   $573,253   $638,713
                                      ========   ========   ========   ========
Segment operating income:
  Chlorovinyls......................  $ 28,414   $ 18,832   $ 52,796   $ 54,591
  Aromatics.........................     3,682     19,842     12,899     59,278
  Corporate and general plant
    services........................    (3,409)    (4,004)    (8,770)   (11,913)
                                      --------   --------   --------   --------
Total operating income..............  $ 28,687   $ 34,670   $ 56,925   $101,956
                                      ========   ========   ========   ========

NOTE 8: ACQUISITION OF NORTH AMERICAN PLASTICS, INC.

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

    The Stock was acquired in exchange for net cash consideration of $99,902,000 plus the assumption of $500,000 in debt. The cash portion of the acquisition was financed with proceeds from the Company's existing revolving credit facility. The transaction was accounted for as a purchase and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by approximately $86,725,000. This excess was allocated to goodwill and is being amortized on a straight-line basis over a period of 35 years. The results of operations of the acquired business have been included in Georgia Gulf's condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

NOTE 9: ACQUISITION OF VINYLS BUSINESS OF CONDEA VISTA

    On August 30, 1999, the Company announced that it signed a definitive agreement to acquire the vinyls business of CONDEA Vista Company for approximately $270 million. The purchase includes substantially all of the assets and the net working capital of the vinyls business as of the closing date. The Company will finance the acquisition with a combination of new debt and a refinancing of certain existing credit facilities and expects to complete the transaction in the fourth quarter of 1999. The acquisition will be accounted for by the purchase method of accounting for business combinations as of the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

    Georgia Gulf is a leading manufacturer and marketer of two highly integrated chemical lines, chlorovinyls and aromatics. The Company's chlorovinyl products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; the Company's primary aromatic chemical products include cumene, phenol and acetone. On September 2, 1999, Georgia Gulf announced its decision to exit the methanol business at the end of the year.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

    NET SALES. Net sales for the quarter ended September 30, 1999 were $213.2 million, a gain of 2 percent compared to $208.5 million for the same period in 1998. This gain was due to an increase of the overall average selling price of 13 percent offset in part by a decline in sales volumes of 10 percent.

    Net sales of chlorovinyls for the third quarter of 1999 were $155.1 million, an increase of 19 percent compared to $130.6 million in the third quarter of 1998. This increase was the result of a 22 percent increase in average selling prices, offset in part by a 6 percent decline in sales volumes. Strong demand for vinyl products, particularly VCM and PVC resins, resulted in higher average selling prices which were partially offset by a 60 percent decrease in caustic soda pricing. Contributing to lower sales volumes were chlorine, caustic soda and PVC resins, offset in part by an increase in PVC compound sales volumes. Additionally, chlorovinyls segment benefited from increased electricity sales during certain peak demand periods in the third quarter of 1999.

    Net sales of aromatics for the third quarter of 1999 were $58.2 million, a decrease of 25 percent compared to $77.9 million for the same period in 1998. This decrease was the result of a 15 percent decrease in sales volume and a 13 percent decline in prices. Lower cumene sales volumes were partially offset with an increase in cumene selling prices. Phenol prices decreased 29 percent from the prior year period, resulting from new capacity additions creating an oversupply of phenol.

    COST OF SALES. Cost of sales for the third quarter of 1999 was $175.3 million, an increase of 8 percent compared to $161.9 million in 1998. This increase was due to an increase in prices for all major raw materials. As a percentage of sales, cost of sales increased to 82.2 percent in the third quarter of 1999 compared to 77.6 percent in the third quarter of 1998. This increase in cost of sales as a percentage of net sales was due to higher raw material costs along with reduced operating rates and the reallocation of ongoing fixed charges which were previously allocated to the discontinued methanol business.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9.3 million for the three months ended
September 30, 1999, a decrease of 22 percent from the same period in 1998. This decrease was attributable to a reduction in employee headcount and lower legal and environmental expenditures.

    OPERATING INCOME. Operating income in the third quarter of 1999 was $28.7 million, a decrease of 17 percent compared to $34.7 million in the third quarter of 1998. This decrease was the result of lower operating income in aromatics offset in part by an increase in operating income for chlorovinyls. Chlorovinyls operating profit for the third quarter of 1999 was $28.4 million, an increase of 51 percent compared to $18.8 million for the same period in 1998. This increase was due to average selling price increases outpacing raw material price increases and the sale of electricity during peak demand periods, which resulted in a $4.7 million contribution to operating income. Our aromatics operating profit for the third quarter of 1999 was $3.7 million, a decrease of 81 percent compared to $19.8 million in 1998. This decrease was due to lower operating rates, lower cumene sales volume, increased raw material costs and a decrease in the selling price for phenol. Operating income as a percentage of net sales declined to 13.5 percent of sales in the third quarter of 1999 from 16.6 percent for the same period last year. This decrease was the result of higher raw material costs across all product lines and reduced pricing in aromatics, which together outpaced average selling price increases in chlorovinyls resulting in reduced overall margins.

    OTHER EXPENSES. During the third quarter of 1998, Georgia Gulf incurred other expenses of $9.5 million ($6.0 million net of taxes) related to the termination an interest rate hedge agreement.

    NET INTEREST EXPENSE. Interest expense decreased to $7.0 million for the quarter ended September 30, 1999 compared with $8.1 million for the same period in 1998. This decrease was attributable to lower average outstanding debt balances during the third quarter of 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $7.9 million for the third quarter of 1999, an increase of 25 percent compared to $6.3 million in 1998. Our effective tax rate in the third quarter of 1999 was 36.5 percent compared to 36.7 percent for the same period in 1998.

    INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the third quarter of 1999 was $13.7 million, an increase of 27 percent compared to $10.8 million for the third quarter of 1998. This increase was a result of the termination of the interest rate hedge agreement and higher interest expense in the third quarter of 1998, offset by lower operating income for 1999.

    (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS. Discontinued methanol operations incurred a net loss of $0.5 million for the third quarter of 1999 as compared to a net loss of $0.7 million for the third quarter of 1998. Additionally, during the third quarter of 1999, Georgia Gulf recognized a one-time charge of $7.6 million, net of taxes, in connection with the write-off of certain methanol assets and estimated future losses on servicing the remaining methanol contracts through the end of the year.

    NET INCOME. Net income in the third quarter of 1999 was $5.6 million, a decrease of 45 percent compared to $10.2 million in the third quarter of 1998. This decrease was due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

    NET SALES. For the nine months ended September 30, 1999, Georgia Gulf reported net sales of $573.3 million, a decrease of 10 percent compared to $638.7 million for the same period in 1998. This decrease was primarily attributable to a decline in sales volumes of 10 percent and lower average selling prices for most products.

    Net sales for chlorovinyls were $408.4 million for the nine months ended September 30, 1999, an increase of 4 percent from $390.9 million for the same period of 1998. Sales volumes for PVC compounds, including a full nine months of sales for North American Plastics acquired in May 1998, were 40 percent higher in 1999 compared to the same period in 1998. These increased sales volumes, higher VCM average selling prices and the additional electricity sales were partially offset by a 44 percent decline in caustic soda average selling prices and an 18 percent reduction in caustic soda sales volumes.

    Net sales for aromatics for the nine months ended September 30, 1999 were $164.9 million, a decrease of 33 percent from $247.8 million for the same period last year. This decrease was primarily attributable to a 48 percent decrease in cumene sales volumes and lower average selling sales prices for all aromatic products for the nine month comparison. Price declines in aromatics were attributable to a 34 percent decrease in phenol average selling prices resulting from market positioning in anticipation of significant capacity expansions and a 26 percent decrease in acetone average selling prices resulting from increased production attributable to higher phenol demand.

    COST OF SALES. Cost of sales for the nine months ended September 30, 1999 was $487.1 million, a decrease of 3 percent compared to $503.7 million in 1998. This decrease was due to lower production volume partially offset by an increase in ethylene prices. As a percentage of net sales, cost of sales increased to
85.0 percent for the first nine months of 1999 compared to 78.9 percent for the first nine months of 1998. This increase in cost of sales as a percentage of net sales was due to higher ethylene costs and lower average selling prices for most products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $29.2 million for the nine months ended September 30, 1999, a decrease of 12 percent from $33.1 million in the same period of 1998. This decrease was due to lower expenses from profit sharing plans and decreased legal and environmental expenses.

    OPERATING INCOME. Operating income for the nine months ended September 30, 1999 was $56.9 million, a decrease of 44 percent compared to $102.0 million for the same period last year. This decrease was the result of lower operating income in both chlorovinyls and aromatics. Chlorovinyls operating income for the first nine months of 1999 was $52.8 million, a decrease of 3 percent compared to $54.6 million for the same period in 1998. This decrease was attributable to overall sales volume decreases, reduced caustic soda average selling prices and increases in ethylene costs which were partially offset by increased VCM sales prices, the sale of electricity during peak demand periods and the inclusion of North American Plastics for the full nine-month period. Aromatics operating income for the nine months ended September 30, 1999 was $12.9 million, a decrease of 78 percent compared to $59.3 million for the first nine months of 1998. This decrease in operating income was due to lower prices for phenol and acetone. As a percentage of net sales, operating income decreased to
9.9 percent of sales in the first nine months of 1999 compared to 16.0 percent in 1998. This decrease in operating income as a percentage of net sales was primarily the result of lower average selling prices and increased prices for ethylene.

    OTHER EXPENSES. During the third quarter of 1998, Georgia Gulf incurred other expenses of $9.5 million, $6.0 million net of taxes, related to the termination of an interest rate hedge agreement.

    NET INTEREST EXPENSE. Interest expense decreased to $21.7 million for the quarter ended September 30, 1999 compared with $22.9 million for the same period in 1998. This decrease was attributable to lower average outstanding debt balances during the first nine months of 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $12.9 million for the nine months ended in 1999, a decrease of 51 percent compared to $26.0 million for the same period in 1998. This decrease was due to lower taxable income. Our effective tax rate for the nine months ended in 1999 was
36.5 percent compared to 37.3 percent for the same period in 1998.

    INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for nine months ended in 1999 was $22.4 million, a decrease of 48.7 percent compared to $43.6 million for the same period in 1998. This decrease was due to the factors discussed above.

    (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS. Discontinued methanol operations incurred a net loss of $2.5 million for the nine months ended September 30, 1999 as compared to breakeven earnings for the same period in 1998. Additionally, during the third quarter of 1999, Georgia Gulf recognized a one-time charge of $7.6 million, net of taxes, in connection with the write-off of certain methanol assets and estimated future losses on the servicing of the remaining methanol contracts through the end of the year.

    NET INCOME. Net income for the nine months ended in 1999 was $12.2 million, a decrease of 72 percent compared to $43.6 million for the same period in 1998. This decrease was primarily due to lower income from continuing operations as discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1999, Georgia Gulf generated
$81.6 million of cash flow from operating activities as compared with $112.8 million during the nine months ended September 30, 1998. The "change in operating assets, liabilities and other" category for the first nine months of 1999 included the net receipt of $8.6 million in litigation expenses which were reimbursed by Georgia Gulf's insurance carriers in 1999. Other significant working capital changes included increases in accounts receivable, accounts payable and accrued liabilities due to the timing of payments. Changes in working capital during the first nine months of 1998 were primarily attributable to a decrease in inventories offset in part by lower accounts payable.

    Debt decreased by $63.0 million during the nine months ended September 30, 1999, to a level of $396.5 million. Georgia Gulf had approximately
$180.0 million of availability under its $350.0 million revolving credit facility as of September 30, 1999. The revolving credit facility has a stated maturity date of March 30, 2000. The Company intends to refinance the revolving credit facility in conjunction with the acquisition of the vinyls business of CONDEA Vista and has, accordingly, classified this debt as long-term in the accompanying condensed consolidated balance sheet as of September 30, 1999.

    Capital expenditures for the nine months ended September 30, 1999 were $9.8 million as compared to $20.1 million for the same 1998 period. Capital expenditures for 1999 have been and will be directed toward increasing efficiency of existing operations and certain environmental projects. Georgia Gulf estimates that total capital expenditures for 1999, excluding the purchase of the vinyls business of CONDEA Vista, will be less than $15.0 million.

    Georgia Gulf declared dividends of $0.24 per share or $7.4 million during the first nine months of 1999. As of September 30, 1999, Georgia Gulf had authorization to repurchase up to 5.2 million shares under the current common stock repurchase program, although no shares have been repurchased in 1999.

    Georgia Gulf's management believes that cash flow from operations, along with the availability under Georgia Gulf's current revolving credit facility, will be sufficient to fund, for the foreseeable future, working capital, dividend payments and capital investments of its current operations. Georgia Gulf has announced its intention to purchase substantially all of the assets of the vinyls business of CONDEA Vista for $270 million. Georgia Gulf also intends to exercise its purchase option on the co-generation lease which will result in additional borrowings of approximately $108.0 million to fund the purchase. The existing $100 million aggregate principal 7 5/8% senior notes (due 2005) will remain outstanding. Georgia Gulf plans to finance the acquisition of the vinyls business of CONDEA Vista and the purchase of the co-generation facility with a combination of new debt and a refinancing of certain existing credit facilities during the fourth quarter of 1999.

                     YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

    Systems that do not properly recognize and process date-sensitive information could generate erroneous data, or even fail, as the Year 2000 approaches. We have acquired or developed all of our financial reporting systems within the past seven years; installation of these systems is complete and testing indicates that these systems are Year 2000 compliant. Process control software, which controls the operation of many of our plants, was updated to Year 2000 compliant versions during 1998. None of the critical third parties contacted by Georgia Gulf, both suppliers and customers, indicated anticipating any difficulties handling Year 2000 issues. Although we acknowledge unanticipated Year 2000 problems could occur, we believe that all critical systems will continue to function after 1999 and that any remaining systems that may not be Year 2000 compliant are low-risk. Accordingly, we have not developed any contingency plans beyond our normal business interruption plans. As a part of our efforts to maintain our Year 2000 compliant status, Year 2000 status of certain suppliers will be updated during the fourth quarter of 1999. Expenditures related to Year 2000 compliance efforts were not material.

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

    Settlements have been reached with a majority of the original workers, including those claimants believed to be the most severely injured. The majority of cases have been dismissed or motions to dismiss are pending before the court. Additionally, settlements have been reached or are being negotiated with other parties named as defendants whereby such parties have made, or are being requested to make, contributions to the recoveries made by the plaintiffs. Negotiations for the resolution of the remaining claims are continuing.

    Georgia Gulf is asserting and pursuing defenses to the claims. Based on the present status of the proceedings, Georgia Gulf believes the liability ultimately imposed will not have a material effect on the financial position or on results of operations of Georgia Gulf.

    In addition, Georgia Gulf is subject to other claims and legal actions may arise in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on the financial position or on results of operations of Georgia Gulf.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    A)  Exhibits

    2(A) Asset Purchase Agreement dated as of August 30, 1999, between CONDEA
       Vista Company and Georgia Gulf Corporation.

    B)  Reports on Form 8-K.

        During the quarter ended September 30, 1999, Georgia Gulf filed the following Current Reports on Form 8-K:

           1. Current Report on Form 8-K dated August 30, 1999 (date of the earliest event reported), filed on August 31, 1999, for the purpose of reporting, under Item 5, Georgia Gulf's agreement to purchase the vinyls business of CONDEA Vista Corporation.

           2. Current Report on Form 8-K dated September 2, 1999 (date of earliest event reported), filed on September 3, 1999, for the purpose of reporting, under Item 5, Georgia Gulf's exit from the methanol business.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GEORGIA GULF CORPORATION
                                                       (Registrant)

Date                  October 27, 1999                   /s/ EDWARD A. SCHMITT
           --------------------------------------        --------------------------------------------
                                                         Edward A. Schmitt
                                                         President and Chief Executive Officer
                                                         (Principal Executive Officer)

Date                  October 27, 1999                   /s/ RICHARD B. MARCHESE
           --------------------------------------        --------------------------------------------
                                                         Richard B. Marchese
                                                         Vice President Finance, Chief Financial
                                                         Officer and Treasurer (Principal Financial
                                                         Officer)