Form 10-K
period 1999-12-31
GEORGIA GULF CORP /DE/
filed 2000-03-29
CIK 805264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-9753
                         ------------------------------

                            GEORGIA GULF CORPORATION

             (Exact name of Registrant as specified in its Charter)

           DELAWARE                          58-1563799
 (State or other jurisdiction             (I.R.S. Employer
              of                        Identification No.)
incorporation or organization)

400 PERIMETER CENTER TERRACE, SUITE 595, ATLANTA, GEORGIA           30346
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

Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 21, 2000, was $651,551,000.

    Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                  Class                           Outstanding at March 21, 2000
                  -----                           -----------------------------
      COMMON STOCK, $0.01 PAR VALUE                     31,305,762 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                                                PAGE
ITEM                                                           NUMBER
----                                                          --------
1)  Business................................................      1

2)  Properties..............................................     13

3)  Legal Proceedings.......................................     14

4)  Submission of Matters to a Vote of Security Holders.....     15

                               PART II

5)  Market Price of and Dividends on the Registrant's Common
     Equity and Related Stockholder Matters.................     16

6)  Selected Financial Data.................................     17

7)  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     18

7A) Quantitative and Qualitative Disclosures about Market
Risk........................................................     26

8)  Financial Statements and Supplementary Data.............     28

9)  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure....................     63

                               PART III

10) Directors and Executive Officers of the Registrant......     64

11) Executive Compensation..................................     64

12) Security Ownership of Certain Beneficial Owners and
Management..................................................     64

13) Certain Relationships and Related Transactions..........     64

                               PART IV

14) Exhibits, Financial Statement Schedule and Reports on
Form 8-K....................................................     65

SIGNATURES..................................................     68

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    We are a leading North American manufacturer and international marketer of two highly integrated product lines, chlorovinyls and aromatics. In our chlorovinyls business, we are:

    - the third largest North American producer of vinyl chloride monomer, or VCM,

    - the fourth largest North American producer of polyvinyl chloride, or PVC, resins and

    - the second largest North American producer of PVC compounds.

In our aromatics business, we are:

    - one of the two largest North American producers of cumene, and

    - a leading North American producer and marketer of phenol.

    Our manufacturing processes also generate caustic soda and acetone. The primary products we sell externally include PVC resins, PVC compounds and caustic soda in our chlorovinyls business and phenol and acetone in our aromatics business. These products are used globally in a wide variety of end-use applications, including construction and renovation, engineered plastics, pulp and paper production, chemical intermediates, pharmaceuticals and consumer products. Our integration provides us with the flexibility to shift our product sales mix towards those products that are experiencing relatively more favorable market conditions. We believe our vertical integration, world scale facilities, operating efficiencies, facility locations and the productivity of our employees provide us with a competitive cost position in our primary markets.

    For selected financial information concerning our chlorovinyls and aromatics product lines, see Note 19 to our consolidated financial statements included in
Item 8.

ACQUISITIONS AND DISPOSITION

    On November 12, 1999, we completed the purchase of substantially all of the assets and working capital of the vinyls business of CONDEA Vista Company. Assets acquired in the purchase include:

    - one VCM facility with annual capacity of 950 million pounds;

    - 50% ownership of PHH Monomers, L.L.C., a joint venture that operates a VCM facility with capacity to produce 1.15 billion pounds of VCM annually, which entitles us to one-half of the production capacity, or 575 million pounds;

    - two PVC resin facilities with combined annual capacity of 1.5 billion pounds; and

    - three PVC compound facilities with annual combined capacity of 265 million pounds.

Additionally, we entered into a long-term supply contract with CONDEA Vista for the supply of ethylene and assumed a chlorine supply contact with PPG Industries, Inc., our joint venture partner in PHH Monomers, for the acquired VCM facilities.

    On May 11, 1998, we acquired North American Plastics, Inc., a manufacturer of flexible PVC compounds with two manufacturing locations in Mississippi having a combined annual production capacity of 190 million pounds.

    In July 1997, we sold oil and gas properties representing most of the assets of Great River Oil & Gas Corporation, one of our subsidiaries. Net proceeds from this sale were $16.5 million, on which we recorded a pretax gain of $8.6 million. Historically, the operating results for this subsidiary had not been material to our consolidated operating results or financial condition.

DISCONTINUATION OF METHANOL OPERATION

    The methanol market continues to suffer from overcapacity and low-cost imports as significant increases in global supply have created an imbalance between supply and demand. As a result, several domestic methanol producers, including us, idled their methanol plants. We had ceased operating our methanol plant in December 1998. During 1999, we met our existing contractual obligations to supply methanol to our customers by purchasing imported methanol. Although the shutdown of several methanol plants resulted in a supply contraction and an increase in spot prices during the first half of 1999, several new overseas methanol plants that were scheduled to start-up later in 1999 added further pressure on sales prices in the future. As a result of these trends, in September 1999, we announced that we would exit the methanol business entirely at the end of 1999. As a result, we incurred a charge against earnings of $7.6 million, net of tax benefits, during the third quarter of 1999 to write-off certain methanol assets and to accrue losses related to our methanol buy and resale program through the end of the year.

PRODUCTS AND MARKETS

    The following table shows our total annual production capacities as of December 31, 1999 in each of our product lines:

PRODUCT LINE                                   CAPACITY
------------                                   --------
Chlorovinyls Products
  PVC Compounds..............................  875 million pounds
  PVC Resins.................................  2.7 billion pounds
  VCM........................................  3.1 billion pounds
  Caustic Soda...............................  500,000 tons
  Chlorine...................................  450,000 tons
Aromatics Products
  Phenol.....................................  660 million pounds
  Acetone....................................  408 million pounds
  Cumene.....................................  1.5 billion pounds

CHLOROVINYLS

    PVC COMPOUNDS. These formulations provide specific end-use properties that allow PVC compounds to be processed directly into our customers' finished products. All of our production is sold to third parties. We produce flexible and rigid compounds used in the following products and process applications.

       FLEXIBLE PVC COMPOUNDS. Our flexible PVC compounds are used in wire and cable insulation and jacketing, automotive modular window encapsulation, custom strips and profiles, automotive trim and body side molding, and flexible tubing.

       RIGID PVC COMPOUNDS. Our rigid PVC compounds are used in a wide range of applications and production processes. Our injection molding compounds are used in the production of computer housings and keyboards, electrical outlet boxes and pipe fittings. Our extrusion compounds are used in window and furniture profiles and sheets for household fixtures and decorative overlays. Our blow molding compounds are primarily used for both food-grade and general purpose bottles used to package cosmetics, shampoos, charcoal lighter fluid, water and edible oils. We also supply chlorinated PVC compounds to the extrusion and injection molding markets, mainly for hot water pipe and pipe fittings.

    PVC RESINS. PVC is among the most widely used plastics in the world today, and we supply numerous grades of PVC resins to a broad number of end-use markets. About 72% of our PVC resins are sold to customers who use our resins to formulate PVC compounds which are then heated and shaped utilizing various extrusion and molding processes to create finished products. These products include pipe and pipe fittings, wire and cable coatings, home siding and windows, electrical wall boxes and apparatus, fencing, home and office furnishings, consumer products, packaging and containers. We used about 28% of our PVC resin internally during 1999 in the production of our PVC compounds.

    VCM. During 1999, we used about 82% of our VCM production in the manufacture of our PVC resins. VCM production not used internally is sold to other PVC resin producers in domestic and international markets.

    CHLOR-ALKALI PRODUCTS. Substantially all of the chlorine we produce is used internally in the production of VCM. As a co-product, caustic soda further diversifies our revenue base. We sell all of our caustic soda domestically and overseas to customers in numerous industries, with the pulp and paper and chemical industries constituting our largest markets. Our other markets for caustic soda include the alumina, soap and detergent, textile and water treatment industries. We also manufacture and sell sodium chlorate, which is an environmentally preferred bleaching agent for the production of pulp and paper.

AROMATICS

    PHENOL. Our phenol is primarily sold to producers of phenolic resins and to manufacturers of engineered plastics. Phenolic resins are used extensively as adhesives for wood products such as plywood and chipped wood panels. Engineered plastics are used in compact discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals.

    ACETONE. As a co-product of phenol, acetone further diversifies our revenue base. The primary uses for acetone are as a key ingredient in acrylic resins and as an ingredient for surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineered plastics and several major industrial solvents. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

    CUMENE. About 79% of our cumene was consumed internally during 1999 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers.

END-USE MARKETS

    We sell our broad array of products to numerous end-use markets. The following table lists our major end-use markets for all of our products and the estimated percentage of revenues associated with those markets for 1999:

INDUSTRY                                                      PERCENTAGE OF SALES
--------                                                      -------------------
Housing and construction....................................          37%
Plastics and fibers.........................................          23%
Solvents and chemicals......................................          12%
Consumer products...........................................          19%
Pulp and paper..............................................           2%
Miscellaneous...............................................           7%

PRODUCTION, RAW MATERIALS AND FACILITIES

    Our operations are vertically integrated as a result of our production of some of our key raw materials and intermediates used in the manufacture of our products. Our operational integration enhances our control over production costs and capacity utilization rates, as compared to our non-integrated competitors. It also provides us the flexibility to shift our product sales mix towards those products that are enjoying relatively more favorable market conditions.

    In our chlorovinyls product line, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine produced internally or purchased from third parties; our internal production of VCM exceeds our internal demand requirements. We produce PVC resin by polymerization of our internally supplied VCM in a batch reactor process. We formulate our PVC compounds by blending our PVC resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics product line, we produce cumene utilizing benzene and refinery grade propylene purchased from third parties, which we react using low cost zeolite catalyst technology. We produce phenol by reacting internally produced cumene under high temperatures and pressure. We produce acetone as a co-product in our production of phenol.

    The important raw materials we purchase from third parties include chlorine, natural gas, ethylene, benzene and propylene. The majority of our purchases of chlorine, ethylene, propylene, and benzene are made under long-term agreements, and we purchase natural gas both in the open market and under long-term contracts. We have not experienced a major disruption in our supplies of raw materials over the past five years, and we believe we have reliable sources of supply under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

    PLAQUEMINE, LOUISIANA FACILITY. Our operations at this facility include the production of chlorine, caustic soda, sodium chlorate, VCM, PVC resins, phenol and acetone. We produce chlorine and its co-product caustic soda at our chlor-alkali facility by electrolysis of salt brine. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years, from which we supply our salt brine requirements. We use substantially all of our chlorine production in the manufacture of VCM at this facility and we sell substantially all of our caustic soda production externally. We also use sodium hypochlorite, a by-product from our chlor-alkali production process, to produce sodium chlorate for sale to third parties. All of the ethylene requirements for our VCM production are supplied by pipeline. About 80% of our Plaquemine VCM production is consumed on-site in our PVC resin production, and the remainder is shipped to our other PVC resin facilities and sold to third parties.

    Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges. Our 250-megawatt co-generation facility supplies all of the electricity and steam needs at our Plaquemine facilities, and it also provides us with the capability to generate excess electricity for sale to the local utility. We also own an on-site air separation unit, operated by a third party, that provides all of the facility's nitrogen and oxygen gas requirements.

    LAKE CHARLES, LOUISIANA FACILITIES. We produce VCM at our Lake Charles, Louisiana facility and, through our joint venture with PPG Industries have the right to 50% of the VCM production of PHH Monomers, which is located in close proximity to our Lake Charles VCM facility. The chlorine needs of our Lake Charles VCM facility and the PHH Monomers' facility are supplied by pipeline, under a long-term contract with PPG Industries, who is also our partner in PHH Monomers. Ethylene is supplied to both facilities by pipeline from the adjacent CONDEA Vista ethylene facility and by pipeline from other third parties. The majority of our ethylene requirements for our Lake Charles VCM facility is supplied under a seven-year take-or-pay contract, and PHH Monomers is supplied under a requirements-based contract. All chlorine and ethylene contracts are primarily market price-based. VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma PVC facilities. A portion of VCM produced at the Lake Charles facilities is sold in domestic and exports markets.

    PASADENA, TEXAS FACILITY. At our Pasadena, Texas facility we produce cumene, phenol, its co-product acetone and alpha-methylstyrene, a saleable by-product of our phenol production. We produce cumene utilizing purchased benzene and propylene that we react using low cost zeolite catalyst technology. Our cumene facility is integrated by pipeline with our phenol and acetone facility at Pasadena. We consume a portion of our cumene production at this facility in phenol and acetone production, with the remainder shipped to the Plaquemine phenol and acetone facility and sold to third parties. We purchase refinery grade propylene and benzene at market prices from various suppliers connected by multiple transportation modes to our cumene facility. Our benzene is supplied under two contracts at market prices, and our propylene is provided from numerous refineries at market prices. Based on current industry capacity, we believe we have adequate access to benzene and propylene under normal conditions.

    ABERDEEN, MISSISSIPPI AND OKLAHOMA CITY, OKLAHOMA FACILITIES. We produce PVC resins at both our Aberdeen, Mississippi and Oklahoma facilities from VCM supplied by railcar from our VCM facilities and PHH Monomers. In addition, the Aberdeen facility produces plasticizers, some of which are consumed in internal PVC compound production and the remainder sold to third parties.

    PVC COMPOUND FACILITIES. We operate six compound facilities located in proximity of our PVC resin operations and one located in Massachusetts. All of our PVC compound facilities are supplied from our PVC resin facilities by railcar, pipeline and truck. These operations consumed about 28% of our annual PVC resin production during 1999. We purchase our remaining additive needs from various sources at market prices.

SALES AND MARKETING

    Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. Our sales force consists of over 27 employees managed by national and regional managers. In addition, distributors are used to market products to our smaller customers. This sales force is organized by product line and region. We have a product development and technical service staff that primarily supports our PVC resin and PVC compound businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers. They also work to develop new products for the customers' existing and new requirements. Our products are sold primarily to domestic industrial companies, and no single customer accounted for more than 10% of our sales for the years ended
December 31, 1999, 1998 and 1997. In addition to our domestic sales, we export some of our products, including our VCM and PVC resins, caustic soda and aromatics products. Export sales accounted for about 14% of total sales for 1999, 17% for 1998, and 15% for 1997. The principal international markets we sell into are Canada, Mexico, Latin America, Europe and Asia.

COMPETITION

    We experience competition from numerous manufacturers in all of our product lines. Some of our competitors have substantially greater financial resources and are more highly diversified than we are. We compete on a variety of factors such as price, product quality, delivery and technical service. We believe that we are well-positioned to compete as a result of integrated product lines, the operational efficiency of our plants and the location of our facilities near major water and/or rail transportation terminals.

ENVIRONMENTAL REGULATION

    Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations are enforced principally by the United States Environmental Protection Agency and comparable state agencies. These regulations govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

    There are several serious environmental issues concerning the VCM facility we acquired from CONDEA Vista at Lake Charles, Louisiana. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. A further investigation to determine the full extent of the contamination is currently being planned. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

    Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties associated with the estuary contamination. CONDEA Vista is included among these parties in respect of its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista who has a permit to discharge treated wastewater into the estuary.

    Additionally, offsite groundwater contamination was identified in 1990 in the Mossville subdivision located west of the VCM facility we acquired at Lake Charles. Over 80 lawsuits were filed by the Mossville residents in 1995 and 1996. The lawsuits alleged personal and property damages due to groundwater contamination. Most of the lawsuits were settled by the end of 1998, and the vinyls business of CONDEA Vista incurred a charge in 1998 of $42.1 million relating to these settlements. In addition, many of the residences in the Mossville subdivision have been purchased by CONDEA Vista.

    CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from them, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that are currently known, we may make a claim for indemnification at any time; for environmental matters that are unknown, we must generally make claims for indemnification within 10 years from closing of the acquisition. Further, Georgia Gulf's agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista's responsibility; this presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

    At the Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense for ten years. After ten years, we will be responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of $2,250,000. We will be responsible for remediation costs at the other acquired facilities, until the level of expense we incur meets the specified amount for each facility which in the aggregate equals $700,000. The indemnity given by CONDEA Vista also includes pre-closing off-site contamination, including CONDEA Vista's contribution to any claim based upon contamination of the Calcasieu Estuary.

    The property owned by CONDEA Vista in Mansfield, Massachusetts, which we now lease, has been the subject of ongoing environmental investigations under an order with the Massachusetts Department of Environmental Protection. Groundwater investigations continue at the Mansfield property to address identified on-site groundwater contamination and investigate the possible off-site migration of contaminated groundwater. It is also possible that the United States Environmental Protection Agency may list the property as a Superfund site. The environmental investigations and actions are associated with the past operations at the property and were not assumed in our lease of the property. In addition, CONDEA Vista has indemnified us for claims related to this environmental contamination beyond an aggregate threshold amount of $250,000, including coverage for potential joint and several liability under the environmental statutes.

    As for employee and independent contractor exposure claims, CONDEA Vista is responsible for pre-closing exposure, and we are responsible for post-closing exposure on a pro rata basis determined by years of employment or service before and after closing by any claimant. There is, however, a presumption for claims brought in the first five years after closing by current or former CONDEA Vista employees and contractors that, absent a showing of new acute exposure after closing, all responsibility will be deemed to have arisen before closing and will be solely CONDEA Vista's.

    Except as described above, we believe that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause us to exceed our level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.

EMPLOYEES

    As of December 31, 1999, we had 1,440 full-time employees. Approximately 179 of our employees are unionized under two collective bargaining agreements that expire in 2002 and 2003. We believe our relationships with our employees are good.

RISK FACTORS

THE CHEMICAL INDUSTRY IS CYCLICAL AND VOLATILE, WHICH AFFECTS OUR PROFITABILITY.

    - OUR INDUSTRY EXPERIENCES ALTERNATING PERIODS OF TIGHT SUPPLY AND OVERCAPACITY.

    Our historical operating results reflect the cyclical and volatile nature of the chemical industry. Historically, periods of tight supply have resulted in increased prices and profit margins and have been followed by periods of substantial capacity addition, resulting in oversupply and declining prices and profit margins. As a result of changes in demand for our products, our earnings fluctuate significantly, not only from year to year but also from quarter to quarter. Capacity expansions or the announcement of these expansions have generally led to a decline in the pricing of our products in the affected product line. We cannot assure you that future growth in product demand will be sufficient to utilize any additional capacity.

    - RAW MATERIAL COSTS AND OTHER EXTERNAL FACTORS BEYOND OUR CONTROL CAN CAUSE WIDE FLUCTUATIONS IN OUR MARGINS.

    The cost of our raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw material prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors' actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. A number of our products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets.

    - THE CYCLICALITY AND VOLATILITY OF THE CHEMICAL INDUSTRY AFFECTS OUR CAPACITY UTILIZATION AND CAUSES FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

    The operating rates at our facilities will impact the comparison of period-to-period results. Different facilities may have differing operating rates from period to period depending on many factors, such as feedstock costs, transportation costs, and supply and demand for the product produced at the facility during that period. As a result, individual facilities may be operated below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. The expenses of the shut-down and restart of facilities may adversely affect quarterly results when these events occur. In addition, a temporary shut-down may become permanent, resulting in a write-down or write-off of the related assets.

THE CHEMICAL INDUSTRY IS HIGHLY COMPETITIVE, WITH SOME OF OUR COMPETITORS HAVING GREATER FINANCIAL RESOURCES THAN WE HAVE; COMPETITION MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    The chemical industry is highly competitive; we compete with many chemical companies, a substantial number of whom are larger and have greater financial resources than Georgia Gulf. Moreover, barriers to entry, other than capital availability, are low in most product segments of our business. Capacity additions or technological advances by existing or future competitors also create greater competition, particularly in pricing. We cannot assure you we will have access to the financing necessary to upgrade our facilities in response to technological advances or other competitive developments.

EXTENSIVE ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS IMPACT OUR OPERATIONS AND ASSETS; COMPLIANCE WITH THESE REGULATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    Our operations on and ownership of real property are subject to extensive environmental, health and safety regulation at both the national and local level. The nature of the chemical industry exposes Georgia Gulf to risks of liability under these laws and regulations due to the production, storage, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Environmental laws may have a significant effect on the costs of transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, or experience interruptions in our operations for violations arising under these laws.

    Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana and Mansfield, Massachusetts that we acquired or leased as part of the acquisition of the vinyls business of CONDEA Vista Company and which may be designated as Superfund sites as described in "Environmental Regulation" above. Any or all responsible parties, including us, may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. Although CONDEA Vista retained substantially all financial responsibility for environmental liabilities that relate to the facilities we acquired from them and which arose before the closing of that acquisition, we cannot assure you that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to do so, then we could be held responsible.

    Our policy is to accrue costs relating to environmental matters when it is probable that these costs will be required and can be reasonably estimated. However, estimated costs for future environmental compliance and remediation may be too low or we may not be able to quantify the potential costs. We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs could adversely affect our financial performance.

HAZARDS ASSOCIATED WITH CHEMICAL MANUFACTURING MAY OCCUR, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    The usual hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes may occur in Georgia Gulf's operations. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on Georgia Gulf as a whole. These hazards include:

    - pipeline and storage tank leaks and ruptures;

    - explosions and fires;

    - inclement weather and natural disasters;

    - mechanical failure;

    - unscheduled downtime;

    - labor difficulties;

    - transportation interruptions;

    - remediation complications; and

    - chemical spills and other discharges or releases of toxic or hazardous substances or gases.

    These hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage; any of these could lead to claims under the environmental laws. In addition, individuals could seek damages for alleged personal injury or property damage due to exposure to chemicals at our facilities or to chemicals otherwise owned or controlled by Georgia Gulf. Furthermore, Georgia Gulf is also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business.

WE RELY HEAVILY ON THIRD PARTY TRANSPORTATION, WHICH SUBJECTS US TO RISKS THAT WE CANNOT CONTROL; THESE RISKS MAY ADVERSELY AFFECT OUR OPERATIONS.

    We rely heavily on railroads and shipping companies to transport raw materials to our manufacturing facilities and to ship finished product to our customers. Rail and shipping operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards. If we are delayed or unable to ship finished product or unable to obtain raw materials as a result of the railroads' or shipping companies' failure to operate properly, or if there were significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship our goods, which could result in an adverse effect on our revenues and costs of operations.

YEAR 2000 DISRUPTIONS IN OPERATIONS OF GEORGIA GULF OR THIRD PARTIES COULD ADVERSELY AFFECT OUR OPERATIONS AND THE VALUE OF THE NOTES.

    Although we did not experience any impact to our business as a result of the date change from 1999 to 2000, it is possible that the full impact of the date change has not been fully recognized. If any year 2000 disruptions arise, we believe they would be minor and correctable; accordingly we have not developed any contingency plans beyond our normal business interruption plans. We cannot assure you that all of our systems, or the systems of third parties upon which we rely, such as utilities, telecommunications providers and banks, will continue to function properly. If a failure in any of our or a third party provider's systems were to occur, our operations and financial performance could be disrupted. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by year 2000 or similar issues. Currently we are not aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers. Expenditures related to year 2000 compliance efforts were not material.

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD LIMIT OUR BUSINESS AND OPERATIONS.

    At December 31, 1999, we had approximately $771.2 million of indebtedness outstanding. In addition, we had approximately $87.0 million of additional credit available under our revolving credit facility. As a result, Georgia Gulf is highly leveraged. This high level of indebtedness could have important consequences to our operations, including:

    - we may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

    - we will need to use a large portion of our available cash for debt service, which will reduce the amount of money available to finance our operations and other business activities;

    - some of our debt, including the debt under our senior credit facility, has variable rates of interest, which exposes us to the risk of increased interest rates;

    - we may have a much higher level of debt than some of our competitors, which may put us at a competitive disadvantage; make us more vulnerable to economic downturns and adverse developments in our business; and reduce our flexibility in responding to changing business and economic conditions.

    We expect to obtain the money to pay our expenses and to pay principal and interest on our debt from our cash flow and from additional loans under our senior credit facility. Our ability to meet these requirements will depend on our future financial performance. We cannot be sure that our cash flow will be sufficient to allow us to pay principal and interest on our debt as well as meet our other obligations. If we do not have enough money to do so, we may be required to refinance all or part of our debt, sell assets or borrow more money. We cannot assure you that we will be able to do so on commercially reasonable terms, if at all. In addition, the terms of our existing or future debt agreements, including our senior credit facility and the indenture related to our 10 3/8% senior subordinated notes, may restrict us from pursuing any of these alternatives.

WE MAY ENCOUNTER DIFFICULTIES IN INTEGRATING THE ASSETS OF BUSINESSES WE ACQUIRE, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    We cannot be sure that we will be able to successfully complete the integration of the vinyls business of CONDEA Vista Company into our operations without substantial costs, delays or other problems. We may face similar problems with future acquisitions. The integration of any business we acquire may be disruptive to our business and may result in a significant diversion of management attention and operational resources. In addition, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties.

OUR PARTICIPATION IN JOINT VENTURES EXPOSES US TO RISKS OF SHARED CONTROL.

    As part of the vinyls business we acquired from CONDEA Vista Company, we purchased a 50% interest in a joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

WE RELY ON OUTSIDE SUPPLIERS FOR SPECIFIED FEEDSTOCKS AND SERVICES.

    In connection with our acquisition of the vinyls business of CONDEA Vista Company, we entered into agreements with CONDEA Vista to provide specified feedstocks for the Lake Charles facility. Moreover, this facility is dependent upon CONDEA Vista's infrastructure for services such as waste water and ground water treatment, site remediation, fire water supply and rail car management. Any failure of CONDEA Vista to perform those agreements could adversely affect the operation of the affected facilities and our results of operations. The agreements relating to these feedstocks and services have initial terms of one to ten years. Although most of these agreements provide for automatic renewal, they may be terminated after specified notice periods. If we were required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery or to replace other services.

    We also obtain a significant portion of our other raw materials from a few key suppliers. If any of these suppliers is unable to meet its obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have an adverse effect on our business and results of operations.

SALES MADE IN INTERNATIONAL MARKETS EXPOSE US TO RISKS THAT MAY ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL CONDITION.

    During 1999, 14% of our revenues were generated in international markets. Substantially all of our international sales are made in U.S. dollars and, as a result, any increase in the value of the U.S. dollar relative to foreign currencies will increase the effective price of our products in international markets. Our international sales are also subject to other risks, including differing and changing legal and regulatory requirements in local jurisdictions; export duties and import quotas; domestic and foreign customs and tariffs or other trade barriers; potentially adverse tax consequences, including withholding taxes or taxes on other remittances; and foreign exchange restrictions. We cannot assure you that these factors will not have an adverse effect on our financial condition or results of operations.

OUR SENIOR CREDIT FACILITY AND THE INDENTURE FOR OUR 10 3/8% SENIOR SUBORDINATED NOTES IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES AND TAKING SOME ACTIONS.

    Our senior credit facility and the indenture for our 10 3/8% senior subordinated notes impose significant operating and financial restrictions on us. These restrictions will limit our ability to:

    - incur additional indebtedness and liens;

    - make capital expenditures;

    - make investments and sell assets, including the stock of subsidiaries;

    - make payments of dividends and other distributions;

    - purchase Georgia Gulf stock;

    - use the proceeds of the sale of specified assets;

    - engage in business activities unrelated to our current business;

    - enter into transactions with affiliates; or

    - consolidate, merge or sell all or substantially all of our assets.

    In addition, our senior credit facility also requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

FORWARD-LOOKING STATEMENTS

    This Form 10-K and other communications to stockholders may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

    Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, those contained in the "Risk Factors" section above as well as changes in the general economy, changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which our products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

    Our asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas cumene plant, and the purchase of the PVC compound plants. There was also the purchase of the Bound Brook, New Jersey, phenol/acetone facility which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1996, we sold our vinyl emulsion business including the property and buildings at the Delaware City location. In 1997, we completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of our requirements for electricity, oxygen and nitrogen at that location. The cogeneration plant was leased under an operating lease agreement until we purchased it in 1999. In 1998, we purchased North American
Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Aberdeen and Madison, Mississippi. In 1999, we purchased substantially all of the assets of the vinyls business of CONDEA Vista Company, an integrated producer of VCM, PVC resins and PVC compounds with production facilities in Aberdeen, Mississippi, Lake Charles, Louisiana, Jeffersontown, Kentucky, Mansfield, Massachusetts, and Oklahoma City, Oklahoma.

    We continue to explore ways to expand both our plant capacities and product lines. We believe current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of our production facilities, including those acquired from CONDEA Vista from the date of acquisition, was 91% in 1999.

    The following table sets forth the location of each chemical manufacturing facility we own, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operations, as of December 31, 1999:

LOCATION                           PRODUCTS                ANNUAL CAPACITY         SEGMENT
-------------------------  -------------------------  -------------------------  ------------
Aberdeen, MS               PVC Resins                 1.0 billion pounds         Chlorovinyls
                           Vinyl Compounds            185 million pounds         Chlorovinyls
                           (two locations)            20 million pounds          Chlorovinyls
                           Plasticizers

Gallman, MS                PVC Compounds              310 million pounds         Chlorovinyls

Jeffersontown, KY          PVC Compounds              40 million pounds          Chlorovinyls

Lake Charles, LA           VCM                        1.5 billion pounds(1)      Chlorovinyls
  (two locations)

Madison, MS                PVC Compounds              140 million pounds         Chlorovinyls

Mansfield, MA(2)           PVC Compounds              100 million pounds         Chlorovinyls

Oklahoma City              PVC Resins                 450 million pounds         Chlorovinyls

LOCATION                           PRODUCTS                ANNUAL CAPACITY         SEGMENT
-------------------------  -------------------------  -------------------------  ------------
Pasadena, TX               Cumene                     1.5 billion pounds         Aromatics
                           Phenol                     160 million pounds         Aromatics
                           Acetone                    100 million pounds         Aromatics

Plaquemine, LA             Chlorine                   450 thousand tons          Chlorovinyls
                           Caustic Soda               500 thousand tons          Chlorovinyls
                           Sodium Chlorate            27 thousand tons           Chlorovinyls
                           VCM                        1.6 billion pounds         Chlorovinyls
                           PVC Resins                 1.2 billion pounds         Chlorovinyls
                           Phenol                     500 million pounds         Aromatics
                           Acetone                    308 million pounds         Aromatics

Tiptonville,TN             PVC Compounds              100 million pounds         Chlorovinyls

------------------------

(1) Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1,150 million pounds of total VCM capacity.

(2) The property on which the Mansfield facility is located is leased under a five year lease from CONDEA Vista Company, which is renewable at our option.

    Our manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, we have a fleet of about 3,798 railcars of which about 626 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $10,887,000 for 1999.

    We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Space is leased for sales and marketing offices in Houston, Texas, and Lawrenceville, New Jersey. Space for numerous storage terminals is leased throughout the United States, and in the Netherlands, Canada, Mexico and South Korea.

ITEM 3. LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

    We are a party to numerous individual and several class-action lawsuits filed against it, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of our ordinary operations but instead occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages and past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana State Court in Iberville Parish.

    Discovery has been occurring in these cases. We continue to develop information relating to the extent of damages suffered as well as evaluate the merit of such claims, defenses available and liability of other persons.

    In September 1998, the plaintiffs filed amended petitions that added the additional allegations that we had engaged in intentional conduct against the plaintiffs. These additional allegations raised a coverage issue under our general liability insurance policies. In December 1998, as required by the terms of the insurance policies, the insurers demanded arbitration to determine whether coverage is required for the alleged intentional conduct in addition to the coverage applicable to the other allegations of the case. The date for the arbitration has not yet been established.

    As a result of the arbitration relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998. By order entered March 2, 1999, the federal court refused the plaintiff's request to send the cases back to state court and retained federal jurisdiction.

    We have settled the claims of all but eighteen worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the eighteen worker plaintiffs are ongoing.

    Following these settlements, we have been sued by approximately 300 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. We believe that most, if not all, of these new plaintiffs have no valid basis to claim exposure and have filed suit only as a result of their knowledge of the previous settlements. We believe we have significant defenses to these new claims, including that most of the new plaintiffs were statutory employees who are barred from bringing tort claims against us, the claims are proscribed by the applicable statute of limitations and the plaintiffs have no injuries causally related to their claimed exposure. We intend to vigorously defend against these new claims.

    Notwithstanding the foregoing, we are asserting and pursuing defenses to the claims. Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

    In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

    Pursuant to the asset purchase agreement with us, CONDEA Vista has agreed to indemnify us for any liabilities and obligations relating to any litigation, action, suit, claim, investigation or proceeding against the vinyls business pending on the closing date of the sale.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

    ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At March 21, 2000, there were 766 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

IN DOLLARS                                                       HIGH           LOW          CLOSE      DIVIDENDS
----------                                                    -----------   -----------   -----------   ---------
1999
FIRST QUARTER...............................................  18 1/4        10            11 3/16          .08
SECOND QUARTER..............................................  17 1/16       10 1/2        16 7/8           .08
THIRD QUARTER...............................................  19 3/8        11 13/16      17 5/8           .08
FOURTH QUARTER..............................................  31 1/8        16 7/16       30 7/16          .08

1998
First quarter...............................................  36 3/4        27            27 1/8           .08
Second quarter..............................................  27 11/16      22 1/4        22 13/16         .08
Third quarter...............................................  23 1/4        14 1/2        15 5/8           .08
Fourth quarter..............................................  19 11/16      14 11/16      16 1/16          .08

    We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). Dividends on our common stock are usually declared quarterly by the board of directors and paid shortly after declaration.

RECENT SALE OF UNREGISTERED SECURITIES

    On November 12, 1999, we sold $200,000,000 principal amount of our 10 3/8% senior subordinated notes due 2007. Chase Securities Inc. acted as placement agent and received about $5 million in fees in connection with the sale of these notes. The transaction was effected as a private placement pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon the representations of the placement agent.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS & EMPLOYEES     1999        1998       1997       1996       1995
-------------------------------------------------------  ----------   --------   --------   --------   --------
RESULTS OF OPERATIONS(1)
Net sales..........................................      $  857,774   $825,292   $871,384   $829,374   $976,694
Cost of sales......................................         714,123    652,347    710,114    666,176    660,203
Selling and administrative expense.................          40,845     42,455     45,401     41,305     48,080
                                                         ----------   --------   --------   --------   --------
Operating income...................................         102,806    130,490    115,869    121,893    268,411
Gain on sale of assets.............................              --         --      8,600         --         --
Loss on interest rate hedge agreement..............              --     (9,500)        --         --         --
Interest expense...................................         (34,978)   (30,867)   (24,693)   (20,833)   (25,114)
Interest income....................................             141         49         60         67        244
                                                         ----------   --------   --------   --------   --------
Income before taxes................................          67,969     90,172     99,836    101,127    243,541
Provision for income taxes.........................          24,808     33,587     37,813     38,423     93,661
                                                         ----------   --------   --------   --------   --------
Income from continuing operations..................          43,161     56,585     62,023     62,704    149,880
(Loss) earnings from discontinued operation, net of
  tax..............................................          (2,525)      (306)    19,178      8,916     36,614
Loss on disposal of discontinued operation, net of
  tax..............................................          (7,631)        --         --         --         --
                                                         ----------   --------   --------   --------   --------
Net income.........................................      $   33,005   $ 56,279   $ 81,201   $ 71,620   $186,494
                                                         ==========   ========   ========   ========   ========
Basic earnings per share from continuing operations..    $     1.39   $   1.80   $   1.84   $   1.75   $   3.87
Diluted earnings per share from continuing
  operations.......................................            1.38       1.78       1.83       1.73       3.80
Dividends per common share.........................            0.32       0.32       0.32       0.32       0.32
FINANCIAL HIGHLIGHTS
Working capital....................................      $   95,624   $ 61,729   $ 54,309   $ 48,470   $ 72,467
Property, plant and equipment, net.................         671,550    388,193    396,741    379,111    296,163
Total assets.......................................       1,098,008    665,588    601,560    575,800    498,881
Total debt.........................................         771,194    459,475    393,040    395,600    292,400
Stockholders' equity...............................          57,233     28,881     35,603     18,570     50,628
Cash provided by operating activities..............         102,032    123,371    108,971    113,500    277,621
Depreciation and amortization......................          49,598     44,023     36,318     37,495     30,012
Capital expenditures...............................          14,427     25,374     56,545    118,706     85,258
Maintenance expenditures...........................          50,950     49,299     54,638     53,117     48,518
OTHER SELECTED DATA
Earnings before interest, taxes, depreciation and
  amortization (EBITDA)(2).........................      $  151,729   $173,986   $151,739   $158,948   $298,003
Weighted average common shares.....................          30,947     31,474     33,629     35,759     38,728
Weighted average common shares and equivalents.....          31,107     31,787     33,947     36,248     39,428
Common shares outstanding..........................          31,291     30,884     32,781     34,585     37,240
Return on sales....................................             3.8%       6.8%       9.3%       8.6%      19.1%
Ratio of operating income to interest expense......             2.9        3.2        4.7        5.9       10.7
Employees..........................................           1,440      1,050      1,041      1,030      1,143

------------------------

(1) The selected data above includes the results of the vinyls business of CONDEA Vista Company from November 12, 1999 and the results of North American Plastics, LLC from May 11, 1998, the dates of acquisition, as well as the discontinuance of our methanol business. See "Item 1--Business."

(2) EBITDA is commonly used by investors to measure a company's ability to service its indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. For 1998, the loss on interest rate hedge agreement has been included as interest expense for the computation of EBITDA and ratio of operating income to interest expense. For 1997, the pretax gain on the sale of Great River Oil & Gas Corporation has been excluded from earnings for the computation of EBITDA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Georgia Gulf is a leading manufacturer and marketer of two highly integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), polyvinyl chloride ("PVC") resins and PVC compounds. For the year ended December 31, 1999, we consumed most of our chlorine production, sold all of our caustic soda production and used approximately 82 percent of our VCM production internally in the production of PVC resins, with the remainder of our VCM sold to third parties. Approximately 72 percent of our PVC resin production was sold to third parties, with the remainder used in the production of our PVC compounds, all of which is sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 1999, we sold approximately 21 percent of our cumene production to third parties and used the remainder internally in the production of phenol and acetone. All of our phenol and acetone production is sold to third parties.

    Our business, and the commodity chemical industry in general, is cyclical in nature and is affected by domestic and, to a lesser extent, worldwide economic conditions. The level of domestic chemical sales tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable goods and construction spending. Global capacity also materially affects the prices of chemical products. Generally, in periods of high operating rates, prices rise, and as a result, new capacity is announced. Since world-scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Generally, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed or, in certain cases, until less efficient producers withdraw from the market. As this supply is absorbed and operating rates rise, prices increase and the cycle repeats. In addition, our profitability and margins are materially impacted by the cost of our raw materials and other important supplies. Our primary raw materials include salt, natural gas, ethylene, chlorine, benzene and propylene.

    Our chlorovinyls business was adversely impacted in 1997 and 1998 by increased industry capacity as well as a decline in demand resulting from the Asian economic downturn. However, the PVC industry has generally experienced price increases since the fourth quarter of 1998. This improvement in market conditions has been the result of continued increases in demand which have improved operating rates, although this improvement in market conditions has been partially offset by increases in the cost of ethylene. No announced capacity increases for VCM or PVC resins are expected to enter production until 2001.

    Since 1996, our markets for caustic soda have also been adversely impacted as a result of higher chlorine and caustic soda production, increased capacity, lower demand in the pulp and paper markets and the Asian economic downturn. There was some improvement in caustic soda pricing during the fourth quarter of 1999.

    Our aromatic business in 1997 and 1998 benefitted from continued strong demand and limited new capacity. However, despite continued growth in demand, phenol and acetone prices and margins began to decline in the fourth quarter of 1998 in anticipation of the then pending start-up of announced capacity additions expected through 2000. Although phenol and acetone prices have stabilized recently, industry sources expect pricing pressure to persist, and prices for benzene and propylene are expected to rise.

ACQUISITION OF THE VINYLS BUSINESS OF CONDEA VISTA COMPANY

    On November 12, 1999, we completed the purchase of substantially all of the assets of the vinyls business of CONDEA Vista Company. Consideration for the purchase included $260.0 million in cash and a $10.0 million two-year noninterest-bearing note to the seller. The purchase price is subject to an adjustment for actual working capital acquired. We have recorded a payable to CONDEA Vista Company of approximately $18.6 million representing a preliminary estimate of the adjustment for working capital. The acquisition was accounted for as a purchase, and the purchase price approximated the fair market value of the assets acquired. The vinyls business is an integrated producer of VCM, PVC resins and PVC compounds. Assets acquired in the purchase include: one VCM facility with an annual capacity of 950 million pounds; 50 percent ownership of PHH Monomers, L.L.C., a joint venture that operates a VCM facility with capacity to produce 1.15 billion pounds of VCM annually, which entitles the vinyls business to one-half of the production capacity, or 575 million pounds; two PVC resin facilities with combined annual capacity of 1.5 billion pounds; and three PVC compound facilities with combined annual capacity of 265 million pounds.

    Additionally, we entered into a long-term supply contract with CONDEA Vista for the supply of ethylene and assumed a chlorine supply contract with PPG Industries, Inc., our joint venture partner in PHH Monomers, for the acquired VCM facilities. We have included the results of operations for the vinyls business in our consolidated financial statements since the date of acquisition.

NORTH AMERICAN PLASTICS ACQUISITION

    On May 11, 1998, we acquired North American Plastics, Inc., a privately held manufacturer of flexible PVC compounds with two manufacturing locations in Mississippi having a combined annual production capacity of 190 million pounds. Total consideration consisted of $99.9 million in cash and the assumption of $0.5 million in debt. We financed the cash portion of the acquisition through borrowings under our previous revolving credit facility. The transaction was accounted for as a purchase, and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by $86.7 million. We allocated this excess to goodwill which is being amortized on a straight-line basis over a period of 35 years. We have included the results of operations for North American Plastics in our consolidated financial statements since the date of acquisition.

DISCONTINUATION OF METHANOL OPERATION

    During 1999, the methanol market continued to suffer from overcapacity and low-cost imports as significant increases in global supply created an imbalance between supply and demand. As a result, several domestic methanol producers, including Georgia Gulf, idled their methanol plants. We had ceased operating our methanol plant in December 1998. During 1999, we met our contractual obligations to supply methanol to our customers by purchasing imported methanol. Although the shutdown of several methanol plants resulted in a supply contraction and an increase in spot prices during the first half of 1999, several new overseas methanol plants began production late in the year. This additional supply added further pressure on the sales price of methanol. As a result of these trends, in September 1999, we announced that we would exit the methanol business entirely at the end of 1999. As a result, Georgia Gulf incurred a charge against earnings of $7.6 million, net of tax benefits, during the third quarter of 1999 to write off certain methanol assets and to accrue losses related to our methanol buy and resale program through the end of the year.

COGENERATION AND AIR SEPARATION FACILITIES

    In 1997, construction was completed on a cogeneration facility and an air separation plant, both located at our Plaquemine, Louisiana complex. These facilities have reduced the cost of electricity, nitrogen and oxygen that we use in the production of our products and that we previously purchased from third parties. Prior to November 12, 1999, we operated the cogeneration facility under an operating lease arrangement. On that date, we terminated the lease by exercising our option to purchase the cogeneration facility for approximately $103.3 million.

SALE OF GREAT RIVER OIL & GAS CORPORATION

    In July 1997, we sold oil and gas properties representing most of the assets of Great River Oil & Gas Corporation, one of our subsidiaries. Net proceeds from this sale were $16.5 million, on which we recorded a pretax gain of $8.6 million. Historically, the operating results for this subsidiary had not been material to our operating results or financial condition. Prior to the disposition, the results of this subsidiary were included in the segment "Gas Chemicals."

RESULTS OF OPERATIONS -- GEORGIA GULF

    The following table sets forth our statement of operations data for the three years ended December 31, 1999, 1998 and 1997 and the percentage of net sales of each line item for the periods presented.

                                                                       YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
DOLLARS IN MILLIONS                                       1999                  1998                  1997
-------------------                                -------------------   -------------------   -------------------
Net sales........................................   $857.8     100.0%     $825.3     100.0%     $871.4     100.0%
Cost of sales....................................    714.2      83.3%      652.3      79.0%      710.1      81.5%
Selling, general and administrative expenses.....     40.8       4.7%       42.5       5.1%       45.4       5.2%
                                                    ------     ------     ------     ------     ------     ------
Operating income.................................    102.8      12.0%      130.5      15.8%      115.9      13.3%
Gain on sale of assets...........................       --       0.0%         --       0.0%        8.6       1.0%
Loss on interest rate hedge agreement............       --       0.0%        9.5       1.1%         --       0.0%
Net interest expense.............................     34.9       4.1%       30.8       3.7%       24.7       2.8%
Provision for income taxes.......................     24.8       2.9%       33.6       4.1%       37.8       4.3%
                                                    ------     ------     ------     ------     ------     ------
Income from continuing operations................     43.1       5.0%       56.6       6.8%       62.0       7.1%
Earnings (loss) from discontinued operation,
  net............................................     (2.5)      0.3%       (0.3)      0.0%       19.2       2.2%
Loss on disposal of methanol business, including
  provision for net operating losses during the
  phase-out period, net..........................     (7.6)      0.9%         --       0.0%         --       0.0%
                                                    ------     ------     ------     ------     ------     ------
Net income.......................................   $ 33.0       3.8%     $ 56.3       6.8%     $ 81.2       9.3%
                                                    ======     ======     ======     ======     ======     ======

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    NET SALES -- For the year ended December 31, 1999, Georgia Gulf reported net sales of $857.8 million, an increase of 4 percent compared to $825.3 million for the same period in 1998. This increase was due to a 9 percent increase in the overall average selling price, offset in part by a 4 percent decrease in overall sales volumes.

    Net sales for chlorovinyls were $633.5 million for the year ended
December 31, 1999, an increase of 23 percent from $515.4 million for the same period of 1998. The average selling price in 1999 for chlorovinyl products increased 21 percent over 1998. Strong demand for vinyl products, particularly VCM and PVC resins, resulted in higher average selling prices, which were partially offset by a 43 percent decrease in the price of caustic soda. Chlorovinyl sales volumes remained essentially the same for 1999 and 1998. Higher sales volumes for PVC resins and PVC compounds were offset by a decrease in caustic soda and chlorine sales volumes. Sales volumes for 1999 included a full year of sales for North American Plastics, acquired in May 1998, and the inclusion of the vinyls business of

CONDEA Vista Company acquired in November 1999. The chlorovinyls segment also benefitted from increased electricity sales during certain peak demand periods in 1999.

    Net sales for aromatics for the year ended December 31, 1999 were $224.2 million, a decrease of 28 percent from $309.9 million for the same period last year. This decrease was primarily attributable to a decrease of 18 percent in the average selling price for aromatic products and a 13 percent decrease in sales volumes. Cumene sales volumes for 1999 were 48 percent lower than 1998. New capacity additions, which created an oversupply of phenol, caused the average selling price of phenol to decline 31 percent from the prior year.

    Cost of Sales -- Cost of sales for the year ended December 31, 1999 was $714.2 million, an increase of 9 percent compared to $652.3 million in 1998. This increase was due to increases in prices for all major raw materials. As a percentage of net sales, cost of sales increased to 83.3 percent in 1999 compared to 79.0 percent in 1998. This increase in cost of sales as a percentage of net sales was due to higher raw material costs along with reduced operating rates.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses were $40.8 million for the year ended December 31, 1999, a decrease of 4 percent from $42.5 million in the same period of 1998. This decrease was due primarily to lower legal and environmental expenses.

    OPERATING INCOME -- Operating income for the year ended December 31, 1999 was $102.8 million, a decrease of 21 percent compared to $130.5 million for the same period last year. This decrease was primarily the result of lower operating income in aromatics, offset in part by higher operating income for chlorovinyls. Chlorovinyls operating income for 1999 was $98.8 million, an increase of 34 percent compared to $73.7 million for the same period in 1998. This increase was attributable to average selling price increases outpacing raw material price increases, the sale of electricity during peak demand periods, the inclusion of North American Plastics for the full year and the inclusion of the vinyls business purchased in November 1999. Aromatics operating income for the year ended December 31, 1999 was $15.2 million, a decrease of 79 percent compared to $71.4 million for 1998. This decrease in operating income was due to reduced operating rates, lower cumene sales volumes, increased raw material cost and a decrease in the average selling price for phenol. As a percentage of net sales, operating income decreased to 12.0 percent of net sales in 1999 compared to 15.8 percent in 1998. This decrease in operating income as a percentage of net sales was primarily the result of higher raw material costs across all product lines and reduced pricing in aromatics, which together outpaced average selling price increases in chlorovinyls, resulting in reduced overall margins.

    OTHER EXPENSE -- During 1998, we incurred other expenses of $9.5 million, $6.0 million net of taxes, related to the termination of an interest rate hedge agreement.

    NET INTEREST EXPENSE -- Net interest expense increased to $34.9 million for the year ended December 31, 1999 compared with $30.8 million for the same period in 1998. This increase was largely attributable to the increased debt issued in November 1999 to fund the acquisition of the vinyls business and purchase the assets related to the cogeneration operating lease.

    PROVISION FOR INCOME TAXES -- Provision for income taxes was $24.8 million for the year ended 1999, a decrease of 26 percent compared to $33.6 million for the same period in 1998. This decrease was due to lower taxable income. Our effective tax rate for 1999 was 36.5 percent compared to 37.2 percent for 1998.

    INCOME FROM CONTINUING OPERATIONS -- Income from continuing operations for 1999 was $43.1 million, a decrease of 24 percent compared to $56.6 million for the same period in 1998. This decrease was due to the factors discussed above.

    LOSS FROM DISCONTINUED OPERATION -- The discontinued methanol operation incurred a net loss of $2.5 million for 1999 as compared to a loss of $0.3 million for the same period in 1998. Additionally, during 1999, Georgia Gulf recognized a one-time charge of $7.6 million, net of taxes, in connection with the write-off of certain methanol assets and future losses on servicing the remaining methanol contracts through the end of 1999.

    NET INCOME -- Net income for the year ended 1999 was $33.0 million, a decrease of 41 percent compared to $56.3 million for the same period in 1998. This decrease was primarily due to the factors discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    NET SALES -- Net sales in 1998 were $825.3 million, a decrease of 5 percent compared to $871.4 million in 1997. This decrease was due to a price decline for all products, with the exception of caustic soda, resulting in a 9 percent decrease in the overall average selling price, offset in part by a 4 percent increase in overall sales volume.

    Net sales of chlorovinyls in 1998 were $515.4 million, an increase of 5 percent compared to $492.7 million in 1997. This increase was the result of a 10 percent increase in overall sales volume, offset by an overall decline in prices of 5 percent. The volume increase was primarily the result of the inclusion of the sales of North American Plastics, acquired in May 1998, and, to a lesser extent, continued strong demand for PVC resins and PVC compounds. Price declines in chlorovinyls were the result of industry overcapacity and a decline in demand in Asia due to the economic downturn in that region. Prices for caustic soda were up 52 percent over 1997; however, prices did begin to weaken in the second half of 1998 due to increased production and a decline in demand from the pulp and paper industry.

    Net sales of aromatics in 1998 were $309.9 million, a decrease of 17 percent compared to $373.7 million in 1997. This decrease was the result of a 4 percent decrease in volume and a 14 percent decline in prices. The volume decrease was the result of a decline in cumene sales volumes that was not fully offset by increases in phenol and acetone sales volumes. Price declines in aromatics were attributable to a 22 percent decline in cumene prices resulting primarily from excess industry capacity and lower raw material costs which were passed on to customers. Also contributing to the decline was a 13 percent decline in phenol prices resulting primarily from market positioning by other producers in anticipation of significant capacity expansions.

    COST OF SALES -- Cost of sales in 1998 was $652.3 million, a decrease of 8 percent compared to $710.1 million in 1997. The decrease in cost of sales was due to a decline in prices of major raw materials purchased, offset in part by an increase in raw material consumption and an increase in overall sales volume of 4 percent. As a percentage of net sales, cost of sales decreased to 79.0 percent in 1998 compared to 81.5 percent in 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses were $42.5 million in 1998, a decrease of 6 percent from 1997. This decrease was due to reduced pension costs, lower expenses from profit-sharing plans and reduced employee head count, which more than offset the addition of selling, general and administrative expenses of North American Plastics. As a percentage of net sales, selling, general and administrative expenses were 5.1 percent for 1998 compared to 5.2 percent for 1997.

    OPERATING INCOME -- Operating income in 1998 was $130.5 million, an increase of 13 percent compared to $115.9 million in 1997. This increase was the result of increased operating profit in both chlorovinyls and aromatics. Our chlorovinyls operating profit in 1998 was $73.7 million, an increase of 12 percent compared to $65.7 million in 1997. This increase was due to the increase in sales volumes and lower raw material prices discussed above. Our aromatics operating income in 1998 was $71.4 million, an increase of 3 percent compared to $69.1 million in 1997. This increase in operating income was due to high phenol/acetone operating rates, resulting from continued strong demand for phenol, and lower raw material prices, which together more than offset the pricing decline in aromatics discussed above. As a percentage of net sales, operating income increased to
15.8 percent of net sales in 1998 compared to 13.3 percent in 1997. This increase in operating income as a percentage of sales was primarily attributable to lower raw material costs which declined more than average selling prices.

    OTHER INCOME/EXPENSE -- We incurred other expenses of $9.5 million, $6.0 million net of taxes, related to the termination of an interest rate hedge agreement during the third quarter of 1998. In 1997, certain oil and gas properties were sold resulting in a pre-tax gain of $8.6 million, $5.3 million net of taxes.

    NET INTEREST EXPENSE -- Net interest expense increased to $30.8 million for 1998 compared with $24.7 million in 1997. This increase reflects higher average debt balances in 1998, resulting from the acquisition of North American Plastics.

    PROVISION FOR INCOME TAXES -- Provision for income taxes was $33.6 million in 1998, a decrease of 11 percent compared to $37.8 million in 1997. Our effective tax rate in 1998 declined to 37.2 percent from 37.9 percent in 1997 primarily as a result of a lower combined state tax effective rate.

    INCOME FROM CONTINUING OPERATIONS -- Income from continuing operations for 1998 was $56.6 million, a decrease of 9 percent compared to $62.0 million for 1997. This decrease was primarily a result of the termination of the interest rate hedge agreement and higher interest expense in 1998, which more than offset the gain on the sale of the Great River Oil & Gas assets in 1997 and higher operating income in 1998.

    (LOSS) EARNINGS FROM DISCONTINUED OPERATION -- The discontinued methanol operation incurred a net loss of $0.3 million for 1998 as compared to net earnings of $19.2 million for 1997. A substantial increase in global supply created a significant imbalance between supply and demand, resulting in a 40 percent decline in methanol sales prices for 1998 as compared to 1997.

    NET INCOME -- Net income in 1998 was $56.3 million, a decrease of 31 percent compared to $81.2 million in 1997. This decrease was due to the factors discussed above.

LIQUDITY AND CAPITAL RESOURCES

    On November 12, 1999, we entered into a new loan agreement and issued $200,000,000 of eight-year unsecured 10 3/8 percent notes. The net proceeds from these transactions were used to fund the acquisition of the vinyls business of CONDEA Vista Company, replace the prior unsecured revolving credit facility and term loan, purchase assets leased pursuant to the cogeneration facility lease and to pay related fees and expenses.

    For the year ended December 31, 1999, we generated $102.0 million of cash flow from operating activities as compared with $123.4 million during the year ended December 31, 1998. Major sources of cash flow from operating activities in 1999 were income from continuing operations of $43.2 million, noncash provisions of $49.6 million for depreciation and amortization and $4.6 million for deferred income taxes. Total working capital at the end of 1999 was $95.6 million versus $61.7 million at the end of 1998. The increase in working capital was primarily attributable to the working capital purchased in connection with the acquisition of the vinyls business, offset in part by an increase in the current portion of long-term debt in 1999.

    Financing activities provided $281.9 million of cash during 1999. Primary sources of cash flows from financing activities included borrowings of $438.0 million under the new senior credit facility and the issuance of $200.0 million of eight-year unsecured 10 3/8 percent notes. Cash flows used in financing activities were primarily the payoff of the prior unsecured revolving credit agreement and the $100.0 million term loan.

    Our new senior credit facility provides for a $100.0 million revolving credit facility, a $225.0 million term loan A and a $200.0 million term loan B. The term loans were fully drawn at December 31, 1999, and borrowings under the revolving credit facility were $13.0 million. As of December 31, 1999, we had availability to borrow an additional $87.0 million under the revolving credit facility.

    At December 31, 1999, our debt portfolio consisted of $438.0 million under the senior credit facility, $100.0 million principal amount of 7 5/8 percent notes, $200.0 million principal amount of 10 3/8 percent notes and $33.2 million in other debt agreements. Debt under the senior credit facility and the existing 7 5/8 percent senior notes are secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable and other intangibles.

    We declared dividends of $0.32 per share, or $9.9 million, during 1999. We anticipate continuing to pay dividends to our stockholders of approximately $10.0 million annually. As of December 31, 1999, we had authorization to repurchase up to 5.2 million shares under a common stock repurchase program; however, we have suspended the stock repurchase program and we did not repurchase any shares during 1999.

    For the year ended December 31, 1999, we used $380.7 million of cash in investing activities, compared to $125.3 million used in 1998. Capital expenditures for the year ended December 31, 1999 were $14.4 million as compared to $25.4 million for the same 1998 period. In 1999, we invested $263.0 million, including related fees and expenses, in the purchase of the vinyls business of CONDEA Vista Company and $103.3 million to purchase the assets previously covered by the cogeneration operating lease. In 1998, we invested $99.9 million in the purchase of North American Plastics. As in 1999, capital expenditures for 2000 will be directed toward increasing efficiency of existing operations and certain environmental projects. We estimate total capital expenditures for 2000 will approximate $30.0 million.

    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under noncancelable operating leases with varying maturities through the year 2014. Future minimum payments under these noncancelable operating leases as of December 31, 1999 were $20.0 million in 2000, $14.8 million in 2001, $12.5 million in 2002, $9.0 million in 2003, $5.8 million in 2004 and $30.5 million thereafter.

    We have take-or-pay agreements for the purchase of ethylene, with various terms extending through 2014. The aggregate amount of the fixed and determinable portion of the required payments under these agreements as of December 31, 1999 was $7.1 million for each of the years from 2000 through 2007 and $4.6 million for 2008. Additionally, in connection with the acquisition of the vinyls business of CONDEA Vista, we have agreed to purchase 600 million pounds of ethylene on a take-or-pay basis at market prices from CONDEA Vista each year for three years, followed by an optional reduction in required purchases of 100 million pounds per year for the final four years of the agreement.

    Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our markets, cash flow from operations will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Further, any future acquisitions, joint ventures, arrangements or similar transactions will likely require additional capital, and there can be no assurance that this capital will be available to us.

    We are essentially a holding company and, accordingly, must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in our senior credit facility limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

    In 1998, Georgia Gulf generated $123.4 million from operating activities, up $14.4 million from 1997. Major sources of cash flow from operating activities in 1998 were income from continuing operations of $56.6 million, noncash provisions of $44.0 million for depreciation and amortization and $28.2 million for deferred income taxes. Total working capital at the end of 1998 was $61.7 million versus $54.3 million at the end of 1997.

    Net cash provided by financing activities was $1.5 million in 1998 and came from borrowings under the revolving credit facility. Cash used by financing activities funded repurchases of common stock in the amount of $58.9 million and paid dividends of $10.0 million.

    Net cash used in investing activities was $125.3 million in 1998 and was attributable to the purchase of North American Plastics for $99.9 million and capital expenditure requirements of $25.4 million.

YEAR 2000 ISSUE UPDATE

    We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by year 2000 or similar issues. Currently we are not aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers. Expenditures related to year 2000 compliance efforts were not material.

INFLATION

    The most significant component of our cost of sales is raw materials, which include basic commodity items. The cost of raw materials is based primarily on market forces and has not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

NEW ACCOUNTING PRONOUNCEMENTS

    During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. We have not yet quantified the impact of adopting SFAS No. 133 on our financial statements.

FORWARD-LOOKING STATEMENTS

    This Annual Report and other communications to stockholders, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

    Predictions of future results contain a measure of uncertainty, and accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, changes in the general economy, changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which our products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

ENVIRONMENTAL

    Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

    We believe that we are in material compliance with all the current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause us to exceed our level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and therefore, it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DISCLOSURES ABOUT MARKET RISK

    We are subject to certain market risks related to long-term financing and related derivative financial instruments, foreign currency exchange rates and commodity prices. We have policies and procedures to mitigate the potential loss arising from adverse changes in these risk factors.

    INTEREST RATE SENSITIVITY -- The following table is a "forward-looking" statement that provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and financing obligations. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. We do not use interest rate swap agreements or any other derivatives for trading purposes. For financing obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. The information and cash flows are presented in U.S. dollars, which is our reporting currency.

                                                  PRINCIPAL (NOTIONAL) AMOUNTS BY MATURITY DATE                           FAIR
                                        ------------------------------------------------------------------              VALUE AT
DOLLARS IN THOUSANDS                      2000       2001       2002       2003       2004     THEREAFTER     TOTAL     12/31/99
--------------------                    --------   --------   --------   --------   --------   -----------   --------   ---------
Long-term financing
Long-term debt:
  Fixed rate principal...............   $    --    $    --    $  7,750   $    --    $    --     $308,444     $316,194   $317,944
  Average interest rate..............        --         --       10.88%       --         --         9.38%        9.41%        --
  Variable rate principal............    22,000     22,000      42,000    47,000     52,000      270,000      455,000    455,000
  Average interest rate..............       6.5%      7.14%       7.23%     7.24%      7.31%        7.47%        7.35%        --
Interest rate derivatives
Interest rate swaps:
  Variable to fixed notional
    amount...........................   $    --    $    --    $200,000   $    --    $    --     $     --     $200,000   $  3,045
  Average pay rate...................        --         --        6.09%       --         --           --         6.09%        --
  Average receive rate...............        --         --        6.89%       --         --           --         6.89%        --

    FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY -- Substantially all of our sales are denominated in U.S. dollars, and it is our policy to purchase forward contracts to eliminate short-term exchange rate volatility for foreign currency sales. The foreign currency exchange rate risk relates to annual sales of less than $7.2 million, and accordingly, foreign currency forward exchange agreements were not material at December 31, 1999.

    COMMODITY PRICE SENSITIVITY -- The availability and price of our raw materials are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we execute raw material purchase contracts, which are generally less than one year in duration. As of December 31, 1999, there were no forward raw material purchase contracts open.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................      29

Report of Management........................................      30

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................      31

Consolidated Statements of Income years ended December 31,
  1999, 1998 and 1997.......................................      32

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............      33

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................      34

Notes to the Consolidated Financial Statements..............      35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF GEORGIA GULF CORPORATION:

    We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Atlanta, Georgia
February 18, 2000

                              REPORT OF MANAGEMENT
                            GEORGIA GULF CORPORATION

TO THE STOCKHOLDERS OF GEORGIA GULF CORPORATION:

    The accompanying consolidated financial statements of Georgia Gulf Corporation and subsidiaries are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. The financial information displayed in other sections of this 1999 Annual Report is consistent with the consolidated financial statements.

    The integrity and the objectivity of the data in these consolidated financial statements, including estimates and judgments relating to matters not concluded by year-end, are the responsibility of management. We maintain accounting systems and related internal controls, including a budgeting and reporting system, to provide reasonable assurance that financial records are reliable for preparing the consolidated financial statements and for maintaining accountability for assets. The system of internal controls also provides reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization. Periodic reviews of the systems and of internal controls are performed by our internal audit department.

    The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of Georgia Gulf, has the responsibility of meeting periodically with management, our internal auditors and Arthur Andersen LLP, our independent public accountants that are approved by the stockholders, to review the scope and results of the annual audit and the general overall effectiveness of the internal accounting control system. The independent public accountants and our internal auditors have direct access to the Audit Committee, with or without the presence of management, to discuss the scope and results of their audits, as well as any comments they may have related to the adequacy of the internal accounting control system and the quality of financial reporting.

Richard B. Marchese
Vice President Finance, Chief Financial Officer and Treasurer
February 18, 2000

                          CONSOLIDATED BALANCE SHEETS

                            GEORGIA GULF CORPORATION

                                                                  DECEMBER 31,
                                                              ---------------------
IN THOUSANDS, EXCEPT SHARE DATA                                  1999        1998
-------------------------------                               ----------   --------
ASSETS
Cash and cash equivalents...................................  $    4,424   $  1,244
Receivables, net of allowance for doubtful accounts
  of $2,400 in 1999 and 1998................................     164,376     69,994
Inventories.................................................     112,844     69,339
Prepaid expenses............................................       5,440      2,227
Deferred income taxes.......................................       6,172      6,492
                                                              ----------   --------
  Total current assets......................................     293,256    149,296
                                                              ----------   --------
Property, plant and equipment, at cost......................     985,825    656,527
  Less accumulated depreciation.............................     314,275    268,334
                                                              ----------   --------
    Property, plant and equipment, net......................     671,550    388,193
                                                              ----------   --------
Goodwill....................................................      82,676     85,154
                                                              ----------   --------
Other assets................................................      50,083     29,626
                                                              ----------   --------
Net assets of discontinued operation........................         443     13,319
                                                              ----------   --------
Total assets................................................  $1,098,008   $665,588
                                                              ==========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt...........................  $   22,000   $     --
Accounts payable............................................     143,898     65,270
Interest payable............................................       5,926      2,272
Accrued income taxes........................................         494         --
Accrued compensation........................................       7,682      6,814
Accrued pension.............................................          --        378
Other accrued liabilities...................................      17,632     12,833
                                                              ----------   --------
  Total current liabilities.................................     197,632     87,567
                                                              ----------   --------
Long-term debt..............................................     749,194    459,475
                                                              ----------   --------
Deferred income taxes.......................................      93,949     89,665
                                                              ----------   --------
Stockholders' equity
  Preferred stock--$0.01 par value; 75,000,000 shares
    authorized; no shares issued............................          --         --
  Common stock--$0.01 par value; 75,000,000 shares
    authorized; shares issued and outstanding: 31,290,862 in
    1999 and 30,883,754 in 1998.............................         313        309
  Additional paid-in capital................................       5,250         --
  Retained earnings.........................................      51,670     28,572
                                                              ----------   --------
    Total stockholders' equity..............................      57,233     28,881
                                                              ----------   --------
    Total liabilities and stockholders' equity..............  $1,098,008   $665,588
                                                              ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                            GEORGIA GULF CORPORATION

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
IN THOUSANDS, EXCEPT SHARE DATA                            1999          1998          1997
-------------------------------                         -----------   -----------   -----------
Net sales.............................................  $   857,774   $   825,292   $   871,384
Operating costs and expenses
  Cost of sales.......................................      714,123       652,347       710,114
  Selling and administrative expense..................       40,845        42,455        45,401
                                                        -----------   -----------   -----------
    Total operating costs and expenses................      754,968       694,802       755,515
                                                        -----------   -----------   -----------
Operating income......................................      102,806       130,490       115,869
Other income (expense)
  Gain on sale of assets..............................           --            --         8,600
  Loss on interest rate hedge agreement...............           --        (9,500)           --
  Interest expense....................................      (34,978)      (30,867)      (24,693)
  Interest income.....................................          141            49            60
                                                        -----------   -----------   -----------
Income from continuing operations before income
  taxes...............................................       67,969        90,172        99,836
Provision for income taxes............................       24,808        33,587        37,813
                                                        -----------   -----------   -----------
Income from continuing operations.....................       43,161        56,585        62,023
Discontinued operation
  (Loss)/earnings from discontinued operation, net....       (2,525)         (306)       19,178
  Loss on disposal of discontinued operation, net.....       (7,631)           --            --
                                                        -----------   -----------   -----------
Net income............................................  $    33,005   $    56,279   $    81,201
                                                        ===========   ===========   ===========
Earnings/(loss) per share
  Basic
    Continuing operations.............................  $      1.39   $      1.80   $      1.84
    Discontinued operation............................        (0.32)        (0.01)         0.57
                                                        -----------   -----------   -----------
                                                        $      1.07   $      1.79   $      2.41
                                                        ===========   ===========   ===========
  Diluted
    Continuing operations.............................  $      1.38   $      1.78   $      1.83
    Discontinued operation............................        (0.32)        (0.01)         0.56
                                                        -----------   -----------   -----------
                                                        $      1.06   $      1.77   $      2.39
                                                        ===========   ===========   ===========
Weighted average common shares........................   30,946,784    31,474,072    33,628,895
Weighted average common shares and equivalents........   31,106,680    31,786,536    33,946,750

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            GEORGIA GULF CORPORATION

                                               COMMON STOCK        ADDITIONAL                  TOTAL
                                          ----------------------    PAID-IN     RETAINED   STOCKHOLDERS'
IN THOUSANDS, EXCEPT SHARE DATA             SHARES       AMOUNT     CAPITAL     EARNINGS      EQUITY
-------------------------------           -----------   --------   ----------   --------   -------------
Balance, December 31, 1996..............   34,584,800     $346       $    --    $ 18,224     $ 18,570
Net income..............................           --       --            --      81,201       81,201
Dividends paid..........................           --       --            --     (10,711)     (10,711)
Tax benefit realized from stock option
  plans.................................           --       --         1,252          --        1,252
Common stock issued upon exercise of
  stock options.........................      185,045        2         1,435          --        1,437
Common stock issued under stock purchase
  plan..................................      140,694        1         3,160          --        3,161
Repurchase and retirement of common
  stock.................................   (2,129,100)     (21)       (5,847)    (53,439)     (59,307)
                                          -----------     ----       -------    --------     --------
Balance, December 31, 1997..............   32,781,439      328            --      35,275       35,603

Net income..............................           --       --            --      56,279       56,279
Dividends paid..........................           --       --            --     (10,024)     (10,024)
Tax benefit realized from stock option
  plans.................................           --       --         1,406          --        1,406
Common stock issued upon exercise of
  stock options.........................      169,830        2         1,440          --        1,442
Common stock issued under stock purchase
  plan..................................      228,585        2         3,053          --        3,055
Repurchase and retirement of common
  stock.................................   (2,296,100)     (23)       (5,899)    (52,958)     (58,880)
                                          -----------     ----       -------    --------     --------
Balance, December 31, 1998..............   30,883,754      309            --      28,572       28,881

Net income..............................           --       --            --      33,005       33,005
Dividends paid..........................           --       --            --      (9,907)      (9,907)
Tax benefit realized from stock option
  plans.................................           --       --           840          --          840
Common stock issued upon exercise of
  stock options.........................      188,655        2         1,494          --        1,496
Common stock issued under stock purchase
  plan..................................      218,453        2         2,916          --        2,918
                                          -----------     ----       -------    --------     --------
BALANCE, DECEMBER 31, 1999..............   31,290,862     $313       $ 5,250    $ 51,670     $ 57,233
                                          ===========     ====       =======    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            GEORGIA GULF CORPORATION

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
IN THOUSANDS                                                    1999        1998        1997
------------                                                  ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  33,005   $  56,279   $  81,201
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................     49,598      44,023      36,318
      Gain on sale of assets................................         --          --      (8,600)
      Provision for deferred income taxes...................      4,604      28,237      11,306
      Tax benefit related to stock plans....................        840       1,406       1,252
      Loss on disposal of discontinued operation, net.......      7,631          --          --
      Loss (earnings) from discontinued operation, net......      2,525         306     (19,178)
      Change in operating assets and liabilities, net of
        effects of acquisitions:
          Receivables.......................................        165       2,575      (1,167)
          Inventories.......................................     (5,322)     23,347      (5,158)
          Prepaid expenses..................................     (2,199)      4,361       3,426
          Accounts payable..................................      5,230     (27,764)     (1,534)
          Interest payable..................................      3,654          54        (692)
          Accrued income taxes..............................        494          --        (704)
          Accrued compensation..............................       (548)     (2,664)      1,644
          Accrued pension...................................       (378)     (1,879)        118
          Accrued liabilities...............................      4,799      (1,995)        150
          Other.............................................     (4,786)     (3,397)     (8,218)
                                                              ---------   ---------   ---------
Net cash provided by continuing operations..................     99,312     122,889      90,164
Net cash provided by discontinued operation.................      2,720         482      18,807
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................    102,032     123,371     108,971
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (14,427)    (25,374)    (56,545)
  Buyout of cogeneration operating lease....................   (103,303)         --          --
  Proceeds from the sale of assets..........................         --          --      16,477
  Acquisitions, net of cash acquired........................   (263,000)    (99,902)         --
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (380,730)   (125,276)    (40,068)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Long-term debt proceeds...................................    736,921     207,485     187,440
  Long-term debt payments...................................   (449,550)   (141,550)   (190,000)
  Proceeds from issuance of common stock....................      4,414       4,497       4,598
  Repurchase and retirement of common stock.................         --     (58,880)    (59,307)
  Dividends.................................................     (9,907)    (10,024)    (10,711)
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........    281,878       1,528     (67,980)
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................      3,180        (377)        923
Cash and cash equivalents at beginning of year..............      1,244       1,621         698
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   4,424   $   1,244   $   1,621
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            GEORGIA GULF CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Georgia Gulf Corporation and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

    NATURE OF OPERATIONS -- We are a manufacturer and international marketer of chemical products. Our products are primarily intermediate chemicals sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable.

    USE OF ESTIMATES -- Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS -- Marketable securities that are highly liquid with an original maturity of three months or less are considered to be the equivalent of cash for purposes of financial statement presentation.

    INVENTORIES -- Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 1999, 1998 and 1997 was $948,000, $667,000 and $2,802,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes.

    The estimated useful lives of the assets are as follows:

Buildings and land improvements.............................        20--30 years
Machinery and equipment.....................................         3--15 years

    GOODWILL -- Goodwill of $86,725,000 was capitalized in connection with the acquisition of North American Plastics, Inc. in 1998 (see Note 3). The goodwill is being amortized over a 35-year period. Goodwill amortized to cost of sales during 1999 and 1998 was $2,478,000 and $1,571,000, respectively.

    OTHER ASSETS -- Other assets primarily consist of deposits for long-term raw material purchase contracts and debt issuance costs (see Note 9). Deposits are being amortized as additional raw material cost over the remaining 15-year life of the related contracts in proportion to raw material delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the related indebtedness.

    LONG-LIVED ASSETS -- We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset will be written down to its fair value.

                            GEORGIA GULF CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FINANCIAL INSTRUMENTS -- We do not use derivatives for trading purposes. Interest rate swap and cap agreements, forms of derivatives, are used to manage interest costs on certain portions of our long-term debt (see Note 17). These financial statements do not reflect temporary market gains and losses on derivative financial instruments, although the estimated fair value is disclosed in Note 17. If subsequent to being hedged, underlying transactions are no longer likely to occur, the related derivative gains and losses are recognized currently as income or expense. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of December 31, 1999 and 1998, interest rate swap agreements were the only form of derivative financial instrument outstanding.

    ENVIRONMENTAL EXPENDITURES -- Environmental expenditures related to current operations or future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenues are expensed. Liabilities are recognized when environmental assessments or cleanups are probable and the costs can be reasonably estimated.

    EARNINGS PER SHARE -- Basic earnings per share are computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share are computed based on the weighted average number of common shares outstanding, adjusted for dilutive potential issuances of common stock. A reconciliation of the number of shares used for computing basic and diluted earnings per share is presented in Note 18.

    STOCK-BASED COMPENSATION -- Stock-based compensation is recognized using the intrinsic value method. Pro forma net income and earnings per share impacts are presented in Note 12 as if the fair value method had been applied.

2. NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, we adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. We had no comprehensive income amounts for the periods presented. As a result, the adoption had no impact on our reporting under generally accepted accounting principles.

    During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. We have not yet quantified the impact of adopting SFAS No. 133 on our financial statements.

                            GEORGIA GULF CORPORATION

3. ACQUISITIONS

    The Vinyls Business of CONDEA Vista Company -- On November 12, 1999, we completed the acquisition of the assets of the vinyls business of CONDEA Vista Company. The purchase included substantially all of the assets and net working capital of the vinyls business as of the date of acquisition. The acquisition was accounted for as a purchase, and the results of the vinyls business's operations have been included in our consolidated financial statements from the date of acquisition. The purchase price, including related fees and expenses, consisted of $263,000,000 of cash and the issuance of a $10,000,000 two-year, noninterest-bearing note payable to CONDEA Vista Company. The note was recorded at its net present value of $7,750,000 at the date of acquisition. The purchase price is subject to an adjustment for actual working capital acquired. We have recorded a payable to CONDEA Vista Company of approximately $18,619,000 representing a preliminary estimate of the adjustment for working capital. This payable is included in accounts payable on the accompanying balance sheet as of December 31, 1999. The purchase price approximated the fair market value of the net assets acquired.

    The following unaudited pro forma combined information presents the combined results of operations as if the acquisition had occurred at the beginning of fiscal 1999 and 1998. The unaudited pro forma combined information is based upon the historical consolidated financial statements of Georgia Gulf and the vinyls business. Pro forma results include interest expense on debt incurred to finance the acquisition.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                       1999         1998
-----------------------------------                    ----------   ----------
Statement of income data:
  Net sales..........................................  $1,224,167   $1,166,960
  Income from continuing operations..................      31,376       10,569
  Earnings per share from continuing operations:
    Basic............................................        1.01         0.34
    Diluted..........................................        1.01         0.33

    In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1999 or at the beginning of fiscal 1998 or of future operations of the combined companies under our ownership and management.

    NORTH AMERICAN PLASTICS -- On May 11, 1998, we acquired all the issued and outstanding common stock of North American Plastics, Inc., a privately held manufacturer of flexible vinyl compounds with a production capacity of 190,000,000 pounds. North American Plastics has two manufacturing locations in Mississippi and generated approximately $90,000,000 of revenue in 1997. The vinyl compounds produced by North American Plastics are used in wire and cable for construction, automobiles and appliances as well as various other consumer and industrial products.

    We acquired the stock of North American Plastics in exchange for net cash consideration of $99,902,000 plus our assumption of $500,000 in debt. The cash portion of the acquisition was financed with proceeds from our previous revolving credit facility. The transaction was accounted for as a purchase, and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by $86,725,000. This excess was allocated to goodwill and is being amortized on a straight-line basis over a period of 35 years. The results of operations of the acquired business

                            GEORGIA GULF CORPORATION

3. ACQUISITIONS (CONTINUED)
have been included in our consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

4. DISCONTINUED OPERATION

    On September 2, 1999, we announced our decision to exit the methanol business at the end of 1999. In connection with the discontinuance of the methanol business, we incurred a one-time charge of $7,631,000, net of income tax benefits, related to the write-off of the methanol plant assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The methanol plant remains idle and we intend to dismantle the facility at some time in the future. A number of methanol sales contracts have been assigned, and our methanol customer list has been sold. Proceeds from actual and future sales of the methanol railcars, customer list and other discontinued plant assets are estimated to be $2,900,000. The disposition of the methanol operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the reallocation of fixed overhead charges to other business segments. For business segment reporting purposes, the methanol business results were previously classified as the segment "Gas Chemicals."

    Net sales and income from the discontinued operation are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
IN THOUSANDS                                       1999       1998       1997
------------                                     --------   --------   --------
Net sales......................................  $ 26,181   $49,726    $ 94,266
                                                 --------   -------    --------
Pretax (loss) income from discontinued
  operation....................................  $ (3,976)  $  (487)   $ 30,932
Pretax loss on disposal of business segment....   (12,017)       --          --
Income tax benefit (expense)...................     5,837       181     (11,754)
                                                 --------   -------    --------
Net (loss) income from discontinued
  operation....................................  $(10,156)  $  (306)   $ 19,178
                                                 ========   =======    ========

    Assets and liabilities of the discontinued operation were as follows:

                                                               DECEMBER 31,
                                                            -------------------
IN THOUSANDS                                                  1999       1998
------------                                                --------   --------
Current assets............................................  $ 3,553    $ 4,536
Property, plant and equipment, net........................       --     12,956
Current liabilities.......................................   (3,110)    (1,189)
Long-term liabilities.....................................       --     (2,984)
                                                            -------    -------
Net assets of discontinued operation......................  $   443    $13,319
                                                            =======    =======

5. DISPOSITION OF ASSETS

    In July 1997, we completed the sale of certain oil and gas properties representing substantially all of the assets of Great River Oil & Gas Corporation, one of our subsidiaries. Net proceeds from this sale were $16,477,000, on which we recorded a pretax gain of $8,600,000 ($5,300,000 net of income taxes). The operating results for this subsidiary were not material to our financial statements.

                            GEORGIA GULF CORPORATION

6. RECEIVABLES

    We entered into an agreement pursuant to which we sold a percentage ownership interest in a defined pool of our trade receivables. As collections reduce accounts receivable included in the pool, we sell participating interests in new receivables to bring the amount sold up to the $50,000,000 permitted by the agreement. The receivables are sold at a discount, which approximates the purchaser's financing cost of issuing its own commercial paper backed by these accounts receivable. The ongoing costs of this program of $2,793,000, $2,807,000 and $3,045,000 for 1999, 1998 and 1997, respectively, were charged to selling and administrative expense in the accompanying consolidated statements of income.

7. INVENTORIES

    The major classes of inventories were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
IN THOUSANDS                                                    1999       1998
------------                                                  --------   --------
Raw materials and supplies..................................  $ 48,868   $26,462
Finished goods..............................................    63,976    42,877
                                                              --------   -------
Inventories.................................................  $112,844   $69,339
                                                              ========   =======

8. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
IN THOUSANDS                                                    1999       1998
------------                                                  --------   --------
Machinery and equipment.....................................  $905,470   $583,561
Land and land improvements..................................    27,646     23,760
Buildings...................................................    32,172     23,937
Construction in progress....................................    20,537     25,269
                                                              --------   --------
Property, plant and equipment, at cost......................  $985,825   $656,527
                                                              ========   ========

9. OTHER ASSETS

    Other assets, net of accumulated amortization, consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
IN THOUSANDS                                                    1999       1998
------------                                                  --------   --------
Deposits for long-term purchase contracts...................  $25,302    $23,635
Debt issuance costs.........................................   18,536      2,613
Other.......................................................    6,245      3,378
                                                              -------    -------
Other assets................................................  $50,083    $29,626
                                                              =======    =======

    Debt issuance costs amortized as interest expense during 1999, 1998 and 1997 were $675,000, $527,000 and $448,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            GEORGIA GULF CORPORATION

10. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                             DECEMBER 31,
                                                          -------------------
IN THOUSANDS                                                1999       1998
------------                                              --------   --------
Senior credit facility
  Tranche A term loan...................................  $225,000   $     --
  Tranche B term loan...................................   200,000         --
  Revolving facility....................................    13,000         --
7 5/8% notes due 2005...................................   100,000    100,000
10 3/8% notes due 2007..................................   200,000         --
Revolving credit facility...............................        --    223,000
Term loan...............................................        --    100,000
Other...................................................    33,194     36,475
                                                          --------   --------
                                                           771,194    459,475
  Less current portion..................................    22,000         --
                                                          --------   --------
Long-term debt..........................................  $749,194   $459,475
                                                          ========   ========

    On November 12, 1999, we entered into a new loan agreement (the "Senior Credit Facility") and issued $200,000,000 of eight-year unsecured 10 3/8 percent notes. The Senior Credit Facility includes a tranche A term loan of $225,000,000, a tranche B term loan of $200,000,000 and a revolving credit facility of up to $100,000,000. The net proceeds from these transactions were used to fund the acquisition of the vinyls business (see Note 3), replace the prior unsecured revolving credit facility and term loan, purchase assets leased pursuant to the cogeneration facility lease (see Note 15) and pay related fees and expenses of approximately $16,598,000.

    Under the Senior Credit Facility, the tranche A term loan and the revolving credit facility mature November 12, 2005. The tranche B term loan matures November 12, 2006. As of December 31, 1999, $87,000,000 was available for borrowing under the terms of the Senior Credit Facility. An annual commitment fee, which ranges from 0.375 percent to 0.5 percent (currently 0.5 percent), is required to be paid on the undrawn portion of the commitments under the Senior Credit Facility. For any of the loans under the Senior Credit Facility, we may choose to pay interest based on the prime rate of The Chase Manhattan Bank plus the applicable pricing margin or LIBOR plus the applicable pricing margin. For 1999, the average interest rate for the tranche A term loan was 8.64 percent, for the tranche B term loan was 8.64 percent and for the revolving credit facility was 10.23 percent. The Senior Credit Facility is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

    We have $100,000,000 principal amount of 7 5/8 percent notes outstanding which are due in November 2005. Interest on the notes is payable semiannually on May 15 and November 15 of each year. The notes are not redeemable prior to maturity. In accordance with the indenture relating to the 7 5/8 percent notes, at the closing of the Senior Credit Facility, the 7 5/8 percent notes became secured equally and ratably with the Senior Credit Facility. The 7 5/8 percent notes are secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

    In November 1999, we issued $200,000,000 of unsecured 10 3/8 percent notes which are due November 2007. Interest on the notes is payable on May 1 and November 1 of each year, commencing

                            GEORGIA GULF CORPORATION

10. LONG-TERM DEBT (CONTINUED)
May 1, 2000. Prior to November 1, 2002, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes with the net cash proceeds of one or more equity offerings at a redemption price of
110.375 percent of the principal amount of the notes. On or after November 1, 2003, we may redeem the notes in whole or part, initially at 105.188 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after November 1, 2006.

    On November 12, 1999, we terminated our prior unsecured revolving credit facility and term loan. The interest rate on the revolving credit facility was based on LIBOR and averaged 5.51 percent and 5.97 percent for 1999 and 1998, respectively. The average interest rate for the term loan agreement was 7.04 percent and 6.99 percent for 1999 and 1998, respectively. The LIBOR-based variable interest rate on the term loan was fixed at a rate ranging from 6.71 percent to 7.04 percent using interest rate swap agreements.

    Under the Senior Credit Facility and the indentures related to the 7 5/8 percent notes and 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our limit for dividends and repurchases of common stock was $25,000,000 as of December 31, 1999.

    Scheduled maturities of long-term debt outstanding at December 31, 1999 are $22,000,000 in 2000, $22,000,000 in 2001, $49,750,000 in 2002, $47,000,000 in
2003, $52,000,000 in 2004 and $578,444,000 thereafter.

    Cash payments for interest during 1999, 1998 and 1997, excluding debt issuance costs, were $31,133,000, $30,398,000 and $27,739,000, respectively.

11. STOCKHOLDERS' EQUITY

    During 1998, we repurchased 2,296,100 shares of our common stock for $58,880,000. During 1999, we did not repurchase any shares of our common stock; however, as of December 31, 1999, we had authorization to repurchase up to 5,225,600 additional shares under a common stock repurchase program, subject to certain restrictions as described in Note 10.

    Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from us 1/100th of a share of Junior Participating Preferred Stock for $45.00, subject to adjustment in certain circumstances. The rights expire on April 27, 2000 and may be redeemed by us for $0.01 per right until ten days following the earlier to occur of the announcement that a person or group beneficially owns 15 percent or more of our outstanding shares of common stock or the commencement of or announcement by any person or group of an intent to commence a tender or exchange offer that would result in such person or group beneficially owning 15 percent or more of our outstanding shares of common stock (the earliest of any such date, the "Distribution Date"). The rights first become exercisable on the Distribution Date. Subject to certain conditions, if a person or group becomes the beneficial owner of 15 percent or more of our outstanding shares of common stock, each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock having a value equal to two times the right's exercise price. In addition, subject to certain conditions, if we are involved in a merger or certain other business combination transactions,

                            GEORGIA GULF CORPORATION

11. STOCKHOLDERS' EQUITY (CONTINUED)
each right will entitle its holder (other than certain acquiring persons) to receive, upon exercise, common stock of the acquiring company having a value equal to two times the right's exercise price.

    In connection with the stock purchase rights described above, 30,000,000 of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $0.01 or that which is paid on the common shares.

12. STOCK OPTION AND PURCHASE PLANS

    Options to purchase our common stock have been granted to employees under plans adopted in 1990 and 1998. Under the 1998 Equity and Performance Incentive Plan approved by our stockholders, we may grant options to purchase up to 2,000,000 shares to employees and nonemployee directors. Option prices are equal to the closing price of our stock on the date of grant. Options vest ratably over a five-year period for the 1990 option plan and vest over a one- or three-year period for the 1998 Equity and Performance Incentive Plan from the date of grant and expire no more than ten years after grant.

    A summary of stock option activity under all plans is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                     1999                   1998                   1997
                                             --------------------   --------------------   --------------------
                                                         EXERCISE               EXERCISE               EXERCISE
                                              SHARES     PRICE(1)    SHARES     PRICE(1)    SHARES     PRICE(1)
                                             ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year...........    952,386    $24.75      768,116    $16.13      956,561    $14.54
Granted....................................    963,000     22.69      440,000     35.19           --        --
Exercised..................................   (188,655)     7.93     (169,830)     8.49     (185,045)     7.77
Forfeited/Expired..........................    (29,000)    25.00      (85,900)    32.91       (3,400)    11.83
                                             ---------    ------    ---------    ------    ---------    ------
Outstanding at year end....................  1,697,731    $25.46      952,386    $24.75      768,116    $16.13
                                             =========    ======    =========    ======    =========    ======
Exercisable at year end....................    500,900    $25.62      519,386    $16.01      684,116    $13.61
Options available for grant................    730,827              1,664,827                 18,927

------------------------

(1)Weighted average

                            GEORGIA GULF CORPORATION

12. STOCK OPTION AND PURCHASE PLANS (CONTINUED)
    The following table summarizes information about stock options at December 31, 1999:

                                                                                                EXERCISABLE STOCK
                                                          OUTSTANDING STOCK OPTIONS                  OPTIONS
                                                  ------------------------------------------   -------------------
                                                              EXERCISE        REMAINING                   EXERCISE
                       RANGE OF EXERCISE PRICES    SHARES     PRICE(1)   CONTRACTUAL LIFE(1)    SHARES    PRICE(1)
                       ------------------------   ---------   --------   -------------------   --------   --------
                       $ 7.75 TO $15.00             165,901    $ 7.75        0.50 YEARS        165,901     $ 7.75
                       $15.01 TO $25.00             471,330     15.53        8.66 YEARS         26,330      17.04
                       $25.01 TO $35.00             501,500     29.31        9.96 YEARS             --         --
                       $35.00 TO $36.50             559,000     35.64        7.04 YEARS        308,669      35.96
                          ------------------      ---------    ------        ----------        -------     ------
TOTAL................  $ 7.75 TO $36.50           1,697,731    $25.46        7.71 YEARS        500,900     $25.62
                                                  =========    ======        ==========        =======     ======

------------------------

(1)Weighted average

    Our stockholders have approved a qualified, noncompensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee's base salary. In connection with this stock purchase plan, 60,090 shares of common stock are reserved for future issuances. Under this plan, 218,453, 228,585 and 140,694 shares of common stock were issued at $13.36, $13.36 and $22.47 per share during 1999, 1998 and 1997, respectively.

    We account for our stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation was recognized in 1999, 1998 and 1997 for our stock option plans or our stock purchase plan.

    For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 1999, 1998 and 1997 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.30 percent, 5.44 percent and 5.66 percent; dividend yields of 1.56 percent, 1.00 percent and 1.20 percent; and expected volatilities of 0.46, 0.32 and 0.23. The expected life of a right and option was assumed to be one year and three years, respectively, for all years. The weighted average fair value of options granted was $7.64 and $9.29 for the years ended December 31, 1999 and 1998, respectively. Using these assumptions, the amount of compensation expense under the fair value method related to the stock option grants in 1999 and 1998 would have been $1,861,000 and $1,056,000 for 1999 and 1998, respectively. There were no grants in 1997. Also using these assumptions, the compensation expense under the fair value method for the stock purchase plan rights for 1999, 1998 and 1997 would have been $1,140,000, $1,224,000 and $977,000, respectively. Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed,

                            GEORGIA GULF CORPORATION

12. STOCK OPTION AND PURCHASE PLANS (CONTINUED) the Company's net income and earnings per common share would have been the following pro forma amounts:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                  1999       1998       1997
-----------------------------------                --------   --------   --------
Net income
  As reported....................................  $33,005    $56,279    $81,201
  Pro forma......................................   31,124     54,848     80,594
Basic earnings per share
  As reported....................................  $  1.07    $  1.79    $  2.41
  Pro forma......................................     1.01       1.74       2.40
Diluted earnings per share
  As reported....................................  $  1.06    $  1.77    $  2.39
  Pro forma......................................     1.00       1.73       2.37

13. EMPLOYEE BENEFIT PLANS

    We have certain pension, savings and profit-sharing plans that cover substantially all of our employees. The expense incurred for these plans was approximately $3,343,000, $2,434,000 and $3,798,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts and by defined benefit plans for which the benefits are based on years of service and the employee's compensation or for which the benefit is a specific monthly amount for each year of service. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

    During 1998, we restructured several of our executive benefit plans whereby certain plan benefits were replaced by new retirement agreements funded by life insurance contracts. The elimination of the benefits under the previous plans resulted in a reduction to pension expense for 1998 of $1,520,000. The total expense related to the new agreements for 1999 and 1998 was $130,000 and $693,000, respectively, which represented the cost of the insurance contracts, net of the increase in the cash surrender value of the contracts.

    In 1998, we adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

    On a weighted average basis, the following assumptions were used in the accounting for the net periodic benefit costs of the defined benefit plans:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Discount rate........................................   7.75%      7.00%      7.25%
Expected return on plan assets.......................   9.00%      9.00%      9.00%
Rate of compensation increase........................   5.50%      5.50%      5.50%

                            GEORGIA GULF CORPORATION

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The amount of net periodic benefit cost recognized includes the following components:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
IN THOUSANDS                                           1999       1998       1997
------------                                         --------   --------   --------
Components of periodic benefit cost:
  Service cost.....................................   $2,297    $ 1,946     $1,765
  Interest cost....................................    3,216      3,156      2,867
  Expected return on assets........................   (5,512)    (4,808)    (4,034)
  Amortization of:
    Transition obligation..........................      343        343        343
    Prior service cost.............................       95        103        103
     Actuarial gain................................     (807)      (634)      (478)
                                                      ------    -------     ------
                                                        (368)       106        566
Settlement benefit.................................       --     (1,520)        --
                                                      ------    -------     ------
Total net periodic benefit (income) cost...........   $ (368)   $(1,414)    $  566
                                                      ======    =======     ======

    The reconciliations of the beginning and ending balances of the benefit obligation for our defined benefit plans and the fair value of plan assets were as follows:

                                                               DECEMBER 31,
                                                            -------------------
IN THOUSANDS                                                  1999       1998
------------                                                --------   --------
Change in benefit obligation:
  Net benefit obligation at beginning of year.............  $45,085    $42,590
  Service cost............................................    2,297      1,946
  Interest cost...........................................    3,216      3,156
  Actuarial (gain) loss...................................   (6,474)       721
  Settlements.............................................       --     (2,410)
  Gross benefits paid.....................................   (1,099)      (918)
                                                            -------    -------
Net benefit obligation at end of year.....................  $43,025    $45,085
                                                            =======    =======
Change in plan assets:
  Fair value of plan assets at beginning of year..........  $61,636    $53,705
  Actual return on plan assets............................    7,589      8,567
  Employer contributions..................................      279        282
  Gross benefits paid.....................................   (1,099)      (918)
                                                            -------    -------
Fair value of plan assets at end of year..................  $68,405    $61,636
                                                            =======    =======

                            GEORGIA GULF CORPORATION

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status of our defined benefit plans and the amounts recognized in the statement of financial position were as follows:

                                                             DECEMBER 31,
                                                          -------------------
IN THOUSANDS                                                1999       1998
------------                                              --------   --------
Reconciliation of funded status:
  Funded status at end of year..........................  $ 25,380   $ 16,551
  Unrecognized net actuarial gain.......................   (26,898)   (18,847)
  Unrecognized prior service cost.......................       476        264
  Unrecognized net transition obligation................     1,884      2,227
                                                          --------   --------
Net amount recognized at end of year....................  $    842   $    195
                                                          ========   ========
Amounts recognized in the statement of financial
  position:
  Prepaid benefit cost..................................  $  5,575   $  4,702
  Accrued benefit cost..................................    (4,733)    (4,507)
  Additional minimum liability..........................      (310)      (574)
  Intangible asset......................................       310        574
                                                          --------   --------
Net amount recognized at end of year....................  $    842   $    195
                                                          ========   ========

14. INCOME TAXES

    The provision for income taxes was as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
IN THOUSANDS                                         1999       1998       1997
------------                                       --------   --------   --------
Current:
  Federal........................................  $18,472    $ 6,046    $24,015
  State..........................................    1,732       (696)     2,492
                                                   -------    -------    -------
                                                    20,204      5,350     26,507
                                                   -------    -------    -------
Deferred:
  Federal........................................    3,957     24,651      9,825
  State..........................................      647      3,586      1,481
                                                   -------    -------    -------
                                                     4,604     28,237     11,306
                                                   -------    -------    -------
Provision for income taxes.......................  $24,808    $33,587    $37,813
                                                   =======    =======    =======

                            GEORGIA GULF CORPORATION

14. INCOME TAXES (CONTINUED)
    The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1999        1998        1997
                                                       --------    --------    --------
Statutory federal income tax rate....................    35.0%       35.0%       35.0%
State income taxes, net of federal benefit...........     2.3         2.1         2.5
Other................................................    (0.8)        0.1         0.4
                                                         ----        ----        ----
Effective income tax rate............................    36.5%       37.2%       37.9%

    Cash payments for income taxes during 1999, 1998 and 1997 were $6,474,000, $11,004,000 and $38,124,000, respectively.

    Our net deferred tax liability consisted of the following major items:

                                                             DECEMBER 31,
                                                          -------------------
IN THOUSANDS                                                1999       1998
------------                                              --------   --------
Deferred tax assets:
  Receivables...........................................  $    646   $    710
  Inventories...........................................     1,504      1,316
  Vacation..............................................     2,000      1,403
  Other.................................................     2,022      3,063
                                                          --------   --------
    Total deferred tax assets...........................  $  6,172   $  6,492
Deferred tax liability:
  Property, plant and equipment.........................   (93,949)   (86,363)
  Other.................................................        --     (3,302)
                                                          --------   --------
Net deferred tax liability..............................  $(87,777)  $(83,173)
                                                          ========   ========

    We believe, based on our history of operating expenses and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 1999.

15. COMMITMENTS AND CONTINGENCIES

    LEASES -- We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under noncancelable operating leases with varying maturities through the year 2014. Future minimum payments under these noncancelable operating leases as of December 31, 1999 were $19,959,000 for 2000, $14,754,000 for 2001, $12,481,000 for 2002, $9,026,000 for 2003,
$5,838,000 for 2004 and $30,477,000 thereafter. Total lease expense was approximately $22,892,000, $25,734,000 and $16,414,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

    On November 12, 1999, we exercised our option to purchase the 250-megawatt cogeneration facility located at our Plaquemine, Louisiana complex for a net cash purchase price of approximately $103,303,000. The cogeneration facility was previously leased under an operating lease. Lease expense relating to the cogeneration facility was approximately $9,904,000, $11,309,000 and $2,857,000 for 1999, 1998 and 1997, respectively.

                            GEORGIA GULF CORPORATION

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    PURCHASE COMMITMENTS -- We have certain take-or-pay raw material purchase agreements with various terms extending through 2014. The aggregate amount of the fixed and determinable portion of the required payments under these agreements as of December 31, 1999 was $7,143,000 for each of the years 2000 through 2007 and $4,648,000 for the year 2008.

    LEGAL PROCEEDINGS -- Georgia Gulf is a party to numerous individual and several class-action lawsuits filed against it, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of our ordinary operations but instead occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages and past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana State Court in Iberville Parish.

    Discovery has been occurring in these cases. We continue to develop information relating to the extent of damages suffered as well as evaluate the merit of such claims, defenses available and liability of other persons.

    In September 1998, the plaintiffs filed amended petitions that added the additional allegations that Georgia Gulf had engaged in intentional conduct against the plaintiffs. These additional allegations raised a coverage issue under our general liability insurance policies. In December 1998, as required by the terms of the insurance policies, the insurers demanded arbitration to determine whether coverage is required for the alleged intentional conduct in addition to the coverage applicable to the other allegations of the case. The date for the arbitration has not yet been established.

    As a result of the arbitration relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998. By order entered March 2, 1999, the federal court refused the plaintiff's request to send the cases back to state court and retained federal jurisdiction.

                            GEORGIA GULF CORPORATION

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    We have settled the claims of all but 18 worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the 18 worker plaintiffs are ongoing.

    Following these settlements, Georgia Gulf has been sued by approximately 300 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. Georgia Gulf believes that most, if not all, of these new plaintiffs have no valid basis to claim exposure and have filed suit only as a result of their knowledge of the previous settlements. We believe we have significant defenses to these new claims, including that most of the new plaintiffs were statutory employees who are barred from bringing tort claims against us, the claims are proscribed by the applicable statute of limitations and the plaintiffs have no injuries causally related to their claimed exposure. We intend to vigorously defend against these new claims.

    Notwithstanding the foregoing, we are asserting and pursuing defenses to the claims. Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

    In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

16. EXPORT SALES

    Export sales were approximately 14 percent, 18 percent and 17 percent of our net sales for the years ended December 31, 1999, 1998 and 1997, respectively. The principal international markets we serve include Canada, Mexico, Latin America, Europe and Asia.

17. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    We entered into two interest rate swap agreements in June 1995, for a total notional amount of $100,000,000 maturing in June 2002, to fix the interest rate on a term loan. The fixed interest rate paid on the two interest rate swap agreements was 6.31 percent, while the floating interest rate received averaged
5.26 percent and 5.68 percent for 1999 and 1998, respectively. We also entered into an interest rate swap agreement for a notional amount of $100,000,000 as a cash flow hedge for the cogeneration facility operating lease. This interest rate swap agreement became effective in August 1997 and will mature in August 2002 with a fixed interest rate to be paid of 5.88 percent. The floating interest rate received averaged 5.66 percent and 5.62 percent for 1999 and 1998, respectively. In connection with the refinancing of the term loan and the buyout of the cogeneration operating lease agreement, we have redesignated all of our interest rate swaps as hedges against our Senior Credit Facility floating rate debt.

    In June 1998, we filed a shelf registration with the Securities and Exchange Commission for the issuance of $200,000,000 of long-term bonds. Shortly after the filing, we entered into an agreement to lock in interest rates on a portion of the long-term bonds. During the third quarter of 1998 our plans to issue long-term bonds were postponed indefinitely and the interest rate lock agreements were terminated, resulting in a pretax loss of $9,500,000 in the third quarter of 1998.

                            GEORGIA GULF CORPORATION

17. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 1999 and 1998:

                                                    DECEMBER 31,
                                      -----------------------------------------
                                             1999                  1998
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
IN THOUSANDS                           AMOUNT     VALUE      AMOUNT     VALUE
------------                          --------   --------   --------   --------
Long-term debt:
  7 5/8% notes due 2005.............  $100,000   $ 93,000   $100,000   $ 99,700
  10 3/8% notes due 2007............   200,000    208,750         --         --
Interest rate swap agreements in
  receivable (payable) position.....        --      3,045         --     (6,412)

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

    DEBT -- The fair values of the 7 5/8 percent notes and the 10 3/8 percent notes were based on quoted market prices. The carrying amounts of the Senior Credit Facility, revolving credit loan and the term loan were assumed to approximate fair value due to the floating market interest rates to which the respective agreements are subject.

    INTEREST RATE SWAP AGREEMENTS -- The fair value of the interest rate swap agreements was estimated by obtaining quotes from brokers.

18. EARNINGS PER SHARE

    There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
IN THOUSANDS                                            1999       1998       1997
------------                                          --------   --------   --------
Weighted average common shares......................   30,947     31,474     33,629
Plus incremental shares from assumed conversions:
    Options.........................................      109        217        289
    Employee stock purchase plan rights.............       51         96         29
                                                       ------     ------     ------
Weighted average common shares and equivalents......   31,107     31,787     33,947
                                                       ======     ======     ======

19. SEGMENT INFORMATION

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," became effective for fiscal year 1998 and for all succeeding interim reporting periods. In accordance with the requirements of SFAS No. 131, we have identified two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization used

                            GEORGIA GULF CORPORATION

19. SEGMENT INFORMATION (CONTINUED)
by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products which includes chlorine, caustic soda, vinyl chloride monomer and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone. A third product segment, gas chemicals, which included methanol and, prior to July 1997, our oil and gas exploration activities, was discontinued in the third quarter of 1999. See Note 5 for a description of the disposition of our oil and gas operations and Note 4 for a description of the discontinuance of our methanol operation.

    Earnings of industry segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, and income and expense items reflected as "other income (expense)" on our consolidated statements of income. Intersegment sales and transfers are insignificant.

    Identifiable assets consist of plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Corporate and general plant service assets include cash, certain corporate receivables, data processing equipment and spare parts inventory, as well as property (i.e., land) on which the manufacturing plants are located. We have no significant assets located outside of the United States.

INDUSTRY SEGMENTS

                                                                                  CORPORATE AND
                                                                         GAS      GENERAL PLANT
IN THOUSANDS                               CHLOROVINYLS   AROMATICS   CHEMICALS     SERVICES           TOTAL
------------                               ------------   ---------   ---------   -------------      ----------
YEAR ENDED DECEMBER 31, 1999:
  NET SALES..............................    $633,549     $224,225     $    --       $     --        $  857,774
  OPERATING INCOME (LOSS)................      98,750       15,238          --        (11,182)(1)       102,806
  DEPRECIATION AND AMORTIZATION..........      31,854       13,864          --          3,880            49,598
  CAPITAL EXPENDITURES...................      10,281          735          --          3,411            14,427
  TOTAL ASSETS...........................     867,487      140,681         443         89,397         1,098,008

Year Ended December 31, 1998:
  Net Sales..............................    $515,411     $309,881     $    --       $     --        $  825,292
  Operating income (loss)................      73,737       71,377          --        (14,624)(1)       130,490
  Depreciation and amortization..........      26,488       13,724          --          3,811            44,023
  Capital expenditures...................      18,694        3,312          --          3,368            25,374
  Total Assets...........................     429,757      144,154      13,319         78,358           665,588

Year Ended December 31, 1997:
  Net Sales..............................    $492,651     $373,698     $ 5,035       $     --        $  871,384
  Operating income (loss)................      65,711       69,055        (499)       (18,398)(1)       115,869
  Depreciation and amortization..........      21,544       10,751         835          3,188            36,318
  Capital expenditures...................      23,282       20,431       2,813         10,019            56,545

------------------------

(1) Includes shared services, administrative and legal expense, along with the cost of our receivables program.

                            GEORGIA GULF CORPORATION

19. SEGMENT INFORMATION (CONTINUED)
GEOGRAPHIC AREAS

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
IN THOUSANDS                                      1999       1998       1997
------------                                    --------   --------   --------
Net sales:
  Domestic....................................  $735,125   $678,245   $726,426
  Foreign.....................................   122,649    147,047    144,958
                                                --------   --------   --------
Total.........................................  $857,774   $825,292   $871,384
                                                ========   ========   ========

                            GEORGIA GULF CORPORATION

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain quarterly financial data for the periods indicated:

IN THOUSANDS,                                     FIRST      SECOND     THIRD         FOURTH
EXCEPT PER SHARE DATA                            QUARTER    QUARTER    QUARTER       QUARTER
-----------------------------------------------  --------   --------   --------      --------
1999
NET SALES......................................  $179,264   $180,714   $213,277      $284,521
GROSS MARGIN...................................    23,573     24,584     37,975        57,520
OPERATING INCOME...............................    13,280     14,958     28,687        45,881
EARNINGS FROM CONTINUING OPERATIONS............     3,782      4,827     13,747        20,805
NET LOSS FROM DISCONTINUED OPERATION...........    (1,248)      (757)      (520)           --
NET LOSS ON DISPOSAL OF DISCONTINUED
  OPERATION....................................        --         --     (7,631)           --
NET INCOME.....................................     2,534      4,070      5,596        20,805
BASIC EARNINGS (LOSS) PER SHARE
  CONTINUING OPERATIONS........................      0.12       0.15       0.44          0.67
  DISCONTINUED OPERATION.......................     (0.04)     (0.02)     (0.26)           --
                                                 --------   --------   --------      --------
    TOTAL......................................      0.08       0.13       0.18          0.67
DILUTED EARNINGS (LOSS) PER SHARE
  CONTINUING OPERATIONS........................      0.12       0.15       0.44          0.66
  DISCONTINUED OPERATION.......................     (0.04)     (0.02)     (0.26)           --
                                                 --------   --------   --------      --------
    TOTAL......................................      0.08       0.13       0.18          0.66
DIVIDENDS PER COMMON SHARE.....................      0.08       0.08       0.08          0.08
1998
Net sales......................................  $215,386   $214,810   $208,517      $186,579
Gross margin...................................    41,233     47,146     46,636        37,930
Operating income...............................    30,545     36,740     34,672        28,535
Earnings from continuing operations............    14,596     18,172     10,840(1)     12,976(2)
Net earnings (loss) from discontinued
  operation....................................     2,360     (1,666)      (665)         (334)
Net income.....................................    16,956     16,506     10,175        12,642
Basic earnings (loss) per share
  Continuing operations........................      0.45       0.57       0.35          0.42
  Discontinued operation.......................      0.07      (0.05)     (0.02)        (0.01)
                                                 --------   --------   --------      --------
    Total......................................      0.52       0.52       0.33          0.41
Diluted earnings (loss) per share
  Continuing operations........................      0.45       0.57       0.35          0.42
  Discontinued operation.......................      0.07      (0.05)     (0.02)        (0.01)
                                                 --------   --------   --------      --------
    Total......................................      0.52       0.52       0.33          0.41
Dividends per common share.....................      0.08       0.08       0.08          0.08

------------------------

(1) Includes a loss on an interest rate hedge agreement, which resulted in a decrease to earnings from continuing operations of $6,014,000.

(2) Includes adjustments to reduce maintenance expense by $3,200,000 after-tax for the deferment of certain plant turnarounds and a reduction of pension expense by $1,345,000 after-tax primarily for a restructuring of the executive benefit plan.

                            GEORGIA GULF CORPORATION

21. SUPPLEMENTAL GUARANTOR INFORMATION

    Our payment obligations under our 10 3/8% senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, North American Plastics, LLC, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the Guarantor Subsidiaries). The guarantees are full, unconditional and joint and several. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, Guarantor Subsidiaries and our remaining subsidiaries (the "Non-guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

    In connection with the acquisition of the vinyls business from CONDEA Vista Company on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary, Georgia Gulf Chemicals & Vinyls, LLC Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999

                                         PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                            COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
--------------------------------------  --------   ------------   -------------   ------------   ------------
Cash and cash equivalents.............  $  4,151    $      252       $     21      $      --      $    4,424
Receviables...........................    70,008       239,225        125,453       (270,310)        164,376
Inventories...........................        --       112,844             --             --         112,844
Prepaid expenses......................        --         4,786            654             --           5,440
Deferred income taxes.................        --         6,172             --             --           6,172
                                        --------    ----------       --------      ---------      ----------
  Total current assets................    74,159       363,279        126,128       (270,310)        293,256
                                        --------    ----------       --------      ---------      ----------
Plant, property and equipment, at
  cost................................        --       985,825             --             --         985,825
  Less accumulated depreciation.......        --       314,275             --             --         314,275
                                        --------    ----------       --------      ---------      ----------
    Plant, property and equipment,
      net.............................        --       671,550             --             --         671,550
                                        --------    ----------       --------      ---------      ----------
Goodwill..............................        --        82,676             --             --          82,676
                                        --------    ----------       --------      ---------      ----------
Other assets..........................     7,906        42,128             49             --          50,083
                                        --------    ----------       --------      ---------      ----------
Investment in subsidiaries............   513,000        55,588             --       (568,588)             --
                                        --------    ----------       --------      ---------      ----------
Net assets of discontinued
  operation...........................        --           443             --             --             443
                                        --------    ----------       --------      ---------      ----------
Total Assets..........................  $595,065    $1,215,664       $126,177      $(838,898)     $1,098,008
                                        ========    ==========       ========      =========      ==========

Current portion of long-term debt.....  $     --    $   22,000       $     --      $      --      $   22,000
Accounts payable......................   200,302       149,019         64,887       (270,310)        143,898
Interest payable......................     4,336         1,590             --             --           5,926
Accrued compensation..................        --         7,682             --             --           7,682
Other accrued liabilities.............        --        14,046          4,080             --          18,126
                                        --------    ----------       --------      ---------      ----------
  Total current liabilities...........   204,638       194,337         68,967       (270,310)        197,632
                                        --------    ----------       --------      ---------      ----------
Long-term debt........................   333,194       416,000             --             --         749,194
                                        --------    ----------       --------      ---------      ----------
Deferred income taxes.................        --        93,949             --             --          93,949
                                        --------    ----------       --------      ---------      ----------
Common stock..........................       313             6             20            (26)            313
Additional paid-in capital............     5,250       467,322         55,587       (522,909)          5,250
Retained earnings.....................    51,670        44,050          1,603        (45,653)         51,670
                                        --------    ----------       --------      ---------      ----------
  Total stockholders' equity..........    57,233       511,378         57,210       (568,588)         57,233
                                        --------    ----------       --------      ---------      ----------
Total liabilities and stockholders'
  equity..............................  $595,065    $1,215,664       $126,177      $(838,898)     $1,098,008
                                        ========    ==========       ========      =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1998

                                          PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                             COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
---------------------------------------  --------   ------------   -------------   ------------   ------------
Cash and cash equivalents..............  $    788     $   428         $    28       $      --       $  1,244
Receviables............................    25,791      28,859          60,477         (45,133)        69,994
Inventories............................    64,323       5,016              --              --         69,339
Prepaid expenses.......................     1,738           5             484              --          2,227
Deferred income taxes..................     6,492          --              --              --          6,492
                                         --------     -------         -------       ---------       --------
  Total current assets.................    99,132      34,308          60,989         (45,133)       149,296
                                         --------     -------         -------       ---------       --------
Plant, property and equipment, at
  cost.................................   646,448      10,079              --              --        656,527
  Less accumulated depreciation........   268,058         276              --              --        268,334
                                         --------     -------         -------       ---------       --------
    Plant, property and equipment,
      net..............................   378,390       9,803              --              --        388,193
                                         --------     -------         -------       ---------       --------
Goodwill...............................    85,154          --              --              --         85,154
                                         --------     -------         -------       ---------       --------
Other assets...........................    29,629          (3)             --              --         29,626
                                         --------     -------         -------       ---------       --------
Investment in subsidiaries.............    89,175          --              --         (89,175)            --
                                         --------     -------         -------       ---------       --------
Net assets of discontinued operation...    13,319          --              --              --         13,319
                                         --------     -------         -------       ---------       --------
Total Assets...........................  $694,799     $44,108         $60,989       $(134,308)      $665,588
                                         ========     =======         =======       =========       ========

Accounts payable.......................  $106,666     $ 3,713         $    24       $ (45,133)      $ 65,270
Interest payable.......................     2,272          --              --              --          2,272
Accrued compensation...................     6,089         725              --              --          6,814
Accrued pension........................       378          --              --              --            378
Other accrued liabilities..............     2,319       7,395           3,119              --         12,833
                                         --------     -------         -------       ---------       --------
  Total current liabilities............   117,724      11,833           3,143         (45,133)        87,567
                                         --------     -------         -------       ---------       --------
Long-term debt.........................   458,975         500              --              --        459,475
                                         --------     -------         -------       ---------       --------
Deferred income taxes..................    89,219         446              --              --         89,665
                                         --------     -------         -------       ---------       --------
Common stock...........................       309           7              20             (27)           309
Additional paid-in capital.............        --      20,155          55,587         (75,742)            --
Retained earnings......................    28,572      11,167           2,239         (13,406)        28,572
                                         --------     -------         -------       ---------       --------
  Total stockholders' equity...........    28,881      31,329          57,846         (89,175)        28,881
                                         --------     -------         -------       ---------       --------
Total liabilities and stockholders'
  equity...............................  $694,799     $44,108         $60,989       $(134,308)      $665,588
                                         ========     =======         =======       =========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT

                               DECEMBER 31, 1999

                                          PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                             COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
---------------------------------------  --------   ------------   -------------   ------------   ------------
Revenues...............................  $574,108     $287,569         $6,146        $(10,049)      $857,774
Operating Costs and Expenses
  Cost of sales........................   496,020      224,206             --          (6,103)       714,123
  Selling and administrative...........    30,809       10,843          3,139          (3,946)        40,845
                                         --------     --------         ------        --------       --------
  Total operating costs and expenses...   526,829      235,049          3,139         (10,049)       754,968
                                         --------     --------         ------        --------       --------
Operating income.......................    47,279       52,520          3,007              --        102,806
Other income (expense)
  Interest expense, net................   (29,529)      (5,308)            --              --        (34,837)
  Equity in income of subsidiaries.....    34,941           --             --         (34,941)            --
                                         --------     --------         ------        --------       --------
Income from continuing operations
  before taxes.........................    52,691       47,212          3,007         (34,941)        67,969
Provision for income taxes.............     9,530       14,329            949              --         24,808
                                         --------     --------         ------        --------       --------
Income from continuing operations......    43,161       32,883          2,058         (34,941)        43,161
Loss from discontinued operation,
  net..................................    (2,525)          --             --              --         (2,525)
Loss on disposal of discontinued
  operation, net.......................    (7,631)          --             --              --         (7,631)
                                         --------     --------         ------        --------       --------
Net income.............................  $ 33,005     $ 32,883         $2,058        $(34,941)      $ 33,005
                                         ========     ========         ======        ========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT

                               DECEMBER 31, 1998

                                          PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                             COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
---------------------------------------  --------   ------------   -------------   ------------   ------------
Revenues...............................  $768,651     $ 65,288         $6,353        $(15,000)      $825,292
Operating Costs and Expenses
  Cost of sales........................   614,009       49,389             --         (11,051)       652,347
  Selling and administrative...........    41,880        1,411          3,113          (3,949)        42,455
                                         --------     --------         ------        --------       --------
  Total operating costs and expenses...   655,889       50,800          3,113         (15,000)       694,802
                                         --------     --------         ------        --------       --------
Operating income.......................   112,762       14,488          3,240              --        130,490
Other income (expense)
  Interest expense, net................   (30,818)          --             --              --        (30,818)
  Loss on interest rate hedge
    agreement..........................    (9,500)          --             --              --         (9,500)
  Equity in income of subsidiaries.....    11,432           --             --         (11,432)            --
                                         --------     --------         ------        --------       --------
Income from continuing operations
  before taxes.........................    83,876       14,488          3,240         (11,432)        90,172
Provision for income taxes.............    27,291        5,088          1,208              --         33,587
                                         --------     --------         ------        --------       --------
Income from continuing operations......    56,585        9,400          2,032         (11,432)        56,585
Loss from discontinued operation,
  net..................................      (306)          --             --              --           (306)
                                         --------     --------         ------        --------       --------
Net income.............................  $ 56,279     $  9,400         $2,032        $(11,432)      $ 56,279
                                         ========     ========         ======        ========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT

                               DECEMBER 31, 1997

                                          PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                             COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
---------------------------------------  --------   ------------   -------------   ------------   ------------
Revenues...............................  $866,249     $ 22,113         $8,779        $(25,757)      $871,384
Operating Costs and Expenses
  Cost of sales........................   711,504       18,833             --         (20,223)       710,114
  Selling and administrative...........    46,745          731          3,459          (5,534)        45,401
                                         --------     --------         ------        --------       --------
  Total operating costs and expenses...   758,249       19,564          3,459         (25,757)       755,515
                                         --------     --------         ------        --------       --------
Operating income.......................   108,000        2,549          5,320              --        115,869
Other income (expense)
  Interest expense, net................   (24,633)          --             --              --        (24,633)
  Gain on sale of assets...............        --        8,600             --              --          8,600
  Equity in income of subsidiaries.....    10,662           --             --         (10,662)            --
                                         --------     --------         ------        --------       --------
Income from continuing operations
  before taxes.........................    94,029       11,149          5,320         (10,662)        99,836
Provision for income taxes.............    32,006        3,791          2,016              --         37,813
                                         --------     --------         ------        --------       --------
Income from continuing operations......    62,023        7,358          3,304         (10,662)        62,023
Earnings from discontinued operation,
  net..................................    19,178           --             --              --         19,178
                                         --------     --------         ------        --------       --------
Net income.............................  $ 81,201     $  7,358         $3,304        $(10,662)      $ 81,201
                                         ========     ========         ======        ========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1999

                                     PARENT      GUARANTOR     NON-GUARANTOR
IN THOUSANDS                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
----------------------------------  ---------   ------------   -------------   ------------   ------------
Cash flows from operating
  activities
  Net income......................  $  33,005    $  32,883        $ 2,058        $(34,941)      $  33,005
  Adjustments to reconcile net
    income to net cash provided by
    operating activities, net of
    acquired amounts:
    Depreciation and
      amortization................     37,860       11,738             --              --          49,598
    Provision for deferred income
      taxes.......................      1,196        3,408             --              --           4,604
    Tax benefit related to stock
      plans.......................        840           --             --              --             840
    Loss on disposal of
      discontinued operations,
      net.........................      7,631           --             --              --           7,631
    Loss on discontinued
      operations, net.............      2,525           --             --              --           2,525
    Equity in income of
      subsidiaries................    (34,941)          --             --          34,941              --
    Change in operating assets,
      liabilities and other.......    108,556     (108,076)           629              --           1,109
                                    ---------    ---------        -------        --------       ---------
  Net cash provided by continuing
    operations....................    156,672      (60,047)         2,687              --          99,312
  Net cash used in discontinued
    operations....................       (369)       3,089             --              --           2,720
                                    ---------    ---------        -------        --------       ---------
Net cash provided by operating
  activities......................    156,303      (56,958)         2,687              --         102,032
                                    ---------    ---------        -------        --------       ---------
Cash flows from financing
  activities
  Long-term debt proceeds.........    304,293      432,628             --              --         736,921
  Long-term debt payments.........   (444,550)      (5,000)            --              --        (449,550)
  Proceeds from issuance of common
    stock.........................      4,414           --             --              --           4,414
  Dividends paid..................     (9,907)          --         (2,694)          2,694          (9,907)
                                    ---------    ---------        -------        --------       ---------
Net cash (used in) provided by
  financing activities............   (145,750)     427,628         (2,694)          2,694         281,878
                                    ---------    ---------        -------        --------       ---------
Cash flows from investing
  activities
  Capital expenditures............     (9,884)      (4,543)            --              --         (14,427)
  Buyout of cogeneration operating
    lease.........................                (103,303)            --              --        (103,303)
  Dividends received from
    subsidiary....................      2,694           --             --          (2,694)             --
  Acquisition, net of cash
    acquired......................         --     (263,000)            --              --        (263,000)
                                    ---------    ---------        -------        --------       ---------
Net cash used in investing
  activities......................     (7,190)    (370,846)            --          (2,694)       (380,730)
                                    ---------    ---------        -------        --------       ---------
Net change in cash and cash
  equivalents.....................      3,363         (176)            (7)             --           3,180

Cash and cash equivalents at
  beginning of year...............        788          428             28              --           1,244
                                    ---------    ---------        -------        --------       ---------

Cash and cash equivalents at end
  of year.........................  $   4,151    $     252        $    21        $     --       $   4,424
                                    =========    =========        =======        ========       =========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1998

                                     PARENT      GUARANTOR     NON-GUARANTOR
IN THOUSANDS                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
----------------------------------  ---------   ------------   -------------   ------------   ------------
Cash flows from operating
  activities
  Net income......................  $  56,279     $  9,400        $ 2,032        $(11,432)      $  56,279
  Adjustments to reconcile net
    income to net cash provided by
    operating activities, net of
    acquired amounts:
    Depreciation and
      amortization................     43,739          284             --              --          44,023
    Provision for deferred income
      taxes.......................     28,287          (50)            --              --          28,237
    Tax benefit related to stock
      plans.......................      1,406           --             --              --           1,406
    Loss on discontinued
      operations, net.............        306           --             --              --             306
    Equity in income of
      subsidiaries................    (11,432)          --             --          11,432              --
    Change in operating assets,
      liabilities and other.......    (18,483)       9,528          1,593              --          (7,362)
                                    ---------     --------        -------        --------       ---------
  Net cash provided by continuing
    operations....................    100,102       19,162          3,625              --         122,889
  Net cash used in discontinued
    operations....................        482           --             --              --             482
                                    ---------     --------        -------        --------       ---------
Net cash provided by operating
  activities......................    100,584       19,162          3,625              --         123,371
                                    ---------     --------        -------        --------       ---------
Cash flows from financing
  activities
  Long-term debt proceeds.........    207,485           --             --              --         207,485
  Long-term debt payments.........   (141,550)          --             --              --        (141,550)
  Parent investment in
    subsidiary....................         --           --             18             (18)             --
  Proceeds from issuance of common
    stock.........................      4,497           --             --              --           4,497
  Purchase and retirement of
    common stock..................    (58,880)          --             --              --         (58,880)
  Dividends paid..................    (10,024)     (16,716)        (3,650)         20,366         (10,024)
                                    ---------     --------        -------        --------       ---------
Net cash provided by (used in)
  financing activities............      1,528      (16,716)        (3,632)         20,348           1,528
                                    ---------     --------        -------        --------       ---------
Cash flows from investing
  activities
  Capital expenditures............    (23,265)      (2,109)            --              --         (25,374)
  Parent investment in
    subsidiary....................        (18)          --             --              18              --
  Dividends received from
    subsidiary....................     20,366           --             --         (20,366)             --
  Acquisition, net of cash
    acquired......................    (99,902)          --             --              --         (99,902)
                                    ---------     --------        -------        --------       ---------
Net cash used in investing
  activities......................   (102,819)      (2,109)            --         (20,348)       (125,276)
                                    ---------     --------        -------        --------       ---------
Net change in cash and cash
  equivalents.....................       (707)         337             (7)             --            (377)
Cash and cash equivalents at
  beginning of year...............      1,495           91             35              --           1,621
                                    ---------     --------        -------        --------       ---------
Cash and cash equivalents at end
  of year.........................  $     788     $    428        $    28        $     --       $   1,244
                                    =========     ========        =======        ========       =========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 1997

                                     PARENT      GUARANTOR     NON-GUARANTOR
IN THOUSANDS                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
----------------------------------  ---------   ------------   -------------   ------------   ------------
Cash flows from operating
  activities
  Net income......................  $  81,201     $  7,358        $ 3,304        $(10,662)      $  81,201
  Adjustments to reconcile net
    income to net cash provided by
    operating activities, net of
    acquired amounts:
    Depreciation and
      amortization................     35,723          595             --              --          36,318
    Provision for deferred income
      taxes.......................     11,503         (197)            --              --          11,306
    Tax benefit related to stock
      plans.......................      1,252           --             --              --           1,252
    Gain on sale of assets........         --       (8,600)            --              --          (8,600)
    Earnings on discontinued
      operations, net.............    (19,178)          --             --              --         (19,178)
    Equity in income of
      subsidiaries................    (10,662)          --             --          10,662              --
    Change in operating assets,
      liabilities and other.......      4,154      (15,023)        (1,266)             --         (12,135)
                                    ---------     --------        -------        --------       ---------
  Net cash provided by continuing
    operations....................    103,993      (15,867)         2,038              --          90,164
  Net cash used in discontinued
    operations....................     18,807           --             --              --          18,807
                                    ---------     --------        -------        --------       ---------
Net cash provided by (used in)
  operating activities............    122,800      (15,867)         2,038              --         108,971
                                    ---------     --------        -------        --------       ---------
Cash flows from financing
  activities
  Long-term debt proceeds.........    187,440           --             --              --         187,440
  Long-term debt payments.........   (190,000)          --             --              --        (190,000)
  Proceeds from issuance of common
    stock.........................      4,598           --             --              --           4,598
  Purchase and retirement of
    common stock..................    (59,307)          --             --              --         (59,307)
  Dividends paid..................    (10,711)          --         (2,006)          2,006         (10,711)
                                    ---------     --------        -------        --------       ---------
Net cash used in financing
  activities......................    (67,980)          --         (2,006)          2,006         (67,980)
                                    ---------     --------        -------        --------       ---------
Cash flows from investing
  activities
  Capital expenditures............    (55,272)      (1,273)            --              --         (56,545)
  Dividends received from
    subsidiary....................      2,006           --             --          (2,006)             --
  Proceeds from sale of assets....         --       16,477             --              --          16,477
                                    ---------     --------        -------        --------       ---------
Net cash used in investing
  activities......................    (53,266)      15,204             --          (2,006)        (40,068)
                                    ---------     --------        -------        --------       ---------
Net change in cash and cash
  equivalents.....................      1,554         (663)            32              --             923
Cash and cash equivalents at
  beginning of year...............        (59)         754              3              --             698
                                    ---------     --------        -------        --------       ---------
Cash and cash equivalents at end
  of year.........................  $   1,495     $     91        $    35        $     --       $   1,621
                                    =========     ========        =======        ========       =========

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 16, 2000 is hereby incorporated by reference in response to this item.

    The following is additional information regarding our executive officers who are not directors:

    Richard B. Marchese, 58, has served as Vice President Finance, Chief Financial Officer and Treasurer of Georgia Gulf since May 1989.

    Joel I. Beerman, 50, has served as Vice President, General Counsel and Secretary since February 1994.

    William H. Doherty, 45, has served as Vice President, Vinyl Compounds Group since December 1999. Before then, Mr. Doherty served as General Manager--Vinyl Compounds since May 1998 and as Business Manager--Vinyl Compounds from May 1992 until May 1998.

    David L. Magee, 63, has served as Vice President, Operations, Chemicals and Polymers Groups since December 1999. Mr. Magee served as Director of Manufacturing Operations from January 1999 until December 1999, as General Manager from March 1997 until January 1999 and as Director of Engineering from February 1995 until March 1997.

    C. Douglas Shannon, 48, has served as Vice President, Chemicals Groups since December 1999. Before then, Mr. Shannon served as Director of Business Area Management--Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business
Manager--Electrochemicals and provided services in feedstock purchasing.

    Mark J. Seal, 48, has served as Vice President, Polymer Group since August 1993.

    Thomas G. Swanson, 58, has served as Vice President, Logistics since December 1999. Before then, Mr. Swanson served as Vice President, Commodity Chemicals Group from February 1999 until December 1999 and from August 1993 to February 1999, he served as Vice President, Supply and Corporate Development.

    Executive officers are elected by, and serve at the pleasure of, the board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the captions "Election of Directors" and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2000 is hereby incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the captions "Principal Stockholders" and "Security Ownership of Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2000 is hereby incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We have not had any transactions required to be reported under this item for the calendar year 1999, or for the period from January 1, 2000 to the date of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K:

    (1) Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

       Report of Management

       Report of Independent Public Accountants

    (2) Financial Statement Schedules:

          Report of Independent Public Accountants on Financial Statement
           Schedule

          The following financial statement schedule is for the years ended
           December 31, 1999, 1998 and 1997:

          II                Valuation and Qualifying Accounts

    Schedules other than the one listed above are omitted because they are not required and are inapplicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

    (3) Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

    The following exhibits are filed as part of this Form 10-K:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
  21                    Subsidiaries of the Registrant

  23                    Consent of Independent Public Accountants

    The following exhibits are incorporated herein by reference to Georgia Gulf's 1999 Form 8-K Current Report dated November 18, 1999, filed November 19, 1999:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 4.1                    Indenture dated as of November 12, 1999 between Georgia Gulf
                        Corporation and SunTrust Bank, Atlanta, as trustee

 10.1                   Credit Agreement dated as of November 12, 1999 between
                        Georgia Gulf Corporation, the Eligible Subsidiaries referred to therein, the Lenders party thereto, and the The Chase
                        Manhattan Bank as Administrative Agent, Syndication Agent
                        and Collateral Agent

    The following exhibit is incorporated herein by reference to Georgia Gulf's 1999 Form 10-Q Quarterly Report for the period ending September 30, 1999, filed October 28, 1999:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 2(a)                   Asset Purchase Agreement dated as of August 30, 1999,
                        between CONDEA Vista Company and Georgia Gulf Corporation

    The following exhibit is incorporated herein by reference to Georgia Gulf's 1998 Form 10-Q Quarterly Report for the period ending June 30, 1998, filed August 13, 1998:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 10(a)                  Stock Purchase Agreement, dated May 11, 1998, between
                        Georgia Gulf and North American Plastics, Inc.

    The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33-59433) filed July 20, 1998:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
           *4           Georgia Gulf Corporation 1998 Equity and Performance
                        Incentive Plan

    The following exhibits are incorporated herein by reference to Georgia Gulf's 1998 Form 10-Q Quarterly Report for the period ending March 31, 1998, filed May 8, 1998:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 10(a)                  Receivables Transfer Agreement dated March 10, 1998, by and among GGRC Corp., as Transferor, Georgia Gulf Corporation, individually and as Collection Agent, and Blue Ridge Asset
                        Funding Corporation

 10(b)                  Receivable Purchase Agreement dated March 10, 1998, between
                        Georgia Gulf Corporation, as Seller and Collection Agent,
                        and GGRC Corp., as Purchaser

    The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33-64749) filed December 5, 1995:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
  10                    Georgia Gulf Corporation Employee Stock Purchase Plan

    The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-3 (File No. 33-63051) filed September 28, 1995:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
  4                     Indenture, dated as of November 15, 1995, between Georgia
                        Gulf and LaSalle National Bank, as trustee (including form of Notes).

    The following exhibits are incorporated herein by reference to Georgia Gulf's 1991 Form 10-K Annual Report filed March 30, 1992:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 3(a)                   Certificate of Amendment of Certificate of Incorporation

 3(b)                   Amended and Restated By-Laws

 *10                    Georgia Gulf Corporation 1990 Incentive Equity Plan

    The following exhibit is incorporated herein by reference to Exhibit 2 to Georgia Gulf's Registration Statement on Form 8-A filed May 11, 1990, as amended:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
  4                     Amended and Restated Rights Agreement effective as of August
                        31, 1990

    The following exhibits are incorporated herein by reference to Georgia Gulf's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
        10(g)           Agreement re: Liabilities among Georgia-Pacific,
                        Georgia-Pacific Chemicals, Inc., and others dated, December
                        31, 1984

        10(o)           Georgia Gulf Savings and Capital Growth Plan

        10(p)           Georgia Gulf Salaried Employees Retirement Plan

        10(q)           Georgia Gulf Hourly Employees Retirement Plan

       *10(u)           Executive Retirement Agreements

        10(v)           Salt Contract

(b) Reports on Form 8-K

    During the fourth quarter of 1999, we filed the following Current Report on Form 8-K:

        Current Report on Form 8-K dated November 12, 1999 (date of earliest event reported), filed on November 19, 1999, for the purpose of reporting, under Item 2, Georgia Gulf's acquisition of the vinyls business of CONDEA Vista Company, and under Item 5, Georgia Gulf's issuance of $200,000,000 aggregate principal amount of its 10 3/8% senior subordinated notes due 2007 and the restatement of our financial statements, reflecting the discontinuation of the methanol business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GEORGIA GULF CORPORATION
                                                       (Registrant)

    Date: March 28, 2000                               By:  /s/ EDWARD A. SCHMITT
                                                            -----------------------------------------
                                                            Edward A. Schmitt,
                                                            CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President, Chief Executive
                /s/ EDWARD A. SCHMITT                    Officer and Director
     -------------------------------------------         (Principal Executive          March 28, 2000
                  Edward A. Schmitt                      Officer)

                                                       Vice President Finance, Chief
               /s/ RICHARD B. MARCHESE                   Financial Officer and
     -------------------------------------------         Treasurer (Principal          March 28, 2000
                 Richard B. Marchese                     Financial and Accounting
                                                         Officer)

                  /s/ JAMES R. KUSE                    Chairman of the Board and
     -------------------------------------------         Director                      March 28, 2000
                    James R. Kuse

                  /s/ JOHN E. AKITT                    Director
     -------------------------------------------                                       March 28, 2000
                    John E. Akitt

                                                       Director
     -------------------------------------------
                    John D. Bryan

                /s/ DENNIS M. CHORBA                   Director
     -------------------------------------------                                       March 28, 2000
                  Dennis M. Chorba

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ PATRICK J. FLEMING                  Director
     -------------------------------------------                                       March 28, 2000
                 Patrick J. Fleming

              /s/ CHARLES T. HARRIS III                Director
     -------------------------------------------                                       March 28, 2000
                Charles T. Harris III

                 /s/ JERRY R. SATRUM                   Director
     -------------------------------------------                                       March 28, 2000
                   Jerry R. Satrum

                 /s/ EDWARD S. SMITH                   Director
     -------------------------------------------                                       March 28, 2000
                   Edward S. Smith

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To Georgia Gulf Corporation:

    We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated February 18, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of Georgia Gulf's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 18, 2000

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                            ADDITIONS
                                                   ---------------------------
                                                                     CHARGED
                                  BALANCE AT       CHARGED TO        TO OTHER                         BALANCE AT
                                  BEGINNING        COSTS AND        ACCOUNTS--       DEDUCTIONS         END OF
DESCRIPTION                       OF PERIOD         EXPENSES         DESCRIBE        --DESCRIBE         PERIOD
-----------                       ----------       ----------       ----------       ----------       ----------
1997

Allowance for doubtful
  accounts......................    $2,400            $184            $   --            $(184)(1)       $2,400
                                    ======            ====            ======            =====           ======

1998

Allowance for doubtful
  accounts......................    $2,400            $ --            $   --            $  --           $2,400
                                    ======            ====            ======            =====           ======

1999

Allowance for doubtful
  accounts......................    $2,400            $103            $   --            $(103)(1)       $2,400
                                    ======            ====            ======            =====           ======

------------------------

NOTES:

(1) Accounts receivable balances written off during the period.

                               INDEX TO EXHIBITS

EXHIBIT
NO.                                             DESCRIPTION                           PAGE(1)
-------                                         -----------                           --------
  21                    Subsidiaries of the Registrant..............................
  23                    Consent of Independent Public Accountants...................

------------------------

(1) Page numbers appear on the manually signed Form 10-K's only.