Form 10-Q
period 2000-03-31
GEORGIA GULF CORP /DE/
filed 2000-05-15
CIK 805264

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

(Mark One)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 1-9753

                            ------------------------

                            GEORGIA GULF CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      58-1563799
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        400 PERIMETER CENTER TERRACE,                              30346
         SUITE 595, ATLANTA, GEORGIA                            (Zip code)
  (Address of principal executive offices)

                            ------------------------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AS OF
CLASS                                                          MAY 5, 2000
-----                                                       -----------------
Common Stock, $0.01 par value.............................  31,332,762 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                     QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX

                                                               PAGE
                                                              NUMBERS
                                                              -------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of March 31,           1
      2000
      and December 31, 1999.................................

    Condensed Consolidated Statements of Income for the             2
      Three Months Ended March 31, 2000 and 1999............

    Condensed Consolidated Statements of Cash Flows for the         3
      Three Months Ended March 31, 2000 and 1999............

    Notes to Condensed Consolidated Financial Statements as      4-12
      of March 31, 2000.....................................

  Item 2. Management's Discussion and Analysis of Financial     13-15
    Condition and Results of Operations.....................

  Item 3. Quantitative and Qualitative Disclosures About           16
    Market Risk.............................................

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................       17

  Item 6. Exhibits and Reports on Form 8-K..................       18

SIGNATURES..................................................       19

PART I. FINANCIAL INFORMATION.

    ITEM 1. FINANCIAL STATEMENTS.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
ASSETS
Cash and cash equivalents...................................  $     1,480   $     4,424
Receivables.................................................      183,362       164,376
Inventories.................................................      121,979       112,844
Prepaid expenses............................................        4,118         5,440
Deferred income taxes.......................................        6,172         6,172
                                                              -----------   -----------
  Total current assets......................................      317,111       293,256
                                                              -----------   -----------
Property, plant and equipment, at cost......................      991,745       985,825
  Less accumulated depreciation.............................      330,682       314,275
                                                              -----------   -----------
    Property, plant and equipment, net......................      661,063       671,550
                                                              -----------   -----------
Goodwill....................................................       82,056        82,676
Other assets................................................       51,261        50,083
Net assets of discontinued operation........................           --           443
                                                              -----------   -----------
Total assets................................................  $ 1,111,491   $ 1,098,008
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt...........................  $    18,362   $    22,000
Accounts payable............................................      164,126       143,898
Interest payable............................................       13,464         5,926
Accrued income taxes........................................       16,545           494
Accrued compensation........................................        9,194         7,682
Other accrued liabilities...................................        9,805        17,632
                                                              -----------   -----------
  Total current liabilities.................................      231,496       197,632
                                                              -----------   -----------
Long-term debt, net of current portion......................      696,762       749,194
                                                              -----------   -----------
Deferred income taxes.......................................       96,864        93,949
                                                              -----------   -----------
Stockholders' equity
  Common stock--$0.01 par value.............................          313           313
  Additional paid-in capital................................        5,453         5,250
  Retained earnings.........................................       80,603        51,670
                                                              -----------   -----------
    Total stockholders' equity..............................       86,369        57,233
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $ 1,111,491   $ 1,098,088
                                                              ===========   ===========
Common shares outstanding...................................   31,316,562    31,290,862
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Net sales...................................................  $   403,671   $   179,264
                                                              -----------   -----------
Operating costs and expenses
  Cost of sales.............................................      321,856       155,691
  Selling and administrative................................       13,674        10,294
                                                              -----------   -----------
    Total operating costs and expenses......................      335,530       165,985
                                                              -----------   -----------
Operating income............................................       68,141        13,279
Other expense
  Interest, net.............................................       19,008         7,323
                                                              -----------   -----------
Income from continuing operations before income taxes.......       49,133         5,956
Provision for income taxes..................................       17,695         2,174
                                                              -----------   -----------
Income from continuing operations...........................       31,438         3,782
Discontinued operation
  Loss from discontinued operation, net.....................           --        (1,248)
                                                              -----------   -----------
Net income..................................................  $    31,438   $     2,534
                                                              ===========   ===========
Earnings / (loss) per share:
  Basic
    Continuing operations...................................  $      1.00   $      0.12
    Discontinued operation..................................           --         (0.04)
                                                              -----------   -----------
                                                              $      1.00   $      0.08
                                                              ===========   ===========
  Weighted average common shares-basic......................   31,301,278    30,898,728
                                                              ===========   ===========
  Diluted
    Continuing operations...................................  $      1.00   $      0.12
    Discontinued operation..................................           --         (0.04)
                                                              -----------   -----------
                                                              $      1.00   $      0.08
                                                              ===========   ===========
  Weighted average common shares-diluted....................   31,501,115    31,133,780
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Cash flows from operating activities:
  Net income................................................  $ 31,438       $ 2,534
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    18,806        11,215
    Loss on discontinued operation, net.....................        --         1,248
    Change in operating assets, liabilities and other.......    10,661       (17,110)
                                                              --------       -------
  Net cash provided by (used in) continuing operations......    60,905        (2,113)
  Net cash provided by (used in) discontinued operation.....       443        (2,325)
                                                              --------       -------
  Net cash provided by (used in) operating activities.......    61,348        (4,438)
                                                              --------       -------
  Cash flows from financing activities:
    Long-term debt proceeds.................................     2,605        39,150
    Long-term debt payments.................................   (58,675)      (28,000)
    Proceeds from issuance of common stock..................       203           218
    Dividends paid..........................................    (2,505)       (2,472)
                                                              --------       -------
  Net cash (used in) provided by financing activities.......   (58,372)        8,896
                                                              --------       -------
  Cash flows from investing activities:
    Capital expenditures....................................    (5,920)       (4,202)
                                                              --------       -------
  Net change in cash and cash equivalents...................    (2,944)          256
  Cash and cash equivalents at beginning of period..........     4,424         1,244
                                                              --------       -------
  Cash and cash equivalents at end of period................  $  1,480       $ 1,500
                                                              ========       =======

           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

    Our operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENT

    During June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 for fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. We have not yet quantified the impact of adopting SFAS No. 133 on our financial statements.

NOTE 3:  ACQUISITION

    On November 12, 1999, we completed the acquisition of the assets of the vinyls business of CONDEA Vista Company. The purchase included substantially all of the assets and net working capital of the vinyls business as of the date of acquisition. The acquisition was accounted for as a purchase, and the results of the vinyls business's operations have been included in our consolidated financial statements from the date of acquisition. The initial purchase price, including related fees and expenses, consisted of $263,000,000 of cash and the issuance of a $10,000,000 two-year, non-interest-bearing note payable to CONDEA Vista Company. The note was recorded at its net present value of $7,750,000 at the date of acquisition. The initial purchase price was subject to an adjustment for actual working capital acquired. We recorded a payable to CONDEA Vista Company of approximately $16,286,000 representing the adjustment for working capital. This payable is included in accounts payable on the accompanying balance sheet as of March 31, 2000 and was paid during the second quarter of 2000. The purchase price approximated the fair market value of the net assets acquired.

NOTE 4:  DISCONTINUED OPERATION

    On September 2, 1999, we announced our decision to exit the methanol business at the end of 1999. In connection with the discontinuance of the methanol business, we incurred a one-time charge of $7,631,000, net of income tax benefits, related to the write-off of the methanol plant assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The disposition of the methanol operation represented the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of the methanol operation were classified as discontinued, and prior periods were restated, including the reallocation of fixed overhead charges to other business segments. For business segment reporting purposes, the methanol business results were previously classified as the segment "Gas Chemicals."

    Net sales and income from the discontinued operation were as follows:

                                                            THREE MONTHS ENDED
                                                              MARCH 31, 1999
                                                            ------------------
                                                               IN THOUSANDS
Net sales.................................................       $ 8,324
                                                                 =======
Pretax loss from discontinued operation...................       $(1,966)
Income tax benefit........................................           718
                                                                 -------
Net loss from discontinued operation......................       $(1,248)
                                                                 =======

    Assets and liabilities of the discontinued operation were as follows:

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                                IN THOUSANDS
Current assets..............................................       $3,553
Current liabilities.........................................       (3,110)
                                                                   ------
Net assets of discontinued operation........................       $  443
                                                                   ======

NOTE 5:  INVENTORIES

    The major classes of inventories were as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                              IN THOUSANDS
Raw materials and supplies............................  $ 52,288      $ 48,868
Finished goods........................................    69,691        63,976
                                                        --------      --------
                                                        $121,979      $112,844
                                                        ========      ========

NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS

    We have two interest rate swap agreements for a total notional amount of $100,000,000 maturing in June 2002. We also have an interest rate swap agreement for a notional amount of $100,000,000 maturing August 2002. We have designated all of our interest rate swaps as hedges against our senior credit facility floating rate debt.

    We do not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used to manage interest costs on certain portions of our long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of March 31, 2000, and December 31, 1999, interest rate swap agreements were the only form of derivative financial instruments outstanding. The fair values of these swap agreements as of March 31, 2000 and December 31, 1999 were $3,980,000 and $3,405,000 (in our favor), respectively.

NOTE 7:  EARNINGS PER SHARE

    There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 IN THOUSANDS
Weighted average common shares--basic.......................   31,301     30,899
Plus incremental shares from assumed conversions:
  Options...................................................      179        134
  Employee stock purchase plan rights.......................       21        101
                                                               ------     ------
Weighted average common shares--diluted.....................   31,501     31,134
                                                               ======     ======

NOTE 8:  SEGMENT INFORMATION

    SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" became effective for fiscal year 1998 and for all succeeding interim reporting periods. In accordance with the requirements of SFAS No. 131, we have identified two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization which we use for internal reporting. The chlorovinyls segment is a highly integrated chain of products which includes chlorine, caustic soda, vinyl chloride monomer and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone. A third product segment, gas chemicals, which included methanol, was discontinued in the third quarter of 1999. See Note 4 for a discussion of the discontinuance of our methanol operation.

    Earnings of industry segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, and income and expense items reflected as "other income (expense)" on our consolidated statements of income. Intersegment sales and transfers are insignificant.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                             IN THOUSANDS
Segment net sales:
  Chlorovinyls..........................................  $333,726   $120,808
  Aromatics.............................................    69,945     58,456
                                                          --------   --------
Net sales...............................................  $403,671   $179,264
                                                          ========   ========
Segment operating income:
  Chlorovinyls..........................................  $ 79,574   $ 10,346
  Aromatics.............................................    (6,483)     6,139
  Corporate and general plant services..................    (4,950)    (3,206)
                                                          --------   --------
Total operating income..................................  $ 68,141   $ 13,279
                                                          ========   ========

NOTE 9:  SUPPLEMENTAL GUARANTOR INFORMATION

    Our payment obligations under our 10 3/8% senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, North American Plastics, LLC, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

    In connection with the acquisition of the vinyls business from CONDEA Vista Company on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary, Georgia Gulf Chemicals & Vinyls LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000

                                     PARENT     GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Cash and cash equivalents.........  $  1,309    $      158       $     13      $      --      $    1,480
Receivables.......................    64,800       253,100        120,539       (255,077)        183,362
Inventories.......................        --       121,979             --             --         121,979
Prepaid expenses..................        --         4,008            110             --           4,118
Deferred income taxes.............        --         6,172             --             --           6,172
                                    --------    ----------       --------      ---------      ----------
  Total current assets............    66,109       385,417        120,662       (255,077)        317,111
                                    --------    ----------       --------      ---------      ----------
Plant, property and equipment, at
  cost............................        --       991,745             --             --         991,745
  Less accumulated depreciation...        --       330,682             --             --         330,682
                                    --------    ----------       --------      ---------      ----------
    Plant, property and equipment,
      net.........................        --       661,063             --             --         661,063
                                    --------    ----------       --------      ---------      ----------
Goodwill..........................        --        82,056             --             --          82,056
Other assets......................     7,934        43,293             34             --          51,261
Investment in subsidiaries........   547,439        56,215             --       (603,654)             --
                                    --------    ----------       --------      ---------      ----------
Total assets......................  $621,482    $1,228,044       $120,696      $(858,731)     $1,111,491
                                    ========    ==========       ========      =========      ==========
Current portion of long-term
  debt............................  $     --    $   18,362       $     --      $      --      $   18,362
Accounts payable..................   190,277       164,115         64,811       (255,077)        164,126
Interest payable..................    11,537         1,927             --             --          13,464
Accrued income taxes..............        --        16,289            256             --          16,545
Accrued compensation..............        --         9,194             --             --           9,194
Other accrued liabilities.........        --         9,805             --                          9,805
                                    --------    ----------       --------      ---------      ----------
  Total current liabilities.......   201,814       219,692         65,067       (255,077)        231,496
                                    --------    ----------       --------      ---------      ----------
Long-term debt, net of current
  portion.........................   333,299       363,463             --             --         696,762
                                    --------    ----------       --------      ---------      ----------
Deferred income taxes.............        --        96,864             --             --          96,864
                                    --------    ----------       --------      ---------      ----------
Stockholders' equity
  Common stock....................       313             6             20            (26)            313
  Additional paid-in-capital......     5,453       467,322         55,587       (522,909)          5,453
  Retained earnings...............    80,603        80,697             22        (80,719)         80,603
                                    --------    ----------       --------      ---------      ----------
  Total stockholders' equity......    86,369       548,025         55,629       (603,654)         86,369
                                    --------    ----------       --------      ---------      ----------
Total liabilities and
  stockholders' equity............  $621,482    $1,228,044       $120,696      $(858,731)     $1,111,491
                                    ========    ==========       ========      =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                     PARENT     GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Cash and cash equivalents.........  $  4,151    $      252       $     21      $      --      $    4,424
Receivables.......................    70,008       239,225        125,453       (270,310)        164,376
Inventories.......................        --       112,844             --             --         112,844
Prepaid expenses..................        --         4,786            654             --           5,440
Deferred income taxes.............        --         6,172             --             --           6,172
                                    --------    ----------       --------      ---------      ----------
  Total current assets............    74,159       363,279        126,128       (270,310)        293,256
                                    --------    ----------       --------      ---------      ----------
Plant, property and equipment, at
  cost............................        --       985,825             --             --         985,825
  Less accumulated depreciation...        --       314,275             --             --         314,275
                                    --------    ----------       --------      ---------      ----------
  Plant, property and equipment,
    net...........................        --       671,550             --             --         671,550
                                    --------    ----------       --------      ---------      ----------
Goodwill..........................        --        82,676             --             --          82,676
Other assets......................     7,906        42,128             49             --          50,083
Investment in subsidiaries........   513,000        55,588             --       (568,588)             --
Net assets of discontinued
  operation.......................        --           443             --             --             443
                                    --------    ----------       --------      ---------      ----------
Total assets......................  $595,065    $1,215,664       $126,177      $(838,898)     $1,098,008
                                    ========    ==========       ========      =========      ==========
Current portion of long-term
  debt............................  $     --    $   22,000       $     --      $      --      $   22,000
Accounts payable..................   200,302       149,019         64,887       (270,310)        143,898
Interest payable..................     4,336         1,590             --             --           5,926
Accrued compensation..............        --         7,682             --             --           7,682
Other accrued liabilities.........        --        14,046          4,080             --          18,126
                                    --------    ----------       --------      ---------      ----------
  Total current liabilities.......   204,638       194,337         68,967       (270,310)        197,632
                                    --------    ----------       --------      ---------      ----------
Long-term debt, net of current
  portion.........................   333,194       416,000             --             --         749,194
                                    --------    ----------       --------      ---------      ----------
Deferred income taxes.............        --        93,949             --             --          93,949
                                    --------    ----------       --------      ---------      ----------
Stockholders' equity
  Common stock....................       313             6             20            (26)            313
  Additional paid-in capital......     5,250       467,322         55,587       (522,909)          5,250
  Retained earnings...............    51,670        44,050          1,603        (45,653)         51,670
                                    --------    ----------       --------      ---------      ----------
  Total stockholders' equity......    57,233       511,378         57,210       (568,588)         57,233
                                    --------    ----------       --------      ---------      ----------
Total liabilities and
  stockholders' equity............  $595,065    $1,215,664       $126,177      $(838,898)     $1,098,008
                                    ========    ==========       ========      =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                       THREE MONTHS ENDED MARCH 31, 2000

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Revenues............................  $    --      $403,822         $1,952        $ (2,103)      $403,671
                                      -------      --------         ------        --------       --------
Operating costs and expenses
  Cost of sales.....................       --       321,856             --              --        321,856
  Selling and administrative........       --        14,796            981          (2,103)        13,674
                                      -------      --------         ------        --------       --------
Total operating costs and
  expenses..........................       --       336,652            981          (2,103)       335,530
                                      -------      --------         ------        --------       --------
Operating income....................       --        67,170            971              --         68,141
Other expense
  Interest expense, net.............    8,126        10,882             --              --         19,008
                                      -------      --------         ------        --------       --------
Income before income taxes..........   (8,126)       56,288            971              --         49,133
Provision for income taxes..........   (2,925)       20,268            352              --         17,695
Equity in net income of
  subsidiaries......................   36,639           627             --         (37,266)            --
                                      -------      --------         ------        --------       --------
Net income..........................  $31,438      $ 36,647         $  619        $(37,266)      $ 31,438
                                      =======      ========         ======        ========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                       THREE MONTHS ENDED MARCH 31, 1999

                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Revenues...........................  $158,642     $20,692           $777         $  (847)       $179,264
                                     --------     -------           ----         -------        --------
Operating costs and expenses
  Cost of sales....................   140,917      14,774             --              --         155,691
  Selling and administrative.......     9,759         612            770            (847)         10,294
                                     --------     -------           ----         -------        --------
  Total operating costs and
    expenses.......................   150,676      15,386            770            (847)        165,985
                                     --------     -------           ----         -------        --------
Operating income...................     7,966       5,306              7              --          13,279
Other expense
  Interest expense, net............     7,323          --             --              --           7,323
                                     --------     -------           ----         -------        --------
Income from continuing operations
  before income taxes..............       643       5,306              7              --           5,956
Provision for income taxes.........       318       1,856             --              --           2,174
  Equity in net income of
    subsidiaries...................     3,457          --             --          (3,457)             --
                                     --------     -------           ----         -------        --------
Income from continuing
  operations.......................     3,782       3,450              7          (3,457)          3,782
Loss from discontinued operation,
  net..............................    (1,248)         --             --              --          (1,248)
                                     --------     -------           ----         -------        --------
Net income.........................  $  2,534     $ 3,450           $  7         $(3,457)       $  2,534
                                     ========     =======           ====         =======        ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000

                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Cash flows from operating
  activities:
  Net income.......................  $ 31,438     $ 36,647        $   619        $(37,266)      $ 31,438
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and
        amortization...............       286       18,505             15              --         18,806
      Equity in net income of
        subsidiaries...............   (36,639)        (627)            --          37,266             --
      Change in operating assets,
        liabilities and other......     2,175        6,928          1,558              --         10,661
                                     --------     --------        -------        --------       --------
  Net cash (used in) provided by
    continuing operations..........    (2,740)      61,453          2,192              --         60,905
  Net cash provided by discontinued
    operation......................        --          443             --              --            443
                                     --------     --------        -------        --------       --------
Net cash (used in) provided by
  operating activities.............    (2,740)      61,896          2,192              --         61,348
                                     --------     --------        -------        --------       --------
Cash flows from financing
  activities:
  Long-term debt proceeds..........        --        2,605             --              --          2,605
  Long-term debt payments..........        --      (58,675)            --              --        (58,675)
  Proceeds from issuance of common
    stock..........................       203           --             --              --            203
  Dividends paid...................    (2,505)          --         (2,200)          2,200         (2,505)
                                     --------     --------        -------        --------       --------
Net cash flow used in financing
  activities.......................    (2,302)     (56,070)        (2,200)          2,200        (58,372)
                                     --------     --------        -------        --------       --------
Cash flows from investing
  activities:
  Capital expenditures.............        --       (5,920)            --              --         (5,920)
  Dividends received from
    subsidiary.....................     2,200           --             --          (2,200)            --
                                     --------     --------        -------        --------       --------
Net cash flow provided by (used in)
  investing activities.............     2,200       (5,920)            --          (2,200)        (5,920)
                                     --------     --------        -------        --------       --------
Net change in cash and cash
  equivalents......................    (2,842)         (94)            (8)             --         (2,944)
Cash and cash equivalents at
  beginning of period..............     4,151          252             21              --          4,424
                                     --------     --------        -------        --------       --------
Cash and cash equivalents at end of
  period...........................  $  1,309     $    158        $    13        $     --       $  1,480
                                     ========     ========        =======        ========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999

                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Cash flows from operating
  activities:
  Net income.......................  $  2,534     $ 3,450         $     7        $(3,457)       $  2,534
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and
        amortization...............    11,071         144              --             --          11,215
      Loss on discontinued
        operation, net.............     1,248          --              --             --           1,248
      Equity in net income of
        subsidiaries...............    (3,457)         --              --          3,457              --
      Change in operating assets,
        liabilities and other......   (16,427)     (3,374)          2,691             --         (17,110)
                                     --------     -------         -------        -------        --------
Net cash (used in) provided by
  continuing operations............    (5,031)        220           2,698             --          (2,113)
Net cash used in discontinued
  operation........................    (2,325)         --              --             --          (2,325)
                                     --------     -------         -------        -------        --------
Net cash (used in) provided by
  operating activities.............    (7,356)        220           2,698             --          (4,438)
                                     --------     -------         -------        -------        --------
Cash flows from financing
  activities:
  Long-term debt proceeds..........    39,150          --              --             --          39,150
  Long-term debt payments..........   (28,000)         --              --             --         (28,000)
  Proceeds from issuance of common
    stock..........................       218          --              --             --             218
  Dividends paid...................    (2,472)         --          (2,694)         2,694          (2,472)
                                     --------     -------         -------        -------        --------
Net cash flow provided by (used in)
  financing activities.............     8,896          --          (2,694)         2,694           8,896
                                     --------     -------         -------        -------        --------
Cash flows from investing
  activities:
  Capital expenditures.............    (3,956)       (246)             --             --          (4,202)
  Dividends received from
    subsidiary.....................     2,694          --              --         (2,694)             --
                                     --------     -------         -------        -------        --------
Net cash flow used in investing
  activities.......................    (1,262)       (246)             --         (2,694)         (4,202)
                                     --------     -------         -------        -------        --------
Net change in cash and cash
  equivalents......................       278         (26)              4             --             256
Cash and cash equivalents at
  beginning of period..............       788         428              28             --           1,244
                                     --------     -------         -------        -------        --------
Cash and cash equivalents at end of
  period...........................  $  1,066     $   402         $    32        $    --        $  1,500
                                     ========     =======         =======        =======        ========

    Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

    Georgia Gulf manufactures and markets products through two highly integrated lines categorized into chlorovinyls and aromatic chemicals. Our chlorovinyl products include chlorine, caustic soda, sodium chlorate, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone. During 1999, we announced our decision to exit the methanol business and had ceased operations at the end of the year. Additionally, on November 12, 1999, we completed the purchase of all the assets of the vinyls business of CONDEA Vista Company. The vinyls business is an integrated producer of VCM, PVC resins and PVC compounds. We have included the results of operations for the vinyls business in our consolidated financial statements since the date of acquisition.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
  1999

    NET SALES. Net sales for the quarter ended March 31, 2000 were $403.7 million, an increase of 125 percent compared to $179.3 million for the same period in 1999. This increase was due to 50 percent higher sales volumes, largely attributable to the acquisition of the vinyls business, and an increase in the overall average selling price of 50 percent.

    Net sales of chlorovinyls for the first quarter of 2000 were $333.7 million, 176 percent higher than net sales for first quarter of 1999 of $120.8 million. This increase was the result of an 88 percent increase in sales volume and a 47 percent increase in sales prices. Sales volume increases were primarily attributable to the vinyls business acquired during the fourth quarter of 1999 which more than doubled our sales of vinyl resins. The higher sales prices resulted from continuing strong demand for vinyl products, particularly VCM and vinyl resins.

    Net sales of aromatics for the first quarter of 2000 were $69.9 million, an increase of 19 percent compared to $58.5 million for the same period in 1999. This increase was the result of a 28 percent improvement in sales prices, offset in part by a 7 percent decline in sales volumes. Acetone prices increased as a result of continued strong demand and tight supply.

    COST OF SALES. Cost of sales for the first quarter of 2000 was $321.9 million, an increase of 107 percent compared to $155.7 million for the first quarter of 1999. The primary factor for this increase was the additional sales volumes from the acquired vinyls business. Also contributing to the increase were higher prices for all purchased major raw materials. As a percentage of sales, cost of sales decreased to 80 percent in the first quarter of 2000 compared to 87 percent in the first quarter of 1999. This decrease was caused by overall sales price increases outpacing higher raw material costs and also an increase in capacity utilization rates.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $13.7 million for the three months ended March 31, 2000, an increase of 33 percent from the same period in 1999. This increase is primarily attributable to the effects of the acquired vinyls business and higher profit sharing expense. During the first quarter of 2000, we incurred transition charges associated with the acquisition of approximately $0.8 million.

    OPERATING INCOME. Operating income in the first quarter of 2000 was $68.1 million, an increase of 412 percent compared to $13.3 million in the first quarter of 1999. This increase was the result of higher operating income in chlorovinyls offset in part by decreased operating profit in aromatics. As a percentage of net sales, operating profit increased to 17 percent of net sales in the first quarter of 2000 compared to 7 percent for the same period in 1999. This increase in operating profit as a percentage of net sales was the result of overall sales price increases outpacing increases in raw material costs.

    Our chlorovinyls operating profit for the first quarter of 2000 was $79.6 million, an increase of 673 percent compared to $10.3 million for the same period in 1999. The most significant factors in this increase are the improvement in vinyl resin profit margins coupled with operating income from the acquired vinyls business.

    Our aromatics operating loss for the first quarter of 2000 was $6.5 million, a decrease of 207 percent compared to operating profit of $6.1 million in the first quarter 1999. Aromatic sales price increases were unable to compensate for increases in the cost of benzene and propylene.

    NET INTEREST EXPENSE. Interest expense increased to $19.0 million for the quarter ended March 31, 2000 compared with $7.3 million for the same period in 1999. This increase was primarily attributable to higher debt balances related to both the acquisition of the vinyls business and the purchase of the previously leased cogeneration facility during the fourth quarter of 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $17.7 million for the first quarter of 2000 compared to $2.2 million for the first quarter of 1999. Our effective tax rate in the first quarter of 2000 was 36.0 percent compared to 36.5 percent for the same period in 1999.

    INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the three months ended March 31, 2000 was $31.4 million, an increase of 726 percent compared to $3.8 million for the three months ended March 31, 1999. Income from continuing operations increased significantly as a result of both overall sales volume and price increases that more than offset higher raw material costs and additional interest expense.

    LOSS FROM DISCONTINUED OPERATION. The discontinued methanol operation incurred a net loss of $1.2 million in the first quarter of 1999. The methanol operation was discontinued in the third quarter of 1999.

    NET INCOME. Net income for the first quarter of 2000 was $31.4 million, an eleven-fold increase from $2.5 million in the first quarter of 1999. This increase was due to the factors discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 2000, we generated $61.3 million in cash flow from operating activities as compared to $4.4 million used for operating activities during the same 1999 period. Major sources of cash flow for the first quarter of 2000 were net income of $31.4 million and non-cash provisions of $18.8 million for depreciation and amortization. Total working capital at March 31, 2000 was $85.6 million versus $95.6 million at December 31, 1999. This decrease in working capital was primarily attributable to increased accounts payable, interest payable and accrued income taxes payable as a result of the timing of certain payments. This was partially offset by increases in accounts receivable and inventories. Significant working capital changes for the first quarter of 1999 included the payment of certain litigation expenses reimbursed by our insurance carriers later in 1999, a decrease in inventories and an increase in accounts payable due to the timing of payments.

    Debt decreased by $56.1 million during the three months ended March 31, 2000 to $715.1 million. As of March 31, 2000, we had availability to borrow an additional $86.5 million under the revolving credit facility.

    Capital expenditures for the three months ended March 31, 2000 were $5.9 million as compared to $4.2 million for the same 1999 period. Capital expenditures for 2000 will be directed toward certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2000 will approximate $30.0 million.

    We declared dividends of $0.08 per share or $2.5 million during the first three months of 2000. As of March 31, 2000, we had authorization to repurchase up to 5.5 million shares under a common stock repurchase program; however, we have suspended the stock repurchase program and we did not repurchase any shares during the first quarter of 2000.

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

                                    OUTLOOK

    We are currently experiencing strong demand and favorable margins in our vinyl chain which we believe will continue through the second quarter of 2000. We also believe that the first quarter of 2000 was the bottom of the cycle for aromatics and that we will see improvement in the second quarter. While caustic soda pricing has recovered significantly from its low point of last year, there does appear to be some weakness in current pricing. At this point, we expect results for the second quarter of 2000 to be higher than the results for the first quarter of this year.

                             YEAR 2000 ISSUE UPDATE

    We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if year 2000 or similar issues adversely affect our customers or suppliers. Currently we are not aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers. Expenditures related to year 2000 compliance efforts were not material.

                           FORWARD-LOOKING STATEMENTS

    This Form 10-Q and other communications to stockholders may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

    Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

    - changes in the general economy;

    - changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;

    - changes and/or cyclicality in the industries to which our products are sold;

    - availability and pricing of raw materials;

    - technological changes affecting production;

    - difficulty in plant operations and product transportation;

    - governmental and environmental regulations; and

    - other unforeseen circumstances.

    A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    For a discussion of certain market risks related to Georgia Gulf, see
Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 1999. There have been no significant developments with respect to our exposure to market risk except for the change in the fair value of interest rate swaps disclosed in
Note 6 to the financial statements included herein.

PART II.   OTHER INFORMATION.

    Item 1. Legal Proceedings.

    We are a party to numerous individual and several class-action lawsuits filed against us, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, a chemical which is not manufactured as part of our ordinary operations, but instead occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages and past and future physical and emotional suffering. The lawsuits were originally filed in Louisiana State Court in Iberville Parish.

    Discovery has been occurring in these cases. We continue to develop information relating to the extent of damages suffered as well as evaluate the merit of such claims, defenses available and liability of other persons.

    In September 1998, the plaintiffs filed amended petitions that added the additional allegations that we had engaged in intentional misconduct against the plaintiffs. These additional allegations raised a coverage issue under our general liability insurance policies. In December 1998, as required by the terms of the insurance policies, the insurers demanded arbitration to determine whether coverage is required for the alleged intentional misconduct in addition to the coverage applicable to the other allegations of the case. The date for the arbitration has not yet been established.

    As a result of the arbitration relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998. By order entered March 2, 1999, the federal court denied the plaintiff's motion to remand the cases back to state court and retained federal jurisdiction.

    We have settled the claims of all but eight worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims are ongoing.

    Following these settlements, we have been sued by approximately 400 additional plaintiffs (and their collaterals) who claim that they were injured as a result of the incident. We believe that most, if not all, of these new plaintiffs have no valid basis to claim exposure and have filed suit only as a result of their knowledge of the previous settlements. We believe we have significant defenses to these new claims, including that most of the new plaintiffs were statutory employees who are barred from bringing tort claims against us, the claims are proscribed by the applicable statute of limitations and the plaintiffs have no injuries causally related to their claimed exposure. We intend to vigorously defend against these new claims.

    Notwithstanding the foregoing, we are asserting and pursuing defenses to the claims. Based on the present status of the proceedings, we believe the liability ultimately imposed will not have a material effect on our financial position or on our results of operations.

    In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions, will not have a material effect on our financial position or on our results of operations.

    Pursuant to an asset purchase agreement with us, CONDEA Vista has agreed to indemnify us for any liabilities and obligations relating to any litigation, action, suit, claim investigation or proceeding against the vinyls business pending on the closing date of the sale.

    Item 6. Exhibits and Reports on Form 8-K.

    a)  No exhibits are required to be filed as part of this Form 10-Q.

    b) No reports on Form 8-K were filed with Securities and Exchange Commission during the first quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GEORGIA GULF CORPORATION
                                                 (Registrant)

Date  May 15, 2000                               /s/ EDWARD A. SCHMITT
      ------------------------                   -------------------------------------------
                                                 Edward A. Schmitt
                                                 President and Chief Executive Officer
                                                   (Principal Executive Officer)

Date  May 15, 2000                               /s/ RICHARD B. MARCHESE
      ------------------------                   -------------------------------------------
                                                 Richard B. Marchese
                                                 Vice President Finance, Chief Financial
                                                   Officer and Treasurer
                                                   (Principal Financial Officer)