Form 10-Q
period 2000-06-30
GEORGIA GULF CORP /DE/
filed 2000-08-14
CIK 805264

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AS OF
CLASS                                                        AUGUST 9, 2000
-----                                                       -----------------
Common Stock, $0.01 par value.............................  31,486,727 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     INDEX

                                                               PAGE
                                                              NUMBERS
                                                              -------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of June 30,            1
      2000
      and December 31, 1999.................................

    Condensed Consolidated Statements of Income for the             2
      Three and Six Months Ended June 30, 2000 and 1999.....

    Condensed Consolidated Statements of Cash Flows for the         3
      Six Months Ended June 30, 2000 and 1999...............

    Notes to Condensed Consolidated Financial Statements as      4-12
      of June 30, 2000......................................

  Item 2. Management's Discussion and Analysis of Financial     13-17
    Condition and Results of Operations.....................

  Item 3. Quantitative and Qualitative Disclosures About           17
    Market Risk.............................................

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................       18

  Item 4. Submission of Matters to a Vote of Security              18
    Holders.................................................

  Item 6. Exhibits and Reports on Form 8-K..................       18

SIGNATURES..................................................       19

PART I. FINANCIAL INFORMATION.

    ITEM 1. FINANCIAL STATEMENTS.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
ASSETS
Cash and cash equivalents...................................  $     1,038   $     4,424
Receivables.................................................      153,338       164,376
Inventories.................................................      145,484       112,844
Prepaid expenses............................................        5,449         5,440
Deferred income taxes.......................................        6,172         6,172
                                                              -----------   -----------
  Total current assets......................................      311,481       293,256
                                                              -----------   -----------
Property, plant and equipment, at cost......................      995,783       985,825
  Less accumulated depreciation.............................      347,163       314,275
                                                              -----------   -----------
    Property, plant and equipment, net......................      648,620       671,550
                                                              -----------   -----------
Goodwill....................................................       81,437        82,676
Other assets................................................       49,934        50,083
Net assets of discontinued operation........................           --           443
                                                              -----------   -----------
Total assets................................................  $ 1,091,472   $ 1,098,008
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt...........................  $    15,021   $    22,000
Accounts payable............................................      162,797       143,898
Interest payable............................................        5,210         5,926
Accrued income taxes........................................          905           494
Accrued compensation........................................       10,585         7,682
Other accrued liabilities...................................       11,187        17,632
                                                              -----------   -----------
  Total current liabilities.................................      205,705       197,632
                                                              -----------   -----------
Long-term debt, net of current portion......................      664,316       749,194
                                                              -----------   -----------
Deferred income taxes.......................................      102,479        93,949
                                                              -----------   -----------
Stockholders' equity
  Common stock--$0.01 par value.............................          315           313
  Additional paid-in capital................................        7,815         5,250
  Retained earnings.........................................      110,842        51,670
                                                              -----------   -----------
    Total stockholders' equity..............................      118,972        57,233
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $ 1,091,472   $ 1,098,088
                                                              ===========   ===========
Common shares outstanding...................................   31,485,060    31,290,862
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Net sales.................................  $   413,406   $   180,713   $   817,077   $   359,977
                                            -----------   -----------   -----------   -----------
Operating costs and expenses
  Cost of sales...........................      332,924       156,129       654,780       311,820
  Selling and administrative..............       11,358         9,625        25,032        19,919
                                            -----------   -----------   -----------   -----------
    Total operating costs and expenses....      344,282       165,754       679,812       331,739
                                            -----------   -----------   -----------   -----------
Operating income..........................       69,124        14,959       137,265        28,238
Other expense
  Interest, net...........................       17,952         7,359        36,960        14,682
                                            -----------   -----------   -----------   -----------
Income from continuing operations before
  income taxes............................       51,172         7,600       100,305        13,556
Provision for income taxes................       18,421         2,773        36,116         4,947
                                            -----------   -----------   -----------   -----------
Income from continuing operations.........       32,751         4,827        64,189         8,609
Discontinued operation
  Loss from discontinued operation, net...           --          (757)           --        (2,005)
                                            -----------   -----------   -----------   -----------
Net income................................  $    32,751   $     4,070   $    64,189   $     6,604
                                            ===========   ===========   ===========   ===========
Earnings / (loss) per share:
  Basic
    Continuing operations.................  $      1.04   $      0.15   $      2.05   $      0.27
    Discontinued operation................           --         (0.02)           --         (0.06)
                                            -----------   -----------   -----------   -----------
                                            $      1.04   $      0.13   $      2.05   $      0.21
                                            ===========   ===========   ===========   ===========
  Weighted average common shares-basic....   31,364,961    30,922,192    31,333,119    30,910,525
                                            ===========   ===========   ===========   ===========
  Diluted
    Continuing operations.................  $      1.04   $      0.15   $      2.03   $      0.27
    Discontinued operation................           --         (0.02)           --         (0.06)
                                            -----------   -----------   -----------   -----------
                                            $      1.04   $      0.13   $      2.03   $      0.21
                                            ===========   ===========   ===========   ===========
  Weighted average common
    shares-diluted........................   31,577,500    31,032,475    31,558,983    31,032,917
                                            ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                2000            1999
                                                              ---------       --------
Cash flows from operating activities:
  Net income................................................  $  64,189       $  6,604
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     37,535         22,527
    Loss from discontinued operation, net...................         --          2,005
    Change in operating assets, liabilities and other.......       (484)       (13,994)
                                                              ---------       --------
  Net cash provided by continuing operations................    101,240         17,142
  Net cash provided by discontinued operation...............        443          3,622
                                                              ---------       --------
  Net cash provided by operating activities.................    101,683         20,764
                                                              ---------       --------
  Cash flows from financing activities:
    Long-term debt proceeds.................................     33,819        115,000
    Long-term debt payments.................................   (125,675)      (124,550)
    Proceeds from issuance of common stock..................      1,762            359
    Dividends paid..........................................     (5,017)        (4,946)
                                                              ---------       --------
  Net cash used in financing activities.....................    (95,111)       (14,137)
                                                              ---------       --------
  Cash flows from investing activities:
    Capital expenditures....................................     (9,958)        (7,119)
                                                              ---------       --------
  Net change in cash and cash equivalents...................     (3,386)          (492)
  Cash and cash equivalents at beginning of period..........      4,424          1,244
                                                              ---------       --------
  Cash and cash equivalents at end of period................  $   1,038       $    752
                                                              =========       ========

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

    Our operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENT

    During June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. As amended, SFAS No. 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. We have not yet quantified the impact of adopting SFAS No. 133 on our financial statements.

NOTE 3:  ACQUISITION

    On November 12, 1999, we completed the acquisition of the assets of the vinyls business of CONDEA Vista Company. The purchase included substantially all of the assets and net working capital of the vinyls business as of the date of acquisition. The acquisition was accounted for as a purchase, and the results of the vinyls business's operations have been included in our consolidated financial statements from the date of acquisition. The initial purchase price, including related fees and expenses, consisted of $263,000,000 of cash and the issuance of a $10,000,000 two-year, non-interest-bearing note payable to CONDEA Vista Company. The note was recorded at its net present value of $7,750,000 at the date of acquisition. The initial purchase price was subject to an adjustment for actual working capital acquired. During the second quarter of 2000, we paid CONDEA Vista Company approximately $16,286,000 representing the adjustment for working capital. The purchase price approximated the fair market value of the net assets acquired.

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

    Net sales and income from the discontinued operation were as follows:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 1999       JUNE 30, 1999
                                           ------------------   ----------------
                                                       IN THOUSANDS
Net sales................................       $ 10,759            $ 19,083
                                                ========            ========
Pretax loss from discontinued
  operation..............................       $ (1,192)           $ (3,157)
Income tax benefit.......................            435               1,152
                                                --------            --------
Net loss from discontinued operation.....       $   (757)           $ (2,005)
                                                ========            ========

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
                                                                   ======

NOTE 5:  RECEIVABLES

    In May 2000, we amended our receivables transfer agreement pursuant to which we sell a percentage ownership interest in a defined pool of our trade receivables. As a result of this amendment, we increased the amount of participating interest in new receivables we sell from $50,000,000 to $75,000,000.

NOTE 6:  INVENTORIES

    The major classes of inventories were as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
                                                             IN THOUSANDS
Raw materials and supplies............................  $ 62,658     $ 48,868
Finished goods........................................    82,826       63,976
                                                        --------     --------
                                                        $145,484     $112,844
                                                        ========     ========

NOTE 7:  DERIVATIVE FINANCIAL INSTRUMENTS

    We have two interest rate swap agreements for a total notional amount of $100,000,000 maturing in June 2002. We also have an interest rate swap agreement for a notional amount of $100,000,000 maturing August 2002. We have designated all of our interest rate swaps as hedges against our senior credit facility floating rate debt.

    We do not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used to manage interest costs on certain portions of our long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of June 30, 2000, and December 31, 1999, interest rate swap agreements were the only form of derivative financial instruments outstanding. The fair values of these swap agreements as of June 30, 2000 and December 31, 1999 were $3,727,000 and $3,405,000 (in our favor), respectively.

NOTE 8:  EARNINGS PER SHARE

    There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                    ---------------------   ---------------------
                                                       2000        1999        2000        1999
                                                    ----------   --------   ----------   --------
                                                                    IN THOUSANDS
Weighted average common shares--basic.............    31,365      30,922      31,333      30,911
Plus incremental shares from assumed conversions:
  Options.........................................       153          93         165         102
  Employee stock purchase plan rights.............        60          17          61          20
                                                      ------      ------      ------      ------
Weighted average common shares--diluted...........    31,578      31,032      31,559      31,033
                                                      ======      ======      ======      ======

NOTE 9:  SEGMENT INFORMATION

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

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 ---------------------   ---------------------
                                                    2000        1999        2000        1999
                                                 ----------   --------   ----------   --------
                                                                 IN THOUSANDS
Segment net sales:
  Chlorovinyls.................................   $334,212    $132,462    $667,938    $253,270
  Aromatics....................................     79,194      48,251     149,139     106,707
                                                  --------    --------    --------    --------
Net sales......................................   $413,406    $180,713    $817,077    $359,977
                                                  ========    ========    ========    ========
Segment operating income:
  Chlorovinyls.................................   $ 75,173    $ 14,036    $154,747    $ 24,382
  Aromatics....................................     (2,900)      3,078      (9,383)      9,217
  Corporate and general plant services.........     (3,149)     (2,155)     (8,099)     (5,361)
                                                  --------    --------    --------    --------
Total operating income.........................   $ 69,124    $ 14,959    $137,265    $ 28,238
                                                  ========    ========    ========    ========

NOTE 10:  SUPPLEMENTAL GUARANTOR INFORMATION

    Our payment obligations under our 10 3/8% senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, North American Plastics, LLC, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

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

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000

                                     PARENT     GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Cash and cash equivalents.........  $    869    $      158       $    11       $      --      $    1,038
Receivables.......................    54,400       288,924        67,727        (257,713)        153,338
Inventories.......................        --       145,484            --              --         145,484
Prepaid expenses..................        --         5,172           277              --           5,449
Deferred income taxes.............        --         6,172            --              --           6,172
                                    --------    ----------       -------       ---------      ----------
  Total current assets............    55,269       445,910        68,015        (257,713)        311,481
                                    --------    ----------       -------       ---------      ----------
Plant, property and equipment, at
  cost............................     1,418       994,365            --              --         995,783
  Less accumulated depreciation...     1,038       346,125            --              --         347,163
                                    --------    ----------       -------       ---------      ----------
    Plant, property and equipment,
      net.........................       380       648,240            --              --         648,620
                                    --------    ----------       -------       ---------      ----------
Goodwill..........................        --        81,437            --              --          81,437
Other assets......................     7,876        41,946           112              --          49,934
Investment in subsidiaries........   587,101        56,824            --        (643,925)             --
                                    --------    ----------       -------       ---------      ----------
Total assets......................  $650,626    $1,274,357       $68,127       $(901,638)     $1,091,472
                                    ========    ==========       =======       =========      ==========
Current portion of long-term
  debt............................  $     --    $   15,021       $    --       $      --      $   15,021
Account payable...................   192,913       216,308        11,289        (257,713)        162,797
Interest payable..................     5,228           (18)           --              --           5,210
Accrued income taxes..............        --           305           600              --             905
Accrued compensation..............        --        10,585            --              --          10,585
Other accrued liabilities.........        --        11,187            --              --          11,187
                                    --------    ----------       -------       ---------      ----------
  Total current liabilities.......   198,141       253,388        11,889        (257,713)        205,705
                                    --------    ----------       -------       ---------      ----------
Long-term debt....................   333,513       330,803            --              --         664,316
                                    --------    ----------       -------       ---------      ----------
Deferred income taxes.............        --       102,479            --              --         102,479
                                    --------    ----------       -------       ---------      ----------
Stockholder's equity
  Common Stock....................       315             6            20             (26)            315
  Additional paid-in-capital......     7,815       467,322        55,587        (522,909)          7,815
  Retained earnings...............   110,842       120,359           631        (120,990)        110,842
                                    --------    ----------       -------       ---------      ----------
  Total stockholders' equity......   118,972       587,687        56,238        (643,925)        118,972
                                    --------    ----------       -------       ---------      ----------
Total liabilities and
  stockholders' equity............  $650,626    $1,274,357       $68,127       $(901,638)     $1,091,472
                                    ========    ==========       =======       =========      ==========

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
                                    ========    ==========       ========      =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                         SIX MONTHS ENDED JUNE 30, 2000

                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Revenues...........................  $     --     $817,383         $4,083        $ (4,389)      $817,077
Operating costs and expenses
  Cost of sales....................        --      654,780             --              --        654,780
  Selling and administrative.......     2,675       24,587          2,159          (4,389)        25,032
                                     --------     --------         ------        --------       --------
  Total operating costs and
  expenses.........................     2,675      679,367          2,159          (4,389)       679,812
                                     --------     --------         ------        --------       --------
Operating income...................    (2,675)     138,016          1,924              --        137,265
Other income (expense)
  Interest expense, net............   (16,250)     (20,710)            --              --        (36,960)
  Equity in income of
    subsidiaries...................    76,301        1,236             --         (77,537)            --
                                     --------     --------         ------        --------       --------
Income before taxes................    57,376      118,542          1,924         (77,537)       100,305
Provision for income taxes.........    (6,813)      42,233            696              --         36,116
                                     --------     --------         ------        --------       --------
Net income.........................  $ 64,189     $ 76,309         $1,228        $(77,537)      $ 64,189
                                     ========     ========         ======        ========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                         SIX MONTHS ENDED JUNE 30, 1999

                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Revenues...........................  $316,886     $43,232          $1,566        $(1,707)       $359,977
Operating costs and expenses
  Cost of sales....................   280,943      30,877              --             --         311,820
  Selling and administrative.......    18,954       1,180           1,492         (1,707)         19,919
                                     --------     -------          ------        -------        --------
  Total operating costs and
  expenses.........................   299,897      32,057           1,492         (1,707)        331,739
                                     --------     -------          ------        -------        --------
Operating income...................    16,989      11,175              74             --          28,238
Other income (expense)
  Interest expense, net............   (14,682)         --              --             --         (14,682)
  Equity in income of
  subsidiaries.....................     7,328          --              --         (7,328)             --
                                     --------     -------          ------        -------        --------
Income from continuing operations
  before taxes.....................     9,635      11,175              74         (7,328)         13,556
Provision for income taxes.........     1,026       3,921              --             --           4,947
                                     --------     -------          ------        -------        --------
Income from continuing
  operations.......................     8,609       7,254              74         (7,328)          8,609
Loss from discontinued operation,
  net..............................    (2,005)         --              --             --          (2,005)
                                     --------     -------          ------        -------        --------
Net income.........................  $  6,604     $ 7,254          $   74        $(7,328)       $  6,604
                                     ========     =======          ======        =======        ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Cash flows from operating
  activities:
  Net income........................  $64,189     $  76,309        $ 1,228        $(77,537)      $  64,189
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
      Depreciation and
        amortization................      572        36,925             38              --          37,535
      Equity in net income of
        subsidiaries................  (76,301)       (1,236)            --          77,537              --
      Change in operating assets,
        liabilities and other.......    9,693       (11,101)           924              --            (484)
                                      -------     ---------        -------        --------       ---------
  Net cash (used in) provided by
    continuing operations...........   (1,847)      100,897          2,190              --         101,240
  Net cash used in discontinued
    operation.......................       --           443             --              --             443
                                      -------     ---------        -------        --------       ---------
Net cash (used in) provided by
  operating activities..............   (1,847)      101,340          2,190              --         101,683
                                      -------     ---------        -------        --------       ---------
Cash flows from financing
  activities:
  Long-term debt proceeds...........       --        33,819             --              --          33,819
  Long-term debt payments...........       --      (125,675)            --              --        (125,675)
  Proceeds from issuance of common
    stock...........................    1,762            --             --              --           1,762
  Dividends paid....................   (5,017)           --         (2,200)          2,200          (5,017)
                                      -------     ---------        -------        --------       ---------
                                       (3,255)      (91,856)        (2,200)          2,200         (95,111)
                                      -------     ---------        -------        --------       ---------
Cash flows from investing
  activities:
  Capital expenditures..............     (380)       (9,578)            --              --          (9,958)
  Dividends received from
    subsidiary......................    2,200            --             --          (2,200)             --
                                      -------     ---------        -------        --------       ---------
Net cash flow used in investing
  activities........................    1,820        (9,578)            --          (2,200)         (9,958)
                                      -------     ---------        -------        --------       ---------
Net change in cash and cash
  equivalents.......................   (3,282)          (94)           (10)             --          (3,386)
Cash and cash equivalents at
  beginning of period...............    4,151           252             21              --           4,424
                                      -------     ---------        -------        --------       ---------
Cash and cash equivalents at end of
  period............................  $   869     $     158        $    11        $     --       $   1,038
                                      =======     =========        =======        ========       =========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999

                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Cash flows from operating
  activities:
  Net income.......................  $  6,604      $7,254          $   74        $(7,328)       $  6,604
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and
        amortization...............    22,212         315              --             --          22,527
      Loss on discontinued
        operation, net.............     2,005          --              --             --           2,005
      Equity in net income of
        subsidiaries...............    (7,328)         --              --          7,328              --
      Change in operating assets,
        liabilities and other......    (9,799)     (6,812)          2,617             --         (13,994)
                                     --------      ------          ------        -------        --------
  Net cash (used in) provided by
    continuing operations..........    13,694         757           2,691             --          17,142
  Net cash used in discontinued
    operation......................     3,622          --              --             --           3,622
                                     --------      ------          ------        -------        --------
Net cash (used in) provided by
  operating activities.............    17,316         757           2,691             --          20,764
                                     --------      ------          ------        -------        --------
Cash flows from financing
  activities:
  Long-term debt proceeds..........   115,000          --              --             --         115,000
  Long-term debt payments..........  (124,050)       (500)             --             --        (124,550)
  Proceeds from issuance of common
    stock..........................       359          --              --             --             359
  Dividends paid...................    (4,946)         --          (2,694)         2,694          (4,946)
                                     --------      ------          ------        -------        --------
                                      (13,637)       (500)         (2,694)         2,694         (14,137)
                                     --------      ------          ------        -------        --------
Cash flows from investing
  activities:
  Capital expenditures.............    (6,543)       (576)             --             --          (7,119)
  Dividends received from
    subsidiary.....................     2,694          --              --         (2,694)             --
                                     --------      ------          ------        -------        --------
Net cash flow used in investing
  activities.......................    (3,849)       (576)             --         (2,694)         (7,119)
                                     --------      ------          ------        -------        --------
Net change in cash and cash
  equivalents......................      (170)       (319)             (3)            --            (492)
Cash and cash equivalents at
  beginning of period..............       788         428              28             --           1,244
                                     --------      ------          ------        -------        --------
Cash and cash equivalents at end of
  period...........................  $    618      $  109          $   25        $    --        $    752
                                     ========      ======          ======        =======        ========

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

    NET SALES. Net sales for the quarter ended June 30, 2000 were $413.4 million, an increase of 129 percent compared to $180.7 million for the same period in 1999. This increase was due to 49 percent higher sales volumes, largely attributable to the acquisition of the vinyls business, and an increase in the overall average selling price of 54 percent.

    Net sales of chlorovinyls for the second quarter of 2000 were $334.2 million, 152 percent higher than net sales for second quarter of 1999 of $132.5 million. This increase was the result of a 68 percent increase in sales volume and a 50 percent increase in sales prices. Sales volume increases were primarily attributable to the vinyls business acquired during the fourth quarter of 1999 which more than doubled our sales of vinyl resins. The higher sales prices resulted from continuing strong demand for vinyl products, particularly VCM and vinyl resins.

    Net sales of aromatics for the second quarter of 2000 were $79.2 million, an increase of 64 percent compared to $48.3 million for the same period in 1999. This increase was the result of a 47 percent improvement in sales prices and 12 percent higher sales volumes. Sales prices for cumene, phenol and acetone all increased primarily as a result of significantly higher raw material costs.

    COST OF SALES. Cost of sales for the second quarter of 2000 was $332.9 million, an increase of 113 percent compared to $156.1 million for the second quarter of 1999. The primary factor for this increase was the additional sales volumes from the acquired vinyls business. Also contributing to the increase were higher prices for all purchased major raw materials. As a percentage of sales, cost of sales decreased to 81 percent in the second quarter of 2000 compared to 86 percent in the second quarter of 1999. This decrease was caused by overall sales price increases outpacing higher raw material cost and also an increase in capacity utilization rates.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $11.4 million for the three months ended June 30, 2000, an increase of 18 percent from the same period in 1999. This increase is primarily attributable to the effects of the acquired vinyls business and higher profit sharing expense. Additionally, the ongoing costs of a revolving trade receivables sales program increased after we sold an additional $25.0 million of trade receivables during the second quarter of 2000.

    OPERATING INCOME. Operating income in the second quarter of 2000 was $69.1 million, an increase of 362 percent compared to $15.0 million in the second quarter of 1999. This increase was the result of higher operating income in chlorovinyls offset in part by decreased operating profit in aromatics. As a percentage of net sales, operating profit increased to 17 percent of net sales in the second quarter of 2000 compared to 8 percent for the same period in 1999. This increase in operating profit as a percentage of net sales was the result of overall sales price increases outpacing increases in raw material costs.

    Our chlorovinyls operating profit for the second quarter of 2000 was $75.2 million, an increase of 436 percent compared to $14.0 million for the same period in 1999. The most significant factors in this increase are the improvements in VCM and vinyl resin profit margins coupled with operating income from the acquired vinyls business.

    Our aromatics operating loss for the second quarter of 2000 was $2.9 million, a decrease of 194 percent compared to operating profit of $3.1 million in the second quarter 1999. Aromatic sales price increases were unable to compensate for the significantly higher raw material costs of benzene and propylene.

    NET INTEREST EXPENSE. Interest expense increased to $18.0 million for the quarter ended June 30, 2000 compared with $7.4 million for the same period in 1999. This increase was primarily attributable to higher debt balances related to both the acquisition of the vinyls business and the purchase of the previously leased cogeneration facility during the fourth quarter of 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $18.4 million for the second quarter of 2000 compared to $2.8 million for the second quarter of 1999. Our effective tax rate in the second quarter of 2000 was 36.0 percent compared to 36.5 percent for the same period in 1999.

    INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the three months ended June 30, 2000 was $32.8 million, an increase of 578 percent compared to $4.8 million for the three months ended June 30, 1999. Income from continuing operations increased significantly as a result of both overall sales volume and price increases that more than offset higher raw material costs and additional interest expense.

    LOSS FROM DISCONTINUED OPERATION. The discontinued methanol operation incurred a net loss of $0.8 million in the second quarter of 1999. The methanol operation was discontinued in the third quarter of 1999.

    NET INCOME. Net income for the second quarter of 2000 was $32.8 million, a 705 percent increase from $4.1 million in the second quarter of 1999. This increase was due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

    NET SALES. For the six months ended June 30, 2000, net sales were $817.1 million, an increase of 127 percent compared to $360.0 million for the same period in 1999. This increase was due to a 50 percent increase in sales volumes, largely attributable to the acquisition of the vinyls business, and also a 52 percent higher overall average selling price.

    Net sales of chlorovinyls for the first half of 2000 were $667.9 million, 164 percent higher than net sales for first half of 1999 of $253.3 million. Sales volume increased by 78 percent primarily as a result of the vinyls business acquired during the fourth quarter of 1999, which more than doubled our sales of vinyl resins. Higher average sales prices of 48 percent resulted from continuing strong demand for vinyl products, particularly VCM and vinyl resins.

    Net sales of aromatics for the first half of 2000 were $149.1 million, an increase of 40 percent compared to $106.7 million for the same period in 1999. This increase was primarily the result of a 38 percent improvement in sales prices as sales volumes remained basically the same. Cumene and acetone prices increased primarily as a result of continued strong demand and tighter supply.

    COST OF SALES. Cost of sales for the first half of 2000 was $654.8 million, an increase of 110 percent compared to $311.8 million for the first half of 1999. Increased sales volumes from the acquired vinyls business were the primary cause of this increase. Also contributing to the increase were higher prices for all purchased major raw materials. As a percentage of sales, cost of sales decreased to 80 percent in the first half of 2000 compared to 87 percent in the first half of 1999. Overall sales price increases outpaced higher raw material costs and our plants operated at higher capacity utilization rates.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $25.0 million for the six months ended June 30, 2000, an increase of 26 percent from the same period in 1999. This increase is primarily attributable to the effects of the acquired vinyls business and higher profit sharing expense. During the first quarter of 2000, we incurred transition charges associated with the acquisition of approximately $0.8 million.

    OPERATING INCOME. Operating income in the first six months of 2000 was $137.3 million, an increase of 386 percent compared to $28.2 million in the first six months of 1999. Higher operating income in chlorovinyls was offset in part by decreased operating profit in aromatics. As a percentage of net sales, operating profit increased to 17 percent of net sales in the first six months of 2000 compared to 8 percent for the same period in 1999. Overall sales price increases outpaced increases in raw material costs which caused the increase in operating profit as a percentage of net sales.

    Our chlorovinyls operating profit for the first six months of 2000 was $154.7 million, an increase of 535 percent compared to $24.4 million for the same period in 1999. The most significant factors in this increase are operating income from the acquired vinyls business and the improvements in VCM and vinyl resin profit margins.

    Our aromatics operating loss for the first six months of 2000 was $9.4 million, a decrease of 202 percent compared to operating profit of $9.2 million in the first six months 1999. This decrease was a result of significant increases in the cost of benzene and propylene that outpaced selling price increases for aromatic products.

    NET INTEREST EXPENSE. Interest expense for the first half of 2000 was $37.0 million compared with $14.7 million for the same period in 1999. This increase was primarily attributable to higher debt balances related to both the acquisition of the vinyls business and the purchase of the previously leased cogeneration facility during the fourth quarter of 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $36.1 million for the first six months of 2000 compared to $4.9 million for the same period of 1999. Our effective tax rate for the six months ended June 30, 2000 was
36.0 percent compared to 36.5 percent for the same period in 1999.

    INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the six months ended June 30, 2000 was $64.2 million, an increase of 646 percent compared to $8.6 million for the six months ended June 30, 1999. Income from continuing operations increased significantly as a result of both overall sales volume and price increases that more than offset higher raw material costs and additional interest expense.

    LOSS FROM DISCONTINUED OPERATION. The discontinued methanol operation incurred a net loss of $2.0 million in the first half of 1999. The methanol operation was discontinued in the third quarter of 1999.

    NET INCOME. Net income for the first half of 2000 was $64.2 million, an increase of 872 percent from $6.6 million in the first half of 1999. This increase was due to the factors discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2000, we generated $101.7 million in cash flow from operating activities as compared to $20.8 million generated during the same 1999 period. Major sources of cash flow for the first half of 2000 were net income of $64.2 million and non-cash provisions of $37.5 for depreciation and amortization. Total working capital at June 30, 2000 was $105.8 million versus $95.6 million at December 31, 1999. Significant changes in working capital for the first half of 2000 included a decrease in accounts receivable, higher inventories, a lower current portion of long-term debt, an increase in accounts payable and a decrease in other accrued liabilities. The decrease in accounts receivable was primarily attributable to the sale of $25.0 million of trade receivables under a revolving trade receivables sales program. Inventories increased as a result of higher raw material costs and quantities. Increases in accounts payable were attributable to the timing of certain payments and higher trade payable balances related to increased raw material prices. Accounts payable increases were partially offset by the payment of $16.3 million to CONDEA Vista Company representing a working capital adjustment related to our acquisition in November 1999. Decreases in other accrued liabilities were attributable to the timing of certain payments. Significant working capital changes for the first half of 1999 included the payment of certain litigation expenses reimbursed by our insurance carriers later in 1999 and an increase in accounts payable and accrued liabilities due to the timing of payments.

    Debt decreased by $91.9 million during the six months ended June 30, 2000 to $679.3 million. As of June 30, 2000, we had availability to borrow an additional $80.2 million under the revolving credit facility. Capital expenditures for the six months ended June 30, 2000 were $10.0 million as compared to $7.1 million for the same 1999 period. Capital expenditures for 2000 will be directed toward certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2000 will approximate $30.0 million.

    We declared dividends of $0.16 per share or $5.0 million during the first six months of 2000. As of June 30, 2000, we had authorization to repurchase up to 5.2 million shares under a common stock repurchase program; however, we have suspended the stock repurchase program and we did not repurchase any shares during the first half of 2000.

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

                                    OUTLOOK

    For the third quarter, we have begun to see signs of an economic slowdown, especially in the vinyl pipe and siding area, which impacts our chlorovinyl segment. This has negatively affected July resin shipments. We do not expect much improvement in the aromatics chain as the costs of raw materials continue to rise and we had a major phenol plant turnaround in July. Overall, we expect that our third quarter earnings will be negatively impacted when compared to the second quarter.

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

PART II.   OTHER INFORMATION.

    Item 1. Legal Proceedings.

    We are involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the period ending March 31, 2000. During the three months ended June 30, 2000, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 1999 Annual Report on Form 10-K or in our quarterly report on Form 10-Q for the period ending March 31, 2000.

    Item 4. Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of stockholders was held May 16, 2000 in Atlanta, Georgia for the following purposes: (i) to elect three directors to serve for a term of three years; (ii) to consider and take action upon the approval and adoption of the First Amendment to the Employee Stock Purchase Plan, which increases the number of shares issuable under that plan by 200,000 shares; and (iii) to consider and take action upon the ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ending December 31, 2000.

    The results of the voting by stockholders at the annual meeting were as follows:

                                                                   BROKER NON-VOTES
                DIRECTORS                     FOR       WITHHELD    OR ABSTENTIONS
                ---------                  ----------   --------   ----------------
John D. Bryan............................  22,725,693   433,572           0
Dennis M. Chorba.........................  22,386,968   772,297           0
Patrick J. Fleming.......................  22,736,537   422,728           0

    In addition, the terms of the following directors continued after the meeting:

John E. Akitt
James R. Kuse
Charles T. Harris III
Jerry R. Satrum
Edward A. Schmitt

    The approval and adoption of the First Amendment to the Employee Stock Purchase Plan, which increases the number of shares issuable under that plan by 200,000 shares was ratified by the following votes:

         FOR            AGAINST    ABSTAIN    BROKER NON-VOTES
---------------------   --------   --------   ----------------
23,073,612.....          59,013     25,639         1,001

    The selection of Arthur Andersen LLP to serve as independent public accountants for the Company for the year ending December 31, 2000, was ratified by the following votes:

         FOR            AGAINST    ABSTAIN    BROKER NON-VOTES
---------------------   --------   --------   ----------------
23,653,410.....          14,161     13,748         1,001

    Item 6. Exhibits and Reports on Form 8-K.

    a)  Exhibit

       10 Amended and Restated Receivables Transfer Agreement dated as of May 24, 2000 Among GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent.

    b) No reports on Form 8-K were filed with Securities and Exchange Commission during the second quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GEORGIA GULF CORPORATION
                                                 (Registrant)

Date    August 11, 2000                          /s/ EDWARD A. SCHMITT
        ------------------------                 -------------------------------------------
                                                 Edward A. Schmitt
                                                 President and Chief Executive Officer
                                                   (Principal Executive Officer)

Date    August 11, 2000                          /s/ RICHARD B. MARCHESE
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