Form 10-Q
period 2000-09-30
GEORGIA GULF CORP /DE/
filed 2000-11-14
CIK 805264

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AS OF
CLASS                                                       NOVEMBER 9, 2000
-----                                                       -----------------
Common Stock, $0.01 par value.............................  31,477,327 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION

                                   FORM 10-Q

                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                               PAGE
                                                              NUMBERS
                                                              -------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of                     1
      September 30, 2000
      and December 31, 1999.................................

    Condensed Consolidated Statements of Income for the             2
      Three and Nine Months Ended September 30, 2000 and
      1999..................................................

    Condensed Consolidated Statements of Cash Flows for the         3
      Nine Months Ended September 30, 2000 and 1999.........

    Notes to Condensed Consolidated Financial Statements as      4-12
      of September 30, 2000.................................

  Item 2. Management's Discussion and Analysis of Financial     13-17
    Condition and Results of Operations.....................

  Item 3. Quantitative and Qualitative Disclosures About           17
    Market Risk.............................................

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings and Environmental Matters.......       18

  Item 6. Exhibits and Reports on Form 8-K..................       18

SIGNATURES..................................................       19

PART I. FINANCIAL INFORMATION.

    ITEM 1. FINANCIAL STATEMENTS.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
ASSETS
Cash and cash equivalents...................................   $       824    $     4,424
Receivables.................................................       141,731        164,376
Inventories.................................................       132,758        112,844
Prepaid expenses............................................         7,271          5,440
Deferred income taxes.......................................         6,172          6,172
                                                               -----------    -----------
  Total current assets......................................       288,756        293,256
                                                               -----------    -----------
Property, plant and equipment, at cost......................     1,000,895        985,825
  Less accumulated depreciation.............................       362,550        314,275
                                                               -----------    -----------
    Property, plant and equipment, net......................       638,345        671,550
                                                               -----------    -----------
Goodwill....................................................        80,817         82,676
Other assets................................................        48,826         50,083
Net assets of discontinued operation........................            --            443
                                                               -----------    -----------
Total assets................................................   $ 1,056,744    $ 1,098,008
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt...........................   $    12,950    $    22,000
Accounts payable............................................       141,767        143,898
Interest payable............................................        12,904          5,926
Accrued income taxes........................................            --            494
Accrued compensation........................................        10,237          7,682
Other accrued liabilities...................................        12,934         17,632
                                                               -----------    -----------
  Total current liabilities.................................       190,792        197,632
                                                               -----------    -----------
Long-term debt, net of current portion......................       634,107        749,194
                                                               -----------    -----------
Deferred income taxes.......................................       107,996         93,949
                                                               -----------    -----------
Stockholders' equity
  Common stock--$0.01 par value.............................           315            313
  Additional paid-in capital................................         7,719          5,250
  Retained earnings.........................................       115,815         51,670
                                                               -----------    -----------
    Total stockholders' equity..............................       123,849         57,233
                                                               -----------    -----------
Total liabilities and stockholders' equity..................   $ 1,056,744    $ 1,098,088
                                                               ===========    ===========
Common shares outstanding...................................    31,477,327     31,290,862
                                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Net sales.................................  $   352,728   $   213,277   $ 1,169,805   $   573,253
                                            -----------   -----------   -----------   -----------
Operating costs and expenses
  Cost of sales...........................      313,864       175,302       968,644       487,122
  Selling and administrative..............       10,513         9,288        35,545        29,206
                                            -----------   -----------   -----------   -----------
    Total operating costs and expenses....      324,377       184,590     1,004,189       516,328
                                            -----------   -----------   -----------   -----------
Operating income..........................       28,351        28,687       165,616        56,925
Other expense
  Interest, net...........................       16,646         7,037        53,606        21,719
                                            -----------   -----------   -----------   -----------
Income from continuing operations before
  income taxes............................       11,705        21,650       112,010        35,206
Provision for income taxes................        4,214         7,903        40,330        12,850
                                            -----------   -----------   -----------   -----------
Income from continuing operations.........        7,491        13,747        71,680        22,356
Discontinued operation
  Loss from discontinued operation, net...           --          (520)           --        (2,525)
  Loss on disposal of discontinued
    operation, net........................           --        (7,631)           --        (7,631)
                                            -----------   -----------   -----------   -----------
Net income................................  $     7,491   $     5,596   $    71,680   $    12,200
                                            ===========   ===========   ===========   ===========
Earnings / (loss) per share:
  Basic
    Continuing operations.................  $      0.24   $      0.44   $      2.28   $      0.72
    Discontinued operation................  $        --   $     (0.26)  $        --   $     (0.33)
                                            -----------   -----------   -----------   -----------
                                            $      0.24   $      0.18   $      2.28   $      0.39
                                            ===========   ===========   ===========   ===========
  Weighted average common shares-basic....   31,484,399    30,936,764    31,383,914    30,919,368
                                            ===========   ===========   ===========   ===========
  Diluted
    Continuing operations.................  $      0.24   $      0.44   $      2.27   $      0.72
    Discontinued operation................           --         (0.26)           --         (0.33)
                                            -----------   -----------   -----------   -----------
                                            $      0.24   $      0.18   $      2.27   $      0.39
                                            ===========   ===========   ===========   ===========
  Weighted average common
    shares-diluted........................   31,585,437    31,068,452    31,529,858    31,004,457
                                            ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                2000            1999
                                                              ---------       --------
Cash flows from operating activities:
  Net income................................................  $  71,680       $ 12,200
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     56,162         34,392
    Provision for deferred income taxes.....................     14,047          1,196
    Loss on disposal of discontinued operation, net.........         --          7,631
    Loss from discontinued operation, net...................         --          2,525
    Change in operating assets, liabilities and other.......       (856)        24,053
                                                              ---------       --------
  Net cash provided by continuing operations................    141,033         81,997
  Net cash provided by (used in) discontinued operation.....        443           (369)
                                                              ---------       --------
  Net cash provided by operating activities.................    141,476         81,628
                                                              ---------       --------
  Cash flows from financing activities:
    Long-term debt proceeds.................................     41,538        115,000
    Long-term debt payments.................................   (165,675)      (177,950)
    Proceeds from issuance of common stock..................      1,787            471
    Purchase and retirement of common stock.................       (121)            --
    Dividends paid..........................................     (7,535)        (7,422)
                                                              ---------       --------
  Net cash used in financing activities.....................   (130,006)       (69,901)
                                                              ---------       --------
  Cash flows from investing activities:
    Capital expenditures....................................    (15,070)        (9,758)
                                                              ---------       --------
  Net change in cash and cash equivalents...................     (3,600)         1,969
  Cash and cash equivalents at beginning of period..........      4,424          1,244
                                                              ---------       --------
  Cash and cash equivalents at end of period................  $     824       $  3,213
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

    Our operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENT

    During June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. As amended, SFAS No. 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is permitted. SFAS No. 133 cannot be applied retroactively. We believe the only derivative instruments or hedging activities we have that are subject to SFAS No. 133 are the interest rate swap agreements disclosed in Note 7. At September 30, 2000, these swaps had a fair market value of $1,681,000 in our favor. Presently, we are evaluating our options with regards to these swap agreements which may include terminating these agreements prior to the effective date of SFAS No. 133.

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

    Net sales and income from the discontinued operation were as follows:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                           ------------------   ------------------
                                                        IN THOUSANDS
Net sales................................       $  9,710              $ 26,181
                                                ========              ========
Pretax loss from discontinued
  operation..............................       $   (819)             $ (3,976)
Loss on disposal of business segment.....        (12,017)              (12,017)
Income tax benefit.......................          4,685                 5,837
                                                --------              --------
Net loss from discontinued operation.....       $ (8,151)             $(10,156)
                                                ========              ========

    Assets and liabilities of the discontinued operation were as follows:

                                                              DECEMBER 31, 1999
                                                              -----------------
                                                                IN THOUSANDS
Current assets..............................................       $ 3,553
Current liabilities.........................................        (3,110)
                                                                   -------
Net assets of discontinued operation........................       $   443
                                                                   =======

NOTE 5:  RECEIVABLES

    In May 2000, we amended our receivables transfer agreement pursuant to which we sell a percentage ownership interest in a defined pool of our trade receivables. As a result of this amendment, we increased the amount of participating interest in new receivables we sell from $50,000,000 to $75,000,000.

NOTE 6:  INVENTORIES

    The major classes of inventories were as follows:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                              IN THOUSANDS
Raw materials and supplies..........................    $ 51,861        $ 48,868
Finished goods......................................      80,897          63,976
                                                        --------        --------
                                                        $132,758        $112,844
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

    We do not use derivatives for trading purposes. Interest rate swap agreements, a form of derivative, are used to manage interest costs on certain portions of our long-term debt. These financial statements do not reflect temporary market gains and losses on derivative financial instruments. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of September 30, 2000, and December 31, 1999, interest rate swap agreements were the only form of derivative financial instruments outstanding. The fair values of these swap agreements as of September 30, 2000 and December 31, 1999 were $1,681,000 and $3,405,000 (in our favor), respectively.

NOTE 8:  EARNINGS PER SHARE

    There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                             ----------   ----------   ----------   ----------
                                                               IN THOUSANDS
Weighted average common shares--basic......    31,484       30,936       31,384       30,919
Plus incremental shares from assumed
  conversions:
  Options..................................        --           99           --           61
  Employee stock purchase plan rights......       101           33          146           24
                                               ------       ------       ------       ------
Weighted average common shares--diluted....    31,585       31,068       31,530       31,004
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

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------   -----------------------
                                               2000         1999         2000         1999
                                            ----------   ----------   ----------   ----------
                                                              IN THOUSANDS
Segment net sales:
  Chlorovinyls............................   $275,587     $155,121    $ 943,525     $408,391
  Aromatics...............................     77,141       58,156      226,280      164,862
                                             --------     --------    ----------    --------
Net sales.................................   $352,728     $213,277    $1,169,805    $573,253
                                             ========     ========    ==========    ========
Segment operating income:
  Chlorovinyls............................   $ 33,055     $ 28,414    $ 187,802     $ 52,796
  Aromatics...............................     (1,285)       3,682      (10,668)      12,899
  Corporate and general plant services....     (3,419)      (3,409)     (11,518)      (8,770)
                                             --------     --------    ----------    --------
Total operating income....................   $ 28,351     $ 28,687    $ 165,616     $ 56,925
                                             ========     ========    ==========    ========

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

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     PARENT     GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Cash and cash equivalents.........  $    646    $      167       $    11       $      --      $      824
Receivables.......................    53,527       288,548        60,088        (260,432)        141,731
Inventories.......................        --       132,758            --              --         132,758
Prepaid expenses..................        --         7,014           257              --           7,271
Deferred income taxes.............        --         6,172            --              --           6,172
                                    --------    ----------       -------       ---------      ----------
  Total current assets............    54,173       434,659        60,356        (260,432)        288,756
                                    --------    ----------       -------       ---------      ----------
Plant, property and equipment, at
  cost............................     1,418       999,477            --              --       1,000,895
  Less accumulated depreciation...     1,048       361,502            --              --         362,550
                                    --------    ----------       -------       ---------      ----------
    Plant, property and equipment,
      net.........................       370       637,975            --              --         638,345
                                    --------    ----------       -------       ---------      ----------
Goodwill..........................        --        80,817            --              --          80,817
Other assets......................     7,590        41,157            79              --          48,826
Investment in subsidiaries........   604,739        57,094            --        (661,833)             --
                                    --------    ----------       -------       ---------      ----------
Total assets......................  $666,872    $1,251,702       $60,435       $(922,265)     $1,056,744
                                    ========    ==========       =======       =========      ==========
Current portion of long-term
  debt............................  $     --    $   12,950       $    --       $      --      $   12,950
Account payable...................   196,779       202,289         3,131        (260,432)        141,767
Interest payable..................    12,512           392            --              --          12,904
Accrued compensation..............        --        10,237            --              --          10,237
Other accrued liabilities.........        --        12,138           796              --          12,934
                                    --------    ----------       -------       ---------      ----------
  Total current liabilities.......   209,291       238,006         3,927        (260,432)        190,792
                                    --------    ----------       -------       ---------      ----------
Long-term debt....................   333,732       300,375            --              --         634,107
                                    --------    ----------       -------       ---------      ----------
Deferred income taxes.............        --       107,996            --              --         107,996
                                    --------    ----------       -------       ---------      ----------
Stockholder's equity
  Common Stock....................       315             6            20             (26)            315
  Additional paid-in-capital......     7,719       467,322        55,587        (522,909)          7,719
  Retained earnings...............   115,815       137,997           901        (138,898)        115,815
                                    --------    ----------       -------       ---------      ----------
  Total stockholders' equity......   123,849       605,325        56,508        (661,833)        123,849
                                    --------    ----------       -------       ---------      ----------
Total liabilities and
  stockholders' equity............  $666,872    $1,251,702       $60,435       $(922,265)     $1,056,744
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
                                    ========    ==========       ========      =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                     PARENT     GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Revenues..........................  $     --    $1,170,242        $5,988        $ (6,425)     $1,169,805
Operating costs and expenses
  Cost of sales...................        --       968,644            --              --         968,644
  Selling and administrative......     4,678        33,649         3,643          (6,425)         35,545
                                    --------    ----------        ------        --------      ----------
  Total operating costs and
  expenses........................     4,678     1,002,293         3,643          (6,425)      1,004,189
                                    --------    ----------        ------        --------      ----------
Operating income..................    (4,678)      167,949         2,345              --         165,616
Other income (expense)
  Interest expense, net...........   (24,394)      (29,212)           --              --         (53,606)
  Equity in income of
    subsidiaries..................    93,939         1,506            --         (95,445)             --
                                    --------    ----------        ------        --------      ----------
Income before taxes...............    64,867       140,243         2,345         (95,445)        112,010
Provision for income taxes........    (6,813)       46,296           847              --          40,330
                                    --------    ----------        ------        --------      ----------
Net income........................  $ 71,680    $   93,947        $1,498        $(95,445)     $   71,680
                                    ========    ==========        ======        ========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Revenues...........................  $506,672     $66,806          $2,558        $ (2,783)     $  573,253
Operating costs and expenses
  Cost of sales....................   438,622      48,500              --              --         487,122
  Selling and administrative.......    27,980       1,737           2,272          (2,783)         29,206
                                     --------     -------          ------        --------      ----------
  Total operating costs and
  expenses.........................   466,602      50,237           2,272          (2,783)        516,328
                                     --------     -------          ------        --------      ----------
Operating income...................    40,070      16,569             286              --          56,925
Other income (expense)
  Interest expense, net............   (21,719)         --              --              --         (21,719)
  Equity in income of
  subsidiaries.....................    12,934          --              --         (12,934)             --
                                     --------     -------          ------        --------      ----------
Income from continuing operations
  before taxes.....................    31,285      16,569             286         (12,934)         35,206
Provision for income taxes.........     8,929       3,921              --              --          12,850
                                     --------     -------          ------        --------      ----------
Income from continuing
  operations.......................    22,356      12,648             286         (12,934)         22,356
Loss from discontinued operation,
  net..............................    (2,525)         --              --              --          (2,525)
Loss on disposal of discontinued
  operation, net...................    (7,631)         --              --              --          (7,631)
                                     --------     -------          ------        --------      ----------
Net income.........................  $ 12,200     $12,648          $  286        $(12,934)     $   12,200
                                     ========     =======          ======        ========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                       PARENT     GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   -------------   ------------   ------------
                                                                 (IN THOUSANDS)
Cash flows from operating
  activities:
  Net income........................  $71,680     $  93,947        $ 1,498        $(95,445)      $  71,680
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
      Depreciation and
        amortization................      917        55,163             82              --          56,162
      Equity in net income of
        subsidiaries................  (93,939)       (1,506)            --          95,445              --
      Change in operating assets,
        liabilities and other.......   21,886        (9,305)           610              --          13,191
                                      -------     ---------        -------        --------       ---------
  Net cash (used in) provided by
    continuing operations...........      544       138,299          2,190              --         141,033
  Net cash used in discontinued
    operation.......................       --           443             --              --             443
                                      -------     ---------        -------        --------       ---------
Net cash (used in) provided by
  operating activities..............      544       138,742          2,190              --         141,476
                                      -------     ---------        -------        --------       ---------
Cash flows from financing
  activities:
  Long-term debt proceeds...........       --        41,538             --              --          41,538
  Long-term debt payments...........       --      (165,675)            --              --        (165,675)
  Purchase and retirement of common
    stock...........................     (121)           --             --              --            (121)
  Proceeds from issuance of common
    stock...........................    1,787            --             --              --           1,787
  Dividends paid....................   (7,535)           --         (2,200)          2,200          (7,535)
                                      -------     ---------        -------        --------       ---------
                                       (5,869)     (124,137)        (2,200)          2,200        (130,006)
                                      -------     ---------        -------        --------       ---------
Cash flows from investing
  activities:
  Capital expenditures..............     (380)      (14,690)            --              --         (15,070)
  Dividends received from
    subsidiary......................    2,200            --             --          (2,200)             --
                                      -------     ---------        -------        --------       ---------
Net cash flow used in investing
  activities........................    1,820       (14,690)            --          (2,200)        (15,070)
                                      -------     ---------        -------        --------       ---------
Net change in cash and cash
  equivalents.......................   (3,505)          (85)           (10)             --          (3,600)
Cash and cash equivalents at
  beginning of period...............    4,151           252             21              --           4,424
                                      -------     ---------        -------        --------       ---------
Cash and cash equivalents at end of
  period............................  $   646     $     167        $    11        $     --       $     824
                                      =======     =========        =======        ========       =========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                     PARENT      GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Cash flows from operating
  activities:
  Net income......................  $  12,200     $ 12,648         $  286        $(12,934)      $  12,200
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation and
        amortization..............     33,904          488             --              --          34,392
      Loss on discontinued
        operation, net............      2,525           --             --              --           2,525
      Loss on disposal of
        discontinued operation,
        net.......................      7,631           --             --              --           7,631
      Equity in net income of
        subsidiaries..............    (12,934)          --             --          12,934              --
      Change in operating assets,
        liabilities and other.....     34,597      (11,748)         2,400              --          25,249
                                    ---------     --------         ------        --------       ---------
  Net cash (used in) provided by
    continuing operations.........     77,923        1,388          2,686              --          81,997
  Net cash used in discontinued
    operation.....................       (369)          --             --              --            (369)
                                    ---------     --------         ------        --------       ---------
Net cash (used in) provided by
  operating activities............     77,554        1,388          2,686              --          81,628
                                    ---------     --------         ------        --------       ---------
Cash flows from financing
  activities:
  Long-term debt proceeds.........    115,000           --             --              --         115,000
  Long-term debt payments.........   (177,450)        (500)            --              --        (177,950)
  Proceeds from issuance of common
    stock.........................        471           --             --              --             471
  Dividends paid..................     (7,422)          --         (2,694)          2,694          (7,422)
                                    ---------     --------         ------        --------       ---------
                                      (69,401)        (500)        (2,694)          2,694         (69,901)
                                    ---------     --------         ------        --------       ---------
Cash flows from investing
  activities:
  Capital expenditures............     (9,030)        (728)            --              --          (9,758)
  Dividends received from
    subsidiary....................      2,694           --             --          (2,694)             --
                                    ---------     --------         ------        --------       ---------
Net cash flow used in investing
  activities......................     (6,336)        (728)            --          (2,694)         (9,758)
                                    ---------     --------         ------        --------       ---------
Net change in cash and cash
  equivalents.....................      1,817          160             (8)             --           1,969
Cash and cash equivalents at
  beginning of period.............        788          428             28              --           1,244
                                    ---------     --------         ------        --------       ---------
Cash and cash equivalents at end
  of period.......................  $   2,605     $    588         $   20        $     --       $   3,213
                                    =========     ========         ======        ========       =========

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    NET SALES. Net sales for the quarter ended September 30, 2000 were $352.7 million, an increase of 65 percent compared to $213.3 million for the same period in 1999. This increase was due to 24 percent higher sales volumes, largely attributable to the acquisition of the vinyls business, and an increase in the overall average selling price of 33 percent.

    Net sales of chlorovinyls for the third quarter of 2000 were $275.6 million, 78 percent higher than net sales for third quarter of 1999 of $155.1 million. This increase was the result of a 41 percent increase in sales volume and a 26 percent increase in sales prices. Sales volume increases were primarily attributable to the vinyls business acquired during the fourth quarter of 1999, which nearly doubled our sales of vinyl resins. The higher sales prices resulted from stronger demand for vinyl products, particularly vinyl resins and compounds.

    Net sales of aromatics for the third quarter of 2000 were $77.1 million, an increase of 33 percent compared to $58.2 million for the same period in 1999. This increase was the result of a 44 percent improvement in sales prices, offset in part by 8 percent lower sales volumes. Sales prices for aromatic products all increased primarily as a result of continued strong demand.

    COST OF SALES. Cost of sales for the third quarter of 2000 was $313.9 million, an increase of 79 percent compared to $175.3 million for the third quarter of 1999. The primary reason for this increase was the additional sales volumes from the acquired vinyls business. Also contributing to the increase were higher costs for all major raw materials and energy. As a percentage of sales, cost of sales increased to 89 percent in the third quarter of 2000 compared to 82 percent in the third quarter of 1999. This increase was caused by higher raw material and energy costs outpacing overall sales price increases and also a decrease in overall capacity utilization rates.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $10.5 million for the three months ended September 30, 2000, an increase of 13 percent from the same period in 1999. This increase is primarily attributable to an increase in the ongoing costs of a revolving trade receivables sales program after we sold an additional $25.0 million of trade receivables during the second quarter of 2000. Additionally, we incurred expenses of approximately $0.5 million to terminate certain contracts for services during the third quarter of 2000.

    OPERATING INCOME. Operating income in the third quarter of 2000 was $28.4 million, a slight decrease from $28.7 million in the third quarter of 1999. Higher operating income in chlorovinyls was more than offset by decreased operating income in aromatics. As a percentage of net sales, operating profit decreased to 8 percent of net sales in the third quarter of 2000 compared to 13 percent for the same period in 1999. This decrease in operating profit as a percentage of net sales was the result of increases in raw material costs outpacing overall sales price increases.

    Our chlorovinyls operating profit for the third quarter of 2000 was $33.1 million, an increase of 16 percent compared to $28.4 million for the same period in 1999. The most significant factors in this increase were higher selling prices for caustic soda and vinyl resins and compounds, and additional profits and sales volume from the acquisition, which more than offset higher energy and raw material costs.

    Our aromatics operating loss for the third quarter of 2000 was $1.3 million, a decrease of 135 percent compared to operating profit of $3.7 million in the third quarter 1999. Aromatic sales price increases were unable to compensate for the significantly higher raw material costs of benzene and propylene.

    NET INTEREST EXPENSE. Interest expense increased to $16.6 million for the quarter ended September 30, 2000 compared with $7.0 million for the same period in 1999. This increase was primarily attributable to higher debt balances related to both the acquisition of the vinyls business and the purchase of the previously leased cogeneration facility during the fourth quarter of 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $4.2 million for the third quarter of 2000 compared to $7.9 million for the third quarter of 1999. Our effective tax rate in the second quarter of 2000 was 36.0 percent compared to 36.5 percent for the same period in 1999.

    INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the three months ended September 30, 2000 was $7.5 million, a decrease of 46 percent compared to $13.7 million for the three months ended September 30, 1999. Income from continuing operations decreased as a result of higher interest expense.

    LOSS FROM DISCONTINUED OPERATION. The discontinued methanol operation incurred a net loss of $0.5 million in the third quarter of 1999. Additionally, during the third quarter of 1999, we recognized a one-time charge of $7.6 million, net of taxes, in connection with the write-off of certain methanol assets and estimated future losses on servicing the remaining methanol contracts through the end of 1999.

    NET INCOME. Net income for the third quarter of 2000 was $7.5 million, a 34 percent increase from $5.6 million in the third quarter of 1999. This increase was due to the one time charge in 1999 discussed above, offset in part by higher interest expense in the third quarter of this year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    NET SALES. For the nine months ended September 30, 2000, net sales were $1,169.8 million, an increase of 104 percent compared to $573.3 million for the same period in 1999. This increase was due to a 41 percent increase in sales volumes, largely attributable to the acquisition of the vinyls business, and also a 45 percent higher overall average selling price.

    Net sales of chlorovinyls for the first nine months of 2000 were $943.5 million, 131 percent higher than net sales for first nine months of 1999 of $408.4 million. Sales volume increased by 65 percent primarily as a result of the vinyls business acquired during the fourth quarter of 1999, which more than doubled our sales of vinyl resins from the prior year period. Higher average sales prices of 40 percent resulted from stronger demand for vinyl products, particularly VCM and vinyl resins and compounds.

    Net sales of aromatics for the first nine months of 2000 were $226.3 million, an increase of 37 percent compared to $164.9 million for the same period in 1999. This increase was primarily the result of a 40 percent improvement in sales prices as overall sales volumes remained basically the same. Aromatic sales prices increased primarily as a result of continued strong demand.

    COST OF SALES. Cost of sales for the first nine months of 2000 was $968.6 million, an increase of 99 percent compared to $487.1 million for the first nine months of 1999. Increased sales volumes from the acquired vinyls business were the primary cause of this increase. Also contributing to the increase were higher costs for all major raw materials and energy. As a percentage of sales, cost of sales decreased to 83 percent in the first nine months of 2000 compared to 85 percent in the first nine months of 1999. This decrease was a result of overall sales price increases outpacing higher raw material costs and our plants operating at higher capacity utilization rates.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $35.5 million for the nine months ended September 30, 2000, an increase of 22 percent from the same period in 1999. This increase is primarily attributable to the effects of the acquired vinyls business and higher profit sharing expense. During the first quarter of 2000, we incurred transition charges associated with the acquisition of approximately $0.8 million.

    OPERATING INCOME. Operating income in the first nine months of 2000 was $165.6 million, an increase of 191 percent compared to $56.9 million in the first nine months of 1999. Higher operating income in chlorovinyls was offset in part by decreased operating profit in aromatics. As a percentage of net sales, operating profit increased to 14 percent of net sales in the first nine months of 2000 compared to 10 percent for the same period in 1999. Overall sales price increases outpaced increases in raw material costs which caused the increase in operating profit as a percentage of net sales.

    Our chlorovinyls operating profit for the first nine months of 2000 was $187.8 million, an increase of 256 percent compared to $52.8 million for the same period in 1999. The most significant factors in this increase are operating income from the acquired vinyls business and the improvements in VCM and vinyl resin profit margins.

    Our aromatics operating loss for the first nine months of 2000 was $10.7 million, a decrease of 183 percent compared to operating profit of $12.9 million in the first nine months 1999. This decrease was a result of significant increases in the cost of benzene and propylene that outpaced selling price increases for aromatic products.

    NET INTEREST EXPENSE.  Interest expense for the nine months ended
September 30, 2000 was $53.6 million compared with $21.7 million for the same period in 1999. This increase was primarily attributable to higher debt balances related to both the acquisition of the vinyls business and the purchase of the previously leased cogeneration facility during the fourth quarter of 1999.

    PROVISION FOR INCOME TAXES. Provision for income taxes was $40.3 million for the first nine months of 2000 compared to $12.9 million for the same period of 1999. This increase was caused by higher taxable income. Our effective tax rate for the nine months ended September 30, 2000 was 36.0 percent compared to
36.5 percent for the same period in 1999.

    INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the nine months ended September 30, 2000 was $71.7 million, an increase of 221 percent compared to $22.4 million for the nine months ended September 30, 1999. Income from continuing operations increased significantly as a result of both overall sales volume and price increases that more than offset higher raw material costs and additional interest expense.

    LOSS FROM DISCONTINUED OPERATION. The discontinued methanol operation incurred a net loss of $2.5 million in the nine months ended September 30, 1999. Additionally, during the third quarter of 1999, we recognized a one-time charge of $7.6 million, net of taxes, in connection with the write-off of certain methanol assets and estimated future losses on servicing the remaining methanol contracts through the end of 1999.

    NET INCOME. Net income for the first nine months of 2000 was $71.7 million, an increase of 488 percent from $12.2 million in the first nine months of 1999. This increase was due to the factors discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 2000, we generated $141.5 million in cash flow from operating activities as compared to $81.6 million generated during the same 1999 period. Major sources of cash flow for the first nine months of 2000 were net income of $71.7 million and non-cash provisions of $56.2 for depreciation and amortization. Total working capital at September 30, 2000 was $98.0 million versus $95.6 million at December 31, 1999. Significant changes in working capital for the first nine months of 2000 included a decrease in accounts receivable, higher inventories, a lower current portion of long-term debt, an increase in interest payable and a decrease in other accrued liabilities. The decrease in accounts receivable was primarily attributable to the sale of $25.0 million of trade receivables under a revolving trade receivables sales program. Inventories increased as a result of higher raw material costs and quantities. Increases in accounts payable were attributable to the timing of certain payments and higher trade payable balances related to increased raw material prices. Accounts payable increases were partially offset by the payment of $16.3 million to CONDEA Vista Company representing a working capital adjustment related to our acquisition in November 1999. Decreases in other accrued liabilities were attributable to the timing of certain payments. Significant working capital changes for the first nine months of 1999 included the net receipt of $8.6 million for litigation expenses which were reimbursed by our insurance carriers and an increase in accounts payable and accrued liabilities due to the timing of payments.

    Debt decreased by $124.1 million during the nine months ended September 30, 2000 to $647.1 million. As of September 30, 2000, we had availability to borrow an additional $89.1 million under the revolving credit facility. Capital expenditures for the nine months ended September 30, 2000 were $15.1 million as compared to $9.8 million for the same 1999 period. Capital expenditures for 2000 are being directed toward normal repairs and maintenance, certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2000 will approximate $20.0 million to $25.0 million.

    We declared dividends of $0.24 per share or $7.5 million during the first nine months of 2000. As of September 30, 2000, we had authorization to repurchase up to 5.2 million shares under a common stock repurchase program.

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

                                    OUTLOOK

    For the fourth quarter, we are seeing an increase in sales volumes for vinyl products over the depressed third quarter levels; however, not to the levels seen in the first half of 2000. Raw material costs have begun to fall, but not as rapidly as selling prices resulting in lower margins. This, coupled with the continuing high costs for energy, is expected to result in lower earnings for the fourth quarter when compared to the third quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    For a discussion of certain market risks related to Georgia Gulf, see
Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 1999. There have been no significant developments with respect to our exposure to market risk except for the change in the fair value of interest rate swaps disclosed in
Note 7 to the financial statements included herein.

PART II.   OTHER INFORMATION.

    Item 1. Legal Proceedings and Environmental Matters.

    On June 22, 2000, the United States Environmental Protection Agency,
Region 6 (the "EPA") issued an Administrative Complaint against Georgia Gulf, alleging we had violated parts of the United States Clean Water Act by discharging pollutants in quantities in excess of amounts allowed under our permit and had violated certain conditions of our water discharge permit at our Pasadena, TX facility. We have settled the claim by entering into a Consent Agreement and Final Order, which required us to pay a penalty of $101,250.

    On July 31, 2000, Georgia Gulf Lakes Charles, LLC, received a Complaint, Compliance Order and Notice of Opportunity for a Hearing from the EPA, which arose from an inspection conducted by the EPA at the Lake Charles facility on December 6-8, 1999. The EPA is seeking to assess a fine of $701,605 and to require certain corrective actions to be taken as a result of various alleged violations of the United States Resource Conservation and Recovery Act, including failure to make adequate hazardous waste determinations, failure to adequately characterize wastes before disposal, and failure to obtain permits for operations of alleged hazardous waste facilities. We have filed an Answer and Request for Hearing, and we are participating in ongoing settlement discussions with the EPA.

    We have accrued a liability in prior periods for these and other environmental matters.

    We are also involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the period ending March 31, 2000. During the three months ended September 30, 2000, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 1999 Annual Report on Form 10-K or in our quarterly report on Form 10-Q for the period ending March 31, 2000.

    Item 6. Exhibits and Reports on Form 8-K.

    a)  No exhibits are required to be filed as part of this Form 10-Q.

    b) No reports on Form 8-K were filed with Securities and Exchange Commission during the third quarter of 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GEORGIA GULF CORPORATION
                                                 (Registrant)

Date    November 14, 2000                        /s/ EDWARD A. SCHMITT
        ------------------------                 -------------------------------------------
                                                 Edward A. Schmitt
                                                 President and Chief Executive Officer
                                                   (Principal Executive Officer)

Date    November 14, 2000                        /s/ RICHARD B. MARCHESE
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