Form 10-K
period 2000-12-31
GEORGIA GULF CORP /DE/
filed 2001-04-02
CIK 805264

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 21, 2001, was $527,738,000.

    Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                 Class                        Outstanding at March 21, 2001
                 -----                        -----------------------------
     COMMON STOCK, $0.01 PAR VALUE                  31,715,002 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

    Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                                                     PAGE
ITEM                                                                NUMBER
----                                                               --------
 1)  Business....................................................    1

 2)  Properties..................................................   13

 3)  Legal Proceedings...........................................   14

 4)  Submission of Matters to a Vote of Security Holders.........   15

                                  PART II

 5)  Market Price of and Dividends on the Registrant's Common
     Equity and Related Stockholder Matters......................   15

 6)  Selected Financial Data.....................................   16

 7)  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................   17

7A)  Quantitative and Qualitative Disclosures about Market
     Risk........................................................   24

 8)  Financial Statements and Supplementary Data.................   26

 9)  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure....................................   60

                                 PART III

10)  Directors and Executive Officers of the Registrant..........   60

11)  Executive Compensation......................................   60

12)  Security Ownership of Certain Beneficial Owners and
     Management..................................................   60

13)  Certain Relationships and Related Transactions..............   60

                                  PART IV

14)  Exhibits, Financial Statement Schedule and Reports on Form
     8-K.........................................................   61

SIGNATURES.......................................................   64

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    We are a leading North American manufacturer and international marketer of two highly integrated product lines, chlorovinyls and aromatics. In our chlorovinyls business, we are:

    - the third largest North American producer of vinyl chloride monomer, or VCM,

    - the third largest North American producer of polyvinyl chloride, or PVC, resins and

    - the second largest North American producer of PVC compounds.

    In our aromatics business, we are:

    - one of the two largest North American producers of cumene, and

    - a leading North American producer and marketer of phenol.

    Our manufacturing processes also include the production of caustic soda and acetone. The primary products we sell externally include PVC resins, PVC compounds and caustic soda in our chlorovinyls business and phenol and acetone in our aromatics business. These products are used globally in a wide variety of end-use applications, including construction and renovation, engineered plastics, pulp and paper production, chemical intermediates, pharmaceuticals and consumer products. Our integration provides us with the flexibility to shift our product sales mix towards those products that are experiencing relatively more favorable market conditions. We believe our vertical integration, world scale facilities, operating efficiencies, facility locations and the productivity of our employees provide us with a competitive cost position in our primary markets.

    For selected financial information concerning our chlorovinyls and aromatics product lines, see Note 18 to our consolidated financial statements included in
Item 8.

ACQUISITIONS AND DISCONTINUED OPERATIONS

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

    On August 31, 2000, we ceased manufacturing PVC compounds at the Mansfield Massachusetts facility leased from the CONDEA Vista Company. Manufacturing of compounds was transferred to our other compound plants. We have reached an agreement for early termination of the property lease. The cost associated with closing the facility and removing equipment is immaterial.

    During 1998 the methanol market suffered from overcapacity and low-cost imports with significant increases in global supply in areas of the world with low-cost natural gas. As a result, several domestic methanol producers including Georgia Gulf, idled their methanol plants. We ceased operating our methanol plant in December 1998. During 1999, we met our contractual obligations to supply methanol to our customers by purchasing imported methanol. Although the shutdown of several methanol plants resulted in a supply contraction and an increase in spot prices during the first half of 1999, several new overseas methanol plants began production late in the year. This additional supply added further pressure to the sales price of methanol. As a result of these trends, in September 1999, we announced that we would exit the methanol business entirely at the end of 1999. As a result, we incurred a charge against earnings of $7.6 million, net of tax benefits, during the third quarter of 1999 to write-off certain methanol assets and to accrue losses related to our methanol buy and resale program through the end of 1999.

PRODUCTS AND MARKETS

    The following table shows our total annual production capacities as of December 31, 2000 in each of our product lines:

PRODUCT LINE                                                    CAPACITY
------------                                               ------------------
Chlorovinyls Products
  PVC Compounds..........................................  875 million pounds
  PVC Resins.............................................  2.7 billion pounds
  VCM....................................................  3.1 billion pounds
  Caustic Soda...........................................        500,000 tons
  Chlorine...............................................        450,000 tons

Aromatics Products
  Phenol.................................................  660 million pounds
  Acetone................................................  408 million pounds
  Cumene.................................................  1.5 billion pounds

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

    PVC RESINS. PVC is among the most widely used plastics in the world today, and we supply numerous grades of PVC resins to a broad number of end-use markets. During 2000, about 80% of our PVC resin production was sold to customers who use our resins to formulate PVC compounds which are then heated and shaped utilizing various extrusion and molding processes to create finished products. These products include pipe and pipe fittings, wire and cable coatings, home siding and windows, electrical wall boxes and apparatus, fencing, home and office furnishings, consumer products, packaging and containers. We used about 20% of our production of PVC resin internally during 2000 in the manufacture of our PVC compounds.

    VCM. During 2000, we used about 87% of our VCM production in the manufacture of our PVC resins. VCM production not used internally is sold to other PVC resin producers in domestic and international markets.

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

    ACETONE. As a co-product of phenol, acetone further diversifies our revenue base. Acetone is primarily used as a key ingredient in acrylic resins and as an ingredient for surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineered plastics and several major industrial solvents. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

    CUMENE. About 67% of our cumene was consumed internally during 2000 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers.

END-USE MARKETS

    We sell our broad array of products to numerous end-use markets. The following table lists our major end-use markets for all of our products and the estimated percentage of revenues associated with those markets for 2000:

INDUSTRY                                                      PERCENTAGE OF SALES
--------                                                      -------------------
Housing and construction....................................          57%
Plastics and fibers.........................................          23%
Solvents and chemicals......................................           9%
Miscellaneous...............................................          11%

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

    The important raw materials we purchase from third parties include chlorine, natural gas, ethylene, benzene and propylene. The majority of our purchases of chlorine, ethylene, propylene, and benzene are made under long-term agreements, and we purchase natural gas both in the open market and under long-term contracts. We have not experienced a major disruption in our supplies of raw materials over the past five years, and we believe we have reliable sources of supply under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations. For example, increased demand for natural gas caused significant cost increases when compared to prior years, and contributed to a loss in the fourth quarter of 2000.

    PLAQUEMINE, LOUISIANA FACILITY. Our operations at this facility include the production of chlorine, caustic soda, sodium chlorate, VCM, PVC resins, phenol and acetone. We produce chlorine and its co-product caustic soda at our chlor-alkali facility by electrolysis of salt brine. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years, from which we supply our salt brine requirements. We use substantially all of our chlorine production in the manufacture of VCM at this facility and we sell substantially all of our caustic soda production externally. We also use sodium hypochlorite, a by-product from our chlor-alkali production process, to produce sodium chlorate for sale to third parties. All of the ethylene requirements for our VCM production are supplied by pipeline. Most of our Plaquemine VCM production is consumed on-site in our PVC resin production or shipped to our other PVC resin facilities with the remainder sold to third parties.

    Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges. Our 250-megawatt co-generation facility supplies all of the electricity and steam needs at our Plaquemine facilities, and it also provides us with the capability to generate excess electricity for sale to the local utility. We also own an on-site air separation unit operated by a third party that provides all of the facility's nitrogen and oxygen gas requirements.

    LAKE CHARLES, LOUISIANA FACILITIES. We produce VCM at our Lake Charles, Louisiana facility and, through our joint venture with PPG Industries have the right to 50% of the VCM production of PHH Monomers, which is located in close proximity to our Lake Charles VCM facility. The chlorine needs of our Lake Charles VCM facility and the PHH Monomers' facility are supplied by pipeline, under a long-term contract with PPG Industries, who is also our partner in PHH Monomers. Ethylene is supplied to both facilities by pipeline from the adjacent CONDEA Vista ethylene facility and by pipeline from other third parties. The majority of our ethylene requirements for our Lake Charles VCM facility are supplied under a take-or-pay contract which expires November 12, 2006, and PHH Monomers is supplied under a requirements-based contract. These chlorine and ethylene contracts are primarily market price-based. VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma PVC facilities. A portion of VCM produced at the Lake Charles facilities is sold in domestic and export markets.

    PASADENA, TEXAS FACILITY. At our Pasadena, Texas facility we produce cumene, phenol, its co-product acetone and alpha-methylstyrene, a saleable by-product of our phenol production. We produce cumene utilizing purchased benzene and propylene that we react using low cost zeolite catalyst technology. Our cumene facility is integrated by pipeline with our phenol and acetone facility at Pasadena. We consume a portion of our cumene production at this facility in phenol and acetone production, with the remainder shipped to the Plaquemine phenol and acetone facility and sold to third parties. We purchase refinery grade propylene and benzene at market prices from various suppliers connected by multiple transportation modes to our cumene facility. A portion of the benzene is supplied under contracts at market prices, and the propylene is provided from numerous refineries at market prices. Based on current industry capacity, we believe we have adequate access to benzene and propylene under normal conditions.

    ABERDEEN, MISSISSIPPI AND OKLAHOMA CITY, OKLAHOMA FACILITIES. We produce PVC resins at both our Aberdeen, Mississippi and Oklahoma facilities from VCM supplied by railcar from our VCM facilities and PHH Monomers. In addition, the Aberdeen facility produces plasticizers, some of which are consumed in internal PVC compound production with the remainder sold to third parties.

    PVC COMPOUND FACILITIES. We operate six compound facilities located in proximity of our PVC resin operations. All of our PVC compound facilities are supplied from our PVC resin facilities by railcar, truck or pipeline. These operations consumed about 20% of our annual PVC resin production during 2000. We purchase our remaining additive needs from various sources at market prices.

SALES AND MARKETING

    Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. Our sales force consists of 26 employees managed by national and regional managers. In addition, distributors are used to market products to our smaller customers. This sales force is organized by product line and region. We have a product development and technical service staff that primarily supports our PVC resin and PVC compound businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers. They also work to develop new products for the customers' existing and new requirements. Our products are sold primarily to domestic industrial companies, and no single customer accounted for more than 10% of our sales for the years ended December 31, 2000, 1999 and 1998. In addition to our domestic sales, we export some of our products, including our VCM and PVC resins, caustic soda and aromatics products. Export sales accounted for about 11% of total sales for 2000, 14% for 1999, and 18% for 1998. The principal international markets we sell to are Canada, Mexico, Latin America, Europe and Asia.

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

    Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista who has a permit to discharge treated wastewater into the estuary.

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

    CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from them, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that are currently known, we may make a claim for indemnification at any time; for environmental matters that are unknown, we must generally make claims for indemnification before November 12, 2009. Further, Georgia Gulf's agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista's responsibility; this presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

    At the Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of $2,250,000. We will be responsible for remediation costs at the other acquired facilities until the level of expense we incur meets the specified amount for each facility which in the aggregate equals $700,000. The indemnity given by CONDEA

Vista also includes off-site contamination created before November 12, 2009, including CONDEA Vista's contribution to any claim based upon contamination of the Calcasieu Estuary.

    The property owned by CONDEA Vista in Mansfield, Massachusetts, for which we have negotiated an early lease termination, has been the subject of ongoing environmental investigations under an order with the Massachusetts Department of Environmental Protection. Groundwater investigations continue at the Mansfield property to address identified on-site groundwater contamination and investigate the possible off-site migration of contaminated groundwater. It is also possible that the United States Environmental Protection Agency may list the property as a Superfund site. The environmental investigations and actions are associated with the past operations at the property and were not assumed in our lease of the property. In addition, CONDEA Vista has indemnified us for claims related to this environmental contamination beyond an aggregate threshold amount of $250,000, including coverage for potential joint and several liability under the environmental statutes. The lease termination calls for our payment of the unspent portion of the aggregate threshold amount. Upon removal of manufacturing equipment and termination of the lease, the site with buildings and infrastructure equipment will revert to CONDEA Vista.

    As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009 on a pro rata basis determined by years of employment or service before and after November 12, 1999 by any claimant. There is, however, a presumption for claims brought before November 12, 2004 by current or former CONDEA Vista employees and contractors that, absent a showing of new acute exposure after November 12, 1999, all responsibility will be deemed to have arisen before November 12, 1999 and will be solely CONDEA Vista's.

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

EMPLOYEES

    As of December 31, 2000, we had 1,329 full-time employees. Approximately 174 of our employees are unionized under two collective bargaining agreements that expire in 2002 and 2003. We believe our relationships with our employees are good.

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

    - RAW MATERIAL COSTS AND OTHER EXTERNAL FACTORS BEYOND OUR CONTROL CAN CAUSE WIDE FLUCTUATIONS IN OUR MARGINS.

    The cost of our raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Raw material costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw material prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors' actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. A number of our products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets. For example, increased demand for natural gas caused significant cost increases when compared to prior years, and contributed to a loss in the fourth quarter of 2000.

    - THE CYCLICALITY AND VOLATILITY OF THE CHEMICAL INDUSTRY AFFECTS OUR CAPACITY UTILIZATION AND CAUSES FLUCTUATIONS IN OUR RESULTS OF OPERATIONS.

    The operating rates at our facilities will impact the comparison of period-to-period results. Different facilities may have differing operating rates from period to period depending on many factors, such as feedstock costs, transportation costs, and supply and demand for the product produced at the facility during that period. As a result, individual facilities may be operated below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. The expenses of the shutdown and restart of facilities may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets.

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

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD LIMIT OUR BUSINESS AND OPERATIONS.

    At December 31, 2000, we had approximately $632.3 million of indebtedness outstanding. In addition, we had approximately $89.1 million of additional credit available under our revolving credit facility. As a result, Georgia Gulf is highly leveraged. This high level of indebtedness could have important consequences to our operations, including:

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

WE MAY ENCOUNTER DIFFICULTIES IN INTEGRATING THE ASSETS OF BUSINESSES WE ACQUIRE, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    We cannot be sure that we will be able to successfully integrate any acquisitions into our operations without substantial costs, delays or other problems. The integration of any business we acquire may be disruptive to our business and may result in a significant diversion of management attention and operational resources. In addition, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties.

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

WE RELY ON OUTSIDE SUPPLIERS FOR SPECIFIED FEEDSTOCKS AND SERVICES.

    In connection with our acquisition of the vinyls business of CONDEA Vista Company, we entered into agreements with CONDEA Vista to provide specified feedstocks for the Lake Charles facility. Moreover, this facility is dependent upon CONDEA Vista's infrastructure for services such as waste water and ground water treatment, site remediation, fire water supply and rail car management. Any failure of CONDEA Vista to perform those agreements could adversely affect the operation of the affected facilities and our results of operations. The agreements relating to these feedstocks and services had initial terms of one to ten years. Although most of these agreements provide for automatic renewal, they may be terminated after specified notice periods. If we were required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery or to replace other services.

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

SALES MADE IN INTERNATIONAL MARKETS EXPOSE US TO RISKS THAT MAY ADVERSELY AFFECT OUR OPERATIONS OR FINANCIAL CONDITION.

    During 2000, 11% of our revenues were generated in international markets. Substantially all of our international sales are made in U.S. dollars and, as a result, any increase in the value of the U.S. dollar relative to foreign currencies will increase the effective price of our products in international markets. Our international sales are also subject to other risks, including differing and changing legal and regulatory requirements in local jurisdictions; export duties and import quotas; domestic and foreign customs and tariffs or other trade barriers; potentially adverse tax consequences, including withholding taxes or taxes on other remittances; and foreign exchange restrictions. We cannot assure you that these factors will not have an adverse effect on our financial condition or results of operations.

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

    In addition, our senior credit facility also requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, any acceleration of indebtedness under our senior credit facility will constitute a default under some of our other indebtedness.

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

ITEM 2. PROPERTIES.

    Our asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas cumene plant, and the purchase of the PVC compound plants. There was also the purchase of the Bound Brook, New Jersey, phenol/acetone facility which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1997, we completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of our requirements for electricity, oxygen and nitrogen at that location. The cogeneration plant was leased under an operating lease agreement until we purchased it in 1999. In 1998, we purchased North American Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Aberdeen and Madison, Mississippi. In 1999, we purchased substantially all of the assets of the vinyls business of CONDEA Vista Company, an integrated producer of VCM, PVC resins and PVC compounds with production facilities in Aberdeen, Mississippi, Lake Charles, Louisiana, Jeffersontown, Kentucky, Mansfield, Massachusetts, and Oklahoma City, Oklahoma. We have since ceased production in Mansfield, Massachusetts and are removing manufacturing equipment before returning the property to CONDEA Vista Company under a lease termination agreement.

    We continue to explore ways to expand both our plant capacities and product lines. We believe current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of our production facilities, including those acquired from CONDEA Vista from the date of acquisition, was 90.2% in 2000.

    The following table sets forth the location of each chemical manufacturing facility we own, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operations, as of December 31, 2000:

LOCATION                PRODUCTS              ANNUAL CAPACITY        SEGMENT
--------                --------              ---------------        -------
Aberdeen, MS            PVC Resins            1.0 billion pounds     Chlorovinyls
                        PVC Compounds (two    210 million pounds     Chlorovinyls
                        locations)
                        Plasticizers          20 million pounds      Chlorovinyls
Gallman, MS             PVC Compounds         330 million pounds     Chlorovinyls
Jeffersontown, KY       PVC Compounds         40 million pounds      Chlorovinyls
Lake Charles, LA        VCM                   1.5 billion            Chlorovinyls
(two locations)                               pounds(1)
Madison, MS             PVC Compounds         195 million pounds     Chlorovinyls
Oklahoma City           PVC Resins            450 million pounds     Chlorovinyls
Pasadena, TX            Cumene                1.5 billion pounds     Aromatics
                        Phenol                160 million pounds     Aromatics
                        Acetone               100 million pounds     Aromatics
Plaquemine, LA          Chlorine              450 thousand tons      Chlorovinyls
                        Caustic Soda          500 thousand tons      Chlorovinyls
                        Sodium Chlorate       27 thousand tons       Chlorovinyls
                        VCM                   1.6 billion pounds     Chlorovinyls
                        PVC Resins            1.2 billion pounds     Chlorovinyls
                        Phenol                500 million pounds     Aromatics
                        Acetone               308 million pounds     Aromatics
Tiptonville,TN          PVC Compounds         100 million pounds     Chlorovinyls

------------------------

(1) Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1,150 million pounds of total VCM capacity.

    Our manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, we have a fleet of about 3,789 railcars of which about 624 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $19,130,000 for 2000.

    We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Space is leased for sales and marketing offices in Houston, Texas, and Lawrenceville, New Jersey. Space for numerous storage terminals is leased throughout the United States, and in the Netherlands, Canada and Mexico.

ITEM 3. LEGAL PROCEEDINGS.

    Legal Proceedings--Georgia Gulf is a party to numerous individual and several class-action lawsuits filed against the us, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on the our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent which occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana state court in Iberville Parish.

    In September 1998, the state court trial judge granted the plaintiffs' motion permitting the filing of amended petitions that added the additional allegations that we had engaged in intentional conduct against the plaintiffs. Amended petitions making such allegations were filed. Our two insurers notified us that they were reserving their rights to deny coverage to the extent liability could be established due to such intentional conduct in accordance with their insurance policies. We disputed the insurers' reservation of rights. In December 1998, as required by the terms of the insurance policies, each insurer demanded arbitration of the issue of the insurers' duties relating to the intentional conduct allegations.

    As a result of the arbitrations relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998. The plaintiffs' motion to remand was denied in March 1999.

    Following removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but 5 worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the 5 worker plaintiffs are ongoing.

    Following these settlements, Georgia Gulf was sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. We believe that most, if not all, of these new plaintiffs have no valid basis to claim exposure, and have filed suit only as a result of their knowledge of the previous settlements. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims.

    This settlement, which will be on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of 4 worker plaintiffs who have filed suit in state court who will likely opt not to participate in the class settlement, as well as the 5 worker plaintiffs whose claims are pending in federal court (see discussion above).

    We have also been notified that we may be added as a party to a currently pending suit in federal court brought by our present and former employees for injuries allegedly stemming from the incident. We believe that we possess a number of valid legal defenses to such claims, including worker's compensation immunity and statutes of limitations defenses.

    Notwithstanding the foregoing, we are asserting and pursuing defenses to the claims. Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

    On July 31, 2000, Georgia Gulf Lake Charles, LLC, received a Complaint, Compliance Order and Notice of Opportunity for a Hearing from the United States Environmental Protection Agency, Region 6 ("EPA"), which arose from an inspection conducted by the EPA at the Lake Charles facility on December 6-8, 1999. The EPA is seeking to assess a fine of $701,605 and to require certain corrective actions to be taken as a result of various alleged violations of the United States Resource Conservation and Recovery Act, including failure to make adequate hazardous waste determinations, failure to adequately characterize wastes before disposal, and failure to obtain permits for operations of alleged hazardous waste facilities. We have filed an Answer and Request for Hearing, and are participating in ongoing settlement discussions with the EPA. Under the terms of the asset purchase agreement by which we acquired the Lake Charles VCM plant from CONDEA Vista, we have notified CONDEA Vista of our claim that these potential penalties are properly the responsibility of CONDEA Vista, and we have requested indemnity from CONDEA Vista. We have not received a response to this request.

    In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At March 21, 2001, there were 878 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

IN DOLLARS                                                   HIGH                   LOW                  CLOSE          DIVIDENDS
----------                                                   ----                   ---                  -----          ---------
2000
FIRST QUARTER.......................................      29   15/16           19    1/4             26                    .08
SECOND QUARTER......................................      28                   21    1/4             22    13/16           .08
THIRD QUARTER.......................................      21   7/8             10    1/2             11    7/16            .08
FOURTH QUARTER......................................      17   1/16            11    5/8             17    1/16            .08

1999
First quarter.......................................      18   1/4             10                    11    3/16            .08
Second quarter......................................      17   1/16            10    1/2             16    7/8             .08
Third quarter.......................................      19   3/8             11    13/16           17    5/8             .08
Fourth quarter......................................      31   1/8             16    7/16            30    7/16            .08

    We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources"). Dividends on our common stock are usually declared quarterly by the board of directors and paid shortly after declaration.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE DATA, RATIOS & EMPLOYEES

                                                                              YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                                 2000         1999        1998       1997       1996
                                                              ----------   ----------   --------   --------   --------
RESULTS OF OPERATIONS*
Net sales (1)...............................................  $1,581,653   $  908,974   $873,673   $920,894   $879,458
Cost of sales (1)...........................................   1,367,986      765,323    700,728    759,624    716,260
Selling, general and administrative expense.................      45,634       40,845     42,455     45,401     41,305
                                                              ----------   ----------   --------   --------   --------
Operating income............................................     168,033      102,806    130,490    115,869    121,893
Gain on sale of assets......................................          --           --         --      8,600         --
Loss on interest rate hedge agreement.......................          --           --     (9,500)        --         --
Interest expense............................................     (67,971)     (34,978)   (30,867)   (24,693)   (20,833)
Interest income.............................................         230          141         49         60         67
                                                              ----------   ----------   --------   --------   --------
Income from continuing operations before taxes..............     100,292       67,969     90,172     99,836    101,127
Provision for income taxes..................................      36,112       24,808     33,587     37,813     38,423
                                                              ----------   ----------   --------   --------   --------
Income from continuing operations...........................      64,180       43,161     56,585     62,023     62,704
(Loss) earnings from discontinued operation, net of tax.....          --       (2,525)      (306)    19,178      8,916
Loss on disposal of discontinued operation, net of tax......          --       (7,631)        --         --         --
                                                              ----------   ----------   --------   --------   --------
Net income..................................................  $   64,180   $   33,005   $ 56,279   $ 81,201   $ 71,620
                                                              ==========   ==========   ========   ========   ========
Basic earnings per share from continuing operations.........  $     2.04   $     1.39   $   1.80   $   1.84   $   1.75
Diluted earnings per share from continuing operations.......        2.03         1.38       1.78       1.83       1.73
Dividends per common share..................................        0.32         0.32       0.32       0.32       0.32

FINANCIAL HIGHLIGHTS
Working capital.............................................  $  100,428   $   95,624   $ 61,729   $ 54,309   $ 48,470
Property, plant and equipment, net..........................     626,777      671,550    388,193    396,741    379,111
Total assets................................................   1,041,087    1,098,008    665,588    601,560    575,800
Total debt..................................................     632,335      771,194    459,475    393,040    395,600
Cash provided by operating activities.......................     163,086      102,032    123,371    108,971    113,500
Depreciation and amortization...............................      73,331       49,598     44,023     36,318     37,495
Capital expenditures........................................      21,739       14,427     25,374     56,545    118,706
Maintenance expenditures....................................      75,169       50,950     49,299     54,638     53,117

OTHER SELECTED DATA
Earnings before interest, taxes, depreciation and
  amortization (EBITDA)(2)..................................  $  237,433   $  151,729   $173,986   $151,739   $158,948
Weighted average common shares..............................      31,408       30,947     31,474     33,629     35,759
Weighted average common shares and equivalents..............      31,540       31,107     31,787     33,947     36,248
Common shares outstanding...................................      31,714       31,291     30,884     32,781     34,585
Return on sales.............................................         4.1%         3.6%       6.4%       8.8%       8.1%
Ratio of operating income to interest expense...............         2.5          2.9        3.2        4.7        5.9
Employees...................................................       1,329        1,440      1,050      1,041      1,030

------------------------------

* Our results include the impact of acquisitions and discontinued operation as discussed in Notes 3 and 4 of the Consolidated Financial Statements.

(1) Shipping and handling costs were reclassified by increasing cost of sales and net sales. Prior years have been reclassified to conform to the current year presentation.

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

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.

OVERVIEW

    Georgia Gulf is a leading manufacturer and marketer of two highly integrated chemical product lines, chlorovinyls and aromatics. The primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer (VCM), polyvinyl chloride (PVC) resins and compounds. For the year ended December 31, 2000, we consumed 97 percent of our chlorine production in making VCM, sold all of the caustic soda production, consumed 87 percent of our VCM production in manufacturing PVC and used 20 percent of our PVC resin in the manufacture of PVC compounds. The remainder of our VCM, PVC resin and all of our PVC compound was sold to third parties. The primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2000, approximately 33 percent of the cumene was sold to third parties with the balance used internally in the manufacture of phenol and acetone. All of the phenol and acetone was sold to third parties.

    Our business, and the chemical industry in general, is cyclical in nature and is affected by domestic and, to a lesser extent, worldwide economic conditions. The level of domestic chemical sales tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable goods and construction. Global capacity also materially affects the prices of chemical products. Generally, in periods of high operating rates, prices rise, and as a result new capacity is announced. Since world-scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity consumed, or in some instances, until less efficient producers withdraw from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats. In addition, profitability and margins are materially affected by the cost of raw materials and other important supplies. Our primary raw materials include salt, natural gas, ethylene, chlorine, benzene and propylene.

    In 2000, the chlorovinyls business experienced high demand and pricing until mid-year, at which time reduced demand contributed to lower prices and excess supply. In PVC, inventory reductions by customers and the addition of a new world-scale plant starting production caused a supply and demand imbalance. The VCM business suffered in the second half of 2000 from reduced demand and increasing raw material costs, primarily ethylene. The reduced demand for chlorine caused its co-product, caustic soda, to return to a more balanced position.

    The aromatics business benefited during 2000 from increased pricing across all products. The last industry capacity increase started production in 2000. Our cumene volumes increased dramatically from 1999 levels although phenol and acetone volumes decreased. No capacity increases have been announced in this segment so profitability should increase as demand increases.

ACQUISITION OF THE VINYLS BUSINESS OF CONDEA VISTA COMPANY

    On November 12, 1999, we completed the purchase of substantially all of the assets of the vinyls business of CONDEA Vista Company. Consideration for the purchase included $260.0 million in cash and a $10.0 million two-year noninterest-bearing note to the seller. During the second quarter of 2000 we paid CONDEA Vista Company approximately $16.3 million, representing an adjustment to the purchase price for actual working capital on the closing date (See Note 3). The acquisition was accounted for as a purchase, and the purchase price approximated the fair market value of the assets acquired. The vinyls business is a producer of VCM, PVC resins and PVC compounds. Assets acquired in the purchase include: one VCM facility with an annual capacity of 950 million pounds; 50 percent ownership of PHH Monomers, L.L.C., a joint venture that operates a VCM facility with capacity to produce 1.15 billion pounds of VCM annually, which entitles the vinyls business to one-half of the production capacity, or 575 million pounds; two PVC resin facilities with combined annual capacity of

1.5 billion pounds; and three PVC compound facilities with combined annual capacity of 265 million pounds.

    Additionally, we entered into a long-term supply contract with CONDEA Vista for the supply of ethylene and assumed a chlorine supply contract with PPG Industries, Inc., our joint venture partner in PHH Monomers, for the acquired VCM facilities. We have included the results of operations for the vinyls business in our consolidated financial statements since the date of acquisition.

NORTH AMERICAN PLASTICS ACQUISITION

    On May 11, 1998, we acquired North American Plastics, Inc., a privately held manufacturer of flexible PVC compounds with two manufacturing locations in Mississippi having a combined annual production capacity of 190 million pounds. Total consideration consisted of $99.9 million in cash and the assumption of $0.5 million in debt. We financed the cash portion of the acquisition through borrowings under our previous revolving credit facility. The transaction was accounted for as a purchase, and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by $86.7 million. We allocated this excess to goodwill, which is being amortized on a straight-line basis over a period of 35 years. We have included the results of operations for North American Plastics in our consolidated financial statements since the date of acquisition.

DISCONTINUATION OF METHANOL OPERATION

    During 1999, the methanol market suffered from overcapacity and low-cost imports with significant increases in global supply in areas of the world with low cost natural gas. As a result, several domestic methanol producers, including Georgia Gulf, idled their methanol plants. We had ceased operating our methanol plant in December 1998. During 1999, we met our contractual obligations to supply methanol to our customers by purchasing imported methanol. Although the shutdown of several methanol plants resulted in a supply contraction and an increase in spot prices during the first half of 1999, several new overseas methanol plants began production late in the year. This additional supply added further pressure on the sales price of methanol. As a result of these trends, in September 1999, we announced that we would exit the methanol business entirely at the end of 1999. As a result, Georgia Gulf incurred a charge against earnings of $7.6 million, net of tax benefits, during the third quarter of 1999 to write off certain methanol assets and to accrue losses related to our methanol buy and resale program through the end of the year.

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

RESULTS OF OPERATIONS--GEORGIA GULF

    The following table sets forth our statement of operations data for the three years ended December 31, 2000, 1999 and 1998 and the percentage of gross sales of each line item for the periods presented.

                                                                                   YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------------
DOLLARS IN MILLIONS                                                2000                     1999                     1998
-------------------                                         -------------------      -------------------      -------------------
Net sales(1)..............................................  $1,581.6    100.0%        $908.9     100.0%        $873.7     100.0%
Cost of sales(1)..........................................   1,368.0     86.5%         765.3      84.2%         700.7      80.2%
Selling, general and administrative expenses..............      45.6      2.9%          40.8       4.5%          42.5       4.9%
                                                            --------    -----         ------     -----         ------     -----
Operating income..........................................     168.0     10.6%         102.8      11.3%         130.5      14.9%
Loss on interest rate hedge agreement.....................        --      0.0%            --       0.0%           9.5       1.1%
Net interest expense......................................      67.7      4.3%          34.8       3.8%          30.8       3.5%
Provision for income taxes................................      36.1      2.3%          24.8       2.7%          33.6       3.9%
                                                            --------    -----         ------     -----         ------     -----
Income from continuing operations.........................      64.2      4.1%          43.2       4.7%          56.6       6.5%
Earnings (loss) from discontinued operation, net..........        --      0.0%          (2.5)      0.3%          (0.3)      0.0%
Loss on disposal of Methanol business, including provision
  for net operating losses during the phase-out period,
  net                                                             --      0.0%          (7.6)      0.8%            --       0.0%
                                                            --------    -----         ------     -----         ------     -----
Net income................................................  $   64.2      4.1%        $ 33.0       3.6%        $ 56.3       6.4%
                                                            ========    =====         ======     =====         ======     =====

------------------------------

(1) Shipping and handling costs were reclassified by increasing cost of sales and net sales. Prior years have been reclassified to conform to the current year presentation.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    SALES--For the year ended December 31, 2000, Georgia Gulf reported sales of $1,581.6 million compared with $908.9 million for 1999. This increase resulted from the inclusion of a full year's sales from the vinyls business acquired from CONDEA Vista in late 1999 as well as a 29 percent increase in average selling price over 1999 prices.

    Sales of chlorovinyls totaled $1,244.7 million for the year ended
December 31, 2000 compared with $672.9 million in the prior year. While a 24 percent average price increase contributed to the increase in sales so did a 49% increase in volume. A majority of the volume increase resulted from the vinyls business acquired from CONDEA Vista in late 1999.

    Sales of aromatics increased to $336.9 million for the year ended
December 31, 2000 compared with $236.1 million in 1999. Average prices increased by 32 percent during 2000 while volumes increased 8 percent when compared with 1999. Phenol sales volumes declined 10 percent from 1999 volumes while overall cumene sales volumes increased by 81 percent.

    COST OF SALES--Cost of sales equaled $1,368.0 million for the year ended December 31, 2000 compared with $765.3 million in 1999. The increase resulted from higher raw material prices for both aromatics and chlorovinyls during 2000 as well as the additional costs resulting from operating the plants acquired from CONDEA Vista for a full year. Cost of sales increased to 86.5 percent of sales in 2000 when compared with 84.2 percent in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses totaled $45.6 million for the year ended December 31, 2000, an increase of 12 percent from $40.8 million in 1999. Approximately half of the increase resulted from increased management incentive expense.

    OPERATING INCOME--Operating income totaled $168.0 million for the year ended December 31, 2000, an increase of 63 percent from $102.8 million in 1999. This increase resulted from improvements in the chlorovinyls operating income offset by a loss in aromatics. Chlorovinyls operating income for 2000 totaled
$192.3 million, an increase of 95 percent from 1999. The increase resulted from higher sales prices and increased volumes. Aromatics reported an operating loss of $9.7 million for 2000 compared with operating income of $15.2 million in 1999. Increased volumes for cumene and increased sales pricing for the entire segment did not offset declining phenol and acetone volumes, and increased raw material cost.

    NET INTEREST EXPENSE--Net interest expense increased to $67.7 million for the year ended December 31, 2000 from $34.8 million in 1999. The increase is attributable to the increased borrowings used for the purchase of the co-generation plant and the vinyls business from CONDEA Vista.

    PROVISION FOR INCOME TAXES--The provision for income taxes was $36.1 million for the year ended December 31, 2000 compared with $24.8 million in 1999. The 46 percent increase corresponds to the increase in pretax income for the period. The effective tax rate declined slightly in 2000 compared with 1999.

    INCOME FROM CONTINUING OPERATIONS--Income from continuing operations for the year ended December 31, 2000 was $64.2 million, an increase of 49% from the $43.2 million recorded for 1999. Income from continuing operations increased as a result of both greater sales volumes and higher sales prices which more than offset increased raw material costs and interest expense. The inclusion of the vinyls business acquired from CONDEA Vista for a full year contributed to the improvement.

    LOSS FROM DISCONTINUED OPERATIONS--The discontinued methanol operation contributed a $2.5 million loss in 1999. In addition, during 1999, a one-time charge of $7.6 million was recognized net of taxes in connection with the write-off of certain methanol assets and estimated future losses on servicing the remaining methanol contracts through 1999.

    NET INCOME--Net income totaled $64.2 million for the year ended December 31, 2000, a 95 percent increase over 1999. The discussion above enumerates the reasons for the increase.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    SALES--For the year ended December 31, 1999, Georgia Gulf reported sales of $908.9 million, an increase of 4 percent compared to $873.7 million for the same period in 1998. This increase was due to a 9 percent increase in the overall average selling price, offset in part by a 4 percent decrease in overall sales volumes.

    Sales for chlorovinyls were $672.9 million for the year ended December 31, 1999, an increase of 22 percent from $549.5 million for the same period of 1998. The average selling price in 1999 for chlorovinyl products increased 21 percent over 1998. Strong demand for vinyl products, particularly VCM and PVC resins, resulted in higher average selling prices, which were partially offset by a 43 percent decrease in the price of caustic soda. Chlorovinyl sales volumes remained essentially the same for 1999 and 1998. Higher sales volumes for PVC resins and PVC compounds were offset by a decrease in caustic soda and chlorine sales volumes. Sales volumes for 1999 included a full year of sales for North American Plastics, acquired in May 1998, and the inclusion of the vinyls business of CONDEA Vista Company acquired in November 1999. The chlorovinyls segment also benefited from increased electricity sales during certain peak demand periods in 1999.

    Sales for aromatics for the year ended December 31, 1999 were $236.1 million, a decrease of 27 percent from $324.2 million for the same period last year. This decrease was primarily attributable to a decrease of 18 percent in the average selling price for aromatic products and a 13 percent decrease in sales volumes. Cumene sales volumes for 1999 were 48 percent lower than 1998. New capacity additions, which created an oversupply of phenol, caused the average selling price of phenol to decline 31 percent from the prior year.

    COST OF SALES--Cost of sales for the year ended December 31, 1999 was $765.3 million, an increase of 9 percent compared to $700.7 million in 1998. This increase was due to increases in prices for all major raw materials. As a percentage of net sales, cost of sales increased to
84.2 percent in 1999 compared to 80.2 percent in 1998. This increase in cost of sales as a percentage of net sales was due to higher raw material costs along with reduced operating rates.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses were $40.8 million for the year ended December 31, 1999, a decrease of 4 percent from $42.5 million in the same period of 1998. This decrease was due primarily to lower legal and environmental expenses.

    OPERATING INCOME--Operating income for the year ended December 31, 1999 was $102.8 million, a decrease of 21 percent compared to $130.5 million for the same period last year. This decrease was primarily the result of lower operating income in aromatics, offset in part by higher operating income for chlorovinyls. Chlorovinyls operating income for 1999 was $98.8 million, an increase of 34 percent compared to $73.7 million for the same period in 1998. This increase was attributable to average selling price increases outpacing raw material price increases, the sale of electricity during peak demand periods, the inclusion of North American Plastics for the full year and the inclusion of the vinyls business purchased in November 1999. Aromatics operating income for the year ended December 31, 1999 was $15.2 million, a decrease of 79 percent compared to $71.4 million for 1998. This decrease in operating income was due to reduced operating rates, lower cumene sales volumes, increased raw material cost and a decrease in the average selling price for phenol. As a percentage of sales, operating income decreased to 11.3 percent of sales in 1999 compared to
14.9 percent in 1998. This decrease in operating income as a percentage of sales was primarily the result of higher raw material costs across all product lines and reduced pricing in aromatics, which together outpaced average selling price increases in chlorovinyls, resulting in reduced overall margins.

    OTHER EXPENSE--During 1998, we incurred other expenses of $9.5 million, $6.0 million net of taxes, related to the termination of an interest rate hedge agreement.

    NET INTEREST EXPENSE--Net interest expense increased to $34.9 million for the year ended December 31, 1999 compared with $30.8 million for the same period in 1998. This increase was largely attributable to the increased debt issued in November 1999 to fund the acquisition of the vinyls business and purchase the assets related to the cogeneration operating lease.

    PROVISION FOR INCOME TAXES--Provision for income taxes was $24.8 million for the year ended 1999, a decrease of 26 percent compared to $33.6 million for the same period in 1998. This decrease was due to lower taxable income. Our effective tax rate for 1999 was 36.5 percent compared to 37.2 percent for 1998.

    INCOME FROM CONTINUING OPERATIONS--Income from continuing operations for 1999 was $43.1 million, a decrease of 24 percent compared to $56.6 million for the same period in 1998. This decrease was due to the factors discussed above.

    LOSS FROM DISCONTINUED OPERATION--The discontinued methanol operation incurred a net loss of $2.5 million for 1999 as compared to a loss of $0.3 million for the same period in 1998. Additionally, during 1999, Georgia Gulf recognized a one-time charge of $7.6 million, net of taxes, in connection with the write-off of certain methanol assets and future losses on servicing the remaining methanol contracts through the end of 1999.

    NET INCOME--Net income for the year ended 1999 was $33.0 million, a decrease of 41 percent compared to $56.3 million for the same period in 1998. This decrease was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The primary focus for 2000 was to apply cash flow towards reducing the debt incurred in acquiring the vinyls business from CONDEA Vista Company and the purchase of the cogeneration plant. Both transactions occurred during 1999. During 2000, long-term debt was reduced by $138.9 million, of which $25.0 million resulted from an increase in the asset securitization program.

    On November 12, 1999 we entered into a new loan agreement and issued
$200 million eight-year unsecured 10 3/8 percent notes. The net proceeds from these transactions were used to fund the acquisition of the vinyls business of CONDEA Vista Company, replace the prior unsecured revolving credit facility and term loan, purchase assets leased pursuant to the cogeneration facility lease and to pay related fees and expenses.

    For the year ended December 31, 2000, we generated $163.1 million of cash flow from operating activities as compared with $102.0 million during the year ended December 31, 1999. Major sources of cash flow from operating activities in 2000 included net income of $64.2 million, non-cash provisions for depreciation and amortization of $73.3 million and $23.5 million for deferred income taxes. Both the increase in depreciation and amortization and deferred income taxes resulted from including the acquired vinyls business in the full year's results. Total working capital increased $4.8 million to $100.4 million for the year ended December 31, 2000 compared with $95.6 million at the end of 1999.

    Financing activities consumed $143.7 million of cash during 2000 primarily by reducing long-term debt $138.9 million and making dividend payments of $10.0 million. This was offset by cash proceeds from stock issued under stock option and employee stock purchase plans totaling $5.3 million.

    At December 31, 2000, our debt portfolio consists of a $297.8 million senior credit facility, $100.0 million principal amount of 7 5/8 percent notes, $200.0 million principal amount of 10 3/8 percent notes, and $34.5 million in other debt agreements. In addition, we have a $100.0 million revolving credit agreement, which had no borrowings against it at the end of 2000. Debt under the senior credit facility and the 7 5/8 percent notes are secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

    We declared dividends of $0.32 per share, or $10.0 million during 2000. We anticipate continuing to pay dividends to our stockholders of approximately $10.1 million annually. As of December 31, 2000, we had authorization to repurchase up to 5.2 million shares under a common stock repurchase program. We repurchased less than 0.1 million shares during 2000 and have suspended the stock repurchase program.

    We used $21.7 million in cash for investing activities, primarily capital expenditures, for the year ended December 31,2000. For the year ended
December 31, 1999, we used $380.7 million of cash for investing activities primarily in three areas, $14. 4 million on capital expenditures, $103.3 million to purchase the cogeneration plant we previously leased and $263.0 million for the vinyls business of CONDEA Vista Company. In 1998, our investing activities consumed $125.3 million divided between capital expenditures of $25.4 million and the acquisition of North American Plastics for $99.9 million. Capital expenditures for 2001 will be directed toward the maintenance of our facilities, increasing the efficiency of existing operations and certain environmental projects. We estimate total capital expenditures for 2001 will approximate $30.0 million.

    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under noncancelable operating leases with varying maturities through the year 2014. Future minimum payments under these noncancelable operating leases as of December 31, 2000 were $18.3 million in 2001, $14.9 million in 2002, $11.4 million in 2003, $7.8 million in 2004,
$6.0 million in 2005 and $28.0 million thereafter.

    We have take-or-pay agreements for the purchase of ethylene, with various terms extending through 2014. The aggregate amount of the fixed and determinable portion of the required payments under these agreements as of December 31, 2000 was $7.1 million for each of the years 2001 through 2007 and $4.6 million for 2008. Additionally, in connection with the acquisition of the vinyls business of CONDEA Vista, we have agreed to purchase 600 million pounds of ethylene on a take-or-pay basis at market prices from CONDEA Vista annually through 2002, followed by an optional reduction in the required purchases of 100 million pounds per year for the final four years of the agreement.

    Our ability to satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our markets, cash flow from operations will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Further, any future acquisitions, joint ventures, arrangements or similar transactions will likely require additional capital, and there can be no assurance that this capital will be available to us.

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

NEW ACCOUNTING PRONOUNCEMENTS

    During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. As amended, we adopted SFAS 133 on January 1, 2001. We have evaluated this statement's effect on our derivative instruments, which are interest rate swaps designated as cash flow hedges against long-term obligations. We expect to report adjustments to fair value as other comprehensive income with no material impact to net income because of the effectiveness of the swaps.

FORWARD-LOOKING STATEMENTS

    This Annual Report and other communications to stockholders, as well as oral statements made by our representatives, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

    Predictions of future results contain a measure of uncertainty, and accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements include, changes in the general economy, changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which our products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in the Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    DISCLOSURES ABOUT MARKET RISK--We are subject to certain market risks related to long-term financing and related derivative financial instruments, foreign currency exchange rates and commodity prices. We have policies and procedures to mitigate the potential loss arising from adverse changes in these risk factors.

    INTEREST RATE SENSITIVITY--The following table is a "forward-looking" statement that provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and financing obligations. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. We do not use interest rate swap agreements or any other derivatives for trading purposes. For financing obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. The information and cash flows are presented in U.S. dollars, which is our reporting currency.

                                                    PRINCIPAL (NOTIONAL) AMOUNTS BY MATURITY DATE                          FAIR
                                          -----------------------------------------------------------------              VALUE AT
DOLLARS IN THOUSANDS                        2001       2002       2003       2004       2005     THEREAFTER    TOTAL     12/31/00
--------------------                      --------   --------   --------   --------   --------   ----------   --------   --------
Long-term financing
Long-term debt:
Fixed rate principal...................    $  --     $  8,514    $   --     $   --    $100,000    $208,994    $317,508   $297,065
  Average interest rate................       --        10.88%       --         --        7.63%      10.21%       9.41%        --
  Variable rate principal..............    9,794       22,030    24,535     27,040      27,040     204,389     314,828   $314,828
  Average interest rate................     8.33%        8.15%     8.44%      8.65%       8.84%       8.61%       8.58%        --
Interest rate derivatives
Interest rate swaps:
  Variable to fixed notional amount....    $  --     $100,000    $   --     $   --    $     --    $     --    $100,000   ($ 1,062)
  Average pay rate.....................       --        6.273%       --         --          --          --       6.273%        --
  Average receive rate.................       --        6.625%       --         --          --          --       6.625%        --

    FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY--Substantially all of our sales are denominated in U.S. dollars. The foreign currency exchange rate risk relates to annual sales of less than $15.4 million.

    COMMODITY PRICE SENSITIVITY--The availability and price of our raw materials are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we execute raw material purchase contracts, which are generally less than one year in duration. As of December 31, 2000, there were no forward raw material purchase contracts open.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Georgia Gulf Corporation:

    We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Atlanta, Georgia
February 16, 2001

                              REPORT OF MANAGEMENT

To the Stockholders of Georgia Gulf Corporation:

    The accompanying consolidated financial statements of Georgia Gulf Corporation and subsidiaries are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. The financial information displayed in other sections of this 2000 Annual Report is consistent with the consolidated financial statements.

    The integrity and the objectivity of the data in these consolidated financial statements, including estimates and judgments relating to matters not concluded by year-end, are the responsibility of management. We maintain accounting systems and related internal controls to provide reasonable assurance that financial records are reliable for preparing the consolidated financial statements and for maintaining accountability for assets. The system of internal controls also provides reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization. Periodic reviews of the systems and of internal controls are performed by our internal audit department.

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

Richard B. Marchese
Vice President Finance, Chief Financial Officer and Treasurer

                          CONSOLIDATED BALANCE SHEETS

                            GEORGIA GULF CORPORATION

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
IN THOUSANDS, EXCEPT SHARE DATA                                  2000          1999
-------------------------------                               -----------   -----------
Assets
Cash and cash equivalents...................................  $    2,042    $    4,424
Receivables, net of allowance for doubtful accounts of
  $2,372 in 2000 and $2,400 in 1999.........................     145,789       164,376
Inventories.................................................     123,156       112,844
Prepaid expenses............................................       7,607         5,440
Deferred income taxes.......................................       5,243         6,172
                                                              ----------    ----------
      Total current assets..................................     283,837       293,256
                                                              ----------    ----------
Property, plant and equipment, at cost......................   1,004,861       985,825
  Less accumulated depreciation.............................     378,084       314,275
                                                              ----------    ----------
  Property, plant and equipment, net........................     626,777       671,550
                                                              ----------    ----------
Goodwill....................................................      80,198        82,676
                                                              ----------    ----------
Other assets................................................      50,275        50,083
                                                              ----------    ----------
Net assets of discontinued operation........................          --           443
                                                              ----------    ----------
      Total assets..........................................  $1,041,087     1,098,008
                                                              ----------    ----------
Liabilities and Stockholders' Equity
Current portion of long-term debt                             $    9,794        22,000
Accounts payable............................................     147,949       143,898
Interest payable............................................       5,388         5,926
Accrued income taxes........................................          --           494
Accrued compensation........................................      10,380         7,682
Other accrued liabilities...................................       9,898        17,632
                                                              ----------    ----------
      Total current liabilities.............................     183,409       197,632
                                                              ----------    ----------
Long-term debt                                                   622,541       749,194
                                                              ----------    ----------
Deferred income taxes.......................................     116,545        93,949
                                                              ----------    ----------
Stockholders' equity
  Preferred stock--$0.01 par value; 75,000,000 shares
    authorized; no shares issued............................          --            --
  Common stock--$0.01 par value; 75,000,000 shares
    authorized; shares issued and outstanding: 31,714,280 in
    2000 and 31,290,862 in 1999.............................         317           313
  Additional paid-in capital................................      12,478         5,250
  Retained earnings.........................................     105,797        51,670
                                                              ----------    ----------
      Total stockholders' equity............................     118,592        57,233
                                                              ----------    ----------
      Total liabilities and stockholders' equity............  $1,041,087    $1,098,008
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                            GEORGIA GULF CORPORATION

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
IN THOUSANDS, EXCEPT SHARE DATA                               2000         1999         1998
-------------------------------                            ----------   ----------   ----------
Net Sales................................................  $1,581,653   $  908,974   $  873,673
Operating costs and expenses
    Cost of sales........................................   1,367,986      765,323      700,728
    Selling, general and administrative expenses.........      45,634       40,845       42,455
                                                           ----------   ----------   ----------
        Total operating costs and expenses...............   1,413,620      806,168      743,183
                                                           ----------   ----------   ----------
Operating income.........................................     168,033      102,806      130,490
Other income (expense)
    Loss on interest rate hedge agreement................          --           --       (9,500)
    Interest expense.....................................     (67,971)     (34,978)     (30,867)
    Interest income......................................         230          141           49
                                                           ----------   ----------   ----------
Income from continuing operations before income taxes....     100,292       67,969       90,172
Provision for income taxes...............................      36,112       24,808       33,587
                                                           ----------   ----------   ----------
Income from continuing operations........................      64,180       43,161       56,585
Discontinued operation
    (Loss)/earnings from discontinued operation, net.....          --       (2,525)        (306)
    Loss on disposal of discontinued operation, net......          --       (7,631)          --
                                                           ----------   ----------   ----------
Net income...............................................  $   64,180   $   33,005   $   56,279
                                                           ==========   ==========   ==========
Earnings/(loss) per share
    Basic
        Continuing operations............................  $     2.04   $     1.39   $     1.80
        Discontinued operation...........................          --        (0.32)       (0.01)
                                                           ----------   ----------   ----------
                                                           $     2.04   $     1.07   $     1.79
                                                           ==========   ==========   ==========
    Diluted
        Continuing operations............................  $     2.03   $     1.38   $     1.78
        Discontinued operation...........................          --        (0.32)       (0.01)
                                                           ----------   ----------   ----------
                                                           $     2.03   $     1.06   $     1.77
                                                           ==========   ==========   ==========
Weighted average common shares--basic....................  31,408,042   30,946,784   31,474,072
Weighted average common shares--diluted..................  31,539,854   31,106,680   31,786,536

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            GEORGIA GULF CORPORATION

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
IN THOUSANDS                                                    2000        1999        1998
------------                                                  ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  64,180   $  33,005   $  56,279
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................     73,331      49,598      44,023
      Provision for deferred income taxes...................     23,525       4,604      28,237
      Tax benefit related to stock plans....................      2,048         840       1,406
      Loss on disposal of discontinued operation, net.......         --       7,631          --
      Loss (earnings) from discontinued operation, net......         --       2,525         306
      Change in operating assets and liabilities, net of
        effects of acquisitions:
          Receivables.......................................     18,587         165       2,575
          Inventories.......................................    (10,312)     (5,322)     23,347
          Prepaid expenses..................................     (2,167)     (2,199)      4,361
          Accounts payable..................................      4,051       5,230     (27,764)
          Interest payable..................................       (538)      3,654          54
          Accrued income taxes..............................       (494)        494          --
          Accrued compensation..............................      2,698        (548)     (2,664)
          Accrued pension...................................         --        (378)     (1,879)
          Accrued liabilities...............................     (7,734)      4,799      (1,995)
          Other.............................................     (4,532)     (4,786)     (3,397)
                                                              ---------   ---------   ---------
Net cash provided by continuing operations..................    162,643      99,312     122,889
Net cash provided by discontinued operation.................        443       2,720         482
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................    163,086     102,032     123,371
                                                              ---------   ---------   ---------
Cash flows from investing activities:
          Capital expenditures..............................    (21,739)    (14,427)    (25,374)
          Buyout of cogeneration operating lease............         --    (103,303)         --
          Acquisitions, net of cash acquired................         --    (263,000)    (99,902)
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................    (21,739)   (380,730)   (125,276)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
          Long-term debt proceeds...........................     53,814     736,921     207,485
          Long-term debt payments...........................   (192,674)   (449,550)   (141,550)
          Proceeds from issuance of common stock............      5,305       4,414       4,497
          Repurchase and retirement of common stock.........       (121)         --     (58,880)
          Dividends.........................................    (10,053)     (9,907)    (10,024)
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........   (143,729)    281,878       1,528
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................     (2,382)      3,180        (377)
Cash and cash equivalents at beginning of year..............      4,424       1,244       1,621
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   2,042   $   4,424   $   1,244
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            GEORGIA GULF CORPORATION

                                                     COMMON STOCK        ADDITIONAL                  TOTAL
                                                 ---------------------    PAID-IN     RETAINED   STOCKHOLDERS'
IN THOUSANDS, EXCEPT SHARE DATA                    SHARES      AMOUNT     CAPITAL     EARNINGS      EQUITY
-------------------------------                  ----------   --------   ----------   --------   -------------
Balance, December 31, 1997                       32,781,439     $328       $    --    $ 35,275     $ 35,603
Net income.....................................          --       --            --      56,279       56,279
Dividends paid.................................          --       --            --     (10,024)     (10,024)
Tax benefit realized from stock option plans...          --       --         1,406          --        1,406
Common stock issued upon exercise of stock
  options......................................     169,830        2         1,440          --        1,442
Common stock issued under stock purchase
  plan.........................................     228,585        2         3,053          --        3,055
Repurchase and retirement of common stock......  (2,296,100)     (23)       (5,899)    (52,958)     (58,880)
                                                 ----------     ----       -------    --------     --------
Balance, December 31, 1998                       30,883,754     $309       $    --    $ 28,572     $ 28,881
                                                 ----------     ----       -------    --------     --------

Net income.....................................          --       --            --      33,005       33,005
Dividends paid.................................          --       --            --      (9,907)      (9,907)
Tax benefit realized from stock option plans...          --       --           840          --          840
Common stock issued upon exercise of stock
  options......................................     188,655        2         1,494          --        1,496
Common stock issued under stock purchase
  plan.........................................     218,453        2         2,916          --        2,918
                                                 ----------     ----       -------    --------     --------
Balance, December 31, 1999                       31,290,862     $313       $ 5,250    $ 51,670     $ 57,233
                                                 ----------     ----       -------    --------     --------

NET INCOME.....................................          --       --            --      64,180       64,180
DIVIDENDS PAID.................................          --       --            --     (10,053)     (10,053)
TAX BENEFIT REALIZED FROM STOCK OPTION PLANS...          --       --         1,039          --        1,039
TAX BENEFIT REALIZED FROM STOCK PURCHASE
  PLAN.........................................          --       --         1,009          --        1,009
COMMON STOCK ISSUED UPON EXERCISE OF STOCK
  OPTIONS......................................     195,865        2         1,785          --        1,787
COMMON STOCK ISSUED UNDER STOCK PURCHASE
  PLAN.........................................     236,953        2         3,516          --        3,518
REPURCHASE AND RETIREMENT OF COMMON STOCK......      (9,400)      --          (121)         --         (121)
                                                 ----------     ----       -------    --------     --------
BALANCE, DECEMBER 31, 2000.....................  31,714,280     $317       $12,478    $105,797     $118,592
                                                 ==========     ====       =======    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            GEORGIA GULF CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation--The consolidated financial statements include the accounts of Georgia Gulf Corporation and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

    NATURE OF OPERATIONS--We are a manufacturer and international marketer of chemical products. Our products are primarily intermediate chemicals sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable.

    USE OF ESTIMATES--Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--Marketable securities that are highly liquid with an original maturity of three months or less are considered to be the equivalent of cash for purposes of financial statement presentation.

    INVENTORIES--Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2000, 1999 and 1998 was $1,171,000, $948,000 and $667,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes. Depreciation expense totaled approximately $66,500,000, $47,300,000 and $43,400,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The estimated useful lives of the assets are as follows:

Buildings and land improvements.............................  20-30 years
Machinery and equipment.....................................  3-15 years

    GOODWILL--Goodwill of $86,725,000 was capitalized in connection with the acquisition of North American Plastics, Inc. in 1998 (see Note 3). The goodwill is being amortized over a 35-year period. Goodwill amortized to cost of sales during 2000, 1999 and 1998 was $2,478,000, $2,478,000 and $1,571,000,
respectively. Accumulated amortization of goodwill totaled approximately $6,527,000 and $4,049,000 for the years ended December 31, 2000 and 1999, respectively.

    OTHER ASSETS--Other assets primarily consist of deposits for long-term raw material purchase contracts and debt issuance costs (see Note 8). Deposits are being amortized as additional raw material cost over the remaining 15-year life of the related contracts in proportion to raw material delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the related indebtedness.

    LONG-LIVED ASSETS--We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is probable

                            GEORGIA GULF CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset will be written down to its fair value.

    FINANCIAL INSTRUMENTS--We do not use derivatives for trading purposes. Interest rate swap and cap agreements, forms of derivatives, are used to manage interest costs on certain portions of our long-term debt (see Note 16). These financial statements do not reflect temporary market gains and losses on derivative financial instruments, although the estimated fair value is disclosed in Note 16. If subsequent to being hedged underlying transactions are no longer likely to occur, the related derivative gains and losses are recognized currently as income or expense. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of December 31, 2000 and 1999, interest rate swap agreements were the only form of derivative financial instrument outstanding.

    REVENUE RECOGNITION--Revenue is recognized when an agreement exists, product is shipped, prices are determinable and collectibility is reasonably assured.

    ENVIRONMENTAL EXPENDITURES--Environmental expenditures related to current operations or future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenues are expensed. Liabilities are recognized when environmental assessments or cleanups are probable and the costs can be reasonably estimated.

    EARNINGS PER SHARE--Basic earnings per share are computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share are computed based on the weighted average number of common shares outstanding, adjusted for dilutive potential issuances of common stock. A reconciliation of the number of shares used for computing basic and diluted earnings per share is presented in Note 17.

    STOCK-BASED COMPENSATION--Stock-based compensation is recognized using the intrinsic value method. Pro forma net income and earnings per share impacts are presented in Note 11 as if the fair value method had been applied.

    COMPREHENSIVE INCOME--Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. There are no differences between comprehensive income and net income for the periods presented. As a result, comprehensive income amounts are not presented separately in the accompanying financial statements.

2.  NEW ACCOUNTING PRONOUNCEMENTS

    During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133, as amended, on January 1,2001. The adoption of SFAS 133 impacts the accounting for our interest rate swap agreements, which is discussed further in
Note 16.

                            GEORGIA GULF CORPORATION

2.  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
    During 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements" which clarifies the basic criteria for recognizing revenue. We adopted this bulletin during the fourth quarter of 2000. The adoption of this bulletin did not have a material impact on our financial statements.

    During 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. We adopted this accounting during the fourth quarter of 2000 and reclassified prior years to conform to the current year presentation. As a result, sales and cost of goods sold increased by $62.5 million in 2000, $51.2 million in 1999 and $48.4 million in 1998.

3.  ACQUISITIONS

    The vinyls business of CONDEA Vista Company--On November 12, 1999, we completed the acquisition of the assets of the vinyls business of CONDEA Vista Company. The purchase included substantially all of the assets and net working capital of the vinyls business as of the date of acquisition. The acquisition was accounted for as a purchase, and the results of the vinyls business's operations have been included in our consolidated financial statements from the date of acquisition. The preliminary purchase price, including related fees and expenses, consisted of $263,000,000 of cash and the issuance of a $10,000,000 two-year, noninterest-bearing note payable to CONDEA Vista Company. The note was recorded at its net present value of $7,750,000 at the date of acquisition. During the second quarter of 2000, we paid CONDEA Vista Company approximately $16,286,000, representing an adjustment to the purchase price for actual working capital on the closing date. The final purchase price approximated the fair market value of the net assets acquired.

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

                            GEORGIA GULF CORPORATION

3.  ACQUISITIONS (CONTINUED)

    NORTH AMERICAN PLASTICS--On May 11, 1998, we acquired all the issued and outstanding common stock of North American Plastics, Inc., a privately held manufacturer of flexible vinyl compounds with a production capacity of 190,000,000 pounds. North American Plastics has two manufacturing locations in Mississippi. The vinyl compounds produced by North American Plastics are used in wire and cable for construction, automobiles and appliances as well as various other consumer and industrial products.

    We acquired the stock of North American Plastics in exchange for net cash consideration of $99,902,000 plus our assumption of $500,000 in debt. The cash portion of the acquisition was financed with proceeds from our previous revolving credit facility. The transaction was accounted for as a purchase, and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by $86,725,000. This excess was allocated to goodwill and is being amortized on a straight-line basis over a period of 35 years. The results of operations of the acquired business have been included in our consolidated financial statements from the date of acquisition.

4.  DISCONTINUED OPERATION

    On September 2, 1999, we announced our decision to exit the methanol business at the end of 1999. In connection with the discontinuance of the methanol business, we incurred a one-time charge of $7,631,000, net of income tax benefits, related to the write-off of the methanol plant assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The methanol plant remains idle and we intend to dismantle the facility at some time in the future. All methanol sales contracts have been assigned, and our methanol customer list has been sold. Proceeds from sales of the methanol railcars, customer list and other discontinued plant assets approximated $2,900,000. The disposition of the methanol operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the reallocation of fixed overhead charges to other business segments. For business segment reporting purposes, the methanol business results were previously classified as the segment "Gas Chemicals."

    Sales and income from the discontinued operation are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
IN THOUSANDS                                            2000       1999       1998
------------                                          --------   --------   --------
Net sales...........................................       --    $ 39,091   $52,580
Pretax (loss) income from discontinued operation....       --      (3,976)     (487)
Pretax loss on disposal of business segment.........       --     (12,017)       --
Income tax benefit (expense)........................       --       5,837       181
Net (loss) income from discontinued operation.......       --    $(10,156)  $  (306)

    Assets and liabilities of the discontinued operation were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
IN THOUSANDS                                                    2000       1999
------------                                                  --------   --------
Current assets..............................................       --     $3,553
Current liabilities.........................................       --     (3,110)
Net assets of discontinued operation........................       --     $  443

                            GEORGIA GULF CORPORATION

5.  RECEIVABLES

    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $75,000,000, as permitted by the Securitization. Prior to May 24, 2000, the Securitization permitted the sale of $50,000,000. In conjunction with the sale of receivables, we recorded losses of $4,539,000, $2,793,000 and $2,807,000 for 2000, 1999 and 1998, respectively, which are included as selling and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the Securitization, to the monthly balance in the ownership interest sold.

    At December 31, 2000, the unpaid balance of accounts receivable in the defined pool was approximately $154 million. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We have a subordinated interest of approximately $79 million in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During 2000, we received approximately $1.35 billion from the sales of receivables under the Securitization consisting of $25 million related to sales of new securitizations and $1.32 billion from subsequent sales of receivables.

6.  INVENTORIES

    The major classes of inventories were as follows:

                                                            DECEMBER 31,
                                                        ---------------------
IN THOUSANDS                                               2000        1999
------------                                            ----------   --------
Raw materials and supplies............................  $   45,662   $ 48,868
Finished goods........................................      77,494     63,976
Inventories...........................................  $  123,156   $112,844

7.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                            DECEMBER 31,
                                                        ---------------------
IN THOUSANDS                                               2000        1999
------------                                            ----------   --------
Machinery and equipment...............................  $  926,394   $905,470
Land and land improvements............................      27,792     27,646
Buildings.............................................      31,939     32,172
Construction in progress..............................      18,736     20,537
Property, plant and equipment, at cost................  $1,004,861   $985,825

                            GEORGIA GULF CORPORATION

8.  OTHER ASSETS

    Other assets, net of accumulated amortization, consisted of the following:

                                                            DECEMBER 31,
                                                        ---------------------
IN THOUSANDS                                               2000        1999
------------                                            ----------   --------
Deposits for long-term purchase contracts               $   25,808   $ 25,302
Debt issuance costs...................................      15,401     18,536
Other.................................................       9,066      6,245
Other assets..........................................  $   50,275   $ 50,083

    Debt issuance costs amortized as interest expense during 2000, 1999 and 1998 were $3,931,000, $675,000 and $527,000, respectively.

9.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                            DECEMBER 31,
                                                        ---------------------
IN THOUSANDS                                               2000        1999
------------                                            ----------   --------
Senior credit facility
  Tranche A term loan.................................  $  100,471   $225,000
  Tranche B term loan.................................     197,356    200,000
  Revolving facility..................................          --     13,000
7 5/8% notes due 2005.................................     100,000    100,000
10 3/8% notes due 2007................................     200,000    200,000
Other.................................................      34,508     33,194
Total debt............................................     632,335    771,194
  Less current portion................................       9,794     22,000
Long-term debt........................................  $  622,541   $749,194

    On November 12, 1999, we entered into a new loan agreement (the "Senior Credit Facility") and issued $200,000,000 of eight-year unsecured 10 3/8 percent notes. The Senior Credit Facility included a tranche A term loan of $225,000,000, a tranche B term loan of $200,000,000 and a revolving credit facility of up to $100,000,000. The net proceeds from these transactions were used to fund the acquisition of the vinyls business (see Note 3), replace the prior unsecured revolving credit facility and term loan, purchase assets leased pursuant to the cogeneration facility lease (see Note 14) and pay related fees and expenses of approximately $16,598,000.

    Under the Senior Credit Facility, the tranche A term loan and the revolving credit facility mature November 12, 2005. The tranche B term loan matures November 12, 2006. As of December 31, 2000, $89,068,000 was available for borrowing under the terms of the Senior Credit Facility. An annual commitment fee, which ranges from 0.375 percent to 0.5 percent (currently 0.375 percent), is required to be paid on the undrawn portion of the commitments under the Senior Credit Facility. For any of the loans under the Senior Credit Facility, we may choose to pay interest based on the prime rate of The Chase Manhattan Bank plus the applicable pricing margin or LIBOR plus the applicable pricing margin. For 2000 and 1999, the average interest rate for the tranche A term loan was 8.75 percent and 8.64 percent, for the tranche B term loan was 9.19 percent and 8.64 percent and for the revolving credit facility was 10.55 percent and
10.23 percent, respectively. The Senior Credit Facility is secured by

                            GEORGIA GULF CORPORATION

9.  LONG-TERM DEBT (CONTINUED)
substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

    We have $100,000,000 principal amount of 7 5/8 percent notes outstanding, which are due in November 2005. Interest on the notes is payable semiannually on May 15 and November 15 of each year. The notes are not redeemable prior to maturity. In accordance with the indenture relating to the 7 5/8 percent notes, at the closing of the Senior Credit Facility, the 7 5/8 percent notes became secured equally and ratably with the Senior Credit Facility. The 7 5/8 percent notes are secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

    In November 1999, we issued $200,000,000 of unsecured 10 3/8 percent notes, which are due November 2007. Interest on the notes is payable on May 1 and November 1 of each year, commencing May 1, 2000. Prior to November 1, 2002, we may on any one or more occasions redeem up to 35 percent of the original principal amount of the notes with the net cash proceeds of one or more equity offerings at a redemption price of 110.375 percent of the principal amount of the notes. On or after November 1, 2003, we may redeem the notes in whole or part, initially at 105.188 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after November 1, 2006.

    On November 12, 1999, we terminated our prior unsecured revolving credit facility and term loan. The interest rate on the revolving credit facility was based on LIBOR and averaged 5.51 percent for 1999. The average interest rate for the term loan agreement was 7.04 percent for 1999. The LIBOR-based variable interest rate on the term loan was fixed at a rate ranging from 6.71 percent to
7.04 percent using interest rate swap agreements.

    Under the Senior Credit Facility and the indentures related to the 7 5/8 percent notes and 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our limit for dividends and repurchases of common stock was $25,000,000 as of December 31, 2000.

    Scheduled maturities of long-term debt outstanding at December 31, 2000 are $9,794,000 in 2001, $30,544,000 in 2002, $24,535,000 in 2003, $27,040,000 in
2004, $127,040,000 in 2005 and $413,382,000 thereafter. Cash payments for interest during 2000, 1999 and 1998, excluding debt issuance costs, were $63,123,000, $31,133,000 and $30,398,000, respectively.

10.  STOCKHOLDERS' EQUITY

    During 2000 we repurchased 9,400 shares of common stock for $121,000. As of December 31, 2000, we had authorization to repurchase 5,216,200 additional shares under a common stock repurchase program, subject to certain restrictions as described in Note 9. During 1999 we did not repurchase any shares of our common stock.

    Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from us 1/100th of a share of Junior Participating Preferred Stock for $90.00, subject to adjustment in certain circumstances. The rights expire on April 27, 2010 and may be redeemed by us for $0.01 per right until the earlier to occur of (1) the tenth calendar day following announcement by us that a person or group (other than us or certain related persons) beneficially owns 15 percent or more of our outstanding shares of common stock (an "Acquiring Person") or (2) the

                            GEORGIA GULF CORPORATION

10.  STOCKHOLDERS' EQUITY (CONTINUED)
tenth business day following the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earliest of any such date, the "Distribution Date"). The rights first become exercisable on the Distribution Date. Subject to certain conditions, if a person or group becomes an Acquiring Person, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, common stock having a market value equal to two times the right's exercise price. In addition, subject to certain conditions, if we are involved in a merger or certain other business combination transactions, each right will entitle its holder (other than an Acquiring Person) to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the right's exercise price.

    In connection with the stock purchase rights described above, 15,000,000 of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $0.01 or that which is paid on the common shares.

11.  STOCK OPTION AND PURCHASE PLANS

    Options to purchase our common stock have been granted to employees under a plan adopted in 1998. Under the 1998 Equity and Performance Incentive Plan, approved by our stockholders, we grant options to purchase up to 2,000,000 shares to employees and nonemployee directors. Option prices are equal to the closing price of our stock on the date of grant. Options vest over a one or three year period from the date of grant and expire no more than ten years after the grant. Options to purchase our common stock under a 1990 plan expired during 2000.

    A summary of stock option activity under all plans is as follows:

                                                              YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------------------------------
                                          2000                          1999                         1998
                               ---------------------------   --------------------------   --------------------------
                               EXERCISE SHARES    PRICE(1)   EXERCISE SHARES   PRICE(1)   EXERCISE SHARES   PRICE(1)
                               ----------------   --------   ---------------   --------   ---------------   --------
Outstanding at
  beginning of year..........         1,697,731   $  25.46        952,386      $ 24.75         768,116       $16.13
Granted......................                --         --        963,000        22.69         440,000        35.19
Exercised....................          (195,865)      9.12       (188,655)        7.93        (169,830)        8.49
Forfeited/Expired............           (49,283)     24.34        (29,000)       25.00         (85,900)       32.91
                               ----------------   --------      ---------      -------       ---------       ------
Outstanding at year end......         1,452,583   $  27.70      $1,697,731     $ 25.46         952,386       $24.75
                               ================   ========      =========      =======       =========       ======
Exercisable at year end......           752,759   $  30.19      $ 500,900      $ 25.62         519,386       $16.01
Options available for
  grant......................           716,833                   730,827                    1,664,827

------------------------

(1) Weighted average

                            GEORGIA GULF CORPORATION

11.  STOCK OPTION AND PURCHASE PLANS (CONTINUED)
    The following table summarizes information about stock options at December 31, 2000:

                                                                                                 EXERCISABLE
                                                        OUTSTANDING STOCK OPTIONS               STOCK OPTIONS
                                                ------------------------------------------   -------------------
                                                            EXERCISE        REMAINING                   EXERCISE
RANGE OF EXERCISE PRICES                         SHARES     PRICE(1)   CONTRACTUAL LIFE(1)    SHARES    PRICE(1)
------------------------                        ---------   --------   -------------------   --------   --------
$15.01 TO $25.00..............................    416,583    $15.45       8.11 YEARS         151,919     $15.46
$25.01 TO $35.00..............................    493,500     29.31       8.96 YEARS         171,836      29.31
$35.00 TO $36.50..............................    542,500     35.65       6.00 YEARS         429,004      35.76
                                                ---------    ------        ----------        -------     ------
TOTAL $15.01 TO $36.50........................  1,452,583    $27.70       7.61 YEARS         752,759     $30.19
                                                =========    ======        ==========        =======     ======

------------------------

(1) Weighted average

    Our stockholders have approved a qualified, noncompensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee's base salary. In connection with this stock purchase plan, 1,023,137 shares of common stock are reserved for future issuances. Under this plan, 236,953, 218,453 and 228,585 shares of common stock were issued at $14.85, $13.36 and $13.36 per share during 2000, 1999 and 1998, respectively.

    We account for our stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation was recognized in 2000, 1999 and 1998 for our stock option plans or our stock purchase plan.

    For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2000, 1999 and 1998 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.11 percent, 5.30 percent and 5.44 percent; dividend yields of
1.00 percent, 1.56 percent and 1.00 percent; and expected volatilities of 0.44,
0.46 and 0.32. The expected life of a right and option was assumed to be one year and three years, respectively, for all years. The weighted average fair value of options granted was $7.64 and $9.29 for the years ended December 31, 1999 and 1998, respectively. Using these assumptions, the amount of compensation expense under the fair value method related to the stock option grants in 1999 and 1998 would have been $1,861,000 and $1,056,000 for 1999 and 1998, respectively. There were no stock option grants in 2000. Also using these assumptions, the compensation expense under the fair value method for the stock purchase plan rights for 2000, 1999 and 1998 would have been $1,392,000, $1,140,000 and $1,224,000, respectively. Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions

                            GEORGIA GULF CORPORATION

11. STOCK OPTION AND PURCHASE PLANS (CONTINUED) previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                  2000       1999       1998
-----------------------------------                --------   --------   --------
Net income
As reported......................................  $64,180    $33,005    $56,279
Pro forma........................................   61,105     31,124     54,848
Basic earnings per share
As reported......................................  $  2.04    $  1.07    $  1.79
Pro forma........................................     1.95       1.01       1.74
Diluted earnings per share
As reported......................................  $  2.03    $  1.06    $  1.77
Pro forma........................................     1.94       1.00       1.73

12.  EMPLOYEE BENEFIT PLANS

    We have certain pension, savings and profit-sharing plans that cover substantially all of our employees. The expense incurred for these plans was approximately $4,452,000, $3,343,000 and 2,434,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

    During 1998, we restructured several of our executive benefit plans whereby certain plan benefits were replaced by new retirement agreements funded by life insurance contracts. The elimination of the benefits under the previous plans resulted in a reduction to pension expense for 1998 of $1,520,000. The total expense related to the new agreements for 1999 and 1998 was $130,000 and $693,000, respectively, which represented the cost of the insurance contracts, net of the increase in the cash surrender value of the contracts. The new agreements generated $30,000 of income for 2000.

    In 1998, we adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

    On a weighted average basis, the following assumptions were used in the accounting for the net periodic benefit costs of the defined benefit plans:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
Discount rate...........................................    7.75%         7.75%         7.00%
Expected return on plan assets..........................    9.00%         9.00%         9.00%
Rate of compensation increase...........................    5.50%         5.50%         5.50%

                            GEORGIA GULF CORPORATION

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The amount of net periodic benefit cost recognized includes the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
IN THOUSANDS                                          2000       1999       1998
------------                                        --------   --------   --------
Components of periodic benefit cost:
  Service cost....................................  $ 2,976    $ 2,297    $ 1,946
  Interest cost...................................    3,524      3,216      3,156
  Expected return on assets.......................   (6,104)    (5,512)    (4,808)
  Amortization of:
    Transition obligation.........................      344        343        343
    Prior service cost............................       97         95        103
    Actuarial gain................................   (1,180)      (807)      (634)
                                                    -------    -------    -------
                                                       (343)      (368)       106
Settlement benefit................................      262         --     (1,520)
                                                    -------    -------    -------
Total net periodic benefit (income) cost..........  $   (81)   $  (368)   $(1,414)
                                                    =======    =======    =======

    The reconciliations of the beginning and ending balances of the benefit obligation for our defined benefit plans and the fair value of plan assets were as follows:

                                                               DECEMBER 31,
                                                            -------------------
IN THOUSANDS                                                  2000       1999
------------                                                --------   --------
Change in benefit obligation:
  Net benefit obligation at beginning of year.............  $43,025    $45,085
  Service cost............................................    2,976      2,297
  Interest cost...........................................    3,524      3,216
  Actuarial (gain) loss...................................      159     (6,474)
  Plan Amendments.........................................       38         --
  Settlements.............................................     (471)        --
  Gross benefits paid.....................................   (1,292)    (1,099)
                                                            -------    -------
Net benefit obligation at end of year.....................  $47,959    $43,025
                                                            =======    =======
Change in plan assets:
  Fair value of plan assets at beginning of year..........  $68,405    $61,636
  Actual return on plan assets............................    4,465      7,589
  Employer contributions..................................      466        279
  Settlements.............................................     (795)        --
  Gross benefits paid.....................................   (1,292)    (1,099)
                                                            -------    -------
Fair value of plan assets at end of year..................  $71,249    $68,405
                                                            =======    =======

                            GEORGIA GULF CORPORATION

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The funded status of our defined benefit plans and the amounts recognized in the statement of financial position were as follows:

                                                             DECEMBER 31,
                                                          -------------------
IN THOUSANDS                                                2000       1999
------------                                              --------   --------
Reconciliation of funded status:
  Funded status at end of year..........................  $ 23,290   $ 25,380
  Unrecognized net actuarial gain.......................   (23,892)   (26,898)
  Unrecognized prior service cost.......................       417        476
  Unrecognized net transition obligation................     1,574      1,884
                                                          --------   --------
Net amount recognized at end of year....................  $  1,389   $    842
                                                          ========   ========
Amounts recognized in the statement of financial
position:
  Prepaid benefit cost..................................  $  6,488   $  5,575
  Accrued benefit cost..................................    (5,099)    (4,733)
  Additional minimum liability..........................      (423)      (310)
  Intangible asset......................................       423        310
Net amount recognized at end of year....................  $  1,389   $    842

13.  INCOME TAXES

    The provision for income taxes was as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
IN THOUSANDS                                         2000       1999       1998
------------                                       --------   --------   --------
Current:
  Federal........................................  $11,669    $18,472    $ 6,046
  State..........................................      918      1,732       (696)
                                                   -------    -------    -------
                                                    12,587     20,204      5,350
                                                   -------    -------    -------
Deferred:
  Federal........................................   21,433      3,957     24,651
  State..........................................    2,092        647      3,586
                                                   -------    -------    -------
                                                    23,525      4,604     28,237
                                                   -------    -------    -------
Provision for income taxes.......................  $36,112    $24,808    $33,587
                                                   =======    =======    =======

                            GEORGIA GULF CORPORATION

13.  INCOME TAXES (CONTINUED)
    The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                              2000          1999          1998
                                                            --------      --------      --------
Statutory federal income tax rate.....................        35.0%         35.0%         35.0%
State income taxes, net of federal benefit............         2.0           2.3           2.1
Other.................................................        (1.0)         (0.8)          0.1
Effective income tax rate.............................        36.0%         36.5%         37.2%

    Cash payments for income taxes during 2000, 1999 and 1998 were $32,201,000, $6,474,000 and $11,004,000 respectively.

    Our net deferred tax liability consisted of the following major items:

                                                             DECEMBER 31,
                                                         --------------------
IN THOUSANDS                                               2000        1999
------------                                             ---------   --------
Deferred tax assets:
  Receivables..........................................  $     808   $    646
  Inventories..........................................      1,437      1,504
  Vacation.............................................      1,944      2,000
  Other................................................      1,054      2,022
                                                         ---------   --------
    Total deferred tax assets..........................      5,243   $  6,172
Deferred tax liability:
  Property, plant and equipment........................   (116,545)   (93,949)
                                                         ---------   --------
Net deferred tax liability.............................  $(111,302)  $(87,777)
                                                         =========   ========

    We believe, based on our history of operating expenses and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 2000.

14.  COMMITMENTS AND CONTINGENCIES

LEASES--We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under noncancelable operating leases with varying maturities through the year 2014. Future minimum payments under these noncancelable operating leases as of December 31, 2000 were $18,300,000 for 2001, $14,900,000 for 2002, $11,400,000 for 2003, $7,800,000 for 2004,
$6,000,000 for 2005 and $28,000,000 thereafter. Total lease expense was approximately $21,483,000, $22,892,000 and $25,734,000 for the years ended
December 31, 2000, 1999 and 1998, respectively.

    On November 12, 1999, we exercised our option to purchase the 250-megawatt cogeneration facility located at our Plaquemine, Louisiana complex for a net cash purchase price of approximately $103,303,000. The cogeneration facility was previously leased under an operating lease. Lease expense relating to the cogeneration facility was approximately $9,904,000 and $11,309,000 for 1999 and 1998, respectively.

                            GEORGIA GULF CORPORATION

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
PURCHASE COMMITMENTS--We have certain take-or-pay raw material purchase agreements with various terms extending through 2014. The aggregate amount of the fixed and determinable portion of the required payments under these agreements as of December 31, 2000 was $7,143,000 for each of the years 2001 through 2007 and $4,648,000 for the year 2008.

LEGAL PROCEEDINGS--Georgia Gulf is a party to numerous individual and several class-action lawsuits filed against the Company, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on the Company's premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent which occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana state court in Iberville Parish.

    In September 1998, the state court trial judge granted the plaintiffs' motion permitting the filing of amended petitions that added the additional allegations that the Company had engaged in intentional conduct against the plaintiffs. Amended petitions making such allegations were filed. The Company's two insurers notified the Company that they were reserving their rights to deny coverage to the extent liability could be established due to such intentional conduct in accordance with their insurance policies. The Company disputed the insurers' reservation of rights. In December 1998, as required by the terms of the insurance policies, each insurer demanded arbitration of the issue of the insurers' duties relating to the intentional conduct allegations.

    As a result of the arbitrations relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998. The plaintiffs' motion to remand was denied in March 1999.

    Following removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but 5 worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the 5 worker plaintiffs are ongoing.

    Following these settlements, Georgia Gulf was sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. We believe that most, if not all, of these new plaintiffs have no valid basis to claim exposure, and have filed suit only as a result of their knowledge of the previous settlements. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims.

    This settlement, which will be on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of 4 worker plaintiffs who have filed suit in state court who will likely opt not to participate in the class settlement, as well as the 5 worker plaintiffs whose claims are pending in federal court (see discussion above).

    We have also been notified that we may be added as a party to a currently pending suit in federal court brought by present and former employees of the Company for injuries allegedly stemming from the incident. We believe that we possess a number of valid legal defenses to such claims, including worker's compensation immunity and statutes of limitations defenses.

                            GEORGIA GULF CORPORATION

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Notwithstanding the foregoing, we are asserting and pursuing defenses to the claims. Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

    On July 31, 2000, Georgia Gulf Lake Charles, LLC, received a Complaint, Compliance Order and Notice of Opportunity for a Hearing from the United States Environmental Protection Agency, Region 6 ("EPA"), which arose from an inspection conducted by the EPA at the Lake Charles facility on December 6-8, 1999. The EPA is seeking to assess a fine of $701,605 and to require certain corrective actions to be taken as a result of various alleged violations of the United States Resource Conservation and Recovery Act, including failure to make adequate hazardous waste determinations, failure to adequately characterize wastes before disposal, and failure to obtain permits for operations of alleged hazardous waste facilities. The Company has filed an Answer and Request for Hearing, and is participating in ongoing settlement discussions with the EPA. Under the terms of the asset purchase agreement by which we acquired the Lake Charles VCM plant from CONDEA Vista, we have notified CONDEA Vista of our claim that these potential penalties are properly the responsibility of CONDEA Vista, and we have requested indemnity from CONDEA Vista. We have not received a response to this request.

    In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

15.  EXPORT SALES

    Export sales were approximately 11 percent, 14 percent and 18 percent of our sales for the years ended December 31, 2000, 1999 and 1998, respectively. The principal international markets we serve include Canada, Mexico, Latin America, Europe and Asia.

16.  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL

INSTRUMENTS

    We maintain floating rate debt (i.e., Senior Credit Facility), which exposes us to changes in interest rates going forward. On November 30, 2000, we entered into a new interest swap agreement for a notional amount of $100 million, which has been designated as a cash flow hedge to effectively convert a portion of our outstanding Senior Credit Facility (Tranche B term loan) to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments at an interest rate of 6.273 percent over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. Upon adoption of SFAS 133 on January 1, 2001, we will record a loss of approximately $1.1 million related to the interest rate swap, which will be recorded as part of long-term liabilities and accumulated other comprehensive income. The reclassification of amounts associated with the interest rate swap into the statement of income is anticipated to occur through the maturity date of the interest rate swap agreement, which expires November 29, 2002.

                            GEORGIA GULF CORPORATION

16. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL (CONTINUED) During 2000, various interest swaps previously designated as hedges against our Senior Credit Facility floating rate debt were canceled. The gain on the terminations amounted to $936,301 and will be amortized as an offset to interest expense over the term of the related indebtedness.

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

    Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 2000 and 1999:

                                                    DECEMBER 31,
                                      -----------------------------------------
                                             2000                  1999
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
IN THOUSANDS                           AMOUNT     VALUE      AMOUNT     VALUE
------------                          --------   --------   --------   --------
Long-term debt:
  7 5/8% notes due 2005.............  $100,000   $ 94,057   $100,000   $ 93,000
  10 3/8% notes due 2007............   200,000   $185,500    200,000    208,750
Interest rate swap agreements in
  receivable (payable) position.....        --     (1,062)        --      3,045

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

    DEBT--The fair values of the 7 5/8 percent notes and the 10 3/8 percent notes were based on quoted market prices. The carrying amounts of the Senior Credit Facility, revolving credit loan and the term loan were assumed to approximate fair value due to the floating market interest rates to which the respective agreements are subject.

    INTEREST RATE SWAP AGREEMENTS--The fair value of the interest rate swap agreements was estimated by obtaining quotes from brokers.

17.  EARNINGS PER SHARE

    There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
IN THOUSANDS                                            2000       1999       1998
------------                                          --------   --------   --------
Weighted average common shares......................   31,408     30,947     31,474
Plus incremental shares from assumed conversions:
  Options...........................................       76        109        217
  Employee stock purchase plan rights...............       56         51         96
Weighted average common shares and equivalents......   31,540     31,107     31,787

                            GEORGIA GULF CORPORATION

18.  SEGMENT INFORMATION

    In accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we have identified two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization used by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products which includes chlorine, caustic soda, vinyl chloride monomer and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone. A third product segment, gas chemicals, which included methanol was discontinued in the third quarter of 1999. See Note 4 for a description of the discontinuance of our methanol operation.

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

INDUSTRY SEGMENTS

                                                                                            CORPORATE AND
                                                                   GAS                      GENERAL PLANT
IN THOUSANDS                         CHLOROVINYLS   AROMATICS   CHEMICALS    SERVICES           TOTAL
------------                         ------------   ---------   ---------   ----------      -------------
YEAR ENDED DECEMBER 31, 2000:
  NET SALES (1)....................    1,244,734    $336,919     $    --    $       --        $1,581,653
  OPERATING INCOME (LOSS)..........      192,325      (9,694)         --       (14,598)(2)       168,033
  DEPRECIATION AND AMORTIZATION....       52,479      13,614          --         7,238            73,331
  CAPITAL EXPENDITURES.............       15,166         504          --         6,069            21,739
  TOTAL ASSETS.....................      808,218     150,424          --        82,445         1,041,087

Year Ended December 31, 1999:
  Net Sales (1)....................   $  672,851    $236,123     $    --    $       --        $  908,974
  Operating income (loss)..........       98,750      15,238          --       (11,182)(2)       102,806
  Depreciation and amortization....       31,854      13,864          --         3,880            49,598
  Capital expenditures.............       10,281         735          --         3,411            14,427
  Total Assets.....................      867,487     140,681         443        89,397         1,098,008

                            GEORGIA GULF CORPORATION

18.  SEGMENT INFORMATION (CONTINUED)

                                                                                            CORPORATE AND
                                                                   GAS                      GENERAL PLANT
IN THOUSANDS                         CHLOROVINYLS   AROMATICS   CHEMICALS    SERVICES           TOTAL
------------                         ------------   ---------   ---------   ----------      -------------
Year Ended December 31, 1998:
  Net Sales (1)....................   $  549,525    $324,148     $    --    $       --        $  873,673
  Operating income (loss)..........       73,737      71,377          --       (14,624)(2)       130,490
  Depreciation and amortization....       26,488      13,724          --         3,811            44,023
  Capital expenditures.............       18,694       3,312          --         3,368            25,374
  Total Assets.....................      429,757     144,154      13,319        78,358           665,588

------------------------

(1) Shipping and handling costs were reclassified by increasing cost of sales and net sales. Prior years have been reclassified to conform to the current year presentation.

(2) Includes shared services, administrative and legal expense, along with the cost of our receivables program.

GEOGRAPHIC AREAS

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
IN THOUSANDS                                     2000        1999       1998
------------                                  ----------   --------   --------
Sales:
  Domestic..................................  $1,405,889   $780,611   $715,488
  Foreign...................................     175,764    128,363    158,185
Total.......................................  $1,581,653   $908,974   $873,673

                            GEORGIA GULF CORPORATION

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain quarterly financial data for the periods indicated:

                                                       FIRST      SECOND     THIRD      FOURTH
IN THOUSANDS, EXCEPT PER SHARE DATA                   QUARTER    QUARTER    QUARTER    QUARTER
-----------------------------------                   --------   --------   --------   --------
2000
----------------------------------------------------
NET SALES...........................................  $421,343   $429,987   $366,382   $363,941
GROSS MARGIN........................................    81,815     80,482     38,864     12,506
OPERATING INCOME....................................    68,141     69,124     28,351      2,417
EARNINGS FROM CONTINUING OPERATIONS.................    31,438     32,750      7,492     (7,500)
NET LOSS FROM DISCONTINUED OPERATION................        --         --         --         --
NET LOSS ON DISPOSAL OF DISCONTINUED OPERATION......        --         --         --         --
NET INCOME (LOSS)...................................    31,438     32,751      7,492     (7,500)
BASIC EARNINGS (LOSS) PER SHARE
  CONTINUING OPERATIONS.............................      1.00       1.04       0.24      (0.24)
  DISCONTINUED OPERATION............................        --         --         --         --
                                                      --------   --------   --------   --------
    TOTAL...........................................      1.00       1.04       0.24      (0.24)
DILUTED EARNINGS (LOSS) PER SHARE
  CONTINUING OPERATIONS.............................      1.00       1.04       0.24      (0.24)
  DISCONTINUED OPERATION............................        --         --         --         --
    TOTAL...........................................      1.00       1.04       0.24      (0.24)
DIVIDENDS PER COMMON SHARE..........................      0.08       0.08       0.08       0.08

1999
----------------------------------------------------
Net Sales...........................................  $190,847   $192,186   $226,391   $299,550
Gross margin........................................    23,573     24,584     37,975     57,520
Operating income....................................    13,280     14,958     28,687     45,881
Earnings from continuing operations.................     3,782      4,827     13,747     20,805
Net loss from discontinued operation................    (1,248)      (757)      (520)        --
Net loss on disposal of discontinued operation......        --         --     (7,631)        --
Net income..........................................     2,534      4,070      5,596     20,805
Basic earnings (loss) per share
  Continuing operations.............................      0.12       0.15       0.44       0.67
  Discontinued operation............................     (0.04)     (0.02)     (0.26)        --
    Total...........................................      0.08       0.13       0.18       0.67
Diluted earnings (loss) per share
  Continuing operations.............................      0.12       0.15       0.44       0.66
  Discontinued operation............................     (0.04)     (0.02)     (0.26)        --
    Total...........................................      0.08       0.13       0.18       0.66
Dividends per common share..........................      0.08       0.08       0.08       0.08

20.  SUPPLEMENTAL GUARANTOR INFORMATION

    Our payment obligations under our 10 3/8% senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, North American Plastics, LLC, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the Guarantor Subsidiaries). The guarantees are full, unconditional and joint and several. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, Guarantor

                            GEORGIA GULF CORPORATION

20.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)
Subsidiaries and our remaining subsidiaries (the Non-guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

    In connection with the acquisition of the vinyls business from CONDEA Vista Company on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary, Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 2000

                                             PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                --------   ------------   -------------   ------------   ------------
Cash and cash equivalents.................  $      0    $    1,982       $    60       $      --      $    2,042
Receivables...............................   347,076       114,213        59,110        (374,610)        145,789
Inventories...............................        --       123,156            --              --         123,156
Prepaid expenses..........................     2,698         4,696           213              --           7,607
Deferred income taxes.....................        --         5,243            --              --           5,243
                                            --------    ----------       -------       ---------      ----------
    Total current assets..................   349,774       249,290        59,383        (374,610)        283,837
                                            --------    ----------       -------       ---------      ----------
Plant, property and equipment, at cost....     1,077     1,003,784            --              --       1,004,861
  Less accumulated depreciation...........       756       377,328            --              --         378,084
                                            --------    ----------       -------       ---------      ----------
  Plant, property and equipment, net......       321       626,456            --              --         626,777
                                            --------    ----------       -------       ---------      ----------
Goodwill                                          --        80,198            --              --          80,198
Other assets..............................    14,431        35,798            46              --          50,275
Investment in subsidiaries................   128,775        57,869            --        (186,644)             --
Net assets of discontinued operation......        --            --            --              --              --
                                            --------    ----------       -------       ---------      ----------
    Total Assets..........................  $493,301    $1,049,611       $59,429       $(561,254)     $1,041,087
                                            ========    ==========       =======       =========      ==========
Current portion of long-term debt.........  $     --    $    9,794       $    --       $      --      $    9,794
Accounts payable..........................    30,054       492,475            30        (374,610)        147,949
Interest payable..........................     4,971           417            --              --           5,388
Accrued compensation......................        --        10,380            --              --          10,380
Other accrued liabilities.................     5,226         4,672            --              --           9,898
                                            --------    ----------       -------       ---------      ----------
    Total current liabilities.............    40,251       517,738            30        (374,610)        183,409
                                            --------    ----------       -------       ---------      ----------
Long-term debt............................   334,458       288,083            --              --         622,541
Deferred income taxes.....................        --       116,545            --              --         116,545
Common stock..............................       317             6            20             (26)            317
Additional paid-in capital................    12,478         2,763        55,587         (58,350)         12,478
Retained earnings.........................   105,797       124,476         3,792        (128,268)        105,797
                                            --------    ----------       -------       ---------      ----------
    Total stockholders' equity............   118,592       127,245        59,399        (186,644)        118,592
                                            --------    ----------       -------       ---------      ----------
    Total liabilities and stockholders'
      equity..............................  $493,301    $1,049,611       $59,429       $(561,254)     $1,041,087
                                            ========    ==========       =======       =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1999

                                             PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                --------   ------------   -------------   ------------   ------------
Cash and cash equivalents.................  $  4,151    $      252       $     21      $      --      $    4,424
Receivables...............................   353,506        59,243        124,377       (372,750)        164,376
Inventories...............................        --       112,844             --             --         112,844
Prepaid expenses..........................        --         4,786            654             --           5,440
Deferred income taxes.....................        --         6,172             --             --           6,172
                                            --------    ----------       --------      ---------      ----------
    Total current assets..................   357,657       183,297        125,052       (372,750)        293,256
                                            --------    ----------       --------      ---------      ----------
Plant, property and equipment, at cost....       989       984,836             --             --         985,825
  Less accumulated depreciation...........       989       313,286             --             --         314,275
                                            --------    ----------       --------      ---------      ----------
  Plant, property and equipment, net......        --       671,550             --             --         671,550
                                            --------    ----------       --------      ---------      ----------
Goodwill..................................        --        82,676             --             --          82,676
Other assets..............................     7,906        42,128             49             --          50,083
Investment in subsidiaries................    48,444        55,588             --       (104,032)             --
Net assets of discontinued operation......        --           443             --             --             443
                                            --------    ----------       --------      ---------      ----------
    Total Assets..........................  $414,007    $1,035,682       $125,101      $(476,782)     $1,098,008
                                            ========    ==========       ========      =========      ==========
Current portion of long-term debt.........  $     --    $   22,000       $     --      $      --      $   22,000
Accounts payable..........................    19,244       433,594         63,810       (372,750)        143,898
Interest payable..........................     4,336         1,590             --             --           5,926
Accrued compensation......................        --         7,682             --             --           7,682
Other accrued liabilities.................        --        14,048          4,078             --          18,126
                                            --------    ----------       --------      ---------      ----------
    Total current liabilities.............    23,580       478,914         67,888       (372,750)        197,632
                                            --------    ----------       --------      ---------      ----------
Long-term debt............................   333,194       416,000             --             --         749,194
Deferred income taxes.....................        --        93,949             --             --          93,949
Common stock..............................       313             6             20            (26)            313
Additional paid-in capital................     5,250         2,763         55,587        (58,350)          5,250
Retained earnings.........................    51,670        44,050          1,606        (45,656)         51,670
                                            --------    ----------       --------      ---------      ----------
    Total stockholders' equity............    57,233        46,819         57,213       (104,032)         57,233
                                            --------    ----------       --------      ---------      ----------
    Total liabilities and stockholders'
      equity..............................  $414,007    $1,035,682       $125,101      $(476,782)     $1,098,008
                                            ========    ==========       ========      =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT

                               DECEMBER 31, 2000

                                             PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                --------   ------------   -------------   ------------   ------------
Revenues..................................  $ 10,400    $1,588,971       $10,891       $ (28,609)     $1,581,653
Operating costs and expenses
  Cost of sales...........................        --     1,377,711            --          (9,725)      1,367,986
  Selling and administrative..............     6,522        52,865         5,131         (18,884)         45,634
                                            --------    ----------       -------       ---------      ----------
  Total operating costs and expenses......     6,522     1,430,576         5,131         (28,609)      1,413,620
                                            --------    ----------       -------       ---------      ----------
Operating income..........................     3,878       158,395         5,760              --         168,033
Other income (expense)
  Interest expense, net...................   (32,551)      (35,190)           --              --         (67,741)
  Equity in income of subsidiaries........    82,531         2,281            --         (84,812)             --
                                            --------    ----------       -------       ---------      ----------
Income from continuing operations before
  taxes...................................    53,858       125,486         5,760         (84,812)        100,292
Provision for income taxes................   (10,322)       45,060         1,374              --          36,112
                                            --------    ----------       -------       ---------      ----------
Net income................................  $ 64,180    $   80,426       $ 4,386       $ (84,812)     $   64,180
                                            ========    ==========       =======       =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT

                               DECEMBER 31, 1999

                                             PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                --------   ------------   -------------   ------------   ------------
Revenues..................................  $625,308    $  287,569       $ 6,146       $ (10,049)     $  908,974
Operating Costs and Expenses
  Cost of sales...........................   547,220       224,206            --          (6,103)        765,323
  Selling and administrative..............    30,809        10,843         3,139          (3,946)         40,845
                                            --------    ----------       -------       ---------      ----------
  Total operating costs and expenses......   578,029       235,049         3,139         (10,049)        806,168
                                            --------    ----------       -------       ---------      ----------
Operating income                              47,279        52,520         3,007              --         102,806
Other income (expense)
  Interest expense, net...................   (29,529)       (5,308)           --              --         (34,837)
  Equity in income of subsidiaries........    34,941            --            --         (34,941)             --
                                            --------    ----------       -------       ---------      ----------
Income from continuing operations before
  taxes...................................    52,691        47,212         3,007         (34,941)         67,969
Provision for income taxes................     9,530        14,329           949              --          24,808
                                            --------    ----------       -------       ---------      ----------
Income from continuing operations.........    43,161        32,883         2,058         (34,941)         43,161
Loss from discontinued operation, net.....    (2,525)           --            --              --          (2,525)
Loss on disposal of discontinued
  operation, net..........................    (7,631)           --            --              --          (7,631)
                                            --------    ----------       -------       ---------      ----------
Net income................................  $ 33,005    $   32,883       $ 2,058       $ (34,941)     $   33,005
                                            ========    ==========       =======       =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT

                               DECEMBER 31, 1998

                                             PARENT     GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                --------   ------------   -------------   ------------   ------------
Revenues..................................  $817,032    $   65,288       $ 6,353       $ (15,000)     $  873,673
Operating Costs and Expenses
  Cost of sales...........................   662,390        49,389            --         (11,051)        700,728
  Selling and administrative..............    41,880         1,411         3,113          (3,949)         42,455
                                            --------    ----------       -------       ---------      ----------
  Total operating costs and expenses......   704,270        50,800         3,113         (15,000)        743,183
                                            --------    ----------       -------       ---------      ----------
Operating income..........................   112,762        14,488         3,240              --         130,490
Other income (expense)
  Interest expense, net...................   (30,818)           --            --              --         (30,818)
  Loss on interest rate hedge agreement...    (9,500)           --            --              --          (9,500)
  Equity in income of subsidiaries........    11,432            --            --         (11,432)             --
                                            --------    ----------       -------       ---------      ----------
Income from continuing operations before
  taxes...................................    83,876        14,488         3,240         (11,432)         90,172
Provision for income taxes................    27,291         5,088         1,208              --          33,587
                                            --------    ----------       -------       ---------      ----------
Income from continuing operations.........    56,585         9,400         2,032         (11,432)         56,585
Loss from discontinued operation, net.....      (306)           --            --              --            (306)
                                            --------    ----------       -------       ---------      ----------
Net income................................  $ 56,279    $    9,400       $ 2,032       $ (11,432)     $   56,279
                                            ========    ==========       =======       =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                               DECEMBER 31, 2000

                                                     PARENT      GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                        ---------   ------------   -------------   ------------   ------------
Cash flows from operating activities
Net income........................................  $  64,180     $  80,426       $ 4,386        $(84,812)      $  64,180
    Adjustments to reconcile net income to net
      cash provided by operating activities, net
      of acquired amounts:
        Depreciation and amortization.............      1,376        71,841           114              --          73,331
        Provision for deferred income taxes.......         --        23,525            --              --          23,525
        Tax benefit related to stock plans........      2,048            --            --              --           2,048
        Equity in income of subsidiaries..........    (82,531)       (2,281)           --          84,812              --
        Change in operating assets, liabilities
          and other...............................     12,270       (10,450)       (2,261)             --            (441)
                                                    ---------     ---------       -------        --------       ---------
Net cash provided by continuing operations........     (2,657)      163,061         2,239              --         162,643
Net cash used in discontinued operations..........         --           443            --              --             443
                                                    ---------     ---------       -------        --------       ---------
Net cash provided by operating activities.........     (2,657)      163,504         2,239              --         163,086
                                                    ---------     ---------       -------        --------       ---------
Cash flows from financing activities
    Long-term debt proceeds.......................      1,264        52,550            --              --          53,814
    Long-term debt payments.......................         --      (192,674)           --              --        (192,674)
    Proceeds from issuance of common stock........      5,305            --            --              --           5,305
    Proceeds and retirement of common stock.......       (121)           --            --              --            (121)
    Dividends paid................................    (10,053)           --        (2,200)          2,200         (10,053)
                                                    ---------     ---------       -------        --------       ---------
Net cash (used in) provided by financing
  activities......................................     (3,605)     (140,124)       (2,200)          2,200        (143,729)
                                                    ---------     ---------       -------        --------       ---------
Cash flows from investing activities
Capital expenditures..............................        (88)      (21,651)           --              --         (21,739)
Dividends received from subsidiary................      2,200            --            --          (2,200)             --
                                                    ---------     ---------       -------        --------       ---------
Net cash used in investing activities.............      2,112       (21,651)           --          (2,200)        (21,739)
                                                    ---------     ---------       -------        --------       ---------
Net change in cash and cash equivalents...........     (4,151)        1,730            39              --          (2,382)
Cash and cash equivalents at beginning of year....      4,151           252            21              --           4,424
                                                    ---------     ---------       -------        --------       ---------
Cash and cash equivalents at end of year..........  $      --     $   1,982       $    60        $     --       $   2,042
                                                    =========     =========       =======        ========       =========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                               DECEMBER 31, 1999

                                                     PARENT      GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                        ---------   ------------   -------------   ------------   ------------
Cash flows from operating activities
Net income........................................  $  33,005     $  32,883       $ 2,058        $(34,941)      $  33,005
    Adjustments to reconcile net income to net
      cash provided by operating activities, net
      of acquired amounts:
        Depreciation and amortization.............     37,860        11,738            --              --          49,598
        Provision for deferred income taxes.......      1,196         3,408            --              --           4,604
        Tax benefit related to stock plans........        840            --            --              --             840
        Loss on disposal of discontinued
          operations, net.........................      7,631            --            --              --           7,631
        Loss on discontinued operations, net......      2,525            --            --              --           2,525
        Equity in income of subsidiaries..........    (34,941)           --            --          34,941              --
        Change in operating assets, liabilities
          and other...............................    108,556      (108,076)          629              --           1,109
                                                    ---------     ---------       -------        --------       ---------
Net cash provided by continuing operations........    156,672       (60,047)        2,687              --          99,312
Net cash used in discontinued operations..........       (369)        3,089            --              --           2,720
                                                    ---------     ---------       -------        --------       ---------
Net cash provided by operating activities.........    156,303       (56,958)        2,687              --         102,032
                                                    ---------     ---------       -------        --------       ---------
Cash flows from financing activities
    Long-term debt proceeds.......................    304,293       432,628            --              --         736,921
    Long-term debt payments.......................   (444,550)       (5,000)           --              --        (449,550)
    Proceeds from issuance of common stock........      4,414            --            --              --           4,414
    Dividends paid................................     (9,907)           --        (2,694)          2,694          (9,907)
                                                    ---------     ---------       -------        --------       ---------
Net cash (used in) provided by financing
  activities......................................   (145,750)      427,628        (2,694)          2,694         281,878
                                                    ---------     ---------       -------        --------       ---------
Cash flows from investing activities
    Capital expenditures..........................     (9,884)       (4,543)           --              --         (14,427)
    Buyout of cogeneration operating lease........         --      (103,303)           --              --        (103,303)
    Dividends received from subsidiary............      2,694            --            --          (2,694)             --
    Acquisition, net of cash acquired.............         --      (263,000)           --              --        (263,000)
                                                    ---------     ---------       -------        --------       ---------
Net cash used in investing activities.............     (7,190)     (370,846)           --          (2,694)       (380,730)
                                                    ---------     ---------       -------        --------       ---------
Net change in cash and cash equivalents...........      3,363          (176)           (7)             --           3,180
Cash and cash equivalents at beginning of year....        788           428            28              --           1,244
                                                    ---------     ---------       -------        --------       ---------
Cash and cash equivalents at end of year..........  $   4,151     $     252       $    21        $     --       $   4,424
                                                    =========     =========       =======        ========       =========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                               DECEMBER 31, 1998

                                                     PARENT      GUARANTOR     NON-GUARANTOR
IN THOUSANDS                                         COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
------------                                        ---------   ------------   -------------   ------------   ------------
Cash flows from operating activities
Net income........................................  $  56,279     $   9,400       $ 2,032        $(11,432)      $  56,279
    Adjustments to reconcile net income to net
      cash provided by operating activities, net
      of acquired amounts:
        Depreciation and amortization.............     43,739           284            --              --          44,023
        Provision for deferred income taxes.......     28,287           (50)           --              --          28,237
        Tax benefit related to stock plans........      1,406            --            --              --           1,406
        Loss on discontinued operations, net......        306            --            --              --             306
        Equity in income of subsidiaries..........    (11,432)           --            --          11,432              --
        Change in operating assets, liabilities
          and other...............................    (18,483)        9,528         1,593              --          (7,362)
                                                    ---------     ---------       -------        --------       ---------
Net cash provided by continuing operations........    100,102        19,162         3,625              --         122,889
Net cash used in discontinued operations..........        482            --            --              --             482
                                                    ---------     ---------       -------        --------       ---------
Net cash provided by operating activities.........    100,584        19,162         3,625              --         123,371
                                                    ---------     ---------       -------        --------       ---------
Cash flows from financing activities
    Long-term debt proceeds.......................    207,485            --            --              --         207,485
    Long-term debt payments.......................   (141,550)           --            --              --        (141,550)
    Parent investment in subsidiary...............         --            --            18             (18)             --
    Proceeds from issuance of common stock........      4,497            --            --              --           4,497
    Purchase and retirement of common stock.......    (58,880)           --            --              --         (58,880)
    Dividends paid................................    (10,024)      (16,716)       (3,650)         20,366         (10,024)
                                                    ---------     ---------       -------        --------       ---------
Net cash provided by (used in) financing
  activities......................................      1,528       (16,716)       (3,632)         20,348           1,528
                                                    ---------     ---------       -------        --------       ---------
Cash flows from investing activities
    Capital expenditures..........................    (23,265)       (2,109)           --              --         (25,374)
    Parent investment in subsidiary...............        (18)           --            --              18              --
    Dividends received from subsidiary............     20,366            --            --         (20,366)             --
    Acquisition, net of cash acquired.............    (99,902)           --            --              --         (99,902)
                                                    ---------     ---------       -------        --------       ---------
Net cash used in investing activities.............   (102,819)       (2,109)           --         (20,348)       (125,276)
                                                    ---------     ---------       -------        --------       ---------
Net change in cash and cash equivalents...........       (707)          337            (7)             --            (377)
Cash and cash equivalents at beginning of year....      1,495            91            35              --           1,621
                                                    ---------     ---------       -------        --------       ---------
Cash and cash equivalents at end of year            $     788     $     428       $    28        $     --       $   1,244
                                                    =========     =========       =======        ========       =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 15, 2001 is hereby incorporated by reference in response to this item.

    The following is additional information regarding our executive officers who are not directors:

    Richard B. Marchese, 59, has served as Vice President Finance, Chief Financial Officer and Treasurer of Georgia Gulf since May 1989.

    Joel I. Beerman, 51, has served as Vice President, General Counsel and Secretary since February 1994.

    William H. Doherty, 46, has served as Vice President, Vinyl Compounds Group since December 1999. Before then, Mr. Doherty served as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

    David L. Magee, 64, has served as Vice President, Operations, Chemicals and Polymers Groups since December 1999. Mr. Magee served as Director of Manufacturing Operations from January 1999 until December 1999, as General Manager from March 1997 until January 1999 and as Director of Engineering from February 1995 until March 1997.

    C. Douglas Shannon, 49, has served as Vice President, Chemicals Groups since December 1999. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and provided services in feedstock purchasing.

    Mark J. Seal, 49, has served as Vice President, Polymer Group since August 1993.

    Executive officers are elected by, and serve at the pleasure of, the board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the captions "Election of Directors" and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2001 is hereby incorporated by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the captions "Principal Stockholders" and "Security Ownership of Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2001 is hereby incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We have not had any transactions required to be reported under this item for the calendar year 2000, or for the period from January 1, 2001 to the date of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-K:

    (1) Consolidated Balance Sheets as of December 31, 2000 and 1999

       Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

       Notes to Consolidated Financial Statements

       Report of Management

       Report of Independent Public Accountants

    (2) Financial Statement Schedules:

       Report of Independent Public Accountants on Financial Statement Schedule

       The following financial statement schedule is for the years ended December 31, 2000, 1999 and 1998:

       II Valuation and Qualifying Accounts

    Schedules other than the one listed above are omitted because they are not required and are inapplicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

    (3) Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

    The following exhibits are filed as part of this Form 10-K:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 23                     Consent of Independent Public Accountants

    The following exhibit is incorporated by reference to Georgia Gulf's Form 8-A amendment filed December 13, 2000:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 4.1                    Amended and Restated Rights Agreement, dated as of December
                        5, 2000, between Georgia Gulf and EquiServe Trust Company,
                        N.A.

    The following exhibit is incorporated by reference to Georgia Gulf's Form 10-Q Report for the quarter ended June 30, 2000, filed August 14, 2000:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 10                     Amended and Restated Receivables Transfer Agreement dated as of May 24, 2000 among GGRC Corp., as seller, and Georgia
                        Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC,
                        as initial servicers, and Blue Ridge Asset Funding
                        Corporation, as purchaser, and Wachovia Bank, N.A. as
                        administrative agent.

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

    The following exhibits are incorporated herein by reference to Georgia Gulf's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 10(g)                  Agreement re: Liabilities among Georgia-Pacific, Georgia-
                        Pacific Chemicals, Inc., and others dated, December 31, 1984
 10(o)                  Georgia Gulf Savings and Capital Growth Plan
 10(p)                  Georgia Gulf Salaried Employees Retirement Plan
 10(q)                  Georgia Gulf Hourly Employees Retirement Plan
*10(u)                  Executive Retirement Agreements
 10(v)                  Salt Contract

    The following exhibit is incorporated by reference to Georgia Gulf's 1999 Form 10-K Annual Report filed March 28, 2000.

       EXHIBIT
         NO.            DESCRIPTION
---------------------   -----------
 21                     Subsidiaries of the Registrant

(b) Reports on Form 8-K

    During the fourth quarter of 1999, we filed the following Current Report on Form 8-K:

    Current Report on Form 8-K dated and filed December 13, 2000 reporting under
Item 5, Georgia Gulf's approval of an amended and restated rights agreement dated as of December 5, 2000 between Georgia Gulf and EquiServe Trust Company, N.A.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GEORGIA GULF CORPORATION
                                                       (Registrant)

Date: April 2, 2001                                    By:  /s/ EDWARD A. SCHMITT
                                                            -----------------------------------------
                                                            Edward A. Schmitt,
                                                            CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ EDWARD A. SCHMITT                  President, Chief Executive
     -------------------------------------------         Officer and Director           April 2, 2001
                  Edward A. Schmitt                      (Principal Executive Officer)

                                                       Vice President Finance, Chief
               /s/ RICHARD B. MARCHESE                   Financial Officer and
     -------------------------------------------         Treasurer (Principal           April 2, 2001
                 Richard B. Marchese                     Financial and Accounting
                                                         Officer)

                  /s/ JAMES R. KUSE
     -------------------------------------------       Chairman of the Board and        April 2, 2001
                    James R. Kuse                        Director March 28, 2001

                  /s/ JOHN E. AKITT
     -------------------------------------------       Director                         April 2, 2001
                    John E. Akitt

                  /s/ JOHN D. BRYAN
     -------------------------------------------       Director                         April 2, 2001
                    John D. Bryan

                /s/ DENNIS M. CHORBA
     -------------------------------------------       Director                         April 2, 2001
                  Dennis M. Chorba

               /s/ PATRICK J. FLEMING
     -------------------------------------------       Director                         April 2, 2001
                 Patrick J. Fleming

              /s/ CHARLES T. HARRIS III
     -------------------------------------------       Director                         April 2, 2001
                Charles T. Harris III

                 /s/ JERRY R. SATRUM
     -------------------------------------------       Director                         April 2, 2001
                   Jerry R. Satrum

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To Georgia Gulf Corporation:

    We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of Georgia Gulf's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 16, 2001

             GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                               ADDITIONS
                                                        -----------------------
                                                                     CHARGED TO
                                           BALANCE AT   CHARGED TO     OTHER                   BALANCE AT
                                           BEGINNING    COSTS AND     ACCOUNTS    DEDUCTIONS     END OF
DESCRIPTION                                OF PERIOD     EXPENSES     DESCRIBE     DESCRIBE      PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
1998
Allowance for doubtful accounts..........    $2,400        $ --      $      --      $    --      $2,400

1999
Allowance for doubtful accounts..........    $2,400        $103      $      --      $  (103)(1)   $2,400

2000
Allowance for doubtful accounts..........    $2,400        $639      $      --      $  (667)(1)   $2,372

------------------------

NOTES:

(1) Accounts receivable balances written off during the period.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.            DESCRIPTION                                                   PAGE(1)
---------------------   -----------                                                   --------
 23........             Consent of Independent Public Accountants

------------------------

(1) Page numbers appear on the manually signed Form 10-K's only. [This Page Intentionally Left Blank]