Form 10-Q
period 2001-03-31
GEORGIA GULF CORP /DE/
filed 2001-05-14
CIK 805264

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-9753

                            ------------------------

                            GEORGIA GULF CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     58-1563799
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

     400 PERIMETER CENTER TERRACE,                            30346
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AS OF
                           CLASS                                 MAY 7, 2001
------------------------------------------------------------  -----------------
Common Stock, $0.01 par value...............................  31,715,002 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            GEORGIA GULF CORPORATION
                                   FORM 10-Q
                     QUARTERLY PERIOD ENDED MARCH 31, 2001
                                     INDEX

                                                                PAGE
                                                              NUMBERS
                                                              --------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Condensed Consolidated Balance Sheets as of March 31, 2001
    and December 31, 2000...................................       1
  Condensed Consolidated Statements of Income for the Three
    Months Ended March 31, 2001 and 2000....................       2
  Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2001 and 2000..............       3
  Notes to Condensed Consolidated Financial Statements as of
    March 31, 2001..........................................    4-11
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................   12-14
  Item 3. Quantitative and Qualitative Disclosures About
    Market Risk.............................................      14
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................      15
  Item 6. Exhibits and Reports on Form 8-K..................      15
SIGNATURES..................................................      16

                         PART I. FINANCIAL INFORMATION.

    ITEM 1. FINANCIAL STATEMENTS.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             MARCH 31,       DECEMBER 31,
                                                                2001             2000
                                                             ----------      ------------
ASSETS
Cash and cash equivalents..................................  $    2,809       $    2,042
Receivables, net of allowance for doubtful accounts of
  $2,900 in 2001 and $2,372 in 2000........................     144,079          145,789
Inventories................................................     132,451          123,156
Prepaid expenses...........................................       6,219            7,607
Deferred income taxes......................................       5,243            5,243
                                                             ----------       ----------
  Total current assets.....................................     290,801          283,837
Property, plant and equipment, net.........................     619,057          626,777
Other assets...............................................     137,164          135,995
                                                             ----------       ----------
  Total assets.............................................  $1,047,022       $1,046,609
                                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt..........................  $   23,262       $    9,794
Accounts payable...........................................     129,642          147,949
Interest payable...........................................      12,848            5,388
Accrued compensation.......................................       5,443           10,380
Other accrued liabilities..................................      17,561           15,420
                                                             ----------       ----------
  Total current liabilities................................     188,756          188,931
Long-term debt, net of current portion.....................     635,019          622,541
Deferred income taxes......................................     116,545          116,545
Stockholders' equity.......................................     106,702          118,592
                                                             ----------       ----------
  Total liabilities and stockholders' equity...............  $1,047,022       $1,046,609
                                                             ==========       ==========
Common shares outstanding..................................      31,715           31,714
                                                             ==========       ==========

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Net sales...................................................  $368,883      $421,343
Operating costs and expenses
  Cost of sales.............................................   351,527       339,528
  Selling, general and administrative expenses..............    12,641        13,674
                                                              --------      --------
    Total operating costs and expenses......................   364,168       353,202
                                                              --------      --------
Operating income............................................     4,715        68,141
  Interest, net.............................................   (15,090)      (19,008)
                                                              --------      --------
(Loss) income before income taxes...........................   (10,375)       49,133
(Benefit) provision for income taxes........................    (3,735)       17,695
                                                              --------      --------
Net (loss) income...........................................  $ (6,640)     $ 31,438
                                                              ========      ========

(Loss) earnings per share:
  Basic.....................................................  $  (0.21)     $   1.00

  Diluted...................................................  $  (0.21)     $   1.00

Weighted average common shares:

  Basic.....................................................    31,715        31,301

  Diluted...................................................    31,715        31,501

           See notes to condensed consolidated financial statements.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Cash flows from operating activities:
  Net (loss) income.........................................  $(6,640)      $31,438
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization...........................   17,915        18,806
    Provision for deferred income taxes.....................       --         2,915
    Change in operating assets, liabilities and other.......  (25,272)        7,746
                                                              -------       -------
Net cash (used in) provided by continuing operations........  (13,997)       60,905
Net cash provided by discontinued operation.................       --           443
                                                              -------       -------
Net cash (used in) provided by operating activities.........  (13,997)       61,348
Cash flows from financing activities:
  Long-term debt proceeds...................................   26,731         2,605
  Long-term debt payments...................................     (785)      (58,675)
  Proceeds from issuance of common stock....................       11           203
  Dividends paid............................................   (2,537)       (2,505)
                                                              -------       -------
Net cash provided by (used in) financing activities.........   23,420       (58,372)
Cash flows from investing activities:
  Capital expenditures......................................   (8,656)       (5,920)
                                                              -------       -------
Net change in cash and cash equivalents.....................      767        (2,944)
Cash and cash equivalents at beginning of period............    2,042         4,424
                                                              -------       -------
Cash and cash equivalents at end of period..................  $ 2,809       $ 1,480
                                                              =======       =======

           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the 2001 presentation. For further information, refer to our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

    Our operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that we recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative's fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.

    On November 30, 2000, we entered into an interest rate swap agreement for a notional amount of $100 million, which has been designated as a cash flow hedge to effectively convert a portion of our outstanding senior credit facility from a variable rate basis to a fixed rate basis, thus reducing the impact of interest rate changes on future income.

    Upon adoption of SFAS No. 133 on January 1, 2001, we recognized an unrealized loss of approximately $2.1 million related to the interest rate swap, which was recorded as part of long-term liabilities and accumulated comprehensive income. The reclassification of any gains or losses associated with the interest rate swap is anticipated to occur through the maturity date of the interest rate swap, which expires on November 29, 2002.

NOTE 3: OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. As of March 31, 2001, the accumulated other comprehensive loss was $2.7 million. This includes $2.1 million, which we recognized on January 1, 2001, upon adoption of SFAS No. 133 and approximately $609,000, which reflects the change in fair value of the interest rate swap from January 1, 2001 to March 31, 2001.

NOTE 4: INVENTORIES

    The major classes of inventories were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Raw materials and supplies..................................  $ 52,811      $ 45,662
Finished goods..............................................    79,640        77,494
                                                              --------      --------
                                                              $132,451      $123,156
                                                              ========      ========

NOTE 5: SEGMENT INFORMATION

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

    Earnings of industry segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes. Intersegment sales and transfers are insignificant.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                  (IN THOUSANDS)
Segment net sales:
  Chlorovinyls..............................................  $281,120      $348,577
  Aromatics.................................................    87,763        72,766
                                                              --------      --------
Net sales...................................................  $368,883      $421,343
                                                              ========      ========

Segment operating income:
  Chlorovinyls..............................................  $ 13,186      $ 79,576
  Aromatics.................................................    (3,496)       (6,485)
  Corporate and general plant services......................    (4,975)       (4,950)
                                                              --------      --------
Total operating income......................................  $  4,715      $ 68,141
                                                              ========      ========

NOTE 6: EARNINGS PER SHARE

    There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

                                                                2001          2000
                                                              --------      --------
                                                                  (IN THOUSANDS)
Weighted average common shares--basic.......................   31,715        31,301
Effect of incremental shares from assumed conversions:
  Options...................................................       --           179
  Employee stock purchase plan rights.......................       --            21
                                                               ------        ------
Weighted average common shares--diluted.....................   31,715        31,501
                                                               ======        ======

NOTE 7: SUPPLEMENTAL GUARANTOR INFORMATION

    Our payment obligations under our 10 3/8% senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, North America Plastics, LLC, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly-owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries").

    In connection with the acquisition of the vinyls business from CONDEA Vista Company on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly-owned subsidiary Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001

                                                PARENT      GUARANTOR     NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   --------------   ------------   ------------
                                                                           (IN THOUSANDS)
Cash and cash equivalents....................  $     --     $    2,786       $    23        $      --      $    2,809
Receivables, net.............................   316,380         74,495        69,959         (316,755)        144,079
Inventories..................................        --        132,451            --               --         132,451
Prepaid expenses.............................        --          6,101           118               --           6,219
Deferred income taxes........................        --          5,243            --               --           5,243
                                               --------     ----------       -------        ---------      ----------
  Total current assets.......................   316,380        221,076        70,100         (316,755)        290,801
                                               --------     ----------       -------        ---------      ----------
Property, plant and equipment, at cost.......     1,077      1,012,440            --               --       1,013,517
Less accumulated depreciation................      (780)      (393,680)           --               --        (394,460)
                                               --------     ----------       -------        ---------      ----------
Property, plant and equipment, net...........       297        618,760            --               --         619,057
                                               --------     ----------       -------        ---------      ----------
Goodwill.....................................        --         79,578            --               --          79,578
Other assets.................................    16,875         40,692            19               --          57,586
Investment in subsidiaries...................   127,968         58,273            --         (186,241)             --
                                               --------     ----------       -------        ---------      ----------
  Total assets...............................  $461,520     $1,018,379       $70,119        $(502,996)     $1,047,022
                                               ========     ==========       =======        =========      ==========
Current portion of long-term debt............  $     --     $   23,262       $    --        $      --      $   23,262
Account payable..............................     2,913        431,644        11,840         (316,755)        129,642
Interest payable.............................    12,158            690            --               --          12,848
Accrued compensation.........................        --          5,443            --               --           5,443
Accrued pension..............................     5,008            930            --               --           5,938
Other accrued liabilities....................        --         11,623            --               --          11,623
                                               --------     ----------       -------        ---------      ----------
  Total current liabilities..................    20,079        473,592        11,840         (316,755)        188,756
                                               --------     ----------       -------        ---------      ----------
Long-term debt, net of current portion.......   334,739        300,280            --               --         635,019
                                               --------     ----------       -------        ---------      ----------
Deferred income taxes........................        --        116,545            --               --         116,545
                                               --------     ----------       -------        ---------      ----------
Stockholders' equity:
  Common Stock...............................       317              6            20              (26)            317
  Additional paid-in-capital.................    12,489          7,940        55,587          (63,527)         12,489
  Retained earnings..........................    93,896        120,016         2,672         (122,688)         93,896
                                               --------     ----------       -------        ---------      ----------
  Total stockholders' equity.................   106,702        127,962        58,279         (186,241)        106,702
                                               --------     ----------       -------        ---------      ----------
Total liabilities and stockholders' equity...  $461,520     $1,018,379       $70,119        $(502,996)     $1,047,022
                                               ========     ==========       =======        =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000

                                                PARENT      GUARANTOR     NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   --------------   ------------   ------------
                                                                           (IN THOUSANDS)
Cash and cash equivalents....................  $     --     $    1,982       $    60        $      --      $    2,042
Receivables, net.............................   347,076        114,213        59,110         (374,610)        145,789
Inventories..................................        --        123,156            --               --         123,156
Prepaid expenses.............................     2,698          4,696           213               --           7,607
Deferred income taxes........................        --          5,243            --               --           5,243
                                               --------     ----------       -------        ---------      ----------
  Total current assets.......................   349,774        249,290        59,383         (374,610)        283,837
                                               --------     ----------       -------        ---------      ----------
Property, plant and equipment, at cost.......     1,077      1,003,784            --               --       1,004,861
Less accumulated depreciation................      (756)      (377,328)           --               --        (378,084)
                                               --------     ----------       -------        ---------      ----------
Property, plant and equipment, net...........       321        626,456            --               --         626,777
                                               --------     ----------       -------        ---------      ----------
Goodwill.....................................        --         80,198            --               --          80,198
Other assets.................................    14,431         41,320            46               --          55,797
Investment in subsidiaries...................   128,775         57,869            --         (186,644)             --
                                               --------     ----------       -------        ---------      ----------
  Total assets...............................  $493,301     $1,055,133       $59,429        $(561,254)     $1,046,609
                                               ========     ==========       =======        =========      ==========
Current portion of long-term debt............  $     --     $    9,794       $    --        $      --      $    9,794
Accounts payable.............................    30,054        492,475            30         (374,610)        147,949
Interest payable.............................     4,971            417            --               --           5,388
Accrued compensation.........................        --         10,380            --               --          10,380
Accrued pension..............................        --            296            --               --           5,522
Other accrued liabilities....................     5,226          9,898            --               --           9,898
                                               --------     ----------       -------        ---------      ----------
  Total current liabilities..................    40,251        523,260            30         (374,610)        188,931
                                               --------     ----------       -------        ---------      ----------
Long-term debt, net of current portion.......   334,458        288,083            --               --         622,541
                                               --------     ----------       -------        ---------      ----------
Deferred income taxes........................        --        116,545            --               --         116,545
                                               --------     ----------       -------        ---------      ----------
Stockholders' equity:
  Common stock...............................       317              6            20              (26)            317
  Additional paid-in capital.................    12,478          2,763        55,587          (58,350)         12,478
  Retained earnings..........................   105,797        124,476         3,792         (128,268)        105,797
                                               --------     ----------       -------        ---------      ----------
  Total stockholders' equity.................   118,592        127,245        59,399         (186,644)        118,592
                                               --------     ----------       -------        ---------      ----------
Total liabilities and stockholders' equity...  $493,301     $1,055,133       $59,429        $(561,254)     $1,046,609
                                               ========     ==========       =======        =========      ==========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                       THREE MONTHS ENDED MARCH 31, 2001

                                                PARENT      GUARANTOR     NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   --------------   ------------   ------------
                                                                           (IN THOUSANDS)
Net sales....................................   $ 2,595      $369,030         $1,942         $(4,684)       $368,883
Operating costs and expenses:
  Cost of sales..............................        --       351,527             --              --         351,527
  Selling, general and administrative
    expenses.................................     2,169        13,845          1,311          (4,684)         12,641
                                                -------      --------         ------         -------        --------
Total operating costs and expenses...........     2,169       365,372          1,311          (4,684)        364,168
                                                -------      --------         ------         -------        --------
Operating income.............................       426         3,658            631              --           4,715
Other (expense) income:
  Interest expense, net......................    (8,088)       (7,002)            --              --         (15,090)
  Equity in (loss) income of subsidiaries....    (1,736)          404             --           1,332              --
                                                -------      --------         ------         -------        --------
(Loss) income before taxes...................    (9,398)       (2,940)           631           1,332         (10,375)
(Benefit) provision for income taxes.........    (2,758)       (1,204)           227              --          (3,735)
                                                -------      --------         ------         -------        --------
Net (loss) income............................   $(6,640)     $ (1,736)        $  404         $ 1,332        $ (6,640)
                                                =======      ========         ======         =======        ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL CONDENSED CONSOLIDATING INCOME STATEMENT
                       THREE MONTHS ENDED MARCH 31, 2000

                                                PARENT      GUARANTOR     NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   --------------   ------------   ------------
                                                                           (IN THOUSANDS)
Net sales....................................   $    --      $421,494         $1,952         $ (2,103)      $421,343
                                                -------      --------         ------         --------       --------
Operating costs and expenses:
  Cost of sales..............................        --       339,528             --               --        339,528
  Selling, general and administrative
    expenses.................................        --        14,796            981           (2,103)        13,674
                                                -------      --------         ------         --------       --------
Total operating costs and expenses...........        --       354,324            981           (2,103)       353,202
                                                -------      --------         ------         --------       --------
Operating income.............................        --        67,170            971               --         68,141
Other income (expense):
  Interest expense, net......................    (8,126)      (10,882)            --               --        (19,008)
  Equity in income of subsidiaries...........    36,639           627             --          (37,266)            --
                                                -------      --------         ------         --------       --------
(Loss) income before taxes...................    28,513        56,915            971          (37,266)        49,133
(Benefit) provision for income taxes.........    (2,925)       20,268            352               --         17,695
                                                -------      --------         ------         --------       --------
Net income...................................   $31,438      $ 36,647         $  619         $(37,266)      $ 31,438
                                                =======      ========         ======         ========       ========

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2001

                                                PARENT      GUARANTOR     NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   --------------   ------------   ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) income..........................   $(6,640)     $(1,736)         $  404          $1,332        $(6,640)
    Adjustments to reconcile net (loss)
      income to net cash provided by (used
      in) operating activities:
      Depreciation and amortization..........       352       17,535              28              --         17,915
      Equity in loss (income) of
        subsidiaries.........................     1,736         (404)             --          (1,332)            --
      Change in operating assets, liabilities
        and other............................     5,273      (31,600)          1,055              --        (25,272)
                                                -------      -------          ------          ------        -------
Net cash provided by (used in) operating
  activities.................................       721      (16,205)          1,487              --        (13,997)
                                                -------      -------          ------          ------        -------
Cash flows from financing activities:
  Long-term debt proceeds....................       281       26,450              --              --         26,731
  Long-term debt payments....................        --         (785)             --              --           (785)
  Proceeds from issuance of common stock.....        11           --              --              --             11
  Dividends paid.............................    (2,537)          --          (1,524)          1,524         (2,537)
                                                -------      -------          ------          ------        -------
Net cash (used in) provided by financing
  activities.................................    (2,245)      25,665          (1,524)          1,524         23,420
                                                -------      -------          ------          ------        -------
Cash flows from investing activities:
  Capital expenditures.......................        --       (8,656)             --              --         (8,656)
  Dividends received from subsidiary.........     1,524           --              --          (1,524)            --
                                                -------      -------          ------          ------        -------
Net cash provided by (used in) investing
  activities.................................     1,524       (8,656)             --          (1,524)        (8,656)
                                                -------      -------          ------          ------        -------
Net change in cash and cash equivalents......        --          804             (37)             --            767
Cash and cash equivalents at beginning of
  period.....................................        --        1,982              60              --          2,042
                                                -------      -------          ------          ------        -------
Cash and cash equivalents at end of period...   $    --      $ 2,786          $   23          $   --        $ 2,809
                                                =======      =======          ======          ======        =======

                   GEORGIA GULF CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000

                                                PARENT      GUARANTOR     NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   --------------   ------------   ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income.................................   $31,438      $36,647          $  619         $(37,266)      $31,438
  Adjustments to reconcile net income to net
    cash (used in) provided by operating
    activities:
    Depreciation and amortization............       286       18,505              15               --        18,806
    Equity in net income of subsidiaries.....   (36,639)        (627)             --           37,266            --
    Change in operating assets, liabilities
      and other..............................     2,175        6,928           1,558               --        10,661
                                                -------      -------          ------         --------       -------
Net cash (used in) provided by continuing
  operations.................................    (2,740)      61,453           2,192               --        60,905
Net cash provided by discontinued
  operation..................................        --          443              --               --           443
                                                -------      -------          ------         --------       -------
Net cash (used in) provided by operating
  activities.................................    (2,740)      61,896           2,192               --        61,348
Cash flows from financing activities:
  Long-term debt proceeds....................        --        2,605              --               --         2,605
  Long-term debt payments....................        --      (58,675)             --               --       (58,675)
  Proceeds from issuance of common stock.....       203           --              --               --           203
  Dividends paid.............................    (2,505)          --          (2,200)           2,200        (2,505)
                                                -------      -------          ------         --------       -------
Net cash used in financing activities........    (2,302)     (56,070)         (2,200)           2,200       (58,372)
                                                -------      -------          ------         --------       -------
Cash flows from investing activities:
  Capital expenditures.......................        --       (5,920)             --               --        (5,920)
  Dividends received from subsidiary.........     2,200           --              --           (2,200)           --
                                                -------      -------          ------         --------       -------
Net cash provided by (used in) investing
  activities.................................     2,200       (5,920)             --           (2,200)       (5,920)
                                                -------      -------          ------         --------       -------
Net change in cash and cash equivalents......    (2,842)         (94)             (8)              --        (2,944)
Cash and cash equivalents at beginning of
  period.....................................     4,151          252              21               --         4,424
                                                -------      -------          ------         --------       -------
Cash and cash equivalents at end of period...   $ 1,309      $   158          $   13         $     --       $ 1,480
                                                =======      =======          ======         ========       =======

    Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

    Georgia Gulf manufactures and markets products through two highly integrated lines categorized into chlorovinyls and aromatic chemicals. Our primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), and polyvinyl chloride ("PVC") resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

    NET SALES. Net sales for the quarter ended March 31, 2001 were $368.9 million, a decrease of 13 percent compared to $421.3 million for the same period in 2000. This decrease was due to 8 percent lower sales volumes and a decrease in the overall average selling price of 5 percent, largely attributable to the vinyls business.

    Net sales of chlorovinyls for the first quarter of 2001 were $281.1 million, 19 percent lower than net sales for first quarter of 2000 of $348.6 million. This decrease was the result of a 12 percent decrease in sales volume and a 9 percent decrease in sales prices. The lower sales prices and sales volumes resulted from weaker demand for vinyl products, particularly vinyl resins, VCM and vinyl compounds.

    Net sales of aromatics for the first quarter of 2001 were $87.8 million, an increase of 21 percent compared to $72.8 million for the same period in 2000. This increase was the result of a 15 percent improvement in sales prices and 5 percent higher sales volumes. Even though demand for phenol was weaker, sales prices for aromatic products increased as a result of partially pushing through higher raw material costs. The sales volume increase was primarily the result of a 67 percent increase in cumene sales volume partially offset by a 25 percent decrease in phenol sales volume.

    COST OF SALES. Cost of sales for the first quarter of 2001 was $351.5 million, an increase of 4 percent compared to $339.5 million for the first quarter of 2000. The primary reason for this increase was higher raw materials and energy costs. As a percentage of sales, cost of sales increased to 95 percent in the first quarter of 2001 compared to 81 percent in the first quarter of 2000. This increase was caused by higher raw material and energy costs outpacing overall sales price increases as well as a decrease in overall capacity utilization rates.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $12.6 million for the three months ended March 31, 2001, a decrease of 8 percent from $13.7 million for the same period in 2000. This decrease is primarily attributable to lower profit sharing expenses for 2001 based on lower earning expectations and the termination of services contracts with Condea Vista which more than offset an increase in legal expense and an increase in the reserve for doubtful accounts.

    OPERATING INCOME. We had operating income in the first quarter of 2001 of $4.7 million compared to $68.1 million in the first quarter of 2000. Lower operating income in chlorovinyls more than offset the decreased operating loss in aromatics. The lower operating income was the result of increases in raw material and energy costs coupled with lower sales volumes and overall sales price decreases.

    Our chlorovinyls operating profit for the first quarter of 2001 was $13.2 million, a decrease of 83 percent compared to $79.6 million for the same period in 2000. The most significant factors in this decrease were lower sales prices and lower sales volume for vinyl resins, VCM and vinyl compounds coupled with higher energy and raw material costs which more than offset higher caustic soda selling prices.

    Our aromatics operating loss for the first quarter of 2001 was $3.5 million, which was an improvement when compared to an operating loss of $6.5 million in the first quarter of 2000. Aromatic sales price increases were able to somewhat compensate for the lower phenol volume and significantly higher energy costs.

    NET INTEREST EXPENSE. Interest expense decreased to $15 million for the quarter ended March 31, 2001 compared with $19 million for the same period in 2000. This decrease was primarily attributable to the lower debt balance, as a result of a repayment of $56.8 million of debt, and lower interest rates.

    (BENEFIT) PROVISION FOR INCOME TAXES. The benefit from income taxes was $3.7 million for the first quarter of 2001 compared to a provision of $17.7 million for the first quarter of 2000. Our effective tax rate was 36 percent for both quarters.

    NET (LOSS) INCOME. Net loss for the first quarter of 2001 was $6.6 million compared to net income of $31.4 million in the first quarter of 2000. This was due to the factors discussed above.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 2001, we used $14.0 million in cash for operating activities as compared to generating $61.3 million in cash flow during the same period in 2000. Major uses of cash for the first quarter of 2001 were the net loss of $6.6 million and the $25.3 million used in working capital which more than offset the non-cash provision of $17.9 for depreciation and amortization. Total working capital at March 31, 2001 was $102.0 million versus $94.9 million at December 31, 2000. Significant changes in working capital for the first quarter of 2001 included an increase in inventories, an increase in the current portion of long-term debt, an increase in interest payable and a decrease in accounts payable. Inventories increased as a result of higher raw material costs and quantities. The decrease in accounts payable was attributable to the timing of certain payments.

    Debt increased by $26.0 million during the three months ended March 31, 2001 to $658.3 million. As of March 31, 2001, we had availability to borrow an additional $62.5 million under the revolving credit facility. Capital expenditures for the quarter ended March 31, 2001 were $8.7 million as compared to $5.9 million for the same 2000 period. Capital expenditures for 2001 are being directed toward normal repairs and maintenance, certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2001 will approximate $30 million.

    We declared a dividend of $0.08 per share or $2.5 million during the first quarter of 2001. As of March 31, 2001, we had authorization to repurchase up to
5.2 million shares under a common stock repurchase program.

    Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We believe that based on current and anticipated levels of operations and conditions in our markets, cash flow from operations will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. However, based on our expectations of earnings for the quarter ending June 30, 2001, we will be in violation of certain covenants related to the senior credit facility at the end of that quarter. We have consulted with the administrative agent of the senior credit facility. While the agent has not had the opportunity to consult with any other lendors, on the basis of the information that has been furnished to it, current conditions in the bank market and its experience with the lender group under the credit agreement, it would expect that an amendment or waiver could be structured that would be acceptable to the required lenders and would prevent a default.

    We are essentially a holding company and, accordingly, must rely on distributions, loans and other inter-company cash flows from our wholly-owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in our senior credit facility limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

                                    OUTLOOK

    For the second quarter, we are concerned because the weak demand we experienced in the first quarter has continued into the second quarter. However, price increases in the first quarter for phenol and vinyl resins, coupled with lower natural gas prices and decreases in raw material costs, should result in an improvement in the second quarter over the first quarter. The current economic forecast is for the economy to recover in the last half of this year, and if this occurs, we expect to see improved demand for our products.

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

    - changes in the industries to which our products are sold;

    - availability and pricing of raw materials;

    - technological changes affecting production;

    - difficulty in plant operations and product transportation;

    - governmental and environmental regulations; and

    - other unforeseen circumstances.

    A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000.

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    For a discussion of certain market risks related to Georgia Gulf, see
Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no significant developments with respect to our exposure to market risk except for the change in the fair value of interest rate swaps disclosed in
Note 7 to the financial statements included herein.

PART II.   OTHER INFORMATION.

    Item 1. Legal Proceedings.

    We are involved in certain legal proceedings that are described in our 2000 Annual Report on Form 10-K. During the three months ended March 31, 2001, there were no material changes or developments in the status of those legal proceedings that have not been previously disclosed in our 2000 Annual Report on Form 10-K.

    Item 6. Exhibits and Reports on Form 8-K.

    a)  No exhibits are required to be filed as part of this Form 10-Q.

    b) No reports on Form 8-K were filed with Securities and Exchange Commission during the first quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GEORGIA GULF CORPORATION
                                               (Registrant)

Date May 14, 2001                              /s/ EDWARD A. SCHMITT
                                               Edward A. Schmitt
                                               President and Chief Executive Officer
                                               (Principal Executive Officer)

Date May 14, 2001                              /s/ RICHARD B. MARCHESE
                                               Richard B. Marchese
                                               Vice President Finance, Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial Officer)