Form 10-Q
period 2001-06-30
GEORGIA GULF CORP /DE/
filed 2001-08-14
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-9753

GEORGIA GULF CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-1563799 (I.R.S. Employer Identification No.)
400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia (Address of principal executive offices)	30346 (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2001
Common Stock, $0.01 par value	31,715,002 shares

GEORGIA GULF CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2001

INDEX

ii

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$4,624	$2,042
Receivables, net	123,405	145,789
Inventories	97,012	123,156
Prepaid expenses	5,862	7,607
Deferred income taxes	5,243	5,243

Total current assets	236,146	283,837
Property, plant and equipment, net	607,439	626,777
Other assets, net	144,331	135,995

Total assets	$987,916	$1,046,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$26,004	$9,794
Accounts payable	97,890	147,949
Interest payable	5,340	5,388
Accrued compensation	5,968	10,380
Other accrued liabilities	18,350	15,420

Total current liabilities	153,552	188,931
Long-term debt, net of current portion	611,512	622,541
Deferred income taxes	121,545	116,545
Stockholders' equity	101,307	118,592

Total liabilities and stockholders' equity	$987,916	$1,046,609

Common shares outstanding	31,715	31,714

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$337,396	$429,987	$706,279	$851,330
Operating costs and expenses
Cost of sales	316,674	349,508	668,201	689,033
Selling, general and administrative expenses	10,962	11,358	23,604	25,032

Total operating costs and expenses	327,636	360,866	691,805	714,065

Operating income	9,760	69,121	14,474	137,265
Interest, net	14,291	17,953	29,380	36,960

(Loss) income before income taxes	(4,531)	51,168	(14,906)	100,305
(Benefit) provision for income taxes	(1,629)	18,421	(5,364)	36,116

Net (loss) income	$(2,902)	$32,747	$(9,542)	$64,189

(Loss) earnings per share:
Basic	$(.09)	$1.04	$(.30)	$2.05
Diluted	$(.09)	$1.04	$(.30)	$2.03
Weighted average common shares:
Basic	31,715	31,365	31,715	31,333
Diluted	31,715	31,578	31,715	31,559

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(9,542)	$64,189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,942	37,535
Provision for deferred income taxes	5,000	8,530
Change in operating assets, liabilities and other	(15,346)	(9,014)

Net cash provided by continuing operations	16,054	101,240
Net cash provided by discontinued operation	—	443

Net cash provided by operating activities	16,054	101,683

Cash flows from financing activities:
Long-term debt proceeds	8,969	33,819
Long-term debt payments	(3,788)	(125,675)
Proceeds from issuance of common stock	11	1,762
Dividends paid	(5,074)	(5,017)

Net cash provided by (used in) financing activities	118	(95,111)

Cash flows from investing activities:
Capital expenditures	(13,590)	(9,958)

Net change in cash and cash equivalents	2,582	(3,386)
Cash and cash equivalents at beginning of period	2,042	4,424

Cash and cash equivalents at end of period	$4,624	$1,038

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

    Our operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

    During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2000 be accounted for by the purchase method. SFAS No. 142 requires companies to cease amortizing existing (as of June 30, 2001) goodwill on December 31, 2001. SFAS No. 142 also prohibits the amortization of goodwill resulting from acquisitions completed after June 30, 2001. Additionally, SFAS No. 142 specifies that companies will be required to periodically test existing goodwill and some intangible assets for impairment. We are currently evaluating the financial statement impact of SFAS No. 142.

NOTE 3: DERIVATIVE TRANSACTIONS

    On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that we recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative's fair value must be currently recognized in earnings or comprehensive income, depending on the designation of the derivative. If the derivative is designated a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.

    On November 30, 2000, we entered into an interest rate swap agreement for a notional amount of $100 million, which has been designated as a cash flow hedge, to effectively convert a portion of our outstanding senior credit facility from a variable rate basis to a fixed rate basis, thus reducing the impact of interest rate changes on future income.

    Upon adoption of SFAS No. 133 on January 1, 2001, we recognized an unrealized loss of approximately $1.1 million related to the interest rate swap, which was recorded as part of other liabilities and accumulated other comprehensive income. Gains or losses associated with the interest rate swap are anticipated to occur through the maturity date of the interest rate swap, which expires on November 29, 2002.

NOTE 4: OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive income includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. As of June 30, 2001, accumulated other comprehensive loss was $2.7 million. The change in fair value of the interest rate swap from January 1, 2001 to June 30, 2001 was $1.6 million.

NOTE 5: INVENTORIES

    The major classes of inventories were as follows:

	June 30, 2001	December 31, 2000
	(In thousands)
Raw materials and supplies	$60,057	$45,662
Finished goods	36,955	77,494

	$97,012	$123,156

NOTE 6: LONG-TERM DEBT

    Long-term debt consisted of the following:

	June 30, 2001	December 31, 2000
	(In thousands)
Senior Credit Facility
Tranche A term loan	$97,680	$100,471
Tranche B term loan	196,359	197,356
Revolving Facility	8,500	—
7 5/8% notes due 2005	100,000	100,000
10 3/8% notes due 2007	200,000	200,000
Other	34,977	34,508

Total debt	637,516	632,335
Less current portion	26,004	9,794

Long-term debt	$611,512	$622,541

    On June 30, 2001, we entered into Amendment No. 2 to the Senior Credit Facility dated as of November 12, 1999. The amendment modified the existing financial covenants relating to the leverage ratio and the interest coverage ratio. The amendment also increased the applicable interest margin in cases where the leverage ratio is greater than 5.0:1 by 25 basis points or .25 percent. We were required to pay an amendment fee equal to .25 percent of the sum of the revolving facility, outstanding term loans, and unused commitments on June 30, 2001.

NOTE 7: SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands)
Segment net sales:
Chlorovinyls	$279,254	$348,245	$560,373	$696,822
Aromatics	58,142	81,742	145,906	154,508

Net sales	$337,396	$429,987	$706,279	$851,330

Segment operating income:
Chlorovinyls	$19,392	$75,172	$32,578	$154,749
Aromatics	(5,653)	(2,898)	(9,148)	(9,383)
Corporate and general plant services	(3,979)	(3,153)	(8,956)	(8,101)

Total operating income	$9,760	$69,121	$14,474	$137,265

NOTE 8: EARNINGS PER SHARE

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands)
Weighted average common shares—basic	31,715	31,365	31,715	31,333
Plus incremental shares from assumed conversions:
Options	—	153	—	165
Employee stock purchase plan rights	—	60	—	61

Weighted average common shares—diluted	31,715	31,578	31,715	31,559

NOTE 9: SUPPLEMENTAL GUARANTOR INFORMATION

    Our payment obligations under our 10 3/8 percent senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, North American Plastics, LLC, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly-owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries").

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$4,611	$13	$—	$4,624
Receivables, net	302,784	45,449	78,331	(303,159)	123,405
Inventories	—	97,012	—	—	97,012
Prepaid expenses	—	5,875	(13)	—	5,862
Deferred income taxes	—	5,243	—	—	5,243

Total current assets	302,784	158,190	78,331	(303,159)	236,146
Property, plant and equipment, net	274	607,164	—	—	607,439
Other assets, net	16,618	127,713	—	—	144,331
Investment in subsidiaries	130,074	58,528	—	(188,602)	—

Total assets	$449,750	$951,595	$78,331	$(491,761)	$987,916

Current portion of long-term debt	$—	$26,004	$—	$—	$26,004
Account payable	2,913	378,272	19,864	(303,159)	97,890
Interest payable	5,210	130	—	—	5,340
Accrued compensation	—	5,968	—	—	5,968
Other accrued liabilities	5,344	13,056	(50)	—	18,350

Total current liabilities	13,467	423,430	19,814	(303,159)	153,552
Long-term debt, net of current portion	334,977	276,535	—	—	611,512
Deferred income taxes	—	121,545	—	—	121,545
Stockholders' equity	101,307	130,085	58,517	(188,602)	101,307

Total liabilities and stockholders' equity	$449,750	$951,595	$78,331	$(491,761)	$987,916

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1,982	$60	$—	$2,042
Receivables, net	347,076	114,213	59,110	(374,610)	145,789
Inventories	—	123,156	—	—	123,156
Prepaid expenses	2,698	4,696	213	—	7,607
Deferred income taxes	—	5,243	—	—	5,243

Total current assets	349,774	249,290	59,383	(374,610)	283,837
Property, plant and equipment, net	321	626,456	—	—	626,777
Other assets, net	14,431	121,518	46	—	135,995
Investment in subsidiaries	128,775	57,869	—	(186,644)	—

Total assets	$493,301	$1,055,133	$59,429	$(561,254)	$1,046,609

Current portion of long-term debt	$—	$9,794	$—	$—	$9,794
Accounts payable	30,054	492,475	30	(374,610)	147,949
Interest payable	4,971	417	—	—	5,388
Accrued compensation	—	10,380	—	—	10,380
Other accrued liabilities	5,226	10,194	—	—	15,420

Total current liabilities	40,251	523,260	30	(374,610)	188,931
Long-term debt, net of current portion	334,458	288,083	—	—	622,541
Deferred income taxes	—	116,545	—	—	116,545
Stockholders' equity	118,592	127,245	59,399	(186,644)	118,592

Total liabilities and stockholders' equity	$493,301	$1,055,133	$59,429	$(561,254)	$1,046,609

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,190	$706,564	$3,365	$(8,840)	$706,279
Operating costs and expenses:
Cost of sales	—	668,201	—	—	668,201
Selling, general and administrative expenses	4,446	25,645	2,353	(8,840)	23,604

Total operating costs and expenses	4,446	693,846	2,353	(8,840)	691,805

Operating income	744	12,718	1,012	—	14,474
Other (expense) income:
Interest expense, net	(16,160)	(13,220)	—	—	(29,380)
Equity in (loss) income of subsidiaries	325	659	—	(984)	—

(Loss) income before taxes	(15,091)	157	1,012	(984)	(14,906)
(Benefit) provision for income taxes	(5,549)	(185)	370	—	(5,364)

Net (loss) income	$(9,542)	$342	$642	$(984)	$(9,542)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$851,636	$4,083	$(4,389)	$851,330
Operating costs and expenses
Cost of sales	—	689,033	—	—	689,033
Selling, general and administrative expenses	2,675	24,587	2,159	(4,389)	25,032

Total operating costs and expenses	2,675	713,620	2,159	(4,389)	714,065

Operating (loss) income	(2,675)	138,016	1,924	—	137,265
Other income (expense)
Interest expense, net	(16,250)	(20,710)	—	—	(36,960)
Equity in income of subsidiaries	76,301	1,236	—	(77,537)	—

Income before taxes	57,376	118,542	1,924	(77,537)	100,305
(Benefit) provision for income taxes	(6,813)	42,233	696	—	36,116

Net income	$64,189	$76,309	$1,228	$(77,537)	$64,189

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$337,534	$1,423	$(4,156)	$337,396
Operating costs and expenses:
Cost of sales	—	316,674	—	—	316,674
Selling, general and administrative expenses	2,277	11,800	1,042	(4,156)	10,963

Total operating costs and expenses	2,277	328,474	1,042	(4,156)	327,637

Operating income	318	9,060	381	—	9,759
Other (expense) income:
Interest expense, net	(8,072)	(6,218)	—	—	(14,290)
Equity in (loss) income of subsidiaries	2,061	255	—	(2,316)	—

(Loss) income before taxes	(5,693)	3,097	381	(2,316)	(4,531)
(Benefit) provision for income taxes	(2,791)	1,019	143	—	(1,629)

Net (loss) income	$(2,902)	$2,078	$238	$(2,316)	$(2,902)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$430,142	$2,131	$(2,286)	$429,987
Operating costs and expenses
Cost of sales	—	349,505	—	—	349,505
Selling, general and administrative expenses	2,675	9,791	1,178	(2,286)	11,358

Total operating costs and expenses	2,675	359,296	1,178	(2,286)	360,863

Operating (loss) income	(2,675)	70,846	953	—	69,124
Other income (expense)
Interest expense, net	(8,124)	(9,828)	—	—	(17,952)
Equity in income of subsidiaries	39,662	609	—	(40,271)	—

Income before taxes	28,863	61,627	953	(40,271)	51,172
(Benefit) provision for income taxes	(3,888)	21,965	344	—	18,421

Net income	$32,751	$39,662	$609	$(40,271)	$32,751

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,542)	$342	$642	$(984)	$(9,542)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	708	35,187	47	—	35,942
Provision for deferred income taxes	—	5,000	—	—	5,000
Equity in net income of subsidiaries	(325)	(659)	—	984	—
Change in operating assets, liabilities and other	12,179	(28,313)	788	—	(15,346)

Net cash (used in) provided by continuing operations	3,020	11,557	1,477	—	16,054

Cash flows from financing activities:
Long-term debt proceeds	519	8,450	—	—	8,969
Long-term debt payments	—	(3,788)	—	—	(3,788)
Proceeds from issuance of common stock	11	—	—	—	11
Dividends paid	(5,074)	—	(1,524)	1,524	(5,074)

Net cash (used in) provided by financing activities	(4,544)	4,662	(1,524)	1,524	118

Cash flows from investing activities:
Capital expenditures	—	(13,590)	—	—	(13,590)
Dividends received from subsidiary	1,524	—	—	(1,524)	—

Net cash provided by (used in) investing activities	1,524	(13,590)	—	(1,524)	(13,590)

Net change in cash and cash equivalents	—	2,629	(47)	—	2,582
Cash and cash equivalents at beginning of period	—	1,982	60	—	2,042

Cash and cash equivalents at end of period	$—	$4,611	$13	$—	$4,624

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$64,189	$76,309	$1,228	$(77,537)	$64,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	572	36,925	38	—	37,535
Provision for deferred income taxes	—	8,530	—	—	8,530
Equity in net income of subsidiaries	(76,301)	(1,236)	—	77,537	—
Change in operating assets, liabilities and other	9,693	(19,631)	924	—	(9,014)

Net cash (used in) provided by continuing operations	(1,847)	100,897	2,190	—	101,240

Net cash used in discontinued operation	—	443	—	—	443

Net cash (used in) provided by operating activities	(1,847)	101,340	2,190	—	101,683

Cash flows from financing activities:
Long-term debt proceeds	—	33,819	—	—	33,819
Long-term debt payments	—	(125,675)	—	—	(125,675)
Proceeds from issuance of common stock	1,762	—	—	—	1,762
Dividends paid	(5,017)	—	(2,200)	2,200	(5,017)

Net cash (used in) provided by financing activities	(3,255)	(91,856)	(2,200)	2,200	(95,111)

Cash flows from investing activities:
Capital expenditures	(380)	(9,578)	—	—	(9,958)
Dividends received from subsidiary	2,200	—	—	(2,200)	—

Net cash flow used in investing activities	1,820	(9,578)	—	(2,200)	(9,958)

Net change in cash and cash equivalents	(3,282)	(94)	(10)	—	(3,386)
Cash and cash equivalents at beginning of period	4,151	252	21	—	4,424

Cash and cash equivalents at end of period	$869	$158	$11	$—	$1,038

NOTE 10: Subsequent Events

    As noted in our 10-K for the year ended December 31, 2000, we had entered into an agreement pursuant to which we sold an undivided ownership interest in a pool of our trade receivables through a wholly owned subsidiary to a third party (the "Securitization"). As collections satisfied accounts receivable in the pool, we distributed the proceeds to the purchaser and sold ownership interests in new receivables. On July 17, 2001 the sale of additional accounts receivable was restricted pursuant to a provision contained in our indenture governing our Senior Subordinated Notes. Therefore, we repurchased the outstanding interest ($60,000,000 as of July 17, 2001) in our receivables by utilizing the availability of the revolving portion of our Senior Credit Facility. On July 20, 2001 GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent terminated the Securitization. Pursuant to the termination agreement, we are permitted to request that the Securitization be reinstated (the "New Securitization") with identical terms and conditions upon written notice to, and subject to acceptance by, the purchaser and administrative agent. For additional discussion on liquidity and capital resources please see "Liquidity and Capital Resources" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section following the financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    Georgia Gulf manufactures and markets products through two highly integrated lines categorized into chlorovinyl and aromatic chemicals. Our chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), and vinyl resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

    Net Sales.  Net sales for the quarter ended June 30, 2001 were $337.4 million, a decrease of 22 percent compared to $430.0 million for the same period in 2000. This decrease was due to 7 percent lower sales volumes and a decrease in the overall average selling price of 16 percent, largely attributable to the vinyls business.

    Net sales of chlorovinyls for the second quarter of 2001 were $279.3 million, 20 percent lower than net sales for second quarter of 2000 of $348.2 million. This decrease was the result of a 20 percent decrease in sales prices. The lower sales prices resulted from softening demand for vinyl products, particularly VCM and vinyl resins, which more than offset a 181 percent increase in caustic soda prices.

    Net sales of aromatics for the second quarter of 2001 were $58.1 million, a decrease of 29 percent compared to $81.7 million for the same period in 2000. This decrease was the result of a 4 percent drop in sales prices and 26 percent lower sales volumes. Sales volume decreased due to weakness in demand.

    Cost of Sales.  Cost of sales for the second quarter of 2001 was $316.7 million, a decrease of 9 percent compared to $349.5 million for the second quarter of 2000. The primary reason for this decrease was lower sales volumes. Also contributing to the decrease were lower prices for substantially all major raw materials. As a percentage of sales, cost of sales increased to 94 percent in the second quarter of 2001 compared to 81 percent in the second quarter of 2000. This increase was caused by overall sales price decreases outpacing lower raw material costs as well as a decrease in capacity utilization rates.

    Selling and Administrative Expenses.  Selling and administrative expenses were $11.0 million for the three months ended June 30, 2001, a decrease of 3 percent from the same period in 2000. This decrease is primarily attributable to lower profit sharing expenses for 2001.

    Operating Income.  Operating income in the second quarter of 2001 was $9.8 million, a decrease of 86 percent compared to $69.1 million in the second quarter of 2000. This decrease was the result of lower operating income in chlorovinyls and an increased operating loss in aromatics. As a percentage of net sales, operating profit decreased to 3 percent of net sales in the second quarter of 2001 compared to 16 percent for the same period in 2000. This decrease in operating profit as a percentage of net sales was the result of overall sales price decreases which more than offset decreases in raw material costs.

    Our chlorovinyls operating profit for the second quarter of 2001 was $19.4 million, a decrease of 74 percent compared to $75.2 million for the same period in 2000. The most significant factors in this decrease are the erosion in VCM and vinyl resin profit margins and higher energy costs outpacing the effects of lower raw material costs and higher prices for caustic soda.

    Our aromatics operating loss for the second quarter of 2001 was $5.7 million, an increase of 95 percent compared to an operating loss of $2.9 million in the second quarter of 2000. The increase was the result of lower sales volumes and sales prices which were not offset by lower raw material costs.

    Net Interest Expense.  Interest expense decreased to $14.3 million for the quarter ended June 30, 2001 compared with $18.0 million for the same period in 2000. This decrease was primarily attributable to lower long-term debt balances and lower interest rates.

    (Benefit) Provision for Income Taxes.  Benefit from income taxes was $1.6 million for the second quarter of 2001 compared to a provision of $18.4 million for the second quarter of 2000. The benefit from income taxes was primarily attributable to the net loss generated for the quarter compared to net income for the same period in 2000. Our effective tax rate was 36 percent for both quarters.

    Net (loss) Income.  Net loss for the three months ended June 30, 2001 was $2.9 million, a decrease of 109 percent compared to net income of $32.8 million for the three months ended June 30, 2000. This was due to the factors discussed above.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

    Net Sales.  For the six months ended June 30, 2001, net sales were $706.3 million, a decrease of 17 percent compared to $851.3 million for the same period in 2000. This decrease was due to a 7 percent decrease in sales volumes largely attributable to weak macroeconomic conditions and also an 11 percent lower overall average selling price.

    Net sales of chlorovinyls for the first half of 2001 were $560.4 million, 20 percent lower than net sales for first half of 2000 of $696.8 million. Sales volume decreased by 6 percent primarily as a result of a decrease in demand for vinyl resins and vinyl compounds. Lower average sales prices of 14 percent resulted from softening demand for vinyl products, particularly VCM, vinyl resins and vinyl compounds.

    Net sales of aromatics for the first half of 2001 were $145.9 million, a decrease of 6 percent compared to $154.5 million for the same period in 2000. This decrease was primarily the result of a 10 percent deterioration in sales volumes that more than offset higher phenol sales prices.

    Cost of Sales.  Cost of sales for the first half of 2001 was $668.2 million, a decrease of 3 percent compared to $689.0 million for the first half of 2000. Decreased sales volumes in the vinyls business were the primary cause of this decrease. Also contributing to the decrease were lower prices for propylene and chlorine. As a percentage of sales, cost of sales increased to 95 percent in the first half of 2001 compared to 81 percent in the first half of 2000. This increase was caused by increased energy costs and overall sales price decreases that outpaced decreases of certain raw materials costs.

    Selling and Administrative Expenses.  Selling and administrative expenses were $23.6 million for the six months ended June 30, 2001, a decrease of 6 percent from the same period in 2000. This decrease is primarily attributable to lower profit sharing expenses for 2001 offsetting increased legal expenses.

    Operating Income.  Operating income in the first six months of 2001 was $14.5 million, a decrease of 89 percent compared to $137.3 million in the first six months of 2000. Lower operating income in chlorovinyls was the primary factor in the decrease. As a percentage of net sales, operating profit decreased to 2 percent of net sales in the first six months of 2001 compared to 16 percent for the same period in 2000. Overall sales price decreases and increased energy costs outpaced decreases in raw material costs which caused the decrease in operating profit as a percentage of net sales.

    Our chlorovinyls operating profit for the first six months of 2001 was $32.6 million, a decrease of 79 percent compared to $154.7 million for the same period in 2000. The most significant factors in this decrease are declines in vinyl resin sales prices and sales volumes, which were not offset by lower raw material costs and a higher selling price for caustic soda.

    Our aromatics operating loss for the first six months of 2001 was $9.1 million, a decrease of 3 percent compared to an operating loss of $9.4 million in the first six months of 2000. This slight improvement was the result of phenol sales prices increases and lower raw material costs, which were partially offset by lower sales volumes and an increase in natural gas costs.

    Net Interest Expense.  Interest expense for the first half of 2001 was $29.4 million compared with $37.0 million for the same period in 2000. This decrease was primarily attributable to lower overall debt balances and lower interest rates.

    (Benefit) Provision for Income Taxes.  Benefit from income taxes was $5.4 million for the first six months of 2001 compared to a provision of $36.1 million for the same period of 2000. The benefit from income taxes was primarily attributable to the net loss generated for the first half of 2001 compared to net income generated for the first six months of 2000.

    Net (Loss) Income.  Net loss for the first half of 2001 was $9.5 million, a decrease of 115 percent from net income of $64.2 million in the first half of 2000. This was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2001, we generated $16 million in cash flow from operating activities as compared to $101.7 million generated during the same period in 2000. Total working capital at June 30, 2001 was $82.6 million versus $95.0 million at December 31, 2000. Significant changes in working capital for the first half of 2001 included a decrease in accounts receivable, lower inventories and a decrease in accounts payable. The decrease in accounts receivable was primarily attributable to the decrease in net sales for the six months ended June 30, 2001 versus the first six months of 2000. Inventories decreased as a result of lower quantities and lower raw material costs. Decreases in accounts payable were attributable to the timing of certain payments and lower trade payable balances related to decreased raw material prices. Significant changes in working capital for the first half of 2000 included a decrease in accounts receivable due to the sale of an additional $25.0 million of trade receivables under a revolving trade receivables sales program, an increase in inventories as a result of higher raw material costs and quantities, and an increase in accounts payable attributed to the timing of certain payments and higher trade payable balances related to increased raw material prices. Accounts payable increases were partially offset by the payment of $16.3 million to CONDEA Vista Company representing a working capital adjustment related to our acquisition of its vinyl business in November 1999.

    Debt increased by $5.2 million during the six months ended June 30, 2001 to $637.5 million. As of June 30, 2001, we had availability to borrow an additional $86.5 million under the revolving credit facility. Capital expenditures for the six months ended June 30, 2001 were $13.6 million as compared to $18.0 million for the same 2000 period. Capital expenditures for 2001 will be directed toward certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2001 will be less than $30.0 million.

    We declared dividends of $0.16 per share or $5.1 million during the first six months of 2001.

    On June 30, 2001, we entered into Amendment No. 2 to the Senior Credit Facility dated as of November 12, 1999. The amendment modified the existing financial covenants relating to the leverage ratio and the interest coverage ratio. The amendment also increased the applicable interest margin in cases where the leverage ratio is greater than 5.0:1 by 25 basis points or .25 percent. We were required to pay an amendment fee equal to .25 percent of the sum of the revolving facility, outstanding term loans, and unused commitments on June 30, 2001.

    As noted in our 10-K for the year ended December 31, 2000, we had entered into an agreement pursuant to which we sold an undivided ownership interest in a pool of our trade receivables through a wholly owned subsidiary to a third party (the "Securitization"). As collections satisfied accounts receivable in the pool, we distributed the proceeds to the purchaser and sold ownership interests in new receivables. On July 17, 2001 the sale of additional accounts receivable was restricted pursuant to a provision contained in our indenture governing our Senior Subordinated Notes. Therefore, we repurchased the outstanding interest ($60,000,000 as of July 17, 2001) in our receivables by utilizing the availability of the revolving portion of our Senior Credit Facility. On July 20, 2001 GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent terminated the Securitization. Pursuant to the termination agreement, we are permitted to request that the Securitization be reinstated (the "New Securitization") with identical terms and conditions upon written notice to, and subject to acceptance by, the purchaser and administrative agent.

    Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and anticipated levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $26.5 million, and the availability to borrow an additional $45.0 million under the revolving credit facility, at August 14, 2001, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements.

    During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2000 be accounted for by the purchase method. SFAS No. 142 requires companies to cease amortizing existing (as of June 30, 2001) goodwill on December 31, 2001. SFAS No. 142 also prohibits the amortization of goodwill resulting from acquisitions completed after June 30, 2001. Additionally, SFAS No. 142 specifies that companies will be required to periodically test existing goodwill and some intangible assets for asset impairment. We are is currently evaluating the financial statement impact of SFAS No. 142.

    We are essentially a holding company and, accordingly, must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in our senior credit facility limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

OUTLOOK

    For the third quarter, demand for our products remains weak. However, lower raw material and energy costs should result in an improvement over the second quarter. This improvement is based on the following assumptions: greater PVC resin sales in terms of volume, natural gas prices decreasing to approximately the current New York Mercantile Exchange futures prices, and aromatics showing only a slight improvement.

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

  •
  changes in the general economy;
  •
  changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;
  •
  changes and/or cyclicality in the industries to which our products are sold;
  •
  availability and pricing of raw materials;
  •
  technological changes affecting production;
  •
  difficulty in plant operations and product transportation;
  •
  governmental and environmental regulations; and
  •
  other unforeseen circumstances.

A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000 and our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    For a discussion of certain market risks related to Georgia Gulf, see Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no significant developments with respect to our exposure to market risk except for the change in the fair value of interest rate swaps disclosed in Note 3 to the financial statements included herein.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

    We are involved in certain legal proceedings that are described in our 2000 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ending March 31, 2001. During the three months ended June 30, 2001, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2000 Annual Report on Form 10-K or in our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2001.

Item 2. Changes in Securities and Use of Proceeds

    We established a 401(k) plan, the Aberdeen Hourly Savings and Investment Plan (the "Plan"), effective November 12, 1999, in connection with the acquisition of the vinyls business of CONDEA Vista, for certain Aberdeen, Mississippi employees of Georgia Gulf Chemicals and Vinyls, LLC, a subsidiary of Georgia Gulf Corporation. As of December 31, 2000, and July 18, 2001, there were 140 participants in the plan. Under the plan, participants are able to direct contributions to the plan, through its various investment options. One of the investment options is the Georgia Gulf common stock fund, which invests in our common stock. As of July 18, 2001, the plan had purchased 54,336 shares of Georgia Gulf common stock for the Plan on the open market for an aggregate of $938,391. Georgia Gulf Corporation registered 500,000 shares of Georgia Gulf common stock that may be purchased under the plan on July 18, 2001, on a Form S-8 registration statement filed with the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

    Our annual meeting of stockholders was held May 15, 2001 in Atlanta, Georgia for the following purposes: (i) to elect two directors to serve for a term of three years; (ii) to consider and take action upon the approval and adoption of the Second Amendment to the Employee Stock Purchase Plan, which increases the number of shares issuable under that plan by 200,000 shares; and (iii) to consider and take action upon the ratification of the selection of Arthur Andersen LLP to serve as independent public accountants for the year ending December 31, 2001.

    The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or abstentions
Jerry R. Satrum	25,484,551	1,265,519	0
Edward A. Schmitt	25,427,105	1,332,965	0

    In addition, the terms of the following directors continued after the meeting:

    John E. Akitt
    Charles T. Harris III
    John D. Bryan
    Dennis M. Chorba
    Patrick J. Fleming

    James R. Kuse, former Chairman of the Board of Directors, died May 22, 2001. As of the date of this filing, his seat as Chairman of the Board of Directors remains vacant.

    The approval and adoption of the First Amendment to the Employee Stock Purchase Plan, which increases the number of shares issuable under that plan by 200,000 shares was approved by the following votes:

For	Against	Abstain	Broker Non-Votes
25,343,088	1,393,926	13,056	0

    The selection of Arthur Andersen LLP to serve as independent public accountants for the company for the year ending December 31, 2001, was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
26,642,323	98,673	9,074	0

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits
  10.1
  Amendment No. 2, dated June 30, 2001 to the Credit Agreement dated as of November 12, 1999, among Georgia Gulf Corporation, the eligible subsidiaries party thereto, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent.
  10.2
  Letter Agreement dated as of July 20, 2001, among GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent.
  b)
  No reports on Form 8-K were filed with Securities and Exchange Commission during the second quarter of 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date August 14, 2001
/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date August 14, 2001
/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

INDEX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.