Form 10-Q
period 2001-09-30
GEORGIA GULF CORP /DE/
filed 2001-11-13
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2001
Common Stock, $0.01 par value	31,715,002 shares

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

INDEX

Page Numbers
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	3
Notes to Condensed Consolidated Financial Statements as of September 30, 2001	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21

ii

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$5,241	$2,042
Receivables, net of allowance for doubtful accounts of $2,407 in 2001 and $2,372 in 2000	145,306	145,789
Inventories	81,601	123,156
Prepaid expenses	4,639	7,607
Deferred income taxes	5,243	5,243

Total current assets	242,030	283,837
Property, plant and equipment, net	592,761	626,777
Other assets	143,502	135,995

Total assets	$978,293	$1,046,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$28,753	$9,794
Accounts payable	88,836	147,949
Interest payable	12,602	5,388
Accrued compensation	5,621	10,380
Other accrued liabilities	21,429	15,420

Total current liabilities	157,241	188,931
Long-term debt, net of current portion	597,504	622,541
Deferred income taxes	123,735	116,545
Stockholders' equity	99,813	118,592

Total liabilities and stockholders' equity	$978,293	$1,046,609

Common shares outstanding	31,715	31,714

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	$267,408	$366,382	$973,687	$1,217,712
Operating costs and expenses
Cost of sales	238,163	327,518	906,363	1,016,551
Selling, general and administrative expenses	10,854	10,513	34,458	35,545

Total operating costs and expenses	249,017	338,031	940,821	1,052,096

Operating income	18,391	28,351	32,866	165,616
Interest, net	14,489	16,646	43,870	53,606

Income (loss) before income taxes	3,902	11,705	(11,004)	112,010
Provision (benefit) for income taxes	1,405	4,214	(3,959)	40,330

Net income (loss)	$2,497	$7,491	$(7,045)	$71,680

Earnings (loss) per share:
Basic	$0.08	$0.24	$(0.22)	$2.28
Diluted	$0.08	$0.24	$(0.22)	$2.27
Weighted average common shares:
Basic	31,715	31,484	31,715	31,384
Diluted	31,757	31,585	31,715	31,530

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(7,045)	$71,680
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,264	56,162
Provision for deferred income taxes	7,190	14,047
Change in operating assets, liabilities and other	(21,841)	(856)

Net cash provided by continuing operations	32,568	141,033
Net cash provided by discontinued operation	—	443

Net cash provided by operating activities	32,568	141,476

Cash flows from financing activities:
Long-term debt proceeds	85,713	41,538
Long-term debt payments	(91,791)	(165,675)
Proceeds from issuance of common stock	11	1,787
Purchase and retirement of common stock	—	(121)
Dividends paid	(7,611)	(7,535)

Net cash used in financing activities	(13,678)	(130,006)

Cash flows from investing activities:
Capital expenditures	(15,691)	(15,070)

Net change in cash and cash equivalents	3,199	(3,600)
Cash and cash equivalents at beginning of period	2,042	4,424

Cash and cash equivalents at end of period	$5,241	$824

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

    Our operating results for the three- and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

    During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method—the purchase method. SFAS No. 142 requires companies to cease amortizing existing (as of June 30, 2001) goodwill on December 31, 2001. SFAS No. 142 also prohibits the amortization of goodwill resulting from acquisitions completed after June 30, 2001. Additionally, SFAS No. 142 specifies that companies will be required to periodically test existing goodwill and some intangible assets for asset impairment. The Company is currently evaluating the financial statement impact of SFAS No. 142.

    During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period incurred at fair value, if a reasonable estimate of fair value can be made. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. Management does not believe the adoption of SFAS 143 will have a material effect on our consolidated financial statements.

    During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies financial accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment losses related to the carrying value of long-lived assets. The Company will adopt SFAS 144 on January 1, 2002. Management does not believe the adoption of SFAS 144 will have a material effect on our consolidated financial statements.

NOTE 3: DERIVATIVE TRANSACTIONS

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

NOTE 4: OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss includes unrealized gains and losses in the fair value of certain derivative instruments which qualify for hedge accounting. As of September 30, 2001, accumulated other comprehensive loss was $4.1 million. The change in fair value of the interest rate swap from January 1, 2001 to September 30, 2001 was $3.0 million.

NOTE 5: RECEIVABLES

    As noted in our 10-K for the year ended December 31, 2000, we had entered into an agreement pursuant to which we sold an undivided ownership interest in a pool of our trade receivables through a wholly owned subsidiary to a third party (the "Securitization" or "asset securitization program"). As collections satisfied accounts receivable in the pool, we distributed the proceeds to the purchaser and sold ownership interests in new receivables. On July 17, 2001 the sale of additional accounts receivable was restricted pursuant to a provision contained in our indenture governing our senior subordinated notes. Therefore, we repurchased the outstanding interest ($60,000,000 as of July 17, 2001) in our receivables by utilizing the availability of the revolving portion of our senior credit facility. On July 20, 2001 GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent terminated the Securitization. Pursuant to the termination agreement, we are permitted to request that the Securitization be reinstated (the "New Securitization") with identical terms and conditions upon written notice to, and subject to acceptance by, the administrative agent.

NOTE 6: INVENTORIES

    The major classes of inventories were as follows:

	September 30, 2001	December 31, 2000
	(In thousands)
Raw materials and supplies	$28,393	$45,662
Finished goods	53,208	77,494

	$81,601	$123,156

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Segment net sales:
Chlorovinyls	$220,622	$287,712	$780,996	$984,534
Aromatics	46,786	78,670	192,691	233,178

Net sales	$267,408	$366,382	$973,687	$1,217,712

Segment operating income:
Chlorovinyls	$23,376	$33,055	$55,954	$187,802
Aromatics	(1,296)	(1,285)	(10,444)	(10,668)
Corporate and general plant services	(3,689)	(3,419)	(12,644)	(11,518)

Total operating income	$18,391	$28,351	$32,866	$165,616

NOTE 8: EARNINGS PER SHARE

    There are no adjustments to "Net income (loss)" or "Income (loss) before income taxes" for the diluted earnings per share computations.

    The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Weighted average common shares—basic	31,715	31,484	31,715	31,384
Plus incremental shares from assumed conversions:
Options	11	—	—	—
Employee stock purchase plan rights	31	101	—	146

Weighted average common shares—diluted	31,757	31,585	31,715	31,530

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$5,233	$8	$—	$5,241
Receivables, net	361,994	145,821	58,453	(420,962)	145,306
Inventories	—	81,601	—	—	81,601
Prepaid expenses	—	4,639	—	—	4,639
Deferred income taxes	—	5,243	—	—	5,243

Total current assets	361,994	242,537	58,461	(420,962)	242,030
Property, plant and equipment, net	251	592,510	—	—	592,761
Other assets, net	16,355	127,147	—	—	143,502
Investment in subsidiaries	136,038	58,501	—	(194,539)	—

Total assets	$514,638	$1,020,695	$58,461	$(615,501)	$978,293

Current portion of long-term debt	$—	$28,753	$—	$—	$28,753
Account payable	61,505	448,269	24	(420,962)	88,836
Interest payable	12,435	167	—	—	12,602
Accrued compensation	—	5,621	—	—	5,621
Accrued pension	5,664	1,801	—	—	7,465
Other accrued liabilities	—	14,014	(50)	—	13,964

Total current liabilities	79,604	498,625	(26)	(420,962)	157,241
Long-term debt, net of current portion	335,221	262,283	—	—	597,504
Deferred income taxes	—	123,735	—	—	123,735
Stockholders' equity	99,813	136,053	58,486	(194,539)	99,813
Rounding		(1)	1

Total liabilities and stockholders' equity	$514,638	$1,020,695	$58,461	$(615,501)	$978,293

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1,982	$60	$—	$2,042
Receivables, net	347,076	114,213	59,110	(374,610)	145,789
Inventories	—	123,156	—	—	123,156
Prepaid expenses	2,698	4,696	213	—	7,607
Deferred income taxes	—	5,243	—	—	5,243

Total current assets	349,774	249,290	59,383	(374,610)	283,837
Property, plant and equipment, net	321	626,456	—	—	626,777
Other assets, net	14,431	121,518	46	—	135,995
Investment in subsidiaries	128,775	57,869	—	(186,644)	—

Total assets	$493,301	$1,055,133	$59,429	$(561,254)	$1,046,609

Current portion of long-term debt	$—	$9,794	$—	$—	$9,794
Accounts payable	30,054	492,475	30	(374,610)	147,949
Interest payable	4,971	417	—	—	5,388
Accrued compensation	—	10,380	—	—	10,380
Accrued pension	—	296	—	—	5,522
Other accrued liabilities	5,226	9,898	—	—	9,898

Total current liabilities	40,251	523,260	30	(374,610)	188,931
Long-term debt, net of current portion	334,458	288,083	—	—	622,541
Deferred income taxes	—	116,545	—	—	116,545
Stockholders' equity	118,592	127,245	59,399	(186,644)	118,592

Total liabilities and stockholders' equity	$493,301	$1,055,133	$59,429	$(561,254)	$1,046,609

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$267,421	$109	$(2,717)	$267,408
Operating costs and expenses:
Cost of sales	—	238,163	—	—	238,163
Selling, general and administrative expenses	2,213	11,203	155	(2,717)	10,854

Total operating costs and expenses	2,213	249,366	155	(2,717)	249,017

Operating income	382	18,055	(46)	—	18,391
Other (expense) income:
Interest expense, net	(8,071)	(6,418)	—	—	(14,489)
Equity in (loss) income of subsidiaries	7,418	(27)	—	(7,391)	—

Income (loss) before taxes	(271)	11,610	(46)	(7,391)	3,902
Provision (benefit) for income taxes	(2,768)	4,188	(15)	—	1,405

Net income (loss)	$2,497	$7,422	$(31)	$(7,391)	$2,497

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$366,513	$1,905	$(2,036)	$366,382
Operating costs and expenses:
Cost of sales	—	327,518	—	—	327,518
Selling, general and administrative expenses	2,003	9,062	1,484	(2,036)	10,513

Total operating costs and expenses	2,003	336,580	1,484	(2,306)	338,031

Operating income	(2,003)	29,933	421	—	28,351
Other (expense) income:
Interest expense, net	(8,144)	(8,502)	—	—	(16,646)
Equity in income (loss) of subsidiaries	17,638	270	—	(17,908)	—

Income before taxes	7,491	21,701	421	(17,908)	11,705
Provision for income taxes	—	4,063	151	—	4,214

Net income	$7,491	$17,638	$270	$(17,908)	$7,491

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$7,785	$973,984	$3,474	$(11,556)	$973,687
Operating costs and expenses:
Cost of sales	—	906,363	—	—	906,363
Selling, general and administrative expenses	6,659	36,847	2,508	(11,556)	34,458

Total operating costs and expenses	6,659	943,210	2,508	(11,556)	940,821

Operating income	1,126	30,774	966	—	32,866
Other (expense) income:
Interest expense, net	(24,231)	(19,639)	—	—	(43,870)
Equity in (loss) income of subsidiaries	7,743	632	—	(8,375)	—

(Loss) income before taxes	(15,362)	11,767	966	(8,375)	(11,004)
(Benefit) provision for income taxes	(8,317)	4,003	355	—	(3,959)

Net (loss) income	$(7,045)	$7,764	$611	$(8,375)	$(7,045)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,218,149	$5,988	$(6,425)	$1,217,712
Operating costs and expenses:
Cost of sales	—	1,016,551	—	—	1,016,551
Selling, general and administrative expenses	4,678	33,649	3,643	(6,425)	35,545

Total operating costs and expenses	4,678	1,050,200	3,643	(6,425)	1,052,096

Operating income	(4,678)	167,949	2,345	—	165,616
Other income (expense):
Interest expense, net	(24,394)	(29,212)	—	—	(53,606)
Equity in income of subsidiaries	93,939	1,506	—	(95,445)	—

Income before taxes	64,867	140,243	2,345	(95,445)	112,010
(Benefit) provision for income taxes	(6,813)	46,296	847	—	40,330

Net income	$71,680	$93,947	$1,498	$(95,445)	$71,680

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,045)	$7,764	$611	$(8,375)	$(7,045)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,066	53,152	46	—	54,264
Provision for deferred income taxes	—	7,190	—	—	7,190
Equity in net income of subsidiaries	(7,743)	(632)	—	8,375	—
Change in operating assets, liabilities and other	19,035	(41,691)	815	—	(21,841)

Net cash provided by continuing operations	5,313	25,783	1,472	—	32,568

Cash flows from financing activities:
Long-term debt proceeds	763	84,950	—	—	85,713
Long-term debt payments	—	(91,791)	—	—	(91,791)
Proceeds from issuance of common stock	11	—	—	—	11
Dividends paid	(7,611)	—	(1,524)	1,524	(7,611)

Net cash used in financing activities	(6,837)	(6,841)	(1,524)	1,524	(13,678)

Cash flows from investing activities:
Capital expenditures	—	(15,691)	—	—	(15,691)
Dividends received from subsidiary	1,524	—	—	(1,524)	—

Net cash provided by (used in) investing activities	1,524	(15,691)	—	(1,524)	(15,691)

Net change in cash and cash equivalents	—	3,251	(52)	—	3,199
Cash and cash equivalents at beginning of period	—	1,982	60	—	2,042

Cash and cash equivalents at end of period	$—	$5,233	$8	$—	$5,241

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2000
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$71,680	$93,947	$1,498	$(95,445)	$71,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	917	55,163	82	—	56,162
Provision for deferred income taxes	—	14,047	—	—	14,047
Equity in net income of subsidiaries	(93,939)	(1,506)	—	95,445	—
Change in operating assets, liabilities and other	21,886	(23,352)	610	—	(856)

Net cash provided by continuing operations	544	138,299	2,190	—	141,033

Net cash used in discontinued operation	—	443	—	—	443

Net cash provided by operating activities	544	138,742	2,190	—	141,476

Cash flows from financing activities:
Long-term debt proceeds	—	41,538	—	—	41,538
Long-term debt payments	—	(165,675)	—	—	(165,675)
Purchase and retirement of common stock	(121)	—	—	—	(121)
Proceeds from issuance of common stock	1,787	—	—	—	1,787
Dividends paid	(7,535)	—	(2,200)	2,200	(7,535)

Net cash used in financing activities	(5,869)	(124,137)	(2,200)	2,200	(130,006)

Cash flows from investing activities:
Capital expenditures	(380)	(14,690)	—	—	(15,070)
Dividends received from subsidiary	2,200	—	—	(2,200)	—

Net cash flow used in investing activities	1,820	(14,690)	—	(2,200)	(15,070)

Net change in cash and cash equivalents	(3,505)	(85)	(10)	—	(3,600)
Cash and cash equivalents at beginning of period	4,151	252	21	—	4,424

Cash and cash equivalents at end of period	$646	$167	$11	$—	$824

    Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

    Georgia Gulf manufactures and markets products through two highly integrated lines categorized into chlorovinyls and aromatic chemicals. Our primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), and vinyl resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Net Sales.  Net sales for the quarter ended September 30, 2001 were $267.4 million, a decrease of 27 percent compared to $366.4 million for the same period in 2000. This decrease was due to 17 percent lower sales volumes and a decrease in the overall average selling price of 13 percent, largely attributable to the vinyls business.

    Net sales of chlorovinyls for the third quarter of 2001 were $220.6 million, 23 percent lower than net sales for the third quarter of 2000 of $287.7 million. This decrease was the result of a 10 percent decrease in sales prices and 15 percent lower sales volumes. The lower sales prices and volumes resulted from continued soft demand for vinyl products, particularly VCM and vinyl resins, which more than offset a 171 percent increase in caustic soda prices.

    Net sales of aromatics for the third quarter of 2001 were $46.8 million, a decrease of 41 percent compared to $78.7 million for the same period in 2000. This decrease was the result of a 24 percent drop in sales prices and 22 percent lower sales volumes. Sales prices and volumes decreased due to weakness in demand.

Cost of Sales.  Cost of sales for the third quarter of 2001 was $238.2 million, a decrease of 27 percent compared to $327.5 million for the third quarter of 2000. The primary factor for this decrease was lower sales volumes. Also contributing to the decrease were lower prices for all purchased major raw materials. As a percentage of sales, cost of sales were 89 percent in both the third quarter of 2001 and the third quarter of 2000.

Selling and Administrative Expenses.  Selling and administrative expenses were $10.9 million for the three months ended September 30, 2001, an increase of 3 percent from the same period in 2000. This increase is primarily attributable to increased legal and professional fees.

Operating Income.  Operating income in the third quarter of 2001 was $18.4 million, a decrease of 35 percent compared to $28.4 million in the third quarter of 2000. This decrease was primarily the result of lower operating income in chlorovinyls. As a percentage of net sales, operating income decreased to 7 percent of net sales in the third quarter of 2001 compared to 8 percent for the same period in 2000. This decrease in operating income as a percentage of net sales was primarily the result of slightly higher selling and administrative expenses.

    Our chlorovinyls operating income for the third quarter of 2001 was $23.4 million, a decrease of 29 percent compared to $33.1 million for the same period in 2000. The most significant factors that contributed to this decrease were the erosion in VCM and vinyl resin profit margins. Falling VCM and vinyl resin prices outpaced the effects of lower raw material costs and higher selling prices for caustic soda.

    Our aromatics operating loss for the third quarter of 2001 was $1.3 million, equal to the operating loss of $1.3 million in the third quarter of 2000 due to lower sales prices and volumes offsetting decreased raw materials prices and reduced manufacturing costs.

Net Interest Expense.  Interest expense decreased to $14.5 million for the quarter ended September 30, 2001 compared with $16.6 million for the same period in 2000. This decrease was primarily attributable to lower long-term debt balances and lower interest rates.

Provision for Income Taxes.  The provision for income taxes was $1.4 million for the third quarter of 2001 compared to a provision of $4.2 million for the third quarter of 2000. The decrease in the provision for income taxes was primarily attributable to the lower net income generated for the quarter compared to the same period in 2000. Our effective tax rate was 36 percent for both quarters.

Net (loss) Income.  Net income for the three months ended September 30, 2001 was $2.5 million, a decrease of 67 percent compared to net income of $7.5 million for the three months ended September 30, 2000. This was due to the factors discussed above.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Net Sales.  For the nine months ended September 30, 2001, net sales were $973.7 million, a decrease of 20 percent compared to $1.2 billion for the same period in 2000. This decrease was due to a 10 percent decrease in sales volumes and also an 11 percent lower overall average selling price, largely attributable to the vinyls business.

    Net sales of chlorovinyls for the first nine months of 2001 were $781.0 million, 21 percent lower than net sales for the first nine months of 2000 of $984.5 million. Sales volume decreased by 9 percent primarily as a result of a decrease in demand for vinyl resins and vinyl compounds. Lower average sales prices of 13 percent resulted from softening demand for vinyl products, particularly VCM, vinyl resins and vinyl compounds which more than offset a 168 percent increase in caustic soda prices.

    Net sales of aromatics for the first nine months of 2001 were $192.7 million, a decrease of 17 percent compared to $233.2 million for the same period in 2000. This decrease was primarily the result of a 14 percent deterioration in sales volumes and lower selling prices for cumene and acetone that more than offset higher phenol sales prices.

Cost of Sales.  Cost of sales for the first nine months of 2001 were $906.4 million, a decrease of 9 percent compared to $1.0 billion for the first nine months of 2000. Decreased sales volumes in the vinyls business were the primary cause of this decrease. Also contributing to the decrease were lower prices for propylene and chlorine. As a percentage of sales, cost of sales increased to 93 percent in the first nine months of 2001 compared to 83 percent in the first nine months of 2000. This increase was caused by increased energy costs and overall sales price decreases that outpaced the decreases of certain raw materials costs.

Selling and Administrative Expenses.  Selling and administrative expenses were $34.5 million for the nine months ended September 30, 2001, a decrease of 3 percent from the same period in 2000. This decrease is primarily attributable to lower profit sharing expenses for 2001 based on lowered earnings expectations offsetting increased legal expenses.

Operating Income.  Operating income in the first nine months of 2001 was $32.9 million, a decrease of 80 percent compared to $165.6 million in the first nine months of 2000. Lower operating income in chlorovinyls was the primary factor in the decrease. As a percentage of net sales, operating profit decreased to 3 percent of net sales in the first nine months of 2001 compared to 14 percent for the same period in 2000. Overall sales price decreases and increased energy costs outpaced decreases in raw material costs which primarily caused the decrease in operating profit as a percentage of net sales.

    Our chlorovinyls operating profit for the first nine months of 2001 was $56.0 million, a decrease of 70 percent compared to $187.8 million for the same period in 2000. The most significant factors in this decrease were a decline in vinyl resin sales prices and volume and increased energy costs, which were not offset by lower raw material costs and higher selling prices for caustic soda.

    Our aromatics operating loss for the first nine months of 2001 was $10.4 million, a decrease of 3 percent compared to an operating loss of $10.7 million in the first nine months of 2000. This slight improvement was the result of phenol sales price increases and lower raw material costs, which were partially offset by lower sales volumes and an increase in natural gas costs.

Net Interest Expense.  Interest expense for the first nine months of 2001 was $43.9 million compared with $53.6 million for the same period in 2000. This decrease was primarily attributable to lower overall debt balances and lower interest rates.

(Benefit) Provision for Income Taxes.  Benefit from income taxes was $4.0 million for the first nine months of 2001 compared to a provision of $40.3 million for the same period of 2000. The benefit from income taxes was primarily attributable to the net loss generated for the first nine months of 2001 compared to net income generated for the first nine months of 2000.

Net (Loss) Income.  Net loss for the first nine months of 2001 was $7.0 million, a decrease of 110 percent from net income of $71.7 million in the first nine months of 2000. This was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 2001, we generated $32.6 million in cash flow from operating activities as compared to $141.5 million generated during the same period in 2000. The major source of cash flow for the first nine months of 2001 was the non-cash provision of $54.3 million for depreciation and amortization. Total working capital at September 30, 2001 was $84.8 million versus $94.9 million at December 31, 2000. Significant changes in working capital for the first nine months of 2001 included a decrease in trade accounts receivable, lower inventories and a decrease in accounts payable. The decrease in trade accounts receivable was primarily attributable to the decrease in net sales for the nine months ended September 30, 2001 versus the first nine months of 2000, which more than offset the $60.0 million increase in trade accounts receivable due to the termination of the asset securitization program (see Note 5 in the notes to condensed financial statements). Inventories decreased as a result of lower quantities kept on hand and lower raw material costs. The decrease in accounts payable was attributable to the timing of certain payments and lower trade payable balances related to decreased raw material prices. Significant changes in working capital for the first nine months of 2000 included a decrease in accounts receivable due to the sale of an additional $25.0 million of trade receivables under the asset securitization program, an increase in inventories due to higher raw material costs and higher quantities kept on hand, and an increase in accounts payable attributed to the timing of certain payments and higher trade payable balances related to increased raw material prices. Accounts payable increases were partially offset by the payment of $16.3 million to CONDEA Vista Company representing a working capital adjustment related to our acquisition of its vinyls business in November 1999.

    Debt decreased by $6.0 million on the balance sheet during the nine months ended September 30, 2001 to $626.3 million. In addition, we satisfied our $60 million obligation in off-balance sheet financing when we terminated the asset securitization program. As of September 30, 2001, we had availability to borrow an additional $95.0 million under the revolving credit facility. Capital expenditures for the nine months ended September 30, 2001 were $15.7 million as compared to $15.1 million for the same 2000 period. Capital expenditures for the remainder of 2001 will be directed toward certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2001 will be less than $25.0 million.

    We declared dividends of $0.24 per share or $7.6 million during the first nine months of 2001.

    On June 30, 2001, we entered into Amendment No. 2 to the Senior Credit Facility dated as of November 12, 1999. The amendment modified the existing financial covenants relating to leverage ratio and interest coverage ratio through December 31, 2002. The amendment also increased the applicable interest margin in cases where the leverage ratio is greater than 5.0:1 by 25 basis points or .25 percent. We were required to pay an amendment fee equal to .25 percent of the sum of the revolving facility, outstanding term loans, and unused commitments on June 30, 2001.

    As noted in our 10-K for the year ended December 31, 2000, we had entered into an agreement pursuant to which we sold an undivided ownership interest in a pool of our trade receivables through a wholly owned subsidiary to a third party (the "Securitization" or "asset securitization program"). As collections satisfied accounts receivable in the pool, we distributed the proceeds to the purchaser and sold ownership interests in new receivables. On July 17, 2001 the sale of additional accounts receivable was restricted pursuant to a provision contained in our indenture governing our Senior Subordinated Notes. Therefore, we repurchased the outstanding interest ($60,000,000 as of July 17, 2001) in our receivables by utilizing the availability of the revolving portion of our Senior Credit Facility. On July 20, 2001 GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent terminated the Securitization. Pursuant to the termination agreement, we are permitted to request that the Securitization be reinstated (the "New Securitization") with identical terms and conditions upon written notice to, and subject to acceptance by, the administrative agent.

    Under our Senior Credit Facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and anticipated levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $5.2 million and the availability to borrow an additional $95.0 million under the revolving credit facility, at September 30, 2001, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements.

    During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method—the purchase method. SFAS No. 142 requires companies to cease amortizing existing (as of June 30, 2001) goodwill on December 31, 2001. SFAS No. 142 also prohibits the amortization of goodwill resulting from acquisitions completed after June 30, 2001. Additionally, SFAS No. 142 specifies that companies will be required to periodically test existing goodwill and some intangible assets for asset impairment. The Company is currently evaluating the financial statement impact of SFAS No. 142.

    During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period incurred at fair value, if a reasonable estimate of fair value can be made. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. Management does not believe the adoption of SFAS 143 will have a material effect on our consolidated financial statements.

    During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies financial accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment losses related to the carrying value of long-lived assets. The Company will adopt SFAS 144 on January 1, 2002. Management does not believe the adoption of SFAS 144 will have a material effect on our consolidated financial statements.

    We are essentially a holding company and, accordingly, must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in our senior credit facility limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

OUTLOOK

    Overall, we expect business conditions to worsen further in the fourth quarter compared to the third quarter. We expect our products and performance to be negatively impacted when compared to the third quarter.

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

PART II. OTHER INFORMATION.

    Item 1. Legal Proceedings.

    We are involved in certain legal proceedings that are described in our 2000 Annual Report on Form 10-K. During the three months ended September 30, 2001, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2000 Annual Report on Form 10-K.

    Item 6. Exhibits and Reports on Form 8-K.

    a)  No exhibits are required to be filed as part of this Form 10-Q.

    b)  No reports on Form 8-K were filed with Securities and Exchange Commission during the third quarter of 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date November 13, 2001	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date November 13, 2001	/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 INDEX
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet September 30, 2001 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet December 31, 2000 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Three Months Ended September 30, 2001 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Three Months Ended September 30, 2000 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Nine Months Ended September 30, 2001 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Nine Months Ended September 30, 2000 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2001 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2000 (In thousands)
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
OUTLOOK
FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES