Form 10-K
period 2001-12-31
GEORGIA GULF CORP /DE/
filed 2002-03-29
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on March 26, 2002, was $832,030,229.

        Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

Class	Outstanding at March 26, 2002
Common Stock, $0.01 par value	31,915,237 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

        Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART I

Item 1. BUSINESS.

General

        We are a leading North American manufacturer and international marketer of two highly integrated product lines, chlorovinyls and aromatics. In our chlorovinyls business, we are:

  •
  the third largest North American producer of vinyl chloride monomer, or VCM,

  •
  the third largest North American producer of vinyl suspension resins and

  •
  the second largest North American producer of vinyl compounds.

        In our aromatics business, we are:

  •
  one of the largest North American producers of cumene, and

  •
  a leading North American producer and marketer of phenol.

        Our manufacturing processes also include the production of caustic soda and acetone. The primary products we sell externally include vinyl resins, vinyl compounds and caustic soda in our chlorovinyls business and phenol and acetone in our aromatics business. These products are used globally in a wide variety of end-use applications, including construction and renovation, engineered plastics, pulp and paper production, chemical intermediates, pharmaceuticals and consumer products. We believe our vertical integration, world scale facilities, operating efficiencies, facility locations and the productivity of our employees provide us with a competitive cost position in our primary markets.

        For selected financial information concerning our chlorovinyls and aromatics product lines and our domestic and international sales, see Note 20 to our consolidated financial statements included in Item 8.

Acquisitions, Discontinued Operations and Plant Shutdowns

        On November 12, 1999, we completed the purchase of substantially all of the assets and working capital of the vinyls business of CONDEA Vista Company (now Sasol North America, Inc). Assets acquired in the purchase include:

  •
  one VCM facility with annual capacity of 950 million pounds;

  •
  50% ownership of PHH Monomers, L.L.C., a manufacturing joint venture that operates a VCM facility with capacity to produce 1.15 billion pounds of VCM annually, which entitles us to one-half of the production capacity, or 575 million pounds;

  •
  two vinyl resin facilities with combined annual capacity of 1.5 billion pounds; and

  •
  vinyl compound facilities with an annual combined capacity of 265 million pounds.

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

        On August 31, 2000, we ceased manufacturing vinyl compounds at the Mansfield, Massachusetts facility leased from the CONDEA Vista Company and on October 12, 2001, we ceased manufacturing vinyl compounds at the Jeffersontown, Kentucky facility. Manufacturing of compounds was transferred to our other compound plants. A lease termination and release agreement pertaining to the Mansfield site was executed between CONDEA Vista and Georgia Gulf Corporation on May 21, 2001. The cost associated with closing the facility and removing equipment was immaterial. The Jeffersontown property is currently for sale.

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

Products and Markets

        The following table shows our total annual production capacities as of December 31, 2001 in each of our product lines:

Product Line	Capacity
Chlorovinyls Products
Vinyl Compounds	900 million pounds
Vinyl Resins	2.7 billion pounds
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Aromatics Products
Phenol	660 million pounds
Acetone	408 million pounds
Cumene	1.5 billion pounds

Chlorovinyls

        Vinyl Compounds.    These formulations provide specific end-use properties that allow vinyl compounds to be processed directly into our customers' finished products. All of our production is sold to third parties. We produce flexible and rigid compounds used in the following products and process applications.

          Flexible vinyl compounds.    Our flexible vinyl compounds are used in wire and cable insulation and jacketing, automotive modular window encapsulation, custom strips and profiles, automotive trim and body side molding, and flexible tubing. In 2001, the largest end-uses of our products were automotive (25%) and telecom (20%).

          Rigid vinyl compounds.    Our rigid vinyl compounds are used in a wide range of applications and production processes. Our injection molding compounds are used in the production of computer housings and keyboards, electrical outlet boxes and pipe fittings. Our extrusion compounds are used in window and furniture profiles and sheets for household fixtures and decorative overlays. Our blow molding compounds are primarily used for both food-grade and general-purpose bottles used to package cosmetics, shampoos, charcoal lighter fluid, water and edible oils. We also supply chlorinated vinyl compounds to the extrusion and injection molding markets, mainly for hot water pipe and pipe fittings. In 2001, the largest end-uses of our products were fittings (43%) and profiles and sheets (20%).

        Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2001, about 79% of our vinyl resin production was sold to customers who use our resins to formulate vinyl compounds which are then heated and shaped utilizing various extrusion and molding processes to create finished products. In 2001, the largest end-uses of our products were pipe and pipe fittings (29%), home siding and windows (21%), and wire and cable coatings (10%). We used about 21% of our production of vinyl resin internally during 2001 in the manufacture of our vinyl compounds.

        VCM.    During 2001, we used about 85% of our VCM production in the manufacture of our vinyl resins. VCM production not used internally is sold to other vinyl resin producers in domestic and international markets.

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

        Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of," we assessed the recoverability of the remaining carrying value of the sodium chlorate plant when it became evident that it was technologically obsolete by industry standards and it could not currently comply with recently issued Louisiana environmental regulations. The estimated future undiscounted cash flows of the sodium chlorate plant did not justify the asset valuation that was recorded on our books. Pursuant to SFAS No. 121, a fair value analysis of the sodium chlorate plant indicated that it should be completely written off to reduce the carrying amount to its fair value. In addition to the impairment-related charges of $4.9 million, we accrued $0.5 million for post-closure related items. We intend to cease production of sodium chlorate in the third quarter of 2002.

Aromatics

        Phenol.    Our phenol is primarily sold to producers of phenolic resins and to manufacturers of engineered plastics. Phenolic resins are used extensively as adhesives for wood products such as plywood and chipped wood panels. Engineered plastics are used in compact discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals. In 2001, the largest end-uses of our products were phenolic resins (41%) and engineering plastics (30%).

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

        Cumene.    About 68% of our cumene was consumed internally during 2001 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers.

Production, Raw Materials and Facilities

        Our operations are vertically integrated as a result of our production of some of our key raw materials and intermediates used in the manufacture of our products. Our operational integration enhances our control over production costs and capacity utilization rates, as compared to our non-integrated competitors.

        In our chlorovinyls product line, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine produced internally or purchased from third parties; our internal production of VCM exceeds our internal demand requirements. We produce vinyl resin by polymerization of our internally supplied VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics product line, we produce cumene utilizing benzene and propylene purchased from third parties, which we react using low cost zeolite catalyst technology. We produce phenol by reacting internally produced cumene under high temperatures and pressure. We produce acetone as a co-product in our production of phenol.

        The important raw materials we purchase from third parties include chlorine, natural gas, ethylene, compound additives, benzene and propylene. The majority of our purchases of chlorine, ethylene, propylene, and benzene are made under long-term agreements, and we purchase natural gas both in the open market and under long-term contracts. We have not experienced a major disruption in our supplies of raw materials over the past five years, and we believe we have reliable sources of supply under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations. For instance, 2001 started with natural gas prices at all-time highs, and even though natural gas prices were lower by year end, total expense for natural gas for 2001 was significantly higher than 2000.

        Plaquemine, Louisiana Facilities.    Our operations at these facilities include the production of chlorine, caustic soda, sodium chlorate, VCM, vinyl resins, phenol and acetone. We produce chlorine and its co-product caustic soda at our chlor-alkali facility by electrolysis of salt brine. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years, from which we supply our salt brine requirements. We use substantially all of our chlorine production in the manufacture of VCM at this facility and we sell substantially all of our caustic soda production externally. We also use sodium hypochlorite, a by-product from our chlor-alkali production process, to produce sodium chlorate for sale to third parties. Although, as indicated above, we intend to cease production of sodium chlorate in the third quarter of 2002. All of the ethylene requirements for our VCM production are supplied by pipeline. Most of our Plaquemine VCM production is consumed on-site in our vinyl resin production or shipped to our other vinyl resin facilities with the remainder sold to third parties. Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges.

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

VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma vinyl resin facilities. A portion of VCM produced at the Lake Charles facilities is sold in domestic and export markets.

        Pasadena, Texas Facilities.    At our Pasadena, Texas facilities we produce cumene, phenol, its co-product acetone and alpha-methylstyrene, a saleable by-product of our phenol production. We produce cumene utilizing purchased benzene and propylene that we react using low cost zeolite catalyst technology. Our cumene facility is integrated by pipeline with our phenol and acetone facility at Pasadena. We consume a portion of our cumene production at this facility in phenol and acetone production, with the remainder shipped to the Plaquemine phenol and acetone facility and sold to third parties. We purchase propylene and benzene at market prices from various suppliers connected by multiple transportation modes to our cumene facility. A portion of the benzene is supplied under contracts at market prices, and the propylene is provided from numerous refineries at market prices. Based on current industry capacity, we believe we have adequate access to benzene and propylene under normal conditions.

        Aberdeen, Mississippi and Oklahoma City, Oklahoma Facilities.    We produce vinyl resins at both our Aberdeen, Mississippi and Oklahoma facilities from VCM supplied by railcar from our various VCM facilities. In addition, the Aberdeen facility produces plasticizers, some of which are consumed in internal vinyl compound production with the remainder sold to third parties.

        Vinyl Compound Facilities.    We operate five compound facilities located in proximity of our vinyl resin operations. All of our vinyl compound facilities are supplied from our vinyl resin facilities by railcar, truck or pipeline. These operations consumed about 21% of our annual vinyl resin production during 2001. We purchase our compound additive needs from various sources at market prices.

Sales and Marketing

        Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. Our sales and marketing force consists of 33 employees. In addition, distributors are used to market products to our smaller customers. This sales force is organized by product line and region. We have a product development and technical service staff that primarily supports our vinyl resin and vinyl compound businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers. They also work to develop new products for the customers' existing and new requirements. Our products are sold primarily to domestic industrial companies, and no single customer accounted for more than 10% of our sales of chlorovinyls or aromatics for the years ended December 31, 2001, 2000 and 1999. In addition to our domestic sales, we export some of our products, including our VCM and vinyl resins, vinyl compounds, caustic soda and aromatics products. Export sales accounted for about 13% of total sales for 2001, 11% for 2000, and 14% for 1999. The principal international markets we sell to are Canada, Mexico, Latin America, Europe and Asia.

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

        The property owned by CONDEA Vista in Mansfield, Massachusetts, for which we negotiated an early lease termination, has been the subject of ongoing environmental investigations under an order with the Massachusetts Department of Environmental Protection. Groundwater investigations continue at the Mansfield property to address identified on-site groundwater contamination and investigate the possible off-site migration of contaminated groundwater. It is also possible that the United States Environmental Protection Agency may list the property as a Superfund site. The environmental investigations and actions are associated with the past operations at the property and were not assumed in our lease of the property. In addition, CONDEA Vista has indemnified us for claims related to this environmental contamination beyond an aggregate threshold amount of $250,000, including coverage for potential joint and several liability under the environmental statutes. The lease termination calls for our payment of the unspent portion of the aggregate threshold amount. Upon removal of manufacturing equipment and termination of the lease, the site with buildings and infrastructure equipment reverted to CONDEA Vista.

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

Employees

        As of December 31, 2001, we had 1,232 full-time employees. Approximately 164 of our employees are unionized under two collective bargaining agreements that expire in 2003 and 2005. We believe our relationships with our employees are good.

Risk Factors

The chemical industry is cyclical and volatile, which affects our profitability.

  •
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

  •
  Raw materials costs and other external factors beyond our control can cause wide fluctuations in our margins.

        The cost of our raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. For instance, 2001 started with natural gas prices at all-time highs, and even though natural gas prices were lower by year end, total expense for natural gas for 2001 was significantly higher than 2000. Other external factors beyond our control can cause volatility in raw material prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors' actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. A number of our products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets.

  •
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

        The usual hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes may occur in Georgia Gulf's operations. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on Georgia Gulf as a whole. These hazards include:

  •
  pipeline and storage tank leaks and ruptures;

  •
  explosions and fires;

  •
  terrorist acts;

  •
  inclement weather and natural disasters;

  •
  mechanical failure;

  •
  unscheduled downtime;

  •
  labor difficulties;

  •
  transportation interruptions;

  •
  remediation complications; and

  •
  chemical spills and other discharges or releases of toxic or hazardous substances or gases.

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

        At December 31, 2001, we had approximately $624.1 million of indebtedness outstanding. In addition, we had approximately $95.0 million of additional credit available under our revolving credit facility. As a result, Georgia Gulf is highly leveraged. This high level of indebtedness could have important consequences to our operations, including:

  •
  we may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

  •
  we will need to use a large portion of our available cash for debt service, which will reduce the amount of money available to finance our operations and other business activities;

  •
  some of our debt, including the debt under our senior credit facility, has variable rates of interest, which exposes us to the risk of increased interest rates; and

  •
  we may have a much higher level of debt than some of our competitors, which may put us at a competitive disadvantage; make us more vulnerable to economic downturns and adverse developments in our business; and reduce our flexibility in responding to changing business and economic conditions.

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

        As part of the vinyls business we acquired from CONDEA Vista Company, we purchased a 50% interest in a manufacturing joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        During 2001, 13% of our revenues were generated in international markets. Substantially all of our international sales are made in U.S. dollars and, as a result, any increase in the value of the U.S. dollar relative to foreign currencies will increase the effective price of our products in international markets. Our international sales are also subject to other risks, including differing and changing legal and regulatory requirements in local jurisdictions; export duties and import quotas; domestic and foreign customs and tariffs or other trade barriers; potentially adverse tax consequences, including withholding taxes or taxes on other remittances; and foreign exchange restrictions. We cannot assure you that these factors will not have an adverse effect on our financial condition or results of operations.

Our senior credit facility and the indenture for our 10 3/8% senior subordinated notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions. For example, in 2001 because we could not meet the debt incurrence test in the indenture related to our senior subordinated notes, we were forced to terminate our asset securitization program resulting in increased interest costs and less liquidity.

        Our senior credit facility and the indenture for our 10 3/8% senior subordinated notes impose significant operating and financial restrictions on us. These restrictions will limit our ability to:

  •
  incur additional indebtedness and liens;

  •
  make capital expenditures;

  •
  make investments and sell assets, including the stock of subsidiaries;

  •
  make payments of dividends and other distributions;

  •
  purchase Georgia Gulf stock;

  •
  use the proceeds of the sale of specified assets;

  •
  engage in business activities unrelated to our current business;

  •
  enter into transactions with affiliates; or

  •
  consolidate, merge or sell all or substantially all of our assets.

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

Item 2. PROPERTIES.

        Our asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas cumene plant, and the purchase of the vinyl compound plants. There was also the purchase of the Bound Brook, New Jersey, phenol/acetone facility which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1997, we completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of our requirements for electricity, oxygen and nitrogen at that location. The cogeneration plant was leased under an operating lease agreement until we purchased it in 1999. In 1998, we purchased North American Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Aberdeen and Madison, Mississippi. In 1999, we purchased substantially all of the assets of the vinyls business of CONDEA Vista Company, an integrated producer of VCM, vinyl resins and vinyl compounds with production facilities in Aberdeen, Mississippi, Lake Charles, Louisiana, Jeffersontown, Kentucky, Mansfield, Massachusetts, and Oklahoma City, Oklahoma. We have since ceased production in Mansfield, Massachusetts and Jeffersontown, Kentucky. A lease termination and release agreement pertaining to the Mansfield site was executed between CONDEA Vista and Georgia Gulf Corporation on May 21, 2001. The Jeffersontown property is currently for sale.

        We continue to explore ways to expand both our plant capacities and product lines. We believe current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of our production facilities was 75.5% in 2001.

        The following table sets forth the location of each manufacturing facility we own, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operations, as of December 31, 2001:

Location	Products	Annual Capacity	Segment
Aberdeen, MS	Vinyl Resins	1.0 billion pounds	Chlorovinyls
	Vinyl Compounds (two locations)	225 million pounds	Chlorovinyls
	Plasticizers	20 million pounds	Chlorovinyls
Gallman, MS	Vinyl Compounds	330 million pounds	Chlorovinyls
Lake Charles, LA (two locations)	VCM	1.5 billion pounds(1)	Chlorovinyls
Madison, MS	Vinyl Compounds	245 million pounds	Chlorovinyls
Oklahoma City	Vinyl Resins	500 million pounds	Chlorovinyls
Pasadena, TX	Cumene	1.5 billion pounds	Aromatics
	Phenol	160 million pounds	Aromatics
	Acetone	100 million pounds	Aromatics
Plaquemine, LA	Chlorine	450 thousand tons	Chlorovinyls
	Caustic Soda	500 thousand tons	Chlorovinyls
	Sodium Chlorate	27 thousand tons	Chlorovinyls
	VCM	1.6 billion pounds	Chlorovinyls
	Vinyl Resins	1.2 billion pounds	Chlorovinyls
	Phenol	500 million pounds	Aromatics
	Acetone	308 million pounds	Aromatics
Tiptonville,TN	Vinyl Compounds	100 million pounds	Chlorovinyls

(1)
Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1,150 million pounds of total VCM capacity.

        Our manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, we have a fleet of about 3,481 railcars of which about 618 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $17,677,000 for 2001.

        We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Space is leased for sales and marketing offices in Houston, Texas, and Lawrenceville, New Jersey. Space for numerous storage terminals is leased throughout the United States, and in the Netherlands, Canada and Mexico.

Item 3. LEGAL PROCEEDINGS.

        Georgia Gulf is a party to numerous individual and several class-action lawsuits filed against the company, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, which occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana state court in Iberville Parish.

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

        Following removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but three worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the three worker plaintiffs are ongoing.

        Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and one collateral who have filed suit in state court who have opted not to participate in the class settlement, as well as the three worker plaintiffs whose claims are pending in federal court (see discussion above).

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

        In July 2001, the Administrative Law Judge assigned to the case consolidated the case with a case the EPA had asserted against CONDEA Vista (now Sasol North America Inc.) involving common issues of law and fact. A case management order has been issued and the EPA has filed its prehearing exchange. Procedural motions relating to the prehearing exchange are pending. We believe the EPA's allegations are without merit. In addition to the administrative actions, we are participating in ongoing settlement discussions with the EPA. Under the terms of the asset purchase agreement by which we acquired the Lake Charles VCM plant from CONDEA Vista, we have notified CONDEA Vista of our claim that these potential penalties are properly the responsibility of CONDEA Vista, and we have requested indemnity from CONDEA Vista. We have not received a response to this request.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At March 27, 2002, there were 1,160 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

In Dollars	High	Low	Close	Dividends
2001
First quarter	18.97	15.80	17.41	.08
Second quarter	19.70	15.02	15.50	.08
Third quarter	17.16	13.86	16.07	.08
Fourth quarter	19.22	15.62	18.50	.08
2000
First quarter	29.94	19.25	26.00	.08
Second quarter	28.00	21.25	22.81	.08
Third quarter	21.88	10.50	11.44	.08
Fourth quarter	17.06	11.63	17.06	.08

        We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources").

Item 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In Thousands, Except Per Share Data, Ratios & Employees

	Year Ended December 31,
	2001	2000	1999	1998	1997
Results of Operations*
Net sales (1)	$1,205,896	$1,581,653	$908,974	$873,673	$920,894
Cost of sales (1)	1,125,439	1,367,986	765,323	700,728	759,624
Selling, general and administrative expense	44,665	45,634	40,845	42,455	45,401
Asset write-off and other related charges (2)	5,438	—	—	—	—

Operating income	30,354	168,033	102,806	130,490	115,869
Gain on sale of assets	—	—	—	—	8,600
Loss on interest rate hedge agreement	—	—	—	(9,500)	—
Interest expense	(57,500)	(67,971)	(34,978)	(30,867)	(24,693)
Interest income	185	230	141	49	60

Income (loss) from continuing operations before taxes	(26,961)	100,292	67,969	90,172	99,836
Provision (benefit) for income taxes (3)	(14,918)	36,112	24,808	33,587	37,813

Income (loss) from continuing operations	(12,043)	64,180	43,161	56,585	62,023
Earnings (loss) from discontinued operation, net of tax	—	—	(2,525)	(306)	19,178
Loss on disposal of discontinued operation, net of tax	—	—	(7,631)	—	—

Net income (loss)	$(12,043)	$64,180	$33,005	$56,279	$81,201

Basic earnings (loss) per share from continuing
operations	$(0.38)	$2.04	$1.39	$1.80	$1.84
Diluted earnings (loss) per share from continuing
operations	(0.38)	2.03	1.38	1.78	1.83
Dividends per common share	0.32	0.32	0.32	0.32	0.32
Financial Highlights
Working capital (4)	$87,560	$94,906	$90,810	$57,231	$50,433
Property, plant and equipment, net	568,448	626,777	671,550	388,193	396,741
Total assets (4)	942,821	1,046,609	1,102,822	670,086	605,436
Total debt	624,092	632,335	771,194	459,475	393,040
Cash provided by operating activities	41,245	163,086	102,032	123,371	108,971
Depreciation and amortization (5)	72,579	73,331	49,598	44,023	36,318
Capital expenditures	17,848	21,739	14,427	25,374	56,545
Maintenance expenditures	59,701	75,169	50,950	49,299	54,638
Other Selected Data
Earnings before interest, taxes, depreciation and amortization (EBITDA)(6)	$104,577	$237,433	$151,729	$173,986	$151,739
Weighted average shares outstanding — basic	31,716	31,408	30,947	31,474	33,629
Weighted average shares outstanding — diluted	31,716	31,540	31,107	31,787	33,947
Common shares outstanding	31,915	31,714	31,291	30,884	32,781
Return on sales	(1.0)%	4.1%	3.6%	6.4%	8.8%
Employees	1,232	1,329	1,440	1,050	1,041

*
Our results include the impact of acquisitions and discontinued operation as discussed in notes 3 and 4 of the notes to the consolidated financial statements.
(1)
Shipping and handling costs were reclassified (beginning in 2000) by increasing cost of sales and net sales. Prior years have been reclassified to conform to the current presentation.
(2)
See asset write-off discussed in note 8 of the notes to the consolidated financial statements.
(3)
Provision (benefit) for income taxes for 2001 includes the effect of the favorable settlement of tax audits. (See note 15 of the notes to the consolidated financial statements.)
(4)
Prepaid pension benefit was reclassified in 2001 by increasing other assets and other accrued liabilities. Prior years have been reclassified to conform to the current presentation.
(5)
Does not include asset write-off of $4.9 million. (See note 8 of the notes to the consolidated financial statements).
(6)
EBITDA is commonly used by investors to measure a company's ability to service its indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. For 2001, the asset write-off has been included as depreciation expense for the computation of EBITDA. For 1998, the loss on the interest rate hedge agreement has been included as interest expense for the computation of EBITDA and ratio of operating income to interest expense. For 1997, the pretax gain on the sale of Great River Oil & Gas Corporation has been excluded from earnings for the computation of EBITDA.

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.

Overview

        Georgia Gulf is a leading manufacturer and marketer of two highly integrated chemical product lines, chlorovinyls and aromatics. The primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds. For the year ended December 31, 2001, we consumed 100 percent of our chlorine production in making VCM, sold all of our caustic soda production, consumed 85 percent of our VCM production in manufacturing vinyl resin and used 21 percent of our vinyl resin in the manufacture of vinyl compounds. The remainder of our VCM, vinyl resin and all of our vinyl compounds were sold to third parties. The primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2001, approximately 32 percent of our cumene was sold to third parties with the balance used internally in the manufacture of phenol and acetone. All of our phenol and acetone was sold to third parties.

        Our business, and the chemical industry in general, is cyclical in nature and is affected by domestic and, to a lesser extent, worldwide economic conditions. The level of domestic chemical sales tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable goods and construction. Global capacity also materially affects the prices of chemical products. Generally, in periods of high operating rates, prices rise, and as a result new capacity is announced. Since world-scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is consumed, or in some instances, until less efficient producers withdraw from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats. In addition, profitability and margins are materially affected by the cost of raw materials and other important supplies. Our primary raw materials include salt, natural gas, ethylene, chlorine, benzene, propylene and compound additives.

        In 2001, the chlorovinyl business experienced reduced demand, which led to lower prices and excess supply. In vinyl resins, inventory reductions by customers and the recent addition of a new world-scale plant caused a further supply and demand imbalance. Lower demand for vinyl resin led to reduced pricing for VCM and vinyl resin that was not offset by decreasing raw material costs, primarily ethylene. The reduced demand for chlorine caused its co-product, caustic soda, to return to a more favorable position, which resulted in higher selling prices. 2001 started with natural gas prices at all-time highs, and even though natural gas prices were lower by year end, total exposure for natural gas for 2001 was significantly higher than 2000.

        Decreased demand in the aromatics business resulted in lower pricing and volumes across all products during 2001. The most recent industry capacity addition started production in 2001. Since no capacity increases have been announced in this segment we believe profitability should increase as demand increases.

Acquisition of the Vinyls Business of CONDEA Vista Company

        On November 12, 1999, we completed the purchase of substantially all of the assets of the vinyls business of CONDEA Vista Company. Consideration for the purchase included $260.0 million in cash and a $10.0 million two-year noninterest-bearing note to the seller. During the second quarter of 2000 we paid CONDEA Vista Company approximately $16.3 million, representing an adjustment to the purchase price for actual working capital on the closing date. (See note 3 of the notes to the consolidated financial statements). The acquisition was accounted for as a purchase, and the purchase price approximated the fair market value of the assets acquired. The vinyls business is a producer of VCM, vinyl resins and vinyl compounds. Assets acquired in the purchase included: one VCM facility with an annual capacity of 950 million pounds; 50 percent ownership of PHH Monomers, L.L.C., a manufacturing joint venture that operates a VCM facility with capacity to produce 1.15 billion pounds of VCM annually, which entitles the vinyls business to one-half of the production capacity, or 575 million pounds; two vinyl resin facilities with combined annual capacity of 1.5 billion pounds; and three vinyl compound facilities with combined annual capacity of 265 million pounds. Subsequently, we have shut down the two smallest compound facilities without impacting overall compound capacity.

        Additionally, we entered into a long-term supply contract with CONDEA Vista for the supply of ethylene and assumed a chlorine supply contract with PPG Industries, Inc., our joint venture partner in PHH Monomers, for the acquired VCM facilities. We have included the results of operations for the vinyls business in our consolidated financial statements since the date of acquisition.

North American Plastics Acquisition

        On May 11, 1998, we acquired North American Plastics, Inc., a privately held manufacturer of flexible vinyl compounds with two manufacturing locations in Mississippi having a combined annual production capacity of 190 million pounds. Total consideration consisted of $99.9 million in cash and the assumption of $0.5 million in debt. We financed the cash portion of the acquisition through borrowings under our previous revolving credit facility. The transaction was accounted for as a purchase, and the consideration exchanged exceeded the fair market value of the net tangible assets of North American Plastics by $86.7 million. We allocated this excess to goodwill, which is being amortized on a straight-line basis over a period of 35 years. Pursuant to our January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we will no longer amortize goodwill. (See note 2 of the notes to the consolidated financial statements). We have included the results of operations for North American Plastics in our consolidated financial statements since the date of acquisition.

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

Results of Operations—Georgia Gulf

        The following table sets forth our statement of operations data for the three years ended December 31, 2001, 2000 and 1999 and the percentage of net sales of each line item for the periods presented.

	Year Ended December 31,
Dollars in Millions
	2001		2000		1999
Net sales(1)	$1,205.9	100.0%	$1,581.6	100. %	$908.9	100.0%
Cost of sales(1)	1,125.4	93.3%	1,368.0	86.5%	765.3	84.2%
Selling, general and administrative expenses	44.7	3.7%	45.6	2.9%	40.8	4.5%
Asset write-off and other related charges(2)	5.4	0.4%	—	0.0%	—	0.0%

Operating income	30.4	2.5%	168.0	10.6%	102.8	11.3%
Net interest expense	57.3	4.8%	67.7	4.3%	34.8	3.8%
Provision (benefit) for income taxes(3)	(14.9)	1.2%	36.1	2.3%	24.8	2.7%

Income (loss) from continuing operations	(12.0)	1.0%	64.2	4.1%	43.2	4.7%
Loss from discontinued operation, net	—	0.0%	—	0.0%	(2.5)	0.3%
Loss on disposal of Methanol business, net	—	0.0%	—	0.0%	(7.6)	0.8%

Net income (loss)	$(12.0)	1.0%	$64.2	4.1%	$33.0	3.6%

(1)
Shipping and handling costs were reclassified (beginning in 2000) by increasing cost of sales and net sales. Prior years have been reclassified to conform to the current year presentation.

(2)
See asset write-off discussed in note 8 of the notes to the consolidated financial statements.

(3)
Provision (benefit) for income taxes for 2001 includes the effect of the favorable settlement of tax audits. See note 15 of the notes to the consolidated financial statements.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

        Net Sales—For the year ended December 31, 2001, net sales were $1,205.9 million, a decrease of 24 percent compared to $1,581.6 million for 2000. This decrease was due to a 14 percent decrease in sales volumes and an 11 percent lower overall average selling price, largely attributable to the vinyl resin and compounds businesses.

        Net sales of chlorovinyls totaled $983.4 million for the year ended December 31, 2001, a decrease of 21 percent compared with net sales of $1,244.7 million for the prior year. Sales volume decreased by 9 percent primarily as a result of a decrease in demand for vinyl resin and vinyl compounds. Lower average sales prices of 14 percent resulted from softening demand for vinyl products which more than offset a 123 percent increase in caustic soda prices.

        Net sales of aromatics were $222.5 million for the year ended December 31, 2001, a decrease of 34 percent compared to $336.9 million for 2000. This decrease was primarily the result of a 29 percent deterioration in sales volumes and 7 percent lower average selling prices for cumene and acetone.

        Cost of Sales—Cost of sales were $1,125.4 million for the year ended December 31, 2001, a decrease of 18 percent when compared with $1,368.0 million for 2000. Decreased sales volumes, particularly in the aromatics business, were the primary cause of this decrease. Also contributing to the decrease were lower prices for all raw materials. As a percentage of sales, cost of sales increased to 93 percent in 2001 compared to 87 percent for 2000. This increase was caused by increased energy costs and overall sales price decreases more than offsetting the decreases of raw materials costs.

        Asset Write-off and Other Related Charges—We wrote-off the sodium chlorate plant and accrued post-closure costs for a total nonrecurring charge of $5.4 million during 2001. (See note 8 of the notes to consolidated financial statements).

        Selling, General and Administrative Expenses—Selling, general and administrative expenses totaled $44.7 million for the year ended December 31, 2001, a decrease of 2 percent from $45.6 million in 2000. Insurance settlements, lower profit sharing expenses, and a decreased loss on the sale of accounts receivable more than offset increased legal and professional fees during 2001.

        Operating Income—Operating income totaled $30.4 million for the year ended December 31, 2001, a decrease of 82 percent from $168.0 million in 2000. Lower operating income in chlorovinyls was the primary factor in the decrease. As a percentage of net sales, operating profit decreased to 3 percent of net sales for 2001 compared to 11 percent in 2000. This reduction was the result of overall sales price decreases more than offsetting decreases in raw materials costs.

        Chlorovinyls operating income for 2001 totaled $62.0 million (including the asset write-off and other related charges of $5.4 million), a decrease of 68 percent from 2000. The most significant factors in this decrease were declines in vinyl resin sales prices and volumes, which were not offset by lower raw materials costs and higher selling prices for caustic soda.

        Aromatics reported an operating loss of $15.7 million for 2001, an increase of 62 percent from the operating loss of $9.7 million in 2000. This increased loss is primarily due to lower sales volumes.

        Net Interest Expense—Net interest expense decreased to $57.3 million for the year ended December 31, 2001 from $67.7 million in 2000. This decrease was primarily attributable to lower overall debt balances and lower interest rates in 2001.

        Benefit from Income Taxes—The benefit from income taxes was $14.9 million for the year ended December 31, 2001 compared with a provision for $36.1 million in 2000. The benefit from income taxes resulted from incurring a loss before income taxes of $27.0 million and the favorable settlement of tax audits during 2001.

        Net Income (loss)—Net loss totaled $12.0 million for the year ended December 31, 2001 versus net income of $64.2 million for the year ended December 31, 2000. The discussion above enumerates the reasons for the change.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

        Net Sales—For the year ended December 31, 2000, net sales totaled $1,581.6 million compared with $908.9 million for 1999. This increase resulted from the inclusion of a full year's sales from the vinyls business acquired from CONDEA Vista in late 1999 as well as a 29 percent increase in average selling prices over 1999 prices.

        Sales of chlorovinyls totaled $1,244.7 million for the year ended December 31, 2000 compared with $672.9 million in the prior year. While a 24 percent average price increase contributed to the increase in sales so did a 49 percent increase in volume. A majority of the volume increase resulted from the vinyls business acquired from CONDEA Vista in late 1999.

        Sales of aromatics increased to $336.9 million for the year ended December 31, 2000 compared with $236.1 million in 1999. Average prices increased by 32 percent during 2000 while volumes increased 8 percent when compared with 1999. Phenol sales volumes declined 10 percent from 1999 volumes while overall cumene sales volumes increased by 81 percent.

        Cost of Sales—Cost of sales equaled $1,368.0 million for the year ended December 31, 2000 compared with $765.3 million in 1999. The increase resulted from higher raw materials prices for both aromatics and chlorovinyls during 2000 as well as the additional costs resulting from operating the plants acquired from

CONDEA Vista for a full year. Cost of sales increased to 86.5 percent of sales in 2000 compared with 84.2 percent in 1999.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses totaled $45.6 million for the year ended December 31, 2000, an increase of 12 percent from $40.8 million in 1999. Approximately half of the increase resulted from increased management incentive expense.

        Operating Income—Operating income totaled $168.0 million for the year ended December 31, 2000, an increase of 63 percent from $102.8 million in 1999. This increase resulted from improvements in chlorovinyls operating income offset in part by a loss in aromatics.

        Chlorovinyls operating income for 2000 totaled $192.3 million, an increase of 95 percent from 1999. The increase resulted from higher sales prices and increased volumes.

        Aromatics reported an operating loss of $9.7 million for 2000 compared with operating income of $15.2 million in 1999. Increased volumes for cumene and increased sales pricing for the entire segment did not offset declining phenol and acetone volumes, and increased raw materials costs.

        Net Interest Expense—Net interest expense increased to $67.7 million for the year ended December 31, 2000 from $34.8 million in 1999. The increase is attributable to the increased borrowings used for the purchase of the cogeneration plant and the vinyls business from CONDEA Vista.

        Provision for Income Taxes—The provision for income taxes was $36.1 million for the year ended December 31, 2000 compared with $24.8 million in 1999. The 46 percent increase corresponds to the increase in pretax income for the period. The effective tax rate declined slightly in 2000 compared with 1999.

        Income from Continuing Operations—Income from continuing operations for the year ended December 31, 2000 was $64.2 million, an increase of 49 percent from the $43.2 million recorded for 1999. Income from continuing operations increased as a result of both greater sales volumes and higher sales prices which more than offset increased raw materials costs and interest expense. The inclusion of the vinyls business acquired from CONDEA Vista for a full year contributed to the improvement.

        Loss from Discontinued Operation—The discontinued methanol operation contributed a $2.5 million loss in 1999. In addition, during 1999, a one-time charge of $7.6 million was recognized net of taxes in connection with the write-off of certain methanol assets and estimated future losses on servicing the remaining methanol contracts through 1999.

        Net Income—Net income totaled $64.2 million for the year ended December 31, 2000, a 95 percent increase over 1999. The discussion above enumerates the reasons for the increase.

Liquidity and Capital Resources

        The primary focus for 2001 was to continue to apply cash flow towards reducing the debt incurred in acquiring the vinyls business from CONDEA Vista Company and the purchase of the cogeneration plant. During 2001, total debt was reduced by $8.2 million. In addition, we repurchased the $75 million interest in our receivables when we terminated the asset securitization program (discussed below).

        For the year ended December 31, 2001, we generated $41.2 million of cash flow from operating activities as compared with $163.1 million during the year ended December 31, 2000. The major source of cash flow for 2001 was the non-cash provision of $72.6 million for depreciation and amortization. Total working capital at December 31, 2001 was $87.6 million versus $94.9 million at December 31, 2000. Significant changes in working capital for 2001 included a decrease in trade accounts receivable, inventories and accounts payable. The decrease in trade accounts receivable was primarily attributable to the decrease in overall sales volume and prices, which more than offset the $75.0 million increase in trade accounts receivable due to the termination of the asset securitization program (discussed further below and in note 5 of the notes to the consolidated financial statements). Inventories decreased as a result of lower quantities kept on hand and lower raw materials costs. The decrease in accounts payable was attributable to the timing of certain payments and lower trade payable balances related to decreased raw materials prices and volumes.

        We used $17.8 million in cash for investing activities, primarily capital expenditures, for the year ended December 31, 2001. For the year ended December 31, 2000, we used $21.7 million of cash for investing activities, also primarily for capital expenditures. For the year ended December 31, 1999, we used $380.7 million of cash for investing activities primarily in three areas: $14.4 million for capital expenditures, $103.3 million to purchase the cogeneration plant we previously leased and $263.0 million for the vinyls business of CONDEA Vista Company. We estimate total capital expenditures for 2002 will approximate $25.0 million.

        Financing activities consumed $15.4 million of cash during 2001 primarily by reducing total debt $8.2 million and making dividend payments of $10.1 million. This was offset by cash proceeds from stock issued under stock option and employee stock purchase plans totaling $3.0 million.

        On June 30, 2001, we entered into amendment no. 2 to the senior credit facility dated as of November 12, 1999. The amendment modified the existing financial covenants relating to the leverage ratio and the interest coverage ratio through December 31, 2002. The amendment also increased the applicable interest margin in cases where the leverage ratio is greater than 5.0:1 by 25 basis points or .25 percent. We were required to pay an amendment fee equal to .25 percent of the sum of the revolving facility, outstanding term loans and unused commitments as of June 30, 2001.

        At December 31, 2001, our debt consisted of a $288.0 million senior credit facility, $100.0 million principal amount of 7 5/8 percent notes, $200.0 million principal amount of 10 3/8 percent senior subordinated notes, and $36.1 million in other debt. In addition, we have a $100.0 million revolving credit agreement, which had no borrowings against it at the end of 2001. Debt under the senior credit facility and the 7 5/8 percent notes is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        During 2001 we terminated our asset securitization program. We had entered into an agreement pursuant to which we sold an undivided ownership interest in a pool of our trade receivables through a wholly owned subsidiary to a third party (the "Securitization"). As collections satisfied accounts receivable in the pool, we distributed the proceeds to the purchaser and sold ownership interests in new receivables. On July 17, 2001 the sale of additional accounts receivable was restricted pursuant to a provision contained in our indenture governing our senior subordinated notes. Therefore, we repurchased the outstanding interest ($60,000,000 as of July 17, 2001) in our receivables by utilizing the availability of the revolving portion of our senior credit facility. On July 20, 2001 GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent terminated the Securitization. Pursuant to the termination agreement, we are permitted to request that the Securitization be reinstated with identical terms and conditions upon written notice to, and subject to acceptance by, the administrative agent.

        We declared dividends of $0.32 per share, or $10.1 million during 2001.

        We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under noncancelable operating leases with varying maturities through the year 2014. Future minimum payments under these noncancelable operating leases as of December 31, 2001 are $17.0 million in 2002, $12.4 million in 2003, $8.7 million in 2004, $6.9 million in 2005, $6.2 million in 2006 and $21.6 million thereafter.

        We have take-or-pay agreements for the purchase of ethylene, with various terms extending through 2014. The aggregate amount of the fixed and determinable portion of the required payments under these agreements as of December 31, 2001 was $7.1 million for each of the years 2002 through 2007 and $4.6 million for 2008. Additionally, in connection with the acquisition of the vinyls business of CONDEA Vista, we have agreed to purchase 600 million pounds of ethylene on a take-or-pay basis at market prices from CONDEA Vista annually through 2002, followed by an optional reduction in the required purchases of 100 million pounds per year for the final four years of the agreement.

        Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $10.0 million, and the availability to borrow an additional $95.0 million under the revolving credit facility, at December 31, 2001, will be adequate for the foreseeable future to make required payments of principal (see note 10 of the notes to the consolidated financial statements) and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if the economic recovery does not occur as we anticipate by mid-year, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future.

        Georgia Gulf Corporation conducts its business operations through its wholly owned subsidiaries as reflected in the consolidated financial statements. As Georgia Gulf Corporation is essentially a holding company it must rely on distributions, loans and other intercompany cash flows from its wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of its existing debt. Provisions in the senior credit facility limit payments of dividends, distributions, loans or advances to Georgia Gulf Corporation by its subsidiaries.

Inflation

        The most significant component of our cost of sales is raw materials, which include basic commodity items. The cost of raw materials is based primarily on market forces and has not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

        During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method—the purchase method. The adoption of SFAS No. 141 did not have an impact on our financial statements for the year ended December 31, 2001. On January 1, 2002, we adopted SFAS No. 142. SFAS No. 142 requires companies to cease amortizing existing (as of June 30, 2001) goodwill after December 31, 2001. SFAS No. 142 also prohibits the amortization of goodwill resulting from acquisitions completed after June 30, 2001. Additionally, SFAS No. 142 specifies that companies will be required to periodically test existing goodwill and some intangible assets for impairment. In accordance with SFAS No. 142 we have six months subsequent to the adoption of the Statement to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142 we have established our reporting units based on our reporting structure and assigned goodwill in a reasonable and supportable manner. We expect to complete the transitional test within the six month period and will report the results of that testing subsequent to its completion. Pursuant to the adoption of SFAS 142 we will annually test goodwill for impairment on the anniversary of our transitional goodwill impairment test. We presently anticipate the impact of adopting SFAS 142 will be to eliminate $2.5 million in annual amortization expense.

        During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period incurred at fair value, if a reasonable estimate of fair value can be made. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. Management does not believe the adoption of SFAS 143 will have a material effect on our consolidated financial statements.

        During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies financial accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment losses related to the carrying value of long-lived assets. We will adopt SFAS 144 on January 1, 2002. Management does not believe the adoption of SFAS 144 will have a material effect on our consolidated financial statements.

Critical Accounting Policies

        Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective, or complex judgements. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believe those policies to be reasonable and appropriate. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

        In our determination of the allowance for doubtful accounts, and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe may not be collected and we record an expense of that amount when a collectibility issue arises. Estimating this amount requires management to analyze the financial strength of our customers, and, in its analysis, management combines the use of the company's historical experience in general as well as a specific review of those customers that are deemed to be particularly risky. By its nature, such an estimate is highly subjective and it is possible that the amount of accounts receivable that the company is unable to collect may be greater than or less than the amount initially estimated.

        In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 16 of the notes to the consolidated financial statements), as applied and disclosed in our consolidated financial statements, we consult with our advisors (consultants, engineers and attorneys). The results provide us with the information on which we base our judgments on these matters and under which we accrue a loss when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying financial statements related to these contingencies are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

        We periodically evaluate long-lived assets (including goodwill) for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Accounting for employee benefit plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, extensive use is made of advice from actuaries and assumptions are made about inflation, investment returns, mortality, employee turnover, and discount rates (see note 14 of the notes to the consolidated financial statements) that ultimately impact amounts recorded. While we believe that the amounts recorded in the accompanying financial statements related to these benefit plans are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

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

        Interest Rate Sensitivity—The following table is a "forward-looking" statement that provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and financing obligations. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. We do not use interest rate swap agreements or any other derivatives for trading purposes. For financing obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. The information and cash flows are presented in U.S. dollars, which is our reporting currency.

	Principal (Notional) Amounts by Maturity Date
Dollars in Thousands								Fair Value at 12/31/01
	2002	2003	2004	2005	2006	Thereafter	Total
Long-term financing
Long-term debt:
Fixed rate principal	$10,000	$—	$—	$100,000	$—	$209,580	$319,580	$331,359
Average interest rate	—	—	—	7.63%	—	10.20%	9.41%	—
Variable rate principal	29,199	22,310	24,568	24,568	187,388	17,000	305,033	305,033
Average interest rate	5.36%	7.71%	9.03%	9.36%	9.50%	9.45%	8.92%	—
Interest rate derivatives
Interest rate swaps:
Variable to fixed notional amount	$100,000	$—	$—	$—	$—	$—	$100,000	$(3,692)
Average pay rate	6.27%	—	—	—	—	—	6.27%	—
Average receive rate	2.36%	—	—	—	—	—	2.36%	—

        Foreign Currency Exchange Rate Sensitivity—Substantially all of our sales are denominated in U.S. dollars. The foreign currency exchange rate risk relates to annual sales of less than $7.7 million.

        Commodity Price Sensitivity—The availability and price of our raw materials are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we execute raw material purchase contracts, which are generally less than one year in duration. As of December 31, 2001, there were no material forward raw material purchase contracts open.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.

Report of Independent Public Accountants

To Georgia Gulf Corporation:

        We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Atlanta, Georgia
February 15, 2002

Report of Management

To the Stockholders of Georgia Gulf Corporation:

        The accompanying consolidated financial statements of Georgia Gulf Corporation and subsidiaries are the responsibility of and have been prepared by the Company in conformity with accounting principles generally accepted in the United States. The financial information displayed in other sections of this 2001 Annual Report is consistent with the consolidated financial statements.

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

Richard B. Marchese
Vice President Finance, Chief Financial Officer and Treasurer

Consolidated Balance Sheets

Georgia Gulf Corporation and Subsidiaries

	December 31,
In Thousands, Except Share Data
	2001	2000
Assets
Cash and cash equivalents	$10,030	$2,042
Receivables, net of allowance for doubtful accounts of $2,407 in 2001 and $2,372 in 2000	127,860	145,789
Inventories	76,119	123,156
Prepaid expenses	6,358	7,607
Deferred income taxes	7,097	5,243

Total current assets	227,464	283,837

Property, plant and equipment, at cost	1,017,700	1,004,861
Less accumulated depreciation	449,252	378,084

Property, plant and equipment, net	568,448	626,777

Goodwill	77,720	80,198

Other assets	69,189	55,797

Total assets	$942,821	$1,046,609

Liabilities and Stockholders' Equity
Current portion of long-term debt	$38,677	$9,794
Accounts payable	72,984	147,949
Interest payable	4,946	5,388
Accrued compensation	6,379	10,380
Other accrued liabilities	16,918	15,420

Total current liabilities	139,904	188,931

Long-term debt	585,415	622,541

Deferred income taxes	120,868	116,545

Stockholders' equity
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 31,915,237 in 2001 and 31,714,280 in 2000	319	317
Additional paid-in capital	15,624	12,478
Retained earnings	83,606	105,797
Accumulated other comprehensive loss (net of tax):
Cumulative interest rate swap valuation to market	(2,363)	—
Additional minimum pension liability	(552)	—

Total accumulated other comprehensive loss	(2,915)	—

Total stockholders' equity	96,634	118,592

Total liabilities and stockholders' equity	$942,821	$1,046,609

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

Georgia Gulf Corporation and Subsidiaries

	Year Ended December 31,
In Thousands, Except Share and Per Share Data
	2001	2000	1999
Net sales	$1,205,896	$1,581,653	$908,974

Operating costs and expenses
Cost of sales	1,125,439	1,367,986	765,323
Selling, general and administrative expenses	44,665	45,634	40,845
Asset write-off and other related charges	5,438	—	—

Total operating costs and expenses	1,175,542	1,413,620	806,168

Operating income	30,354	168,033	102,806
Other income (expense)
Interest expense	(57,500)	(67,971)	(34,978)
Interest income	185	230	141

Income (loss) from continuing operations before income taxes	(26,961)	100,292	67,969
Provision (benefit) for income taxes	(14,918)	36,112	24,808

Income (loss) from continuing operations	(12,043)	64,180	43,161
Discontinued operation
Loss from discontinued operation, net	—	—	(2,525)
Loss on disposal of discontinued operation, net	—	—	(7,631)

Net income (loss)	$(12,043)	$64,180	$33,005

Earnings (loss) per share
Basic
Continuing operations	$(0.38)	$2.04	$1.39
Discontinued operation	—	—	(0.32)

	$(0.38)	$2.04	$1.07

Diluted
Continuing operations	$(0.38)	$2.03	$1.38
Discontinued operation	—	—	(0.32)

	$(0.38)	$2.03	$1.06

Weighted average common shares—basic	31,715,592	31,408,042	30,946,784
Weighted average common shares—diluted	31,715,592	31,539,854	31,106,680

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Georgia Gulf Corporation and Subsidiaries

	Year Ended December 31,
In Thousands
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(12,043)	$64,180	$33,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,579	73,331	49,598
Asset write-off and other related charges	5,438	—	—
Provision for deferred income taxes	2,469	23,525	4,604
Tax benefit related to stock plans	164	2,048	840
Loss on disposal of discontinued operation, net	—	—	7,631
Loss (earnings) from discontinued operation, net	—	—	2,525
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	17,928	18,587	165
Inventories	47,037	(10,312)	(5,322)
Prepaid expenses	1,250	(2,167)	(2,199)
Accounts payable	(74,965)	4,051	5,230
Interest payable	(442)	(538)	3,654
Accrued income taxes	—	(494)	494
Accrued compensation	(4,001)	2,698	(548)
Accrued pension	1,519	—	(378)
Accrued liabilities	(554)	(7,734)	4,799
Other	(15,134)	(4,532)	(4,786)

Net cash provided by continuing operations	41,245	162,643	99,312
Net cash provided by discontinued operation	—	443	2,720

Net cash provided by operating activities	41,245	163,086	102,032

Cash flows from investing activities:
Capital expenditures	(17,848)	(21,739)	(14,427)
Buyout of cogeneration operating lease	—	—	(103,303)
Acquisitions, net of cash acquired	—	—	(263,000)

Net cash used in investing activities	(17,848)	(21,739)	(380,730)

Cash flows from financing activities:
Long-term debt proceeds	86,549	53,814	736,921
Long-term debt payments	(94,794)	(192,674)	(449,550)
Proceeds from issuance of common stock	2,984	5,305	4,414
Repurchase and retirement of common stock	—	(121)	—
Dividends	(10,148)	(10,053)	(9,907)

Net cash provided by (used in) financing activities	(15,409)	(143,729)	281,878

Net change in cash and cash equivalents	7,988	(2,382)	3,180
Cash and cash equivalents at beginning of year	2,042	4,424	1,244

Cash and cash equivalents at end of year	$10,030	$2,042	$4,424

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Georgia Gulf Corporation and Subsidiaries

	Common Stock				Accumulated Other Comprehensive (Loss)
In Thousands, Except Share Data			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 1998	30,883,754	$309	$—	$28,572	$—	$28,881
Employee stock purchase and stock compensation plans	407,108	4	4,410	—	—	4,414
Tax benefit realized from stock purchase and stock compensation plans	—	—	840	—	—	840
Dividends paid	—	—	—	(9,907)	—	(9,907)
Net income	—	—	—	33,005	—	33,005

Balance, December 31, 1999	31,290,862	313	5,250	51,670	—	57,233

Employee stock purchase and stock compensation plans	432,818	4	5,301	—	—	5,305
Tax benefit realized from stock purchase and stock compensation plans	—	—	2,048	—	—	2,048
Repurchase and retirement of common stock	(9,400)	—	(121)	—	—	(121)
Dividends paid	—	—	—	(10,053)	—	(10,053)
Net income	—	—	—	64,180	—	64,180

Balance, December 31, 2000	31,714,280	317	12,478	105,797	—	118,592

Employee stock purchase and stock compensation plans	200,957	2	2,982	—	—	2,984
Tax benefit realized from stock purchase and stock compensation plans	—	—	164	—	—	164
Dividends paid	—	—	—	(10,148)	—	(10,148)

Subtotal	200,957	2	3,146	(10,148)	—	(7,000)

Net loss	—	—	—	(12,043)	—	(12,043)
Other comprehensive loss (net of tax)
Cumulative interest rate swap valuation to market	—	—	—	—	(2,363)	(2,363)
Additional minimum pension liability	—	—	—	—	(552)	(552)

Comprehensive loss	—	—	—	(12,043)	(2,915)	(14,958)

Balance, December 31, 2001	31,915,237	$319	$15,624	$83,606	$(2,915)	$96,634

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Georgia Gulf Corporation and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of Georgia Gulf Corporation and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

        Nature of Operations—We are a manufacturer and international marketer of chemical products. Our products are primarily intermediate chemicals sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable.

        Use of Estimates—Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Marketable securities that are highly liquid with an original maturity of three months or less are considered to be the equivalent of cash for purposes of financial statement presentation.

        Inventories—Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2001, 2000 and 1999 was $1,029,000, $1,171,000 and $948,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes. Depreciation expense totaled approximately $71,190,000 (including the $4.9 million asset write-off), $66,500,000 and $47,300,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The estimated useful lives of the assets are as follows:

Buildings and land improvements	20-30 years
Machinery and equipment	3-15 years

        Goodwill—Goodwill of $86,725,000 was capitalized in connection with the acquisition of North American Plastics, Inc. in 1998. The goodwill is being amortized over a 35-year period. Goodwill amortized to cost of sales during 2001, 2000 and 1999 was $2,478,000, $2,478,000 and $2,478,000, respectively. Accumulated amortization of goodwill totaled approximately $9,005,000 and $6,527,000 at December 31, 2001 and 2000, respectively. Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards ("SFAS") 142, we will no longer amortize goodwill (see note 2).

        Other Assets—Other assets primarily consist of advances for long-term raw materials purchase contracts and debt issuance costs (see note 9). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the 15-year life of the related contracts in proportion to raw materials delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the related indebtedness.

        Long-Lived Assets—We evaluate long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset will be written down to its fair value (See note 8).

        Financial Instruments—We do not use derivatives for trading purposes. Interest rate swap and cap agreements, forms of derivatives, are used to manage interest costs on certain portions of our long-term debt (see note 18). Accumulated other comprehensive income in the statements of stockholders' equity includes unrealized gains and losses (net of tax) in the fair value of certain derivative instruments that qualify for hedge accounting. If subsequent to being hedged underlying transactions are no longer likely to occur, the related derivative gains and losses are recognized currently as income or expense. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of December 31, 2001 and 2000, the interest rate swap agreement was the only derivative financial instrument outstanding.

        Revenue Recognition—Revenue is recognized when an agreement exists, product is shipped, prices are determinable and collectibility is reasonably assured.

        Shipping and Handling Costs—All amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue. Shipping and handling fees billed to customers increased sales and cost of goods sold by $54.9 million in 2001, $62.5 million in 2000 and $51.2 million in 1999.

        Environmental Expenditures—Environmental expenditures related to current operations or future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenues are expensed. Liabilities are recognized when environmental assessments or cleanups are probable and the costs can be reasonably estimated.

        Earnings Per Share—Basic earnings per share are computed based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share are computed based on the weighted average number of common shares outstanding, adjusted for dilutive potential issuances of common stock. A reconciliation of the number of shares used for computing basic and diluted earnings per share is presented in note 19.

        Stock-Based Compensation—Stock-based compensation is recognized using the intrinsic value method. Pro forma net income and earnings per share impacts are presented in note 13 as if the fair value method had been applied.

        Comprehensive Income—SFAS No. 130, "Reporting Comprehensive Income," requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. As a result, comprehensive income is presented net of tax within the accompanying statements of stockholders' equity for the year ending December 31, 2001. There are no differences between comprehensive income and net income for the years ended December 31, 2000 and December 31, 1999.

2.    NEW ACCOUNTING PRONOUNCEMENTS

        During June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141

requires that all business combinations initiated after June 30, 2001 be accounted for by a single method—the purchase method. The adoption of SFAS No. 141 did not impact our financial statements as of December 31, 2001. On January 1, 2002, we adopted SFAS No. 142. SFAS No. 142 requires companies to cease amortizing existing (as of June 30, 2001) goodwill after December 31, 2001. SFAS No. 142 also prohibits the amortization of goodwill resulting from acquisitions completed after June 30, 2001. Additionally, SFAS No. 142 specifies that companies will be required to periodically test existing goodwill and some intangible assets for asset impairment. In accordance with SFAS No. 142 we have six months subsequent to the adoption of the Statement to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142 we have established our reporting units based on our reporting structure and assigned goodwill in a reasonable and supportable manner. We expect to complete the transitional test within the six month period and will report the results of that testing subsequent to its completion. Pursuant to the adoption of SFAS 142 we will annually test goodwill for impairment on the anniversary of our transitional goodwill impairment test. We presently anticipate the impact of adopting SFAS 142 will be to eliminate $2.5 million in annual amortization expense.

        During June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period incurred at fair value, if a reasonable estimate of fair value can be made. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. Management does not believe the adoption of SFAS 143 will have a material effect on our consolidated financial statements.

        During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies financial accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment losses related to the carrying value of long-lived assets. We will adopt SFAS 144 on January 1, 2002. Management does not believe the adoption of SFAS 144 will have a material effect on our consolidated financial statements.

3.    ACQUISITIONS

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

        The following unaudited pro forma combined information presents the combined results of operations as if the acquisition had occurred at the beginning of fiscal 1999. The unaudited pro forma combined information is based upon the historical consolidated financial statements of Georgia Gulf and the vinyls business. Pro forma results include interest expense on debt incurred to finance the acquisition.

In Thousands, Except Per Share Data	Year Ended December 31, 1999
Statement of income data:
Net sales	$1,224,167
Income from continuing operations	31,376
Earnings per share from continuing operations:
Basic	1.01
Diluted	1.01

        In our opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1999 or of future operations of the combined companies under our ownership and management.

4.    DISCONTINUED OPERATION

        On September 2, 1999, we announced our decision to exit the methanol business at the end of 1999. In connection with the discontinuance of the methanol business, we incurred a one-time charge of $7,631,000, net of income tax benefits, related to the write-off of the methanol plant assets, net of expected proceeds, and an accrual for estimated losses during the phase-out period. The methanol plant remains idle and we intend to dismantle the facility at some time in the future. All methanol sales contracts were assigned, and our methanol customer list has been sold. Proceeds from sales of the methanol railcars, customer list and other discontinued plant assets approximated $2,900,000. The disposition of the methanol operations represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the reallocation of fixed overhead charges to other business segments. For business segment reporting purposes, the methanol business results were previously classified as the segment "Gas Chemicals."

        Sales and income from the discontinued operation are as follows:

In Thousands	Year ended December 31, 1999
Net sales	$39,091
Pretax (loss) income from discontinued operation	(3,976)
Pretax loss on disposal of business segment	(12,017)
Income tax benefit (expense)	5,837
Net (loss) income from discontinued operation	$(10,156)

5.    RECEIVABLES

        During 2001 we terminated our asset securitization program. We had entered into an agreement pursuant to which we sold an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party (the "Securitization"). As collections reduced accounts receivable included in the pool, we sold ownership interests in new receivables to bring the ownership interests sold up to $75,000,000, as permitted by the Securitization. Prior to May 24, 2000, the Securitization permitted the sale of $50,000,000. In conjunction with the sale of receivables, we recorded losses of $2,200,000, $4,539,000 and $2,793,000 for 2001, 2000 and 1999, respectively, which are included as selling and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the Securitization, to the monthly balance in the ownership interest sold.

        On July 17, 2001 the sale of additional accounts receivable was restricted pursuant to a provision contained in our indenture governing our 10 3/8 percent senior subordinated notes. Therefore, we repurchased the outstanding interest ($60,000,000 as of July 17, 2001) in our receivables by utilizing the availability of the revolving portion of our senior credit facility. On July 20, 2001 GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as administrative agent terminated the Securitization. Pursuant to the termination agreement, we are permitted to request that the Securitization be reinstated with identical terms and conditions upon written notice to, and subject to acceptance by, the administrative agent. During 2001, we received approximately $694.6 million from the revolving sales of receivables under the Securitization.

6.    INVENTORIES

        The major classes of inventories were as follows:

	December 31,
In Thousands
	2001	2000
Raw materials and supplies	$51,236	$45,662
Finished goods	24,883	77,494

Inventories	$76,119	$123,156

7.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

	December 31,
In Thousands
	2001	2000
Machinery and equipment	$949,520	$926,394
Land and land improvements	27,792	27,792
Buildings	31,965	31,939
Construction in progress	8,423	18,736

Property, plant and equipment, at cost	$1,017,700	$1,004,861

8.    ASSET WRITE-OFF AND OTHER RELATED CHARGES

        Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of," we assessed the recoverability of the remaining carrying value of the sodium chlorate plant when it became evident that it was technologically obsolete by industry standards and it could not currently comply with recently issued Louisiana environmental regulations. The estimated future undiscounted cash flows of the sodium chlorate plant did not justify the asset valuation that was recorded on our books. Pursuant to SFAS No. 121, a fair value analysis of the sodium chlorate plant indicated that it should be completely written off to reduce the carrying amount to its fair value. In addition to the impairment-related charges of $4.9 million, we accrued $0.5 million for post-closure related items.

9.    OTHER ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

	December 31,
In Thousands
	2001	2000
Advances and deposits for long-term purchase contracts	$33,204	$25,808
Debt issuance costs	13,510	15,401
Other	22,475	14,588

Other assets	$69,189	$55,797

        Debt issuance costs amortized as interest expense during 2001, 2000 and 1999 were $3,261,000, $3,931,000 and $675,000, respectively.

10.    LONG-TERM DEBT

        Long-term debt consisted of the following:

	December 31,
In Thousands
	2001	2000
Senior credit facility
Tranche A term loan	$92,670	$100,471
Tranche B term loan	195,363	197,356
7 5/8% notes due 2005	100,000	100,000
10 3/8% notes due 2007	200,000	200,000
Other	36,059	34,508

Total debt	624,092	632,335
Less current portion	38,677	9,794

Long-term debt	$585,415	$622,541

        On November 12, 1999, we entered into a new senior credit facility and issued $200,000,000 of eight-year unsecured 10 3/8 percent notes. The senior credit facility included a tranche A term loan of $225,000,000, a tranche B term loan of $200,000,000 and a revolving credit facility of up to $100,000,000. The net proceeds from these transactions were used to fund the acquisition of the vinyls business (see note 3), replace the prior unsecured revolving credit facility and term loan, purchase assets leased pursuant to the cogeneration facility lease (see note 16) and pay related fees and expenses of approximately $16,598,000.

        On June 30, 2001, we entered into amendment no. 2 to the senior credit facility dated as of November 12, 1999. The amendment modified the existing financial covenants relating to the leverage ratio and the interest coverage ratio through December 31, 2002. The amendment also increased the applicable interest margin in cases where the leverage ratio is greater than 5.0:1 by 25 basis points or .25 percent. We were required to pay an amendment fee equal to .25 percent of the sum of the revolving facility, outstanding term loans, and unused commitments on June 30, 2001.

        Under the senior credit facility, the tranche A term loan and the revolving credit facility mature November 12, 2005 and the tranche B term loan matures November 12, 2006. As of December 31, 2001, $95.0 million was available for borrowing under the terms of the senior credit facility. An annual commitment fee, which ranges from 0.375 percent to 0.5 percent (currently 0.5 percent), is required to be paid on the undrawn portion of the commitments under the senior credit facility. For any of the loans under the senior credit facility, we may choose to pay interest based on the prime rate of the JP Morgan Chase Bank plus the applicable pricing margin or London Interbank Offered Rate ("LIBOR") plus the applicable pricing margin. For 2001 and 2000, the average interest rate for the tranche A term loan were 6.74 percent and 8.75 percent, for the tranche B term loan were 7.11 percent and 9.19 percent and for the revolving credit facility were 7.79 percent and 10.55 percent, respectively. The senior credit facility is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

        We have $100,000,000 principal amount of 7 5/8 percent notes outstanding, which are due November 2005. Interest on the notes is payable semiannually on May 15 and November 15 of each year. The notes are not redeemable prior to maturity. In accordance with the indenture relating to the 7 5/8 percent notes, at the closing of the senior credit facility, the 7 5/8 percent notes became secured equally and ratably with the senior credit facility. The 7 5/8 percent notes are secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

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

        Scheduled maturities of long-term debt outstanding at December 31, 2001 are $38,677,000 in 2002, $22,310,000 in 2003, $24,568,000 in 2004, $124,568,000 in 2005, $187,388,000 in 2006 and $226,580,000 thereafter. Cash payments for interest during 2001, 2000 and 1999, excluding debt issuance costs, were $54,736,000, $63,123,000 and $31,133,000, respectively.

11.    RELATED PARTY TRANSACTIONS

        PHH Monomers, LLC (PHH), is our 50 percent-owned manufacturing joint venture with PPG Industries, Inc ("PPG"). Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We pay for 50 percent of the raw materials ($76.4 million in 2001, $116.9 million in 2000 and $13.4 million in 1999) and processing costs ($23.4 million in 2001, 23.9 million in 2000 and $3.2 million in 1999) and we have the right to 50 percent of the vinyl chloride monomer ("VCM") production of PHH, which is located in close proximity to our Lake Charles VCM facility. PHH has a capacity of 1,150 million pounds. The chlorine needs of our Lake Charles VCM facility and the PHH Monomer's facility are supplied via pipeline, under a long-term contract with PPG. The chlorine contracts are primarily market price-based.

12.    STOCKHOLDERS' EQUITY

        During 2000 we repurchased 9,400 shares of common stock for $121,000. As of December 31, 2001, we had authorization to repurchase 5,216,200 additional shares under a common stock repurchase program that is currently suspended. During 2001 we did not repurchase any shares of our common stock.

        Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from us 1/100th of a share of Junior Participating Preferred Stock for $90.00, subject to adjustment in certain circumstances. The rights expire on April 27, 2010 and may be redeemed by us for $0.01 per right until the earlier to occur of (1) the tenth calendar day following announcement by us that a person or group (other than us or certain related persons) beneficially owns 15 percent or more of our outstanding shares of common stock (an "Acquiring Person") or (2) the tenth business day following the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earliest of any such date, the "Distribution Date"). The rights first become exercisable on the Distribution Date. Subject to certain conditions, if a person or group becomes an Acquiring Person, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, common stock having a market value equal to two times the right's exercise price. In addition, subject to certain conditions, if we are involved in a merger or certain other business combination transactions, each right will entitle its holder (other than an Acquiring Person) to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the right's exercise price.

        In connection with the stock purchase rights described above, 15,000,000 of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $0.01 or that which is paid on the common shares.

13.    STOCK OPTION AND PURCHASE PLANS

        Options to purchase our common stock have been granted to employees under a plan adopted in 1998. Under the 1998 Equity and Performance Incentive Plan, approved by our stockholders, we may grant options to purchase up to 2,000,000 shares to employees and non-employee directors. Option prices are equal to the closing price of our stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the grant. Options to purchase our common stock under a 1990 plan expired during 2000.

        A summary of stock option activity under all plans is as follows:

	Year Ended December 31,
	2001		2000		1999
	Shares	Exercise Price(1)	Shares	Exercise Price(1)	Shares	Exercise Price(1)
Outstanding at beginning of year	1,452,583	$27.70	1,697,731	$25.46	952,386	$24.75
Granted	490,500	16.90	—	—	963,000	22.69
Exercised	(1,000)	15.44	(195,865)	9.12	(188,655)	7.93
Forfeited/Expired	(57,333)	24.44	(49,283)	24.34	(29,000)	25.00

Outstanding at year end	1,884,750	$25.00	1,452,583	$27.70	1,697,731	$25.46

Exercisable at year end	1,120,926	$28.98	752,759	$30.19	500,900	$25.62
Options available for grant	283,666		716,833		730,827

(1)
Weighted average

        The following table summarizes information about stock options at December 31, 2001:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Exercise Price(1)	Remaining Contractual Life(1)	Shares	Exercise Price(1)
$15.44 to $25.00	881,250	$16.25	8.21 years	271,088	$15.45
$25.01 to $35.00	470,500	29.31	7.96 years	316,838	29.31
$35.01 to $36.50	533,000	35.66	4.98 years	533,000	35.66

Total $15.44 to $36.50	1,884,750	$25.00	7.23 years	1,120,926	$28.98

(1)
Weighted average

        Our stockholders have approved a qualified, noncompensatory employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee's base salary. In connection with this stock purchase plan, 823,180 shares of common stock are reserved for future issuances. Under this plan, 199,957, 236,953 and 218,453 shares of common stock were issued at $14.85, $14.85 and $13.36 per share during 2001, 2000 and 1999, respectively.

        We account for our stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation was recognized in 2001, 2000 and 1999 for our stock option plans or our stock purchase plan.

For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2001, 2000 and 1999 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.26 percent, 6.11 percent and 5.30 percent; dividend yields of 2.00 percent, 1.00 percent and 1.56 percent; and expected volatilities of 0.44, 0.44 and 0.46. The expected life of a right and option was assumed to be one year and nine years, respectively, for all years. The weighted average fair value of options granted was $8.00 and $7.64 for the years ended December 31, 2001 and 1999, respectively. Using these assumptions, the amount of compensation expense under the fair value method related to the stock option grants in 2001 and 1999 would have been $3,413,000 and $1,861,000 for 2001 and 1999, respectively. There were no stock option grants in 2000. Also using these assumptions, the compensation expense under the fair value method for the stock purchase plan rights for 2001, 2000 and 1999 would have been $1,152,000, $1,392,000 and $1,140,000, respectively. Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income (loss) and earnings (loss) per common share would have been the following pro forma amounts:

	Year Ended December 31,
In Thousands, Except Per Share Data
	2001	2000	1999
Net income (loss)
As reported	$(12,043)	$64,180	$33,005
Pro forma	(14,227)	61,105	31,124
Basic earnings (loss) per share
As reported	$(0.38)	$2.04	$1.07
Pro forma	(0.45)	1.95	1.01
Diluted earnings (loss) per share
As reported	$(0.38)	$2.03	$1.06
Pro forma	(0.45)	1.94	1.00

14.    EMPLOYEE BENEFIT PLANS

        We have certain pension, savings and profit sharing plans that cover substantially all of our employees. The expense incurred for these plans was approximately $4,707,000, $4,452,000 and $3,343,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

        On a weighted average basis, the following assumptions were used in the accounting for the net periodic benefit costs of the defined benefit plans:

	Year Ended December 31,
	2001	2000	1999
Discount rate	7.25%	7.75%	7.75%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	6.15%	5.50%	5.50%

        The amount of net periodic benefit cost recognized includes the following components:

	Year Ended December 31,
In Thousands
	2001	2000	1999
Components of periodic benefit cost:
Service cost	$2,528	$2,976	$2,297
Interest cost	3,837	3,524	3,216
Expected return on assets	(5,112)	(6,104)	(5,512)
Amortization of:
Transition obligation	375	344	343
Prior service cost	97	97	95
Actuarial gain	(1,089)	(1,180)	(807)

	636	(343)	(368)
Settlement benefit	—	262	—

Total net periodic benefit (income) cost	$636	$(81)	$(368)

        The reconciliations of the beginning and ending balances of the benefit obligation for our defined benefit plans and the fair value of plan assets were as follows:

	December 31,
In Thousands
	2001	2000
Change in benefit obligation:
Net benefit obligation at beginning of year	$47,959	$43,025
Service cost	2,528	2,976
Interest cost	3,837	3,524
Actuarial loss	3,571	159
Plan amendments	—	38
Settlements	—	(471)
Gross benefits paid	(1,613)	(1,292)

Net benefit obligation at end of year	$56,282	$47,959

Change in plan assets:
Fair value of plan assets at beginning of year	$71,249	$68,405
Actual return on plan assets	(7,288)	4,465
Employer contributions	853	466
Settlements	—	(795)
Gross benefits paid	(1,613)	(1,292)

Fair value of plan assets at end of year	$63,201	$71,249

        The funded status of our defined benefit plans and the amounts recognized in the statement of financial position were as follows:

	December 31,
In Thousands
	2001	2000
Reconciliation of funded status:
Funded status at end of year	$6,919	$23,290
Unrecognized net actuarial gain	(6,832)	(23,892)
Unrecognized prior service cost	320	417
Unrecognized net transition obligation	1,198	1,574

Net amount recognized at end of year	$1,605	$1,389
Amounts recognized in the statement of financial position:
Prepaid benefit cost	$7,541	$6,488
Accrued benefit cost	(5,937)	(5,099)
Additional minimum liability	(1,097)	(423)
Intangible asset	235	423
Accumulated other comprehensive loss	863	—

Net amount recognized at end of year	$1,605	$1,389

15.    INCOME TAXES

        The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
In Thousands
	2001	2000	1999
Current:
Federal	$(19,341)	$11,669	$18,472
State	314	918	1,732

	(19,027)	12,587	20,204

Deferred:
Federal	3,057	21,433	3,957
State	1,052	2,092	647

	4,109	23,525	4,604

Provision for income taxes	$(14,918)	$36,112	$24,808

        The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2001	2000	1999
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	2.0	2.3
Effect of favorable settlement of tax audits	(19.3)	—	—
Extraterritorial income exclusion	(2.6)	—	—
Percentage depletion	(2.1)	(0.6)	(0.6)
Other	0.4	(0.4)	(0.2)

Effective income tax rate	(55.3)%	36.0%	36.5%

        Cash payments for income taxes during 2001, 2000 and 1999 were $1,100,000, $32,201,000 and $6,474,000 respectively.

        Our net deferred tax liability consisted of the following major items:

	December 31,
In Thousands
	2001	2000
Deferred tax assets:
Receivables	$901	$808
Inventories	1,156	1,437
Vacation	1,950	1,944
Other	3,090	1,054

Total deferred tax assets	7,097	5,243
Deferred tax liability:
Property, plant and equipment	(120,868)	(116,545)

Net deferred tax liability	$(113,771)	$(111,302)

        We believe, based on our history of operating expenses and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 2001.

16.    COMMITMENTS AND CONTINGENCIES

        Leases—We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under noncancelable operating leases with varying maturities through the year 2014. Future minimum payments under these noncancelable-operating leases as of December 31, 2001 were $17,010,000 for 2002, $12,396,000 for 2003, $8,734,000 for 2004, $6,865,000 for 2005, $6,164,000 for 2006 and $21,631,000 thereafter. Total lease expense was approximately $20,351,000, $21,483,000 and $22,892,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        On November 12, 1999, we exercised our option to purchase the 250-megawatt cogeneration facility located at our Plaquemine, Louisiana complex for a net cash purchase price of approximately $103,303,000. The cogeneration facility was previously leased under an operating lease. Lease expense relating to the cogeneration facility was approximately $9,904,000 for 1999.

        Purchase Commitments—We have certain take-or-pay raw material purchase agreements with various terms extending through 2014. The aggregate amount of the fixed and determinable portion of the required payments under these agreements as of December 31, 2001 was $7,143,000 for each of the years 2001 through 2007 and $4,648,000 for the year 2008.

        Legal Proceedings—Georgia Gulf is a party to numerous individual and several class-action lawsuits filed against the company, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, which occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana state court in Iberville Parish.

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

        Following removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but three worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the three worker plaintiffs are ongoing.

        Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and one collateral who have filed suit in state court who have opted not to participate in the class settlement, as well as the three worker plaintiffs whose claims are pending in federal court (see discussion above).

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

        In July 2001, the Administrative Law Judge assigned to the case consolidated the case with a case the EPA had asserted against CONDEA Vista (now Sasol North America Inc.) involving common issues of law and fact. A case management order has been issued and the EPA has filed its prehearing exchange. Procedural motions relating to the prehearing exchange are pending. We believe the EPA's allegations are without merit. In addition to the administrative actions, we are participating in ongoing settlement discussions with the EPA. Under the terms of the asset purchase agreement by which we acquired the Lake Charles VCM plant from CONDEA Vista, we have notified CONDEA Vista of our claim that these potential penalties are properly the responsibility of CONDEA Vista, and we have requested indemnity from CONDEA Vista. We have not received a response to this request.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

17.    EXPORT SALES

        Export sales were approximately 13 percent, 11 percent and 14 percent of our sales for the years ended December 31, 2001, 2000 and 1999, respectively. The principal international markets we serve include Canada, Mexico, Latin America, Europe and Asia.

18.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        We maintain floating rate debt (i.e., senior credit facility), which exposes us to changes in interest rates going forward. On November 30, 2000, we entered into a new interest swap agreement for a notional amount of $100 million, which has been designated as a cash flow hedge to effectively convert a portion of our outstanding senior credit facility (Tranche B term loan) to a fixed rate basis, thus reducing the impact of interest rate changes on future income. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments at an interest rate of 6.273 percent over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. Upon adoption of SFAS 133 on January 1, 2001, we recognized an unrealized loss of approximately $1.1 million related to the interest rate swap, which was recorded as part of long-term liabilities and accumulated other comprehensive income. The reclassification of amounts associated with the interest rate swap into the statement of income is anticipated to occur through the maturity date of the interest rate swap agreement, which expires November 29, 2002. The change in fair value of the interest rate swap from January 1, 2001 to December 31, 2001 was $2.6 million.

        During 2000, various interest swaps previously designated as hedges against our senior credit facility floating rate debt were canceled. The gain on the terminations amounted to $936,000 and will be amortized as an offset to interest expense over the term of the related indebtedness.

        Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 2001 and 2000:

	December 31,
	2001		2000
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
7 5/8% notes due 2005	$100,000	$101,801	$100,000	$94,057
10 3/8% notes due 2007	200,000	210,500	200,000	185,500
Interest rate swap agreement in payable position	—	(3,692)	—	(1,062)

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Debt—The fair values of the 7 5/8 percent notes and the 10 3/8 percent notes were based on quoted market prices. The carrying amounts of the senior credit facility, revolving credit loan and the term loan were assumed to approximate fair value due to the floating market interest rates to which the respective agreements are subject.

        Interest Rate Swap Agreement—The fair value of the interest rate swap agreement was estimated by obtaining a quote from a broker.

19.    EARNINGS PER SHARE

        There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income:

	Year Ended December 31,
In Thousands
	2001	2000	1999
Weighted average shares outstanding—basic	31,716	31,408	30,947
Plus incremental shares from assumed conversions:
Options	—	76	109
Employee stock purchase plan rights	—	56	51

Weighted average shares outstanding—diluted	31,716	31,540	31,107

20.    SEGMENT INFORMATION

        In accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," we have identified two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization used by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products which includes chlorine, caustic soda, VCM and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone. A third product segment, gas chemicals, which included methanol was discontinued in the third quarter of 1999. See note 4 for a description of the discontinuance of our methanol operation.

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

Industry Segments

In Thousands	Chlorovinyls		Aromatics	Gas Chemicals	Corporate and General Plant Services		Total
Year Ended December 31, 2001:
Net sales (1)	$983,362		$222,534	$—	$—		$1,205,896
Operating income (loss)	61,979	(2)	(15,748)	—	(15,877	)(3)	30,354
Asset write-off and other charges	(5,438)		—	—	—		(5,438)
Depreciation and amortization	56,252	(4)	13,121	—	3,206		72,579
Capital expenditures	15,737		243	—	1,868		17,848
Total assets	741,472		94,954	—	106,395		942,821
Year Ended December 31, 2000:
Net sales (1)	$1,244,734		$336,919	$—	$—		$1,581,653
Operating income (loss)	192,325		(9,694)	—	(14,598	)(3)	168,033
Depreciation and amortization	52,479		13,614	—	7,238		73,331
Capital expenditures	15,166		504	—	6,069		21,739
Total sssets	808,218		150,424	—	87,967		1,046,609
Year Ended December 31, 1999:
Net sales (1)	$672,851		$236,123	$—	$—		$908,974
Operating income (loss)	98,750		15,238	—	(11,182	)(3)	102,806
Depreciation and amortization	31,854		13,864	—	3,880		49,598
Capital expenditures	10,281		735	—	3,411		14,427
Total assets	867,487		140,681	443	94,211		1,102,822

(1)
Shipping and handling costs were reclassified (beginning in 2000) by increasing cost of sales and net sales. Prior years have been reclassified to conform to the current year presentation.
(2)
Chlorovinyl's operating income for the year ended December 31, 2001, includes the asset write-off and related charges.
(3)
Includes shared services, administrative and legal expense, along with the cost of our receivables program.
(4)
Chlorovinyl's depreciation and amortization for the year ended December 31, 2001, with the asset write-off is $61,157.

Geographic Areas

	Year Ended December 31,
In Thousands
	2001	2000	1999
Sales:
Domestic	$1,045,960	$1,405,889	$780,611
Foreign	159,936	175,764	128,363

Total	$1,205,896	$1,581,653	$908,974

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

In Thousands, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Net Sales	$368,883	$337,396	$267,408	$232,209
Gross margin	17,356	20,722	29,245	13,133
Operating income (loss)	4,715	9,759	18,391	(2,511)
Net income (loss)	(6,640)	(2,902)	2,497	(4,998)
Basic earnings (loss) per share	(0.21)	(0.09)	0.08	(0.16)
Diluted earnings (loss) per share	(0.21)	(0.09)	0.08	(0.16)
Dividends per common share	0.08	0.08	0.08	0.08
2000
Net Sales	$421,343	$429,987	$366,382	$363,941
Gross margin	81,815	80,482	38,864	12,506
Operating income	68,141	69,124	28,351	2,417
Net income (loss)	31,438	32,750	7,492	(7,500)
Basic earnings (loss) per share	1.00	1.04	0.24	(0.24)
Diluted earnings (loss) per share	1.00	1.04	0.24	(0.24)
Dividends per common share	0.08	0.08	0.08	0.08

22.    SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under our 10 3/8% senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, North American Plastics, LLC, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the Guarantor Subsidiaries). The guarantees are full, unconditional and joint and several. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, Guarantor Subsidiaries and our remaining subsidiaries (the Non-guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$0	$10,020	$10	$—	$10,030
Receivables	289,638	129,029	2,273	(293,080)	127,860
Inventories	—	76,119	—	—	76,119
Prepaid expenses	2,696	3,662	—	—	6,358
Deferred income taxes	—	7,097	—	—	7,097

Total current assets	292,334	225,927	2,283	(293,080)	227,464

Plant, property and equipment, at cost	1,136	1,016,564	—	—	1,017,700
Less accumulated depreciation	849	448,403	—	—	449,252

Plant, property and equipment, net	287	568,161	—	—	568,448

Goodwill	—	77,720	—	—	77,720
Other assets	16,106	53,083	—	—	69,189
Investment in subsidiaries	140,108	2,275	—	(142,383)	—

Total Assets	$448,835	$927,166	$2,283	$(435,463)	$942,821

Current portion of long-term debt	$—	$38,677	$—	$—	$38,677
Accounts payable	5,979	360,079	6	(293,080)	72,984
Interest payable	4,894	52	—	—	4,946
Accrued compensation	—	6,379	—	—	6,379
Other accrued liabilities	6,909	10,009	—	—	16,918

Total current liabilities	17,782	415,196	6	(293,080)	139,904
Long-term debt	336,059	249,356	—	—	585,415
Deferred income taxes	—	120,868	—	—	120,868
Common stock	319	6	19	(25)	319
Additional paid-in capital	15,624	7,940	—	(7,940)	15,624
Retained earnings	79,051	133,800	2,258	(134,418)	80,691

Total stockholders' equity	94,994	141,746	2,277	(142,383)	96,634

Total liabilities and stockholders' equity	$448,835	$927,166	$2,283	$(435,463)	$942,821

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2000

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$0	$1,982	$60	$—	$2,042
Receivables	347,076	114,213	59,110	(374,610)	145,789
Inventories	—	123,156	—	—	123,156
Prepaid expenses	2,698	4,696	213	—	7,607
Deferred income taxes	—	5,243	—	—	5,243

Total current assets	349,774	249,290	59,383	(374,610)	283,837

Plant, property and equipment, at cost	1,077	1,003,784	—	—	1,004,861
Less accumulated depreciation	756	377,328	—	—	378,084

Plant, property and equipment, net	321	626,456	—	—	626,777

Goodwill	—	80,198	—	—	80,198
Other assets	19,953	35,798	46	—	55,797
Investment in subsidiaries	128,775	57,869	—	(186,644)	—
Net assets of discontinued operation	—	—	—	—	—

Total Assets	$493,301	$1,049,611	$59,429	$(561,254)	$1,046,609

Current portion of long-term debt	$—	$9,794	$—	$—	$9,794
Accounts payable	30,054	492,475	30	(374,610)	147,949
Interest payable	4,971	417	—	—	5,388
Accrued compensation	—	10,380	—	—	10,380
Other accrued liabilities	10,748	4,672	—	—	15,420

Total current liabilities	40,251	517,738	30	(374,610)	188,931
Long-term debt	334,458	288,083	—	—	622,541
Deferred income taxes	—	116,545	—	—	116,545
Common stock	317	6	20	(26)	317
Additional paid-in capital	12,478	2,763	55,587	(58,350)	12,478
Retained earnings	105,797	124,476	3,792	(128,268)	105,797

Total stockholders' equity	118,592	127,245	59,399	(186,644)	118,592

Total liabilities and stockholders' equity	$493,301	$1,049,611	$59,429	$(561,254)	$1,046,609

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Income Statement

Year Ended December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,380	$1,206,193	$2,502	$(13,179)	$1,205,896

Operating costs and expenses
Cost of sales	—	1,125,439	—	—	1,125,439
Selling and administrative	8,939	46,389	2,516	(13,179)	44,665
Asset write-off and other related charges	—	5,438	—	—	5,438

Total operating costs and expenses	8,939	1,177,266	2,516	(13,179)	1,175,542

Operating income	1,441	28,927	(14)	—	30,354
Other income (expense)
Interest expense, net	(32,272)	(25,043)	—	—	(57,315)
Equity in income of subsidiaries	7,680	(7)	—	(7,673)	—

Income from continuing operations before taxes	(23,151)	3,877	(14)	(7,673)	(26,961)
Benefit from income taxes	(11,108)	(3,806)	(4)	—	(14,918)

Net income (loss)	$(12,043)	$7,683	$(10)	$(7,673)	$(12,043)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Income Statement

Year Ended December 31, 2000

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,400	$1,588,971	$10,891	$(28,609)	$1,581,653

Operating costs and expenses
Cost of sales	—	1,377,711	—	(9,725)	1,367,986
Selling and administrative	6,522	52,865	5,131	(18,884)	45,634

Total operating costs and expenses	6,522	1,430,576	5,131	(28,609)	1,413,620

Operating income	3,878	158,395	5,760	—	168,033
Other income (expense)
Interest expense, net	(32,551)	(35,190)	—	—	(67,741)
Equity in income of subsidiaries	82,531	2,281	—	(84,812)	—

Income from continuing operations before taxes	53,858	125,486	5,760	(84,812)	100,292
Provision (Benefit) for income taxes	(10,322)	45,060	1,374	—	36,112

Net income	$64,180	$80,426	$4,386	$(84,812)	$64,180

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Income Statement

Year Ended December 31, 1999

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$625,308	$287,569	$6,146	$(10,049)	$908,974

Operating Costs and Expenses
Cost of sales	547,220	224,206	—	(6,103)	765,323
Selling and administrative	30,809	10,843	3,139	(3,946)	40,845

Total operating costs and expenses	578,029	235,049	3,139	(10,049)	806,168

Operating income	47,279	52,520	3,007	—	102,806
Other income (expense)
Interest expense, net	(29,529)	(5,308)	—	—	(34,837)
Equity in income of subsidiaries	34,941	—	—	(34,941)	—

Income from continuing operations before taxes	52,691	47,212	3,007	(34,941)	67,969
Provision for income taxes	9,530	14,329	949	—	24,808

Income from continuing operations	43,161	32,883	2,058	(34,941)	43,161
Loss from discontinued operation, net	(2,525)	—	—	—	(2,525)
Loss on disposal of discontinued operation, net	(7,631)	—	—	—	(7,631)

Net income	$33,005	$32,883	$2,058	$(34,941)	$33,005

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(12,043)	$7,683	$(10)	$(7,673)	$(12,043)
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,427	71,106	46	—	72,579
Asset write-off and other related charges	—	5,438	—	—	5,438
Provision for deferred income taxes	—	2,469	—	—	2,469
Tax benefit related to stock plans	164	—	—	—	164
Equity in (income) loss of subsidiaries	(7,680)	7	—	7,673	—
Change in operating assets, liabilities and other	23,872	(52,672)	1,438	—	(27,362)

Net cash provided by operating activities	5,740	34,031	1,474	—	41,245

Cash flows from investing activities
Capital expenditures	(59)	(17,789)	—	—	(17,848)
Dividends received from subsidiary	1,524	—	—	(1,524)	—

Net cash (used in) provided by investing activities	1,465	(17,789)	—	(1,524)	(17,848)

Cash flows from financing activities
Long-term debt proceeds	1,599	84,950	—	—	86,549
Long-term debt payments	—	(94,794)	—	—	(94,794)
Proceeds from issuance of common stock	2,984	—	—	—	2,984
Proceeds and retirement of common stock	1	—	(1)	—	—
Dividends paid	(10,148)	—	(1,524)	1,524	(10,148)

Net cash (used in) provided by financing activities	(5,564)	(9,844)	(1,525)	1,524	(15,409)

Net change in cash and cash equivalents	1,641	6,398	(51)	—	7,988
Cash and cash equivalents at beginning of year	—	1,982	60	—	2,042

Cash and cash equivalents at end of year	$1,641	$8,380	$9	$—	$10,030

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2000

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$64,180	$80,426	$4,386	$(84,812)	$64,180
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,376	71,841	114	—	73,331
Provision for deferred income taxes	—	23,525	—	—	23,525
Tax benefit related to stock plans	2,048	—	—	—	2,048
Equity in income of subsidiaries	(82,531)	(2,281)	—	84,812	—
Change in operating assets, liabilities and other	12,270	(10,450)	(2,261)	—	(441)

Net cash provided by continuing operations	(2,657)	163,061	2,239	—	162,643
Net cash used in discontinued operations	—	443	—	—	443

Net cash provided by operating activities	(2,657)	163,504	2,239	—	163,086

Cash flows from investing activities
Capital expenditures	(88)	(21,651)	—	—	(21,739)
Dividends received from subsidiary	2,200	—	—	(2,200)	—

Net cash (used in) provided by investing activities	2,112	(21,651)	—	(2,200)	(21,739)

Cash flows from financing activities
Long-term debt proceeds	1,264	52,550	—	—	53,814
Long-term debt payments	—	(192,674)	—	—	(192,674)
Proceeds from issuance of common stock	5,305	—	—	—	5,305
Proceeds and retirement of common stock	(121)	—	—	—	(121)
Dividends paid	(10,053)	—	(2,200)	2,200	(10,053)

Net cash (used in) provided by financing activities	(3,605)	(140,124)	(2,200)	2,200	(143,729)

Net change in cash and cash equivalents	(4,151)	1,730	39	—	(2,382)
Cash and cash equivalents at beginning of year	4,151	252	21	—	4,424

Cash and cash equivalents at end of year	$—	$1,982	$60	$—	$2,042

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$33,005	$32,883	$2,058	$(34,941)	$33,005
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	37,860	11,738	—	—	49,598
Provision for deferred income taxes	1,196	3,408	—	—	4,604
Tax benefit related to stock plans	840	—	—	—	840
Loss on disposal of discontinued operations, net	7,631	—	—	—	7,631
Loss on discontinued operations, net	2,525	—	—	—	2,525
Equity in income of subsidiaries	(34,941)	—	—	34,941	—
Change in operating assets, liabilities and other	108,556	(108,076)	629	—	1,109

Net cash provided by continuing operations	156,672	(60,047)	2,687	—	99,312
Net cash used in discontinued operations	(369)	3,089	—	—	2,720

Net cash provided by operating activities	156,303	(56,958)	2,687	—	102,032

Cash flows from investing activities
Capital expenditures	(9,884)	(4,543)	—	—	(14,427)
Buyout of cogeneration operating lease	—	(103,303)	—	—	(103,303)
Dividends received from subsidiary	2,694	—	—	(2,694)	—
Acquisition, net of cash acquired	—	(263,000)	—	—	(263,000)

Net cash used in investing activities	(7,190)	(370,846)	—	(2,694)	(380,730)

Cash flows from financing activities
Long-term debt proceeds	304,293	432,628	—	—	736,921
Long-term debt payments	(444,550)	(5,000)	—	—	(449,550)
Proceeds from issuance of common stock	4,414	—	—	—	4,414
Dividends paid	(9,907)	—	(2,694)	2,694	(9,907)

Net cash (used in) provided by financing activities	(145,750)	427,628	(2,694)	2,694	281,878

Net change in cash and cash equivalents	3,363	(176)	(7)	—	3,180
Cash and cash equivalents at beginning of year	788	428	28	—	1,244

Cash and cash equivalents at end of year	$4,151	$252	$21	$—	$4,424

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 21, 2002 is hereby incorporated by reference in response to this item.

        The following is additional information regarding our executive officers who are not directors, as of March 28, 2002:

        Richard B. Marchese, 60, has served as Vice President Finance, Chief Financial Officer and Treasurer of Georgia Gulf since May 1989.

        Joel I. Beerman, 52, has served as Vice President, General Counsel and Secretary since February 1994.

        William H. Doherty, 47, has served as Vice President, Vinyl Compounds Group since December 1999. Before then, Mr. Doherty served as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

        C. Douglas Shannon, 50, has served as Vice President, Chemicals Groups since December 1999. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and provided services in feedstock purchasing.

        Mark J. Seal, 50, has served as Vice President, Polymer Group since August 1993.

        Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11. EXECUTIVE COMPENSATION.

        The information set forth under the captions "Election of Directors" and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2002 is hereby incorporated by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information set forth under the captions "Principal Stockholders" and "Security Ownership of Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2002 is hereby incorporated by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        We have not had any transactions required to be reported under this item for the calendar year 2001, or for the period from January 1, 2002 to the date of this report.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

    Report of Management

    Report of Independent Public Accountants

  (2)
  Financial Statement Schedules:

    Report of Independent Public Accountants on Financial Statement Schedule

    The following financial statement schedule is for the years ended December 31, 2001, 2000 and 1999:

    II Valuation and Qualifying Accounts

  Schedules other than the one listed above are omitted because they are not required and are inapplicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

  (3)
  Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

        The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description
10.1	Second Amendment to the Employee Stock Purchase Plan
23	Consent of Independent Public Accountants
99	Management representation of Audit Assurance from Arthur Andersen LLP

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-Q Report for the quarter ended June 30, 2001, filed August 14, 2001:

Exhibit No.	Description
10.1	Amendment No. 2, dated June 30, 2001 to the Credit Agreement dated as of November 12, 1999, among Georgia Gulf Corporation, the eligible subsidiaries party thereto and The Chase Manhattan Bank, as Administrative Agent.
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
10.1
Credit Agreement dated as of November 12, 1999 between Georgia Gulf Corporation, the Eligible Subsidiaries referred to therein, the Lenders party thereto, and The Chase Manhattan Bank as Administrative Agent, Syndication Agent and Collateral Agent

        The following exhibit is incorporated herein by reference to Georgia Gulf's 1999 Form 10-Q Quarterly Report for the period ending September 30, 1999, filed October 28, 1999:

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
(b)
Reports on Form 8-K

        During the fourth quarter of 2001, we filed no reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: March 29, 2002	By:	/s/ EDWARD A. SCHMITT Edward A. Schmitt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD A. SCHMITT Edward A. Schmitt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ RICHARD B. MARCHESE Richard B. Marchese	Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ JOHN E. AKITT John E. Akitt	Director	March 29, 2002
/s/ JOHN D. BRYAN John D. Bryan	Director	March 29, 2002
/s/ DENNIS M. CHORBA Dennis M. Chorba	Director	March 29, 2002
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	March 29, 2002
/s/ CHARLES T. HARRIS III Charles T. Harris III	Director	March 29, 2002
/s/ JERRY R. SATRUM Jerry R. Satrum	Director	March 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To Georgia Gulf Corporation:

        We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K and have issued our report thereon dated February 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of Georgia Gulf's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 2002

GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts describe	Deductions describe		Balance at end of period
1999
Allowance for doubtful accounts	$2,400	$103	$—	$(103	)(1)	$2,400
2000
Allowance for doubtful accounts	$2,400	$639	$—	$(667	)(1)	$2,372
2001
Allowance for doubtful accounts	$2,372	$528	$—	$(493	)(1)	$2,407

NOTES:

(1)
Accounts receivable balances written off during the period.

INDEX TO EXHIBITS

Exhibit No.	Description	Page(1)
10.1	Second Amendment to the Employee Stock Purchase Plan
23	Consent of Independent Public Accountants
99	Management representation of Audit Assurance from Arthur Andersen LLP

(1)
Page numbers appear on the manually signed Form 10-K's only.

QuickLinks

TABLE OF CONTENTS PART I
PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA
  Item 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.
Report of Independent Public Accountants
Report of Management
Consolidated Balance Sheets Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Income Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Cash Flows Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements Georgia Gulf Corporation and Subsidiaries
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet December 31, 2001
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet December 31, 2000
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Year Ended December 31, 2001
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Year Ended December 31, 2000
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Year Ended December 31, 1999
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2001
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2000
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
INDEX TO EXHIBITS