Form 10-Q
period 2002-03-31
GEORGIA GULF CORP /DE/
filed 2002-05-09
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2002
Common Stock, $0.01 par value	32,024,216 shares

GEORGIA GULF CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2002

INDEX

Page Numbers
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	3
Notes to Condensed Consolidated Financial Statements as of March 31, 2002	4-12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	17

ii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$8,889	$10,030
Receivables, net of allowance for doubtful accounts of $2,407 in 2002 and $2,407 in 2001	158,166	127,860
Inventories	76,173	76,119
Prepaid expenses	4,657	6,358
Deferred income taxes	6,679	7,097

Total current assets	254,564	227,464
Property, plant and equipment, net	556,087	568,448
Other assets	148,767	146,909

Total assets	$959,418	$942,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$30,617	$38,677
Accounts payable	98,117	72,984
Interest payable	11,972	4,946
Accrued compensation	6,865	6,379
Other accrued liabilities	15,173	16,918

Total current liabilities	162,744	139,904
Long-term debt, net of current portion	579,837	585,415
Deferred income taxes	120,189	120,868
Stockholders' equity	96,648	96,634

Total liabilities and stockholders' equity	$959,418	$942,821

Common shares outstanding	32,019	31,915

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Net sales	$260,881	$368,883
Operating costs and expenses
Cost of sales	235,628	351,527
Selling, general and administrative expenses	11,439	12,641

Total operating costs and expenses	247,067	364,168

Operating income	13,814	4,715
Interest, net	12,867	15,090

Income (loss) before income taxes	947	(10,375)
Provision (benefit) for income taxes	339	(3,735)

Net income (loss)	$608	$(6,640)

Earnings (loss) per share:
Basic	$0.02	$(0.21)
Diluted	$0.02	$(0.21)
Weighted average common shares:
Basic	31,946	31,715
Diluted	32,142	31,715

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$608	$(6,640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,276	17,915
Benefit for deferred income taxes	(262)	(972)
Tax benefit related to stock plans	215	—
Change in operating assets, liabilities and other	326	(24,300)

Net cash provided by (used in) operating activities	18,163	(13,997)

Cash flows from investing activities:
Capital expenditures	(3,939)	(8,656)

Cash flows from financing activities:
Long-term debt proceeds	522	26,731
Long-term debt payments	(14,159)	(785)
Proceeds from issuance of common stock	832	11
Dividends paid	(2,560)	(2,537)

Net cash (used in) provided by financing activities	(15,365)	23,420

Net change in cash and cash equivalents	(1,141)	767
Cash and cash equivalents at beginning of period	10,030	2,042

Cash and cash equivalents at end of period	$8,889	$2,809

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in our annual report on form 10-K, filed with the Securities and Exchange Commission on March 29, 2002. That report includes a summary of our critical accounting policies on page 26. There have been no material changes in the accounting policies followed by us during fiscal year 2002 except for those changes described in Note 3.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period incurred at fair value, if a reasonable estimate of fair value can be made. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. Management does not believe the adoption of SFAS No. 143 will have a material effect on our consolidated financial statements.

        During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies financial accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment losses related to the carrying value of long-lived assets. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial statements.

NOTE 3: GOODWILL AND OTHER INTANGIBLE ASSETS

        We adopted SFAS No. 141, "Business Combinations," for all acquisitions made after June 30, 2001. This statement requires that all business combinations be accounted for by the purchase method and that intangible assets be recognized apart from goodwill if they meet certain criteria. Adoption of this statement did not have an effect on our financial statements.

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized. Prior to January 1, 2002 goodwill was being amortized on a straight-line basis, over a period of 35 years. As a result of the adoption of SFAS No. 142, goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

        Impairment testing for goodwill is done at a reporting unit level. Currently, we have identified three reporting units (electrovinyl, compounds, and aromatic chemicals) under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

        As of January 1, 2002, the carrying value of goodwill was $77.7 million. All $77.7 million in goodwill is assigned to the compounds reporting unit. We performed the goodwill impairment test subsequent to the end of the first quarter by comparing the carrying value of the compounds reporting unit (as of December 31, 2001) as a multiple of earnings for comparable industry groups. The comparison indicated that the fair value determination of the compounds reporting unit exceeds the carrying amount by a sizable margin. We are able to conclude that there has been no impairment of the goodwill of the compounds reporting unit.

        Net income (loss) and earnings (loss) per share for the first quarter of 2002 and 2001, adjusted to include the non-amortization provisions of SFAS 142, net of tax, are as follows:

        (In thousands, except per share amounts)

Net income:

	Three months ended
	March 31 2002	March 31 2001
Reported net income (loss)	$608	$(6,640)
Goodwill amortization	—	396

Adjusted net income (loss)	$608	$(6,244)

Basic earnings (loss) per share:

	Three months ended
	March 31 2002	March 31 2001
Reported net income (loss)	$0.02	$(0.21)
Goodwill amortization	—	0.01

Adjusted net income (loss)	$0.02	$(0.20)

Diluted earnings (loss) per share:

	Three months ended
	March 31 2002	March 31 2001
Reported net income (loss)	$0.02	$(0.21)
Goodwill amortization	—	0.01

Adjusted net income (loss)	$0.02	$(0.20)

NOTE 4: COMPREHENSIVE INCOME (LOSS) INFORMATION

        The components of the ending balances of accumulated other comprehensive income are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

	March 31, 2002	Dec. 31, 2001
	(In thousands)
Cumulative interest rate swap valuation to market	$(1,621)	$(2,363)
Additional minimum pension liability	(552)	(552)

Accumulated other comprehensive income (loss)	$(2,173)	$(2,915)

The components of total comprehensive income (loss) are shown as follows:

Total comprehensive income

	Three months ended
	March 31, 2002	March 31, 2001
	(In thousands)
Net income (loss)	$608	$(6,640)
Other comprehensive income (loss):
Cumulative interest rate swap valuation to market, net of tax	742	(390)

Total comprehensive income (loss)	$1,350	$(7,030)

NOTE 5: INVENTORIES

        The major classes of inventories were as follows:

	March 31, 2002	December 31, 2001
	(In thousands)
Raw materials and supplies	$48,872	$51,236
Finished goods	27,301	24,883

	$76,173	$76,119

NOTE 6: SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Segment net sales:
Chlorovinyls	$214,766	$281,120
Aromatics	46,115	87,763

Net sales	$260,881	$368,883

Segment operating income:
Chlorovinyls	$18,064	$13,186
Aromatics	(851)	(3,496)
Corporate and general plant services	(3,399)	(4,975)

Total operating income	$13,814	$4,715

NOTE 7: EARNINGS PER SHARE

        There are no adjustments to "Net income" or "Income from continuing operations" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Weighted average common shares—basic	31,946	31,715
Effect of incremental shares from assumed conversions:
Options	141	—
Employee stock purchase plan rights	55	—

Weighted average common shares—diluted	32,142	31,715

NOTE 8: SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under our 10 3/8% senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly-owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries").

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2002
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$8,879	$10	$—	$8,889
Receivables, net	292,804	159,169	2,273	(296,080)	158,166
Inventories	—	76,173	—	—	76,173
Prepaid expenses	—	4,657	—	—	4,657
Deferred income taxes	—	6,679	—	—	6,679

Total current assets	292,804	255,557	2,283	(296,080)	254,564
Property, plant and equipment, net	263	555,824	—	—	556,087
Other assets	18,667	130,100	—	—	148,767
Investment in subsidiaries	145,855	2,275	—	(148,130)	—

Total assets	$457,589	$943,756	$2,283	$(444,210)	$959,418

Current portion of long-term debt	$—	$30,617	$—	$—	$30,617
Account payable	6,002	388,188	7	(296,080)	98,117
Interest payable	11,767	205	—	—	11,972
Accrued compensation	—	6,865	—	—	6,865
Other accrued liabilities	6,591	8,582	—	—	15,173
Total current liabilities	24,360	434,457	7	(296,080)	162,744
Long-term debt, net of current portion	336,581	243,256	—	—	579,837
Deferred income taxes	—	120,189	—	—	120,189
Stockholders' equity	96,648	145,854	2,276	(148,130)	96,648

Total liabilities and stockholders' equity	$457,589	$943,756	$2,283	$(444,210)	$959,418

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$0	$10,020	$10	$—	$10,030
Receivables, net	291,277	129,029	2,273	(294,719)	127,860
Inventories	—	76,119	—	—	76,119
Prepaid expenses	2,696	3,662	—	—	6,358
Deferred income taxes	—	7,097	—	—	7,097

Total current assets	293,973	225,927	2,283	(294,719)	227,464
Plant, property and equipment, net	287	568,161	—	—	568,448
Other assets	16,106	130,803	—	—	130,803
Investment in subsidiaries	140,108	2,275	—	(142,383)	—

Total Assets	$450,474	$927,166	$2,283	$(437,102)	$942,821

Current portion of long-term debt	$—	$38,677	$—	$—	$38,677
Accounts payable	5,979	361,718	6	(294,719)	72,984
Interest payable	4,894	52	—	—	4,946
Accrued compensation	—	6,379	—	—	6,379
Other accrued liabilities	6,909	10,009	—	—	16,918

Total current liabilities	17,782	415,196	6	(294,719)	139,904
Long-term debt, net of current portion	336,059	249,356	—	—	585,415
Deferred income taxes	—	120,868	—	—	120,868
Stockholders' equity	96,634	141,746	2,277	(142,383)	96,634

Total liabilities and stockholders' equity	$450,474	$927,166	$2,283	$(437,102)	$942,821

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended March 31, 2002
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$260,881	$—	$(2,595)	$260,881
Operating costs and expenses:
Cost of sales	—	235,628	—	—	235,628
Selling, general and administrative expenses	2,726	11,307	1	(2,595)	11,439

Total operating costs and expenses	2,726	246,935	1	(2,595)	247,067

Operating income	(131)	13,946	(1)	—	13,814
Other (expense) income:
Interest expense, net	(7,899)	(4,968)	—	—	(12,867)
Equity in (loss) income of subsidiaries	5,747	—	—	(5,747)	—

Income (loss) before taxes	(2,283)	8,978	(1)	(5,747)	947
Provision (benefit) for income taxes	(2,891)	3,230	—	—	339

Net income (loss)	$608	$5,748	$(1)	$(5,747)	$608

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended March 31, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$369,030	$1,942	$(4,684)	$368,883
Operating costs and expenses:
Cost of sales	—	351,527	—	—	351,527
Selling, general and administrative expenses	2,169	13,845	1,311	(4,684)	12,641

Total operating costs and expenses	2,169	365,372	1,311	(4,684)	364,168

Operating income	426	3,658	631	—	4,715
Other (expense) income:
Interest expense, net	(8,088)	(7,002)	—	—	(15,090)
Equity in (loss) income of subsidiaries	(1,736)	404	—	1,332	—

(Loss) income before taxes	(9,398)	(2,940)	631	1,332	(10,375)
(Benefit) provision for income taxes	(2,758)	(1,204)	227	—	(3,735)

Net (loss) income	$(6,640)	$(1,736)	$404	$1,332	$(6,640)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2002
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$608	$5,748	$(1)	$(5,747)	$608
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	324	16,952	—	—	17,276
Benefit from deferred income taxes	—	(262)	—	—	(262)
Tax benefit related to stock plans	215	—	—	—	215
Equity in loss (income) of subsidiaries	(5,747)	—	—	5,747	—
Change in operating assets, liabilities and Other	5,806	(5,481)	1	—	326

Net cash provided by (used in) operating activities	1,206	16,957	—	—	18,163

Cash flows from investing activities:
Capital expenditures	—	(3,939)	—	—	(3,939)

Cash flows from financing activities:
Long-term debt proceeds	522	—	—	—	522
Long-term debt payments	—	(14,159)	—	—	(14,159)
Proceeds from issuance of common stock	832	—	—	—	832
Dividends paid	(2,560)	—	—	—	(2,560)

Net cash (used in) provided by financing activities	(1,206)	(14,159)	—	—	(15,365)

Net change in cash and cash equivalents	—	(1,141)	—	—	(1,141)
Cash and cash equivalents at beginning of period	—	10,020	10	—	10,030

Cash and cash equivalents at end of period	$—	$8,879	$10	$—	$8,889

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(6,640)	$(1,736)	$404	$1,332	$(6,640)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	352	17,535	28	—	17,915
Benefit from deferred income taxes	—	(972)	—	—	(972)
Equity in loss (income) of subsidiaries	1,736	(404)	—	(1,332)	—
Change in operating assets, liabilities and Other	5,273	(30,628)	1,055	—	(24,300)

Net cash provided by (used in) operating activities	721	(16,205)	1,487	—	(13,997)

Cash flows from investing activities:
Capital expenditures	—	(8,656)	—	—	(8,656)
Dividends received from subsidiary	1,524	—	—	(1,524)	—

Net cash provided by (used in) investing activities	1,524	(8,656)	—	(1,524)	(8,656)

Cash flows from financing activities:
Long-term debt proceeds	281	26,450	—	—	26,731
Long-term debt payments	—	(785)	—	—	(785)
Proceeds from issuance of common stock	11	—	—	—	11
Dividends paid	(2,537)	—	(1,524)	1,524	(2,537)

Net cash (used in) provided by financing activities	(2,245)	25,665	(1,524)	1,524	23,420

Net change in cash and cash equivalents	—	804	(37)	—	767
Cash and cash equivalents at beginning of period	—	1,982	60	—	2,042

Cash and cash equivalents at end of period	$—	$2,786	$23	$—	$2,809

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

        Georgia Gulf manufactures and markets products through two highly integrated lines categorized into chlorovinyls and aromatic chemicals. Our primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds; our primary aromatic chemical products include cumene, phenol and acetone.

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

        Net Sales.    Net sales for the quarter ended March 31, 2002 were $260.9 million, a decrease of 29 percent compared to $368.9 million for the same period in 2001. This decrease was due to an 11 percent decrease in sales volumes and a decrease in the overall average selling price of 21 percent.

        Net sales of chlorovinyls for the first quarter of 2002 were $214.8 million, 24 percent lower than net sales for first quarter of 2001 of $281.1 million. This decrease was the result of a 4 percent decrease in sales volume and a 21 percent decrease in sales prices. The decrease in sales prices, when comparing the first quarter of 2002 to the first quarter of 2001, resulted from lowered pricing for vinyl resins and vinyl compounds as well as caustic soda.

        Net sales of aromatics for the first quarter of 2002 were $46.1 million, a decrease of 48 percent compared to $87.8 million for the same period in 2001. This decrease was the result of a 27 percent decrease in sales prices, primarily phenol, and 28 percent lower sales volumes, primarily cumene.

        Cost of Sales.    Cost of sales for the first quarter of 2002 was $235.6 million, a decrease of 33 percent compared to $351.5 million for the first quarter of 2001. The primary reason for this decrease was lower raw materials and energy costs. As a percentage of sales, cost of sales decreased to 90 percent in the first quarter of 2002 compared to 95 percent in the first quarter of 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $11.4 million for the three months ended March 31, 2002, a decrease of 10 percent from $12.6 million for the same period in 2001. This decrease is primarily attributable to lower legal and professional fees, which more than offset an increase in accrued management incentives.

        Operating Income.    We had operating income in the first quarter of 2002 of $13.8 million compared to $4.7 million in the first quarter of 2001. The greater operating income is largely the result of improved vinyl resins shipments, lower raw materials costs and lower energy costs. The cessation of goodwill amortization improved operating income for the first quarter of 2002 by $0.6 million.

        Our chlorovinyls operating profit for the first quarter of 2002 was $18.1 million, an increase of 37 percent compared to $13.2 million for the same period in 2001. The most significant factors in this increase were greater sales volumes for vinyl resins and VCM coupled with lower energy costs and raw material costs that more than offset lower caustic soda selling prices.

        Our aromatics operating loss for the first quarter of 2002 was $0.9 million, which was an improvement when compared to an operating loss of $3.5 million in the first quarter of 2001. Lower raw materials costs and energy costs were able to largely compensate for the lower sales volumes and prices.

        Net Interest Expense.    Interest expense decreased to $12.9 million for the quarter ended March 31, 2002 compared with $15.1 million for the same period in 2001. This decrease was primarily attributable to the lower debt balance, as a result of a repayment of $47.8 million of debt, and lower interest rates.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $0.3 million for the first quarter of 2002 compared to a benefit from taxes of $3.7 million for the first quarter of 2001. Our effective tax rate was 36 percent for both quarters.

        Net Income (loss).    Net income for the first quarter of 2002 was $0.6 million compared to a net loss of $6.6 million in the first quarter of 2001. This was due to the factors discussed above. The cessation of goodwill amortization improved net income for the first three months of 2002 by $0.4 million, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

        For the three months ended March 31, 2002, we generated $18.2 million in cash from operating activities as compared to using $14.0 million in cash flow during the same period in 2001. The major source of cash flow for the first quarter of 2002 was the non-cash provision of $17.3 million for depreciation and amortization. Total working capital at March 31, 2002 was $91.8 million versus $87.6 million at December 31, 2001. Significant changes in working capital for the first quarter of 2002 included an increase in receivables, a decrease in the current portion of long-term debt, an increase in interest payable and an increase in accounts payable. Trade receivables increased as a result of increased sales. The increase in accounts payable was attributable to the timing of certain payments.

        Debt decreased by $13.6 million during the three months ended March 31, 2002 to $610.5 million. As of March 31, 2002, we had availability to borrow an additional $86.8 million under the revolving credit facility. Capital expenditures for the quarter ended March 31, 2002 were $3.9 million as compared to $8.7 million for the same 2001 period. Capital expenditures for 2002 are being directed toward normal repairs and maintenance, certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2002 will approximate $25 million.

        We declared a dividend of $0.08 per share or $2.6 million during the first quarter of 2002.

        Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $8.9 million, and the availability to borrow an additional $86.8 million under the revolving credit facility, at March 31, 2002, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if the economic recovery does not continue as we anticipate during the remainder of the year, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future.

        Georgia Gulf Corporation conducts its business operations through its wholly owned subsidiaries as reflected in the consolidated financial statements. As Georgia Gulf Corporation is essentially a holding company, it must rely on distributions, loans and other intercompany cash flows from its wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of its existing debt. Provisions in the senior credit facility limit payments of dividends, distributions, loans or advances to Georgia Gulf Corporation by its subsidiaries.

OUTLOOK

        Price increases in the first and second quarter for vinyl resins should help mitigate the impact of potentially lower aromatics volumes and rising raw materials costs and energy costs in the second quarter. The current economic forecast is for the economy to recover in the last half of this year, and if this occurs, we expect to see improved demand for our products.

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

  •
  changes in the industries to which our products are sold;

  •
  availability and pricing of raw materials;

  •
  technological changes affecting production;

  •
  difficulty in plant operations and product transportation;

  •
  governmental and environmental regulations; and

  •
  other unforeseen circumstances, including terrorist acts.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of certain market risks related to Georgia Gulf, see Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant developments with respect to our exposure to market risk except for the change in the fair value of interest rate swaps disclosed in Note 4 to the financial statements included herein.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        We are involved in certain legal proceedings that are described in our 2001 Annual Report on Form 10-K. During the three months ended March 31, 2002, there were no material changes or developments in the status of those legal proceedings that have not been previously disclosed in our 2001 Annual Report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.

  a)
  No exhibits are required to be filed as part of this Form 10-Q.

  b)
  No reports on Form 8-K were filed with Securities and Exchange Commission during the first quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date May 9, 2002
/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date May 9, 2002
/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.