Form 10-Q
period 2002-06-30
GEORGIA GULF CORP /DE/
filed 2002-08-13
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002
Common Stock, $0.01 par value	32,118,258 shares

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2002

INDEX

ii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$8,320	$10,030
Receivables, net of allowance for doubtful accounts of $2,407 in 2002 and $2,407 in 2001	157,607	127,860
Inventories	80,996	76,119
Prepaid expenses	7,137	6,358
Deferred income taxes	6,440	7,097

Total current assets	260,500	227,464
Property, plant and equipment, net	544,631	568,448
Goodwill	77,720	77,720
Other assets	70,192	69,189

Total assets	$953,043	$942,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$18,030	$38,677
Accounts payable	113,776	72,984
Interest payable	5,087	4,946
Accrued compensation	8,672	6,379
Other accrued liabilities	17,947	16,918

Total current liabilities	163,512	139,904
Long-term debt, net of current portion	564,910	585,415
Deferred income taxes	125,467	120,868
Stockholders' equity	99,154	96,634

Total liabilities and stockholders' equity	$953,043	$942,821

Common shares outstanding	32,109	31,915

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$308,509	$337,396	$569,390	$706,279
Operating costs and expenses
Cost of sales	280,550	316,674	516,179	668,201
Selling, general and administrative expenses	9,096	10,962	20,534	23,604

Total operating costs and expenses	289,646	327,636	536,713	691,805

Operating income	18,863	9,760	32,677	14,474
Interest, net	12,879	14,291	25,747	29,380

Income (loss) before income taxes	5,984	(4,531)	6,930	(14,906)
Provision (benefit) for income taxes	2,155	(1,629)	2,494	(5,364)

Net income (loss)	3,829	(2,902)	4,436	(9,542)

Earnings (loss) per share:
Basic	$.12	$(.09)	$.14	$(.30)
Diluted	$.12	$(.09)	$.14	$(.30)
Weighted average common shares:
Basic	31,981	31,715	31,956	31,715
Diluted	32,143	31,715	32,171	31,715

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$4,436	$(9,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,479	35,942
Provision for deferred income taxes	5,256	5,000
Tax benefit related to stock plans	355	—
Change in operating assets, liabilities and other	7,316	(15,346)

Net cash provided by operating activities	51,842	16,054

Cash flows from investing activities:
Capital expenditures	(8,534)	(13,590)

Cash flows from financing activities:
Long-term debt proceeds	6,022	8,969
Long-term debt payments	(47,172)	(3,788)
Proceeds from issuance of common stock	1,259	11
Dividends paid	(5,127)	(5,074)

Net cash (used in) provided by financing activities	(45,018)	118

Net change in cash and cash equivalents	(1,710)	2,582
Cash and cash equivalents at beginning of period	10,030	2,042

Cash and cash equivalents at end of period	$8,320	$4,624

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

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

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. We will adopt SFAS No. 146 on January 1, 2003. Management is in the process of evaluating the effect of the adoption of this new accounting pronouncement on our consolidated financial statements.

NOTE 3: GOODWILL

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

        Impairment testing for goodwill is done at a reporting unit level. Currently, we have identified three reporting units (electrovinyls, compounds, and aromatic chemicals) under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

        As of January 1, 2002, the carrying value of goodwill was $77.7 million. All $77.7 million in goodwill is assigned to the compounds reporting unit. We performed the goodwill impairment test subsequent to the end of the first quarter of 2002 by comparing the carrying value of the compounds reporting unit (as of December 31, 2001) to fair value and concluded that there has been no impairment of the goodwill of the compounds reporting unit.

        Our assessment of goodwill is based on the requirements of SFAS No. 142 which requires management to estimate the fair value of the company. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events could cause us to conclude that impairment indicators exist and that the carrying value of these assets cannot be recovered.

        Net income (loss) and earnings (loss) per share for the first quarter of 2002 and 2001, adjusted to include the non-amortization provisions of SFAS 142, net of tax, are as follows:

        (In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income (loss):
Reported net income (loss)	$3,829	$(2,902)	$4,436	$(9,542)
Goodwill amortization	—	396	—	792

Adjusted net income (loss)	$3,829	$(2,506)	$4,436	$(8,750)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Basic earnings (loss) per share:
Reported net income (loss)	$0.12	$(0.09)	$0.14	$(0.30)
Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss)	$0.12	$(0.08)	$0.14	$(0.28)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Diluted earnings (loss) per share:
Reported net income (loss)	$0.12	$(0.09)	$0.014	$(0.30)
Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss)	$0.12	$(0.08)	$0.14	$(0.28)

NOTE 4: COMPREHENSIVE INCOME (LOSS) INFORMATION

        The components of the ending balances of accumulated other comprehensive income are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

	June 30, 2002	December 31, 2001
	(In thousands)
Cumulative interest rate swap valuation to market	$(1,195)	$(2,363)
Additional minimum pension liability	(552)	(552)

Accumulated other comprehensive income (loss)	$(1,747)	$(2,915)

        The components of total comprehensive income (loss) are shown as follows:

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands)
Total comprehensive income
Net income (loss)	$3,829	$(2,902)	$4,436	$(9,542)
Other comprehensive income (loss):
Cumulative interest rate swap valuation to market, net of tax	426	28	1,168	(1,716)

Total comprehensive income (loss)	$4,255	$(2,874)	$5,604	$(11,258)

NOTE 5: INVENTORIES

        The major classes of inventories were as follows:

	June 30, 2002	December 31, 2001
	(In thousands)
Raw materials and supplies	$34,787	$24,883
Finished goods	46,209	51,236

	$80,996	$76,119

NOTE 6: CONTINGENCIES

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

        Following the above removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but three worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the three worker plaintiffs are ongoing.

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

        In July 2001, the Administrative Law Judge assigned to the case consolidated the case with a case the EPA had asserted against CONDEA Vista Company (now Sasol North America Inc.) involving common issues of law and fact. A case management order has been issued and the EPA has filed its prehearing exchange. Procedural motions relating to the prehearing exchange are pending. We believe the EPA's allegations are without merit. In addition to the administrative actions, we are participating in ongoing settlement discussions with the EPA. Under the terms of the asset purchase agreement by which we acquired the Lake Charles VCM plant from CONDEA Vista, we have notified CONDEA Vista of our claim that these potential penalties are properly the responsibility of CONDEA Vista, and we have requested indemnity from CONDEA Vista. We have not received a response to this request.

        In July 2002, Georgia Gulf Chemicals and Vinyls LLC reached agreement with the Louisiana Department of Environmental Quality settling alleged noncompliance issues concerning air and water quality provisions of the Louisiana Environmental Quality Act. This agreement is subject to further regulatory approval. The majority of the issues settled were related to failure to fully monitor equipment as required by leak detection and repair regulations and releases in excess of permitted quantities under air and water regulations and applicable permits. Under the terms of the agreement, we will install new capital equipment at an estimated cost of $700,000 at our Plaquemine facility to reduce air emissions within about one year of the finalization of the agreement. We will also pay $400,000 to the Department in four quarterly installments and contribute a total of $275,000 to several local entities to fund beneficial environmental projects over the next year.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

NOTE 7: SEGMENT INFORMATION

        We have identified two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization that we use for internal reporting. The chlorovinyls segment is a highly integrated chain of products that includes chlorine, caustic soda, vinyl chloride monomer and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone.

        Earnings of each segment exclude interest income and expense, unallocated corporate expenses and general plant services, and provision (benefit) for income taxes. Intersegment sales and transfers are insignificant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Segment net sales:
Chlorovinyls	$256,653	$279,254	$471,420	$560,373
Aromatics	51,856	58,142	97,970	145,906

Net sales	$308,509	$337,396	$569,390	$706,279

Segment operating income:
Chlorovinyls	$25,221	$19,392	$43,285	$32,578
Aromatics	(5,380)	(5,653)	(6,231)	(9,148)
Corporate and general plant services	(978)	(3,979)	(4,377)	(8,956)

Total operating income	$18,863	$9,760	$32,677	$14,474

NOTE 8: EARNINGS PER SHARE

        There are no adjustments to "Net income (loss)" or "Income (loss) before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Weighted average common shares—basic	31,981	31,715	31,956	31,715
Plus incremental shares from assumed conversions:
Options	96	—	153	—
Employee stock purchase plan rights	66	—	62	—

Weighted average common shares—diluted	32,143	31,715	32,171	31,715

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

        In connection with the acquisition of the vinyls business from CONDEA Vista on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly-owned subsidiary Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$8,317	$3	$—	$8,320
Receivables, net	272,085	158,651	2,273	(275,402)	157,607
Inventories	—	80,996	—	—	80,996
Prepaid expenses	—	7,137	—	—	7,137
Deferred income taxes	—	6,440	—	—	6,440

Total current assets	272,085	261,541	2,276	(275,402)	260,500
Property, plant and equipment	240	544,391	—	—	544,631
Other assets	18,528	129,384	—	—	147,912
Investment in subsidiaries	154,583	2,275	—	(156,858)	—

Total assets	$445,436	$937,591	$2,276	$(432,260)	$953,043

Current portion of long-term debt	$—	$18,030	$—	$—	$18,030
Account payable	6,009	383,168	1	(275,402)	113,776
Interest payable	4,942	145	—	—	5,087
Accrued compensation	—	8,672	—	—	8,672
Other accrued liabilities	6,752	11,195	—	—	17,947

Total current liabilities	17,703	421,210	1	(275,402)	163,512
Long-term debt, net of current portion	328,580	236,330	—	—	564,910
Deferred income taxes	—	125,467	—	—	125,467
Stockholders' equity	99,153	154,583	2,275	(156,858)	99,154

Total liabilities and stockholders' equity	$445,436	$937,591	$2,276	$(432,260)	$953,043

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2001
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$10,020	$10	$—	$10,030
Receivables, net	291,277	129,029	2,273	(294,719)	127,860
Inventories	—	76,119	—	—	76,119
Prepaid expenses	2,696	3,662	—	—	6,358
Deferred income taxes	—	7,097	—	—	7,097

Total current assets	293,973	225,927	2,283	(294,719)	227,464
Property, plant and equipment, net	287	568,161	—	—	568,448
Other assets	16,106	130,803	—	—	146,909
Investment in subsidiaries	140,108	2,275	—	(142,383)	—

Total assets	$450,474	$927,166	$2,283	$(437,102)	$942,821

Current portion of long-term debt	$—	$38,677	$—	$—	$38,677
Accounts payable	5,979	360,079	6	(294,719)	72,984
Interest payable	4,894	52	—	—	4,946
Accrued compensation	—	6,379	—	—	6,379
Other accrued liabilities	6,909	10,009	—	—	16,918

Total current liabilities	17,782	415,196	6	(294,719)	139,904
Long-term debt, net of current portion	336,059	249,356	—	—	585,415
Deferred income taxes	—	120,868	—	—	120,868
Stockholders' equity	96,634	141,746	2,277	(142,383)	96,634

Total liabilities and stockholders' equity	$450,474	$927,166	$2,283	$(437,102)	$942,821

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$308,509	$—	$(2,595)	$308,509
Operating costs and expenses:
Cost of sales	—	280,550	—	—	280,550
Selling, general and administrative expenses	2,479	9,211	1	(2,595)	9,096

Total operating costs and expenses	2,479	289,761	1	(2,595)	289,646

Operating income (loss)	116	18,748	(1)	—	18,863
Other income (expense):
Interest expense, net	(7,771)	(5,108)	—	—	(12,779)
Equity in income (loss) of subsidiaries	8,728	—	—	(8,728)	—

Income (loss) before taxes	1,073	13,640	(1)	(8,728)	5,984
Provision (benefit) for income taxes	(2,756)	4,911	—	—	2,155

Net income (loss)	$3,829	$8,729	$(1)	$(8,728)	$3,829

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,190	$569,390	$—	$(5,190)	$569,390
Operating costs and expenses:
Cost of sales	—	516,179	—	—	516,179
Selling, general and administrative expenses	5,205	20,517	2	(5,190)	20,534

Total operating costs and expenses	5,205	536,696	2	(5,190)	536,713

Operating income	(15)	32,694	(2)	—	32,677
Other income (expense):
Interest expense, net	(15,671)	(10,076)	—	—	(25,747)
Equity in income (loss) of subsidiaries	14,475	—	—	(14,475)	—

Income (loss) before taxes	(1,211)	22,618	(2)	(14,475)	6,930
Provision (benefit) for income taxes	(5,647)	8,141	—	—	2,494

Net income (loss)	$4,436	$14,477	$(2)	$(14,475)	$4,436

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2001
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$337,534	$1,423	$(4,156)	$337,396
Operating costs and expenses:
Cost of sales	—	316,674	—	—	316,674
Selling, general and administrative expenses	2,277	11,799	1,042	(4,156)	10,962

Total operating costs and expenses	2,277	328,473	1,042	(4,156)	327,636

Operating income	318	9,061	381	—	9,760
Other (expense) income:
Interest expense, net	(8,072)	(6,219)	—	—	(14,291)
Equity in (loss) income of subsidiaries	2,061	255	—	(2,316)	—

(Loss) income before taxes	(5,693)	3,097	381	(2,316)	(4,531)
(Benefit) provision for income taxes	(2,791)	1,019	143	—	(1,629)

Net (loss) income	$(2,902)	$2,078	$238	$(2,316)	$(2,902)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2001
(In thousands)
(Unaudited)

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,436	$14,477	$(2)	$(14,475)	$4,436
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	650	33,829	—	—	34,479
Provision for deferred income taxes	—	5,256	—		5,256
Equity in net income of subsidiaries	(14,475)	—	—	14,475	—
Tax benefit related to stock plans	355	—	—	—	355
Change in operating assets, liabilities and other	20,380	(13,059)	(5)	—	7,316

Net cash provided by (used in) continuing operations	11,346	40,503	(7)	—	51,842

Cash flows from investing activities:
Capital expenditures	—	(8,534)	—	—	(8,534)

Cash flows from financing activities:
Long-term debt proceeds	522	5,500	—	—	6,022
Long-term debt payments	(8,000)	(39,172)	—	—	(47,172)
Proceeds from issuance of common stock	1,259	—	—	—	1,259
Dividends paid	(5,127)	—	—	—	(5,127)

Net cash used in financing activities	(11,346)	(33,672)	—	—	(45,018)

Net change in cash and cash equivalents	—	(1,703)	(7)	—	(1,710)
Cash and cash equivalents at beginning of period	—	10,020	10	—	10,030

Cash and cash equivalents at end of period	$—	$8,317	$3	$—	$8,320

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2001
(In thousands)
(Unaudited)

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

NOTE 10: SUBSEQUENT EVENTS

        On August 9, 2002, we entered into an Amended and Restated Credit Agreement ("the Amendment") dated as of August 9, 2002, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000, and Amendment No. 2 dated as of June 30, 2001. The Amendment creates a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan, which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and matures May 12, 2007 or May 12, 2009 if the $100 million 7 5/8% senior notes and the $200 million 10 3/8% senior subordinated notes are refinanced and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. We were required to pay an arrangement fee equal to .375 percent of the Tranche C Term Loan and an amendment fee equal to .10 percent of the revolving facility.

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

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

        Net Sales.    Net sales for the quarter ended June 30, 2002 were $308.5 million, a decrease of 9 percent compared to $337.4 million for the same period in 2001. This decrease was due to a lower overall average selling price of 9 percent, largely attributable to the vinyls business. Sales volumes for the quarter were relatively flat.

        Net sales of chlorovinyls for the second quarter of 2002 were $256.7 million, 8 percent lower than net sales for the second quarter of 2001 of $279.3 million. This reduction was the result of a 9 percent decrease in sales prices on relatively flat volumes. The lower sales prices were largely attributable to caustic soda and vinyl resins. Vinyl resin's sales volume increase of 49 percent was offset by decreases in VCM and caustic soda.

        Net sales of aromatics for the second quarter of 2002 were $51.9 million, a decrease of 11 percent compared to $58.1 million for the same period in 2001. This decrease was mainly a result of a 10 percent drop in sales prices. Sales volumes for aromatics were also relatively flat.

        Cost of Sales.    Cost of sales for the second quarter of 2002 was $280.6 million, a decrease of 11 percent compared to $316.7 million for the second quarter of 2001. The primary reasons for this decrease were lower prices for ethylene and natural gas. As a percentage of sales, cost of sales decreased to 91 percent in the second quarter of 2002 compared to 94 percent in the second quarter of 2001. This decrease reflected lower prices for ethylene and natural gas.

        Selling and Administrative Expenses.    Selling and administrative expenses were $9.1 million for the three months ended June 30, 2002, a decrease of 17 percent from the same period in 2001. This decrease is primarily attributable to the benefit from a lawsuit recovery of approximately $1.7 million.

        Operating Income.    Operating income in the second quarter of 2002 was $18.9 million, an increase of 93 percent compared to $9.8 million in the second quarter of 2001. This increase was the result of greater operating income in chlorovinyls and a decreased operating loss in aromatics. As a percentage of net sales, operating profit increased to 6 percent of net sales in the second quarter of 2002 compared to 3 percent for the same period in 2001. This increase in operating profit as a percentage of net sales was the result of higher sales volumes and lower raw materials costs for vinyl resins which, together with lower natural gas costs, more than offset lower sales prices for most products.

        Our chlorovinyls operating profit for the second quarter of 2002 was $25.2 million, an increase of 30 percent compared to $19.4 million for the same period in 2001. The most significant factors in this increase are the higher sales volumes for vinyl resins and compounds which, together with lower ethylene and natural gas costs, more than offset lower sales prices for vinyl resins and caustic soda.

        Our aromatics operating loss for the second quarter of 2002 was $5.4 million, a decrease of 5 percent compared to an operating loss of $5.7 million in the second quarter 2001. Although sales prices decreased more than raw materials costs, production costs were lower as a result of the temporary shutdown of the Pasadena phenol plant.

        Net Interest Expense.    Interest expense decreased to $12.9 million for the quarter ended June 30, 2002 compared with $14.3 million for the same period in 2001. This decrease was primarily attributable to lower long-term debt balances and lower interest rates.

        Provision (benefit) for Income Taxes.    The provision for income taxes was $2.2 million for the second quarter of 2002 compared to a benefit of $1.6 million for the second quarter of 2001. The provision for income taxes was primarily attributable to the net income generated for the quarter compared to a net loss for the same period in 2001. Our effective tax rate was 36 percent for both quarters.

        Net Income (loss).    Net income for the three months ended June 30, 2002 was $3.8 million, compared to a net loss of $2.9 million for the three months ended June 30, 2001. This was due to the factors discussed above.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

        Net Sales.    For the six months ended June 30, 2002, net sales were $569.4 million, a decrease of 19 percent compared to $706.3 million for the same period in 2001. This decrease was due to a 5 percent decrease in sales volumes and 15 percent lower overall average selling prices, the most significant of which were vinyl resins and caustic soda.

        For the six months ended June 30, 2002 and June 30, 2001, no single customer accounted for more than 10 percent of our sales on a consolidated basis.

        Net sales of chlorovinyls for the first half of 2002 were $471.4 million, 16 percent lower than net sales for first half of 2001 of $560.4 million. This decrease was due primarily to lower average selling prices for vinyl resins and caustic soda.

        Net sales of aromatics for the first half of 2002 were $98.0 million, a decrease of 33 percent compared to $145.9 million for the same period in 2001. This decrease was primarily the result of a 17 percent decrease in sales volumes and a 19 percent decrease in average selling prices.

        Cost of Sales.    Cost of sales for the first half of 2002 was $516.2 million; a decrease of 23 percent compared to $668.2 million for the first half of 2001. The primary reasons for this decrease were lower prices for energy and ethylene. As a percentage of sales, cost of sales decreased to 91 percent in the first half of 2002 compared to 95 percent in the first half of 2001. This decrease reflected lower prices for energy and ethylene.

        Selling and Administrative Expenses.    Selling and administrative expenses were $20.5 million for the six months ended June 30, 2002, a decrease of 13 percent from the same period in 2001. This decrease is primarily attributable to the benefit from a lawsuit recovery of approximately $1.7 million in 2002.

        Operating Income.    Operating income in the first six months of 2002 was $32.7 million, an increase of 126 percent compared to $14.5 million in the first six months of 2001. Higher operating income in chlorovinyls was the primary factor in the increase. As a percentage of net sales, operating profit increased to 6 percent of net sales in the first six months of 2002 compared to 2 percent for the same period in 2001 as a result of decreased energy costs and raw materials costs and increased vinyl resins sales volume outpacing decreases in average sales prices.

        Our chlorovinyls operating profit for the first six months of 2002 was $43.3 million, an increase of 33 percent compared to $32.6 million for the same period in 2001. The most significant factors in this increase are decreases in ethylene and natural gas costs and an increase in vinyl sales volumes, which more than offset lower prices for all products, most significantly for vinyl resins and caustic soda.

        Our aromatics operating loss for the first six months of 2002 was $6.2 million, a $2.9 million improvement compared to an operating loss of $9.1 million in the first six months of 2001. This improvement was a result of lower aromatics raw materials and natural gas costs and lower production costs as a result of the temporary shutdown of the Pasadena phenol plant, which were partially offset by lower aromatics sales prices.

        Net Interest Expense.    Interest expense for the first half of 2002 was $25.7 million compared with $29.4 million for the same period in 2001. This decrease was primarily attributable to lower overall debt balances and lower interest rates.

        Provision (benefit) for Income Taxes.    The provision for income taxes was $2.5 million for the first six months of 2002 compared to a benefit of $5.4 million for the same period of 2001. The provision for income taxes was primarily attributable to the net income generated for the first half of 2002 compared to a net loss generated for the first six months of 2001.

        Net Income (loss).    Net income for the first half of 2002 was $4.4 million, a $14.0 million improvement over the first half of 2001. This was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 2002, we generated $51.8 million in cash flow from operating activities as compared to $16.0 million generated during the same period in 2001. The major sources of cash flow for the first half of 2002 were net income of $4.4 million, the non-cash provision of $34.5 million for depreciation and amortization, and the provision for deferred income taxes of $5.3 million. Total working capital at June 30, 2002 was $97.0 million versus $87.6 million at December 31, 2001. Significant changes in working capital for the first half of 2002 included an increase in accounts receivable, higher inventories and an increase in accounts payable. The increase in accounts receivable was primarily attributable to the increase in net sales during the six months ended June 30, 2002. Inventories increased as a result of higher raw materials prices. Increases in accounts payable were attributable to the timing of certain payments and higher trade payable balances related to increased raw materials prices. The key factors in the decrease in working capital for the first half of 2001 were a decrease in accounts receivable due to a decrease in net sales and lower inventory values as a result of lower raw materials prices and quantities.

        Debt decreased by $41.2 million during the six months ended June 30, 2002 to $582.9 million. As of June 30, 2002, we had availability to borrow an additional $81.3 million under the revolving credit facility. Capital expenditures for the six months ended June 30, 2002 were $8.5 million as compared to $13.6 million for the same 2001 period. Capital expenditures for 2002 are being directed toward certain environmental projects and increased efficiency of existing operations. We estimate total capital expenditures for 2002 will be less than $25 million.

        We declared dividends of $0.16 per share or $5.1 million during the first six months of 2002.

        On August 9, 2002, we entered into an Amended and Restated Credit Agreement ("the Amendment") dated as of August 9, 2002, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000, and Amendment No. 2 dated as of June 30, 2001. The Amendment creates a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and matures May 12, 2007 or May 12, 2009 if the $100 million 7 5/8% senior notes and the $200 million 10 3/8% senior subordinated notes are refinanced and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. We were required to pay an arrangement fee equal to .375 percent of the sum of the Tranche C Term Loan and an amendment fee equal to .10 percent of the revolving facility.

        Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $8.3 million, and the availability to borrow an additional $81.3 million under the revolving credit facility, at June 30, 2002, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if the economic recovery does not continue as we anticipate, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future.

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

OUTLOOK

        Prices and volumes increased from the first quarter to the second quarter for vinyl resins, which helped mitigate the impact of the deterioration in aromatics sales. While energy prices rose in the second quarter, they have trended lower early in the third quarter. As we enter the third quarter, we anticipate the continued improvement in chlorovinyls will more than offset the continued losses in aromatics. The current economic forecast is for the economy to continue to recover. Should this occur, we expect that our third quarter earnings will be positively impacted when compared to the second quarter.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        In July 2002, Georgia Gulf Chemicals and Vinyls LLC reached agreement with the Louisiana Department of Environmental Quality settling alleged noncompliance issues concerning air and water quality provisions of the Louisiana Environmental Quality Act. This agreement is subject to further regulatory approval. The majority of the issues settled were related to failure to fully monitor equipment as required by leak detection and repair regulations and releases in excess of permitted quantities under air and water regulations and applicable permits. Under the terms of the agreement, we will install new capital equipment at an estimated cost of $700,000 at our Plaquemine facility to reduce air emissions within about one year of the finalization of the agreement. We will also pay $400,000 to the Department in four quarterly installments and contribute a total of $275,000 to several local entities to fund beneficial environmental projects over the next year.

        In addition, we are involved in certain legal proceedings that are described in our 2001 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the period ending March 31, 2002. During the three months ended June 30, 2002, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2001 Annual Report on Form 10-K or in our quarterly report on Form 10-Q for the period ending March 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held May 21, 2002 in Atlanta, Georgia for the following purposes: (i) to elect three directors to serve for a term of three years; (ii) to consider and take action upon the approval and adoption of the 2002 Equity and Performance Incentive Plan.

        The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or abstentions
John E. Akitt	29,694,541	523,750	0
Ruth I. Dreessen	29,696,268	522,023	0
Charles T. Harris	29,698,844	519,447	0

        In addition, the terms of the following directors continued after the meeting:

Edward A. Schmitt (Chairman of the Board of Directors)
Jerry R. Satrum
John D. Bryan
Dennis M. Chorba
Patrick J. Fleming

The approval and adoption of the 2002 Equity and Performance Incentive Plan was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
25,042,527	5,158,224	17,539	0

Item 6. Exhibits and Reports on Form 8-K.

        a) Exhibits

10.1	Amended and Restated Credit Agreement dated as of August 9, 2002, amending the Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000 and Amendment No. 2 dated as of June 30, 2001, among Georgia Gulf Corporation, the Eligible Subsidiaries party thereto, the Lenders party thereto and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b) The following Current Report on Form 8-K was filed during the second quarter of 2002:

  Current Report on Form 8-K dated and filed on May 21, 2002, for the purpose of reporting, under Item 4, Georgia Gulf's change in certifying accountant from Arthur Andersen LLP to Deloitte & Touche LLP.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date August 13, 2002	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date August 13, 2002	/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data) (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet June 30, 2002 (In thousands) (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet December 31, 2001 (In thousands)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Three Months Ended June 30, 2002 (In thousands) (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Six Months Ended June 30, 2002 (In thousands) (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Three Months Ended June 30, 2001 (In thousands) (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Six Months Ended June 30, 2001 (In thousands) (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2002 (In thousands) (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2001 (In thousands) (Unaudited)
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
OUTLOOK
FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES