Form 10-Q
period 2002-09-30
GEORGIA GULF CORP /DE/
filed 2002-11-14
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002
Common Stock, $0.01 par value	32,139,225 shares

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$9,947	$10,030
Receivables, net of allowance for doubtful accounts of $2,407 in 2002 and $2,407 in 2001	160,338	127,860
Inventories	100,043	76,119
Prepaid expenses	14,922	6,358
Deferred income taxes	5,768	7,097

Total current assets	291,018	227,464
Property, plant and equipment, net	532,038	568,448
Goodwill	77,720	77,720
Other assets	78,732	69,189

Total assets	$979,508	$942,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$3,000	$38,677
Accounts payable	110,582	72,984
Interest payable	12,163	4,946
Accrued compensation	10,850	6,379
Other accrued liabilities	25,251	16,918

Total current liabilities	161,846	139,904
Long-term debt, net of current portion	575,330	585,415
Deferred income taxes	126,900	120,868
Stockholders' equity	115,432	96,634

Total liabilities and stockholders' equity	$979,508	$942,821

Common shares outstanding	32,136	31,915

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$342,594	$267,408	$911,984	$973,687
Operating costs and expenses
Cost of sales	289,809	238,163	805,988	906,363
Selling, general and administrative expenses	13,040	10,854	33,574	34,458

Total operating costs and expenses	302,849	249,017	839,562	940,821

Operating income	39,745	18,391	72,422	32,866
Interest, net	13,082	14,489	38,829	43,870

Income (loss) before income taxes	26,663	3,902	33,593	(11,004)
Provision (benefit) for income taxes	9,597	1,405	12,091	(3,959)

Net income (loss)	$17,066	$2,497	$21,502	$(7,045)

Earnings (loss) per share:
Basic	$0.53	$0.08	$0.67	$(0.22)
Diluted	$0.53	$0.08	$0.67	$(0.22)
Weighted average common shares:
Basic	32,009	31,715	31,974	31,715
Diluted	32,278	31,757	32,220	31,715

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$21,502	$(7,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,700	54,264
Provision for deferred income taxes	7,360	7,190
Tax benefit related to stock plans	513	—
Change in operating assets, liabilities and other	(16,317)	(21,841)

Net cash provided by operating activities	64,758	32,568

Cash flows from investing activities:
Capital expenditures	(13,064)	(15,691)

Cash flows from financing activities:
Long-term debt proceeds	256,022	85,713
Long-term debt payments	(301,782)	(91,791)
Proceeds from issuance of common stock	1,681	11
Dividends paid	(7,698)	(7,611)

Net cash used in financing activities	(51,777)	(13,678)

Net change in cash and cash equivalents	(83)	3,199
Cash and cash equivalents at beginning of period	10,030	2,042

Cash and cash equivalents at end of period	$9,947	$5,241

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, while under EITF Issue No. 94-3 it was recognized at the date of an entity's commitment to an exit plan. We will adopt SFAS No. 146 on January 1, 2003. Management does not believe the adoption of SFAS No. 146 will have a material effect on our consolidated financial statements.

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

        Impairment testing for goodwill is done at a reporting unit level. Currently, we have identified three reporting units (electrovinyls, compounds, and aromatic chemicals) under the criteria set forth by

SFAS No. 142. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life.

        As of January 1, 2002, the carrying value of goodwill was $77.7 million. All $77.7 million in goodwill is assigned to the compounds reporting unit. We performed the goodwill impairment test subsequent to the end of the first quarter of 2002 by comparing the carrying value of the compounds reporting unit (as of January 1, 2002) to fair value and concluded that there has been no impairment of the goodwill of the compounds reporting unit.

        Our assessment of goodwill is based on the requirements of SFAS No.142 which requires management to estimate the fair value of the company. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events could cause us to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

        Net income (loss) and earnings (loss) per share, adjusted to include the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

        (In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss):
Reported net income (loss)	$17,066	$2,497	$21,502	$(7,045)
Goodwill amortization	—	396	—	1,188

Adjusted net income (loss)	$17,066	$2,893	$21,502	$(5,857)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Basic earnings (loss) per share:
Reported net income (loss)	$0.53	$0.08	$0.67	$(0.22)
Goodwill amortization	—	0.01	—	0.04

Adjusted net income (loss)	$0.53	$0.09	$0.67	$(0.18)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Diluted earnings (loss) per share:
Reported net income (loss)	$0.53	$0.08	$0.067	$(0.22)
Goodwill amortization	—	0.01	—	0.04

Adjusted net income (loss)	$0.53	$0.09	$0.67	$(0.18)

NOTE 4: COMPREHENSIVE INCOME (LOSS) INFORMATION

        The components of the ending balances of accumulated other comprehensive income are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

	September 30, 2002	December 31, 2001
	(In thousands)
Cumulative interest rate swap valuation to market	$—	$(2,363)
Additional minimum pension liability	(552)	(552)

Accumulated other comprehensive income (loss)	$(552)	$(2,915)

        The components of total comprehensive income (loss) are shown as follows:

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(In thousands)
Total comprehensive income
Net income (loss)	$17,066	$2,497	$21,502	$(7,045)
Other comprehensive income (loss), net of tax:
Reclassification adjustment—interest rate swap	1,195	(930)	2,363	(2,646)

Total comprehensive income (loss)	$18,261	$1,567	$23,865	$(9,691)

        As discussed in Note 10, we amended our Senior Credit Agreement on August 9, 2002. This amendment created a new tranche C term loan that was used to repay our existing tranche A and tranche B loans. We had entered into, in November 2000, an interest rate swap agreement for a notional amount of $100 million that was designated as a cash flow hedge to effectively convert a portion of the tranche B term loan to a fixed rate basis. Under the terms of the swap the difference between fixed- and floating-rate interest amounts calculated on the agreed upon notional principal amount of $100 million were exchanged at specified intervals. In September 2002, rather than re-designating the interest rate swap, we chose to cancel the agreement. The loss on the termination of the swap amounted to $0.5 million, net of tax.

NOTE 5: INVENTORIES

        The major classes of inventories were as follows:

	September 30, 2002	December 31, 2001
	(In thousands)
Raw materials and supplies	$39,018	$24,883
Finished goods	61,025	51,236

	$100,043	$76,119

NOTE 6: COMMITMENTS AND CONTINGENCIES

        Purchase Commitments—We have certain take-or-pay raw material purchase agreements with various terms extending through 2014. In September 2002, we acquired a take-or-pay contract for supply of ethylene from a major producer under a purchase arrangement that is cost based. Contract acquisition costs of $6.6 million together with fixed and determinable costs ($0.4 million per month through February 2008) are capitalized as incurred and the sum of these known costs is amortized over the life of the contract (expiring December 2011) based on the consumption of the ethylene. In addition to the contract purchased in the third quarter, we have two similar agreements to purchase ethylene from the same producer with similar terms.

        Under the terms of these three agreements, the cost of the ethylene is comprised of two components—the amortization of the fixed and determinable costs and a factor that represents, and varies based upon, the cost of manufacturing ethylene. The aggregate amounts of the fixed and determinable portion of the required payments under the three agreements are $3.0 million for the last quarter of 2002, $11.9 million for each of the years 2003 through 2007 and $5.4 million for the year 2008.

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

        Following the above removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but two worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. The settled cases are in the final processes of being dismissed with prejudice. Negotiations regarding the remaining claims of the two worker plaintiffs are ongoing.

        Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and one collateral who have filed suit in state court who have opted not to participate in the class settlement, as well as the two worker plaintiffs whose claims are pending in federal court (see discussion above). Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

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

        In July 2002, Georgia Gulf Chemicals and Vinyls LLC reached agreement with the Louisiana Department of Environmental Quality (DEQ) settling alleged noncompliance issues concerning air and water quality provisions of the Louisiana Environmental Quality Act. Final regulatory approval was received October 31, 2002. The majority of the issues settled were related to failure to fully monitor equipment as required by leak detection and repair regulations and releases in excess of permitted quantities under air and water regulations. Under the terms of the agreement, we will install new capital equipment at an estimated cost of $700,000 at our Plaquemine, LA facility to reduce air emissions. We are required to submit a request for authorization to construct the equipment by November 30, 2002. The installation must be completed within one year of the DEQ's approval of the request. We will also pay $400,000 to the Department in four quarterly installments starting January 15, 2003, and contribute a total of $275,000 to several local entities to fund beneficial environmental projects for a period starting in March 2003 through March 2005.

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

        Earnings of each segment exclude interest income and expense, unallocated corporate expenses, and provision (benefit) for income taxes. Intersegment sales and transfers are insignificant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Segment net sales:
Chlorovinyls	$279,047	$220,622	$750,466	$780,996
Aromatics	63,547	46,786	161,518	192,691

Net sales	$342,594	$267,408	$911,984	$973,687

Segment operating income (loss):
Chlorovinyls	$46,764	$23,376	$90,049	$55,954
Aromatics	(2,392)	(1,296)	(8,622)	(10,444)
Corporate services	(4,627)	(3,689)	(9,005)	(12,644)

Total operating income	$39,745	$18,391	$72,422	$32,866

NOTE 8: OTHER ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

	September 30, 2002	December 31, 2001
	(In Thousands)
Advances and deposits for long-term purchase contracts	$40,362	$33,204
Debt issuance costs	12,356	13,510
Other	26,014	22,475

Other assets	$78,732	$69,189

        Debt issuance costs amortized as interest expense during the first nine months of 2002 and 2001 were $2.4 million and $2.4 million, respectively.

NOTE 9: EARNINGS PER SHARE

        There are no adjustments to "Net income (loss) "or "Income (loss) before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Weighted average common shares—basic	32,009	31,715	31,974	31,715
Plus incremental shares from assumed conversions:
Options	197	11	181	—
Employee stock purchase plan rights	72	31	65	—

Weighted average common shares—diluted	32,278	31,757	32,220	31,715

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

	September 30, 2002	December 31, 2001
	(In Thousands)
Senior credit facility
Tranche A term loan	$—	$92,670
Tranche B term loan	—	195,363
Tranche C term loan	249,750	—
7 5/8% notes due 2005	100,000	100,000
10 3/8% notes due 2007	200,000	200,000
Other	28,580	36,059

Total debt	578,330	624,092
Less current portion	3,000	38,677

Long-term debt	$575,330	$585,415

        On August 9, 2002, we entered into an Amended and Restated Credit Agreement ("the Amendment") dated as of August 9, 2002, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000, and Amendment No. 2 dated as of June 30, 2001. The Amendment creates a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. It matures on May 12, 2007 unless we refinance our subordinated 10 3/8 percent notes, in which case it matures on May 12, 2009. We were required to pay an arrangement fee equal to .375 percent of the sum of the Tranche C Term Loan and an amendment fee equal to .10 percent of the revolving facility.

        Scheduled maturities of long-term debt outstanding at September 30, 2002 are $2.2 million in the fourth quarter of 2002, $1.0 million in 2003, $1.0 million in 2004, $101.0 million in 2005, $123.5 million in 2006 and $349.6 million thereafter. Cash payments for interest expense for the first nine months of 2002 and 2001 were $29.0 million and $34.1 million, respectively.

NOTE 11: SUPPLEMENTAL GUARANTOR INFORMATION

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$9,940	$7	$—	$9,947
Receivables, net	286,843	161,578	2,273	(290,356)	160,338
Inventories	—	100,043	—	—	100,043
Prepaid expenses	—	14,922	—	—	14,922
Deferred income taxes	—	5,768	—	—	5,768

Total current assets	286,843	292,251	2,280	(290,356)	291,018
Property, plant and equipment	218	531,820	—	—	532,038
Goodwill	—	77,720	—	—	77,720
Other assets	18,386	60,346	—	—	78,732
Investment in subsidiaries	163,672	2,275	—	(165,947)	—

Total assets	$469,119	$964,412	$2,280	$(456,303)	$979,508

Current portion of long-term debt	$2,000	$1,000	$—	$—	$3,000
Account payable	6,087	394,833	20	(290,356)	110,582
Interest payable	12,129	33	—	—	12,163
Accrued compensation	—	10,850	—	—	10,850
Other accrued liabilities	6,891	18,359	—	—	25,251

Total current liabilities	27,107	425,075	20	(290,356)	161,846
Long-term debt, net of current portion	326,580	248,750	—	—	575,330
Deferred income taxes	—	126,900	—	—	126,900
Stockholders' equity	115,432	163,687	2,260	(165,947)	115,432

Total liabilities and stockholders' equity	$469,119	$964,412	$2,280	$(456,303)	$979,508

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$342,594	$—	$(2,595)	$342,594
Operating costs and expenses:
Cost of sales	—	289,809	—	—	289,809
Selling, general and administrative expenses	2,398	13,222	15	(2,595)	13,040

Total operating costs and expenses	2,398	303,031	15	(2,595)	302,849

Operating income (loss)	197	39,563	(15)	—	39,745
Other income (expense):
Interest, net	12,267	(25,349)	—	—	(13,082)
Equity in income (loss) of subsidiaries	9,089	—	—	(9,089)	—

Income (loss) before taxes	21,553	14,214	(15)	(9,089)	26,663
Provision (benefit) for income taxes	4,487	5,110	—	—	9,597

Net income (loss)	$17,066	$9,104	$(15)	$(9,089)	$17,066

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$7,785	$911,984	$—	$(7,785)	$911,984
Operating costs and expenses:
Cost of sales	—	805,988	—	—	805,988
Selling, general and administrative expenses	7,603	33,740	16	(7,785)	33,574

Total operating costs and expenses	7,603	839,728	16	(7,785)	839,562

Operating income	182	72,256	(16)	—	72,422
Other income (expense):
Interest, net	(3,404)	(35,425)	—	—	(38,829)
Equity in income (loss) of subsidiaries	23,564	—	—	(23,564)	—

Income (loss) before taxes	20,342	36,831	(16)	(23,564)	33,593
Provision (benefit) for income taxes	(1,160)	13,251	—	—	12,091

Net income (loss)	$21,502	$23,580	$(16)	$(23,564)	$21,502

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended September 30, 2001
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$267,421	$109	$(2,717)	$267,408
Operating costs and expenses:
Cost of sales	—	238,163	—	—	238,163
Selling, general and administrative expenses	2,213	11,203	155	(2,717)	10,854

Total operating costs and expenses	2,213	249,366	155	(2,717)	249,017

Operating income	382	18,055	(46)	—	18,391
Other (expense) income:
Interest, net	(8,071)	(6,418)	—	—	(14,489)
Equity in (loss) income of subsidiaries	7,418	(27)	—	(7,391)	—

Income (loss) before taxes	(271)	11,610	(46)	(7,391)	3,902
Provision (benefit) for income taxes	(2,768)	4,188	(15)	—	1,405

Net income (loss)	$2,497	$7,422	$(31)	$(7,391)	$2,497

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Nine Months Ended September 30, 2001
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$7,785	$973,984	$3,474	$(11,556)	$973,687
Operating costs and expenses:
Cost of sales	—	906,363	—	—	906,363
Selling, general and administrative expenses	6,659	36,847	2,508	(11,556)	34,458

Total operating costs and expenses	6,659	943,210	2,508	(11,556)	940,821

Operating income	1,126	30,774	966	—	32,866
Other (expense) income:
Interest, net	(24,231)	(19,639)	—	—	(43,870)
Equity in (loss) income of subsidiaries	7,743	632	—	(8,375)	—

Income (loss) before taxes	(15,362)	11,767	966	(8,375)	(11,004)
Provision (benefit) for income taxes	(8,317)	4,003	355	—	(3,959)

Net (loss) income	$(7,045)	$7,764	$611	$(8,375)	$(7,045)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$21,502	$23,580	$(16)	$(23,564)	$21,502
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	980	50,720	—	—	51,700
Provision for deferred income taxes	—	7,360	—		7,360
Equity in net income of subsidiaries	(23,564)	—	—	23,564	—
Tax benefit related to stock plans	513	—	—	—	513
Change in operating assets, liabilities and other	14,064	(30,394)	13	—	(16,317)

Net cash provided by (used in) operating activities	13,495	51,266	(3)	—	64,758

Cash flows from investing activities:
Capital expenditures	—	(13,064)	—	—	(13,064)

Cash flows from financing activities:
Long-term debt proceeds	522	255,500	—	—	256,022
Long-term debt payments	(8,000)	(293,782)	—	—	(301,782)
Proceeds from issuance of common stock	1,681	—	—	—	1,681
Dividends paid	(7,698)	—	—	—	(7,698)

Net cash used in financing activities	(13,495)	(38,282)	—	—	(51,777)

Net change in cash and cash equivalents	—	(80)	(3)	—	(83)
Cash and cash equivalents at beginning of period	—	10,020	10	—	10,030

Cash and cash equivalents at end of period	$—	$9,940	$7	$—	$9,947

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,045)	$7,764	$611	$(8,375)	$(7,045)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,066	53,152	46	—	54,264
Provision for deferred income taxes	—	7,190	—	—	7,190
Equity in net income of subsidiaries	(7,743)	(632)	—	8,375	—
Change in operating assets, liabilities and other	19,035	(41,691)	815	—	(21,841)

Net cash provided by operating activities	5,313	25,783	1,472	—	32,568

Cash flows from investing activities:
Capital expenditures	—	(15,691)	—	—	(15,691)
Dividends received from subsidiary	1,524	—	—	(1,524)	—

Net cash provided by (used in) investing activities	1,524	(15,691)	—	(1,524)	(15,691)

Cash flows from financing activities:
Long-term debt proceeds	763	84,950	—	—	85,713
Long-term debt payments	—	(91,791)	—	—	(91,791)
Proceeds from issuance of common stock	11	—	—	—	11
Dividends paid	(7,611)	—	(1,524)	1,524	(7,611)

Net cash (used in) provided by financing activities	(6,837)	(6,841)	(1,524)	1,524	(13,678)

Net change in cash and cash equivalents	—	3,251	(52)	—	3,199
Cash and cash equivalents at beginning of period	—	1,982	60	—	2,042

Cash and cash equivalents at end of period	$—	$5,233	$8	$—	$5,241

NOTE 12: SUBSEQUENT EVENTS

        We expect to close by the end of November 2002, an agreement to sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis for up to $75 million. The sale will be recorded as a reduction in receivables on our consolidated balance sheet and as an operating activity on our consolidated statement of cash flows. On-going costs will be charged to selling and administrative expenses in our consolidated statement of income. The initial proceeds will be used to reduce long-term debt.

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

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

        Net Sales.    Net sales for the quarter ended September 30, 2002 were $342.6 million, an increase of 28 percent compared to $267.4 million for the same period in 2001. This increase was primarily due to higher sales prices and volumes for vinyl resins.

        Net sales of chlorovinyls for the third quarter of 2002 were $279.1 million, 27 percent higher than net sales for the third quarter of 2001 of $220.6 million. This increase was primarily the result of a 16 percent increase in vinyl resins sales prices on 41 percent greater volume more than offsetting a 69 percent decrease in caustic soda sales prices.

        Net sales of aromatics for the third quarter of 2002 were $63.5 million, an increase of 36 percent compared to $46.8 million for the same period in 2001. This increase was the result of 22 percent higher sales prices and 12 percent higher sales volumes.

        Cost of Sales.    Cost of sales for the third quarter of 2002 was $289.8 million, an increase of 22 percent compared to $238.2 million for the third quarter of 2001. The primary reasons for this increase were increased sales volumes and higher prices for benzene and chlorine. As a percentage of sales, cost of sales decreased to 85 percent in the third quarter of 2002 compared to 89 percent in the third quarter of 2001. This decrease mainly reflected overall sales price increases outpacing price increases of certain raw materials.

        Selling and Administrative Expenses.    Selling and administrative expenses were $13.0 million for the three months ended September 30, 2002, an increase of 20 percent from the same period in 2001. This increase is primarily attributable to management incentives and, to a lesser extent, the July 2002 settlement with the Louisiana Department of Environmental Quality.

        Operating Income.    Operating income in the third quarter of 2002 was $39.8 million, an increase of 116 percent compared to $18.4 million in the third quarter of 2001. This increase was the result of greater operating income in chlorovinyls which more than offset an increased operating loss in aromatics. As a percentage of net sales, operating profit increased to 12 percent of net sales in the third quarter of 2002 compared to 7 percent for the same period in 2001. This increase in operating profit as a percentage of net sales was the result of higher sales prices and volumes for vinyl resins.

        Our chlorovinyls operating profit for the third quarter of 2002 was $46.8 million, an increase of 100 percent compared to $23.4 million for the same period in 2001. The most significant factors in this increase are the higher sales prices and volumes for vinyl resins which more than offset lower sales prices for caustic soda and increased prices for purchased chlorine.

        Our aromatics operating loss for the third quarter of 2002 was $2.4 million, an increase of $1.1 million compared to an operating loss of $1.3 million in the third quarter 2001. Overall sales prices and volume increases did not offset increased raw materials costs.

        Net Interest Expense.    Interest expense decreased to $13.1 million for the quarter ended September 30, 2002 compared with $14.5 million for the same period in 2001. This decrease was primarily attributable to lower long-term debt balances and lower interest rates.

        Provision for Income Taxes.    The provision for income taxes was $9.6 million for the third quarter of 2002 compared to a provision of $1.4 million for the third quarter of 2001. The increase in the provision for income taxes was primarily attributable to the increased net income generated for the quarter compared to the same period in 2001. Our effective tax rate was 36 percent for both quarters.

        Net Income.    Net income for the three months ended September 30, 2002 was $17.1 million, compared to net income of $2.5 million for the three months ended September 30, 2001. This was due to the factors discussed above.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

        Net Sales.    For the nine months ended September 30, 2002, net sales were $912.0 million, a decrease of 6 percent compared to $973.7 million for the same period in 2001. This decrease was due to a 10 percent decrease in overall average sales prices, the most significant of which were for vinyl resins and caustic soda, partly offset by a 33 percent increase in vinyl resins sales volume.

        Net sales of chlorovinyls for the first nine months of 2002 were $750.5 million, 4 percent lower than net sales for first nine months of 2001 of $781.0 million. This decrease was due primarily to 12 percent lower average selling prices for vinyl resins and 70 percent lower selling prices for caustic soda which more than offset an 8 percent increase in overall sales volume, primarily attributable to vinyl resins.

        Net sales of aromatics for the first nine months of 2002 were $161.5 million, a decrease of 16 percent compared to $192.7 million for the same period in 2001. This decrease was primarily the result of a 9 percent decrease in sales volumes and an 8 percent decrease in average sales prices.

        Cost of Sales.    Cost of sales for the first nine months of 2002 was $806.0 million; a decrease of 11 percent compared to $906.4 million for the first nine months of 2001. The primary reasons for this decrease were 40 percent lower prices for energy and 27 percent lower prices for ethylene. As a percentage of sales, cost of sales decreased to 88 percent in the first nine months of 2002 compared to 93 percent in the first nine months of 2001.

        Selling and Administrative Expenses.    Selling and administrative expenses were $33.6 million for the nine months ended September 30, 2002, a decrease of 3 percent from the same period in 2001. This decrease is primarily attributable to the benefit from a lawsuit recovery of approximately $1.7 million and a decline of $2.7 million in legal fees which offset an increase in management incentives of $3.2 million.

        Operating Income.    Operating income in the first nine months of 2002 was $72.4 million, an increase of 120 percent compared to $32.9 million in the first nine months of 2001. Higher operating income in chlorovinyls was the primary factor in the increase. As a percentage of net sales, operating profit increased to 8 percent of net sales in the first nine months of 2002 compared to 3 percent for the same period in 2001 as a result of decreased energy and raw materials costs and increased vinyl resins sales volumes outpacing decreases in overall average sales prices.

        Our chlorovinyls operating profit for the first nine months of 2002 was $90.0 million, an increase of 61 percent compared to $56.0 million for the same period in 2001. The most significant factors in this increase are decreases in ethylene and natural gas costs and an increase in vinyl resins sales volumes, which more than offset lower prices for all products, most significantly for vinyl resins and caustic soda.

        Our aromatics operating loss for the first nine months of 2002 was $8.6 million, a $1.8 million improvement compared to an operating loss of $10.4 million in the first nine months of 2001. This improvement was a result of lower aromatics raw materials and natural gas costs and lower production costs as a result of the temporary shutdown of the Pasadena phenol plant, which were partially offset by lower aromatics sales prices.

        Net Interest Expense.    Interest expense for the first nine months of 2002 was $38.8 million compared with $43.9 million for the same period in 2001. This decrease was primarily attributable to lower overall debt balances and lower interest rates.

        Provision (benefit) for Income Taxes.    The provision for income taxes was $12.1 million for the first nine months of 2002 compared to a benefit of $4.0 million for the same period of 2001. The provision for income taxes was primarily attributable to the net income generated for the first nine months of 2002 compared to a net loss generated for the first nine months of 2001. Our effective tax rate was 36 percent for both periods.

        Net Income (loss).    Net income for the first nine months of 2002 was $21.5 million, a $28.6 million improvement over the first nine months of 2001. This was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2002, we generated $64.8 million in cash flow from operating activities as compared to $32.6 million generated during the same period in 2001. The major sources of cash flow for the first nine months of 2002 were net income of $21.5 million, the non-cash provision of $51.7 million for depreciation and amortization and the provision for deferred income taxes of $7.4 million. Total working capital at September 30, 2002 was $129.2 million versus $87.6 million at December 31, 2001. Significant changes in working capital for the first nine months of 2002 included an increase in accounts receivable, higher inventories and an increase in accounts payable. The increase in accounts receivable was primarily attributable to the increase in net sales during the quarter ended September 30, 2002. Inventories increased as a result of higher raw materials prices. Increases in accounts payable were attributable to the timing of certain payments and higher trade payable balances related to increased raw materials prices. Significant changes in working capital for the first nine months of 2001 included a decrease in inventories as a result of lower raw materials prices and quantities, and a decrease in accounts payable attributable to the timing of certain payments and lower trade payable balances related to lower raw materials prices.

        Debt decreased by $45.8 million during the nine months ended September 30, 2002 to $578.3 million. As of September 30, 2002, we had availability to borrow an additional $86.8 million under the revolving credit facility. Capital expenditures for the nine months ended September 30, 2002 were $13.1 million compared to $15.7 million for the same 2001 period. Capital expenditures for 2002 are being directed toward certain environmental projects and increased efficiency and expansion of existing operations. We estimate total capital expenditures for 2002 will be about $20 million.

        We declared dividends of $0.24 per share or $7.7 million during the first nine months of 2002. Proceeds from the issuance of common stock totaled $1.7 million for the first nine months of 2002.

        On August 9, 2002, we entered into an Amended and Restated Credit Agreement ("the Amendment") dated as of August 9, 2002, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000, and Amendment No. 2 dated as of June 30, 2001. The Amendment creates a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. It matures on May 12, 2007 unless we refinance our subordinated 10 3/8 percent notes, in which case it matures on May 12, 2009. We were required to pay an arrangement fee equal to .375 percent of the sum of the Tranche C Term Loan and an amendment fee equal to .10 percent of the revolving facility.

        Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $9.9 million, and the availability to borrow an additional $86.8 million under the revolving credit facility, at September 30, 2002, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if the economic recovery does not continue as we anticipate, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future.

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

OUTLOOK

        Prices and volumes increased from the second quarter to the third quarter for vinyl resins, which helped mitigate the losses in aromatics. While energy prices rose in the second quarter, they ended lower in the third quarter. As we enter the fourth quarter, we anticipate the seasonal slowdown in our chlorovinyls segment and higher gas prices to be partially offset by a slight improvement in the aromatics segment. With respect to our fourth quarter and overall 2002 financial performance, we expect to show significant improvement over last year's losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of certain market risks related to Georgia Gulf, see Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant developments with respect to our exposure to market risk except for the termination of our interest rate swap disclosed in Note 4 and the amendment of our Senior Credit Agreement disclosed in Note 10 to the financial statements included herein.

Item 4. Controls and Procedures

        With the participation of management, the Company's Chief Executive Officer along with the Company's Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        In July 2002, Georgia Gulf Chemicals and Vinyls LLC reached agreement with the Louisiana Department of Environmental Quality (DEQ) settling alleged noncompliance issues concerning air and water quality provisions of the Louisiana Environmental Quality Act. Final regulatory approval was received October 31, 2002. The majority of the issues settled were related to failure to fully monitor equipment as required by leak detection and repair regulations and releases in excess of permitted quantities under air and water regulations. Under the terms of the agreement, we will install new capital equipment at an estimated cost of $700,000 at our Plaquemine, LA facility to reduce air emissions. We are required to submit a request for authorization to construct the equipment by November 30, 2002. The installation must be completed within one year of the DEQ's approval of the request. We will also pay $400,000 to the Department in four quarterly installments starting January 15, 2003, and contribute a total of $275,000 to several local entities to fund beneficial environmental projects for a period starting in March 2003 through March 2005.

        We are also involved in certain legal proceedings that are described in our 2001 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the periods ending March 31, 2002 and June 30, 2002. During the three months ended September 30, 2002, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2001 Annual Report on Form 10-K or in our quarterly reports on Form 10-Q for the periods ending March 31, 2002 and June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits
    99.1
    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2
    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b)
  The following Current Report on Form 8-K was filed during the third quarter of 2002:

  On August 14, 2002, the Company filed a Current Report on Form 8-K that included Statements under Oath of the Chief Executive Officer and the Chief Financial Officer in accordance with the Securities and Exchange Commission's Order No. 4-460.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date November 14, 2002	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date November 14, 2002	/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

The Georgia Gulf Corporation and Subsidiaries
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward A. Schmitt, President and Chief Executive Officer of Georgia Gulf Corporation, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Georgia Gulf Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ EDWARD A. SCHMITT
Edward A. Schmitt President & Chief Executive Officer (Principal Executive Officer)

The Georgia Gulf Corporation and Subsidiaries
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard B. Marchese, Vice President Finance, Chief Financial Officer and Treasurer of Georgia Gulf Corporation, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Georgia Gulf Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RICHARD B. MARCHESE
Richard B. Marchese Vice President Finance, Chief Financial Officer and Treasurer (Principal Executive Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive income (loss)—net of tax
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
LIQUIDITY AND CAPITAL RESOURCES
OUTLOOK
FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
The Georgia Gulf Corporation and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
The Georgia Gulf Corporation and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002