Form 10-K
period 2002-12-31
GEORGIA GULF CORP /DE/
filed 2003-03-05
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Aggregate market value of the common stock held by non-affiliates of the Registrant, computed using the closing price on the New York Stock Exchange for the Registrant's common stock on June 28, 2002, was $848,955,562.

        Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

Class	Outstanding at February 28, 2003
Common Stock, $0.01 par value	32,319,211 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

        Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART I

Item 1. BUSINESS.

General

        We are a leading North American manufacturer and international marketer of two integrated product lines, chlorovinyls and aromatics. In our chlorovinyls business, we are:

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

        Our manufacturing processes also include the production of caustic soda, chlorine and acetone. The primary products we sell externally include vinyl resins, vinyl compounds and caustic soda in our chlorovinyls business and cumene, phenol and acetone in our aromatics business. These products are used globally in a wide variety of end-use applications, including construction and renovation, engineering plastics, pulp and paper production, chemical intermediates, pharmaceuticals and consumer products. We believe our vertical integration, world scale facilities, operating efficiencies, facility locations and the productivity of our employees provide us with a competitive cost position in our primary markets.

        For selected financial information concerning our chlorovinyls and aromatics product segments and our domestic and international sales, see Note 17 and Note 20 to our consolidated financial statements included in Item 8.

Acquisitions

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

        On May 11, 1998, we acquired North American Plastics, Inc., a manufacturer of flexible vinyl compounds with two manufacturing locations in Mississippi having a combined annual production capacity of 190 million pounds.

Plant Shutdowns

        At the end of 2001, we determined that the sodium chlorate plant was technologically obsolete by industry standards and could not comply with Louisiana environmental regulations. In the fourth quarter of 2001, we incurred impairment-related charges of $4.9 million and accrued $0.5 million for post-closure related items. We ceased production of sodium chlorate in the third quarter of 2002.

        On August 31, 2000, we ceased manufacturing vinyl compounds at the Mansfield, Massachusetts facility leased from the CONDEA Vista Company and on October 12, 2001, we ceased manufacturing vinyl compounds at the Jeffersontown, Kentucky facility. Manufacturing of compounds was transferred to our other vinyl compound plants. A lease termination and release agreement pertaining to the Mansfield site was executed between CONDEA Vista and Georgia Gulf Corporation on May 21, 2001. The Jeffersontown property, with a carrying value of $668,000 as of December 31, 2002, was under contract at year-end and the sale closed on January 24, 2003 with no material gain or loss. The cost associated with closing the facilities and removing equipment was immaterial.

Temporary Plant Idlings

        The phenol industry has continued to suffer from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol plants at lower capacity utilization rates management temporarily idled the Pasadena, TX phenol plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers needs with phenol from our Plaquemine, LA plant. We intend to restart the Pasadena, TX phenol plant when market conditions warrant.

Discontinued Operations

        During 1998 the methanol market suffered from overcapacity and low-cost imports. There was a significant increase in global supply in areas of the world with low-cost natural gas. As a result, several domestic methanol producers including Georgia Gulf, idled their methanol plants. We ceased operating our methanol plant in December 1998. During 1999, we met our contractual obligations to supply methanol to our customers by purchasing imported methanol. Although the shutdown of several methanol plants resulted in a supply contraction and an increase in spot prices during the first half of 1999, several new overseas methanol plants began production late in the year. This additional supply added further pressure to the sales price of methanol. As a result of these trends, in September 1999, we announced that we would exit the methanol business entirely at the end of 1999. As a result, we incurred a charge against earnings of $7.6 million, net of tax benefits, during the third quarter of 1999 to write-off certain methanol assets and to accrue losses related to our methanol buy and resale program through the end of 1999.

Products and Markets

        The following table shows our total annual production capacities as of December 31, 2002 in each of our product lines:

Product Line	Capacity
Chlorovinyls Products
Vinyl Compounds	900 million pounds
Vinyl Resins	2.7 billion pounds
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Aromatics Products
Phenol	660 million pounds
Acetone	408 million pounds
Cumene	1.5 billion pounds

Chlorovinyls

        Vinyl Compounds.    These compounds are formulated to provide specific end-use properties that allow vinyl compounds to be processed directly into our customers' finished products. All of our vinyl compound production is sold to third parties. We produce flexible and rigid compounds used in the following products and process applications.

          Flexible vinyl compounds.    Our flexible vinyl compounds are used in wire and cable insulation and jacketing, automotive modular window encapsulation, weather stripping, custom strips and profiles and flexible tubing. In 2002, over 50% of sales in our flexible business was in the wire and cable market.

          Rigid vinyl compounds.    Our rigid vinyl compounds are used in a wide range of applications and production processes. Our injection molding compounds are used in the production of business equipment, electrical outlet boxes and pipe fittings. Our extrusion compounds are used in window and furniture profiles and are used in point-of-purchase displays, vending machine trim, tub and shower surrounds and garage door components. Our blow molding compounds are primarily used for both food-grade and general-purpose bottles used to package cosmetics, shampoos, charcoal lighter fluid, water and edible oils. We also supply chlorinated vinyl compounds to the extrusion and injection molding markets, mainly for hot water pipe and pipe fittings. In 2002, over 70% of sales in our rigid business was sold into building and construction related applications.

        Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2002, about 79% of our vinyl resin production was sold to customers who use our resins to formulate vinyl compounds which are then heated and shaped utilizing various extrusion and molding processes to create finished products. In 2002, the largest end-uses of our products were pipe and pipe fittings (34%) and home siding and windows (21%). We used about 18% of our production of vinyl resin internally during 2002 in the manufacture of our vinyl compounds.

        VCM.    During 2002, we used about 93% of our VCM production in the manufacture of our vinyl resins. VCM production not used internally is sold to other vinyl resin producers in domestic and international markets.

        Chlor-alkali Products.    Substantially all of the chlorine we produce is used internally in the production of VCM. As a co-product, caustic soda further diversifies our revenue base. We sell substantially all of our caustic soda domestically and overseas to customers in numerous industries, with the pulp and paper (32%) and chemical industries constituting our largest markets. Our other markets for caustic soda include the alumina, soap and detergent, textile and water treatment industries.

Aromatics

        Phenol.    Our phenol is primarily sold to producers of phenolic resins and to manufacturers of engineering plastics. Phenolic resins are used extensively as adhesives for wood products such as plywood and chipped wood panels. Engineering plastics are used in compact discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals. In 2002, the largest end-uses of our products were phenolic resins (54%) and engineering plastics (26%).

        Acetone.    As a co-product of phenol, acetone further diversifies our revenue base. Acetone is primarily used as a key ingredient in acrylic resins (67%) and as an ingredient for surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineering plastics and several major industrial solvents. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

        Cumene.    About 72% of our cumene was consumed internally during 2002 to produce phenol and acetone. Cumene production not used internally is primarily sold to other phenol and acetone manufacturers in domestic and international markets.

Production, Raw Materials and Facilities

        Our operations are vertically integrated as a result of our production of some of the key raw materials and intermediates used in the manufacture of our products. Our operational integration enhances our control over production costs and capacity utilization rates, as compared to our non-integrated competitors.

        In our chlorovinyls product line, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine produced internally or purchased from third parties; our internal production of VCM slightly exceeds our internal demand requirements. We produce vinyl resin by polymerization of our internally supplied VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics product line, we produce cumene utilizing benzene and propylene purchased from third parties. We produce phenol by reacting internally produced cumene under high temperatures and pressure. We produce acetone as a co-product in our production of phenol.

        The important raw materials we purchase from third parties include ethylene, natural gas, compound additives, benzene, propylene and chlorine. The majority of our purchases of ethylene, benzene, propylene and chlorine are made under long-term agreements, and we purchase natural gas both in the open market and under long-term contracts. We have not experienced a major disruption in our supplies of raw materials over the past five years, and we believe we have reliable sources of supply under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

        Plaquemine, Louisiana Facilities.    Our operations at these facilities include the production of chlorine, caustic soda, VCM, vinyl resins, phenol and acetone. We produce chlorine and its co-product caustic soda at our chlor-alkali facility by electrolysis of salt brine. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years, from which we supply our salt brine requirements. We use substantially all of our chlorine production in the manufacture of VCM at this facility and we sell substantially all of our caustic soda production externally. All of the ethylene requirements for our VCM production are supplied by pipeline. Most of our Plaquemine VCM production is consumed on-site in our vinyl resin production or shipped to our other vinyl resin facilities with the remainder sold to third parties. Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges.

        Our 250-megawatt co-generation facility supplies all of the electricity and steam needs at our Plaquemine facilities. We also own an on-site air separation unit operated by a third party that provides all of the facility's nitrogen and oxygen gas requirements.

        Lake Charles, Louisiana Facilities.    We produce VCM at our Lake Charles, Louisiana facility and, through our manufacturing joint venture with PPG Industries have the right to 50% of the VCM production of PHH Monomers, which is located in close proximity to our Lake Charles VCM facility. Virtually all of the chlorine needs of our Lake Charles VCM facility and the PHH Monomers' facility are supplied by pipeline, under a long-term contract with PPG Industries, who is also our manufacturing partner in PHH Monomers. Ethylene is supplied to both facilities by pipeline from the adjacent CONDEA Vista ethylene facility and by pipeline from other third parties. The majority of our ethylene requirements for our Lake Charles VCM facility are supplied under a take-or-pay contract which expires November 12, 2006, and PHH Monomers is supplied under a requirements-based contract. These chlorine and ethylene contracts are primarily market price-based. VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma vinyl resin facilities. On occasion, a small portion of VCM produced at the Lake Charles facilities is sold in domestic and export markets.

        Aberdeen, Mississippi and Oklahoma City, Oklahoma Facilities.    We produce vinyl resins at both our Aberdeen, Mississippi and Oklahoma facilities from VCM supplied by railcar from our various VCM facilities. In addition, the Aberdeen facility produces plasticizers which are consumed internally for flexible vinyl compound production.

        Vinyl Compound Facilities.    We operate five compound facilities: Aberdeen, Gallman, Madison and Prairie Mississippi and Tiptonville, Tennessee. All of our vinyl compound facilities are supplied from our vinyl resin facilities by railcar, truck or, in the case of Aberdeen, pipeline. These operations consumed about 18% of our annual vinyl resin production during 2002. We purchase our compound additive needs from various sources at market prices.

        Pasadena, Texas Facilities.    At our Pasadena, Texas facilities we have the capability to produce cumene, phenol, and acetone. We produce cumene utilizing purchased benzene and propylene. Our cumene facility is integrated by pipeline with our phenol and acetone facility at Pasadena. Currently, due to the temporary idling of phenol and acetone production at Pasadena (discussed above), all of the cumene production at this facility is either shipped to the Plaquemine phenol and acetone facility or sold to third parties. We purchase propylene and benzene at market prices from various suppliers connected by multiple transportation modes to our cumene facility. A portion of the benzene is supplied under contracts at market prices, and the propylene is provided from numerous refineries at market prices. Based on current industry capacity, we believe we have adequate access to benzene and propylene under normal conditions.

Sales and Marketing

        Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. Our sales and marketing force consists of 33 employees. In addition, we use distributors to market products to smaller customers. This sales force is organized by product line and region. We have a product development and technical service staff that primarily supports our vinyl resin and vinyl compound businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers. They also work to develop new products for the customers' existing and new requirements. Our products are sold primarily to domestic industrial companies, and no single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2002, 2001 and 2000. In addition to our domestic sales, we export some of our products, including our VCM, vinyl resins, vinyl compounds, caustic soda and aromatics products. Export sales accounted for about 12% of total sales for 2002, 13% for 2001, and 11% for 2000. The principal international markets we sell to are Canada, Mexico, Latin America, Europe and Asia.

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

        There are several serious environmental issues concerning the VCM facility we acquired from CONDEA Vista at Lake Charles, Louisiana. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

Employees

        As of December 31, 2002, we had 1,216 full-time employees. Approximately 164 of our employees are unionized under two collective bargaining agreements that expire in 2003 and 2005. We believe our relationships with our employees are good.

Available Information

        Effective March 1, 2003 we make available free of charge on or through our Internet website at http://www.ggc.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish to, the Securities and Exchange Commission.

Risk Factors

The chemical industry is cyclical and volatile, which affects our profitability.

  •
  Our industry experiences alternating periods of tight supply and overcapacity.

        Our historical operating results tend to reflect the cyclical and volatile nature of the chemical industry. Historically, periods of tight supply have resulted in increased prices and profit margins and have been followed by periods of substantial capacity addition, resulting in oversupply and declining prices and profit margins. As a result of changes in demand for our products, our earnings fluctuate significantly, not only from year to year but also from quarter to quarter. Capacity expansions or the announcement of these expansions have generally led to a decline in the pricing of our products in the affected product line. We cannot assure you that future growth in product demand will be sufficient to utilize any additional capacity.

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

        At December 31, 2002, we had approximately $477.0 million of indebtedness outstanding. As a result, Georgia Gulf is highly leveraged. This high level of indebtedness could have important consequences to our operations, including:

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

        We expect to obtain the money to pay our expenses and to pay principal and interest on our debt from our cash flow and from additional loans under our revolving credit facility. Our ability to meet these requirements will depend on our future financial performance. We cannot be sure that our cash flow will be sufficient to allow us to pay principal and interest on our debt as well as meet our other obligations. If we do not have enough money to do so, we may be required to refinance all or part of our debt, sell assets or borrow more money. We cannot assure you that we will be able to do so on commercially reasonable terms, if at all. In addition, the terms of our existing or future debt agreements, including our senior credit facility and the indenture related to our 10 3/8% senior subordinated notes, may restrict us from pursuing any of these alternatives.

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

        In connection with our acquisition of the vinyls business of CONDEA Vista Company, we entered into agreements with CONDEA Vista to provide specified feedstocks for the Lake Charles facility. Moreover, this facility is dependent upon CONDEA Vista's infrastructure for services such as waste water and ground water treatment, site remediation, and fire water supply. Any failure of CONDEA Vista to perform those agreements could adversely affect the operation of the affected facilities and our results of operations. The agreements relating to these feedstocks and services had initial terms of one to ten years. Although most of these agreements provide for automatic renewal, they may be terminated after specified notice periods. If we were required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery or to replace other services.

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

        During 2002, 12% of our revenues were generated in international markets. Substantially all of our international sales are made in U.S. dollars and, as a result, any increase in the value of the U.S. dollar relative to foreign currencies will increase the effective price of our products in international markets. Our international sales are also subject to other risks, including differing and changing legal and regulatory requirements in local jurisdictions; export duties and import quotas; domestic and foreign customs and tariffs or other trade barriers; potentially adverse tax consequences, including withholding taxes or taxes on other remittances; and foreign exchange restrictions. We cannot assure you that these factors will not have an adverse effect on our financial condition or results of operations.

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

The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP's ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.

        Arthur Andersen LLP, which audited our financial statements for the years ended December 31, 2001 and 2000, was indicted in March 2002 on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Arthur Andersen LLP was tried on such charges by a jury and found guilty on June 15, 2002. In light of the jury verdict and the underlying events, Arthur Andersen LLP stopped practicing before the Securities and Exchange Commission. The Securities and Exchange Commission has stated that, for the time being subject to certain conditions, it will continue accepting financial statements audited by Arthur Andersen LLP. Events arising out of the conviction may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to us, including claims that could arise out of Arthur Andersen LLP's audit of our financial statements included in our periodic reports, prospectuses or registration statements filed with the Securities and Exchange Commission.

        Should we seek to access the public capital markets, Securities and Exchange Commission rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. The Securities and Exchange Commission's current rules would require us to present audited financial statements for 2001 and 2000 audited by Arthur Andersen LLP. Since we could not obtain a consent by Arthur Andersen LLP to inclusion of our financial statements for 2001 and 2000, neither we nor any underwriters would have the same level of protection under the securities laws as would otherwise be the case. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on our business and growth prospects.

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

Item 2. PROPERTIES.

        Our asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas cumene plant, and the purchase of the rigid vinyl compound plants. There was also the purchase of the Bound Brook, New Jersey, phenol/acetone facility which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1997, we completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of our requirements for electricity, oxygen and nitrogen at that location. The cogeneration plant was leased under an operating lease agreement until we purchased it in 1999. In 1998, we purchased North American Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Prairie and Madison, Mississippi. In 1999, we purchased substantially all of the assets of the vinyls business of CONDEA Vista Company, an integrated producer of VCM, vinyl resins and vinyl compounds with production facilities in Aberdeen, Mississippi, Lake Charles, Louisiana, Jeffersontown, Kentucky, Mansfield, Massachusetts, and Oklahoma City, Oklahoma. We have since ceased production in Mansfield, Massachusetts and Jeffersontown, Kentucky. A lease termination and release agreement pertaining to the Mansfield site was executed between CONDEA Vista and Georgia Gulf Corporation on May 21, 2001. The Jeffersontown property, with a carrying value of $668,000 as of December 31, 2002, was under contract at year-end and the sale closed on January 24, 2003 with no material gain or loss. The cost associated with closing the facilities and removing equipment was immaterial. On January 30, 2003, we announced the expansion of the Gallman, Mississippi facility. When completed in 2004, our vinyl compound facility at our Gallman, Mississippi plant will be the largest merchant vinyl compound facility in North America.

        We believe current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of our production facilities was 86% in 2002.

        The following table sets forth the location of each manufacturing facility we own, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operations, as of December 31, 2002:

Location	Products	Annual Capacity	Segment
Aberdeen, MS	Vinyl Resins	1.0 billion pounds	Chlorovinyls
	Vinyl Compounds	135 million pounds	Chlorovinyls
	Plasticizers	20 million pounds	Chlorovinyls
Gallman, MS	Vinyl Compounds	330 million pounds	Chlorovinyls
Lake Charles, LA	VCM	1.5 billion pounds(1)	Chlorovinyls
(two locations)
Madison, MS	Vinyl Compounds	245 million pounds	Chlorovinyls
Oklahoma City	Vinyl Resins	500 million pounds	Chlorovinyls
Pasadena, TX	Cumene	1.5 billion pounds	Aromatics
	Phenol	160 million pounds(2)	Aromatics
	Acetone	100 million pounds(2)	Aromatics
Plaquemine, LA	Chlorine	450 thousand tons	Chlorovinyls
	Caustic Soda	500 thousand tons	Chlorovinyls
	VCM	1.6 billion pounds	Chlorovinyls
	Vinyl Resins	1.2 billion pounds	Chlorovinyls
	Phenol	500 million pounds	Aromatics
	Acetone	308 million pounds	Aromatics
Prairie, MS	Vinyl Compounds	90 million pounds	Chlorovinyls
Tiptonville, TN	Vinyl Compounds	100 million pounds	Chlorovinyls

(1)
Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1,150 million pounds of total VCM capacity.

(2)
See Item 1—Business.

        Our manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, we have a fleet of about 3,657 railcars of which about 615 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $16,559,000 for 2002.

        We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas. Space for numerous storage terminals is leased throughout the United States, and in the Netherlands, Canada and Mexico.

Item 3. LEGAL PROCEEDINGS

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

        On July 31, 2000, Georgia Gulf Lake Charles, LLC, received a Complaint, Compliance Order and Notice of Opportunity for a Hearing from the United States Environmental Protection Agency, Region 6 ("EPA"), which arose from an inspection conducted by the EPA at the Lake Charles facility on December 6-8, 1999. The EPA sought to assess a fine of $701,605 and to require certain corrective actions to be taken as a result of various alleged violations of the United States Resource Conservation and Recovery Act, including failure to make adequate hazardous waste determinations, failure to adequately characterize wastes before disposal, and failure to obtain permits for operations of alleged hazardous waste facilities. On December 23, 2002, a Consent Agreement and Final Order was filed settling the case. Under this order we will pay a total penalty in the amount of $30,000 and modify certain immaterial operational procedures.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At December 31, 2002, there were 1,015 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

	High	Low	Close	Dividends
2002
First quarter	$26.82	$17.03	$26.67	$0.08
Second quarter	26.82	20.26	26.26	0.08
Third quarter	26.92	18.95	22.78	0.08
Fourth quarter	25.01	19.01	23.14	0.08
2001
First quarter	$18.97	$15.80	$17.41	$0.08
Second quarter	19.70	15.02	15.50	0.08
Third quarter	17.16	13.86	16.07	0.08
Fourth quarter	19.22	15.62	18.50	0.08

        We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information with respect to compensation plans under which equity securities of Georgia Gulf Corporation are authorized for issuance to employees as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,437,885	$27.43	1,400,541
Equity compensation plans not approved by security holders	—	—	—

Total	1,437,885	$27.43	1,400,541

Item 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

In Thousands, Except Per Share Data, Ratios & Employees

	Year Ended December 31,
	2002	2001	2000	1999	1998
Results of Operations*
Net sales	$1,230,751	$1,205,896	$1,581,653	$908,974	$873,673
Cost of sales	1,086,746	1,125,439	1,367,986	765,323	700,728
Selling, general and administrative expense	45,685	44,665	45,634	40,845	42,455
Asset write-off and other related charges (1)	—	5,438	—	—	—

Operating income	98,320	30,354	168,033	102,806	130,490
Loss on interest rate hedge agreement	—	—	—	—	(9,500)
Interest expense	(49,739)	(57,500)	(67,971)	(34,978)	(30,867)
Interest income	160	185	230	141	49

Income (loss) from continuing operations before taxes	48,741	(26,961)	100,292	67,969	90,172
Provision (benefit) for income taxes (2)	17,546	(14,918)	36,112	24,808	33,587

Income (loss) from continuing operations	31,195	(12,043)	64,180	43,161	56,585
Earnings (loss) from discontinued operation, net of tax	—	—	—	(2,525)	(306)
Loss on disposal of discontinued operation, net of tax	—	—	—	(7,631)	—

Net income (loss)	$31,195	$(12,043)	$64,180	$33,005	$56,279

Basic earnings (loss) per share from continuing
operations	$0.98	$(0.38)	$2.04	$1.39	$1.80
Diluted earnings (loss) per share from continuing
operations	0.97	(0.38)	2.03	1.38	1.78
Dividends per common share	0.32	0.32	0.32	0.32	0.32
Financial Highlights
Working capital (3)	$51,124	$87,560	$94,906	$90,810	$57,231
Property, plant and equipment, net	521,326	568,448	626,777	671,550	388,193
Total assets	875,559	942,821	1,046,609	1,102,822	670,086
Total debt	476,986	624,092	632,335	771,194	459,475
Asset securitization (3)	75,000	—	75,000	50,000	50,000
Net cash provided by operating activities (3)	168,246	41,245	163,086	102,032	123,371
Depreciation and amortization (4)	68,068	72,579	73,331	49,598	44,023
Capital expenditures	17,471	17,848	21,739	14,427	25,374
Maintenance expenditures	63,453	59,701	75,169	50,950	49,299
Other Selected Data
Earnings before interest, taxes, depreciation and amortization (EBITDA)(5)	$162,971	$104,577	$237,433	$151,729	$173,986
Weighted average shares outstanding—basic	31,988	31,716	31,408	30,947	31,474
Weighted average shares outstanding—diluted	32,193	31,716	31,540	31,107	31,787
Common shares outstanding	32,319	31,915	31,714	31,291	30,884
Return on sales	2.5%	(1.0)%	4.1%	3.6%	6.4%
Employees	1,216	1,232	1,329	1,440	1,050

*
Our results include the impact of acquisitions and discontinued operations.

(1)
See asset write-off discussed in note 6 of the notes to the consolidated financial statements.

(2)
Provision (benefit) for income taxes for 2001 includes the effect of the favorable settlement of tax audits. (See note 15 of the notes to the consolidated financial statements.)

(3)
Increases in the asset securitization decrease "working capital" and "long-term debt" and increase "cash provided by operations." Decreases have the opposite effect.

(4)
Does not include 2001 sodium chlorate asset write-off of $4.9 million. (See note 6 of the notes to the consolidated financial statements).

(5)
EBITDA is commonly used by investors to measure a company's ability to service its indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For 2001, the asset write-off has been included as depreciation expense for the computation of EBITDA. For 1998, the loss on the interest rate hedge agreement has been included as interest expense for the computation of EBITDA.

        Reconciliation of EBITDA and operating income

	2002	2001	2000	1999	1998
EBITDA	$162,971	$104,577	$237,433	$151,729	$173,986
Depreciation and amortization	(68,068)	(72,579)	(73,331)	(49,598)	(44,023)
Loan cost amortization	3,417	3,261	3,931	675	527
Sodium chlorate write-off	—	(4,905)	—	—	—

Operating income	$98,320	$30,354	$168,033	$102,806	$130,490

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.

Overview

        Georgia Gulf is a leading manufacturer and marketer of two integrated chemical product lines, chlorovinyls and aromatics. The primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds. For the year ended December 31, 2002, we consumed virtually all of our chlorine production in making VCM, consumed 4 percent of our caustic soda production, consumed 94 percent of our VCM production in manufacturing vinyl resin and used about 18 percent of our vinyl resin in the manufacture of vinyl compounds. The remainder of our caustic soda, VCM, vinyl resin and all of our vinyl compounds were sold to third parties. The primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2002, approximately 28 percent of our cumene was sold to third parties with the balance used internally in the manufacture of phenol and acetone. All of our phenol and acetone was sold to third parties.

        Our business, and the chemical industry in general, is cyclical in nature and is affected by domestic and, to a lesser extent, worldwide economic conditions. The level of domestic chemical sales tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable goods and construction. Global capacity also materially affects the prices of chemical products. Generally, in periods of high operating rates, prices rise, and as a result new capacity is announced. Since world-scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed, or in some instances, until less efficient producers withdraw from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats. For instance, in the phenol industry we are still waiting for the capacity added in 1999 and 2000 to be absorbed, so that operating rates can improve to a sufficiently high level to allow margin improvement. In addition, profitability and margins are materially affected by the cost of raw materials. Our primary raw materials include ethylene, natural gas, compound additives, benzene, propylene, chlorine and salt.

        In 2002, the chlorovinyl business experienced improved demand versus 2001. Higher sales volumes for vinyl resins and compounds and lower ethylene costs more than offset lower average sales prices. Better demand for chlorine caused its co-product, caustic soda, to return to an oversupplied position, which resulted in drastically lower selling prices. Overall, natural gas prices significantly improved over 2001.

        The aromatics business experienced a better year in 2002 when compared to 2001. The overall improvement was primarily a result of higher phenol sales volumes and lower natural gas costs. The increased sales reflected the temporary shutdown of one of the major phenol producers subsequent to an explosion at their plant. In addition, our overall aromatic manufacturing costs were lower as a result of our idled Pasadena, TX phenol plant.

Discontinuation of Sodium Chlorate Production

        At the end of 2001 we determined that the sodium chlorate plant was technologically obsolete by industry standards and could not comply with Louisiana environmental regulations. In the fourth quarter of 2001 we incurred impairment-related charges of $4.9 million and accrued $0.5 million for post-closure related items. We ceased production of sodium chlorate in the third quarter of 2002.

Results of Operations—Georgia Gulf

        The following table sets forth our statement of operations data for the three years ended December 31, 2002, 2001 and 2000 and the percentage of net sales of each line item for the periods presented.

	Year Ended December 31,
Dollars in Millions
	2002		2001		2000
Net sales	$1,230.8	100.0%	$1,205.9	100.0%	$1,581.6	100.0%
Cost of sales	1,086.7	88.3%	1,125.4	93.3%	1,368.0	86.5%
Selling, general and administrative expenses	45.7	3.7%	44.7	3.7%	45.6	2.9%
Asset write-off and other related charges(1)	—	0.0%	5.4	0.4%	—	0.0%

Operating income	98.3	8.0%	30.4	2.5%	168.0	10.6%
Net interest expense	49.6	4.0%	57.3	4.8%	67.7	4.3%
Provision (benefit) for income taxes(2)	17.5	1.4%	(14.9)	1.2%	36.1	2.3%

Net income (loss)	$31.2	2.5%	$(12.0)	1.0%	$64.2	4.1%

(1)
See 2001 sodium chlorate asset write-off discussed in note 6 of the notes to the consolidated financial statements.

(2)
Provision (benefit) for income taxes for 2001 includes the effect of the favorable settlement of tax audits. See note 15 of the notes to the consolidated financial statements.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

        Net Sales—For the year ended December 31, 2002, net sales were $1,230.8 million, an increase of 2 percent compared to $1,205.9 million for 2001. This increase was due to an 8 percent increase in sales volumes, primarily vinyl resin, partially offset by 5 percent lower overall average selling prices.

        Net sales of chlorovinyls totaled $1,011.0 million for the year ended December 31, 2002, an increase of 3 percent compared with net sales of $983.4 million for the prior year. Sales volume increased by 10 percent primarily as a result of an increase in demand for vinyl resins and compounds. Lower average sales prices of 7 percent resulted primarily from caustic soda, as well as vinyl resins and compounds.

        Net sales of aromatics were $219.7 million for the year ended December 31, 2002, a decrease of 1 percent compared to $222.5 million for 2001. This decrease was primarily the result of 7 percent lower average selling prices for phenol which were more than offset by 6 percent greater sales volumes for phenol.

        Cost of Sales—Cost of sales were $1,086.7 million for the year ended December 31, 2002, a decrease of 3 percent compared to $1,125.4 million for 2001. As a percentage of sales, cost of sales decreased to 88 percent in 2002 compared to 93 percent for 2001. This decrease was caused by increased sales volume of higher margin products, primarily vinyl resins and compounds. Chlorovinyls purchased raw materials decreased as lower ethylene and natural gas costs more than offset higher chlorine prices. Aromatics cost of sales also decreased as lower propylene and natural gas costs, along with lower overall manufacturing costs resulting from our idled Pasadena plant, more than offset higher costs for benzene.

        Asset Write-off and Other Related Charges—At the end of 2001, in the chlorovinyls segment, we wrote-off the sodium chlorate plant and accrued post-closure costs for a total nonrecurring charge of $5.4 million. (See note 6 of the notes to consolidated financial statements).

        Selling, General and Administrative Expenses—Selling, general and administrative expenses totaled $45.7 million for the year ended December 31, 2002, an increase of 2 percent from $44.7 million in 2001. Increased profit sharing expenses more than offset decreased legal and professional fees during 2002.

        Operating Income—Operating income totaled $98.3 million for the year ended December 31, 2002, an increase of 224 percent from $30.4 million in 2001. Greater operating income in chlorovinyls was the primary factor for this increase. As a percentage of net sales, operating profit increased to 8 percent of net sales for 2002 compared to 3 percent in 2001. This increase was caused by increased sales volume of higher margin products, primarily vinyl resins and compounds.

        Chlorovinyls operating income for 2002 totaled $114.6 million, an increase of 70 percent from 2001. The most significant factors in this increase were improvements in vinyl resins and compounds sales volumes and lower raw materials and natural gas costs, which more than offset lower overall sales prices, primarily in caustic soda prices which decreased 66 percent.

        Aromatics reported an operating loss of $3.3 million for 2002, a $12.4 million improvement from the operating loss of $15.7 million in 2001. This decreased loss is primarily due to higher phenol sales volumes and lower natural gas costs. The increase in sales reflected the temporary shutdown of one of the major phenol producers subsequent to an explosion at their plant. In addition, our overall aromatic manufacturing costs were lower as a result of our idled Pasadena, TX phenol plant.

        Net Interest Expense—Net interest expense decreased to $49.6 million for the year ended December 31, 2002 from $57.3 million in 2001. This decrease was primarily attributable to lower overall debt balances and lower interest rates in 2002.

        Provision for Income Taxes—The provision for income taxes was $17.5 million for the year ended December 31, 2002 compared with a benefit of $14.9 million in 2001. The increase in income taxes resulted from a $75.7 million increase in pre-tax income when comparing 2002 versus 2001.

        Net Income (loss)—Net income totaled $31.2 million for the year ended December 31, 2002 versus a net loss of $12.0 million for the year ended December 31, 2001. The discussion above enumerates the reasons for the change.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

        Net Sales—For the year ended December 31, 2001, net sales were $1,205.9 million, a decrease of 24 percent compared to $1,581.6 million for 2000. This decrease was due to a 14 percent decrease in sales volumes and an 11 percent lower overall average selling price, largely attributable to the vinyl resins and compounds businesses.

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

        Cost of Sales—Cost of sales were $1,125.4 million for the year ended December 31, 2001, a decrease of 18 percent when compared with $1,368.0 million for 2000. Decreased sales volumes, particularly in the aromatics business, were the primary cause of this decrease. Also contributing to the decrease were lower prices for all raw materials. Chlorovinyls purchased raw materials decreased as lower ethylene and chlorine costs more than offset higher natural gas costs. Aromatics purchased raw materials also decreased as lower propylene and benzene costs more than offset higher costs for natural gas. As a percentage of sales, cost of sales increased to 93 percent in 2001 compared to 87 percent for 2000. This increase was caused by increased energy costs and overall sales price decreases more than offsetting the decreases of raw materials costs.

        Asset Write-off and Other Related Charges—In the chlorovinyls segment, we wrote-off the sodium chlorate plant and accrued post-closure costs for a total nonrecurring charge of $5.4 million during 2001. (See note 6 of the notes to consolidated financial statements).

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

Liquidity and Capital Resources

        The primary focus for 2002 was to continue to apply cash flow towards reducing the debt incurred in acquiring the vinyls business from CONDEA Vista Company and the purchase of the cogeneration plant. During 2002 total debt was reduced by $147.1 million, $72.1 million from operations and $75.0 million from the sale of interests in our trade receivables.

        For the year ended December 31, 2002, we generated $168.2 million of cash flow from operating activities as compared with $41.2 million during the year ended December 31, 2001. The major sources of cash flow for 2002 were net income of $31.2 million, the sale of a $75.0 million interest in our trade receivables and the non-cash provision of $68.1 million for depreciation and amortization. Total working capital at December 31, 2002 was $51.1 million versus $87.6 million at December 31, 2001. Significant changes in working capital for 2002 included a decrease in trade receivables, an increase in inventories and an increase in accounts payable. The decrease in trade receivables was primarily attributable to the sale of a $75.0 million interest in our trade receivables due to the reinstatement of an asset securitization program (discussed further below and in note 3 of the notes to the consolidated financial statements). Inventories increased as a result of greater quantities of vinyl resins, in anticipation of our January 2003 scheduled outage and higher prices. The increase in accounts payable was attributable to the timing of certain payments and higher trade payable balances related to increased raw materials prices and volumes.

        We used $17.5 million in cash for investing activities, primarily capital expenditures, for the year ended December 31, 2002 and $17.8 million for the year ended December 31, 2001, also primarily for capital expenditures. We estimate total capital expenditures for 2003, including the amounts needed for the Gallman expansion, will be in the range of $25.0 million to $30.0 million.

        Financing activities used $152.8 million of cash during 2002 primarily from reducing total debt $147.1 million and making dividend payments of $10.3 million. Of the debt reduction, $72.1 million was from cash provided from operations and $75.0 million came from selling an interest in our trade receivables. This was partially offset by cash proceeds from stock issued under stock option and employee stock purchase plans totaling $4.6 million.

        On August 9, 2002, we entered into an Amended and Restated Credit Agreement, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 2 dated as of June 30, 2001. The amendment creates a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. The revolving credit facility matures November 12, 2005, while the new Tranche C Term Loan matures on May 12, 2007 unless we refinance our subordinated 10 3/8 percent notes, in which case it matures on May 12, 2009. We were required to pay an arrangement fee equal to .375 percent of the sum of the Tranche C Term Loan and an amendment fee equal to .10 percent of the revolving facility.

        On November 15, 2002, we entered into a new agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $75,000,000, as permitted by the Securitization. Our previous agreement was terminated on July 20, 2001 due to a provision contained in our indenture governing our 10 3/8 percent senior subordinated notes.

        At December 31, 2002, the unpaid balance of accounts receivable in the defined pool was approximately $146 million. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We have a subordinated interest of approximately $71 million in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During 2002, we received approximately $150.0 million from the sales of receivables under the Securitization.

        On December 31, 2002, our balance sheet debt consisted of a $149.8 million senior credit facility, $100.0 million principal amount of 7 5/8 percent notes, $200.0 million principal amount of 10 3/8 percent senior subordinated notes, and $27.2 million in other debt. In addition, we have a $100.0 million revolving credit agreement (with the availability to borrow $86.8 million), which had no borrowings against it at the end of 2002. Debt under the senior credit facility and the 7 5/8 percent notes is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        We declared dividends of $0.32 per share, or $10.3 million during 2002.

        We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. Future minimum payments under these non-cancelable operating leases as of December 31, 2002 are $16.5 million in 2003, $11.8 million in 2004, $9.1 million in 2005, $8.1 million in 2006, $6.1 million in 2007 and $16.8 million thereafter.

        We have certain take-or-pay raw material purchase agreements with various terms extending through 2014. In September 2002, we acquired a take-or-pay contract for supply of ethylene from a major producer under a purchase arrangement that is cost based. Contract acquisition costs of $6.6 million together with fixed and determinable costs ($0.4 million per month through February 2008) were capitalized as incurred and the sum of these known costs is amortized over the life of the contract (expiring December 2011) based on the consumption of the ethylene. In addition to the contract purchased in the third quarter of 2002, we have two similar existing agreements to purchase ethylene from the same producer with similar terms. Under the terms of these three agreements, the cost of the ethylene is comprised of two components—the amortization of the fixed and determinable costs and a factor that represents, and varies based upon, the cost of manufacturing ethylene. The aggregate amounts of the fixed and determinable portion of the required payments under the three agreements are $11.9 million for each of the years 2003 through 2007 and $5.4 million for the year 2008. The aggregate amount of payments made under the three agreements for purchases in 2002, 2001 and 2000 were $51.9 million, $54.7 million and $48.9 million, respectively.

        Additionally, we have an agreement to purchase 500 million pounds of ethylene on a take or pay basis at market prices from CONDEA Vista through 2006. This agreement contains an optional reduction in the required purchases of 100 million pounds per year for each of the final three years of the agreement.

        Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $8.0 million, and the availability to borrow an additional $86.8 million under the revolving credit facility, at December 31, 2002, will be adequate for the foreseeable future to make required payments of principal (see note 9 of the notes to the consolidated financial statements) and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future.

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

Inflation

        The most significant component of our cost of sales is raw materials, which include basic commodity items and natural gas. The costs of raw materials and natural gas are based primarily on market forces and have not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

        During June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on our financial statements.

        During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have determined that we will continue to use the intrinsic value based method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" in our accounting for stock-based employee compensation. See note 13 in the Notes to the Financial Statements for a complete discussion of stock-based employee compensation.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirely from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN No. 45 are effective for the year ended December 30, 2002. We believe the provisions of FIN No. 45 will not have a material effect on our financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. We believe the provisions of FIN No. 46 will have not a material effect on our financial position or results of operations.

Critical Accounting Policies

        Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective, or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believe those policies to be reasonable and appropriate. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

        In our determination of the allowance for doubtful accounts, and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe may not be collected and we record an expense of that amount. Estimating this amount requires management to analyze the financial strength of our customers, and, in its analysis, management combines the use of the company's historical experience in general as well as a specific review of those customers that are deemed to be particularly risky. By its nature, such an estimate is highly subjective and it is possible that the amount of accounts receivable that the company is unable to collect may be greater than or less than the amount initially estimated.

        In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 16 of the notes to the consolidated financial statements), as applied and disclosed in our consolidated financial statements, we consult with our advisors (consultants, engineers and attorneys). The results provide us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying financial statements related to these contingencies are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

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

        Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, extensive use is made of advice from actuaries and assumptions are made about inflation, investment returns, mortality, employee turnover, and discount rates (see note 14 of the notes to the consolidated financial statements) that ultimately impact amounts recorded. While we believe that the amounts recorded in the accompanying financial statements related to these retirement plans are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

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

        Interest Rate Sensitivity—The following table is a "forward-looking" statement that provides information about our financial instruments that are sensitive to changes in interest rates, mainly financing obligations. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. We do not use interest rate swap agreements or any other derivatives for trading purposes. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2002 we had no interest rate swap agreements in place. For financing obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information and cash flows are presented in U.S. dollars, which is our reporting currency.

	Principal (Notional) Amounts by Maturity Date
Dollars in Thousands								Fair Value at 12/31/02
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term financing
Long-term debt:
Fixed rate principal	$—	$—	$100,000	$—	$200,000	$10,206	$310,206	$330,206
Average interest rate	0.00%	0.00%	7.63%	0.00%	10.38%	6.53%	9.36%	—
Variable rate principal	600	600	600	74,140	73,840	17,000	166,780	166,780
Average interest rate	3.65%	4.57%	5.65%	6.35%	6.86%	7.34%	6.66%	—

        Foreign Currency Exchange Rate Sensitivity—Substantially all of our sales are denominated in U.S. dollars.

        Commodity Price Sensitivity—The availability and price of our raw materials are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward raw material purchase contracts, which are generally less than one year in duration. As of December 31, 2002, we had no material forward raw material purchase contracts open.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.

Report of Management

To the Stockholders of Georgia Gulf Corporation:

        The accompanying consolidated financial statements of Georgia Gulf Corporation and subsidiaries are the responsibility of and have been prepared by the Company in conformity with accounting principles generally accepted in the United States. The financial information displayed in other sections of this 2002 Annual Report on Form 10-K is consistent with the consolidated financial statements.

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

        The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of Georgia Gulf, has the responsibility of meeting periodically with management, our internal auditors and Deloitte & Touche LLP, our independent public accountants that are approved by the stockholders, to review the scope and results of the annual audit and the general overall effectiveness of the internal accounting control system. The independent public accountants and our internal auditors have direct access to the Audit Committee, with or without the presence of management, to discuss the scope and results of their audits, as well as any comments they may have related to the adequacy of the internal accounting control system and the quality of financial reporting.

Edward A. Schmitt
President, Chief Executive Officer

Richard B. Marchese
Vice President Finance, Chief Financial Officer

Independent Auditor's Report

        To the Board of Directors and Stockholders
Georgia Gulf Corporation

        We have audited the accompanying consolidated balance sheet of Georgia Gulf Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Georgia Gulf Corporation as of December 31, 2001, and for each of the two years in the period then ended, before the revision to the consolidated statements of cash flows and the revisions to Note 8, 16 and 20, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

        As discussed above, the consolidated financial statements of Georgia Gulf Corporation and subsidiaries as of December 31, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

  1.
  As described in Note 8, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to 2001 and 2000 included (a) agreeing previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts.
  2.
  The consolidated cash flow statements for each of the two years in the two-year period ending December 31, 2001 have been revised to provide disaggregations of amounts related to the accounts receivable securitization transactions. Our audit procedures with respect to 2001 and 2000 included (a) agreeing the reported amounts to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of such disaggregation.
  3.
  Note 16 under the heading "Purchase Commitments" has been revised to include aggregate payments made under certain purchase commitments for each of the two years in the two-year period ending December 31, 2001. Our audit procedures with respect to 2001 and 2000 included (a) agreeing the reported amounts to the Company's underlying records obtained from management.
  4.
  As described in Note 20, the Company changed the classification of its depreciation and amortization expense in the reportable segments for 2002, and the amounts in the 2001 and 2000 financial statements relating to depreciation and amortization expense in reportable segments have been revised to conform to the 2002 classification. Our procedures included (a) agreeing the adjusted amounts of depreciation and amortization expense to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reclassification of segment amounts to the consolidated financial statements.

        In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Deloitte & Touche LLP
Atlanta, Georgia
February 12, 2003

        This is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Annual Report on Form 10-K.

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

Arthur Andersen LLP
Atlanta, Georgia
February 15, 2002

Consolidated Balance Sheets

Georgia Gulf Corporation and Subsidiaries

	December 31,
In Thousands, Except Share Data
	2002	2001
Assets
Cash and cash equivalents	$8,019	$10,030
Receivables, net of allowance for doubtful accounts of $1,785 in 2002 and $2,407 in 2001	59,603	127,860
Inventories	114,575	76,119
Prepaid expenses	10,393	6,358
Deferred income taxes	5,657	7,097

Total current assets	198,247	227,464

Property, plant and equipment, at cost	1,033,363	1,017,700
Less accumulated depreciation	512,037	449,252

Property, plant and equipment, net	521,326	568,448

Goodwill	77,720	77,720

Other assets	78,266	69,189

Total assets	$875,559	$942,821

Liabilities and Stockholders' Equity
Current portion of long-term debt	$600	$38,677
Accounts payable	109,670	72,984
Interest payable	4,650	4,946
Accrued compensation	14,325	6,379
Other accrued liabilities	17,878	16,918

Total current liabilities	147,123	139,904

Long-term debt	476,386	585,415

Deferred income taxes	126,250	120,868

Stockholders' equity
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 32,319,211 in 2002 and 31,915,237 in 2001	323	319
Additional paid-in capital	23,499	15,624
Deferred Compensation	(2,050)	—
Retained earnings	104,532	83,606
Accumulated other comprehensive loss (net of tax):
Cumulative interest rate swap valuation to market	—	(2,363)
Additional minimum pension liability	(504)	(552)

Total accumulated other comprehensive loss	(504)	(2,915)

Total stockholders' equity	125,800	96,634

Total liabilities and stockholders' equity	$875,559	$942,821

See notes to the consolidated financial statements.

Consolidated Statements of Income

Georgia Gulf Corporation and Subsidiaries

	Year Ended December 31,
In Thousands, Except Share and Per Share Data
	2002	2001	2000
Net sales	$1,230,751	$1,205,896	$1,581,653

Operating costs and expenses
Cost of sales	1,086,746	1,125,439	1,367,986
Selling, general and administrative expenses	45,685	44,665	45,634
Asset write-off and other related charges	—	5,438	—

Total operating costs and expenses	1,132,431	1,175,542	1,413,620

Operating income	98,320	30,354	168,033
Other income (expense)
Interest expense	(49,739)	(57,500)	(67,971)
Interest income	160	185	230

Income (loss) from continuing operations before income taxes	48,741	(26,961)	100,292
Provision (benefit) for income taxes	17,546	(14,918)	36,112

Net income (loss)	$31,195	$(12,043)	$64,180

Earnings (loss) per share
Basic	$0.98	$(0.38)	$2.04
Diluted	$0.97	$(0.38)	$2.03
Weighted average common shares—basic	31,987,542	31,715,592	31,408,042
Weighted average common shares—diluted	32,193,371	31,715,592	31,539,854

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Georgia Gulf Corporation and Subsidiaries

	Year Ended December 31,
In Thousands
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$31,195	$(12,043)	$64,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,068	72,579	73,331
Asset write-off and other related charges	—	5,438	—
Provision for deferred income taxes	6,822	2,469	23,525
Tax benefit related to stock plans	578	164	2,048
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables	(6,742)	92,928	18,587
Securitization of trade receivables	75,000	(75,000)	—
Inventories	(38,456)	47,037	(10,312)
Prepaid expenses	(4,035)	1,250	(2,167)
Accounts payable	36,686	(74,965)	4,051
Interest payable	(296)	(442)	(538)
Accrued income taxes	3,674	—	(494)
Accrued compensation	7,946	(4,001)	2,698
Accrued pension	(170)	1,519	—
Accrued liabilities	(2,544)	(554)	(7,734)
Other	(9,480)	(15,134)	(4,532)

Net cash provided by continuing operations	168,246	41,245	162,643
Net cash provided by discontinued operation	—	—	443

Net cash provided by operating activities	168,246	41,245	163,086

Cash flows used in investing activities:
Capital expenditures	(17,471)	(17,848)	(21,739)

Cash flows from financing activities:
Long-term debt proceeds	277,148	11,549	53,814
Long-term debt payments	(349,253)	(94,794)	(192,674)
Debt proceeds/(payments) related to asset securitization	(75,000)	75,000	—
Proceeds from issuance of common stock	4,588	2,984	5,305
Repurchase and retirement of common stock	—	—	(121)
Dividends	(10,269)	(10,148)	(10,053)

Net cash used in financing activities	(152,786)	(15,409)	(143,729)

Net change in cash and cash equivalents	(2,011)	7,988	(2,382)
Cash and cash equivalents at beginning of year	10,030	2,042	4,424

Cash and cash equivalents at end of year	$8,019	$10,030	$2,042

See notes to the consolidated financial statements.

Consolidated Statements of Stockholders' Equity

Georgia Gulf Corporation and Subsidiaries

	Common Stock					Accumulated Other Comprehensive Income (Loss)
In Thousands, Except Share Data			Additional Paid-In Capital	Deferred Compensation	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2000	31,290,862	$313	$5,250	$—	$51,670	$—	$57,233

Employee stock purchase and stock compensation plans	432,818	4	5,301	—	—	—	5,305
Tax benefit realized from stock purchase and stock compensation plans	—	—	2,048	—	—	—	2,048
Repurchase and retirement of common stock	(9,400)	—	(121)	—	—	—	(121)
Dividends paid	—	—	—	—	(10,053)	—	(10,053)
Net income	—	—	—	—	64,180	—	64,180

Balance, December 31, 2000	31,714,280	317	12,478	—	105,797	—	118,592

Employee stock purchase and stock compensation plans	200,957	2	2,982	—	—	—	2,984
Tax benefit realized from stock purchase and stock compensation plans	—	—	164	—	—	—	164
Dividends paid	—	—	—	—	(10,148)	—	(10,148)

Subtotal	200,957	2	3,146	—	(10,148)	—	(7,000)

Net loss	—	—	—	—	(12,043)	—	(12,043)
Other comprehensive loss (net of tax)
Cumulative interest rate swap valuation to market	—	—	—	—	—	(2,363)	(2,363)
Additional minimum pension liability	—	—	—	—	—	(552)	(552)

Comprehensive loss	—	—	—	—	(12,043)	(2,915)	(14,958)

Balance, December 31, 2001	31,915,237	319	15,624	—	83,606	(2,915)	96,634

Employee stock purchase and stock compensation plans	403,974	4	7,297	(2,050)	—	—	5,251
Tax benefit realized from stock purchase and stock compensation plans	—	—	578	—	—	—	578
Dividends paid	—	—	—	—	(10,269)	—	(10,269)

Subtotal	403,974	4	7,875	(2,050)	(10,269)	—	(4,400)

Net income	—	—	—	—	31,195	—	31,195
Other comprehensive income (net of tax)
Cumulative interest rate swap valuation to market	—	—	—	—	—	2,363	2,363
Additional minimum pension liability	—	—	—	—	—	48	48

Comprehensive income	—	—	—	—	31,195	2,411	33,606

Balance, December 31, 2002	32,319,211	$323	$23,499	$(2,050)	$104,532	$(504)	$125,800

See notes to the consolidated financial statements.

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

        Use of Estimates—Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

        Property, Plant and Equipment—Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2002, 2001 and 2000 was $622,000, $1,029,000 and $1,171,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes. Depreciation expense totaled approximately $63,545,000, $71,190,000 (including the $4.9 million asset write-off discussed in note 6), and $66,500,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The estimated useful lives of the assets are as follows:

Buildings and land improvements	20-30 years
Machinery and equipment	3-15 years

        Goodwill—Goodwill of $86,725,000 was capitalized in connection with the acquisition of North American Plastics, Inc. in 1998. The goodwill was being amortized over a 35-year period. Goodwill amortized to cost of sales during 2001 and 2000 was $2,478,000 for each year. Accumulated amortization of goodwill totaled approximately $9,005,000 at December 31, 2001. On January 1, 2002, we adopted SFAS No. 142 and no longer amortize goodwill (see note 8). Statement of Financial Accounting Standards ("SFAS") No. 142 eliminates the requirement to amortize goodwill, requiring instead that those assets be measured for impairment at least annually, and more often when events indicate that an impairment exists.

        Other Assets—Other assets primarily consist of advances for long-term raw materials purchase contracts (see note 16) and debt issuance costs (see note 7). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the 15-year life of the related contracts in proportion to raw materials delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the related indebtedness.

        Long-Lived Assets—We evaluate long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset will be written down to its fair value (see note 8).

        Financial Instruments—We do not use derivatives for trading purposes. Interest rate swap and cap agreements, forms of derivatives, have been used to manage interest costs on certain portions of our long-term debt (see note 18). Accumulated other comprehensive income (see note 11) in the statements of stockholders' equity includes unrealized gains and losses (net of tax) in the fair value of certain derivative instruments that qualify for hedge accounting. If subsequent to being hedged underlying transactions are no longer likely to occur, the related derivative gains and losses are recognized currently as income or expense. Amounts paid or received on the interest rate swap agreements are recorded to interest expense as incurred. As of December 31, 2002, there were no interest rate swap agreements outstanding.

        Revenue Recognition—Revenue is recognized when an agreement exists, product is shipped (title passes and the risks and rewards of ownership have passed to the customer), prices are determinable and collectibility is reasonably assured.

        Shipping Costs—All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $67.1 million in 2002, $54.9 million in 2001 and $62.5 million in 2000.

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

        Stock-Based Compensation—Stock-based compensation is recognized using the intrinsic value method. Pro forma net income and earnings per share impacts are presented in note 13 as if the fair value method had been applied. During December 2002, the Financial Accounting Standards Board "FASB" issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have determined that we will continue to use the intrinsic value based method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" in our accounting for stock-based employee compensation.

        Comprehensive Income—SFAS No. 130, "Reporting Comprehensive Income," requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. As a result, comprehensive income is presented net of tax within the accompanying statements of stockholders' equity for the years ending December 31, 2002 and 2001. There are no differences between comprehensive income and net income for the year ended December 31, 2000. See note 11 for comprehensive income (loss) information.

2.    NEW ACCOUNTING PRONOUNCEMENTS

        During June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on our financial statements.

        During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have determined that we will continue to use the intrinsic value based method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" in our accounting for stock-based employee compensation. See note 13 for a complete discussion of stock-based employee compensation.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirely from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN No. 45 are effective for the year ended December 30, 2002. We believe the provisions of FIN No. 45 will not have a material effect on our financial position or results of operations.

        In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003. We believe the provisions of FIN No. 46 will not have a material effect on our financial position or results of operations.

3.    RECEIVABLES

        On November 15, 2002, we entered into a new agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $75,000,000, as permitted by the Securitization. Our previous securitization agreement was terminated on July 20, 2001. In conjunction with the sale of receivables, we recorded losses of $242,000, $2,200,000 and $4,539,000 for 2002, 2001 and 2000, respectively, which are included as selling and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the relevant securitization, to the monthly balance in the ownership interest sold.

        At December 31, 2002, the unpaid balance of accounts receivable in the defined pool was approximately $146 million. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We have a subordinated interest of approximately $71 million in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During 2002, we received approximately $150.0 million from the sales of receivables under the Securitization.

4.    INVENTORIES

        The major classes of inventories were as follows:

	December 31,
In Thousands
	2002	2001
Raw materials and supplies	$38,578	$24,883
Finished goods	75,997	51,236

Inventories	$114,575	$76,119

5.    PROPERTY, PLANT AND EQUIPMENT, AT COST

        Property, plant and equipment consisted of the following:

	December 31,
In Thousands
	2002	2001
Machinery and equipment	$960,347	$949,520
Land and land improvements	27,192	27,792
Buildings	31,165	31,965
Construction in progress	14,659	8,423

Property, plant and equipment, at cost	$1,033,363	$1,017,700

6.    ASSET WRITE-OFF AND OTHER RELATED CHARGES

        In December 2001, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of," we assessed the recoverability of the remaining carrying value of the sodium chlorate plant when it became evident that it was technologically obsolete by industry standards and it could not comply with Louisiana environmental regulations. The estimated future undiscounted cash flows of the sodium chlorate plant did not justify the asset valuation that was recorded on our books. Pursuant to SFAS No. 121, a fair value analysis of the sodium chlorate plant indicated that it should be completely written off to reduce the carrying amount to its fair value. In addition to the impairment-related charges of $4.9 million, we accrued $0.5 million for post-closure related items.

7.    OTHER ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

	December 31,
In Thousands
	2002	2001
Advances and deposits for long-term purchase contracts	$40,798	$33,204
Debt issuance costs	11,400	13,510
Other	26,068	22,475

Other assets	$78,266	$69,189

        Debt issuance costs amortized as interest expense during 2002, 2001 and 2000 were $3,417,000, $3,261,000 and $3,931,000, respectively.

8.    GOODWILL

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Effective January 1, 2002, with the adoption of SFAS No. 142, goodwill is no longer amortized. Prior to January 1, 2002 goodwill was being amortized on a straight-line basis over a period of 35 years. As a result of the adoption of SFAS No. 142, the $77.7 million carrying value of remaining goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

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

        As of January 1, 2002, the carrying value of goodwill was $77.7 million and assigned to the compounds reporting unit. We performed the goodwill impairment test subsequent to the end of the first quarter of 2002 by comparing the carrying value of the compounds reporting unit (as of January1, 2002) to fair value and concluded that there has been no impairment of the goodwill of the compounds reporting unit.

        Our assessment of goodwill is based on the requirements of SFAS No. 142 which requires management to estimate the fair value of the company and its reporting units. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses. For goodwill, any one of a number of future events could cause us to conclude that impairment indicators exist and the carrying value of these assets cannot be recovered.

        Net income (loss) and earnings (loss) per share, adjusted to include the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

	Year ended December 31,
Net income (loss):	2002	2001	2000
Reported net income (loss)	$31,195	$(12,043)	$64,180
Goodwill amortization	—	1,585	1,585

Adjusted net income (loss)	$31,195	$(10,458)	$65,765

Basic earnings (loss) per share:	2002	2001	2000
Reported net income (loss)	$0.98	$(0.38)	$2.04
Goodwill amortization	—	0.05	0.05

Adjusted net income (loss)	$0.98	$(0.33)	$2.09

Diluted earnings (loss) per share:	2002	2001	2000
Reported net income (loss)	$0.97	$(0.38)	$2.03
Goodwill amortization	—	0.05	0.05

Adjusted net income (loss)	$0.97	$(0.33)	$2.08

9.    LONG-TERM DEBT

        Long-term debt consisted of the following:

	December 31,
In Thousands
	2002	2001
Senior credit facility
Tranche A term loan	$—	$92,670
Tranche B term loan	—	195,363
Tranche C term loan	149,780	—
7 5/8% notes due 2005	100,000	100,000
10 3/8% notes due 2007	200,000	200,000
Other	27,206	36,059

Total debt	476,986	624,092
Less current portion	600	38,677

Long-term debt	$476,386	$585,415

        On November 12, 1999, we entered into a new senior credit facility and issued $200,000,000 of eight-year unsecured 10 3/8 percent notes. The senior credit facility included a tranche A term loan of $225,000,000, a tranche B term loan of $200,000,000 and a revolving credit facility of up to $100,000,000. The net proceeds from these transactions were used to fund the acquisition of the vinyls business of CONDEA Vista Company, replace the prior unsecured revolving credit facility and term loan, purchase assets leased pursuant to the cogeneration facility lease and pay related fees and expenses of approximately $16,598,000.

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

        On August 9, 2002, we entered into an Amended and Restated Credit Agreement, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 2 dated as of June 30, 2001. The amendment creates a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. The revolving credit facility matures November 12, 2005, while the new Tranche C Term Loan matures on May 12, 2007 unless we refinance our subordinated 10 3/8 percent notes, in which case it matures on May 12, 2009. We were required to pay an arrangement fee equal to .375 percent of the sum of the Tranche C Term Loan and an amendment fee equal to .10 percent of the revolving facility.

        As of December 31, 2002, $86.8 million was available for borrowing under the terms of the senior credit facility. An annual commitment fee, which ranges from 0.375 percent to 0.5 percent (currently 0.5 percent), is required to be paid on the undrawn portion of the commitments under the senior credit facility. For any of the loans under the senior credit facility, we may choose to pay interest based on the prime rate of the JP Morgan Chase Bank plus the applicable pricing margin or London Interbank Offered Rate ("LIBOR") plus the applicable pricing margin. For 2002, the average interest rates for the tranche C term loan was 4.32 percent. For 2002, 2001 and 2000, the average interest rate for the tranche A term loan were 4.93 percent, 6.74 percent and 8.75 percent, for the tranche B term loan were 4.93 percent, 7.11 percent and 9.19 percent and for the revolving credit facility were 6.28 percent, 7.79 percent and 10.55 percent, respectively. The senior credit facility is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

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

        Scheduled maturities of long-term debt outstanding at December 31, 2002 are $600,000 in 2003, $600,000 in 2004, $100,600,000 in 2005, $74,140,000 in 2006, $273,840,000 in 2007 and $27,206,000 thereafter. Cash payments for interest during 2002, 2001 and 2000, excluding debt issuance costs, were $46,359,000, $54,736,000 and $63,123,000, respectively.

10.    RELATED PARTY TRANSACTIONS

        PHH Monomers, LLC ("PHH"), is our 50 percent-owned manufacturing joint venture with PPG Industries, Inc ("PPG"). Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We purchase our share of the raw materials ($79.1 million in 2002, $76.4 million in 2001 and $116.9 million in 2000), and pay 50 percent of the processing costs ($20.5 million in 2002, $23.4 million in 2001 and $23.9 million in 2000) for the right to 50 percent of the vinyl chloride monomer ("VCM") production of PHH, which is connected by pipeline to our Lake Charles VCM facility. PHH has a capacity of 1,150 million pounds. The chlorine needs of the PHH Monomer's facility are supplied via pipeline, under a long-term market price based contract with PPG.

11.    COMPREHENSIVE INCOME (LOSS) INFORMATION

        The components of the ending balances of accumulated other comprehensive income (loss) are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

In thousands	December 31, 2002	December 31, 2001
Cumulative interest rate swap valuation to market	$—	$(2,363)
Additional minimum pension liability	(504)	(552)

Accumulated other comprehensive loss	$(504)	$(2,915)

        The components of total comprehensive income (loss) are shown as follows:

Total comprehensive income

	Year ended December 31,
In thousands
	2002	2001
Net income (loss)	$31,195	$(12,043)
Other comprehensive income (loss) net of tax:
Reclassification adjustment—interest rate swap	2,363	(2,363)
Minimum pension liability adjustment	48	(552)

Total comprehensive income (loss)	$33,606	$(14,958)

        As discussed in note 9, we amended our Senior Credit Agreement on August 9, 2002. This amendment created a new tranche C term loan that was used to repay our existing tranche A and tranche B loans. We had entered into, in November 2000, an interest rate swap agreement for a notional amount of $100 million that was designated as a cash flow hedge to effectively convert a portion of the tranche B term loan to a fixed rate basis. Under the terms of the swap the difference between fixed- and floating-rate interest amounts calculated on the agreed upon notional principal amount of $100 million were exchanged at specified intervals. In September 2002, rather than re-designating the interest rate swap, we chose to cancel the agreement. We recognized a loss on the termination of the swap of $0.5 million, net of tax.

12.    STOCKHOLDERS' EQUITY

        During 2000 we repurchased 9,400 shares of common stock for $121,000. As of December 31, 2002, we had authorization to repurchase 5,216,200 additional shares under a common stock repurchase program that is currently suspended. During 2002 and 2001 we did not repurchase any shares of our common stock.

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

13.    RESTRICTED STOCK, STOCK OPTION AND PURCHASE PLANS

        Restricted stock awards and options to purchase our common stock have been granted to employees under plans adopted in 1998 and 2002. Under the 1998 and 2002 Equity and Performance Incentive Plans, approved by our stockholders, we may grant options to purchase up to 3,500,000 shares to employees and non-employee directors.

        Restricted Stock—We granted restricted stock awards for 113,125 shares of Georgia Gulf common stock during 2002 to key employees of the company. The weighted average grant date fair value per share of restricted stock granted during 2002 was $24.00. The restricted shares vest over a three-year period. Compensation expense for the 2002 vesting of the award was $665,000, net of tax. The unamortized costs of unvested restricted stock awards of $2,050,000 at December 31, 2002 are included in stockholders' equity and are being amortized on a straight-line basis over the three-year vesting period.

        Stock Options—Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the grant. Options to purchase our common stock under a 1990 plan expired during 2000.

        A summary of stock option activity under all plans is as follows:

	Year Ended December 31,
	2002		2001		2000
	Shares	Exercise Price(1)	Shares	Exercise Price(1)	Shares	Exercise Price(1)
Outstanding at beginning of year	1,884,750	$25.00	1,452,583	$27.70	1,697,731	$25.46
Granted	324,000	23.35	490,500	16.90	—	—
Exercised	(110,201)	15.66	(1,000)	15.44	(195,865)	9.12
Forfeited/Expired	(54,000)	22.50	(57,333)	24.44	(49,283)	24.34

Outstanding at year end	2,044,549	$25.31	1,884,750	$25.00	1,452,583	$27.70

Exercisable at year end	1,437,885	$27.43	1,120,926	$28.98	752,759	$30.19
Options available for grant	1,400,541		283,666		716,833

(1)
Weighted average

        The following table summarizes information about stock options at December 31, 2002:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Exercise Price(1)	Remaining Contractual Life(1)	Shares	Exercise Price(1)
$15.44 to $20.00	742,549	$16.31	7.21 years	453,885	$15.94
$20.01 to $25.00	318,000	23.35	9.10 years	—	—
$25.01 to $30.00	455,000	29.31	6.87 years	455,000	29.31
$30.01 to $36.50	529,000	35.66	3.89 years	529,000	35.66

Total $15.44 to $36.50	2,044,549	$25.31	6.57 years	1,437,885	$27.43

(1)
Weighted average

        Stock Purchase Plan—Our stockholders have approved a qualified, employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee's base salary. In connection with this stock purchase plan, 642,532 shares of common stock are reserved for future issuances. Under this plan, 180,648, 199,957 and 236,953 shares of common stock were issued at $15.84, $14.85 and $14.85 per share during 2002, 2001 and 2000, respectively.

        Pro Forma Effect of Stock Compensation Plans—We account for our stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation was recognized in 2002, 2001 and 2000 for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2002, 2001 and 2000 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively.

        For stock option grants:

	Year ended December 31,
	2002	2001	2000
Risk-free interest rate	5.28%	5.26%	6.11%
Expected life	8 years	9 years	9 years
Expected volatility	44%	44%	44%
Expected dividend yield	1.31%	2.00%	1.00%

        For stock purchase plan rights:

	Year ended December 31,
	2002	2001	2000
Risk-free interest rate	2.40%	5.26%	6.11%
Expected life	1 year	1 year	1 year
Expected volatility	44%	44%	44%
Expected dividend yield	1.73%	2.00%	1.00%

        Using the above assumptions, additional compensation expense under the fair value method would be:

	Year ended December 31,
In thousands
	2002	2001	2000
For stock option grants	$3,746	$3,413	$3,413
For stock purchase plan rights	894	1,152	1,392

Total	4,640	4,565	4,805
Provision for income taxes	1,671	1,643	1,730

Total, net of taxes	$2,969	$2,922	$3,075

Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income (loss) and earnings (loss) per common share would have been the following pro forma amounts:

	Year ended December 31,
In Thousands, Except Per Share Data
	2002	2001	2000
Net income (loss)
As reported	$31,195	$(12,043)	$64,180
Pro forma	28,226	(14,965)	61,105
Basic earnings (loss) per share
As reported	$0.98	$(0.38)	$2.04
Pro forma	0.88	(0.45)	1.95
Diluted earnings (loss) per share
As reported	$0.97	$(0.38)	$2.03
Pro forma	0.88	(0.45)	1.94

14.    EMPLOYEE RETIREMENT PLANS

        We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately $4,036,000, $4,707,000 and $4,452,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        Major assumptions used in accounting for pension plans are presented as weighted-averages:

	As of December 31,
	2002	2001	2000
Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	6.15%	6.15%	5.50%

        The amount of net periodic benefit cost recognized includes the following components:

	Year ended December 31,
In Thousands
	2002	2001	2000
Components of periodic benefit cost:
Service cost	$2,401	$2,528	$2,976
Interest cost	3,794	3,837	3,524
Expected return on assets	(5,632)	(5,112)	(6,104)
Amortization of:
Transition obligation	243	375	344
Prior service cost	100	97	97
Actuarial gain	(601)	(1,089)	(1,180)

	305	636	(343)
Curtailment charge	(22)	—	—
Settlement benefit	—	—	262

Total net periodic benefit (income) cost	$283	$636	$(81)

        The reconciliations of the beginning and ending balances of the benefit obligation for our defined benefit plans and the fair value of plan assets were as follows:

	December 31,
In Thousands
	2002	2001
Change in benefit obligation:
Net benefit obligation at beginning of year	$56,282	$47,959
Service cost	2,401	2,528
Interest cost	3,794	3,837
Actuarial (gain) loss	(1,216)	3,571
Plan amendments	43	—
Settlements	(187)	—
Gross benefits paid	(1,689)	(1,613)

Net benefit obligation at end of year	$59,428	$56,282

Change in plan assets:
Fair value of plan assets at beginning of year	$63,200	$71,249
Actual return on plan assets	(8,660)	(7,288)
Employer contributions	615	853
Settlements	—	—
Gross benefits paid	(1,689)	(1,613)

Fair value of plan assets at end of year	$53,466	$63,201

        The funded status of our defined benefit plans and the amounts recognized in the statement of financial position were as follows:

	December 31,
In Thousands
	2002	2001
Reconciliation of funded status:
Funded status at end of year	$(5,961)	$6,919
Unrecognized net actuarial (gain) loss	6,713	(6,832)
Unrecognized prior service cost	230	320
Unrecognized net transition obligation	955	1,198

Net amount recognized at end of year	$1,937	$1,605

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$7,843	$7,541
Accrued benefit cost	(5,906)	(5,937)
Additional minimum liability	(966)	(1,097)
Intangible asset	178	235
Accumulated other comprehensive loss	788	863

Net amount recognized at end of year	$1,937	$1,605

15.    INCOME TAXES

        The provision (benefit) for income taxes was as follows:

	Year Ended December 31,
In Thousands
	2002	2001	2000
Current:
Federal	$11,337	$(19,341)	$11,669
State	1,025	314	918

	12,362	(19,027)	12,587

Deferred:
Federal	4,260	3,057	21,433
State	924	1,052	2,092

	5,184	4,109	23,525

Provision for income taxes	$17,546	$(14,918)	$36,112

        The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	2.6	3.3	2.0
Effect of favorable settlement of tax audits	—	(19.3)	—
Extraterritorial income exclusion	(0.9)	(2.6)	—
Percentage depletion	(1.2)	(2.1)	(0.6)
Other	0.5	0.4	(0.4)

Effective income tax rate	36.0%	(55.3)%	36.0%

        Cash payments for income taxes during 2002, 2001 and 2000 were $9,482,000, $1,100,000 and $32,201,000 respectively.

        Our net deferred tax liability consisted of the following major items:

	December 31,
In Thousands
	2002	2001
Deferred tax assets:
Receivables	$668	$901
Inventories	1,716	1,156
Vacation	2,007	1,950
Other	1,266	3,090

Total deferred tax assets	5,657	7,097
Deferred tax liability:
Property, plant and equipment	(126,250)	(120,868)

Net deferred tax liability	$(120,593)	$(113,771)

        We believe, based on our history of operating expenses and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 2002.

16.    COMMITMENTS AND CONTINGENCIES

        Leases—We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. Future minimum payments under these non-cancelable operating leases as of December 31, 2002, are $16.5 million in 2003, $11.8 million in 2004, $9.1 million in 2005, $8.1 million in 2006, $6.1 million in 2007 and $16.8 million thereafter. Total lease expense was approximately $19,315,000, $20,351,000 and $21,483,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Letters of Credit—As of December 31, 2002 and 2001, we had outstanding letters of credit totaling approximately $30,909,000 and $22,734,000, respectively. These letters of credit, which have terms from one month to one year, provide additional security for the payment of a loan and financial assurance to states for environmental closure, post-closure costs, and third party liability awards.

        Purchase Commitments—We have certain take-or-pay raw material purchase agreements with various terms extending through 2014. In September 2002, we acquired a take-or-pay contract for supply of ethylene from a major producer under a purchase arrangement that is cost based. Contract acquisition costs of $6.6 million together with fixed and determinable costs ($0.4 million per month through February 2008) are capitalized as incurred and the sum of these known costs is amortized over the life of the contract (expiring December 2011) based on the consumption of the ethylene. In addition to the contract purchased in the third quarter of 2002, we have two similar agreements to purchase ethylene from the same producer with similar terms.

        Under the terms of these three agreements, the cost of the ethylene is comprised of two components-the amortization of the fixed and determinable costs and a factor that represents, and varies based upon, the cost of manufacturing ethylene. The aggregate amounts of the fixed and determinable portion of the required payments under the three agreements are $11.9 million for each of the years 2003 through 2007 and $5.4 million for the year 2008. The aggregate amount of payments made under the three agreements for purchases in 2002, 2001 and 2000 were $51.9 million, $54.7 million and $48.9 million, respectively.

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

        On July 31, 2000, Georgia Gulf Lake Charles, LLC, received a Complaint, Compliance Order and Notice of Opportunity for a Hearing from the United States Environmental Protection Agency, Region 6 ("EPA"), which arose from an inspection conducted by the EPA at the Lake Charles facility on December 6-8, 1999. The EPA sought to assess a fine of $701,605 and to require certain corrective actions to be taken as a result of various alleged violations of the United States Resource Conservation and Recovery Act, including failure to make adequate hazardous waste determinations, failure to adequately characterize wastes before disposal, and failure to obtain permits for operations of alleged hazardous waste facilities. On December 23, 2002, a Consent Agreement and Final Order was filed settling the case. Under this order we will pay a total penalty in the amount of $30,000 and modify certain immaterial operational procedures.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

17.    EXPORT SALES

        Export sales were approximately 12 percent, 13 percent and 11 percent of our sales for the years ended December 31, 2002, 2001 and 2000, respectively. The principal international markets we serve include Canada, Mexico, Latin America, Europe and Asia.

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

        We maintain floating rate debt (e.g., senior credit facility), which exposes us to changes in interest rates going forward. As discussed in note 9, we amended our Senior Credit Agreement on August 9, 2002. This amendment created a new Tranche C term loan that was used to repay our existing Tranche A and Tranche B loans. We had entered into, in November 2000, an interest rate swap agreement for a notional amount of $100 million that was designated as a cash flow hedge to effectively convert a portion of the Tranche B term loan to a fixed rate basis. Under the terms of the swap, the difference between fixed-and floating-rate interest amounts calculated on the agreed upon notional principal amount of $100 million were exchanged at specified intervals. In September 2002, rather than re-designating the interest rate swap, we chose to cancel the agreement. We recognized a loss on the termination of the swap of $0.5million, net of tax. See note 11 for a complete discussion of comprehensive income loss information.

        Following is a summary of financial instruments where the fair values differ from the recorded amounts as of December 31, 2002 and 2001:

	December 31,
	2002		2001
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
7 5/8% notes due 2005	$100,000	$102,500	$100,000	$101,801
10 3/8% notes due 2007	200,000	217,500	200,000	210,500
Interest rate swap agreement in payable position	—	—	—	3,692

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

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income:

	Year Ended December 31,
In Thousands
	2002	2001	2000
Weighted average shares outstanding—basic	31,988	31,716	31,408
Plus incremental shares from assumed conversions:
Options	142	—	76
Employee stock purchase plan rights	63	—	56

Weighted average shares outstanding—diluted	32,193	31,716	31,540

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

Industry Segments

In Thousands	Chlorovinyls		Aromatics	Corporate and General Plant Services		Total
Year Ended December 31, 2002:
Net sales	$1,011,011		$219,740	$—		$1,230,751
Operating income (loss)	114,582		(3,343)	(12,919	)(2)	98,320
Depreciation and amortization	49,831		11,929	6,308		68,068
Capital expenditures	16,847		2	622		17,471
Total assets	722,564		82,942	70,052		875,558
Year Ended December 31, 2001:
Net sales	$983,362		$222,534	$—		$1,205,896
Operating income (loss)	61,979	(1)	(15,748)	(15,877	)(2)	30,354
Asset write-off and other charges	(5,438)		—	—		(5,438)
Depreciation and amortization	52,992	(3)	13,121	6,467		72,579
Capital expenditures	15,737		243	1,868		17,848
Total assets	741,472		94,954	106,395		942,821
Year Ended December 31, 2000:
Net sales	$1,244,734		$336,919	$—		$1,581,653
Operating income (loss)	192,325		(9,694)	(14,598	)(2)	168,033
Depreciation and amortization	52,479		13,614	7,238		73,331
Capital expenditures	15,166		504	6,069		21,739
Total assets	808,218		150,424	87,967		1,046,609

(1)
Chlorovinyl's operating income for the year ended December 31, 2001, includes the asset write-off and related charges.

(2)
Includes shared services, administrative and legal expense, along with the cost of our receivables program.

(3)
Chlorovinyl's depreciation and amortization for the year ended December 31, 2001, with the asset write-off is $57,897.

Geographic Areas

	Year Ended December 31,
In Thousands
	2002	2001	2000
Sales:
Domestic	$1,087,147	$1,045,960	$1,405,889
Foreign	143,604	159,936	175,764

Total	$1,230,751	$1,205,896	$1,581,653

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

In Thousands, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net Sales	$260,881	$308,509	$342,594	$318,767
Gross margin	25,252	27,959	52,785	38,009
Operating income	13,814	18,863	39,745	25,898
Net income	608	3,828	17,066	9,693
Basic earnings per share	0.02	0.12	0.53	0.30
Diluted earnings per share	0.02	0.12	0.53	0.30
Dividends per common share	0.08	0.08	0.08	0.08
2001
Net Sales	$368,883	$337,396	$267,408	$232,209
Gross margin	17,356	20,722	29,245	13,133
Operating income (loss)	4,715	9,759	18,391	(2,511)
Net income (loss)	(6,640)	(2,902)	2,497	(4,998)
Basic earnings (loss) per share	(0.21)	(0.09)	0.08	(0.16)
Diluted earnings (loss) per share	(0.21)	(0.09)	0.08	(0.16)
Dividends per common share	0.08	0.08	0.08	0.08

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$8,008	$11	$—	$8,019
Receivables	275,542	2,076	70,631	(288,646)	59,603
Inventories	—	114,575	—	—	114,575
Prepaid expenses	913	9,268	212	—	10,393
Deferred income taxes	—	5,657	—	—	5,657

Total current assets	276,455	139,584	70,854	(288,646)	198,247

Plant, property and equipment, at cost	1,136	1,032,227	—	—	1,033,363
Less accumulated depreciation	939	511,098	—	—	512,037

Plant, property and equipment, net	197	521,129	—	—	521,326

Goodwill	—	77,720	—	—	77,720
Other assets	18,187	60,079	—	—	78,266
Investment in subsidiaries	174,206	64,073	—	(238,279)	—

Total Assets	$469,045	$862,585	$70,854	$(526,925)	$875,559

Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	4,789	387,006	6,774	(288,899)	109,670
Interest payable	4,632	18	—	—	4,650
Accrued compensation	—	14,325	—	—	14,325
Other accrued liabilities	6,872	11,006	—	—	17,878

Total current liabilities	16,293	412,955	6,774	(288,899)	147,123
Long-term debt	327,206	149,180	—	—	476,386
Deferred income taxes	—	126,250	—	—	126,250
Stockholders' equity
Common stock	323	6	19	(25)	323
Additional paid-in capital	23,499	7,940	136,771	(144,711)	23,499
Deferred compensation	(2,050)	—	—	—	(2,050)
Retained earnings	103,774	166,254	(72,710)	(93,290)	104,028

Total stockholders' equity	125,546	174,200	64,080	(238,026)	125,800

Total liabilities and stockholders' equity	$469,045	$862,585	$70,854	$(526,925)	$875,559

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$10,020	$10	$—	$10,030
Receivables	289,638	129,029	2,273	(293,080)	127,860
Inventories	—	76,119	—	—	76,119
Prepaid expenses	2,696	3,662	—	—	6,358
Deferred income taxes	—	7,097	—	—	7,097

Total current assets	292,334	225,927	2,283	(293,080)	227,464

Plant, property and equipment, at cost	1,136	1,016,564	—	—	1,017,700
Less accumulated depreciation	849	448,403	—	—	449,252

Plant, property and equipment, net	287	568,161	—	—	568,448

Goodwill	—	77,720	—	—	77,720
Other assets	16,106	53,083	—	—	69,189
Investment in subsidiaries	140,108	2,275	—	(142,383)	—

Total Assets	$448,835	$927,166	$2,283	$(435,463)	$942,821

Current portion of long-term debt	$—	$38,677	$—	$—	$38,677
Accounts payable	5,979	360,079	6	(293,080)	72,984
Interest payable	4,894	52	—	—	4,946
Accrued compensation	—	6,379	—	—	6,379
Other accrued liabilities	6,909	10,009	—	—	16,918

Total current liabilities	17,782	415,196	6	(293,080)	139,904
Long-term debt	336,059	249,356	—	—	585,415
Deferred income taxes	—	120,868	—	—	120,868
Stockholders' equity
Common stock	319	6	19	(25)	319
Additional paid-in capital	15,624	7,940	—	(7,940)	15,624
Retained earnings	79,051	133,800	2,258	(134,418)	80,691

Total stockholders' equity	94,994	141,746	2,277	(142,383)	96,634

Total liabilities and stockholders' equity	$448,835	$927,166	$2,283	$(435,463)	$942,821

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Income Statement

Year Ended December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,380	$1,230,751	$465	$(10,845)	$1,230,751

Operating costs and expenses
Cost of sales	—	1,086,746	—	—	1,086,746
Selling and administrative	10,553	45,798	433	(11,099)	45,685

Total operating costs and expenses	10,553	1,132,544	433	(11,099)	1,132,431

Operating income (loss)	(173)	98,208	32	253	98,320
Other income (expense)
Interest expense, net	(4,757)	(44,822)	—	—	(49,579)
Equity in income of subsidiaries	34,098	27	—	(34,125)	—

Income from continuing operations before taxes	29,168	53,413	32	(33,872)	48,741
Provision (benefit) for income taxes	(1,774)	19,320	—	—	17,546

Net income (loss)	$30,942	$34,093	$32	$(33,872)	$31,195

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Income Statement

Year Ended December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,380	$1,206,193	$2,502	$(13,179)	$1,205,896

Operating costs and expenses
Cost of sales	—	1,125,439	—	—	1,125,439
Selling and administrative	8,939	46,389	2,516	(13,179)	44,665
Asset write-off and other related charges	—	5,438	—	—	5,438

Total operating costs and expenses	8,939	1,177,266	2,516	(13,179)	1,175,542

Operating income	1,441	28,927	(14)	—	30,354
Other income (expense)
Interest expense, net	(32,272)	(25,043)	—	—	(57,315)
Equity in income of subsidiaries	7,680	(7)	—	(7,673)	—

Income from continuing operations before taxes	(23,151)	3,877	(14)	(7,673)	(26,961)
Benefit from income taxes	(11,108)	(3,806)	(4)	—	(14,918)

Net income (loss)	$(12,043)	$7,683	$(10)	$(7,673)	$(12,043)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Income Statement

Year Ended December 31, 2000

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,400	$1,588,971	$10,891	$(28,609)	$1,581,653

Operating costs and expenses
Cost of sales	—	1,377,711	—	(9,725)	1,367,986
Selling and administrative	6,522	52,865	5,131	(18,884)	45,634

Total operating costs and expenses	6,522	1,430,576	5,131	(28,609)	1,413,620

Operating income	3,878	158,395	5,760	—	168,033
Other income (expense)
Interest expense, net	(32,551)	(35,190)	—	—	(67,741)
Equity in income of subsidiaries	82,531	2,281	—	(84,812)	—

Income from continuing operations before taxes	53,858	125,486	5,760	(84,812)	100,292
Provision (Benefit) for income taxes	(10,322)	45,060	1,374	—	36,112

Net income	$64,180	$80,426	$4,386	$(84,812)	$64,180

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$30,942	$34,093	$32	$(33,872)	$31,195
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,307	66,733	27	—	68,068
Provision for deferred income taxes	—	6,822	—	—	6,822
Tax benefit related to stock plans	578	—	—	—	578
Change in operating assets, liabilities and other	(18,295)	107,834	(61,829)	33,872	61,583

Net cash provided by operating activities	14,533	215,482	(61,769)	—	168,246

Cash flows from investing activities:
Capital expenditures	—	(17,471)	—	—	(17,471)
Investment in equity affiliates	—	(136,770)	—	136,770	—
Dividends received from subsidiary	—	75,000	—	(75,000)	—

Net cash (used in) provided by investing activities	—	(79,241)	—	61,770	(17,471)

Cash flows from financing activities:
Long-term debt proceeds	1,148	276,000	—	—	277,148
Long-term debt payments	(10,000)	(414,253)	—	—	(424,253)
Proceeds from issuance of common stock	4,588	—	—	—	4,588
Additional proceeds from issuance of common stock to guarantor subsidiaries	—	—	136,770	(136,770)	—
Dividends paid	(10,269)	—	(75,000)	75,000	(10,269)

Net cash (used in) provided by financing activities	(14,533)	(138,253)	61,770	(61,770)	(152,786)

Net change in cash and cash equivalents	—	(2,012)	1	—	(2,011)
Cash and cash equivalents at beginning of year	—	10,020	10	—	10,030

Cash and cash equivalents at end of year	$—	$8,008	$11	$—	$8,019

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(12,043)	$7,683	$(10)	$(7,673)	$(12,043)
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,427	71,106	46	—	72,579
Asset write-off and other related charges	—	5,438	—	—	5,438
Provision for deferred income taxes	—	2,469	—	—	2,469
Tax benefit related to stock plans	164	—	—	—	164
Equity in (income) loss of subsidiaries	(7,680)	7	—	7,673	—
Change in operating assets, liabilities and other	23,872	(52,672)	1,438	—	(27,362)

Net cash provided by operating activities	5,740	34,031	1,474	—	41,245

Cash flows from investing activities
Capital expenditures	(59)	(17,789)	—	—	(17,848)
Dividends received from subsidiary	1,524	—	—	(1,524)	—

Net cash (used in) provided by investing activities	1,465	(17,789)	—	(1,524)	(17,848)

Cash flows from financing activities
Long-term debt proceeds	1,599	84,950	—	—	86,549
Long-term debt payments	—	(94,794)	—	—	(94,794)
Proceeds from issuance of common stock	2,984	—	—	—	2,984
Proceeds and retirement of common stock	1	—	(1)	—	—
Dividends paid	(10,148)	—	(1,524)	1,524	(10,148)

Net cash (used in) provided by financing activities	(5,564)	(9,844)	(1,525)	1,524	(15,409)

Net change in cash and cash equivalents	1,641	6,398	(51)	—	7,988
Cash and cash equivalents at beginning of year	—	1,982	60	—	2,042

Cash and cash equivalents at end of year	$1,641	$8,380	$9	$—	$10,030

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2000

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income	$64,180	$80,426	$4,386	$(84,812)	$64,180
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,376	71,841	114	—	73,331
Provision for deferred income taxes	—	23,525	—	—	23,525
Tax benefit related to stock plans	2,048	—	—	—	2,048
Equity in income of subsidiaries	(82,531)	(2,281)	—	84,812	—
Change in operating assets, liabilities and other	12,270	(10,450)	(2,261)	—	(441)

Net cash provided by continuing operations	(2,657)	163,061	2,239	—	162,643
Net cash used in discontinued operations	—	443	—	—	443

Net cash provided by operating activities	(2,657)	163,504	2,239	—	163,086

Cash flows from investing activities
Capital expenditures	(88)	(21,651)	—	—	(21,739)
Dividends received from subsidiary	2,200	—	—	(2,200)	—

Net cash (used in) provided by investing activities	2,112	(21,651)	—	(2,200)	(21,739)

Cash flows from financing activities
Long-term debt proceeds	1,264	52,550	—	—	53,814
Long-term debt payments	—	(192,674)	—	—	(192,674)
Proceeds from issuance of common stock	5,305	—	—	—	5,305
Proceeds and retirement of common stock	(121)	—	—	—	(121)
Dividends paid	(10,053)	—	(2,200)	2,200	(10,053)

Net cash (used in) provided by financing activities	(3,605)	(140,124)	(2,200)	2,200	(143,729)

Net change in cash and cash equivalents	(4,151)	1,730	39	—	(2,382)
Cash and cash equivalents at beginning of year	4,151	252	21	—	4,424

Cash and cash equivalents at end of year	$—	$1,982	$60	$—	$2,042

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On May 21, 2002 we filed a Current Report on Form 8-K. Item 4—"Changes in Registrant's Certifying Accountant" was filed as follows:

"On May 20, 2002, the Audit Committee of the Board of Directors of Georgia Gulf Corporation ("Georgia Gulf") voted to dismiss its independent public accountants, Arthur Andersen LLP ("Arthur Andersen"), and to engage the services of Deloitte & Touche LLP ("Deloitte & Touche") to serve as Georgia Gulf's independent public accountants for Georgia Gulf's 2002 fiscal year, effective immediately.

Arthur Andersen's reports on Georgia Gulf's consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000, and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on Georgia Gulf's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Georgia Gulf provided Arthur Andersen with a copy of the foregoing disclosures. Attached, as Exhibit 16.1, is a copy of Arthur Andersen's letter, dated May 17, 2002, stating its agreement with such statements.

During the fiscal years ended December 31, 2001 and 2000 and through the date hereof, Georgia Gulf did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Georgia Gulf's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

The exhibit filed with this document, a letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002, has not been included herein. See Current Report on Form 8-K, filed May 21, 2002."

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 20, 2003 is hereby incorporated by reference in response to this item.

        The following is additional information regarding our executive officers who are not directors, as of February 28, 2003:

        Richard B. Marchese, 61, has served as Vice President Finance and Chief Financial Officer of Georgia Gulf since May 1989.

        Joel I. Beerman, 53, has served as Vice President, General Counsel and Secretary since February 1994.

        William H. Doherty, 48, has served as Vice President, Vinyl Compounds Group since December 1999. Before then, Mr. Doherty served as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

        C. Douglas Shannon, 51, has served as Vice President, Chemicals Groups since December 1999. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from

July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and managed feedstock purchasing.

        Mark J. Seal, 51, has served as Vice President, Polymer Group since August 1993.

        James T. Matthews, 49, has served as Corporate Controller since March 2001, and was also elected Vice President Treasurer in December 2002. Prior to that, Mr. Matthews had served as Vice President of Finance of Containerboard Division of The Mead Corporation since 1997.

        Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11. EXECUTIVE COMPENSATION.

        The information set forth under the captions "Election of Directors" and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2003 is hereby incorporated by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information set forth in Part II Item 5 of this Form 10-K under the caption "Securities Authorized for Issuance under Equity Compensation Plans" and under the captions "Principal Stockholders" and "Security Ownership of Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2003 is hereby incorporated by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        We have not had any transactions required to be reported under this item for the calendar year 2002, or for the period from January 1, 2003 to the date of this report.

Item 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President of Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
The following documents are filed as a part of this Form 10-K:
(1)
Consolidated Balance Sheets as of December 31, 2002 and 2001

    Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

    Report of Management

    Report of Independent Public Accountants

  (2)
  Financial Statement Schedules:

    Report of Independent Public Accountants on Financial Statement Schedule

    The following financial statement schedule is for the years ended December 31, 2002, 2001 and 2000:

    II Valuation and Qualifying Accounts

  Schedules other than the one listed above are omitted because they are not required and are inapplicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

  (3)
  Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

        The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Public Accountants
99.1	Management representation of Audit Assurance from Arthur Andersen LLP
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K Report dated December 10, 2002, filed on December 11, 2002.

Exhibit No.	Description
99.1	Receivables Purchase Agreement Dated as of November 15, 2002 Among GGRC Corp., as Seller and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as Purchaser and Wachovia Bank, National Association as Administrative Agent.
99.2	Receivables Sale Agreement Dated as of November 15, 2002 Among Georgia Gulf Corporation as a Seller, Georgia Gulf Chemicals and Vinyls, LLC as a Seller and Georgia Gulf Lake Charles LLC as a Seller and GGRC Corp., as the Company.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q Report for the quarter ended June 30, 2002, filed August 13, 2002:

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement dated as of August 9, 2002, amending the Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000 and Amendment No. 2 dated as of June 30, 2001, among Georgia Gulf Corporation, the Eligible Subsidiaries party thereto, the Lenders party thereto and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank), as Administrative Agent.

        The following exhibit is incorporated by reference to Appendix A to Georgia Gulf's proxy statement filed April 10, 2002.

Exhibit No.	Description
*10	2002 Equity and Performance Incentive Plan

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q Report for the quarter ended June 30, 2001, filed August 14, 2001:

Exhibit No.	Description
10.1	Amendment No. 2, dated June 30, 2001 to the Credit Agreement dated as of November 12, 1999, among Georgia Gulf Corporation, the eligible subsidiaries party thereto and The Chase Manhattan Bank, as Administrative Agent.
10.2	Letter Agreement dated as of July 20, 2001, among GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, and Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent.

        The following exhibit is incorporated by reference to Exhibit A to Georgia Gulf's proxy statement filed March 10, 2001.

Exhibit No.	Description
*10	Second Amendment to Employee Stock Purchase Plan.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-A amendment filed December 13, 2000:

Exhibit No.	Description
4.1	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf and EquiServe Trust Company, N.A.

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
(b)
Reports on Form 8-K

        During the fourth quarter of 2002, we filed the following current report on Form 8-K.

        On December 11, 2002, we filed with the Securities and Exchange Commission a Current Report on Form 8-K and reported that on November 20, 2002, we completed a $75 million Asset Securitization. A copy of the receivables purchase agreement dated November 15, 2002, among GGRC Corp., as seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as Purchaser and Wachovia Bank, National Association as Administrative agent was attached as exhibit 99.1 to the report. The receivables sale agreement dated as of November 15, 2002, among Georgia Gulf Corporation as a seller, Georgia Gulf Chemicals and Vinyls, LLC as a seller and Georgia Gulf Lake Charles, LLC as a seller and GGRC Corp., as the company was attached as exhibit 99.2 to the report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: March 5, 2003	By:	/s/ EDWARD A. SCHMITT Edward A. Schmitt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD A. SCHMITT Edward A. Schmitt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2003
/s/ RICHARD B. MARCHESE Richard B. Marchese	Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2003
/s/ JOHN E. AKITT John E. Akitt	Director	March 5, 2003
/s/ JOHN D. BRYAN John D. Bryan	Director	March 5, 2003
/s/ DENNIS M. CHORBA Dennis M. Chorba	Director	March 5, 2003
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	March 5, 2003
/s/ CHARLES T. HARRIS III Charles T. Harris III	Director	March 5, 2003
/s/ JERRY R. SATRUM Jerry R. Satrum	Director	March 5, 2003

CERTIFICATIONS

I, Edward A. Schmitt, President and Chief Executive Officer of Georgia Gulf Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Georgia Gulf Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

        /s/ EDWARD A. SCHMITT
        Edward A. Schmitt
        President & Chief Executive Officer
        (Principal Executive Officer)

CERTIFICATIONS

I, Richard B. Marchese, Vice-President and Chief Financial Officer of Georgia Gulf Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Georgia Gulf Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

        /s/ RICHARD B. MARCHESE
        Richard B. Marchese
        Vice President Finance & Chief Financial Officer
        (Principal Financial Officer)

INDEPENDENT AUDITOR'S REPORT
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Georgia Gulf Corporation

        We have audited the consolidated financial statements of Georgia Gulf Corporation and subsidiaries as of December 31, 2002 and for the year then ended and have issued our report thereon dated February 12, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the method of accounting for goodwill and other intangible assets in 2002); such consolidated financial statements and report are included in this Form 10-K. Our audits also included the 2002 consolidated financial statement schedule of Georgia Gulf Corporation and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The 2000 and 2001 schedules were subjected to auditing procedures by other auditors who have ceased operations, and whose report dated February 15, 2002, stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 12, 2003

        This is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Annual Report on Form 10-K.

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

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 2002

GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts describe	Deductions describe		Balance at end of period
2000
Allowance for doubtful accounts	$2,400	$639	$—	$(667	)(1)	$2,372
2001
Allowance for doubtful accounts	$2,372	$528	$—	$(493	)(1)	$2,407
2002
Allowance for doubtful accounts	$2,407	$—	$—	$(622	)(1)	$1,785

NOTES:

(1)
Accounts receivable balances written off during the period.

INDEX TO EXHIBITS

Exhibit No.	Description	Page(1)
21	Subsidiaries of the Registrant
23	Consent of Independent Public Accountants
99.1	Management representation of Audit Assurance from Arthur Andersen LLP
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Page numbers appear on the manually signed Form 10-K's only.

QuickLinks

TABLE OF CONTENTS PART I
PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.
Report of Management
Independent Auditor's Report
Report of Independent Public Accountants
Consolidated Balance Sheets Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Income Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Cash Flows Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements Georgia Gulf Corporation and Subsidiaries
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet December 31, 2002
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet December 31, 2001
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Year Ended December 31, 2002
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Year Ended December 31, 2001
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Income Statement Year Ended December 31, 2000
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2002
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2001
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2000
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEPENDENT AUDITOR'S REPORT FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
INDEX TO EXHIBITS