Form 10-Q
period 2003-03-31
GEORGIA GULF CORP /DE/
filed 2003-05-12
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common Stock, $0.01 par value	32,429,649

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2003

INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$3,777	$8,019
Receivables, net of allowance for doubtful accounts of $1,446 in 2003 and $1,785 in 2002	118,181	59,603
Inventories	122,322	114,575
Prepaid expenses	9,257	10,393
Deferred income taxes	6,500	5,657

Total current assets	260,037	198,247
Property, plant and equipment, net	511,430	521,326
Goodwill	77,720	77,720
Other assets	80,455	78,266

Total assets	$929,642	$875,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$600	$600
Accounts payable	140,609	107,943
Interest payable	11,804	4,650
Accrued compensation	8,551	14,325
Other accrued liabilities	9,736	12,733

Total current liabilities	171,300	140,251
Long-term debt, net of current portion	503,086	476,386
Deferred income taxes	126,237	126,250
Other non-current liabilities	7,098	6,872
Stockholders' equity	121,921	125,800

Total liabilities and stockholders' equity	$929,642	$875,559

Common shares outstanding	32,431	32,319

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$364,010	$260,881
Operating costs and expenses
Cost of sales	342,826	235,628
Selling, general and administrative expenses	13,907	11,439

Total operating costs and expenses	356,733	247,067

Operating income	7,277	13,814
Interest, net	(9,892)	(12,867)

(Loss) income before income taxes	(2,615)	947
(Benefit) provision (from) for income taxes	(941)	339

Net (loss) income	$(1,674)	$608

(Loss) earnings per share:
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02
Weighted average common shares:
Basic	32,210	31,946
Diluted	32,210	32,142

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(1,674)	$608
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,193	17,276
Deferred income taxes	(857)	(262)
Tax benefit related to stock plans	179	215
Change in operating assets, liabilities and other	(36,979)	326

Net cash (used in) provided by operating activities	(23,138)	18,163

Cash flows used in investing activities:
Capital expenditures	(5,122)	(3,939)

Cash flows from financing activities:
Long-term debt proceeds	36,700	522
Long-term debt payments	(10,000)	(14,159)
Proceeds from issuance of common stock	8	832
Purchase and retirement of common stock	(96)	—
Dividends paid	(2,594)	(2,560)

Net cash provided by (used in) financing activities	24,018	(15,365)

Net change in cash and cash equivalents	(4,242)	(1,141)
Cash and cash equivalents at beginning of period	8,019	10,030

Cash and cash equivalents at end of period	$3,777	$8,889

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. Our operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2003. That report includes a summary of our critical accounting policies on pages 27 and 28. There have been no material changes in the accounting policies followed by us during fiscal year 2003.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003 and with respect to variable interest entities existing at January 31, 2003, FIN No. 46 is applicable in the third quarter of 2003. We believe the provisions of FIN No. 46 will not have a material effect on our financial position or results of operations.

NOTE 3: INVENTORIES

        The major classes of inventories were as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Raw materials and supplies	$44,722	$38,578
Finished goods	77,600	75,997

	$122,322	$114,575

NOTE 4: OTHER ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Advances and deposits for long-term purchase contracts	$41,234	$40,798
Debt issuance costs	10,523	11,400
Other	28,698	26,068

Other assets	$80,455	$78,266

        Debt issuance costs amortized as interest expense during the first three months of 2003 and 2002 were $898,000 and $755,000, respectively.

NOTE 5: COMMITMENTS AND CONTINGENCIES

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

NOTE 6: LONG-TERM DEBT

        Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Senior credit facility
Revolving credit facility	$26,850	$—
Tranche C term loan	149,630	149,780
7 5/8% notes due 2005	100,000	100,000
10 3/8% notes due 2007	200,000	200,000
Other	27,206	27,206

Total debt	503,686	476,986
Less current portion	600	600

Long-term debt	$503,086	$476,386

NOTE 7: STOCK-BASED COMPENSATION

        Restricted Stock    We granted restricted stock awards for 117,000 shares of our common stock during the first quarter of 2003 to key employees of the company. The grant date fair value per share of restricted stock granted during the first quarter of 2003 was $18.85. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the first quarter of 2003 and 2002 vesting of all restricted stock awards were $193,000 and $113,000, respectively. The unamortized costs of unvested restricted stock awards of $4,009,000 at March 31, 2003 are included in stockholders' equity and are being amortized on a straight-line basis over the three-year vesting period.

        Pro Forma Effect of Stock Compensation Plans    We account for our stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation is recognized for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2003 and 2002 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively.

        For stock option grants:

	2003	2002
Risk-free interest rate	3.65%	5.28%
Expected life	8 years	8 years
Expected volatility	44%	44%
Expected dividend yield	1.70%	1.31%

        For stock purchase plan rights:

	2003	2002
Risk-free interest rate	1.38%	2.40%
Expected life	1 year	1 year
Expected volatility	44%	44%
Expected dividend yield	1.34%	1.73%

        Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended March 31,
	2003	2002
	(In thousands)
For stock option grants	$673	$838
For stock purchase plan rights	306	223

Total	979	1,061
Provision for income taxes	352	382

Total, net of taxes	$627	$679

        Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income (loss) and earnings (loss) per common share would have been the following pro forma amounts:

	Three months ended March 31,
	2003	2002
	(In thousands, except per share data)
Net (loss) income
As reported	$(1,674)	$608
Pro forma	(2,301)	(71)
Basic (loss) earnings per share
As reported	$(0.05)	$0.02
Pro forma	(0.07)	0.00
Diluted (loss) earnings per share
As reported	$(0.05)	$0.02
Pro forma	(0.07)	0.00

NOTE 8: SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Segment net sales:
Chlorovinyls	$304,422	$214,766
Aromatics	59,588	46,115

Net sales	$364,010	$260,881

Segment operating income (loss):
Chlorovinyls	$14,457	$18,064
Aromatics	(1,770)	(851)
Corporate and general plant services	(5,410)	(3,399)

Total operating income	$7,277	$13,814

NOTE 9: EARNINGS PER SHARE

        There are no adjustments to "Net (loss) income" or "(Loss) income before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Weighted average common shares—basic	32,210	31,946
Plus incremental shares from assumed conversions:
Options	—	141
Employee stock purchase plan rights	—	55

Weighted average common shares—diluted	32,210	32,142

NOTE 10: COMPREHENSIVE INCOME (LOSS) INFORMATION

        The sole component and ending balance of accumulated other comprehensive income (loss) is shown as follows:

Accumulated other comprehensive (loss)—net of tax

	March 31, 2003	December 31, 2002
	(In thousands)
Additional minimum pension liability	$(504)	$(504)

Total comprehensive (loss) income

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net (loss) income	$(1,674)	$608
Other comprehensive income (loss), net of tax:
Cumulative interest rate swap valuation to market	—	742

Total comprehensive (loss) income	$(1,674)	$1,350

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,772	$5	$—	$3,777
Receivables	276,503	3,217	116,206	(277,745)	118,181
Inventories	—	122,322	—	—	122,322
Prepaid expenses	25	9,079	153	—	9,257
Deferred income taxes	—	6,500	—	—	6,500

Total current assets	276,528	144,890	116,364	(277,745)	260,037
Property, plant and equipment, net	180	511,250	—	—	511,430
Goodwill	—	77,720	—	—	77,720
Other assets	21,350	59,105	—	—	80,455
Investment in subsidiaries	175,858	87,265	—	(263,123)	—

Total assets	$473,916	$880,230	$116,364	$(540,868)	$929,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	5,919	383,341	29,094	(277,745)	140,609
Interest payable	11,772	32	—	—	11,804
Accrued compensation	—	8,551	—	—	8,551
Other accrued liabilities	—	9,736	—	—	9,736

Total current liabilities	17,691	402,260	29,094	(277,745)	171,300
Long-term debt, net of current portion	327,206	175,880	—	—	503,086
Deferred income taxes	—	126,237	—	—	126,237
Other non-current liabilities	7,098	—	—	—	7,098
Stockholders' equity	121,921	175,853	87,270	(263,123)	121,921

Total liabilities and stockholders' equity	$473,916	$880,230	$116,364	$(540,868)	$929,642

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2002
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$8,008	$11	$—	$8,019
Receivables, net	275,542	2,329	70,631	(288,899)	59,603
Inventories	—	114,575	—	—	114,575
Prepaid expenses	913	9,268	212	—	10,393
Deferred income taxes	—	5,657	—	—	5,657

Total current assets	276,455	139,837	70,854	(288,899)	198,247
Property, plant and equipment, net	197	521,129	—	—	521,326
Goodwill	—	77,720	—	—	77,720
Other assets	18,187	60,079	—	—	78,266
Investment in subsidiaries	174,460	64,073	—	(238,533)	—

Total assets	$469,299	$862,838	$70,854	$(527,432)	$875,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	4,789	385,279	6,774	(288,899)	107,943
Interest payable	4,632	18	—	—	4,650
Accrued compensation	—	14,325	—	—	14,325
Other accrued liabilities	—	12,733	—	—	12,733

Total current liabilities	9,421	412,955	6,774	(288,899)	140,251
Long-term debt, net of current portion	327,206	149,180	—	—	476,386
Deferred income taxes	—	126,250	—	—	126,250
Other non-current liabilities	6,872	—	—	—	6,872
Stockholders' equity	125,800	174,453	64,080	(238,533)	125,800

Total liabilities and stockholders' equity	$469,299	$862,838	$70,854	$(527,432)	$875,559

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended March 31, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$364,010	$908	$(3,607)	$364,010
Operating costs and expenses:
Cost of sales	—	342,826	—	—	342,826
Selling, general and administrative expenses	3,433	13,224	857	(3,607)	13,907

Total operating costs and expenses	3,433	356,050	857	(3,607)	356,733

Operating income (loss)	(734)	7,960	51		7,277
Other (expense) income:
Interest expense, net	(1,619)	(8,273)	—	—	(9,892)
Equity in income of subsidiaries	1,399	52	—	(1,451)	—

(Loss) income before taxes	(954)	(261)	51	(1,451)	(2,615)
Provision (benefit) for (from) income taxes	720	(1,661)	—	—	(941)

Net (loss) income	$(1,674)	$1,400	$51	$(1,451)	$(1,674)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended March 31, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$260,881	$—	$(2,595)	$260,881
Operating costs and expenses:
Cost of sales	—	235,628	—	—	235,628
Selling, general and administrative expenses	2,726	11,307	1	(2,595)	11,439

Total operating costs and expenses	2,726	246,935	1	(2,595)	247,067

Operating income (loss)	(131)	13,946	(1)	—	13,814
Other (expense) income:
Interest expense, net	(1,072)	(11,795)	—	—	(12,867)
Equity in income of subsidiaries	5,747	—	—	(5,747)	—

(Loss) income before taxes	(2,283)	8,978	(1)	(5,747)	947
Provision (benefit) for (from) income taxes	(2,891)	3,230	—	—	339

Net income (loss)	$608	$5,748	$(1)	$(5,747)	$608

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,674)	$1,337	$51	$(1,388)	$(1,674)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	317	15,817	59	—	16,193
Benefit from deferred income taxes	—	(857)	—	—	(857)
Tax benefit related to stock plans	179	—	—	—	179
Equity in net income of subsidiaries	(1,399)	(52)	—	1,451	—
Change in operating assets, liabilities and other	5,259	(42,058)	(117)	(63)	(36,979)

Net cash provided by (used in) operating activities	2,682	(25,813)	(7)	—	(23,138)

Cash flows from investing activities:
Capital expenditures	—	(5,122)	—	—	(5,122)

Cash flows from financing activities:
Long-term debt proceeds	—	36,700	—	—	36,700
Long-term debt payments	—	(10,000)	—	—	(10,000)
Proceeds from issuance of common stock	8	—	—	—	8
Purchase and retirement of common stock	(96)	—	—	—	(96)
Dividends paid	(2,594)	—	—	—	(2,594)

Net cash used in financing activities	(2,682)	26,700	—	—	24,018

Net change in cash and cash equivalents	—	(4,235)	(7)	—	(4,242)
Cash and cash equivalents at beginning of period	—	8,008	11	—	8,019

Cash and cash equivalents at end of period	$—	$3,772	$5	$—	$3,777

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$608	$5,748	$(1)	$(5,747)	$608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	324	16,952	—	—	17,276
Benefit from deferred income taxes	—	(262)	—	—	(262)
Tax benefit related to stock plans	215	—	—	—	215
Equity in net income of subsidiaries	(5,747)	—	—	5,747	—
Change in operating assets, liabilities and other	5,806	(5,481)	1	—	326

Net cash provided by operating activities	1,206	16,957	—	—	18,163

Cash flows from investing activities:
Capital expenditures	—	(3,939)	—	—	(3,939)

Cash flows from financing activities:
Long-term debt proceeds	522	—	—	—	522
Long-term debt payments	—	(14,159)	—	—	(14,159)
Proceeds from issuance of common stock	832	—	—	—	832
Dividends paid	(2,560)	—	—	—	(2,560)

Net cash (used in) provided by financing activities	(1,206)	(14,159)	—	—	(15,365)

Net change in cash and cash equivalents	—	(1,141)	—	—	(1,141)
Cash and cash equivalents at beginning of period	—	10,020	10	—	10,030

Cash and cash equivalents at end of period	$—	$8,879	$10	$—	$8,889

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

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

        Net Sales.    Net sales for the quarter ended March 31, 2003 were $364.0 million, an increase of 40 percent compared to $260.9 million for the same period in 2002. This increase was due to a 22 percent increase in sales prices and a 14 percent increase in sales volumes.

        Net sales of chlorovinyls for the first quarter of 2003 were $304.4 million, 42 percent higher than net sales for the first quarter of 2002 of $214.8 million. This increase was the result of a 15 percent increase in sales prices and 23 percent greater volumes. The increase in sales price was primarily from a 53 percent increase in vinyl resins prices. Caustic soda and vinyl resins sales volumes increased 21 percent and 4 percent, respectively.

        Net sales of aromatics for the first quarter of 2003 were $59.6 million, an increase of 29 percent compared to $46.1 million for the same period in 2002. This increase was the result of 57 percent higher sales prices and 18 percent lower sales volumes. Phenol and acetone sales prices increased 51 percent and 65 percent, respectively.

        Cost of Sales.    Cost of sales for the first quarter of 2003 was $342.8 million, an increase of 46 percent compared to $235.6 million for the first quarter of 2002. The primary reason for this increase was higher prices for natural gas and all purchased raw materials, particularly ethylene, chlorine, benzene and propylene. As a percentage of sales, cost of sales increased to 94 percent in the first quarter of 2003 compared to 90 percent in the first quarter of 2002. This increase mainly reflected price increases of certain raw materials outpacing price increases for our products in both the chlorovinyl and aromatic segments.

        Selling and Administrative Expenses.    Selling and administrative expenses were $13.9 million for the three months ended March 31, 2003, an increase of 22 percent from the same period in 2002. This increase is primarily attributable to increased legal and professional fees, insurance costs and loss on the sale of accounts receivable.

        Operating Income.    Operating income in the first quarter of 2003 was $7.3 million, a decrease of 47 percent compared to $13.8 million in the first quarter of 2002. This decrease was the result of lower operating income in both of our operating segments and greater expenses for our corporate and general plant services. As a percentage of net sales, operating profit decreased to 2 percent of net sales in the first quarter of 2003 compared to 5 percent for the same period in 2002. This decrease in operating profit as a percentage of net sales was primarily the result of higher prices for natural gas and our purchased raw materials outpacing increases in the prices for our products.

        Our chlorovinyls operating profit for the first quarter of 2003 was $14.5 million, a decrease of 20 percent compared to $18.1 million for the same period in 2002. The most significant factors in this decrease were increased purchased natural gas, ethylene and chlorine prices more than offsetting increased sales prices for vinyl resins.

        Our aromatics operating loss for the first quarter of 2003 was $1.8 million, a decrease of $0.9 million compared to an operating loss of $0.9 million in the first quarter 2002. Although overall sales prices increased, it was not enough to offset lower sales volumes and increased raw materials costs.

        Net Interest Expense.    Interest expense decreased to $9.9 million for the quarter ended March 31, 2003 compared with $12.9 million for the same period in 2002. This decrease was primarily attributable to lower interest rates.

        (Benefit) Provision (from) for Income Taxes.    The benefit from income taxes was $0.9 million for the first quarter of 2003 compared to a provision of $0.3 million for the first quarter of 2002. The benefit from income taxes was primarily attributable to the net loss generated for the quarter ended March 31, 2003, compared to net income for the same period in 2002. Our effective tax rate was 36 percent for both quarters.

        Net (Loss) Income.    Net loss for the three months ended March 31, 2003 was $1.7 million, compared to net income of $0.6 million for the three months ended March 31, 2002. This was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        For the three months ended March 31, 2003, we used $23.1 million in cash flow from operating activities as compared to generating $18.2 million during the same period in 2002. The major operating cash flows for the first three months of 2003 were the net loss of $1.7 million, the non-cash provision of $16.2 million for depreciation and amortization, and the provision for deferred income taxes of $0.9 million. Total working capital at March 31, 2003 was $88.7 million versus $58.0 million at December 31, 2002. Significant changes in working capital for the first three months of 2003 included an increase in accounts receivable, higher inventories and an increase in accounts payable. The increase in accounts receivable was primarily attributable to the increase in sales prices and volumes during the quarter ended March 31, 2003. Inventories increased as a result of higher natural gas and raw materials prices offsetting significantly lower volume. Increases in accounts payable were attributable to the timing of certain payments and higher trade payable balances related to increased natural gas and raw materials prices.

        Debt increased by $26.7 million during the three months ended March 31, 2003 to $503.7 million. As of March 31, 2003, we had availability to borrow an additional $60.1 million under the revolving credit facility. Capital expenditures for the three months ended March 31, 2003 were $5.1 million as compared to $3.9 million for the same 2002 period. Capital expenditures for 2003 are being directed toward certain environmental projects, increased efficiency and expansions of existing operations. We estimate total capital expenditures for 2003 will be in the range of $25 million to $30 million.

        We declared dividends of $0.08 per share or $2.6 million during the first three months of 2003.

        On August 9, 2002, we entered into an Amended and Restated Credit Agreement, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 2 dated as of June 30, 2001. The amendment created a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. The revolving credit facility matures November 12, 2005, while the new Tranche C Term Loan matures on May 12, 2007 unless we refinance our 10 3/8 percent notes, in which case it matures on May 12, 2009.

        On November 15, 2002, we entered into a new agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $75,000,000, as permitted by the Securitization. Our previous agreement was terminated on July 20, 2001 due to a provision contained in our indenture governing our 10 3/8 percent notes.

        At March 31, 2003, the unpaid balance of accounts receivable in the defined pool was approximately $192 million. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We have a subordinated interest of approximately $117 million in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During the first quarter of 2003, we received approximately $309 million from the sales of receivables under the Securitization.

        Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $3.8 million, and the availability to borrow an additional $60.1 million under the revolving credit facility, at March 31, 2003, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future.

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

OUTLOOK

        As we enter the second quarter, we anticipate improvement in average selling prices for all of our products. In addition, energy and raw materials prices should begin to ease from their very high first quarter levels. We anticipate that we will end the second quarter of 2003 with a return to profitability.

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of certain market risks related to Georgia Gulf, see Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant developments with respect to our exposure to market risk.

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's President and Chief Executive Officer along with the company's Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the company's President and Chief Executive Officer along with the company's Vice President of Finance and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        We are involved in certain legal proceedings that are described in our 2002 Annual Report on Form 10-K. During the three months ended March 31, 2003, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2002 Annual Report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits

    99.1
    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2
    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b)
  No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date May 12, 2003	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date May 12, 2003	/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance and Chief Financial Officer (Principal Financial Officer)

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

          4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ EDWARD A. SCHMITT
Edward A. Schmitt President & Chief Executive Officer (Principal Executive Officer)

I, Richard B. Marchese, Vice President Finance and Chief Financial Officer of Georgia Gulf Corporation, certify that:

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

          4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ RICHARD B. MARCHESE
Richard B. Marchese Vice President Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED MARCH 31, 2003 INDEX
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
Certifications