Form 10-Q
period 2003-06-30
GEORGIA GULF CORP /DE/
filed 2003-08-13
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2003
Common Stock, $0.01 par value	32,443,781

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2003
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$3,711	$8,019
Receivables, net of allowance for doubtful accounts of $1,208 in 2003 and $1,785 in 2002	109,933	59,603
Inventories	121,783	114,575
Prepaid expenses	7,937	10,393
Deferred income taxes	6,500	5,657

Total current assets	249,864	198,247
Property, plant and equipment, net	502,369	521,326
Goodwill	77,720	77,720
Other assets	80,148	78,266

Total assets	$910,101	$875,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$600	$600
Accounts payable	110,694	107,943
Interest payable	4,858	4,650
Accrued compensation	10,120	14,325
Other accrued liabilities	15,210	12,733

Total current liabilities	141,482	140,251
Long-term debt, net of current portion	507,086	476,386
Deferred income taxes	125,743	126,250
Other non-current liabilities	7,314	6,872
Stockholders' equity	128,476	125,800

Total liabilities and stockholders' equity	$910,101	$875,559

Common shares outstanding	32,433	32,319

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$359,119	$308,509	$723,128	$569,390
Operating costs and expenses
Cost of sales	324,225	280,550	667,052	516,179
Selling, general and administrative expenses	12,047	9,096	25,953	20,534

Total operating costs and expenses	336,272	289,646	693,005	536,713

Operating income	22,847	18,863	30,123	32,677
Interest expense, net	(9,664)	(12,879)	(19,556)	(25,747)

Income before income taxes	13,183	5,984	10,567	6,930
Provision for income taxes	4,743	2,155	3,802	2,494

Net income	$8,440	$3,829	$6,765	$4,436

Earnings per share:
Basic	$.26	$.12	$.21	$.14
Diluted	$.26	$.12	$.21	$.14
Weighted average common shares:
Basic	32,232	31,981	32,220	31,956
Diluted	32,420	32,143	32,404	32,171

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$6,765	$4,436
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	31,979	34,479
Provision (benefit) for (from) deferred income taxes	(1,350)	5,256
Tax benefit related to stock plans	444	355
Change in operating assets, liabilities and other	(56,505)	7,316

Net cash (used in) provided by operating activities	(18,667)	51,842

Cash flows used in investing activities:
Capital expenditures	(11,055)	(8,534)

Cash flows from financing activities:
Long-term debt proceeds	45,950	6,022
Long-term debt payments	(15,250)	(47,172)
Proceeds from issuance of common stock	198	1,259
Purchase and retirement of common stock	(295)	—
Dividends paid	(5,189)	(5,127)

Net cash provided by (used in) financing activities	25,414	(45,018)

Net change in cash and cash equivalents	(4,308)	(1,710)
Cash and cash equivalents at beginning of period	8,019	10,030

Cash and cash equivalents at end of period	$3,711	$8,320

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. Our operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities created after January 31, 2003, and with respect to variable interest entities existing at January 31, 2003, FIN No. 46 is applicable in the third quarter of 2003. We believe the provisions of FIN No. 46 will not have a material effect on our financial position or results of operations.

        In April 2003, the FASB issued Statement of Financial Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement will be applied prospectively and is generally effective for contracts entered into or modified after June 30, 2003. We do not expect that the adoption of SFAS No. 149 will have a material effect on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity". This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the Statement of financial position. This statement is effective for all contracts created or modified after the date the statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have not yet assessed the impact of adopting SFAS No. 150 on our financial statements.

NOTE 3: INVENTORIES

        The major classes of inventories were as follows:

	June 30, 2003	December 31, 2002
	(In thousands)
Raw materials and supplies	$41,255	$38,578
Finished goods	80,528	75,997

	$121,783	$114,575

NOTE 4: OTHER ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Advances and deposits for long-term purchase contracts	$41,670	$40,798
Debt issuance costs	9,952	11,400
Other	28,526	26,068

Other assets	$80,148	$78,266

        Debt issuance costs amortized as interest expense during the first six months of 2003 and 2002 were $1,470,000 and $1,690,000, respectively.

NOTE 5: COMMITMENTS AND CONTINGENCIES

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

        Following the above removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but two worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. No further legal proceedings are required relating to these settled cases. Negotiations regarding the remaining claims of the two worker plaintiffs are ongoing.

        Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and several collaterals who have filed suit in state court who have opted not to participate in the class settlement, as well as the two worker plaintiffs whose claims are pending in federal court (see discussion above). Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

NOTE 6: LONG-TERM DEBT

        Long-term debt consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Senior credit facility
Revolving credit facility	$31,000	$—
Tranche C term loan	149,480	149,780
7 5/8% notes due 2005	100,000	100,000
10 3/8% notes due 2007	200,000	200,000
Other	27,206	27,206

Total debt	507,686	476,986
Less current portion	600	600

Long-term debt	$507,086	$476,386

NOTE 7: STOCK-BASED COMPENSATION

        Restricted Stock Awards.    For the first half of 2003 and 2002 we granted restricted stock awards for 117,000 shares and 113,125 shares of our common stock respectively to key employees of the company. The weighted average fair value per share of restricted stock on the grant date during the first half of 2003 and 2002 was $18.85 and $24.49 respectively. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the second quarter of 2003 and 2002 vesting of all restricted stock awards was $261,000 and $162,000 respectively. The unamortized costs of all unvested restricted stock awards of $3,557,000 at June 30, 2003 are included in stockholders' equity and are being amortized on a straight-line basis over the three-year vesting period.

        Pro Forma Effect of Stock Compensation Plans.    We account for our stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation is recognized for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2003 and 2002 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively.

        For stock option grants:

	2003	2002
Risk-free interest rate	3.65%	5.28%
Expected life	8 years	8 years
Expected volatility	44%	44%
Expected dividend yield	1.70%	1.31%

        For stock purchase plan rights:

	2003	2002
Risk-free interest rate	1.38%	2.40%
Expected life	1 year	1 year
Expected volatility	44%	44%
Expected dividend yield	1.34%	1.73%

        Using the above assumptions, additional compensation expense under the fair value method would be:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
For stock option grants	$810	$970	$1,483	$1,807
For stock purchase plan rights	306	223	611	447

Total	1,116	1,193	2,094	2,254
Provision for income taxes	402	429	754	811

Total, net of taxes	$714	$764	$1,340	$1,443

        Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)		(In thousands, except per share data)
Net income
As reported	$8,440	$3,829	$6,765	$4,436
Pro forma	7,726	3,065	5,425	2,993
Basic earnings per share
As reported	$0.26	$0.12	$0.21	$0.14
Pro forma	0.24	0.10	0.17	0.09
Diluted earnings per share
As reported	$0.26	$0.12	$0.21	$0.14
Pro forma	0.24	0.10	0.17	0.09

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Segment net sales:
Chlorovinyls	$289,024	$256,653	$593,446	$471,420
Aromatics	70,095	51,856	129,682	97,970

Net sales	$359,119	$308,509	$723,128	$569,390

Segment operating income (loss):
Chlorovinyls	$27,619	$25,221	$42,077	$43,285
Aromatics	(900)	(5,380)	(2,671)	(6,231)
Corporate and general plant services	(3,872)	(978)	(9,283)	(4,377)

Total operating income	$22,847	$18,863	$30,123	$32,677

NOTE 9: EARNINGS PER SHARE

        There are no adjustments to "Net income" or "Income before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Weighted average common shares—basic	32,232	31,981	32,220	31,956
Plus incremental shares from assumed conversions:
Options and Awards	150	96	146	153
Employee stock purchase plan rights	38	66	38	62

Weighted average common shares—diluted	32,420	32,143	32,404	32,171

NOTE 10: COMPREHENSIVE INCOME (LOSS) INFORMATION

        The sole component and ending balance of accumulated other comprehensive income (loss) is shown as follows:

Accumulated other comprehensive (loss)—net of tax

	June 30, 2003	December 31, 2002
	(In thousands)
Additional minimum pension liability	$(504)	$(504)

Total comprehensive income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$8,440	$3,829	$6,765	$4,436
Other comprehensive income:
Cumulative interest rate swap valuation to market, net of tax	—	426	—	1,168

Total comprehensive income	$8,440	$4,255	$6,765	$5,604

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$3,699	$12	$—	$3,711
Receivables, net	267,921	1,837	116,856	(276,681)	109,933
Inventories	—	121,783	—	—	121,783
Prepaid expenses	—	7,844	93	—	7,937
Deferred income taxes	—	6,500	—	—	6,500

Total current assets	267,921	141,663	116,961	(276,681)	249,864
Property, plant and equipment, net	163	502,206	—	—	502,369
Goodwill	—	77,720	—	—	77,720
Other assets	21,326	58,822	—	—	80,148
Investment in subsidiaries	184,035	89,542	—	(273,577)	—

Total assets	$473,445	$869,953	$116,961	$(550,258)	$910,101

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	5,617	354,338	27,420	(276,681)	110,694
Interest payable	4,832	26	—	—	4,858
Accrued compensation	—	10,120	—	—	10,120
Other accrued liabilities	—	15,210	—	—	15,210

Total current liabilities	10,449	380,294	27,420	(276,681)	141,482
Long-term debt, net of current portion	327,206	179,880	—	—	507,086
Deferred income taxes	—	125,743	—	—	125,743
Other non-current liabilities	7,314	—	—	—	7,314
Stockholders' equity	128,476	184,036	89,541	(273,577)	128,476

Total liabilities and stockholders' equity	$473,445	$869,953	$116,961	$(550,258)	$910,101

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2002
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$8,008	$11	$—	$8,019
Receivables, net	275,542	2,076	70,631	(288,646)	59,603
Inventories	—	114,575	—	—	114,575
Prepaid expenses	913	9,268	212	—	10,393
Deferred income taxes	—	5,657	—	—	5,657

Total current assets	276,455	139,584	70,854	(288,646)	198,247
Property, plant and equipment, net	197	521,129	—	—	521,326
Goodwill	—	77,720	—	—	77,720
Other assets	18,187	60,079	—	—	78,266
Investment in subsidiaries	174,460	64,073	—	(238,533)	—

Total assets	$469,299	$862,585	$70,854	$(527,179)	$875,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	4,790	385,025	6,774	(288,646)	107,943
Interest payable	4,631	19	—	—	4,650
Accrued compensation	—	14,325	—	—	14,325
Other accrued liabilities	—	12,733	—	—	12,733

Total current liabilities	9,421	412,702	6,774	(288,646)	140,251
Long-term debt, net of current portion	327,206	149,180	—	—	476,386
Deferred income taxes	—	126,250	—	—	126,250
Other non-current liabilities	6,872	—	—	—	6,872
Stockholders' equity	125,800	174,453	64,080	(238,533)	125,800

Total liabilities and stockholders' equity	$469,299	$862,585	$70,854	$(527,179)	$875,559

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$359,119	$1,270	$(3,969)	$359,119
Operating costs and expenses:
Cost of sales	—	324,225	—	—	324,225
Selling, general and administrative expenses	2,895	12,204	917	(3,969)	12,047

Total operating costs and expenses	2,895	336,429	917	(3,969)	336,272

Operating income (loss)	(196)	22,690	353		22,847
Other income (expense):
Interest expense, net	(1,842)	(7,822)	—	—	(9,664)
Equity in income of subsidiaries	9,744	359	—	(10,103)	—

Income before taxes	7,706	15,227	353	(10,103)	13,183
Provision (benefit) for (from) income taxes	(734)	5,477	—	—	4,743

Net income	$8,440	$9,750	$353	$(10,103)	$8,440

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,595	$308,509	$—	$(2,595)	$308,509
Operating costs and expenses:
Cost of sales	—	280,550	—	—	280,550
Selling, general and administrative expenses	2,479	9,211	1	(2,595)	9,096

Total operating costs and expenses	2,479	289,761	1	(2,595)	289,646

Operating income (loss)	116	18,748	(1)	—	18,863
Other (expense) income:
Interest expense, net	(1,099)	(11,780)	—	—	(12,879)
Equity in income of subsidiaries	4,459	—	—	(4,459)	—

Income (loss) before taxes	3,476	6,968	(1)	(4,459)	5,984
Provision (benefit) for (from) income taxes	(353)	2,508	—	—	2,155

Net income (loss)	$3,829	$4,460	$(1)	$(4,459)	$3,829

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,398	$723,128	$2,178	$(7,576)	$723,128
Operating costs and expenses:
Cost of sales	—	667,052	—	—	667,052
Selling, general and administrative expenses	6,329	25,426	1,774	(7,576)	25,953

Total operating costs and expenses	6,329	692,479	1,774	(7,576)	693,005

Operating income (loss)	(931)	30,650	404	—	30,123
Other income (expense):
Interest expense, net	(3,461)	(16,095)	—	—	(19,556)
Equity in income of subsidiaries	9,576	411	—	(9,987)	—

Income before taxes	5,184	14,966	404	(9,987)	10,567
Provision (benefit) for (from) income taxes	(1,581)	5,383	—	—	3,802

Net income	$6,765	$9,583	$404	$(9,987)	$6,765

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,190	$569,390	$—	$(5,190)	$569,390
Operating costs and expenses:
Cost of sales	—	516,179	—	—	516,179
Selling, general and administrative expenses	5,205	20,517	2	(5,190)	20,534

Total operating costs and expenses	5,205	536,696	2	(5,190)	536,713

Operating income (loss)	(15)	32,694	(2)	—	32,677
Other (expense) income:
Interest expense, net	(2,173)	(23,574)	—	—	(25,747)
Equity in income of subsidiaries	5,837	—	—	(5,837)	—

Income (loss) before taxes	3,649	9,120	(2)	(5,837)	6,930
Provision (benefit) for (from) income taxes	(787)	3,281	—	—	2,494

Net income (loss)	$4,436	$5,839	$(2)	$(5,837)	$4,436

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,765	$9,583	$404	$(9,987)	$6,765
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	637	31,224	118	—	31,979
Benefit from deferred income taxes	—	(1,350)	—	—	(1,350)
Equity in net income of subsidiaries	(9,576)	(411)	—	9,987	—
Tax benefit related to stock plans	444	—	—	—	444
Change in operating assets, liabilities and other	7,016	(63,000)	(521)	—	(56,505)

Net cash provided by (used in) operating activities	5,286	(23,954)	1	—	(18,667)

Cash flows from investing activities:
Capital expenditures	—	(11,055)	—	—	(11,055)

Cash flows from financing activities:
Long-term debt proceeds	—	45,950	—	—	45,950
Long-term debt payments	—	(15,250)	—	—	(15,250)
Proceeds from issuance of common stock	198	—	—	—	198
Purchase and retirement of common stock	(295)	—	—	—	(295)
Dividends paid	(5,189)	—	—	—	(5,189)

Net cash provided by (used in) financing activities	(5,286)	30,700	—	—	25,414

Net change in cash and cash equivalents	—	(4,309)	—	—	(4,308)
Cash and cash equivalents at beginning of period	—	8,008	11	—	8,019

Cash and cash equivalents at end of period	$—	$3,699	$12	$—	$3,711

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,436	$5,839	$(2)	$(5,837)	$4,436
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	650	33,829	—	—	34,479
Provision for deferred income taxes	—	5,256	—	—	5,256
Equity in net income of subsidiaries	(5,837)	—	—	5,837	—
Tax benefit related to stock plans	355	—	—	—	355
Change in operating assets, liabilities and other	11,742	(4,421)	(5)	—	7,316

Net cash provided by (used in) operating activities	11,346	40,503	(7)	—	51,842

Cash flows from investing activities:
Capital expenditures	—	(8,534)	—	—	(8,534)

Cash flows from financing activities:
Long-term debt proceeds	522	5,500	—	—	6,022
Long-term debt payments	(8,000)	(39,172)	—	—	(47,172)
Proceeds from issuance of common stock	1,259	—	—	—	1,259
Purchase and retirement of common stock	—	—	—	—	—
Dividends paid	(5,127)	—	—	—	(5,127)

Net cash used in financing activities	(11,346)	(33,672)	—	—	(45,018)

Net change in cash and cash equivalents	—	(1,703)	(7)	—	(1,710)
Cash and cash equivalents at beginning of period	—	10,020	10	—	10,030

Cash and cash equivalents at end of period	$—	$8,317	$3	$—	$8,320

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

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

        Net Sales.    Net sales for the quarter ended June 30, 2003 were $359.1 million, an increase of 16 percent compared to $308.5 million for the same period in 2002. This increase was due to a higher overall average selling price of 26 percent, which more than offset the 7 percent drop in the total sales volume.

        Net sales of chlorovinyls for the second quarter of 2003 were $289.0 million, 13 percent higher than net sales for the second quarter of 2002 of $256.7 million. This increase was the result of a 23 percent increase in sales prices. The higher sales prices were mainly attributable to a 36 percent increase in vinyl resins prices and a 186 percent increase in caustic soda prices. The overall sales volume fell 8 percent, primarily in vinyl resins and compounds which decreased 15 percent and 11 percent, respectively.

        Net sales of aromatics for the second quarter of 2003 were $70.1 million, an increase of 35 percent compared to $51.9 million for the same period in 2002. Although sales volumes decreased by 4 percent, sales prices increased by 41 percent. The sales price increase reflects increases in sales prices of 43 percent for phenol and 93 percent for acetone. Phenol sales volume decreased 16 percent.

        Cost of Sales.    Cost of sales for the second quarter of 2003 was $324.2 million, an increase of 16 percent compared to $280.6 million for the second quarter of 2002. The primary reasons for this increase were higher prices for raw materials and natural gas. Ethylene, natural gas, and chlorine prices increased 31 percent, 59 percent, and 131 percent, respectively. As a percentage of sales, cost of sales decreased to 90 percent in the second quarter of 2003 compared to 91 percent in the second quarter of 2002.

        Selling and Administrative Expenses.    Selling and administrative expenses were $12.0 million for the three months ended June 30, 2003, an increase of $3.0 million from the same period in 2002. The increase mainly reflects a benefit from a lawsuit recovery of approximately $1.7 million that was recognized in the second quarter of 2002 and a $0.7 million increase in insurance costs in the second quarter of 2003. This increase was primarily charged to unallocated corporate overhead, as chlorovinyls and aromatics selling and administrative expenses remained relatively flat.

        Operating Income.    Operating income in the second quarter of 2003 was $22.8 million, an increase of 21 percent compared to $18.9 million in the second quarter of 2002. This improvement was a result of higher sales prices which more than offset lower sales volumes and higher raw materials and natural gas costs. As a percentage of net sales, operating profit remained at 6 percent of net sales for both quarters.

        Our chlorovinyls operating profit for the second quarter of 2003 was $27.6 million, an increase of 10 percent compared to $25.2 million for the same period in 2002. The most significant factor in the increase was the increase in sales prices which exceeded the increases in raw materials and natural gas costs.

        In the second quarter of 2003, the aromatics segment operating loss of $0.9 million compared favorably to the loss of $5.4 million in the second quarter of 2002. The improvement was primarily due to sales price increases exceeding raw materials price increases.

        Net Interest Expense.    Interest expense decreased to $9.7 million for the quarter ended June 30, 2003 compared with $12.9 million for the same period in 2002. This decrease was primarily attributable to lower interest rates and change in our debt structure.

        Provision for Income Taxes.    The provision for income taxes was $4.7 million for the second quarter of 2003 compared to $2.2 million for the second quarter of 2002. The increase was attributable to a higher operating income and lower interest expense. Our effective tax rate was 36 percent for both quarters.

        Net Income.    Net income for the three months ended June 30, 2003 was $8.4 million, compared to $3.8 million for the three months ended June 30, 2002. The increase was mainly attributable to the reasons stated above.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

        Net Sales.    Net sales for the six months ended June 30, 2003 were $723.1 million, an increase of 27 percent compared to $569.4 million for the same period in 2002. This increase was due to a higher overall average selling price of 23 percent and a 3 percent increase in total sales volume.

        Net sales of chlorovinyls for the first half of 2003 were $593.4 million, 26 percent higher than net sales for the first half of 2002 of $471.4 million. The increase was due primarily to higher average selling prices as vinyl resins and caustic soda sales prices increased 42 percent and 51 percent, respectively. Vinyl resins and compounds sales volumes decreased 6 percent and 7 percent, respectively.

        Net sales of aromatics for the first half of 2003 were $129.7 million, an increase of 32 percent compared to $98.0 million for the same period in 2002. Although sales volumes decreased by 11 percent, sales prices increased by 49 percent. The increase reflects an increase in sales prices of 46 percent for phenol and 79 percent for acetone. Phenol sales volume decreased 7 percent compared to last year.

        Cost of Sales.    Cost of sales for the first half of 2003 was $667.1 million, an increase of 29 percent compared to $516.2 million for the first half of 2002. The primary reasons for this increase were higher prices for raw materials and natural gas. Ethylene, natural gas, chlorine and benzene increased 39 percent, 97 percent, 223 percent and 55 percent, respectively. As a percentage of sales, cost of sales increased to 92 percent in the first half of 2003 compared to 91 percent in the same period of 2002.

        Selling and Administrative Expenses.    Selling and administrative expenses were $26.0 million for the six months ended June 30, 2003, an increase of $5.4 million from the same period in 2002. The increase mainly reflects a benefit from a lawsuit recovery of approximately $1.7 million that was recognized in the first half of 2002 and is also attributable to both higher insurance costs of approximately $1.5 million and higher legal and professional fees of approximately $1.4 million in the first half of 2003. This increase was primarily charged to unallocated corporate overhead, as chlorovinyls and aromatics selling and administrative expenses remained relatively flat.

        Operating Income.    Operating income in the first six months of 2003 was $30.1 million, a decrease of 8 percent compared to $32.7 million in the first six months of 2002. The decrease was the result of higher sales prices being offset by higher raw materials and natural gas costs, lower vinyl resins and compounds sales volumes and an increase in selling and administrative cost. As a percentage of net sales, operating profit decreased to 4 percent in the first half of 2003 from 6 percent for the same period in 2002.

        Our chlorovinyls operating profit for the first six months of 2003 was $42.1 million, a decrease of 3 percent compared to $43.3 million for the same period in 2002. The most significant factors in the decrease were the decrease in vinyl resins and compounds sales volumes and increases in raw materials and natural gas costs.

        Our aromatics operating loss for the first six months of 2003 was $2.7 million, a $3.5 million improvement compared to the operating loss of $6.2 million for the first six months of 2002. The improvement was the result of sales price increases exceeding raw materials cost increases.

        Net Interest Expense.    Interest expense decreased to $19.6 million for the first six months ended June 30, 2003 compared with $25.7 million for the same period in 2002. This decrease was primarily attributable to lower interest rates and change in our debt structure.

        Provision for Income Taxes.    The provision for income taxes was $3.8 million for the first six months of 2003 compared to $2.5 million for the first six months of 2002. The increase in the provision for income taxes was due to a lower interest expense which more than compensated for a lower operating income. Our effective tax rate was 36 percent for both six month periods.

        Net Income.    Net income for the first half of 2003 was $6.8 million, a $2.4 million improvement over the first half of 2002. This was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 2003, we used $18.7 million in cash flow from operating activities as compared to generating $51.8 million during the same period in 2002. The major components of operating cash flows before working capital for the first six months of 2003 were the net income of $6.8 million, the non-cash provision of $32.0 million for depreciation and amortization, and the provision for deferred income taxes of $1.4 million. Working capital used $50.4 million of operating cash flows during the first half of 2003. Total working capital at June 30, 2003 was $108.4 million versus $58.0 million at December 31, 2002. Significant changes in working capital for the first six months of 2003 included an increase in accounts receivable, higher inventories, an increase in accounts payable and a decrease in accrued compensation. The increase in accounts receivable was primarily attributable to the increase in sales prices during the six months ended June 30, 2003. Inventories increased as a result of higher raw materials prices offsetting lower volumes. Increases in accounts payable were attributable to the timing of certain payments and higher trade payable balances related to increased natural gas and raw materials prices.

        Debt increased by $30.7 million during the six months ended June 30, 2003 to $507.7 million. As of June 30, 2003, we had availability to borrow an additional $63.7 million under the revolving credit facility. Capital expenditures for the six months ended June 30, 2003 were $11.1 million as compared to $8.5 million for the same 2002 period. Capital expenditures for 2003 are being directed toward certain environmental projects, increased efficiency and expansions of existing operations. We estimate total capital expenditures for 2003 will be in the range of $25 million to $30 million.

        We declared dividends of $0.16 per share or $5.2 million during the first six months of 2003.

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

        On November 15, 2002, we entered into a new agreement (the "Securitization") pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $75.0 million, as permitted by the Securitization.

        At June 30, 2003, the unpaid balance of accounts receivable in the defined pool was approximately $193.0 million. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We have a subordinated interest of approximately $118.0 million in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During the first half of 2003, we received approximately $673.0 million from the sales of receivables under the Securitization.

        Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that cash flow from operations, together with our cash and cash equivalents of $3.7 million, and the availability to borrow an additional $63.7 million under the revolving credit facility, at June 30, 2003, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants (except as noted below) which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. We ended the second quarter within the range of all required ratios. However, as we look ahead to the end of the third quarter, our senior credit facility provides for a step down in the maximum debt-to-earnings before interest, tax, depreciation, and amortization ratio. Given our current earnings estimate for the third quarter, it is uncertain as to whether we will meet that requirement. Therefore we are having discussions with our administrative agent for the senior credit facility to determine what actions, if any, would be prudent during the third quarter. Should we decide to amend the senior credit facility, we presently do not anticipate any problems in doing so. Even if we obtain covenant relief regarding the leverage ratio, it is possible that we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios if our expectations regarding our business prove incorrect.

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

OUTLOOK

        As we look to the third quarter of 2003, we are not seeing the signs of an economic recovery in the demand for our products. While there may be some improvement in sales volumes, there is pressure on sales prices and an unscheduled plant outage, which may result in lower overall earnings for the third quarter compared to the second quarter, although there can be no assurances.

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

  •
  changes and/or seasonality and cyclicality in the industries to which our products are sold;

  •
  availability and pricing of raw materials;

  •
  technological changes affecting production;

  •
  difficulty in plant operations and product transportation;

  •
  governmental and environmental regulations; and

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our quarterly report on form 10-Q for the quarter ended March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of certain market risks related to Georgia Gulf, see Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant developments with respect to our exposure to market risk.

Item 4. Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's President and Chief Executive Officer along with the company's Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the company's President and Chief Executive Officer along with the company's Vice President of Finance and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings as of June 30,2003. There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect Georgia Gulf's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        We are involved in certain legal proceedings that are described in our 2002 Annual Report on Form 10-K. During the three months ended June 30, 2003, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2002 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's annual meeting of stockholders was held May 20, 2003 in Atlanta, Georgia for the following purposes: (i) to elect two directors to serve for a term of three years; and (ii) to ratify the appointment of Deloitte & Touche LLP to serve as independent public accountants for the Company for the year ending December 31, 2003.

        The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or abstentions
Dennis M. Chorba	20,103,087	6,578,140	0
Patrick J. Fleming	26,517,954	163,273	0

        In addition, the terms of the following directors continued after the meeting:

    Edward A. Schmitt (Chairman of the Board of Directors)
    Jerry R. Satrum
    John E. Akitt
    Charles T. Harris III

        The appointment of Deloitte & Touche LLP to serve as independent public accountants for the Company for the year ending December 31, 2003 was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
26,319,583	359,390	2,254	0

Item 5. Other Information

        We experienced an unscheduled outage at the company's VCM plant in Plaquemine, Louisiana on July 31, 2003. Start-up of the plant is scheduled for August 14, 2003. We expect normal production rates will resume shortly thereafter. We do not expect the outage to result in a loss of sales volume as the company has been able to ship from inventory and shift production to its other VCM plants; however, earnings will be adversely affected as a result of the fixed manufacturing expenses being absorbed by lower production volume and costs associated with repairing the plant.

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits

  31
  Rule 13a-14(a)/15d-14(a) Certifications.

  32
  Section 1350 Certifications.

  b)
  Reports on Form 8-K filed with the Securities and Exchange Commission during the second quarter of 2003 including the items reported and dates of such reports:

  1.
  Form 8-K filed May 2, 2003, dated May 1, 2003.

  •
  Item 7 Financial Statements and Exhibits

  •
  Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on May 1, 2003 Georgia Gulf issued a press release announcing certain financial and operating results for the first quarter of 2003.

  2.
  Form 8-K filed June 20, 2003, dated June 19, 2003.

  •
  Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Report that on June 19, 2003 Georgia Gulf issued a press release announcing expectations regarding certain financial and operating results for the second quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date August 13, 2003	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date August 13, 2003	/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED JUNE 30, 2003 INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES