Form 10-Q
period 2003-09-30
GEORGIA GULF CORP /DE/
filed 2003-11-12
CIK 805264

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9753
___________

GEORGIA GULF CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-1563799 (I.R.S. Employer Identification No.)
400 Perimeter Center Terrace, Suite 595, Atlanta, Georgia (Address of principal executive offices)	30346 (Zip code)
___________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common Stock, $0.01 par value	32,502,398

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$5,660	$8,019
Receivables, net of allowance for doubtful accounts of $1,208 in 2003 and $1,785 in 2002	102,484	59,603
Inventories	110,526	114,575
Prepaid expenses	7,692	10,393
Deferred income taxes	6,500	5,657

Total current assets	232,862	198,247
Property, plant and equipment, net	491,774	521,326
Goodwill	77,720	77,720
Other assets	77,743	78,266

Total assets	$880,099	$875,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$600	$600
Accounts payable	104,951	107,943
Interest payable	12,152	4,650
Accrued compensation	10,453	14,325
Other accrued liabilities	15,069	12,733

Total current liabilities	143,225	140,251
Long-term debt, net of current portion	468,936	476,386
Deferred income taxes	125,507	126,250
Other non-current liabilities	7,519	6,872
Stockholders' equity	134,912	125,800

Total liabilities and stockholders' equity	$880,099	$875,559

Common shares outstanding	32,478	32,319

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales	$348,832	$342,594	$1,071,960	$911,984
Operating costs and expenses
Cost of sales	317,808	289,809	984,860	805,988
Selling, general and administrative expenses	9,279	13,040	35,232	33,574

Total operating costs and expenses	327,087	302,849	1,020,092	839,562

Operating income	21,745	39,745	51,868	72,422
Interest expense, net	(9,676)	(13,082)	(29,232)	(38,829)

Income before income taxes	12,069	26,663	22,636	33,593
Provision for income taxes	4,343	9,597	8,145	12,091

Net income	$7,726	$17,066	$14,491	$21,502

Earnings per share:
Basic	$0.24	$0.53	$0.45	$0.67
Diluted	$0.24	$0.53	$0.45	$0.67
Weighted average common shares:
Basic	32,263	32,009	32,235	31,974
Diluted	32,469	32,278	32,427	32,220

See notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$14,491	$21,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,039	51,700
Provision (benefit) for (from) deferred income taxes	(1,586)	7,360
Tax benefit related to stock plans	631	513
Stock based compensation	1,163	437
Change in operating assets, liabilities and other	(35,163)	(16,754)

Net cash provided by operating activities	27,575	64,758

Cash flows used in investing activities:
Capital expenditures	(15,312)	(13,064)

Cash flows from financing activities:
Net change in revolving line of credit	8,000	—
Proceeds from long term debt	—	249,750
Payments of long-term debt	(15,450)	(295,510)
Proceeds from issuance of common stock	909	1,681
Purchase and retirement of common stock	(294)	—
Dividends paid	(7,787)	(7,698)

Net cash used in financing activities	(14,622)	(51,777)

Net change in cash and cash equivalents	(2,359)	(83)
Cash and cash equivalents at beginning of period	8,019	10,030

Cash and cash equivalents at end of period	$5,660	$9,947

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. Our operating results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. In September 2003 the FASB decided to amend FIN 46 to clarify certain aspects of the determination of who is a primary beneficiary of a variable interest entity and has not finalized when companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities in existence prior to January 31, 2003. We believe the provisions of FIN No. 46 will not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Standards (SFAS) No. 149, ''Amendment of Statement 133 on Derivative Instruments and Hedging Activities''. This statement will be applied prospectively and is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ''Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity''. This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in a company’s statement of financial position. This statement is effective for all contracts created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

NOTE 3: ACCOUNTS RECEIVABLE SECURITIZATION

On November 15, 2002, we entered into a new agreement (the "Securitization") pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $75.0 million, as permitted by the Securitization. At September 30, 2003, the unpaid balance of accounts receivable in the defined pool was approximately $183.0 million. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We have a subordinated interest of approximately $108.0 million in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. Losses on sales of receivables pertaining to the securitization included in selling and administrative expense was $404,000 for the quarter ended September 30, 2003. There was no loss in the same period in 2002. Losses on sales of receivables were $1,280,000 and $17,000 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 4: INVENTORIES

The major classes of inventories were as follows:

	September 30, 2003	December 31, 2002

	(In thousands)

Raw materials and supplies	$47,036	$38,578
Finished goods	63,490	75,997

	$110,526	$114,575

NOTE 5: OTHER ASSETS

Other assets, net of accumulated amortization, consisted of the following:

	September 30, 2003	December 31, 2002

	(In thousands)

Advances and deposits for long-term purchase contracts	$42,105	$40,798
Debt issuance costs	9,459	11,400
Other	26,179	26,068

Other assets	$77,743	$78,266

Debt issuance costs amortized as interest expense during the first nine months of 2003 and 2002 were approximately $2,350,000 and $2,415,000, respectively.

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

Many of the workers injured in this accident were employed by contractors we hired to perform various services on our site. Under the contracts for services, the contractors agreed to hold us harmless and indemnify us for amounts we were required to pay for personal injuries to their workers. During the course of this litigation, we had made demands for the contractors to reimburse us for damage amounts we had paid to their employees. In August 2003, we recovered $3.1 million as reimbursement for amounts paid by us to one contractor’s employees. We continue to pursue additional repayments from other contractors, but we do not believe any future recoveries will be material.

Georgia Gulf is currently negotiating with the Louisiana Department of Environmental Quality to reach a global settlement that combines several pending enforcement matters relating to the operation of its production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege violations due to unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Georgia Gulf believes that if a global settlement is reached, the total penalty for the pending matters described above, when grouped together, will exceed $100,000, but will not have a material effect on our financial position or on our results of operations.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2003	December 31, 2002

	(In thousands)

Senior credit facility
Revolving credit facility	$8,000	$—
Tranche C term loan	134,330	149,780
7 5/8 percent notes due 2005	100,000	100,000
10 3/8 percent notes due 2007	200,000	200,000
Other	27,206	27,206

Total debt	469,536	476,986
Less current portion	600	600

Long-term debt	$468,936	$476,386

On September 26, 2003, we executed Amendment No. 2 to the Credit Agreement, ("the Amendment"), dated as of November 12, 1999 and amended and restated as of August 9, 2002. The Amendment increases the ABR Spread and Eurodollar Spread to 1.75% and 2.75% respectively, when our leverage ratio is greater than or equal to 4.0:1 and less than 5.0:1 and to 2.00% and 3.00%, respectively, when our leverage ratio is equal to or greater and 5.0:1. The Amendment also revises the definition of Consolidated Cash Interest Expense for financial covenant purposes to exclude any premiums paid in connection with the redemption of subordinated debt, increases our maximum financing under a permitted receivables transaction to $100 million from $75 million, and increases our permitted leverage ratio for each quarter beginning September 30, 2003 and ending December 31, 2004.

NOTE 8: STOCK-BASED COMPENSATION

Restricted Stock Awards. For the nine months ended 2003 and 2002 we granted restricted stock awards for 117,000 and 113,125 shares, respectively, of our common stock to key employees of the company. The weighted average grant date fair value per share of restricted stock granted during the first nine months of 2003 and 2002 was $18.85 and $24.29, respectively. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the third quarter of 2003 and 2002 related to the vesting of all restricted stock awards was approximately $262,000 and $5,000, respectively. Compensation expense, net of tax, for the first nine months of 2003 and 2002 was approximately $716,000 and $280,000, respectively. The unamortized costs of all unvested restricted stock awards of approximately $3,147,000 at September 30, 2003 are included in stockholders' equity and are being amortized on a straight-line basis over the three-year vesting period.

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

For stock option grants:

	2003	2002

Risk-free interest rate	3.65%	5.28%
Expected life	8 years	8 years
Expected volatility	44%	44%
Expected dividend yield	1.70%	1.31%

For stock purchase plan rights:

	2003	2002

Risk-free interest rate	1.38%	2.40%
Expected life	1 year	1 year
Expected volatility	44%	44%
Expected dividend yield	1.34%	1.73%

Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(In thousands)

For stock option grants	$810	$969	$2,292	$2,776
For stock purchase plan rights	306	223	917	670

Total	1,116	1,192	3,209	3,446
Provision for income taxes	402	429	1,155	1,241

Total, net of taxes	$714	$763	$2,054	$2,205

Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)

Net income
As reported	$7,726	$17,066	$14,491	$21,502
Pro forma	7,012	16,303	12,437	19,297
Basic earnings per share
As reported	$.24	$.53	$.45	$.67
Pro forma	.22	.51	.39	.60
Diluted earnings per share
As reported	$.24	$.53	$.45	$.67
Pro forma	.22	.51	.38	.60

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

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(In thousands)
Segment net sales:
Chlorovinyls	$281,889	$279,046	$875,335	$750,466
Aromatics	66,943	63,548	196,625	161,518

Net sales	$348,832	$342,594	$1,071,960	$911,984

Segment operating income (loss):
Chlorovinyls	$19,084	$46,764	$61,160	$90,049
Aromatics	4,406	(2,392)	1,735	(8,622)
Corporate and general plant services	(1,745)	(4,627)	(11,027)	(9,005)

Total operating income	$21,745	$39,745	$51,868	$72,422

NOTE 10: EARNINGS PER SHARE

There are no adjustments to "Net income" or " Income before income taxes" for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended September 30 ,		Nine months ended September 30 ,

	2003	2002	2003	2002

	(In thousands)

Weighted average common shares—basic	32,263	32,009	32,235	31,974
Plus incremental shares from assumed conversions:
Options and Awards	189	197	161	181
Employee stock purchase plan rights	17	72	31	65

Weighted average common shares—diluted	32,469	32,278	32,427	32,220

NOTE 11: COMPREHENSIVE INCOME (LOSS) INFORMATION

The sole component and ending balance of accumulated other comprehensive income (loss) is shown as follows:

Accumulated other comprehensive (loss)—net of tax

	September 30, 2003	December 31, 2002

	(In thousands)

Additional minimum pension liability	$(504)	$(504)

Total comprehensive income

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(In thousands)
Net income	$7,726	$17,066	$14,491	$21,502
Other comprehensive income:
Cumulative interest rate swap valuation to market, net of tax	—	1,195	—	2,363

Total comprehensive income	$7,726	$18,261	$14,491	$23,865

NOTE 12: SUBSEQUENT EVENTS

On November 3, 2003 the Company commenced an offer to purchase any and all of its 10 3/8 percent senior subordinated notes due 2007, $200 million in principal amount of which was outstanding, and a solicitation of consents to proposed amendments to the related indenture.  The Company’s obligation to accept for purchase, and to pay for, any notes validly tendered and not validly withdrawn pursuant to the tender offer is conditioned upon, among other things, the receipt by the Company of proceeds of one or more replacement financings that would generate net proceeds sufficient to pay the aggregate total consideration and the other expenses of the tender offer and consent solicitation.

NOTE 13: SUPPLEMENTAL GUARANTOR INFORMATION

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$5,649	$11	$—	$5,660
Receivables, net	273,298	1,747	107,134	(279,695)	102,484
Inventories	—	110,526	—	—	110,526
Prepaid expenses	—	7,660	32	—	7,692
Deferred income taxes	—	6,500	—	—	6,500

Total current assets	273,298	132,082	107,177	(279,695)	232,862
Property, plant and equipment, net	153	491,621	—	—	491,774
Goodwill	—	77,720	—	—	77,720
Other assets	19,079	58,664	—	—	77,743
Investment in subsidiaries	193,082	89,854	—	(282,936)	—

Total assets	$485,612	$849,941	$107,177	$(562,631)	$880,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	3,838	363,473	17,335	(279,695)	104,951
Interest payable	12,137	15	—	—	12,152
Accrued compensation	—	10,453	—	—	10,453
Other accrued liabilities	—	15,069	—	—	15,069

Total current liabilities	15,975	389,610	17,335	(279,695)	143,225
Long-term debt, net of current portion	327,206	141,730	—	—	468,936
Deferred income taxes	—	125,507	—	—	125,507
Other non-current liabilities	7,519	—	—	—	7,519
Stockholders' equity	134,912	193,094	89,842	(282,936)	134,912

Total liabilities and stockholders' equity	$485,612	$849,941	$107,177	$(562,631)	$880,099

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$8,008	$11	$—	$8,019
Receivables, net	275,542	2,076	70,631	(288,646)	59,603
Inventories	—	114,575	—	—	114,575
Prepaid expenses	913	9,268	212	—	10,393
Deferred income taxes	—	5,657	—	—	5,657

Total current assets	276,455	139,584	70,854	(288,646)	198,247
Property, plant and equipment, net	197	521,129	—	—	521,326
Goodwill	—	77,720	—	—	77,720
Other assets	18,187	60,079	—	—	78,266
Investment in subsidiaries	174,460	64,073	—	(238,533)	—

Total assets	$469,299	$862,585	$70,854	$(527,179)	$875,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	4,790	385,025	6,774	(288,646)	107,943
Interest payable	4,632	18	—	—	4,650
Accrued compensation	—	14,325	—	—	14,325
Other accrued liabilities	—	12,733	—	—	12,733

Total current liabilities	9,422	412,701	6,774	(288,646)	140,251
Long-term debt, net of current portion	327,206	149,180	—	—	476,386
Deferred income taxes	—	126,250	—	—	126,250
Other non-current liabilities	6,872	—	—	—	6,872
Stockholders' equity	125,799	174,454	64,080	(238,533)	125,800

Total liabilities and stockholders' equity	$469,299	$862,585	$70,854	$(527,179)	$875,559

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended September 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$2,699	$348,832	$1,160	$(3,859)	$348,832
Operating costs and expenses:
Cost of sales	—	317,808	—	—	317,808
Selling, general and administrative expenses	3,157	9,122	859	(3,859)	9,279

Total operating costs and expenses	3,157	326,930	859	(3,859)	327,087

Operating income (loss)	(458)	21,902	301	—	21,745
Other income (expense):
Interest expense, net	(1,606)	(8,070)	—	—	(9,676)
Equity in income of subsidiaries	9,047	312	—	(9,359)	—

Income before taxes	6,983	14,144	301	(9,359)	12,069
Provision (benefit) for (from) income taxes	(743)	5,086	—	—	4,343

Net income	$7,726	$9,058	$301	$(9,359)	$7,726

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Nine Months Ended September 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$8,096	$1,071,960	$3,339	$(11,435)	$1,071,960
Operating costs and expenses:
Cost of sales	—	984,860	—	—	984,860
Selling, general and administrative expenses	9,485	34,548	2,634	(11,435)	35,232

Total operating costs and expenses	9,485	1,019,408	2,634	(11,435)	1,020,092

Operating income (loss)	(1,389)	52,552	705	—	51,868
Other income (expense):
Interest expense, net	(5,067)	(24,165)	—	—	(29,232)
Equity in income of subsidiaries	18,623	723	—	(19,346)	—

Income before taxes	12,167	29,110	705	(19,346)	22,636
Provision (benefit) for (from) income taxes	(2,324)	10,469	—	—	8,145

Net income	$14,491	$18,641	$705	$(19,346)	$14,491

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$2,595	$342,594	$—	$(2,595)	$342,594
Operating costs and expenses:
Cost of sales	—	289,809	—	—	289,809
Selling, general and administrative expenses	2,398	13,222	15	(2,595)	13,040

Total operating costs and expenses	2,398	303,031	15	(2,595)	302,849

Operating income (loss)	197	39,563	(15)	—	39,745
Other income (expense):
Interest expense, net	12,267	(25,349)	—	—	(13,082)
Equity in income of subsidiaries	9,089	—	—	(9,089)	—

Income (loss) before taxes	21,553	14,214	(15)	(9,089)	26,663
Provision for income taxes	4,487	5,110	—	—	9,597

Net income (loss)	$17,066	$9,104	$(15)	$(9,089)	$17,066

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$7,785	$911,984	$—	$(7,785)	$911,984
Operating costs and expenses:
Cost of sales	—	805,988	—	—	805,988
Selling, general and administrative expenses	7,603	33,740	16	(7,785)	33,574

Total operating costs and expenses	7,603	839,728	16	(7,785)	839,562

Operating income (loss)	182	72,256	(16)	—	72,422
Other income (expense):
Interest expense, net	(3,404)	(35,425)	—	—	(38,829)
Equity in income of subsidiaries	23,564	—	—	(23,564)	—

Income (loss) before taxes	20,342	36,831	(16)	(23,564)	33,593
Provision (benefit) for income taxes	(1,160)	13,251	—	—	12,091

Net income (loss)	$21,502	$23,580	$(16)	$(23,564)	$21,502

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$14,491	$18,641	$705	$(19,346)	$14,491
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	961	46,899	179	—	48,039
Benefit from deferred income taxes	—	(1,586)	—	—	(1,586)
Tax benefit related to stock plans	631	—	—	—	631
Stock based compensation	1,163	—	—	—	1,163
Equity in net income of subsidiaries	(18,622)	(724)	—	19,346	—
Change in operating assets, liabilities and other	8,556	(42,835)	(884)	—	(35,163)

Net cash provided by operating activities	7,180	20,395	—	—	27,575
Cash flows used in investing activities:
Capital expenditures	(7)	(15,305)	—	—	(15,312)

Cash flows from financing activities:
Net change in revolving line of credit	—	8,000	—	—	8,000
Payments of long-term debt	—	(15,450)	—	—	(15,450)
Proceeds from issuance of common stock	909	—	—	—	909
Purchase and retirement of common stock	(294)	—	—	—	(294)
Dividends paid	(7,787)	—	—	—	(7,787)

Net cash used in financing activities	(7,172)	(7,450)	—	—	(14,622)

Net change in cash and cash equivalents	1	(2,360)	—	—	(2,359)
Cash and cash equivalents at beginning of period	—	8,008	11	—	8,019

Cash and cash equivalents at end of period	$—	$5,649	$11	$—	$5,660

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$21,502	$23,580	$(16)	$(23,564)	$21,502
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	980	50,720	—	—	51,700
Provision for deferred income taxes	—	7,360	—		7,360
Tax benefit related to stock plans	513	—	—	—	513
Stock based compensation	437	—	—	—	437
Equity in net income of subsidiaries	(23,564)	—	—	23,564	—
Change in operating assets, liabilities and other	13,627	(30,394)	13	—	(16,754)

Net cash provided by (used in) operating activities	13,495	51,266	(3)	—	64,758
Cash flows used in investing activities:
Capital expenditures	—	(13,064)	—	—	(13,064)

Cash flows from financing activities:
Proceeds from long-term debt	522	249,228	—	—	249,750
Payments of long-term debt	(8,000)	(287,510)	—	—	(295,510)
Proceeds from issuance of common stock	1,681	—	—	—	1,681
Dividends paid	(7,698)	—	—	—	(7,698)

Net cash used in financing activities	(13,495)	(38,282)	—	—	(51,777)

Net change in cash and cash equivalents	—	(80)	(3)	—	(83)
Cash and cash equivalents at beginning of period	—	10,020	10	—	10,030

Cash and cash equivalents at end of period	$—	$9,940	$7	$—	$9,947

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Georgia Gulf Corporation and Subsidiaries ("Georgia Gulf") manufactures and markets products through two highly integrated product lines categorized into two operating segments, chlorovinyls and aromatic chemicals. Our chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), and vinyl resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net Sales. Net sales for the quarter ended September 30, 2003 were $348.8 million, an increase of 2 percent compared to $342.6 million for the same period in 2002. This increase was primarily due to 13 percent higher sales prices in both segments which were offset by 10 percent lower sales volumes.

Chlorovinyls net sales for the third quarter of 2003 were $281.9 million, slightly higher than net sales for the third quarter of 2002 of $279.0 million. The chlorovinyls increase followed the total net sales trend. Sales prices increased by 13 percent and were partially offset by a sales volume decrease of 11 percent.

Aromatics net sales for the third quarter of 2003 were $66.9 million, an increase of 5 percent compared to $63.5 million for the same period in 2002. The aromatics increase followed the total net sales trend. Sales prices increased by 12 percent mainly as a result of a 41 percent increase in sales prices for acetone.

Cost of Sales. Cost of sales for the third quarter of 2003 was $317.8 million, an increase of 10 percent compared to $289.8 million for the third quarter of 2002. The increase was caused by higher raw materials prices, especially natural gas which was up 62 percent, somewhat offset by lower volumes used in 2003 compared to 2002 including an unexpected VCM plant outage in the third quarter, that had an unfavorable pretax impact of $3.7 million . As a percentage of sales, cost of sales increased to 91 percent in the third quarter of 2003 compared to 85 percent in the third quarter of 2002. This increase mainly reflected overall raw materials price increases outpacing sales price increases.

Chlorovinyls cost of sales for the third quarter of 2003 was $256.2 million compared to $225.1 million for the same quarter in 2002, an increase of 14 percent. As stated above, the increase is mainly attributable to higher raw materials costs for natural gas and ethylene, which increased 62 percent and 17 percent, respectively, somewhat offset by the 11 percent decrease in sales volume.

Aromatics cost of sales for the third quarter of 2003 was $61.6 million a decrease of 5 percent compared to $64.7 million for the same quarter in 2002. The decrease is mainly attributable to a decrease in raw materials usage, as a result of a 6 percent reduction in sales volume, as well as an increase in sales prices for phenol of 10 percent and acetone of 41 percent. The increase in sales prices more than compensated for the overall increase in raw materials prices.

Selling and Administrative Expenses. Selling and administrative expenses were $9.3 million for the three months ended September 30, 2003, a decrease of $3.8 million from the same period in 2002. This decrease is primarily attributable to a favorable settlement of a lawsuit in the third quarter of 2003 of approximately $3.1 million.

Chlorovinyls selling and administrative expenses were $6.6 million for the third quarter in 2003, a decrease of $.6 million from the same quarter in 2002.

Aromatics selling and administrative expenses were $.9 million for the third quarter in 2003 compared to $1.2 million for the same quarter in 2002, a decrease of $.3 million.

Operating Income. Operating income in the third quarter of 2003 was $21.7 million, a decrease of 45 percent compared to $39.7 million in the third quarter of 2002. The decrease was due to an increase in total operating costs and expenses of 8 percent in the third quarter of 2003 which was only slightly offset by a 2 percent increase in net sales. Operating costs were higher primarily due to 62 percent and 17 percent increases in natural gas and ethylene costs, respectively, together with a 10 percent decrease in sales volume, which more than offset a 13 percent increase in sales prices.

Our chlorovinyls operating income for the third quarter of 2003 was $19.1 million, a decrease of 59 percent compared to $46.8 million for the same period in 2002. Sales increased by only 1 percent in the third quarter of 2003 while cost of sales increased by 14 percent due to the increase in natural gas and ethylene costs.

Our aromatics operating income for the third quarter of 2003 was $4.4 million, an increase of $6.8 million compared to an operating loss of $2.4 million in the third quarter 2002. Although natural gas and benzene raw materials costs increased in the third quarter of 2003 compared to 2002, they were more than offset by the increase in sales prices for all aromatic products compared to the same quarter in 2002.

Net Interest Expense. Net interest expense decreased to $9.7 million for the quarter ended September 30, 2003 compared with $13.1 million for the same period in 2002. This decrease was primarily attributable to lower long-term debt balances and lower interest rates.

Provision for Income Taxes. The provision for income taxes was $4.3 million for the third quarter of 2003 compared to a provision of $9.6 million for the third quarter of 2002. The decrease in the provision for income taxes was primarily attributable to the decreased operating income generated for the quarter compared to the same period in 2002. Our effective tax rate was consistent at 36 percent for both quarters.

Net Income. As a result of the above factors, net income for the three months ended September 30, 2003 was $7.7 million, compared to net income of $17.1 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net Sales. For the nine months ended September 30, 2003, net sales were $1,072.0 million, an increase of 18 percent compared to $912.0 million for the same period in 2002. This increase was due to a 19 percent increase in overall average sales prices, the most significant of which was for vinyl resins, being offset by a 5 percent decrease in vinyl resins sales volume.

Chlorovinyls net sales for the first nine months of 2003 were $875.3 million, 17 percent higher than net sales for the first nine months of 2002 of $750.5 million. This increase was due primarily to 28 percent higher average selling prices for vinyl resins and 57 percent higher selling prices for caustic soda more than offsetting a 5 percent decrease in vinyl resin sales volume.

Aromatics net sales for the first nine months of 2003 were $196.6 million, an increase of 22 percent compared to $161.5 million for the same period in 2002. This increase was primarily the result of a 34 percent increase in sales prices more than offsetting a 9 percent decrease in sales volume. Acetone and phenol sales prices increased 65 percent and 33 percent, respectively.

Cost of Sales. Cost of sales for the first nine months of 2003 was $984.9 million, an increase of 22 percent compared to $806.0 million for the first nine months of 2002. The primary reasons for this increase were 85 percent higher prices for natural gas, 32 percent higher prices for ethylene, 83 percent higher prices for chlorine, and an unexpected VCM plant outage in the third quarter of 2003, which had an unfavorable pretax impact of $3.7 million . As a percentage of sales, cost of sales increased to 92 percent in the first nine months of 2003 compared to 88 percent in the first nine months of 2002.

Chlorovinyls cost of sales for the first nine months of 2003 was $793.1 million, an increase of 24 percent compared to $639.2 million for the same period in 2002. The increase is mainly attributable to higher raw materials costs for natural gas, ethylene and chlorine.

Aromatics cost of sales for the first nine months of 2003 was $191.8 million, an increase of 15 percent compared to $166.8 million for the same period in 2002. The increase is mainly attributable to an overall increase in raw materials prices of 33 percent due to natural gas and benzene costs increasing 85 percent and 33 percent, respectively, over the same prior year period. Although there was a 34 percent increase in sales price, it was more than offset by a 9 percent decrease in sales volume.

Selling and Administrative Expenses. Selling and administrative expenses were $35.2 million for the nine months ended September 30, 2003, an increase of 5 percent from the same period in 2002. This increase is primarily attributable to higher insurance and legal fees slightly offset by the receipt of a favorable settlement of a lawsuit of approximately $3.1 million in the third quarter of 2003.

Chlorovinyls selling and administrative expenses were $21.1 million for the first nine months in 2003 compared to $21.2 million for the same period in 2002.

Aromatics selling and administrative expenses were $3.1 million for the first nine months in 2003 compared to $3.4 million for the same period in 2002.

Operating Income. Operating income in the first nine months of 2003 was $51.9 million, a decrease of 28 percent compared to $72.4 million in the first nine months of 2002. The decrease was due to an increase in total operating cost and expenses of 22 percent in the first nine months of 2003 which more than offset the 18 percent increase in net sales. Operating cost increased due to increases of 85 percent, 32 percent, and 83 percent in natural gas, ethylene and chlorine costs, respectively.

Our chlorovinyls operating income for the first nine months of 2003 was $61.2 million, a decrease of 32 percent compared to $90.0 million for the same period in 2002 due to sales increasing by only 17 percent in the first nine months of 2003 while cost of sales increased by 24 percent.

Our aromatics operating income for the first nine months of 2003 was $1.7 million, a $10.3 million improvement compared to an operating loss of $8.6 million in the first nine months of 2002. This improvement was a result of higher aromatics raw materials and natural gas costs being more than offset by increases in sales prices.

Net Interest Expense. Interest expense for the first nine months of 2003 was $29.2 million compared with $38.8 million for the same period in 2002. This decrease was primarily attributable to lower overall debt balances and lower interest rates.

Provision for Income Taxes. The provision for income taxes was $8.1 million for the first nine months of 2003 compared to a provision of $12.1 million for the same period in 2002. The provision for income taxes was primarily attributable to the decrease in income from continuing operations generated for the first nine months of 2003 compared to first nine months of 2002. Our effective tax rate was consistent at 36 percent for both periods.

Net Income (loss). Due to the factors discussed above, net income for the first nine months of 2003 was $14.5 million, a $7.0 million decrease over the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, we generated $27.6 million in cash flows from operating activities as compared to generating $64.7 million during the same period in 2002. The major components of operating cash flows before working capital for the first nine months of 2003 were the net income of $14.5 million and the non-cash provision of $48.0 million for depreciation and amortization, offset by the provision for deferred income taxes of $1.6 million. Working capital used $35.2 million of operating cash flows during the first nine months of 2003. Total working capital at September 30, 2003 was $89.6 million versus $58.0 million at December 31, 2002. The most significant change in working capital for the first nine months of 2003 was a $42.8 million increase in accounts receivable, primarily attributable to the increase in sales prices and volume during the nine months ended September 30, 2003.

Debt decreased by $7.5 million during the nine months ended September 30, 2003 to $469.5 million. As of September 30, 2003, we had availability to borrow an additional $86.7 million under the revolving credit facility. Capital expenditures for the nine months ended September 30, 2003 were $15.3 million as compared to $13.1 million for the same 2002 period. Capital expenditures for 2003 are being directed toward certain environmental projects, increased efficiency and expansions of existing operations. We estimate total capital expenditures for 2003 will be in the range of $20.5 million to $24.5 million.

We declared dividends of $0.24 per share or $7.8 million during the first nine months of 2003.

On August 9, 2002, we entered into an Amended and Restated Credit Agreement, amending the Senior Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 2 dated as of June 30, 2001. This amendment created a new $250 million Tranche C Term Loan. The Tranche C Term Loan was used to repay our existing $54.5 million Tranche A Term Loan and $194.4 million Tranche B Term Loan which were due November 12, 2005, and November 12, 2006. The new Tranche C Term Loan results in overall lower interest expense, delays the required principal payments, and contains less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. The revolving credit facility matures November 12, 2005, while the new Tranche C Term Loan matures on May 12, 2007 unless we refinance our 10 3/8 percent notes, in which case it matures on May 12, 2009.

On September 26, 2003, we executed Amendment No. 2 to the Credit Agreement, ("the Amendment"), dated as of November 12, 1999 and amended and restated as of August 9, 2002. The Amendment increases the ABR Spread and Eurodollar Spread to 1.75% and 2.75% respectively, when our leverage ratio is greater than or equal to 4.0:1 and less than 5.0:1 and to 2.00% and 3.00%, respectively, when our leverage ratio is equal to or greater and 5.0:1. The Amendment also revises the definition of Consolidated Cash Interest Expense for financial covenant purposes to exclude any premiums paid in connection with the redemption of subordinated debt, increases our maximum financing under a permitted receivables transaction to $100 million from $75 million, and increases our permitted leverage ratio for each quarter beginning September 30, 2003 and ending December 31, 2004.

On November 15, 2002, we entered into a new agreement (the "Securitization") pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $75.0 million, as permitted by the Securitization. At September 30, 2003, the unpaid balance of accounts receivable in the defined pool was approximately $183.0 million. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We have a subordinated interest of approximately $ 108.0 million in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During the first nine months of 2003, we received approximately $1,034.0 million from the sales of receivables under the Securitization.

Under our senior credit facility and the indentures related to the 7 5/8 percent notes and the 10 3/8 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that cash flow from operations, together with our cash and cash equivalents of $5.7 million, and the availability to borrow an additional $ 86.7 million under the revolving credit facility, at September 30, 2003, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of September 30, 2003 we are in compliance with all of our debt covenants.

Georgia Gulf conducts its business operations through its wholly owned subsidiaries as reflected in the consolidated financial statements. As Georgia Gulf is essentially a holding company it must rely on distributions, loans and other intercompany cash flows from its wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of its existing debt. Provisions in the senior credit facility and the indenture related to the 10 3/8 percent notes limit payments of dividends, distributions, loans or advances to Georgia Gulf by its subsidiaries.

OUTLOOK

As we look to the fourth quarter of 2003, we may see some seasonal slowdown and potentially higher natural gas costs, which may result in lower fourth quarter earnings. We continue to expect a gradual improvement in our business as supply and demand come back into balance.

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

  changes in the general economy;
  changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;
  changes and/or seasonality and cyclicality in the industries to which our products are sold;
  availability and pricing of raw materials;
  technological changes affecting production;
  difficulty in plant operations and product transportation;
  governmental and environmental regulations; and
  other unforeseen circumstances.
A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of certain market risks related to Georgia Gulf, see Part I, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant developments with respect to our exposure to market risk.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's President and Chief Executive Officer along with the company's Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the company's President and Chief Executive Officer along with the company's Vice President of Finance and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings as of September 30, 2003. There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect Georgia Gulf’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

With regard to the litigation arising from the Plaquemine chemical exposure incident in September 1996, previously reported in our Form 10-K for 2003, we received $3.1 million in August 2003 as reimbursement for amounts paid by us to one contractor’s employees Many of the workers injured in this accident were employed by contractors we hired to perform various services on our site. Under the contracts for services, the contractors agreed to hold us harmless and indemnify us for amounts we were required to pay for personal injuries to their workers. During the course of this litigation, we had made demands for the contractors to reimburse us for damage amounts we had paid to their employees. We continue to pursue additional repayments from other contractors, but we do not believe any future recoveries will be material.

Georgia Gulf is currently negotiating with the Louisiana Department of Environmental Quality to reach a global settlement that combines several pending enforcement matters relating to the operation of its production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege violations due to unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Georgia Gulf believes that if a global settlement is reached, the total penalty for the pending matters described above, when grouped together, will exceed $100,000, but will not have a material effect on our financial position or on our results of operations.

In addition, we are involved in certain legal proceedings that are described in our 2002 Annual Report on Form 10-K. During the nine months ended September 30, 2003, there were no material developments in the status of those legal proceedings that have not been previously disclosed in our 2002 Annual Report on Form 10-K.

Item 5. Other Information

On November 3, 2003 the Company commenced an offer to purchase any and all of its 10 3/8 percent senior subordinated notes due 2007, $200 million in principal amount of which was outstanding, and a solicitation of consents to proposed amendments to the related indenture.  The Company’s obligation to accept for purchase, and to pay for, any notes validly tendered and not validly withdrawn pursuant to the tender offer is conditioned upon, among other things, the receipt by the Company of proceeds of one or more replacement financings that would generate net proceeds sufficient to pay the aggregate total consideration and the other expenses of the tender offer and consent solicitation.

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

10
Amendment No. 2 dated September 26, 2003 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of August 9, 2002, among Georgia Gulf Corporation, the Eligible Subsidiaries party thereto, and the Lenders party thereto and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Form 8-K filed September 30, 2003).

	31	Rule 13a-14(a)/15d-14(a) Certifications.

	32	Section 1350 Certifications.

b)	Reports on Form 8-K filed with the Securities and Exchange Commission during the third quarter of 2003 including the items reported and dates of such reports:

	1.	Form 8-K filed July 31, 2003, dated July 31, 2003.
•
Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on July 31, 2003 Georgia Gulf issued a press release announcing certain financial and operating results for the second quarter of 2003.

	2.	Form 8-K filed August 13, 2003, dated August 13, 2003.
•
Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on August 12, 2003 Georgia Gulf issued a press release announcing expectations regarding certain financial and operating results as a result of an unscheduled plant outage.

	3.	Form 8-K filed September 16, 2003, dated September 15, 2003.
•
Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on September 15, 2003 Georgia Gulf issued a press release announcing certain financial and operating results for the third quarter of 2003.

	4.	Form 8-K filed September 30, 2003, dated September 30, 2003
•
Item 5 Other Events and Regulation FD Disclosure. Reported that on September 26, 2003, Georgia Gulf executed Amendment No. 2 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of August 9, 2002.

This page has been left blank intentionally.)]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 12, 2003	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2003	/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Exhibit 31

Rule 13a-14(a)/15(d)-14(a) Certifications

I, Edward A. Schmitt, President and Chief Executive Officer of Georgia Gulf Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Georgia Gulf Corporation;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer

I, Richard B. Marchese, Vice President and Chief Financial Officer of Georgia Gulf Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Georgia Gulf Corporation;
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	/s/ RICHARD B. MARCHESE Richard B. Marchese Vice President and Chief Financial Officer

Exhibit 32

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of Georgia Gulf Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward A. Schmitt, Chief Executive Officer of the Company, certify, to the best of my knowledge pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ EDWARD A. SCHMITT
Edward A. Schmitt
President and Chief Executive Officer
November 12, 2003

SECTION 1350 CERTIFICATION
18 U.S.C. SECTION 1350,

In connection with the Quarterly Report of Georgia Gulf Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard B. Marchese, Chief Financial Officer of the Company, certify, to the best of my knowledge pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ RICHARD B. MARCHESE
Richard B. Marchese
Vice President and Chief Financial Officer
November 12, 2003

