Form 10-K
period 2003-12-31
GEORGIA GULF CORP /DE/
filed 2004-03-03
CIK 805264

QuickLinks - Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes : No 9

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. :

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes : No 9

Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant's common stock on June 30, 2003, was $642,182,251.

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at February 26, 2004

Common Stock, $0.01 par value	32,764,849 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004, in Part III of this Form 10-K.

PART I

Item 1. BUSINESS.

General

We are a leading North American manufacturer and international marketer of two integrated product lines, chlorovinyls and aromatics. In our chlorovinyls business, we are:

•    the third largest North American producer of vinyl chloride monomer, or VCM,

•    the third largest North American producer of vinyl suspension resins, and

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

For selected financial information concerning our chlorovinyls and aromatics product segments and our domestic and international sales, see note 16 and note 19 to our consolidated financial statements included in Item 8.

Acquisitions

On November 12, 1999, we completed the purchase of substantially all of the assets and working capital of the vinyls business of CONDEA Vista Company (now Sasol North America, Inc.). Assets acquired in the purchase include:

•    one VCM facility with annual capacity of 950 million pounds;

•    50 percent ownership of PHH Monomers, L.L.C., a manufacturing joint venture that operates a VCM facility with capacity to produce 1.15 billion pounds of VCM annually, which entitles us to up to a maximum of one-half of the production capacity, or up to a maximum of 575 million pounds;

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

On August 31, 2000, we ceased manufacturing vinyl compounds at the Mansfield, Massachusetts facility leased from the CONDEA Vista Company and on October 12, 2001, we ceased manufacturing vinyl compounds at the Jeffersontown, Kentucky facility. Manufacturing of compounds was transferred to our other vinyl compound plants. A lease termination and release agreement pertaining to the Mansfield site was executed between CONDEA Vista and Georgia Gulf Corporation on May 21, 2001. The sale of the Jeffersontown property, with a carrying value of $0.7 million, was closed on January 24, 2003 with no material gain or loss. The cost associated with closing the facilities and removing equipment was immaterial.

Temporary Plant Idlings

The phenol industry has continued to suffer from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol/acetone plants at lower capacity utilization rates, management temporarily idled the Pasadena, Texas phenol/acetone plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers’ needs with phenol and acetone from our Plaquemine, Louisiana plant. We intend to restart the Pasadena, Texas phenol/acetone plant when market conditions warrant.

Discontinued Operations

During 1998 the methanol market suffered from overcapacity and low-cost imports. There was a significant increase in global supply in areas of the world with low-cost natural gas. As a result, several domestic methanol producers, including Georgia Gulf, idled their methanol plants. We ceased operating our methanol plant in December 1998. During 1999, we met our contractual obligations to supply methanol to our customers by purchasing imported methanol. Although the shutdown of several methanol plants resulted in a supply contraction and an increase in spot prices during the first half of 1999, several new overseas methanol plants began production late in the year. This additional supply added further pressure to the sales price of methanol. Due to these trends, in September 1999, we announced that we would exit the methanol business entirely at the end of 1999. As a result, we incurred a charge against earnings of $7.6 million, net of tax benefits, during the third quarter of 1999 to write-off certain methanol assets and to accrue losses related to our methanol buy and resale program through the end of 1999.

Products and Markets

The following table shows our total annual production capacities as of December 31, 2003 in each of our product lines:

Product Line	Capacity

Chlorovinyls Products:
Vinyl Compounds	900 million pounds
Vinyl Resins	2.7 billion pounds
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Aromatics Products:
Phenol	660 million pounds
Acetone	408 million pounds
Cumene	1.5 billion pounds

Chlorovinyls

Vinyl Compounds. These compounds are formulated to provide specific end-use properties that allow vinyl compounds to be processed directly into our customers' finished products. All of our vinyl compound production is sold to third parties. We produce flexible and rigid compounds which are used in many different applications, including wire and cable insulation and jacketing, electrical outlet boxes and pipe fittings, window and furniture profiles and food-grade and general-purpose bottles. We also supply chlorinated vinyl compounds to the extrusion and injection molding markets, mainly for hot water pipe and pipe fittings.

Vinyl Resins. Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2003, about 81 percent of our vinyl resin production was sold to third parties who use our resins to formulate vinyl compounds which are then heated and shaped utilizing various extrusion, calendaring and molding processes to create finished products. In 2003, the largest end-uses of our products were pipe and pipe fittings (33 percent) and home siding and windows (26 percent). We used about 19 percent of our production of vinyl resin internally during 2003 in the manufacture of our vinyl compounds.

VCM. During 2003, we used about 91 percent of our VCM production in the manufacture of our vinyl resins. VCM production not used internally is sold to other vinyl resin producers in domestic and international markets.

Chlor-alkali Products. Substantially all of the chlorine we produce is used internally in the production of VCM. As a co-product, caustic soda further diversifies our revenue base. We sell substantially all of our caustic soda domestically and overseas to customers in numerous industries, with the pulp and paper (27 percent) and chemical industries constituting our largest markets. Our other markets for caustic soda include the alumina, soap and detergent, textile and water treatment industries.

Aromatics

Phenol. Our phenol is primarily sold to producers of phenolic resins and to manufacturers of engineering plastics. Phenolic resins are used extensively as adhesives for wood products such as plywood and chipped wood panels. Engineering plastics are used in compact discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals. In 2003, the largest end-uses of our products were phenolic resins (53 percent) and engineering plastics (17 percent).

Acetone. As a co-product of phenol, acetone further diversifies our revenue base. Acetone is primarily used as a key ingredient in acrylic resins (76 percent) and as an ingredient for surface coating resins for automotive and architectural markets. Acetone is also an intermediate for the production of engineering plastics and several major industrial solvents. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

Cumene. About 63 percent of our cumene was consumed internally during 2003 to produce phenol and acetone. Cumene production not used internally is primarily sold to other phenol and acetone manufacturers in domestic and international markets.

Production, Raw Materials and Facilities

Our operations are vertically integrated as a result of our production of some of the key raw materials and intermediates used in the manufacture of our products. Our operational integration enhances our control over production costs and capacity utilization rates, as compared to our non-integrated competitors.

In our chlorovinyls product line, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine produced internally or purchased from third parties; our internal production of VCM slightly exceeds our internal demand requirements. We produce vinyl resin by polymerization of our internally supplied VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics product line, we produce cumene utilizing benzene and propylene purchased from third parties. Cumene is then oxidized to produce cumene hydroperoxide, which is split into the co-products phenol and acetone.

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

Our 250-megawatt co-generation facility supplies all of the electricity and steam needs at our Plaquemine facilities. We also own an on-site air separation unit operated by a third party that provides all of the Plaquemine facility's nitrogen and oxygen gas requirements.

Lake Charles, Louisiana Facilities. We produce VCM at our Lake Charles, Louisiana facility and, through our manufacturing joint venture, PHH Monomers, LLC, with PPG Industries have the right to 50 percent of the VCM production of PHH Monomers, which is located in close proximity to our Lake Charles VCM facility. Virtually all of the chlorine needs of our Lake Charles VCM facility and the PHH Monomers' facility are supplied by pipeline, under a long-term contract with PPG Industries. Ethylene is supplied to both facilities by pipeline from the adjacent CONDEA Vista ethylene facility and by pipeline from other third parties. The majority of our ethylene requirements for our Lake Charles VCM facility are supplied under a take-or-pay contract, which expires November 12, 2006, and PHH Monomers is supplied under a requirements-based contract. These chlorine and ethylene contracts are primarily market price-based. VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma vinyl resin facilities. On occasion, a small portion of VCM produced at the Lake Charles facilities is sold to third parties.

Aberdeen, Mississippi and Oklahoma City, Oklahoma Facilities. We produce vinyl resins at our Aberdeen, Mississippi and Oklahoma City, Oklahoma facilities from VCM supplied by railcar from our various VCM facilities. In addition, the Aberdeen facility produces plasticizers, which are consumed internally for flexible vinyl compound production.

Vinyl Compound Facilities. We operate five compound facilities: Aberdeen, Gallman, Madison and Prairie, Mississippi, and Tiptonville, Tennessee. All of our vinyl compound facilities are supplied from our vinyl resin facilities by railcar, truck or, in the case of Aberdeen, pipeline. These operations consumed about 19 percent of our annual vinyl resin production during 2003. We purchase our compound additive needs from various sources at market prices.

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

Sales and Marketing

Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. Our sales and marketing force consists of 30 employees. In addition, we use distributors to market products to smaller customers. This sales force is organized by product line and region. We have a product development and technical service staff that primarily supports our vinyl resin and vinyl compound businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers. They also work to develop new products for the customers' existing and new requirements. Our products are sold primarily to domestic industrial companies, and no single customer accounted for more than 10 percent of our consolidated revenues for the years ended December 31, 2003, 2002 and 2001. In addition to our domestic sales, we export some of our products, including our VCM, vinyl resins, vinyl compounds, caustic soda and aromatics products. Export sales accounted for about 12 percent of total sales for 2003, 12 percent for 2002, and 13 percent for 2001. The principal international markets we sell to are Canada, Mexico, Latin America, Europe and Asia.

Competition

We experience competition from numerous manufacturers in all of our product lines. Some of our competitors have substantially greater financial resources and are more highly diversified than us. We compete on a variety of factors such as price, product quality, delivery and technical service. We believe that we are well-positioned to compete as a result of integrated product lines, the operational efficiency of our plants and the location of our facilities near major water and/or rail transportation terminals.

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

Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition, we may make a claim for indemnification at any time; for environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, Georgia Gulf's agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista's responsibility; this presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

At the Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $0.2 million of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. We will be responsible for remediation costs at the other acquired facilities until the level of expense we incur meets the specified amount for each facility, which in the aggregate equals $0.7 million. The indemnity given by CONDEA Vista also includes off-site contamination created before November 12, 2009, including CONDEA Vista's contribution to any claim based upon contamination of the Calcasieu Estuary.

The property owned by CONDEA Vista in Mansfield, Massachusetts, for which we negotiated an early lease termination, has been the subject of ongoing environmental investigations under an order with the Massachusetts Department of Environmental Protection. Groundwater investigations continue at the Mansfield property to address identified on-site groundwater contamination and investigate the possible off-site migration of contaminated groundwater. It is also possible that the United States Environmental Protection Agency may list the property as a Superfund site. The environmental investigations and actions are associated with the past operations at the property and were not assumed in our lease of the property. In addition, CONDEA Vista has indemnified us for claims related to this environmental contamination beyond an aggregate threshold amount of about $0.3 million, including coverage for potential joint and several liabilities under the environmental statutes. Upon removal of manufacturing equipment and termination of the lease, the site with buildings and infrastructure equipment reverted to CONDEA Vista.

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

Employees

As of December 31, 2003, we had 1,198 full-time employees. Approximately 168 of our employees are unionized under two collective bargaining agreements that expire in 2005 and 2006. We believe our relationships with our employees are good.

Available Information

We make available free of charge on or through our Internet website at http://www.ggc.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

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

Natural gas and raw materials costs and other external factors beyond our control can cause wide fluctuations in our margins.

The cost of our natural gas and raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw material prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors' actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. A number of our products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets.

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

At December 31, 2003, we had approximately $427.9 million of indebtedness outstanding. As a result, Georgia Gulf is highly leveraged. This high level of indebtedness could have important consequences to our operations, including:

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

We expect to obtain the money to pay our expenses and to pay principal and interest on our debt from our cash flow and from additional loans under our revolving credit facility. Our ability to meet these requirements will depend on our future financial performance. We cannot be sure that our cash flow will be sufficient to allow us to pay principal and interest on our debt as well as meet our other obligations. If we do not have enough money to do so, we may be required to refinance all or part of our debt, sell assets or borrow more money. We cannot assure you that we will be able to do so on commercially reasonable terms, if at all. In addition, the terms of our existing or future debt agreements, including our senior credit facility and the indenture related to our 7.125 percent senior notes, may restrict us from pursuing any of these alternatives.

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

As part of the vinyls business we acquired from CONDEA Vista Company, we purchased a 50 percent interest in a manufacturing joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on outside suppliers for specified feedstocks and services.

In connection with our acquisition of the vinyls business of CONDEA Vista Company, we entered into agreements with CONDEA Vista to provide specified feedstocks for the Lake Charles facility. Moreover, this facility is dependent upon CONDEA Vista's infrastructure for services such as wastewater and ground water treatment, site remediation, and fire water supply. Any failure of CONDEA Vista to perform those agreements could adversely affect the operation of the affected facilities and our results of operations. The agreements relating to these feedstocks and services had initial terms of one to ten years. Although most of these agreements provide for automatic renewal, they may be terminated after specified notice periods. If we were required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery or to replace other services.

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

During 2003, 12 percent of our revenues were generated in international markets. Substantially all of our international sales are made in U.S. dollars and, as a result, any increase in the value of the U.S. dollar relative to foreign currencies will increase the effective price of our products in international markets. Our international sales are also subject to other risks, including differing and changing legal and regulatory requirements in local jurisdictions; export duties and import quotas; domestic and foreign customs and tariffs or other trade barriers; potentially adverse tax consequences, including withholding taxes or taxes on other remittances; and foreign exchange restrictions. We cannot assure you that these factors will not have an adverse effect on our financial condition or results of operations.

Our senior credit facility and the indenture for our 7.125 percent senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The terms of our senior credit facility and one of our indentures impose significant operating and financial restrictions on us. These restrictions will limit our ability to:

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

Arthur Andersen LLP, which audited our financial statements for the year ended December 31, 2001, was indicted in March 2002 on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Arthur Andersen LLP was tried on such charges by a jury and found guilty on June 15, 2002. In light of the jury verdict and the underlying events, Arthur Andersen LLP stopped practicing before the Securities and Exchange Commission. The Securities and Exchange Commission has stated that, for the time being subject to certain conditions, it will continue accepting financial statements audited by Arthur Andersen LLP. Events arising out of the conviction may adversely affect the ability of Arthur Andersen LLP to satisfy any claims arising from its provision of auditing services to us, including claims that could arise out of Arthur Andersen LLP's audit of our financial statements included in our periodic reports, prospectuses or registration statements filed with the Securities and Exchange Commission.

Should we seek to access the public capital markets, Securities and Exchange Commission rules will require us to include or incorporate by reference in any prospectus three years of audited financial statements. The Securities and Exchange Commission's current rules would require us to present audited financial statements for 2001 audited by Arthur Andersen LLP. Since we could not obtain a consent by Arthur Andersen LLP to inclusion of our financial statements for 2001, neither we nor any underwriters would have the same level of protection under the securities laws as would otherwise be the case. Any delay or inability to access the public capital markets caused by these circumstances could have a material adverse effect on our business and growth prospects.

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

Item 2. PROPERTIES.

Our asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana, complex, the construction of the Pasadena, Texas cumene plant, and the purchase of the rigid vinyl compound plants. There was also the purchase of the Bound Brook, New Jersey, phenol/acetone facility, which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1997, we completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of our requirements for electricity, oxygen and nitrogen at that location. The cogeneration plant was leased under an operating lease agreement until we purchased it in 1999. In 1998, we purchased North American Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Prairie and Madison, Mississippi. In 1999, we purchased substantially all of the assets of the vinyls business of CONDEA Vista Company, an integrated producer of VCM, vinyl resins and vinyl compounds with production facilities in Aberdeen, Mississippi, Lake Charles, Louisiana, Jeffersontown, Kentucky, Mansfield, Massachusetts, and Oklahoma City, Oklahoma. We have since ceased production in Mansfield, Massachusetts and Jeffersontown, Kentucky. On January 30, 2003, we announced the expansion of the Gallman, Mississippi facility. When completed in 2004, our vinyl compound facility at our Gallman, Mississippi plant will be the largest merchant vinyl compound facility in North America.

We believe current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of our production facilities was 84 percent in 2003.

The following table sets forth the location of each manufacturing facility we own, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operations, as of December 31, 2003:

	Location	Products	Annual Capacity

Chlorovinyls Segment

	Plaquemine, LA	Chlorine	450 thousand tons
	Plaquemine, LA	Caustic Soda	500 thousand tons
	Plaquemine, LA	VCM	1.6 billion pounds
	Lake Charles, LA (two locations)	VCM	1.5 billion pounds (1)
	Plaquemine, LA	Vinyl Resins	1.2 billion pounds
	Aberdeen, MS	Vinyl Resins	1.0 billion pounds
	Oklahoma City	Vinyl Resins	500 million pounds
	Aberdeen, MS	Vinyl Compounds	135 million pounds
	Gallman, MS	Vinyl Compounds	330 million pounds
	Madison, MS	Vinyl Compounds	245 million pounds
	Prairie, MS	Vinyl Compounds	90 million pounds
	Tiptonville, TN	Vinyl Compounds	100 million pounds
	Aberdeen, MS	Plasticizers	22 million pounds
Aromatics Segment

	Pasadena, TX	Cumene	1.5 billion pounds
	Plaquemine, LA	Phenol	500 million pounds
	Pasadena, TX	Phenol	160 million pounds (2)
	Plaquemine, LA	Acetone	308 million pounds
	Pasadena, TX	Acetone	100 million pounds (2)
___________

(1)    Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1.15 billion pounds of total VCM capacity.
(2)    This phenol/acetone plant is temporarily idled. See Item 1. Business.

Our manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, we have a fleet of about 3,876 railcars of which about 615 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $16.6 million for 2003, $18.0 million for 2002, and $19.1 million for 2001.

We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas. Space for numerous storage terminals is leased throughout the United States, and in the Netherlands, Canada and Mexico.

Item 3. LEGAL PROCEEDINGS

We are a party to numerous individual and several class-action lawsuits filed against the company, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, which occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana state court in Iberville Parish.

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

Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This court approved settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and several collaterals who have filed suit in state court who have opted not to participate in the class settlement, as well as the two worker plaintiffs and collaterals whose claims are pending in federal court (see discussion above). Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

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

We are currently negotiating with the Louisiana Department of Environmental Quality to reach a global settlement that combines several pending enforcement matters relating to the operation of its production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege violations due to unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. We believe that if a global settlement is reached, the total penalty for the pending matters described above, when grouped together, will exceed $0.1 million, but will not have a material effect on our financial position or on our results of operations.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At February 26, 2004, there were 670 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

	High	Low	Close	Dividends

2003

First quarter	$25.25	$16.94	$20.13	$0.08
Second quarter	23.45	18.64	19.80	0.08
Third quarter	24.45	19.23	23.35	0.08
Fourth quarter	29.75	23.45	28.88	0.08

2002

First quarter	$26.82	$17.03	$26.67	$0.08
Second quarter	26.82	20.26	26.26	0.08
Third quarter	26.92	18.95	22.78	0.08
Fourth quarter	25.01	19.01	23.14	0.08

We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which equity securities of Georgia Gulf Corporation are authorized for issuance to employees as of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,497,428	$26.83	991,766
Equity compensation plans not approved by security holders	—	—	—

Total	1,497,428	$26.83	991,766

Recent Sales of Unregistered Securities

On December 3, 2003, we sold $100.0 million in principal amount of our 7.125 percent senior notes due 2013 to JP Morgan, Banc of America Securities LLC, Merrill Lynch & Co. and Wachovia Securities for an aggregate purchase price of $98.3 million pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933 in reliance upon the representations of the purchasers.

Item 6. SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

In Thousands, Except Per Share Data, Percentages and Employees

	Year Ended December 31,

	2003	2002	2001	2000	1999

Results of Operations*:
Net sales	$1,444,483	$1,230,751	$1,205,896	$1,581,653	$908,974
Cost of sales	1,319,094	1,086,746	1,125,439	1,367,986	765,323
Selling, general and administrative expenses	55,691	45,685	44,665	45,634	40,845
Asset write-off and other related charges (1)	—	—	5,438	—	—

Operating income	69,698	98,320	30,354	168,033	102,806
Interest expense	(38,195)	(49,739)	(57,500)	(67,971)	(34,978)
Cost related to early retirement of debt	(13,816)	—	—	—	—
Interest income	53	160	185	230	141

Income (loss) from continuing operations before taxes	17,740	48,741	(26,961)	100,292	67,969
Provision (benefit) for income taxes (2)	5,245	17,546	(14,918)	36,112	24,808

Income (loss) from continuing operations	12,495	31,195	(12,043)	64,180	43,161
Loss from discontinued operation, net of tax	—	—	—	—	(2,525)
Loss on disposal of discontinued operation, net of tax	—	—	—	—	(7,631)

Net income (loss)	$12,495	$31,195	$(12,043)	$64,180	$33,005

Basic earnings (loss) per share from continuing operations	$0.39	$0.98	$(0.38)	$2.04	$1.39
Diluted earnings (loss) per share from continuing operations	0.38	0.97	(0.38)	2.03	1.38
Dividends per common share	0.32	0.32	0.32	0.32	0.32

Financial Highlights:
Working capital (3)	$65,742	$57,996	$87,560	$94,906	$90,810
Property, plant and equipment, net	460,808	493,494	537,506	592,665	634,450
Total assets	856,785	875,559	942,821	1,046,609	1,102,822
Total debt	427,872	476,986	624,092	632,335	771,194
Asset securitization (3)	100,000	75,000	—	75,000	50,000
Net cash provided by operating activities (3)	85,077	168,246	41,245	163,086	102,032
Depreciation and amortization (4)	63,932	68,068	72,579	73,331	49,598
Capital expenditures	24,046	17,471	17,848	21,739	14,427
Maintenance expenditures	67,131	64,049	59,701	75,169	50,950

Other Selected Data:
Earnings before interest, taxes, depreciation and amortization (EBITDA) (5)	$130,534	$162,971	$104,577	$237,433	$151,729
Weighted average shares outstanding-basic	32,267	31,988	31,716	31,408	30,947
Weighted average shares outstanding-diluted	32,502	32,193	31,716	31,540	31,107
Common shares outstanding	32,736	32,319	31,915	31,714	31,291
Return on sales	0.9%	2.5%	(1.0)%	4.1%	3.6%
Employees	1,198	1,216	1,232	1,329	1,440
___________

*    Our results include the impact of acquisitions, plant shutdowns and idlings and discontinued operations discussed in Item 1. Business.
(1)    See asset write-off discussed in note 6 of the notes to the consolidated financial statements.
(2)    Provision (benefit) for income taxes for 2003 and 2001 include the effect of the favorable settlement of tax audits.
(3)    Increases in the asset securitization decrease "working capital" and "long-term debt" and increase "cash provided by operations." Decreases have the opposite effect.
(4)    Does not include 2001 sodium chlorate asset write-off of $4.9 million. (See note 6 of the notes to the consolidated financial statements.)

(5)    EBITDA is commonly used by us and our investors to measure our ability to service our indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP") and should not be considered as an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For 2001, the asset write-off has been included as depreciation expense for the computation of EBITDA. For 2003, the refinancing charge of $13.8 million relating to the 10.375 notes has been added back for computation of EBITDA. We believe that the closest GAAP measure of financial performance to EBITDA is net cash provided by operating activities. The following is a reconciliation of EBITDA to net cash provided by operating activities. Note that "Tax benefit related to stock plans" and "Stock based compensation" are included in change in operating assets, liabilities and other.

	Year Ended December 31,

	2003	2002	2001	2000	1999

In Thousands

EBITDA	$130,534	$162,971	$104,577	$237,433	$151,729
Interest expense, net	(38,142)	(49,579)	(57,315)	(67,741)	(34,837)
Provision for income tax	(5,245)	(17,546)	14,918	(36,112)	(24,808)
Provision for deferred income tax	(6,344)	6,822	2,469	23,525	4,604
Other non-recurring charges	—	—	5,438	443	12,876
Loan amortization cost	3,096	3,417	3,261	3,931	675
Change in operating assets, liabilities and other	1,178	62,161	(32,103)	1,607	(8,207)

Net cash provided by operating activities	$85,077	$168,246	$41,245	$163,086	$102,032

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS.

Overview

We are a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds. For the year ended December 31, 2003, we consumed virtually all of our chlorine production in making VCM, consumed 6 percent of our caustic soda production, consumed 91 percent of our VCM production in manufacturing vinyl resin and used about 19 percent of our vinyl resin in the manufacture of vinyl compounds. The remainder of our caustic soda, VCM, vinyl resin and all of our vinyl compounds were sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2003, approximately 37 percent of our cumene was sold to third parties with the balance used internally in the manufacture of phenol and acetone. All of our phenol and acetone was sold to third parties.

Our business, and the chemical industry in general, is cyclical in nature and is affected by domestic and, to a lesser extent, worldwide economic conditions. Cyclical price swings, driven by changes in supply/demand, can lead to significant changes in our overall profitability. The demand for our chemicals tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable goods and construction.

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

Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material affect on our profitability and margins. Some of our primary raw materials including ethylene, benzene and propylene are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Marketing Associates, Incorporated ("CMAI") reported U.S. industry prices for crude oil and natural gas increased 19 percent and 64 percent, respectively from 2002 to 2003. During the time period from 2001 to 2002, CMAI reported U.S. industry prices for crude oil increased only 1 percent while natural gas decreased 24 percent.

In 2003, the chlorovinyls segment experienced a decrease in demand compared to 2002, primarily with respect to vinyl resin. Chemical Data Inc. ("CDI") reported the North America vinyl resin industry operating rate decreased from 90 percent in 2002 to 88 percent in 2003 and only a small amount of incremental capacity was added. This decrease in operating rate is primarily due to poor weather during the first half of 2003, which impeded the construction industry and adversely affected demand for vinyl resin. In addition, CMAI reported significantly higher ethylene, chlorine and natural gas cost from 2002 to 2003.

The aromatics segment demand and operating rates increased in 2003 compared to 2002. In addition, during the latter part of 2003, a domestic cumene producer shutdown 11 percent of North American industry capacity and another domestic phenol/acetone producer shutdown about 4 percent of North American industry capacity. However, the aromatics industry is still struggling to absorb excess capacity added during 1999 and 2000. CDI reported North America industry operating rates for the aromatic products we produce still operated in the low to mid 80 percentile for 2003 and 2002. Also, CMAI reported benzene and natural gas costs were significantly higher in 2003 than in 2002.

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

Results of Operations — Georgia Gulf

The following table sets forth our statement of operations data for the three years ended December 31, 2003, 2002 and 2001 and the percentage of net sales of each line item for the years presented.

	Year Ended December 31

	2003		2002		2001

Dollars in Millions

Net sales	$1,444.5	100.0%	$1,230.8	100.0%	$1,205.9	100.0%
Cost of sales	1,319.1	91.3%	1,086.8	88.3%	1,125.4	93.3%

Gross margin	125.4	8.7%	144.0	11.7%	80.5	6.7%

Selling, general and administrative expenses	55.7	3.8%	45.7	3.7%	44.7	3.7%
Asset write-off and other related charges (1)	—	—	—	—	5.4	0.4%

Operating income	69.7	4.8%	98.3	8.0%	30.4	2.5%
Net interest expense	38.2	2.6%	49.6	4.0%	57.3	4.8%
Cost related to early retirement of debt (2)	13.8	1.0%	—	—	—	—
Provision (benefit) for income taxes (3)	5.2	0.4%	17.5	1.4%	(14.9)	1.2%

Net (loss) income	$12.5	0.9%	$31.2	2.5%	$(12.0)	1.0%

___________

(1)    See 2001 sodium chlorate asset write-off discussed in note 6 of the notes to the consolidated financial statements.
(2)    See retirement of 10.375 percent notes discussed in note 9 of the notes to the consolidated financial statements.
(3)    Provision (benefit) for income taxes for 2003 and 2001 includes the effects of the favorable settlement of tax audits.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Net Sales. For the year ended December 31, 2003, net sales were $1,444.5 million, an increase of 17 percent compared to $1,230.8 million for 2002. This increase was due to a 16 percent increase in overall average sales prices, primarily a 24 percent increase for vinyl resins. These sales price increases were initiated to offset significantly higher raw material and natural gas costs in both segments. The sales volume increase of 1 percent was primarily due to an increase of 43 percent in cumene partially offset by a 4 percent decline in vinyl resins.

Chlorovinyls segment net sales totaled $1,159.0 million for the year ended December 31, 2003, an increase of 15 percent compared with net sales of $1,011.0 million for 2002. Overall average sales prices increased by 16 percent, primarily as a result of increases in the prices of vinyl resin of 24 percent, vinyl compounds of 6 percent and caustic soda of 48 percent. Overall sales volumes were down slightly as vinyl resin volumes decreased 4 percent, consistent with the North American vinyl resin industry operating rate decline.

Aromatics segment net sales were $285.4 million for the year ended December 31, 2003, an increase of 30 percent compared to $219.7 million for 2002. This increase was primarily the result of 22 percent higher average selling prices for all products and a 43 percent greater sales volume for cumene. Our cumene sales volume increase was primarily due to an industry cumene producer shutdown of one billion pounds of capacity during 2003, which represented a reduction in North American industry capacity of about 11%.

Gross Margin . Total gross margin decreased from 12 percent in 2002 to 9 percent in 2003. This $18.6 million decrease was caused by higher costs of sales, primarily from raw materials and natural gas costs, which outpaced higher sales prices for all products . Our raw materials and natural gas costs increases in both segments track industry prices increases of 19 percent for crude oil and 64 percent for natural gas.

Chlorovinyls segment gross margin decreased from 14 percent in 2002 to 10 percent in 2003. This $23.6 million decrease primarily reflects significantly higher ethylene and natural gas costs during 2003. Our ethylene and natural gas prices increased 28 percent and 64 percent, respectively, compared to 2002. These raw material and natural gas cost increases outpaced higher sales prices for all products.

Aromatics segment gross margin increased from 1 percent in 2002 to 2 percent in 2003. This $5.0 million improvement over 2002 is due primarily to higher aromatics sales prices as our acetone and phenol prices increased 44 percent and 23 percent, respectively. These sales price increases more than offset higher benzene and natural gas cost increases of 29 percent and 64 percent, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $55.7 million for the year ended December 31, 2003, an increase of $10.0 million from $45.7 million in 2002. The majority of the increase was due to a $4.2 million increase in bad debt expense, primarily in our chlorovinyls segment, a $2.5 million increase in legal fees and a $1.3 million increase in insurance costs.

Net Interest Expense. Net interest expense decreased to $38.2 million for the year ended December 31, 2003 from $49.6 million in 2002. This decrease was primarily attributable to lower interest rates and lower overall debt balances in 2003.

Cost Related to Early Retirement of Debt . During December 2003, we retired $200 million of unsecured 10.375 percent notes. We financed the retirement of the notes by replacing our senior credit facility $134.3 million tranche C term loan with a $200.0 million tranche D term loan, issuing $100.0 million of senior unsecured 7.125 percent notes and increasing our permitted receivables transactions by $25.0 million. We incurred a $13.8 million charge, which is comprised of a redemption premium and related professional fees of $10.8 million and a write-off of unamortized debt issuance cost of $3.0 million.

Provision for Income Taxes. The provision for income taxes was $5.2 million for the year ended December 31, 2003 compared with $17.5 million in 2002. The decrease in income taxes resulted from a $31.0 million decrease in pre-tax income when comparing 2003 to 2002. In addition, our overall income tax rate decreased from 36 percent in 2002 to 30 percent in 2003 due to favorable settlements of various tax audits.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Net Sales. For the year ended December 31, 2002, net sales were $1,230.8 million, an increase of 2 percent compared to $1,205.9 million for 2001. This increase was due to an 8 percent increase in sales volumes, primarily vinyl resin, partially offset by 5 percent lower overall average selling prices.

Chlorovinyls segment net sales totaled $1,011.0 million for the year ended December 31, 2002, an increase of 3 percent compared with net sales of $983.4 million for the prior year. Sales volume increased by 10 percent, primarily as a result of an increase in demand for vinyl resins and compounds. Lower average sales prices of 7 percent resulted primarily from caustic soda, as well as vinyl resins and compounds.

Aromatics segment net sales were $219.7 million for the year ended December 31, 2002, a decrease of 1 percent compared to $222.5 million for 2001. This decrease was primarily the result of 7 percent lower average selling prices for phenol, which were more than offset by 6 percent greater sales volumes for phenol.

Gross Margin . Total gross margin increased from 7 percent in 2001 to 12 percent in 2002. This $63.5 million increase was caused by increased sales volume of higher margin products, primarily vinyl resins and compounds. In addition, our raw materials and natural gas costs decreased following an industry price decrease of 24 percent for natural gas and only a modest increase for crude oil.

Chlorovinyls segment gross margin increased from 9 percent in 2001 to 14 percent in 2002. This $51.8 million increase was from increased sales volume of higher margin products, primarily vinyl resins and compounds and lower raw material and natural gas costs. Ethylene and natural gas prices decreased 20 percent and 25 percent, respectively, compared to 2001. These margin increases more than offset lower overall sales prices, primarily from a price decrease of 66 percent for caustic soda.

Aromatics segment gross margin increased from a negative 5 percent in 2001 to a positive 1 percent in 2002. This $11.8 million improvement over 2001 is primarily due to higher phenol sales volumes and lower natural gas costs. The increase in sales reflected the impact of the temporary shutdown of one of the major phenol producers subsequent to an explosion at its plant. In addition, our overall aromatic manufacturing costs were lower as a result of our idled Pasadena, Texas phenol plant.

Asset Write-off and Other Related Charges. At the end of 2001, in the chlorovinyls segment, we wrote-off the sodium chlorate plant and accrued post-closure costs for a total nonrecurring charge of $5.4 million. (See note 6 of the notes to consolidated financial statements.)

Selling, General and Administrative Expenses. Selling, general and administrative expenses totaled $45.7 million for the year ended December 31, 2002, an increase of 2 percent from $44.7 million in 2001. Increased profit sharing expenses more than offset decreased legal and professional fees during 2002.

Net Interest Expense. Net interest expense decreased to $49.6 million for the year ended December 31, 2002 from $57.3 million in 2001. This decrease was primarily attributable to lower overall debt balances and lower interest rates in 2002.

Provision for Income Taxes. The provision for income taxes was $17.5 million for the year ended December 31, 2002 compared with a benefit of $14.9 million in 2001. The increase in income taxes resulted from a $75.7 million increase in pre-tax income when comparing 2002 versus 2001.

Liquidity and Capital Resources

Our financial condition improved in 2003 with the successful refinancing of the $200.0 million of unsecured 10.375 percent notes, which were incurred in connection with our 1999 acquisition of the vinyls business of CONDEA Vista. We financed the retirement of the notes by replacing our senior credit facility $134.3 million tranche C term loan with a $200.0 million tranche D term loan, issuing $100.0 million of senior unsecured 7.125 percent notes, increasing the sale of an interest in our trade receivables by $25.0 million and funding the balance from cash flows from operations. These transactions will provide lower interest rates, a longer maturity schedule, and a ratio of fixed-to-floating debt that is more in line with our policy objectives.

Operating Activities. For the year ended December 31, 2003, we generated $85.1 million of cash flow from operating activities as compared with $168.2 million during the year ended December 31, 2002. The decline in cash flow from operations of $83.1 million in 2003 from 2002 is due primarily to the activities in 2003: a $52.3 million increase in trade receivables and a $10.0 million increase in inventory, partially offset by a $27.7 million increase in accounts payable. In addition, we sold an incremental $25.0 million interest in our trade receivables during 2003 as compared to $75.0 million interest in our trade receivables sold during 2002, which is a decline in cash flows of $50.0 million. The major sources of cash flow for 2003 were net income of $12.5 million, the sale of an additional $25.0 million interest in our trade receivables and the non-cash provision of $63.9 million for depreciation and amortization. Total working capital at December 31, 2003 was $65.7 million versus $58.0 million at December 31, 2002. Significant changes in working capital for 2003 included an increase in trade receivables, an increase in inventories and an increase in accounts payable. The increase in trade receivables was primarily attributable to a sales volume increase offset partially by the sale of an additional $25.0 million interest in our trade receivables. Inventories increased as a result of higher prices, primarily for vinyl resin. The increase in accounts payable was attributable to higher trade payable balances related primarily to increased raw materials prices.

For the year ended December 31, 2002, we generated $168.2 million of cash flow from operating activities as compared with $41.2 million during the year ended December 31, 2001. The increase in cash flow from operations of $127.0 million in 2002 is due primarily to a $75.0 million sale of our trade receivables during 2002 and the cancellation of a $75.0 million sale of an interest of our trade receivables during 2001. The major sources of cash flow for 2002 were net income of $31.2 million, the sale of a $75.0 million interest in our trade receivables and the non-cash provision of $68.1 million for depreciation and amortization. Total working capital at December 31, 2002 was $58.0 million versus $87.6 million at December 31, 2001. Significant changes in working capital for 2002 included a decrease in trade receivables, an increase in inventories and an increase in accounts payable. The decrease in trade receivables was primarily attributable to the sale of a $75.0 million interest in our trade receivables. Inventories increased as a result of greater quantities of vinyl resins in anticipation of our January 2003 scheduled outage. The increase in accounts payable was attributable to the timing of certain payments and higher raw materials prices and volumes.

Investing Activities. Net cash used in investing activities was $24.0 million, $17.5 million and $17.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is related primarily to reinvestment in equipment and capacity additions. The increase in the use of cash for capital expenditures during 2003 was primarily due to a capacity expansion at our Gallman, Mississippi vinyl compound facility. In addition to our capital expenditures, we incurred maintenance expense to maintain our production facilities of $67.1 million, $64.0 million and $59.7 million during the years ended December 31, 2003, 2002, and 2001, respectively. We estimate total capital expenditures for 2004 will be in the range of $30.0 million to $35.0 million.

Financing Activities. Cash used in financing activities was $67.1 million for the year ended December 31, 2003 as compared to $152.8 million for the year ended December 31, 2002. The change in 2003 compared to 2002 was primarily due to reducing total debt by $49.1 million in 2003 and $147.1 million in 2002. Of the debt reduction in 2003, $24.1 million came from cash provided from operations and $25.0 million was from the sale of interests in our trade receivables. During 2002, debt reduction was $72.1 million from cash provided from operations and $75.0 million from selling an interest in our trade receivables.

Cash used in financing activities was $152.8 million in 2002 as compared to $15.4 million in 2001. The change in 2002 compared to 2001 was primarily due to reducing total debt by $147.1 million in 2002. Of the debt reduction in 2002, $72.1 million was from cash provided from operations and $75.0 million came from selling an interest in our trade receivables.

On December 3, 2003, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended by amendment no. 2 dated September 26, 2003. The amendment creates a new $200.0 million tranche D term loan, the proceeds of which were used to repay our existing $134.3 million tranche C term loan and to retire a portion of our $200.0 million 10.375 percent notes. The new tranche D term loan delays the required principal payments and matures December 2, 2010. The amendment also modifies the applicable interest margin depending on our leverage ratio and increases the revolving credit facility commitments, which matures on November 12, 2005, by $20 million to $120 million,.

On December 3, 2003, we also issued $100.0 million in principal amount of our unsecured 7.125 percent senior notes, which are due December 15, 2013. The proceeds of the notes were used to retire a portion of the $200.0 million 10.375 percent notes. On or after December 15, 2008, we may redeem the notes in whole or in part, initially at 103.563 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after December 15, 2011.

On December 31, 2003, our balance sheet debt consisted of a $200.0 million senior credit facility, $100.0 million principal amount of 7.625 percent notes, $100.0 million principal amount of 7.125 percent senior unsecured notes, and $27.9 million in other debt. In addition, under our senior credit facility we have a $120.0 million revolving credit facility (with the availability to borrow $104.7 million, at December 31, 2003), which had no borrowings against it at the end of 2003. Debt under the senior credit facility and the 7.625 percent notes is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

We declared annual dividends of $0.32 per share, or $10.4 million, $10.3 million and $10.1 million during 2003, 2002 and 2001, respectively.

We conduct our business operations through our wholly owned subsidiaries as reflected in the consolidated financial statements. As we are essentially a holding company, we must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in the senior credit facility and the indenture related to the 7.125 percent notes limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

Off-Balance Sheet Arrangement. We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly-owned subsidiary to a third party (the "Securitization"). Our securitization provides us our cheapest source of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $100.0 million, as permitted by the Securitization. Prior to November 14, 2003, the Securitization, which began November 15, 2002, permitted the sale of $75.0 million. Our previous Securitization agreement was terminated on July 20, 2001.

At December 31, 2003 and 2002, the unpaid balance of accounts receivable in the defined pool was approximately $192.3 million and $146.3 million, respectively. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. We also maintain an allowance for doubtful accounts associated with the total pool of receivables. The balance of receivables sold at December 31, 2003 and 2002 was $100.0 million and $75.0 million, respectively. At December 31, 2003 and 2002, we have a subordinated interest of approximately $92.3 million and $71.3 million, respectively, in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated.

Our Securitization provides the third party with the right to terminate the arrangement if our senior unsecured debt rating by either Moody’s or Standard & Poor’s falls below certain levels or if certain financial covenants are not maintained. At December 31, 2003, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with either availability under our senior credit facility or obtain alternative financing.

Contractual Obligations. Our aggregate future payments under contractual obligations by category at December 31, 2003 were as follows:

In Millions	Total	2004	2005	2006	2007	2008	2009 and thereafter

Contractual Obligations:
Long-Term Debt Obligations	$428	$1	$101	$1	$1	$1	$323
Operating Lease Obligations (1)	66	14	12	11	9	6	14
Purchase Obligations	1,684	500	409	250	102	93	330
Pension Obligations	2	2	—	—	—	—	—
Other Obligations	1	1	—	—	—	—	—

Total	$2,181	$518	$522	$262	$112	$100	$667

_______________

(1)    We did not have any capital lease obligations as of December 31, 2003.

Long-Term Debt. Under our senior credit facility and the indentures related to the 7.625 percent notes and the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $2.0 million, and the availability to borrow an additional $104.7 million under the revolving credit facility, at December 31, 2003, will be adequate for the foreseeable future to make required payments of principal (see note 9 of the notes to the consolidated financial statements) and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the year ended December 31, 2003, we are in compliance with all such covenants.

Operating Leases. We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014.

Purchase Obligations. We have certain take-or-pay raw material and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements and are at market prices. The amounts reflected in the table above are primarily for volume commitments valued at the December 31, 2003 market prices.

Pension Obligations. At December 31, 2003, our projected and accumulated benefit obligation exceeded the fair value of plan assets by $8.4 million and $2.0 million, respectively. Our expected contributions for all pension plans during 2004 are $1.2 million to the plan trust and $0.6 million in the form of direct benefit payments. We will continue to contribute at least the minimum required contributions to our qualified retirement plan under the Employees Retirement Income Security Act of 1974 ("ERISA"). We may increase our contribution above the minimum if appropriate to our tax and cash position and the plan’s funded positions. Required contributions depend on certain factors that cannot be reasonably predicted at this time including pending legislation regarding interest rate relief. As such, only payments expected to be made under our pension plans are shown in the table above for the upcoming fiscal year. No pension contributions to the plan trust were made for the years 2003, 2002 and 2001.

Outlook

We believe we will have increased sales and earnings in 2004 as compared to 2003 due primarily to an improvement in the industry supply and demand fundamentals in our chlorovinyls and aromatics segments based on industry publications. In our chlorovinyls segment, CDI, a chemical industry trade organization, is projecting the North American industry operating rate for vinyl resins to increase from 88 percent in 2003 to 92 percent in 2004. The North American industry operating rate for aromatics as reported by CDI, is projected to increase from the low to mid 80 percentile in 2003 to around 90 percent in 2004. In addition, another chemical industry trade organization, CMAI, is projecting a 6 percent decrease in crude oil prices and a 12 percent decrease in natural gas prices from 2003 to 2004. See Item 1. Business-Forward Looking Statements.

Inflation

The most significant component of our cost of sales is raw materials and natural gas, which include or are basic commodity items. The costs of raw materials and natural gas are based primarily on market forces and have not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, ("SFAS") No. 145, " Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ." The Statement rescinds SFAS No. 4, " Reporting Gains and Losses from Extinguishment of Debt ," and an amendment of that Statement, SFAS No. 64, " Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements ." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, " Accounting for Leases ," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are effective for transactions occurring after May 15, 2002. Provisions that relate to Statement No. 4 are effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003, and accordingly, have recorded the cost related to early retirement of debt as a component of operating income in our 2003 consolidated statement of income (see note 9 of the notes to the consolidated financial statements).

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 " Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN No. 45 were effective for the year ended December 31, 2002. Effective January 1, 2003, we adopted the remaining provisions of FIN No. 45, which did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46 " Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51 ." FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. In December 2003, the FASB issued revised FIN No. 46 to clarify certain aspects of FIN No. 46 including the determination of who is the primary beneficiary of a variable interest entity. The revised FIN No. 46 postponed the effective date when companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities FIN No. 46 is effective for financial reporting periods after December 15, 2003. The adoption of the provisions of FIN No. 46 did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, " Amendment of Statement 133 on Derivative Instruments and Hedging Activities ." This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement will be applied prospectively and is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, " Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ." This Statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in a company’s statement of financial position. This Statement is effective for all contracts created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

In December 2003, the FASB issued revised SFAS No. 132 " Employers’ Disclosures about Pensions and Other Postretirement Benefits ." This Statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligation and fair values of plan assets. Under revised SFAS No. 132 additional disclosures of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. We have adopted revised SFAS No. 132 and included the additional disclosures in note 13 of the notes to the consolidated financial statements.

Critical Accounting Policies

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective, or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See note 1 of the notes to the consolidated financial statements for a complete listing of our policies. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

Allowance for Doubtful Accounts. In our determination of the allowance for doubtful accounts, and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense of that amount. Estimating this amount requires us to analyze the financial strength of our customers, and, in our analysis, we combine the use of historical experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated.

Environmental Liabilities. In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 15 of the notes to the consolidated financial statements), as applied and disclosed in our consolidated financial statements, we consult with our advisors (consultants, engineers and attorneys). The results provide us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

Valuation of Goodwill and Other Intangible Assets, Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We adopted SFAS No. 142, " Goodwill and Other Intangible Assets ," on January 1, 2002. Effective with the adoption of SFAS No. 142, our goodwill is no longer amortized. Prior to January 1, 2002 our goodwill was being amortized on a straight-line basis over a period of 35 years. As a result of the adoption of SFAS No. 142, the $77.7 million carrying value of our remaining goodwill is tested for impairment annually on October 1, and is tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Actual impairment losses incurred could vary significantly from amounts that we estimate.

Valuation of Long-Lived Assets. We test our long-lived assets for impairment in accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets ." Accordingly, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We adopted SFAS No. 144 on January 1, 2002, which did not have a material affect on our consolidated financial statements. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

Pension Liabilities. Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases and employee turnover and mortality, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing and future economic conditions, and our policy and strategy with regard to the plans. We believe our estimates for 2003, the most significant of which are stated below, to be reasonable.

The discount rate reflects rates at which pension benefits could be effectively settled. As permitted under SFAS No. 87 " Employers’ Accounting for Pensions ," we have used rates of return on high-quality fixed-income investments, such as those included in the Moody’s Aa bond index, adjusted to reflect the projected duration of our benefit obligation and the effects of daily compounding to select our discount rate. The discount rate we assumed at December 31, 2003 was reduced from 6.75 percent to 6.25 percent, which is consistent with the 51 basis point decline in the Moody’s Aa rate from December 31, 2002 to December 31, 2003. A 25 basis point change in our discount rate would change our annual pension expense by $0.3 million. The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return were developed through an asset allocation study by our plan advisor and by our weighted average asset allocation as of December 31, 2003 of 76.0 percent equity securities, 23.5 percent debt securities, and 0.5 percent cash. Assumed projected rates of return for each of the plan’s projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. At December 31, 2003 we have kept our assumption for weighted average return on plan assets constant over 2002 at 8.75 percent. A 25 basis point change in the weighted average return on plan asset assumption would change our annual pension expense by $0.1 million. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these retirement plans are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks related to long-term financing and related derivative financial instruments, foreign currency exchange rates and raw material commodity prices. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate, raw material commodity and natural gas markets may have on our operating results. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes.

Interest Rate Risk Management. The following table is a "forward-looking" statement that provides information about our financial instruments that are sensitive to changes in interest rates, mainly financing obligations. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. We do not use interest rate swap agreements or any other derivatives for trading purposes. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2003, we had no interest rate swap agreements in place. For financing obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information and cash flows are presented in U.S. dollars, which is our reporting currency.

		Principal (Notional) Amounts by Maturity Date

Dollars in Thousands	2004	2005	2006	2007	2008	Thereafter	Total	Fair value at 12/31/03

Long-term financing
Long-term debt:

Fixed rate principal	$—	$100,000	$—	$—	$—	$110,872	$210,872	$220,122

Average interest rate	—	7.63%	—	—	—	7.07%	7.33%	—

Variable rate principal	$1,000	$800	$800	$800	$800	$212,800	$217,000	$217,000

Average interest rate	3.70%	5.08%	6.20%	6.84%	7.27%	7.62%	7.58%	—

Foreign Currency Exchange Risk Management. Substantially all of our sales are denominated in U.S. dollars.

Raw Materials and Natural Gas Price Risk Management. The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. W e designate forward swap contracts with financial counter-parties as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2003, we had natural gas contracts outstanding with an aggregate notional amount of 310,000 MMBTU’s (Million British Thermal Units) and the fair value of these contracts was an asset of $0.3 million, with the offset recorded in other comprehensive income, net of applicable income taxes. At December 31, 2003, we had no other forward swap contracts and at December 31, 2002, we had no raw material and natural gas forward swap contracts outstanding.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management

To the Stockholders of Georgia Gulf Corporation:

The accompanying consolidated financial statements of Georgia Gulf Corporation and subsidiaries are the responsibility of and have been prepared by the Company in conformity with accounting principles generally accepted in the United States. The financial information displayed in other sections of this 2003 Annual Report on Form 10-K is consistent with the consolidated financial statements.

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

Edward A. Schmitt
President, Chief Executive Officer

James T. Matthews
Vice President-Finance, Treasurer and Chief Financial Officer

Independent Auditors' Report

To the Board of Directors and Stockholders
Georgia Gulf Corporation

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Georgia Gulf Corporation as of December 31, 2001, and for the year then ended, before the revision to the consolidated statements of cash flows and the revisions to Note 8, 15 and 19, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

As discussed above, the consolidated financial statements of Georgia Gulf Corporation and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1.    As described in Note 8, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards No. 142, " Goodwill and Other Intangible Assets" , which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to 2001 included (a) agreeing previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods relating to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts.

2.    The consolidated cash flow statement for the year ended December 31, 2001 has been revised to provide disaggregations of amounts related to the accounts receivable securitization transactions. Our audit procedures with respect to 2001 included (a) agreeing the reported amounts to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of such disaggregation.

3.    Note 15 under the heading "Purchase Commitments" has been revised to include aggregate payments made under certain purchase commitments for the year ended December 31, 2001. Our audit procedures with respect to 2001 included (a) agreeing the reported amounts to the Company's underlying records obtained from management.

4.    In 2002, the Company changed the classification of its depreciation and amortization expense in its reportable segments. The 2001 financial statement disclosure in note 19 relating to depreciation and amortization expense in reportable segments has been revised to conform to the 2002 classification. Our procedures included (a) agreeing the adjusted amounts of depreciation and amortization expense to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reclassification of segment amounts to the consolidated financial statements.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Deloitte & Touche LLP
Atlanta, Georgia
February 27, 2004

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

Arthur Andersen LLP
Atlanta, Georgia
February 15, 2002

Georgia Gulf Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,

	2003	2002

Assets
Cash and cash equivalents	$1,965	$8,019
Receivables, net of allowance for doubtful accounts of $4,450 in 2003 and $1,785 in 2002	86,914	59,603
Inventories	124,616	114,575
Prepaid expenses	7,043	10,393
Deferred income taxes	8,368	5,657

Total current assets	228,906	198,247

Property, plant and equipment, at cost	1,018,548	995,517
Less accumulated depreciation	557,740	502,023

Property, plant and equipment, net	460,808	493,494

Goodwill	77,720	77,720

Other assets	89,351	106,098

Total assets	$856,785	$875,559

Liabilities and Stockholders' Equity
Current portion of long-term debt	$1,000	$600
Accounts payable	135,680	107,943
Interest payable	1,812	4,650
Accrued compensation	15,058	14,325
Other accrued liabilities	9,614	12,733

Total current liabilities	163,164	140,251

Long-term debt	426,872	476,386

Other non-current liabilities	7,693	6,872

Deferred income taxes	122,617	126,250

Commitments and contingencies (note 15)
Stockholders' equity:
Preferred stock-$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock-$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 32,736,096 in 2003 and 32,319,211 in 2002	327	323
Additional paid-in capital	32,133	23,499
Deferred compensation	(2,380)	(2,050)
Retained earnings	106,633	104,532
Accumulated other comprehensive loss, net of tax	(274)	(504)
Total stockholders' equity	136,439	125,800

Total liabilities and stockholders' equity	$856,785	$875,559

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,

	2003	2002	2001

Net sales	$1,444,483	$1,230,751	$1,205,896

Operating costs and expenses:
Cost of sales	1,319,094	1,086,746	1,125,439
Selling, general and administrative expenses	55,691	45,685	44,665
Asset write-off and other related charges	—	—	5,438

Total operating costs and expenses	1,374,785	1,132,431	1,175,542

Operating income	69,698	98,320	30,354
Other income (expense):
Interest expense	(38,195)	(49,739)	(57,500)
Cost related to early retirement of debt	(13,816)	—	—
Interest income	53	160	185

Income (loss) before income taxes	17,740	48,741	(26,961)
Provision (benefit) for income taxes	5,245	17,546	(14,918)

Net income (loss)	$12,495	$31,195	$(12,043)

Earnings (loss) per share:
Basic	$0.39	$0.98	$(0.38)
Diluted	$0.38	$0.97	$(0.38)
Weighted average common shares-basic	32,267	31,988	31,716
Weighted average common shares-diluted	32,502	32,193	31,716

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$12,495	$31,195	$(12,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,932	68,068	72,579
Asset write-off and other related charges	—	—	5,438
Cost related to early retirement of debt	13,816	—	—
Provision for deferred income taxes	(6,344)	6,822	2,469
Tax benefit related to stock plans	1,107	578	164
Stock based compensation	1,779	663	—
Change in operating assets and liabilities:
Receivables	(52,311)	(6,742)	92,928
Securitization of trade receivables	25,000	75,000	(75,000)
Inventories	(10,041)	(38,456)	47,037
Prepaid expenses	3,350	(4,035)	1,250
Accounts payable	27,737	36,529	(74,965)
Interest payable	(2,838)	(296)	(442)
Accrued income taxes	(3,674)	3,674	—
Accrued compensation	733	7,946	(4,001)
Accrued pension	—	—	1,519
Accrued liabilities	555	(2,387)	(554)
Other	9,781	(10,313)	(15,134)

Net cash provided by operating activities	85,077	168,246	41,245

Cash flows used in investing activities:
Capital expenditures	(24,046)	(17,471)	(17,848)

Cash flows from financing activities:
Long-term debt proceeds	300,666	150,406	11,549
Long-term debt payments	(324,780)	(222,511)	(94,794)
Debt (payments) proceeds related to asset securitization	(25,000)	(75,000)	75,000
Redemption premium and fees paid to retire notes	(10,760)	—	—
Fees paid to issue debt	(2,239)	—	—
Proceeds from issuance of common stock	5,857	4,588	2,984
Purchase and retirement of common stock	(435)	—	—
Dividends	(10,394)	(10,269)	(10,148)

Net cash used in financing activities	(67,085)	(152,786)	(15,409)

Net change in cash and cash equivalents	(6,054)	(2,011)	7,988
Cash and cash equivalents at beginning of year	8,019	10,030	2,042

Cash and cash equivalents at end of year	$1,965	$8,019	$10,030

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Common Stock
			Additional Paid-In	Deferred	Deferred	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (loss)	Equity

Balance, January 1, 2001	31,714	$317	$12,478	$—	$105,797	$—	$118,592
Comprehensive loss:
Net loss	—	—	—	—	(12,043)	—	(12,043)
Unrealized (losses) on derivative contracts, net of taxes of $1,329	—	—	—	—	—	(2,363)	(2,363)
Minimum pension liability adjustment, net of taxes of $310	—	—	—	—	—	(552)	(552)

Total comprehensive loss							(14,958)
Employee stock purchase and stock compensation plans	201	2	2,982	—	—	—	2,984
Tax benefit from stock purchase and stock compensation plans	—	—	164	—	—	—	164
Dividends	—	—	—	—	(10,148)	—	(10,148)

Balance, December 31, 2001	31,915	319	15,624	—	83,606	(2,915)	96,634

Comprehensive income:
Net income	—	—	—	—	31,195	—	31,195
Unrealized gains on derivative contracts, net of taxes of $1,329	—	—	—	—	—	2,363	2,363
Minimum pension liability adjustment, net of taxes of $26	—	—	—	—	—	48	48

Total comprehensive income							33,606
Employee stock purchase and stock compensation plans	404	4	7,297	(2,050)	—	—	5,251
Tax benefit from stock purchase and stock compensation plans	—	—	578	—	—	—	578
Dividends	—	—	—	—	(10,269)	—	(10,269)

Balance, December 31, 2002	32,319	323	23,499	(2,050)	104,532	(504)	125,800

Comprehensive income:
Net income	—	—	—	—	12,495	—	12,495
Unrealized gains on derivative contracts, net of taxes of $122	—	—	—	—	—	204	204
Minimum pension liability adjustment, net of taxes of $16	—	—	—	—	—	26	26

Total comprehensive income							12,725
Employee stock purchase and stock compensation plans, net of forfeitures	436	4	7,961	(330)	—	—	7,635
Retirement of common stock	(19)	—	(434)	—	—	—	(434)
Tax benefit from stock purchase and stock compensation plans	—	—	1,107	—	—	—	1,107
Dividends	—	—	—	—	(10,394)	—	(10,394)

Balance, December 31, 2003	32,736	$327	$32,133	$(2,380)	$106,633	$(274)	$136,439

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Georgia Gulf Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. We are a leading North American manufacturer and international marketer of chemical products. Our products are primarily intermediate chemicals sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable.

Use of Estimates. Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications . Certain prior period balances have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents. Marketable securities that are highly liquid with an original maturity of three months or less are considered to be the equivalent of cash for purposes of financial statement presentation.

Accounts Receivable and Allowance for Doubtful Accounts. We grant credit to customers under credit terms that are customary in the industry. We also provide allowances for cash discounts and doubtful accounts based on historical experience and periodic evaluations of the aging of the accounts receivable.

Revenue Recognition. Revenue is recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Sales Incentives. We offer sales incentives, primarily in the form of volume rebates, to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts.

Shipping Costs. All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $63.2 million in 2003, $67.1 million in 2002 and $54.9 million in 2001.

Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for the majority of inventory and the weighted average cost method for the remainder. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2003, 2002 and 2001 was $0.7 million, $0.6 million and $1.0 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes. Depreciation expense totaled approximately $56.5 million, $60.4 million, and $68.0 million (including the $4.9 million asset write-off discussed in note 6) for the years ended December 31, 2003, 2002 and 2001, respectively.

The estimated useful lives of the assets are as follows:

Buildings and land improvements	15-30 years
Machinery and equipment	3-15 years

Other Assets. Other assets primarily consist of advances for long-term raw materials purchase contracts, (see note 15) our investment in a joint venture, (see note 10) and debt issuance costs (see note 7). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the 15-year life of the related contracts in proportion to raw materials delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the related indebtedness.

Goodwill and Other Intangible Assets. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. We adopted SFAS No. 142, " Goodwill and Other Intangible Assets ," on January 1, 2002. Effective with the adoption of SFAS No. 142, goodwill is no longer amortized. Prior to January 1, 2002 goodwill was being amortized on a straight-line basis over a period of 35 years. Goodwill amortized to cost of sales during 2001 was $2.5 million. Accumulated amortization of goodwill totaled approximately $9.0 million at December 31, 2001. As a result of the adoption of SFAS No. 142, the $77.7 million carrying value of our remaining goodwill allocated to our chlorovinyls segment, will be tested for impairment annually on October 1, and will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, " Accounting for Impairment or Disposal of Long-Lived Assets ." Impairment testing for goodwill is done at a reporting unit level. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Prior to January 1, 2002, goodwill was tested for impairment in a manner consistent with property, plant and equipment and intangible assets with a definite life in accordance with SFAS No. 121, " Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ."

Long-Lived Assets. We test our long-lived assets for impairment in accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets ." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Accordingly, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We adopted SFAS No. 144 on January 1, 2002, which did not have a material affect on our consolidated financial statements.

Pension Plans . We have a defined contribution plan and defined benefit pension plans covering substantially all of our employees. For the defined benefit pension plans, the benefits are based on years of service and the employee’s compensation or the benefit is a specific monthly amount for each year of service. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

    Income Taxes . Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date .

Self-Insurance Accruals . We are self-insured up to certain limits for costs associated with workers’ compensation and employee group medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. We also use information provided by independent consultants to assist in the determination of estimated accruals. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim.

Derivative Financial Instruments. Effective January 1, 2001, we adopted SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities" and its amendments, which require us to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We engage in activities that expose us to market risks, including the effects of changes in interest rates and changes in natural gas prices. Financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate and natural gas markets may have on operating results. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes. Long-term supply agreements are accounted for under the normal purchase provisions within SFAS No. 133 and its amendments.

We formally document all hedging instruments and hedging items, as well as our risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the consolidated balance sheet or to forecasted transactions. We also formally assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective, the derivative expires or is sold, terminated, exercised, or discontinued because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge instrument.

Environmental Expenditures. Environmental expenditures related to current operations or future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenues are expensed. Liabilities are recognized when environmental assessments or cleanups are probable and the costs can be reasonably estimated.

Comprehensive Income. SFAS No. 130, " Reporting Comprehensive Income ," requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. Our comprehensive income is comprised of net income (loss), additional minimum pension liability and the fair value of derivative instruments, net of related incomes taxes. We present our comprehensive income, net of tax, within the accompanying statements of stockholders' equity.

Stock-Based Compensation. Stock-based compensation is recognized using the intrinsic value method. During December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, " Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123 ." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, " Interim Financial Reporting ," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented SFAS No. 148 regarding disclosure requirements for condensed financial statements for interim periods effective January 1, 2003. We have determined that we will continue to use the intrinsic value based method of APB Opinion No. 25, " Accounting for Stock Issued to Employees " in our accounting for stock-based employee compensation.

Pro Forma Effect of Stock Compensation Plans. We account for our stock-based compensation plans in accordance with APB Opinion No. 25, " Accounting for Stock Issued to Employees ," and comply with SFAS No. 123, " Accounting for Stock-Based Compensation ," for disclosure purposes. Under these provisions, no compensation was recognized in 2003, 2002 and 2001 for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2003, 2002 and 2001 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively.

For stock option grants:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.65%	5.28%	5.26%
Expected life	8 years	8 years	9 years
Expected volatility	44%	44%	44%
Expected dividend yield	1.70%	1.31%	2.00%

For stock purchase plan rights:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	1.38%	2.40%	5.26%
Expected life	1 year	1 year	1 year
Expected volatility	44%	44%	44%
Expected dividend yield	1.38%	1.73%	2.00%

Using the above assumptions, additional compensation expense under the fair value method would be:

	Year Ended December 31,

In Thousands	2003	2002	2001

For stock option grants	$3,102	$3,746	$3,413
For stock purchase plan rights	863	894	1,152

Total	3,965	4,640	4,565

Provision for income taxes	1,507	1,763	1,643

Total, net of taxes	$2,458	$2,877	$2,922

Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income (loss) and earnings (loss) per common share would have been the following pro forma amounts:

	Year Ended December 31,

In Thousands, Except Per Share Data	2003	2002	2001

Net income (loss):
As reported	$12,495	$31,195	$(12,043)
Pro forma	10,037	28,318	(14,965)
Basic earnings (loss) per share:
As reported	$0.39	$0.98	$(0.38)
Pro forma	0.31	0.89	(0.45)
Diluted earnings (loss) per share
As reported	$0.38	$0.97	$(0.38)
Pro forma	0.31	0.88	(0.45)

Earnings Per Share. We apply the provisions of Financial Accounting Standards Board SFAS No. 128, " Earnings per Share " ("EPS"), which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options and employee stock purchase plan rights are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the option’s exercise price was greater than the average market price of the common shares for the periods presented are immaterial.

Computations of basic and diluted earnings (loss) per share are presented in the following table:

	December 31,

In Thousands , Except Per Share Data	2003	2002	2001

Net income (loss)	$12,495	$31,195	$(12,043)
Weighted average shares outstanding-basic	32,267	31,988	31,716
Plus incremental shares from assumed conversions:
Options and awards	201	142	—
Employee stock purchase plan rights	34	63	—

Weighted average shares outstanding-diluted	32,502	32,193	31,716

Basic earnings (loss) per share	$.39	$.98	$(.38)
Diluted earnings (loss) per share	.38	.97	(.38)

2. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, " Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ." The Statement rescinds SFAS No. 4, " Reporting Gains and Losses from Extinguishment of Debt ," and an amendment of that Statement, SFAS No. 64, " Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements ." SFAS No. 145 recognizes that the use of debt extinguishment can be a part of the risk management strategy of a company and hence, the classification of all early extinguishment of debt as an extraordinary item may no longer be appropriate. In addition, the Statement amends SFAS No. 13, " Accounting for Leases ," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Provisions of this Statement, as they relate to Statement No. 13, are to be effective for transactions occurring after May 15, 2002. Provisions that relate to Statement No. 4 are effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003, and accordingly, have recorded the cost related to early retirement of debt as a component of operating income in our 2003 consolidated statement of income (see note 9).

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 " Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance in its entirety from those only subject to the initial recognition and measurement provisions. The recognition and measurement provisions of FIN No. 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN No. 45 were effective for the year ended December 31, 2002. Effective January 1, 2003, we adopted the remaining provisions of FIN No. 45, which did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46 " Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51 ". FIN No. 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The underlying principle behind FIN No. 46 is that if a business enterprise has the majority financial interest in an entity, which is defined in FIN No. 46 as a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. In December 2003, the FASB issued revised FIN No. 46 to clarify certain aspects of FIN No. 46 including the determination of who is the primary beneficiary of a variable interest entity. The revised FIN No. 46 postponed the effective date when companies are required to apply the provisions of FIN No. 46 prospectively for all variable interest entities in existence prior to January 31, 2003 until the first financial reporting period that ends after March 15, 2004. However, for entities that are considered to be special purpose entities of FIN No. 46 is effective for financial reporting periods after December 15, 2003. The adoption of the provisions of FIN No. 46 did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, " Amendment of Statement 133 on Derivative Instruments and Hedging Activities ." This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement will be applied prospectively and is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, " Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ." This Statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in a company’s statement of financial position. This Statement is effective for all contracts created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As a result of concerns over implementation and measurement issues, the FASB unanimously decided on October 29, 2003 to defer the application of SFAS No. 150 to certain non-controlling interests of limited-life entities that are consolidated in the financial statements. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

In December 2003, the FASB issued revised SFAS No. 132 " Employers’ Disclosures about Pensions and Other Postretirement Benefits ." This Statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligation and fair values of plan assets. Under revised SFAS No. 132 additional disclosures of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. We have adopted revised SFAS No. 132 and included the additional disclosures in note 13 to our consolidated financial statements.

3. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $100.0 million, as permitted by the Securitization. Prior to November 14, 2003, the Securitization, which began November 15, 2002, permitted the sale of $75.0 million. Our previous securitization agreement was terminated on July 20, 2001.

In conjunction with the sale of receivables, we recorded losses of $1.6 million, $0.2 million and $2.2 million for 2003, 2002 and 2001, respectively, which are included as selling and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the relevant securitization, to the monthly balance in the ownership interest sold.

At December 31, 2003 and 2002, the unpaid balance of accounts receivable in the defined pool was approximately $192.3 million and $146.3 million, respectively. We continue to service these receivables and maintain an interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The balance of receivables sold at December 31, 2003 and 2002 was $100.0 million and $75.0 million, respectively. Our Securitization has been accounted for as a sale in accordance with the provisions of SFAS No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and therefore, the receivables sold are not included in the debt and related accounts receivable accounts on our consolidated balance sheets. We continue to provide an allowance for doubtful accounts related to these receivables based on our historical experience and aging of the accounts receivable. At December 31, 2003 and 2002, we have a subordinated interest of approximately $92.3 million and $71.3 million, respectively, in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During 2003 and 2002, we received approximately $25.0 million and $75.0 million, respectively, from the sales of receivables under the Securitization.

4. INVENTORIES

The major classes of inventories were as follows:

	December 31,

In Thousands	2003	2002

Raw materials and supplies	$42,851	$38,578
Finished goods	81,765	75,997

Inventories	$124,616	$114,575

5. PROPERTY, PLANT AND EQUIPMENT, AT COST

Property, plant and equipment consisted of the following:

	December 31,

In Thousands	2003	2002

Machinery and equipment	$934,046	$922,501
Land and land improvements	27,344	27,192
Buildings	32,104	31,165
Construction-in-progress	25,054	14,659

Property, plant and equipment, at cost	$1,018,548	$995,517

6. ASSET WRITE-OFF AND OTHER RELATED CHARGES

In December 2001, pursuant to SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets to be Disposed Of ," we assessed the recoverability of the remaining carrying value of the sodium chlorate plant when it became evident that it was technologically obsolete by industry standards and it could not comply with Louisiana environmental regulations. The estimated future undiscounted cash flows of the sodium chlorate plant did not justify the asset valuation that was recorded on our books. Pursuant to SFAS No. 121, a fair value analysis of the sodium chlorate plant indicated that it should be completely written off to reduce the carrying amount to its fair value. In addition to the impairment-related charges of $4.9 million, we accrued $0.5 million for post-closure related items.

7. OTHER ASSETS

Other assets, net of accumulated amortization, consisted of the following:

	December 31,

In Thousands	2003	2002

Advances for long-term purchase contracts	$35,651	$40,798
Investment in joint venture	24,821	27,832
Debt issuance costs	8,218	11,400
Other	20,661	26,068

Total other assets	$89,351	$106,098

Debt issuance costs amortized as interest expense during 2003, 2002 and 2001 were $3.1 million, $3.4 million and $3.3 million, respectively. In connection with the retirement of our $200.0 million 10.375 percent notes, we wrote off $3.0 million of deferred debt issuance costs and capitalized $2.2 million related to the issuance of our new $100.0 million 7.125 percent notes (see note 9).

8. GOODWILL

Goodwill of $86.7 million was capitalized in connection with the acquisition of North American Plastics, Inc. in 1998. The goodwill was being amortized over a 35-year period. Goodwill amortized to cost of sales during 2001 and 2000 was $2.5 million for each year. Accumulated amortization of goodwill totaled approximately $9.0 million at December 31, 2001. As of December 31, 2003, the carrying value of goodwill was $77.7 million and assigned to the compounds reporting unit within our chlorovinyls reporting segment. We performed the goodwill impairment test as of October 1, 2003 by comparing the carrying value of the compounds reporting unit to the fair value and concluded that there has been no impairment of the goodwill of the compounds reporting unit.

Net income (loss) and earnings (loss) per share, adjusted to include the non-amortization provisions of SFAS No. 142, net of tax, are as follows:

	Year Ended December 31,

Net income (loss):	2003	2002	2001

Reported net income (loss)	$12,495	$31,195	$(12,043)
Goodwill amortization	—	—	1,585

Adjusted net income (loss)	$12,495	$31,195	$(10,458)

	Year Ended December 31,

Basic earnings (loss) per share:	2003	2002	2001

Reported net income (loss)	$0.39	$0.98	$(0.38)
Goodwill amortization	—	—	0.05

Adjusted net income (loss)	$0.39	$0.98	$(0.33)

	Year Ended December 31,

Diluted earnings (loss) per share:	2003	2002	2001

Reported net income (loss)	$0.38	$0.97	$(0.38)
Goodwill amortization	—	—	0.05

Adjusted net income (loss)	$0.38	$0.97	$(0.33)

9. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,

In Thousands	2003	2002

Senior credit facility:
Tranche C term loan	$—	$149,780
Tranche D term loan	200,000	—
7.625% notes due 2005	100,000	100,000
7.125% notes due 2013	100,000	—
10.375% notes due 2007	—	200,000
Other	27,872	27,206

Total debt	427,872	476,986
Less current portion	1,000	600

Long-term debt	$426,872	$476,386

On November 12, 1999, we entered into a new senior credit facility and issued $200.0 million of eight-year unsecured 10.375 percent notes. The senior credit facility included a tranche A term loan of $225.0 million, a tranche B term loan of $200.0 million and a revolving credit facility of up to $100.0 million. The net proceeds from these transactions were used to fund the acquisition of the vinyls business of CONDEA Vista Company, replace the prior unsecured revolving credit facility and term loan, purchase assets leased pursuant to the cogeneration facility lease and pay related fees and expenses of approximately $16.6 million.

On June 30, 2001, we entered into amendment no. 2 to the senior credit facility dated as of November 12, 1999. The amendment modified the existing financial covenants relating to the leverage ratio and the interest coverage ratio through December 31, 2002. The amendment also modified the applicable interest margin depending on the leverage ratio. We were required to pay an amendment fee equal to 0.25 percent of the sum of the revolving facility, outstanding term loans, and unused commitments on June 30, 2001.

On August 9, 2002, we entered into an amended and restated credit agreement, amending the senior credit agreement dated as of November 12, 1999, as amended by amendment no. 2 dated as of June 30, 2001. The amendment created a new $250.0 million tranche C term loan. The tranche C term loan was used to repay our existing $54.5 million tranche A term loan and $194.4 million tranche B term loan, which were due November 12, 2005 and November 12, 2006, respectively. The new tranche C term loan resulted in overall lower interest expense, delays the required principal payments, and contained less stringent debt covenants regarding the leverage ratio and the interest coverage ratio. The revolving credit facility matures November 12, 2005, while the new tranche C term loan had a maturity date of May 12, 2007 unless we refinance our subordinated 10.375 percent notes, in which case it would mature on May 12, 2009. We were required to pay an arrangement fee equal to 0.375 percent of the sum of the tranche C term loan and an amendment fee equal to 0.1 percent of the revolving facility.

On September 26, 2003, we entered into amendment no. 2 to the senior credit agreement dated as of November 12, 1999 and amended and restated as of August 9, 2002. The amendment modified the existing financial covenants relating to the leverage ratio through December 31, 2004 and increased our maximum financing under a permitted receivables transaction from $75.0 million to $100.0 million. The amendment also modified the applicable interest margin depending on the leverage ratio. We were required to pay an arrangement fee of $0.1 million and an amendment fee equal to 0.1 percent of the sum of the revolving facility, outstanding term loans, and unused commitments on September 22, 2003.

In December 2003, we retired $200.0 million of unsecured 10.375 percent notes, which were due November 2007. Interest on the notes was payable on May 1 and November 1 of each year. We financed the retirement of the notes by replacing our senior credit facility $134.3 million tranche C term loan with a $200.0 million tranche D term loan, issuing $100.0 million of senior unsecured 7.125 percent notes and increasing our permitted receivables transaction by $25.0 million. As a result of the note retirement, we incurred a $13.8 million charge to income from operations, which is comprised of a redemption premium and related professional fees of $10.8 million and a write-off of unamortized debt issuance cost of $3.0 million.

On December 3, 2003, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended by amendment no. 2 dated September 26, 2003. The amendment created a new $200.0 million tranche D term loan used to repay our existing $134.3 million tranche C term loan and to retire a portion of our $200.0 million 10.375 percent notes. The new tranche D term loan delays the required principal payments and matures December 2, 2010. The amendment also modified the applicable interest margin depending on our leverage ratio and increased the commitments under the revolving credit facility, which matures on November 12, 2005, by $20 million to $120 million.

On December 3, 2003, we also issued $100.0 million in principal amount of our unsecured 7.125 percent senior notes, which are due December 15, 2013. The proceeds of the notes were used to retire a portion of the $200.0 million 10.375 percent notes. Interest on the notes is payable June 15 and December 15 of each year. On or after December 15, 2008, we may redeem the notes in whole or in part, initially at 103.563 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after December 15, 2011.

We have $100.0 million principal amount of 7.625 percent notes outstanding, which are due November 2005. Interest on the notes is payable semiannually on May 15 and November 15 of each year. The notes are not redeemable prior to maturity. In accordance with the indenture relating to the 7.625 percent notes, at the closing of the senior credit facility in 1999, the 7.625 percent notes became secured equally and ratably with the senior credit facility.

As of December 31, 2003, $104.7 million was available under the revolver for borrowing under the terms of the senior credit facility. An annual commitment fee, which ranges from 0.375 percent to 0.5 percent (currently 0.5 percent), is required to be paid on the undrawn portion of the commitments under the senior credit facility. For any of the loans under the senior credit facility, we may choose to pay interest based on the prime rate of the JP Morgan Chase Bank plus the applicable pricing margin or London Interbank Offered Rate ("LIBOR") plus the applicable pricing margin. For 2003, the average interest rates for the tranche D and C term loans were 3.81 percent and 3.57 percent, respectively. For 2002, the average interest rates for the tranche C, A and B term loans were 4.32 percent, 4.93 percent and 4.93 percent, respectively. For 2001, the average interest rates for the tranche A and B term loans were 6.74 percent, and 7.11 percent, respectively. For 2003, 2002 and 2001, the average interest rates for the revolving credit facility were 4.21 percent, 6.28 percent, and 7.79 percent, respectively. The senior credit facility is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and intangibles.

Under the senior credit facility and the indentures related to the 7.625 percent notes and 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. As of and for the year ended December 31, 2003, we were in compliance with all such covenants.

Scheduled maturities of long-term debt outstanding at December 31, 2003 are $1.0 million in 2004, $100.8 million in 2005, $0.8 million in 2006, $0.8 million in 2007, $0.8 million in 2008 and $323.7 million thereafter. Cash payments for interest during the years ended December 31, 2003, 2002 and 2001, excluding debt issuance costs, were $38.0 million, $46.4 million, and $54.7 million, respectively.

10. RELATED PARTY TRANSACTIONS

We own a 50 percent interest in PHH Monomers, LLC ("PHH"), a manufacturing joint venture with PPG Industries, Inc., ("PPG"), to produce vinyl chloride monomer ("VCM"). We receive 50 percent of the VCM production of PHH and consume the majority of the production to produce vinyl resins. Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We purchase our share of the raw materials and pay 50 percent of the processing costs for the right to 50 percent of the VCM production of PHH. PHH has a capacity to produce 1.15 billion pounds. The chlorine needs of the PHH Monomer's facility are supplied via pipeline, under a long-term market price based contract with PPG. At December 31, 2003 and 2002, our investment in PHH is $24.8 million and $27.8 million, respectively, which represents 50 percent of the property, plant and equipment of the PHH production facility, and is included in other assets.

11. STOCKHOLDERS' EQUITY

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

In connection with the stock purchase rights described above, 15 million of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $0.01 or that which is paid on the common shares.

12. RESTRICTED STOCK, STOCK OPTION AND PURCHASE PLANS

Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders, to grant up to 3,500,000 shares of our common stock for options and restricted stock awards to employees and non-employee directors.

Restricted Stock. We granted restricted stock awards for 117,000 and 113,125 shares of common stock during 2003 and 2002, respectively, to key employees of the company. The restricted shares vest over a three-year period. The weighted average grant date fair value per share of restricted stock granted during 2003 and 2002 was $18.85 and $24.49, respectively. Compensation expense for the 2003 and 2002 vesting of the award was $1.8 million and $0.7 million, respectively. No restricted stock award grants or compensation expense were incurred during 2001. The unamortized costs of unvested restricted stock awards of $2.4 million at December 31, 2003 is included in stockholders' equity and being amortized on a straight-line basis over the three-year vesting period. During 2003, 19,196 shares of restricted stock were surrendered in satisfaction of withholding tax obligations.

Stock Options. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

A summary of stock option activity under all plans is as follows:

	Year Ended December 31,

	2003		2002		2001

	Shares	Exercise Price (1)	Shares	Exercise Price (1)	Shares	Exercise Price (1)

Outstanding at beginning of year	2,044,549	$25.31	1,884,750	$25.00	1,452,583	$27.70
Granted	329,500	19.12	324,000	23.35	490,500	16.90
Exercised	(171,136)	16.34	(110,201)	15.66	(1,000)	15.44
Forfeited/expired	(101,499)	30.06	(54,000)	22.50	(57,333)	24.44

Outstanding at year end	2,101,414	$24.84	2,044,549	$25.31	1,884,750	$25.00

Exercisable at year end	1,497,428	$26.83	1,437,885	$27.43	1,120,926	$28.98
Options available for grant	991,766		1,400,541		283,666

___________

(1)    Weighted average.

The following table summarizes information about stock options at December 31, 2003:

	Outstanding Stock Options			Exercisable Stock Options

Range of Exercise Prices	Shares	Exercise Price (1)	Remaining Contractual Life (1)	Shares	Exercise Price (1)

$15.44 to $20.00	886,414	$17.34	7.41 years	464,752	$16.40
$20.01 to $25.00	295,500	23.35	8.19 years	113,176	23.35
$25.01 to $30.00	448,500	29.30	5.96 years	448,500	29.30
$30.01 to $36.50	471,000	35.62	3.09 years	471,000	35.62

Total $15.44 to $36.50	2,101,414	$24.84	6.24 years	1,497,428	$26.83

___________

(1)    Weighted average.

Stock Purchase Plan. Our stockholders have approved a qualified employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee's base salary. In connection with this stock purchase plan, 487,713 shares of common stock are reserved for future issuances. Under this plan, 154,819, 180,648 and 199,957 shares of common stock were issued at $19.77, $15.84 and $14.85 per share during 2003, 2002 and 2001, respectively.

13. EMPLOYEE RETIREMENT PLANS

We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately $7.9 million, $4.0 million, and $4.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts and by defined benefit plans for which the benefits are based on years of service and the employee's compensation or for which the benefit is a specific monthly amount for each year of service. We use a measurement date of December 31 for our pension plans. We do not provide post retirement health care benefits to our employees.

Benefit Obligations . The reconciliation of the beginning and ending balances of the benefit obligation for defined benefit plans were as follows:

	December 31,

In Thousands	2003	2002

Change in benefit obligation:
Net benefit obligation at beginning of year	$59,427	$56,281
Service cost	2,702	2,401
Interest cost	4,270	3,794
Actuarial (gain) loss	7,483	(1,216)
Plan amendments	—	43
Settlements	—	(187)
Gross benefits paid	(1,763)	(1,689)

Net benefit obligation at end of year	$72,119	$59,427

The accumulated benefit obligation at the end of 2003 and 2002 was $65.8 million and $53.4 million, respectively.

	December 31,

	2003	2002

Weighted-average assumptions used to determine end of year benefit obligations:
Discount rate	6.25%	6.75%
Rate of compensation increase	4.31%	6.15%

Plan Assets . The reconciliation of the beginning and ending balances of the fair value of plan assets were as follows:

	December 31,

In Thousands	2003	2002

Change in plan assets:
Fair value of plan assets at beginning of year	$53,465	$63,200
Actual return on plan assets	11,556	(8,660)
Employer contributions	492	614
Settlements	—	—
Gross benefits paid	(1,763)	(1,689)

Fair value of plan assets at end of year	$63,750	$53,465

Employer contributions and benefits paid under the pension plans include $0.5 million and $0.5 million paid from employer assets in 2003 and 2002, respectively.

The asset allocation for our pension plans at the end of 2003 and 2002 and the target allocation for 2004, by asset category, follows. The expected long-term rate of return on these plan assets was 8.75 percent in 2003 and 9.00 percent in 2002.

	Target Allocation	Percentage of Plan Assets at Year End

Asset Category	2004	2003	2002

Equity Securities	60 to 85%	76.0%	75.0%
Debt Securities	15 to 30%	23.5%	25.0%
Real Estate	—	—	—
Other	0 to 10%	0.5%	—

	100%	100%	100%

Equity securities include none of our common stock at the end of both 2003 and 2002.

Our benefit plan committee establishes investment policies and strategies and regularly monitors the performance of the plan’s funds. Our investment strategy with respect to pension assets is to invest the assets in accordance with the "prudent investor" guidelines contained in the Employees Retirement Income Security Act of 1974, (ERISA) and fiduciary standards. Our policy on funding is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

Funded Status . The funded status of the plans, reconciled to the amount reported on the statement of financial position, follows:

	December 31,

In Thousands	2003	2002

Reconciliation of funded status:
Funded status at end of year	$(8,369)	$(5,961)
Unrecognized net actuarial loss	6,889	6,713
Unrecognized prior service cost	150	230
Unrecognized net transition obligation	732	955

Net amount recognized at end of year	$(598)	$1,937

	December 31,

In Thousands	2003	2002

Amounts recognized in the statement of financial position:
Prepaid benefit cost	$5,331	$7,843
Accrued benefit cost	(5,929)	(5,906)
Additional minimum liability	(904)	(966)
Intangible asset	158	178
Accumulated other comprehensive loss	746	788

Net amount recognized at end of year	$(598)	$1,937

At the end of 2003 and 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
	December 31,		December 31,

In Thousands	2003	2002	2003	2002

End of year:
Projected benefit obligation	$6,221	$6,120	$72,119	$6,120
Accumulated benefit obligation	6,121	6,055	65,773	6,055
Fair value of plan assets	—	—	63,750	—

Expected Cash Flows . Our expected contributions for all pension plans during 2004 are $1.2 million to the plan trust and $0.6 million in the form of direct benefit payments. Expected benefit payments for all pension plans are $2.2 million in 2004, $2.4 million in 2005, $2.7 million in 2006, $2.9 million in 2007, $3.3 million in 2008 and $23.2 million from 2009 to 2013.

Net Periodic Cost . The amount of net periodic benefit cost recognized includes the following components:

	Year Ended December 31,

In Thousands	2003	2002	2001

Components of periodic benefit cost:
Service cost	$2,702	$2,401	$2,528
Interest cost	4,270	3,794	3,837
Expected return on assets	(4,620)	(5,632)	(5,112)
Amortization of:
Transition obligation	223	243	375
Prior service cost	80	100	97
Actuarial gain	371	(601)	(1,089)

	3,026	305	636
Curtailment charge	—	(22)	—

Total net periodic benefit cost	$3,026	$283	$636

Our major assumptions used to determine net cost for pension plans are presented as weighted-averages:

	Year Ended December 31,

	2003	2002	2001

Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	8.75%	9.00%	9.00%
Rate of compensation increase	6.15%	6.15%	5.50%

The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return were developed through an asset and liability study. Assumed projected rates of return for each of the plan’s projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets.

14. INCOME TAXES

The provision (benefit) for income taxes was as follows:

	Year Ended December 31,

In Thousands	2003	2002	2001

Current:
Federal	$10,830	$11,337	$(19,341)
State	614	1,025	314

	11,444	12,362	(19,027)

Deferred:
Federal	(5,585)	4,260	3,057
State	(614)	924	1,052

	(6,199)	5,184	4,109

Provision for (benefit from) income taxes	$5,245	$17,546	$(14,918)

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	2.7	2.6	3.3
Effect of favorable settlement of tax audits	(4.1)	—	(19.3)
Extraterritorial income exclusion	(2.1)	(0.9)	(2.6)
Percentage depletion	(3.4)	(1.2)	(2.1)
Other	1.5	0.5	0.4

Effective income tax rate	29.6%	36.0%	(55.3)%

Cash payments for income taxes during 2003, 2002, and 2001 were $14.9 million, $9.5 million and $1.1 million, respectively. During 2003 we reduced our tax reserve by approximately $0.7 million as a result of the favorable outcome of various state tax audits.

Our net deferred tax liability consisted of the following major items:

	December 31,

In Thousands	2003	2002

Deferred tax assets:
Receivables	$1,666	$668
Inventories	1,867	1,716
Vacation	2,004	2,007
Other	2,831	1,266

Total deferred tax assets	8,368	5,657
Deferred tax liability:
Property, plant and equipment	(122,617)	(126,250)

Net deferred tax liability	$(114,249)	$(120,593)

We believe, based on our history of operating expenses and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 2003.

15. COMMITMENTS AND CONTINGENCIES

Leases. We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. Future minimum payments under these non-cancelable operating leases as of December 31, 2003, are $14.3 million in 2004, $11.6 million in 2005, $10.7 million in 2006, $8.8 million in 2007, $5.6 million in 2008 and $15.2 million thereafter. Total lease expense was approximately $18.7 million, $20.6 million and $20.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Letters of Credit. As of December 31, 2003 and 2002, we had outstanding letters of credit totaling approximately $33.0 million and $30.9 million, respectively. These letters of credit, which have terms from one month to one year, provide additional security for the payment of a loan and financial assurance to states for environmental closure, post-closure costs, and third party liability awards.

Purchase Commitments. We have certain take-or-pay raw material purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. We take physical delivery under these long-term supply agreements and therefore account for them under the normal purchase provision of SFAS No. 133 and its amendments.

In September 2002, we acquired a take-or-pay contract for supply of ethylene from a major producer under a purchase arrangement that is cost based. Contract acquisition costs of $6.6 million together with fixed and determinable costs ($0.4 million per month through February 2008) are capitalized as incurred and the sum of these known costs is amortized over the life of the contract (expiring December 2011) based on the consumption of the ethylene. In addition to the contract purchased in the third quarter of 2002, we have two similar agreements to purchase ethylene from the same producer with similar terms. Under the terms of these three agreements, the cost of the ethylene is comprised of two components--the amortization of the fixed and determinable costs and a factor that represents, and varies based upon, the cost of manufacturing ethylene. The aggregate amounts of the fixed and determinable portion of the required payments under the three agreements are $11.9 million for each of the years 2004 through 2007 and $5.4 million for the year 2008. The aggregate amount of payments made under the three agreements for purchases in 2003, 2002 and 2001 were $89.6 million, $59.6 million and $54.7 million, respectively.

Legal Proceedings. We are a party to numerous individual and several class-action lawsuits filed against the company, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, which occurred as a result of an unforeseen chemical reaction. All of the actions claim one or more forms of compensable damages, including past and future wages, past and future physical and emotional pain and suffering. The lawsuits were originally filed in Louisiana state court in Iberville Parish.

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

Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This court approved settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and several collaterals who have filed suit in state court who have opted not to participate in the class settlement, as well as the two worker plaintiffs and collaterals whose claims are pending in federal court (see discussion above). Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

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

We are currently negotiating with the Louisiana Department of Environmental Quality to reach a global settlement that combines several pending enforcement matters relating to the operation of its production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege violations due to unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. We believe that if a global settlement is reached, the total penalty for the pending matters described above, when grouped together, will exceed $0.1 million, but will not have a material effect on our financial position or on our results of operations.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

16. EXPORT SALES

Export sales were approximately 12 percent, 12 percent and 13 percent of our sales for the years ended December 31, 2003, 2002 and 2001, respectively. The principal international markets we serve include Canada, Mexico, Latin America, Europe and Asia. No sales to one country are greater than five percent of total net sales.

17. DERIVATIVE FINANCIAL INSTRUMENTS
Raw Materials and Natural Gas Price Risk Management. The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. W e designate forward swap contracts with financial counter-parties as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2003, we had natural gas contracts outstanding with an aggregate notional amount of 310,000 MMBTU’s (Million British Thermal Units) and the fair value of these contracts was an asset of $0.3 million, with the offset recorded in other comprehensive income, net of applicable income taxes. At December 31, 2003, there was no ineffectiveness related to this contract and $0.3 million will be released from other comprehensive income to earnings over the next twelve months. At December 31, 2003 we had no other forward swap contracts and at December 31, 2002, we had no raw material and natural gas forward swap contracts outstanding.

Interest Rate Risk Management . We maintain floating rate debt, which exposes us to changes in interest rates going forward. In November 2000, we entered into an interest rate swap agreement for a notional amount of $100.0 million that was designated as a cash flow hedge to effectively convert a portion of the tranche B term loan to a fixed rate basis. Under the terms of the swap, the difference between fixed-and floating-rate interest amounts calculated on the agreed upon notional principal amount of $100.0 million were exchanged at specified intervals. In 2002, rather than re-designating the interest rate swap, we chose to cancel the agreement and a loss on the termination of the swap of $0.5 million, net of tax was recognized.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The carrying amounts of our senior credit facility, revolving credit facility, term loan and other debt instruments are assumed to approximate the fair value due to the floating market interest rates to which the respective agreements are subject. The fair values of the 7.625 percent notes, the 7.125 percent notes, and 10.375 percent notes are based on quoted market i nterest rates that are currently available to the Company for issuance of long-term debt with similar terms and remaining maturities .

Following is a summary of our long-term debt where the fair values differ from the recorded amounts as of December 31, 2003 and 2002:

	December 31,

	2003		2002

In Thousands

Long-term debt:
7.625% notes due 2005	$100,000	$105,250	$100,000	$102,500
7.125% notes due 2013	100,000	104,000	—	—
10.375% notes due 2007	—	—	200,000	217,500

19. SEGMENT INFORMATION

In accordance with the requirements of SFAS No. 131, " Disclosures About Segments of an Enterprise and Related Information ," we have identified two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization used by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone.

Earnings of industry segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, and income and expense items reflected as "other income (expense)" on our consolidated statements of income. Intersegment sales and transfers are insignificant.

Identifiable assets consist of plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Corporate and general plant service assets include cash, certain corporate receivables, data processing equipment as well as property (i.e., land) on which the manufacturing plants are located. We have no significant assets located outside of the United States.

Industry Segments

In Thousands	Chlorovinyls	Aromatics	Corporate and General Plant Services	Total

Year Ended December 31, 2003:
Net sales	$1,159,035	$285,448	$—	$1,444,483
Operating income (loss)	86,289	1,673	(18,264)	69,698
Depreciation and amortization	50,072	7,916	5,944	63,932
Capital expenditures	22,596	724	726	24,046
Total assets	715,368	87,052	54,365	856,785
Year Ended December 31, 2002:
Net sales	$1,011,011	$219,740	$—	$1,230,751
Operating income (loss)	114,582	(3,343)	(12,919)	98,320
Depreciation and amortization	49,831	11,929	6,308	68,068
Capital expenditures	16,847	2	622	17,471
Total assets	729,501	84,363	61,695	875,559
Year Ended December 31, 2001:
Net sales	$983,362	$222,534	$—	$1,205,896
Operating income (loss)	61,979	(15,748)	(15,877)	30,354
Asset write-off and other charges	(5,438)	—	—	(5,438)
Depreciation and amortization	52,992	13,121	6,467	72,579
Capital expenditures	15,737	243	1,868	17,848
Total assets	741,472	94,954	106,395	942,821

___________

(1)    Chlorovinyl's operating income for the year ended December 31, 2001, includes the asset write-off and related charges.
(2)    Includes shared services, administrative and legal expense, along with the cost of our receivables securitization program.
(3)    Chlorovinyl's depreciation and amortization for the year ended December 31, 2001, with the asset write-off is $0.6 million.

Geographic Areas

	Year Ended December 31,

In Thousands	2003	2002	2001

Net sales:
Domestic	$1,266,993	$1,087,147	$1,045,960
Foreign	177,490	143,604	159,936

Total	$1,444,483	$1,230,751	$1,205,896

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated:

In Thousands, Except Per Share Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003

Net sales	$364,010	$359,119	$348,832	$372,523
Gross margin	21,184	34,894	31,024	38,288
Cost related to early retirement of debt	—	—	—	(13,816)
Operating income	7,277	22,847	21,745	17,830
Net (loss) income	(1,674)	8,440	7,726	(1,996)
Basic (loss) earnings per share	(0.05)	0.26	0.24	(0.06)
Diluted (loss) earnings per share	(0.05)	0.26	0.24	(0.06)
Dividends per common share	0.08	0.08	0.08	0.08
2002

Net sales	$260,881	$308,509	$342,594	$318,767
Gross margin	25,252	27,959	52,785	38,009
Operating income	13,814	18,863	39,745	25,898
Net income	608	3,828	17,066	9,693
Basic earnings per share	0.02	0.12	0.53	0.30
Diluted earnings per share	0.02	0.12	0.53	0.30
Dividends per common share	0.08	0.08	0.08	0.08

21. SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under our 7.125 percent unsecured senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the Guarantor Subsidiaries). The guarantees are full, unconditional and joint and several. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, Guarantor Subsidiaries and our remaining subsidiaries (the Non-guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

In connection with the acquisition of the vinyls business from CONDEA Vista on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary, Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$1,955	$10	$—	$1,965
Receivables	160,073	1,986	91,435	(166,580)	86,914
Inventories	—	124,616	—	—	124,616
Prepaid expenses	913	6,089	41	—	7,043
Deferred income taxes	—	8,368	—	—	8,368

Total current assets	160,986	143,014	91,486	(166,580)	228,906

Plant, property and equipment, at cost	1,108	1,017,440	—	—	1,018,548
Less accumulated depreciation	972	556,768	—	—	557,740

Plant, property and equipment, net	136	460,672	—	—	460,808

Goodwill	—	77,720	—	—	77,720

Other assets	14,355	74,996	—	—	89,351

Investment in subsidiaries	202,481	89,173	—	(291,654)	—

Total Assets	$377,958	$845,575	$91,486	$(458,234)	$856,785

Current portion of long-term debt	$—	$1,000	$—	$—	$1,000
Accounts payable	4,226	295,734	2,300	(166,580)	135,680
Interest payable	1,728	84	—	—	1,812
Accrued compensation	—	15,058	—	—	15,058
Other accrued liabilities	—	9,614	—	—	9,614

Total current liabilities	5,954	321,490	2,300	(166,580)	163,164

Long-term debt	227,872	199,000	—	—	426,872

Deferred income taxes	—	122,617	—	—	122,617

Other non-current liabilities	7,693	—	—	—	7,693

Stockholders' equity:
Common stock	327	6	19	(25)	327
Additional paid-in capital	32,133	7,940	89,102	(97,042)	32,133
Deferred compensation	(2,380)	—	—	—	(2,380)
Retained earnings	106,359	194,522	65	(194,587)	106,359

Total stockholders' equity	136,439	202,468	89,186	(291,654)	136,439

Total liabilities and stockholders' equity	$377,958	$845,575	$91,486	$(458,234)	$856,785

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$8,008	$11	$—	$8,019
Receivables	275,542	2,076	70,631	(288,646)	59,603
Inventories	—	114,575	—	—	114,575
Prepaid expenses	914	9,268	211	—	10,393
Deferred income taxes	—	5,657	—	—	5,657

Total current assets	276,456	139,584	70,853	(288,646)	198,247

Plant, property and equipment, at cost	1,136	994,381	—	—	995,517
Less accumulated depreciation	940	501,083	—	—	502,023

Plant, property and equipment, net	196	493,298	—	—	493,494

Goodwill	—	77,720	—	—	77,720

Other assets	18,187	87,911	—	—	106,098

Investment in subsidiaries	174,459	64,073	—	(238,532)	—

Total Assets	$469,298	$862,586	$70,853	$(527,178)	$875,559

Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	4,790	385,025	6,774	(288,646)	107,943
Interest payable	4,632	18	—	—	4,650
Accrued compensation	—	14,325	—	—	14,325
Other accrued liabilities	—	12,733	—	—	12,733

Total current liabilities	9,422	412,701	6,774	(288,646)	140,251

Long-term debt	327,204	149,182	—	—	476,386

Deferred income taxes	—	126,250	—	—	126,250

Other non-current liabilities	6,872	—	—	—	6,872

Stockholders' equity:
Common stock	323	6	19	(25)	323
Additional paid-in capital	23,499	7,940	64,045	(71,985)	23,499
Deferred compensation	(2,050)	—	—	—	(2,050)
Retained earnings	104,028	166,507	15	(166,522)	104,028

Total stockholders' equity	125,800	174,453	64,079	(238,532)	125,800

Total liabilities and stockholders' equity	$469,298	$862,586	$70,853	$(527,178)	$875,559

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$10,795	$1,444,483	$3,495	$(14,290)	$1,444,483

Operating costs and expenses:
Cost of sales	—	1,319,094	—	—	1,319,094
Selling and administrative	14,629	51,905	3,447	(14,290)	55,691

Total operating costs and expenses	14,629	1,370,999	3,447	(14,290)	1,374,785

Operating income (loss)	(3,834)	73,484	48	—	69,698
Other income (expense):
Interest expense, net	(6,237)	(31,905)	—	—	(38,142)
Cost related to early retirement of debt	(13,816)	—	—	—	(13,816)
Equity in income of subsidiaries	28,021	43	—	(28,064)	—

Income (loss) from continuing operations before income taxes	4,134	41,622	48	(28,064)	17,740
Provision (benefit) for income taxes	(8,361)	13,606	—	—	5,245

Net income (loss)	$12,495	$28,016	$48	$(28,064)	$12,495

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$10,380	$1,230,751	$465	$(10,845)	$1,230,751

Operating costs and expenses:
Cost of sales	—	1,086,746	—	—	1,086,746
Selling and administrative	10,553	45,544	433	(10,845)	45,685

Total operating costs and expenses	10,553	1,132,290	433	(10,845)	1,132,431

Operating income (loss)	(173)	98,461	32	—	98,320
Other income (expense):
Interest expense, net	(4,757)	(44,822)	—	—	(49,579)
Equity in income of subsidiaries	34,351	28	—	(34,379)	—

Income (loss) from continuing operations before income taxes	29,421	53,667	32	(34,379)	48,741
Provision (benefit) for income taxes	(1,774)	19,320	—	—	17,546

Net income (loss)	$31,195	$34,347	$32	$(34,379)	$31,195

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$10,380	$1,206,193	$2,502	$(13,179)	$1,205,896
Operating costs and expenses:
Cost of sales	—	1,125,439	—	—	1,125,439
Selling and administrative	8,939	46,389	2,516	(13,179)	44,665
Asset write-off and other related charges	—	5,438	—	—	5,438

Total operating costs and expenses	8,939	1,177,266	2,516	(13,179)	1,175,542

Operating income (loss)	1,441	28,927	(14)	—	30,354
Other income (expense):
Interest expense, net	(32,272)	(25,043)	—	—	(57,315)
Equity in income of subsidiaries	7,680	(7)	—	(7,673)	—

Income (loss) from continuing operations before taxes	(23,151)	3,877	(14)	(7,673)	(26,961)
Benefit from income taxes	(11,108)	(3,806)	(4)	—	(14,918)

Net income (loss)	$(12,043)	$7,683	$(10)	$(7,673)	$(12,043)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$12,495	$28,015	$49	$(28,064)	$12,495
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,278	62,436	218	—	63,932
Cost related to early retirement of debt	13,816	—	—	—	13,816
Provision for deferred income taxes	—	(6,344)	—	—	(6,344)
Tax benefit related to stock plans	1,107	—	—	—	1,107
Stock based compensation	1,779	—	—	—	1,779
Equity in earnings of subsidiaries	(28,021)	(43)	—	28,064	—
Change in operating assets, liabilities and other	114,858	(116,298)	(268)	—	(1,708)

Net cash provided by (used in) operating activities	117,312	(32,234)	(1)	—	85,077

Cash flows from investing activities:
Capital expenditures	(7)	(24,039)	—	—	(24,046)

Cash flows from financing activities:
Long-term debt proceeds	100,666	200,000	—	—	300,666
Long-term debt payments	(200,000)	(149,780)	—	—	(349,780)
Redemption premium and fees paid to retire notes	(10,760)	—	—	—	(10,760)
Fees paid to issue debt	(2,239)	—	—	—	(2,239)
Proceeds from issuance of common stock	5,857	—	—	—	5,857
Repurchase and retirement of common stock	(435)	—	—	—	(435)
Dividends	(10,394)	—	—	—	(10,394)

Net cash (used in) provided by financing activities	(117,305)	50,220	—	—	(67,085)

Net change in cash and cash equivalents	—	(6,053)	(1)	—	(6,054)
Cash and cash equivalents at beginning of year	—	8,008	11	—	8,019

Cash and cash equivalents at end of year	$—	$1,955	$10	$—	$1,965

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$31,195	$34,347	$32	$(34,379)	$31,195
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,307	66,734	27	—	68,068
Provision for deferred income taxes	—	6,822	—	—	6,822
Tax benefit related to stock plans	578	—	—	—	578
Stock based compensation	663	—	—	—	663
Equity in earnings of subsidiaries	(34,351)	(28)	—	34,379	—
Change in operating assets, liabilities and other	15,141	107,607	(61,828)	—	60,920

Net cash provided by (used in) operating activities	14,533	215,482	(61,769)	—	168,246

Cash flows from investing activities:
Capital Expenditures	—	(17,471)	—	—	(17,471)
Common stock issue	—	(136,770)	—	136,770	—
Dividends received from subsidiary	—	75,000	—	(75,000)	—

Net cash (used in) provided by investing activities	—	(79,241)	—	61,770	(17,471)

Cash flows from financing activities:
Long-term debt proceeds	626	149,780	—	—	150,406
Long-term debt payments	(9,478)	(288,033)	—	—	(297,511)
Proceeds from issuance of common stock	4,588	—	—	—	4,588
Additional proceeds from issuance of common stock to guarantor subsidiaries	—	—	136,770	(136,770)	—
Dividends paid	(10,269)		(75,000)	75,000	(10,269)

Net cash (used in) provided by financing activities	(14,533)	(138,253)	61,770	(61,770)	(152,786)

Net change in cash and cash equivalents	—	(2,012)	1	—	(2,011)
Cash and cash equivalents at beginning of year	—	10,020	10	—	10,030

Cash and cash equivalents at end of year	$—	$8,008	$11	$—	$8,019

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2001

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(12,043)	$7,683	$(10)	$(7,673)	$(12,043)
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired amounts:
Depreciation and amortization	1,427	71,106	46	—	72,579
Asset write-off and other related charges	—	5,438	—	—	5,438
Provision for deferred income taxes	—	2,469	—	—	2,469
Tax benefit related to stock plans	164	—	—	—	164
Equity in (income) loss of subsidiaries	(7,680)	7	—	7,673	—
Change in operating assets, liabilities and other	23,872	(52,672)	1,438	—	(27,362)

Net cash provided by operating activities	5,740	34,031	1,474	—	41,245

Cash flows from investing activities:
Capital Expenditures	(59)	(17,789)	—	—	(17,848)
Dividends received from subsidiary	1,524	—	—	(1,524)	—

Net cash (used in) provided by investing activities	1,465	(17,789)	—	(1,524)	(17,848)

Cash flows from financing activities:
Long-term debt proceeds	1,599	84,950	—	—	86,549
Long-term debt payments	—	(94,794)	—	—	(94,794)
Proceeds from issuance of common stock	2,984	—	—	—	2,984
Proceeds and retirement of common stock	1	—	(1)	—	—
Dividends paid	(10,148)	—	(1,524)	1,524	(10,148)

Net cash used in financing activities	(5,564)	(9,844)	(1,525)	1,524	(15,409)

Net change in cash and cash equivalents	1,641	6,398	(51)	—	7,988
Cash and cash equivalents at beginning of year	—	1,982	60	—	2,042

Cash and cash equivalents at end of year	$1,641	$8,380	$9	$—	$10,030

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 21, 2002 we filed a Current Report on Form 8-K. Item 4 " Changes in Registrant's Certifying Accountant" was filed as follows:

On May 20, 2002, the Audit Committee of the Board of Directors of Georgia Gulf Corporation ("Georgia Gulf") voted to dismiss its independent public accountants, Arthur Andersen LLP ("Arthur Andersen"), and to engage the services of Deloitte & Touche LLP ("Deloitte & Touche") to serve as Georgia Gulf's independent public accountants for Georgia Gulf's 2002 fiscal year, effective immediately.

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

The exhibit filed with this document, a letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002, has not been included herein. See Current Report on Form 8-K, filed May 21, 2002.

Item 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 18, 2004 are hereby incorporated by reference in response to this item.

We have adopted the Georgia Gulf Code of Ethics, which applies to all of our directors, officers and employees. The Code of Ethics is publicly available on our website at http://www.ggc.com under Investor Relations. If we make any substantive amendments to our Code of Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

In addition, our Corporate Governance Guidelines and the charters for our audit committee, equity compensation committee and nominating and governance committee are available on our website at http://www.ggc.com under Investor Relations and are available in print to any stockholder who requests them from the Corporate Secretary of Georgia Gulf Corporation, 400 Perimeter Center Terrace, Suite 595, Atlanta, GA 30346.

The following is additional information regarding our executive officers who are not directors, as of February 26, 2004:

Joel I. Beerman, 53, has served as Vice President, General Counsel and Secretary since February 1994.

William H. Doherty, 49, has served as Vice President, Vinyl Compounds Group since December 1999. Before then, Mr. Doherty served as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

James T. Matthews, 50, has served as Vice President-Finance, Treasurer and Chief Financial Officer since December 2003 and as Treasurer since December 2002. Mr. Matthews served as Corporate Controller from March 2001 until August 2003. From 1996 to 2001 Mr. Matthews served as Vice President of Finance of the containerboard division of The Mead Corporation.

Mark J. Seal, 52, has served as Vice President, Polymer Group since August 1993.

C. Douglas Shannon, 52, has served as Vice President, Chemicals Groups since December 1999. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and managed feedstock purchasing.

Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Election of Directors-Compensation of Directors" and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2004 is hereby incorporated by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth in Part II Item 5 of this Form 10-K under the caption "Securities Authorized for Issuance under Equity Compensation Plans" and under the caption "Security Ownership of Principal Stockholders and Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2004 is hereby incorporated by reference in response to this item.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not had any transactions required to be reported under this item for the calendar year 2003, or for the period from January 1, 2004 to the date of this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section entitled "Independent Auditor’s Fees" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)    The following documents are filed as a part of this Form 10-K:

(1)    Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Management

Report of Independent Auditors’

(2)    Financial Statement Schedules:

Report of Independent Auditors’ on Financial Statement Schedule

The following consolidated financial statement schedule is for the years ended December 31, 2003, 2002 and 2001:

Schedule II Valuation and Qualifying Accounts

Schedules other than the one listed above are omitted because they are not required and are not applicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

(3)    Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description
*10	General Release and Settlement Agreement between Richard B. Marchese and Georgia Gulf Corporation.
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
31	Rule 13a - 14(a) / 15d – 14(a) Certifications
32	Section 1350 Certifications

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K Report dated December 3, 2003:

Exhibit No.	Description
99.1
Amended and Restated Credit Agreement dated as of December 3, 2003 among Georgia Gulf Corporation, the eligible subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative Agent.

99.2	Indenture dated as of December 3, 2003, among Georgia Gulf Corporation and its subsidiary guarantors and SunTrust Bank, as Trustee, for the issuance of 7.125 percent senior notes due 2013.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K Report dated September 30, 2003:

Exhibit No.	Description
99.1
The Amendment dated as of September 26, 2003 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of August 9, 2002, among Georgia Gulf Corporation (the "Company"), the eligible subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent (the "Administrative Agent").

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K Report dated November 17, 2003:

Exhibit No.	Description
99.1
First Amendment to Receivables Purchase Agreement dated November 14, 2003 to the Receivables Purchase Agreement dated as of November 15, 2002. Among GGRC Corp., as Seller and Georgia Gulf Corporation and Georgia Gulf Chemicals & Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as Purchaser and Wachovia Bank, National Association as Administrative Agent.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 10-K for the year ended December 31, 2002, filed on March 5, 2003:

Exhibit No.	Description
99.1	Management representation of audit assurance from Arthur Andersen LLP.

The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K Report dated December 10, 2002, filed on December 11, 2002:

Exhibit No.	Description
99.1
Receivables Purchase Agreement Dated as of November 15, 2002 Among GGRC Corp., as Seller and Georgia Gulf Corporation and Georgia Gulf Chemicals & Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as Purchaser and Wachovia Bank, National Association as Administrative Agent.

99.2
Receivables Sale Agreement Dated as of November 15, 2002 Among Georgia Gulf Corporation as a Seller, Georgia Gulf Chemicals & Vinyls, LLC as a Seller and Georgia Gulf Lake Charles LLC as a Seller and GGRC Corp., as the Company.

The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q Report for the quarter ended June 30, 2002, filed August 13, 2002:

Exhibit No.	Description
10.1
Amended and Restated Credit Agreement dated as of August 9, 2002, amending the Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000 and Amendment No. 2 dated as of June 30, 2001, among Georgia Gulf Corporation, the Eligible Subsidiaries party thereto, the Lenders party thereto and JP Morgan Chase Bank (formerly known as the Chase Manhattan Bank), as Administrative Agent.

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

10.2
Letter Agreement dated as of July 20, 2001, among GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals & Vinyls, LLC, as Initial Servicers, and Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent.

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

The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33-59433) filed July 20, 1998:

Exhibit No.	Description
*4	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan

The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33-64749) filed December 5, 1995:

Exhibit No.	Description
*10	Georgia Gulf Corporation Employee Stock Purchase Plan

The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-3 (File No. 33-63051) filed September 28, 1995:

Exhibit No.	Description
4	Indenture, dated as of November 15, 1995, between Georgia Gulf and LaSalle National Bank, as trustee (including form of Notes).

The following exhibits are incorporated herein by reference to Georgia Gulf's 1991 Form 10-K Annual Report filed March 30, 1992:

Exhibit No.	Description
3(a)	Certificate of Amendment of Certificate of Incorporation
3(b)	Amended and Restated By-Laws

The following exhibits are incorporated herein by reference to Georgia Gulf's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

Exhibit No.	Description
3(a)	Certificate of Agreement of Merger, with Certificate of Incorporation of Georgia Gulf as Exhibit A thereto, dated December 31, 1984, and amendments thereto
10(g)	Agreement re: Liabilities among Georgia-Pacific, Georgia-Pacific Chemicals, Inc., and others dated, December 31, 1984
*10(u)	Executive Retirement Agreements
10(v)	Salt Contract

b)    Reports on Form 8-K

During the fourth quarter of 2003, we filed the following current reports on Form 8-K.

1.    Form 8-K filed October 31, 2003, dated October 30, 2003.
  Item 9 Regulation FD Disclosure (Information being furnished under Item 12) reported that on October 30, 2003 Georgia Gulf issued a press release announcing certain financial and operating results for the third quarter of 2003.

2.    Form 8-K filed November 4, 2003, dated November 3, 2003.
  Item 9 Regulation FD Disclosure (Information being furnished under Item 12) reported that on November 3, 2003, Georgia Gulf issued a press release announcing the commencement of a tender offer and consent solicitation for its 10.375 percent senior subordinated notes.

3.    Form 8-K filed November 17, 2003, dated November 17, 2003.
  Item 5 reported that on November 14, 2003, Georgia Gulf completed a First Amendment to Receivables Purchase Agreement, to the receivables Purchase Agreement, dated November 15, 2002.

4.    Form 8-K filed November 18, 2003, dated November 17, 2003.
  Item 5 reported that on November 17, 2003 Georgia Gulf announced the receipt of tenders and related consents from holders of its 10.375 percent senior subordinated notes due 2007 sufficient to amend the indenture governing such notes.

5.    Form 8-K filed November 19, 2003, dated November 19, 2003.
  Item 5 reported that on November 19, 2003 Georgia Gulf announced that it intends to offer $100.0 million of its senior notes due 2013 and that the senior notes would not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Form 8-K filed November 21, 2003, dated November 21, 2003.
  Item 5 reported that on November 21, 2003 Georgia Gulf announced that it will redeem all of its 10.375 percent senior subordinated notes due 2007 that were not tendered on or prior to the expiration of the consent solicitation initiated by Georgia Gulf on November 3, 2003 in connection with its tender offer with respect to such Notes.

6.    Form 8-K filed December 4, 2003, dated December 3, 2003.
  Item 5 reported that on December 3, 2003 Georgia Gulf announced that it entered into an amendment to its senior credit facility which provides for a new seven-year $200.0 million term loan which matures in 2010 and increases the available borrowings under the revolving credit facility from $100 to $120 million. Georgia Gulf also announced the completion of the sale of $100.0 million in principal amount of its 7.125 percent senior notes due 2013 in a private placement transaction. In addition, Georgia Gulf announced its acceptance for payment of all of its 10.375 percent notes that were tendered pursuant to the tender offer and consent solicitation which expired on Tuesday, December 2, 2003, at midnight. Also, Georgia Gulf announced the uses of the new funding.

7.    Form 8-K filed December 19, 2003, dated December 18, 2003.
  Item 9 Regulation FD Disclosure (Information being furnished under Item 12) reported that on December 18, 2003 Georgia Gulf issued a press release announcing certain financial and operating results for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia Gulf Corporation (Registrant)
Date: March 3, 2004	By:	/s/ EDWARD A. SCHMITT ___________________________________________________________ Edward A. Schmitt, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD A. SCHMITT _________________________________________ Edward A. Schmitt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004

/s/ JAMES T. MATTHEWS _________________________________________ James T. Matthews	Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2004

/s/ JOHN E. AKITT _________________________________________ John E. Akitt	Director	March 3, 2004

/s/ CHARLES L. HENRY _________________________________________ Charles L. Henry	Director	March 3, 2004

/s/ DENNIS M. CHORBA _________________________________________ Dennis M. Chorba	Director	March 3, 2004

/s/ PATRICK J. FLEMING _________________________________________ Patrick J. Fleming	Director	March 3, 2004

/s/ CHARLES T. HARRIS III _________________________________________ Charles T. Harris III	Director	March 3, 2004

/s/ JERRY R. SATRUM _________________________________________ Jerry R. Satrum	Director	March 3, 2004

/s/ YOSHI KAWASHIMA _________________________________________ Yoshi Kawashima	Director	March 3, 2004

INDEPENDENT AUDITORS’ REPORT
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Georgia Gulf Corporation

We have audited the consolidated financial statements of Georgia Gulf Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the two years in the period ended December 31, 2003, and have issued our report thereon dated February 27, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in the method of accounting for goodwill and other intangible assets in 2002); such consolidated financial statements and report are included in this Form 10-K. Our audits also included the 2003 and 2002 consolidated financial statement schedules of Georgia Gulf Corporation and subsidiaries, listed in Item 15. These consolidated financial statement schedules are the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2003 and 2002 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule for the year ended December 31, 2001, was audited by other auditors who have ceased operations. These auditors expressed an opinion in their report dated February 15, 2002, that such 2001 financial statement schedule, when considered in relation to the basic 2001 financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
February 27, 2004

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

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 15, 2002

GEORGIA GULF CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Year Ended December 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period

2001

Allowance for doubtful accounts	$2,372	$528	$—	$(493)	$2,407

2002

Allowance for doubtful accounts	$2,407	$103	$—	$(725)	$1,785

2003

Allowance for doubtful accounts	$1,785	$4,118	$—	$(1,453)	$4,450

___________

NOTES:

(1)    Accounts receivable balances written off during the period, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Description	Page (1)

*10	General Release and Settlement Agreement between Richard B. Marchese and Georgia Gulf Corporation
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
31	Rule 13a - 14(a) / 15d – 14(a) Certifications
32	Section 1350 Certifications.

___________

(1)    Page numbers appear on the manually signed Form 10-K's only.

Quicklinks
TABLE OF CONTENTS

PART I

Item 1. BUSINESS.
Item 2. PROPERTIES.
Item 3. LEGAL PROCEEDINGS.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER OF PURCHASES EQUITY SECURITIES.
Item 6. SELECTED FINANCIAL DATA.
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Georgia Gulf Corporation and Subsidiaries Consolidated Balance Sheets
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Income
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Cash Flows
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
2. NEW ACCOUNTING PRONOUNCEMENTS
3. ACCOUNTS RECEIVABLE SECURITIZATION
4. INVENTORIES
5. PROPERTY, PLANT AND EQUIPMENT, AT COST
6. ASSET WRITE-OFF AND OTHER RELATED CHARGES
7. OTHER ASSETS
8. GOODWILL
9. LONG-TERM DEBT
10. RELATED PARTY TRANSACTIONS
11. STOCKHOLDERS' EQUITY
12. RESTRICTED STOCK, STOCK OPTION AND PURCHASE PLANS
13. EMPLOYEE RETIREMENT PLANS
14. INCOME TAXES
15. COMMITMENTS AND CONTINENCIES
16. EXPORT SALES
17. DERIVATIVE FINANCIAL INSTRUMENTS
18. FAIR VALUE OF FINANCIAL INSTRUMENTS
19. SEGMENT INFORMATION
20. QUARTERLY FINANCIAL DATA (UNAUDITED)
21. SUPPLEMENTAL GUARANTOR INFORMATION
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Balance Sheet December 31, 2003
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Balance Sheet December 31, 2002
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Statement of Income Year Ended December 31, 2003
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Statement of Income Year Ended December 31, 2002
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Statement of Income Year Ended December 31, 2001
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Statement of Cash Flows Year Ended December 31, 2003
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Statement of Cash Flows Year Ended December 31, 2002
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidated Statement of Cash Flows Year Ended December 31, 2001
Item 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Item 9A. CONTROLS AND PROCEDURES.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Item 11. EXECUTIVE COMPENSATION.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES.
INDEPENDENT AUDITORS' REPORT FINANCIAL STATEMENT SCHEDULE.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE.
GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (In Thousands).
INDEX TO EXHIBITS