Form 10-Q
period 2004-03-31
GEORGIA GULF CORP /DE/
filed 2004-05-03
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2004
Common Stock, $0.01 par value	33,002,770

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2004
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$8,835	$1,965
Receivables, net of allowance for doubtful accounts of $4,450 in 2004 and 2003	146,737	86,914
Inventories	128,914	124,616
Prepaid expenses	6,520	7,043
Deferred income taxes	8,369	8,368

Total current assets	299,375	228,906
Property, plant and equipment, net	452,094	460,808
Goodwill	77,720	77,720
Other assets	89,801	89,351

Total assets	$918,990	$856,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$800	$1,000
Accounts payable	169,535	135,680
Interest payable	5,564	1,812
Income taxes payable	11,123	—
Accrued compensation	8,806	15,058
Other accrued liabilities	9,439	9,614

Total current liabilities	205,267	163,164
Long-term debt	426,672	426,872
Deferred income taxes	122,495	122,617
Other non-current liabilities	10,116	7,693
Stockholders' equity	154,440	136,439

Total liabilities and stockholders' equity	$918,990	$856,785

Common shares outstanding	32,893	32,736

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$496,687	$364,010
Operating costs and expenses:
Cost of sales	445,787	342,826
Selling, general and administrative expenses	14,771	13,907

Total operating costs and expenses	460,558	356,733

Operating income	36,129	7,277
Interest expense, net	(6,268)	(9,892)

Income (loss) before income taxes	29,861	(2,615)
Provision (benefit) for (from) income taxes	11,123	(941)

Net income (loss)	$18,738	$(1,674)

Earnings (loss) per share:
Basic	$0.57	$(0.05)
Diluted	$0.57	$(0.05)
Weighted average common shares:
Basic	32,609	32,210
Diluted	32,926	32,210

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$18,738	$(1,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,772	16,193
Benefit from deferred income taxes	(122)	(857)
Tax benefit related to stock plans	—	179
Stock based compensation	1,296	300
Change in operating assets, liabilities and other	(21,105)	(37,279)

Net cash provided by (used in) operating activities	14,579	(23,138)

Cash flows used in investing activities:
Capital expenditures	(5,480)	(5,122)

Cash flows from financing activities:
Net change in revolving line of credit	—	26,850
Payments of long-term debt	(400)	(150)
Proceeds from issuance of common stock	1,206	8
Purchase and retirement of common stock	(406)	(96)
Dividends paid	(2,629)	(2,594)

Net cash (used in) provided by financing activities	(2,229)	24,018

Net change in cash and cash equivalents	6,870	(4,242)
Cash and cash equivalents at beginning of period	1,965	8,019

Cash and cash equivalents at end of period	$8,835	$3,777

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Certain reclassifications of prior periods amounts have been made to conform to current period presentations. Our operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the accounting policies followed by us during fiscal year 2004.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Standards (SFAS) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Under revised SFAS No. 132, additional disclosures of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods are required. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. We have adopted revised SFAS No. 132 and included the additional disclosures in note 9 to our condensed consolidated financial statements.

NOTE 3: INVENTORIES

        The major classes of inventories were as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Raw materials and supplies	$50,099	$42,851
Finished goods	78,815	81,765

	$128,914	$124,616

NOTE 4: COMMITMENTS AND CONTINGENCIES

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

        Following the above removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, in 1999 we were able to settle the claims of all but two worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. No further legal proceedings are required relating to these settled cases. Negotiations regarding the remaining claims of the two worker plaintiffs are ongoing.

        Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. In 2001 after negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and several collaterals who have filed suit in state court who have opted not to participate in the class settlement, as well as the two worker plaintiffs whose claims are pending in federal court (see discussion above). Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or results of operations.

        Many of the workers injured in this accident were employed by contractors we hired to perform various services on our site. Under the contracts for services, the contractors agreed to hold us harmless and indemnify us for amounts we were required to pay for personal injuries to their workers. During the course of this litigation, we had made demands for the contractors to reimburse us for damage amounts we had paid to their employees. In August 2003, we recovered $3.1 million as reimbursement for amounts paid by us to one contractor's employees. We continue to pursue additional repayments from other contractors, but we do not believe any future recoveries will be material.

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

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or results of operations.

        Environmental Regulation.    Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances. See our annual report on

Form 10-K for the year ended December 31, 2003 for further information regarding our environmental issues.

        At our Lake Charles vinyl chloride monomer facility, the former owner CONDEA Vista Company (now Sasol North America, Inc.) will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. During April 2004 as part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimatable and therefore recorded a $2.7 million accrual to other non-current liabilities and a charge to cost of sales.

NOTE 5: STOCK-BASED COMPENSATION

        Restricted Stock Awards.    For the three months ended March 31, 2004 and 2003 we granted restricted stock awards for 108,542 and 117,000 shares, respectively, of our common stock to key employees of the company. The grant date fair value per share of restricted stock granted during the first three months of 2004 and 2003 was $27.11 and $18.85, respectively. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the first quarter of 2004 and 2003 related to the vesting of all restricted stock awards was approximately $0.4 million and $0.2 million, respectively. The unamortized costs of all unvested restricted stock awards of approximately $4.9 million at March 31, 2004 are included in stockholders' equity and are being amortized on a straight-line basis over the three-year vesting period.

        Stock Options.    For the three months ended March 31, 2004 and 2003 we granted stock options for 326,533 and 329,500 shares, respectively, of our common stock to key employees of the company. The exercise price of stock options granted during the first three months of 2004 and 2003 was $27.21 and $19.04, respectively. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. No compensation expense is recognized for our stock option plans.

        Pro Forma Effect of Stock Compensation Plans.    We account for our stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation has been recognized for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2004 and 2003 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003, respectively.

	Stock purchase plan rights		Stock option grants
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Risk-free interest rate	1.29%	1.38%	4.00%	3.65%
Expected life	1 year	1 year	8 years	8 years
Expected volatility	29%	44%	40%	44%
Expected dividend yield	1.11%	1.34%	1.18%	1.70%

        Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended March 31,
	2004	2003
	(In thousands)
For stock option grants	$738	$673
For stock purchase plan rights	192	306

Total	930	979
Provision for income taxes	353	372

Total, net of taxes	$577	$607

        Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income (loss)
As reported	$18,738	$(1,674)
Pro forma	18,161	(2,281)
Basic earnings (loss) per share:
As reported	$.57	$(0.05)
Pro forma	.56	(0.07)
Diluted earnings (loss) per share:
As reported	$.57	$(0.05)
Pro forma	.55	(0.07)

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

	Three months ended March 31,
	2004	2003
	(In thousands)
Segment net sales:
Chlorovinyls	$350,670	$304,422
Aromatics	146,017	59,588

Net sales	$496,687	$364,010

Segment operating income (loss):
Chlorovinyls	$38,320	$14,457
Aromatics	3,806	(1,770)
Corporate and general plant services	(5,997)	(5,410)

Total operating income	$36,129	$7,277

NOTE 7: EARNINGS PER SHARE

        There are no adjustments to "Net income" or "Income before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended March 31,
	2004	2003
	(In thousands)
Weighted average common shares—basic	32,609	32,210
Plus incremental shares from assumed conversions:
Options and awards	303	—
Employee stock purchase plan rights	14	—

Weighted average common shares—diluted	32,926	32,210

NOTE 8: COMPREHENSIVE INCOME (LOSS) INFORMATION

        The components and ending balance of accumulated other comprehensive income (loss) are shown as follows:

Accumulated other comprehensive loss—net of tax

	March 31, 2004	December 31, 2003
	(In thousands)
Unrealized gains on derivative contract, net of tax of $122	$—	$204
Additional minimum pension liability, net of tax of $268	(478)	(478)

Total accumulated other comprehensive loss	$(478)	$(274)

Total comprehensive income (loss)

	Three months ended March 31,
	2004	2003
	(In thousands)
Net income (loss)	$18,738	$(1,674)
Other comprehensive income	—	—

Total comprehensive income (loss)	$18,738	$(1,674)

NOTE 9: EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit cost for all retirement plans:

	Three months ended March 31,
	2004	2003
	(In thousands)
Service cost	$767	$676
Interest cost	1,211	1,035
Expected return on plan assets	(1,385)	(1,129)
Amortization of:
Transition obligation	56	56
Prior service cost	83	20
Net loss	1	105

Net periodic benefit cost	$733	$763

        Our major assumptions used to determine net cost for pension plans are presented as weighted-averages:

	Three months ended March 31,
	2004	2003
Discount rate	6.25%	6.75%
Expected return on assets	8.75%	8.75%
Rate of compensation increase	4.31%	6.15%

        We disclosed in our financial statements for the year ended December 31, 2003 an expected contribution for all pension plans during 2004 of $1.2 million to the plan trust and $0.6 million in the form of direct benefit payments. During the current period, we have made no contributions to the pension plans.

NOTE 10: SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under our 7.125 percent senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries").

        On November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2004
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$8,823	$12	$—	$8,835
Receivables, net	167,810	13,033	141,878	(175,984)	146,737
Inventories	—	128,914	—	—	128,914
Prepaid expenses	—	6,495	25	—	6,520
Deferred income taxes	—	8,369	—	—	8,369

Total current assets	167,810	165,634	141,915	(175,984)	299,375
Property, plant and equipment, net	119	451,975	—	—	452,094
Goodwill	—	77,720	—	—	77,720
Other assets	15,665	74,136	—	—	89,801
Investment in subsidiaries	223,215	105,319	—	(328,534)	—

Total assets	$406,809	$874,784	$141,915	$(504,518)	$918,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$800	$—	$—	$800
Accounts payable	11,520	297,415	36,584	(175,984)	169,535
Interest payable	5,561	3	—	—	5,564
Accrued income taxes	—	11,123	—	—	11,123
Accrued compensation	—	8,806	—	—	8,806
Other accrued liabilities	—	9,439	—	—	9,439

Total current liabilities	17,081	327,586	36,584	(175,984)	205,267
Long-term debt, net of current portion	227,872	198,800	—	—	426,672
Deferred income taxes	—	122,495	—	—	122,495
Other non-current liabilities	7,416	2,700	—	—	10,116
Stockholders' equity	154,440	223,204	105,330	(328,534)	154,440

Total liabilities and stockholders' equity	$406,809	$874,785	$141,914	$(504,518)	$918,990

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheets
December 31, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,955	$10	$—	$1,965
Receivables, net	160,073	1,986	91,435	(166,580)	86,914
Inventories	—	124,616	—	—	124,616
Prepaid expenses	913	6,089	41	—	7,043
Deferred income taxes	—	8,368	—	—	8,368

Total current assets	160,986	143,014	91,486	(166,580)	228,906
Plant, property and equipment, net	136	460,672	—	—	460,808
Goodwill	—	77,720	—	—	77,720
Other assets	14,355	74,996	—	—	89,351
Investment in subsidiaries	202,481	89,173	—	(291,654)	—

Total assets	$377,958	$845,575	$91,486	$(458,234)	$856,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$1,000	$—	$—	$1,000
Accounts payable	4,226	295,734	2,300	(166,580)	135,680
Interest payable	1,728	84	—	—	1,812
Accrued compensation	—	15,058	—	—	15,058
Other accrued liabilities	—	9,614	—	—	9,614

Total current liabilities	5,954	321,490	2,300	(166,580)	163,164
Long-term debt	227,872	199,000	—	—	426,872
Deferred income taxes	—	122,617	—	—	122,617
Other non-current liabilities	7,693	—	—	—	7,693
Stockholders' equity	136,439	202,468	89,186	(291,654)	136,439

Total liabilities and stockholders' equity	$377,958	$845,575	$91,486	$(458,234)	$856,785

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended March 31, 2004
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$496,687	$1,233	$(3,932)	$496,687
Operating costs and expenses:
Cost of sales	—	445,787	—	—	445,787
Selling, general and administrative expenses	4,805	12,931	967	(3,932)	14,771

Total operating costs and expenses	4,805	458,718	967	(3,932)	460,558

Operating income (loss)	(2,106)	37,969	266	—	36,129
Other income (expense):
Interest expense, net	(1,076)	(5,192)	—	—	(6,268)
Equity in income of subsidiaries	20,735	267	—	(21,002)	—

Income before taxes	17,553	33,044	266	(21,002)	29,861
Provision (benefit) for (from) income taxes	(1,185)	12,308	—	—	11,123

Net income	$18,738	$20,736	$266	$(21,002)	$18,738

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended March 31, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$364,010	$908	$(3,607)	$364,010
Operating costs and expenses:
Cost of sales	—	342,826	—	—	342,826
Selling, general and administrative expenses	3,433	13,224	857	(3,607)	13,907

Total operating costs and expenses	3,433	356,050	857	(3,607)	356,733

Operating income (loss)	(734)	7,960	51	—	7,277
Other (expense) income:
Interest expense, net	(1,619)	(8,273)	—	—	(9,892)
Equity in income of subsidiaries	1,399	52	—	(1,451)	—

(Loss) income before taxes	(954)	(261)	51	(1,451)	(2,615)
Provision (benefit) for (from) income taxes	720	(1,661)	—	—	(941)

Net (loss) income	$(1,674)	$1,400	$51	$(1,451)	$(1,674)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$18,738	$20,736	$266	$(21,002)	$18,738
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	178	15,578	16	—	15,772
Benefit from deferred income taxes	—	(122)	—	—	(122)
Stock based compensation	1,296	—	—	—	1,296
Equity in net income of subsidiaries	(20,735)	(267)	—	21,002	—
Change in operating assets, liabilities and other	2,352	(23,177)	(280)	—	(21,105)

Net cash provided by operating activities	1,829	12,748	2	—	14,579

Cash flows used in investing activities:
Capital expenditures	—	(5,480)	—	—	(5,480)

Cash flows from financing activities:
Payments of long-term debt	—	(400)	—	—	(400)
Proceeds from issuance of common stock	1,206	—	—	—	1,206
Purchase and retirement of common stock	(406)	—	—	—	(406)
Dividends paid	(2,629)	—	—	—	(2,629)

Net cash used in financing activities	(1,829)	(400)	—	—	(2,229)

Net change in cash and cash equivalents	—	6,868	2	—	6,870
Cash and cash equivalents at beginning of period	—	1,955	10	—	1,965

Cash and cash equivalents at end of period	$—	$8,823	$12	$—	$8,835

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003
(In thousands)
(Unaudited)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,674)	$1,337	$51	$(1,388)	$(1,674)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	317	15,817	59	—	16,193
Benefit from deferred income taxes	—	(857)	—	—	(857)
Tax benefit related to stock plans	179	—	—	—	179
Stock based compensation	300	—	—	—	300
Equity in net income of subsidiaries	(1,399)	(52)	—	1,451	—
Change in operating assets, liabilities and other	4,959	(42,058)	(117)	(63)	(37,279)

Net cash provided by (used in) operating activities	2,682	(25,813)	(7)	—	(23,138)

Cash flows from investing activities:
Capital expenditures	—	(5,122)	—	—	(5,122)

Cash flows from financing activities:
Net change in revolving line of credit	—	26,850	—	—	26,850
Payments of long-term debt	—	(150)	—	—	(150)
Proceeds from issuance of common stock	8	—	—	—	8
Purchase and retirement of common stock	(96)	—	—	—	(96)
Dividends paid	(2,594)	—	—	—	(2,594)

Net cash (used in) provided by financing activities	(2,682)	26,700	—	—	24,018

Net change in cash and cash equivalents	—	(4,235)	(7)	—	(4,242)
Cash and cash equivalents at beginning of period	—	8,008	11	—	8,019

Cash and cash equivalents at end of period	$—	$3,773	$4	$—	$3,777

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

        We are a leading North American manufacturer and international marketer of two product lines categorized into two operating segments, chlorovinyls and aromatic chemicals. Our chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), and vinyl resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone.

RESULTS OF OPERATIONS

        The following table sets forth our statement of operations data for the periods ended March 31, 2004 and 2003 and the percentage of net sales of each line item for the periods presented.

	Three months ended
	March 31, 2004		March 31, 2003
	(Dollars in Millions)
Net sales	$496.7	100.0%	$364.0	100.0%
Cost of sales	445.8	89.8%	342.8	94.2%

Gross margin	50.9	10.2%	21.2	5.8%

Selling, general and administrative expenses	14.8	3.0%	13.9	3.8%

Operating income	36.1	7.2%	7.3	2.0%
Net interest expense	6.3	1.3%	9.9	2.7%
Provision (benefit) for (from) income taxes	11.1	2.2%	(0.9)	0.2%

Net (loss) income	$18.7	3.7%	$(1.7)	0.5%

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

        Net Sales.    For the quarter ended March 31, 2004, net sales were $496.7 million, an increase of 36 percent compared to $364.0 million for the same quarter last year. Sales prices improved 18 percent, primarily due to strong demand for vinyl resins and VCM in anticipation of the spring building season. Sales volume grew 15 percent, primarily from increasing our cumene market share due to a competitor's cumene plant shut down in the second half of last year.

        Chlorovinyls segment net sales totaled $350.7 million for the quarter ended March 31, 2004, an increase of 15 percent compared with net sales of $304.4 million for the quarter ended March 31, 2003. Overall average sales prices increased by 12 percent, primarily as a result of increases in the prices of vinyl resins of 11 percent and VCM of 42 percent. Overall sales volumes increased only 2 percent as higher margin vinyl resins and compounds sales volumes increases of about 13 percent each were offset by a 55 percent decline in lower margin ethylene dichloride sales volume. The North American vinyl resins industry operating rate for the first quarter of 2004 was in the low ninety percentile or 6 percent greater than the same period last year. Our vinyl resins sales volume increase of 13 percent reflects both the increase in industry demand and lost production during the first quarter of last year as a result of downtime due to a plant technology upgrade.

        Aromatics segment net sales were $146.0 million for the quarter ended March 31, 2004, an increase of 145 percent compared to $59.6 million for the same period last year. This increase was primarily due to increasing our cumene market share as a result of another producer's shutdown of one billion pounds of capacity during 2003, which represented a reduction in North American industry capacity of about 11 percent. Our average selling prices for all products increased overall 34 percent. These price increases reflect shortages in the feedstock propylene and cumene production capacity, which has limited the downstream phenol and acetone supply for which industry demand for both products was strong.

        Gross Margin.    Total gross margin increased from 6 percent in the first quarter of 2003 to 10 percent in the first quarter of 2004. This $29.7 million increase was due to higher sales volumes and sales prices, which outpaced higher raw materials costs. Our raw materials and natural gas costs in both segments normally track industry prices, which experienced an increase of 3 percent for crude oil and a decrease of 14 percent for natural gas. However, due to refinery and ethylene plant outages during the first quarter of 2004, the industry experienced a decrease in supply for raw materials benzene, propylene and ethylene, which led to increases in industry prices above the increase in crude oil pricing.

        Chlorovinyls segment gross margin increased from 7 percent in the first quarter of 2003 to 13 percent in the first quarter of 2004. This $24.1 million increase over the same period last year primarily reflects higher sales volume of vinyl resins and compounds and higher sales prices of vinyl resins outpacing an ethylene raw materials price increase of 6 percent and a $2.7 million environmental contingency charge. In addition, our natural gas cost decreased 10 percent from the first quarter of 2003.

        Aromatics segment gross margin increased from negative 1 percent in the first quarter of 2003 to 3 percent in the first quarter of 2004. This $5.6 million improvement over the first quarter of 2003 is due primarily to higher cumene sales volume and aromatics sales prices as our cumene, phenol and acetone prices increased 17 percent, 15 percent and 30 percent, respectively. These sales price increases more than offset higher benzene and propylene cost increases of 11 percent and 43 percent, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $14.8 million for the quarter ended March 31, 2004, an increase of $0.9 million from $13.9 million for the quarter ended March 31, 2003. A decrease of $1.0 million in legal and professional fees was offset by an increase in profit share incentive of $1.2 million. Both the chlorovinyls and aromatics segment selling, general and administrative expenses were flat compared to the same quarter last year.

        Net Interest Expense.    Net interest expense decreased to $6.3 million for the quarter ended March 31, 2004 from $9.9 million for the quarter ended March 31, 2003. This decrease was primarily attributable to lower interest rates augmented by a refinancing of our 10.375 percent notes during December 2003 and lower overall debt balances during the first quarter of 2004.

        Provision for Income Taxes.    The provision for income taxes was $11.1 million for the quarter ended March 31, 2004 compared with an income tax benefit of $0.9 million for the quarter ended March 31, 2003. The increase in income taxes resulted from a $32.5 million increase in pre-tax income when comparing quarters.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities.    For the three months ended March 31, 2004, we generated $14.6 million in cash flows from operating activities as compared to using $23.1 million during the same period in 2003. The increase in cash flow from operations of $37.7 million from the same quarter last year is due primarily to a $20.4 million increase in net income and a $14.8 million increase in accrued income taxes. The major sources of cash flow for the first quarter of 2004 were net income of $18.7 million and the non-cash provision of $15.8 million for depreciation and amortization. Total working capital at March 31, 2004 was $94.1 million versus $65.7 million at December 31, 2003. Significant changes in working capital for the first three months of 2004 included an increase in trade receivables, an increase in accounts payable and an increase in accrued income taxes. The increase in trade receivables was primarily attributable to sales volume and price increases. The increase in accounts payable was attributable to higher trade payable balances related primarily to increased raw materials prices. Accrued income taxes primarily increased as a result of an increase in pre-tax income.

        Investing Activities.    Net cash used in investing activities was $5.5 million for the three months ended March 31, 2004 and $5.1 million for the three months ended March 31, 2003. First quarter of 2004 investment activities were related primarily to reinvestment in equipment and capacity additions. We estimate total capital expenditures for 2004 will be in the range of $30.0 million to $35.0 million.

        Financing Activities.    Cash used in financing activities was $2.2 million during the three months ended March 31, 2004 as compared to cash provided by financing activities of $24.0 million during the three months ended March 31, 2003. The change during the first quarter of 2004 compared to the same quarter last year was primarily due to increasing our revolving line of credit by $26.9 million last year. During first quarter last year, the debt increase was used to fund $23.1 million of cash used in operations.

        On December 3, 2003, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended by amendment no. 2 dated September 26, 2003. The amendment created a new $200.0 million tranche D term loan, the proceeds of which were used to repay our then existing $134.3 million tranche C term loan and to retire a portion of our $200.0 million 10.375 percent notes. The new tranche D term loan delays the required principal payments and matures December 2, 2010. The amendment also modifies the applicable interest margin depending on our leverage ratio and increases the revolving credit facility commitments, which mature on November 12, 2005, by $20 million to $120 million.

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

        On March 31, 2004, our balance sheet debt consisted of a $199.6 million senior credit facility, $100.0 million principal amount of 7.625 percent notes, $100.0 million principal amount of 7.125 percent senior unsecured notes, and $27.9 million in other debt. In addition, under our senior credit facility we have a $120.0 million revolving credit facility (with the availability to borrow $104.7 million, at March 31, 2004), which had no borrowings against it at March 31, 2004. Debt under the senior credit facility and the 7.625 percent notes is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        We declared quarterly dividends of $0.08 per share, or about $2.6 million for both the periods ended March 31, 2004 and 2003.

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

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we can sell up to $100.0 million of an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). Our Securitization provides us with one of our cheapest source of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $100.0 million, as permitted by the Securitization.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of March 31, 2004, we were in compliance with all such covenants. The Securitization does not contain any debt rating downgrade triggers pursuant to which the program could be terminated. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

        Contractual Obligations.    During the period ended March 31, 2004 there have not been any material changes in our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2003.

        Long-Term Debt.    Under our senior credit facility and the indentures related to the 7.625 percent notes and the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $8.8 million, and the availability to borrow an additional $104.7 million under the revolving credit facility, at March 31, 2004, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the period ended March 31, 2004, we were in compliance with all such covenants.

OUTLOOK

        The second quarter is traditionally one of our stronger quarters due to the spring building season and we expect to continue to capitalize on the forecasted improvements in the industry supply and demand fundamentals for our chlorovinyls and aromatics products. However, raw material and energy costs continue to remain volatile and impact our margins.

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant developments with respect to our exposure to market risk.

Item 4. Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal control over financial reporting during the Company's fiscal first quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        We are involved in certain legal proceedings that are described in our 2003 Annual Report on Form 10-K. During the three months ended March 31, 2004, there were no material developments in the status of those legal proceedings.

Item 6. Exhibits and Reports on Form 8-K.

a)
Exhibits

31
Rule 13a-14(a)/15d-14(a) Certifications.

32
Section 1350 Certifications.

b)
Reports on Form 8-K filed with the Securities and Exchange Commission during the first quarter of 2004 including the items reported and dates of such reports:

1.
Form 8-K filed February 5, 2004, dated February 4, 2004.

•
Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on February 4, 2004 Georgia Gulf issued a press release announcing certain financial and operating results for the fourth quarter of 2004.

2.
Form 8-K filed March 8, 2004, dated March 8, 2004.

•
Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on March 8, 2004 Georgia Gulf issued a press release announcing expectations regarding certain financial and operating results for the first quarter of 2004.

3.
Form 8-K filed March 26, 2004, dated March 26, 2004.

•
Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on March 25, 2004 Georgia Gulf issued a press release announcing expectations regarding financial and operating results for the first quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: May 3, 2004	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date: May 3, 2004	/s/ JAMES T. MATTHEWS James T. Matthews Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES