Form 10-Q
period 2004-06-30
GEORGIA GULF CORP /DE/
filed 2004-08-03
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of 7/28/2004
Common Stock, $0.01 par value	33,101,540

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2004
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$24,083	$1,965
Receivables, net of allowance for doubtful accounts of $4,450 in 2004 and 2003	99,911	86,914
Inventories	149,482	124,616
Prepaid expenses	3,073	7,043
Deferred income taxes	8,368	8,368

Total current assets	284,917	228,906
Property, plant and equipment, net	441,253	460,808
Goodwill	77,720	77,720
Other assets	89,752	89,351

Total assets	$893,642	$856,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$600	$1,000
Accounts payable	180,628	135,680
Interest payable	1,817	1,812
Income taxes payable	248	—
Accrued compensation	14,209	15,058
Other accrued liabilities	12,007	9,614

Total current liabilities	209,509	163,164
Long-term debt, net of current portion	361,872	426,872
Deferred income taxes	122,495	122,617
Other non-current liabilities	11,801	7,693
Commitments and contingencies (note 6)
Stockholders' equity	187,965	136,439

Total liabilities and stockholders' equity	$893,642	$856,785

Common shares outstanding	33,100	32,736

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data
	2004	2003	2004	2003
Net sales	$522,272	$359,119	$1,018,959	$723,128
Operating costs and expenses:
Cost of sales	454,683	324,225	900,471	667,052
Selling, general and administrative expenses	13,991	12,047	28,761	25,953

Total operating costs and expenses	468,674	336,272	929,232	693,005

Operating income	53,598	22,847	89,727	30,123
Interest expense, net	(6,213)	(9,664)	(12,482)	(19,556)

Income before income taxes	47,385	13,183	77,245	10,567
Provision for income taxes	17,652	4,743	28,775	3,802

Net income	$29,733	$8,440	$48,470	$6,765

Earnings per share:
Basic	$.91	$.26	$1.48	$.21
Diluted	$.90	$.26	$1.47	$.21
Weighted average common shares:
Basic	32,799	32,232	32,704	32,220
Diluted	33,215	32,420	33,070	32,404

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
In thousands
	2004	2003
Cash flows from operating activities:
Net income	$48,470	$6,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,815	31,979
Deferred income taxes	(122)	(1,350)
Tax benefit related to stock plans	1,336	444
Stock based compensation	1,893	702
Change in operating assets, liabilities and other	12,955	(57,257)

Net cash provided by (used in) operating activities	96,347	(18,717)

Cash flows used in investing activities:
Capital expenditures	(8,859)	(11,055)

Cash flows from financing activities:
Net change in revolving line of credit	—	31,000
Debt payments related to asset securitization	(35,000)	—
Other long term debt payments	(30,400)	(300)
Proceeds from issuance of common stock	5,909	198
Purchase and retirement of common stock	(603)	(245)
Dividends paid	(5,276)	(5,189)

Net cash (used in) provided by financing activities	(65,370)	25,464

Net change in cash and cash equivalents	22,118	(4,308)
Cash and cash equivalents at beginning of period	1,965	8,019

Cash and cash equivalents at end of period	$24,083	$3,711

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Certain reclassifications of prior period amounts have been made to conform to current period presentations. Our operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the accounting policies followed by us during fiscal year 2004.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Under revised SFAS No. 132, additional disclosures of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods are required. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. We have adopted revised SFAS No. 132 and included the additional disclosures in note 11 to our condensed consolidated financial statements.

NOTE 3: ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $135.0 million, as permitted by the Securitization. Prior to May 27, 2004, the Securitization permitted the sale of $100.0 million. At June 30, 2004 and December 31, 2003, the unpaid balance of accounts receivable in the defined pool was approximately $250.4 million and $192.3 million, respectively.

NOTE 4: INVENTORIES

        The major classes of inventories were as follows:

In thousands	June 30, 2004	December 31, 2003
Raw materials and supplies	$64,818	$42,851
Finished goods	84,664	81,765

	$149,482	$124,616

NOTE 5: LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	June 30, 2004	December 31, 2003
Senior credit facility:
Tranche D term loan	$134,600	$200,000
7.625% notes due 2005	100,000	100,000
7.125% notes due 2013	100,000	100,000
Other	27,872	27,872

Total debt	362,472	427,872
Less current portion	600	1,000

Long-term debt	$361,872	$426,872

NOTE 6: COMMITMENTS AND CONTINGENCIES

        Purchase Commitments.    We have certain long-term take-or-pay raw material purchase agreements with fixed and variable payments. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, which we have capitalized as a prepaid manufacturing cost in other assets of $36.5 million and $35.7 million as of June 30, 2004 and December 31, 2003, respectively, in the accompanying condensed consolidated balance sheets. We amortize these prepaid manufacturing costs based on the physical delivery of the products from the manufacturer. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are at prices not in excess of market prices for the products. These commitments are designed to assure a source of supply and are not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the products under these long-term supply agreements and intend to take physical delivery over the contract term. Therefore, we account for them under the normal purchase provision of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its amendments.

        We also have other long-term supply contracts for raw materials, which are at prices not in excess of market, designed to assure a source of supply and are not expected to be in excess of our normal manufacturing operations requirements. Historically, we have taken physical delivery under these contracts and we intend to take physical delivery in the future. Therefore, at inception we designate these contracts as normal purchase agreements and account for them under the normal purchase provisions of SFAS No. 133.

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

        We are currently negotiating with the Louisiana Department of Environmental Quality to reach a global settlement that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege violations due to unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. We believe that if a global settlement is reached, the total penalty for the pending matters described above, when grouped together, will exceed $100,000, but will not have a material effect on our financial position or on our results of operations.

        In addition, we are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or results of operations.

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

        There are several serious environmental issues concerning the vinyl chloride monomer (VCM) facility we acquired from CONDEA Vista Company (now Sasol North America, Inc.) at Lake Charles, Louisiana. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. In the first quarter of 2004, as part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore recorded a $2.7 million accrual to other non-current liabilities and a charge to cost of sales.

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

NOTE 7: STOCK-BASED COMPENSATION

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

	Stock purchase plan rights		Stock option grants
	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	1.29%	1.38%	4.00%	3.65%
Expected life	1 year	1 year	8 years	8 years
Expected volatility	29%	44%	40%	44%
Expected dividend yield	1.11%	1.34%	1.18%	1.70%

        Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended June 30,		Six months ended June 30,
In thousands
	2004	2003	2004	2003
For stock option grants	$830	$810	$1,568	$1,483
For stock purchase plan rights	192	306	384	611

Total	1,022	1,116	1,952	2,094
Provision for income taxes	388	424	742	796

Total, net of taxes	$634	$692	$1,210	$1,298

        Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data
	2004	2003	2004	2003
Net income
As reported	$29,733	$8,440	$48,470	$6,765
Pro forma	29,099	7,748	47,260	5,467
Basic earnings per share:
As reported	$.91	$0.26	$1.48	$0.21
Pro forma	.89	0.24	1.45	0.17
Diluted earnings per share:
As reported	$.90	$0.26	$1.47	$0.21
Pro forma	.88	0.24	1.43	0.17

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

	Three months ended June 30,		Six months ended June 30,
In thousands
	2004	2003	2004	2003
Segment net sales:
Chlorovinyls	$369,478	$289,024	$720,149	$593,446
Aromatics	152,794	70,095	298,810	129,682

Net sales	$522,272	$359,119	$1,018,959	$723,128

Segment operating income (loss):
Chlorovinyls	$53,048	$27,619	$91,368	$42,077
Aromatics	5,958	(900)	9,764	(2,671)
Corporate and general plant services	(5,408)	(3,872)	(11,405)	(9,283)

Total operating income	$53,598	$22,847	$89,727	$30,123

NOTE 9: EARNINGS PER SHARE

        There are no adjustments to "Net income" or "Income before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
In thousands
	2004	2003	2004	2003
Weighted average common shares—basic	32,799	32,232	32,704	32,220
Plus incremental shares from assumed conversions:
Options and Awards	383	150	343	146
Employee stock purchase plan rights	33	38	23	38

Weighted average common shares—diluted	33,215	32,420	33,070	32,404

NOTE 10: COMPREHENSIVE INCOME (LOSS) INFORMATION

        The components and ending balance of accumulated other comprehensive income (loss) are shown as follows:

  Accumulated other comprehensive loss—net of tax

In thousands	June 30, 2004	December 31, 2003
Unrealized gains on derivative contract, net of tax of $122	$—	$204
Additional minimum pension liability, net of tax of $268	(478)	(478)

Total accumulated other comprehensive loss	$(478)	$(274)

  Total comprehensive income

	Three months ended June 30,		Six months ended June 30,
In thousands
	2004	2003	2004	2003
Net income	$29,733	$8,440	$48,470	$6,765
Reclassification of gain on derivative contracts to income	—	—	(204)	—

Total comprehensive income	$29,733	$8,440	$48,266	$6,765

NOTE 11: EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit cost for all retirement plans:

	Three months ended June 30,		Six months ended June 30,
In thousands
	2004	2003	2004	2003
Service cost	$767	$676	$1,534	$1,352
Interest cost	1,211	1,035	2,421	2,069
Expected return on plan assets	(1,385)	(1,129)	(2,770)	(2,258)
Amortization of:
Transition obligation	56	56	111	111
Prior service cost	83	20	166	40
Net loss	1	105	4	211

Net periodic benefit cost	$733	$763	$1,466	$1,525

        Our major assumptions used to determine net cost for pension plans are presented as weighted-averages:

	2004	2003
Discount rate	6.25%	6.75%
Expected return on assets	8.75%	8.75%
Rate of compensation increase	4.31%	6.15%

        We disclosed in our financial statements for the year ended December 31, 2003 an expected contribution for all pension plans during 2004 of $1.2 million to the plan trust and $0.6 million in the form of direct benefit payments. During the first six months of 2004, we have made no contributions to the pension plans.

NOTE 12: SUPPLEMENTAL GUARANTOR INFORMATION

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$24,079	$4	$—	$24,083
Receivables, net	158,873	2,217	114,258	(175,437)	99,911
Inventories	—	149,482	—	—	149,482
Prepaid expenses	—	3,059	14	—	3,073
Deferred income taxes	—	8,368	—	—	8,368

Total current assets	158,873	187,205	114,276	(175,437)	284,917
Property, plant and equipment, net	102	441,151	—	—	441,253
Goodwill	—	77,720	—	—	77,720
Other assets	15,773	73,979	—	—	89,752
Investment in subsidiaries	254,798	107,953	—	(362,751)	—

Total assets	$429,546	$888,008	$114,276	$(538,188)	$893,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$600	$—	$—	$600
Accounts payable	3,994	345,750	6,321	(175,437)	180,628
Interest payable	1,802	15	—	—	1,817
Accrued compensation	302	13,907	—	—	14,209
Other accrued liabilities	—	12,255	—	—	12,255

Total current liabilities	6,098	372,527	6,321	(175,437)	209,509
Long-term debt, net of current portion	227,872	134,000	—	—	361,872
Deferred income taxes	—	122,495	—	—	122,495
Other non-current liabilities	7,611	4,190	—	—	11,801
Stockholders' equity	187,965	254,796	107,955	(362,751)	187,965

Total liabilities and stockholders' equity	$429,546	$888,008	$114,276	$(538,188)	$893,642

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheets
December 31, 2003
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,955	$10	$—	$1,965
Receivables, net	160,073	1,986	91,435	(166,580)	86,914
Inventories	—	124,616	—	—	124,616
Prepaid expenses	913	6,089	41	—	7,043
Deferred income taxes	—	8,368	—	—	8,368

Total current assets	160,986	143,014	91,486	(166,580)	228,906
Plant, property and equipment, net	136	460,672	—	—	460,808
Goodwill	—	77,720	—	—	77,720
Other assets	14,355	74,996	—	—	89,351
Investment in subsidiaries	202,481	89,173	—	(291,654)	—

Total assets	$377,958	$845,575	$91,486	$(458,234)	$856,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$1,000	$—	$—	$1,000
Accounts payable	4,226	295,734	2,300	(166,580)	135,680
Interest payable	1,728	84	—	—	1,812
Accrued compensation	—	15,058	—	—	15,058
Other accrued liabilities	—	9,614	—	—	9,614

Total current liabilities	5,954	321,490	2,300	(166,580)	163,164
Long-term debt	227,872	199,000	—	—	426,872
Deferred income taxes	—	122,617	—	—	122,617
Other non-current liabilities	7,693	—	—	—	7,693
Stockholders' equity	136,439	202,468	89,186	(291,654)	136,439

Total liabilities and stockholders' equity	$377,958	$845,575	$91,486	$(458,234)	$856,785

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$522,272	$1,436	$(4,135)	$522,272
Operating costs and expenses:
Cost of sales	—	454,683	—	—	454,683
Selling, general and administrative expenses	3,771	13,175	1,180	(4,135)	13,991

Total operating costs and expenses	3,771	467,858	1,180	(4,135)	468,674

Operating income (loss)	(1,072)	54,414	256	—	53,598
Other income (expense):
Interest expense, net	(1,876)	(4,337)	—	—	(6,213)
Equity in income of subsidiaries	31,583	265	—	(31,848)	—

Income before taxes	28,635	50,342	256	(31,848)	47,385
Provision (benefit) for (from) income taxes	(1,098)	18,750	—	—	17,652

Net income	$29,733	$31,592	$256	$(31,848)	$29,733

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2003
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$359,119	$1,270	$(3,969)	$359,119
Operating costs and expenses:
Cost of sales	—	324,225	—	—	324,225
Selling, general and administrative expenses	2,895	12,204	917	(3,969)	12,047

Total operating costs and expenses	2,895	336,429	917	(3,969)	336,272

Operating income (loss)	(196)	22,690	353		22,847
Other income (expense):
Interest expense, net	(1,842)	(7,822)	—	—	(9,664)
Equity in income of subsidiaries	9,744	359	—	(10,103)	—

Income before taxes	7,706	15,227	353	(10,103)	13,183
Provision (benefit) for (from) income taxes	(734)	5,477	—	—	4,743

Net income	$8,440	$9,750	$353	$(10,103)	$8,440

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,398	$1,018,959	$2,669	$(8,067)	$1,018,959
Operating costs and expenses:
Cost of sales	—	900,471	—	—	900,471
Selling, general and administrative expenses	8,576	26,106	2,146	(8,067)	28,761

Total operating costs and expenses	8,576	926,577	2,146	(8,067)	929,232

Operating income (loss)	(3,178)	92,382	523	—	89,727
Other income (expense):
Interest expense, net	(2,953)	(9,529)	—	—	(12,482)
Equity in income of subsidiaries	52,318	533	—	(52,851)	—

Income before taxes	46,187	83,386	523	(52,851)	77,245
Provision (benefit) for (from) income taxes	(2,283)	31,058	—	—	28,775

Net income	$48,470	$52,328	$523	$(52,851)	$48,470

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2003
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,398	$723,128	$2,178	$(7,576)	$723,128
Operating costs and expenses:
Cost of sales	—	667,052	—	—	667,052
Selling, general and administrative expenses	6,329	25,426	1,774	(7,576)	25,953

Total operating costs and expenses	6,329	692,478	1,774	(7,576)	693,005

Operating income (loss)	(931)	30,650	404	—	30,123
Other income (expense):
Interest expense, net	(3,461)	(16,095)	—	—	(19,556)
Equity in income of subsidiaries	9,576	411	—	(9,987)	—

Income before taxes	5,184	14,966	404	(9,987)	10,567
Provision (benefit) for (from) income taxes	(1,581)	5,383	—	—	3,802

Net income	$6,765	$9,583	$404	$(9,987)	$6,765

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$48,470	$52,328	$523	$(52,851)	$48,470
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	356	31,345	114	—	31,815
Benefit from deferred income taxes	—	(122)	—	—	(122)
Tax benefit related to stock plans	1,336	—	—	—	1,336
Stock based compensation	1,893	—	—	—	1,893
Equity in net income of subsidiaries	(52,318)	(533)	—	52,851	—
Change in operating assets, liabilities and other	233	13,365	(643)	—	12,955

Net cash (used in) provided by operating activities	(30)	96,383	(6)	—	96,347

Cash flows (used in) investing activities:
Capital expenditures	—	(8,859)	—	—	(8,859)

Cash flows from financing activities:
Debt payments related to asset securitization		(35,000)	—	—	(35,000)
Other long-term debt payments	—	(30,400)	—	—	(30,400)
Proceeds from issuance of common stock	5,909	—	—	—	5,909
Purchase and retirement of common stock	(603)	—	—	—	(603)
Dividends paid	(5,276)	—	—	—	(5,276)

Net cash provided by (used in) financing activities	30	(65,400)	—	—	(65,370)

Net change in cash and cash equivalents	—	22,124	(6)	—	22,118
Cash and cash equivalents at beginning of period	—	1,955	10	—	1,965

Cash and cash equivalents at end of period	$—	$24,079	$4	$—	$24,083

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$6,766	$9,582	$404	$(9,987)	$6,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	637	31,224	118	—	31,979
Benefit from deferred income taxes	—	(1,350)	—	—	(1,350)
Tax benefit related to stock plans	444	—	—	—	444
Stock based compensation	702	—	—	—	702
Equity in net income of subsidiaries	(9,576)	(411)	—	9,987	—
Change in operating assets, liabilities and other	6,263	(62,998)	(522)	—	(57,257)

Net cash provided by (used in) operating activities	5,236	(23,953)	—	—	(18,717)

Cash flows used in investing activities:
Capital expenditures	—	(11,055)	—	—	(11,055)

Cash flows from financing activities:
Net change in revolving line of credit	—	31,000	—	—	31,000
Payments of long-term debt	—	(300)	—	—	(300)
Proceeds from issuance of common stock	198	—	—	—	198
Purchase and retirement of common stock	(245)	—	—	—	(245)
Dividends paid	(5,189)	—	—	—	(5,189)

Net cash provided by (used in) financing activities	(5,236)	30,700	—	—	25,464

Net change in cash and cash equivalents	—	(4,308)	—	—	(4,308)
Cash and cash equivalents at beginning of period	—	8,008	11	—	8,019

Cash and cash equivalents at end of period	$—	$3,700	$11	$—	$3,711

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

        We are a leading North American manufacturer and international marketer of two product lines categorized into two operating segments, chlorovinyls and aromatic chemicals. Our chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), and vinyl resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone. All of our products are primarily used by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable goods and construction.

RESULTS OF OPERATIONS

        The following table sets forth our statement of operations data for the periods ended June 30, 2004 and 2003 and the percentage of net sales of each line item for the periods presented.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
Net sales	$522	100%	$359	100%	$1,019	100%	$723	100%
Cost of sales	454	87%	324	90%	901	88%	667	92%

Gross margin	68	13%	35	10%	118	12%	56	8%
Selling, general and administrative	14	3%	12	4%	29	3%	26	4%

Operating income	54	10%	23	6%	89	9%	30	4%
Net interest expense	6	1%	10	3%	12	1%	19	2%
Provision for income taxes	18	3%	5	1%	29	3%	4	1%

Net income	$30	6%	$8	2%	$48	5%	$7	1%

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

        Net Sales.    For the quarter ended June 30, 2004, net sales were $522.3 million, an increase of 45 percent compared to $359.1 million for the same quarter last year. Sales prices and volume improved 13 percent and 29 percent, respectively. These price and volume improvements were attributable to our vinyl resins and compounds and cumene products due to a strong construction market. High industry operating rates and increased feedstock costs have enabled us to increase prices.

        Chlorovinyls segment net sales totaled $369.5 million for the quarter ended June 30, 2004, an increase of 28 percent compared with net sales of $289.0 million for the quarter ended June 30, 2003. Our overall sales volumes increased 22 percent primarily from vinyl resins and compounds sales volumes increases of 24 percent and 21 percent, respectively. The North American vinyl resins industry operating rate for the second quarter of 2004 was about 96 percent or 10 percent greater than the same period last year. Our overall average sales prices increased by 5 percent, primarily as a result of increases in the prices of vinyl resins of 10 percent.

        Aromatics segment net sales were $152.8 million for the quarter ended June 30, 2004, an increase of 118 percent compared to $70.1 million for the same period last year. This increase was primarily due to a competitor's unscheduled plant outage for cumene and our increased cumene market share as a result of another producer's shutdown of one billion pounds of capacity during the second half of 2003, which represented a reduction in North American industry capacity of about 11 percent. Our average selling prices for all products increased an overall 38 percent and reflect higher prices for the feedstocks benzene and propylene and strong demand for phenol and acetone as North American operating rates for both products were about 97 percent or 11 percent greater than the same period last year. Our overall sales volumes increase of 58 percent was due primarily to the cumene sales volume increase of 236 percent.

        Gross Margin.    Total gross margin increased from 10 percent in the second quarter of 2003 to 13 percent in the second quarter of 2004. This $32.7 million increase was due to higher sales volumes and sales prices, which outpaced higher raw materials and natural gas costs. Our raw materials and natural gas costs in both segments tracked industry price increases of 32 percent for crude oil and 11 percent for natural gas.

        Chlorovinyls segment gross margin increased from 12 percent in the second quarter of 2003 to 16 percent in the second quarter of 2004. This $25.8 million increase over the same period last year primarily reflects higher sales volumes for vinyl resins and compounds and higher sales prices for vinyl resins which outpaced raw materials and natural gas price increases. Our raw materials costs for ethylene and chlorine and our natural gas costs increased 5 percent, 13 percent and 9 percent, respectively, compared to the same period last year.

        Aromatics segment gross margin increased from no margin in the second quarter of 2003 to 5 percent in the second quarter of 2004. This $6.9 million improvement over the second quarter of 2003 is due primarily to higher cumene sales volume and aromatics sales prices as our cumene, phenol and acetone prices increased 60 percent, 29 percent and 21 percent, respectively. These sales price increases more than offset higher benzene and propylene cost increases of 53 percent and 38 percent, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $14.0 million for the quarter ended June 30, 2004, an increase of about $2.0 million from $12.0 million for the quarter ended June 30, 2003 and was primarily due to an increase in profit share incentive of $0.9 million. Both the chlorovinyls and aromatics segment selling, general and administrative expenses were flat compared to the same quarter last year.

        Net Interest Expense.    Net interest expense decreased to $6.2 million for the quarter ended June 30, 2004 from $9.7 million for the quarter ended June 30, 2003. This decrease was primarily attributable to lower interest rates primarily as a result of refinancing of our 10.375 percent notes during December 2003 and lower overall debt balances during the second quarter of 2004.

        Provision for Income Taxes.    The provision for income taxes was $17.7 million for the quarter ended June 30, 2004 compared with $4.7 million for the quarter ended June 30, 2003. The increase in income taxes resulted from a $34.2 million increase in pre-tax income when comparing quarters. Our effective tax rate increased from 36 percent for the same quarter last year to 37 percent for the current quarter.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

        Net Sales.    For the six months ended June 30, 2004, net sales were $1,019.0 million, an increase of 41 percent compared to $723.1 million for same period last year. This increase was primarily from a 22 percent increase in sales volumes, mainly attributable to a 427 percent increase in cumene and an 18 percent increase in vinyl resins and compounds, due to strong demand in the durable goods and construction industries. We increased our cumene market share due to a competitor's cumene plant shut down during the second half of last year. Overall average sales prices increased by 16 percent, primarily as a result of increases in the prices of cumene of 44 percent, vinyl resins of 11 percent and phenol of 23 percent. These sales price increases reflected strong demand for vinyl resins and compounds and cumene and significantly higher raw materials costs. High industry operating rates and increased feedstock costs have enabled us to increase prices.

        Chlorovinyls segment net sales totaled $720.1 million for the six months ended June 30, 2004, an increase of 21 percent compared with net sales of $593.4 million for the same period last year. Our overall sales volumes were up 11 percent as vinyl resins and compounds volumes increased about 18 percent. Strong demand from the construction industry accounted for the increase in volume as the North American vinyl resins industry operating rate was 94 percent for the first half of this year. Our overall average sales prices increased by 9 percent, primarily as a result of increases in the prices of vinyl resins of 11 percent and VCM of 39 percent which offset a decrease in caustic soda price of 35 percent.

        Aromatics segment net sales were $298.8 million for the six months ended June 30, 2004, an increase of 130 percent compared to $129.7 million for same period last year. This increase was primarily the result of 427 percent greater sales volume for cumene due to a competitor's unscheduled plant outage and our increased cumene market share as a result of an industry cumene producer shutdown of one billion pounds of capacity during the second half of 2003, which represented a reduction in North American industry capacity of about 11 percent. Overall average sales prices increased by 36 percent as a result of increases in the price of cumene of 44 percent, phenol of 23 percent and acetone of 25 percent. These price increases reflect higher prices for the feedstocks benzene and propylene and strong demand for phenol and acetone as North American operating rates for both products were about 91 percent or 7 percent greater than the same period last year.

        Gross Margin.    Total gross margin increased from 8 percent for the six months ended June 30, 2003 to 12 percent for the six months ended June 30, 2004. This $62.4 million increase was due to higher sales volumes and sales prices, which outpaced higher raw materials costs. Our raw materials and natural gas costs in both segments normally track industry prices, which experienced an increase of 17 percent for crude oil and a decrease of 3 percent for natural gas. However, due to refinery and ethylene plant outages during the first half of 2004, the industry experienced a decrease in supply for raw materials benzene, propylene and ethylene, which led to increases in industry prices above the increase in crude oil pricing.

        Chlorovinyls segment gross margin increased from 10 percent for the six months ended June 30, 2003 to 15 percent for the six months ended June 30, 2004. This $49.9 million increase primarily reflects higher sales volumes for vinyl resins and compounds and higher sales prices for vinyl resins outpacing raw materials cost. Our ethylene and chlorine prices increased 5 percent each compared to the same period last year.

        Aromatics segment gross margin increased from no margin for the six months ended June 30, 2003 to 4 percent for the six months ended June 30, 2004. This $12.5 million improvement over the same period last year is due primarily to higher aromatics sales prices and cumene sales volume. These sales price and volume increases more than offset higher benzene and propylene cost increases of 31 percent and 40 percent, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $28.8 million for the six months ended June 30, 2004, an increase of $2.8 million from $26.0 million for the six months ended June 30, 2003. The majority of the increase was due to a $2.2 million increase in profit share incentive. This increase was primarily charged to unallocated corporate overhead, as chlorovinyls and aromatics selling and administrative expenses remained relatively flat.

        Net Interest Expense.    Net interest expense decreased to $12.5 million for the six months ended June 30, 2004 from $20.0 million for the six months ended June 30, 2003. This decrease was primarily attributable to lower interest rates primarily as a result of the refinancing of our 10.375 percent notes during December 2003 and lower overall debt balances during the first half of 2004.

        Provision for Income Taxes.    The provision for income taxes was $28.8 million for the six months ended June 30, 2004 compared with $3.8 million for the six months ended June 30, 2003. The increase in income taxes resulted from a $66.7 million increase in pre-tax income when comparing periods. In addition, our overall effective income tax rate increased from 36 percent during the first half of last year to 37 percent for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities.    For the six months ended June 30, 2004, we generated $96.3 million in cash flows from operating activities as compared to using $18.7 million during the same period in 2003. The increase in cash flows from operations of $115.0 million from the same six months last year is due primarily to a $41.7 million increase in net income and a $42.2 million increase in accounts payable. In addition, we sold an incremental $35.0 million interest in our trade receivables during the first six months of 2004. The major sources of cash flows for the first six months of 2004 were net income of $48.5 million, the sale of an additional $35.0 million interest in our trade receivables and the non-cash provision of $31.8 million for depreciation and amortization. Total working capital at June 30, 2004 was $75.4 million versus $65.7 million at December 31, 2003. Significant changes in working capital for the first six months of 2004 included an increase in trade receivables, an increase in inventory and an increase in accounts payable. The increase in trade receivables was primarily attributable to sales volume and price increases offset partially by the sale of an additional $35.0 million interest in our trade receivables. Inventories and trade accounts payable increased primarily due to increased raw materials prices.

        Investing Activities.    Net cash used in investing activities was $8.9 million for the six months ended June 30, 2004 and $11.1 million for the six months ended June 30, 2003. For the first six months of 2004 investment activities were related primarily to reinvestment in equipment and capacity additions. We estimate total capital expenditures for 2004 will be in the range of $25.0 million to $30.0 million.

        Financing Activities.    Cash used in financing activities was $65.4 million during the six months ended June 30, 2004 as compared to cash provided by financing activities of $25.5 million during the six months ended June 30, 2003. The change during the first six months of 2004 compared to the same period last year was primarily due to reducing total debt by $65.4 million during the first six months of 2004 and increasing total debt by $30.7 million during the first six months of 2003. Of the debt reduction during the first six months of 2004, $30.4 million came from cash provided from operations and $35.0 million was from the sale of interests in our trade receivables. During the first six months last year, the debt increase was used to fund $18.7 million of cash used in operations and $11.1 million of investing activities.

        On June 30, 2004, our balance sheet debt consisted of a $134.6 million senior credit facility, $100.0 million principal amount of 7.625 percent notes, $100.0 million principal amount of 7.125 percent senior unsecured notes, and $27.9 million in other debt. In addition, under our senior credit facility we have a $120.0 million revolving credit facility (with the availability to borrow $104.6 million, at June 30, 2004), which had no borrowings against it at June 30, 2004. Debt under the senior credit facility and the 7.625 percent notes is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        We declared quarterly dividends of $0.08 per share, or about $5.3 million for both the six months ended June 30, 2004 and 2003.

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

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we can sell up to $135.0 million of an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). On May 22, 2004, we increased the maximum amount of trade receivables allowed to be sold under our securitization from $100.0 million to $135.0 million. Our Securitization provides us with one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $135.0 million, as permitted by the Securitization.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of June 30, 2004, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

        Contractual Obligations.    During the period ended June 30, 2004, we repaid $65.0 million of our tranche D term loan under our senior credit facility. Other than this repayment, there have not been any material changes in our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2003.

        Long-Term Debt.    Under our senior credit facility and the indentures related to the 7.625 percent notes and the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $24.1 million, and the availability to borrow an additional $104.6 million under the revolving credit facility, at June 30, 2004, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the period ended June 30, 2004, we were in compliance with all such covenants.

OUTLOOK

        The third quarter traditionally reflects a seasonal easing of demand from the second quarter due to summer holiday closure of our customers' fabrication plants. However, we expect to continue to capitalize on the forecasted favorable industry supply and demand fundamentals for our chlorovinyls and aromatics products. Raw material and energy costs are forecasted to remain volatile and impact our margins. In addition, a scheduled VCM outage at our Plaquemine, Louisiana facility will have an adverse impact on our third quarter 2004 earnings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience, current economic conditions, market conditions and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

        We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe the following to be our most critical accounting policies and estimates requiring a higher degree of judgment and/or complexity.

        Allowance for Doubtful Accounts.    In our determination of the allowance for doubtful accounts, and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense of that amount. Estimating this amount requires us to analyze the financial strength of our customers, and, in our analysis, we combine the use of historical experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts remained consistent from December 31, 2003 to June 30, 2004 at $4.5 million, of which $3.0 million was for a specific customer. We believe that our specific reserve for this customer is a reasonable estimate of our probability of collection. To the extent the actual collectibility differs from our estimates by 10 percent, our net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimates.

        Environmental and Legal Acrruals.    In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 6 of the notes to the consolidated financial statements), as applied and disclosed in our consolidated financial statements, we consult with our advisors (consultants, engineers and attorneys). The results provide us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual outcomes were better or worse, respectively, than the estimates.

        Valuation of Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Our carrying value of our goodwill is tested for impairment annually on October 1, and is tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is a two-step test performed at a reporting unit level. The initial step requires the carrying value of each reporting unit be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value. Determination of fair value is dependent upon many factors including management's estimate of future cash flows, appropriate discount rates, identification and evaluation of comparable businesses and amounts paid in market transactions for the sale of comparable businesses.

An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of each of our reporting units exceeds the carrying value. Actual impairment losses incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units.

        Valuation of Long-Lived Assets.    Our long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

        Pension Liabilities.    Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases and employee turnover and mortality, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing and future economic conditions, and our policy and strategy with regard to the plans. We believe our estimates, the most significant of which are stated below, to be reasonable.

        The discount rate reflects rates at which pension benefits could be effectively settled. As permitted under SFAS No. 87 "Employers' Accounting for Pensions," we have used rates of return on high-quality fixed-income investments, such as those included in the Moody's AA bond index, adjusted to reflect the projected duration of our benefit obligation and the effects of daily compounding to select our discount rate. The discount rate we assumed at December 31, 2003 was reduced from 6.75 percent to 6.25 percent, which is consistent with the 51 basis point decline in the Moody's AA rate from December 31, 2002 to December 31, 2003. A 25 basis point change in our discount rate would change our annual pension expense by $0.3 million. The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Projected rates of return were developed through an asset allocation study by our plan advisor and by our weighted average asset allocation as of December 31, 2003 of 76.0 percent equity securities, 23.5 percent debt securities, and 0.5 percent cash. Assumed projected rates of return for each of the plan's projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. At December 31, 2003 we have kept our assumption for weighted average return on plan assets constant over 2002 at 8.75 percent. A 25 basis point change in the weighted average return on plan asset assumption would change our annual pension expense by $0.1 million. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these retirement plans are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our quarterly report on Form 10-Q for the quarter ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant developments with respect to our exposure to market risk.

Item 4. Controls and Procedures.

        We carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal control over financial reporting during the Company's fiscal second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

        We are involved in certain legal proceedings that are described in our 2003 Annual Report on Form 10-K. During the six months ended June 30, 2004, there were no material developments in the status of those legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the second quarter ended June 30, 2004.

Issuer Purchases Of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1–April 30, 2004	2,260	$31.02
May 1–May 31, 2004	4,002	31.71
June 1–June 30, 2004	—	—

Total	6,262	$31.46

(1)
Georgia Gulf did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect acquisitions of common stock in connection with the transfer of common stock to Georgia Gulf by employees in satisfaction of tax withholding obligations upon vesting of restricted stock.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's annual meeting of stockholders was held May 18, 2004 in Atlanta, Georgia for the following purposes: (i) to elect three directors to serve for a term of three years; (ii) to ratify the appointment of Deloitte & Touche LLP to serve as independent public accountants for the Company for the year ending December 31, 2004; (iii) to approve and adopt the Amended and Restated 2002 Equity and Performance Incentive Plan; and (iv) to approve and adopt the Senior Executive Bonus Plan.

        The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or abstentions
Jerry R. Satrum	19,828,343	10,084,907	0
Edward A. Schmitt (Chairman of the Board of Directors)	29,011,794	901,456	0
Yoshi Kawashima	29,212,160	701,090	0

        In addition, the terms of the following directors continued after the meeting:

  John E. Akitt
  Dennis M. Chorba
  Patrick J. Fleming
  Charles L. Henry

        The appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm for the Company for the year ending December 31, 2004 was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
28,971,902	936,984	4,364,000	0

        The Amended and Restated 2002 Equity and Performance Incentive Plan was approved and adopted by the following votes:

For	Against	Abstain	Broker Non-Votes
20,506,017	4,896,881	32,754	0

        The Senior Executive Bonus Plan was approved and adopted by the following votes:

For	Against	Abstain	Broker Non-Votes
28,456,169	1,278,883	178,198	0

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits

4.1	Amended and Restated 2002 Equity and Performance Incentive Plan (incorporated by reference to Appendix B to the registrant's proxy statement dated April 12, 2004).
4.2	Senior Executive Bonus Plan (incorporated by reference to Appendix C to the registrant's proxy statement dated April 12, 2004).
10.1
Second Amendment to Receivables Purchase Agreement, dated May 27, 2004 to the Receivables Purchase Agreement dated as of November 15, 2002 among GGRC Corp., as Seller and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as Purchaser and Wachovia Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Form 8-K dated and filed June 2, 2004).
10.2
Amendment No. 1 dated May 28, 2004 to the Credit Agreement dated as of November 12, 1999, and amended and restated as of December 3, 2003, among Georgia Gulf Corporation, the eligible subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent (the "Administrative Agent") (incorporated by reference to Exhibit 99.2 to the Form 8-K dated and filed June 2, 2004).
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
  b)
  Reports on Form 8-K filed with the Securities and Exchange Commission during the second quarter of 2004 including the items reported and dates of such reports:

  1.
  Form 8-K dated and filed April 29, 2004.

  •
  Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on February 4, 2004 Georgia Gulf issued a press release announcing certain financial and operating results for the first quarter of 2004.

    2.
    Form 8-K dated and filed June 2, 2004.

    •
    Item 5 Other Events and Regulation FD Disclosure reported that on May 27, 2004, Georgia Gulf completed a Second Amendment to the Receivables Purchase Agreement dated November 15, 2002 and on May 28, 2004, the Company executed Amendment No. 1 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of December 3, 2003.

    3.
    Form 8-K dated and filed June 17, 2004.

    •
    Item 9 Regulation FD Disclosure (Information being furnished under Item 12). Reported that on June 17, 2004 Georgia Gulf issued a press release announcing expectations regarding certain financial and operating results for the second quarter of 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 3, 2004	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2004	/s/ JAMES T. MATTHEWS James T. Matthews Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED JUNE 30, 2004 INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION.
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES