Form 10-Q
period 2004-09-30
GEORGIA GULF CORP /DE/
filed 2004-11-01
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9753

GEORGIA GULF CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1563799 (I.R.S. Employer Identification No.)
115 Perimeter Center Place, Suite 460, Atlanta, Georgia (Address of principal executive offices)	30346 (Zip Code)

Registrant’s telephone number, including area code:  (770) 395-4500

400 Perimeter Center Terrace Suite 595, Atlanta, Georgia (Former address)	30346 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2004
Common Stock, $0.01 par value	33,492,541

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$2,227	$1,965
Receivables, net of allowance for doubtful accounts of $4,450 in 2004 and 2003	124,770	86,914
Inventories	170,060	124,616
Prepaid expenses	2,550	7,043
Deferred income taxes	8,368	8,368
Total current assets	307,975	228,906
Property, plant and equipment, net	433,750	460,808
Goodwill	77,720	77,720
Other assets	87,876	89,351
Total assets	$907,321	$856,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$359	$1,000
Accounts payable	183,129	135,680
Interest payable	5,709	1,812
Accrued compensation	16,671	15,058
Other accrued liabilities	18,835	9,614
Total current liabilities	224,703	163,164
Long-term debt, net of current portion	317,023	426,872
Deferred income taxes	122,495	122,617
Other non-current liabilities	12,053	7,693
Commitments and contingencies (note 6)
Stockholders’ equity	231,047	136,439
Total liabilities and stockholders’ equity	$907,321	$856,785
Common shares outstanding	33,443	32,736

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2004	2003	2004	2003
Net sales	$596,373	$348,832	$1,615,332	$1,071,960
Operating costs and expenses:
Cost of sales	520,302	317,808	1,420,773	984,860
Selling, general and administrative expenses	17,182	9,279	45,943	35,232
Total operating costs and expenses	537,484	327,087	1,466,716	1,020,092
Operating income	58,889	21,745	148,616	51,868
Interest expense, net	(5,717)	(9,676)	(18,199)	(29,232)
Income before income taxes	53,172	12,069	130,417	22,636
Provision for income taxes	19,807	4,343	48,582	8,145
Net income	$33,365	$7,726	$81,835	$14,491
Earnings per share:
Basic	$1.01	$0.24	$2.49	$0.45
Diluted	$1.00	$0.24	$2.46	$0.45
Weighted average common shares:
Basic	33,007	32,263	32,806	32,235
Diluted	33,513	32,469	33,218	32,427

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In thousands	2004	2003
Cash flows from operating activities:
Net income	$81,835	$14,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,884	48,039
Deferred income taxes	(122)	(1,586)
Tax benefit related to stock plans	2,344	631
Stock based compensation	2,496	1,113
Change in operating assets, liabilities and other	(16,101)	(35,320)
Net cash provided by operating activities	118,336	27,368
Cash flows used in investing activities:
Capital expenditures	(15,721)	(15,155)
Cash flows from financing activities:
Net change in revolving line of credit	—	8,000
Debt payments related to asset securitization	(35,000)	—
Other long term debt payments	(75,490)	(15,450)
Proceeds from issuance of common stock	16,686	909
Purchase and retirement of common stock	(603)	(244)
Dividends paid	(7,946)	(7,787)
Net cash used in financing activities	(102,353)	(14,572)
Net change in cash and cash equivalents	262	(2,359)
Cash and cash equivalents at beginning of period	1,965	8,019
Cash and cash equivalents at end of period	$2,227	$5,660

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Certain reclassifications of prior period amounts have been made to conform to current period presentations. Our operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the accounting policies followed by us during fiscal year 2004.

NOTE 2:   NEW ACCOUNTING PRONOUNCEMENTS

During the quarter ended September 30, 2004, there were no new accounting pronouncements that have a material impact on the company for the quarter ended September 30, 2004.

NOTE 3:   ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $135.0 million, as permitted by the Securitization. Prior to May 27, 2004, the Securitization permitted the sale of $100.0 million. At September 30, 2004 and December 31, 2003, the unpaid balance of accounts receivable in the defined pool was approximately $260.2 million and $192.3 million, respectively.

NOTE 4:   INVENTORIES

The major classes of inventories were as follows:

In thousands	September 30, 2004	December 31, 2003
Raw materials and supplies	$72,301	$42,851
Finished goods	97,759	81,765
Total inventories	$170,060	$124,616

NOTE 5:   LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2004	December 31, 2003
Senior credit facility:
Tranche D term loan	$89,510	$200,000
7.625% notes due 2005	100,000	100,000
7.125% notes due 2013	100,000	100,000
Other	27,872	27,872
Total debt	317,382	427,872
Less current portion	359	1,000
Long-term debt	$317,023	$426,872

NOTE 6:   COMMITMENTS AND CONTINGENCIES

Purchase Commitments.   We have three raw material purchase agreements with fixed and variable payments through 2014. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, which we have capitalized as a prepaid manufacturing cost in other assets of $37.0 million and $35.7 million as of September 30, 2004 and December 31, 2003, respectively, in the accompanying condensed consolidated balance sheets. We amortize these prepaid manufacturing costs based on the physical delivery from the manufacturer to our plants. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are not in excess of market prices and are designed to assure a source of supply and are not in excess of our normal manufacturing requirements.  We have historically taken physical delivery of the raw materials under these purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for them under the normal purchase provision of Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities and its amendments.

We also have other long-term supply contracts for raw materials, which are at prices not in excess of market, designed to assure a source of supply and are not expected to be in excess of our normal manufacturing operations requirements. Historically, we have taken physical delivery under these contracts and we intend to take physical delivery in the future. Therefore, at inception we designate these contracts as normal purchase agreements and account for them under the normal purchase provision of SFAS No. 133.

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

In September 1998, the state court trial judge granted the plaintiffs’ motion permitting the filing of amended petitions that added the additional allegations that we had engaged in intentional conduct against the plaintiffs. Amended petitions making such allegations were filed. Our two insurers notified us that they were reserving their rights to deny coverage to the extent liability could be established due to such intentional conduct in accordance with their insurance policies. We disputed the insurers’ reservation of rights. In December 1998, as required by the terms of the insurance policies, each insurer demanded arbitration of the issue of the insurers’ duties relating to the intentional conduct allegations. As a result of the arbitrations relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998.

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

As of October 8, 2004 we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege violations due to unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Under the terms of the settlement, we will pay $50,000 to the Louisiana Department of Environmental Quality and expend $220,000 to implement and perform certain beneficial environmental projects before October 8, 2005. As of September 30, 2004 we included these items in other accrued liabilities in the accompanying consolidated balance sheet. Further, we will voluntarily undertake additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million in the next year. These payments and expenditures will not have a material effect on our financial position or on our results of operations.

In addition, we are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or results of operations.

Environmental Regulation.   Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency (“USEPA”) and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

In October 2004, the USEPA notified us that we have been identified as a potentially responsible party (“PRP”) for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the

USEPA informed us of the agency’s willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and we expect the amount of the settlement to be less than $100,000.

There are several serious environmental issues concerning the vinyl chloride monomer (“VCM”) facility we acquired from CONDEA Vista Company (now Sasol North America, Inc.) at Lake Charles, Louisiana. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition, we may make a claim for indemnification at any time; for environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, Georgia Gulf’s agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing and is therefore CONDEA Vista’s responsibility; this presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. In the first quarter of 2004, as part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore recorded a $2.7 million expense to other non-current liabilities.

The property owned by CONDEA Vista in Mansfield, Massachusetts, for which we negotiated an early lease termination, has been the subject of ongoing environmental investigations under an order with the Massachusetts Department of Environmental Protection. Groundwater investigations continue at the Mansfield property to address identified on-site groundwater contamination and investigate the possible off-site migration of contaminated groundwater. It is also possible that the USEPA may list the property as a Superfund site. The environmental investigations and actions are associated with the past operations at the property and were not assumed in our lease of the property. In addition, CONDEA Vista has indemnified us for claims related to this environmental contamination beyond an aggregate threshold amount of about $0.3 million, including coverage for potential joint and several liabilities under the environmental statutes. Upon removal of manufacturing equipment and termination of the lease, the site with buildings and infrastructure equipment reverted to CONDEA Vista.

As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009 on a pro rata basis determined by years of employment or service before and after November 12, 1999 by any claimant. There is, however, a presumption for claims brought before November 12, 2004 by current or former CONDEA Vista employees and contractors that, absent a showing of new acute exposure after November 12, 1999, all responsibility will be deemed to have arisen before November 12, 1999 and will be solely CONDEA Vista’s.

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

NOTE 7:   STOCK-BASED COMPENSATION

Restricted Stock Awards.   For the nine months ended September 30, 2004 and 2003 we granted restricted stock awards for 108,542 and 117,000 shares, respectively, of our common stock to key employees of the company. The grant date fair value per share of restricted stock granted during the first nine months of 2004 and 2003 was $27.11 and $18.85, respectively. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the third quarter of 2004 and 2003 related to the vesting of all restricted stock awards was approximately $0.4 million and $0.3 million, respectively. The unamortized costs of all unvested restricted stock awards of approximately $3.7 million at September 30, 2004 are included in stockholders’ equity and are being amortized on a straight-line basis over the three-year vesting period.

Stock Options.   For the nine months ended September 30, 2004 and 2003 we granted stock options for 326,533 and 329,500 shares, respectively, of our common stock to key employees of the company. The exercise price of stock options granted during the first nine months of 2004 and 2003 was $27.21 and $19.04, respectively. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. No compensation expense is recognized for our stock option plans. For the nine months ended September 30, 2004 and 2003, options for 619,569 and 56,918 shares were exercised at an average price of $26.82 and $15.91, which generated cash flows of $16.7 million and $0.9 million, respectively.

Pro Forma Effect of Stock Compensation Plans.   We account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and comply with SFAS No. 123 Accounting for Stock-Based Compensation for disclosure purposes. Under these provisions, no compensation has been recognized for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2004 and 2003 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003, respectively.

	Stock purchase plan rights		Stock option grants
	Nine months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	1.29%	1.38%	4.00%	3.65%
Expected life	1 year	1 year	8 years	8 years
Expected volatility	29%	44%	40%	44%
Expected dividend yield	1.11%	1.34%	1.18%	1.70%

Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
For stock option grants	$830	$810	$2,398	$2,292
For stock purchase plan rights	192	306	575	917
Total	1,022	1,116	2,973	3,209
Provision for income taxes	388	402	1,129	1,155
Total, net of taxes	$634	$714	$1,844	$2,054

Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2004	2003	2004	2003
Net income
As reported	$33,365	$7,726	$81,835	$14,491
Pro forma	32,731	7,012	79,991	12,437
Basic earnings per share:
As reported	$1.01	$0.24	$2.49	$0.45
Pro forma	0.99	0.22	2.44	0.39
Diluted earnings per share:
As reported	$1.00	$0.24	$2.46	$0.45
Pro forma	0.98	0.22	2.42	0.38

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

Earnings of each segment exclude interest income and expense, unallocated corporate expenses and general plant services, and provision (benefit) for (from) income taxes. Intersegment sales and transfers are insignificant.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Segment net sales:
Chlorovinyls	$356,499	$281,889	$1,076,648	$875,335
Aromatics	239,874	66,943	538,684	196,625
Net sales	$596,373	$348,832	$1,615,332	$1,071,960
Segment operating income (expense):
Chlorovinyls	$39,797	$19,084	$131,165	$61,160
Aromatics	27,546	4,406	37,310	1,735
Corporate and general plant services	(8,454)	(1,745)	(19,859)	(11,027)
Total operating income	$58,889	$21,745	$148,616	$51,868

In thousands	September 30, 2004	December 31, 2003
Segment assets:
Chlorovinyls	$711,094	$715,368
Aromatics	137,682	87,052
Corporate and general plant services	58,545	54,365
Total assets	$907,321	$856,785

NOTE 9:   EARNINGS PER SHARE

There are no adjustments to “Net income” or “Income before income taxes” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Weighted average common shares—basic	33,007	32,263	32,806	32,235
Plus incremental shares from assumed conversions:
Options and Awards	462	189	382	161
Employee stock purchase plan rights	44	17	30	31
Weighted average common shares—diluted	33,513	32,469	33,218	32,427

NOTE 10:   COMPREHENSIVE INCOME (LOSS) INFORMATION

The components and ending balance of accumulated other comprehensive income (loss) are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

In thousands	September 30, 2004	December 31, 2003
Unrealized gains on derivative contract, net of tax of $122	$—	$204
Additional minimum pension liability, net of tax of $268	(478)	(478)
Total accumulated other comprehensive loss	$(478)	$(274)

The components and ending balance of total comprehensive income are as follows:

Total comprehensive income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Net income	$33,365	$7,726	$81,835	$14,491
Reclassification of gain on derivative contracts to income	—	—	(204)	—
Total comprehensive income	$33,365	$7,726	$81,631	$14,491

NOTE 11:   EMPLOYEE RETIREMENT PLANS

The following table provides the components for the net periodic benefit cost for all retirement plans:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2004	2003	2004	2003
Service cost	$767	$675	$2,301	$2,027
Interest cost	1,173	1,124	3,594	3,193
Expected return on plan assets	(1,385)	(1,198)	(4,155)	(3,456)
Amortization of:
Transition obligation	56	56	167	167
Prior service cost	79	20	245	60
Net (gain) loss	(247)	68	(243)	279
Net periodic benefit cost	$443	$745	$1,909	$2,270

Our major assumptions used to determine net cost for pension plans are presented as weighted-averages:

	2004	2003
Discount rate	6.25%	6.75%
Expected return on assets	8.75%	8.75%
Rate of compensation increase	4.31%	6.15%

As of September 30, 2004, we have made contributions during 2004 of $1.2 million to the plan trust and $0.6 million in the form of direct benefit payments.

NOTE 12:   SUBSEQUENT EVENT

On October 29, 2004 we made a voluntary prepayment of $30.0 million of our Tranche D term loan under our senior credit facility.

NOTE 13:   SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under our 7.125 percent senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full, unconditional and joint and several. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the “Non-Guarantor Subsidiaries”).

On November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary, Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,224	$3	$—	$2,227
Receivables, net	170,402	2,259	123,846	(171,737)	124,770
Inventories	—	170,060	—	—	170,060
Prepaid expenses	—	2,544	6	—	2,550
Deferred income taxes	—	8,368	—	—	8,368
Total current assets	170,402	185,455	123,855	(171,737)	307,975
Property, plant and equipment, net	85	433,665	—	—	433,750
Goodwill	—	77,720	—	—	77,720
Other assets	14,117	73,759	—	—	87,876
Investment in subsidiaries	291,567	108,621	—	(400,188)	—
Total assets	$476,171	$879,220	$123,855	$(571,925)	$907,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$359	$—	$—	$359
Accounts payable	4,020	335,612	15,234	(171,737)	183,129
Interest payable	5,688	21	—	—	5,709
Accrued compensation	33	16,638	—	—	16,671
Other accrued liabilities	—	18,835	—	—	18,835
Total current liabilities	9,741	371,465	15,234	(171,737)	224,703
Long-term debt, net of current portion	227,872	89,151	—	—	317,023
Deferred income taxes	—	122,495	—	—	122,495
Other non-current liabilities	7,512	4,541	—	—	12,053
Stockholders’ equity	231,046	291,568	108,621	(400,188)	231,047
Total liabilities and stockholders’ equity	$476,171	$879,220	$123,855	$(571,925)	$907,321

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2003
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,955	$10	$—	$1,965
Receivables, net	160,073	1,986	91,435	(166,580)	86,914
Inventories	—	124,616	—	—	124,616
Prepaid expenses	913	6,089	41	—	7,043
Deferred income taxes	—	8,368	—	—	8,368
Total current assets	160,986	143,014	91,486	(166,580)	228,906
Plant, property and equipment, net	136	460,672	—	—	460,808
Goodwill	—	77,720	—	—	77,720
Other assets	14,355	74,996	—	—	89,351
Investment in subsidiaries	202,481	89,173	—	(291,654)	—
Total assets	$377,958	$845,575	$91,486	$(458,234)	$856,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$1,000	$—	$—	$1,000
Accounts payable	4,226	295,734	2,300	(166,580)	135,680
Interest payable	1,728	84	—	—	1,812
Accrued compensation	—	15,058	—	—	15,058
Other accrued liabilities	—	9,614	—	—	9,614
Total current liabilities	5,954	321,490	2,300	(166,580)	163,164
Long-term debt	227,872	199,000	—	—	426,872
Deferred income taxes	—	122,617	—	—	122,617
Other non-current liabilities	7,693	—	—	—	7,693
Stockholders’ equity	136,439	202,468	89,186	(291,654)	136,439
Total liabilities and stockholders’ equity	$377,958	$845,575	$91,486	$(458,234)	$856,785

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended September 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$596,373	$1,995	$(4,694)	$596,373
Operating costs and expenses:
Cost of sales	—	520,302	—	—	520,302
Selling, general and administrative expenses	6,876	13,670	1,330	(4,694)	17,182
Total operating costs and expenses	6,876	533,972	1,330	(4,694)	537,484
Operating income (loss)	(4,177)	62,401	665	—	58,889
Other income (expense):
Interest expense, net	(1,248)	(4,469)	—	—	(5,717)
Equity in income of subsidiaries	36,769	668	—	(37,437)	—
Income before taxes	31,344	58,600	665	(37,437)	53,172
Provision (benefit) for (from) income taxes	(2,021)	21,828	—	—	19,807
Net income	$33,365	$36,772	$665	$(37,437)	$33,365

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Nine Months Ended September 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$8,097	$1,615,332	$4,664	$(12,761)	$1,615,332
Operating costs and expenses:
Cost of sales	—	1,420,773	—	—	1,420,773
Selling, general and administrative expenses	15,453	39,775	3,476	(12,761)	45,943
Total operating costs and expenses	15,453	1,460,548	3,476	(12,761)	1,466,716
Operating income (loss)	(7,356)	154,784	1,188	—	148,616
Other income (expense):
Interest expense, net	(4,200)	(13,999)	—	—	(18,199)
Equity in income of subsidiaries	89,087	1,201	—	(90,288)	—
Income before taxes	77,531	141,986	1,188	(90,288)	130,417
Provision (benefit) for (from) income taxes	(4,304)	52,886	—	—	48,582
Net income	$81,835	$89,100	$1,188	$(90,288)	$81,835

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$81,835	$89,100	$1,188	$(90,288)	$81,835
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	535	47,226	123	—	47,884
Benefit from deferred income taxes	—	(122)	—	—	(122)
Tax benefit related to stock plans	2,344	—	—	—	2,344
Stock based compensation	2,496	—	—	—	2,496
Equity in net income of subsidiaries	(89,087)	(1,201)	—	90,288	—
Change in operating assets, liabilities and other	(6,260)	(8,523)	(1,318)	—	(16,101)
Net cash provided by (used in) operating activities	(8,137)	126,480	(7)	—	118,336
Cash flows used in investing activities:
Capital expenditures	—	(15,721)	—	—	(15,721)
Cash flows from financing activities:
Debt payments related to asset securitization	—	(35,000)	—	—	(35,000)
Other long term debt payments	—	(75,490)	—	—	(75,490)
Proceeds from issuance of common stock	16,686	—	—	—	16,686
Purchase and retirement of common stock	(603)	—	—	—	(603)
Dividends paid	(7,946)	—	—	—	(7,946)
Net cash (used in) provided by financing activities	8,137	(110,490)	—	—	(102,353)
Net change in cash and cash equivalents	—	269	(7)	—	262
Cash and cash equivalents at beginning of period	—	1,955	10	—	1,965
Cash and cash equivalents at end of period	$—	$2,224	$3	$—	$2,227

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003
 (Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$14,491	$18,641	$705	$(19,346)	$14,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	961	46,899	179	—	48,039
Benefit from deferred income taxes	—	(1,586)	—	—	(1,586)
Tax benefit related to stock plans	631	—	—	—	631
Stock based compensation	1,113	—	—	—	1,113
Equity in net income of subsidiaries	(18,622)	(724)	—	19,346	—
Change in operating assets, liabilities and other	8,556	(42,992)	(884)	—	(35,320)
Net cash provided by operating activities	7,130	20,238	—	—	27,368
Cash flows used in investing activities:
Capital expenditures	(8)	(15,147)	—	—	(15,155)
Cash flows from financing activities:
Net change in revolving line of credit	—	8,000	—	—	8,000
Payments of long-term debt	—	(15,450)	—	—	(15,450)
Proceeds from issuance of common stock	909	—	—	—	909
Purchase and retirement of common stock	(244)	—	—	—	(244)
Dividends paid	(7,787)	—	—	—	(7,787)
Net cash used in financing activities	(7,122)	(7,450)	—	—	(14,572)
Net change in cash and cash equivalents	—	(2,359)	—	—	(2,359)
Cash and cash equivalents at beginning of period	—	8,008	11	—	8,019
Cash and cash equivalents at end of period	$—	$5,649	$11	$—	$5,660

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are a leading North American manufacturer and international marketer of two product lines categorized into two operating segments, chlorovinyls and aromatic chemicals. Our chlorovinyl products include chlorine, caustic soda, vinyl chloride monomer (“VCM”), and vinyl resins and compounds; our primary aromatic chemical products include cumene, phenol and acetone. All of our products are primarily used by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data for the periods ended September 30, 2004 and 2003 and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2004		September 30, 2003		September 30, 2004		September 30, 2003
Net sales	$596	100%	$349	100%	$1,615	100%	$1,072	100%
Cost of sales	520	87%	318	91%	1,421	88%	985	92%
Gross margin	76	13%	31	9%	194	12%	87	8%
Selling, general and administrative	17	3%	9	3%	46	3%	35	3%
Operating income	59	10%	22	6%	149	9%	52	5%
Net interest expense	6	1%	10	3%	18	1%	29	3%
Provision for income taxes	20	3%	4	1%	49	3%	8	1%
Net income	$33	6%	$8	2%	$82	5%	$15	1%

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Sales.   For the quarter ended September 30, 2004, net sales were $596.4 million, an increase of 71 percent compared to $348.8 million for the same quarter last year. Sales prices and volumes improved 36 percent and 25 percent, respectively. These price and volume improvements were attributable to our vinyl resins and compounds and cumene products due to a strong construction market. High industry operating rates and increased feedstock costs enabled us to increase prices.

Chlorovinyls segment net sales totaled $356.5 million for the quarter ended September 30, 2004, an increase of 27 percent compared with net sales of $281.9 million for the quarter ended September 30, 2003. Our overall sales volumes increased 11 percent primarily from vinyl resins and compounds sales volumes increases of 9 percent and 4 percent, respectively. The North American vinyl resins industry operating rate for the third quarter of 2004 was about 96 percent or 8 percent greater than the same period last year. Our overall average sales prices increased by 14 percent, primarily as a result of increases in the prices of vinyl resins of 25 percent.

Aromatics segment net sales were $239.9 million for the quarter ended September 30, 2004, an increase of 258 percent compared to $66.9 million for the same period last year. This increase was primarily due to a competitor’s unscheduled cumene plant outage during the third quarter of 2004 and our increased cumene market share as a result of another producer’s shutdown during the second half of 2003 of one billion pounds of capacity, which represented a reduction in North American industry capacity of about 11 percent. Our average selling prices for all products increased an overall 104 percent and reflect higher prices for the feedstocks benzene and propylene and strong demand for phenol and acetone as North American operating rates for both products were about 95 percent or 9 percent greater than the same period last year. Our overall sales volumes increase of 76 percent was due primarily to an increase in cumene sales volume of 183 percent.

Gross Margin.   Total gross margin increased from 9 percent in the third quarter of 2003 to 13 percent in the third quarter of 2004. This $45.0 million increase was due to higher sales volumes and prices, which outpaced higher raw materials and natural gas costs. Our raw materials and natural gas costs in both segments normally track industry prices, which experienced an increase of 45 percent for crude oil and 15 percent for natural gas. However, strong demand for benzene, propylene and ethylene resulted in increases in industry prices exceeding the increase in crude oil pricing.

Chlorovinyls segment gross margin increased from 9 percent in the third quarter of 2003 to 13 percent in the third quarter of 2004. This $21.7 million increase over the same period last year primarily reflects higher sales volumes for vinyl resins and compounds and higher sales prices for vinyl resins which outpaced raw materials and natural gas price increases. Our raw material costs for ethylene and chlorine and our natural gas costs increased 29 percent, 33 percent and 14 percent, respectively, compared to the same period last year.

Aromatics segment gross margin increased from 8 percent in the third quarter of 2003 to 12 percent in the third quarter of 2004. This $23.3 million improvement over the third quarter of 2003 is due primarily to higher cumene sales volume and aromatics sales prices as our cumene, phenol and acetone prices increased 121 percent, 100 percent and 48 percent, respectively. These sales price increases more than offset higher benzene and propylene cost increases of 142 percent and 75 percent, respectively.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $17.2 million for the quarter ended September 30, 2004, an increase of about $7.9 million from $9.3 million for the quarter ended September 30, 2003. The primary components of this change were an increase in profit share incentive of $1.8 million, the transfer of insurance cash surrender values and the related tax withholdings of $2.0 million to executives as part of the termination of our split dollar life insurance plan, and the one-time reduction in prior year expense due to a $3.1 million favorable lawsuit settlement in the third quarter of 2003. Both the chlorovinyls and aromatics segment selling, general and administrative expenses were flat compared to the same quarter last year.

Net Interest Expense.   Net interest expense decreased to $5.7 million for the quarter ended September 30, 2004 from $9.7 million for the quarter ended September 30, 2003. This decrease was attributable to lower interest rates primarily as a result of the refinancing of our 10.375 percent notes during December 2003 and lower overall debt balances during the third quarter of 2004.

Provision for Income Taxes.   The provision for income taxes was $19.8 million for the quarter ended September 30, 2004 compared with $4.3 million for the quarter ended September 30, 2003. The increase in income taxes resulted from a $41.1 million increase in pre-tax income when comparing quarters. Our effective tax rate increased from 36 percent for the same quarter last year to 37 percent for the current quarter.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Sales.   For the nine months ended September 30, 2004, net sales were $1,615.3 million, an increase of 51 percent compared to $1,072.0 million for same period last year as a result of a 23 percent increase in both sales volumes and sales prices. The sales volume increase is mainly attributable to a 304 percent increase in cumene, a 15 percent increase in vinyl resins and a 13 percent increase in vinyl compounds, due to strong demand in the durable goods and construction industries. We increased our cumene market share due to a competitor’s cumene plant shut down during the second half of last year. Overall average sales prices increased primarily as a result of increases in the prices of cumene of 72 percent, vinyl resins of 15 percent and phenol of 51 percent. These sales price increases reflected strong demand for vinyl resins and compounds and cumene. High industry operating rates and significantly increased feedstock costs enabled us to increase our sales prices.

Chlorovinyls segment net sales totaled $1,076.6 million for the nine months ended September 30, 2004, an increase of 23 percent compared with net sales of $875.3 million for the same period last year. Our overall sales volumes were up 11 percent as vinyl resins and compounds volumes increased by 15 percent and 13 percent, respectively. Strong demand from the construction industry accounted for the increase in volume as the North American vinyl resins industry operating rate was 96 percent for the first nine months of this year, or 8 percent greater than last year. Our overall average sales prices increased by 11 percent, primarily as a result of increases in the prices of vinyl resins of 15 percent and VCM of 39 percent which more than offset a decrease in our caustic soda price of 27 percent.

Aromatics segment net sales were $538.7 million for the nine months ended September 30, 2004, an increase of 174 percent compared to $196.6 million for same period last year. This increase was primarily the result of 304 percent greater sales volume for cumene due to a competitor’s unscheduled plant outage during 2004 and our increased cumene market share as a result of an industry cumene producer shutdown during the second half of 2003 of one billion pounds of capacity, which represented a reduction in North American industry capacity of about 11 percent. Overall average sales prices increased by 59 percent as a result of increases in the price of cumene of 72 percent, phenol of 51 percent and acetone of 34 percent. These price increases reflect higher prices for the feedstocks benzene and propylene and strong demand for phenol and acetone as North American operating rates for both products were about 92 percent or 7 percent greater than the same period last year.

Gross Margin.   Total gross margin increased from 8 percent for the nine months ended September 30, 2003 to 12 percent for the nine months ended September 30, 2004. This $107.5 million increase was due to higher sales volumes and sales prices, which outpaced higher raw materials costs. Our raw materials and natural gas costs in both segments normally track industry prices, which experienced an increase of 26 percent for crude oil and an increase of 2 percent for natural gas. However, strong demand for benzene, propylene and ethylene resulted in increases in industry prices exceeding the increase in crude oil pricing.

Chlorovinyls segment gross margin increased from 9 percent for the nine months ended September 30, 2003 to 14 percent for the nine months ended September 30, 2004. This $71.6 million increase primarily reflects higher sales volumes for vinyl resins and compounds and higher sales prices for vinyl resins outpacing raw materials costs. Our ethylene and chlorine prices increased 12 percent and 14 percent, respectively, compared to the same period last year.

Aromatics segment gross margin increased from 3 percent for the nine months ended September 30, 2003 to 8 percent for the nine months ended September 30, 2004. This $35.9 million improvement over the same period last year is due primarily to higher aromatics sales prices and cumene sales volume. These sales price and volume increases more than offset higher benzene and propylene cost increases of 68 percent and 51 percent, respectively.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $45.9 million for the nine months ended September 30, 2004, an increase of $10.7 million from $35.2 million for the nine months ended September 30, 2003. The change was primarily due to an increase in profit share incentive of $2.4 million, the transfer of insurance cash surrender values and the related tax withholdings of $2.7 million to executives as part of the termination of our split dollar life insurance plan, an increase in restricted stock compensation expense of $1.4 million, as well as the one-time reduction in prior year expense due to a $3.1 million favorable lawsuit settlement in the third quarter of 2003. Chlorovinyls and aromatics selling and administrative expenses remained relatively flat.

Net Interest Expense.   Net interest expense decreased to $18.2 million for the nine months ended September 30, 2004 from $29.2 million for the nine months ended September 30, 2003. This decrease was attributable to lower interest rates primarily as a result of the refinancing of our 10.375 percent notes during December 2003 and lower overall debt balances during the first nine months of 2004.

Provision for Income Taxes.   The provision for income taxes was $48.6 million for the nine months ended September 30, 2004 compared with $8.1 million for the nine months ended September 30, 2003. The increase in income taxes resulted from a $107.8 million increase in pre-tax income when comparing periods. In addition, our overall effective income tax rate increased from 36 percent during the first nine months of last year to 37 percent for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.   For the nine months ended September 30, 2004, we generated $118.3 million in cash flows from operating activities as compared to $27.4 million during the same period in 2003. The increase in cash flows from operations of $91.0 million from the same nine months last year is due primarily to a $67.3 million increase in net income and a $50.4 million increase in accounts payable. In addition, we sold an incremental $35.0 million interest in our trade receivables during the first nine months of 2004. The major sources of cash flows for the first nine months of 2004 were net income of $81.8 million, the $47.4 million increase in accounts payable, the sale of an additional $35.0 million interest in our trade receivables and the non-cash provision of $47.9 million for depreciation and amortization. Total working capital at September 30, 2004 was $83.3 million versus $65.7 million at December 31, 2003. Significant changes in working capital for the first nine months of 2004 included an increase in trade receivables, inventory and accounts payable. The increase in trade receivables was primarily attributable to sales price increases offset partially by the sale of an additional $35.0 million interest in our trade receivables. Inventories and trade accounts payable increased primarily due to increased raw materials prices.

Investing Activities.   Net cash used in investing activities was $15.7 million for the nine months ended September 30, 2004 and $15.2 million for the nine months ended September 30, 2003. For the first nine months of 2004 investment activities were related primarily to reinvestment in equipment and capacity additions. We estimate total capital expenditures for 2004 will be in the range of $25.0 million to $30.0 million.

Financing Activities.   Cash used in financing activities was $102.4 million during the nine months ended September 30, 2004 as compared to cash used in financing activities of $14.6 million during the nine months ended September 30, 2003. The change during the first nine months of 2004 compared to the same period last year was primarily due to reducing total debt by $110.5 million during the first nine months of 2004 and by $7.5 million during the first nine months of 2003. Of the debt reduction during the first nine months of 2004, $75.5 million came from cash provided from operations and $35.0 million was from the sale of additional interests in our trade receivables. For the nine months ended September 30, 2004 and 2003, options to purchase 619,569 and 56,918 shares were exercised at an average price of $26.82 and $15.91, which generated cash flows of $16.7 million and $0.9 million, respectively. In addition, on October 29, 2004 after quarter end, we made a voluntary prepayment of $30.0 million of our Tranche D term loan under our senior credit facility.

On September 30, 2004, our balance sheet debt consisted of an $89.5 million term loan under our senior credit facility, $100.0 million principal amount of 7.625 percent notes, $100.0 million principal amount of 7.125 percent senior unsecured notes, and $27.9 million in other debt. In addition, under our senior credit facility we have a $120.0 million revolving credit facility (with the availability to borrow $114.6 million, at September 30, 2004), which had no borrowings against it at September 30, 2004. Debt under the senior credit facility and the 7.625 percent notes is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

We declared quarterly dividends of $0.08 per share, or about $7.9 million for both the nine months ended September 30, 2004 and 2003.

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

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we can sell up to $135.0 million of an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). On May 27, 2004, we increased the maximum amount of trade receivables allowed to be sold under our securitization from $100.0 million to $135.0 million. Our Securitization provides us with one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $135.0 million, as permitted by the Securitization.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of September 30, 2004, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future payments under contractual obligations by category at September 30, 2004 were as follows:

In Millions	Total	2004	2005	2006	2007	2008	2009 and thereafter
Contractual Obligations:
Long-Term Debt Obligations	$317	$1	$100	$1	$1	$1	$213
Operating Lease Obligations(1)	77	5	14	14	11	9	24
Purchase Obligations	2,370	194	640	403	273	265	595
Pension Obligations	—	—	—	—	—	—	—
Other Obligations	—	—	—	—	—	—	—
Total	$2,764	$200	$754	$418	$285	$275	$832

(1)          We did not have any capital lease obligations as of September 30, 2004.

Long-Term Debt.   Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $2.2 million and the availability to borrow an additional $114.6 million under the revolving credit facility, at September 30, 2004, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the period ended September 30, 2004, we were in compliance with all such covenants.

Operating Leases.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014.

Purchase Obligations.   We have certain raw material and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements and are at market prices. The amounts reflected in the table above are primarily for volume commitments valued at the September 30, 2004 market prices.

Pension Obligations.   We will continue to contribute at least the minimum required contributions to our qualified retirement plan under the Employees Retirement Income Security Act of 1974 (“ERISA”). We may increase our contribution above the minimum if appropriate to our tax and cash position and the plan’s funded positions. Required contributions depend on certain factors that cannot be reasonably predicted at this time. As such, only payments expected to be made under our pension plans are shown in the table above for the upcoming fiscal year.

OUTLOOK

The fourth quarter typically reflects a seasonal decrease in demand for all of our products from the third quarter. This seasonal slowdown is due to construction activity decreasing as a result of colder weather, plant shut downs due to the holidays and customers reducing inventories. In addition, we plan to complete turnaround maintenance at some of our plants during the fourth quarter. However, we expect to continue to capitalize on the forecasted favorable industry supply and demand fundamentals for our chlorovinyls and aromatics products. Raw materials and energy costs are forecasted to remain volatile and impact our margins.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience, current economic conditions, market conditions and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We believe the following to be our most critical accounting policies and estimates requiring a higher degree of judgment and/or complexity.

Allowance for Doubtful Accounts.   In our determination of the allowance for doubtful accounts, and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense of that amount. Estimating this amount requires us to analyze the financial strength of our customers, and, in our analysis, we combine the use of historical experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts remained consistent from December 31, 2003 to September 30, 2004 at $4.5 million, of which $3.0 million was for a specific customer. We believe that our specific reserve for this customer is a reasonable estimate of our probability of collection. To the extent the actual collectibility differs from our estimates by 10 percent, our net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimates.

Environmental and Legal Accruals.   In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 6 of the notes to the consolidated financial statements), as applied and disclosed in our consolidated financial statements, we consult with our advisors (consultants, engineers and attorneys). The results provide us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual outcomes were better or worse, respectively, than the estimates.

Valuation of Goodwill and Other Intangible Assets.   Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Our carrying value of our goodwill is tested for impairment annually on October 1, and is tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is a two-step test performed at a reporting unit level. The initial step requires the carrying value of each reporting unit be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value. We use a market-based approach to determine the estimated fair value of a reporting unit, which requires judgment and uses a method based on the market prices of securities for similar business recently sold. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of each of our reporting units exceeds the carrying value. Actual impairment losses incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units.

Valuation of Long-Lived Assets.   Our long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

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

The discount rate reflects rates at which pension benefits could be effectively settled. As permitted under SFAS No. 87 Employers’ Accounting for Pensions, we have used rates of return on high-quality fixed-income investments, such as those included in the Moody’s AA bond index, adjusted to reflect the projected duration of our benefit obligation and the effects of daily compounding to select our discount rate. The discount rate we assumed at December 31, 2003 was reduced from 6.75 percent to 6.25 percent, which is consistent with the 51 basis point decline in the Moody’s AA rate from December 31, 2002 to December 31, 2003. A 25 basis point change in our discount rate would change our annual pension expense by $0.3 million. The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return were developed through an asset allocation study by our plan advisor and by our weighted average asset allocation as of December 31, 2003 of 76.0 percent equity securities, 23.5 percent debt securities, and 0.5 percent cash. Assumed projected rates of return for each of the plan’s projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. At December 31, 2003 we have kept our assumption for weighted average return on plan assets constant over 2002 at 8.75 percent. A 25 basis point change in the weighted average return on plan asset assumption would change our annual pension expense by $0.1 million. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these retirement plans are based on the best estimates and judgments available to us, our actual outcomes could differ from our estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and other communications to stockholders may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

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

•       governmental and environmental regulations; and

•       other unforeseen circumstances.

A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended

December 31, 2003. There have been no significant developments with respect to our exposure to market risk.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

As of October 8, 2004 we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana.  These proceedings allege violations due to unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements.  Under the terms of the settlement, we will pay $50,000 to the Louisiana Department of Environmental Quality and expend $220,000 to implement and perform certain beneficial environmental projects before October 8, 2005.  As of September 30, 2004 we included these items in other accrued liabilities in the accompanying consolidated balance sheet.  Further, we will voluntarily undertake additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million in the next year.  These payments and expenditures will not have a material effect on our financial position or on our results of operations.

In October 2004, the United States Environmental Protection Agency (“USEPA”) notified us that we have been identified as a potentially responsible party (“PRP”) for a Superfund site in Galveston, Texas.  The site is a former industrial waste recycling, treatment and disposal facility.  Over one thousand PRPs have been identified by the USEPA.  We contributed a relatively small proportion of the total amount of waste shipped to the site.  In the notice, the USEPA informed us of the agency’s willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site.  We believe that we can reach a settlement with the USEPA in this matter, and we expect the amount of the settlement to be less than $100,000.

We are involved in certain other legal proceedings that are described in our 2003 Annual Report on Form 10-K.  During the nine months ended September 30, 2004, there were no material developments in the status of those legal proceedings.

Item 5. Other Information

Effective September 30, 2004, we terminated our split dollar life insurance plan that had been implemented in 1998 for the benefit of certain officers.  Each of Messrs. Schmitt, Seal, Beerman, Shannon and Doherty executed agreements formally terminating their participation in the plan.  The original insurance policies purchased as part of the plan are owned solely by Georgia Gulf and the executives acquired new insurance policies solely owned by them.  In exchange for this agreement, we transferred a portion of the cash value of the original insurance policies to the new policies owned by each executive.  The new policies owned by Messrs. Schmitt, Seal, Beerman, Shannon and Doherty were transferred cash values of $1,234,352; $161,644; $148,250; $60,228; and $60,644 respectively.  In addition, we paid the related tax withholdings on behalf of these executives.  The agreement provides that Georgia Gulf may, in its sole discretion, pay premiums on the new policies.  A form of the agreement entered into by each executive is filed as an exhibit with this report.  The agreements are identical except for the names of the parties and the dollar amounts transferred.

Item 6.  Exhibits

Exhibits
10.1	Form of Termination of Split Dollar Agreement and Implementation of Bonus Policy
10.2	Form of Executive Non-qualified Stock Option Agreement
10.3	Form of Non-employee Director Non-qualified Stock Option Agreement
10.4	Form of Executive Restricted Shares Agreement
10.5	Form of Deferred Shares Agreement
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Georgia Gulf Corporation (Registrant)

Date: October 29, 2004	/s/ Edward A. Schmitt
Edward A. Schmit President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2004	/s/ James T. Matthews
James T. Matthews Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)