Form 10-K
period 2004-12-31
GEORGIA GULF CORP /DE/
filed 2005-03-01
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant's common stock on June 30, 2004 was $1,186,974,606.

        Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at February 28, 2005
Common Stock, $0.01 par value	33,968,119 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

        Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART I

Item 1. BUSINESS.

General

        We are a leading North American manufacturer and an international marketer of two integrated chemical product lines, chlorovinyls and aromatics. In our chlorovinyls business, we are:

  •
  the third largest North American producer of vinyl chloride monomer ("VCM"),

  •
  the third largest North American producer of vinyl suspension resins, and

  •
  the second largest North American producer of vinyl compounds.

        In our aromatics business, we are:

  •
  the second largest worldwide producer of cumene, and

  •
  one of the largest North American producers and marketers of phenol and acetone.

        Our manufacturing processes also include the production of caustic soda and chlorine. The primary products we sell externally include vinyl resins, vinyl compounds and caustic soda in our chlorovinyls business and phenol, acetone and cumene in our aromatics business. These products are used globally in a wide variety of end-use applications, including construction and renovation, engineering plastics, pulp and paper production, chemical intermediates, pharmaceuticals and consumer products. We believe our vertical integration, world scale facilities, operating efficiencies, facility locations and the productivity of our employees provide us with a competitive cost position in our primary markets.

        For selected financial information concerning our chlorovinyls and aromatics product segments and our domestic and international sales, see note 15 and note 18 to our consolidated financial statements included in Item 8.

Plant Shutdowns

        On November 29, 2004, we ceased production at our Tiptonville, Tennessee vinyl compounds plant, which was in our chlorovinyls segment. Customers have seen and will see no significant change as a result of this plant closure due to increased efficiencies and capacity from our other compound manufacturing locations. The Tiptonville long-lived assets were written down to their estimated net realizable value. The cost associated with closing the facility, writing down the long-lived assets and removing equipment was immaterial.

        At the end of 2001 we determined that the sodium chlorate plant was technologically obsolete by industry standards and could not comply with Louisiana environmental regulations. In the fourth quarter of 2001 we incurred impairment-related charges under our chlorovinyls segment of $4.9 million and accrued $0.5 million for post-closure related items. We ceased production of sodium chlorate in the third quarter of 2002.

Temporary Plant Idlings

        The phenol industry suffered from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol/acetone plants of our aromatics segment at lower capacity utilization rates, management temporarily idled the Pasadena, Texas phenol/acetone plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers' needs with phenol/acetone production from our Plaquemine, Louisiana plant. We intend to restart the Pasadena, Texas phenol/acetone plant when market conditions warrant. The net book value of our idled Pasadena, Texas phenol/acetone plant was approximately

$2.5 million as of December 31, 2004, and is included in property, plant and equipment on our consolidated balance sheet. We estimate we will incur approximately $3.0 million to restart the plant.

Products and Markets

        The following table shows our total annual production capacities as of December 31, 2004, in each of our product lines:

Product Line	Capacity
Chlorovinyls Products:
Vinyl Compounds*	960 million pounds
Vinyl Resins	2.7 billion pounds
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Aromatics Products:
Phenol**	660 million pounds
Acetone**	408 million pounds
Cumene	1.5 billion pounds

    *
    Capacity excludes Tiptonville, Tennessee plant as production there was ceased in November 2004.
    **
    Capacity includes our plant in Pasadena (160 million pounds of phenol and 100 million pounds of acetone), which has been temporarily idled.

Chlorovinyls

        Vinyl Compounds.    Vinyl compounds are formulated to provide specific end-use properties that allow vinyl compounds to be processed directly into our customers' finished products. All of our vinyl compounds production is sold to third parties. We produce flexible and rigid compounds which are used in many different applications, including wire and cable insulation and jacketing, electrical outlet boxes and pipe fittings, window and furniture profiles and food-grade and general-purpose bottles. We also supply chlorinated vinyl compounds, or CPVC, to the extrusion and injection molding markets, mainly for hot water pipe and pipe fittings.

        Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2004, 81 percent of our vinyl resins production was sold to third parties who use our resins to formulate vinyl compounds which are then heated and shaped utilizing various extrusion, calendaring and molding processes to create finished products. In 2004 the largest end-uses of our products were pipe and pipe fittings (31 percent) and home siding and windows (29 percent). We used about 19 percent of our production of vinyl resins internally during 2004 in the manufacture of our vinyl compounds.

        VCM.    During 2004 we used about 94 percent of our VCM production in the manufacture of our vinyl resins. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets.

        Chlor-alkali Products.    All of the chlorine we produce is used internally in the production of VCM. As a co-product of chlorine, caustic soda further diversifies our revenue base. We sell substantially all of our caustic soda domestically and overseas to customers in numerous industries, with the chemical (29 percent), pulp and paper (24 percent) and alumina (21 percent) industries constituting our largest markets. Our other markets for caustic soda include soap and detergents and the water treatment industry.

Aromatics

        Phenol.    Our phenol is primarily sold to producers of phenolic resins and to manufacturers of engineering plastics. Phenolic resins are used as adhesives for wood products such as plywood and Oriented Strand Board, or OSB. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals. In 2004 the largest end-uses of our products were phenolic resins (58 percent) and engineering plastics (9 percent).

        Acetone.    As a co-product of phenol, acetone further diversifies our revenue base. Acetone is a chemical used primarily in the production of acrylic resins, engineering plastics and industrial solvents. We sell the majority of our acetone (72 percent) into the acrylic resins market, where it is used in the manufacture of various plastics and coatings used for signage, automotive parts, household appliances, paints and industrial coatings. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

        Cumene.    Cumene is used as an intermediate to make phenol and acetone. About 40 percent of our cumene was consumed internally during 2004 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

Production, Raw Materials and Facilities

        Our operations are vertically integrated as a result of our production of some of the key raw materials and intermediates used in the manufacture of our products. Our operational integration enhances our control over production costs and capacity utilization rates, as compared to our non-integrated competitors.

        In our chlorovinyls product line, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine, which is both produced internally and purchased from third parties; our internal production of VCM slightly exceeds our internal demand requirements. We produce vinyl resins by polymerization of our internally supplied VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics product line, we produce cumene utilizing benzene and propylene purchased from third parties. Cumene is then oxidized to produce cumene hydroperoxide, which is split into the co-products phenol and acetone.

        The important raw materials we purchase from third parties include ethylene, benzene, natural gas, propylene, compound additives and chlorine. The majority of our purchases of ethylene and chlorine are made under long-term agreements, and we purchase natural gas, benzene and propylene in both the open market and under long-term contracts. We have not experienced a major disruption in our supplies of raw materials over the past five years, and we believe we have reliable sources of supply under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

        Plaquemine, Louisiana Facilities.    Our operations at these facilities include the production of chlorine, caustic soda, VCM, vinyl resins, phenol and acetone. We produce chlorine and its co-product caustic soda at our chlor-alkali facility by electrolysis of salt brine. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years from which we supply our salt brine requirements. We use all of our chlorine production in the manufacture of VCM at this facility and we sell substantially all of our caustic soda production externally. All of the ethylene requirements for our VCM production are supplied by pipeline. Most of our Plaquemine VCM production is consumed on-site in our vinyl resins production or shipped to our other vinyl resins facilities with the remainder sold to third parties. Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges.

        Our 250-megawatt cogeneration facility supplies all of the electricity and steam needs at our Plaquemine facilities. We also own an on-site air separation unit operated by a third party that provides all of the Plaquemine facility's nitrogen and oxygen gas requirements.

        Lake Charles, Louisiana Facilities.    We produce VCM at our Lake Charles, Louisiana facility and through our manufacturing joint venture, PHH Monomers, LLC, which is located in close proximity to our Lake Charles VCM facility. PHH Monomers is a joint venture with PPG Industries, Inc. which entitles us to 50 percent of the VCM production. Virtually all of the chlorine and ethylene needs of our Lake Charles VCM facility and PHH Monomers facility are supplied by pipeline. VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma vinyl resins facilities. On occasion, a small portion of VCM produced at the Lake Charles facilities is sold to third parties.

        Aberdeen, Mississippi and Oklahoma City, Oklahoma Facilities.    We produce vinyl resins at our Aberdeen, Mississippi and Oklahoma City, Oklahoma facilities from VCM supplied by railcar from our various VCM facilities. In addition, the Aberdeen facility produces plasticizers, which are consumed internally for flexible vinyl compound production.

        Vinyl Compounds Facilities.    We operate four compounds facilities: Aberdeen, Gallman, Madison and Prairie, Mississippi. All of our vinyl compounds facilities are supplied from our vinyl resins facilities by railcar, truck or in the case of Aberdeen, pipeline. These operations consumed about 19 percent of our annual vinyl resins production during 2004. We purchase our compounds additive needs from various sources at market prices.

        Pasadena, Texas Facilities.    At our Pasadena, Texas facilities we have the capability to produce cumene, phenol and acetone. We produce cumene utilizing purchased benzene and propylene. Our cumene facility is integrated by pipeline with our phenol and acetone facility at Pasadena. Currently, due to the temporary idling of phenol and acetone production at Pasadena (discussed above), all of the cumene production at this facility is either shipped to the Plaquemine phenol and acetone facility or sold to third parties. We purchase propylene and benzene at market prices from various suppliers connected by multiple transportation modes to our cumene facility. A portion of the benzene is supplied under contracts at market prices, and the propylene is provided from numerous refineries at market prices. Based on current industry capacity, we believe we have adequate access to benzene and propylene under normal conditions.

Seasonality

        Operating income for both our chlorovinyls and aromatics segments is somewhat affected by the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months. Therefore, our second and third quarter operating income is typically the strongest. Our fourth and first quarter operating income usually reflects a decrease in construction activity due to colder weather and holidays.

Sales and Marketing

        Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. Our sales and marketing force consists of 31 employees. In addition, we use distributors to market products to smaller customers. This sales force is organized by product line and region. We have a product development and technical service staff that primarily supports our vinyl resins and vinyl compounds businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers. They also work to develop new products for the customers' existing and new requirements. Our products are sold primarily to domestic industrial companies, and no single customer accounted for more than 10 percent of our consolidated revenues for the years ended

December 31, 2004, 2003 and 2002. In addition to our domestic sales, we export some of our products, including our VCM, vinyl resins, vinyl compounds, caustic soda and aromatics products. Export sales accounted for about 17 percent of total sales for 2004, 12 percent for 2003, and 12 percent for 2002. Based on destination, the principal international markets we serve are Canada, Mexico, Asia and Europe. No sales to any one country were greater than five percent of total net sales.

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

Environmental Regulation

        Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency ("USEPA") and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

        In October 2004 the USEPA notified us that we have been identified as a potentially responsible party ("PRP") for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

        There are several serious environmental issues concerning the VCM facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition (November 1999), we may make a claim for indemnification at any time; for environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, Georgia Gulf's agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista's responsibility; this presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. In the first quarter of 2004, as part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore recorded a $2.7 million accrual to other non-current liabilities.

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

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant. There is, however, a presumption for claims brought before November 12, 2004, by current or former CONDEA Vista employees and contractors that, absent a showing of new acute exposure after November 12, 1999, all responsibility will be deemed to have arisen before November 12, 1999, and will be solely CONDEA Vista's.

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

Employees

        As of December 31, 2004, we had 1,207 full-time employees, of which 46 of these employees were under a collective bargaining agreement, which terminated in January 2005 as part of our Tiptonville, Tennessee plant closure. We continue to employ approximately 121 employees under a collective bargaining agreement that expires in 2008. We believe our relationships with our employees are good.

Available Information

        We make available free of charge on our website at http://www.ggc.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

Risk Factors

        The chemical industry is cyclical and volatile, which affects our profitability. Our industry experiences alternating periods of tight supply and overcapacity.

        Our historical operating results tend to reflect the cyclical and volatile nature of the chemical industry. Historically, periods of tight supply have resulted in increased prices and profit margins and have been followed by periods of substantial capacity addition, resulting in oversupply and declining prices and profit margins. As a result of changes in demand for our products, our earnings fluctuate significantly, not only from year to year but also from quarter to quarter. Capacity expansions or the announcement of these expansions have generally led to a decline in the pricing of our products in the affected product line. We cannot assure that future growth in product demand will be sufficient to utilize any additional capacity.

Natural gas and raw materials costs and other external factors beyond our control can cause wide fluctuations in our margins.

        The cost of our natural gas and raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors' actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. A number of our products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets.

The cyclicality and volatility of the chemical industry affects our capacity utilization and causes fluctuations in our results of operations.

        The operating rates at our facilities will impact the comparison of period-to-period results. Different facilities may have differing operating rates from period to period depending on factors such as feedstock costs, transportation costs, and supply and demand for the product produced at the facility during that period. As a result, individual facilities may operate below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. Facility shutdown and subsequent restart expenses may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets.

The chemical industry is highly competitive, with some of our competitors having greater financial resources than we have; competition may adversely affect our results of operations.

        The chemical industry is highly competitive. Many of our competitors are larger and have greater financial resources than Georgia Gulf. Moreover, barriers to entry, other than capital availability, are low in most product segments of our business. Capacity additions or technological advances by existing or future competitors also create greater competition, particularly in pricing. We cannot provide assurance that we will have access to the financing necessary to upgrade our facilities in response to technological advances or other competitive developments.

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

        Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana and Mansfield, Massachusetts that we acquired or leased as part of the acquisition of the vinyls business of CONDEA Vista Company and which may be designated as Superfund sites as described in "Environmental Regulation" above. Any or all responsible parties, including us, may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. Although CONDEA Vista retained substantially all financial responsibility for environmental liabilities that relate to the facilities we acquired from them and which arose before the closing of the acquisition of the vinyls business of CONDEA Vista in November 1999, we cannot assure you that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to fulfill their obligation regarding environmental liabilities, then we could be held responsible.

        Our policy is to accrue costs relating to environmental matters when it is probable that these costs will be required and can be reasonably estimated. However, estimated costs for future environmental compliance and remediation may be too low or we may not be able to quantify the potential costs. We expect to be continually subjected to increasingly stringent environmental and health and safety laws and regulations. It is exceedingly difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. We anticipate continued compliance will require increased capital expenditures and increased operating costs. Any increase in these costs could adversely affect our financial performance.

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

  •
  mechanical failure;

  •
  unscheduled downtime;

  •
  labor difficulties;

  •
  transportation interruptions;

  •
  remediation complications;

  •
  terrorist acts; and

  •
  chemical spills and other discharges or releases of toxic or hazardous substances or gases.

        These hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage: any of these could lead to claims under the environmental laws. Additionally, individuals could seek damages for alleged personal injury or property damage due to exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by Georgia Gulf. Georgia Gulf is also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business.

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

        At December 31, 2004, we had approximately $318.5 million of indebtedness outstanding and $165.0 million of financing from the sale of our trade receivables under our asset securitization program. As a result, Georgia Gulf is highly leveraged. This high level of indebtedness could have important consequences to our operations, including:

  •
  we may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

  •
  we will need to use a large portion of our available cash for debt service, which will reduce the amount of money available to finance our operations and other business activities;

  •
  some of our debt, including the debt under our senior credit facility, has variable rates of interest, which exposes us to the risk of increased interest rates; and

  •
  we may have a much higher level of debt than some of our competitors, which could put us at a competitive disadvantage; make us more vulnerable to economic downturns and adverse developments in our business; and reduce our flexibility in responding to changing business and economic conditions.

        We expect to obtain the money to pay our expenses and to pay principal and interest on our debt from our operating cash flow and from additional loans under our revolving credit facility. Our ability to meet these requirements will depend on our future financial performance. We cannot be sure that our cash flow will be sufficient to allow us to pay principal and interest on our debt as well as meet our other obligations. If we do not have enough money to do so, we may be required to refinance all or part of our debt, sell assets or borrow more money. We cannot assure you that we will be able to do so on commercially reasonable terms, if at all. In addition, the terms of our existing or future debt agreements, including our senior credit facility and the indenture related to our 7.125 percent notes, may restrict us from pursuing any of these alternatives.

We may encounter difficulties in integrating the assets of businesses we acquire, which may adversely affect our results of operations.

        We cannot be sure that we will be able to integrate successfully any acquisitions into our operations without substantial costs, delays or other problems. The integration of any business we acquire may be disruptive to our business and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties.

Our participation in joint ventures exposes us to risks of shared control.

        We own a 50 percent interest in a manufacturing joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failure to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        During 2004, 17 percent of our revenues were generated in international markets. Substantially all of our international sales are made in U.S. dollars and, as a result, any change in the value of the U.S. dollar relative to foreign currencies will affect the price of our products in international markets. Our international sales are also subject to other risks, including differing and changing legal and regulatory requirements in local jurisdictions; export duties and import quotas; domestic and foreign customs and tariffs or other trade barriers; potentially adverse tax consequences, including withholding taxes or taxes on other remittances; and foreign exchange restrictions. We cannot provide any assurance that these factors will not have an adverse effect on our financial condition or results of operations.

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

        In addition, our senior credit facility and 7.125 percent senior notes require us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness. Also, any acceleration of indebtedness under our senior credit facility will constitute a default under some of our other indebtedness.

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

Item 2. PROPERTIES.

        Our asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana complex, the construction of the Pasadena, Texas cumene plant, and the purchase of the rigid vinyl compounds plants. There was also the purchase of the Bound Brook, New Jersey, phenol/acetone facility, which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1997 we completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of our requirements for electricity, oxygen and nitrogen at that location. In 1998 we purchased North American Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Prairie and Madison, Mississippi. In 1999 we purchased substantially all of the assets of the vinyls business of CONDEA Vista Company, an integrated producer of VCM, vinyl resins and compounds with production facilities in Aberdeen, Mississippi, Lake Charles, Louisiana, Jeffersontown, Kentucky, Mansfield, Massachusetts, and Oklahoma City, Oklahoma. We have ceased production in Mansfield, Massachusetts, Jeffersontown, Kentucky and Tiptonville, Tennessee. During 2004 we completed the expansion of our Gallman, Mississippi facility, which added 170 million pounds of capacity and is the largest merchant vinyl compound manufacturing facility in North America.

        We believe current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of our production facilities was 96 percent in 2004. Our chlorovinyls and aromatics facilities average capacity utilization was 97 percent and 90 percent, respectively.

        The following table sets forth the location of each manufacturing facility we own, the products manufactured at each facility and the approximate processing capability of each, assuming normal plant operations, as of December 31, 2004:

	Location	Products	Annual Capacity
Chlorovinyls Segment
	Plaquemine, LA	Chlorine	450 thousand tons
	Plaquemine, LA	Caustic Soda	500 thousand tons
	Plaquemine, LA	VCM	1.6 billion pounds
	Lake Charles, LA (two locations)	VCM	1.5 billion pounds (1)
	Plaquemine, LA	Vinyl Resins	1.2 billion pounds
	Aberdeen, MS	Vinyl Resins	1.0 billion pounds
	Oklahoma City, OK	Vinyl Resins	500 million pounds
	Aberdeen, MS	Vinyl Compounds	135 million pounds
	Gallman, MS	Vinyl Compounds	500 million pounds
	Madison, MS	Vinyl Compounds	230 million pounds
	Prairie, MS	Vinyl Compounds	95 million pounds
	Aberdeen, MS	Plasticizers	22 million pounds
Aromatics Segment
	Pasadena, TX	Cumene	1.5 billion pounds
	Plaquemine, LA	Phenol	500 million pounds
	Pasadena, TX	Phenol	160 million pounds (2)
	Plaquemine, LA	Acetone	308 million pounds
	Pasadena, TX	Acetone	100 million pounds (2)

(1)
Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1.15 billion pounds of total VCM capacity.
(2)
This phenol/acetone plant is temporarily idled. See Item 1. Business.

        Our manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, we have a fleet of about 3,904 railcars of which about 615 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $17.4 million for 2004, $16.6 million for 2003 and $18.0 million for 2002.

        We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States and also in the Netherlands.

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

        In September 1998 the state court trial judge granted the plaintiffs' motion permitting the filing of amended petitions that added the additional allegations that we had engaged in intentional conduct against the plaintiffs. Amended petitions making such allegations were filed. Our two insurers notified us that they were reserving their rights to deny coverage to the extent liability could be established due to such intentional conduct in accordance with their insurance policies. We disputed the insurers' reservation of rights. In December 1998 as required by the terms of the insurance policies, each insurer demanded arbitration of the issue of the insurers' duties relating to the intentional conduct allegations. As a result of the arbitrations relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998.

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

        Many of the workers injured in this accident were employed by contractors we hired to perform various services on our site. Under the contracts for services, the contractors agreed to hold us harmless and indemnify us for amounts we were required to pay for personal injuries to their workers. During the course of this litigation, we had made demands for the contractors to reimburse us for damage amounts we had paid to their employees. In August 2003 we recovered $3.1 million as reimbursement for amounts paid by us to one contractor's employees. We continue to pursue additional repayments from other contractors, but we do not believe any future recoveries will be material.

        In October 2004 the USEPA notified us that we have been identified as a PRP for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

        As of October 8, 2004, we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Under the terms of the settlement, we have paid $50,000 to the Louisiana Department of Environmental Quality and have expended $220,000 for the implementation and performance of certain beneficial environmental projects. Further, we will voluntarily undertake additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million in the next year. These payments and expenditures will not have a material effect on our financial position or on our results of operations.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At February 28, 2005, there were 489 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

	High	Low	Close	Dividends
2004
First quarter	$30.95	$24.68	$30.15	$0.08
Second quarter	35.99	29.47	35.86	0.08
Third quarter	46.75	33.20	44.59	0.08
Fourth quarter	58.75	42.95	49.80	0.08
2003
First quarter	$25.25	$16.94	$20.13	$0.08
Second quarter	23.45	18.64	19.80	0.08
Third quarter	24.45	19.23	23.35	0.08
Fourth quarter	29.75	23.45	28.88	0.08

        We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

Item 6. SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

	Year Ended December 31,
In Thousands, Except Per Share Data, Percentages and Employees
	2004	2003	2002	2001	2000
Results of Operations*:
Net sales	$2,206,239	$1,444,483	$1,230,751	$1,205,896	$1,581,653
Cost of sales	1,955,095	1,319,094	1,086,746	1,125,439	1,367,986
Selling, general and administrative expenses	60,721	55,691	45,685	44,665	45,634
Asset write-off and other related charges	—	—	—	5,438	—

Operating income	190,423	69,698	98,320	30,354	168,033
Interest expense	(23,778)	(38,195)	(49,739)	(57,500)	(67,971)
Cost related to early retirement of debt	—	(13,816)	—	—	—
Interest income	115	53	160	185	230

Income (loss) before taxes	166,760	17,740	48,741	(26,961)	100,292
Provision (benefit) for income taxes (1)	60,868	5,245	17,546	(14,918)	36,112

Net income (loss)	$105,892	$12,495	$31,195	$(12,043)	$64,180

Basic earnings (loss) per share	$3.21	$0.39	$0.98	$(0.38)	$2.04
Diluted earnings (loss) per share	3.17	0.38	0.97	(0.38)	2.03
Dividends per common share	0.32	0.32	0.32	0.32	0.32
Financial Highlights:
Working capital (2)	$(69,358)	$65,742	$57,996	$87,560	$94,906
Property, plant and equipment, net	425,734	460,808	493,494	537,506	592,665
Total assets	963,830	856,785	875,559	942,821	1,046,609
Total debt	318,483	427,872	476,986	624,092	632,335
Asset securitization (2)	165,000	100,000	75,000	—	75,000
Net cash provided by operating activities (2)	135,967	85,077	168,246	41,245	163,086
Depreciation and amortization (3)	64,554	63,932	68,068	72,579	73,331
Capital expenditures	23,441	24,046	17,471	17,848	21,739
Maintenance expenditures	79,750	67,131	64,049	59,701	75,169
Other Selected Data:
Earnings before interest, taxes, depreciation and amortization ("EBITDA") (4)	$252,398	$130,534	$162,971	$104,577	$237,433
Weighted average shares outstanding—basic	32,965	32,267	31,988	31,716	31,408
Weighted average shares outstanding—diluted	33,439	32,502	32,193	31,716	31,540
Common shares outstanding	33,925	32,736	32,319	31,915	31,714
Return on sales	4.8%	0.9%	2.5%	(1.0)%	4.1%
Employees	1,207	1,198	1,216	1,232	1,329

*
Our results include the impact of plant shutdowns and plant idlings discussed in Item 1. Business.

(1)
Provision (benefit) for income taxes for 2003 and 2001 include the effect of the favorable settlement of tax audits.
(2)
Reclassification of $189.9 million as of December 31, 2004, from long-term debt to current liabilities had the effect of decreasing "working capital." In addition, increases in the asset securitization decrease "working capital" and "long-term debt" and increase "cash provided by operations." Decreases have the opposite effect.
(3)
Does not include 2001 sodium chlorate asset write-off of $4.9 million.
(4)
EBITDA is commonly used by us and our investors to measure our ability to service our indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP") and should not be considered as an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For 2001 the asset write-off has been included as depreciation expense for the computation of EBITDA. We believe that the closest GAAP measure of financial performance to EBITDA is net cash provided by operating activities. The following is a reconciliation of EBITDA to net cash provided by operating activities. Note that "Tax benefit related to stock plans" and "Stock based compensation" are included in change in operating assets, liabilities and other.

	Year Ended December 31,
In Thousands
	2004	2003	2002	2001	2000
EBITDA	$252,398	$130,534	$162,971	$104,577	$237,433
Interest expense, net	(23,663)	(38,142)	(49,579)	(57,315)	(67,741)
Provision for income tax	(60,868)	(5,245)	(17,546)	14,918	(36,112)
Provision for deferred income tax	3,686	(6,344)	6,822	2,469	23,525
Other non-recurring charges	—	—	—	5,438	443
Loan amortization cost	2,579	3,096	3,417	3,261	3,931
Change in operating assets, liabilities and other	(38,165)	1,178	62,161	(32,103)	1,607

Net cash provided by operating activities	$135,967	$85,077	$168,246	$41,245	$163,086

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading North American manufacturer and an international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds. For the year ended December 31, 2004, we consumed all of our chlorine production in making VCM, consumed 7 percent of our caustic soda production, consumed 94 percent of our VCM production in manufacturing vinyl resins and used about 19 percent of our vinyl resins in the manufacture of vinyl compounds. The remainder of our caustic soda, VCM and vinyl resins and all of our vinyl compounds were sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2004, approximately 60 percent of our cumene was sold to third parties with the remainder used internally to manufacture phenol and acetone. All of our phenol and acetone was sold to third parties. All of our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

        Our business, and the chemical industry in general, is cyclical in nature and is affected by domestic and, to a lesser extent, worldwide economic conditions. Cyclical price swings, driven by changes in supply and demand, can lead to significant changes in our overall profitability. The demand for our chemicals tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable and non-durable goods as well as construction.

        Global capacity also materially affects the prices of chemical products. Generally, in periods of high operating rates, prices rise, and as a result new capacity is announced. Since world-scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed, or in some instances, until less efficient producers withdraw from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats. As an example, significant phenol capacity added in 1999 and 2000 was only absorbed enough by demand and plant closures to allow for improved industry margins in 2004.

        Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of our primary raw materials, including ethylene, benzene and propylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Market Associates, Incorporated ("CMAI") reported U.S. industry prices for crude oil and natural gas increased 33 percent and 12 percent, respectively, from 2003 to 2004. However, Chemical Data, Inc. ("CDI") reported during 2004 benzene and propylene industry prices exceeded the increase in crude oil prices. During the time period from 2002 to 2003, CMAI reported U.S. industry prices for crude oil and natural gas increased 19 percent and 64 percent, respectively.

        In 2004 the chlorovinyls segment experienced an increase in demand compared to 2003 primarily as a result of significant increase in demand for vinyl resins. North American vinyl resins industry operating rates increased from 88 percent in 2003 to 96 percent in 2004, according to CDI. In 2004 total industry vinyl resins sales grew 7 percent, domestic resins sales grew 6 percent and export resins sales climbed 13 percent compared to 2003. These increases were a result of strong demand in the traditional end-use markets of pipe, siding, windows and doors, as well as increased demand in the new end-use areas of fence, decking and foam boards. CMAI reported industry price increases for our feedstocks, ethylene, chlorine and natural gas, from 2003 to 2004 of 18 percent, 20 percent and 12 percent, respectively. High industry operating rates in the vinyl resins markets resulted from strong demand coupled with the fact that no significant additional capacity was added during 2004. High operating rates combined with increased feedstock costs enabled the industry to increase sales prices. CMAI reported industry vinyl resins prices increased 8 percent from 2003 to 2004.

        Aromatics segment demand increased in 2004 compared to 2003. According to CDI, North American phenol and acetone industry operating rates increased from about 84 percent in 2003 to about 92 percent in 2004, with no capacity additions to either product. This phenol and acetone operating rate increase of 8 percent was due to increased demand in the end-use markets of phenolic resins, polycarbonates and acrylic resins. Also, cumene operating rates increased 9 percent from 2003 to 89 percent in 2004. In addition, CDI reported that industry prices for our feedstocks, benzene and propylene, increased 87 percent and 61 percent, respectively, when comparing 2003 to 2004. High industry operating rates and increased feedstock costs enabled the industry to increase sales prices. Industry prices for phenol, acetone and cumene increased 37 percent, 36 percent and 69 percent, respectively, when comparing 2004 to 2003.

Discontinuation of Sodium Chlorate Production

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

Results of Operations—Georgia Gulf

        The following table sets forth our consolidated statement of operations data for the three years ended December 31, 2004, 2003 and 2002, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
Dollars in Millions
	2004		2003		2002
Net sales	$2,206.2	100.0%	$1,444.5	100.0%	$1,230.8	100.0%
Cost of sales	1,955.1	88.6%	1,319.1	91.3%	1,086.8	88.3%

Gross margin	251.1	11.4%	125.4	8.7%	144.0	11.7%
Selling, general and administrative expenses	60.7	2.8%	55.7	3.8%	45.7	3.7%

Operating income	190.4	8.6%	69.7	4.8%	98.3	8.0%
Net interest expense	23.6	1.0%	38.2	2.6%	49.6	4.0%
Cost related to early retirement of debt (1)	—	—	13.8	1.0%	—	—
Provision for income taxes (2)	60.9	2.8%	5.2	0.4%	17.5	1.4%

Net income	$105.9	4.8%	$12.5	0.9%	$31.2	2.5%

(1)
See retirement of 10.375 percent notes discussed in note 8 of the notes to the consolidated financial statements.

(2)
Provision for income taxes for 2003 includes the effects of the favorable settlement of tax audits.

        The following table sets forth certain financial data by segment for the three years ended December 31, 2004, 2003 and 2002, and the percentage of total of each line item for the years presented.

	Year Ended December 31,
Dollars in Millions
	2004		2003		2002
Net sales
Chlorovinyls	$1,452.4	65.8%	$1,159.0	80.2%	$1,011.0	82.1%
Aromatics	753.8	34.2%	285.5	19.8%	219.8	17.9%

Total net sales	$2,206.2	100.0%	$1,444.5	100.0%	$1,230.8	100.0%

Gross margin
Chlorovinyls	$196.1	78.1%	$119.3	95.1%	$142.8	99.2%
Aromatics	55.0	21.9%	6.1	4.9%	1.2	0.8%

Total Gross margin	$251.1	100.0%	$125.4	100.0%	$144.0	100.0%

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

        Net Sales.    For the year ended December 31, 2004, net sales were $2,206.2 million, an increase of 53 percent compared to $1,444.5 million for last year as a result of a 29 percent increase in sales prices and an 18 percent increase in sales volumes. The sales volume increase is mainly attributable to a 153 percent increase in cumene, a 16 percent increase in vinyl resins and a 10 percent increase in vinyl compounds, due to strong demand in the durable goods and construction industries. We increased our cumene market share due to a competitor's cumene plant shut down during the second half of last year. Overall average sales prices changed primarily as a result of increases in the prices of cumene of 82 percent, vinyl resins of 19 percent and phenol of 69 percent. These sales price increases reflected strong demand for vinyl resins and compounds and cumene. High industry operating rates and significantly increased feedstock costs enabled us to increase our sales prices.

        Chlorovinyls segment net sales totaled $1,452.4 million for the year ended December 31, 2004, an increase of 25 percent compared with net sales of $1,159.0 million for last year. Our overall sales volumes were up 9 percent as vinyl resins and compounds volumes increased by 16 percent and 10 percent, respectively. Strong demand from the construction industry accounted for the increase in volume as the North American vinyl resins industry operating rate was 96 percent for 2004, or 8 percent greater than 2003. Our overall average sales prices increased by 15 percent, primarily as a result of increases in the prices of vinyl resins of 19 percent and vinyl compounds of 5 percent.

        Aromatics segment net sales were $753.8 million for the year ended December 31, 2004, an increase of 164 percent compared to $285.4 million for 2003. This increase was primarily the result of a 153 percent greater sales volume for cumene primarily as a result of our increased cumene market share due to a competitor's unscheduled plant outage during 2004 and an industry cumene producer shutdown during the second half of 2003 of one billion pounds of capacity, which represented a reduction in North American industry capacity of about 11 percent. Overall average sales prices increased by 75 percent as a result of increases in the price of cumene of 82 percent, phenol of 69 percent and acetone of 48 percent. These price increases reflect higher prices for the feedstocks benzene and propylene and strong demand for our phenol and acetone products as North American operating rates for both were about 92 percent or 8 percent greater than last year.

        Gross Margin.    Total gross margin increased from 9 percent of sales for the year ended December 31, 2003, to 11 percent of sales for the year ended December 31, 2004. This $125.7 million increase was due to higher sales volumes and sales prices, which outpaced higher raw materials costs. Some of our primary raw materials and natural gas costs in both segments are crude oil and natural gas derivatives the prices of which normally track crude oil and natural gas industry prices, which experienced increases of 33 percent and 12 percent, respectively. However, strong demand for benzene and propylene resulted in increases in industry prices outpacing the increase in crude oil pricing.

        Chlorovinyls segment gross margin increased from 10 percent of sales for the year ended December 31, 2003, to 13 percent of sales for the year ended December 31, 2004. This $76.8 million increase primarily reflects higher sales volumes for vinyl resins and compounds and higher sales prices for vinyl resins outpacing higher raw materials costs. Our ethylene and chlorine prices increased 20 percent and 26 percent, respectively, compared to 2003.

        Aromatics segment gross margin increased from 2 percent of sales for the year ended December 31, 2003, to 7 percent of sales for the year ended December 31, 2004. This $48.9 million improvement over last year is due primarily to higher aromatics sales prices and cumene sales volume. These sales price and volume increases more than offset higher benzene and propylene price increases of 84 percent and 67 percent, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $60.7 million for the year ended December 31, 2004, an increase of $5.0 million from $55.7 million for the year ended December 31, 2003. The change was primarily due to an increase in profit share incentive of $2.9 million, the transfer of insurance cash surrender values and the related tax withholdings of $3.4 million for executives from the termination of our executive retirement plan, which was funded by a split dollar life insurance plan, as well as the reduction in 2003 expense due to a $3.1 million favorable lawsuit settlement in the third quarter of 2003. The increases in selling, general and administrative expenses were offset partially by a reduction in the bad debt expense from 2003 of $4.1 million related primarily to establishing a $3.0 million reserve for a specific chlorovinyls customer during the fourth quarter of 2003. The aromatics segment selling, general and administrative expenses remained relatively flat compared to last year while the chlorovinyls segment expense decreased due to the reduction from the prior year's bad debt expense of $3.9 million.

        Net Interest Expense.    Net interest expense decreased to $23.6 million for the year ended December 31, 2004, from $38.2 million for the year ended December 31, 2003. This decrease was attributable to lower interest rates, which was primarily the result of the refinancing of our 10.375 percent notes during December 2003 and lower overall debt balances during 2004.

        Prior Year Cost Related to Early Retirement of Debt.    During December 2003 we retired $200 million of unsecured 10.375 percent notes. We financed the retirement of the notes by replacing our senior credit facility $134.3 million tranche C term loan with a $200.0 million tranche D term loan, issuing $100.0 million of senior unsecured 7.125 percent notes and increasing our permitted receivables transactions by $25.0 million. As a result of the refinancing, we incurred a $13.8 million expense, which was comprised of a redemption premium and related professional fees of $10.8 million and a write-off of unamortized debt issuance cost of $3.0 million.

        Provision for Income Taxes.    The provision for income taxes was $60.9 million for the year ended December 31, 2004, compared with $5.2 million for the year ended December 31, 2003. The increase in income taxes resulted from a $149.0 million increase in pre-tax income when comparing periods. In addition, our overall effective income tax rate increased from 30 percent last year to 37 percent for 2004. The effective income tax rate for 2003 included the effects of favorable settlement of various tax audits.

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

        Chlorovinyls segment net sales totaled $1,159.0 million for the year ended December 31, 2003, an increase of 15 percent compared with net sales of $1,011.0 million for 2002. Overall average sales prices increased by 16 percent, primarily as a result of increases in the prices of vinyl resins of 24 percent, vinyl compounds of 6 percent and caustic soda of 48 percent. Overall sales volumes were down slightly as vinyl resins volumes decreased 4 percent, consistent with the North American vinyl resins industry operating rate decline.

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

        Gross Margin.    Total gross margin decreased from 12 percent of sales in 2002 to 9 percent of sales in 2003. This $18.6 million decrease was caused by higher costs of sales, primarily from raw materials and natural gas costs, which outpaced higher sales prices for all products. Our raw materials and natural gas costs increases in both segments tracked industry price increases of 19 percent for crude oil and 64 percent for natural gas.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $55.7 million for the year ended December 31, 2003, an increase of $10.0 million from $45.7 million in 2002. The majority of the increase was due to a $4.2 million increase in bad debt expense, primarily in our chlorovinyls segment, a $2.5 million increase in legal fees and a $1.3 million increase in insurance costs. The aromatics segment's selling, general and administrative expenses remained relatively flat compared to last year, while the chlorovinyls segment's selling, general and administrative expenses increased due to an additional bad debt expense of $4.1 million in the fourth quarter of 2003 primarily due to one chlorovinyls segment customer.

        Net Interest Expense.    Net interest expense decreased to $38.2 million for the year ended December 31, 2003, from $49.6 million in 2002. This decrease was primarily attributable to lower interest rates and lower overall debt balances in 2003.

        Cost Related to Early Retirement of Debt.    During December 2003 we retired $200 million of unsecured 10.375 percent notes. We financed the retirement of the notes by replacing our senior credit facility $134.3 million tranche C term loan with a $200.0 million tranche D term loan, issuing $100.0 million of senior unsecured 7.125 percent notes and increasing our permitted receivables transactions by $25.0 million. We incurred a $13.8 million charge, which is comprised of a redemption premium and related professional fees of $10.8 million and a write-off of unamortized debt issuance cost of $3.0 million.

        Provision for Income Taxes.    The provision for income taxes was $5.2 million for the year ended December 31, 2003, compared with $17.5 million in 2002. The decrease in income taxes resulted from a

$31.0 million decrease in pre-tax income when comparing 2003 to 2002. In addition, our overall effective income tax rate decreased from 36 percent in 2002 to 30 percent in 2003 due to favorable settlements of various tax audits.

Liquidity and Capital Resources

        Our financial condition in 2004 continued to improve as total debt was reduced $110.1 million, of which $45.1 million was generated from cash provided by operations and the remainder of which was generated from the sale of an additional $65.0 million interest in our trade receivables. We amended and restated our senior credit agreement to extend the existing revolving credit facility five years, retire our tranche D term loan, provide lower interest rates, increase the available borrowings under the revolving credit facility from $120 million to $170 million and also beneficially modify certain financial covenants and definitions.

        Operating Activities.    For the year ended December 31, 2004, we generated $136.0 million of cash flow from operating activities as compared with $85.1 million during the year ended December 31, 2003. The increase in cash flow from operations of $50.9 million in 2004 from 2003 is due primarily to the following in 2004: a $93.4 million increase in net income, a $40.0 million increase in sales of interests in our trade receivables and a $41.9 million increase in accounts payable, partially offset by a $60.6 million increase in trade receivables and a $51.7 million increase in inventory. The major sources of cash flow for 2004 were net income of $105.9 million, the $69.7 million increase in accounts payable, the sale of an additional $65.0 million interest in our trade receivables and the non-cash provision of $64.6 million for depreciation and amortization. Total working capital at December 31, 2004, was a deficit of $69.4 million versus a surplus of $65.7 million at December 31, 2003. Significant changes in working capital for 2004 included an increase in trade receivables, an increase in inventories, an increase in the current portion of long-term debt and an increase in accounts payable. The increase in trade receivables was primarily attributable to a sales price increase offset partially by the sale of an additional $65.0 million interest in our trade receivables. Inventories increased as a result of higher prices, most significantly for vinyl resins. The increase in the current portion of long-term debt was due to the anticipated pay down of the revolving credit facility balance of $89.9 million and the scheduled maturity of the $100.0 million 7.625 percent notes. The accounts payable increase was attributable to higher trade payable balances related primarily to increased raw materials prices. In January 2005 we entered into a long-term raw materials supply contract, which required a $79.0 million advance payment and will be classified in other assets.

        For the year ended December 31, 2003, we generated $85.1 million of cash flow from operating activities as compared with $168.2 million during the year ended December 31, 2002. The decline in cash flow from operations of $83.1 million in 2003 from 2002 is due primarily to the following in 2003: a $52.3 million increase in trade receivables and a $10.0 million increase in inventory, partially offset by a $27.7 million increase in accounts payable. In addition, we sold an incremental $25.0 million interest in our trade receivables during 2003 as compared to $75.0 million interest in our trade receivables sold during 2002, which is a decline in cash flows of $50.0 million. The major sources of cash flow for 2003 were net income of $12.5 million, the sale of an additional $25.0 million interest in our trade receivables and the non-cash provision of $63.9 million for depreciation and amortization. Total working capital at December 31, 2003, was $65.7 million versus $58.0 million at December 31, 2002. Significant changes in working capital for 2003 included an increase in trade receivables, an increase in inventories and an increase in accounts payable. The increase in trade receivables was primarily attributable to a sales volume increase offset partially by the sale of an additional $25.0 million interest in our trade receivables. Inventories increased as a result of higher prices, primarily for vinyl resins. The increase in accounts payable was attributable to higher trade payable balances related primarily to increased raw materials prices.

        Investing Activities.    Net cash used in investing activities was $23.4 million, $24.0 million and $17.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and was related primarily to reinvestment in equipment and capacity additions. The capacity expansion at our Gallman, Mississippi vinyl compound facility was completed adding 170 million pounds of production. In addition to our capital expenditures, we incurred maintenance expense for our production facilities of $79.8 million, $67.1 million and $64.0 million during the years ended December 31, 2004, 2003, and 2002, respectively. We estimate total capital expenditures for 2005 will be in the range of $30.0 million to $40.0 million.

        Financing Activities.    Cash used in financing activities was $93.4 million for the year ended December 31, 2004, as compared to $67.1 million for the year ended December 31, 2003. The change in 2004 compared to 2003 was primarily due to reducing total debt by $110.1 million in 2004 and $49.1 million in 2003. Of the debt reduction in 2004, $45.1 million was from cash provided by operations and $65.0 million came from selling an additional interest in our trade receivables. Proceeds from the issuance of common stock increased $22.0 million from 2003 to 2004. During 2005 our expectation assuming adequate cash flows is to pay off the balance on our revolving credit facility of $89.9 million as well as our $100.0 million 7.625 percent notes.

        Cash used in financing activities was $67.1 million for the year ended December 31, 2003, as compared to $152.8 million for the year ended December 31, 2002. The change in 2003 compared to 2002 was primarily due to reducing total debt by $49.1 million in 2003 and $147.1 million in 2002. Of the debt reduction in 2003, $24.1 million came from cash provided from operations and $25.0 million was from the sale of interests in our trade receivables. During 2002 debt reduction was $72.1 million from cash provided by operations and $75.0 million from selling an interest in our trade receivables.

        On December 3, 2003, we issued $100.0 million of unsecured 7.125 percent senior notes, which are due December 15, 2013. The proceeds of the notes were used to retire a portion of the $200.0 million 10.375 percent notes. On or after December 15, 2008, we may redeem the 7.125 percent notes in whole or in part, initially at 103.563 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after December 15, 2011.

        On December 3, 2003, we also entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended on September 26, 2003. The amendment created a new $200.0 million tranche D term loan, the proceeds of which were used to repay our existing $134.3 million tranche C term loan and to retire a portion of our $200.0 million 10.375 percent notes. The tranche D term loan delayed the required principal payments and was due to mature on December 2, 2010. The amendment also modified the applicable interest margin depending on our leverage ratio and increased the revolving credit facility commitments, which were due to mature on November 12, 2005, by $20 million to $120 million.

        On November 23, 2004, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended on December 3, 2003. The amendment increases our revolver commitment from $120.0 million to $170.0 million, the availability of which was used to retire our existing tranche D term loan. The amended revolving credit facility extends the maturity five years to November 21, 2009, and also beneficially modifies certain financial covenants and definitions.

        On December 31, 2004, our balance sheet debt consisted of an $89.9 million senior credit facility, $100.0 million principal amount of 7.625 percent notes, $100.0 million principal amount of 7.125 percent senior unsecured notes, and $28.6 million in other debt. Under our senior credit facility we have a $170.0 million revolving credit facility (with the availability to borrow $74.7 million, at December 31, 2004), which had $89.9 million borrowings against it at the end of 2004. Debt under the senior credit facility and the 7.625 percent notes is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        We declared annual dividends of $0.32 per share, or $10.6 million, $10.4 million and $10.3 million during 2004, 2003 and 2002, respectively.

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

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at December 31, 2004 and 2003, was $165.0 million and $100.0 million, respectively.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of December 31, 2004, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category at December 31, 2004, were as follows:

In Millions	Total	2005	2006	2007	2008	2009	2010 and thereafter
Contractual obligations*:
Long-term debt obligations (1)	$409	$117	$10	$10	$10	$116	$146
Operating lease obligations (2)	82	16	15	13	10	9	19
Purchase obligations (3)	2,863	809	509	456	334	329	426
Other	1	1	—	—	—	—	—

Total	$3,355	$943	$534	$479	$354	$454	$591

*
Excludes contracts entered into subsequent to year end.
(1)
Includes principal and interest payments based upon our interest rates as of December 31, 2004. Long-term debt obligations are listed based on when they are contractually due. Therefore, the $89.9 million balance on our revolving credit facility is included in 2009.
(2)
We did not have any capital lease obligations as of December 31, 2004.
(3)
Amounts are based upon contractual raw material volumes and market rates as of December 31, 2004.

        Long-Term Debt.    Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $21.1 million, and the availability to borrow an additional $74.7 million under the revolving credit facility, at December 31, 2004, will be adequate for the foreseeable future to make required payments of principal (see note 8 of the notes to the consolidated financial statements) and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the year ended December 31, 2004, we are in compliance with all such covenants.

        Operating Leases.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014.

        Purchase Obligations.    We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements and are not in excess of market prices.

        Pension Obligations.    At December 31, 2004, the fair value of our plan assets exceeds our projected and accumulated benefit obligations by $0.9 million and $7.2 million, respectively. We do not expect to make any contributions to the plan trust for all pension plans during 2005. However, we do expect to make direct benefit payments of $0.6 million. We will continue to contribute at least the minimum required contributions to our qualified retirement plan under the Employee Retirement Income Security Act of 1974. We may increase our contribution above the minimum if appropriate to our tax and cash position and the plan's funded positions. Required contributions depend on certain factors that cannot be reasonably predicted at this time including legislation regarding interest rate relief. Pension contributions of $16.0 million were made to the plan trust in 2004. No pension contributions to the plan trust were made for the years 2003 and 2002.

Outlook

        Based on industry publications, we believe we will have increased sales and earnings in 2005 as compared to 2004 due primarily to continued strong industry supply and demand fundamentals in our chlorovinyls and aromatics segments. In our chlorovinyls segment, CDI, a chemical industry trade publication, is projecting the North American industry operating rate for vinyl resins to remain at 96 percent in 2005, after giving effect to announced incremental capacity additions and restart of an idled facility. Furthermore, the North American industry operating rates pertaining to our aromatics segment are projected by CDI to increase marginally to an average of 93 percent, which also includes announced incremental capacity additions. With regard to our feedstock costs, a chemical industry trade organization, CMAI, is projecting crude oil prices and natural gas prices to increase slightly from 2004 to 2005. This should impact some of our significant raw materials, including ethylene, benzene and propylene, which are crude oil and natural gas derivatives. Based on the forecasted operating rates, we believe we will be able to recover these increases in feedstock costs although there can be no assurance. See Item 1. Business—Forward Looking Statements.

Inflation

        The most significant component of our cost of sales is raw materials, which include basic commodity items and natural gas. The costs of raw materials and natural gas are based primarily on market forces and have not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

        In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in Accounting Research Bulletin ("ARB") No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

        In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces the prior SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us on July 1, 2005, and we are still evaluating its impact.

        In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This new standard will become effective for us on July 1, 2005, and we are still evaluating its impact.

        In December 2004 the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

        Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective, or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See note 1 of the notes to the consolidated financial statements for a complete listing of our accounting policies. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

        Allowance for Doubtful Accounts.    In our determination of the allowance for doubtful accounts and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense of that amount. Estimating this amount requires us to analyze the financial strength of our customers. In our analysis, we combine the use of historical experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2004 and 2003, was $1.9 million and $4.5 million, respectively. As of December 31, 2003, $3.0 million of the total allowance was for a specific customer. Such reserve was eliminated from the allowance for doubtful accounts balance during the fourth quarter of 2004 upon conversion of the reserved receivable balance into a $3.2 million note receivable. We have assessed the probability of collection on the note receivable and have reserved $2.1 million as of December 31, 2004, which is in addition to our allowance for doubtful accounts of $1.9 million. No individual customers account for greater than 7 percent of our trade accounts receivables as of December 31, 2004. To the extent the actual collectibility of our accounts receivable differs from our estimates by 10 percent, our net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

        Environmental and Legal Accruals.    In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 14 of the notes to the consolidated financial statements), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual outcomes were better or worse, respectively, than the estimates.

        Valuation of Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Our carrying value of our goodwill is tested for impairment annually on October 1 and is tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is a two-step test performed at a reporting unit level. The initial step requires the carrying value of each reporting unit to be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value in the initial step. We use a market-based approach to determine the estimated fair value of a reporting unit, which requires judgment and uses a method based on the market prices of securities for similar businesses recently sold. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of each of our reporting units exceeds the carrying value. Actual impairment losses incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units.

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

        On November 29, 2004, we ceased production in our Tiptonville, Tennessee vinyl compounds plant, which was in our chlorovinyls segment. The Tiptonville long-lived assets were written down to their estimated net realizable value and reclassified to other current assets on the accompanying consolidated balance sheet as these assets were held for sale. The cost associated with closing the facility, writing down the long-lived assets and removing equipment was immaterial. We further assessed our idled Pasadena plant assets for impairment and noted no impairment.

        Pension Liabilities.    Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases and employee turnover and mortality, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing as well as forecasted economic conditions, and our policy and strategy with regard to the plans. We believe our estimates, the most significant of which are stated below, to be reasonable.

        The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for 2004 was 6.25 percent. At December 31, 2004, we reduced this rate to 6.00 percent for determining 2005 annual pension expense. A 25 basis point increase in this discount rate would decrease our annual pension expense by $0.3 million whereas a 25 basis point decrease in our discount rate would increase our annual pension expense by $0.4 million.

        The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2004, is 78.0 percent equity securities, 14.9 percent debt securities, and 7.1 percent cash. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2004 was 8.75 percent. At December 31, 2004, we have reduced this rate to 8.50 percent for determining 2005 annual pension expense. A 25 basis point change in the weighted average return on plan asset assumption would change our annual pension expense by $0.2 million.

Environmental

        Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the USEPA and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

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

        See Item 1. Business, Item 3. Legal Proceedings, and note 14 of the notes to the consolidated financial statements for additional information related to environmental matters.

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

        Interest Rate Risk Management.    The following table is a "forward-looking" statement that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt instruments. We do not use interest rate swap agreements or any other derivatives for trading purposes. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2004, we had no interest rate swap agreements in place. The company currently estimates that a 100 basis point change in prevailing market interest rates would impact its related annual pre-tax income by $2.7 million. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

	Principal (Notional) Amounts by Expected Maturity Date
Dollars in Thousands	2005	2006	2007	2008	2009	Thereafter	Total	Fair value at 12/31/04
Long-term financing
Long-term debt instruments:
Fixed rate principal	$100,000	$—	$—	$—	$—	$111,583	$211,583	$222,833
Average interest rate	7.63%	—	—	—	—	7.06%	7.33%	—
Variable rate principal	$165,000	$—	$—	$—	$106,900	$—	$271,900	$271,900
Average interest rate	3.44%	—	—	—	5.70%	—	5.08%	—

        Foreign Currency Exchange Risk Management.    Substantially all of our sales are denominated in U.S. dollars.

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2004, we had no raw material or natural gas forward swap contracts outstanding. At December 31, 2003, we had natural gas contracts outstanding with an aggregate notional amount of 310,000 MMBTU's (Million British Thermal Units) and the fair value of these contracts was an asset of $0.3 million, with the offset recorded in other comprehensive income, net of applicable income taxes. At December 31, 2003, there was no ineffectiveness related to this contract and $0.3 million was released to earnings in the first quarter of 2004. At December 31, 2003, we had no other forward swap contracts outstanding.

        We also have other long-term supply contracts for raw materials, which are at prices not in excess of market, designed to assure a source of supply and not expected to be in excess of our normal manufacturing operations requirements. Historically, we have taken physical delivery under these contracts and we intend to take physical delivery in the future. Therefore, at inception we designate these contracts as normal purchase agreements and account for them under the normal purchase provision of SFAS No. 133.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2005

Georgia Gulf Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$21,088	$1,965
Receivables, net of allowance for doubtful accounts of $1,874 in 2004 and $4,450 in 2003	134,852	86,914
Inventories	186,313	124,616
Prepaid expenses and other current assets	5,186	7,043
Deferred income taxes	10,097	8,368

Total current assets	357,536	228,906
Property, plant and equipment, net	425,734	460,808
Goodwill	77,720	77,720
Other assets, net	102,840	89,351

Total assets	$963,830	$856,785

Liabilities and Stockholders' Equity
Current portion of long-term debt	$189,900	$1,000
Accounts payable	205,365	135,680
Interest payable	1,557	1,812
Accrued compensation	18,293	15,058
Other accrued liabilities	11,779	9,614

Total current liabilities	426,894	163,164
Long-term debt	128,583	426,872
Deferred income taxes	128,032	122,617
Other non-current liabilities	12,052	7,693

Total liabilities	695,561	720,346

Commitments and contingencies (note 14)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 33,924,619 in 2004 and 32,736,096 in 2003	339	327
Additional paid-in capital	69,275	32,133
Deferred compensation	(3,062)	(2,380)
Retained earnings	201,876	106,633
Accumulated other comprehensive loss, net of tax	(159)	(274)

Total stockholders' equity	268,269	136,439

Total liabilities and stockholders' equity	$963,830	$856,785

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$2,206,239	$1,444,483	$1,230,751

Operating costs and expenses:
Cost of sales	1,955,095	1,319,094	1,086,746
Selling, general and administrative expenses	60,721	55,691	45,685

Total operating costs and expenses	2,015,816	1,374,785	1,132,431

Operating income	190,423	69,698	98,320
Other income (expense):
Interest expense	(23,778)	(38,195)	(49,739)
Cost related to early retirement of debt	—	(13,816)	—
Interest income	115	53	160

Income before income taxes	166,760	17,740	48,741
Provision for income taxes	60,868	5,245	17,546

Net income	$105,892	$12,495	$31,195

Earnings per share:
Basic	$3.21	$0.39	$0.98
Diluted	$3.17	$0.38	$0.97
Weighted average common shares-basic	32,965	32,267	31,988
Weighted average common shares-diluted	33,439	32,502	32,193

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$105,892	$12,495	$31,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,554	63,932	68,068
Cost related to early retirement of debt	—	13,816	—
Deferred income taxes	3,686	(6,344)	6,822
Tax benefit related to stock plans	5,912	1,107	578
Other non-cash items	3,926	1,779	663
Change in operating assets and liabilities:
Receivables	(112,938)	(52,311)	(6,742)
Securitization of trade receivables	65,000	25,000	75,000
Inventories	(61,697)	(10,041)	(38,456)
Prepaid expenses and other current assets	1,857	3,350	(4,035)
Accounts payable	69,685	27,737	36,529
Interest payable	(255)	(2,838)	(296)
Accrued income taxes	—	(3,674)	3,674
Accrued compensation	3,235	733	7,946
Other accrued liabilities	2,165	555	(2,387)
Prepaid pension costs	(13,398)	2,512	(302)
Other	(1,657)	7,269	(10,011)

Net cash provided by operating activities	135,967	85,077	168,246

Investing activities:
Capital expenditures	(23,441)	(24,046)	(17,471)

Financing activities:
Net change in revolving line of credit	89,900	—	—
Long-term debt proceeds	—	300,666	150,406
Debt payments related to asset securitization	(65,000)	(25,000)	(75,000)
Other long-term debt payments	(135,000)	(324,780)	(222,511)
Redemption premium and fees paid to retire notes	—	(10,760)	—
Fees paid to issue debt	—	(2,239)	—
Proceeds from issuance of common stock	27,948	5,857	4,588
Purchase and retirement of common stock	(602)	(435)	—
Dividends	(10,649)	(10,394)	(10,269)

Net cash used in financing activities	(93,403)	(67,085)	(152,786)

Net change in cash and cash equivalents	19,123	(6,054)	(2,011)
Cash and cash equivalents at beginning of year	1,965	8,019	10,030

Cash and cash equivalents at end of year	$21,088	$1,965	$8,019

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Common Stock					Accumulated Other Comprehensive Income (loss)
			Additional Paid-In Capital	Deferred Compensation	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2002	31,915	$319	$15,624	$—	$83,606	$(2,915)	$96,634
Comprehensive income:
Net income	—	—	—	—	31,195	—	31,195
Unrealized gains on derivative contracts, net of taxes of $1,329	—	—	—	—	—	2,363	2,363
Minimum pension liability adjustment, net of taxes of $26	—	—	—	—	—	48	48

Total comprehensive income							33,606
Employee stock purchase and stock compensation plans	404	4	7,297	(2,050)	—	—	5,251
Tax benefit from stock purchase and stock compensation plans	—	—	578	—	—	—	578
Dividends	—	—	—	—	(10,269)	—	(10,269)

Balance, December 31, 2002	32,319	323	23,499	(2,050)	104,532	(504)	125,800

Comprehensive income:
Net income	—	—	—	—	12,495	—	12,495
Unrealized gains on derivative contracts, net of taxes of $122	—	—	—	—	—	204	204
Minimum pension liability adjustment, net of taxes of $16	—	—	—	—	—	26	26

Total comprehensive income							12,725
Employee stock purchase and stock compensation plans, net of forfeitures	436	4	7,961	(330)	—	—	7,635
Retirement of common stock	(19)	—	(434)	—	—	—	(434)
Tax benefit from stock purchase and stock compensation plans	—	—	1,107	—	—	—	1,107
Dividends	—	—	—	—	(10,394)	—	(10,394)

Balance, December 31, 2003	32,736	327	32,133	(2,380)	106,633	(274)	136,439

Comprehensive income:
Net income	—	—	—	—	105,892	—	105,892
Unrealized gains on derivative contracts, net of taxes of $122	—	—	—	—	—	(204)	(204)
Minimum pension liability adjustment, net of taxes of $179	—	—	—	—	—	319	319

Total comprehensive income							106,007
Employee stock purchase and stock compensation plans, net of forfeitures	1,210	12	31,832	(682)	—	—	31,162
Retirement of common stock	(21)	—	(602)	—	—	—	(602)
Tax benefit from stock purchase and stock compensation plans	—	—	5,912	—	—	—	5,912
Dividends	—	—	—	—	(10,649)	—	(10,649)

Balance, December 31, 2004	33,925	$339	$69,275	$(3,062)	$201,876	$(159)	$268,269

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

        Nature of Operations.    We are a leading North American manufacturer and an international marketer of chemical products. Our products are primarily intermediate chemicals sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable.

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

        Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $71.8 million in 2004, $63.2 million in 2003 and $67.1 million in 2002.

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

        Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2004, 2003 and 2002, was $0.9 million, $0.7 million and $0.6 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes. Depreciation expense totaled approximately $57.5 million, $56.5 million, and $60.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. The net book value of our idled Pasadena, Texas phenol/acetone plant was approximately $2.5 million as of December 31, 2004, and is included in property, plant and equipment on our consolidated balance sheet.

        The estimated useful lives of the assets are as follows:

Buildings and land improvements	15-30 years
Machinery and equipment	3-15 years

        Other Assets.    Other assets primarily consist of advances for long-term raw materials purchase contracts, (see note 14) our investment in a joint venture, (see note 9) and debt issuance costs (see note 6). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate and straight-line methods over the term of the related debt instruments.

        Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. The $77.7 million carrying value of our goodwill allocated to our chlorovinyls segment is tested for impairment annually on October 1. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit.

        Long-Lived Assets.    Our long-lived assets, such as property, plant, and equipment, and purchased intangibles, subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be recorded at the lower of the carrying amount or fair value less costs to sell and no longer depreciated.

        On November 29, 2004, we ceased production at our Tiptonville, Tennessee vinyl compounds plant, which was in our chlorovinyls segment. The Tiptonville long-lived assets were written down to their estimated net realizable value and reclassified to other current assets on the accompanying consolidated balance sheet as these assets were held for sale. The cost associated with closing the facility, writing down the long-lived assets and removing equipment was immaterial. We further assessed our idled Pasadena plant assets for impairment and noted no impairment.

        Pension Plans.    We have a defined contribution plan and defined benefit pension plans covering substantially all of our employees. For the defined benefit pension plans, the benefits are based on years of service and the employee's compensation. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Self-Insurance Accruals.    We are self-insured up to certain limits for costs associated with workers' compensation and employee group medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheet. We also use information provided by independent consultants to assist in the determination of estimated accruals. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim.

        Derivative Financial Instruments.    Derivatives that are not hedges must be adjusted to fair value through earnings in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We engage in activities that expose us to market risks, including the effects of changes in interest rates and changes in commodity prices. Financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate and commodity markets may have on operating results. We do not regularly engage in speculative transactions, nor do we regularly hold or issue financial instruments for trading purposes. Long-term supply agreements are accounted for under the normal purchase provisions within SFAS No. 133 and its amendments.

        We formally document all hedging instruments and hedging items, as well as our risk management objective and strategy for undertaking hedged items. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the consolidated balance sheet or to forecasted transactions. We also formally assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective or the derivative expires or is sold, terminated, exercised, or discontinued because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge instrument.

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

        Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. Our comprehensive income is comprised of net income, additional minimum pension liability and the fair value of derivative instruments, net of related income taxes. The components of accumulated other comprehensive loss and total comprehensive income are shown as follows:

Accumulated other comprehensive loss—net of tax

	December 31,
In Thousands
	2004	2003	2002
Unrealized gains on derivative contracts	$—	$204	$—
Minimum pension liability	(159)	(478)	(504)

Accumulated other comprehensive loss	$(159)	$(274)	$(504)

        The components of total comprehensive loss are shown as follows:

Total comprehensive income

	Year Ended December 31,
In Thousands, Except Per Share Data
	2004	2003	2002
Net income	$105,892	$12,495	$31,195
Other comprehensive income (loss) net of tax:
Reclassification adjustment—interest rate swap	—	—	2,363
(Loss) gains on derivative contracts	(204)	204	—
Minimum pension liability adjustment	319	26	48

Total comprehensive income	$106,007	$12,725	$33,606

        Stock-Based Compensation.    We have determined that we will use the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in our accounting for stock-based employee compensation. Our employee stock compensation costs are being amortized on a straight-line basis over the three-year vesting period. The unamortized stock compensation costs are included in stockholders' equity.

        Pro Forma Effect of Stock Compensation Plans.    We account for our stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under these provisions, no compensation was recognized in 2004, 2003 and 2002 for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2004, 2003 and 2002 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively.

        For stock option grants:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.00%	3.65%	5.28%
Expected life	8 years	8 years	8 years
Expected volatility	40%	44%	44%
Expected dividend yield	1.18%	1.70%	1.31%

        For stock purchase plan rights:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	1.29%	1.38%	2.40%
Expected life	1 year	1 year	1 year
Expected volatility	29%	44%	44%
Expected dividend yield	1.11%	1.38%	1.73%

        Using the above assumptions, additional compensation expense under the fair value method would be:

	Year Ended December 31,
In Thousands
	2004	2003	2002
For stock option grants	$3,227	$3,102	$3,746
For stock purchase plan rights	731	863	894

Total	3,958	3,965	4,640
Provision for income taxes	1,504	1,507	1,763

Total, net of taxes	$2,454	$2,458	$2,877

        Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Year Ended December 31,
In Thousands, Except Per Share Data
	2004	2003	2002
Net income:
As reported	$105,892	$12,495	$31,195
Pro forma	103,438	10,037	28,318
Basic earnings per share:
As reported	$3.21	$0.39	$0.98
Pro forma	3.14	0.31	0.89
Diluted earnings per share
As reported	$3.17	$0.38	$0.97
Pro forma	3.11	0.31	0.88

        Earnings Per Share.    We apply the provisions of SFAS No. 128, "Earnings per Share" ("EPS"), which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options and employee stock purchase plan rights are included in the diluted EPS calculation using the treasury stock method. Common stock options that were not included in the diluted EPS computation because the option's exercise price was greater than the average market price of the common shares for the periods presented are immaterial.

        Computations of basic and diluted earnings per share are presented in the following table:

	Year Ended December 31,
In Thousands, Except Per Share Data
	2004	2003	2002
Net income	$105,892	$12,495	$31,195
Weighted average shares outstanding-basic	32,965	32,267	31,988
Plus incremental shares from assumed conversions:
Options and awards	435	201	142
Employee stock purchase plan rights	39	34	63

Weighted average shares outstanding-diluted	33,439	32,502	32,193

Basic earnings per share	$3.21	$0.39	$0.98
Diluted earnings per share	3.17	0.38	0.97

2.    NEW ACCOUNTING PRONOUNCEMENTS

        In November 2004 the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in Accounting Research Bulletin ("ARB") No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated financial statements.

        In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-based Payment," which replaces the prior SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us on July 1, 2005, and we are still evaluating its impact.

        In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This new standard will become effective for us on July 1, 2005, and we are still evaluating its impact.

        In December 2004 the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Although FSP FAS No. 109-1 was effective upon issuance, we are still evaluating the impact FSP FAS No. 109-1 will have on our consolidated financial statements.

3.    ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to two third parties (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $165.0 million, as permitted by the Securitization. During the second quarter of 2004 the balance of receivables sold under the Securitization was increased from $100.0 million to $135.0 million. The Securitization was amended and restated on November 12, 2004, to extend the agreement one year and increase the balance of receivables allowed to be sold from $135.0 million to $165.0 million.

        In conjunction with the sale of receivables, we recorded losses of $2.6 million, $1.6 million, and $0.2 million for 2004, 2003 and 2002, respectively, which are included as selling, general and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the relevant Securitization, to the monthly balance in the ownership interest sold.

        At December 31, 2004, 2003 and 2002, the uncollected balance of accounts receivable in the defined pool was approximately $288.4 million, $192.3 million and $146.3 million, respectively. We continue to service these receivables and maintain a subordinated interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The balance of receivables sold at December 31, 2004, 2003 and 2002, was $165.0 million, $100.0 million and $75.0 million, respectively. Our Securitization has been accounted for as a sale in accordance with the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and therefore, the receivables sold are not included in the debt and related accounts receivable accounts on our consolidated balance sheets. We continue to provide an allowance for doubtful accounts related to these receivables based on our historical experience and aging of the accounts receivable. At December 31, 2004, 2003 and 2002, we had a subordinated interest of approximately $123.4 million, $92.3 million and $71.3 million, respectively, in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During 2004, 2003 and 2002 we received approximately $65.0 million, $25.0 million and $75.0 million, respectively, from the sales of receivables under the Securitization.

4.    INVENTORIES

        The major classes of inventories were as follows:

	December 31,
In Thousands
	2004	2003
Raw materials and supplies	$63,226	$42,851
Finished goods	123,087	81,765

Inventories	$186,313	$124,616

5.    PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

	December 31,
In Thousands
	2004	2003
Machinery and equipment	$958,162	$934,046
Land and land improvements	26,944	27,344
Buildings	31,769	32,104
Construction-in-progress	16,804	25,054

Property, plant and equipment, at cost	$1,033,679	$1,018,548
Accumulated depreciation	607,945	557,740

Property, plant and equipment, net	$425,734	$460,808

6.    OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

	December 31,
In Thousands
	2004	2003
Advances for long-term purchase contracts	$37,394	$35,651
Investment in joint ventures	23,581	24,821
Debt issuance costs	6,495	8,218
Prepaid pension costs	18,729	5,331
Other	16,641	15,330

Total other assets	$102,840	$89,351

        Debt issuance costs amortized as interest expense during 2004, 2003 and 2002 were $2.6 million, $3.1 million and $3.4 million, respectively. Other assets includes a $3.2 million note receivable balance from one chlorovinyls segment customer, which has a $2.1 million reserve against it.

7.    SUBSEQUENT EVENT

        In January 2005 we entered into a long-term raw materials supply contract, which required a $79.0 million advance payment and will be classified in other assets.

8.    LONG-TERM DEBT

        Long-term debt consisted of the following:

	December 31,
In Thousands
	2004	2003
Senior credit facility:
Revolving credit facility	$89,900	$—
Tranche D term loan	—	200,000
7.625% notes due 2005	100,000	100,000
7.125% notes due 2013	100,000	100,000
Other	28,583	27,872

Total debt	318,483	427,872
Less current portion	189,900	1,000

Long-term debt	$128,583	$426,872

        On September 26, 2003, we amended the senior credit agreement dated as of November 12, 1999, and amended and restated as of August 9, 2002. The amendment modified the existing financial covenants relating to the leverage ratio through December 31, 2004, and increased our maximum financing under a permitted receivables transaction from $75.0 million to $100.0 million. The amendment also modified the applicable interest margin depending on the leverage ratio. We were required to pay an arrangement fee of $0.1 million and an amendment fee equal to 0.1 percent of the sum of the revolving facility, outstanding term loans, and unused commitments on September 22, 2003.

        In December 2003 we retired $200.0 million of unsecured 10.375 percent notes, which were due November 2007. Interest on the notes was payable on May 1 and November 1 of each year. We financed the retirement of the notes by replacing our senior credit facility $134.3 million tranche C term loan with a $200.0 million tranche D term loan, issuing $100.0 million of senior unsecured 7.125 percent notes and increasing our permitted receivables transactions by $25.0 million. As a result of the note retirement, we incurred a $13.8 million charge to income, which is comprised of a redemption premium and related professional fees of $10.8 million and a write-off of unamortized debt issuance cost of $3.0 million.

        On December 3, 2003, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended on September 26, 2003. The amendment created a new $200.0 million tranche D term loan used to repay our existing $134.3 million tranche C term loan and to retire a portion of our $200.0 million 10.375 percent notes. The tranche D term loan delayed the required principal payments and was set to mature on December 2, 2010. The credit facility amendment also modified the leverage ratio-dependent interest margin and increased the commitments under the revolving credit facility by $20.0 million to $120.0 million. The senior credit facility was set to mature on November 12, 2005.

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

        We have $100.0 million principal amount of 7.625 percent notes outstanding, which are due November 2005. Interest on the notes is payable semiannually on May 15 and November 15 of each year. The notes are not redeemable prior to maturity. In accordance with the indenture relating to the 7.625 percent notes, at the closing of the senior credit facility in 1999, the 7.625 percent notes became secured equally and ratably with the senior credit facility. As these notes are set to mature within the next fiscal year, they are classified as current as of December 31, 2004.

        On November 23, 2004, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended on December 3, 2003. The amendment increased our revolver commitment from $120.0 million to $170.0 million, the availability of which was used to retire our existing tranche D term loan. The amended revolving credit facility extends the maturity five years to November 21, 2009, and also beneficially modifies certain financial covenants and definitions.

        As of December 31, 2004, $74.7 million was available under the revolver for borrowing under the terms of the senior credit facility. An annual commitment fee, which ranges from 0.20 percent to 0.50 percent (currently 0.25 percent), is required to be paid on the undrawn portion of the commitments under the senior credit facility. Under the revolving credit facility, we may choose to pay interest based on the prime rate of the JP Morgan Chase Bank plus the applicable pricing margin or London Interbank Offered Rate, or LIBOR, plus the applicable pricing margin. For 2004 the average interest rate for the tranche D term loan was 3.49 percent. For 2003 the average interest rates for the tranche D and C term loans were 3.81 percent and 3.57 percent, respectively. For 2002 the average interest rates for the tranche C, A and B term loans were 4.32 percent, 4.93 percent and 4.93 percent, respectively. For 2004, 2003 and 2002 the average interest rates for the revolving credit facility were 4.56 percent, 4.21 percent and 6.28 percent, respectively. The interest rate for the revolving credit facility as of December 31, 2004, was 4.04 percent. The senior credit facility is secured by substantially all of our assets, including real and personal property, inventory, and intangibles.

        Under the senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. As of and for the year ended December 31, 2004, we were in compliance with all such covenants.

        Scheduled maturities of long-term debt outstanding at December 31, 2004, are $100.0 million in 2005, $106.9 million in 2009 and $111.6 million thereafter. Although our revolving credit facility is scheduled to mature in 2009, our expectation is to pay the balance of $89.9 million in 2005 assuming adequate cash flows and therefore has been reclassified as current. Cash payments for interest during the years ended December 31, 2004, 2003 and 2002, excluding debt issuance costs, were $21.6 million, $38.0 million, and $46.4 million, respectively.

9.    RELATED PARTY TRANSACTIONS

        We own a 50 percent interest in PHH Monomers, LLC ("PHH"), a manufacturing joint venture with PPG Industries, Inc., ("PPG"), to produce vinyl chloride monomer ("VCM"). We receive 50 percent of the VCM production of PHH and consume the majority of the production to produce vinyl resins. Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We purchase our share of the raw materials and pay 50 percent of the processing costs for the right to 50 percent of the VCM production of PHH. PHH has capacity to produce 1.15 billion pounds. The chlorine needs of the PHH facility are supplied via pipeline, under a long-term market price based contract with PPG. PHH is an integral part of our manufacturing operations. At December 31, 2004 and 2003, our investment in PHH was $21.7 million and $24.8 million, respectively, which represents 50 percent of the property, plant and equipment of the PHH production facility, and is included in other assets.

10.    STOCKHOLDERS' EQUITY

        Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from us 1/100th of a share of Junior Participating Preferred Stock for $90.00, subject to adjustment in certain circumstances. The rights expire on April 27, 2010, and may be redeemed by us for $0.01 per right until the earlier to occur of (1) the tenth calendar day following announcement by us that a person or group (other than us or certain related persons) beneficially owns 15 percent or more of our outstanding shares of common stock (an "Acquiring Person") or (2) the tenth business day following the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earliest of any such date, the "Distribution Date"). The rights first become exercisable on the Distribution Date. Subject to certain conditions, if a person or group becomes an Acquiring Person, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, common stock having a market value equal to two times the right's exercise price. In addition, subject to certain conditions, if we are involved in a merger or certain other business combination transactions, each right will entitle its holder (other than an Acquiring Person) to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the right's exercise price.

        In connection with the stock purchase rights described above, 15.0 million of the authorized shares of preferred stock are designated Junior Participating Preferred Stock. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $0.01 or that which is paid on the common shares.

11.    RESTRICTED STOCK, STOCK OPTION AND STOCK PURCHASE PLANS

        Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant up to 4,500,000 shares of our common stock for options and restricted stock awards to employees and non-employee directors.

        Restricted Stock.    We granted restricted stock awards for 107,625, 117,000 and 113,125 shares of common stock during 2004, 2003 and 2002, respectively, to key employees of the company. The restricted shares vest over a three-year period. The weighted average grant date fair value per share of restricted stock granted during 2004, 2003 and 2002 was $27.11, $18.85 and $24.49, respectively. Compensation expense for the 2004, 2003 and 2002 vesting of the awards was $2.4 million, $1.8 million and $0.7 million, respectively. The unamortized cost of unvested restricted stock awards was $3.1 million, $2.4 million and $2.1 million at December 31, 2004, 2003, and 2002, respectively. These unamortized costs are included in stockholders' equity and are being amortized on a straight-line basis over the three-year vesting period. During 2004 and 2003, 21,166 and 19,196 shares of restricted stock, respectively, were surrendered in satisfaction of required withholding tax obligations. No restricted stock was surrendered in satisfaction of required withholding tax obligations in 2002.

        Stock Options.    Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

        A summary of stock option activity under all plans is as follows:

	Year Ended December 31,
	2004		2003		2002
	Shares	Exercise Price (1)	Shares	Exercise Price (1)	Shares	Exercise Price (1)
Outstanding at beginning of year	2,101,414	$24.84	2,044,549	$25.31	1,884,750	$25.00
Granted	326,533	26.95	329,500	19.12	324,000	23.35
Exercised	(968,507)	25.47	(171,136)	16.34	(110,201)	15.66
Forfeited/expired	(14,499)	24.19	(101,499)	30.06	(54,000)	22.50

Outstanding at year end	1,444,941	24.90	2,101,414	24.84	2,044,549	25.31

Exercisable at year end	853,090	$25.49	1,497,428	$26.83	1,437,885	$27.43
Options available for grant	1,588,092		991,766		1,400,541

(1)
Weighted average.

        The following table summarizes information about stock options at December 31, 2004:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Exercise Price (1)	Remaining Contractual Life (1)	Shares	Exercise Price (1)
$15.44 to $20.00	482,578	$17.93	7.07 years	295,587	$17.24
$20.01 to $25.00	209,663	23.35	7.18 years	120,003	23.35
$25.01 to $30.00	579,700	28.16	7.25 years	264,500	29.29
$30.01 to $35.25	173,000	35.25	3.11 years	173,000	35.25

Total $15.44 to $35.25	1,444,941	$24.90	6.68 years	853,090	$25.49

(1)
Weighted average.

        Stock Purchase Plan.    Our stockholders have approved a qualified employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee's base salary. In connection with this stock purchase plan, 356,515 shares of common stock are reserved for future issuances. Under this plan 131,198, 154,819 and 180,648 shares of common stock were issued at $24.71, $19.77 and $15.84 per share during 2004, 2003 and 2002, respectively.

12.    EMPLOYEE RETIREMENT PLANS

        We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately $10.6 million, $7.9 million, and $4.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts and by defined benefit plans for which the benefits are based on years of service and the employee's compensation or for which the benefit is a specific monthly amount for each year of service. We use a measurement date of December 31 for our pension plans. We do not provide post-retirement health care benefits to our employees.

        Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans were as follows:

	December 31,
In Thousands
	2004	2003
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$72,119	$59,427
Service cost	3,021	2,702
Interest cost	4,852	4,270
Actuarial (gain) loss	3,634	7,483
Plan amendments	2,637	—
Curtailments	(87)	—
Settlements	(287)	—
Gross benefits paid	(2,018)	(1,763)

Net projected benefit obligation at end of year	$83,871	$72,119

        The accumulated benefit obligation at the end of 2004 and 2003 was $77.6 million and $65.8 million, respectively. The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2004, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

	December 31,
	2004	2003
Weighted-average assumptions used to determine end of year benefit obligations:
Discount rate	6.00%	6.25%
Rate of compensation increase	4.31%	4.31%

        Plan Assets.    The reconciliation of the beginning and ending balances of the fair value of plan assets were as follows:

	December 31,
In Thousands
	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$63,750	$53,465
Actual return on plan assets	6,508	11,556
Employer contributions	16,571	492
Settlements	—	—
Gross benefits paid	(2,018)	(1,763)

Fair value of plan assets at end of year	$84,811	$63,750

        Employer contributions include direct benefits paid under all pension plans of $0.6 million and $0.5 million paid from employer assets in 2004 and 2003, respectively.

        The expected long-term rate of return on plan assets was changed from 8.75 percent to 8.50 percent as of December 31, 2004. The asset allocation for our pension plans at the end of 2004 and 2003 and the target allocation for 2005, by asset category, is as follows:

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation 2005
		2004	2003
Equity Securities	65 to 85%	78.0%	76.0%
Debt Securities	15 to 30%	14.9%	23.5%
Real Estate	—	—	—
Other	0 to 10%	7.1%	0.5%

	100%	100%	100%

        Equity securities include none of our common stock at the end of both 2004 and 2003.

        Our investment committee establishes investment policies and strategies and regularly monitors the performance of the plan's funds. Our investment strategy with respect to pension assets is to invest the assets in accordance with the "prudent investor" guidelines contained in the Employee Retirement Income Security Act of 1974, and fiduciary standards. Our policy on funding is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

        Funded Status.    The funded status of the plans, reconciled to the amount reported on the statement of financial position, follows:

	December 31,
In Thousands
	2004	2003
Fair value of plan assets	$84,811	$63,750
Net projected benefit obligation	83,871	72,119

Funded status at end of year	940	(8,369)
Unrecognized net actuarial loss	9,452	6,889
Unrecognized prior service cost	2,419	150
Unrecognized net transition obligation	509	732

Net amount recognized at end of year	$13,320	$(598)

	December 31,
In Thousands
	2004	2003
Amounts recognized in the statement of financial position:
Prepaid benefit cost	$18,729	$5,331
Accrued benefit cost	(5,409)	(5,929)
Additional minimum liability	(314)	(904)
Intangible asset	67	158
Accumulated other comprehensive loss	247	746

Net amount recognized at end of year	$13,320	$(598)

        At the end of 2004 and 2003 the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets December 31,		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets December 31,
In Thousands
	2004	2003	2004	2003
End of year:
Projected benefit obligation	$4,958	$6,221	$4,958	$72,119
Accumulated benefit obligation	4,958	6,121	4,958	65,773
Fair value of plan assets	—	—	—	63,750

        Expected Cash Flows.    We do not expect to make any contributions to the plan trust for all pension plans during 2005 but reserve the right to do so. Our expected contribution in the form of direct benefit payments for 2005 is $0.6 million for all pension plans. Expected benefit payments for all pension plans are $2.6 million in 2005, $2.8 million in 2006, $3.0 million in 2007, $3.4 million in 2008, $3.8 million in 2009 and $26.8 million from 2010 to 2014.

        Net Periodic Cost.    The amount of net periodic benefit cost recognized includes the following components:

	Year Ended December 31,
In Thousands
	2004	2003	2002
Components of periodic benefit cost:
Service cost	$3,021	$2,702	$2,401
Interest cost	4,852	4,270	3,794
Expected return on assets	(5,535)	(4,620)	(5,632)
Amortization of:
Transition obligation	223	223	243
Prior service cost	278	80	100
Actuarial gain (loss)	34	371	(601)
Curtailment charge (credit)	68	—	(22)
Settlement credit	(287)	—	—

Total net periodic benefit cost	$2,654	$3,026	$283

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Year Ended December 31,
	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.75%	8.75%	9.00%
Rate of compensation increase	4.31%	6.15%	6.15%

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

13.    INCOME TAXES

        The provision for (benefit from) income taxes was as follows:

	Year Ended December 31,
In Thousands
	2004	2003	2002
Current:
Federal	$49,556	$10,830	$11,337
State	6,742	614	1,025

	56,298	11,444	12,362

Deferred:
Federal	4,034	(5,585)	4,260
State	536	(614)	924

	4,570	(6,199)	5,184

Provision for income taxes	$60,868	$5,245	$17,546

        The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.7	2.6
Effect of favorable settlement of tax audits	—	(4.1)	—
Extraterritorial income exclusion	(1.0)	(2.1)	(0.9)
Non-deductible compensation	0.7	—	—
Percentage depletion	(0.4)	(3.4)	(1.2)
Other	(0.6)	1.5	0.5

Effective income tax rate	36.5%	29.6%	36.0%

        Cash payments for income taxes during 2004, 2003, and 2002 were $61.3 million, $14.9 million and $9.5 million, respectively.

        Our net deferred tax liability consisted of the following major items:

	December 31,
In Thousands
	2004	2003
Deferred tax assets:
Receivables	$721	$1,666
Inventories	2,867	1,867
Vacation	1,578	2,004
State tax credits	4,252	—
Other	679	2,831

Total deferred tax assets	10,097	8,368
Deferred tax liability:
Property, plant and equipment	(116,760)	(113,810)
Intangible assets	(11,272)	(8,807)

Total deferred tax liability	(128,032)	(122,617)

Net deferred tax liability	$(117,935)	$(114,249)

        We believe, based on our history of operating expenses and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 2004. Furthermore, our state income tax credits can be carried forward indefinitely. In addition, we are subject to certain tax claims that may arise in the ordinary course of business. We believe with respect to these tax claims the ultimate resolution will not have a material effect on our financial position or results of operations.

14.    COMMITMENTS AND CONTINGENCIES

        Leases.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. Future minimum payments under these non-cancelable operating leases as of December 31, 2004, are $16.3 million in 2005, $14.9 million in 2006, $13.2 million in 2007, $10.2 million in 2008, $8.5 million in 2009 and $18.7 million thereafter. Total lease expense was approximately $19.3 million, $18.7 million and $20.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Letters of Credit.    As of December 31, 2004 and 2003, we had outstanding letters of credit totaling approximately $23.1 million and $33.0 million, respectively. These letters of credit, which have terms from one month to one year, provide additional security for the payment of a loan and financial assurance to states for environmental closure, post-closure costs, and third party liability awards.

        Purchase Commitments.    We have long-term raw material purchase agreements with variable and fixed payments through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, which we have capitalized as a prepaid manufacturing cost in other long-term assets of $37.4 million and $35.7 million as of December 31, 2004 and 2003, respectively, in the accompanying consolidated balance sheets. We amortize these prepaid manufacturing costs based on the physical delivery from the manufacturer to our plants. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are not in excess of market prices and are designed to assure a source of supply and are not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the raw materials under these purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for them under the normal purchase provision of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its amendments. The aggregate amortization amounts of the fixed and determinable portion of the required payments under the agreements are $11.9 million for each of the years 2005 through 2007 and $5.4 million for the year 2008. The aggregate amount of payments made under the agreements for purchases in 2004, 2003 and 2002 were $108.3 million, $89.6 million and $59.6 million, respectively.

        We also have other long-term supply contracts for raw materials, which are at prices not in excess of market, designed to assure a source of supply and not expected to be in excess of our normal manufacturing operations requirements. Historically, we have taken physical delivery under these contracts and we intend to take physical delivery in the future. Therefore, at inception we designate these contracts as normal purchase agreements and account for them under the normal purchase provision of SFAS No. 133.

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

        In September 1998 the state court trial judge granted the plaintiffs' motion permitting the filing of amended petitions that added the additional allegations that we had engaged in intentional conduct against the plaintiffs. Amended petitions making such allegations were filed. Our two insurers notified us that they were reserving their rights to deny coverage to the extent liability could be established due to such intentional conduct in accordance with their insurance policies. We disputed the insurers' reservation of rights. In December 1998, as required by the terms of the insurance policies, each insurer demanded arbitration of the issue of the insurers' duties relating to the intentional conduct allegations. As a result of the arbitrations relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998.

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

        Many of the workers injured in this accident were employed by contractors we hired to perform various services on our site. Under the contracts for services, the contractors agreed to hold us harmless and indemnify us for amounts we were required to pay for personal injuries to their workers. During the course of this litigation, we had made demands for the contractors to reimburse us for damage amounts we had paid to their employees. In August 2003 we recovered $3.1 million as reimbursement for amounts paid by us to one contractor's employees. We continue to pursue additional repayments from other contractors, but we do not believe any future recoveries will be material.

        As of October 8, 2004, we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Under the terms of the settlement, we have paid $50,000 to the Louisiana Department of Environmental Quality and have expended $220,000 for the implementation and performance of certain beneficial environmental projects. Further, we will voluntarily undertake additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million in the next year. These payments and expenditures will not have a material effect on our financial position or on our results of operations.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

        Environmental Regulation.    Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency ("USEPA") and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

        In October 2004 the USEPA notified us that we have been identified as a potentially responsible party ("PRP") for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

        There are several serious environmental issues concerning the VCM facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 PRPs associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. In the first quarter of 2004, as part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore recorded an accrual to other non-current liabilities of $2.7 million.

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

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant. There is, however, a presumption for claims brought before November 12, 2004, by current or former CONDEA Vista employees and contractors that, absent a showing of new acute exposure after November 12, 1999, all responsibility will be deemed to have arisen before November 12, 1999, and will be solely CONDEA Vista's.

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

15.    EXPORT SALES

        Export sales were approximately 17 percent, 12 percent and 12 percent of our sales for the years ended December 31, 2004, 2003 and 2002, respectively. Based on destination, the principal international markets we serve are Canada, Mexico, Asia and Europe. No sales to any one country were greater than five percent of total net sales.

16.    DERIVATIVE FINANCIAL INSTRUMENTS

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2004, we had no raw material or natural gas forward swap contracts outstanding. At December 31, 2003, we had natural gas contracts outstanding with an aggregate notional amount of 310,000 MMBTU's (Million British Thermal Units) and the fair value of these contracts was an asset of $0.3 million, with the offset recorded in other comprehensive income, net of applicable income taxes. At December 31, 2003, there was no ineffectiveness related to this contract and $0.3 million was released to earnings in the first quarter of 2004. At December 31, 2003, we had no other forward swap contracts.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We do not use interest rate swap agreements for trading or speculative purposes. As of December 31, 2004 and 2003, we did not have any interest rate swap agreements outstanding. In 2002 we cancelled an interest rate swap agreement and a loss of $0.5 million, net of tax, on the termination of the swap was recognized.

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The carrying amounts of our senior credit facility, revolving credit facility, term loan and other financial instruments approximate the fair value due to the floating market interest rates to which the respective agreements are subject. The fair values of the 7.625 percent notes and the 7.125 percent notes are based on quoted market interest rates that are currently available to the company for issuance of long-term debt with similar terms and remaining maturities.

        The following is a summary of our long-term debt where the fair values differ from the recorded amounts as of December 31, 2004 and 2003:

	December 31,
	2004		2003
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
7.625% notes due 2005	$100,000	$103,250	$100,000	$105,250
7.125% notes due 2013	100,000	108,000	100,000	104,000

18.    SEGMENT INFORMATION

        We have identified two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization used by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, and income and expense items reflected as "other income (expense)" on our consolidated statements of income. Intersegment sales and transfers are insignificant.

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

Segments

In Thousands	Chlorovinyls	Aromatics	Corporate and General Plant Services		Total
Year Ended December 31, 2004:
Net sales	$1,452,404	$753,835	$—		$2,206,239
Operating income (loss)	165,910	50,556	(26,043	)(1)	190,423
Depreciation and amortization	51,345	7,408	5,801		64,554
Capital expenditures	18,326	3,138	1,977		23,441
Total assets	736,996	156,378	70,456		963,830
Year Ended December 31, 2003:
Net sales	$1,159,035	$285,448	$—		$1,444,483
Operating income (loss)	86,289	1,673	(18,264	)(1)	69,698
Depreciation and amortization	50,072	7,916	5,944		63,932
Capital expenditures	22,596	724	726		24,046
Total assets	715,368	87,052	54,365		856,785
Year Ended December 31, 2002:
Net sales	$1,011,011	$219,740	$—		$1,230,751
Operating income (loss)	114,582	(3,343)	(12,919	)(1)	98,320
Depreciation and amortization	49,831	11,929	6,308		68,068
Capital expenditures	16,847	2	622		17,471
Total assets	729,501	84,363	61,695		875,559

(1)
Includes shared services, administrative and legal expense, along with the cost of our receivables securitization program.

Geographic Areas

	Year Ended December 31,
In Thousands
	2004	2003	2002
Net sales:
Domestic	$1,822,822	$1,266,993	$1,087,147
Foreign	383,417	177,490	143,604

Total	$2,206,239	$1,444,483	$1,230,751

19.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

In Thousands, Except Per Share Data*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$496,687	$522,272	$596,373	$590,907
Gross margin	50,900	67,589	76,071	56,585
Operating income	36,129	53,598	58,889	41,808
Net income	18,738	29,733	33,365	24,058
Basic earnings per share	0.57	0.91	1.01	0.72
Diluted earnings per share	0.57	0.90	1.00	0.71
Dividends per common share	0.08	0.08	0.08	0.08
2003
Net sales	$364,010	$359,119	$348,832	$372,523
Gross margin	21,184	34,894	31,024	38,288
Cost related to early retirement of debt	—	—	—	(13,816)
Operating income	7,277	22,847	21,745	17,830
Net (loss) income	(1,674)	8,440	7,726	(1,996)
Basic (loss) earnings per share	(0.05)	0.26	0.24	(0.06)
Diluted (loss) earnings per share	(0.05)	0.26	0.24	(0.06)
Dividends per common share	0.08	0.08	0.08	0.08

*
Totaling quarterly data for 2004 and 2003 may differ from the annual audited consolidated income statement due to rounding.

20.    SUPPLEMENTAL GUARANTOR INFORMATION

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

        In connection with the acquisition of the vinyls business of CONDEA Vista on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary, Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$21,082	$6	$—	$21,088
Receivables	177,264	14,443	121,657	(178,512)	134,852
Inventories	—	186,313	—	—	186,313
Prepaid expenses and other	—	5,090	96	—	5,186
Deferred income taxes	—	10,097	—	—	10,097

Total current assets	177,264	237,025	121,759	(178,512)	357,536
Property, plant and equipment, net	217	425,517	—	—	425,734
Goodwill	—	77,720	—	—	77,720
Other assets, net	14,502	88,338	—	—	102,840
Investment in subsidiaries	317,433	112,355	—	(429,788)	—

Total Assets	$509,416	$940,955	$121,759	$(608,300)	$963,830

Current portion of long-term debt	$100,000	$89,900	$—	$—	$189,900
Accounts payable	3,967	370,507	9,403	(178,512)	205,365
Interest payable	1,520	37	—	—	1,557
Accrued compensation	—	18,293	—	—	18,293
Other accrued liabilities	—	11,779	—	—	11,779

Total current liabilities	105,487	490,516	9,403	(178,512)	426,894
Long-term debt	128,583	—	—	—	128,583
Deferred income taxes	—	128,032	—	—	128,032
Other non-current liabilities	7,077	4,975	—	—	12,052

Total Liabilities	241,147	623,523	9,403	(178,512)	695,561

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	339	6	19	(25)	339
Additional paid-in capital	69,275	7,940	107,349	(115,289)	69,275
Deferred compensation	(3,062)	—	—	—	(3,062)
Retained earnings	201,717	309,486	4,988	(314,474)	201,717

Total stockholders' equity	268,269	317,432	112,356	(429,788)	268,269

Total liabilities and stockholders' equity	$509,416	$940,955	$121,759	$(608,300)	$963,830

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1,955	$10	$—	$1,965
Receivables	160,073	1,986	91,435	(166,580)	86,914
Inventories	—	124,616	—	—	124,616
Prepaid expenses and other	913	6,089	41	—	7,043
Deferred income taxes	—	8,368	—	—	8,368

Total current assets	160,986	143,014	91,486	(166,580)	228,906
Property, plant and equipment, net	136	460,672	—	—	460,808
Goodwill	—	77,720	—	—	77,720
Other assets, net	14,355	74,996	—	—	89,351
Investment in subsidiaries	202,481	89,173	—	(291,654)	—

Total Assets	$377,958	$845,575	$91,486	$(458,234)	$856,785

Current portion of long-term debt	$—	$1,000	$—	$—	$1,000
Accounts payable	4,226	295,734	2,300	(166,580)	135,680
Interest payable	1,728	84	—	—	1,812
Accrued compensation	—	15,058	—	—	15,058
Other accrued liabilities	—	9,614	—	—	9,614

Total current liabilities	5,954	321,490	2,300	(166,580)	163,164
Long-term debt	227,872	199,000	—	—	426,872
Deferred income taxes	—	122,617	—	—	122,617
Other non-current liabilities	7,693	—	—	—	7,693

Total liabilities	241,519	643,107	2,300	(166,580)	720,346

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	327	6	19	(25)	327
Additional paid-in capital	32,133	7,940	89,102	(97,042)	32,133
Deferred compensation	(2,380)	—	—	—	(2,380)
Retained earnings	106,359	194,522	65	(194,587)	106,359

Total stockholders' equity	136,439	202,468	89,186	(291,654)	136,439

Total liabilities and stockholders' equity	$377,958	$845,575	$91,486	$(458,234)	$856,785

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,830	$2,206,239	$10,066	$(20,896)	$2,206,239

Operating costs and expenses:
Cost of sales	—	1,955,095	—	—	1,955,095
Selling and administrative	19,481	56,993	5,143	(20,896)	60,721

Total operating costs and expenses	19,481	2,012,088	5,143	(20,896)	2,015,816

Operating income (loss)	(8,651)	194,151	4,923	—	190,423
Other income (expense):
Interest expense, net	(5,617)	(18,046)	—	—	(23,663)
Equity in income of subsidiaries	114,953	4,935	—	(119,888)	—

Income before income taxes	100,685	181,040	4,923	(119,888)	166,760
Provision for income taxes	(5,207)	66,075	—	—	60,868

Net income	$105,892	$114,965	$4,923	$(119,888)	$105,892

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,795	$1,444,483	$3,495	$(14,290)	$1,444,483

Operating costs and expenses:
Cost of sales	—	1,319,094	—	—	1,319,094
Selling and administrative	14,629	51,905	3,447	(14,290)	55,691

Total operating costs and expenses	14,629	1,370,999	3,447	(14,290)	1,374,785

Operating income (loss)	(3,834)	73,484	48	—	69,698
Other income (expense):
Interest expense, net	(6,237)	(31,905)	—	—	(38,142)
Cost related to early retirement of debt	(13,816)	—	—	—	(13,816)
Equity in income of subsidiaries	28,021	43	—	(28,064)	—

Income before income taxes	4,134	41,622	48	(28,064)	17,740
Provision for income taxes	(8,361)	13,606	—	—	5,245

Net income	$12,495	$28,016	$48	$(28,064)	$12,495

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,380	$1,230,751	$465	$(10,845)	$1,230,751

Operating costs and expenses:
Cost of sales	—	1,086,746	—	—	1,086,746
Selling and administrative	10,553	45,544	433	(10,845)	45,685

Total operating costs and expenses	10,553	1,132,290	433	(10,845)	1,132,431

Operating income (loss)	(173)	98,461	32	—	98,320
Other income:
Interest expense, net	(4,757)	(44,822)	—	—	(49,579)
Equity in income of subsidiaries	34,351	28	—	(34,379)	—

Income before income taxes	29,421	53,667	32	(34,379)	48,741
Provision for income taxes	(1,774)	19,320	—	—	17,546

Net income	$31,195	$34,347	$32	$(34,379)	$31,195

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$105,892	$114,965	$4,923	$(119,888)	$105,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquired amounts:
Depreciation and amortization	705	63,706	143	—	64,554
Deferred income taxes	—	3,686	—	—	3,686
Tax benefit related to stock plans	5,912	—	—	—	5,912
Other non-cash items	3,926	—	—	—	3,926
Equity in earnings of subsidiaries	(114,953)	(4,935)	—	119,888	—
Change in operating assets, liabilities and other	(18,007)	(24,926)	(5,070)	—	(48,003)

Net cash (used in) provided by operating activities	(16,525)	152,496	(4)	—	135,967

Investing activities:
Capital expenditures	(172)	(23,269)	—	—	(23,441)

Financing activities:
Net change in revolving line of credit	—	89,900	—	—	89,900
Long-term debt payments	—	(200,000)	—	—	(200,000)
Proceeds from issuance of common stock	27,948	—	—	—	27,948
Repurchase and retirement of common stock	(602)	—	—	—	(602)
Dividends	(10,649)	—	—	—	(10,649)

Net cash provided by (used in) financing activities	16,697	(110,100)	—	—	(93,403)

Net change in cash and cash equivalents	—	19,127	(4)	—	19,123
Cash and cash equivalents at beginning of year	—	1,955	10	—	1,965

Cash and cash equivalents at end of year	$—	$21,082	$6	$—	$21,088

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$12,495	$28,015	$49	$(28,064)	$12,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquired amounts:
Depreciation and amortization	1,278	62,436	218	—	63,932
Cost related to early retirement of debt	13,816	—	—	—	13,816
Deferred income taxes	—	(6,344)	—	—	(6,344)
Tax benefit related to stock plans	1,107	—	—	—	1,107
Other non-cash items	1,779	—	—	—	1,779
Equity in earnings of subsidiaries	(28,021)	(43)	—	28,064	—
Change in operating assets, liabilities and other	114,858	(116,298)	(268)	—	(1,708)

Net cash provided by (used in) operating activities	117,312	(32,234)	(1)	—	85,077

Investing activities:
Capital expenditures	(7)	(24,039)	—	—	(24,046)

Financing activities:
Long-term debt proceeds	100,666	200,000	—	—	300,666
Long-term debt payments	(200,000)	(149,780)	—	—	(349,780)
Redemption premium and fees paid to retire notes	(10,760)	—	—	—	(10,760)
Fees paid to issue debt	(2,239)	—	—	—	(2,239)
Proceeds from issuance of common stock	5,857	—	—	—	5,857
Repurchase and retirement of common stock	(435)	—	—	—	(435)
Dividends	(10,394)	—	—	—	(10,394)

Net cash (used in) provided by financing activities	(117,305)	50,220	—	—	(67,085)

Net change in cash and cash equivalents	—	(6,053)	(1)	—	(6,054)
Cash and cash equivalents at beginning of year	—	8,008	11	—	8,019

Cash and cash equivalents at end of year	$—	$1,955	$10	$—	$1,965

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$31,195	$34,347	$32	$(34,379)	$31,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquired amounts:
Depreciation and amortization	1,307	66,734	27	—	68,068
Deferred income taxes	—	6,822	—	—	6,822
Tax benefit related to stock plans	578	—	—	—	578
Other non-cash items	663	—	—	—	663
Equity in earnings of subsidiaries	(34,351)	(28)	—	34,379	—
Change in operating assets, liabilities and other	15,141	107,607	(61,828)	—	60,920

Net cash provided by (used in) operating activities	14,533	215,482	(61,769)	—	168,246

Investing activities:
Capital expenditures	—	(17,471)	—	—	(17,471)
Common stock issue	—	(136,770)	—	136,770	—
Dividends received from subsidiary	—	75,000	—	(75,000)	—

Net cash used in investing activities	—	(79,241)	—	61,770	(17,471)

Financing activities:
Long-term debt proceeds	626	149,780	—	—	150,406
Long-term debt payments	(9,478)	(288,033)	—	—	(297,511)
Proceeds from issuance of common stock	4,588	—	—	—	4,588
Additional proceeds from issuance of common stock to guarantor subsidiaries	—	—	136,770	(136,770)	—
Dividends paid	(10,269)	—	(75,000)	75,000	(10,269)

Net cash (used in) provided by financing activities	(14,533)	(138,253)	61,770	(61,770)	(152,786)

Net change in cash and cash equivalents	—	(2,012)	1	—	(2,011)
Cash and cash equivalents at beginning of year	—	10,020	10	—	10,030

Cash and cash equivalents at end of year	$—	$8,008	$11	$—	$8,019

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A. CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of December 31, 2004, to ensure that information required to be disclosed by the company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There have not been any changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

        Management's Report on Internal Control Over Financial Reporting.    Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The company's internal control over financial reporting is designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. Internal controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Because of the inherent limitations of internal controls, internal controls over financial reporting may not prevent or detect all misstatements or fraud. Therefore, no evaluation of internal control can provide absolute assurance that all control issues or instances of fraud will be prevented or detected.

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, the company's management concluded that, as of December 31, 2004, the company's internal control over financial reporting was effective based on those criteria.

        Deloitte & Touche LLP, the company's independent registered public accounting firm, which also audited the company's consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on management's assessment of the company's internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting included at Item 9A, that Georgia Gulf Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 1, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2005

Item 9B. OTHER INFORMATION.

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information set forth under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 17, 2005, are hereby incorporated by reference in response to this item.

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

        In addition, our Corporate Governance Guidelines and the charters for our audit committee, equity compensation committee and nominating and governance committee are available on our website at http://www.ggc.com under Investor Relations and are available in print to any stockholder who requests them from the Corporate Secretary of Georgia Gulf Corporation, 115 Perimeter Center Place, Suite 460, Atlanta, GA 30346.

        The following is additional information regarding our executive officers who are not directors, as of February 28, 2005:

        Joel I. Beerman, 54, has served as Vice President, General Counsel and Secretary since February 1994.

        William H. Doherty, 50, has served as Vice President, Vinyl Compounds Group since December 1999. Before then, Mr. Doherty served as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

        James T. Matthews, 51, has served as Vice President-Finance, Treasurer and Chief Financial Officer since December 2003 and as Treasurer since December 2002. Mr. Matthews served as Corporate Controller from March 2001 until August 2003. From 1996 to 2001 Mr. Matthews served as Vice President of Finance of the containerboard division of The Mead Corporation.

        Mark J. Seal, 53, has served as Vice President, Polymer Group since August 1993.

        C. Douglas Shannon, 53, has served as Vice President, Chemicals Groups since December 1999. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and managed feedstock purchasing.

        Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11. EXECUTIVE COMPENSATION.

        The information set forth under the captions "Election of Directors-Compensation of Directors" and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2005, is hereby incorporated by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Security Ownership of Principal Stockholders and Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2005, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information with respect to compensation plans under which equity securities of Georgia Gulf Corporation are authorized for issuance to employees as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,444,941	$24.90	1,588,092
Equity compensation plans not approved by security holders	—	—	—

Total	1,444,941	$24.90	1,588,092

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        We have not had any transactions required to be reported under this item for the calendar year 2004, or for the period from January 1, 2005 to the date of this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information contained in the section entitled "Appointment of Independent Registered Public Accounting Firm" in our proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2005, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  a)
  The following documents are filed as a part of this Form 10-K:

  (1)
  Consolidated Balance Sheets as of December 31, 2004 and 2003

  Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

  Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

  Notes to Consolidated Financial Statements

  Report of Independent Registered Public Accounting Firm

  (2)
  Financial Statement Schedules:

              The following consolidated financial statement schedule is for the years ended December 31, 2004, 2003 and 2002:

    Schedule II Valuation and Qualifying Accounts

    Schedules other than the one listed above are omitted because they are not required and are not applicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

    (3)
    Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

  (b)
  The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description
*10	Description of the 2005 Management Incentive Bonus Plan
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Rule 13a - 14(a)/15d - 14(a) Certifications
32	Section 1350 Certifications

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated November 30, 2004:

Exhibit No.	Description
10.1	Credit Agreement, dated as of November 12, 1999 and amended and restated as of November 23, 2004, among Georgia Gulf Corporation, the Eligible Subsidiaries referred to therein, the Lenders party thereto, JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank and as the Chase Manhattan Bank, as Administrative Agent, Syndication Agent and Collateral Agent, and Bank of America, N.A., as Documentation Agent.
10.2	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, by and among GGRC Corp., Georgia Gulf Corporation, Georgia Gulf Chemicals and Vinyls, LLC, Blue Ridge Asset Funding Corporation, Victory Receivables Corporation, Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated November 18, 2004:

Exhibit No.	Description
10.1	Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.
10.2	First Amendment to Receivables Sale Agreement, dated as of November 12, 2004, by and among Georgia Gulf Corporation, as a seller, Georgia Gulf Chemicals and Vinyls, LLC, as a seller, Georgia Gulf Lake Charles, LLC, as a seller, GGRC Corp. and Wachovia Bank, National Association, as the administrative agent.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q for the quarter ended September 30, 2004, filed November 1, 2004:

Exhibit No.	Description
*10.1	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy.
*10.2	Form of Executive Nonqualified Stock Option Agreement.
*10.3	Form of Non-Employee Director Nonqualified Stock Option Agreement.
*10.4	Form of Executive Restricted Shares Agreement.
*10.5	Form of Deferred Shares Agreement.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K Report dated June 2, 2004:

Exhibit No.	Description
99.1	Second Amendment to Receivables Purchase Agreement, dated May 27, 2004, to the Receivables Purchase Agreement dated as of November 15, 2002 among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, National Association as Administrative Agent.
99.2	Amendment No. 1 dated as of May 28, 2004 to the Credit Agreement dated as of November 12, 1999, and amended and restated as of December 3, 2003, among Georgia Gulf Corporation, the eligible subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent.

        The following exhibits are incorporated by reference to Appendices B and C to Georgia Gulf's proxy statement, filed April 13, 2004:

Exhibit No.	Description
*10.1	Georgia Gulf Corporation Amended and Restated 2002 Equity and Performance Incentive Plan.
*10.2	Georgia Gulf Corporation Senior Executive Bonus Plan.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K Report dated December 3, 2003:

Exhibit No.	Description
99.1	Amended and Restated Credit Agreement dated as of December 3, 2003 among Georgia Gulf Corporation, the eligible subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative Agent.
99.2	Indenture dated as of December 3, 2003, among Georgia Gulf Corporation and its subsidiary guarantors and SunTrust Bank, as Trustee, for the issuance of 7.125 percent senior notes due 2013.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K Report dated September 30, 2003:

Exhibit No.	Description
99.1	The Amendment dated as of September 26, 2003 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of August 9, 2002, among Georgia Gulf Corporation (the "Company"), the eligible subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent (the "Administrative Agent").

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K Report dated November 17, 2003:

Exhibit No.	Description
99.1	First Amendment to Receivables Purchase Agreement dated November 14, 2003 to the Receivables Purchase Agreement dated as of November 15, 2002. Among GGRC Corp., as Seller and Georgia Gulf Corporation and Georgia Gulf Chemicals & Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as Purchaser and Wachovia Bank, National Association as Administrative Agent.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-K for the year ended December 31, 2002, filed on March 5, 2003:

Exhibit No.	Description
99.1	Management representation of audit assurance from Arthur Andersen LLP.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K Report dated December 10, 2002, filed on December 11, 2002:

Exhibit No.	Description
99.1	Receivables Purchase Agreement Dated as of November 15, 2002 Among GGRC Corp., as Seller and Georgia Gulf Corporation and Georgia Gulf Chemicals & Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as Purchaser and Wachovia Bank, National Association as Administrative Agent.
99.2	Receivables Sale Agreement Dated as of November 15, 2002 Among Georgia Gulf Corporation as a Seller, Georgia Gulf Chemicals & Vinyls, LLC as a Seller and Georgia Gulf Lake Charles LLC as a Seller and GGRC Corp., as the Company.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q Report for the quarter ended June 30, 2002, filed August 13, 2002:

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement dated as of August 9, 2002, amending the Credit Agreement dated as of November 12, 1999, as amended by Amendment No. 1 dated as of April 17, 2000 and Amendment No. 2 dated as of June 30, 2001, among Georgia Gulf Corporation, the Eligible Subsidiaries party thereto, the Lenders party thereto and JP Morgan Chase Bank (formerly known as the Chase Manhattan Bank), as Administrative Agent.

        The following exhibit is incorporated by reference to Appendix A to Georgia Gulf's proxy statement filed April 10, 2002.

Exhibit No.	Description
*10	2002 Equity and Performance Incentive Plan

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q Report for the quarter ended June 30, 2001, filed August 14, 2001:

Exhibit No.	Description
10.1	Amendment No. 2, dated June 30, 2001 to the Credit Agreement dated as of November 12, 1999, among Georgia Gulf Corporation, the eligible subsidiaries party thereto and The Chase Manhattan Bank, as Administrative Agent.
10.2	Letter Agreement dated as of July 20, 2001, among GGRC Corp., as Seller, and Georgia Gulf Corporation and Georgia Gulf Chemicals & Vinyls, LLC, as Initial Servicers, and Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, N.A., as Administrative Agent.

        The following exhibit is incorporated by reference to Exhibit A to Georgia Gulf's proxy statement filed March 10, 2001.

Exhibit No.	Description
*10	Second Amendment to Employee Stock Purchase Plan.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-A amendment filed December 13, 2000:

Exhibit No.	Description
4.1	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf and EquiServe Trust Company, N.A.

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

GEORGIA GULF CORPORATION (Registrant)
Date: March 1, 2005	By:	/s/ EDWARD A. SCHMITT Edward A. Schmitt, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD A. SCHMITT Edward A. Schmitt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005
/s/ JAMES T. MATTHEWS James T. Matthews	Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2005
/s/ JOHN E. AKITT John E. Akitt	Director	March 1, 2005
/s/ CHARLES L. HENRY Charles L. Henry	Director	March 1, 2005
/s/ DENNIS M. CHORBA Dennis M. Chorba	Director	March 1, 2005
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	March 1, 2005
/s/ JERRY R. SATRUM Jerry R. Satrum	Director	March 1, 2005
/s/ YOSHI KAWASHIMA Yoshi Kawashima	Director	March 1, 2005

GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Year Ended December 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2002
Allowance for doubtful accounts	$2,407	$103	$—	$(725)	$1,785
2003
Allowance for doubtful accounts	$1,785	$4,118	$—	$(1,453)	$4,450
2004
Allowance for doubtful accounts	$4,450	$294	$(2,065)	$(805)	$1,874
Note receivable reserve	$—	$—	$2,065	$—	$2,065

NOTES:

  (1)
  Portion of allowance for doubtful accounts transferred to note receivable reserve upon conversion of related receivables to note.

  (2)
  Accounts receivable balances written off during the period, net of recoveries.

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
Item 9B. OTHER INFORMATION.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Item 11. EXECUTIVE COMPENSATION.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES