Form 10-Q
period 2005-03-31
GEORGIA GULF CORP /DE/
filed 2005-04-29
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-9753

GEORGIA GULF CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	58-1563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
115 Perimeter Center Place, Suite 460, Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2005
Common Stock, $0.01 par value	34,110,212

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2005

INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In thousands	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$2,736	$21,088
Receivables, net of allowance for doubtful accounts of $1,874 in 2005 and 2004	139,059	134,852
Inventories	215,106	186,313
Prepaid expenses and other current assets	5,480	5,186
Deferred income taxes	7,460	10,097

Total current assets	369,841	357,536
Property, plant and equipment, net	417,088	425,734
Goodwill	77,720	77,720
Other assets, net	177,648	102,840

Total assets	$1,042,297	$963,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$205,800	$189,900
Accounts payable	228,595	205,365
Interest payable	5,455	1,557
Accrued compensation	10,792	18,293
Other accrued liabilities	18,735	11,779

Total current liabilities	469,377	426,894
Long-term debt	128,583	128,583
Deferred income taxes	123,023	128,032
Other non-current liabilities	13,861	12,052

Total liabilities	734,844	695,561

Commitments and contingencies (note 7)
Stockholders' equity	307,453	268,269

Total liabilities and stockholders' equity	$1,042,297	$963,830

Common shares outstanding	34,110	33,925

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data
	2005	2004
Net sales	$645,409	$496,687
Operating costs and expenses:
Cost of sales	563,099	445,787
Selling, general and administrative expenses	15,850	14,771

Total operating costs and expenses	578,949	460,558

Operating income	66,460	36,129
Interest expense, net	(5,447)	(6,268)

Income before income taxes	61,013	29,861
Provision for income taxes	22,270	11,123

Net income	$38,743	$18,738

Earnings per share:
Basic	$1.15	$0.57
Diluted	$1.13	$0.57
Weighted average common shares:
Basic	33,775	32,609
Diluted	34,331	32,926

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In thousands
	2005	2004
Cash flows from operating activities:
Net income	$38,743	$18,738
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,678	15,772
Deferred income taxes	(2,372)	(122)
Tax benefit related to stock plans	1,353	—
Stock based compensation	816	1,296
Change in operating assets, liabilities and other	(81,036)	(21,105)

Net cash (used in) provided by operating activities	(26,818)	14,579

Cash flows used in investing activities:
Capital expenditures	(5,706)	(5,480)

Cash flows from financing activities:
Net change in revolving line of credit	15,900	—
Other long term debt payments	—	(400)
Proceeds from issuance of common stock	2,410	1,206
Purchase and retirement of common stock	(1,410)	(406)
Dividends paid	(2,728)	(2,629)

Net cash provided by (used in) financing activities	14,172	(2,229)

Net change in cash and cash equivalents	(18,352)	6,870
Cash and cash equivalents at beginning of period	21,088	1,965

Cash and cash equivalents at end of period	$2,736	$8,835

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the accounting policies followed by us during the period ended March 31, 2005.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In March 2005 the Financial Accounting Standards Board, ("FASB") issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 143 Accounting for Asset Retirement Obligations. This interpretation clarifies that the term "conditional asset retirement obligation" used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation ("ARO") if the fair value of the liability can be reasonably estimated.

        The ARO is recorded in the period in which the obligation meets the definition of a liability, generally when the asset is placed in service. When the ARO is initially recorded, the carrying amount of the related long-lived asset is increased by an amount equal to the present value of the liability due upon retirement of our long-lived assets. The liability is accreted to its present value each period at the credit-adjusted risk-free rate and the capitalized cost is depreciated over the useful life of the related long-lived asset. Any difference between costs incurred upon settlement of an ARO and the recorded liability will be recognized as a gain or loss in earnings. The ARO is based on a number of assumptions requiring professional judgment including the timing of settlement and our credit-adjusted risk-free rate. We cannot predict the type of revisions to these and other assumptions that will be required in future periods due to the availability of additional information, including technological changes, governmental requirements, changes in legal requirements and other factors. The cumulative effect of a change in accounting principle upon adoption of FIN No. 47 was not material and was recorded in cost of sales in the accompanying condensed consolidated statement of income.

        In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in Accounting Research Bulletin

("ARB") No. 43. SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard during the first quarter of 2005 and it did not impact our financial position or results of operations.

        In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us on January 1, 2006, due to the Securities and Exchange Commission's ("SEC's") Rule 2005-57, which amended the effective date of SFAS No. 123 (revised 2004). On March 29, 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004), Share-Based Payment and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We will be incorporating SAB No. 107 as part of our adoption of SFAS No. 123 (revised 2004). We are still evaluating the impact of these pronouncements.

        In December 2004 the FASB issued SFAS No. 153 Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This new standard is effective for us on July 1, 2005; however, we adopted this standard during the first quarter of 2005 and it did not impact our financial position or results of operations.

        In December 2004 the FASB issued FASB Staff Position No. 109-1 ("FSP FAS No. 109-1"), Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of "qualified production activities income" or taxable income. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We treated the estimated tax deduction on qualified production activities as a special tax deduction in accordance with SFAS No. 109 as prescribed by FSP FAS No. 109-1 during the first quarter of 2005.

3.     ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $165.0 million, as permitted by the Securitization. At March 31, 2005, and December 31, 2004, the unpaid balance of accounts receivable in the defined pool was approximately $305.7 million and $288.4 million, respectively. The balance of receivables sold as of March 31, 2005, and December 31, 2004, was $162.0 million and $165.0 million, respectively.

4.     INVENTORIES

        The major classes of inventories were as follows:

In thousands	March 31, 2005	December 31, 2004
Raw materials and supplies	$87,462	$63,226
Finished goods	127,644	123,087

Inventories	$215,106	$186,313

5.     OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

In Thousands	March 31, 2005	December 31, 2004
Advances for long-term purchase contracts	$115,313	$37,394
Investment in joint ventures	21,663	23,581
Debt issuance costs	6,131	6,495
Prepaid pension costs	18,315	18,729
Other	16,226	16,641

Total other assets	$177,648	$102,840

        In January 2005 we entered into a long-term raw materials supply contract, which required a $79.0 million advance payment and was classified in other assets.

6.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	March 31, 2005	December 31, 2004
Revolving credit facility*	$105,800	$89,900
7.625% notes due 2005	100,000	100,000
7.125% notes due 2013	100,000	100,000
Other	28,583	28,583

Total debt	334,383	318,483
Less current portion*	205,800	189,900

Long-term debt	$128,583	$128,583

*
During 2005 our expectation is to pay off our revolving credit facility of $105.8 million, and therefore, we have classified this debt as current. In addition, we have classified our $100.0 million 7.625 percent notes as current debt as they mature in November 2005.

7.     COMMITMENTS AND CONTINGENCIES

        Purchase Commitments.    In January 2005 we entered into a long-term raw materials supply contract through 2014, which required a $79.0 million advance payment that has been classified in other long-term assets in the accompanying balance sheet. We amortize this advance payment based on the physical delivery of the raw materials. In addition, this purchase commitment is designed to assure a source of supply and is not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the raw materials under similar purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for the purchase agreement under the normal purchase provision of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and its amendments.

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

        As of October 8, 2004, we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Under the terms of the settlement, we have paid $50,000 to the Louisiana Department of Environmental Quality and have expended $220,000 for the implementation and performance of certain beneficial environmental projects. Further, we will voluntarily undertake additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million in 2005. These payments and expenditures will not have a material effect on our financial position or on our results of operations.

        In August 2004 and January and February 2005, the United States Environmental Protection Agency ("USEPA") conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several "areas of concern," and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. It is likely that any such global settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and (or) other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While at this time we have no reason to believe that such costs will be material, there can be no assurances in that regard.

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

        There are several serious environmental issues concerning the vinyl chloride monomer ("VCM") facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition, we may make a claim for indemnification at any time; for environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, our agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista's responsibility; this presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

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

        The property owned by CONDEA Vista in Mansfield, Massachusetts, for which we negotiated an early lease termination in May 2001, has been the subject of ongoing environmental investigations under an order with the Massachusetts Department of Environmental Protection. Groundwater investigations continue at the Mansfield property to address identified on-site groundwater contamination and investigate the possible off-site migration of contaminated groundwater. It is also possible that the USEPA may list the property as a Superfund site. The environmental investigations and actions are associated with the past operations at the property and were not assumed in our lease of the property. In addition, CONDEA Vista has indemnified us for claims related to this environmental contamination beyond an aggregate threshold amount of about $0.3 million, including coverage for potential joint and several liabilities under the environmental statutes. Upon removal of manufacturing equipment and termination of the lease, the site with buildings and infrastructure equipment reverted to CONDEA Vista.

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

8.     STOCK-BASED COMPENSATION

        Restricted Stock Awards.    For the three months ended March 31, 2005 and 2004, we granted restricted stock awards for 110,375 and 108,542 shares, respectively, of our common stock to key employees of the company. The grant date fair value per share of restricted stock granted during the first three months of

2005 and 2004 was $52.81 and $27.11, respectively. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the first quarter of 2005 and 2004 related to the vesting of all restricted stock awards was approximately $0.5 million and $0.4 million, respectively. The unamortized costs of all unvested restricted stock awards of approximately $8.2 million at March 31, 2005, are included in stockholders' equity and are being amortized on a straight-line basis over the three-year vesting period.

        Stock Options.    For the three months ended March 31, 2005 and 2004, we granted stock options for 317,200 and 326,533 shares, respectively, of our common stock to key employees of the company. The exercise price of stock options granted during the first three months of 2005 and 2004 was $53.38 and $27.21, respectively. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. No compensation expense is recognized for our stock option plans.

        Pro Forma Effect of Stock Compensation Plans.    We account for our stock-based compensation plans in accordance with APB Opinion No. 25 Accounting for Stock Issued to Employees and comply with SFAS No. 123 Accounting for Stock-Based Compensation for disclosure purposes. Under these provisions, no compensation has been recognized for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2005 and 2004 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively.

	Stock purchase plan rights		Stock option grants
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	2.75%	1.29%	3.97%	4.00%
Expected life	1.0 year	1.0 year	4.7 years	8.0 years
Expected volatility	33%	29%	39%	40%
Expected dividend yield	0.64%	1.11%	0.61%	1.18%

        Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended March 31,
In thousands
	2005	2004
For stock option grants	$730	$738
For stock purchase plan rights	305	192

Total	1,035	930
Provision for income taxes	393	353

Total, net of taxes	$642	$577

        Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended March 31,
In thousands, except per share data
	2005	2004
Net income
As reported	$38,743	$18,738
Pro forma	38,101	18,161
Basic earnings per share:
As reported	$1.15	$0.57
Pro forma	1.13	0.56
Diluted earnings per share:
As reported	$1.13	$0.57
Pro forma	1.12	0.55

9.     EARNINGS PER SHARE

        There are no adjustments to "Net income" or "Income before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended March 31,
In thousands
	2005	2004
Weighted average common shares—basic	33,775	32,609
Plus incremental shares from assumed conversions:
Options and awards	537	303
Employee stock purchase plan rights	19	14

Weighted average common shares—diluted	34,331	32,926

        For the quarters ended March 31, 2005 and 2004, outstanding options to purchase 0.3 million and 0.9 million shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares during these periods.

10.   EMPLOYEE PENSION PLANS

        The following table provides the components for the net periodic benefit cost for all pension plans:

	Three months ended March 31,
In thousands
	2005	2004
Service cost	$819	$767
Interest cost	1,292	1,211
Expected return on plan assets	(1,787)	(1,385)
Amortization of:
Transition obligation	54	56
Prior service cost	76	83
Net loss	14	1

Net periodic benefit cost	$468	$733

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Three months ended March 31,
	2005	2004
Discount rate	6.00%	6.25%
Expected return on assets	8.50%	8.75%
Rate of compensation increase	4.31%	4.31%

        As of March 31, 2005, we have made no contributions during 2005 to the plan trust and $0.6 million in the form of direct benefit payments.

11.   SEGMENT INFORMATION

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

	Three months ended March 31,
In thousands
	2005	2004
Segment net sales:
Chlorovinyls	$397,115	$350,670
Aromatics	248,294	146,017

Net sales	$645,409	$496,687

Segment operating income (loss):
Chlorovinyls	$58,951	$38,320
Aromatics	14,276	3,806
Unallocated corporate services	(6,767)	(5,997)

Total operating income	$66,460	$36,129

In thousands	As of March 31, 2005	As of December 31, 2004
Segment assets:
Chlorovinyls	$849,100	$736,996
Aromatics	149,203	156,378
Corporate and general plant services	43,994	70,456

Total assets	$1,042,297	$963,830

12.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under our 7.125 percent senior subordinated notes are guaranteed by GG Terminal Management Corporation, Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. Georgia Gulf Corporation is in essence a holding company for all of its wholly owned subsidiaries. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet
March 31, 2005

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,726	$10	$—	$2,736
Receivables, net	267,673	113,640	113,716	(355,970)	139,059
Inventories	—	215,106	—	—	215,106
Prepaid expenses	—	5,411	69	—	5,480
Deferred income taxes	—	7,460	—	—	7,460

Total current assets	267,673	344,343	113,795	(355,970)	369,841
Property, plant and equipment, net	204	416,884	—	—	417,088
Goodwill	—	77,720	—	—	77,720
Other assets, net	14,119	163,529	—	—	177,648
Investment in subsidiaries	358,070	113,372	—	(471,442)	—

Total assets	$640,066	$1,115,848	$113,795	$(827,412)	$1,042,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$100,000	$105,800	$—	$—	205,800
Accounts payable	91,238	492,902	425	(355,970)	228,595
Interest payable	5,334	121	—	—	5,455
Accrued compensation	149	10,643	—	—	10,792
Other accrued liabilities	—	18,735	—	—	18,735

Total current liabilities	196,721	628,201	425	(355,970)	469,377
Long-term debt, net of current portion	128,583	—	—	—	128,583
Deferred income taxes	—	123,023	—	—	123,023
Other non-current liabilities	7,309	6,552	—	—	13,861

Total liabilities	332,613	757,776	425	(355,970)	734,844

Stockholders' equity	307,453	358,072	113,370	(471,442)	307,453

Total liabilities and stockholders' equity	$640,066	$1,115,848	$113,795	$(827,412)	$1,042,297

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2004

(Unaudited)

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$21,082	$6	$—	$21,088
Receivables, net	177,264	14,443	121,657	(178,512)	134,852
Inventories	—	186,313	—	—	186,313
Prepaid expenses and other	—	5,090	96	—	5,186
Deferred income taxes	—	10,097	—	—	10,097

Total current assets	177,264	237,025	121,759	(178,512)	357,536
Property, plant and equipment, net	217	425,517	—	—	425,734
Goodwill	—	77,720	—	—	77,720
Other assets, net	14,502	88,338	—	—	102,840
Investment in subsidiaries	317,433	112,355	—	(429,788)	—

Total Assets	$509,416	$940,955	$121,759	$(608,300)	$963,830

Current portion of long-term debt	$100,000	$89,900	$—	$—	$189,900
Accounts payable	3,967	370,507	9,403	(178,512)	205,365
Interest payable	1,520	37	—	—	1,557
Accrued compensation	—	18,293	—	—	18,293
Other accrued liabilities	—	11,779	—	—	11,779

Total current liabilities	105,487	490,516	9,403	(178,512)	426,894
Long-term debt	128,583	—	—	—	128,583
Deferred income taxes	—	128,032	—	—	128,032
Other non-current liabilities	7,077	4,975	—	—	12,052

Total liabilities	241,147	623,523	9,403	(178,512)	695,561

Stockholders' equity	268,269	317,432	112,356	(429,788)	268,269

Total liabilities and stockholders' equity	$509,416	$940,955	$121,759	$(608,300)	$963,830

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income

Three Months Ended March 31, 2005

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$645,409	$2,890	$(5,589)	$645,409
Operating costs and expenses:
Cost of sales	—	563,099	—	—	563,099
Selling, general and administrative expenses	4,971	14,592	1,876	(5,589)	15,850

Total operating costs and expenses	4,971	577,691	1,876	(5,589)	578,949

Operating income (loss)	(2,272)	67,718	1,014	—	66,460
Other (expense) income:
Interest expense, net	(710)	(4,737)	—	—	(5,447)
Equity in income of subsidiaries	40,637	1,017	—	(41,654)	—

Income before taxes	37,655	63,998	1,014	(41,654)	61,013
Provision (benefit) for (from) income taxes	(1,088)	23,358	—	—	22,270

Net income	$38,743	$40,640	$1,014	$(41,654)	$38,743

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income

Three Months Ended March 31, 2004

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
Other (expense) income:
Interest expense, net	(1,076)	(5,192)	—	—	(6,268)
Equity in income of subsidiaries	20,735	267	—	(21,002)	—

Income before taxes	17,553	33,044	266	(21,002)	29,861
Provision (benefit) for (from) income taxes	(1,185)	12,308	—	—	11,123

Net income	$18,738	$20,736	$266	$(21,002)	$18,738

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2005

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38,743	$40,640	$1,014	$(41,654)	$38,743
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	166	15,483	29	—	15,678
Deferred income taxes	—	(2,372)	—	—	(2,372)
Tax benefit related to stock plans	1,353	—	—	—	1,353
Stock based compensation	816	—	—	—	816
Equity in net income of subsidiaries	(40,637)	(1,017)	—	41,654	—
Change in operating assets, liabilities and other	1,287	(81,284)	(1,039)	—	(81,036)

Net cash (used in) provided by operating activities	1,728	(28,550)	4	—	(26,818)

Cash flows used in investing activities:
Capital expenditures	—	(5,706)	—	—	(5,706)

Cash flows from financing activities:
Net change in revolving line of credit	—	15,900	—	—	15,900
Other long term debt payments	—	—	—	—	—
Proceeds from issuance of common stock	2,410	—	—	—	2,410
Purchase and retirement of common stock	(1,410)	—	—	—	(1,410)
Dividends paid	(2,728)	—	—	—	(2,728)

Net cash provided by (used in) financing activities	(1,728)	15,900	—	—	14,172

Net change in cash and cash equivalents	—	(18,356)	4	—	(18,352)
Cash and cash equivalents at beginning of period	—	21,082	6	—	21,088

Cash and cash equivalents at end of period	$—	$2,726	$10	$—	$2,736

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading North American manufacturer and an international marketer of two integrated chemical product lines categorized into two operating segments, chlorovinyls and aromatics chemicals. Our primary chlorovinyls products include chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds; our primary aromatic products include cumene, phenol and acetone. All of our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

Results of Operations

        The following table sets forth our consolidated statement of operations data for the periods ended March 31, 2005 and 2004, and the percentage of net sales of each line item for the periods presented.

	Three months ended
Dollars in Millions
	March 31, 2005		March 31, 2004
Net sales	$645.4	100.0%	$496.7	100.0%
Cost of sales	563.1	87.2%	445.8	89.8%

Gross margin	82.3	12.8%	50.9	10.2%
Selling, general and administrative expenses	15.8	2.5%	14.8	3.0%

Operating income	66.5	10.3%	36.1	7.2%
Net interest expense	5.5	0.8%	6.3	1.3%
Provision for income taxes	22.3	3.5%	11.1	2.2%

Net income	$38.7	6.0%	$18.7	3.7%

        The following table sets forth certain financial data by segment for the periods ended March 31, 2005 and 2004, and the percentage of total of each line item for the periods presented.

	Three months ended
Dollars in Millions
	March 31, 2005		March 31, 2004
Net sales
Chlorovinyls	$397.1	61.5%	$350.7	70.6%
Aromatics	248.3	38.5%	146.0	29.4%

Total net sales	$645.4	100.0%	$496.7	100.0%

Gross margin
Chlorovinyls	$66.7	81.0%	$45.9	90.2%
Aromatics	15.6	19.0%	5.0	9.8%

Total Gross margin	$82.3	100.0%	$50.9	100.0%

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

        Net Sales.    For the three months ended March 31, 2005, net sales were $645.4 million, an increase of 30 percent compared to $496.7 million for the same quarter last year primarily as a result of a 40 percent increase in sales prices. Overall average sales prices changed primarily as a result of increases in the prices of vinyl resins of 29 percent, cumene of 54 percent and phenol of 65 percent. These sales price increases reflected strong demand for vinyl resins, cumene and phenol. High industry operating rates and significantly increased feedstock costs enabled us to increase our sales prices. Our sales volume decrease of 7 percent is mainly attributable to decreases in most chlorovinyls products.

        Chlorovinyls segment net sales totaled $397.1 million for the three months ended March 31, 2005, an increase of 13 percent compared with net sales of $350.7 million for the same quarter last year. Our overall average sales prices increased by 35 percent, primarily as a result of increases in the prices of vinyl resins of 29 percent, vinyl compounds of 17 percent and caustic soda of 126 percent. These price increases reflect higher prices for the feedstocks ethylene and chlorine and strong demand for our vinyl resins products as North American vinyl resins industry operating rate was about 93 percent for first quarter of 2005, or about flat with the same period in 2004. Our overall chlorovinyls sales volumes were down 16 percent from the first quarter of 2004 as a result of lower opportunistic spot export sales in the first quarter of 2005, building inventory for a scheduled plant turnaround in April 2005 and prolonged winter weather conditions during the first quarter of 2005, which hindered construction.

        Aromatics segment net sales were $248.3 million for the three months ended March 31, 2005, an increase of 70 percent compared to $146.0 million for the first quarter of 2004. This increase was primarily the result of increases in the price of cumene of 55 percent, phenol of 65 percent and acetone of 55 percent. These price increases reflect higher prices for the feedstocks benzene and propylene and strong demand for our phenol and acetone products as North American operating rates for both were about 95 percent, or 10 percent greater than in the same period last year. The 19 percent greater sales volume was primarily a result of increases in the sales volume of cumene of 32 percent and phenol of 10 percent. Cumene spot export sales volume more than doubled from the same period last year.

        Gross Margin.    Total gross margin increased from 10 percent of sales for the three months ended March 31, 2004, to 13 percent of sales for the three months ended March 31, 2005. This $31.4 million increase was due to higher sales prices, which outpaced higher raw materials costs. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced increases of 41 percent and 9 percent, respectively, from the first quarter of 2004 to the first quarter of 2005.

        Chlorovinyls segment gross margin increased from 13 percent of sales for the three months ended March 31, 2004, to 17 percent of sales for the three months ended March 31, 2005. This $20.8 million increase primarily reflects higher sales prices for vinyl resins, vinyl compounds and caustic soda outpacing higher raw materials costs. Our overall raw materials and natural gas prices increased 27 percent compared to the first quarter of 2004.

        Aromatics segment gross margin increased from 3 percent of sales for the three months ended March 31, 2004, to 6 percent of sales for the three months ended March 31, 2005. This $10.6 million improvement over the same three months last year is due primarily to higher sales prices and volumes for cumene and phenol. These sales price and volume increases more than offset overall raw materials and natural gas price increases of 56 percent compared to the same quarter of 2004.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $15.8 million for the three months ended March 31, 2005, an increase of $1.0 million from $14.8 million for the three months ended March 31, 2004. The change was primarily due to an increase in legal and professional fees of $0.6 million. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

        Net Interest Expense.    Net interest expense decreased to $5.5 million for the three months ended March 31, 2005, from $6.3 million for the three months ended March 31, 2004. This decrease was attributable to lower overall debt balances during the first quarter of 2005.

        Provision for Income Taxes.    The provision for income taxes was $22.3 million for the three months ended March 31, 2005, compared with $11.1 million for the three months ended March 31, 2004. The increase in income taxes resulted from a $31.1 million increase in pre-tax income when comparing periods.

Liquidity and Capital Resources

        Operating Activities.    For the three months ended March 31, 2005, we used $26.8 million of cash flow from operating activities as compared to generating $14.6 million during the three months ended March 31, 2004. The decrease in cash flow from operations of $41.4 million from the first quarter of 2004 to the first quarter of 2005 is due primarily to the following: a $79.0 million advance payment for a long-term raw material supply contract in 2005 and a $28.8 million increase in inventory in 2005 offset partially by a $55.9 million increase in trade receivables in 2004 and a $20.0 million increase in net income from the 2004 quarter to the 2005 quarter. The major sources of cash flow for the first quarter of 2005 were net income of $38.7 million, a $23.2 million increase in accounts payable, and a non-cash provision of $15.7 million for depreciation and amortization. Total working capital at March 31, 2005, was a deficit of $99.5 million versus a surplus of $94.1 million at March 31, 2004. Current portion of long-term debt of $205.8 million as of March 31, 2005, accounted for the majority of the difference in working capital between the quarters. During 2005 our expectation is to pay off our revolving credit facility of $105.8 million, and therefore, we have classified this debt as current. In addition, we have classified our $100.0 million 7.625 percent notes as current debt as they mature in November 2005. Other significant changes in working capital for 2005 included an increase in inventories and accounts payable. The inventories and accounts payable increases are a result of higher prices for our raw materials.

        Investing Activities.    Net cash used in investing activities was $5.7 million for the three months ended March 31, 2005, as compared to $5.5 million for the same period last year and is related primarily to investment in equipment.

        Financing Activities.    Cash provided by financing activities was $14.2 million for the three months ended March 31, 2005, as compared to cash used of $2.2 million for the three months ended March 31, 2004. The primary change during the first quarter of 2005 compared to the same period in 2004 was due to increasing our outstanding revolver balance by $15.9 million.

        On March 31, 2005, our balance sheet debt consisted of a $105.8 million senior secured revolving credit facility, which matures on November 21, 2009; $100.0 million principal amount of 7.625 percent senior secured notes, which are due November 15, 2005; $100.0 million principal amount of 7.125 percent senior unsecured notes, which are due December 15, 2013; and $28.6 million in other debt. Under our revolving credit facility we have a maximum borrowing capacity of $170.0 million. At March 31, 2005, our unused revolving credit facility totaled $58.4 million, net of outstanding letters of credit for $5.8 million and current borrowings of $105.8 million. During 2005 our expectation is to pay off our revolving credit facility of $105.8 million, and therefore, we have classified this debt as current. In addition, we have classified our $100.0 million 7.625 percent notes as current debt as they mature in November 2005.

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

        During the first quarter of 2005 and 2004, we declared quarterly dividends of $0.08 per share, or about $2.7 million.

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at March 31, 2005, and December 31, 2004, was $162.0 million and $165.0 million, respectively.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of March 31, 2005, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

        Contractual Obligations.    Our aggregate future cash payments under contractual obligations by category at March 31, 2005 were as follows:

In Millions	Total	2005	2006	2007	2008	2009	2010 and thereafter
Contractual obligations:
Long-term debt obligations(1)	$437	$121	$12	$12	$12	$134	$146
Operating lease obligations(2)	82	13	16	14	11	10	18
Purchase obligations(3)	5,111	629	688	734	610	604	1,846
Other	1	1	—	—	—	—	—

Total	$5,631	$764	$716	$760	$633	$748	$2,010

(1)
Includes principal and interest payments based upon our interest rates as of March 31, 2005. Long-term debt obligations are listed based on when they are contractually due. Therefore, the $105.8 million balance on our revolving credit facility is included in 2009.

(2)
We did not have any capital lease obligations as of March 31, 2005.

(3)
Amounts are based upon contractual raw material volumes and market rates as of March 31, 2005.

        Long-Term Debt.    Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $2.7 million, and the availability to borrow an additional $58.4 million under the revolving credit facility, at March 31, 2005, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the quarter ended March 31, 2005, we are in compliance with all such covenants.

        Operating Leases.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014.

        Purchase Obligations.    We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements.

Outlook

        The second quarter has traditionally been one of our stronger quarters due to the spring building season and we expect to capitalize on the forecasted improvements in the industry supply and demand fundamentals for our chlorovinyls and aromatics products. However, we experienced some planned and unplanned plant outages during April 2005 which will negatively impact our second quarter results as compared to the first quarter. In addition, raw materials and energy costs continue to remain volatile and impact our margins.

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to our exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

        We carried out an evaluation, under the supervision and with the participation of our management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act

Rule 13a-15(e). Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of March 31, 2005, to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the company's internal control over financial reporting during the company's fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        In August 2004 and January and February 2005 the United States Environmental Protection Agency ("USEPA") conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several "areas of concern," and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. It is likely that any such global settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While at this time we have no reason to believe that such costs will be material, there can be no assurances in that regard.

        We are involved in certain other legal proceedings that are described in our 2004 Annual Report on Form 10-K. During the three months ended March 31, 2005, there were no material developments in the status of these proceedings.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the first quarter ended March 31, 2005.

Issuer Purchase of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31, 2005	—	$—
February 1 - February 28, 2005	—	—
March 1 - March 31, 2005	26,051	54.13

Total	26,051	$54.13

(1)
Georgia Gulf did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect acquisitions of common stock in connection with the transfer of common stock to Georgia Gulf by employees in satisfaction of tax withholding obligations upon vesting of restricted stock awards.

Item 6. EXHIBITS

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: April 29, 2005	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date: April 29, 2005	/s/ JAMES T. MATTHEWS James T. Matthews Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED MARCH 31, 2005 INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. FINANCIAL STATEMENTS.
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet March 31, 2005 (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet December 31, 2004 (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Three Months Ended March 31, 2005 (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Three Months Ended March 31, 2004 (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2005 (Unaudited)
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2004 (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  Item 6. EXHIBITS
SIGNATURES