Form 10-Q
period 2005-06-30
GEORGIA GULF CORP /DE/
filed 2005-07-29
CIK 805264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 1-9753

GEORGIA GULF CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1563799
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
115 Perimeter Center Place, Suite 460,	30346
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (770) 395-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2005
Common Stock, $0.01 par value	34,113,520

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION.

Item 1.                        FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$1,886	$21,088
Receivables, net of allowance for doubtful accounts of $1,874 in 2005 and 2004	79,041	134,852
Inventories	189,713	186,313
Prepaid expenses and other current assets	5,936	5,186
Deferred income taxes	7,595	10,097
Total current assets	284,171	357,536
Property, plant and equipment, net	410,471	425,734
Goodwill	77,720	77,720
Other assets, net	175,982	102,840
Total assets	$948,344	$963,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$176,000	$189,900
Accounts payable	163,502	205,365
Interest payable	2,203	1,557
Accrued compensation	12,686	18,293
Other accrued liabilities	14,666	11,779
Total current liabilities	369,057	426,894
Long-term debt	128,583	128,583
Deferred income taxes	119,791	128,032
Other non-current liabilities	14,717	12,052
Total liabilities	632,148	695,561
Commitments and contingencies (note 8)
Stockholders’ equity	316,196	268,269
Total liabilities and stockholders’ equity	$948,344	$963,830
Common shares outstanding	34,110	33,925

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net sales	$584,162	$522,272	$1,229,571	$1,018,959
Operating costs and expenses:
Cost of sales	549,053	454,683	1,112,152	900,471
Selling, general and administrative expenses	14,615	13,991	30,465	28,761
Total operating costs and expenses	563,668	468,674	1,142,617	929,232
Operating income	20,494	53,598	86,954	89,727
Interest expense, net	(5,379)	(6,213)	(10,826)	(12,482)
Income before income taxes	15,115	47,385	76,128	77,245
Provision for income taxes	4,946	17,652	27,216	28,775
Net income	$10,169	$29,733	$48,912	$48,470
Earnings per share:
Basic	$0.30	$0.91	$1.45	$1.48
Diluted	$0.30	$0.90	$1.43	$1.47
Weighted average common shares:
Basic	33,888	32,799	33,832	32,704
Diluted	34,220	33,215	34,275	33,070

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income	$48,912	$48,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,387	31,815
Deferred income taxes	(5,738)	(122)
Tax benefit related to stock plans	1,677	1,336
Stock based compensation	1,831	1,893
Change in operating assets, liabilities and other	(65,460)	12,955
Net cash provided by operating activities	12,609	96,347
Cash flows used in investing activities:
Capital expenditures	(13,418)	(8,859)
Cash flows from financing activities:
Net change in revolving line of credit	(13,900)	—
Debt payments related to asset securitization	—	(35,000)
Other long term debt payments	—	(30,400)
Proceeds from issuance of common stock	2,646	5,909
Purchase and retirement of common stock	(1,682)	(603)
Dividends paid	(5,457)	(5,276)
Net cash used in financing activities	(18,393)	(65,370)
Net change in cash and cash equivalents	(19,202)	22,118
Cash and cash equivalents at beginning of period	21,088	1,965
Cash and cash equivalents at end of period	$1,886	$24,083

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the accounting policies followed by us during the period ended June 30, 2005.

2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for us on January 1, 2006, due to Securities and Exchange Commission (“SEC”) Rule 2005-57, which amended the effective date of SFAS No. 123 (revised 2004). On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We will be incorporating SAB No. 107 as part of our adoption of SFAS No. 123 (revised 2004). We are still evaluating the impact of these pronouncements on our consolidated financial statements.

In December 2004 the FASB issued FASB Staff Position No. 109-1 (“FSP FAS No. 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 introduces a special tax deduction of up to 9.0 percent when fully phased in, of the lesser of “qualified production activities income” or taxable income. FSP FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We are treating the estimated tax deduction on qualified production activities as a special tax deduction in accordance with SFAS No. 109 as prescribed by FSP FAS No. 109-1 during 2005.

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting

Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating, amortizing or depleting a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle. In addition, SFAS No. 154 requires a correction of an error in previously issued financial statements to be termed a “restatement.” SFAS No. 154 is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005. We anticipate that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At June 30, 2005, and December 31, 2004, the unpaid balance of accounts receivable in the defined pool was approximately $248.4 million and $288.4 million, respectively. The balances of receivables sold as of June 30, 2005, and December 31, 2004, were $163.0 million and $165.0 million, respectively.

On July 20, 2005, we were required to reduce the balance in the interest of receivables sold to $135.0 million due to the lower trade receivables balance on June 30, 2005. We funded this $28.0 million from the availability under our revolving credit facility.

4. INVENTORIES

The major classes of inventories were as follows:

(In thousands)	June 30, 2005	December 31, 2004
Raw materials and supplies	$82,750	$63,226
Finished goods	106,963	123,087
Inventories	$189,713	$186,313

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2005	December 31, 2004
Machinery and equipment	$968,885	$958,162
Land and land improvements	26,944	26,944
Buildings	31,854	31,769
Construction-in-progress	18,849	16,804
Property, plant and equipment, at cost	1,046,532	1,033,679
Accumulated depreciation	636,061	607,945
Property, plant and equipment, net	$410,471	$425,734

6. OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	June 30, 2005	December 31, 2004
Advances for long-term purchase contracts	$114,288	$37,394
Investment in joint ventures	21,628	23,581
Debt issuance costs	5,773	6,495
Prepaid pension costs	17,901	18,729
Other	16,392	16,641
Total other assets	$175,982	$102,840

In the first quarter of 2005, we entered into a long-term raw materials supply contract, which required a $79.0 million advance payment and was classified in other assets.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

(In thousands)	June 30, 2005	December 31, 2004
Revolving credit facility	$76,000	$89,900
7.625% notes due 2005	100,000	100,000
7.125% notes due 2013	100,000	100,000
Other	28,583	28,583
Total debt	304,583	318,483
Less current portion	176,000	189,900
Long-term debt	$128,583	$128,583

Over the next twelve months, our expectation is to pay off our revolving credit facility of $76.0 million, and therefore, we have classified this debt as current. In addition, we have classified our $100.0 million 7.625 percent notes as current debt as they mature in November 2005.

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments.   In January 2005 we entered into a long-term raw materials supply contract through 2014, which required a $79.0 million advance payment that has been classified in other long-term assets in the accompanying balance sheet. We amortize this advance payment based on the physical delivery of the raw materials. In addition, this purchase commitment is designed to assure a source of supply and is not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the raw materials under similar purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for the purchase agreement under the normal purchase provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments.

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

In September 1998 the state court trial judge granted the plaintiffs’ motion permitting the filing of amended petitions that added the additional allegations that we had engaged in intentional conduct against the plaintiffs. Amended petitions making such allegations were filed. Our two insurers notified us that they were reserving their rights to deny coverage to the extent liability could be established due to such intentional conduct in accordance with their insurance policies. We disputed the insurers’ reservation of rights. In December 1998, as required by the terms of the insurance policies, each insurer demanded arbitration of the issue of the insurers’ duties relating to the intentional conduct allegations. As a result of the arbitrations relating to the insurance issue, as permitted by federal statute, the insurers removed the cases to United States District Court in December 1998.

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

In August 2004 and January and February 2005, the United States Environmental Protection Agency (“USEPA”) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several “areas of concern,” and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. It is likely that any such global settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While at this time we have no reason to believe that such costs will be material, there can be no assurances in that regard.

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

There are several serious environmental issues concerning the vinyl chloride monomer (“VCM”) facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company (“CONDEA Vista” is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition, we may make a claim for indemnification at any time; for environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, our agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista’s responsibility; this presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

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

As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant. There is, however, a presumption for claims brought before November 12, 2004, by current or former CONDEA Vista employees and contractors that, absent a showing of new acute exposure after November 12, 1999, all responsibility will be deemed to have arisen before November 12, 1999, and will be solely CONDEA Vista’s.

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

9. STOCK-BASED COMPENSATION

Restricted Stock Awards.   For the six months ended June 30, 2005 and 2004, we granted restricted stock awards for 110,375 and 108,542 shares, respectively, of our common stock to key employees of the company. The grant date fair value per share of restricted stock granted during the first six months of 2005 and 2004 was $52.81 and $27.11, respectively. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the second quarter of 2005 and 2004 related to the vesting of all restricted stock awards was approximately $0.6 million and $0.4 million, respectively; compensation expense, net of tax, for the six months ended June 30, 2005 and 2004, was $1.1 million and $1.2 million, respectively. The unamortized costs of all unvested restricted stock awards of approximately $7.1 million at June 30, 2005, are included in stockholders’ equity and are being amortized on a straight-line basis over the three-year vesting period.

Stock Options.   For the six months ended June 30, 2005 and 2004, we granted stock options for 317,200 and 326,533 shares, respectively, of our common stock to key employees of the company. The exercise price of stock options granted during the first six months of 2005 and 2004 was $53.38 and $27.21, respectively. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. No compensation expense is recognized for our stock option plans.

Pro Forma Effect of Stock Compensation Plans.   We account for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, for disclosure purposes. Under these provisions, no compensation has been recognized for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2005 and 2004 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively.

	Stock purchase plan rights		Stock option grants
	Six months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	2.75%	1.29%	3.97%	4.00%
Expected life	1.0 year	1.0 year	4.7 years	8.0 years
Expected volatility	33%	29%	39%	40%
Expected dividend yield	0.64%	1.11%	0.61%	1.18%

Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
For stock option grants	$1,031	$830	$1,761	$1,568
For stock purchase plan rights	224	192	529	384
Total	1,255	1,022	2,290	1,952
Provision for income taxes	477	388	870	742
Total, net of taxes	$778	$634	$1,420	$1,210

Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended June 30,		Six months ended _June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income
As reported	$10,169	$29,733	$48,912	$48,470
Pro forma	9,391	29,099	47,492	47,260
Basic earnings per share:
As reported	$0.30	$0.91	$1.45	$1.48
Pro forma	0.28	0.89	1.40	1.45
Diluted earnings per share:
As reported	$0.30	$0.90	$1.43	$1.47
Pro forma	0.28	0.88	1.39	1.43

10. EARNINGS PER SHARE

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Weighted average common shares—basic	33,888	32,799	33,832	32,704
Plus incremental shares from assumed conversions:
Options and awards	300	383	418	343
Employee stock purchase plan rights	32	33	25	23
Weighted average common shares—diluted	34,220	33,215	34,275	33,070

Options to purchase 0.3 million and 0.5 million shares of common stock outstanding at June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock during these periods.

11. COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income is comprised of net income, additional minimum pension liability and the fair value of derivative instruments, net of related income taxes. The components of accumulated other comprehensive loss and total comprehensive income are shown as follows:

Accumulated other comprehensive loss—net of tax

(In thousands)	June 30, 2005	December 31, 2004
Minimum pension liability	$(159)	$(159)
Accumulated other comprehensive loss	$(159)	$(159)

Total comprehensive income

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Net income	$10,169	$29,733	$48,912	$48,470
Reclassification of gain on derivative contracts to income	—	—	—	(204)
Total comprehensive income	$10,169	$29,733	$48,912	$48,266

12. EMPLOYEE RETIREMENT PLANS

The following table provides the components for the net periodic benefit cost for all retirement plans:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Service cost	$819	$767	$1,638	$1,534
Interest cost	1,294	1,211	2,586	2,421
Expected return on plan assets	(1,788)	(1,385)	(3,575)	(2,770)
Amortization of:
Transition obligation	53	56	107	111
Prior service cost	77	83	153	166
Net loss	14	1	28	4
Net periodic benefit cost	$469	$733	$937	$1,466

Our major assumptions used to determine net periodic benefit cost for retirement plans are presented as weighted-averages:

	Six months ended June 30,
	2005	2004
Discount rate	6.00%	6.25%
Expected return on assets	8.50%	8.75%
Rate of compensation increase	4.31%	4.31%

As of June 30, 2005, we have made no contributions during 2005 to the plan trust and $0.6 million in the form of direct benefit payments.

13. SEGMENT INFORMATION

We have two reportable segments through which we conduct our operating activities: chlorovinyls and aromatics. These two segments reflect the organization that we use for internal reporting. The chlorovinyls segment is a highly integrated chain of products that includes chlorine, caustic soda, vinyl chloride monomer and vinyl resins and compounds. The aromatics segment is also vertically integrated and includes cumene and the co-products phenol and acetone.

Earnings of each segment exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for (benefit from) income taxes. Intersegment sales and transfers are insignificant.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Segment net sales:
Chlorovinyls	$382,111	$369,478	$779,226	$720,149
Aromatics	202,051	152,794	450,345	298,810
Net sales	$584,162	$522,272	$1,229,571	$1,018,959
Segment operating income (loss):
Chlorovinyls	$36,024	$53,048	$94,975	$91,368
Aromatics	(8,771)	5,958	5,505	9,764
Corporate and general plant services	(6,759)	(5,408)	(13,526)	(11,405)
Total operating income	$20,494	$53,598	$86,954	$89,727

14. SUPPLEMENTAL GUARANTOR INFORMATION

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
June 30, 2005
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,883	$3	$—	$1,886
Receivables, net	205,670	1,240	114,999	(242,868)	79,041
Inventories	—	189,713	—	—	189,713
Prepaid expenses	—	5,895	41	—	5,936
Deferred income taxes	—	7,595	—	—	7,595
Total current assets	205,670	206,326	115,043	(242,868)	284,171
Property, plant and equipment, net	191	410,280	—	—	410,471
Goodwill	—	77,720	—	—	77,720
Other assets, net	14,500	161,482	—	—	175,982
Investment in subsidiaries	369,676	114,563	—	(484,239)	—
Total assets	$590,037	$970,371	$115,043	$(727,107)	$948,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$100,000	$76,000	$—	$—	$176,000
Accounts payable	35,578	370,306	486	(242,868)	163,502
Interest payable	1,848	355	—	—	2,203
Accrued compensation	297	12,389	—	—	12,686
Other accrued liabilities	—	14,666	—	—	14,666
Total current liabilities	137,723	473,716	486	(242,868)	369,057
Long-term debt, net of current portion	128,583	—	—	—	128,583
Deferred income taxes	—	119,791	—	—	119,791
Other non-current liabilities	7,535	7,182	—	—	14,717
Total liabilities	273,841	600,689	486	(242,868)	632,148
Stockholders’ equity	316,196	369,682	114,557	(484,239)	316,196
Total liabilities and stockholders’ equity	$590,037	$970,371	$115,043	$(727,107)	$948,344

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2004
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$21,082	$6	$—	$21,088
Receivables, net	177,264	14,443	121,657	(178,512)	134,852
Inventories	—	186,313	—	—	186,313
Prepaid expenses and other	—	5,090	96	—	5,186
Deferred income taxes	—	10,097	—	—	10,097
Total current assets	177,264	237,025	121,759	(178,512)	357,536
Property, plant and equipment, net	217	425,517	—	—	425,734
Goodwill	—	77,720	—	—	77,720
Other assets, net	14,502	88,338	—	—	102,840
Investment in subsidiaries	317,433	112,355	—	(429,788)	—
Total Assets	$509,416	$940,955	$121,759	$(608,300)	$963,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$100,000	$89,900	$—	$—	$189,900
Accounts payable	3,967	370,507	9,403	(178,512)	205,365
Interest payable	1,520	37	—	—	1,557
Accrued compensation	—	18,293	—	—	18,293
Other accrued liabilities	—	11,779	—	—	11,779
Total current liabilities	105,487	490,516	9,403	(178,512)	426,894
Long-term debt	128,583	—	—	—	128,583
Deferred income taxes	—	128,032	—	—	128,032
Other non-current liabilities	7,077	4,975	—	—	12,052
Total liabilities	241,147	623,523	9,403	(178,512)	695,561
Stockholders’ equity	268,269	317,432	112,356	(429,788)	268,269
Total liabilities and stockholders’ equity	$509,416	$940,955	$121,759	$(608,300)	$963,830

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Three Months Ended June 30, 2005
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,941	$584,162	$3,375	$(6,316)	$584,162
Operating costs and expenses:
Cost of sales	—	549,053	—	—	549,053
Selling, general and administrative expenses	4,208	14,535	2,188	(6,316)	14,615
Total operating costs and expenses	4,208	563,588	2,188	(6,316)	563,668
Operating income (loss)	(1,267)	20,574	1,187	—	20,494
Other (expense) income:
Interest expense, net	(934)	(4,445)	—	—	(5,379)
Equity in income of subsidiaries	11,605	1,192	—	(12,797)	—
Income before taxes	9,404	17,321	1,187	(12,797)	15,115
Provision for (benefit from) income taxes	(765)	5,711	—	—	4,946
Net income	$10,169	$11,610	$1,187	$(12,797)	$10,169

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended June 30, 2004
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$522,272	$1,436	$(4,135)	$522,272
Operating costs and expenses:
Cost of sales	—	454,683	—	—	454,683
Selling, general and administrative expenses	3,771	13,175	1,180	(4,135)	13,991
Total operating costs and expenses	3,771	467,858	1,180	(4,135)	468,674
Operating income (loss)	(1,072)	54,414	256	—	53,598
Other income (expense):
Interest expense, net	(1,876)	(4,337)	—	—	(6,213)
Equity in income of subsidiaries	31,583	265	—	(31,848)	—
Income before taxes	28,635	50,342	256	(31,848)	47,385
Provision for (benefit from) income taxes	(1,098)	18,750	—	—	17,652
Net income	$29,733	$31,592	$256	$(31,848)	$29,733

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2005
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,640	$1,229,571	$6,265	$(11,905)	$1,229,571
Operating costs and expenses:
Cost of sales	—	1,112,152	—		1,112,152
Selling, general and administrative expenses	9,179	29,127	4,064	(11,905)	30,465
Total operating costs and expenses	9,179	1,141,279	4,064	(11,905)	1,142,617
Operating income (loss)	(3,539)	88,292	2,201	—	86,954
Other income (expense):
Interest expense, net	(1,644)	(9,182)	—	—	(10,826)
Equity in income of subsidiaries	52,242	2,209	—	(54,451)	—
Income before taxes	47,059	81,319	2,201	(54,451)	76,128
Provision for (benefit from) income taxes	(1,853)	29,069	—	—	27,216
Net income	$48,912	$52,250	$2,201	$(54,451)	$48,912

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Six Months Ended June 30, 2004
 (Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,398	$1,018,959	$2,669	$(8,067)	$1,018,959
Operating costs and expenses:
Cost of sales	—	900,471	—	—	900,471
Selling, general and administrative expenses	8,576	26,106	2,146	(8,067)	28,761
Total operating costs and expenses	8,576	926,577	2,146	(8,067)	929,232
Operating income (loss)	(3,178)	92,382	523	—	89,727
Other income (expense):
Interest expense, net	(2,953)	(9,529)	—	—	(12,482)
Equity in income of subsidiaries	52,318	533	—	(52,851)	—
Income before taxes	46,187	83,386	523	(52,851)	77,245
Provision for (benefit from) income taxes	(2,283)	31,058	—	—	28,775
Net income	$48,470	$52,328	$523	$(52,851)	$48,470

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$48,912	$52,250	$2,201	$(54,451)	$48,912
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	336	30,994	57	—	31,387
Deferred income taxes	—	(5,738)	—	—	(5,738)
Tax benefit related to stock plans	1,677	—	—	—	1,677
Stock based compensation	1,831	—	—	—	1,831
Equity in net income of subsidiaries	(52,242)	(2,209)	—	54,451	—
Change in operating assets, liabilities and other	3,979	(67,178)	(2,261)	—	(65,460)
Net cash (used in) provided by operating activities	4,493	8,119	(3)	—	12,609
Cash flows used in investing activities:
Capital expenditures	—	(13,418)	—	—	(13,418)
Cash flows from financing activities:
Net change in revolving line of credit	—	(13,900)	—	—	(13,900)
Proceeds from issuance of common stock	2,646	—	—	—	2,646
Purchase and retirement of common stock	(1,682)	—	—	—	(1,682)
Dividends paid	(5,457)	—	—	—	(5,457)
Net cash used in financing activities	(4,493)	(13,900)	—	—	(18,393)
Net change in cash and cash equivalents	—	(19,199)	(3)	—	(19,202)
Cash and cash equivalents at beginning of period	—	21,082	6	—	21,088
Cash and cash equivalents at end of period	$—	$1,883	$3	$—	$1,886

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

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading North American manufacturer and an international marketer of two integrated chemical product lines categorized into two operating segments, chlorovinyls and aromatics chemicals. Our primary chlorovinyls products include chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds; our primary aromatic products include cumene, phenol and acetone. All of our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods ended June 30, 2005 and 2004, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Six months ended
(Dollars in Millions)	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
Net sales	$584	100%	$522	100%	$1,229	100%	$1,019	100%
Cost of sales	549	94%	454	87%	1,112	90%	901	88%
Gross margin	35	6%	68	13%	117	10%	118	12%
Selling, general and administrative	15	2%	14	3%	30	3%	29	3%
Operating income	20	4%	54	10%	87	7%	89	9%
Net interest expense	5	1%	6	1%	11	1%	12	1%
Provision for income taxes	5	1%	18	3%	27	2%	29	3%
Net income	$10	2%	$30	6%	$49	4%	$48	5%

The following table sets forth certain financial data by segment for the periods ended June 30, 2005 and 2004, and the percentage of total of each line item for the periods presented.

	Three months ended				Six months ended
(Dollars in Millions)	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
Net sales
Chlorovinyls	$382	65%	$369	71%	$779	63%	$720	71%
Aromatics	202	35%	153	29%	450	37%	299	29%
Total net sales	$584	100%	$522	100%	$1,229	100%	$1,019	100%
Gross margin
Chlorovinyls	$43	123%	$61	90%	$109	93%	$106	90%
Aromatics	(8)	(23)%	7	10%	8	7%	12	10%
Total Gross margin	$35	100%	$68	100%	$117	100%	$118	100%

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Net Sales.   For the three months ended June 30, 2005, net sales were $584.2 million, an increase of 12 percent compared to $522.3 million for the same quarter last year primarily as a result of a 31 percent increase in sales prices. Overall average sales prices changed primarily as a result of increases in the prices of vinyl resins of 15 percent, cumene of 31 percent, vinyl compounds of 17 percent and caustic soda of 193 percent. High industry operating rates and significantly increased feedstock costs enabled us to increase our sales prices. Our sales volume decrease of 15 percent from the same period last year is mainly attributable to a decrease in demand resulting from customers reducing inventory due to decreasing prices during the second quarter of 2005; comparatively, in the same quarter of last year, customers were building inventory due to increasing prices. In addition, we experienced planned and unplanned outages in our chloralkali plant during the second quarter of 2005.

Chlorovinyls segment net sales totaled $382.1 million for the three months ended June 30, 2005, an increase of 3 percent compared to net sales of $369.5 million for the same quarter last year. Our overall average sales prices increased by 32 percent, primarily as a result of increases in the prices of vinyl resins of 15 percent, vinyl compounds of 17 percent and caustic soda of 193 percent. These vinyl resins and compounds price increases reflect higher prices for the feedstocks ethylene and chlorine and strong demand for our vinyl resins products as the North American vinyl resins industry operating rate was about 91 percent for the second quarter of 2005, or down about 6 percent from the same period in 2004. Our overall chlorovinyls sales volumes were down 22 percent from the second quarter of 2004 as a result of our customers reducing inventories during the second quarter of 2005 and our experiencing planned and unplanned outages in our chloralkali plant during the second quarter of 2005. Lower opportunistic spot export sales reflecting lower international vinyl resins prices than domestic prices during the second quarter of 2005 caused a further decline in sales.

Aromatics segment net sales were $202.1 million for the three months ended June 30, 2005, an increase of 32 percent compared to $152.8 million for the second quarter of 2004. This increase was primarily the result of increases in the price of cumene of 31 percent, phenol of 27 percent and acetone of 23 percent. These price increases reflect higher prices for the feedstocks benzene and propylene. The 5 percent greater sales volume was primarily a result of increases in the export sales volume of cumene of 163 percent from the same quarter last year as a result of opportunistic sales. This increase was partially offset by a 12 percent decrease in domestic demand for cumene as our customers began to reduce inventories during the second quarter of 2005. The North American cumene industry operating rate was only about 85 percent for the second quarter of 2005, or down about 5 percent from the same quarter in 2004. In addition, our domestic phenol sales volume increased 29 percent partially offsetting a 41 percent decrease in our export sales as a result of the start up of Asian phenol capacity during the first half of 2005.

Gross Margin.   Total gross margin decreased from 13 percent of sales for the three months ended June 30, 2004, to 6 percent of sales for the three months ended June 30, 2005. This $32.5 million decrease was due to higher raw materials costs, lower sales volumes and lower operating rates outpacing higher sales prices. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced increases of 38 percent and 12 percent, respectively, from the second quarter of 2004 to the second quarter of 2005.

Chlorovinyls segment gross margin decreased from 16 percent of sales for the three months ended June 30, 2004, to 11 percent of sales for the three months ended June 30, 2005. This $17.7 million decrease primarily reflects an increase in all raw materials prices and lower sales volumes and operating rates for all of our chlorovinyls products. Our overall raw materials and natural gas prices increased 26 percent compared to the second quarter of 2004. In conjunction with our lower sales volumes, we experienced the equivalent of a 39 day outage in our chloralkali plant during the second quarter of 2005 resulting in our overall chlorovinyls operating rates decreasing from 100 percent for the second quarter of 2004 to 76 percent for the second quarter of 2005.

Aromatics segment gross margin decreased from 5 percent of sales for the three months ended June 30, 2004, to negative 4 percent of sales for the three months ended June 30, 2005. This $14.7 million decrease from the same three months last year is due primarily to overall raw materials and energy prices increasing 35 percent and outpacing higher sales prices and volumes.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $14.6 million for the three months ended June 30, 2005, an increase of $0.6 million from $14.0 million for the three months ended June 30, 2004. The change was primarily due to an increase in legal and professional fees of $0.9 million and an increase in the discount on the sale of an interest in our trade receivables of $0.9 million due to more receivables being sold in the second quarter of 2005 compared to 2004. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $5.4 million for the three months ended June 30, 2005, from $6.2 million for the three months ended June 30, 2004. This decrease was attributable to lower overall debt balances during the second quarter of 2005.

Provision for Income Taxes.   The provision for income taxes was $4.9 million for the three months ended June 30, 2005, compared with $17.7 million for the three months ended June 30, 2004. The decrease in income taxes primarily resulted from a $32.3 million decrease in pre-tax income.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

Net Sales.   For the six months ended June 30, 2005, net sales were $1.2 billion, an increase of 21 percent compared to $1.0 billion for the same period last year primarily as a result of a 36 percent increase in sales prices. Overall average sales prices increased by approximately 34 percent for both segments. High industry operating rates and significantly increased feedstock costs enabled us to increase our sales prices. Our sales volume decrease of 11 percent from the same period last year is mainly attributable to a decrease in demand resulting from customers reducing inventory due to decreasing prices during the second quarter of 2005; comparatively, in the same quarter of last year, customers were building inventory due to increasing prices. Additionally, sales were negatively impacted due to the start up of Asian phenol capacity during the first half of 2005, and we experienced planned and unplanned outages in our chloralkali plant during the second quarter of 2005.

Chlorovinyls segment net sales totaled $779.2 million for the six months ended June 30, 2005, an increase of 8 percent compared with net sales of $720.1 million for the same period last year. Our overall average sales prices increased by 34 percent, primarily as a result of increases in the prices of vinyl resins of 22 percent, vinyl compounds of 17 percent and caustic soda of 157 percent. These vinyl resin and compound price increases reflect higher prices for the feedstocks ethylene and chlorine and strong demand for our vinyl resins products as the North American vinyl resins industry operating rate was about 92 percent for the first six months of 2005, or down about 3 percent from the same period in 2004. Our overall chlorovinyls sales volumes were down 19 percent from the first six months of 2004 as a result of lower opportunistic spot export sales during the first six months of 2005, prolonged winter weather conditions during the first quarter of 2005, our customers reducing inventories during the second quarter of 2005 and planned and unplanned outages in our chloralkali plant during the second quarter of 2005.

Aromatics segment net sales were $450.3 million for the six months ended June 30, 2005, an increase of 51 percent compared to $298.8 million for the first six months of 2004. This increase was primarily the result of increases in the price of cumene of 42 percent, phenol of 44 percent and acetone of 38 percent. These price increases reflect higher prices for the feedstocks benzene and propylene. The 12 percent greater sales volume was primarily a result of increases in the export sales volume of cumene of 122 percent from the same period last year as a result of opportunistic sales. Our domestic phenol sales volume increase of 32 percent more than offset a 26 percent decrease in export sales due to the start up Asian phenol capacity during the first half of 2005. The North American phenol industry operating rate was only about 88 percent for first six months of 2005, or down about 2 percent from the same period in 2004.

Gross Margin.   Total gross margin decreased from 12 percent of sales for the six months ended June 30, 2004, to 10 percent of sales for the six months ended June 30, 2005. This $1.1 million decrease was due to higher raw materials costs, lower sales and production volumes outpacing higher sales prices. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced increases of 40 percent and 11 percent, respectively, from the first six months of 2004 to the first six months of 2005.

Chlorovinyls segment gross margin decreased from 15 percent of sales for the six months ended June 30, 2004, to 14 percent of sales for the six months ended June 30, 2005. This decrease primarily reflects an increase in all raw materials prices and lower sales and production volumes for all of our chlorovinyls products. Our overall raw materials and natural gas prices increased 22 percent compared to the first six months of 2004. Furthermore, we experienced the equivalent of a 39 day outage in our chloralkali plant during the second quarter of 2005 resulting in our overall chlorovinyls operating rate decrease from 100 percent for the first six months of 2004 to 85 percent for the same period in 2005.

Aromatics segment gross margin decreased from 4 percent of sales for the six months ended June 30, 2004, to 2 percent of sales for the six months ended June 30, 2005. This $4.1 million decrease from the same six months last year is due primarily to the overall raw materials and energy price increase of 45 percent outpacing higher sales prices and volumes.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $30.5 million for the six months ended June 30, 2005, an increase of $1.7 million from $28.8 million for the six months ended June 30, 2004. The increase was primarily due to an increase in legal and professional fees of $1.4 million and an increase in the discount on sale of an interest in our trade receivables of $1.7 million due to more receivables being sold in the six months ended June 30, 2005, as compared to the same period in 2004. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $10.8 million for the six months ended June 30, 2005, from $12.5 million for the six months ended June 30, 2004. This decrease was attributable to lower overall debt balances during the first six months of 2005.

Provision for Income Taxes.   The provision for income taxes was $27.2 million for the six months ended June 30, 2005, compared with $28.8 million for the six months ended June 30, 2004. The decrease in income taxes resulted from a $1.1 million decrease in pre-tax income and a 1.5 percent decrease in the effective tax rate when comparing periods. The decrease in the effective tax rate is due to the estimated tax credits for 2005 created by the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Operating Activities.   For the six months ended June 30, 2005, we generated $12.6 million of cash flow from operating activities as compared to generating $96.3 million during the six months ended June 30, 2004. The decrease in cash flow from operations of $83.7 million from the first six months of 2004 to the first six months of 2005 is due primarily to the following:  a $79.0 million advance payment for a long-term raw material supply contract in 2005 and a $41.9 million decrease in accounts payable in 2005 offset partially by a $57.8 million increase in trade receivables in 2005. The major sources of cash flow for the first six months of 2005 were net income of $48.9 million, a $57.8 million decrease in trade receivables, and a non-cash provision of $31.4 million for depreciation and amortization. Total working capital at June 30, 2005, was a deficit of $84.9 million versus a deficit of $69.4 million at December 31, 2004. Significant changes in working capital for 2005 included a decrease in trade receivables and accounts payable. The trade receivables decrease was due to a decline in sales volumes and prices. The accounts payable decrease was a result of lower raw materials usage and prices.

Investing Activities.   Net cash used in investing activities was $13.4 million for the six months ended June 30, 2005, as compared to $8.9 million for the same period last year and is related primarily to investment in machinery and equipment.

Financing Activities.   Cash used by financing activities was $18.4 million for the six months ended June 30, 2005, as compared to cash used of $65.4 million for the six months ended June 30, 2004. The change during the first six months of 2005 compared to the same period in 2004 was primarily due to reducing total debt by $13.9 million in 2005 and $65.4 million in 2004. Of the debt reduction in 2004, $30.4 million was from cash provided by operations and $35.0 million came from selling an additional interest in our trade receivables. Proceeds from the issuance of common stock decreased $3.2 million from the first six months of 2004 to the same period in 2005. During the last half of 2005 our expectation is to use our revolving credit facility or obtain alternative financing to pay off our $100.0 million 7.625 percent notes due November 15, 2005.

On June 30, 2005, our balance sheet debt consisted of a $76.0 million senior secured revolving credit facility, which matures on November 21, 2009; $100.0 million principal amount of 7.625 percent senior secured notes, which are due November 15, 2005; $100.0 million principal amount of 7.125 percent senior unsecured notes, which are due December 15, 2013; and $28.6 million in other debt. Under our revolving credit facility we have a maximum borrowing capacity of $170.0 million. At June 30, 2005, our unused revolving credit facility totaled $86.2 million, net of outstanding letters of credit for $7.8 million and current borrowings of $76.0 million. Over the next twelve months, our expectation assuming adequate cash flows is to pay off our revolving credit facility of $76.0 million, and therefore, we have classified this debt as current. In addition, we have classified our $100.0 million 7.625 percent notes as current debt as they mature in November 2005.

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

During the first six months of 2005 and 2004, we paid quarterly dividends of $0.08 per share, or $5.5 million and $5.3 million, respectively.

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at June 30, 2005, and December 31, 2004, was $163.0 million and $165.0 million, respectively. On July 20, 2005, we were required to reduce the balance in the interest of receivables sold to $135.0 million due to the lower trade receivables balance on June 30, 2005. We funded this $28.0 million from the availability under our revolving credit facility.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of June 30, 2005, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future cash payments under contractual obligations by category at June 30, 2005 were as follows:

(In millions)	Total	2005	2006	2007	2008	2009	2010 and thereafter
Contractual obligations:
Long-term debt obligations(1)	$396	$112	$11	$11	$11	$104	$147
Operating lease obligations(2)	78	9	16	14	11	10	18
Purchase obligations(3)	4,131	351	625	633	503	498	1,521
Other	1	1	—	—	—	—	—
Total	$4,606	$473	$652	$658	$525	$612	$1,686

(1)          Includes principal and interest payments based upon our interest rates as of June 30, 2005. Long-term debt obligations are listed based on when they are contractually due. Therefore, the $76.0 million balance on our revolving credit facility is included in 2009.

(2)          We did not have any capital lease obligations as of June 30, 2005.

(3)          Amounts are based upon contractual raw materials volumes and market rates as of June 30, 2005.

Long-Term Debt.   Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $1.9 million, and the availability to borrow an additional $86.2 million under the revolving credit facility, at June 30, 2005, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the quarter ended June 30, 2005, we are in compliance with all such covenants.

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

Outlook

The third quarter traditionally reflects a seasonal easing of demand due to summer holiday closure of some of our customers’ fabrication plants. Scheduled outages at our VCM plant in Lake Charles, Louisiana facilities and cumene plant in Pasadena, Texas facility, will adversely impact our third quarter 2005 earnings. However, we do not expect our customers’ reduction of inventories or our chloralkali plant outages we experienced during the second quarter of 2005 to significantly impact the third quarter of 2005.

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

•       governmental and environmental regulations; and

•       other unforeseen circumstances.

A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant developments with respect to our exposure to market risk.

Item 4.                      CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2005, to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the company’s internal control over financial reporting during the company’s fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

In August 2004 and January and February 2005 the United States Environmental Protection Agency (“USEPA”) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several “areas of concern,” and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. It is likely that any such global settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While at this time we have no reason to believe that such costs will be material, there can be no assurances in that regard.

We are involved in certain legal proceedings that are described in our 2004 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. During the three months ended June 30, 2005, there were no material developments in the status of these proceedings.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended June 30, 2005.

Issuer Purchase of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – April 30, 2005	2,264	$46.55
May 1 – May 31, 2005	5,235	31.75
June 1 – June 30, 2005	—	—
Total	7,499	$36.22

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s annual meeting of stockholders was held May 17, 2005, in Atlanta, Georgia for the following purposes: (i) to elect two directors to serve for a term of three years; and (ii) to ratify the appointment of Deloitte & Touche LLP to serve as our independent registered public accountanting firm for the year ending December 31, 2005.

The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or abstentions
John E. Akitt	29,684,597	126,041	0
Charles L. Henry	29,696,746	113,892	0

In addition, the terms of the following directors continued after the meeting:

Dennis M. Chorba
Patrick J. Fleming
Yoshi Kawashima
Jerry R. Satrum
Edward A. Schmitt (Chairman of the Board of Directors)

The appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2005, was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
29,476,263	330,514	3,861	0

Item 6.                        EXHIBITS

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION
(Registrant)
Date: July 29, 2005	/s/ EDWARD A. SCHMITT
Edward A. Schmitt
President and Chief Executive Officer
(Principal Executive Officer)
Date: July 29, 2005	/s/ JAMES T. MATTHEWS
James T. Matthews
Vice President Finance, Treasurer and Chief Financial
Officer (Principal Financial Officer)