Form 10-Q
period 2005-09-30
GEORGIA GULF CORP /DE/
filed 2005-11-03
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(770) 395-4500

(Registrant’s telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2005
Common Stock, $0.01 par value	34,113,520

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.                        FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$8,968	$21,088
Receivables, net of allowance for doubtful accounts of $2,457 in 2005 and $1,874 in 2004	123,507	134,852
Inventories	163,747	186,313
Prepaid expenses and other current assets	6,438	5,186
Deferred income taxes	8,625	10,097
Total current assets	311,285	357,536
Property, plant and equipment, net	401,643	425,734
Goodwill	77,720	77,720
Other assets, net	173,808	102,840
Total assets	$964,456	$963,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$52,100	$189,900
Accounts payable	171,477	205,365
Interest payable	5,790	1,557
Accrued compensation	14,138	18,293
Other accrued liabilities	22,174	11,779
Total current liabilities	265,679	426,894
Long-term debt	228,583	128,583
Deferred income taxes	111,646	128,032
Other non-current liabilities	15,851	12,052
Total liabilities	621,759	695,561
Commitments and contingencies (note 8)
Stockholders’ equity	342,697	268,269
Total liabilities and stockholders’ equity	$964,456	$963,830
Common shares outstanding	34,114	33,925

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2005	2004	2005	2004
Net sales	$525,223	$596,373	$1,754,794	$1,615,332
Operating costs and expenses:
Cost of sales	464,884	520,302	1,577,036	1,420,773
Selling, general and administrative expenses	16,917	17,182	47,382	45,943
Total operating costs and expenses	481,801	537,484	1,624,418	1,466,716
Operating income	43,422	58,889	130,376	148,616
Interest expense, net	(5,148)	(5,717)	(15,975)	(18,199)
Income before income taxes	38,274	53,172	114,401	130,417
Provision for income taxes	10,341	19,807	37,556	48,582
Net income	$27,933	$33,365	$76,845	$81,835
Earnings per share:
Basic	$0.82	$1.01	$2.27	$2.49
Diluted	$0.82	$1.00	$2.24	$2.46
Weighted average common shares:
Basic	33,900	33,007	33,855	32,806
Diluted	34,150	33,513	34,234	33,218

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
In thousands	2005	2004
Cash flows from operating activities:
Net income	$76,845	$81,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,235	47,884
Deferred income taxes	(14,914)	(122)
Tax benefit related to stock plans	1,930	2,344
Stock based compensation	2,795	2,496
Change in operating assets, liabilities and other	(62,027)	(16,101)
Net cash provided by operating activities	51,864	118,336
Cash flows used in investing activities:
Capital expenditures	(19,041)	(15,721)
Cash flows from financing activities:
Net change in revolving line of credit	(37,800)	—
Debt payments related to asset securitization	—	(35,000)
Other long-term debt payments	—	(75,490)
Proceeds from issuance of common stock	2,724	16,686
Purchase and retirement of common stock	(1,682)	(603)
Dividends paid	(8,185)	(7,946)
Net cash used in financing activities	(44,943)	(102,353)
Net change in cash and cash equivalents	(12,120)	262
Cash and cash equivalents at beginning of period	21,088	1,965
Cash and cash equivalents at end of period	$8,968	$2,227

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the accounting policies followed by us during the period ended September 30, 2005.

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

In December 2004 the FASB issued FASB Staff Position No. 109-1 (“FSP FAS No. 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 introduces a special tax deduction, when fully phased in, of up to 9 percent, of the lesser of “qualified production activities income” or taxable income. FSP FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We are treating the estimated tax deduction on qualified production activities as a special tax deduction in accordance with SFAS No. 109 as prescribed by FSP FAS No. 109-1.

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

On September 15, 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13 Accounting for Purchases and Sales of Inventory with the Same Counterparty. The consensus states that an entity would be required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they have been entered into in contemplation of each other. The consensus also defines other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. This EITF will be effective for interim and annual reporting periods ending after March 15, 2006. We are currently evaluating the impact of this EITF; however, we anticipate its adoption will not have a material impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At September 30, 2005, and December 31, 2004, the unpaid balance of accounts receivable in the defined pool was approximately $260.1 million and $288.4 million, respectively. The balances of receivables sold as of September 30, 2005, and December 31, 2004, were $126.0 million and $165.0 million, respectively.

On October 20, 2005, we increased the balance in the interest of receivables sold under our asset securitization program to $145.0 million due to an increase in the defined pool of eligible trade receivables on September 30, 2005. We used the $19.0 million increase to pay down our revolving credit facility.

4. INVENTORIES

The major classes of inventories were as follows:

In thousands	September 30, 2005	December 31, 2004
Raw materials and supplies	$67,431	$63,226
Finished goods	96,316	123,087
Inventories	$163,747	$186,313

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

In thousands	September 30, 2005	December 31, 2004
Machinery and equipment	$967,160	$958,162
Land and land improvements	27,034	26,944
Buildings	31,854	31,769
Construction-in-progress	18,929	16,804
Property, plant and equipment, at cost	1,044,977	1,033,679
Accumulated depreciation	643,334	607,945
Property, plant and equipment, net	$401,643	$425,734

6. OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

In thousands	September 30, 2005	December 31, 2004
Advances for long-term purchase contracts	$113,422	$37,394
Investment in joint ventures	21,656	23,581
Debt issuance costs	5,418	6,495
Prepaid pension costs	17,088	18,729
Other	16,224	16,641
Total other assets	$173,808	$102,840

In the first quarter of 2005, we entered into a long-term raw materials supply contract, which required a $79.0 million advance payment and was classified in advances for long-term purchase contracts within other assets.

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2005	December 31, 2004
Revolving credit facility	$52,100	$89,900
7.625% notes due 2005	100,000	100,000
7.125% notes due 2013	100,000	100,000
Other	28,583	28,583
Total debt	280,683	318,483
Less current portion	52,100	189,900
Long-term debt	$228,583	$128,583

Over the next twelve months, we expect to pay off the borrowings under our revolving credit facility of $52.1 million, and therefore, we have classified this debt as current. At September 30, 2005, we had a maximum borrowing capacity of $170.0 million under our revolving credit facility, and our unused revolving credit facility totaled $110.1 million, net of outstanding letters of credit for $7.8 million and current borrowings of $52.1 million. On October 17, 2005, we entered into Amendment No. 1 to the credit agreement (the “Amendment”), which increased the available borrowings under our revolving credit facility, which expires in November 2009, from $170.0 million to $240.0 million. We expect to refinance the

$100.0 million of 7.625 percent notes due in November 2005 with proceeds from the amended revolving credit facility. This amount will remain outstanding over the next twelve months; therefore, the amount represented by the 7.625 percent notes has been classified as long-term in the accompanying balance sheet.

Under the senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. As of and for the nine months ended September 30, 2005, we were in compliance with all such covenants.

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

Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals), who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This court-approved settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident, other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and several collaterals who have filed suit in state court and opted not to participate in the class settlement, as well as the two worker plaintiffs and collaterals whose claims are pending in federal court (see discussion above). Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position or on our results of operations.

Many of the workers injured in this accident were employed by contractors we hired to perform various services on our site. Under the contracts for services, the contractors agreed to hold us harmless and indemnify us for amounts we were required to pay for personal injuries to their workers. During the course of this litigation, we made demands for the contractors to reimburse us for damage amounts we had paid to their employees. In August 2003 we recovered $3.1 million as reimbursement for amounts paid by us to one contractor’s employees. We continue to pursue additional repayments from other contractors, but we do not believe any future recoveries will be material.

As of October 8, 2004, we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and violation of leak detection and repair requirements. Under the terms of the settlement, we have paid $50,000 to the Louisiana Department of Environmental Quality and have expended $220,000 for the implementation and performance of certain beneficial environmental projects. Further, we will voluntarily undertake additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million in 2005. These payments and expenditures will not have a material effect on our financial position or on our results of operations.

In August 2004 and January and February 2005, the United States Environmental Protection Agency (“USEPA”) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several “areas of concern,” and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. It is likely that any such global settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material impact on the company’s financial statements.

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

9. STOCK-BASED COMPENSATION

Restricted Stock Awards.   For the nine months ended September 30, 2005 and 2004, we granted restricted stock awards for 110,375 and 108,542 shares, respectively, of our common stock to key employees of the company. The grant date fair value per share of restricted stock granted during the first nine months of 2005 and 2004 was $52.81 and $27.11, respectively. The restricted shares vest over a three-year period. Compensation expense, net of tax, for the third quarter of 2005 and 2004 related to the vesting of all restricted stock awards was approximately $0.5 million and $0.4 million, respectively; compensation expense, net of tax, for the nine months ended September 30, 2005 and 2004, was $1.6 million and $1.5 million, respectively. The unamortized costs of all unvested restricted stock awards of approximately $6.3 million at September 30, 2005, are included in stockholders’ equity and are being amortized on a straight-line basis over the three-year vesting period.

Stock Options.   For the nine months ended September 30, 2005 and 2004, we granted stock options for 317,200 and 326,533 shares, respectively, of our common stock to key employees of the company. The exercise price of stock options granted during the first nine months of 2005 and 2004 was $53.38 and $27.21, respectively. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

Pro Forma Effect of Stock Compensation Plans.   We account for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, for disclosure purposes. Under these provisions, no compensation expense has been recognized for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2005 and 2004 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004, respectively.

	Stock purchase plan rights		Stock option grants
	Nine months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	2.75%	1.29%	3.97%	4.00%
Expected life	1 year	1 year	5 years	8 years
Expected volatility	33%	29%	39%	40%
Expected dividend yield	1.33%	1.11%	0.61%	1.18%

Using the above assumptions, additional compensation expense under the fair value method would be:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2005	2004	2005	2004
For stock option grants	$1,045	$830	$2,805	$2,398
For stock purchase plan rights	299	192	828	575
Total	1,344	1,022	3,633	2,973
Provision for income taxes	511	388	1,380	1,129
Total, net of taxes	$833	$634	$2,253	$1,844

Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2005	2004	2005	2004
Net income
As reported	$27,933	$33,365	$76,845	$81,835
Pro forma	27,100	32,731	74,592	79,991
Basic earnings per share:
As reported	$0.82	$1.01	$2.27	$2.49
Pro forma	0.80	0.99	2.20	2.44
Diluted earnings per share:
As reported	$0.82	$1.00	$2.24	$2.46
Pro forma	0.80	0.98	2.19	2.42

10. EARNINGS PER SHARE

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2005	2004	2005	2004
Weighted average common shares—basic	33,900	33,007	33,855	32,806
Plus incremental shares from assumed conversions:
Options and awards	196	462	344	382
Employee stock purchase plan rights	54	44	35	30
Weighted average common shares—diluted	34,150	33,513	34,234	33,218

Options to purchase 0.5 million shares of common stock outstanding at September 30, 2005, were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the common stock during these periods. There were no such options outstanding at September 30, 2004.

11. COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income is comprised of net income (loss), additional minimum pension liability and the fair value of derivative instruments, net of related income taxes. The components of accumulated other comprehensive loss and total comprehensive income (loss) are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	September 30, 2005	December 31, 2004
Minimum pension liability	$(159)	$(159)
Accumulated other comprehensive loss	$(159)	$(159)

Total comprehensive income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2005	2004	2005	2004
Net income	$27,933	$33,365	$76,845	$81,835
Reclassification of gain on derivative contracts to income	—	—	—	(204)
Total comprehensive income	$27,933	$33,365	$76,845	$81,631

12. EMPLOYEE RETIREMENT PLANS

The following table provides the components for the net periodic benefit cost for all retirement plans:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2005	2004	2005	2004
Service cost	$909	$767	$2,547	$2,301
Interest cost	1,383	1,173	3,969	3,594
Expected return on plan assets	(1,775)	(1,385)	(5,350)	(4,155)
Amortization of:
Transition obligation	54	56	161	167
Prior service cost	76	79	228	245
Net loss (gain)	221	(247)	250	(243)
Net periodic benefit cost	$868	$443	$1,805	$1,909

Our major assumptions used to determine net periodic benefit cost for retirement plans are presented as weighted-averages:

	Nine months ended September 30,
	2005	2004
Discount rate	6.00%	6.25%
Expected return on assets	8.50%	8.75%
Rate of compensation increase	4.31%	4.31%

As of September 30, 2005, we have made no contributions during 2005 to the plan trust and we have paid out $0.6 million in the form of direct benefit payments.

13. INCOME TAXES

During the third quarter ended September 30, 2005, we recorded a $3.0 million favorable impact related to changes to the income apportionment rules of various states and the benefits of certain tax credits. Our overall effective income tax rate decreased from 37 percent for both the three months and nine months ended September 30, 2004, to 27 percent and 33 percent for the same periods in 2005 due to the estimated tax deductions created by the American Jobs Creation Act of 2004 and the described items above.

14. SEGMENT INFORMATION

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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2005	2004	2005	2004
Segment net sales:
Chlorovinyls	$388,247	$356,499	$1,167,473	$1,076,648
Aromatics	136,976	239,874	587,321	538,684
Net sales	$525,223	$596,373	$1,754,794	$1,615,332
Segment operating income (loss):
Chlorovinyls	$53,115	$39,797	$148,090	$131,165
Aromatics	(1,878)	27,546	3,627	37,310
Corporate and general plant services	(7,815)	(8,454)	(21,341)	(19,859)
Total operating income	$43,422	$58,889	$130,376	$148,616

15. SUBSEQUENT EVENTS

Impact of Hurricane Rita on the Fourth Quarter.   The devastating hurricane experienced by the U.S. gulf coast region in the last week of September of 2005 resulted in the disruption of our operations and minor property damage at some of our manufacturing facilities. Certain manufacturing plants were shut down in an orderly manner just prior to the hurricane and were down or running at reduced rates for about 18 days during the fourth quarter of 2005 as a result of the hurricane. As of October 19, 2005, plants have returned to near normal operations. The estimated financial impact of this event will result in charges of approximately $12.0 million in the fourth quarter involving repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricane. Impacts from the hurricane may continue for the remainder of this quarter, however, we do not believe that any additional impacts will be material. In addition, based on current projections of costs related to the hurricane, we believe it is unlikely that we will be able to recover material amounts through commercial insurance policies.

16. SUPPLEMENTAL GUARANTOR INFORMATION

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
September 30, 2005
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$8,962	$6	$—	$8,968
Receivables, net	175,587	1,240	132,238	(185,558)	123,507
Inventories	—	163,747	—	—	163,747
Prepaid expenses	—	6,379	59	—	6,438
Deferred income taxes	—	8,625	—	—	8,625
Total current assets	175,587	188,953	132,303	(185,558)	311,285
Property, plant and equipment, net	184	401,459	—	—	401,643
Goodwill	—	77,720	—	—	77,720
Other assets, net	15,193	158,615	—	—	173,808
Investment in subsidiaries	399,347	114,727	—	(514,074)	—
Total assets	$590,311	$941,474	$132,303	$(699,632)	$964,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$52,100	$—	$—	$52,100
Accounts payable	5,024	334,426	17,585	(185,558)	171,477
Interest payable	5,762	28	—	—	5,790
Accrued compensation	446	13,692	—	—	14,138
Other accrued liabilities	—	22,174	—	—	22,174
Total current liabilities	11,232	422,420	17,585	(185,558)	265,679
Long-term debt, net of current portion	228,583	—	—	—	228,583
Deferred income taxes	—	111,646	—	—	111,646
Other non-current liabilities	7,799	8,052	—	—	15,851
Total liabilities	247,614	542,118	17,585	(185,558)	621,759
Stockholders’ equity	342,697	399,356	114,718	(514,074)	342,697
Total liabilities and stockholders’ equity	$590,311	$941,474	$132,303	$(699,632)	$964,456

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Three Months Ended September 30, 2005
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,425	$525,223	$2,188	$(5,613)	$525,223
Operating costs and expenses:
Cost of sales	—	464,884	—	—	464,884
Selling, general and administrative expenses	4,703	15,799	2,028	(5,613)	16,917
Total operating costs and expenses	4,703	480,683	2,028	(5,613)	481,801
Operating income (loss)	(1,278)	44,540	160	—	43,422
Other (expense) income:
Interest expense, net	(1,083)	(4,065)	—	—	(5,148)
Equity in income of subsidiaries	29,670	164	—	(29,834)	—
Income before taxes	27,309	40,639	160	(29,834)	38,274
Provision for (benefit from) income taxes	(624)	10,965	—	—	10,341
Net income	$27,933	$29,674	$160	$(29,834)	$27,933

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Three Months Ended September 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,699	$596,373	$1,995	$(4,694)	$596,373
Operating costs and expenses:
Cost of sales	—	520,302	—	—	520,302
Selling, general and administrative expenses	6,876	13,670	1,330	(4,694)	17,182
Total operating costs and expenses	6,876	533,972	1,330	(4,694)	537,484
Operating income (loss)	(4,177)	62,401	665	—	58,889
Other income (expense):
Interest expense, net	(1,248)	(4,469)	—	—	(5,717)
Equity in income of subsidiaries	36,769	668	—	(37,437)	—
Income before taxes	31,344	58,600	665	(37,437)	53,172
Provision for (benefit from) income taxes	(2,021)	21,828	—	—	19,807
Net income	$33,365	$36,772	$665	$(37,437)	$33,365

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Nine months Ended September 30, 2005
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,065	$1,754,794	$8,453	$(17,518)	$1,754,794
Operating costs and expenses:
Cost of sales	—	1,577,036	—	—	1,577,036
Selling, general and administrative expenses	13,883	44,926	6,091	(17,518)	47,382
Total operating costs and expenses	13,883	1,621,962	6,091	(17,518)	1,624,418
Operating income (loss)	(4,818)	132,832	2,362	—	130,376
Other income (expense):
Interest expense, net	(2,727)	(13,248)	—	—	(15,975)
Equity in income of subsidiaries	81,913	2,373	—	(84,286)	—
Income before taxes	74,368	121,957	2,362	(84,286)	114,401
Provision for (benefit from) income taxes	(2,477)	40,033	—	—	37,556
Net income	$76,845	$81,924	$2,362	$(84,286)	$76,845

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Income Statement
Nine months Ended September 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$8,097	$1,615,332	$4,664	$(12,761)	$1,615,332
Operating costs and expenses:
Cost of sales	—	1,420,773	—	—	1,420,773
Selling, general and administrative expenses	15,453	39,775	3,476	(12,761)	45,943
Total operating costs and expenses	15,453	1,460,548	3,476	(12,761)	1,466,716
Operating income (loss)	(7,356)	154,784	1,188	—	148,616
Other income (expense):
Interest expense, net	(4,200)	(13,999)	—	—	(18,199)
Equity in income of subsidiaries	89,087	1,201	—	(90,288)	—
Income before taxes	77,531	141,986	1,188	(90,288)	130,417
Provision for (benefit from) income taxes	(4,304)	52,886	—	—	48,582
Net income	$81,835	$89,100	$1,188	$(90,288)	$81,835

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2005
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$76,845	$81,924	$2,362	$(84,286)	$76,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501	46,649	85	—	47,235
Deferred income taxes	—	(14,914)	—	—	(14,914)
Tax benefit related to stock plans	1,930	—	—	—	1,930
Stock based compensation	2,795	—	—	—	2,795
Equity in net income of subsidiaries	(81,913)	(2,373)	—	84,286	—
Change in operating assets, liabilities and other	6,985	(66,565)	(2,447)	—	(62,027)
Net cash provided by operating activities	7,143	44,721	—	—	51,864
Cash flows used in investing activities:
Capital expenditures	—	(19,041)	—	—	(19,041)
Cash flows from financing activities:
Net change in revolving line of credit	—	(37,800)	—	—	(37,800)
Proceeds from issuance of common stock	2,724	—	—	—	2,724
Purchase and retirement of common stock	(1,682)	—	—	—	(1,682)
Dividends paid	(8,185)	—	—	—	(8,185)
Net cash used in financing activities	(7,143)	(37,800)	—	—	(44,943)
Net change in cash and cash equivalents	—	(12,120)	—	—	(12,120)
Cash and cash equivalents at beginning of period	—	21,082	6	—	21,088
Cash and cash equivalents at end of period	$—	$8,962	$6	$—	$8,968

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Nine months Ended September 30, 2004
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$81,835	$89,100	$1,188	$(90,288)	$81,835
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	535	47,226	123	—	47,884
Benefit from deferred income taxes	—	(122)	—	—	(122)
Tax benefit related to stock plans	2,344	—	—	—	2,344
Stock based compensation	2,496	—	—	—	2,496
Equity in net income of subsidiaries	(89,087)	(1,201)	—	90,288	—
Change in operating assets, liabilities and other	(6,260)	(8,523)	(1,318)	—	(16,101)
Net cash (used in) provided by operating activities	(8,137)	126,480	(7)	—	118,336
Cash flows (used in) investing activities:
Capital expenditures	—	(15,721)	—	—	(15,721)
Cash flows from financing activities:
Debt payments related to asset securitization	—	(35,000)	—	—	(35,000)
Other long-term debt payments	—	(75,490)	—	—	(75,490)
Proceeds from issuance of common stock	16,686	—	—	—	16,686
Purchase and retirement of common stock	(603)	—	—	—	(603)
Dividends paid	(7,946)	—	—	—	(7,946)
Net cash provided by (used in) financing activities	8,137	(110,490)	—	—	(102,353)
Net change in cash and cash equivalents	—	269	(7)	—	262
Cash and cash equivalents at beginning of period	—	1,955	10	—	1,965
Cash and cash equivalents at end of period	$—	$2,224	$3	$—	$2,227

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading North American manufacturer and an international marketer of two integrated chemical product lines categorized into two operating segments, chlorovinyls and aromatics chemicals. Our primary chlorovinyls products include chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds; our primary aromatic products include cumene, phenol and acetone. All of our products are used primarily by customers as raw materials to manufacture a diverse range of products that serve numerous consumer markets for durable and non-durable goods and construction.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods ended September 30, 2005 and 2004, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Net sales	$ 525	100%	$ 596	100%	$ 1,755	100%	$ 1,615	100%
Cost of sales	465	89%	520	87%	1,577	90%	1,421	88%
Gross margin	60	11%	76	13%	178	10%	194	12%
Selling, general and administrative	17	3%	17	3%	48	3%	46	3%
Operating income	43	8%	59	10%	130	7%	149	9%
Net interest expense	5	1%	6	1%	16	1%	18	1%
Provision for income taxes	10	2%	20	3%	37	2%	49	3%
Net income	$ 28	5%	$ 33	6%	$ 77	4%	$ 82	5%

The following table sets forth certain financial data by segment for the periods ended September 30, 2005 and 2004, and the percentage of total of each line item for the periods presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004
Net sales
Chlorovinyls	$ 388	74%	$ 356	60%	$ 1,168	67%	$ 1,076	67%
Aromatics	137	26%	240	40%	587	33%	539	33%
Total net sales	$ 525	100%	$ 596	100%	$ 1,755	100%	$ 1,615	100%
Gross margin
Chlorovinyls	$ 61	102%	$ 47	62%	$ 171	96%	$ 154	79%
Aromatics	(1)	(2)%	29	38%	7	4%	40	21%
Total Gross margin	$ 60	100%	$ 76	100%	$ 178	100%	$ 194	100%

Three Months Ended September 30, 2005, Compared With Three Months Ended September 30, 2004

Net Sales.   For the three months ended September 30, 2005, net sales were $525.2 million, a decrease of 12 percent compared to $596.4 million for the same quarter last year primarily as a result of a 15 percent decrease in overall sales volumes. Our overall sales volume decrease from the same period last year is mainly attributable to a decrease in demand for our aromatic products as a result of increased Asian phenol capacity during 2005 and lower cumene spot sales. In addition, our sales volumes were impacted by inclement weather conditions in the U.S. gulf coast region caused by increased hurricane activity compared to the same period last year. Our overall average sales prices increase of 4 percent is primarily a result of increases in the prices of caustic soda and vinyl resins and compounds.

Chlorovinyls segment net sales totaled $388.2 million for the three months ended September 30, 2005, an increase of 9 percent compared to net sales of $356.5 million for the same quarter last year. Our overall average sales prices increased by 17 percent, primarily as a result of increases in the prices of caustic soda of 123 percent, vinyl resins of 7 percent and vinyl compounds of 12 percent. The vinyl resins and compounds price increases reflect higher prices for the feedstocks ethylene and chlorine. Our overall chlorovinyls sales volumes were down 7 percent from the third quarter of 2004 as a result of lower spot export sales during the third quarter of 2005.

Aromatics segment net sales were $137.0 million for the quarter ended September 30, 2005, a decrease of 43 percent compared to $239.9 million for the third quarter of 2004. This decrease was primarily due to a decrease in our overall aromatics sales volumes of 33 percent as a result of cumene, phenol and acetone sales volume decreases of 29 percent, 48 percent and 25 percent, respectively. These decreases were due primarily to a 68 percent decrease in our phenol export sales volume from the same quarter last year as a result of increased Asian phenol capacity during 2005 and a 40 percent decrease in our cumene domestic sales volume as a result of lower spot sales, which we had a higher level of during the third quarter of last year due to a competitor’s unscheduled cumene plant outage. The North American cumene, phenol and acetone industry operating rates were all in the low eighty percentiles for the third quarter of 2005, or down about 11 percent from the same quarter in 2004. Our overall average selling price decreased as a result of decreases in the prices of cumene of 12 percent, phenol of 11 percent and acetone of 8 percent. These sales price decreases reflect lower prices for the feedstock benzene.

Gross Margin.   Total gross margin decreased from 13 percent of sales for the three months ended September 30, 2004, to 11 percent of sales for the three months ended September 30, 2005. This $15.7 million decrease was due to lower sales and production volumes and higher raw materials and energy costs outpacing higher sales prices. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced increases of 43 percent and 44 percent, respectively, from the third quarter of 2004 to the third quarter of 2005.

Chlorovinyls segment gross margin increased from 13 percent of sales for the three months ended September 30, 2004, to 16 percent of sales for the three months ended September 30, 2005. This $13.6 million increase primarily reflects increases in the sales prices of all our chlorovinyls products outpacing increases in raw materials prices and lower overall sales and production volumes. Our overall raw materials and natural gas prices increased 34 percent compared to the third quarter of 2004.

Aromatics segment gross margin decreased from 12 percent of sales for the three months ended September 30, 2004, to about zero percent of sales for the three months ended September 30, 2005. This $29.4 million decrease from the same three months last year is due primarily to lower sales prices and volumes in all products and higher propylene and energy prices outpacing lower benzene prices. Our aromatics operating rate decreased from about 98 percent for the third quarter of 2004 to about 52 percent for the same period in 2005 due primarily to increased Asian phenol capacity during 2005 and lower spot sales, which we had a higher level of during the third quarter of last year due to a competitor’s unscheduled cumene plant outage.

Impact from Hurricanes Katrina and Rita on Third Quarter.   The devastating hurricanes experienced by the U.S. gulf coast region in the last weeks of August and September of 2005 resulted in the disruption of our operations and minor property damage at our Louisiana, Mississippi and Texas facilities. Certain of our manufacturing plants were shut down in an orderly manner just prior to the hurricanes and were down or running at reduced rates for about 12 to 15 days during the third quarter of 2005 as a result of the hurricanes. The financial impact of these events resulted in charges of approximately $13.0 million in the third quarter of 2005 involving repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricanes. In addition based on current projections of costs related to the hurricanes, we believe it is unlikely that we will be able to recover material amounts through commercial insurance policies.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $16.9 million for the three months ended September 30, 2005, a decrease of $0.3 million from $17.2 million for the three months ended September 30, 2004. The decrease was primarily due to a decline in profit share incentive of $1.4 million and the reduction in executive retirement bonus of $1.8 million related to the transfer of insurance cash surrender values to, and the related tax withholdings for, executives as part of the termination of our split dollar life insurance plan in the third quarter of 2004. The decreases in selling, general and administrative expenses were substantially offset by an increase in bad debt expense of $1.4 million, an increase in legal and professional fees of $0.4 million and an increase in the discount on sale of an interest in our trade receivables of $0.7 million due to more receivables being sold in the three months ended September 30, 2005, as compared to the same period in 2004. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $5.1 million for the three months ended September 30, 2005, from $5.7 million for the three months ended September 30, 2004. This decrease was attributable to lower overall debt balances during the third quarter of 2005.

Provision for Income Taxes.   The provision for income taxes was $10.3 million for the three months ended September 30, 2005, compared with $19.8 million for the three months ended September 30, 2004. The decrease in income taxes primarily resulted from a $14.9 million decrease in pre-tax income. In addition, our overall effective income tax rate decreased from 37 percent during the third quarter of last year to 27 percent for the same period in 2005 due to the estimated tax deductions created by the American Jobs Creation Act of 2004, the favorable impact from changes to the income apportionment rules of various states and the benefits of certain tax credits.

Nine Months Ended September 30, 2005, Compared With Nine Months Ended September 30, 2004

Net Sales.   For the nine months ended September 30, 2005, net sales were $1.8 billion, an increase of 9 percent compared to $1.6 billion for the same period last year as a result of a 24 percent increase in sales prices. Overall average sales prices increased by 28 percent in the chlorovinyls segment and 14 percent in the aromatics segment. Significantly increased feedstock costs enabled us to increase our sales prices. Our overall sales volume decrease of 12 percent from the same period last year is mainly attributable to lower spot export sales during the first nine months of 2005, increased Asian phenol capacity during 2005, and we experienced planned and unplanned outages in our chloralkali plant during the second and third quarters of 2005.

Chlorovinyls segment net sales totaled $1.2 billion for the nine months ended September 30, 2005, an increase of 8 percent compared with net sales of $1.1 billion for the same period last year. Our overall average sales prices increased by 28 percent, primarily as a result of increases in the prices of vinyl resins of 17 percent, vinyl compounds of 15 percent and caustic soda of 148 percent. These vinyl resin and compound price increases reflect higher prices for the feedstocks ethylene and chlorine for the first nine months of 2005. Our overall chlorovinyls sales volumes were down 15 percent from the first nine months of 2004 as a result of lower spot export sales during the first nine months of 2005, planned and unplanned outages in our chloralkali plant during the second quarter of 2005 and the hurricane-related outages during the third quarter of 2005.

Aromatics segment net sales were $587.3 million for the nine months ended September 30, 2005, an increase of 9 percent compared to $538.7 million for the first nine months of 2004. This increase was primarily the result of increases in the price of cumene of 20 percent, phenol of 19 percent and acetone of 20 percent. These price increases reflect higher prices for the feedstocks benzene and propylene. The 5 percent lower sales volume was primarily a result of a 43 percent decrease in phenol export sales volume due to the increased Asian phenol capacity during 2005 more than offsetting our domestic phenol sales volume increase of 13 percent. The North American phenol industry operating rate was only about 86 percent for first nine months of 2005, or down about 6 percent from the same period in 2004.

Gross Margin.   Total gross margin decreased from 12 percent of sales for the nine months ended September 30, 2004, to 10 percent of sales for the nine months ended September 30, 2005. This $16.8 million decrease was due to higher raw materials costs and lower sales and production volumes outpacing higher sales prices. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced increases of 41 percent and 22 percent, respectively, from the first nine months of 2004 to the first nine months of 2005.

Chlorovinyls segment gross margin increased from 14 percent of sales for the nine months ended September 30, 2004, to 15 percent of sales for the nine months ended September 30, 2005. This $16.7 million increase primarily reflects increases in sales prices for all of our chlorovinyls products more than offsetting increases in our raw materials prices and lower sales and production volumes for all of our chlorovinyls products. Our overall raw materials and natural gas prices increased 25 percent compared to the first nine months of 2004. Our chlorovinyls operating rate decreased from about 97 percent for the first nine months of 2004 to about 83 percent for the same period in 2005 primarily from planned and unplanned outages in our chloralkali plant during the second quarter of 2005 and the hurricane-related outages during the third quarter of 2005.

Aromatics segment gross margin decreased from 8 percent of sales for the nine months ended September 30, 2004, to 1 percent of sales for the nine months ended September 30, 2005. This $33.5 million decrease from the same nine months last year is due primarily to the overall raw materials and energy price increase of 24 percent, lower spot cumene sales, which we had higher levels of in the prior year due to a competitor’s plant outage, and lower sales and production volumes outpacing higher sales prices in 2005.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $47.4 million for the nine months ended September 30, 2005, an increase of $1.5 million from $45.9 million for the nine months ended September 30, 2004. The increase was primarily due to an increase in bad debt expense of $1.3 million, an increase in legal and professional fees of $1.8 million and an increase in the discount on sale of an interest in our trade receivables of $2.4 million due to more receivables being sold in the nine months ended September 30, 2005, as compared to the same period in 2004. The increases in selling, general and administrative expenses were offset by a decline in profit share incentive of $1.3 million and the reduction in executive retirement bonus of $2.3 million related to the transfer of insurance cash surrender values to, and the related tax withholdings for, executives as part of the termination of our split dollar life insurance plan in the third quarter of 2004. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $16.0 million for the nine months ended September 30, 2005, from $18.2 million for the nine months ended September 30, 2004. This decrease of $2.2 million was attributable to lower overall debt balances during the first nine months of 2005.

Provision for Income Taxes.   The provision for income taxes was $37.6 million for the nine months ended September 30, 2005, compared with $48.6 million for the nine months ended September 30, 2004. The decrease of $11.0 million in income taxes resulted from a $16.0 million decrease in pre-tax income and a 4.4 percent decrease in the effective tax rate when comparing periods. The decrease in the effective tax rate is due to the estimated tax deductions created by the American Jobs Creation Act of 2004, the favorable impact from changes to the income apportionment rules of various states and the benefits of certain tax credits.

Liquidity and Capital Resources

Operating Activities.   For the nine months ended September 30, 2005, we generated $51.9 million of cash flow from operating activities as compared to generating $118.3 million during the nine months ended September 30, 2004. The decrease in cash flow from operations of $66.5 million from the first nine months of 2004 to the first nine months of 2005 is due primarily to the following: a $79.0 million advance payment for a long-term raw materials supply contract in 2005, a reduction of $39.0 million in the interest sold in our trade receivables in 2005 as a result of a decrease in eligible receivables under our securitization program and a $33.9 million decrease in accounts payable in 2005. This decrease in cash flow from operations was offset partially by a $50.3 million decrease in receivables in 2005 and a $22.6 million decrease in inventories in 2005. The major sources of cash flow for the first nine months of 2005 were net income of $76.8 million, a $50.3 million decrease in receivables, and a non-cash provision of $47.2 million for depreciation and amortization. Total working capital at September 30, 2005, was a surplus of $45.6 million versus a deficit of $69.4 million at December 31, 2004. Significant changes in working capital for the first nine months of 2005 included decreases in trade receivables, accounts payable and inventories. The trade receivables decrease was due to a decline in sales prices. The accounts payable and inventory decreases resulted from lower production volumes during September 2005 due to hurricane-related disruption of manufacturing operations.

Investing Activities.   Net cash used in investing activities was $19.0 million for the nine months ended September 30, 2005, as compared to $15.7 million for the same period last year and is related primarily to investment in machinery and equipment.

Financing Activities.   Cash used by financing activities was $44.9 million for the nine months ended September 30, 2005, as compared to $102.4 million for the nine months ended September 30, 2004. The change during the first nine months of 2005 compared to the same period in 2004 was primarily due to reducing total debt by $37.8 million in 2005 and $110.5 million in 2004. Of the debt reduction in 2004, $75.5 million was funded from cash provided by operations and $35.0 million from selling an additional interest in our trade receivables. Proceeds from the issuance of common stock decreased $13.9 million from the first nine months of 2004 to the same period in 2005.

As of September 30, 2005, our balance sheet debt consisted of a $52.1 million senior secured revolving credit facility, which matures on November 21, 2009; $100.0 million principal amount of 7.625 percent senior secured notes, which are due November 15, 2005; $100.0 million principal amount of 7.125 percent senior unsecured notes, which are due December 15, 2013; and $28.6 million in other debt. At September 30, 2005, under our revolving credit facility we had a maximum borrowing capacity of $170.0 million, and our unused revolving credit facility totaled $110.1 million, net of outstanding letters of credit for $7.8 million and current borrowings of $52.1 million. Over the next twelve months, assuming adequate cash flows, we expect to pay off the borrowings under our revolving credit facility of $52.1 million, and therefore, we have classified this debt as current. On October 17, 2005, we entered into Amendment No. 1 to the credit agreement (the “Amendment”), which increased the available borrowings under our revolving credit facility from $170.0 million to $240.0 million and expires in November 2009. We expect to refinance the $100.0 million 7.625 percent notes due in November of 2005 with proceeds from the amended revolving credit facility. This amount will remain outstanding over the next twelve months and therefore, has been classified as long-term in the accompanying balance sheet as of September 30, 2005.

We conduct our business operations through our wholly owned subsidiaries, as reflected in the consolidated financial statements. As we are essentially a holding company, we must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in the senior credit facility and the indenture related to the 7.125 percent notes limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

During the first nine months of 2005 and 2004, we paid quarterly dividends of $0.08 per share, or $8.2 million and $7.9 million, respectively.

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at September 30, 2005, and December 31, 2004, was $126.0 million and $165.0 million, respectively. On October 20, 2005, we increased the interest in our trade receivables sold to $145.0 million due to the increased eligible trade receivables balance on September 30, 2005. We used the $19.0 million in proceeds to pay down our revolving credit facility.

Continued availability of the Securitization is conditioned upon compliance with covenants related primarily to operation of the Securitization, as set forth in the related agreements. As of September 30, 2005, we were in compliance with all such covenants. If the Securitization agreement is terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event the Securitization agreement is terminated, we would have to source these funding requirements with cash flows from operations, availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future cash payments under contractual obligations by category at September 30, 2005 were as follows:

In millions	Total	2005	2006	2007	2008	2009	2010 and thereafter
Contractual obligations:
Long-term debt obligations(1)	$ 375	$ 112	$ 15	$ 11	$ 11	$ 79	$ 147
Operating lease obligations(2)	77	5	17	15	12	10	18
Purchase obligations(3)	4,868	214	764	756	624	619	1,891
Asset Retirement Obligations(4)	11	—	—	—	—	—	11
Other	1	1	—	—	—	—	—
Total	$ 5,332	$ 332	$ 796	$ 782	$ 647	$ 708	$ 2,067

(1)          Includes principal and interest payments based upon our interest rates as of September 30, 2005. Long-term debt obligations are listed based on when they are contractually due. Therefore, the $52.1 million balance on our revolving credit facility is included in 2009.

(2)          We did not have any capital lease obligations as of September 30, 2005.

(3)          Amounts are based upon contractual raw materials volumes and market rates as of September 30, 2005.

(4)          We have certain obligations associated with the cost to dispose of hazardous waste contingent upon the closing of our manufacturing facilities.

Long-Term Debt.   Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and to pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $9.0 million, the availability to borrow an additional $110.1 million under the revolving credit facility, at September 30, 2005, and the additional capacity added October 17, 2005, of $70.0 million to our revolving credit facility, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the quarter ended September 30, 2005, we are in compliance with all such covenants.

Operating Leases.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014.

Purchase Obligations.   Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements.

Asset Retirement Obligations.   Upon acquiring assets that require mandatory settlements upon retirement (i.e. removal of hazardous waste), despite uncertainty as to when such assets will be retired, we have estimated the asset retirement obligations, capitalized the present value of such obligations based on a credit-adjusted risk-free rate, booked an equivalent liability, and depreciated the asset and accreted the liability over the estimable life of the obligation.

Outlook

Impact of Hurricane Rita on the Fourth Quarter.   The devastating hurricane experienced in the U.S. gulf coast region at the end of the third quarter of 2005 disrupted operations at our Louisiana, Mississippi and Texas facilities continuing into the fourth quarter of 2005 as certain manufacturing plants were down or running at reduced rates for about 18 days in the fourth quarter. As of October 19, 2005, plants have returned to near normal operations. The estimated financial impact of these events will result in charges of approximately $12.0 million in the fourth quarter of 2005 involving repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricane.

The fourth quarter typically reflects a seasonal decrease in demand for all of our products from the third quarter. This seasonal slowdown is due to construction activity decreasing as a result of colder weather, plant shut downs due to the holidays and customers reducing inventories. However, the hurricane-related disruption of the chemical industry’s operations along the U.S. gulf coast at the end of the third quarter of 2005 created supply constraints and low inventories throughout the chain, which have carried over into the fourth quarter.

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

•       governmental and environmental regulations; and

•       other unforeseen circumstances.

A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004, and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and March 31, 2005.

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

Item 4.                        CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of September 30, 2005, to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the company’s internal control over financial reporting during the company’s fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in our 2004 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and March 31, 2005. During the three months ended September 30, 2005, there were no material developments in the status of these proceedings.

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

GEORGIA GULF CORPORATION
(Registrant)
Date: November 3, 2005	/s/ EDWARD A. SCHMITT
Edward A. Schmitt
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 3, 2005	/s/ JAMES T. MATTHEWS
James T. Matthews
Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)