Form 10-K
period 2005-12-31
GEORGIA GULF CORP /DE/
filed 2006-03-01
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant’s common stock on June 30, 2005 was $1,059,121,275.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date.

Class	Outstanding at February 27, 2006
Common Stock, $0.01 par value	34,238,653 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006, in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART I

Item 1.   BUSINESS.

General

We are a leading North American manufacturer and an international marketer of two integrated chemical product lines, chlorovinyls and aromatics. In our chlorovinyls business, we are:

•       the third largest North American producer of vinyl chloride monomer (“VCM”),

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

For selected financial information concerning our chlorovinyls and aromatics product segments and our domestic and international sales, see note 14 and note 17 to our consolidated financial statements included in Item 8.

Plant Shutdowns

On November 29, 2004, we ceased production at our Tiptonville, Tennessee vinyl compounds plant, which was in our chlorovinyls segment. Customers were not impacted as a result of this plant closure due to increased efficiencies and capacity from our other compound manufacturing locations. The Tiptonville long-lived assets were written down to their estimated net realizable value and were sold for approximately this amount in May 2005. The cost associated with closing the facility, writing down the long-lived assets and removing equipment was immaterial.

At the end of 2001 we determined that the sodium chlorate plant was technologically obsolete by industry standards and could not comply with Louisiana environmental regulations. In the fourth quarter of 2001, we incurred impairment-related charges in our chlorovinyls segment of $4.9 million and accrued $0.5 million for post-closure related items. We ceased production of sodium chlorate in the third quarter of 2002.

Temporary Plant Idlings

The phenol industry suffered from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol/acetone plants of our aromatics segment at lower capacity utilization rates, management temporarily idled the Pasadena, Texas phenol/acetone plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers’ needs with phenol/acetone production from our Plaquemine, Louisiana plant. We intend to restart the Pasadena, Texas phenol/acetone plant when market conditions warrant. The net book value of our idled Pasadena, Texas phenol/acetone plant was approximately $1.7 million as of December 31, 2005, and is included in property, plant and equipment on our consolidated balance sheet. We estimate we will incur costs of approximately $3.0 million to restart the plant.

Products and Markets

The following table shows our total annual production capacities as of December 31, 2005, in each of our product lines:

Product Line	Capacity
Chlorovinyls Products:
Vinyl Compounds	960 million pounds
Vinyl Resins	2.7 billion pounds
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Aromatics Products:
Phenol*	660 million pounds
Acetone*	408 million pounds
Cumene	1.8 billion pounds

*                    Capacity includes our plant in Pasadena (160 million pounds of phenol and 100 million pounds of acetone), which has been temporarily idled.

Chlorovinyls

Vinyl Compounds.   Vinyl compounds are formulated to provide specific end-use properties that allow vinyl compounds to be processed directly into our customers’ finished products. All of our vinyl compounds production is sold to third parties. We produce flexible and rigid compounds, which are used in many different applications, including wire and cable insulation and jacketing, electrical outlet boxes and pipe fittings, window and furniture profiles and food-grade and general-purpose bottles. We also supply chlorinated vinyl compounds, or CPVC, to the extrusion and injection molding markets, mainly for production of hot water pipe and pipe fittings.

Vinyl Resins.   Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2005, 81 percent of our vinyl resins production was sold to third parties who use our resins to formulate vinyl compounds which are then heated and shaped utilizing various extrusion, calendaring and molding processes to create finished products. In 2005 the largest end-uses of our products were pipe and pipe fittings and home siding and windows. We used about 19 percent of our production of vinyl resins internally during 2005 in the manufacture of our vinyl compounds.

VCM.   During 2005 we used about 99 percent of our VCM production in the manufacture of our vinyl resins. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets.

Chlor-alkali Products.   All of the chlorine we produce is used internally in the production of VCM. As a co-product of chlorine, caustic soda further diversifies our revenue base. We sell substantially all of our caustic soda domestically and overseas to customers in numerous industries, with the chemical (28 percent), pulp and paper (32 percent) and alumina (16 percent) industries constituting our largest markets. Other markets for our caustic soda include soap and detergents and the water treatment industry.

Aromatics

Phenol.   Our phenol is primarily sold to producers of phenolic resins and to manufacturers of engineering plastics. Phenolic resins are used as adhesives for wood products such as plywood and Oriented Strand Board, or OSB. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals. In 2005 the majority of our phenol was sold to phenolic resins manufacturers.

Acetone.   As a co-product of phenol, acetone further diversifies our revenue base. Acetone is a chemical used primarily in the production of acrylic resins, engineering plastics and industrial solvents. We sell the majority of our acetone (70 percent in 2005) into the acrylic resins market, where it is used in the manufacture of various plastics and coatings used for signage, automotive parts, household appliances, paints and industrial coatings. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

Cumene.   Cumene is used as an intermediate to make phenol and acetone. About 35 percent of our cumene was consumed internally during 2005 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

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

The important raw materials we purchase from third parties include ethylene, benzene, natural gas, refinery grade propylene (“propylene”), compound additives and chlorine. The majority of our purchases of ethylene and chlorine are made under long-term agreements, and we purchase natural gas, benzene and propylene in both the open market and under long-term contracts. We believe we have reliable sources of supply under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

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

Our 250-megawatt cogeneration facility supplies all of the electricity and steam needs at our Plaquemine facilities. We also own an on-site air separation unit operated by a third party that provides all of the Plaquemine facility’s nitrogen and oxygen gas requirements.

We have applied for a permit, which, if granted, would permit us to modify our vinyl resins facility to increase capacity by approximately 450 million pounds annually beginning in 2008. There can be no assurance that the permit will be granted. If it is granted we will incur approximately $100 million to complete the project. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Vinyl Compounds Facilities.   We operate four compounds facilities: Aberdeen, Gallman, Madison and Prairie, Mississippi. All of our vinyl compounds facilities are supplied from our vinyl resins facilities by railcar, truck or in the case of Aberdeen, pipeline. These operations consumed about 19 percent of our annual vinyl resins production during 2005. We purchase our compounds additive needs from various sources at market prices.

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

Seasonality

Operating income for both our chlorovinyls and aromatics segments is somewhat affected by the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months. Therefore, our second and third quarter operating income is typically the strongest. Our first and fourth quarter operating income usually reflects a decrease in construction activity due to colder weather and holidays.

Sales and Marketing

Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. Our sales and marketing force consists of 31 employees. In addition, we use distributors to market products to smaller customers. This sales force is organized by product line and region. We have a product development and technical service staff that primarily supports our vinyl resins and vinyl compounds businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers. They also work to develop new products for the customers’ existing and new requirements. Our products are sold primarily to domestic industrial companies, and no single customer accounted for more than 10 percent of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003. In addition to our domestic sales, we export some of our products, including our VCM, vinyl resins, vinyl compounds, caustic soda and aromatics products. Export sales accounted for about 15 percent of total sales for 2005, 17 percent for 2004, and 12 percent for 2003. Based on destination, the principal international markets we serve are Europe, Canada, and South and Central America. No export sales to any one country were greater than five percent of total net sales.

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

There are several serious environmental issues concerning the VCM facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company (“CONDEA Vista” is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

Employees

As of December 31, 2005, we had 1,123 full-time employees. We employ approximately 118 employees under a collective bargaining agreement that expires in 2008. We believe our relationships with our employees are good.

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

Item 1A.   RISK FACTORS.

Risk Factors

Our business and financial results and condition may be adversely affected by the risk factors described below, as well as the other risks discussed in this Form 10-K.

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

The cost of our natural gas and raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. A number of our products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets.

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

Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana and Mansfield, Massachusetts that we acquired or leased as part of the acquisition of the vinyls business of CONDEA Vista Company and which may be designated as Superfund sites as described in “Environmental Regulation” above. Any or all responsible parties, including us, may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. Although CONDEA Vista retained substantially all financial responsibility for environmental liabilities that relate to the facilities we acquired from them and which arose before the closing of the acquisition of the vinyls business of CONDEA Vista in November 1999, we cannot assure you that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to fulfill their obligation regarding environmental liabilities, then we could be held responsible.

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

Hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes may occur in Georgia Gulf’s operations. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on Georgia Gulf as a whole. These hazards include:

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

These hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage: any of these could lead to claims under the environmental laws. Additionally, individuals could seek damages for alleged personal injury or property damage due to exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by Georgia Gulf. Georgia Gulf is also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business.

We rely heavily on third party transportation, which subjects us to risks that we cannot control; these risks may adversely affect our operations.

We rely heavily on railroads and shipping companies to transport raw materials to our manufacturing facilities and to ship finished product to our customers. Rail and shipping operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards. If we are delayed or unable to ship finished product or unable to obtain raw materials as a result of the railroads’ or shipping companies’ failure to operate properly, or if there were significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship our goods, which could result in an adverse effect on our revenues and costs of operations.

Our indebtedness could limit our business and operations.

At December 31, 2005, we had approximately $278.6 million of indebtedness outstanding and $141.0 million of financing from the sale of our trade receivables under our asset securitization program. Our level of indebtedness could have important consequences to our operations, including:

•       we may have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes;

•       we will need to use a portion of our available cash for debt service, which will reduce the amount of money available to finance our operations and other business activities;

•       some of our debt, including the debt under our senior credit facility, has variable rates of interest, which exposes us to the risk of increased interest rates; and

•       we may have a higher level of debt than some of our competitors, which could put us at a competitive disadvantage; make us more vulnerable to economic downturns and adverse developments in our business; and reduce our flexibility in responding to changing business and economic conditions.

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

In connection with our acquisition of the vinyls business of CONDEA Vista Company, we entered into agreements with CONDEA Vista to provide specified feedstocks for the Lake Charles facility. Moreover, this facility is dependent upon CONDEA Vista’s infrastructure for services such as wastewater and ground water treatment, site remediation, and fire water supply. Any failure of CONDEA Vista to perform those agreements could adversely affect the operation of the affected facilities and our results of operations. The agreements relating to these feedstocks and services had initial terms of one to ten years. Although most of these agreements provide for automatic renewal, they may be terminated after specified notice periods. If we were required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery or to replace other services.

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

During 2005, 15 percent of our revenues were generated in international markets. Substantially all of our international sales are made in U.S. dollars and, as a result, any change in the value of the U.S. dollar relative to foreign currencies will affect the price of our products in international markets. Our international sales are also subject to other risks, including differing and changing legal and regulatory requirements in local jurisdictions; export duties and import quotas; domestic and foreign customs and tariffs or other trade barriers; potentially adverse tax consequences, including withholding taxes or taxes on other remittances; and foreign exchange restrictions. We cannot provide any assurance that these factors will not have an adverse effect on our financial condition or results of operations.

Our senior credit facility and the indenture for our 7.125 percent senior notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The terms of our senior credit facility and our indenture impose significant operating and financial restrictions on us. These restrictions will limit our ability to:

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

Forward-Looking Statements

This Form 10-K and other communications to stockholders may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts.

Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, those contained in the “Risk Factors” section above as well as changes in the general economy, changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which our products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

Item 1B.   UNRESOLVED STAFF COMMENTS.

None.

Item 2.   PROPERTIES.

Our asset base was established from 1971 to the present with the construction of the Plaquemine, Louisiana complex, the construction of the Pasadena, Texas cumene plant, and the purchase of the rigid vinyl compounds plants. There was also the purchase of the Bound Brook, New Jersey, phenol/acetone facility, which was subsequently relocated to Pasadena, Texas, and modernized in 1990. In 1997 we completed construction of cogeneration and air separation plants in Plaquemine, Louisiana, in order to supply all of our requirements for electricity, oxygen and nitrogen at that location. In 1998 we purchased North American Plastics, Inc., a manufacturer of flexible vinyl compounds with production facilities in Prairie and Madison, Mississippi. In 1999 we purchased substantially all of the assets of the vinyls business of CONDEA Vista Company, an integrated producer of VCM, vinyl resins and compounds with production facilities in Aberdeen, Mississippi, Lake Charles, Louisiana, Jeffersontown, Kentucky, Mansfield, Massachusetts, and Oklahoma City, Oklahoma. We have ceased production in Mansfield, Massachusetts, Jeffersontown, Kentucky and Tiptonville, Tennessee. During 2004 we completed the expansion of our Gallman, Mississippi facility, which added 170 million pounds of capacity and made this facility the largest merchant vinyl compound manufacturing facility in North America.

We believe current and additional planned capacity will adequately meet anticipated demand requirements. Average capacity utilization of our production facilities was 80 percent in 2005. Our chlorovinyls and aromatics facilities average capacity utilization was 85 percent and 65 percent, respectively.

The following table sets forth the location of each manufacturing facility we own, the products manufactured at each facility and the approximate production capacity of each, assuming normal plant operations, as of December 31, 2005:

	Location	Products	Annual Capacity
Chlorovinyls Segment
	Plaquemine, LA	Chlorine	450 thousand tons
	Plaquemine, LA	Caustic Soda	500 thousand tons
	Plaquemine, LA	VCM	1.6 billion pounds
	Lake Charles, LA (two locations)	VCM	1.5 billion pounds (1)
	Plaquemine, LA	Vinyl Resins	1.2 billion pounds
	Aberdeen, MS	Vinyl Resins	1.0 billion pounds
	Oklahoma City, OK	Vinyl Resins	500 million pounds
	Aberdeen, MS	Vinyl Compounds	135 million pounds
	Gallman, MS	Vinyl Compounds	500 million pounds
	Madison, MS	Vinyl Compounds	230 million pounds
	Prairie, MS	Vinyl Compounds	95 million pounds
	Aberdeen, MS	Plasticizers	22 million pounds
Aromatics Segment
	Pasadena, TX	Cumene	1.8 billion pounds
	Plaquemine, LA	Phenol	500 million pounds
	Pasadena, TX	Phenol	160 million pounds (2)
	Plaquemine, LA	Acetone	308 million pounds
	Pasadena, TX	Acetone	100 million pounds (2)

(1)          Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers’ 1.15 billion pounds of total VCM capacity.

(2)          This phenol/acetone plant is temporarily idled. See Item 1. Business.

Our manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, we have a fleet of about 3,980 railcars of which about 597 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $17.9 million for 2005, $17.4 million for 2004 and $16.6 million for 2003.

We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States and also one storage terminal in the Netherlands.

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

As of October 8, 2004, we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Under the terms of the settlement, we have paid $50,000 to the Louisiana Department of Environmental Quality and have expended $220,000 for the implementation and performance of certain beneficial environmental projects. Further, we voluntarily undertook additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million. These payments and expenditures did not have a material effect on our financial position or on our results of operations.

In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several “areas of concern,” and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. It is likely that any such global settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that they will have a material impact on our financial position or results of operations.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Georgia Gulf Corporation’s common stock is listed on the New York Stock Exchange under the symbol “GGC.”  At February 27, 2006, there were 532 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf’s common stock for the periods indicated.

	High	Low	Close	Dividends
2005
First quarter	$55.90	$45.74	$45.98	$0.08
Second quarter	47.18	29.47	31.05	0.08
Third quarter	36.31	22.81	24.08	0.08
Fourth quarter	31.50	21.40	30.42	0.08
2004
First quarter	$30.95	$24.68	$30.15	$0.08
Second quarter	35.99	29.47	35.86	0.08
Third quarter	46.75	33.20	44.59	0.08
Fourth quarter	58.75	42.95	49.80	0.08

We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Item 6.   SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

In Thousands, Except Per Share Data,	Year Ended December 31,
Percentages and Employees	2005	2004	2003	2002	2001
Results of Operations*:
Net sales	$2,273,719	$2,206,239	$1,444,483	$1,230,751	$1,205,896
Cost of sales	2,049,510	1,955,095	1,319,094	1,086,746	1,125,439
Selling, general and administrative expenses	61,444	60,721	55,691	45,685	44,665
Asset write-off and other related charges	—	—	—	—	5,438
Operating income	162,765	190,423	69,698	98,320	30,354
Interest expense	(20,527)	(23,778)	(38,195)	(49,739)	(57,500)
Cost related to early retirement of debt	—	—	(13,816)	—	—
Interest income	120	115	53	160	185
Income (loss) before taxes	142,358	166,760	17,740	48,741	(26,961)
Provision (benefit) for income taxes (1)	46,855	60,868	5,245	17,546	(14,918)
Net income (loss)	$95,503	$105,892	$12,495	$31,195	$(12,043)
Basic earnings (loss) per share	$2.82	$3.21	$0.39	$0.98	$(0.38)
Diluted earnings (loss) per share	2.79	3.17	0.38	0.97	(0.38)
Dividends per common share	0.32	0.32	0.32	0.32	0.32
Financial Highlights:
Working capital (2)	$62,330	$(69,358)	$65,742	$57,996	$87,560
Property, plant and equipment, net	401,412	425,734	460,808	493,494	537,506
Total assets	1,000,953	963,830	856,785	875,559	942,821
Total debt	278,639	318,483	427,872	476,986	624,092
Asset securitization (2)	141,000	165,000	100,000	75,000	—
Net cash provided by operating activities (2)	71,145	135,967	85,077	168,246	41,245
Depreciation and amortization (3)	63,101	64,554	63,932	68,068	72,579
Capital expenditures	32,044	23,441	24,046	17,471	17,848
Maintenance expenditures	79,584	79,750	67,131	64,049	59,701
Other Selected Data:
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (4)	$224,469	$252,398	$130,534	$162,971	$104,577
Weighted average shares outstanding—basic	33,867	32,965	32,267	31,988	31,716
Weighted average shares outstanding—diluted	34,193	33,439	32,502	32,193	31,716
Common shares outstanding	34,238	33,925	32,736	32,319	31,915
Return on sales	4.2%	4.8%	0.9%	2.5%	(1.0)%
Employees	1,123	1,207	1,198	1,216	1,232

*                    Our results include the impact of plant shutdowns and plant idlings discussed in Item 1. Business.

(1)          Provision (benefit) for income taxes for 2003 and 2001 include the effect of the favorable settlement of tax audits.

(2)          Reclassification from long-term debt to current liabilities had the effect of decreasing “working capital.”  In addition, increases in the “asset securitization” decrease “working capital” and increase “net cash provided by operations.”  Decreases have the opposite effect.

(3)          Does not include 2001 sodium chlorate asset write-off of $4.9 million.

(4)          EBITDA is commonly used by us and our investors to measure our ability to service our indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative to net income as a measure of performance or to net cash flows provided by operations as a measure of liquidity. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For 2001 the sodium chlorate asset write-off has been included as depreciation expense for the computation of EBITDA. We believe that the closest GAAP measure of financial performance to EBITDA is net cash provided by operating activities. The following is a reconciliation of EBITDA to net cash provided by operating activities. Note that “Tax benefit related to stock plans” and “Stock based compensation” are included in change in operating assets, liabilities and other.

	Year Ended December 31,
In Thousands	2005	2004	2003	2002	2001
EBITDA	$224,469	$252,398	$130,534	$162,971	$104,577
Interest expense, net	(20,407)	(23,663)	(38,142)	(49,579)	(57,315)
Provision for income tax	(46,855)	(60,868)	(5,245)	(17,546)	14,918
Provision for deferred income tax	(15,067)	3,686	(6,344)	6,822	2,469
Other non-recurring charges	—	—	—	—	5,438
Amortization of debt issuance costs	1,397	2,579	3,096	3,417	3,261
Change in operating assets, liabilities and other	(72,392)	(38,165)	1,178	62,161	(32,103)
Net cash provided by operating activities	$71,145	$135,967	$85,077	$168,246	$41,245

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading North American manufacturer and an international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products include chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds. For the year ended December 31, 2005, we consumed all of our chlorine production in making VCM, consumed 7 percent of our caustic soda production, consumed 99 percent of our VCM production in manufacturing vinyl resins and used about 19 percent of our vinyl resins in the manufacture of vinyl compounds. The remainder of our caustic soda, VCM and vinyl resins and all of our vinyl compounds were sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2005, approximately 65 percent of our cumene was sold to third parties with the remainder used internally to manufacture phenol and acetone. All of our phenol and acetone was sold to third parties. All of our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

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

Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of our primary raw materials, including ethylene, benzene and propylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Market Associates, Incorporated (“CMAI”) reported annual U.S. industry prices for crude oil and natural gas increased 36 percent and 35 percent, respectively, from 2004 to 2005. However, Chemical Data, Inc. (“CDI”) reported during 2005 that the benzene industry price was flat compared to 2004. During the time period from 2003 to 2004, CMAI reported U.S. industry prices for crude oil and natural gas increased 33 percent and 12 percent, respectively.

In 2005 our chlorovinyls segment experienced decreased demand compared to 2004, primarily as a result of a decrease in demand for vinyl resins. According to CDI, North American vinyl resins industry operating rates decreased from 95 percent in 2004 to 90 percent in 2005, reflecting an overall production decrease of 5 percent with no significant vinyl resins capacity being added during 2005. In comparing 2005 to 2004, primarily as a result of declines in exports and the end-use markets of siding, film, sheet, wire and cable, which represent about 50 percent of total North American industry vinyl resins sales, sales into those markets decreased 9 percent. These decreases were partially offset by a 3 percent increase in the end-use markets for pipe, windows and doors, which account for the other 50 percent of the total industry vinyl resins sales. CMAI reported industry price increases for our feedstocks ethylene, chlorine and natural gas of 31 percent, 29 percent and 35 percent, respectively, from 2004 to 2005. Operating rates in the

90 percentile combined with increased feedstock costs enabled the industry to increase vinyl resins sales prices by 24 percent from 2004 to 2005, according to CMAI.

Our aromatics segment demand also decreased in 2005 compared to 2004. According to CDI, North American phenol and acetone industry operating rates decreased from about 92 percent in 2004 to about 82 percent in 2005, with no significant North American capacity additions to either product. This phenol and acetone operating rate decrease of 10 percent was due primarily to decreased demand in the end-use markets of polycarbonates. In addition, CDI reported that although industry prices for our feedstock benzene was flat, propylene prices increased 31 percent from 2004 to 2005. Increased feedstock costs enabled the industry to increase sales prices for phenol, acetone and cumene by 13, 9 and 9 percent, respectively, from 2005 to 2004.

Results of Operations—Georgia Gulf

The following table sets forth our consolidated statement of operations data for the three years ended December 31, 2005, 2004 and 2003, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
Dollars in Millions	2005		2004		2003
Net sales	$2,273.7	100.0%	$2,206.2	100.0%	$1,444.5	100.0%
Cost of sales	2,049.5	90.1%	1,955.1	88.6%	1,319.1	91.3%
Gross margin	224.2	9.9%	251.1	11.4%	125.4	8.7%
Selling, general and administrative expenses	61.4	2.7%	60.7	2.8%	55.7	3.8%
Operating income	162.8	7.2%	190.4	8.6%	69.7	4.8%
Net interest expense	20.4	0.9%	23.6	1.0%	38.2	2.6%
Cost related to early retirement of debt (1)	—	—	—	—	13.8	1.0%
Provision for income taxes	46.9	2.1%	60.9	2.8%	5.2	0.4%
Net income	$95.5	4.2%	$105.9	4.8%	$12.5	0.9%

(1)          See retirement of 10.375 percent notes discussed in note 7 of the notes to the consolidated financial statements.

The following table sets forth certain financial data by segment for the three years ended December 31, 2005, 2004 and 2003, and the percentage of total of each line item for the years presented.

	Year Ended December 31,
Dollars in Millions	2005		2004		2003
Net sales
Chlorovinyls	$1,592.7	70.0%	$1,452.4	65.8%	$1,159.0	80.2%
Aromatics	681.0	30.0%	753.8	34.2%	285.5	19.8%
Total net sales	$2,273.7	100.0%	$2,206.2	100.0%	$1,444.5	100.0%
Gross margin
Chlorovinyls	$229.9	102.5%	$196.1	78.1%	$119.3	95.1%
Aromatics	(5.7)	(2.5)%	55.0	21.9%	6.1	4.9%
Total gross margin	$224.2	100.0%	$251.1	100.0%	$125.4	100.0%

Year Ended December 31, 2005, Compared With Year Ended December 31, 2004

Net Sales.   For the year ended December 31, 2005, net sales were $2.3 billion, an increase of 3 percent compared to $2.2 billion for the same period last year as a result of a 21 percent increase in sales prices partially offset by a 15 percent decrease in sales volumes. Overall average sales prices increased by

28 percent in the chlorovinyls segment and 7 percent in the aromatics segment. Significantly increased feedstock costs enabled us to increase our sales prices. Our overall sales volume decrease of 15 percent from last year is mainly attributable to lower spot export sales during 2005, increased Asian phenol capacity during 2005, planned and unplanned plant outages in our chloralkali plant during the second quarter of 2005 and hurricane-related plant outages during the third and fourth quarters of 2005.

Chlorovinyls segment net sales totaled $1.6 billion for the year ended December 31, 2005, an increase of 10 percent compared with net sales of $1.5 billion for last year. Our overall average sales prices increased by 28 percent, primarily as a result of increases in the prices of vinyl resins of 19 percent, vinyl compounds of 17 percent and caustic soda of 140 percent. These vinyl resins and compound price increases reflect higher prices for the feedstocks ethylene and chlorine during 2005. Our overall chlorovinyls sales volumes were down 14 percent from 2004 due to lower spot export sales during 2005, planned and unplanned plant outages in our chloralkali plant during the second quarter of 2005 and the hurricane-related plant outages during the third and fourth quarters of 2005.

Aromatics segment net sales were $681.0 million for the year ended December 31, 2005, a decrease of 10 percent compared to $753.8 million for 2004. This decrease was primarily due to a decrease in our overall aromatics sales volumes of 15 percent as a result of cumene, phenol and acetone sales volume decreases of 9 percent, 26 percent and 18 percent, respectively. These decreases were due primarily to a 46 percent decrease in our phenol export sales volumes from last year as a result of increased Asian phenol capacity during 2005 and a 25 percent decrease in our cumene domestic sales volumes as a result of lower spot sales, which we had a higher level of during the third quarter of 2004 due to a competitor’s unscheduled cumene plant outage. The North American phenol and acetone industry operating rates were all in the low eighty percentiles for 2005, or down about 10 percent from 2004. Our overall average selling price increased as a result of increases in the prices of cumene of 12 percent, phenol of 6 percent and acetone of 9 percent. These sales price increases reflect higher prices for the feedstocks benzene and propylene.

Gross Margin.   Total gross margin decreased from 11 percent of sales for the year ended December 31, 2004, to 10 percent of sales for the year ended December 31, 2005. This $26.9 million decrease was due to higher raw materials costs and lower sales and production volumes outpacing higher sales prices. Some of our primary raw materials and natural gas costs normally track crude oil and natural gas industry prices, which experienced increases of 36 percent and 35 percent, respectively, from 2004 to 2005.

Chlorovinyls segment gross margin increased slightly from 13 percent of sales for the year ended December 31, 2004, to 14 percent of sales for the year ended December 31, 2005. This $33.8 million increase primarily reflects increases in sales prices for all of our chlorovinyls products, which more than offset increases in our raw materials prices and lower sales and production volumes for all of our chlorovinyls products. Our overall raw materials and natural gas prices increased 31 percent compared to 2004. Our chlorovinyls operating rate decreased from about 97 percent in 2004 to about 85 percent in 2005 primarily as a result of planned and unplanned outages in our chloralkali plants during the second quarter of 2005 and the hurricane-related outages during the third and fourth quarters of 2005.

Aromatics segment gross margin decreased from 7 percent of sales for the year ended December 31, 2004, to negative 1 percent of sales for the year ended December 31, 2005. This $60.7 million decrease from last year is due primarily to the overall raw materials and energy price increase of 15 percent and lower sales and production volumes outpacing higher sales prices in 2005. Our aromatics operating rate decreased from about 90 percent for 2004 to about 65 percent for 2005 due primarily to increased Asian phenol capacity during 2005, lower spot sales, which we had a higher level of during the third quarter of last year due to a competitor’s unscheduled cumene plant outage, and the hurricane-related outages during the third and fourth quarters of 2005.

Impact from Hurricanes Katrina and Rita on Third and Fourth Quarters.   The devastating hurricanes experienced by the U.S. Gulf Coast region in the last weeks of August and September of 2005 resulted in the disruption of our operations and minor property damage at our Louisiana, Mississippi and Texas facilities. Certain manufacturing plants were shut down in an orderly manner just prior to the hurricanes and were down or running at reduced rates during the third and fourth quarters of 2005 as a result of the hurricanes. As of October 19, 2005, all of our plants returned to near normal operations. The financial impact of these events resulted in charges of approximately $25.0 million during the last half of 2005 involving repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricanes. In addition, based on current projections of costs related to the hurricanes, we believe it is unlikely that we will be able to recover any material amount under our commercial insurance policies.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $61.4 million for the year ended December 31, 2005, an increase of $0.7 million from $60.7 million for the year ended December 31, 2004. The increase was primarily due to an increase in bad debt expense of $1.2 million, an increase in legal and professional fees of $3.0 million and an increase in the discount on sale of interests in our trade receivables of $3.0 million due to more receivables being sold during the year ended December 31, 2005, as compared to the year ended December 31, 2004. These increases in selling, general and administrative expenses were offset by the reversal of an allowance for a doubtful note receivable of $2.1 million originally recorded in the fourth quarter of 2003 for a specific chlorovinyls customer, a decrease in profit share incentive of $1.3 million and the reduction in executive retirement bonus of $2.5 million related to the transfer of insurance cash surrender values and the related tax withholdings for executives as part of the termination of our split dollar life insurance plan in the third quarter of 2004. The aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year while the chlorovinyls segment selling, general and administrative expenses decreased due to the reversal of an allowance for a doubtful note receivable of $2.1 million in 2005.

Net Interest Expense.   Net interest expense decreased to $20.4 million for the year ended December 31, 2005, from $23.6 million for the year ended December 31, 2004. This decrease of $3.2 million was attributable to lower overall debt balances during 2005. During November 2005, we repaid all $100 million of our senior secured 7.625 percent notes. We repaid the notes with borrowings under our revolving credit facility.

Provision for Income Taxes.   The provision for income taxes was $46.9 million for the year ended December 31, 2005, compared with $60.9 million for the year ended December 31, 2004. The decrease of $14.0 million in income taxes resulted from a $24.4 million decrease in pre-tax income and a 3.6 percent decrease in the effective tax rate when comparing periods. The decrease in the effective tax rate is due to the estimated tax deductions created by the American Jobs Creation Act of 2004, the favorable impact from changes to the income apportionment rules of various states and the benefits of certain tax credits.

Year Ended December 31, 2004, Compared With Year Ended December 31, 2003

Net Sales.   For the year ended December 31, 2004, net sales were $2.2 billion, an increase of 53 percent compared to $1.4 billion for 2003 as a result of a 29 percent increase in sales prices and an 18 percent increase in sales volumes. The sales volume increase is mainly attributable to a 153 percent increase in cumene, a 16 percent increase in vinyl resins and a 10 percent increase in vinyl compounds, due to strong demand in the durable goods and construction industries. We increased our cumene market share due to a competitor’s cumene plant shut down during the second half of 2003. Overall average sales prices changed primarily as a result of increases in the prices of cumene of 82 percent, vinyl resins of 19 percent and phenol of 69 percent. These sales price increases reflected strong demand for vinyl resins and compounds and cumene. High industry operating rates and significantly increased feedstock costs enabled us to increase our sales prices.

Chlorovinyls segment net sales totaled $1.5 billion for the year ended December 31, 2004, an increase of 25 percent compared with net sales of $1.2 billion for 2003. Our overall sales volumes were up 9 percent as vinyl resins and compounds volumes increased by 16 percent and 10 percent, respectively. Strong demand from the construction industry accounted for the increase in volume as the North American vinyl resins industry operating rate was 96 percent for 2004, or 8 percent greater than 2003. Our overall average sales prices increased by 15 percent, primarily as a result of increases in the prices of vinyl resins of 19 percent and vinyl compounds of 5 percent.

Aromatics segment net sales were $753.8 million for the year ended December 31, 2004, an increase of 164 percent compared to $285.4 million for 2003. This increase was primarily the result of a 153 percent greater sales volume for cumene primarily as a result of our increased cumene market share due to a competitor’s unscheduled plant outage during 2004 and an industry cumene producer shutdownduring the second half of 2003 of one billion pounds of capacity, which represented a reduction in North American industry capacity of about 11 percent. Overall average sales prices increased by 75 percent as a result of increases in the price of cumene of 82 percent, phenol of 69 percent and acetone of 48 percent. These price increases reflect higher prices for the feedstocks benzene and propylene and strong demand for our phenol and acetone products as North American operating rates for both were about 92 percent or 8 percent greater than in 2003.

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

Aromatics segment gross margin increased from 2 percent of sales for the year ended December 31, 2003, to 7 percent of sales for the year ended December 31, 2004. This $48.9 million improvement over 2003 is due primarily to higher aromatics sales prices and cumene sales volume. These sales price and volume increases more than offset higher benzene and propylene price increases of 84 percent and 67 percent, respectively.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $60.7 million for the year ended December 31, 2004, an increase of $5.0 million from $55.7 million for the year ended December 31, 2003. The change was primarily due to an increase in profit share incentive of $2.9 million, the transfer of insurance cash surrender values and the related tax withholdings of $3.4 million for executives from the termination of our executive retirement plan, which was funded by a split dollar life insurance plan, as well as the reduction in 2003 expense due to a $3.1 million favorable lawsuit settlement in the third quarter of 2003. The increases in selling, general and administrative expenses were offset partially by a reduction in the bad debt expense from 2003 of $4.1 million related primarily to establishing a $3.0 million reserve for a specific chlorovinyls customer during the fourth quarter of 2003. The aromatics segment selling, general and administrative expenses remained relatively flat compared to last year while the chlorovinyls segment expense decreased due to the reduction from the prior year’s bad debt expense of $3.9 million.

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

Provision for Income Taxes.   The provision for income taxes was $60.9 million for the year ended December 31, 2004, compared with $5.2 million for the year ended December 31, 2003. The increase in income taxes resulted from a $149.0 million increase in pre-tax income when comparing periods. In addition, our overall effective income tax rate increased from 30 percent for 2003 to 37 percent for 2004. The effective income tax rate for 2003 included the effects of favorable settlement of various tax audits.

Liquidity and Capital Resources

Our financial condition in 2005 continued to improve as total debt was reduced by $40.6 million with cash provided by our operations. On October 17, 2005, we amended our senior credit agreement to increase the available borrowings under the revolving credit facility from $170 million to $240 million. On November 15, 2005, we repaid all $100.0 million of our secured 7.625 percent notes with proceeds from our revolving credit facility.

Operating Activities.   For the year ended December 31, 2005, we generated $71.1 million of cash flow from operating activities as compared with $136.0 million during the year ended December 31, 2004. The decrease in cash flow from operations of $64.9 million in 2005 from 2004 was due primarily to a $79.0 million advance payment for a long-term raw materials supply contract in 2005 and a reduction of $24.0 million in the interests sold in our trade receivables in 2005 as a result of a decrease in eligible receivables under our securitization program. These decreases in cash flows from operations were offset partially by a $40.7 million decrease in trade receivables in 2005. The major sources of cash flow for 2005 were net income of $95.5 million, the $40.7 million decrease in receivables and the non-cash provision of $63.1 million for depreciation and amortization. Total working capital at December 31, 2005, was a surplus of $62.3 million versus a deficit of $69.4 million at December 31, 2004. Significant changes in working capital for 2005 included a decrease in trade receivables and an increase in inventories and prepaid expenses. The decrease in trade receivables was primarily attributable to a sales volume decrease offset partially by the reduction in the interests sold in our trade receivables.

For the year ended December 31, 2004, we generated $136.0 million of cash flow from operating activities as compared with $85.1 million during the year ended December 31, 2003. The increase in cash flow from operations of $50.9 million in 2004 from 2003 is due primarily to the following in 2004: a $93.4 million increase in net income, a $40.0 million increase in sales of interests in our trade receivables and a $41.9 million increase in accounts payable, partially offset by a $60.6 million increase in trade receivables and a $51.7 million increase in inventory.  The major sources of cash flow for 2004 were net income of $105.9 million, the $69.7 million increase in accounts payable, the sale of an additional $65.0 million interest in our trade receivables and the non-cash provision of $64.6 million for depreciation and amortization. Total working capital at December 31, 2004, was a deficit of $69.4 million versus a surplus of $65.7 million at December 31, 2003. Significant changes in working capital for 2004 included an increase in trade receivables, an increase in inventories, an increase in the current portion of long-term debt and an increase in accounts payable. The increase in trade receivables was primarily attributable to sales price increases offset partially by the sale of an additional $65.0 million interest sold in our trade receivables. Inventories increased as a result of higher prices, most significantly for vinyl resins. The increase in the current portion of long-term debt was due to the anticipated pay down of the revolving credit facility balance of $89.9 million and the scheduled maturity of the $100.0 million 7.625 percent notes. The accounts payable increase was attributable to higher trade payable balances related primarily to increased raw materials prices.

Investing Activities.   Net cash used in investing activities was $30.7 million, $23.4 million and $24.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and was related primarily to reinvestment in equipment and improving our operating efficiencies. In addition to our capital expenditures, we incurred maintenance expense for our production facilities of $79.6 million, $79.8 million and $67.1 million during the years ended December 31, 2005, 2004, and 2003, respectively. We estimate total capital expenditures for 2006 will be about $100.0 million of which we expect to spend approximately two thirds on a vinyl resins modernization project at our Plaquemine, Louisiana facility. We have applied for a permit for this modernization project, which, if granted, would permit us to increase capacity by approximately 450.0 million pounds annually beginning in 2008. If the permit is granted, we will spend approximately $100 million to complete the project, which we will fund through borrowings under our revolving credit facility and cash flows from operating activities.

Financing Activities.   Cash used in financing activities was $47.3 million, $93.4 million and $67.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The cash was primarily used to reduce total debt by $40.6 million in 2005, $110.1 million in 2004 and $49.1 million in 2003. The debt reduction in 2005 was funded by cash provided by operations while the debt reduction in 2004 consisted of $45.1 million from cash provided by operations and $65.0 million from selling an additional interest in our trade receivables. Proceeds from the issuance of common stock were $22.0 million higher in 2004 than in both 2005 and 2003 due to a significant increase in the exercise of stock options during 2004.

On October 17, 2005, we entered into Amendment No. 1 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of November 23, 2004. The amendment increased our availability under the revolving credit facility from $170.0 million to $240.0 million. We used proceeds from the revolving credit facility to repay our $100.0 million of secured 7.625 percent notes, which matured in November 2005.

On December 31, 2005, our balance sheet debt consisted of a $149.3 million senior credit facility, $100.0 million principal amount of 7.125 percent senior unsecured notes, and $29.3 million in other debt. At December 31, 2005, under our revolving credit facility we had a maximum borrowing capacity of $240.0 million, net of outstanding letters of credit for $7.8 million and current borrowings of $149.3 million for a total unused revolving credit facility of $82.9 million. Over the next twelve months, assuming adequate cash flows, we expect to pay off the $49.3 million of borrowings under our revolving credit facility, and therefore, we have classified this debt as current. Debt under the senior credit facility is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to comply with these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $14.3 million, and the availability to borrow an additional $82.9 million under the revolving credit facility, at December 31, 2005, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, comply with certain restrictive covenants which require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to comply with certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the year ended December 31, 2005, we were in compliance with all such covenants.

We declared annual dividends of $0.32 per share, or $10.9 million, $10.6 million and $10.4 million during 2005, 2004 and 2003, respectively.

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

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at December 31, 2005 and 2004, was $141.0 million and $165.0 million, respectively.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of December 31, 2005, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future payments under contractual obligations by category as of December 31, 2005, were as follows:

In Millions	Total	2006	2007	2008	2009	2010	2011 and thereafter
Contractual obligations:
Long-term debt obligations	$376	$16	$16	$16	$182	$7	$139
Operating lease obligations	74	19	15	12	10	6	12
Purchase obligations	5,871	917	880	796	790	571	1,917
Asset retirement obligations	11	—	—	—	—	—	11
Other	1	1	—	—	—	—	—
Total	$6,333	$953	$911	$824	$982	$584	$2,079

Long-Term Debt Obligations.   Includes principal and interest payments based upon our interest rates as of December 31, 2005. Long-term debt obligations are listed based on when they are contractually due. Therefore, the $149.3 million balance on our revolving credit facility is included in 2009.

Operating Lease Obligations.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. We did not have any capital lease obligations as of December 31, 2005.

Purchase Obligations.   The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2005.

Asset Retirement Obligations.   We have acquired certain assets that are subject to certain legal obligations upon asset retirement (i.e. removal of hazardous waste, demolition, etc.). We estimate the asset retirement obligations by capitalizing the present value of such obligations based on a credit-adjusted risk-free rate, recording an equivalent liability, and depreciating the asset and accreting the liability over the estimable life of the obligation.

Outlook

Based on current chemical industry forecasts, we believe we will have increased overall sales and earnings in 2006 as compared to 2005 due primarily to anticipated continued strong industry supply and demand fundamentals in our chlorovinyls segment. CDI is currently projecting the North American industry operating rates for vinyl resins, our primary business in this segment, to increase from 90 percent in 2005 to 95 percent in 2006. Based on the forecasted operating rates, we believe we will be able to increase sales prices and recover increased costs for feedstocks and energy.

As for our aromatics business, in 2006 we expect only modest improvements, as this segment will continue to be negatively impacted by the start-up of Asian capacity. CDI projects North American industry operating rates for phenol and acetone to increase only marginally to an average of 86 percent for 2006, which includes announced incremental capacity additions. CDI projects cumene North American industry operating rates to decrease to 83 percent largely due to the January 2006 restart of a one billion pound cumene facility that represents about 11 percent of the North American capacity.

With regard to feedstock costs, CMAI forecasts crude oil and natural gas prices to increase about 14 and 24 percent, respectively, from 2005 to 2006. This would adversely impact the cost most of our raw materials, including ethylene, benzene and propylene, which are derivatives of crude oil and natural gas.

See Item 1A. Risk Factors-Forward Looking Statements.

Inflation

The most significant component of our cost of sales is raw materials, which include basic oil-based commodities and natural gas or derivatives thereof. The costs of raw materials and natural gas are based primarily on market forces and have not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

In November 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this statement on January 1, 2006, and it did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Among other items, SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As permitted by SFAS No. 123, we accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options and our employee stock purchase plan, (“ESPP”). However, in note 1 we have provided pro forma net income and net income per share amounts as if we had adopted the fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock options and our ESPP. Pro forma disclosure of share-based compensation is no longer an alternative under SFAS No. 123R.

We utilized a closed-form option pricing model (i.e., Black-Scholes) to measure the fair value of stock options and ESPP grants to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our research on the various models available to value option grants, and in conjunction with the type and number of stock options and other share-based payments expected to be issued in the future, we presently intend to continue to use the Black-Scholes model for option valuation because it best meets the fair value objectives of SFAS 123R.

SFAS No. 123R generally requires public companies to adopt its requirements using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.

We adopted SFAS No. 123R as of the required effective date for calendar year public companies, which is January 1, 2006, using the “modified prospective” method. Based on our current unvested stock options at December 31, 2005, and an estimate of stock options and ESPP to be granted to employees in 2006, we expect that the adoption of SFAS No. 123R will reduce 2006 net income in the range of $5.2 to $5.7 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. See note 11 of the Notes to Consolidated Financial Statements for further information on our stock-based compensation plans.

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

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating, amortizing or depleting a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle. In addition, SFAS No. 154 requires a correction of an error in previously issued financial statements to be termed a “restatement.” SFAS No. 154 is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005.   We will follow the provisions of this standard in the event of any future accounting changes.

On September 15, 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The consensus states that an entity would be required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they have been entered into in contemplation of each other. The consensus also defines other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF Issue No. 04-13 will be effective for interim and annual reporting periods ending after March 15, 2006. We do not expect the adoption of EITF Issue No. 04-13 to have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management’s most difficult, subjective, or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See note 1 of the Notes to Consolidated Financial Statements for a complete listing of our accounting policies. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

Allowance for Doubtful Accounts.   In our determination of the allowance for doubtful accounts and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense for that amount. Estimating this amount requires us to analyze the financial strength of our customers. In our analysis, we combine the use of historical collection experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2005 and 2004, was $2.5 million and $1.9 million, respectively. As of December 31, 2004, we also had a $3.2 million note receivable for a specific customer and a correlating reserve against this receivable of $2.1 million, which was in addition to our allowance for doubtful accounts of $1.9 million. This note receivable has been paid in full in December 2005 and January 2006; therefore, we have taken the $2.1 million specific reserve back into income during 2005. No individual customers account for greater than 10 percent of our trade accounts receivables as of December 31, 2005 and 2004. To the extent the actual collectibility of our accounts receivable differs from our estimated allowance by 10 percent, our net income would be higher or lower by approximately $0.2 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

Environmental and Legal Accruals.   In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 8 of the Notes to the Consolidated Financial Statements), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $0.4 million, on an after-tax basis, depending on whether the actual outcomes were better or worse, respectively, than the estimates.

Valuation of Goodwill.   Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Our carrying value of our goodwill is tested for impairment annually on October 1 and is tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is a two-step test performed at a reporting unit level. The initial step requires the carrying value of each reporting unit to be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value in the initial step. We use a discounted cash flow analysis approach to determine the estimated fair value of a reporting unit, which requires judgment and assumptions. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of each of our reporting units exceeds the carrying value. Actual impairment losses incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units.

Valuation of Long-Lived Assets.   Our long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

On November 29, 2004, we ceased production in our Tiptonville, Tennessee vinyl compounds plant, which was in our chlorovinyls segment. The Tiptonville long-lived assets were written down to their estimated net realizable value and reclassified to other current assets on the accompanying consolidated balance sheet as these assets were held for sale as of December 31, 2004. The cost associated with closing the facility, writing down the long-lived assets and removing equipment was immaterial. The Tiptonville assets were sold for approximately their fair value during the second quarter of 2005.

We annually assess our idled Pasadena, Texas phenol and acetone plant assets for impairment, and we noted no impairment to date.

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

The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for 2005 was 6.00 percent. At December 31, 2005, we reduced this rate to 5.75 percent for determining 2006 annual pension expense. A 25 basis point increase in this discount rate would decrease our annual pre-tax pension expense by $0.5 million whereas a 25 basis point decrease in our discount rate would increase our annual pre-tax pension expense by $0.6 million.

The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Our weighted average asset allocation as of December 31, 2005, is 76.8 percent equity securities, 17.3 percent debt securities, 0.5 percent real estate and 5.4 percent other. Assumed projected rates of return for each of the plan’s projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2005 was 8.50 percent. At December 31, 2005, we have reduced this rate to 8.25 percent for determining 2006 annual pension expense. A 25 basis point increase or decrease in the weighted average return on plan assets assumption would decrease or increase our annual pre-tax pension expense by $0.2 million.

Income Taxes.   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 and 2004, we had a net deferred tax liability balance of $102.9 million and $117.9 million, respectively.

In evaluating the ability to realize our deferred tax assets we rely principally on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2005 and 2004, we had deferred tax assets for state tax credit carryforwards of $4.3 million and $3.6 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards.

We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At December 31, 2005 and 2004, we had a tax contingency reserve of $3.8 million and $2.4 million, respectively. A change in our assumptions used to develop our tax contingency reserve could significantly impact our effective tax rate and our results of operations.

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

See Item 1. Business, Item 3. Legal Proceedings, and Item 8. Financial Statements and Supplementary Data, note 8 of the Notes to the Consolidated Financial Statements for additional information related to environmental matters.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks related to long-term financing and related derivative financial instruments, foreign currency exchange rates and raw material commodity prices. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate, raw material commodity and natural gas markets may have on our operating results. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

Interest Rate Risk Management.   The following table is “forward-looking” information that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt instruments. We do not use interest rate swap agreements or any other derivatives for trading purposes. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2005 and 2004, we had no interest rate swap agreements in place. We currently estimate that a 100 basis point change in prevailing market interest rates would impact its related annual pre-tax income by $3.1 million. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

	Principal (Notional) Amounts by Expected Maturity Date
Dollars in Thousands	2006	2007	2008	2009	2010	Thereafter	Total	Fair value at 12/31/05
Financial instruments:
Fixed rate principal	$—	$—	$—	$—	$—	$112,339	$112,339	$114,964
Average interest rate	—%	—%	—%	—%	—%	7.06%	7.06%	—%
Variable rate principal	$141,000	$—	$—	$166,300	$—	$—	$307,300	$307,300
Average interest rate	5.35%	—%	—%	6.00%	—%	—%	5.70%	—%

Foreign Currency Exchange Risk Management.   Substantially all of our sales are denominated in U.S. dollars.

Raw Materials and Natural Gas Price Risk Management.   The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2005 and 2004, we had no raw material or natural gas forward swap contracts outstanding. At December 31, 2003, we had natural gas contracts outstanding with an aggregate notional amount of 310,000 MMBTU’s (Million British Thermal Units) and the fair value of these contracts was an asset of $0.3 million, with the offset recorded in other comprehensive income, net of applicable income taxes. At December 31, 2003, there was no ineffectiveness related to this contract and $0.3 million was released to earnings in the first quarter of 2004. At December 31, 2003, we had no other forward swap contracts outstanding.

We also have other long-term supply contracts for raw materials, which are at prices not in excess of market, designed to assure a source of supply and not expected to be in excess of our normal manufacturing operations requirements. Historically, we have taken physical delivery under these contracts and we intend to take physical delivery in the future. Therefore, at inception we designate these contracts as normal purchase agreements and account for them under the normal purchase provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2006

Georgia Gulf Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$14,298	$21,088
Receivables, net of allowance for doubtful accounts of $2,457 in 2005 and $1,874 in 2004	118,193	134,852
Inventories	195,628	186,313
Prepaid expenses and other current assets	13,306	5,186
Deferred income taxes	5,091	10,097
Total current assets	346,516	357,536
Property, plant and equipment, net	401,412	425,734
Goodwill	77,720	77,720
Other assets, net	175,305	102,840
Total assets	$1,000,953	$963,830
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$49,300	$189,900
Accounts payable	202,179	205,365
Interest payable	1,226	1,557
Accrued compensation	14,986	18,293
Other accrued liabilities	16,495	11,779
Total current liabilities	284,186	426,894
Long-term debt	229,339	128,583
Deferred income taxes	107,959	128,032
Other non-current liabilities	16,457	12,052
Total liabilities	637,941	695,561
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,237,653 in 2005 and 33,924,619 in 2004	342	339
Additional paid-in capital	81,782	69,275
Unearned compensation	(5,377)	(3,062)
Retained earnings	286,464	201,876
Accumulated other comprehensive loss, net of tax	(199)	(159)
Total stockholders’ equity	363,012	268,269
Total liabilities and stockholders’ equity	$1,000,953	$963,830

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$2,273,719	$2,206,239	$1,444,483
Operating costs and expenses:
Cost of sales	2,049,510	1,955,095	1,319,094
Selling, general and administrative expenses	61,444	60,721	55,691
Total operating costs and expenses	2,110,954	2,015,816	1,374,785
Operating income	162,765	190,423	69,698
Other income (expense):
Interest expense	(20,527)	(23,778)	(38,195)
Cost related to early retirement of debt	—	—	(13,816)
Interest income	120	115	53
Income before income taxes	142,358	166,760	17,740
Provision for income taxes	46,855	60,868	5,245
Net income	$95,503	$105,892	$12,495
Earnings per share:
Basic	$2.82	$3.21	$0.39
Diluted	$2.79	$3.17	$0.38
Weighted average common shares—basic	33,867	32,965	32,267
Weighted average common shares—diluted	34,193	33,439	32,502

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$95,503	$105,892	$12,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,101	64,554	63,932
Cost related to early retirement of debt	—	—	13,816
Deferred income taxes	(15,067)	3,686	(6,344)
Tax benefit related to stock plans	2,172	5,912	1,107
Stock based compensation	3,761	3,215	1,779
Other non-cash items	1,759	711	—
Change in operating assets and liabilities:
Receivables	40,659	(112,938)	(52,311)
Securitization of trade receivables	(24,000)	65,000	25,000
Inventories	(9,315)	(61,697)	(10,041)
Prepaid expenses and other current assets	(9,369)	1,857	3,350
Accounts payable	(3,186)	69,685	27,737
Interest payable	(331)	(255)	(2,838)
Accrued income taxes	1,258	—	(3,674)
Accrued compensation	(3,307)	3,235	733
Other accrued liabilities	3,458	2,165	555
Prepaid pension costs	(2,311)	(13,398)	2,512
Advance for long-term purchase contract	(79,000)	—	—
Other	5,360	(1,657)	7,269
Net cash provided by operating activities	71,145	135,967	85,077
Investing activities:
Capital expenditures	(32,044)	(23,441)	(24,046)
Proceeds from sale of property, plant and equipment	1,362	—	—
Net cash used in investing activities	(30,682)	(23,441)	(24,046)
Financing activities:
Net change in revolving line of credit	59,400	89,900	—
Long-term debt proceeds	—	—	300,666
Long-term debt payments	(100,000)	(200,000)	(349,780)
Redemption premium and fees paid to retire notes	—	—	(10,760)
Fees paid to issue debt	—	—	(2,239)
Proceeds from issuance of common stock	5,943	27,948	5,857
Purchase and retirement of common stock	(1,681)	(602)	(435)
Dividends	(10,915)	(10,649)	(10,394)
Net cash used in financing activities	(47,253)	(93,403)	(67,085)
Net change in cash and cash equivalents	(6,790)	19,123	(6,054)
Cash and cash equivalents at beginning of year	21,088	1,965	8,019
Cash and cash equivalents at end of year	$14,298	$21,088	$1,965

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-In	Unearned	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (loss)	Equity
Balance, January 1, 2003	32,319	$323	$23,499	$(2,050)	$104,532	$(504)	$125,800
Comprehensive income:
Net income	—	—	—	—	12,495	—	12,495
Unrealized gains on derivative contracts, net of taxes of $122	—	—	—	—	—	204	204
Minimum pension liability adjustment, net of taxes of $16	—	—	—	—	—	26	26
Total comprehensive income							12,725
Employee stock purchase and stock compensation plans, net of forfeitures	436	4	7,961	(330)	—	—	7,635
Retirement of common stock	(19)	—	(434)	—	—	—	(434)
Tax benefit from stock purchase and stock compensation plans	—	—	1,107	—	—	—	1,107
Dividends	—	—	—	—	(10,394)	—	(10,394)
Balance, December 31, 2003	32,736	327	32,133	(2,380)	106,633	(274)	136,439
Comprehensive income:
Net income	—	—	—	—	105,892	—	105,892
Unrealized gains on derivative contracts, net of taxes of $122	—	—	—	—	—	(204)	(204)
Minimum pension liability adjustment, net of taxes of $179	—	—	—	—	—	319	319
Total comprehensive income							106,007
Employee stock purchase and stock compensation plans, net of forfeitures	1,210	12	31,832	(682)	—	—	31,162
Retirement of common stock	(21)	—	(602)	—	—	—	(602)
Tax benefit from stock purchase and stock compensation plans	—	—	5,912	—	—	—	5,912
Dividends	—	—	—	—	(10,649)	—	(10,649)
Balance, December 31, 2004	33,925	339	69,275	(3,062)	201,876	(159)	268,269
Comprehensive income:
Net income	—	—	—	—	95,503	—	95,503
Minimum pension liability adjustment, net of taxes of $24	—	—	—	—	—	(40)	(40)
Total comprehensive income							95,463
Employee stock purchase and stock compensation plans, net of forfeitures	347	3	12,016	(2,315)	—	—	9,704
Retirement of common stock	(34)	—	(1,681)	—	—	—	(1,681)
Tax benefit from stock purchase and stock compensation plans	—	—	2,172	—	—	—	2,172
Dividends	—	—	—	—	(10,915)	—	(10,915)
Balance, December 31, 2005	34,238	$342	$81,782	$(5,377)	$286,464	$(199)	$363,012

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

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

Accounts Receivable and Allowance for Doubtful Accounts.   We grant credit to customers under credit terms that are customary in the industry and based on the creditworthiness of the customer. We also provide allowances for cash discounts and doubtful accounts based on historical collection experience, periodic evaluations of the aging of the accounts receivable and specific collectibility analysis.

Revenue Recognition.   Revenue is recognized when the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Sales Incentives.   We offer sales incentives, primarily in the form of volume rebates, to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts.

Shipping Costs.   All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $78.7 million in 2005, $71.8 million in 2004 and $63.2 million in 2003.

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

Property, Plant and Equipment.   Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2005, 2004 and 2003, was $0.4 million, $0.9 million and $0.7 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for book purposes, with accelerated methods being used for income tax purposes. Depreciation expense totaled approximately $57.6 million, $57.5 million, and $56.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. The net book value of our idled Pasadena, Texas

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

phenol/acetone plant was approximately $1.7 million as of December 31, 2005, and is included in property, plant and equipment on our consolidated balance sheet.

The estimated useful lives of the assets are as follows:

Buildings and land improvements	15-30 years
Machinery and equipment	3-15 years

Asset Retirement Obligation.   Effective January 1, 2005, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The cumulative effect of this accounting change related to prior years was a one-time non-cash charge to income of $1.3 million recognized as of January 1, 2005. The net effect of the change was $1.5 million of additional expense in the 2005 results.

Other Assets.   Other assets primarily consist of advances for long-term raw materials purchase contracts (see note 8), our investment in a joint venture (see note 9), debt issuance costs (see note 6) and prepaid pension costs (see note 12). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate and straight-line methods over the term of the related debt instruments.

Goodwill.   Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. The $77.7 million carrying value of our goodwill allocated to our chlorovinyls segment is tested for impairment annually on October 1. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

Long-Lived Assets.   Our long-lived assets, such as property, plant, and equipment, are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be recorded at the lower of the carrying amount or fair value less costs to sell and no longer depreciated.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

On November 29, 2004, we ceased production at our Tiptonville, Tennessee vinyl compounds plant, which was in our chlorovinyls segment. The Tiptonville long-lived assets were written down to their estimated net realizable value and reclassified to other current assets on the accompanying consolidated balance sheet as these assets were held for sale. The cost associated with closing the facility, writing down the long-lived assets and removing equipment was immaterial. The Tiptonville assets were sold for approximately their fair value during 2005. We noted no impairment when we performed our annual assessment of our idled Pasadena plant assets.

Pension Plans.   We have a defined contribution plan and defined benefit pension plans covering substantially all of our employees. For the defined benefit pension plans, the benefits are based on years of service and the employee’s compensation. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

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

We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law.

Self-Insurance Accruals.   We are self-insured up to certain limits for costs associated with workers’ compensation and employee group medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. We also use information provided by independent consultants to assist in the determination of estimated accruals. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim.

Derivative Financial Instruments.   Derivatives that are not hedges must be adjusted to fair value through earnings in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We engage in

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

activities that expose us to market risks, including the effects of changes in interest rates and changes in commodity prices. Financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate and commodity markets may have on operating results. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. Long-term supply agreements that meet the appropriate criteria are accounted for under the normal purchase provisions within SFAS No. 133 and its amendments.

We formally document all hedging instruments and hedging transactions, as well as our risk management objective and strategy for undertaking hedged transactions. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the consolidated balance sheet or to forecasted transactions. We also formally assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged transactions. When it is determined that a derivative is not highly effective or the derivative expires or is sold, terminated, exercised, or discontinued because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge instrument.

Litigation.   In the normal course of business, we are occasionally involved in legal proceedings. We accrue a liability for such matters when it is probable that a material liability has been incurred and the amount can be reasonably estimated. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

Environmental Expenditures.   Environmental expenditures related to current operations or future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and that do not contribute to future revenues are expensed in the period incurred. Liabilities are recognized when material environmental assessments or cleanups are probable and the costs can be reasonably estimated.

Comprehensive Income.   SFAS No. 130, Reporting Comprehensive Income, requires additional disclosure and presentation of amounts comprising comprehensive income beyond net income. Our comprehensive income is comprised of net income, additional minimum pension liability and the fair value of derivative instruments, net of related income taxes. The components of accumulated other comprehensive loss—net of tax and total comprehensive income are shown as follows:

Accumulated other comprehensive loss—net of tax

	December 31,
In Thousands	2005	2004	2003
Unrealized gains on derivative contracts	$—	$—	$204
Minimum pension liability	(199)	(159)	(478)
Accumulated other comprehensive loss	$(199)	$(159)	$(274)

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

Total comprehensive income

	Year Ended December 31,
In Thousands	2005	2004	2003
Net income	$95,503	$105,892	$12,495
Other comprehensive income (loss) net of tax:
(Loss) gains on derivative contracts	—	(204)	204
Minimum pension liability adjustment	(40)	319	26
Total comprehensive income	$95,463	$106,007	$12,725

Stock-Based Compensation.   We have used the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees in our accounting for stock-based employee compensation. Our employee stock compensation costs, which presently relate to the grants of restricted stock, are being amortized on a straight-line basis over the three-year vesting period. The unamortized stock compensation costs are included in stockholders’ equity.

Pro Forma Effect of Stock Compensation Plans.   We have accounted for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. Under these provisions, no compensation was recognized in 2005, 2004 and 2003 for our stock option plans or our stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2005, 2004 and 2003 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively.

For stock option grants:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.97%	4.00%	3.65%
Expected life	5 years	8 years	8 years
Expected volatility	39%	40%	44%
Expected dividend yield	0.61%	1.18%	1.70%

For stock purchase plan rights:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	2.75%	1.29%	1.38%
Expected life	1 year	1 year	1 year
Expected volatility	33%	29%	44%
Expected dividend yield	1.05%	1.11%	1.38%

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

Using the above assumptions, additional compensation expense under the fair value method would be:

	Year Ended December 31,
In Thousands	2005	2004	2003
For stock option grants	$3,850	$3,227	$3,102
For stock purchase plan rights	1,066	731	863
Total	4,916	3,958	3,965
Provision for income taxes	1,618	1,504	1,507
Total, net of taxes	$3,298	$2,454	$2,458

Had compensation expense been determined in accordance with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

	Year Ended December 31,
In Thousands, Except Per Share Data	2005	2004	2003
Net income:
As reported	$95,503	$105,892	$12,495
Pro forma	92,205	103,438	10,037
Basic earnings per share:
As reported	$2.82	$3.21	$0.39
Pro forma	2.72	3.14	0.31
Diluted earnings per share
As reported	$2.79	$3.17	$0.38
Pro forma	2.71	3.11	0.31

Earnings Per Share.   We apply the provisions of SFAS No. 128, Earnings per Share (“EPS”), which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options and employee stock purchase plan rights are included in the diluted EPS calculation using the treasury stock method. Options to purchase 0.7 million shares of common stock outstanding at December 31, 2005, were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the common stock during these periods. There were no such options outstanding at December 31, 2004, and 0.9 million of such options outstanding as of December 31, 2003.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS  (Continued)

Computations of basic and diluted earnings per share are presented in the following table:

	Year Ended December 31,
In Thousands , Except Per Share Data	2005	2004	2003
Net income	$95,503	$105,892	$12,495
Weighted average shares outstanding—basic	33,867	32,965	32,267
Plus incremental shares from assumed conversions:
Options and awards	298	435	201
Employee stock purchase plan rights	28	39	34
Weighted average shares outstanding—diluted	34,193	33,439	32,502
Basic earnings per share	$2.82	$3.21	$0.39
Diluted earnings per share	2.79	3.17	0.38

2.   NEW ACCOUNTING PRONOUNCEMENTS

In November 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin (“ARB”) No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this statement on January 1, 2006, and it did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Among other items, SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. As permitted by SFAS No. 123, we accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options and our employee stock purchase plan, (“ESPP”). However, in note 1 we have provided pro forma net income and net income per share amounts as if we had adopted the a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock options and ESPP. Pro forma disclosure of share-based compensation is no longer an alternative under SFAS No. 123R.

We utilized a closed-form option pricing model (i.e., Black-Scholes) to measure the fair value of stock options and ESPP grants to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our research on the various models available to value option grants in conjunction with the type and number of stock options and other share-based payments expected to be issued in the future, we presently intend to

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   NEW ACCOUNTING PRONOUNCEMENTS (Continued)

continue to use the Black-Scholes model for option valuation because it best meets the fair value ofbjectives of SFAS 123R.

SFAS No. 123R generally requires public companies to adopt its requirements using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R.

We adopted SFAS No. 123R as of the required effective date for calendar year public companies, which is January 1, 2006, using the “modified prospective” method. Based on our current unvested stock options at December 31, 2005, and an estimate of stock options and ESPP to be granted to employees in 2006, we expect that the adoption of SFAS No. 123R will reduce 2006 net income in the range of $5.2 to $5.7 million. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. See note 11 for further information on our stock-based compensation plans.

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

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating, amortizing or depleting a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle. In addition, SFAS No. 154 requires a correction of an error in previously issued financial statements to be termed a “restatement.” SFAS No. 154 is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005. We will follow the provisions of this standard in the event of any future accounting changes.

On September 15, 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The consensus states that an entity would be required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they have been entered into in contemplation of each other. The consensus also defines other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF Issue

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   NEW ACCOUNTING PRONOUNCEMENTS (Continued)

No. 04-13 will be effective for interim and annual reporting periods ending after March 15, 2006. We do not expect the adoption of EITF Issue No. 04-13 to have a material impact on our consolidated financial statements.

3.   ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to two third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization was amended and restated on September 30, 2005, to extend the agreement one year.

In conjunction with the sale of receivables, we recorded losses of $5.7 million, $2.6 million, and $1.6 million for 2005, 2004 and 2003, respectively, which are included as selling, general and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the relevant Securitization, to the monthly balance in the ownership interests sold.

At December 31, 2005, 2004 and 2003, the uncollected balance of accounts receivable in the defined pool was approximately $277.3 million, $288.4 million and $192.3 million, respectively. We continue to service these receivables and maintain a subordinated interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The balance of receivables sold at December 31, 2005, 2004 and 2003, was $141.0 million, $165.0 million and $100.0 million, respectively. Our Securitization has been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and therefore, the receivables sold are not included in the debt and related accounts receivable accounts on our consolidated balance sheets. We continue to provide an allowance for doubtful accounts related to these receivables based on our historical experience and aging of the accounts receivable. At December 31, 2005, 2004 and 2003, we had a subordinated interest of approximately $136.3 million, $123.4 million and $92.3 million, respectively, in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. During 2005 we reduced the balance of receivables sold from $165.0 million to $141.0 million at December 31, 2005, which resulted in a net decrease of cash flow of $24.0 million. Comparatively, during 2004 and 2003 we had increased cash flow of approximately $65.0 million and $25.0 million, respectively, from the sales of receivables under the Securitization.

4.   INVENTORIES

The major classes of inventories were as follows:

	December 31,
In Thousands	2005	2004
Raw materials and supplies	$69,116	$63,226
Finished goods	126,512	123,087
Inventories	$195,628	$186,313

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31,
In Thousands	2005	2004
Machinery and equipment	$951,649	$958,162
Land and land improvements	27,034	26,944
Buildings	31,897	31,769
Construction-in-progress	26,498	16,804
Property, plant and equipment, at cost	$1,037,078	$1,033,679
Accumulated depreciation	635,666	607,945
Property, plant and equipment, net	$401,412	$425,734

6.   OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

	December 31,
In Thousands	2005	2004
Advances for long-term purchase contracts	$112,920	$37,394
Investment in joint ventures	20,138	23,581
Debt issuance costs	5,516	6,495
Prepaid pension costs	21,041	18,729
Other	15,690	16,641
Total other assets, net	$175,305	$102,840

During 2005 we entered into a long-term raw materials supply contract, which required a $79.0 million advance payment and has been classified in advances for long-term purchase contracts.

Debt issuance costs amortized as interest expense during 2005, 2004 and 2003 were $1.4 million, $2.6 million and $3.1 million, respectively. As of December 31, 2004, other assets included a $3.2 million note receivable balance from one chlorovinyls segment customer, which had a $2.1 million reserve against it. This note was paid and the $2.1 million reserve was taken back into income during 2005.

7.   LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In Thousands	2005	2004
Senior credit facility expires 2009:
Revolving credit facility	$149,300	$89,900
7.625% notes due 2005	—	100,000
7.125% notes due 2013	100,000	100,000
Other	29,339	28,583
Total debt	278,639	318,483
Less current portion	49,300	189,900
Long-term debt	$229,339	$128,583

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   LONG-TERM DEBT (Continued)

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

On November 23, 2004, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended on December 3, 2003. The amendment increased our revolving credit commitment from $120.0 million to $170.0 million, the availability of which was used to repay our existing tranche D term loan. The amended agreement extended the term five years to November 21, 2009, and also beneficially modified certain financial covenants and definitions.

On October 17, 2005, we entered into an amended and restated credit agreement amending the senior credit agreement dated as of November 12, 1999, as amended on November 23, 2004, and December 3, 2003. The amendment increased our revolving credit commitment from $170.0 million to $240.0 million.

On November 15, 2005, we repaid $100.0 million of 7.625 percent secured notes with proceeds from availability under our senior credit facility.

As of December 31, 2005, $82.9 million was available under the revolving credit facility for borrowing under the terms of the senior credit facility. An annual commitment fee, which ranges from 0.20 percent to 0.50 percent (currently 0.25 percent), is required to be paid on the undrawn portion of the commitments under the senior credit facility. Under the revolving credit facility, we may choose to pay interest based on the prime rate of the administrative agent bank plus the applicable pricing margin or the London Interbank Offered Rate, or LIBOR, plus the applicable pricing margin. For 2005, 2004 and 2003 the average interest rates for the revolving credit facility were 4.58 percent, 4.56 percent and 4.21 percent, respectively. The interest rate for the revolving credit facility as of December 31, 2005, was 6.00 percent. The senior credit facility is secured by substantially all of our assets, including real and personal property, inventory, and intangibles. For 2004 the average interest rate for the tranche D term loan was 3.49 percent.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   LONG-TERM DEBT (Continued)

For 2003 the average interest rates for the tranche D and C term loans were 3.81 percent and 3.57 percent, respectively.

Under the senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. As of and for the year ended December 31, 2005, we were in compliance with all such covenants.

Scheduled maturities of long-term debt outstanding at December 31, 2005, are $166.3 million in 2009 and $112.3 million thereafter. However, of our long-term debt of $166.3 million scheduled to mature in 2009, $49.3 million was classified as current as a result of our ability and intent to repay such amount in the next year. Cash payments for interest during the years ended December 31, 2005, 2004 and 2003, excluding debt issuance costs, were $19.1 million, $21.6 million, and $38.0 million, respectively.

8.   COMMITMENTS AND CONTINGENCIES

Leases.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. Future minimum payments under these non-cancelable operating leases as of December 31, 2005, are $18.8 million in 2006, $14.7 million in 2007, $11.7 million in 2008, $9.7 million in 2009, $5.5 million in 2010 and $12.5 million thereafter. Total lease expense was approximately $23.1 million, $19.3 million and $18.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Letters of Credit.   As of December 31, 2005 and 2004, we had outstanding letters of credit totaling approximately $25.6 million and $23.1 million, respectively. Of these amounts, $7.8 million and $5.4 million reduced the availability under our revolving credit facility as of December 31, 2005 and 2004, respectively. These letters of credit, which have terms from one month to one year, provide additional security for the payment of a loan and financial assurance to states for environmental closure, post-closure costs, and third party liability awards.

Purchase Commitments.   We have long-term raw material purchase agreements with variable and fixed payments through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, which we have capitalized as a prepaid manufacturing cost in other long-term assets of $112.9 million and $37.4 million as of December 31, 2005 and 2004, respectively, in the accompanying consolidated balance sheets. We amortize these prepaid manufacturing costs based on the physical delivery from the manufacturer to our plants. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are not in excess of market prices and are designed to assure a source of supply and are not in excess of our normal manufacturing requirements.  We have historically taken physical delivery of the raw materials under these purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for them under the normal purchase provisions of SFAS No. 133 and its amendments. The aggregate amounts of the fixed and determinable portion of the required payments under the agreements are $11.9 million for each of the years 2006 and 2007 and $5.4 million for the year 2008. The aggregate amount of payments made under

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

the agreements for purchases in 2005, 2004 and 2003 were $235.5 million, $108.3 million and $89.6 million, respectively.

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

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

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

As of October 8, 2004, we concluded a global settlement with the Louisiana Department of Environmental Quality that combines several pending enforcement matters relating to the operation of production facilities in Lake Charles and Plaquemine, Louisiana. These proceedings allege unauthorized episodic releases, exceedences of permitted emission rates, exceedences of authorized emissions limitations, and allege violation of leak detection and repair requirements. Under the terms of the settlement, we have paid $50,000 to the Louisiana Department of Environmental Quality and have expended $220,000 for the implementation and performance of certain beneficial environmental projects. Further, we voluntarily undertook additional projects to reduce emissions and protect air quality at a cost of approximately $1.3 million. These payments and expenditures did not have a material effect on our financial position or on our results of operations.

In August 2004 and January and February 2005, the United States Environmental Protection Agency (“USEPA”) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several “areas of concern,” and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. It is likely that any such global settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position or results of operations.

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

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

informed us of the agency’s willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

There are several serious environmental issues concerning the VCM facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company (“CONDEA Vista” is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

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

9.   RELATED PARTY TRANSACTIONS

We own a 50 percent interest in PHH Monomers, LLC (“PHH”), a manufacturing joint venture with PPG Industries, Inc., (“PPG”), to produce vinyl chloride monomer (“VCM”). We receive 50 percent of the VCM production of PHH and consume the majority of the production to produce vinyl resins. Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We purchase our share of the raw materials and pay 50 percent of the processing costs for the right to 50 percent of the VCM production of PHH. PHH has capacity to produce 1.15 billion pounds. The chlorine needs of the PHH facility are supplied via pipeline, under a long-term market price based contract with PPG. PHH is an integral part of our manufacturing operations. At December 31, 2005 and 2004, our investment in PHH was $18.6 million and $21.7 million, respectively, which represents 50 percent of the property, plant and equipment of the PHH production facility, and is included in other long-term assets.

10.   STOCKHOLDERS’ EQUITY

Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from us 1/100th of a share of Junior Participating Preferred Stock for $90.00, subject to adjustment in certain circumstances. The rights expire on April 27, 2010, and may be redeemed by us for $0.01 per right until the earlier to occur of (1) the tenth calendar day following announcement by us that a person or group (other than us or certain related persons) beneficially owns 15  percent or more of our outstanding shares of common stock (an “Acquiring Person”) or (2) the tenth business day following the commencement of a tender or exchange offer that would result in a person or

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.   STOCKHOLDERS’ EQUITY (Continued)

group becoming an Acquiring Person (the earliest of any such date, the “Distribution Date”). The rights first become exercisable on the Distribution Date. Subject to certain conditions, if a person or group becomes an Acquiring Person, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, common stock having a market value equal to two times the right’s exercise price. In addition, subject to certain conditions, if we are involved in a merger or certain other business combination transactions, each right will entitle its holder (other than an Acquiring Person) to receive, upon exercise, common stock of the acquiring company having a market value equal to two times the right’s exercise price.

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

Restricted Stock.   We granted restricted stock awards for 110,375, 107,625 and 117,000 shares of common stock during 2005, 2004 and 2003, respectively, to our key employees. The restricted shares vest over a three-year period. The weighted average grant date fair value per share of restricted stock granted during 2005, 2004 and 2003 was $52.81, $27.11 and $18.85, respectively. Compensation expense for the 2005, 2004 and 2003 restricted stock awards was $3.4 million, $2.4 million and $1.8 million, respectively. The unearned compensation related to unvested restricted stock awards was $5.4 million, $3.1 million and $2.4 million at December 31, 2005, 2004, and 2003, respectively. The unearned compensation is included in stockholders’ equity and is being recognized on a straight-line basis over the three-year vesting period. During 2005, 2004 and 2003, 33,550, 21,166 and 19,196 shares of restricted stock, respectively, were surrendered in satisfaction of required minimum tax withholding obligations.

Stock Options.   Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   RESTRICTED STOCK, STOCK OPTION AND STOCK PURCHASE PLANS (Continued)

A summary of stock option activity under all plans is as follows:

	Year Ended December 31,
	2005		2004		2003
	Shares	Exercise Price (1)	Shares	Exercise Price (1)	Shares	Exercise Price (1)
Outstanding at beginning of year	1,444,941	$24.90	2,101,414	$24.84	2,044,549	$25.31
Granted	317,200	53.38	326,533	26.95	329,500	19.12
Exercised	(114,867)	23.28	(968,507)	25.47	(171,136)	16.34
Forfeited/expired	(14,666)	32.49	(14,499)	24.19	(101,499)	30.06
Outstanding at year end	1,632,608	30.47	1,444,941	24.90	2,101,414	24.84
Exercisable at year end	1,020,957	$25.10	853,090	$25.49	1,497,428	$26.83
Options available for grant	1,202,075		1,588,092		991,766

(1)          Weighted average.

The following table summarizes information about stock options at December 31, 2005:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Exercise Price (1)	Remaining Contractual Life (1)	Shares	Exercise Price (1)
$15.44 to $25.00	621,244	$19.59	6.03 years	529,750	$19.69
$25.01 to $35.00	533,664	28.18	6.12 years	328,207	28.78
$35.01 to $45.00	163,000	35.25	2.03 years	163,000	35.25
$45.01 to $53.38	314,700	53.38	9.08 years	—	53.38
Total $15.44 to $53.38	1,632,608	$30.47	6.25 years	1,020,957	$25.10

(1)          Weighted average.

Stock Purchase Plan.   Our stockholders have approved a qualified employee stock purchase plan, which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee’s base salary. In connection with this stock purchase plan, 231,440 shares of common stock are reserved for future issuances. Under this plan 125,075, 131,198 and 154,819 shares of common stock were issued at $25.95, $24.71 and $19.77 per share during 2005, 2004 and 2003, respectively.

12.   EMPLOYEE RETIREMENT PLANS

We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately $7.8 million, $10.6 million, and $7.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts and by defined benefit plans for which the benefits are based on years of service and the employee’s compensation or for which the benefit is a specific monthly amount for each

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   EMPLOYEE RETIREMENT PLANS (Continued)

year of service. We use a measurement date of December 31 for our pension plans. We do not provide post-retirement health care benefits to our employees.

Benefit Obligations.   The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans were as follows:

	December 31,
In Thousands	2005	2004
Change in projected benefit obligation:
Net benefit obligation at beginning of year	$83,871	$72,119
Service cost	3,396	3,021
Interest cost	5,292	4,852
Actuarial loss	3,413	3,634
Plan amendments	—	2,637
Curtailments	—	(87)
Settlements	—	(287)
Gross benefits paid	(2,208)	(2,018)
Net projected benefit obligation at end of year	$93,764	$83,871

The accumulated benefit obligation at the end of 2005 and 2004 was $83.9 million and $77.6 million, respectively. The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2005, and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

	December 31,
	2005	2004
Weighted-average assumptions used to determine end of year benefit obligations:
Discount rate	5.75%	6.00%
Rate of compensation increase	4.26%	4.31%

Plan Assets.   The reconciliation of the beginning and ending balances of the fair value of plan assets were as follows:

	December 31,
In Thousands	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$84,811	$63,750
Actual return on plan assets	6,748	6,508
Employer contributions	5,097	16,571
Settlements	—	—
Gross benefits paid	(2,208)	(2,018)
Fair value of plan assets at end of year	$94,448	$84,811

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   EMPLOYEE RETIREMENT PLANS (Continued)

Employer contributions include direct benefits paid under all pension plans of $0.6 million from employer assets in both 2005 and 2004.

The expected long-term rate of return on plan assets was changed from 8.50 percent to 8.25 percent as of December 31, 2005. The asset allocations for our pension plans at the end of 2005 and 2004 and the target allocation for 2006, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2006	2005	2004
Equity Securities	58 to 90%	76.8%	78.0%
Debt Securities	15 to 35%	17.3%	14.9%
Real Estate	0 to 7%	0.5%	—
Other	0 to 10%	5.4%	7.1%
	100%	100%	100%

Equity securities include none of our common stock at the end of both 2005 and 2004.

Our investment committee establishes investment policies and strategies and regularly monitors the performance of the plan’s funds. Our investment strategy with respect to pension assets is to invest the assets in accordance with the “prudent investor” guidelines contained in the Employee Retirement Income Security Act of 1974, and fiduciary standards. Our policy on funding is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

Funded Status.   The funded status of the plans, reconciled to the amounts reported on the statements of financial position, follows:

	December 31,
In Thousands	2005	2004
Fair value of plan assets	$94,448	$84,811
Net projected benefit obligation	93,764	83,871
Funded status at end of year	684	940
Unrecognized net actuarial loss	12,917	9,452
Unrecognized prior service cost	2,114	2,419
Unrecognized net transition obligation	295	509
Net amount recognized at end of year	$16,010	$13,320

	December 31,
In Thousands	2005	2004
Amounts recognized in the statement of financial position:
Prepaid benefit cost	$21,041	$18,729
Accrued benefit cost	(5,030)	(5,409)
Additional minimum liability	(357)	(314)
Intangible asset	44	67
Accumulated other comprehensive loss	312	247
Net amount recognized at end of year	$16,010	$13,320

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   EMPLOYEE RETIREMENT PLANS (Continued)

At the end of 2005 and 2004 the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets December 31,		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets December 31,
In Thousands	2005	2004	2005	2004
End of year:
Projected benefit obligation	$4,790	$4,958	$4,790	$4,958
Accumulated benefit obligation	4,790	4,958	4,790	4,958
Fair value of plan assets	—	—	—	—

Expected Cash Flows.   We do not expect to make any contributions to the plan trust for all pension plans during 2006 but reserve the right to do so. Our expected contribution in the form of direct benefit payments for 2006 is $0.5 million for all pension plans. Expected benefit payments for all pension plans are $2.5 million in 2006, $2.7 million in 2007, $3.0 million in 2008, $3.5 million in 2009, $4.0 million in 2010 and $28.5 million from 2011 to 2015.

Net Periodic Cost.   The amount of net periodic benefit cost recognized includes the following components:

	Year Ended December 31,
In Thousands	2005	2004	2003
Components of periodic benefit cost:
Service cost	$3,396	$3,021	$2,702
Interest cost	5,292	4,852	4,270
Expected return on assets	(7,133)	(5,535)	(4,620)
Amortization of:
Transition obligation	214	223	223
Prior service cost	305	278	80
Actuarial gain	333	34	371
Curtailment charge	—	68	—
Settlement credit	—	(287)	—
Total net periodic benefit cost	$2,407	$2,654	$3,026

Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Year Ended December 31,
	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	4.31%	4.31%	6.15%

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   EMPLOYEE RETIREMENT PLANS (Continued)

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

13.   INCOME TAXES

The provision for (benefit from) income taxes was as follows:

	Year Ended December 31,
In Thousands	2005	2004	2003
Current:
Federal	$52,829	$49,556	$10,830
State	9,093	6,742	614
	61,922	56,298	11,444
Deferred:
Federal	(9,560)	4,034	(5,585)
State	(5,507)	536	(614)
Provision for income taxes	(15,067)	4,570	(6,199)
	$46,855	$60,868	$5,245

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.8	2.7
Effect of favorable settlement of tax audits	—	—	(4.1)
Extraterritorial income exclusion	(1.0)	(1.0)	(2.1)
American Jobs Creation Act of 2004	(1.2)	—	—
Non-deductible compensation	0.4	0.7	—
Percentage depletion	(0.4)	(0.4)	(3.4)
State legislation changes	(1.5)	—	—
Other	(1.2)	(0.6)	1.5
Effective income tax rate	32.9%	36.5%	29.6%

Cash payments for income taxes during 2005, 2004, and 2003 were $51.8 million, $61.3 million and $14.9 million, respectively.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   INCOME TAXES (Continued)

Our overall effective income tax rate decreased from 36.5 percent for the year ended December 31, 2004, to 32.9 percent for 2005 primarily due to the estimated tax deductions created by the American Jobs Creation Act of 2004 and state legislation changes during 2005.

Our net deferred tax liability consisted of the following major items:

	December 31,
In Thousands	2005	2004
Deferred tax assets:
Receivables	$914	$721
Inventories	1,673	2,867
Vacation	1,685	1,578
State tax credits	3,550	4,252
Spare parts inventories	1,764	—
Environmental	1,700	—
Other	2,646	679
Total deferred tax assets	13,932	10,097
Deferred tax liability:
Property, plant and equipment	(98,279)	(116,760)
Intangible assets	(13,047)	(11,272)
Employee compensation	(4,558)	—
Other	(916)	—
Total deferred tax liability	(116,800)	(128,032)
Net deferred tax liability	$(102,868)	$(117,935)

We believe, based on our history of operating results and expectations for the future, that future taxable income will be sufficient to fully utilize the deferred tax assets at December 31, 2005. Furthermore, our state income tax credits can be carried forward indefinitely. In addition, we are subject to certain tax claims that may arise in the ordinary course of business. We believe with respect to these tax claims the ultimate resolution will not have a material effect on our financial position or results of operations.

We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At December 31, 2005 and 2004, we had a tax contingency reserve of $3.8 million and $2.4 million, respectively. A change in our assumptions used to develop our tax contingency reserve could significantly impact our effective tax rate and our results of operations.

14.   EXPORT SALES

Export sales were approximately 15 percent, 17 percent and 12 percent of our sales for the years ended December 31, 2005, 2004 and 2003, respectively. Based on destination, the principal international markets we serve are Europe, Canada, and South and Central America. No sales to any one country were greater than five percent of total net sales.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   DERIVATIVE FINANCIAL INSTRUMENTS

Raw Materials and Natural Gas Price Risk Management.   The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2005 and 2004, we had no raw material or natural gas forward swap contracts outstanding. At December 31, 2003, we had natural gas contracts outstanding with an aggregate notional amount of 310,000 MMBTU’s (Million British Thermal Units) and the fair value of these contracts was an asset of $0.3 million, with the offset recorded in other comprehensive income, net of applicable income taxes. At December 31, 2003, there was no ineffectiveness related to this contract and $0.3 million was released to earnings in the first quarter of 2004. At December 31, 2003, we had no other forward swap contracts.

Interest Rate Risk Management.   We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We do not use interest rate swap agreements for trading or speculative purposes. As of December 31, 2005, 2004 and 2003, we did not have any interest rate swap agreements outstanding.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The carrying amounts of our senior credit facility, revolving credit facility and other financial instruments approximate the fair value due to the floating market interest rates to which the respective agreements are subject. The fair values of the 7.625 percent notes are, and the fair values of the 7.125 percent notes were, based on quoted market interest rates that are or were currently available to us for issuance of long-term debt with similar terms and remaining maturities. The 7.625 percent notes were repaid on November 15, 2005.

The following is a summary of our long-term debt where the fair values differ from the recorded amounts as of December 31, 2005 and 2004:

	December 31,
	2005		2004
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
7.625% notes due 2005	$—	$—	$100,000	$103,250
7.125% notes due 2013	100,000	102,625	100,000	108,000

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.   SEGMENT INFORMATION

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

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, and income and expense items reflected as “other income (expense)” on our consolidated statements of income. Intersegment sales and transfers are insignificant.

Identifiable assets consist of plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Corporate and general plant service assets include cash, certain corporate receivables, data processing equipment and prepaid pension costs. We have no significant assets located outside of the United States.

Segments

In Thousands	Chlorovinyls		Aromatics		Corporate and General Plant Services		Total
Year Ended December 31, 2005:
Net sales	$1,592,749		$680,970		$—		$2,273,719
Operating income (loss)	202,555		(10,453)		(29,337	)(1)	162,765
Depreciation and amortization	52,584		6,967		3,550		63,101
Capital expenditures	28,311		2,635		1,098		32,044
Total assets	807,873		99,386		93,694		1,000,953
Year Ended December 31, 2004:
Net sales	$1,452,404		$753,835		$—		$2,206,239
Operating income (loss)	165,910		50,556		(26,043	)(1)	190,423
Depreciation and amortization	51,345		7,408		5,801		64,554
Capital expenditures	18,326		3,138		1,977		23,441
Total assets	725,712	(2)	135,105	(2)	103,013	(2)	963,830	(2)
Year Ended December 31, 2003:
Net sales	$1,159,035		$285,448		$—		$1,444,483
Operating income (loss)	86,289		1,673		(18,264	)(1)	69,698
Depreciation and amortization	50,072		7,916		5,944		63,932
Capital expenditures	22,596		724		726		24,046
Total assets	715,368		87,052		54,365		856,785

(1)          Includes shared services, administrative and legal expenses, along with the cost of our receivables securitization program.

(2)          Includes adjustment to reduce previously reported assets in the Chlorovinyls and Aromatics segments by $11.3 million and $21.3 million,  respectively, and increase previously reported assets in the Corporate and General Plant Services segment by $32.6 million.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.   SEGMENT INFORMATION

Geographic Areas

	Year Ended December 31,
In Thousands	2005	2004	2003
Net sales:
Domestic	$1,939,832	$1,822,822	$1,266,993
Foreign	333,887	383,417	177,490
Total	$2,273,719	$2,206,239	$1,444,483

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated:

In Thousands, Except Per Share Data*	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
2005
Net sales	$645,409	$584,162	$525,223	$518,925
Gross margin	82,310	35,109	60,339	46,451
Operating income	66,460	20,494	43,422	32,390
Net income	38,743	10,169	27,933	18,658
Basic earnings per share	1.15	0.30	0.82	0.55
Diluted earnings per share	1.13	0.30	0.82	0.55
Dividends per common share	0.08	0.08	0.08	0.08
2004
Net sales	$496,687	$522,272	$596,373	$590,907
Gross margin	50,900	67,589	76,071	56,585
Operating income	36,129	53,598	58,889	41,808
Net income	18,738	29,733	33,365	24,058
Basic earnings per share	0.57	0.91	1.01	0.72
Diluted earnings per share	0.57	0.90	1.00	0.71
Dividends per common share	0.08	0.08	0.08	0.08

*                    Totaling quarterly data for 2005 and 2004 may differ from the annual audited consolidated income statements due to rounding.

(1)          The Second Quarter of 2005 includes an unfavorable impact of $0.50 per diluted share due to both our planned and unplanned plant outages.

(2)          The Third Quarter of 2005 includes favorable income tax adjustments of $0.09 per diluted share as well as a negative impact of $0.24 per diluted share related to the operational disruptions caused by Hurricanes Katrina and Rita.

(3)          The Fourth Quarter of 2005 includes an unfavorable impact of approximately $0.22 per diluted share due to operational disruptions caused by Hurricane Rita early in the fourth quarter.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19.   SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under our 7.125 percent unsecured senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the Guarantor Subsidiaries). The guarantees are full, unconditional and joint and several. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, Guarantor Subsidiaries and our remaining subsidiaries (the Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

In connection with the acquisition of the vinyls business of CONDEA Vista on November 12, 1999, we essentially became a holding company by transferring our operating assets and employees to our wholly owned subsidiary, Georgia Gulf Chemicals & Vinyls, LLC. Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2005

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$14,296	$2	$—	$14,298
Receivables, net	139,077	53,571	134,081	(208,536)	118,193
Inventories	—	195,628	—	—	195,628
Prepaid expenses and other current assets	—	13,272	34	—	13,306
Deferred income taxes	—	5,091	—	—	5,091
Total current assets	139,077	281,858	134,117	(208,536)	346,516
Property, plant and equipment, net	173	401,239	—	—	401,412
Goodwill	—	77,720	—	—	77,720
Other assets, net	15,657	159,648	—	—	175,305
Investment in subsidiaries	419,400	116,230	—	(535,630)	—
Total assets	$574,307	$1,036,695	$134,117	$(744,166)	$1,000,953
Current portion of long-term debt	$—	$49,300	$—	$—	$49,300
Accounts payable	73,258	319,561	17,896	(208,536)	202,179
Interest payable	597	629	—	—	1,226
Accrued compensation	—	14,986	—	—	14,986
Other accrued liabilities	—	16,495	—	—	16,495
Total current liabilities	73,855	400,971	17,896	(208,536)	284,186
Long-term debt	129,339	100,000	—	—	229,339
Deferred income taxes	—	107,959	—	—	107,959
Other non-current liabilities	8,101	8,356	—	—	16,457
Total liabilities	211,295	617,286	17,896	(208,536)	637,941
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	342	5	19	(24)	342
Additional paid-in capital	81,782	7,940	107,349	(115,289)	81,782
Unearned compensation	(5,377)	—	—	—	(5,377)
Retained earnings	286,265	411,464	8,853	(420,317)	286,265
Total stockholders’ equity	363,012	419,409	116,221	(535,630)	363,012
Total liabilities and stockholders’ equity	$574,307	$1,036,695	$134,117	$(744,166)	$1,000,953

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$21,082	$6	$—	$21,088
Receivables, net	177,264	14,443	121,657	(178,512)	134,852
Inventories	—	186,313	—	—	186,313
Prepaid expenses and other current assets	—	5,090	96	—	5,186
Deferred income taxes	—	10,097	—	—	10,097
Total current assets	177,264	237,025	121,759	(178,512)	357,536
Property, plant and equipment, net	217	425,517	—	—	425,734
Goodwill	—	77,720	—	—	77,720
Other assets, net	14,502	88,338	—	—	102,840
Investment in subsidiaries	317,433	112,355	—	(429,788)	—
Total assets	$509,416	$940,955	$121,759	$(608,300)	$963,830
Current portion of long-term debt	$100,000	$89,900	$—	$—	$189,900
Accounts payable	3,967	370,507	9,403	(178,512)	205,365
Interest payable	1,520	37	—	—	1,557
Accrued compensation	—	18,293	—	—	18,293
Other accrued liabilities	—	11,779	—	—	11,779
Total current liabilities	105,487	490,516	9,403	(178,512)	426,894
Long-term debt	128,583	—	—	—	128,583
Deferred income taxes	—	128,032	—	—	128,032
Other non-current liabilities	7,077	4,975	—	—	12,052
Total liabilities	241,147	623,523	9,403	(178,512)	695,561
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	339	6	19	(25)	339
Additional paid-in capital	69,275	7,940	107,349	(115,289)	69,275
Unearned compensation	(3,062)	—	—	—	(3,062)
Retained earnings	201,717	309,486	4,988	(314,474)	201,717
Total stockholders’ equity	268,269	317,432	112,356	(429,788)	268,269
Total liabilities and stockholders’ equity	$509,416	$940,955	$121,759	$(608,300)	$963,830

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2005

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,491	$2,273,718	$12,174	$(24,664)	$2,273,719
Operating costs and expenses:
Cost of sales	—	2,049,510	—	—	2,049,510
Selling, general and administrative	18,685	59,114	8,309	(24,664)	61,444
Total operating costs and expenses	18,685	2,108,624	8,309	(24,664)	2,110,954
Operating income (loss)	(6,194)	165,094	3,865	—	162,765
Other income (expense):
Interest expense, net	(3,440)	(16,967)	—	—	(20,407)
Equity in income of subsidiaries	101,966	3,876	—	(105,842)	—
Income before income taxes	92,332	152,003	3,865	(105,842)	142,358
Provision for income taxes	(3,171)	50,026	—	—	46,855
Net income	$95,503	$101,977	$3,865	$(105,842)	$95,503

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,830	$2,206,239	$10,066	$(20,896)	$2,206,239
Operating costs and expenses:
Cost of sales	—	1,955,095	—	—	1,955,095
Selling, general and administrative	19,481	56,993	5,143	(20,896)	60,721
Total operating costs and expenses	19,481	2,012,088	5,143	(20,896)	2,015,816
Operating income (loss)	(8,651)	194,151	4,923	—	190,423
Other income (expense):
Interest expense, net	(5,617)	(18,046)	—	—	(23,663)
Equity in income of subsidiaries	114,953	4,935	—	(119,888)	—
Income before income taxes	100,685	181,040	4,923	(119,888)	166,760
Provision for income taxes	(5,207)	66,075	—	—	60,868
Net income	$105,892	$114,965	$4,923	$(119,888)	$105,892

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Year Ended December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,795	$1,444,483	$3,495	$(14,290)	$1,444,483
Operating costs and expenses:
Cost of sales	—	1,319,094	—	—	1,319,094
Selling, general and administrative	14,629	51,905	3,447	(14,290)	55,691
Total operating costs and expenses	14,629	1,370,999	3,447	(14,290)	1,374,785
Operating income (loss)	(3,834)	73,484	48	—	69,698
Other income (expense):
Interest expense, net	(6,237)	(31,905)	—	—	(38,142)
Cost related to early retirement of debt	(13,816)	—	—	—	(13,816)
Equity in income of subsidiaries	28,021	43	—	(28,064)	—
Income before income taxes	4,134	41,622	48	(28,064)	17,740
Provision for income taxes	(8,361)	13,606	—	—	5,245
Net income	$12,495	$28,016	$48	$(28,064)	$12,495

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$95,503	$101,977	$3,865	$(105,842)	$95,503
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquired amounts:
Depreciation and amortization	604	62,400	97	—	63,101
Deferred income taxes	—	(15,067)	—	—	(15,067)
Tax benefit related to stock plans	2,172	—	—	—	2,172
Stock based compensation	3,761	—	—	—	3,761
Other non-cash items	779	980	—	—	1,759
Equity in earnings of subsidiaries	(101,967)	(3,875)	—	105,842	—
Change in operating assets, liabilities and other	105,801	(181,920)	(3,965)	—	(80,084)
Net cash provided by (used in) operating activities	106,653	(35,505)	(3)	—	71,145
Investing activities:
Capital expenditures	—	(32,044)	—	—	(32,044)
Proceeds from sale of property, plant and equipment	—	1,362	—	—	1,362
Net cash used in investing activities	—	(30,682)	—	—	(30,682)
Financing activities:
Net change in revolving line of credit	—	59,400	—	—	59,400
Long-term debt payments	(100,000)	—	—	—	(100,000)
Proceeds from issuance of common stock	5,943	—	—	—	5,943
Purchase and retirement of common stock	(1,681)	—	—	—	(1,681)
Dividends	(10,915)	—	—	—	(10,915)
Net cash (used in) provided by financing activities	(106,653)	59,400	—	—	(47,253)
Net change in cash and cash equivalents	—	(6,787)	(3)	—	(6,790)
Cash and cash equivalents at beginning of year	—	21,082	6		21,088
Cash and cash equivalents at end of year	$—	$14,295	$3	$—	$14,298

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$105,892	$114,965	$4,923	$(119,888)	$105,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquired amounts:
Depreciation and amortization	705	63,706	143	—	64,554
Deferred income taxes	—	3,686	—	—	3,686
Tax benefit related to stock plans	5,912	—	—	—	5,912
Stock based compensation	3,215	—	—	—	3,215
Other non-cash items	711	—	—	—	711
Equity in earnings of subsidiaries	(114,953)	(4,935)	—	119,888	—
Change in operating assets, liabilities and other	(18,007)	(24,926)	(5,070)	—	(48,003)
Net cash (used in) provided by operating activities	(16,525)	152,496	(4)	—	135,967
Investing activities:
Capital expenditures	(172)	(23,269)	—	—	(23,441)
Financing activities:
Net change in revolving line of credit	—	89,900	—	—	89,900
Long-term debt payments	—	(200,000)	—	—	(200,000)
Proceeds from issuance of common stock	27,948	—	—	—	27,948
Purchase and retirement of common stock	(602)	—	—	—	(602)
Dividends	(10,649)	—	—	—	(10,649)
Net cash provided by (used in) financing activities	16,697	(110,100)	—	—	(93,403)
Net change in cash and cash equivalents	—	19,127	(4)	—	19,123
Cash and cash equivalents at beginning of year	—	1,955	10	—	1,965
Cash and cash equivalents at end of year	$—	$21,082	$6	$—	$21,088

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$12,495	$28,015	$49	$(28,064)	$12,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquired amounts:
Depreciation and amortization	1,278	62,436	218	—	63,932
Cost related to early retirement of debt	13,816	—	—	—	13,816
Deferred income taxes	—	(6,344)	—	—	(6,344)
Tax benefit related to stock plans	1,107	—	—	—	1,107
Stock based compensation	1,779	—	—	—	1,779
Other non-cash items	—	—	—	—	—
Equity in earnings of subsidiaries	(28,021)	(43)	—	28,064	—
Change in operating assets, liabilities and other	114,858	(116,298)	(268)	—	(1,708)
Net cash provided by (used in) operating activities	117,312	(32,234)	(1)	—	85,077
Investing activities:
Capital expenditures	(7)	(24,039)	—	—	(24,046)
Financing activities:
Long-term debt proceeds	100,666	200,000	—	—	300,666
Long-term debt payments	(200,000)	(149,780)	—	—	(349,780)
Redemption premium and fees paid to retire notes	(10,760)	—	—	—	(10,760)
Fees paid to issue debt	(2,239)	—	—	—	(2,239)
Proceeds from issuance of common stock	5,857	—	—	—	5,857
Purchase and retirement of common stock	(435)	—	—	—	(435)
Dividends	(10,394)	—	—	—	(10,394)
Net cash (used in) provided by financing activities	(117,305)	50,220	—	—	(67,085)
Net change in cash and cash equivalents	—	(6,053)	(1)	—	(6,054)
Cash and cash equivalents at beginning of year	—	8,008	11	—	8,019
Cash and cash equivalents at end of year	$—	$1,955	$10	$—	$1,965

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.   CONTROLS AND PROCEDURES.

Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of December 31, 2005, to ensure that information required to be disclosed by the company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have not been any changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

To the Stockholders of Georgia Gulf Corporation:

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Internal controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Because of the inherent limitations of internal controls, internal controls over financial reporting may not prevent or detect all misstatements or fraud. Therefore, no evaluation of internal control can provide absolute assurance that all control issues or instances of fraud will be prevented or detected.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company’s management concluded that, as of December 31, 2005, the company’s internal control over financial reporting was effective based on those criteria.

Deloitte & Touche LLP, the company’s independent registered public accounting firm, which also audited the company’s consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting, which is included below.

/s/ EDWARD A. SCHMITT	/s/ JAMES T. MATTHEWS
Edward A. Schmitt	James T. Matthews
President and Chief Executive Officer	Vice President—Finance, Treasurer and
Chief Financial Officer

March 1, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Report of Managementt on Internal Control Over Financial Reporting, that Georgia Gulf Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2006

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held May 16, 2006, are hereby incorporated by reference in response to this item.

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

Our President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on May 18, 2005, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Georgia Gulf of the NYSE’s corporate governance listing standards as of that date.

The following is additional information regarding our executive officers who are not directors, as of February 27, 2006:

Joel I. Beerman, 55, has served as Vice President, General Counsel and Secretary since February 1994.

Paul D. Carrico, 55, has served as Vice President, Polymer Group since May 2005. Before then, Mr. Carrico held the position of Business Manager, Resin Division, since joining Georgia Gulf in 1999 when it acquired the vinyls business of CONDEA Vista.

William H. Doherty, 51, has served as Vice President, Vinyl Compounds Group since December 1999. Before then, Mr. Doherty served as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

James T. Matthews, 52, has served as Vice President-Finance, Treasurer and Chief Financial Officer since December 2003 and as Treasurer since December 2002. Mr. Matthews served as Corporate Controller from March 2001 until August 2003. From 1996 to 2001 Mr. Matthews served as Vice President of Finance of the containerboard division of The Mead Corporation.

Mark J. Seal, 54, has served as Vice President, Chemicals Group since May 2005. Before then, Mr. Seal had served as Vice President, Polymer Group since August 1993.

C. Douglas Shannon, 54, has served as Vice President, Chemicals Group Procurement since May 2005 and served as Vice President, Chemicals Group from December 1999 until May 2005. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and managed feedstock purchasing.

Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11.   EXECUTIVE COMPENSATION.

The information set forth under the captions “Election of Directors—Compensation of Directors” and “Executive Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2006, is hereby incorporated by reference in response to this item.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Security Ownership of Principal Stockholders and Management” in our proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2006, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which equity securities of Georgia Gulf Corporation are authorized for issuance to employees as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,632,608	$30.47	1,202,075
Equity compensation plans not approved by security holders	—	—	—
Total	1,632,608	$30.47	1,202,075

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not had any transactions required to be reported under this item for the calendar year 2005, or for the period from January 1, 2006 to the date of this report.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section entitled “Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2006, is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a)     The following documents are filed as a part of this Form 10-K:

(1)   Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)   Financial Statement Schedules:

The following consolidated financial statement schedule is for the years ended December 31, 2005, 2004 and 2003:

Schedule II Valuation and Qualifying Accounts

Schedules other than the one listed above are omitted because they are not required and are not applicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

(3)          Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

(b)   The following exhibits are filed as part of this Form 10-K:

Exhibit No.		Description
*	10	Description of the 2006 Management Incentive Bonus Plan
	21	Subsidiaries of the Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31	Rule 13a - 14(a) / 15d - 14(a) Certifications
	32	Section 1350 Certifications

The following exhibit is incorporated by reference to Georgia Gulf’s Form 10-K for the year ended December 31, 2004:

Exhibit No.	Description
*10	Description of the 2005 Management Incentive Bonus Plan

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K dated October 21, 2005:

Exhibit No.	Description
10.1

Amendment No. 1 dated as of October 17, 2005 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of November 23, 2004, among Georgia Gulf Corporation, the Eligible Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K dated October 4, 2005:

Exhibit No.	Description
10.1

Second Amendment to Amended and Restated Receivables Purchase Agreement, dated September 30, 2005 to the Amended and Restated Receivables Purchase Agreement dated as of November 12, 2004 Among GGRC Corp., as Seller and Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC as Initial Servicers and Blue Ridge Asset Funding Corporation as a Purchaser and Victory Receivables Corporation as a Purchaser and Wachovia Bank, National Association as Administrative Agent and Blue Ridge Purchaser Agent and the Bank of Tokyo-Mitsubishi, Ltd., New York Branch as Victory Purchaser Agent.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K dated May 23, 2005:

Exhibit No.	Description
99.1	Amended and Restated Bylaws.

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K dated November 30, 2004:

Exhibit No.	Description
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

10.2

First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, by and among GGRC Corp.,Georgia Gulf Corporation, Georgia Gulf Chemicals and Vinyls, LLC, Blue Ridge Asset Funding Corporation, Victory Receivables Corporation, Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch.

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K dated November 18, 2004:

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

The following exhibits are incorporated by reference to Georgia Gulf’s Form 10-Q for the quarter ended September 30, 2004, filed November 1, 2004:

Exhibit No.	Description
*10.1	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy
*10.2	Form of Executive Nonqualified Stock Option Agreement.
*10.3	Form of Non-Employee Director Nonqualified Stock Option Agreement.
*10.4	Form of Executive Restricted Shares Agreement.
*10.5	Form of Deferred Shares Agreement.

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K Report dated June 2, 2004:

Exhibit No.	Description
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

The following exhibits are incorporated by reference to Appendices B and C to Georgia Gulf’s proxy statement, filed April 13, 2004:

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
99.1

The Amendment dated as of September 26, 2003 to the Credit Agreement dated as of November 12, 1999 and amended and restated as of August 9, 2002, among Georgia Gulf Corporation (the “Company”), the eligible subsidiaries party thereto, the lenders party thereto and JP Morgan Chase Bank, as administrative agent (the “Administrative Agent”).

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

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K Report dated December 10, 2002, filed on December 11, 2002:

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

The following exhibits are incorporated by reference to Georgia Gulf’s Form 10-Q Report for the quarter ended June 30, 2002, filed August 13, 2002:

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

The following exhibit is incorporated by reference to Appendix A to Georgia Gulf’s proxy statement filed April 10, 2002.

Exhibit No.	Description
*10	2002 Equity and Performance Incentive Plan

The following exhibits are incorporated by reference to Georgia Gulf’s Form 10-Q Report for the quarter ended June 30, 2001, filed August 14, 2001:

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

The following exhibit is incorporated by reference to Exhibit A to Georgia Gulf’s proxy statement filed March 10, 2001.

Exhibit No.	Description
*10	Second Amendment to Employee Stock Purchase Plan.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-A amendment filed December 13, 2000:

Exhibit No.	Description
4.1	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf and EquiServe Trust Company, N.A.

The following exhibits are incorporated herein by reference to Georgia Gulf’s 1999 Form 8-K Current Report dated November 18, 1999, filed November 19, 1999:

Exhibit No.	Description
10.1

Credit Agreement dated as of November 12, 1999 between Georgia Gulf Corporation, the Eligible Subsidiaries referred to therein, the Lenders party thereto, and The Chase Manhattan Bank as Administrative Agent, Syndication Agent and Collateral Agent

The following exhibit is incorporated herein by reference to Georgia Gulf’s Form S-8 (File No. 33-59433) filed July 20, 1998:

Exhibit No.	Description
*4	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan

The following exhibit is incorporated herein by reference to Georgia Gulf’s Form S-8 (File No. 33-64749) filed December 5, 1995:

Exhibit No.	Description
*10	Georgia Gulf Corporation Employee Stock Purchase Plan

The following exhibit is incorporated herein by reference to Georgia Gulf’s 1991 Form 10-K Annual Report filed March 30, 1992:

Exhibit No.	Description
3(a)	Certificate of Amendment of Certificate of Incorporation

The following exhibits are incorporated herein by reference to Georgia Gulf’s Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

Exhibit No.			Description
	3	(a)	Certificate of Agreement of Merger, with Certificate of Incorporation of Georgia Gulf as Exhibit A thereto, dated December 31, 1984, and amendments thereto
	10	(g)	Agreement re: Liabilities among Georgia-Pacific, Georgia-Pacific Chemicals, Inc., and others dated, December 31, 1984
*	10	(u)	Executive Retirement Agreements
	10	(v)	Salt Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION
(Registrant)
Date: March 1, 2006	By:	/s/ EDWARD A. SCHMITT
Edward A. Schmitt,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD A. SCHMITT	President, Chief Executive Officer and Director	March 1, 2006
Edward A. Schmitt	(Principal Executive Officer)
/s/ JAMES T. MATTHEWS	Vice President—Finance, Treasurer and Chief Financial	March 1, 2006
James T. Matthews	Officer (Principal Financial and Accounting Officer)
/s/ JOHN E. AKITT	Director	March 1, 2006
John E. Akitt
/s/ CHARLES L. HENRY	Director	March 1, 2006
Charles L. Henry
/s/ DENNIS M. CHORBA	Director	March 1, 2006
Dennis M. Chorba
/s/ PATRICK J. FLEMING	Director	March 1, 2006
Patrick J. Fleming
/s/ JERRY R. SATRUM	Director	March 1, 2006
Jerry R. Satrum
/s/ YOSHI KAWASHIMA	Director	March 1, 2006
Yoshi Kawashima

GEORGIA GULF CORPORATION AND SUBSIDIARIES SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Year Ended December 31,	Balance at beginning of period	Charged to costs and expenses, net of recoveries		Charged to other accounts	Deductions (2)	Balance at end of period
2003
Allowance for doubtful accounts	$1,785	$4,118		$—	$(1,453)	$4,450
2004
Allowance for doubtful accounts	$4,450	$294		$(2,065)	$(805)	$1,874
Note receivable reserve (1)	$—	$—		$2,065	$—	$2,065
2005
Allowance for doubtful accounts	$1,874	$1,482		$—	$(899)	$2,457
Note receivable reserve (1)	$2,065	$(2,065	) (3)	$—	$—	$—

NOTES:

(1)          Portion of allowance for doubtful accounts transferred to note receivable reserve upon conversion of related receivables to note.

(2)          Accounts receivable balances written off during the period, net of recoveries.

(3)          This note receivable has been fully collected and as a result, the previously established reserve was reversed.