Form 10-Q
period 2006-03-31
GEORGIA GULF CORP /DE/
filed 2006-05-05
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2006
Common Stock, $0.01 par value	34,202,696

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2006
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.                        FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$13,126	$14,298
Receivables, net of allowance for doubtful accounts of $2,457 in 2006 and 2005	111,244	118,193
Inventories	196,633	195,628
Prepaid expenses and other current assets	10,404	13,306
Deferred income taxes	4,986	5,091
Total current assets	336,393	346,516
Property, plant and equipment, net	398,330	401,412
Goodwill	77,720	77,720
Other assets, net	164,086	175,305
Total assets	$976,529	$1,000,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$30,000	$49,300
Accounts payable	189,522	202,179
Interest payable	2,788	1,226
Accrued compensation	10,304	14,986
Income taxes payable	14,333	1,258
Other accrued liabilities	15,027	15,237
Total current liabilities	261,974	284,186
Long-term debt	194,339	229,339
Deferred income taxes	103,645	107,959
Other non-current liabilities	16,958	16,457
Total liabilities	576,916	637,941
Commitments and contingencies (note 8)
Stockholders’ equity	399,613	363,012
Total liabilities and stockholders’ equity	$976,529	$1,000,953
Common shares outstanding	34,203	34,238

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data	2006	2005
Net sales	$567,873	$645,409
Operating costs and expenses:
Cost of sales	488,885	563,099
Selling, general and administrative expenses	20,213	15,850
Total operating costs and expenses	509,098	578,949
Operating income	58,775	66,460
Interest expense, net	(4,337)	(5,447)
Income before income taxes	54,438	61,013
Provision for income taxes	20,757	22,270
Net income	$33,681	$38,743
Earnings per share:
Basic	$0.99	$1.15
Diluted	$0.98	$1.13
Weighted average common shares:
Basic	34,048	33,775
Diluted	34,376	34,331

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
In thousands	2006	2005
Cash flows from operating activities:
Net income	$33,681	$38,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,889	15,678
Deferred income taxes	(4,209)	(2,372)
Tax (deficiency) benefit related to stock plans	(302)	1,353
Stock based compensation	5,571	816
Change in operating assets, liabilities and other	16,810	(81,036)
Net cash provided by (used in) operating activities	67,440	(26,818)
Cash flows used in investing activities:
Capital expenditures	(11,963)	(5,706)
Cash flows from financing activities:
Net change in revolving line of credit	(54,300)	15,900
Proceeds from issuance of common stock	10	2,410
Purchase and retirement of common stock	(1,032)	(1,410)
Tax benefits from employee share-based exercises	1,421	—
Dividends paid	(2,748)	(2,728)
Net cash (used in) provided by financing activities	(56,649)	14,172
Net change in cash and cash equivalents	(1,172)	(18,352)
Cash and cash equivalents at beginning of period	14,298	21,088
Cash and cash equivalents at end of period	$13,126	$2,736

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the accounting policies followed by us during the period ended March 31, 2006, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, (See note 9).

2. NEW ACCOUNTING PRONOUNCEMENTS

In March 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued by us after December 31, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

On September 15, 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The consensus states that an entity would be required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they have been entered into in contemplation of each other. The consensus also defines other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF Issue No. 04-13 will be effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. We do not expect the adoption of EITF Issue No. 04-13 to have a material impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At March 31, 2006, and December 31, 2005, the unpaid balance of accounts receivable in the defined pool was approximately $294.5 million and $277.3 million, respectively. The balances of receivables sold as of March 31, 2006, and December 31, 2005, were $163.0 million and $141.0 million, respectively.

4. INVENTORIES

The major classes of inventories were as follows:

In thousands	March 31, 2006	December 31, 2005
Raw materials and supplies	$71,370	$69,116
Finished goods	125,263	126,512
Inventories	$196,633	$195,628

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

In thousands	March 31, 2006	December 31, 2005
Machinery and equipment	$955,620	$951,649
Land and land improvements	28,091	27,034
Buildings	31,897	31,897
Construction-in-progress	31,623	26,498
Property, plant and equipment, at cost	1,047,231	1,037,078
Accumulated depreciation	(648,901)	(635,666)
Property, plant and equipment, net	$398,330	$401,412

6. OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

In thousands	March 31, 2006	December 31, 2005
Advances for long-term purchase contracts	$110,898	$112,920
Investment in joint ventures	18,228	20,138
Debt issuance costs	5,224	5,516
Prepaid pension costs	20,498	21,041
Other	9,238	15,690
Total other assets	$164,086	$175,305

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2006	December 31, 2005
Revolving credit facility expires 2009	$95,000	$149,300
7.125% notes due 2013	100,000	100,000
Other	29,339	29,339
Total debt	224,339	278,639
Less current portion	30,000	49,300
Long-term debt	$194,339	$229,339

Over the next twelve months, we expect to pay off $30.0 million of the borrowings under our revolving credit facility; therefore, we have classified this debt as current. At March 31, 2006, we had a maximum borrowing capacity of $240.0 million under our revolving credit facility, and our unused revolving credit facility totaled $138.4 million, net of outstanding letters of credit for $6.6 million and borrowings of $95.0 million.

Under the senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. As of and for the three months ended March 31, 2006, we were in compliance with all such covenants.

8. COMMITMENTS AND CONTINGENCIES

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

9. STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123R, Share Based Payment, using the modified prospective method of adoption. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan to be recognized in the financial statements based on their fair values.

Upon our adoption of SFAS No. 123R, we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS No. 123R did not have an effect on our recognition of compensation expense relating to restricted stock grants. SFAS No. 123R required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, additional paid in capital, in our circumstance.

Prior to the adoption of SFAS No. 123R, cash flows resulting from the tax benefit related to stock-based compensation was presented in operating activities in the statement of cash flows, along with other tax cash flows, in accordance with the provisions of EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123R superseded EITF Issue No. 00-15, amended SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statement of cash flows as a financing activity cash inflow.

The impact of adopting SFAS No. 123R on our operating income, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three-month ended March 31, 2006, is as follows:

In thousands, except per share data
Operating income, as reported	$58,775
Impact of adopting SFAS No. 123R on operating income	2,935
Operating income, excluding the impact of adopting SFAS No. 123R	61,710
Income before income taxes, as reported	54,438
Impact of adopting SFAS No. 123R on income before income taxes	2,935
Income before income taxes, excluding the impact of adopting SFAS No. 123R	57,373
Net income, as reported	33,681
Impact of adopting SFAS No. 123R on net income	1,816
Net income, excluding the impact of adopting SFAS No. 123R	35,497
Net cash provided by operating activities, as reported	67,440
Impact of adopting SFAS No. 123R on net cash provided by operating activities	1,421
Net cash provided by operating activities, excluding the impact of adopting SFAS No. 123R	68,861
Net cash used in financing activities, as reported	(56,649)
Impact of adopting SFAS No. 123R on net cash provided by financing activities	1,421
Net cash used in financing activities, excluding the impact of adopting SFAS No. 123R	$(58,070)
Net income per share, as reported:
Basic	0.99
Diluted	0.98
Impact of adopting SFAS No. 123R on net income per share, basic and diluted	0.05
Net income per share, excluding the impact of adopting SFAS No. 123R:
Basic	1.04
Diluted	1.03

Prior to our adoption of SFAS No. 123R, we accounted for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and complied with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, for disclosure purposes. Under these provisions, no compensation was recognized for our stock option plans or our employee stock purchase plan. For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2005 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended March 31, 2005
	Stock purchase plan rights	Stock option grants
Grant date fair value	$8.62	$19.35
Assumptions:
Risk-free interest rate	2.75%	3.97%
Expected life	1.0 year	4.7 years
Expected volatility	33%	39%
Expected dividend yield	0.64%	0.61%

Using the above assumptions, additional compensation expense under the fair value method would be:

In thousands	Three months ended March 31, 2005
For stock option grants	$730
For stock purchase plan rights	305
Total	1,035
Provision for income taxes	393
Total, net of taxes	$642

Had compensation expense been determined consistently with SFAS No. 123, utilizing the assumptions previously detailed, our net income and earnings per common share would have been the following pro forma amounts:

In thousands, except per share data	Three months ended March 31, 2005
Net income, as reported	$38,743
Stock-based compensation included in net income, as reported	499
Stock-based compensation under SFAS No. 123	(1,141)
Pro forma net income	$38,101
Basic earnings per share:
As reported	$1.15
Pro forma	1.13
Diluted earnings per share:
As reported	$1.13
Pro forma	1.12

Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant up to 4,500,000 shares of our common stock for stock options and restricted stock to employees and non-employee directors.

As of March 31, 2006, we had various types of share-based payment arrangements with our employees and non-employee directors; restricted and deferred stock units, stock options and the employee stock purchase plan (“ESPP”), which are described below.

Restricted and Deferred Stock.   For the three months ended March 31, 2006 and 2005, we granted 136,902 restricted stock units and deferred stock units and 116,375 shares of restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the first three months of 2006 and 2005 was $28.70 and $52.81, respectively. Share-based compensation expense for the first quarter of 2006 from restricted and deferred stock units was approximately $2.6 million and the related tax benefit was about $1.0 million. During the same period of 2005, share-based compensation expense and the related tax benefit were about $0.8 million and $0.3 million, respectively.

A summary of restricted stock units and awards activity is as follows:

	Three months ended March 31, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate intrinsic Value (In thousands)
Outstanding at beginning of year	225,441		$38.99
Granted	136,902		28.70
Vested	(105,378)		33.34	$2,739
Cancelled	—		—
Outstanding at end of period	256,965	2.3 years	35.82	6,679
Vested or expected to vest at end of period	256,965	2.3 years	35.82	$6,511

Stock Options and ESPP.   For the three months ended March 31, 2006 and 2005, we granted 351,996 and 314,700 stock options, respectively, to our key employees and non-employee directors. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

A summary of stock option activity under all plans is as follows:

	Three months ended March 31, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate intrinsic Value (In thousands)
Outstanding at beginning of year	1,632,608		$30.47
Granted	351,996		28.91
Exercised	(500)		19.49	3
Forfeited	—		—
Expired	—		—
Outstanding at end of period	1,984,104	6.8 years	$30.20	3,971
Vested or expected to vest at end of period	1,963,265	6.7 years	$30.14	3,971
Exercisable at end of period	1,328,592	5.5 years	$27.21	3,971

The fair value of each stock option and the ESPP shares for 2006 has been estimated as of the date of grant using the Black-Scholes option pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model are as follows:

	Three months ended March 31, 2006
	Stock purchase plan rights	Stock option grants
Grant date fair value	$8.50	$10.21
Assumptions
Risk-free interest rate	4.85%	4.82%
Expected life	1.0 year	4.5 years
Expected volatility	44%	39%
Expected dividend yield	1.23%	1.11%

In the quarter ended March 31, 2006, we recognized stock-based compensation expense of approximately $2.9 million related to the vesting of stock options and ESPP shares and the related tax benefit of approximately $1.1 million.

Nonvested shares.   A summary of the status of the nonvested shares activity under all plans is as follows:

	Three months ended March 31, 2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	837,092	$21.65
Granted	488,898	15.39
Vested	(413,513)	18.61
Forfeited	—	—
Expired	—	—
Nonvested at end of period	912,477	$19.67

As of March 31, 2006, we had approximately $14.1 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statement of income over a weighted average recognition period of less than two years. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005, was $7.7 million and $5.5 million, respectively.

10. EARNINGS PER SHARE

There are no adjustments to “Net income” or “Income before income taxes” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended March 31,
In thousands	2006	2005
Weighted average common shares—basic	34,048	33,775
Plus incremental shares from assumed conversions:
Options and awards	324	537
Employee stock purchase plan rights	4	19
Weighted average common shares—diluted	34,376	34,331

For the quarters ended March 31, 2006 and 2005, outstanding options to purchase 0.6 million and 0.3 million shares, respectively, of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were antidilutive during these periods.

11. COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income is comprised of net income (loss) and an additional minimum pension liability, net of related income taxes. The components of accumulated other comprehensive loss and total comprehensive income (loss) are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	March 31, 2006	December 31, 2005
Minimum pension liability	$(199)	$(199)
Accumulated other comprehensive loss	$(199)	$(199)

Total comprehensive income (loss)

There were no components of comprehensive income other than net income for the three months ended March 31, 2006 and March 31, 2005. Therefore, comprehensive income for these periods is the same as net income.

12. EMPLOYEE PENSION PLANS

The following table provides the components for the net periodic benefit cost for all pension plans:

	Three months ended March 31,
In thousands	2006	2005
Service cost	$925	$819
Interest cost	1,382	1,292
Expected return on plan assets	(1,928)	(1,787)
Other	(4)	—
Amortization of:
Transition obligation	54	54
Prior service cost	76	76
Net loss	84	14
Total amortization	214	144
Total benefit cost	$589	$468

Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Three months ended March 31,
	2006	2005
Discount rate	5.75%	6.00%
Expected return on assets	8.25%	8.50%
Rate of compensation increase	4.26%	4.31%

As of the three months ended March 31, 2006, we had made no contributions to the plan trust and we made $0.5 million and $0.6 million in the form of direct benefit payments for the three months ended March 31, 2006 and 2005, respectively.

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

	Three months ended March 31,
In thousands	2006	2005
Segment net sales:
Chlorovinyls	$441,600	$397,115
Aromatics	126,273	248,294
Net sales	$567,873	$645,409
Segment operating income (loss):
Chlorovinyls	$75,700	$58,951
Aromatics	(4,966)	14,276
Unallocated corporate expenses	(11,959)	(6,767)
Total operating income	$58,775	$66,460

14. SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under our 7.125 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full, unconditional and joint and several. Georgia Gulf Corporation is in essence a holding company for all of its wholly owned subsidiaries. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the “Non-Guarantor Subsidiaries”). Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
March 31, 2006
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$13,114	$12	$—	$13,126
Receivables, net	135,275	40,160	129,097	(193,288)	111,244
Inventories	—	196,633	—	—	196,633
Prepaid expenses	—	10,383	21	—	10,404
Deferred income taxes	—	4,986	—	—	4,986
Total current assets	135,275	265,276	129,130	(193,288)	336,393
Property, plant and equipment, net	163	398,167	—	—	398,330
Goodwill	—	77,720	—	—	77,720
Other assets, net	8,233	155,853	—	—	164,086
Investment in subsidiaries	457,204	118,060	—	(575,264)	—
Total assets	$600,875	$1,015,076	$129,130	$(768,552)	$976,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$30,000	$—	$—	$30,000
Accounts payable	60,763	310,966	11,081	(193,288)	189,522
Interest payable	2,557	231	—	—	2,788
Accrued compensation	185	10,119	—	—	10,304
Income taxes payable	—	14,333	—	—	14,333
Other accrued liabilities	—	15,027	—	—	15,027
Total current liabilities	63,505	380,676	11,081	(193,288)	261,974
Long-term debt, net of current portion	129,339	65,000	—	—	194,339
Deferred income taxes	—	103,645	—	—	103,645
Other non-current liabilities	8,418	8,540	—	—	16,958
Total liabilities	201,262	557,861	11,081	(193,288)	576,916
Stockholders’ equity	399,613	457,215	118,049	(575,264)	399,613
Total liabilities and stockholders’ equity	$600,875	$1,015,076	$129,130	$(768,552)	$976,529

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet
December 31, 2005
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$14,296	$2	$—	$14,298
Receivables, net	139,077	53,571	134,081	(208,536)	118,193
Inventories	—	195,628	—	—	195,628
Prepaid expenses and other	—	13,272	34	—	13,306
Deferred income taxes	—	5,091	—	—	5,091
Total current assets	139,077	281,858	134,117	(208,536)	346,516
Property, plant and equipment, net	173	401,239	—	—	401,412
Goodwill	—	77,720	—	—	77,720
Other assets, net	15,657	159,648	—	—	175,305
Investment in subsidiaries	419,400	116,230	—	(535,630)	—
Total Assets	$574,307	$1,036,695	$134,117	$(744,166)	$1,000,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$49,300	$—	$—	$49,300
Accounts payable	73,258	319,561	17,896	(208,536)	202,179
Interest payable	597	629	—	—	1,226
Accrued compensation	—	14,986	—	—	14,986
Income taxes payable	—	1,258	—	—	1,258
Other accrued liabilities	—	15,237	—	—	15,237
Total current liabilities	73,855	400,971	17,896	(208,536)	284,186
Long-term debt	129,339	100,000	—	—	229,339
Deferred income taxes	—	107,959	—	—	107,959
Other non-current liabilities	8,101	8,356	—	—	16,457
Total liabilities	211,295	617,286	17,896	(208,536)	637,941
Stockholders’ equity	363,012	419,409	116,221	(535,630)	363,012
Total liabilities and stockholders’ equity	$574,307	$1,036,695	$134,117	$(744,166)	$1,000,953

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income
Three Months Ended March 31, 2006
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,322	$567,873	$4,417	$(7,739)	$567,873
Operating costs and expenses:
Cost of sales	—	488,885	—	—	488,885
Selling, general and administrative expenses	8,935	16,429	2,588	(7,739)	20,213
Total operating costs and expenses	8,935	505,314	2,588	(7,739)	509,098
Operating income (loss)	(5,613)	62,559	1,829	—	58,775
Other (expense) income:
Interest expense, net	(1,052)	(3,285)	—	—	(4,337)
Equity in income of subsidiaries	37,804	1,830	—	(39,634)	—
Income before taxes	31,139	61,104	1,829	(39,634)	54,438
Provision (benefit) for (from) income taxes	(2,542)	23,299	—	—	20,757
Net income	$33,681	$37,805	$1,829	$(39,634)	$33,681

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$33,681	$37,805	$1,829	$(39,634)	$33,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69	15,809	11	—	15,889
Deferred income taxes	—	(4,209)	—	—	(4,209)
Tax (deficiency) benefit related to stock plans	(302)	—	—	—	(302)
Stock based compensation	5,571	—	—	—	5,571
Equity in net income of subsidiaries	(37,804)	(1,830)	—	39,634	—
Change in operating assets, liabilities and other	1,134	17,506	(1,830)	—	16,810
Net cash provided by (used in) operating activities	2,349	65,081	10	—	67,440
Cash flows used in investing activities:
Capital expenditures	—	(11,963)	—	—	(11,963)
Cash flows from financing activities:
Net change in revolving line of credit	—	(54,300)	—	—	(54,300)
Proceeds from issuance of common stock	10	—	—	—	10
Purchase and retirement of common stock	(1,032)	—	—	—	(1,032)
Tax benefits from employee share-based exercises	1,421	—	—	—	1,421
Dividends paid	(2,748)	—	—	—	(2,748)
Net cash (used in) provided by financing activities	(2,349)	(54,300)	—	—	(56,649)
Net change in cash and cash equivalents	—	(1,182)	10	—	(1,172)
Cash and cash equivalents at beginning of period	—	14,296	2	—	14,298
Cash and cash equivalents at end of period	$—	$13,114	$12	$—	$13,126

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005
(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$38,743	$40,640	$1,014	$(41,654)	$38,743
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	166	15,483	29	—	15,678
Deferred income taxes	—	(2,372)	—	—	(2,372)
Tax (deficiency) benefit related to stock plans	1,353	—	—	—	1,353
Stock based compensation	816	—	—	—	816
Equity in net income of subsidiaries	(40,637)	(1,017)	—	41,654	—
Change in operating assets, liabilities and other	1,287	(81,284)	(1,039)	—	(81,036)
Net cash (used in) provided by operating activities	1,728	(28,550)	4	—	(26,818)
Cash flows used in investing activities:
Capital expenditures	—	(5,706)	—	—	(5,706)
Cash flows from financing activities:
Net change in revolving line of credit	—	15,900	—	—	15,900
Proceeds from issuance of common stock	2,410	—	—	—	2,410
Purchase and retirement of common stock	(1,410)	—	—	—	(1,410)
Dividends paid	(2,728)	—	—	—	(2,728)
Net cash provided by (used in) financing activities	(1,728)	15,900	—	—	14,172
Net change in cash and cash equivalents	—	(18,356)	4	—	(18,352)
Cash and cash equivalents at beginning of period	—	21,082	6	—	21,088
Cash and cash equivalents at end of period	$—	$2,726	$10	$—	$2,736

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a leading North American manufacturer and an international marketer of two integrated chemical product lines categorized into two operating segments, chlorovinyls and aromatics chemicals. Our primary chlorovinyls products include chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds; our primary aromatic products include cumene, phenol and acetone. Most of our products are used by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

Results of Operations

The following table sets forth our condensed consolidated statement of income data for the periods ended March 31, 2006 and 2005, and the percentage of net sales of each line item for the periods presented.

	Three months ended
Dollars in millions	March 31, 2006		March 31, 2005
Net sales	$567.9	100.0%	$645.4	100.0%
Cost of sales	488.9	86.1%	563.1	87.2%
Gross margin	79.0	13.9%	82.3	12.8%
Selling, general and administrative expenses	20.2	3.5%	15.8	2.5%
Operating income	58.8	10.4%	66.5	10.3%
Net interest expense	4.3	0.8%	5.5	0.8%
Provision for income taxes	20.8	3.7%	22.3	3.5%
Net income	$33.7	5.9%	$38.7	6.0%

The following table sets forth certain financial data by segment for the periods ended March 31, 2006 and 2005, and the percentage of total of each line item for the periods presented.

	Three months ended
Dollars in millions	March 31, 2006		March 31, 2005
Net sales
Chlorovinyls	$441.6	77.8%	$397.1	61.5%
Aromatics	126.3	22.2%	248.3	38.5%
Total net sales	$567.9	100.0%	$645.4	100.0%
Gross margin
Chlorovinyls	$82.7	104.7%	$66.7	81.0%
Aromatics	(3.7)	(4.7)%	15.6	19.0%
Total gross margin	$79.0	100.0%	$82.3	100.0%

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Net Sales.   For the three months ended March 31, 2006, net sales were $567.9 million, a decrease of 12 percent compared to $645.4 million for the same quarter last year primarily as a result of a 15 percent decrease in overall sales volumes. Our overall sales volume decrease from the same period last year is mainly attributable to a decrease in demand for our aromatics products as a result of increased global phenol capacity coming on line during 2005 and lower cumene spot sales. Our overall average sales price increase of 3 percent is primarily a result of increases in the prices of caustic soda and vinyl resins and compounds.

Chlorovinyls segment net sales totaled $441.6 million for the three months ended March 31, 2006, an increase of 11 percent compared to net sales of $397.1 million for the same quarter last year. Our overall average sales price increased by 13 percent, primarily as a result of increases in the prices of caustic soda of 48 percent, vinyl resins of 12 percent and vinyl compounds of 20 percent. The vinyl resins and compounds price increases reflect higher prices for the feedstock ethylene. Our overall chlorovinyls sales volumes were down 2 percent from the first quarter of 2005 due to our customers more tightly managing their inventories.

Aromatics segment net sales were $126.3 million for the quarter ended March 31, 2006, a decrease of 49 percent compared to $248.3 million for the first quarter of 2005. This decrease was primarily due to a decrease in our overall aromatics sales volumes of 41 percent as a result of cumene and phenol sales volume decreases of 58 percent and 14 percent, respectively. These decreases were due primarily to a 33 percent decrease in our phenol export sales volumes from the same quarter last year as a result of increased global phenol capacity during 2005 and a 91 percent decrease in our cumene export sales volume as a result of lower spot sales due to increased cumene capacity. The North American cumene, phenol and acetone industry operating rates were all in the mid to upper seventy percentiles for the first quarter of 2006, or down about 15 percent from the same quarter in 2005. Our overall average selling price decreased as a result of decreases in the prices of cumene of 14 percent, phenol of 15 percent and acetone of 18 percent. These sales price decreases reflect lower prices for the feedstock benzene and low industry operating rates.

Gross Margin.   Total gross margin increased from 13 percent of sales for the three months ended March 31, 2005, to 14 percent of sales for the three months ended March 31, 2006. Gross margin remained relatively flat as higher sales prices offset higher raw materials and energy costs and lower sales and production volumes. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 27 percent and 35 percent, respectively, from the first quarter of 2005 to the first quarter of 2006.

Chlorovinyls segment gross margin increased from 17 percent of sales for the three months ended March 31, 2005, to 19 percent of sales for the three months ended March 31, 2006. This $16.4 million increase primarily reflects increases in the sales prices of all our chlorovinyls products outpacing increases in raw materials prices and lower overall sales and production volumes. Our overall raw materials and natural gas prices increased 17 percent compared to the first quarter of 2005.

Aromatics segment gross margin decreased from 6 percent of sales for the three months ended March 31, 2005, to a negative 3 percent of sales for the three months ended March 31, 2006. This $19.3 million decrease from the same three months last year is due primarily to lower sales prices and volumes in all products and higher energy prices outpacing lower benzene prices. Our aromatics operating rate decreased from about 89 percent for the first quarter of 2005 to about 52 percent for the same period in 2006 due primarily to increased global phenol capacity during 2005 and lower cumene spot sales due to increased cumene capacity.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $20.2 million for the three months ended March 31, 2006, an increase of $4.4 million from $15.8 million for the three months ended March 31, 2005. This increase was largely due to an increase in share-based compensation expense of $4.4 million primarily as a result of the adoption of a new accounting pronouncement requiring all share-based payments to employees to be recognized in the financial statements based on their fair values and an increase in the discount on sale of an interest in our trade receivables of $0.7 million due to an increase in the commercial paper rate in the three months ended March 31, 2006, as compared to the same period in 2005. The increases in selling, general and administrative expenses were partially offset by a decrease in legal and professional fees of $0.4 million and a decline in profit share incentive of $0.5 million. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $4.3 million for the three months ended March 31, 2006, from $5.5 million for the three months ended March 31, 2005. This decrease was attributable to lower overall debt balances during the first quarter of 2006 compared to the same quarter last year.

Provision for Income Taxes.   The provision for income taxes was $20.8 million for the three months ended March 31, 2006, compared with $22.3 million for the three months ended March 31, 2005. The decrease in income taxes primarily resulted from a $6.6 million decrease in pre-tax income. In addition, our overall effective income tax rate increased from 37 percent during the first quarter of last year to 38 percent for the same period in 2006 due to the phase out of the extraterritorial income tax deduction and other tax law changes.

Liquidity and Capital Resources

Our financial condition for the three months ended March 31, 2006 continued to improve as total debt was reduced $54.3 million by cash provided from operations.

Operating Activities.   For the three months ended March 31, 2006, we generated $67.4 million of cash flow from operating activities as compared with $26.8 million of cash used for the three months ended March 31, 2005. The increase in cash flow from operations of $94.2 million from the first three months of 2005 to the first three months of 2006 is due primarily to a $79.0 million advance payment for a long-term raw materials supply contract in the first quarter of 2005 and an increase of $22.0 million in the interest sold in our trade receivables in the first quarter of 2006 as a result of an increase in eligible receivables under our securitization program. These increases in cash flows from operations were offset partially by a $15.1 million increase in trade receivables in 2006. The major sources of cash flow for the first three months of 2006 were net income of $33.7 million, the $22.0 million increase in the interest sold in our trade receivables and the non-cash provision of $15.9 million for depreciation and amortization. Total working capital at March 31, 2006, was a surplus of $74.4 million versus a surplus of $62.3 million at December 31, 2005. Significant changes in working capital for the first three months of 2006 included an increase in accounts receivable and a decrease in trade payables. The increase in accounts receivable was due mainly to higher sales volumes. The decrease in trade payables was primarily due to a decrease in raw material prices in chlorovinyls as well as a decrease in our overall natural gas price. The accounts payable decrease was mostly offset by an increase in our income taxes payable balance of $13.1 million.

Investing Activities.   Net cash used in investing activities was $12.0 million for the three months ended March 31, 2006, as compared to $5.7 million for the same period last year. The increase is due primarily to a vinyl resins modernization project at our Plaquemine, Louisiana facility, which we announced in the first quarter of 2006. The total modernization project cost will be about $100.0 million and is expected to increase our vinyl resin capacity by approximately 450 million pounds in early 2008.

Financing Activities.   Cash used in financing activities was $56.6 million for the three months ended March 31, 2006, as compared to $14.2 million of cash provided by financing activities for the same period last year. The change during the first three months of 2006 compared to the same period in 2005 was primarily due to reducing total debt by $54.3 million in 2006 and increasing it by $15.9 million in 2005. In 2006, we reduced debt through the use of cash provided by operations of $32.3 million and by increasing the interest sold in our trade receivables by $22.0 million.

On March 31, 2006, our balance sheet debt consisted of a $95.0 million senior secured revolving credit facility, which matures on November 21, 2009; $100.0 million principal amount of 7.125 percent senior unsecured notes, which are due December 15, 2013; and $29.3 million in other debt. Under our revolving credit facility, we have a maximum borrowing capacity of $240.0 million. At March 31, 2006, our unused revolving credit facility totaled $138.4 million, net of outstanding letters of credit for $6.6 million and current borrowings of $95.0 million. Over the next twelve months, assuming adequate cash flows, we expect to pay off $30.0 million of our revolving credit facility of $95.0 million, and therefore, we have classified this debt as current.

Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $13.1 million and the availability to borrow an additional $138.4 million under the revolving credit facility at March 31, 2006, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the three months ended March 31, 2006, we were in compliance with all such covenants.

During the first three months of 2006 and 2005, we paid quarterly dividends of $0.08 per share, or $2.7 million in both quarters.

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

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). Our Securitization provides one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at March 31, 2006, and December 31, 2005, was $163.0 million and $141.0 million, respectively. We used the $22.0 million in proceeds to pay down our revolving credit facility.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of March 31, 2006, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future payments under contractual obligations by category at March 31, 2006, were as follows:

In Millions	Total	2006	2007	2008	2009	2010	2011 and thereafter
Contractual obligations:
Long-term debt obligations	$311	$12	$14	$14	$125	$7	$139
Operating lease obligations	75	16	17	13	10	6	13
Purchase obligations	4,709	631	745	727	628	454	1,524
Asset retirement obligations	11	—	—	—	—	—	11
Other	1	1	—	—	—	—	—
Total	$5,107	$660	$776	$754	$763	$467	$1,687

(1)

Long-Term Debt.   Includes principal and interest payments based upon our interest rates as of March 31, 2006. Long-term debt obligations are listed based on when they are contractually due. Therefore, the $95.0 million balance on our revolving credit facility is included in 2009.

Operating Leases.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. We did not have any capital lease obligations as of March 31, 2006.

Purchase Obligations.   The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of March 31, 2006.

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

Outlook

The second quarter has traditionally been one of our stronger quarters due to the spring building season. Based on current chemical industry forecasts, we believe we will have increased overall sales and earnings in the second quarter of 2006 as compared to the same quarter last year due primarily to anticipated continued strong industry supply and demand fundamentals in our chlorovinyls segment. In addition, we experienced planned and unplanned outages in our chloralkali plant during the second quarter of last year. Chemical Data, Inc. (“CDI”) is currently projecting the second quarter North American industry operating rates for vinyl resins, our primary business in this segment, to increase from 93 percent in the second quarter of 2005 to 95 percent in the second quarter of 2006. Based on the forecasted operating rates, we believe we will be able to increase sales prices and recover increased costs for feedstocks and energy.

As for our aromatics business, we expect only modest improvements, as this segment will continue to be negatively impacted by the 2005 start-up of additional global phenol capacity. CDI projects North American industry operating rates for phenol and acetone to decrease from about 84 percent in the second quarter of 2005 to an average of about 80 percent for the same period in 2006, which includes announced incremental capacity additions. CDI projects cumene North American industry operating rates to decrease to 80 percent largely due to the January 2006 restart of a one billion pound cumene facility that represents about 11 percent of the North American capacity.

With regard to feedstock costs, Chemical Market Associates, Inc. forecasts crude oil to increase about 21 percent and natural gas prices to remain flat, from the second quarter of 2005 to 2006. This would adversely impact the cost of most of our raw materials, including ethylene, benzene and propylene, which are derivatives of crude oil and natural gas.

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

•       governmental and environmental regulations; and

•       other unforeseen circumstances.

A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

We have adopted a new accounting policy in addition to those critical accounting policies listed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation Expense for 2006 and Thereafter.   Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment , or SFAS 123R. SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted and deferred stock units and restricted stock is based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Notes 9 of our Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant developments with respect to our exposure to market risk.

Item 4.                        CONTROLS AND PROCEDURES

Enterprise Resource Planning System (‘‘ERP”)

We are in the process of implementing phase I of a multiple phase implementation of a new ERP information system throughout our wholly owned subsidiaries. Implementing a new ERP system results in changes to business processes and related internal controls. We believe that we are adequately controlling the transition to the new processes and controls such that we do not expect any material adverse impact to our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes, including the changes for the new ERP system noted above, in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

We are involved in certain other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2005. During the three months ended March 31, 2006, there were no material developments in the status of these proceedings.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.                Risk Factors

In addition to those risk factors listed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, we are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings was the implementation of phase I in the first quarter of 2006 of a multiple phase implementation of a new ERP information system. If we experience significant problems with the implementation of this system, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP system involves numerous risks, including:

•       difficulties in integrating the system with our current operations;

•       potential delay in the processing of customer orders for shipment of products;

•       diversion of management’s attention away from normal daily business operations;

•       increased demand on our operations support personnel;

•       initial dependence on an unfamiliar system while training personnel in its use; and

•       increased operating expenses resulting from training, conversion and transition support activities.

Item 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended March 31, 2006.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – January 31, 2006	—	$—
February 1 – February 28, 2006	11,630	28.70
March 1 – March 31, 2006	23,827	29.29
Total	35,457	$29.10

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

GEORGIA GULF CORPORATION
(Registrant)
Date: May 5, 2006	/s/ EDWARD A. SCHMITT
Edward A. Schmitt
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2006	/s/ JAMES T. MATTHEWS
James T. Matthews
Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)