Form 10-Q
period 2006-06-30
GEORGIA GULF CORP /DE/
filed 2006-08-03
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2006
Common Stock, $0.01 par value	34,219,062

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2006
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.                        FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$4,052	$14,298
Receivables, net of allowance for doubtful accounts of $2,457 in 2006 and 2005	117,976	118,193
Inventories	190,885	195,628
Prepaid expenses and other current assets	10,440	13,306
Deferred income taxes	5,052	5,091
Total current assets	328,405	346,516
Property, plant and equipment, net	398,954	401,412
Goodwill	77,720	77,720
Other assets, net	161,096	175,305
Total assets	$966,175	$1,000,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$45,100	$49,300
Accounts payable	192,215	202,179
Interest payable	1,052	1,226
Accrued compensation	11,588	14,986
Income taxes payable	1,904	1,258
Other accrued liabilities	29,017	15,237
Total current liabilities	280,876	284,186
Long-term debt	129,339	229,339
Deferred income taxes	99,378	107,959
Other non-current liabilities	17,459	16,457
Total liabilities	527,052	637,941
Commitments and contingencies (note 8)
Stockholders’ equity	439,123	363,012
Total liabilities and stockholders’ equity	$966,175	$1,000,953
Common shares outstanding	34,216	34,238

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net sales	$602,159	$584,162	$1,170,032	$1,229,571
Operating costs and expenses:
Cost of sales	509,590	549,053	998,474	1,112,152
Selling, general and administrative expenses	17,217	14,615	37,431	30,465
Total operating costs and expenses	526,807	563,668	1,035,905	1,142,617
Operating income	75,352	20,494	134,127	86,954
Interest expense, net	(3,473)	(5,379)	(7,809)	(10,826)
Unrealized loss on derivative instruments	(11,387)	—	(11,387)	—
Income before income taxes	60,492	15,115	114,931	76,128
Provision for income taxes	21,102	4,946	41,860	27,216
Net income	$39,390	$10,169	$73,071	$48,912
Earnings per share:
Basic	$1.16	$0.30	$2.14	$1.45
Diluted	$1.15	$0.30	$2.12	$1.43
Weighted average common shares:
Basic	34,101	33,888	34,075	33,832
Diluted	34,397	34,220	34,387	34,275

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$73,071	$48,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,956	31,387
Unrealized loss on derivative instruments	11,387	—
Deferred income taxes	(8,541)	(5,738)
Tax benefit related to stock plans	(231)	1,677
Stock based compensation	8,075	1,831
Change in operating assets, liabilities and other	10,599	(65,460)
Net cash provided by operating activities	126,316	12,609
Cash flows used in investing activities:
Capital expenditures	(27,558)	(13,418)
Cash flows from financing activities:
Net change in revolving line of credit	(104,200)	(13,900)
Proceeds from issuance of common stock	301	2,646
Purchases and retirement of common stock	(1,032)	(1,682)
Tax benefits from employee share-based exercises	1,424	—
Dividends paid	(5,497)	(5,457)
Net cash used in financing activities	(109,004)	(18,393)
Net change in cash and cash equivalents	(10,246)	(19,202)
Cash and cash equivalents at beginning of period	14,298	21,088
Cash and cash equivalents at end of period	$4,052	$1,886

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six.month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the accounting policies followed by us during the period ended June 30, 2006, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments effective January 1, 2006 (See note 10).

2. NEW ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 Accounting For Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability must be initially measured at fair value, if practicable. SFAS No. 156 is effective fiscals year beginning after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued by us after December 31, 2006. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

On September 15, 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The consensus states that an entity would be required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they have been entered into in contemplation of each other. The consensus also defines other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF Issue No. 04-13 was effective for new arrangements entered into, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006, or April 1, 2006. The adoption of EITF Issue No. 04-13 did not have a material impact on our consolidated financial statements.

3. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At June 30, 2006, and December 31, 2005, the unpaid balance of accounts receivable in the defined pool was approximately $309.4 million and $277.3 million, respectively. The balances of receivables sold as of June 30, 2006, and December 31, 2005, were $165.0 million and $141.0 million, respectively.

4. INVENTORIES

The major classes of inventories were as follows:

In thousands	June 30, 2006	December 31, 2005
Raw materials and supplies	$75,280	$69,116
Finished goods	115,605	126,512
Inventories	$190,885	$195,628

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

In thousands	June 30, 2006	December 31, 2005
Machinery and equipment	$961,237	$951,649
Land and land improvements	28,091	27,034
Buildings	31,897	31,897
Construction-in-progress	41,439	26,498
Property, plant and equipment, at cost	1,062,664	1,037,078
Accumulated depreciation	(663,710)	(635,666)
Property, plant and equipment, net	$398,954	$401,412

The increase in construction-in-progress is due primarily to a vinyl resins modernization project at our Plaquemine, Louisiana facility, which we announced in the first quarter of 2006. The total modernization project cost will be about $100.0 million and is expected to be completed in early 2008.

6. OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

In thousands	June 30, 2006	December 31, 2005
Advances for long-term purchase contracts	$109,669	$112,920
Investment in joint ventures	17,438	20,138
Debt issuance costs	4,930	5,516
Prepaid pension costs	19,955	21,041
Other	9,104	15,690
Total other assets, net	$161,096	$175,305

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2006	December 31, 2005
Revolving credit facility expires 2009	$45,100	$149,300
7.125% notes due 2013	100,000	100,000
Other	29,339	29,339
Total debt	174,439	278,639
Less current portion	45,100	49,300
Long-term debt	$129,339	$229,339

Over the next twelve months, though we have no obligation to do so, we expect to pay off $45.1 million of the borrowings under our revolving credit facility; therefore, we have classified this debt as current. At June 30, 2006, we had a maximum borrowing capacity of $240.0 million under our revolving credit facility, and our unused revolving credit facility totaled $187.6 million, net of outstanding letters of credit for $7.3 million and borrowings of $45.1 million.

Under the senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. As of and for the three months ended June 30, 2006, we were in compliance with all such covenants.

8. COMMITMENTS AND CONTINGENCIES

Pending Acquisition of Royal Group Technologies Limited.   On June 9, 2006, Rome Acquisition Corp., a wholly owned subsidiary of Georgia Gulf Corporation, and Royal Group Technologies Limited (“Royal”) entered into an Arrangement Agreement pursuant to which we will acquire all of Royal’s outstanding common shares. The total transaction is valued at approximately Canadian dollars (or CAD$) 1.7 billion, based on an exchange rate of CAD$ 1.10 to U.S. dollars (or USD$) 1.00 per Royal Share, which includes payments for Royal’s equity of CAD$ 1.2 billion and assumed net debt of approximately CAD$ 491 million as of March 31, 2006.

Under the terms of the Arrangement Agreement, each option to purchase Royal Shares pursuant to Royal’s long-term incentive plan issued and outstanding immediately prior to the effective time of the Acquisition, whether vested or unvested, will be cancelled and will cease to represent a right to receive any Royal Shares. Following such cancellation, each holder of Royal Options will receive from Royal a cash payment equal to the difference between the Purchase Price and the “per share” exercise price of such share under the option to which it is subject. In addition, the Arrangement Agreement provides that each Royal Share represented by a restricted stock unit (whether vested or unvested) will be cancelled in consideration of the Purchase Price in respect thereof.

The Acquisition is expected to close following approval by Royal’s shareholders and receipt of customary regulatory approvals, and is subject to other customary closing conditions. The Arrangement Agreement contains customary termination rights for each of Georgia Gulf and Royal.

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

Following the above removal of these actions and unsuccessful attempts by plaintiffs to remand the cases, we were able to settle the claims of all but two worker plaintiffs (and their collaterals) who had filed suit prior to removal. These settlements included the vast majority of those claimants believed to be the most seriously injured. No further legal proceedings are required relating to these settled cases.  The claims of the two remaining worker plaintiffs were dismissed. During the second quarter of 2006, these dismissals were upheld by a federal appellate court. We do not know whether that decision will be further appealed.

Following these settlements, we were sued by approximately 400 additional plaintiff workers (and their collaterals) who claim that they were injured as a result of the incident. After negotiation, including a mediation, we reached an agreement for the settlement of these additional claims. This court-approved settlement, which is on a class basis, will resolve the claims of all workers who claim to have been exposed and injured as a result of the incident other than those workers who opt out of the class settlement. We are aware of two worker plaintiffs and several collaterals who have filed suit in state court who have opted not to participate in the class settlement. Based on the present status of the proceedings, we believe the liability ultimately imposed on us will not have a material effect on our financial position, results of operations, or cash flows.

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

In August 2004 and January and February 2005, the United States Environmental Protection Agency (“USEPA”) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several “areas of concern,” and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi.

It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

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

There are several serious environmental issues concerning the vinyl chloride monomer (VCM) facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company (“CONDEA Vista” is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains about 90 monitoring wells and 18 recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

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

At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore recorded an accrual to other non-current liabilities of $2.2 million in 2007.

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

9. DERIVATIVE INSTRUMENTS

As of the date of our Arrangement Agreement with Royal, we have entered into foreign currency forward contracts to hedge the purchase price of Royal, which will be made in Canadian dollars. We calculate the fair value of financial instruments using quoted market prices as of June 30, 2006. Derivative instruments not formally designated as hedges, under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, are marked-to-market at the end of each accounting period with the changes in fair value included in income. As of June 30, 2006, we had unrealized losses of $11.4 million related to these foreign currency forward contracts, which are included in other accrued liabilities in the accompanying condensed consolidated balance sheet.

Information regarding the notional amount of the foreign currency forward contracts, carrying value, fair market value, and weighted average of exchange rates of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of Canadian dollars to be purchased at maturity and does not represent our exposure on these contracts.

	Notional			Wighted Average
As of June 30, 2006	Amount of	Carrying	Fair	CAD$/U.S.$
Unaudited, in millions of U.S. dollars	Derivatives	Amount	Market Value	Exchange Rates
Foreign Currency Forward Contracts
Buy Currency:
Canadian dollar
Due in 2006	$1,500.0	$(11.4)	$(11.4)	1.1039/1

The counterparties to our derivative financial instruments are substantial and creditworthy multi-national financial institutions Therefore, the risk of counterparty nonperformance is considered to be remote.

10. STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123R, Share Based Payment, using the modified prospective method of adoption. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan to be recognized in the financial statements based on their fair values.

Upon our adoption of SFAS No. 123R, we began recording compensation cost related to the continued vesting of all stock options that were unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS No. 123R did not have an effect on our recognition of compensation expense relating to restricted stock grants. SFAS No. 123R required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, additional paid-in capital, in our circumstance.

Prior to the adoption of SFAS No. 123R, cash flows resulting from the tax benefit related to stock-based compensation were presented in operating activities in the statement of cash flows, along with other tax cash flows, in accordance with the provisions of EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123R superseded EITF Issue No. 00-15, amended SFAS No. 95,

Statement of Cash Flows, and requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statement of cash flows as a financing activity cash inflow.

The impact of adopting SFAS No. 123R on our operating income, income before income taxes, net income, and basic and diluted earnings per share for three and six months ended June 30, 2006, is as follows:

In thousands, except per share data	Three months ended June 30, 2006	Six months ended June 30, 2006
Operating income, as reported	$75,352	$134,127
Impact of adopting SFAS No. 123R on operating income	1,445	4,380
Operating income, excluding the impact of adopting SFAS No. 123R	$76,797	$138,507
Income before income taxes, as reported	$60,492	$114,931
Impact of adopting SFAS No. 123R on income before income taxes	1,445	4,380
Income before income taxes, excluding the impact of adopting SFAS No. 123R	$61,937	$119,311
Net income, as reported	$39,390	$73,071
Impact of adopting SFAS No. 123R on net income	941	2,785
Net income, excluding the impact of adopting SFAS No. 123R	$40,331	$75,856
Net income per share, as reported:
Basic	$1.16	$2.14
Diluted	1.15	2.12
Impact of adopting SFAS No. 123R on net income per share, basic and diluted	0.03	0.08
Net income per share, excluding the impact of adopting SFAS No. 123R:
Basic	1.18	2.23
Diluted	1.17	2.21

SFAS No. 123R also required us to change the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $1.4 million as cash from financing activities rather than cash from operating activities for the six months ended June 30, 2006.

Prior to our adoption of SFAS No. 123R, we accounted for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and complied with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, for disclosure purposes. Under these provisions, no compensation was recognized for our stock option plans or our employee stock purchase plan (“ESPP”). For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2005 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended June 30, 2005
	Stock purchase plan rights	Stock option grants
Grant date fair value	$8.62	$19.35
Assumptions:
Risk-free interest rate	2.75%	3.97%
Expected life	1.0 year	4.7 years
Expected volatility	33%	39%
Expected dividend yield	0.64%	0.61%

Had compensation expense been determined consistently with SFAS No. 123, additional compensation expense, net of tax, for the three and six months ended June 30, 2005 from stock options and ESPP shares would have been approximately $0.8 million and $1.4 million, respectively. Our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended June 30,	Six months ended June 30,
In thousands, except per share data	2005	2005
Net income, as reported	$10,169	$48,912
Stock-based compensation included in net income, as reported	566	1,065
Stock-based compensation under SFAS No. 123	(1,344)	(2,485)
Pro forma net income	9,391	47,492
Basic earnings per share:
As reported	$0.30	$1.45
Pro forma	0.28	1.40
Diluted earnings per share:
As reported	$0.30	$1.43
Pro forma	0.27	1.39

Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant up to 4,500,000 shares of our common stock to employees and non-employee directors. As of June 30, 2006, we had various types of share-based payment arrangements with our employees and non-employee directors; restricted and deferred stock units, stock options and the ESPP, which are described below.

Stock Options and ESPP.   For the six months ended June 30, 2006 and 2005, we granted 351,996 and 314,700 stock options, respectively, to our key employees and non-employee directors. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

A summary of stock option activity under all plans is as follows:

	Six months ended June 30, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate intrinsic Value (In thousands)
Outstanding at beginning of year	1,632,608		$30.47
Granted	351,996		28.91
Exercised	(13,533)		22.25	$45
Forfeited	(9,999)		44.66
Expired	(1,667)		40.30
Outstanding at end of period	1,959,405	6.5 years	$30.17	3,327
Vested or expected to vest at end of period	1,937,026	6.5 years	$30.09	3,327
Exercisable at end of period	1,313,892	5.3 years	$27.24	$3,327

The fair value of stock options granted and the ESPP shares for 2006 has been estimated as of the date of grant using the Black-Scholes option pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model are as follows:

	Six months ended June 30, 2006
	ESPP	Stock option grants
Grant date fair value	$8.50	$10.21
Assumptions
Risk-free interest rate	4.85%	4.82%
Expected life	1.0 year	4.5 years
Expected volatility	44%	39%
Expected dividend yield	1.23%	1.11%

Compensation expense, net of tax, for the three and six months ended June 30, 2006 from stock options and ESPP shares was approximately $0.9 million and $2.8 million, respectively.

Restricted and Deferred Stock.   For the six months ended June 30, 2006 and 2005, we granted 136,902 restricted stock units and deferred stock units and 116,375 shares of restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the first six months of 2006 and 2005 was $28.70 and $52.81, respectively. Compensation expense, net of tax, for the second quarters of 2006 and 2005 from restricted stock and deferred stock units was approximately $0.7 million and $0.6 million, respectively. Compensation expense, net of tax, for the six months ended June 30, 2006 and 2005, was $2.3 million and $1.1 million, respectively.

A summary of restricted stock units and awards activity is as follows:

	Six months ended June 30, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	225,441		$38.99
Granted	136,902		28.70
Vested	(105,378)		33.34	$2,637
Forfeited	(1,374)		44.24
Outstanding at end of period	255,591	2.0 years	35.78	6,395
Vested or expected to vest at end of period	248,930	2.0 years	35.78	$6,228

Nonvested shares.   A summary of the status of the nonvested share activity under all plans is as follows:

	Six months ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	837,092	$21.65
Granted	488,898	15.39
Vested	(423,846)	18.75
Forfeited and expired	(13,040)	44.06
Nonvested at end of period	889,104	$19.39

As of June 30, 2006, we had approximately $10.9 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statement of income over a weighted average recognition period of less than two years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $7.9 million and $5.5 million, respectively.

11. EARNINGS PER SHARE

There are no adjustments to “Net income” or “Income before income taxes” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
In thousands	2006	2005	2006	2005
Weighted average common shares—basic	34,101	33,888	34,075	33,832
Plus incremental shares from assumed conversions:
Options and awards	282	300	303	418
Employee stock purchase plan rights	14	32	9	25
Weighted average common shares—diluted	34,397	34,220	34,387	34,275

Options to purchase 1.1 million and 0.3 million shares of common stock outstanding at June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock during these periods.

12. COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income is comprised of net income (loss) and an additional minimum pension liability, net of related income taxes. The components of accumulated other comprehensive loss and total comprehensive income (loss) are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	June 30, 2006	December 31, 2005
Minimum pension liability	$(199)	$(199)
Accumulated other comprehensive loss	$(199)	$(199)

Total comprehensive income (loss)

There were no components of comprehensive income other than net income for the three months and six months ended June 30, 2006 and 2005. Therefore, comprehensive income for these periods is the same as net income.

13. EMPLOYEE PENSION PLANS

The following table provides the components for the net periodic benefit cost for all pension plans:

	Three months ended June 30,		Six months ended June 30,
In thousands	2006	2005	2006	2005
Service cost	$922	$819	$1,845	$1,638
Interest cost	1,408	1,294	2,817	2,586
Expected return on plan assets	(1,944)	(1,788)	(3,888)	(3,575)
Other	(5)	—	(9)	—
Amortization of:
Transition obligation	54	53	107	107
Prior service cost	96	77	191	153
Net loss	82	14	163	28
Net periodic benefit cost	$613	$469	$1,226	$937

Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Six months ended June 30,
	2006	2005
Discount rate	5.75%	6.00%
Expected return on assets	8.25%	8.50%
Rate of compensation increase	4.26%	4.31%

For the six months ended June 30, 2006, we made no contributions to the plan trust. We made $0.5 million and $0.6 million in the form of direct benefit payments for the six months ended June 30, 2006 and 2005, respectively.

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

Earnings of each segment exclude interest income and expense, unallocated corporate expenses, and provision for (benefit from) income taxes. Intersegment sales and transfers are insignificant.

	Three months ended June 30,		Six months ended June 30,
In thousands	2006	2005	2006	2005
Segment net sales:
Chlorovinyls	$464,865	$382,111	$906,465	$779,226
Aromatics	137,294	202,051	263,567	450,345
Net sales	$602,159	$584,162	$1,170,032	$1,229,571
Segment operating income (loss):
Chlorovinyls	$83,734	$36,024	$159,434	$94,975
Aromatics	(466)	(8,771)	(5,432)	5,505
Unallocated corporate expenses	(7,916)	(6,759)	(19,875)	(13,526)
Total operating income	$75,352	$20,494	$134,127	$86,954

15. SUPPLEMENTAL GUARANTOR INFORMATION

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
June 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$4,043	$9	$—	$4,052
Receivables, net	143,523	42,098	141,461	(209,106)	117,976
Inventories	—	190,885	—	—	190,885
Prepaid expenses and other current assets	—	10,428	12	—	10,440
Deferred income taxes	—	5,052	—	—	5,052
Total current assets	143,523	252,506	141,482	(209,106)	328,405
Property, plant and equipment, net	153	398,801	—	—	398,954
Goodwill	—	77,720	—	—	77,720
Other assets, net	8,126	152,970	—	—	161,096
Investment in subsidiaries	506,313	119,404	—	(625,717)	—
Total assets	$658,115	$1,001,401	$141,482	$(834,823)	$966,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$45,100	$—	$—	$45,100
Accounts payable	68,336	310,897	22,088	(209,106)	192,215
Interest payable	1,002	50	—	—	1,052
Accrued compensation	363	11,225	—	—	11,588
Income taxes payable	—	1,904	—	—	1,904
Other accrued liabilities	11,387	17,630	—	—	29,017
Total current liabilities	81,088	386,806	22,088	(209,106)	280,876
Long-term debt, net of current portion	129,339	—	—	—	129,339
Deferred income taxes	—	99,378	—	—	99,378
Other non-current liabilities	8,564	8,895	—	—	17,459
Total liabilities	218,991	495,079	22,088	(209,106)	527,052
Stockholders’ equity	439,124	506,322	119,394	(625,717)	439,123
Total liabilities and stockholders’ equity	$658,115	$1,001,401	$141,482	$(834,823)	$966,175

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2005
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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Three Months Ended June 30, 2006

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$602,159	$4,331	$(7,341)	$602,159
Operating costs and expenses:
Cost of sales	(129)	509,719	—	—	509,590
Selling, general and administrative expenses	5,906	15,665	2,987	(7,341)	17,217
Total operating costs and expenses	5,777	525,384	2,987	(7,341)	526,807
Operating income (loss)	(2,767)	76,775	1,344	—	75,352
Other (expense) income:
Interest expense, net	(954)	(2,518)	—	—	(3,473)
Unrealized loss on derivative instruments	(11,387)	—	—	—	(11,387)
Equity in income of subsidiaries	49,109	1,344	—	(50,454)	—
Income before taxes	34,001	75,601	1,344	(50,454)	60,492
Provision for income taxes	(5,389)	26,491	—	—	21,102
Net income	$39,390	$49,110	$1,344	$(50,454)	$39,390

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Three Months Ended June 30, 2005

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,941	$584,162	$3,375	$(6,316)	$584,162
Operating costs and expenses:
Cost of sales	—	549,053	—	—	549,053
Selling, general and administrative expenses	4,208	14,535	2,188	(6,316)	14,615
Total operating costs and expenses	4,208	563,588	2,188	(6,316)	563,668
Operating income (loss)	(1,267)	20,574	1,187	—	20,494
Other (expense) income:
Interest expense, net	(934)	(4,445)	—	—	(5,379)
Equity in income of subsidiaries	11,605	1,192	—	(12,797)	—
Income before taxes	9,404	17,321	1,187	(12,797)	15,115
Provision for income taxes	(765)	5,711	—	—	4,946
Net income	$10,169	$11,610	$1,187	$(12,797)	$10,169

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Six Months Ended June 30, 2006

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,331	$1,170,032	$8,749	$(15,080)	$1,170,032
Operating costs and expenses:
Cost of sales	(130)	998,604	—	—	998,474
Selling, general and administrative expenses	14,842	32,094	5,575	(15,080)	37,431
Total operating costs and expenses	14,712	1,030,698	5,575	(15,080)	1,035,905
Operating income (loss)	(8,381)	139,334	3,174	—	134,127
Other income (expense):
Interest expense, net	(2,005)	(5,804)	—	—	(7,809)
Unrealized loss on derivative instruments	(11,387)	—	—	—	(11,387)
Equity in income of subsidiaries	86,913	3,174	—	(90,087)	—
Income before taxes	65,140	136,704	3,174	(90,087)	114,931
Provision for income taxes	(7,931)	49,791	—	—	41,860
Net income	$73,071	$86,913	$3,174	$(90,087)	$73,071

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Six Months Ended June 30, 2005

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,640	$1,229,571	$6,265	$(11,905)	$1,229,571
Operating costs and expenses:
Cost of sales	—	1,112,152	—		1,112,152
Selling, general and administrative expenses	9,179	29,127	4,064	(11,905)	30,465
Total operating costs and expenses	9,179	1,141,279	4,064	(11,905)	1,142,617
Operating income (loss)	(3,539)	88,292	2,201	—	86,954
Other income (expense):
Interest expense, net	(1,644)	(9,182)	—	—	(10,826)
Equity in income of subsidiaries	52,242	2,209	—	(54,451)	—
Income before taxes	47,059	81,319	2,201	(54,451)	76,128
Provision for income taxes	(1,853)	29,069	—	—	27,216
Net income	$48,912	$52,250	$2,201	$(54,451)	$48,912

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$73,071	$86,913	$3,174	$(90,087)	$73,071
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	31,794	22	—	31,956
Unrealized loss on derivative instruments	11,387	11,387
Deferred income taxes	—	(8,541)	—	—	(8,541)
Tax deficiency related to stock plans	(231)	—	—	—	(231)
Stock based compensation	8,075	—	—	—	8,075
Equity in net income of subsidiaries	(86,913)	(3,174)	—	90,087	—
Change in operating assets, liabilities and other	(725)	14,514	(3,190)	—	10,599
Net cash provided by operating activities	4,804	121,506	6	—	126,316
Cash flows used in investing activities:
Capital expenditures	—	(27,558)	—	—	(27,558)
Cash flows from financing activities:
Net change in revolving line of credit	—	(104,200)	—	—	(104,200)
Proceeds from issuance of common stock	301	—	—	—	301
Purchases and retirement of common stock	(1,032)	—	—	—	(1,032)
Tax benefits from employee share-based exercises	1,424	—	—	—	1,424
Dividends paid	(5,497)	—	—	—	(5,497)
Net cash used in financing activities	(4,804)	(104,200)	—	—	(109,004)
Net change in cash and cash equivalents	—	(10,252)	6	—	(10,246)
Cash and cash equivalents at beginning of period	—	14,295	3	—	14,298
Cash and cash equivalents at end of period	$—	$4,043	$9	$—	$4,052

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2005
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$48,912	$52,250	$2,201	$(54,451)	$48,912
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	336	30,994	57	—	31,387
Deferred income taxes	—	(5,738)	—	—	(5,738)
Tax benefit related to stock plans	1,677	—	—	—	1,677
Stock based compensation	1,831	—	—	—	1,831
Equity in net income of subsidiaries	(52,242)	(2,209)	—	54,451	—
Change in operating assets, liabilities and other	3,979	(67,178)	(2,261)	—	(65,460)
Net cash provided (used in) operating activities	4,493	8,119	(3)	—	12,609
Cash flows used in investing activities:
Capital expenditures	—	(13,418)	—	—	(13,418)
Cash flows from financing activities:
Net change in revolving line of credit	—	(13,900)	—	—	(13,900)
Proceeds from issuance of common stock	2,646	—	—	—	2,646
Purchase and retirement of common stock	(1,682)	—	—	—	(1,682)
Dividends paid	(5,457)	—	—	—	(5,457)
Net cash used in financing activities	(4,493)	(13,900)	—	—	(18,393)
Net change in cash and cash equivalents	—	(19,199)	(3)	—	(19,202)
Cash and cash equivalents at beginning of period	—	21,082	6	—	21,088
Cash and cash equivalents at end of period	$—	$1,883	$3	$—	$1,886

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

Pending Acquisition of Royal Group Technologies Limited.   On June 9, 2006, Rome Acquisition Corp., a wholly owned subsidiary of Georgia Gulf Corporation, and Royal Group Technologies Limited (“Royal”) entered into an Arrangement Agreement pursuant to which we will acquire all of Royal’s outstanding common shares. The total transaction is valued at approximately Canadian dollars (or CAD$) 1.7 billion, based on an exchange rate of CAD$ 1.10 to U.S. dollars (or USD$) 1.00 per Royal Share, which includes payments for Royal’s equity of CAD$ 1.2 billion and assumed net debt of approximately CAD$ 491 million as of March 31, 2006. Royal, headquartered in Ontario, Canada, is a leading North American manufacturer of vinyl-based building products, including custom window profiles, decorative moldings, siding, pipe fittings, and other home improvement products.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods ended June 30, 2006 and 2005, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Net sales	$602.2	100%	$584.2	100.0%	$1,170.0	100%	$1,229.6	100%
Cost of sales	509.6	84.6%	549.1	94.0%	998.5	85.3%	1,112.2	90.5%
Gross margin	92.6	15.4%	35.1	6.0%	171.5	14.7%	117.4	9.5%
Selling, general and administrative	17.2	2.9%	14.6	2.5%	37.4	3.2%	30.5	2.5%
Operating income	75.4	12.5%	20.5	3.5%	134.1	11.5%	86.9	7.1%
Net interest expense	3.5	0.6%	5.4	0.9%	7.8	0.7%	10.8	0.9%
Unrealized loss on derivatives	11.4	1.9%	0	0%	11.4	1.0%	0	0%
Provision for income taxes	21.1	3.5%	4.9	0.8%	41.9	3.6%	27.2	2.2%
Net income	$39.4	6.5%	$10.2	1.7%	$73.0	6.2%	$48.9	4.0%

The following table sets forth certain financial data by segment for the periods ended June 30, 2006 and 2005, and the percentage of total of each line item for the periods presented.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
Net sales
Chlorovinyls	$464.9	77%	$382.1	65%	$906.5	77%	$779.3	63%
Aromatics	137.3	23%	202.1	35%	263.5	23%	450.3	37%
Total net sales	$602.2	100%	$584.2	100%	$1,170	100%	$1,229.6	100%
Gross margin
Chlorovinyls	$91.8	98.9%	$42.8	121.9%	$174.9	101.6%	$109.5	93.3%
Aromatics	1.0	1.1%	(7.7)	(21.9)%	(2.8)	(1.6)%	7.9	6.7%
Total Gross margin	$92.8	100%	$35.1	100%	$172.1	100%	$117.4	100%

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Net Sales.   For the three months ended June 30, 2006, net sales were $602.2 million, an increase of 3 percent compared to $584.2 million for the same quarter last year primarily as a result of a 1 percent increase in overall sales prices. Our overall average sales price increase was primarily a result of increases in the prices of caustic soda, vinyl resins and compounds. Our overall sales volume increase of 2 percent from the same period last year was mainly attributable to increases in our chlorovinyls sales volumes more than offsetting a decrease in demand for our aromatics products.

Chlorovinyls segment net sales totaled $464.9 million for the three months ended June 30, 2006, an increase of 22 percent compared to net sales of $382.1 million for the same quarter last year. Our overall average sales volumes increased by 21 percent, primarily as a result of increases in the volumes of caustic soda of 33 percent, vinyl resins of 6 percent, and vinyl compounds of 6 percent. We experienced increased sales volumes in 2006 compared to 2005 due to vinyl resins and compound customers reducing their inventories in anticipation of price decreases in the second quarter of 2005. In addition, we operated our chloralkali plant at full rates in the second quarter of 2006 while we experienced planned and unplanned outages in our chloralkali plant during the second quarter of 2005. Our overall chlorovinyls sales prices increased from the second quarter of 2005 primarily as a result of increases in the prices of vinyl resins and vinyl compounds of 8 percent and caustic soda of 23 percent. The vinyl resins and compounds price increases reflect higher costs for the feedstock ethylene and strong demand for our vinyl resins products as the North American vinyl resins industry operating rate was about 92 percent for the second quarter of 2006.

Aromatics segment net sales were $137.3 million for the quarter ended June 30, 2006, a decrease of 32 percent compared to $202.1 million for the second quarter of 2005. This decrease was primarily due to a decrease in our overall aromatics sales volumes of 37 percent as a result of a cumene sales volume decrease of 58 percent. This decrease was due primarily to a decrease in our cumene export and domestic sales volumes of 81 percent and 47 percent, respectively, as a result of lower spot sales due to increased cumene capacity. The North American cumene industry operating rates were in the seventy percentiles for the second quarter of 2006, or down about 13 percent from the same quarter in 2005. Our overall average selling prices increased slightly as a result of higher costs for the feedstock propylene.

Gross Margin.   Total gross margin increased from 6 percent of sales for the three months ended June 30, 2005, to 15 percent of sales for the three months ended June 30, 2006. Gross margin increased as higher sales prices and higher sales and production volumes more than offset higher raw materials costs. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices. Crude oil industry prices experienced an increase of 33 percent while natural gas prices remained relatively flat from the second quarter of 2005 to the second quarter of 2006.

Chlorovinyls segment gross margin increased from 11 percent of sales for the three months ended June 30, 2005, to 20 percent of sales for the three months ended June 30, 2006. This $49.0 million increase primarily reflects increases in the sales prices for most of our chlorovinyls products and higher overall sales and production volumes outpacing increases in raw materials prices. Our overall raw materials prices increased 10 percent compared to the second quarter of 2005, primarily due to a 23 percent increase in the price of ethylene.

Aromatics segment gross margin increased from negative 4 percent of sales for the three months ended June 30, 2005, to a positive 1 percent of sales for the three months ended June 30, 2006. This $8.7 million increase from the same three months last year was due primarily to selling high priced inventory during the second quarter of last year as sales prices were declining. Our phenol and acetone operating rate decreased from about 85 percent for the second quarter of 2005 to about 80 percent for the same period in 2006 due primarily to increased global phenol capacity coming on-line during 2005.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $17.2 million for the three months ended June 30, 2006, an increase of $2.6 million from $14.6 million for the three months ended June 30, 2005. This increase was largely due to an increase in share-based compensation expense of $1.2 million primarily as a result of the adoption of a new accounting pronouncement requiring all share-based payments to employees to be recognized in the financial statements based on their fair values, an increase in profit share incentive of $0.8 million, and an increase in the discount on sale of an interest in our trade receivables of $0.8 million due to an increase in the commercial paper rate in the three months ended June 30, 2006, as compared to the same period in 2005. The increases in selling, general and administrative expenses were partially offset by a decrease in legal and professional fees of $1.6 million. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $3.5 million for the three months ended June 30, 2006, from $5.4 million for the three months ended June 30, 2005. This decrease was attributable to lower overall debt balances during the second quarter of 2006 compared to the same quarter last year.

Provision for Income Taxes.   The provision for income taxes was $21.1 million for the three months ended June 30, 2006, compared with $4.9 million for the three months ended June 30, 2005. The increase in income taxes primarily resulted from a $45.4 million increase in pre-tax income. In addition, our overall effective income tax rate increased from 33 percent during the second quarter of last year to 35 percent for the same period in 2006 primarily due to the phase out of the extraterritorial income tax deduction and other tax law changes enacted during 2005.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Net Sales.   For the six months ended June 30, 2006, net sales were $1.17 billion, a decrease of 5 percent compared to $1.23 billion for the same period last year as a result of a 7 percent decrease in overall sales volumes. Our overall sales volumes decrease is mainly attributable to the decrease in our cumene export and domestic sales volume of 88 percent and 32 percent, respectively, as a result of lower spot sales due to increased cumene capacity coming on-line in 2005. This decrease in sales volume was offset partially by operating our chloralkali plant at full rates during the second quarter of 2006 as compared to the second quarter of 2005, which included planned and unplanned outages in our chloralkali plant during the second quarter of 2005. Overall average sales prices increased by 7 percent in the chlorovinyls segment and decreased 4 percent in the aromatics segment. Significantly increased chlorovinyls feedstock and natural gas costs enabled us to increase prices for most of our chlorovinyls products.

Chlorovinyls segment net sales totaled $906.5 million for the six months ended June 30, 2006, an increase of 16 percent compared with net sales of $779.3 million for the same period last year. Our overall average sales prices increased by 7 percent, primarily as a result of increases in the prices of vinyl resins of 10 percent, vinyl compounds of 14 percent, and caustic soda of 35 percent. These vinyl resin and compound price increases reflect higher costs for the feedstock ethylene. Our overall chlorovinyls sales volumes were up 9 percent as a result of operating our chloralkali plant at full rates during the second quarter of 2006 as compared to the second quarter of 2005, which included planned and unplanned outages in our chloralkali plant.

Aromatics segment net sales were $263.5 million for the six months ended June 30, 2006, a decrease of 42 percent compared to $450.3 million for the first six months of 2005. This decrease was due to 39 percent lower sales volume primarily a result of a decrease in cumene export and domestic sales volumes of 88 percent and 32 percent, respectively, as a result of lower spot sales due to increased cumene capacity. The North American cumene industry operating rate was approximatley 71 percent for first six months of 2006, or down about 16 percent from the same period in 2005. The North American phenol industry operating rates were in the eighty percentiles for the first half of 2006, or down about 5 percent from the same period in 2005. Overall decreases in sales prices of 4 percent were the result of decreases in the price of cumene of 6 percent, phenol of 9 percent and acetone of 13 percent, which were caused by lower industry operating rates.

Gross Margin.   Total gross margin increased from 10 percent of sales for the six months ended June 30, 2005, to 15 percent of sales for the six months ended June 30, 2006. This $54.1 million increase was due to higher sales prices outpacing higher raw materials costs and lower sales and production volumes. In addition, our mix of volume shifted to higher margin cholorovinyls from lower margin aromatics. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced increases of 30 percent and 16 percent, respectively, from the first six months of 2005 to the first six months of 2006.

Chlorovinyls segment gross margin increased from 14 percent of sales for the six months ended June 30, 2005, to 19 percent of sales for the six months ended June 30, 2006. This $65.4 million increase primarily reflects increases in sales prices for most of our chlorovinyls products and higher sales and production volumes for all of our chlorovinyls products more than offsetting increases in our raw materials and natural gas prices. Our overall raw materials and natural gas prices increased 14 percent compared to the first six months of 2005. Our chlorovinyls operating rate increased from about 85 percent for the first six months of 2005 to about 93 percent for the same period in 2006, primarily from operating our chloralkali plant at higher rates rather than experiencing the planned and unplanned outages in our chloralkali plant during the second quarter of 2005.

Aromatics segment gross margin decreased from 2 percent of sales for the six months ended June 30, 2005, to a negative 1 percent of sales for the six months ended June 30, 2006. This $10.7 million decrease from the same six months last year is due primarily to the lower sales and production volumes and lower sales prices in 2006. Overall raw materials and energy costs were decreased as increases in propylene and gas costs were more than offset by a decrease in benzene cost.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $37.4 million for the six months ended June 30, 2006, an increase of $6.9 million from the $30.5 million for the six months ended June 30, 2005. This increase was largely due to an increase in share-based compensation expense of $5.5 million primarily as a result of the adoption of a new accounting pronouncement requiring all share-based payments to employees to be recognized in the financial statements based on their fair values and an increase in the discount on sale of an interest in our trade receivables of $1.5 million due to an increase in the commercial paper rate in the six months ended June 30, 2006, as compared to the same period in 2005. The increases in selling, general and administrative expenses were partially offset by a decrease in legal and professional fees of $2.0 million. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $7.8 million for the six months ended June 30, 2006, from $10.8 million for the six months ended June 30, 2005. This decrease of $3.0 million was attributable to lower overall debt balances during the first six months of 2006.

Provision for Income Taxes.   The provision for income taxes was $41.9 million for the six months ended June 30, 2006, compared with $27.2 million for the six months ended June 30, 2005. The increase of $14.6 million in income taxes resulted from a $38.8 million increase in pre-tax income and a slight increase in the effective tax rate when comparing periods.

Liquidity and Capital Resources

Our financial condition for the six months ended June 30, 2006 continued to improve as total debt was reduced $104.2 million with cash provided from operations.

Operating Activities.   For the six months ended June 30, 2006, we generated $126.3 million of cash flow from operating activities as compared with $12.6 million of cash provided for the six months ended June 30, 2005. The increase in cash flow from operations of $113.7 million from the first six months of 2005 to the first six months of 2006 is due primarily to a $79.0 million advance payment for a long-term raw materials supply contract in the first quarter of 2005 and an increase of $24.0 million in the interest sold in our trade receivables in the first six months of 2006 as a result of an increase in eligible receivables under our securitization program. These increases in cash flows from operations were offset partially by a $25.6 million increase in trade receivables in 2006. The major sources of cash flow for the first six months of 2006 were net income of $73.1 million, the $24.0 million increase in the interest sold in our trade receivables and the non-cash provision of $32.0 million for depreciation and amortization and $11.4 million for the unrealized loss on derivatives. Total working capital at June 30, 2006 was a surplus of $47.5 million versus a surplus of $62.3 million at December 31, 2005. Significant changes in working capital for the first six months of 2006 included an increase in accounts receivable and an increase in trade payables and other accruals, including the $11.4 million accrued liability for the unrealized loss on derivatives.. The increase in accounts receivable was due mainly to higher sales volumes. The increase in trade payables was primarily due to an increase in raw material prices in aromatics and chlorovinyls

Investing Activities.   Net cash used in investing activities was $27.6 million for the six months ended June 30, 2006, as compared to $13.4 million for the same period last year. The increase is due primarily to the vinyl resins modernization project at our Plaquemine, Louisiana facility, which we announced in the first quarter of 2006. The total modernization project cost will be about $100.0 million and is expected to increase our vinyl resin capacity by approximately 450 million pounds in early 2008.

Financing Activities.   Cash used in financing activities was $109.0 million for the six months ended June 30, 2006, as compared to $18.4 million of cash used in financing activities for the same period last year. The change during the first six months of 2006 compared to the same period in 2005 was primarily due to reducing total debt by $104.2 million in 2006. In 2006, we reduced debt through the use of cash provided by operations of $80.2 million and by increasing the interest sold in our trade receivables by $24.0 million.

On June 30, 2006, our balance sheet debt consisted of a $45.1 million senior secured revolving credit facility, which matures on November 21, 2009; $100.0 million principal amount of 7.125 percent senior unsecured notes, which are due December 15, 2013; and $29.3 million in other debt. Under our revolving credit facility, we have a maximum borrowing capacity of $240.0 million. At June 30, 2006, our unused revolving credit facility totaled $187.6 million, net of outstanding letters of credit for $7.3 million and current borrowings of $45.1 million. Over the next twelve months, assuming adequate cash flows, we expect to pay off our revolving credit facility of $45.1 million, and therefore, we have classified this debt as current.

Under our senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $4.1 million and the availability to borrow an additional $187.6 million under the revolving credit facility at June 30, 2006, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the six months ended June 30, 2006, we were in compliance with all such covenants.

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

During the first six months of 2006 and 2005, we paid quarterly dividends of $0.08 per share, totaling $5.5 million.

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). Our Securitization provides one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at June 30, 2006, and December 31, 2005, was $165.0 million and $141.0 million, respectively. We used the $24.0 million in proceeds to pay down our revolving credit facility.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of June 30, 2006, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future payments under contractual obligations by category at June 30, 2006, were as follows:

In Millions	Total	2006	2007	2008	2009	2010	2011 and thereafter
Contractual obligations:
Long-term debt obligations	$247	$7	$11	$11	$73	$7	$138
Operating lease obligations	74	10	17	13	11	7	16
Purchase obligations	4,383	464	725	702	601	434	1,457
Asset retirement obligations	11	—	—	—	—	—	11
Other	1	1	—	—	—	—	—
Total	$4,716	$482	$753	$726	$685	$448	$1,622

Long-Term Debt.   Includes principal and interest payments based upon our interest rates as of June 30, 2006. Long-term debt obligations are listed based on when they are contractually due. Therefore, the $45.1 million balance on our revolving credit facility is included in 2009.

Operating Leases.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. We did not have any capital lease obligations as of June 30, 2006.

Purchase Obligations.   The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of June 30, 2006.

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

Outlook

The third quarter traditionally reflects a seasonal easing of demand due to summer holiday closure of some of our customers’ fabrication plants. Scheduled outages at our VCM plant in Plaquemine, Louisiana, will adversely affect our results for the third quarter of 2006.

The chlorovinyls business should continue to perform well, although operating income is expected to decline from second quarter levels as caustic soda prices are forecast to decline and ethylene prices are expected to increase. Chemical Data, Inc. (“CDI”) is currently projecting the third quarter of 2006 North American industry operating rates for vinyl resins, our primary business in this segment, to be 92 percent.

For the third quarter of 2006, we expect no improvement in earnings for the aromatics business. CDI projects North American industry operating rates for phenol and acetone in the third quarter to be approximately 80 percent. CDI projects cumene North American industry operating rates in the third quarter to be 71 percent, largely due to the January 2006 restart of a one billion pound cumene facility that represents about 11 percent of the North American capacity.

In addition, we will be focused on completing the pending acquisition of Royal Group Technologies, which we previously announced on June 9, 2006. We expect the transaction to close by the end of 2006. Assuming the closing of this acquisition, we will incur significant indebtedness which will adversely impact our liquidity.

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

•       changes in foreign currency exchange rates;

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

Critical Accounting Policies

There have been no changes in our critical accounting policies during the current quarter.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Foreign Currency Exchange Risk—The Arrangement Agreement with Royal exposes us to changes in foreign exchange rates of the Canadian dollar. Our policy is to manage our foreign currency exchange rate risk through financial instruments such as derivatives. We do not use foreign currency forward contracts for trading or speculative purposes.

At June 30, 2005, we had approximately $11.4 million of unrealized gains recorded on our Canadian dollar foreign exchange derivatives. These contracts continue into the fourth quarter of 2006 and extend no further. For a description of these transactions , see Note 9.

We expect exchange rate fluctuations to continue to impact net income; however, we cannot predict the magnitude or direction of this effect for any quarter, and there can be no assurance that the future effect will be similar to that set forth above. All of the existing contracts will mature in the fourth quarter of 2006. However, based on exchange rates projected for 2006, a one-cent increase in the CAD$/U.S.$ dollar exchange rate will reduce our 2006 net income by approximately $11.7 million.

Item 4.                        CONTROLS AND PROCEDURES

Enterprise Resource Planning System (‘ERP”)

We are in the process of implementing phase I of a multiple phase implementation of a new ERP information system throughout our wholly owned subsidiaries. Implementing a new ERP system results in changes to business processes and related internal controls. We believe that we are adequately controlling the transition to the new processes and controls such that we do not expect any material adverse impact on our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes, including the changes for the new ERP system noted above, in our internal control over financial reporting during our fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

We are involved in certain other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2005. During the three months ended June 30, 2006, dismissals of the claims of the two remaining worker plaintiffs in the federal lawsuit related to the September 1996 incident at our Plaquemine, Louisiana facility were upheld by a federal appellate court. There were no material developments in the status of the other proceedings so described.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.                Risk Factors

In addition to those risk factors listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, we are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings was the implementation of phase I in the first quarter of 2006 of a multiple phase implementation of a new ERP information system. If we experience significant problems with the implementation of this system, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP system involves numerous risks, including:

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

The pending acquisition of Royal also presents risk factors not listed in Item 1a “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. The acquisition of Royal involves numerous risks, including:

•       our ability to obtain stockholder and governmental approvals of the acquisition on the proposed terms and schedule;

•       the risk that the businesses will not be integrated successfully;

•       the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and

•       disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s annual meeting of stockholders was held May 16, 2006, in Atlanta, Georgia for the following purposes: (i) to elect two directors to serve for a term of three years; and (ii) to ratify the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2006.

The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or abstentions
Dennis M. Chorba	29,576,666	2,253,238	0
Patrick J. Fleming	29,696,746	163,884	0

In addition, the terms of the following directors continued after the meeting:

John E. Akitt
Charles L. Henry
Yoshi Kawashima
Jerry R. Satrum
Edward A. Schmitt (Chairman of the Board of Directors)

The appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2006, was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
31,476,614	341,775	11,555	0

Item 6.                        EXHIBITS

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 3, 2006	/s/ EDWARD A. SCHMITT
Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2006	/s/ JAMES T. MATTHEWS
James T. Matthews Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)