Form 10-Q
period 2006-09-30
GEORGIA GULF CORP /DE/
filed 2006-11-02
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-9753

GEORGIA GULF CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	58-1563799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
115 Perimeter Center Place, Suite 460, Atlanta, Georgia	30346 (Zip Code)
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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2006
Common Stock, $0.01 par value	34,220,062

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.                        FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$11,231	$14,298
Receivables, net of allowance for doubtful accounts of $2,457 in 2006 and 2005	109,333	118,193
Inventories	191,967	195,628
Prepaid expenses and other current assets	3,819	13,306
Deferred income taxes	5,222	5,091
Total current assets	321,572	346,516
Property, plant and equipment, net	406,310	401,412
Goodwill	77,720	77,720
Other assets, net	173,023	175,305
Total assets	$978,625	$1,000,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$34,000	$49,300
Accounts payable	182,164	202,179
Interest payable	3,429	1,226
Accrued compensation	16,221	14,986
Income taxes payable	—	1,258
Foreign exchange derivative obligation	15,846	—
Other accrued liabilities	23,063	15,237
Total current liabilities	274,723	284,186
Long-term debt	129,339	229,339
Deferred income taxes	95,345	107,959
Other non-current liabilities	18,997	16,457
Total liabilities	518,404	637,941
Commitments and contingencies (note 8)
Stockholders’ equity	460,221	363,012
Total liabilities and stockholders’ equity	$978,625	$1,000,953
Common shares outstanding	34,219	34,238

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net sales	$576,288	$525,223	$1,746,320	$1,754,794
Operating costs and expenses:
Cost of sales	513,402	464,884	1,511,876	1,577,036
Selling, general and administrative expenses	18,699	16,917	56,130	47,382
Total operating costs and expenses	532,101	481,801	1,568,006	1,624,418
Operating income	44,187	43,422	178,314	130,376
Interest expense, net	(2,779)	(5,148)	(10,588)	(15,975)
Loss on foreign exchange derivative instruments	(4,459)	—	(15,846)	—
Income before income taxes	36,949	38,274	151,880	114,401
Provision for income taxes	14,288	10,341	56,148	37,556
Net income	$22,661	$27,933	$95,732	$76,845
Earnings per share:
Basic	$0.66	$0.82	$2.81	$2.27
Diluted	$0.66	$0.82	$2.78	$2.24
Weighted average common shares:
Basic	34,110	33,900	34,087	33,855
Diluted	34,392	34,150	34,389	34,234

See accompanying notes to consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$95,732	$76,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,016	47,235
Unrealized loss on foreign exchange derivative instruments	15,846	—
Deferred income taxes	(12,745)	(14,914)
Tax (deficiency) benefit related to stock plans	(194)	1,930
Stock based compensation	10,581	2,795
Change in operating assets, liabilities and other	9,977	(62,027)
Net cash provided by operating activities	167,213	51,864
Cash flows used in investing activities:
Capital expenditures	(47,497)	(19,041)
Cash flows from financing activities:
Net change in revolving line of credit	(115,300)	(37,800)
Proceeds from issuance of common stock	365	2,724
Purchases and retirement of common stock	(1,032)	(1,682)
Tax benefits from employee share-based exercises	1,430	—
Dividends paid	(8,246)	(8,185)
Net cash used in financing activities	(122,783)	(44,943)
Net change in cash and cash equivalents	(3,067)	(12,120)
Cash and cash equivalents at beginning of period	14,298	21,088
Cash and cash equivalents at end of period	$11,231	$8,968

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the accounting policies followed by us during the period ended September 30, 2006, other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments effective January 1, 2006 (See note 10, “Stock-Based Compensation”).

2. NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued by us after December 31, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability must be initially measured at fair value, if practicable. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 Accounting For Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

On September 7, 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”) which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (“SFAS No. 106”), to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. We may have certain policies subject to the provisions of this new pronouncement and are currently evaluating the impact of adoption of EITF 06-4 will have on our consolidated financial statements.

On September 7, 2006 the EITF reached a consensus on EITF Issue No. 06-5 Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4 (“EITF 06-5”) which concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract. These other amounts include: non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., deferred acquisition costs tax) that would be accounted for on a present-value basis. Items that are “probable” to be received and/or subject to the insurance company’s intent to pay would not be included in asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. Amounts that would be realized upon surrender of all policies or certificates would not be included when measuring assets. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held. We are currently evaluating the impact of adopting EITF 06-5, but do not believe it will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which will be our fiscal year beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2006. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on our consolidated financial statements. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

On September 29, 2006, the FASB issued SFAS No. No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the funding status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We will adopt the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006. The adoption of SFAS 158 is expected to reduce our stockholders’ equity at December 31, 2006 by approximately $5.5 million. SFAS No. 158 will not affect our results of operations.

3. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At September 30, 2006, and December 31, 2005, the unpaid balance of accounts receivable in the defined pool was approximately $277.4 million and $277.3 million, respectively. The balances of receivables sold as of September 30, 2006, and December 31, 2005, were $162.0 million and $141.0 million, respectively.

4. INVENTORIES

The major classes of inventories were as follows:

In thousands	September 30, 2006	December 31, 2005
Raw materials and supplies	$68,080	$69,116
Finished goods	123,887	126,512
Inventories	$191,967	$195,628

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

In thousands	September 30, 2006	December 31, 2005
Machinery and equipment	$967,148	$951,649
Land and land improvements	28,091	27,034
Buildings	31,897	31,897
Construction-in-progress	57,208	26,498
Property, plant and equipment, at cost	1,084,344	1,037,078
Accumulated depreciation	(678,034)	(635,666)
Property, plant and equipment, net	$406,310	$401,412

The increase in construction-in-progress is due primarily to a vinyl resins modernization project at our Plaquemine, Louisiana facility, which we announced in the first quarter of 2006. The total modernization project cost will be about $100.0 million and is expected to be completed in early 2008.

6. OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

In thousands	September 30, 2006	December 31, 2005
Advances for long-term purchase contracts	$108,481	$112,920
Investment in joint ventures	17,551	20,138
Debt issuance costs	4,632	5,516
Prepaid pension costs	19,846	21,041
Deferred acquisition costs	13,460	—
Other	9,053	15,690
Total other assets, net	$173,023	$175,305

Deferred acquisition costs of $13.5 million relate to the costs of issuance of debt and costs incurred in connection with the acquisition of Royal Group Technologies Limited (“Royal Group”).

7. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	September 30, 2006	December 31, 2005
Revolving credit facility expires 2009	$34,000	$149,300
7.125% notes due 2013	100,000	100,000
Other	29,339	29,339
Total debt	163,339	278,639
Less current portion	34,000	49,300
Long-term debt	$129,339	$229,339

On October 3, 2006, though we had no obligation to do so, we paid off $34.0 million of the borrowings under our revolving credit facility; therefore, we classified this debt as current. At September 30, 2006, we had a maximum borrowing capacity of $240.0 million under our revolving credit facility, and our unused revolving credit facility totaled $198.7 million, net of outstanding letters of credit for $7.3 million and current borrowings of $34.0 million.

Under the senior credit facility and the indenture related to the 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. As of and for the three months ended September 30, 2006, we were in compliance with all such covenants.

As discussed in Note 15, “Subsequent Events” we incurred a significant amount of additional indebtedness on October 3, 2006 in connection with our acquisition of Royal Group.

8. COMMITMENTS AND CONTINGENCIES

Acquisition of Royal Group Technologies Limited and Related Financing.   On June 9, 2006, Rome Acquisition Corp., our wholly owned subsidiary, and Royal Group entered into an Arrangement Agreement pursuant to which we would acquire all of Royal Group’s outstanding common shares. The acquisition was financed through the incurrence of significant additional indebtedness and closed on October 3, 2006. See Note 15, “Subsequent Events” for additional details regarding the acquisition and related financing.

Legal Proceedings.   As previously reported, we had been a party to numerous individual and several class-action lawsuits filed against us, among other parties, arising out of an incident that occurred in September 1996 in which workers were exposed to a chemical substance on our premises in Plaquemine, Louisiana. The substance was later identified to be a form of mustard agent, which occurred as a result of an unforeseen chemical reaction. The vast majority of these claims have been settled. In addition, a federal appellate court recently upheld the dismissal by a federal trial court of the only two remaining claims in federal court. Only two pending state court claims now remain. Based on the present status of the proceedings, we believe that any liability ultimately imposed on us will not have a material effect on our financial position, results of operations, or cash flows.

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

At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. In prior years, as part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore recorded an accrual to other non-current liabilities that is currently $2.2 million.

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

9. DERIVATIVE INSTRUMENTS

We enter into a variety of derivative instruments to manage various risks. We used foreign currency forward contracts to limit our exposure to fluctuations in Canadian foreign currency rates with respect to our acquisition of Royal Group that was denominated in Canadian dollars. We also use interest rate swap agreements to manage the interest rate risk of a portion of our forecasted variable rate debt. We also use commodity swap agreements to limit our exposure to rising raw material costs. We are exposed to counterparty credit risk for nonperformance and, in the event of nonperformance, to market risk for changes in interest rates, foreign currency rates, and commodity prices. We manage exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk.

We calculate the fair value of derivative instruments using quoted market prices as of September 30, 2006. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that we recognize all derivative instruments on the balance sheet at fair value, and changes in the derivative’s fair value must be currently recognized in earnings or accumulated other comprehensive income, depending on the designation of the derivative. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in comprehensive income, net of tax, and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings currently.

Foreign Currency Forward Contracts.   We entered into foreign currency forward contracts to hedge the purchase price of the Royal Group, which was made in Canadian dollars. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under SFAS No. 133. We have designated the hedge as a fair value hedge to fix our foreign exchange rate related to the purchase price of the Royal Group with the changes in fair value recognized in earnings. For the nine months ended September 30, 2006, we had unrealized losses of $15.8 million related to these foreign currency forward contracts, which are included in the accompanying condensed consolidated balance sheet as of September 30, 2006, and statement of income for the nine months then ended.

Information regarding the notional amount of the foreign currency forward contracts, carrying value, fair market value, and weighted average of exchange rates of the contracts is summarized in the table below. The notional amount of these contracts represents the amount of Canadian dollars to be purchased at maturity and does not represent our exposure on these contracts.

	Notional			Weighted Average
As of September 30, 2006	Amount of	Carrying	Fair	CAD$/U.S.$
Unaudited, in millions of U.S. dollars	Derivatives	Value	Market Value	Exchange Rates
Foreign Currency Forward Contracts
Buy Currency:
Canadian dollar Due in 2006	$1,500.0	$(15.8)	$(15.8)	1.1039/1

Interest Rate Swaps.   In August and September 2006, we entered into five variable-to-fixed interest rate swap agreements, including two instruments with notional amounts of $75 million each and three instruments with notional amounts of $50 million each, which have been designated as cash flow hedges to effectively convert a portion of our outstanding variable rate term debt to a fixed rate, thus reducing the impact of interest rate fluctuations on future income. These agreements involve the receipt of floating rate interest in exchange for fixed rate interest payments at a weighted average rate of 5.221 percent over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. Under SFAS No. 133, we recognized an unrealized loss of approximately $1.8 million related the interest rate swaps, which was recorded as part of long-term liabilities and accumulated other comprehensive income. We use the hypothetical derivative method of calculating ineffectiveness of the interest rate swap agreements, and any ineffectiveness will be reclassified into the statements of income throughout the term of the interest rate swap agreements, of which notional amounts of $75 million expire in the fourth quarter of 2009 and the remaining notional amounts of $225 million expire in the fourth quarter of 2008. The change in the fair value of these interest rate swap agreements from inception to September 30, 2006 was a liability of $1.8 million, which is included in other non-current liabilities and in accumulated other comprehensive loss, net of tax, in the accompanying condensed consolidated balance sheet.

Commodity Swaps.   In September 2006, we entered into three NYMEX natural gas forward contracts totaling 465,000 million British Thermal Units (“MMBTU”) for October 2006 with a weighted average contract price of $5.22 per MMBTU. These contracts have been designated as cash flow hedges to fix the price on a portion of our October 2006 natural gas purchases. The fair value of our natural gas forward contracts was a liability of $0.5 million at September 30, 2006 and is included in other accrued liabilities and accumulated other comprehensive income (loss), net of tax in the accompanying condensed consolidated balance sheet.

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

Prior to the adoption of SFAS No. 123R, cash flows resulting from the tax benefit related to stock-based compensation were presented in operating activities in the statements of cash flows, along with other tax cash flows, in accordance with the provisions of EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123R superseded EITF Issue No. 00-15, amended SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statements of cash flows as a financing activity cash inflow.

The impact of adopting SFAS No. 123R on our operating income, income before income taxes, net income, and basic and diluted earnings per share for three and nine months ended September 30, 2006, is as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
In thousands, except per share data
Impact of adopting SFAS No. 123R on operating income	1,495	5,875
Impact of adopting SFAS No. 123R on income before income taxes	1,495	5,875
Impact of adopting SFAS No. 123R on net income	917	3,703
Impact of adopting SFAS No. 123R on net income per share, basic and diluted	0.03	0.11

SFAS No. 123R also required us to change the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $1.4 million as cash from financing activities rather than cash from operating activities for the nine months ended September 30, 2006.

Prior to our adoption of SFAS No. 123R, we accounted for our stock-based compensation plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and complied with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, for disclosure purposes. Under these provisions, no compensation was recognized for our stock option plans or our employee stock purchase plan (“ESPP”). For SFAS No. 123 purposes, the fair value of each stock option and stock purchase right for 2005 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30, 2005
	Stock purchase plan rights	Stock option grants
Grant date fair value	$14.19	$19.35
Assumptions:
Risk-free interest rate	2.75%	3.97%
Expected life	1.0 year	4.7 years
Expected volatility	33%	39%
Expected dividend yield	0.64%	0.61%

Had compensation expense been determined consistently with SFAS No. 123, additional compensation expense, net of tax, for the three and nine months ended September 30, 2005 from stock options and ESPP shares would have been approximately $0.8 million and $2.3 million, respectively. Our net income and earnings per common share would have been the following pro forma amounts:

	Three months ended September 30,	Nine months ended September 30,
In thousands, except per share data	2005	2005
Net income, as reported	$27,933	$76,845
Stock-based compensation included in net income, as reported	549	1,613
Stock-based compensation under SFAS No. 123	(1,382)	(3,866)
Pro forma net income	27,100	74,592
Basic earnings per share:
As reported	$0.82	$2.27
Pro forma	0.80	2.20
Diluted earnings per share:
As reported	$0.82	$2.24
Pro forma	0.80	2.19

Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant up to 4,500,000 shares of our common stock to employees and non-employee directors. As of September 30, 2006, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, stock options and the ESPP, which are described below.

Stock Options and ESPP.   For the nine months ended September 30, 2006 and 2005, we granted options to purchase 351,996 and 314,700 shares, respectively, to our key employees and non-employee directors. Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

A summary of stock option activity under all plans is as follows:

	Nine months ended September 30, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate intrinsic Value (In thousands)
Outstanding at beginning of year	1,632,608		$30.47
Granted	351,996		28.91
Exercised	(16,866)		21.61	$98
Forfeited	(14,248)		43.34
Expired	(3,667)		47.44
Outstanding at end of period	1,949,823	6.2 years	$30.14	4,824
Vested or expected to vest at end of period	1,938,468	6.2 years	$30.11	4,824
Exercisable at end of period	1,308,559	5.0 years	$27.22	$4,804

The fair value of stock options granted and the ESPP shares for 2006 has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model are as follows:

	Nine months ended September 30, 2006
	ESPP	Stock option grants
Grant date fair value	$10.08	$10.21
Assumptions
Risk-free interest rate	4.85%	4.82%
Expected life	1.0 year	4.5 years
Expected volatility	44%	39%
Expected dividend yield	1.05%	1.11%

Compensation expense, net of tax, for the three and nine months ended September 30, 2006 from stock options and ESPP shares was approximately $0.9 million and $3.7 million, respectively.

Restricted and Deferred Stock.   For the nine months ended September 30, 2006 and 2005, we granted 136,902 restricted stock units and deferred stock units and 116,375 shares of restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the first nine months of 2006 and 2005 was $28.70 and $52.81, respectively. Compensation expense, net of tax, for the third quarters of 2006 and 2005 from restricted stock and deferred stock units was approximately $0.6 million and $0.5 million, respectively. Compensation expense, net of tax, for the nine months ended September 30, 2006 and 2005, was $3.0 million and $1.6 million, respectively.

A summary of restricted stock units and awards activity is as follows:

	Nine months ended September 30, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of year	225,441		$38.99
Granted	136,902		28.70
Vested	(105,378)		33.34	$2,889
Forfeited	(2,055)		39.09
Outstanding at end of period	254,910	1.8 years	35.80	6,990
Vested or expected to vest at end of period	250,161	1.8 years	35.73	$6,859

Nonvested shares.   A summary of the status of the nonvested share activity under all plans is as follows:

	Nine months ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	837,092	$21.65
Granted	488,898	15.39
Vested	(421,846)	18.74
Forfeited and expired	(19,970)	43.65
Nonvested at end of period	884,174	$19.40

As of September 30, 2006, we had approximately $8.8 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statement of income over a weighted average recognition period of less than two years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $7.9 million and $5.5 million, respectively.

11. EARNINGS PER SHARE

There are no adjustments to “Net income” or “Income before income taxes” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2006	2005	2006	2005
Weighted average common shares—basic	34,110	33,900	34,087	33,855
Plus incremental shares from assumed conversions:
Options and awards	274	196	293	344
Employee stock purchase plan rights	8	54	9	35
Weighted average common shares—diluted	34,392	34,150	34,389	34,234

Options to purchase 1.3 million and 0.5 million shares of common stock outstanding at September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock during these periods.

12. COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income is comprised of net income (loss), additional minimum pension liability and (loss) on cash flow hedging derivative instruments, net of related income taxes. The components of accumulated other comprehensive loss and total comprehensive loss are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	September 30, 2006	December 31, 2005
Minimum pension liability	$(199)	$(199)
Net loss on cash flow hedging derivative instruments, net of tax benefit of $831	(1,426)	—
Accumulated other comprehensive loss	$(1,625)	$(199)

The components and ending balance of total comprehensive income are as follows:

Total comprehensive income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2006	2005	2006	2005
Net income	$22,661	$27,933	$95,732	$76,845
Net loss on cash flow hedging derivative instruments	(1,426)	—	(1,426)	—
Total comprehensive income	$21,235	$27,933	$94,306	$76,845

13. EMPLOYEE PENSION PLANS

The following table provides the components for the net periodic benefit cost for all pension plans:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2006	2005	2006	2005
Service cost	$892	$909	$2,675	$2,547
Interest cost	1,344	1,383	4,033	3,969
Expected return on plan assets	(1,928)	(1,775)	(5,786)	(5,350)
Other	(5)	—	(13)	—
Amortization of:
Transition obligation	54	54	161	161
Prior service cost	96	76	287	228
Net loss	16	221	49	250
Net periodic benefit cost	$469	$868	$1,406	$1,805

Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Nine months ended September 30,
	2006	2005
Discount rate	5.75%	6.00%
Expected return on assets	8.25%	8.50%
Rate of compensation increase	4.27%	4.31%

For the nine months ended September 30, 2006, we made no contributions to the plan trust. We made no contributions in the form of direct benefit payments for the nine months ended September 30, 2006, and $0.6 million in the form of direct benefit payments for the nine months ended September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands	2006	2005	2006	2005
Segment net sales:
Chlorovinyls	$415,362	$388,247	$1,321,827	$1,167,473
Aromatics	160,926	136,976	424,493	587,321
Net sales	$576,288	$525,223	$1,746,320	$1,754,794
Segment operating income (loss):
Chlorovinyls	$56,373	$53,115	$215,807	$148,090
Aromatics	(2,217)	(1,878)	(7,649)	3,627
Unallocated corporate expenses	(9,969)	(7,815)	(29,844)	(21,341)
Total operating income	$44,187	$43,422	$178,314	$130,376

As a result of the acquisition of Royal Group discussed in Note 15, “Subsequent Events” we anticipate that our reportable segments will change.

15. SUBSEQUENT EVENT

On October 3, 2006, we completed the acquisition of Royal Group. Under the terms of the arrangement agreement, we acquired all of the outstanding common stock of Royal Group for CAD$13.00 per share in cash (“CAD$” meaning Canadian dollars), or a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion. The acquisition was financed with significant indebtedness, including $500 million in aggregate principal amount of 9.5 percent senior unsecured notes due 2014 (the “Senior Notes”), $200 million in aggregate principal amount of 10.75 percent Senior Subordinated Notes due 2016 (the “Senior Subordinated Notes,” and together with the Senior Notes, the “New Notes”), and a new credit agreement that includes a tranche B term loan of $800 million and revolving credit facilities of up to $375 million (the “Senior Secured Credit Facility”). Royal Group’s results of operations and cash flows from the October 3, 2006 acquisition date will be included in our consolidated results of operations and cash flows, prospectively.

On October 3, 2006, we issued the New Notes. Interest on the Senior Notes is payable on April 15 and October 15 beginning April 15, 2007 at an annual rate of 9.5 percent. Interest on the Senior Subordinated Notes is payable on April 15 and October 15 beginning April 15, 2007 at an annual rate of 10.75 percent. The Senior Notes and Senior Subordinated Notes were both issued at a discount to yield 9.625 percent and 11.0 percent, respectively, under the effective interest method. The New Notes contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

On October 3, 2006, we entered into the Senior Secured Credit Facility provided by a syndicate of banks and other financial institutions. The Senior Secured Credit Facility provides for a term loan of $800 million, all of which was borrowed on October 3, 2006 and revolving credit facilities of up to $375 million. The commitments under the revolving credit facilities expire on October 3, 2011. The term loan facility will mature on October 3, 2013. The term loan will amortize at a rate of 1.00 percent of the original principal amount thereafter per annum on a quarterly basis for the first six years of the term of the loan, with the balance paid in full from equal quarterly installments in the seventh year. The interest rate for the Senior Secured Credit Facility is the adjusted U.S. London Interbank Offered Rate or LIBOR, plus 2.0 percent per annum or the administrative agent bank’s annual base rate (“ABR”) plus 1.0 percent per annum, and following delivery of financial information for the quarter ended December 31, 2006, the applicable margin for the loans under the revolving credit facilities will be set at a per annum rate determined by reference to a pricing grid based on our total leverage ratio. The Senior Secured Credit Facility contains customary affirmative and negative covenants, including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments. In addition, the Senior Secured Credit Facility contains financial covenants requiring compliance with both a minimum interest coverage ratio and a maximum leverage ratio. These covenants are subject to customary exceptions and step-downs. The Senior Secured Credit Facility also contains customary events of default. The Senior Secured Credit Facility also replaced our previously existing senior credit facility.

On October 27, 2006, we completed the divestiture of Royal Group’s American Building Products Poland operations for approximately $7.5 million.

16. SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under our 7.125 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC and Georgia Gulf Chemicals & Vinyls, LLC, some of our wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full, unconditional and joint and several. Georgia Gulf Corporation is in essence a holding company for all of its wholly owned subsidiaries. The following unaudited condensed consolidating balance sheets, statements of income and statements of cash flows present the financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the “Non-Guarantor Subsidiaries”). Provisions in our Senior Secured Credit Facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
September 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$11,220	$11	$—	$11,231
Receivables, net	128,417	37,019	122,934	(179,037)	109,333
Inventories	—	191,967	—	—	191,967
Prepaid expenses and other current assets	—	3,737	82	—	3,819
Deferred income taxes	—	5,222	—	—	5,222
Total current assets	128,417	249,165	123,027	(179,037)	321,572
Property, plant and equipment, net	143	406,167	—	—	406,310
Goodwill	—	77,720	—	—	77,720
Other assets, net	8,101	164,922	—	—	173,023
Investment in subsidiaries	534,493	122,236	—	(656,729)	—
Total assets	$671,154	$1,020,210	$123,027	$(835,766)	$978,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$34,000	$—	$—	$34,000
Accounts payable	53,371	307,029	801	(179,037)	182,164
Interest payable	3,001	428	—	—	3,429
Accrued compensation	545	15,676	—	—	16,221
Foreign exchange derivative obligation	15,846	—	—	—	15,846
Other accrued liabilities	—	23,063	—	—	23,063
Total current liabilities	72,763	380,196	801	(179,037)	274,723
Long-term debt, net of current portion	129,339	—	—	—	129,339
Deferred income taxes	—	95,345	—	—	95,345
Other non-current liabilities	8,831	10,166	—	—	18,997
Total liabilities	210,933	485,707	801	(179,037)	518,404
Stockholders’ equity	460,221	534,503	122,226	(656,729)	460,221
Total liabilities and stockholders’ equity	$671,154	$1,020,210	$123,027	$(835,766)	$978,625

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Three Months Ended September 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$576,288	$6,010	$(9,020)	$576,288
Operating costs and expenses:
Cost of sales	129	513,273	—	—	513,402
Selling, general and administrative expenses	6,389	18,151	3,179	(9,020)	18,699
Total operating costs and expenses	6,518	531,424	3,179	(9,020)	532,101
Operating income (loss)	(3,508)	44,864	2,831	—	44,187
Other (expense) income:
Interest expense, net	(978)	(1,801)	—	—	(2,779)
Unrealized loss on derivative instruments	(4,459)	—	—	—	(4,459)
Equity in income of subsidiaries	28,181	2,831	—	(31,012)	—
Income before taxes	19,236	45,894	2,831	(31,012)	36,949
Provision for income taxes	(3,425)	17,713	—	—	14,288
Net income	$22,661	$28,181	$2,831	$(31,012)	$22,661

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Three Months Ended September 30, 2005
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,425	$525,223	$2,188	$(5,613)	$525,223
Operating costs and expenses:
Cost of sales	—	464,884	—	—	464,884
Selling, general and administrative expenses	4,703	15,799	2,028	(5,613)	16,917
Total operating costs and expenses	4,703	480,683	2,028	(5,613)	481,801
Operating income (loss)	(1,278)	44,540	160	—	43,422
Other (expense) income:
Interest expense, net	(1083)	(4,065)	—	—	(5,148)
Equity in income of subsidiaries	29,670	164	—	(29,834)	—
Income before taxes	27,309	40,639	160	(29,834)	38,274
Provision for income taxes	(624)	10,965	—	—	10,341
Net income	$27,933	$29,674	$160	$(29,834)	$27,933

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Nine Months Ended September 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,342	$1,746,320	$14,758	$(24,100)	$1,746,320
Operating costs and expenses:
Cost of sales	—	1,511,876	—	—	1,511,876
Selling, general and administrative expenses	21,231	50,246	8,753	(24,100)	56,130
Total operating costs and expenses	21,231	1,562,122	8,753	(24,100)	1,568,006
Operating income (loss)	(11,889)	184,198	6,005	—	178,314
Other income (expense):
Interest expense, net	(2,984)	(7,604)	—	—	(10,588)
Unrealized loss on derivative instruments	(15,846)	—	—	—	(15,846)
Equity in income of subsidiaries	115,094	6,005	—	(121,099)	—
Income before taxes	84,375	182,599	6,005	(121,099)	151,880
Provision for income taxes	(11,356)	67,504	—	—	56,148
Net income	$95,731	$115,095	$6,005	$(121,099)	$95,732

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Nine Months Ended September 30, 2005
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,065	$1,754,794	$8,453	$(17,518)	$1,754,794
Operating costs and expenses:
Cost of sales	—	1,577,036	—		1,577,036
Selling, general and administrative expenses	13,883	44,926	6,091	(17,518)	47,382
Total operating costs and expenses	13,833	1,621,962	6,091	(17,518)	1,624,418
Operating income (loss)	(4,818)	132,832	2,362	—	130,376
Other income (expense):
Interest expense, net	(2,727)	(13,248)	—	—	(15,975)
Equity in income of subsidiaries	81,913	2,373	—	(84,286)	—
Income before taxes	74,368	121,957	2,362	(84,286)	114,401
Provision for income taxes	(2,477)	40,033	—	—	37,556
Net income	$76,845	$81,924	$2,362	$(84,286)	$76,845

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$95,732	$115,094	$6,005	$(121,099)	$95,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211	47,772	33	—	48,016
Unrealized loss on foreign exchange derivative instruments	15,846	—	—	—	15,846
Deferred income taxes	—	(12,745)	—	—	(12,745)
Tax deficiency related to stock plans	(194)	—	—	—	(194)
Stock based compensation	10,581	—	—	—	10,581
Equity in net income of subsidiaries	(115,094)	(6,005)	—	121,099	—
Change in operating assets, liabilities and other	401	15,605	(6,029)	—	9,977
Net cash provided by operating activities	7,483	159,721	9	—	167,213
Cash flows used in investing activities:
Capital expenditures	—	(47,497)	—	—	(47,497)
Cash flows from financing activities:
Net change in revolving line of credit	—	(115,300)	—	—	(115,300)
Proceeds from issuance of common stock	365	—	—	—	365
Purchases and retirement of common stock	(1,032)	—	—	—	(1,032)
Tax benefits from employee share-based exercises	1,430	—	—	—	1,430
Dividends paid	(8,246)	—	—	—	(8,246)
Net cash used in financing activities	(7,483)	(115,300)	—	—	(122,783)
Net change in cash and cash equivalents	—	(3,076)	9	—	(3,067)
Cash and cash equivalents at beginning of period	—	14,296	2	—	14,298
Cash and cash equivalents at end of period	$—	$11,220	$11	$—	$11,231

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2005
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

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this quarterly report. Unless otherwise indicated, the following discussion and analysis does not give effect to, nor reflect the impact of the acquisition of Royal Group Technologies Limited (“Royal Group”).

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

Acquisition of Royal Group.   On October 3, 2006, we completed the acquisition of all of the outstanding common stock of Royal Group for CAD$13.00 per share in cash (“CAD$” meaning Canadian dollars), or a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion. The acquisition was financed entirely with new debt, including $500 million in aggregate principal amount of unsecured 9.5 percent senior notes due 2014, $200 million in aggregate principal amount of unsecured 10.75 percent senior subordinated notes due 2016 and $800 million principal amount of floating interest rate term debt under our new Senior Secured Credit Facility due 2013. Royal Group, headquartered in Ontario, Canada, is a leading North American manufacturer of vinyl-based building products, including custom window profiles, decorative mouldings, siding, pipe fittings, and other home improvement products.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods ended September 30, 2006 and 2005, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Net sales	$576.3	100.0%	$525.2	100.0%	$1,746.3	100.0%	$1,754.8	100.0%
Cost of sales	513.4	89.1%	464.9	88.5%	1,511.9	86.6%	1,577.0	89.9%
Gross margin	62.9	10.9%	60.3	11.5%	234.4	13.4%	177.8	10.1%
Selling, general and administrative	18.7	3.2%	16.9	3.2%	56.1	3.2%	47.4	2.7%
Operating income	44.2	7.7%	43.4	8.3%	178.3	10.2%	130.4	7.4%
Net interest expense	2.8	0.5%	5.2	1.0%	10.6	0.6%	16.0	0.9%
Loss on foreign exchange derivative instruments	4.4	0.8%	—	—	15.9	0.9%	—	—
Provision for income taxes	14.3	2.5%	10.3	2.0%	56.1	3.2%	37.6	2.1%
Net income	$22.7	3.9%	$27.9	5.3%	$95.7	5.5%	$76.8	4.4%

The following table sets forth certain financial data by segment for the periods ended September 30, 2006 and 2005, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Net sales
Chlorovinyls	$415.4	72.1%	$388.2	73.9%	$1,321.8	75.7%	$1,167.5	66.5%
Aromatics	160.9	27.9%	137.0	26.1%	424.5	24.3%	587.3	33.5%
Total net sales	$576.3	100.0%	$525.2	100.0%	$1,746.3	100.0%	$1,754.8	100.0%
Gross margin
Chlorovinyls	$64.2	15.5%	$61.0	15.7%	$239.1	18.1%	$170.5	14.6%
Aromatics	(1.0)	(0.6)%	(0.7)	(0.5)%	(3.7)	(0.9)%	7.2	1.2%
Total Gross margin	$63.2	10.9%	$60.3	11.5%	$235.4	13.5%	$177.7	10.1%

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Net Sales.   For the three months ended September 30, 2006, net sales were $576.3 million, an increase of 10 percent compared to $525.2 million for the same quarter last year primarily as a result of a 10 percent increase in overall sales prices. Our overall average sales price increase was primarily a result of increases in the prices of vinyl resins and compounds. Our overall sales volumes were flat compared to the same period last year as increases in our caustic, phenol and acetone sales volumes more than offset a decrease in demand for our vinyl resins and compounds products.

Chlorovinyls segment net sales totaled $415.4 million for the three months ended September 30, 2006, an increase of 7 percent compared to net sales of $388.2 million for the same quarter last year. Our overall chlorovinyls sales prices increased by 5 percent from the third quarter of 2005 primarily as a result of increases in the prices of vinyl resins and vinyl compounds of 11 percent. The vinyl resins and compounds price increases reflect higher costs for the feedstock ethylene and strong demand for our vinyl resins products as the North American vinyl resins industry operating rate was about 95 percent for the third quarter of 2006. Our overall average sales volumes increased by 2 percent, primarily as a result of an increase in caustic soda sales volume of 17 percent which more than offset the decreases in sales volumes of vinyl resins of 3 percent, and vinyl compounds of 9 percent. The decreased sales volumes toward the end of the third quarter of 2006 reflected a slowdown in housing construction and also customers reducing their inventories in anticipation of price decreases in the fourth quarter of 2006.

Aromatics segment net sales were $160.9 million for the quarter ended September 30, 2006, an increase of 17 percent compared to $137.0 million for the third quarter of 2005. Our overall average selling prices increased 24 percent primarily as a result of increases in the prices of cumene of 31 percent and phenol of 26 percent. The cumene and phenol price increases reflect higher costs for feedstocks benzene and propylene. Our overall aromatics sales volumes decreased 5 percent as a result of a cumene sales volume decrease of 40 percent which more than offset increases in sales volumes of phenol of 53 percent and acetone of 39 percent. This decrease in sales volume was due primarily to decreases in our cumene export and domestic sales volumes of 68 percent and 19 percent, respectively, as a result of lower spot sales due to increased cumene capacity. The North American cumene industry-operating rate was approximately 74 percent for the third quarter of 2006, or down about 6 percent from the same quarter in 2005.

Gross Margin.   Total gross margin decreased slightly from 11.5 percent of sales for the three months ended September 30, 2005, to 10.9 percent of sales for the three months ended September 30, 2006. The slight decrease was due to higher raw material costs offsetting higher sales prices and lower natural gas prices. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices. Industry crude oil prices experienced an increase of 18 percent while natural gas prices decreased 22 percent from the third quarter of 2005 to the third quarter of 2006.

Chlorovinyls segment gross margin remained relatively flat from 15.7 percent of sales for the three months ended September 30, 2005, to 15.5 percent of sales for the three months ended September 30, 2006. Gross margin remained relatively flat as increases in the sales prices for vinyl resins and compounds products and lower natural gas prices offset higher raw materials prices and sales of lower priced inventory during the third quarter of last year when raw material prices were increasing. Our overall raw materials prices increased 9 percent compared to the third quarter of 2005, primarily due to a 14 percent increase in the price of ethylene. Our ethylene cost was unfavorably impacted from reduced supply as several ethylene crackers were down for unplanned maintenance during the third quarter of 2006.

Aromatics segment gross margin remained flat at negative 1 percent of sales for the three months ended September 30, 2005, compared to the three months ended September 30, 2006 as increases in the sales prices of aromatics products and production volumes offset higher raw materials prices. Our phenol and acetone operating rate increased from about 46 percent for the third quarter of 2005 to about 92 percent for the same period in 2006.

Impact from Hurricanes Katrina and Rita on the Third Quarter 2005.   The devastating hurricanes experienced by the U.S. gulf coast region in the last weeks of August and September of 2005 resulted in the disruption of our operations and minor property damage at our Louisiana, Mississippi, and Texas facilities. Certain of our manufacturing plants were shut down in an orderly manner just prior to the hurricanes and were down or running at reduced rates for about 12 to 15 days during the third quarter of 2005 as a result of the hurricanes. The financial impact of these events resulted in charges of approximately $13.0 million in the third quarter of 2005 involving repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricanes.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $18.7 million for the three months ended September 30, 2006, an increase of $1.8 million from $16.9 million for the three months ended September 30, 2005. This increase was largely due to an increase in share-based compensation expense of $1.3 million primarily as a result of the application of a new accounting pronouncement requiring all share-based payments to employees to be recognized in the financial statements based on their fair values, an increase in profit share incentive of $0.8 million, and an increase in the discount on sale of an interest in our trade receivables of $1.0 million due to an increase in the commercial paper rate in the three months ended September 30, 2006. The increases in selling, general and administrative expenses were partially offset by a decrease in bad debt expense of about $1.2 million. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $2.8 million for the three months ended September 30, 2006, from $5.2 million for the three months ended September 30, 2005. This decrease was attributable to lower overall debt balances during the third quarter of 2006 compared to the same quarter last year.

Loss on Foreign Exchange Derivative Instruments.   In June 2006, we entered into foreign currency forward contracts for a notional amount of CAD$1.5 billion, which have been designated as a fair value hedge to effectively hedge the entire purchase price of Royal Group, which was made in Canadian dollars. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We therefore have recorded the change in the fair value of the derivative and the hedged item to earnings. We calculate the fair value of financial instruments using quoted market prices as of September 30, 2006. During the third quarter of 2006, we recorded an additional $4.4 million of unrealized losses related to these foreign currency forward contracts, which are included in other accrued liabilities in the accompanying condensed consolidated balance sheet. These foreign currency forward contracts expire in the fourth quarter of 2006.

Provision for Income Taxes.   The provision for income taxes was $14.3 million for the three months ended September 30, 2006, compared with $10.3 million for the three months ended September 30, 2005. The increase in income taxes primarily resulted from our overall effective income tax rate increasing from 27 percent during the third quarter of last year to 39 percent for the same period in 2006 primarily due to the phase out of the extraterritorial income tax deduction and other tax law changes enacted during 2005.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

Net Sales.   For the nine months ended September 30, 2006, net sales were $1.7 billion, or flat, when compared to the same period last year as a result of a 5 percent decrease in overall sales volumes offsetting a 4 percent increase in overall sales prices. Our overall sales volume decrease is mainly attributable to the decrease in our cumene export and domestic sales volumes of 83 percent and 29 percent, respectively, as a result of lower spot sales due to increased cumene capacity coming on-line in late 2005. This decrease in sales volume was offset partially as our chloralkali plant operated at full rates during the second quarter of 2006 as compared to the second quarter of 2005, during which we had planned and unplanned outages. The overall average sales prices increase was primarily a result of increases in the prices of vinyl resins and compounds and caustic soda. Significantly increased chlorovinyls and aromatics feedstock prices enabled us to increase prices for most of our products.

Chlorovinyls segment net sales totaled $1.3 billion for the nine months ended September 30, 2006, an increase of 13 percent compared with net sales of $1.2 billion for the same period last year. Our overall average sales prices increased by 6.5 percent, primarily as a result of increases in the prices of vinyl resins of 10 percent, vinyl compounds of 13 percent, and caustic soda of 20 percent. These vinyl resin and compound price increases reflect higher costs for the feedstock ethylene. Our overall chlorovinyls sales volumes were up 6 percent as a result of operating our chloralkali plant at full rates during 2006 as compared to 2005, which included planned and unplanned outages. Our chlorovinyls operating rate increased from about 83 percent for the first nine months of 2005 to about 91 percent for the same period in 2006 reflecting last year’s planned and unplanned outages in our chloralkali plant and the hurricane-related outages during the third quarter of 2005.

Aromatics segment net sales were $424.5 million for the nine months ended September 30, 2006, a decrease of 28 percent compared to $587.3 million for the first nine months of 2005. This decrease was due to 30 percent lower sales volumes primarily reflecting decreases in cumene export and domestic sales volumes of 83 percent and 29 percent, respectively, as a result of lower spot sales due to increased cumene capacity. The North American cumene industry-operating rate was approximately 74 percent for first nine months of 2006, or down about 11 percent from the same period in 2005. The North American phenol industry-operating rate was approximately 82 percent for the first nine months of 2006, or down about 3 percent from the same period in 2005. Overall sales price increases of 4 percent were primarily the result of an increase in the price of cumene of 4 percent.

Gross Margin.   Total gross margin increased from 10 percent of sales for the nine months ended September 30, 2005, to 14 percent of sales for the nine months ended September 30, 2006. This $57.7 million increase was due to higher sales prices outpacing higher raw materials costs. In addition, our mix of volume shifted to higher margin cholorovinyls products from lower margin aromatics products. Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced increases of 26 percent and 2 percent, respectively, from the first nine months of 2005 to the first nine months of 2006.

Chlorovinyls segment gross margin increased from 15 percent of sales for the nine months ended September 30, 2005, to 18 percent of sales for the nine months ended September 30, 2006. This $68.6 million increase primarily reflects increases in sales prices for most of our chlorovinyls products and higher sales and production volumes for all of our chlorovinyls products more than offsetting increases in our raw materials and natural gas prices. Our overall raw materials and natural gas prices increased 8 percent compared to the first nine months of 2005. Our chlorovinyls operating rate increased from about 83 percent for the first nine months of 2005 to about 91 percent for the same period in 2006, primarily as a result of operating our chloralkali plant at higher rates reflecting the planned and unplanned outages during 2005.

Aromatics segment gross margin decreased from 1 percent of sales for the nine months ended September 30, 2005, to a negative 1 percent of sales for the nine months ended September 30, 2006. This $10.9 million decrease from the same nine month period last year is due primarily to the increased raw materials and energy costs and lower sales and production volumes in 2006. Overall raw materials and energy costs increased primarily as a result of increases in propylene and natural gas costs, as benzene cost remained flat year over year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $56.1 million for the nine months ended September 30, 2006, an increase of $8.7 million from the $47.4 million for the nine months ended September 30, 2005. This increase was largely due to an increase in share-based compensation expense of $6.8 million primarily as a result of the adoption of a new accounting pronouncement requiring all share-based payments to employees to be recognized in the financial statements based on their fair values and an increase in the discount on sale of an interest in our trade receivables of $2.5 million due to an increase in the commercial paper rate in the nine months ended September 30, 2006, as compared to the same period in 2005. The increases in selling, general and administrative expenses were partially offset by a decrease in legal and professional fees of $2.7 million. Chlorovinyls and aromatics segment selling, general and administrative expenses remained relatively flat compared to the same period last year.

Net Interest Expense.   Net interest expense decreased to $10.6 million for the nine months ended September 30, 2006, from $16.0 million for the nine months ended September 30, 2005. This decrease of $5.4 million was attributable to lower overall debt balances during the first nine months of 2006.

Loss on Foreign Exchange Derivative Instruments.   In June 2006, we entered into foreign currency forward contracts for a notional amount of CAD$1.5 billion, which has been designated as a fair value hedge to effectively hedge the entire purchase price of Royal Group, which was made in Canadian dollars. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We therefore have recorded the change in the fair value of the derivative and the hedged item to earnings. We calculate the fair value of financial instruments using quoted market prices as of September 30, 2006. During the first nine months of 2006, we recorded $15.9 million of unrealized losses related to these foreign currency forward contracts, which are included in other accrued liabilities in the accompanying condensed consolidated balance sheet. These foreign currency forward contracts expire in the fourth quarter of 2006.

Provision for Income Taxes.   The provision for income taxes was $56.1 million for the nine months ended September 30, 2006, compared with $37.6 million for the nine months ended September 30, 2005. The increase of $18.5 million in income taxes resulted from a $37.5 million increase in pre-tax income and an increase in the effective tax rate from 33 percent during the first nine months of 2005 to 37 percent for the same period in 2006 primarily due to the phase out of the extraterritorial income tax deduction and other tax law changes enacted during 2005.

Liquidity and Capital Resources

Our financial condition for the nine months ended September 30, 2006 continued to improve as total debt was reduced $94.3 million with cash provided from operations and by $21.0 million as a result of an increase in the interests sold in our trade receivables.

Operating Activities.   For the nine months ended September 30, 2006, we generated $167.2 million of cash flow from operating activities as compared with $51.9 million of cash provided for the nine months ended September 30, 2005. The increase in cash flow from operations of $115.3 million from the first nine months of 2005 to the first nine months of 2006 is due primarily to the following: a $79.0 million advance payment for a long-term raw materials supply contract in the first quarter of 2005, an increase of $21.0 million in 2006 and a decrease of $39 million in 2005 in the interests sold in our trade receivable related to an increase in eligible receivables under our securitization program. The increase in cash flow from operations was offset partially by the following: decreases in accounts payable of $21.0 million in 2006 and $33.9 million in 2005, an increase of $12.1 million in accounts receivable in 2006 and a decrease in accounts receivable of $50.3 million in 2005, decreases in inventories of $3.7 million in 2006 and $22.6 million in 2005. The major sources of cash flow for the first nine months of 2006 and 2005 were the following: net income of $95.7 million in 2006 and $76.8 in 2005, the $21.0 million increase in the interests sold in our trade receivables in 2006 and a $39.0 million decrease in 2005. During the first nine months of 2006, we recorded $15.9 million of unrealized losses from foreign currency forward contracts related to our hedge of the purchase price of Royal Group, which are included in other accrued liabilities in the accompanying condensed consolidated balance sheet. These foreign currency forward contracts expire in the fourth quarter of 2006.

Total working capital at September 30, 2006 was a surplus of $46.8 million versus a surplus of $62.3 million at December 31, 2005, a decrease of $15.5 million. Significant changes in our working capital as of September 30, 2006 include decreases in our prepaid expenses, reductions in inventory and accounts payable, and an increase in current liabilities for unrealized losses on foreign exchange derivatives. The decrease in our prepaid expenses was due to a fourth quarter 2005 income tax overpayment. The inventory and accounts payable decreases resulted from lower production in September of 2006 due to anticipated decreases in sales volume toward the end in the fourth quarter of 2006 due to a slowdown in housing construction and also vinyl resins and compounds customers reducing their inventories in anticipation of price decreases in the fourth quarter of 2006.

Investing Activities.   Net cash used in investing activities was $47.5 million for the nine months ended September 30, 2006, as compared to $19.0 million for the same period last year. The increase is due primarily to the vinyl resin modernization project at our Plaquemine, Louisiana facility, which we announced in the first quarter of 2006. The total modernization project cost will be about $100.0 million and is expected to increase our vinyl resin capacity by approximately 450 million pounds in early 2008.

On October 3, 2006, we completed the acquisition of Royal Group acquiring all of its outstanding common stock for CAD$13.00 per share in cash, or a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion.

Financing Activities.   Cash used in financing activities was $122.8 million for the nine months ended September 30, 2006, as compared to $44.9 million for the same period last year. The change was primarily due to reducing total debt by $115.3 million in 2006. In 2006, we reduced debt through the use of cash provided by operations of $94.3 million and by increasing the interests sold in our trade receivables by $21.0 million.

On October 3, 2006, we entered into a new credit agreement and issued $500 million of eight-year unsecured 9.5 percent notes and $200 million of ten-year subordinated 10.75 percent notes. The credit agreement includes a tranche B term loan of $800 million and a revolving credit facility of up to

$375 million. The net proceeds from these transactions were used to fund the acquisition of Royal Group, replace the prior revolving credit facility, and pay related acquisition fees and debt costs.

On September 30, 2006, our balance sheet debt consisted of a $34.0 million senior secured revolving credit facility, which matures on November 21, 2009; $100.0 million principal amount of 7.125 percent senior unsecured notes, which are due December 15, 2013; and $29.3 million in other debt. Under our revolving credit facility, we have a maximum borrowing capacity of $240.0 million. At September 30, 2006, our unused revolving credit facility totaled $198.7 million, net of outstanding letters of credit for $7.3 million and current borrowings of $34.0 million. On October 3, 2006, we paid off our revolving credit facility of $34.0 million, and therefore, we have classified this debt as current.

Under our senior credit facility and the indentures related to the 9.5 percent, 10.75 percent, and 7.125 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $11.2 million and the availability to borrow additional amounts under the revolving credit facility at September 30, 2006, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of and for the nine months ended September 30, 2006, we were in compliance with all such covenants.

We conduct our business operations through our wholly owned subsidiaries as reflected in the consolidated financial statements. As we are essentially a holding company, we must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in the senior credit facility and the indentures related to the 9.5 percent, 10.75 percent, and 7.125 percent notes limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

During the first nine months of 2006 and 2005, we paid quarterly dividends of $0.08 per share, totaling $8.2 million, for both periods.

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). Our Securitization provides one of our cheapest sources of funds and enables us to reduce our interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at September 30, 2006, and December 31, 2005, was $162.0 million and $141.0 million, respectively.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of September 30, 2006, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third party. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future payments under contractual obligations by category at September 30, 2006, were as follows:

In Millions	Total	2006	2007	2008	2009	2010	2011 and thereafter
Contractual obligations:
Long-term debt—principal	$169	$—	$—	$—	$51	$—	$118
Long-term debt—interest	61	3	10	10	10	7	21
Operating lease obligations	71	6	18	14	11	7	15
Purchase obligations	4,189	231	740	697	608	439	1,474
Asset retirement obligations	11	—	—	—	—	—	11
Foreign exchange derivative obligations	16	16	—	—	—	—	—
Other	1	1	—	—	—	—	—
Total	$4,518	$257	$768	$721	$680	$453	$1,639

Long-Term Debt.   Includes principal and interest payments based upon our interest rates as of September 30, 2006. Long-term debt obligations are listed based on when they are contractually due. Therefore the $34 million balance on our revolving credit facility is included in 2009. On October 3, 2006, we entered into a new Senior Secured Credit Facility and issued $500 million of eight-year unsecured 9.5 percent notes and $200 million of ten-year subordinated 10.75 percent notes. The Senior Secured Credit Facility includes a seven-year tranche B term loan of $800 million and five-year revolving credit facilities of up to $375 million. These obligations are not included in the table of contractual obligations above.

Operating Leases.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. We did not have any capital lease obligations as of September 30, 2006.

Purchase Obligations.   The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of September 30, 2006.

Asset Retirement Obligations.   We have acquired certain assets that are subject to certain legal obligations upon asset retirement (i.e. removal of hazardous waste, demolition, etc.). We estimate the asset retirement obligations by capitalizing the present value of such obligations based on a credit-adjusted risk-free rate, recording an equivalent liability, and depreciating the asset and accreting the liability over the estimated life of the obligation.

Foreign Exchange Derivative Obligations.   During the first nine months of 2006, we recorded $15.9 million of unrealized losses from foreign currency forward contracts related to our hedge of the purchase price of Royal Group, which are included in other accrued liabilities in the accompanying condensed consolidated balance sheet. These foreign currency forward contracts expire in the fourth quarter of 2006.

Outlook

The fourth quarter typically reflects a seasonal decrease in demand for all of our products from the third quarter. This seasonal slowdown is due to building and construction activity decreasing as a result of colder weather, plant shut downs due to the holidays and customers reducing inventories. For the fourth quarter of this year, we expect to experience a further decline in demand as the housing industry continues to soften, resulting in lower operating rates for the fourth quarter.

Since completion of the acquisition of Royal Group on October 3, 2006, we have begun to implement our transition plans to integrate the two companies as well as immediately begun to take steps to enhance Royal Group’s financial performance. We have continued to finalize divestitures previously initiated by Royal Group, with proceeds of up to $98 million expected in the fourth quarter of 2006. We previously communicated that we anticipate annual costs savings and operational efficiencies of $64 million by the end of 2007. Significant purchase accounting related to the acquisition of the Royal Group will be made in the fourth quarter as required by U.S. GAAP. This will include recording assets acquired and liabilities assumed at their fair values, such as inventory being adjusted to its estimated fair value, which will result in minimal gross margin contribution from the acquired Royal Group inventory. In addition, we expect to record and disclose significant restructuring activities during the fourth quarter of 2006, but such amounts are not yet estimatable.

Forward-Looking Statements

This Form 10-Q and other communications to stockholders may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building products industries, cost reduction strategies and their results, planned capital expenditures, planned divestitures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

•       the risk that our and Royal Group’s businesses will not be integrated successfully;

•       the risk that the cost savings and any other synergies from our acquisition of Royal Group may take longer to realize than expected or may not be fully realized;

•       disruption from our acquisition of Royal Group making it more difficult to maintain relationships with customers, employees or suppliers;

•       the outcome of the pending investigations of, and pending and threatened lawsuits against, Royal Group;

•       our ability to borrow funds under our new senior secured credit facility;

•       our high degree of leverage and significant debt service obligations;

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

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005. During the nine months ended September 30, 2006, we have had the following significant developments with respect to our exposure to market risk.

Foreign Currency Exchange Risk—The purchase price of our acquisition of the Royal Group was denominated in CAD$. For more information, see “Note 15, Subsequent Events” in the accompanying condensed consolidated financial statements. In connection with our acquisition of Royal Group, in June of 2006, we entered into foreign currency forward purchase contracts with notional amounts totaling 1.5 billion CAD$ to limit our currency exposure. We expect exchange rate fluctuations to continue to impact net income from continuing operations; however, we cannot predict the magnitude or direction of these fluctuations. A one percent fluctuation in the CAD$/U.S.$ dollar exchange rate will affect our 2006 net income by approximately $10.4 million. For a description of these contracts, see Note 9, “Derivative Instruments” in the accompanying condensed consolidated financial statements.

Interest Rate Risk—Our policy is to manage interest rates through use of a combination of fixed and floating rate debt instruments. We do not use interest rate swap agreements or any other derivatives for trading purposes. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. In August and September 2006, we entered into five variable-to-fixed interest rate swap agreements, with a total notional amount of $300 million and expiration dates in the fourth quarter of 2008 and 2009. For a description of these agreements, see Note 9, “Derivative Instruments” in the accompanying condensed consolidated financial statements.

Raw Materials and Natural Gas Price Risk—The availability and price of natural gas and our raw materials are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Our outstanding contracts are valued at fair value with the offset recorded in accumulated other comprehensive income, net of applicable income taxes, and any hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transactions affect earnings. For a description of these transactions, see Note 9, “Derivative Instruments” in the accompanying condensed consolidated financial statements.

Item 4.                        CONTROLS AND PROCEDURES

Enterprise Resource Planning System (“ERP”)

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) Information required to be disclosed is accumulated and communicated to our management group, including our principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes, including the changes for the new ERP system noted above, in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

Changes Subsequent to Fiscal Quarter End September 30, 2006

As a result of the acquisition of Royal Group on October 3, 2006, we will have significant changes to our internal controls over financial reporting during the fourth quarter of 2006. Pursuant to Section 404 of the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to evaluate our internal control over financial reporting and to provide an assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting consists of procedures designed to provide reasonable assurance that transactions are properly authorized, recorded and reported, and assets are safeguarded against unauthorized or improper use. Although Royal Group is not yet required to comply with Section 404, management of Royal Group nevertheless assessed weaknesses in its financial reporting structure as of December 31, 2005, including a lack of clearly defined policies and procedures, an accounting function that lacked clear organization and accountability, few qualified accounting professionals, insufficient review and supervision, an understaffed internal audit team whose resources have been diverted to dealing with other issues, including responding to queries related to investigations, and financial reporting systems that do not share a common platform and that require extensive manual interventions. In addition, management of Royal Group concluded that certain aspects of Royal Group’s historical disclosure controls and procedures needed improvement, including the ability to produce financial statements on a timely basis.

Royal Group was not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding effective internal control over financial reporting. We must ensure effective internal control over financial reporting for Royal Group’s operations and, in so doing, we may identify additional areas requiring improvements. To the extent that internal control weaknesses that require correction are identified, we may be required to incur expenditures or costs which, if significant, could adversely affect our operating results. We have substantial effort ahead of us to complete the improvements and required management assessment regarding Royal Group’s internal control system and financial processes, information systems, assessment of control design, remediation of the deficiencies discussed above, and any other deficiencies that may arise out of this process. We think there are numerous risks related to compliance with Section 404 with respect to Royal Group’s operations. See “Part II. Other Information—

Item 1A—Risk Factors—Risk Factors Relating to Our Acquisition of Royal Group—Our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 is dependent upon our implementation of effective internal controls for Royal Group.”

PART II. OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

We are involved in certain other legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent Forms 10-Q. During the three months ended September 30, 2006, dismissals of the claims of the two remaining worker plaintiffs in the federal lawsuit related to the September 1996 incident at our Plaquemine, Louisiana facility were upheld by a federal appellate court. We do not know whether this decision will be further appealed or not. There were no material developments in the status of the other proceedings so described.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

On October 3, 2006, we acquired Royal Group which is subject to several pending investigations and pending and threatened lawsuits, including the following.

Royal Group is currently under investigation by the Royal Canadian Mounted Police (the “RCMP”), the Ontario Securities Commission (the “OSC”) and the SEC regarding its prior public disclosures, including financial and accounting matters. The OSC is also conducting a regulatory investigation of Royal Group, principally in connection with certain related party transactions between Royal Group and Royal St. Kitts Beach Resort Limited, but also in connection with trading in Royal Group’s shares.

Royal Group and certain of its former officers and former Board members are named defendants in class actions brought by Royal Group shareholders and additional suits have been threatened. These class action complaints include allegations of non-disclosure of certain related party transactions.

In October 2005, Royal Group advised OSC staff, the RCMP and SEC staff of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC staff made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents. The shareholders in the above-mentioned class action filed an amended complaint in connection with these emails.

Further, Royal Group is the subject of a criminal investigation being conducted by the Antitrust Division of the U.S. Department of Justice (the “Department of Justice”), which focuses on alleged price fixing in the window coverings industry. Royal Group has also been contacted by counsel for a group of civil plaintiffs (direct purchasers) who have indicated their intention to commence litigation against the company pertaining to this matter.

There can be no assurance that the damages, liabilities and costs we will incur in respect of each of the foregoing investigations, lawsuits or claims will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows, on a consolidated basis with Royal Group’s, will be adversely affected in a material respect.

Item 1A.                Risk Factors

In addition to those risk factors listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 we have these following additional risk factors.

Risk Factors Relating to Our Business

Implementation of New ERP Information Systems

We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings was the implementation of phase I in the first quarter of 2006 of a new multiple phase ERP information system. Additionally, Royal Group is in the process of implementing new ERP systems. If we experience significant problems with the implementation of these systems, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP systems involves numerous risks, including:

•       difficulties in integrating the systems with our current operations;

•       potential delay in the processing of customer orders for shipment of products;

•       diversion of management’s attention away from normal daily business operations;

•       increased demand on our operations support personnel;

•       initial dependence on unfamiliar systems while training personnel in its use; and

•       increased operating expenses resulting from training, conversion and transition support activities.

Our substantial level of indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As a result of the financing transactions in connection with the acquisition of Royal Group, we have substantial indebtedness. As of October 3, 2006, we would have had approximately $1.7 billion of indebtedness outstanding and up to $249.2 million of additional borrowing capacity under our revolving credit facilities (giving effect to $75.0 million of letters of credit).

Our high level of indebtedness could have important consequences. For example, it could:

•       make it more difficult for us to satisfy our obligations on the 9.5 percent, 10.75 percent, and 7.125 percent notes;

•       make it more difficult for us to satisfy our obligations under our new Senior Secured Credit Facility, exposing us to the risk of defaulting on our secured debt, which could result in a foreclosure on our assets, which, in turn, would negatively affect our ability to operate as a going concern;

•       require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•       limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate and will operate;

•       increase our vulnerability to general adverse economic and industry conditions;

•       place us at a disadvantage compared to our competitors that have less debt;

•       expose us to fluctuations in the interest rate environment because the interest rates of our new Senior Secured Credit Facility are at variable rates; and

•       limit our ability to borrow additional funds.

We may not be able to generate sufficient cash to service our indebtedness and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

We expect to obtain the funds to pay our expenses, fund working capital and capital expenditures, and to pay the interest on our 9.5 percent, 10.75 percent, and 7.125 percent notes, our new Senior Secured Credit Facility and our other debt from our cash flow from our operations and from available borrowings under our new Senior Secured Credit Facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If we do not have sufficient funds, we may be required to refinance all or part of our debt, sell assets or borrow additional amounts. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including our new Senior Secured Credit Facility and the indentures relating to our notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the notes and limit our ability to pay principal of and interest on the notes.

Our new Senior Secured Credit Facility and the indentures for our notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions. However, despite these restrictions, we may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

The terms of our new Senior Secured Credit Facility and the indentures for our notes impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•       incur additional indebtedness;

•       incur liens;

•       make capital expenditures;

•       make investments and sell assets, including the stock of subsidiaries;

•       pay dividends and make other distributions;

•       purchase Georgia Gulf stock;

•       engage in business activities unrelated to our current business;

•       enter into transactions with affiliates; or

•       consolidate, merge or sell all or substantially all of our assets.

In addition, our new Senior Secured Credit Facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness. Also, any acceleration of indebtedness under our new Senior Secured Credit Facility will constitute a default under some of our other secured indebtedness.

Despite the limitation on our ability to incur additional indebtedness imposed by the terms of our new Senior Secured Credit Facility and our indentures for our notes, these agreements do not prohibit us from incurring substantial indebtedness in the future, and we may do so. If new debt is added to our current indebtedness levels, the risks related to our indebtedness, including the notes, could increase.

The chemical industry is cyclical and volatile, experiencing alternating periods of tight supply and overcapacity, and the building products industry is also cyclical. This cyclicality could adversely impact our capacity utilization and cause fluctuations in our results of operations.

Our historical operating results tend to reflect the cyclical and volatile nature of the chemical industry. Historically, periods of tight supply have resulted in increased prices and profit margins and have been followed by periods of substantial capacity addition, resulting in oversupply and declining prices and profit margins. A number of our chemical products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets. As a result of changes in demand for our products, our operating rates and earnings fluctuate significantly, not only from year to year but also from quarter to quarter, depending on factors such as feedstock costs, transportation costs, and supply and demand for the product produced at the facility during that period. As a result, individual facilities may operate below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. Facility shutdown and subsequent restart expenses may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets. Capacity expansions or the announcement of these expansions have generally led to a decline in the pricing of our products in the affected product line. We cannot assure that future growth in product demand will be sufficient to utilize any additional capacity.

In addition, the building products industry is cyclical and is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, which factors could negatively affect the demand for and pricing of Royal Group’s products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. Similarly, a prolonged recession affecting the residential construction industry could also adversely impact our financial performance.

Natural gas, electricity, fuel and raw materials costs, and other external factors beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause wide fluctuations in our margins.

The cost of our natural gas, electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs, and energy costs, in particular electricity and fuel, represent a component of the costs to manufacture Royal Group’s products. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, we have been unsuccessful in doing so in some circumstances in the past and there can be no assurance that we can do so in the future.

Additionally, Royal Group’s building products business is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends and consumer confidence. These factors can lower the demand for and pricing of Royal Group’s building products, which could cause our net sales and net income to decrease.

The industries in which we compete are highly competitive, with some of our competitors having greater financial and other resources than we have; competition may adversely affect our results of operations.

The commodity chemical industry is highly competitive. Many of our competitors are larger and have greater financial and other resources and less debt than us. Moreover, barriers to entry, other than capital availability, are low in most product segments of our commodity chemical business. Capacity additions or technological advances by existing or future competitors also create greater competition, particularly in pricing. We cannot provide assurance that we will have access to the financing necessary to upgrade our facilities in response to technological advances or other competitive developments.

In addition, as a result of our acquisition of Royal Group, we compete with other national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less indebtedness than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than us. Some of these competitors, particularly the foreign manufacturers who compete with Royal Group’s consumer product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of our competitors have operated in the building products industry for a long time. Our management has no experience in the manufacturing or marketing of building products and thus, may be at a competitive disadvantage. Additionally, Royal Group’s building products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood and aluminum in windows. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales. To the extent we lose customers in the renovation and remodeling markets, we must market to the new construction market, which historically has experienced more fluctuations in demand.

Extensive environmental, health and safety laws and regulations impact our operations and assets; compliance with these regulations could adversely affect our results of operations.

Our operations on and ownership of real property are subject to extensive environmental, health and safety regulation, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the U.S. As a result of our acquisition of Royal Group, we are subject to such regulations in Canada as well. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of commodity chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and must continue to incur operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws.

Also, some environmental laws, such as the federal Superfund statute, may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana and Mansfield, Massachusetts that we acquired or leased as part of the acquisition of the vinyls business of CONDEA Vista Company (“CONDEA Vista,” which is now known as Sasol North America, Inc.) and which may be designated as Superfund sites.  Any or all responsible parties, including us, may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. Although CONDEA Vista retained financial responsibility for certain environmental liabilities that relate to the facilities that we acquired from it and that arose before the closing of our acquisition of the vinyls business of CONDEA Vista in November 1999, we cannot assure you that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to fulfill its obligation regarding their environmental liabilities, then we could be held responsible. Furthermore, any environmental liabilities relating to Royal Group will not have the benefit of any third party indemnification, including liabilities resulting from Royal Group’s operations prior to our acquisition of the company.

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

Hazards associated with chemical manufacturing as well as building products manufacturing, and the related use, storage and transportation of raw materials, products and wastes may occur in our operations. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on Georgia Gulf as a whole. These hazards include:

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

These hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage, any of which could lead to claims or liability under the environmental laws. Additionally, individuals could seek damages for alleged personal injury or property damage due to exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by us. We are also subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business.

We face potential product liability claims relating to the production and manufacture of Royal Group’s products.

As a result of our acquisition of Royal Group, we are exposed to product liability risk and the risk of negative publicity if Royal Group’s products do not meet customer expectations. Although we intend to maintain insurance for products liability claims, the amount and scope of such insurance may not be adequate to cover a products liability claim that is successfully asserted against us. In addition, products liability insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain or maintain adequate insurance coverage against possible products liability claims at commercially reasonable levels, or at all.

We rely heavily on third party transportation, which subjects us to risks that we cannot control; these risks may adversely affect our operations.

We rely heavily on railroads and shipping companies to transport raw materials to the manufacturing facilities and to ship finished product to customers. These transport operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards. If we are delayed or unable to ship finished product or unable to obtain raw materials as a result of these transportation companies’ failure to operate properly, or if there were significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship our goods, which could result in an adverse effect on our revenues and costs of operations.

We rely on a limited number of outside suppliers for specified feedstocks and services.

We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers is unable to meet its obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have an adverse effect on our business and results of operations. In connection with our acquisition of the vinyls business of CONDEA Vista in 1999, we entered into agreements with CONDEA Vista to provide specified feedstocks for the Lake Charles facility. This facility is dependent upon CONDEA Vista’s infrastructure for services such as wastewater and ground water treatment, site remediation, and fire water supply. Any failure of CONDEA Vista to perform its obligations under those agreements could adversely affect the operation of the affected facilities and our results of operations. The agreements relating to these feedstocks and services had initial terms of one to ten years. Most of these agreements have been automatically renewed, but may be terminated by CONDEA Vista after specified notice periods. If we were required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery or to replace other services.

We intend to pursue the disposition of certain assets of Royal Group and may pursue asset acquisitions, dispositions and joint ventures, and other transactions that may impact our results of operations.

We intend to pursue the disposition of certain assets of Royal Group and anticipate that proceeds would be used to repay some of our indebtedness. However, we cannot assure you that we will be able to dispose of these assets at anticipated prices, or at all, or that any such sale will occur during our anticipated time frame. A failure to dispose of these assets would mean any indebtedness that could have been paid down would have to remain outstanding unless it could be repaid from funds generated from operations. In addition, we may engage in additional business combinations, purchases or sales of assets, or contractual arrangements or joint ventures. To the extent permitted under our new Senior Secured Credit Facility, our indentures and our other debt agreements, some of these transactions may be financed by additional borrowings by us. If the expected efficiencies and synergies of the transactions are not fully realized, our results of operations could be adversely affected, at least in the short term, because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Our participation in joint ventures exposes us to risks of shared control.

We own a 50 percent interest in a manufacturing joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. Additionally, our Royal Group operations have strategic joint venture arrangements with customers with respect to a number of its extrusion lines. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failure to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, the Chinese yuan and the Mexican peso. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, as a result of the acquisition of Royal Group, weaknesses in various currencies might occur in one or many of such currencies over time. We plan to use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition, we are exposed to volatility in interest rates. When appropriate, we may use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations.

We rely on a variety of intellectual property rights for our building products. Any threat to, or impairment of, these rights could cause us to incur costs to defend these rights.

As a manufacturer and marketer of branded products, in our building products, we rely on trademarks and service marks to protect our brands. We have a significant number of issued patents for its technologies. These protections may not adequately safeguard our Royal Group intellectual property and we may incur significant costs to defend these intellectual property rights, which may harm our operating results. There is a risk that third parties, including our current competitors, will claim that our Royal Group products infringe on their intellectual property rights. These third parties may bring infringement claims against us or our customers. Regardless of its merit, an infringement claim against us could require significant management time and effort, result in costly litigation or cause product shipment delays. Further, any claims may require us to enter into royalty or licensing arrangements, which may not be obtainable on terms acceptable to us.

Risk Factors Relating to Our Acquisition of Royal Group

Pending investigations of, and pending and threatened lawsuits against, Royal Group could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Royal Group is currently under investigation by the Royal Canadian Mounted Police (the “RCMP”), the Ontario Securities Commission (the “OSC”) and the SEC regarding its prior public disclosures, including financial and accounting matters. The OSC is also conducting a regulatory investigation of Royal Group, principally in connection with certain related party transactions between Royal Group and Royal St. Kitts Beach Resort Limited, but also in connection with trading in Royal Group’s shares.

Royal Group and certain of its former officers and former or current directors are named defendants in class actions brought by Royal Group shareholders and additional suits have been threatened. These class action complaints include allegations of non-disclosure of certain related party transactions.

In October 2005, Royal Group advised OSC staff, the RCMP and SEC staff of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC staff made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents. The shareholders in the above-mentioned class action filed an amended complaint in connection with these emails.

Further, Royal Group is the subject of a criminal investigation being conducted by the Antitrust Division of the U.S. Department of Justice (the “Department of Justice”), which focuses on alleged price fixing in the window coverings industry. Royal Group has also been contacted by counsel for a group of civil plaintiffs (direct purchasers) who have indicated their intention to commence litigation against the company pertaining to this matter.

There can be no assurance that the damages, liabilities and costs Royal Group will incur in respect of each of the foregoing investigations, lawsuits or claims will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows, on a consolidated basis with Royal Group’s, will be adversely affected in a material respect.

Our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 is dependent upon our implementation of effective internal controls for Royal Group.

Pursuant to Section 404 of the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to evaluate our internal control over financial reporting and to provide an assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting consists of procedures designed to provide reasonable assurance that transactions are properly authorized, recorded and reported, and assets are safeguarded against unauthorized or improper use. Although Royal

Group is not yet required to comply with Section 404, management of Royal Group nevertheless assessed weaknesses in its financial reporting structure as of December 31, 2005, including a lack of clearly defined policies and procedures, an accounting function that lacked clear organization and accountability, few qualified accounting professionals, insufficient review and supervision, an understaffed internal audit team whose resources have been diverted to dealing with other issues, including responding to queries related to investigations, and financial reporting systems that do not share a common platform and that require extensive manual interventions. In addition, management of Royal Group concluded that certain aspects of Royal Group’s historical disclosure controls and procedures needed improvement, including the ability to produce financial statements on a timely basis.

Royal Group was not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding effective internal control over financial reporting. We must ensure effective internal control over financial reporting for Royal Group’s operations and, in so doing, we may identify additional areas requiring improvements. To the extent that internal control weaknesses that require correction are identified, we may be required to incur expenditures or costs which, if significant, could adversely affect our operating results. We have substantial effort ahead of us to complete the improvements and required management assessment regarding Royal Group’s internal control system and financial processes, information systems, assessment of control design, remediation of the deficiencies discussed above, and any other deficiencies that may arise out of this process. These efforts may divert management’s attention from other business concerns, including achieving cost savings and operational efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or disclaimer by our auditors on their attestation of our internal control over financial reporting. In addition, if a material weakness were to be identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal controls over financial reporting were effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal control over financial reporting. In the event that, due to the complexity of certain internal control systems, the procedures, certification and assessment required by Section 404 of the Sarbanes-Oxley Act are not completed by the required deadline in respect of our 2007 fiscal year, or our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, our reputation, financial condition and the value of our securities could be adversely affected. Furthermore, ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We may have difficulties with our periodic reports as a result of the acquisition of Royal Group.

In its review of Royal Group’s periodic reports, the SEC raised concerns related to Royal Group’s financial statements, including, among other things, segment reporting. Specifically, the SEC challenged Royal Group’s presentation of its operations as two reportable segments and Royal Group had begun reporting its operations as seven segments. We have evaluated these segments and expect to report them differently. To the extent the SEC has concerns with our segment reporting, we will incur additional costs and diversions of staff attention away from our operations.

Further, Royal Group was late in reporting its 2005 annual and first quarter 2006 financial results. These late filings were due to, among other things, the complexity of accounting for numerous divestitures and write-downs related thereto, the segmentation of financial results, the sale process and various regulatory investigations described above. Similar events could result in delays or inability to prepare and file our reports timely with the SEC. Further, because of our ongoing evaluation of assets and potential dispositions of excess or overlapping facilities, we may have future asset impairments, which could also delay our financial reporting.

We may encounter difficulties in integrating Royal Group’s operations with our operations, which may result in our failure to realize expected cost savings and operational efficiencies and adversely affect our results of operations and cash flows.

We cannot be sure that we will be able to integrate successfully Royal Group’s and our operations without substantial costs, delays or other problems. The integration of any business we acquire, including Royal Group, may be disruptive to our business and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. Further, there is no assurance that we will be able to achieve anticipated cost savings and operational efficiencies in amounts anticipated or on our anticipated timetable. Further, management’s attention may be diverted by potential dispositions.

As part of our strategy in acquiring Royal Group, we have identified opportunities to improve profitability and reduce costs. We may not be able to fully implement our business strategies or realize, in whole or in part, the expected cost savings or operational efficiencies from these strategies when expected, or at all. Furthermore, we will incur significant one-time costs in connection with our integration of Royal Group’s operations with our existing business, including costs related to facility consolidation, headcount reduction, operational improvements, professional fees and related transactional expenses. We expect to incur one-time costs in connection with our anticipated annual cost savings and may achieve operational efficiencies.

Item 6.                        EXHIBITS

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 2, 2006	/s/ EDWARD A. SCHMITT
Edward A. Schmitt
President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2006	/s/ JAMES T. MATTHEWS
James T. Matthews
Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)