Form 10-K
period 2006-12-31
GEORGIA GULF CORP /DE/
filed 2007-04-02
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

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

Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant’s common stock on June 30, 2006 was $856,077,540.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date.

Class	Outstanding at March 27, 2007
Common Stock, $0.01 par value	34,396,410 shares

DOCUMENTS INCORPORATED BY REFERENCE

(To the Extent Indicated Herein)

Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART I

Item 1.                        BUSINESS.

General

Georgia Gulf Corporation is a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited (“Royal Group”), a leading North American manufacturer and marketer of vinyl-based building and home improvement products. Royal Group’s core businesses now consist of five product lines:  (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail and outdoor storage buildings.

The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages Georgia Gulf’s vinyl resins and vinyl compounds formulation expertise, which we have refined over the last 20 years, with Royal Group’s experience and innovative product development. We believe the acquisition will allow us to strengthen our competitive position through further penetration of Royal Group’s markets thereby increasing long-term shareholder value.

The following chart illustrates our chlorovinyls and building and home improvement products integration.

Segment Information

In connection with the acquisition of Royal Group, we reassessed how we internally report our financial information. We have identified four reportable segments through which we conduct our operating activities: chlorovinyls; window and door profiles and mouldings products; outdoor building products; and aromatics. These four segments reflect the organization used by our management for purposes of allocating resources and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, EDC, VCM and vinyl resins and compounds. Through the Royal Group acquisition, we acquired additional vinyl resin, vinyl compound and compound additives manufacturing facilities. These manufacturing operations are very similar to our legacy chlorovinyls manufacturing facilities. Therefore, we have aggregated these manufacturing operations with our chlorovinyls reportable segment. In addition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments, window and door profiles and mouldings; and outdoor building products, which includes the manufacturing of siding,  pipe and pipe fittings, deck, fence, and rail and outdoor storage products. The aromatics segment includes cumene and the co-products phenol and acetone.

Reportable Segments	Key Products
Chlorovinyls	Chlorine/Caustic Soda
VCM
Vinyl Resins
Vinyl Compounds
Compound Additives
Window and Door Profiles and Mouldings	Window and Door Profiles
Mouldings
Outdoor Building Products	Siding
Pipe and Pipe Fittings
Deck, Fence and Rail
Outdoor Storage
Aromatics	Cumene
Phenol/Acetone

For selected financial information concerning our four reportable segments and our domestic and international sales, see note 19 of the Notes to the Consolidated Financial Statements included in Item 8.

Dispositions of Assets

Since our acquisition of Royal Group, we have divested certain non-core operations and assets. In December 2006, we sold two properties in Woodbridge, Ontario. The first was a large warehouse and manufacturing facility which was also used as a distribution center. The second was a manufacturing facility that was sold in connection with the sale of the assets of an injection moulding business. We also decided to discontinue our U.S. and Canadian window coverings business. In connection with exiting this business in the U.S., in December 2006 we sold plants in Coral Springs, Florida and Houston, Texas. As part of our continuing program to exit non-core businesses, we sold Royal Group’s Polish operations in October 2006 and Royal Group’s Chinese operations in December 2006.

Subsequent to December 31, 2006, we have divested additional businesses and assets. In January 2007, we sold the operations of our captive trucking business to a large transportation services company. Following this sale the purchaser has agreed to provide us with transportation services for our building products operations. Also, in January 2007, we sold certain additional assets of our U.S. window coverings operations and in February 2007, we sold certain assets of our Canadian window coverings retail operations as well as certain assets of our Mexican window coverings operations. Also in February 2007, we sold our interest in a joint venture in Colombia. In March 2007, we sold most of the remaining Canadian and U.S. window coverings assets and sold seven of our other Canadian facilities, four of which we have agreed to leaseback on a long-term basis.

Temporary Plant Idlings

The phenol industry suffered from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol/acetone plants of our aromatics segment at lower capacity utilization rates, management temporarily idled the Pasadena, Texas phenol/acetone plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers’ needs with phenol/acetone production from our Plaquemine, Louisiana plant. We intend to restart the Pasadena, Texas phenol/acetone plant when market conditions warrant. The net book value of our idled Pasadena, Texas phenol/acetone plant equipment was approximately $1.2 million as of December 31, 2006, and is included in property, plant and equipment on our consolidated balance sheet. We estimate we will incur costs of approximately $4.0 million to restart the plant.

Products and Markets

Chlorovinyls

The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM, vinyl resins and vinyl compounds. We have leading market positions in our key chemicals products. In North America, we are the third largest producer of VCM and vinyl resins, and the largest producer of vinyl compounds. The following table shows our total annual production capacities as of December 31, 2006, in our chlorovinyls product line:

Product Line	Capacity
Vinyl Compounds	2.2 billion pounds
Vinyl Resins	3.1 billion pounds
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Compound Additives	162 million pounds

Vinyl Compounds and Compound Additives.   Vinyl compounds are formulated to provide specific end-use properties that allow them to be processed directly into finished products. We produce flexible and rigid compounds, which are used in many different applications, including wire and cable insulation and jacketing, electrical outlet boxes and pipe fittings, window and furniture profiles and food-grade and general-purpose bottles. We also supply chlorinated vinyl compounds, or CPVC, to the extrusion and injection molding markets, mainly for production of hot water pipe and pipe fittings.

We have four vinyl compound facilities as part of our legacy business located in Aberdeen, Gallman, Madison and Prairie, Mississippi. As a result of the Royal Group acquisition, we acquired vinyl compounds manufacturing facilities, in Bradford and Vaughan, Ontario and a compound additives manufacturing facility located in Vaughan, Ontario. Additionally, certain Royal Group extrusion plants contain compounding facilities. Total compound capacity added through the Royal Group acquisition is approximately 1.2 billion pounds annually. Substantially all of the vinyl compounds produced by Royal Group are used internally in Royal Group’s extrusion operations. The additives plant produces lubricants and stabilizers used in the production of compounds as well as impact modifiers and process aids, which are part of the typical compound formulations. Most additives are consumed internally.

Vinyl Resins.   Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2006, 81 percent of legacy Georgia Gulf’s vinyl resins production was sold to third parties who use our resins to formulate vinyl compounds which are then heated and shaped utilizing various extrusion, calendaring and moulding processes to create finished products. In 2006 the largest end-uses of our products were pipe and pipe fittings and home siding and windows with the remaining 19 percent of legacy vinyl resins used internally during 2006 in the manufacture of our vinyl compounds. Since the acquisition of Royal Group, this segment has included the operations of a vinyl resins plant in Sarnia, Ontario. This plant has capacity to produce about 450 million pounds of vinyl resins, all of which is consumed internally in our building and home improvement products operations.

VCM.   During 2006 we used about 99 percent of our VCM production in the manufacture of our vinyl resins in our legacy operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets. As a result of the Royal Group acquisition, we are currently purchasing VCM to support vinyl resins production at the Sarnia plant.

Chlor-alkali Products.   All of the chlorine we produce is used internally in the production of VCM. As a co-product of chlorine, caustic soda further diversifies our revenue base. We sell substantially all of our caustic soda domestically and overseas to customers in numerous industries, with the pulp and paper, chemical and alumina industries constituting our largest markets. Other markets for our caustic soda include soap and detergents and the water treatment industries.

Window and Door Profiles and Mouldings

In our window and door profiles and mouldings segment, we currently operate 21 manufacturing facilities located in Canada and the U.S. In addition we operate distribution centers, some of which are co-located with manufacturing plants, and three of which are free-standing facilities used exclusively for mouldings. The window and door profiles and mouldings segment consists of extruded vinyl window and door profiles as well as interior and exterior mouldings, in which we have leading market positions.

Window and Door Profiles.   Our window and door profiles products represent the largest portion of revenues within our building and home improvement products lines. We manufacture and extrude vinyl window profiles including frames, sashes, trim and other components, as well as vinyl patio door components and fabricated patio doors, which are sold primarily to window and door fabricators. Our sales are primarily to the custom segment of the vinyl window profile market with the profile design customized to a window fabricator’s specific requirements. Royal Group also offers a series of innovative window profile systems, which are sold to multiple fabricators. One such product is a high wind impact resistant window profile system, known as Royal Guard™, which was developed to meet the growing demand for wind impact resistant windows, particularly in southern coastal areas of the United States.

Mouldings.   We manufacture and market extruded decorative mouldings and millwork. Our decorative trim products are used for interior mouldings, such as crown, base and chair rail. For exterior mouldings, our products are used in applications such as brick mouldings, and as components used in the fabrication of doors, windows and spas. This product line includes a series of offerings, such as bendable trim and paintable/stainable trim. One of our latest offerings includes a series of trim boards, know as Royal TrimBoard®. These boards are intended as a lower maintenance alternative to wood products, in applications such as facia, soffit and window/door framing.

Outdoor Building Products

In our outdoor building products segment, our continuing operations include 14 manufacturing facilities, which produce siding, pipe and pipe fittings, deck, fence and rail and outdoor storage buildings. In addition, we operate distribution centers, some of which are co-located with manufacturing plants and 25 of which are free-standing facilities.

Siding.   In our siding business, we manufacture vinyl siding and we also offer a wide range of complementary accessories including vinyl soffit, aluminum soffit, fascia and trim and molded vent mounts and exterior shutters. We have a broad product offering of vinyl siding styles and colors. We offer

Colorscapes™, a premium vinyl siding that includes rich, dark, color-fast shades as well as Colorscapes™ WindLok™ system, which enables siding panels to withstand harsh wind conditions. In addition, we offer Royal DuraPlank™ vinyl siding that is designed to simulate the look and feel of real wood.

Pipe and Pipe Fittings.   We manufacture pipe and pipe fittings for the municipal and electrical markets, as well as pipe for plumbing applications. Our municipal pipe and pipe fittings product lines are used in potable water applications as well as for storm and sewer applications. Our plumbing lines are used in residential and industrial applications to move storm and sanitary wastewater from the building to the municipal sewer at the property line. This offering is primarily targeted at drain, waste and vent applications. Electrical, pipe, conduit and fittings are available in a wide variety of sizes and configurations, to meet the needs of both commercial and residential applications.

In recent years, Royal Group has enhanced its pipe and pipe fittings product offering with a series of new products. During 2006, Royal Group introduced a municipal pipe joint restraining system that significantly reduces labor required to restrain joints, known as Bulldog™.

Deck, Fence and Rail.   We manufacture vinyl deck, fence and rail that is used for do-it-yourself (“D-I-Y”) and professionally installed segments of the market. Products directed at the D-I-Y segment such as D-I-Y fencing are made in pre-built sections designed for quick and easy installation, and are sold through big-box home improvement retail stores. We offer many different fence styles for the professional installer. We also offer decorative columns and rail to complement our fence products. Royal Group’s deck, fence and rail product lines are positioned as a lower-maintenance alternative to conventional wood and metal products.

Outdoor Storage.   In our outdoor storage business, we manufacture vinyl buildings that are primarily used for home improvement and storage. These products are modular, easy to assemble, low-maintenance, outdoor storage building kits, with extruded, interlocking, vinyl panels being the primary component of the kits. These vinyl storage buildings are sold primarily through big-box home improvement retail stores in the United States and Canada.

Aromatics

The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone. We are the second largest worldwide producer of cumene.

The following table shows our total annual production capacities as of December 31, 2006 in our aromatics product line:

Product Line	Capacity
Phenol*	660 million pounds
Acetone*	408 million pounds
Cumene	1.8 billion pounds

*                 Capacity includes our plant in Pasadena (160 million pounds of phenol and 100 million pounds of acetone), which has been temporarily idled.

Cumene.   Cumene is used as an intermediate to make phenol and acetone. About 51 percent of our cumene was consumed internally during 2006 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

Phenol.   Our phenol is primarily sold to producers of phenolic resins and to manufacturers of engineering plastics. Phenolic resins are used as adhesives for wood products such as plywood and Oriented Strand Board, or OSB. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals. In 2006 the majority of our phenol was sold to phenolic resins manufacturers.

Acetone.   As a co-product of phenol, acetone further diversifies our revenue base. Acetone is a chemical used primarily in the production of acrylic resins, engineering plastics and industrial solvents. We sell the majority of our acetone into the acrylic resins market, where it is used in the manufacture of various plastics and coatings used for signage, automotive parts, household appliances, paints and industrial coatings. Other uses range from solvents for automotive and industrial applications to pharmaceuticals and cosmetics.

Production, Raw Materials and Facilities

Our operations are highly vertically integrated as a result of our production of some of the key raw materials and intermediates used in the manufacture of our products. Our operational integration enhances our control over production costs and capacity utilization rates, as compared to our non-integrated competitors.

Chemical Products.   In our chlorovinyls product line, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine, which is both produced internally and purchased from third parties; our legacy internal production of VCM slightly exceeds our legacy internal demand requirements. We produce vinyl resins by polymerization of VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics product line, we produce cumene utilizing benzene and propylene purchased from third parties. Cumene is then oxidized to produce cumene hydroperoxide, which is split into the co-products phenol and acetone.

The significant raw materials we purchase from third parties include ethylene, benzene, natural gas, refinery grade propylene (“propylene”), compound additives and chlorine. Since acquiring the vinyl resins plant in Sarnia, we now also purchase VCM. The majority of our purchases of ethylene and chlorine are made under long-term supply agreements, and we purchase natural gas, benzene and propylene in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

Plaquemine, Louisiana Facilities.   Our operations at these facilities include the production of chlorine, caustic soda, VCM, vinyl resins, phenol and acetone. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years from which we supply our salt brine requirements. We use all of our chlorine production in the manufacture of VCM at this facility and we sell substantially all of our caustic soda production externally. All of the ethylene requirements for our VCM production are supplied by pipeline. Most of our Plaquemine VCM production is consumed on-site in our vinyl resins production or shipped to our other vinyl resins facilities with the remainder sold to third parties. We manufacture a significant portion of our vinyl resins production at this facility. As part of a modernization project at this facility, we are increasing our vinyl resins production capacity by as much as 450 million pounds annually beginning in early 2008. See “Management’s Discussion and Analysis of Financial Condition and Results

of Operations—Liquidity and Capital Resources.”  Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges.

Our 250-megawatt cogeneration facility supplies all of the electricity and steam needs at our Plaquemine facilities. We also own an on-site air separation unit operated by a third party that provides all of the Plaquemine facility’s nitrogen and oxygen gas requirements.

Lake Charles, Louisiana Facilities.   We produce VCM at our Lake Charles, Louisiana facility and through our manufacturing joint venture, PHH Monomers, LLC, which is located in close proximity to our Lake Charles VCM facility. PHH Monomers is a joint venture with PPG Industries, Inc. that entitles us to 50 percent of the VCM production. Virtually all of the chlorine and ethylene needs of our Lake Charles VCM facility and PHH Monomers facility are supplied by pipeline. VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma vinyl resins facilities. On occasion, a small portion of VCM produced at the Lake Charles facilities is sold to third parties.

Aberdeen, Mississippi, Oklahoma City, Oklahoma, and Sarnia, Ontario Facilities.   We produce vinyl resins at our Aberdeen, Mississippi and Oklahoma City, Oklahoma facilities from VCM supplied by railcar from our various VCM facilities. In addition, the Aberdeen facility produces plasticizers, which are consumed internally for flexible vinyl compound production. We produce vinyl resins at our Sarnia, Ontario facility from purchased VCM supplied by railcar.

Vinyl Compounds Facilities.   We operate compound facilities in Aberdeen, Gallman, Madison and Prairie, Mississippi and Bradford and Vaughan, Ontario. We also produce vinyl compounds in certain of our extrusion plants. All of these vinyl compound facilities are supplied from our vinyl resins facilities by railcar, truck or in the case of Aberdeen, pipeline. Additionally, we produce some of our compound additives and purchase the remainder from various sources at market prices.

Pasadena, Texas Facilities.   At our Pasadena, Texas facilities we have the capability to produce cumene, phenol and acetone. We produce cumene utilizing purchased benzene and propylene. Our cumene facility is integrated by pipeline with our phenol and acetone facility at Pasadena. Currently, due to the temporary idling of phenol and acetone production at Pasadena (discussed above), all of the cumene production at this facility is either shipped to the Plaquemine phenol and acetone facility or sold to third parties. We purchase propylene and benzene at market prices from various suppliers delivered by multiple transportation modes to our cumene facility. A portion of the benzene is supplied under contracts at market prices, and the propylene is provided from numerous refineries at market prices. Based on current industry capacity, we believe we have adequate access to benzene and propylene under normal conditions.

Building and Home Improvement Products.   In our building and home improvement product lines, we produce vinyl window and door profiles, mouldings, siding, pipe and pipe fittings and outdoor products. The principal raw material we use in production is vinyl resin, which is blended with other compound additives to form vinyl compounds, which are then extruded. We believe chlorovinyls segment internal production of vinyl resins, compounds and most compound additives assures quality and facilitates efficient production. Additives assist in processing vinyl resins efficiently and can be used to make the resulting product flexible or rigid, to add color or texture or other desired properties. For example, UV inhibitors may be added to protect an exterior product from sun damage, which could cause fading.

Extrusion is a process by which vinyl compounds are heated until they melt and then forced through a uniquely shaped opening, referred to as a die, to form various shapes and thicknesses. For example, when producing decking, a slip resistant design may be etched onto the planks. Variations in extrusion are used to give products other desired qualities. For example, in producing mouldings, we use cellular extrusion, which involves the process of encapsulating air bubbles in the vinyl extrusion, which reduces weight and cost. As the extruded product leaves the die, it is immediately cooled resulting in resolidification of the vinyl into a product matching the die pattern. Cooling is accomplished by using water and/or air.

We also produce pipe fittings through injection molding. These products are produced by heating vinyl compounds until they melt and then injecting them under pressure into a hollow mold to create three dimensional parts.

Facilities.   We operate numerous manufacturing facilities in Canada and the U.S. to produce our building and home improvement products. Vinyl resins and vinyl compounds as well as compound additives from the plants operated by our chlorovinyls segment are supplied to our facilities by truck or rail. We also purchase additional additives from various sources at market prices. The other principal costs to produce these products is electricity to power our facilities.

Operation of numerous manufacturing facilities located strategically near customers, such as is the case in our window and door profiles, facilitates marketing and customer support and also minimizes transportation costs. Transportation costs limit sales of pipe from our facilities. Because our pipe plants are located in Ontario and British Columbia, sales of our pipe are concentrated within the northeastern and northwestern portions of Canada and the U.S. Our products are delivered primarily by truck.

Seasonality

Operating income for all four of our reportable segments is affected by the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months. Therefore, our second and third quarter operating income is typically the strongest. Our first and fourth quarter operating income usually reflects a decrease in construction activity due to colder weather and holidays.

Inventory Practices and Product Returns

In our chlorovinyls business, by the nature of our products, we do not maintain significant inventories and product returns are insignificant.

As is typical for the industry, in our home improvement and building products business, we maintain stocks of inventories in most of our product lines. We generally build additional inventory in advance of the peak construction season to assure product availability.

Generally, our home improvement and building products may be returned only if defective, other than pipe and pipe fittings products, which generally may be returned as long as such products are in resalable condition. However, in certain circumstances, we may allow the return of products as a customer accommodation, such as in the case of a change in product lines, in which case we generally receive a restocking fee.

Sales and Marketing

No single customer accounted for more than 10 percent of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004. In addition to our domestic sales, we export some of our products.

Chemical Products.   Our sales and marketing program is aimed at supporting our existing customers and expanding and diversifying our customer base. In our chemicals business, we have a dedicated sales force organized by product line and region. In addition, we use distributors to market products to smaller customers. We have a product development and technical service staff that primarily supports our vinyl resins and vinyl compounds businesses. This staff works closely with customers to qualify existing Georgia Gulf products for use by our customers.

Building and Home Improvement Products.   In our building products business, sales and marketing activities vary by product line and distribution channel. Our window and door profiles are primarily sold by our dedicated sales force and supported by marketing support activities that may include brochure development for window fabricators, technical advisory and design services for fabricators and advertising directed at installers suggesting that they look for windows fabricated with Royal Group profiles. Our mouldings products are distributed primarily by our dedicated sales force to independent dealers, fabricators, distributors and home centers, who resell the products directly to builders, installers or homeowners. The majority of our vinyl siding and accessories sales are in the United States, where products are distributed through independent building product distributors, who are solicited primarily by Royal Group’s dedicated sales force. In Canada, vinyl siding and accessories are distributed through company-owned as well as independent building product distributors. These distributors generally sell to professional building product installers in the United States and Canada. Sales of pipe and pipe fittings are supported by solicitations by our employees of distributors (direct customers) as well as solicitations intended to encourage purchases from those distributors by end users. The majority of pipe and pipe fitting sales occur in Canada, where products are sold nationally through pipe distributors to contractors. In the United States, we sell our pipe fittings nationally but sell our pipe only in the Northeast and Northwest due to close proximity to Canadian manufacturing plants and higher costs associated with shipping to other regions. Deck, fence and rail products are sold through retail home improvement stores, and are also sold to professionals through distributors. The sales force for these products is primarily company employees. Recently, we moved sales of outdoor storage buildings to the moulding sales force to leverage their significant experience with our retail home improvement customers. Royal Group engages in advertising programs primarily directed at trade professionals that are intended to develop awareness and interest in its products. In addition, Royal Group displays its products at a series of national and regional trade shows.

We believe significant cross-marketing opportunities exist between our building and home improvement product lines. To capitalize on this opportunity, the name Royal Group Technologies Limited was changed to Royal Group, Inc. on February 5, 2007. We intend to use the simplified name to enhance brand awareness. In addition, we are adding the tag line, “Great Ideas Taking Shape”™ to marketing materials, to emphasize Royal Group’s goal of creating, manufacturing and marketing innovative building and home improvement products.

Competition

We experience competition from numerous manufacturers in our chlorovinyls and aromatics businesses and our building and home improvement products businesses. Some of our competitors have substantially greater financial resources and are more highly diversified than us. We compete on a variety of factors including price, product quality, delivery and technical service.

In our chemicals business, we face competition from numerous manufacturers of chemicals and vinyl resins and compounds. In our building and home improvement products business, we face competition for each of our products from other manufacturers of vinyl products as well as numerous manufacturers of traditional materials. We believe that our vinyl building and home improvement products are preferred by builders and homeowners because of their durability and ease of installation and maintenance as compared to traditional building materials. In the window and door profile market, we face competition from manufacturers of wood, aluminum and fiberglass products. In the siding market, we face competition from manufacturers of cement, brick, wood, stucco, stone, concrete and aluminum products. We face competition from manufacturers of wood and aluminum products in the outdoor storage market and manufacturers of concrete and metal products in the pipe and pipe fittings market. Similarly, we face competition from manufacturers of composite materials, wood and metal products in the deck, fence and rail markets. Over the past several years, the vinyl building products industry has been intensifying, with growth rates subsiding in recent years in certain market sectors such as vinyl siding and vinyl window profiles. In addition, competition for certain price-sensitive products from countries such as China is increasing.

In all businesses, we believe that we are well-positioned to compete as a result of integrated product lines and the operational efficiency of our plants and, in the case of our chemical plants, the location of our facilities near major water and/or rail transportation terminals. We also believe that for many of our extruded products, our ability to produce our dies internally is a competitive advantage over producers who must rely on third parties. For example, we believe our ability to produce our own dies generally results in our responding more quickly and efficiently to the customer.

Environmental Regulation

Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency (“USEPA”) and comparable state agencies and Canadian federal and provincial agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

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

Subsequent to the close of the fourth quarter of 2006, we voluntarily disclosed possible noncompliance with certain provisions of the Toxic Substances Control Act (TSCA) to USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we believe our voluntary disclosures will qualify us for substantially reduced penalties. In any event, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

Although we are not aware of any significant environmental liabilities associated with Royal Group, should any arise,  we would have no third party indemnities for environmental liabilities including liabilities resulting from Royal Group’s operations prior to our acquisition of the company.

Employees

As of December 31, 2006, Georgia Gulf had 6,654 full-time employees. We employ approximately 720 employees under collective bargaining agreements that expire at various times from 2007 through 2012. We believe our relationships with our employees are good.

On October 3, 2006, Royal Group employed 7,098 people in its operations located throughout North America and abroad. As of December 31, 2006, 5,617 people were employed by Royal Group, representing a 1,481-person reduction in its workforce since the acquisition of Royal Group by Georgia Gulf, with about 990 attributable to divestitures and about 490 representing headcount reductions.

Available Information

We make available free of charge on our website at http://www.ggc.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

Item 1A.                RISK FACTORS.

Risk Factors

Our business and financial results and condition may be adversely affected by risk factors described below, as well as the other risks discussed in this Form 10-K.

Our substantial level of indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

As a result of the financing transactions in connection with the acquisition of Royal Group, we have substantial indebtedness. At December 31, 2006, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and net of outstanding letters of credit for $99.7 million and current borrowings of $25.9 million resulting in availability under the revolving credit facility of $249.4 million. Our high level of indebtedness could have important consequences. For example, it could:

•       make it more difficult for us to satisfy our obligations on the 9.5 percent, 10.75 percent, and 7.125 percent notes;

•       make it more difficult for us to satisfy our obligations under our senior secured credit facility, exposing us to the risk of defaulting on our secured debt, which could result in a foreclosure on our assets, which, in turn, would negatively affect our ability to operate as a going concern;

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

•       expose us to fluctuations in the interest rate environment because the interest rates of our  senior secured credit facility are at variable rates; and

•       limit our ability to borrow additional funds.

We may not be able to generate sufficient cash to service our indebtedness and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

We expect to obtain the funds to pay our expenses, fund working capital and capital expenditures, and to pay the interest on our 9.5 percent, 10.75 percent, and 7.125 percent notes, our senior secured credit facility and our other debt from our cash flow from our operations and from available borrowings under our senior secured credit facility and from sales of assets. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If we do not have sufficient funds, we may be required to refinance all or part of our debt, sell assets or borrow additional amounts. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures relating to our notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the notes and limit our ability to pay principal of and interest on the notes.

Our senior secured credit facility and the indentures for our notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions. However, despite these restrictions, we may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

The terms of our senior secured credit facility and the indentures for our notes impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

In addition, our senior secured credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. We sought and obtained a waiver due to our failure to meet the required interest coverage ratio at December 31, 2006. There can be no assurance that we will not breach these covenants in the future resulting in a default. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness. Also, any acceleration of indebtedness under our senior secured credit facility will constitute a default under some of our other secured indebtedness.

Despite the limitation on our ability to incur additional indebtedness imposed by the terms of our senior secured credit facility and our indentures for our notes, these agreements do not prohibit us from incurring substantial indebtedness in the future, and we may do so. If new debt is added to our current indebtedness levels, the risks related to our indebtedness, including the notes, could increase.

The chemical industry is cyclical and volatile, experiencing alternating periods of tight supply and overcapacity, and the building products industry is also cyclical. This cyclicality could adversely impact our capacity utilization and cause fluctuations in our results of operations.

Our historical operating results for our chemical businesses have tended to reflect the cyclical and volatile nature of the chemical industry. Historically, periods of tight supply have resulted in increased prices and profit margins and have been followed by periods of substantial capacity addition, resulting in oversupply and declining prices and profit margins. A number of our chemical products are highly dependent on markets that are particularly cyclical, such as the construction, paper and pulp, and automotive markets. As a result of changes in demand for our products, our operating rates and earnings fluctuate significantly, not only from year to year but also from quarter to quarter, depending on factors such as feedstock costs, transportation costs, and supply and demand for the product produced at the facility during that period. As a result, individual facilities may operate below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. Facility shutdown and subsequent restart expenses may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets. Capacity expansions or the announcement of these expansions have generally led to a decline in the pricing of our chemical products in the affected product line. We cannot assure that future growth in product demand will be sufficient to utilize any additional capacity.

In addition, the building products industry is cyclical and is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, which factors could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. Similarly, a prolonged recession affecting the residential construction industry could also adversely impact our financial performance.

Natural gas, electricity, fuel and raw materials costs, and other external factors beyond our control, as well as downturns in the home repair and remodeling and new home sectors of the economy, can cause wide fluctuations in our margins.

The cost of our natural gas, electricity, fuel and raw materials, and other costs, may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs, and energy costs, in particular electricity and fuel, represent a component of the costs to manufacture building products. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of major capacity additions or significant facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances, and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, we have been unsuccessful in doing so in some circumstances in the past and there can be no assurance that we can do so in the future.

Additionally, our building products business is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends and consumer confidence. These factors can lower the demand for and pricing of our building products, which could cause our net sales and net income to decrease.

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

In addition, as a result of our acquisition of Royal Group, we compete with other national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less indebtedness than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than us. Some of these competitors, who compete with our building product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of our competitors have operated in the building products industry for a long time. Our management has limited experience in the manufacturing or marketing of building products and thus, may be at a competitive disadvantage. Additionally, our building products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood and aluminum in windows. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales. To the extent we lose customers in the renovation and remodeling markets, we must market to the new construction market, which historically has experienced more fluctuations in demand.

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

Also, some environmental laws, such as the federal Superfund statute, may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana that we acquired as part of the acquisition of the vinyls business of CONDEA Vista Company (“CONDEA Vista,” which is now known as Sasol North America, Inc.) and which may be designated as Superfund sites. Although CONDEA Vista retained financial responsibility for certain environmental liabilities that relate to the facilities that we acquired from it and that arose before the closing of our acquisition of the vinyls business of CONDEA Vista in November 1999, we cannot assure you that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to fulfill its obligation regarding their environmental liabilities, then we could be held responsible. Furthermore, any environmental liabilities relating to Royal Group will not have the benefit of any third party indemnification, including liabilities resulting from Royal Group’s operations prior to our acquisition of the company.

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

We face potential product liability claims relating to the production and manufacture of building products.

As a result of our acquisition of Royal Group, we are exposed to product liability risk and the risk of negative publicity if our building products do not meet customer expectations. Although we intend to maintain insurance for products liability claims, the amount and scope of such insurance may not be adequate to cover a products liability claim that is successfully asserted against us. In addition, products liability insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain or maintain adequate insurance coverage against possible products liability claims at commercially reasonable levels, or at all.

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

Implementation of New ERP Information Systems

We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings was the implementation of phase I in the first quarter of 2006 of a new multiple phase ERP information system. Additionally, when acquired, Royal Group was in the process of implementing new ERP systems. If we experience significant problems with the implementation of these systems, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP systems involves numerous risks, including:

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

We continue to pursue the disposition of certain assets of Royal Group and may pursue asset acquisitions, dispositions and joint ventures, and other transactions that may impact our results of operations.

We intend to continue to pursue the disposition of certain assets of Royal Group and anticipate that proceeds would be used to repay some of our indebtedness. However, we cannot assure you that we will be able to dispose of these assets at anticipated prices, or at all, or that any such sale will occur during our anticipated time frame. A failure to dispose of these assets would mean any indebtedness that could have been paid down would have to remain outstanding unless it could be repaid from funds generated from operations. In addition, we may engage in additional business combinations, purchases or sales of assets, or contractual arrangements or joint ventures. To the extent permitted under our senior secured credit facility, our indentures and our other debt agreements, some of these transactions may be financed by additional borrowings by us. If the expected efficiencies and synergies of the transactions are not fully realized, our results of operations could be adversely affected, at least in the short term, because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

Our participation in joint ventures exposes us to risks of shared control.

We own a 50 percent interest in a manufacturing joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. Additionally, our window and door profiles operations have strategic joint venture arrangements with several customers with respect to a number of extrusion lines. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failure to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, principally the Canadian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, as a result of the acquisition of Royal Group, weaknesses in various currencies might occur in one or many of such currencies over time. We plan to use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

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

As a manufacturer and marketer of branded products, in our building products, we rely on trademarks and service marks to protect our brands. We have a significant number of issued patents for our technologies. These protections may not adequately safeguard our intellectual property and we may incur significant costs to defend these intellectual property rights, which may harm our operating results. There is a risk that third parties, including our current competitors, will claim that our products infringe on their intellectual property rights. These third parties may bring infringement claims against us or our customers. Regardless of its merit, an infringement claim against us could require significant management time and effort, result in costly litigation or cause product shipment delays. Further, any claims may require us to enter into royalty or licensing arrangements, which may not be obtainable on terms acceptable to us.

Pending investigations of, and pending and threatened lawsuits against, Royal Group could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Royal Group is currently under investigation by the Royal Canadian Mounted Police (the “RCMP”), the Ontario Securities Commission (the “OSC”) and the SEC regarding its prior public disclosures, including financial and accounting matters. The OSC is also conducting a regulatory investigation of Royal Group, principally in connection with certain related party transactions.

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

Damages, liabilities and costs Royal Group will incur in respect of each of the foregoing investigations, lawsuits or claims may exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows, on a consolidated basis with Royal Group’s, will be materially adversely affected.

Our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 is dependent upon our implementation of effective internal controls for Royal Group.

Pursuant to Section 404 of the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to evaluate our internal control over financial reporting and to provide an assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting consists of procedures designed to provide reasonable assurance that transactions are properly authorized, recorded and reported, and assets are safeguarded against unauthorized or improper use. Although Royal Group is not yet required to be a part of our assessment and reporting of the effectiveness of our internal control over financial reporting, management has assessed significant deficiencies in its financial reporting structure as of December 31, 2006, including an accounting function that lacks clear organization and accountability, insufficient qualified accounting professionals, insufficient review and supervision, and financial reporting systems that do not share a common platform and that require extensive manual interventions. In addition, management concluded that certain aspects of Royal Group’s historical disclosure controls and procedures need improvement, including the ability to produce financial statements on a timely basis.

We must ensure effective internal control over financial reporting for Royal Group’s operations and, in so doing, we may identify additional areas requiring improvements. As the aforementioned control issues are remedied or to the extent that internal control weaknesses that require remediation are identified, we may be required to incur expenditures or costs that, if significant, could adversely affect our operating results. We have substantial effort ahead of us to complete the improvements and required management assessment regarding Royal Group’s internal control system and financial processes, information systems, assessment of control design, remediation of the deficiencies discussed above, and any other deficiencies that may arise out of this process. These efforts may divert management’s attention from other business concerns, including achieving cost savings and operational efficiencies, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will be able to complete the required management assessment by our reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or disclaimer by our auditors on their attestation of our internal control over financial reporting. In addition, if a material weakness were to be identified with respect to our internal control over financial reporting, we would not be able to conclude that our internal controls over financial reporting were effective, which could result in the inability of our external auditors to deliver an unqualified report, or any report, on our internal control over financial reporting. In the event that, due to the complexity of certain internal control systems, the procedures, certification and assessment required by Section 404 of the Sarbanes-Oxley Act are not completed by the required deadline in respect of our 2007 fiscal year, or our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, our reputation, financial condition and the value of our securities could be adversely affected. Furthermore, ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We may have difficulties with our periodic reports as a result of the acquisition of Royal Group.

Royal Group was late in reporting its 2005 annual and first quarter 2006 financial results. These late filings were due to, among other things, the complexity of accounting for numerous divestitures and write-downs related thereto, the segmentation of financial results, the sale process and various regulatory investigations described above. Similar events could result in delays or inability to prepare and file our reports timely with the SEC. Further, because of our ongoing evaluation of assets and potential dispositions of excess or redundant facilities, we may have future asset impairments, which could also delay our financial reporting. This was further demonstrated by our having to file an extension under Rule 12b-25 for this annual report on Form 10-K and missing that extended filing deadline.

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

As part of our strategy in acquiring Royal Group, we have identified opportunities to improve profitability and reduce costs. We may not be able to fully implement our business strategies or realize, in whole or in part, the expected cost savings or operational efficiencies from these strategies when expected, or at all. Furthermore, we may continue to incur significant one-time costs in connection with our integration of Royal Group’s operations with our existing business, including costs related to facility consolidation, headcount reduction, operational improvements, professional fees and related transactional expenses. We expect to incur one-time costs in connection with our anticipated annual cost savings and may achieve operational efficiencies.

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

Chemical Production

The following table sets forth the location of each chemical manufacturing facility we own, the products manufactured at each facility and the approximate production capacity of each, assuming normal plant operations, as of December 31, 2006.

	Location	Products	Annual Capacity
Chlorovinyls	Plaquemine, LA	Chlorine	450 thousand tons
	Plaquemine, LA	Caustic Soda	500 thousand tons
	Plaquemine, LA	VCM	1.6 billion pounds
	Lake Charles, LA (two locations)	VCM	1.5 billion pounds (1)
	Plaquemine, LA	Vinyl Resins	1.2 billion pounds
	Aberdeen, MS	Vinyl Resins	1.0 billion pounds
	Oklahoma City, OK	Vinyl Resins	500 million pounds
	Sarnia, ON	Vinyl Resins	450 million pounds
	Aberdeen, MS	Vinyl Compounds	135 million pounds
	Gallman, MS	Vinyl Compounds	500 million pounds
	Madison, MS	Vinyl Compounds	230 million pounds
	Prairie, MS	Vinyl Compounds	95 million pounds
	Bradford, ON	Vinyl Compounds	129 million pounds
	Vaughan, ON	Vinyl Compounds	300 million pounds
	Woodbridge, ON	Recycled Compounds	70 million pounds
	Bradford, ON	Compound Additives	140 million pounds
	Aberdeen, MS	Plasticizers	22 million pounds
Aromatics
	Pasadena, TX	Cumene	1.8 billion pounds
	Plaquemine, LA	Phenol	500 million pounds
	Pasadena, TX	Phenol	160 million pounds (2)
	Plaquemine, LA	Acetone	308 million pounds
	Pasadena, TX	Acetone	100 million pounds (2)

(1)          Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers’ 1.15 billion pounds of total VCM capacity.

(2)          This phenol/acetone plant is temporarily idled. See Item 1. Business.

As a result of the Royal Group acquisition, we acquired 1.2 billion pounds of vinyl compounds capacity. Included in this capacity are two standalone plants in Bradford and Vaughan, Ontario (see capacities above) as well as 70 million pounds of recycled compounds capacity. The remaining vinyl compounds capacity, an aggregate of 741 million pounds on an annual basis, is operated in conjunction with Royal Group extrusion facilities.

Our chemical manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, our chemical operations have a fleet of about 4,082 railcars of which about 593 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $18.3 million for 2006,  $17.9 million for 2005, and $17.4 million for 2004.

Home Improvement and Buildings Products

The following table sets forth the location of each home improvement and building products manufacturing facility we own or lease and the principal products manufactured at each facility as of December 31, 2006.

	Principal Products	Location
Window and Door Profiles and Mouldings Products	Window and Door Profiles and Mouldings Products and Other Custom Extrusion	Woodbridge, ON (7 plants) Laval, PQ (3 plants—2 leased) St. Laurent, PQ St. Hubert, PQ Boucherville, PQ* McCarren, NV Delmont, PA Everett, WA Winnipeg, MA
	Cellular Vinyl Profiles, Trims and Mouldings	Marion, VA (2 plants) Bristol, TN Waco, TX* Woodbridge, ON*
Outdoor Building Products	Vinyl Siding	Woodbridge, ON Newbern, TN*
	Aluminum Siding Accessories	Concord, ON Ste. Foy, PQ*
	Pipe and Pipe Fittings	Shelby Township, MI Surrey, BC* Woodbridge, ON (4 plants) (1) Abbotsford, BC
	Deck, Fence and Rail and Outdoor Storage	Woodbridge, ON (2 plants)* Milford, IN
	Royal Building Systems (2)	Woodbridge, ON Mexico Colombia

*Leased        facility.

(1)          One of these plants has ceased operations since December 31, 2006.

(2)          All of these plants have ceased operations since December 31, 2006.

Certain of the above facilities are also used as distribution centers. In addition, we operate a number of distribution locations, most of which are leased, to serve our home improvement building products customers, primarily in Canada, which represented a total of about 740,000 square feet as at December 31, 2006.

Other

We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States and also one storage terminal in the Netherlands.

Substantially all of our facilities are pledged as security under our senior secured credit facility.

Item 3.                        LEGAL PROCEEDINGS.

In October 2004 the United States Environmental Protection Agency (“USEPA”) notified us that we have been identified as a PRP for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency’s willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

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

On October 3, 2006, we acquired Royal Group, which is subject to several pending investigations and pending and threatened lawsuits, including the following:

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

In October 2005, Royal Group advised the OSC staff, the RCMP and the SEC staff of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC staff made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

Royal Group and certain of its former officers and former Board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York (instituted in December 2004) and the Ontario Superior Court of Justice (instituted February 24, 2006) brought by Royal Group shareholders and additional suits have been threatened. These cases have been consolidated as In re Royal Group Technologies Securities Litigation. These class actions include allegations of non-disclosure of certain related party transactions and were amended in connection with the matters described in the preceding paragraph.

Royal Group has entered into a stipulation and agreement of settlement with the lead and representative plaintiffs in the consolidated cases after a mediation process among the parties. It is a condition to the settlement that the U.S. and Canadian actions be settled contemporaneously. Under the terms of the global settlement, subject to the approval of both the U.S. and Canadian courts, Royal Group will make a payment of C$9 million in cash (or U.S. dollars of $7.7 million based on the exchange rate as of December 31, 2006), which will be paid into escrow within 5 business days of the execution of the stipulation and agreement. The settlement remains conditioned, among other things, on receipt of all required court approvals. Although the settlement agreement has been entered into among the parties, there can be no assurance at this time that all conditions to the agreement will be satisfied. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

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

There can be no assurance that the damages, liabilities and costs we will incur in respect of each of the foregoing investigations, lawsuits or claims related to Royal Group will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows may be adversely affected in a material respect.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. Except as noted above, there are no material legal proceedings pending or known to be contemplated to which the company is party or to which any of its property is subject.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Georgia Gulf Corporation’s common stock is listed on the New York Stock Exchange under the symbol “GGC.”  At March 27, 2007, there were 530 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf’s common stock for the periods indicated.

	High	Low	Close	Dividends
2006
First quarter	$34.65	$25.95	$25.99	$0.08
Second quarter	32.88	22.00	25.02	0.08
Third quarter	30.05	22.40	27.42	0.08
Fourth quarter	28.65	18.36	19.31	0.08
2005
First quarter	$55.90	$45.74	$45.98	$0.08
Second quarter	47.18	29.47	31.05	0.08
Third quarter	36.31	22.81	24.08	0.08
Fourth quarter	31.50	21.40	30.42	0.08

We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior credit facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

PERFORMANCE GRAPH

This graph below is a comparison of the five-year cumulative total return for us, Standard & Poor’s Smallcap 600 Index and Standard & Poor’s Chemical Smallcap Index. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock.

Pursuant to SEC rules, the foregoing “Performance Graph” section of this Annual Report on Form 10-K is not deemed “filed” with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.                        SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

In Thousands, Except Per Share Data,	Year Ended December 31,
Percentages and Employees	2006*	2005	2004	2003	2002
Results of Operations:
Net sales	$2,427,843	$2,273,719	$2,206,239	$1,444,483	$1,230,751
Cost of sales	2,152,571	2,049,510	1,955,095	1,319,094	1,086,746
Selling, general and administrative expenses	119,151	61,444	60,721	55,691	45,685
Operating income	156,121	162,765	190,423	69,698	98,320
Interest expense	(51,648)	(20,527)	(23,778)	(38,195)	(49,739)
Loss on foreign exchange derivative instruments and other	(21,543)	—	—	—	—
Cost related to retirement of debt	—	—	—	(13,816)	—
Interest income	369	120	115	53	160
Income from continuing operations before taxes	83,299	142,358	166,760	17,740	48,741
Provision for income taxes (1)	31,497	46,855	60,868	5,245	17,546
Income from continuing operations	$51,802	$95,503	$105,892	$12,495	$31,195
Loss from discontinued operations, net of tax	(3,263)	—	—	—	—
Net income	$48,539	$95,503	$105,892	$12,495	$31,195
Basic earnings (loss) per share:
Income from continuing operations	$1.52	$2.82	$3.21	$0.39	$0.98
Loss from discontinued operations	(0.10)	—	—	—	—
Net income	$1.42	$2.82	$3.21	$0.39	$0.98
Diluted earnings (loss) per share:
Income from continuing operations	$1.51	$2.79	$3.17	$0.38	$0.97
Loss from discontinued operations	(0.10)	—	—	—	—
Net income	$1.41	$2.79	$3.17	$0.38	$0.97
Dividends per common share	0.32	0.32	0.32	0.32	0.32
Financial Highlights:
Working capital	$202,955	$62,330	$(69,358)	$65,742	$57,996
Property, plant and equipment, net	1,023,004	401,412	425,734	460,808	493,494
Total assets	2,458,227	1,000,953	963,830	856,785	875,559
Total debt	1,498,134	278,639	318,483	427,872	476,986
Asset securitization	128,000	141,000	165,000	100,000	75,000
Net cash provided by operating activities	250,577	71,145	135,967	85,077	168,246
Depreciation and amortization	85,019	63,101	64,554	63,932	68,068
Capital expenditures	90,770	32,044	23,441	24,046	17,471
Maintenance expenditures	80,464	79,584	79,750	67,131	64,049
Other Selected Data:
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (2)	$215,272	$224,469	$252,398	$130,534	$162,971
Weighted average shares outstanding—basic	34,093	33,867	32,965	32,267	31,988
Weighted average shares outstanding—diluted	34,386	34,193	33,439	32,502	32,193
Common shares outstanding	34,390	34,238	33,925	32,736	32,319
Return on sales	2.0%	4.2%	4.8%	0.9%	2.5%
Employees	6,654	1,123	1,207	1,198	1,216

*                    Includes Royal Group financial data as of December 31, 2006 and from October 3, 2006 through December 31, 2006. Includes additional cost of sales of $18.0 million as a result of valuing Royal Group’s inventory at fair value as of the date of acquisition in compliance with accounting standards related to business combinations.

(1)          Provision for income taxes for 2003 includes the effect of favorable settlement of tax audits.

(2)          EBITDA is commonly used by us and our investors to measure our ability to service our indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative to net income as a measure of performance or to net cash flows provided by operations as a measure of liquidity. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For 2006, the write-off of deferred debt issuance costs has been included as interest expense. We believe that the closest GAAP measure of financial performance to EBITDA is net cash provided by operating activities. The following is a reconciliation of EBITDA to net cash provided by operating activities. Note that “Tax benefit related to stock plans” and “Stock based compensation” are included in change in operating assets, liabilities and other.

	Year Ended December 31,
In Thousands	2006	2005	2004	2003	2002
EBITDA	$215,272	$224,469	$252,398	$130,534	$162,971
Interest expense, net	(51,279)	(20,407)	(23,663)	(38,142)	(49,579)
Provision for income taxes	(31,497)	(46,855)	(60,868)	(5,245)	(17,546)
Provision for deferred income taxes	(21,189)	(15,067)	3,686	(6,344)	6,822
Amortization of debt issuance costs	2,242	1,397	2,579	3,096	3,417
Change in operating assets, liabilities and other	137,028	(72,392)	(38,165)	1,178	62,161
Net cash provided by operating activities	$250,577	$71,145	$135,967	$85,077	$168,246

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Acquisition of Royal Group

On October 3, 2006, we completed the acquisition of all of the outstanding common stock of Royal Group for a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion. The acquisition was financed entirely with new debt, including $500.0 million in aggregate principal amount of our unsecured 9.5 percent senior notes due 2014, $200.0 million in aggregate principal amount of our unsecured 10.75 percent senior subordinated notes due 2016 and $800.0 million principal amount of floating interest rate term debt under our senior secured credit facility due 2013.

Royal Group Business Overview

Royal Group, is a leading North American manufacturer and marketer of vinyl-based building and home improvement products, which include vinyl window and door profiles, mouldings, vinyl siding, pipe and pipe fittings, deck, fence, rail, and outdoor storage.

As a result of the Royal Group acquisition, we are one of the leading vinyl-based building and home improvement companies in North America. The acquisition provides a growth platform that leverages Georgia Gulf’s vinyl resins and compounds formulation expertise, which we have refined over the last 20 years, with Royal Group’s experience and innovative product development. We believe the acquisition will allow us to strengthen our competitive position through further penetration of Royal Group’s markets thereby increasing long-term shareholder value.

From October 3, 2006, through December 31, 2006, Royal Group generated revenue of $230.7 million and contributed $14.2 million to gross margin even after recording additional cost of sales of $18.0 million as a result of valuing Royal Group’s inventory at fair value as of the date of acquisition in compliance with accounting standards related to business combinations.

Additionally, from October 3, 2006, through December 31, 2006 we have divested certain non-core operations and assets.  These transactions include the sale of certain buildings, properties and equipment for approximately $106.5 million. In addition, the buyers assumed debt of $28.2 million. Also in the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain duplicative activities, focus our resources on operations with future growth opportunities and reduce our cost structure.  In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. We expect to pay these termination costs by September 2007. Any costs incurred during this restructuring plan that will benefit future periods, such as relocation of employees, have been and will be expensed as incurred. Our estimate of employee termination benefits of $35.3 million was recorded as part of the Royal Group acquisition purchase price allocation. As of December 31, 2006, we had paid $12.5 million in termination benefits.

Chemical Business Overview

Our chemical business is a leading North American manufacturer and an international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products include chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds. For the year ended December 31, 2006, we consumed all of our chlorine production in making VCM, consumed 5 percent of our caustic soda production, consumed 99 percent of our VCM production in manufacturing vinyl resins and used about 19 percent of our vinyl resins in the manufacture of vinyl compounds. The remainder of our caustic soda, VCM and vinyl resins and all of our vinyl compounds were sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2006, approximately 49 percent of our cumene was sold to third parties with the remainder used internally to manufacture phenol and acetone. All of our phenol and acetone was sold to third parties. Our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

Our chemical business, and the chemical industry in general, is cyclical in nature and is affected by domestic and, to a lesser extent, worldwide economic conditions. Cyclical price swings, driven by changes in supply and demand, can lead to significant changes in our overall profitability. The demand for our chemicals tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable and non-durable goods as well as construction.

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

Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of our primary raw materials, including ethylene, benzene and propylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Market Associates, Incorporated (“CMAI”) reported annual U.S. industry prices for crude oil increased 17 percent and natural gas decreased 15 percent, from 2005 to 2006. From 2004 to 2005, CMAI reported U.S. industry prices for crude oil and natural gas increased 36 percent and 35 percent, respectively.

In 2006 our chlorovinyls segment experienced decreased demand compared to 2005, primarily as a result of a decrease in demand for vinyl resins and compounds. When comparing 2005 to 2006, North American vinyl resins sales volume decreased about 3 percent as a result of declines in most end-use markets due primarily to the North American housing starts decline of 12 percent, according to American Chemical Council Plastics Industry Producers Statistics Group (“PIPS”). CMAI reported industry price increases for our feedstock ethylene of 9 percent from 2005 to 2006, while chlorine and natural gas prices decreased about 5 percent and 15 percent, respectively, for the same time period. Operating rates averaged above 90 percent for most of the year combined with increased ethylene costs enabled the industry to increase vinyl resins sales prices by 7 percent from 2005 to 2006, according to Chemical Data Inc. (“CDI”).

Our aromatics segment demand also decreased in 2006 compared to 2005. According to CDI, North American cumene industry operating rates decreased from about 82 percent in 2005 to about 75 percent in 2006, primarily due to the restart of a 1 billion pound cumene plant late last year. Operating rates for phenol and acetone remained in the low 80 percentiles for both 2005 and 2006. In addition, CDI reported that industry prices for our feedstocks benzene and propylene increased 12 percent and 14 percent, respectively, from 2005 to 2006. Increased feedstock costs enabled the industry to increase sales prices for phenol, acetone and cumene by 5 percent, 2 percent and 12 percent, respectively, from 2005 to 2006, according to CDI.

Results of Operations

The following table sets forth our consolidated statement of operations data for each of the three years ended December 31, 2006, 2005 and 2004, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
Dollars in Millions	2006		2005		2004
Net sales	$2,427.8	100.0%	$2,273.7	100.0%	$2,206.2	100.0%
Cost of sales	2,152.5	88.7%	2,049.5	90.1%	1,955.1	88.6%
Gross margin	275.3	11.3%	224.2	9.9%	251.1	11.4%
Selling, general and administrative expenses	119.2	4.9%	61.4	2.7%	60.7	2.8%
Operating income from continuing operations	156.1	6.4%	162.8	7.2%	190.4	8.6%
Interest expense, net	51.3	2.1%	20.4	0.9%	23.6	1.0%
Loss on foreign exchange derivative instruments	21.5	0.9%	—	—	—	—
Provision for income taxes	31.5	1.3%	46.9	2.1%	60.9	2.8%
Income from continuing operations	51.8	2.1%	95.5	4.2%	105.9	4.8%
Loss from discontinued operations, net of tax	3.3	0.1%	—	—%	—	—%
Net income	$48.5	2.0%	$95.5	4.2%	$105.9	4.8%

We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products, and (iv) aromatics. These four segments reflect the organization used by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM, vinyl resins, and vinyl compounds. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments, (i) window and door profiles and mouldings products and (ii) outdoor building products, which includes siding, pipe and pipe fittings, deck, fence and rail products, and outdoor storage buildings. The aromatics segment is also integrated and includes the products cumene and the co-products phenol and acetone.

The following table sets forth certain financial data by segment for the three years ended December 31, 2006, 2005 and 2004, and the percentage of total net sales or gross margin by segment for each line item.

	Year Ended December 31,
Dollars in Millions	2006		2005		2004
Net sales
Chlorovinyls	$1,642.8	67.7%	$1,592.7	70.0%	$1,452.4	65.8%
Window and door profiles and mouldings products	117.0	4.8	—	—	—	—
Outdoor building products	108.9	4.5	—	—	—	—
Aromatics	559.1	23.0%	681.0	30.0%	753.8	34.2%
Total net sales	$2,427.8	100.0%	$2,273.7	100.0%	$2,206.2	100.0%
Gross margin
Chlorovinyls	$271.1	16.5%	$229.9	14.4%	$196.1	13.5%
Window and door profiles and mouldings products	9.3	7.9%	—	—%	—	—%
Outdoor building products	7.0	6.4%	—	—%	—	—%
Aromatics	(12.1)	(2.2)%	(5.7)	(0.8)%	55.0	7.3%
Total gross margin	$275.3	11.3%	$224.2	9.9%	$251.1	11.4%

Year Ended December 31, 2006, Compared With Year Ended December 31, 2005

Net Sales.   For the year ended December 31, 2006, net sales were $2.4 billion, an increase of 7 percent compared with net sales of $2.3 billion for the same period last year. This increase was a result of the Royal Group acquisition on October 3, 2006, which increased net sales by 10 percent more than offsetting the decline in net sales of 3 percent in our chemical business.

Our chemical business net sales decrease of 3 percent resulted from a decrease in overall sales volume of 3 percent from 2005 to 2006. Our overall sales volume decrease for 2006 was mainly attributable to decreases in our cumene export and domestic sales volumes of 80 percent and 16 percent, respectively, as a result of lower spot sales due to increased cumene capacity coming on-line in late 2005. This decrease in sales volume was offset partially by increased production volume as our chloralkali plant operated at full rates during 2006 as compared to 2005, during which we had planned and unplanned outages. We also had an overall average sales price increase primarily as a result of increases in the prices of vinyl resins and compounds, cumene, and phenol. Significantly increased chlorovinyls and aromatics feedstock prices enabled us to increase prices for most of our products in 2006.

Chlorovinyls segment net sales totaled $1.64 billion for the year ended December 31, 2006, an increase of 3 percent compared with net sales of $1.59 billion for the same period last year. Our overall chlorovinyls sales volumes were up 4 percent as a result of operating our chloralkali plant at full rates during 2006 as compared to 2005, during which we had planned and unplanned outages. Our chlorovinyls operating rate was up slightly from about 85 percent for the year of 2005 to about 86 percent in 2006. The rate in 2005 primarily reflected planned and unplanned outages in our chloralkali plant and the hurricane-related outages during the third and fourth quarters of 2005, while the 2006 operating rate primarily resulted from the vinyl resin and compound sales volumes decreases of 5 percent from 2005 to 2006 as housing starts declined 12 percent. Our overall average sales prices decreased slightly due to product mix as sales volume of our lower priced caustic soda increased 29 percent. This decrease of our sales price more than offset increases in the prices of vinyl resins of 3 percent, vinyl compounds of 9 percent, and caustic soda of 7 percent. These vinyl resin and compound price increases reflect higher costs for the feedstock ethylene and operating rates averaging above 90 percent for most of the year. Our acquisition of Royal Group on October 3, 2006 contributed $4.7 million of net sales to our chlorovinyls segment.

Window and door profiles and mouldings products net sales totaled $117.0 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products net sales totaled $108.9 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment net sales were $559.1 million for the year ended December 31, 2006, a decrease of 18 percent compared to $681.0 million for the year of 2005. This decrease was due to 23 percent lower sales volumes primarily reflecting decreases in cumene export and domestic sales volumes of 80 percent and 16 percent, respectively, as a result of lower spot sales due to increased cumene capacity in the industry. The North American cumene industry operating rate was approximately 75 percent for 2006, or down about 7 percent from 2005, primarily due to the restart of a 1.1 billion pound capacity manufacturing facility by a competitor in late 2005. The North American phenol industry-operating rate was approximately 83 percent for 2006, up slightly from 2005. Overall sales price increases of 6 percent were primarily the result of an increase in the price of cumene of 6 percent and phenol of 6 percent.

Gross Margin.   Total gross margin increased from 10 percent of sales for the year ended December 31, 2005, to 11 percent of sales for the year ended December 31, 2006. This $51.0 million increase was due primarily to higher sales prices and lower natural gas cost from our chemical business offsetting higher raw materials costs and lower sales volumes. In addition, our mix of volume shifted to higher margin chlorovinyls products from lower margin aromatics products. The Royal Group acquisition on October 3, 2006 contributed $14.2 million to gross margin even after recording additional cost of sales of $18.0 million as a result of valuing Royal Group’s inventory at fair value as of the date of acquisition in compliance with accounting standards related to business combinations. Some of our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track crude oil and natural gas industry prices. U.S. industry prices for crude oil increased 17 percent and natural gas decreased 15 percent from 2005 to 2006.

Chlorovinyls segment gross margin increased from 14 percent of sales for the year ended December 31, 2005, to 17 percent of sales for the year ended December 31, 2006. This $41.2 million increase from the prior year primarily reflects higher sales prices and lower natural gas cost offsetting higher raw materials costs and lower sales volumes. The Royal Group chlorovinyls operations negatively impacted our gross margin by approximately $2.1 milion. Our overall raw materials prices increased 4 percent in 2006 compared to 2005. Our chlorovinyls operating rate increased from about 85 percent for 2005 to about 86 percent in 2006. The operating rate in 2005 primarily reflected planned and unplanned outages in our chloralkali plant and the hurricane-related outages during the third and fourth quarters of 2005, while the 2006 operating rate primarily resulted from the housing starts decline of 12 percent in 2006 compared to 2005, which caused our vinyl resin and compound sales volumes to decrease by 5 percent from 2005 to 2006.

Window and door profiles and mouldings products gross margin totaled $9.3 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products net sales gross margin totaled $7.0 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment gross margin decreased from a negative 1 percent of sales for the year ended December 31, 2005, to a negative 2 percent of sales for the year ended December 31, 2006. This $6.4 million decrease from 2005 is due primarily to increased raw materials costs and lower sales and production volumes in 2006. Overall raw materials increased primarily as a result of increases in propylene and benzene costs year over year. In addition, gross margins were impacted by a competitor’s restart of a 1.1 billion pound capacity cumene plant in late 2005, which drove down industry operating rates from 82 percent in 2005 to 75 percent in 2006.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $119.2 million for the year ended December 31, 2006, an increase of $57.8 million from $61.4 million for the year ended December 31, 2005. This increase was largely due to $43.0 million of selling, general and administrative expenses resulting from the Royal Group acquisition. The Royal Group expense includes non-recurring charges related to our acquisition of Royal Group resulting in $4.3 million of severance, legal and professional fees, which did not meet the requirements for accrual as part of the purchase price allocation of Royal Group.

Our chemical business selling, general and administrative expenses increased $14.7 million from the same period last year. This increase was due primarily to an increase in stock-based compensation expense of $7.8 million primarily as a result of the adoption of a new accounting pronouncement requiring all stock-based payments to employees to be recognized in the financial statements based on their fair values, an increase in franchise and other taxes of $3.9 million and an increase in the discount on sale of an interest in our trade receivables of $2.8 million due to an increase in the commercial paper rate during the year ended December 31, 2006, as compared to the same period in 2005. The increases in selling, general and administrative expenses were partially offset by a decrease in legal and professional fees of $3.6 million.

Interest Expense, Net.   Interest expense, net increased to $51.3 million for the year ended December 31, 2006, from $20.4 million for the year ended December 31, 2005. This increase of $30.9 million was attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group offset partially by lower overall debt balances earlier in 2006 as compared to 2005. In addition, in connection with our acquisition of Royal Group on October 3, 2006, we expensed financing related costs of $5.3 million, which included a commitment fee of $2.3 million for our unused bridge loan and a write-off of unamortized debt issuance cost of $3.0 million from our old senior credit facility.

Loss on Foreign Exchange Derivative Instruments.   In June 2006, we entered into Canadian dollar foreign currency forward contracts for a notional amount of CAD$1.5 billion to effectively hedge the entire purchase price of Royal Group. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of Statement of Financial Accounting Standards, (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Therefore we have recorded the change in the fair value of the derivative and the hedged item to earnings. During 2006, we recorded $21.5 million of realized losses related to these foreign currency forward contracts.

Provision for Income Taxes.   The provision for income taxes was $31.5 million for the year ended December 31, 2006, compared with $46.9 million for the year ended December 31, 2005, primarily due to a decrease in pre-tax income from continuing operations of $59.1 million. Our effective tax rate from continuing operations increased from 33 percent for 2005 to 37.7 percent for 2006 primarily due to differences between U.S. and foreign tax rates and an increase in tax contingencies related to the Royal Group acquisition offset by the benefit of the domestic manufacturing deduction and the benefit from the sale of a subsidiary.

Loss from Discontinued Operations.   Subsequent to the Royal Group acquisition, we began to exit several of its businesses including its window coverings business. As of December 31, 2006 these businesses qualified as discontinued operations under generally accepted accounting principles and incurred a net loss of approximately $3.3 million for the period from October 3, 2006, to December 31, 2006.

Year Ended December 31, 2005, Compared With Year Ended December 31, 2004

Net Sales.   For the year ended December 31, 2005, net sales were $2.3 billion, an increase of 3 percent compared to $2.2 billion for the year ended December 31, 2004 as a result of a 21 percent increase in sales prices partially offset by a 15 percent decrease in sales volumes. Overall average sales prices increased by 28 percent in the chlorovinyls segment and 7 percent in the aromatics segment. Significantly increased feedstock costs enabled us to increase our sales prices. Our overall sales volume decrease of 15 percent from last year is mainly attributable to lower spot export sales during 2005, increased Asian phenol capacity during 2005, planned and unplanned plant outages in our chloralkali plant during the second quarter of 2005 and hurricane-related plant outages during the third and fourth quarters of 2005.

Chlorovinyls segment net sales totaled $1.6 billion for 2005, an increase of 10 percent compared with net sales of $1.5 billion for 2004. Our overall average sales prices increased by 28 percent, primarily as a result of increases in the prices of vinyl resins of 19 percent, vinyl compounds of 17 percent and caustic soda of 140 percent. These vinyl resins and compound price increases reflect higher prices for the feedstocks ethylene and chlorine during 2005. Our overall chlorovinyls sales volumes were down 14 percent from 2004 due to lower spot export sales during 2005, planned and unplanned plant outages in our chloralkali plant during the second quarter of 2005 and the hurricane-related plant outages during the third and fourth quarters of 2005.

Aromatics segment net sales were $681.0 million for 2005, a decrease of 10 percent compared to $753.8 million for 2004. This decrease was primarily due to a decrease in our overall aromatics sales volumes of 15 percent as a result of cumene, phenol and acetone sales volume decreases of 9 percent, 26 percent and 18 percent, respectively. These decreases were due primarily to a 46 percent decrease in our phenol export sales volumes from 2004 to 2005 as a result of increased Asian phenol capacity during 2005 and a 25 percent decrease in our cumene domestic sales volumes as a result of lower spot sales, which we had a higher level of during the third quarter of 2004 due to a competitor’s unscheduled cumene plant outage. The North American phenol and acetone industry operating rates were all in the low eighty percentiles for 2005, or down about 10 percent from 2004. Our overall average selling price increased as a result of increases in the prices of cumene of 12 percent, phenol of 6 percent and acetone of 9 percent. These sales price increases reflect higher prices for the feedstocks benzene and propylene.

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

Aromatics segment gross margin decreased from 7 percent of sales for the year ended December 31, 2004, to negative 1 percent of sales for the year ended December 31, 2005. This $60.7 million decrease is due primarily to the overall raw materials and energy price increase of 15 percent and lower sales and production volumes outpacing higher sales prices in 2005. Our aromatics operating rate decreased from about 90 percent for 2004 to about 65 percent for 2005 due primarily to increased Asian phenol capacity during 2005, lower spot sales, which we had a higher level of during the third quarter of 2004 due to a competitor’s unscheduled cumene plant outage, and the hurricane-related outages during the third and fourth quarters of 2005.

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

Liquidity and Capital Resources

On October 3, 2006, we acquired Royal Group for $1.1 billion in cash and assumed debt of $374.9, net of cash acquired of $27.6 million. The acquisition was financed entirely with new debt. We entered into a new senior credit facility and issued $500.0 million of unsecured 9.5 percent senior notes due 2014 and $200.0 million of unsecured 10.75 percent senior subordinated notes due 2016. The senior credit facility includes a tranche B term loan of $800.0 million and  revolving credit facilities of up to $375.0 million. The net proceeds from these transactions were used to fund the acquisition of Royal Group, replace our previously existing revolving credit facility, and pay related acquisition fees and debt issuance costs.

Operating Activities.   For the year ended December 31, 2006, we generated $254.7 million of cash flow from operating activities from continuing operations as compared with $71.1 million during the year ended December 31, 2005. Major sources of cash flow in 2006 were net income from continuing operations of $48.5 million, non-cash provisions of $85.0 million for depreciation and amortization, which were offset in part by reductions of $21.2 million for deferred income taxes and a reduction of $13.0 million in the interests sold in our trade receivables in 2006 as a result of a decrease in eligible receivables under our securitization program. The increase in working capital was primarily attributable to the working capital purchased in connection with the acquisition of the Royal Group.

For the year ended December 31, 2005, we generated $71.1 million of cash flow from operating activities as compared with $136.0 million during the year ended December 31, 2004. The decrease in cash flow from operations of $64.9 million in 2005 from 2004 was due primarily to a $79.0 million advance payment for a long-term raw materials supply contract in 2005 and a reduction of $24.0 million in the interests sold in our trade receivables in 2005 as a result of a decrease in eligible receivables under our securitization program. The decrease in cash flows from operations were offset partially by a $40.7 million decrease in trade receivables in 2005. The major sources of cash flow for 2005 were net income of $95.5 million, the $40.7 million decrease in receivables and the non-cash provision of $63.1 million for depreciation and amortization. Total working capital at December 31, 2005, was a surplus of $62.3 million versus a deficit of $69.4 million at December 31, 2004. Significant changes in working capital for 2005 included a decrease in trade receivables and an increase in inventories and prepaid expenses. The decrease in trade receivables was primarily attributable to a sales volume decrease offset partially by the reduction in the interests sold in our trade receivables.

Investing Activities.   Net cash used in investing activities was $1.1 billion, $30.7 million and $23.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and was related primarily to the acquisition of Royal Group in 2006 and reinvestment in equipment to improve our operating efficiencies in 2005 and 2004. In addition to our acquisition of Royal Group and capital expenditures, we incurred maintenance expense for our production facilities of $80.5 million, $79.6 million and $79.8 million during the years ended December 31, 2006, 2005, and 2004, respectively. We estimate total capital expenditures for 2007 will be approximately $100.0 million, including approximately $43.0 million to complete the vinyl resins modernization project at our Plaquemine, Louisiana facility. Upon completion of this project, we estimate that our vinyl resin capacity will increase approximately 450.0 million pounds annually beginning in 2008. This project is being funded through our revolving credit facility and cash flows from operating activities.

Financing Activities.   Cash provided in financing activities was $825.0 million for the year ended December 31, 2006. On October 3, 2006, in connection with the acquisition of Royal Group we entered into a new senior credit facility and issued $500.0 million of unsecured 9.5 percent senior notes due 2014 and $200.0 million of unsecured 10.75 percent senior subordinated notes due 2016. The senior credit facility includes a tranche B term loan of $800.0 million and revolving credit facilities of up to $375.0 million. The net proceeds from these transactions were used to fund the acquisition of Royal Group, replace the previously existing revolving credit facility, and pay related debt issuance costs of $38.0 million. Old revolver debt issuance costs of $3.0 million were written-off in the fourth quarter of 2006 as we entered into a new revolver. Finance fees associated with a bridge financing related to the Royal Group acquisition of $2.3 million were expensed in the fourth quarter of 2006 as this bridge facility expired. Since the acquisition of Royal Group, we paid down debt of approximately $274.0 million with approximately $135.0 million generated through consideration from asset sales of certain non-core assets of Royal Group and approximately $139.0 million generated through cash flow from operations. In addition to the $274 million debt reduction, we reduced the amount of receivables sold under our accounts receivable securitization program by $34 million.

Cash used in financing activities was $47.3 million and $93.4 million for the years ended December 31, 2005, 2004, respectively. The cash was primarily used to reduce total debt by $40.6 million in 2005 and $110.1 million in 2004. The debt reduction in 2005 was funded by cash provided by operations while the debt reduction in 2004 consisted of $45.1 million from cash provided by operations and $65.0 million from selling an additional interest in our trade receivables. Proceeds from the issuance of common stock were $22.0 million higher in 2004 than in 2005 due to a significant increase in the exercise of stock options during 2004.

On December 31, 2006, our balance sheet debt consisted of a $648.4 million of term debt and $25.9 million of borrowings under our revolving credit facilities under our senior credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500 million of unsecured 9.5% senior notes due 2014, $200 million of unsecured 10.75% senior subordinated notes due 2016, and $30.1 million in other debt. At December 31, 2006, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and, net of outstanding letters of credit for $99.7 million and current borrowings of $25.9 million, and availability under the revolving credit facility of $249.4 million. Over the next twelve months, assuming adequate cash flows, we expect to pay off the $32.4 million of borrowings under our Senior Credit Facility, including $25.9 million on our revolver and $6.5 million of principal on our tranche B term loan. Therefore, we have classified this debt as current in our consolidated balance sheet. Debt under the senior credit facility is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

We use interest rate swaps to fix our interest rate on $300.0 million of our variable rate LIBOR based term debt.  We would pay approximately $1.1 million to settle these swaps if settlement occurred as of December 31, 2006.

Covenants and Restrictions.   Under our senior credit facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007 we entered into an amendment to our senior secured credit facility, which temporarily waives our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. Management believes that based on current and projected levels of operations and conditions in our markets, cash flow from operations, together with our cash and cash equivalents of $9.6 million and the availability to borrow an additional $249.4 under the revolving credit facility at December 31, 2006, will be adequate for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. Giving effect to the waiver described above we were in compliance with all necessary financial covenants under our senior secured credit facility at December 31, 2006. We declared annual dividends of $0.32 per share, or $11.0 million, $10.9 million and $10.6 million during 2006, 2005 and 2004, respectively.

We conduct our business operations through our wholly owned subsidiaries as reflected in the consolidated financial statements. As we are essentially a holding company, we must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in the senior credit facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at December 31, 2006, 2005 and 2004, was $128.0 million, $141.0 million and $165.0 million, respectively.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of December 31, 2006, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future payments under contractual obligations by category as of December 31, 2006, were as follows:

In Millions	Total	2007	2008	2009	2010	2011	2012 and thereafter
Contractual obligations:
Long-term debt—principal	$1,509	$7	$6	$23	$6	$32	$1,435
Long-term debt—interest	936	128	127	126	125	124	306
Operating lease obligations	86	27	19	15	9	5	11
Purchase obligations	3,782	1,026	663	546	366	369	812
Asset retirement obligations	11	—	—	—	—	—	11
Other	12	4	2	2	2	1	1
Total	$6,336	$1,192	$817	$712	$508	$531	$2,576

Long-Term Debt.   Long-term debt includes principal and interest payments based upon our interest rates as of December 31, 2006. Long-term debt obligations are listed based on when they are contractually due. Therefore the $25.9 million balance on our revolving credit facility that we have classified as current on our consolidated balance sheet as of December 31, 2006, is included in 2011.

Operating Lease Obligations.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. We did not have significant capital lease obligations as of December 31, 2006.

Purchase Obligations.   Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2006.

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

Outlook

The level of residential new construction and remodeling activity in the United States is one of the primary drivers of demand for vinyl resins, vinyl compounds, and building and home improvement products, which comprise the majority of our sales.  New housing starts in the United States are projected to fall from 1.8 million in 2006 to 1.5 million in 2007. A market study indicates that between 2005 and 2010 growth rates in home improvement and maintenance spending will moderate from rates experienced in recent years. These projections reflect current high levels of new home inventory, as well as homeowners’ reluctance to spend money improving their homes with market values deteriorating.

Vinyl resin is the largest volume product in our chlorovinyls segment. CDI currently projects that North American industry operating rates for vinyl resin will contract from 89 percent in 2006 to 84 percent in 2007, which is expected to put downward pressure on prices for vinyl resin. The projected decline in operating rates reflects declining demand for vinyl resins for applications in the housing market, as well as significant new industry capacity coming into production toward the end of the year. The cost of ethylene, which is a primary raw material in the production of vinyl resin, is expected to decline in 2007, principally as a result of declining feedstock costs. CDI currently projects that ethylene costs will decline by 15 percent in 2007, compared to 2006.

Independent projections of demand and supply levels for specific building and home improvement products are not published as frequently or as readily available as they are for chemical products. However, it is expected that sales of our building and home improvement products in 2007 will be impacted by the current downturn in home building and construction activity. Since acquiring Royal Group on October 3, 2006, we have initiated programs to penetrate new geographic markets and introduce new products, which are designed to help us mitigate soft market conditions. We expect these programs will begin to impact sales toward the end of 2007.

In addition, we have taken actions to realize synergy and improvement opportunities. We have divested a number of unprofitable, non-core businesses, leveraged the combined raw materials purchasing power of the two companies, consolidated manufacturing plants to improve efficiency, and begun to utilize Georgia Gulf’s leading vinyl resins and vinyl compounds formulation expertise. We intend to divest the remaining non-core businesses in 2007. These actions are expected to help mitigate the impact of difficult market conditions.

We expect that 2007 will be a challenging year for Georgia Gulf, given the significant downturn in construction activity and the additional debt service associated with the acquisition of Royal Group. Management remains focused on sales stimulation, cost and debt reduction programs.

See Item 1A. “Risk Factors—Forward-Looking Statements”

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

In June 2006, the FASB ratified its consensus on Emerging Issue Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2007. We are currently evaluating the impact, if any, of EITF Issue No. 06-3 on our financial position and results of operations. However, we do not believe the adoption of EITF Issue No. 06-3 will have a material impact on our consolidated financial statements.

On September 7, 2006, the FASB’s EITF, reached a consensus on EITF Issue No. 06-4,  Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require that we recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-4 to have a material impact on our consolidated financial statements.

On September 7, 2006 the EITF reached a consensus on EITF Issue No. 06-5 Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, which concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract. These other amounts include: non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., deferred acquisition costs tax) that would be accounted for on a present-value basis. Items that are “probable” to be received and/or subject to the insurance company’s intent to pay would not be included in asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. Amounts that would be realized upon surrender of all policies or certificates would not be included when measuring assets. EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held. We do not believe the impact of adopting EITF Issue No. 06-5, will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for our fiscal year beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2006. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings. We have assessed the impact of adopting the guidance of evaluating prior year misstatements in quantifying current year misstatements and determined that it was not material to our consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the funding status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The incremental effect of adopting the balance sheet recognition provisions of SFAS No. 158 as of December 31, 2006, is summarized below:

In Thousands	Before Adopting SFAS No. 158	Adjustments to Adopt SFAS No. 158	After Adopting SFAS No. 158
Assets
Noncurrent benefit asset	$23,223	$(4,990)	$18,233
Intangible asset	22	(22)	—
Deferred tax asset	(99)	(1,528)	(1,627)
Liabilities
Current benefit liability	—	438	438
Noncurrent benefit liability	9,035	(1,333)	7,702
Shareholders’ equity
Accumulated other comprehensive loss	$(170)	$(2,589)	$(2,759)

We have evaluated the potential impact of the Pension Protection Act, which was passed into law on August 17, 2006 on future U.S. pension plan funding requirements based on current market conditions. The Pension Protection Act is not anticipated to have a material effect on the level of future funding requirements or our liquidity and capital resources.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We have not decided if we will adopt SFAS No. 159 early or if we will choose to measure any eligible financial assets and liabilities at fair value.

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

Allowance for Doubtful Accounts.   In our determination of the allowance for doubtful accounts and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense for that amount. Estimating this amount requires us to analyze the financial strength of our customers. In our analysis, we combine the use of historical collection experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2006 and 2005, was $16.1 million and $2.5 million, respectively. The $13.6 million increase is primarily due to the acquisition of Royal Group. No individual customers account for greater than 10 percent of our trade accounts receivables as of December 31, 2006 and 2005. To the extent the actual collectibility of our accounts receivable differs from our estimated allowance by 10 percent, our net income would be higher or lower by approximately $1.0 million, on an after-tax basis, depending on whether the actual collectibility was better or worse, respectively, than the estimated allowance.

Environmental and Legal Accruals.   In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see note 11 of the Notes to Consolidated Financial Statements), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $0.4 million, on an after-tax basis, depending on whether the actual outcomes were better or worse, respectively, than the estimates.

Valuation of Goodwill and Other Intangible Assets.   Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that are identified during acquisitions. Our carrying value of our goodwill and indefinite lived intangible assets are tested for impairment annually on October 1 and are tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Impairment testing for goodwill and indefinite lived intangible assets is a two-step test performed at a reporting unit level. The initial step requires the carrying value of each reporting unit to be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value in the initial step. We use a discounted cash flow analysis approach to determine the estimated fair value of a reporting unit, which requires judgment and assumptions including estimated future cash flows and discount rates. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of each of our reporting units exceeds the carrying value. Actual impairment losses incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units. A 10 percent reduction in estimated future cash flows used in our impairment test would not result in any impairment being recognized.

Valuation of Long-Lived Assets.   Our long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. Actual impairment losses incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

We annually assess our idled Pasadena, Texas phenol and acetone plant assets for impairment, and we have noted no impairment to date.

Pension Liabilities.   Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases, employee turnover and mortality rates, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing as well as forecasted economic conditions, and our policy and strategy with regard to the plans. We believe our estimates, the most significant of which are stated below, to be reasonable.

The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for our U.S. pension plans in 2006 was 5.75 percent. At December 31, 2006, this rate was 6.00 percent for determining 2007 annual pension expense for our U.S. pension plans. A 25 basis point increase in this discount rate would decrease our annual pre-tax pension expense by $0.2 million whereas a 25 basis point decrease in our discount rate would increase our annual pre-tax pension expense by $0.5 million. A 25 basis point increase or decrease in the discount rate assumption for our foreign pension plan and other post retirement plans are not material.

The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Our weighted average asset allocation as of December 31, 2006, is 76.6 percent equity securities, 20.5 percent debt securities, 1.4 percent real estate and 1.5 percent other. Assumed projected rates of return for each of the plan’s projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2006 was 8.25 percent for our U.S. pension plans. At December 31, 2006, this rate was 8.00 percent for determining 2007 annual pension expense. A 25 basis point increase or decrease in the weighted average return on plan assets assumption would decrease or increase our annual pre-tax pension expense by $0.2 million for our U.S. pension plans. A 25 basis point increase or decrease in the expected long-term rate of return assumption for our foreign pension plans is not material.

On September 29, 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the funding status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the balance sheet recognition provisions of SFAS No. 158 as of December 31, 2006, which reduced our stockholders’ equity by approximately $2.6 million and did not affect our results of operations. See further details of the impact of adopting the provision of SFAS No. 158 in note 15 of the Notes to Consolidated Financial Statements.

Income Taxes.   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006 and 2005, we had a net deferred tax liability balance of $57.8 million and $102.9 million, respectively.

In evaluating the ability to realize our deferred tax assets we rely principally on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2006 and 2005, we had deferred tax assets for state tax credit carryforwards of $3.1 million and $4.3 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2006 we had deferred tax assets for net operating loss carryforwards in the U.S. and Canada of $34.3 million and $36.0 million, respectively, of which we have a $4.6 million valuation allowance to state these deferred tax assets at their estimated realizable values.

We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. At December 31, 2006 and 2005, we had a tax contingency reserve of $88.3 million and $3.8 million, respectively. Approximately $84.5 million of the tax contingency reserves at December 31, 2006 relates to Royal Group, which was acquired on October 3, 2006. See note 16 of the Notes to Consolidated Financial Statements for further discussion regarding the Royal Group tax contingency reserves. A 10 percent change in our assumptions used to develop our tax contingency reserve would impact our effective tax rate and our results of operations by approximately $8.8 million.

In June 2006 the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

Stock-Based Compensation.   Effective January 1, 2006, we adopted SFAS  No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under SFAS No. 123R, the fair value of each share-based payment award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS  No. 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. The adoption of SFAS No. 123R had the impact of reducing our 2006 net income by approximately $4.4 million. In addition, SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting pronouncements. This requirement reduced our net operating cash flows and increased our net financing cash flows in 2006 by $1.4 million.

Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS No. 123R in 2005 and 2004, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in note 1 of the Notes to Consolidated Financial Statements. In addition, see note 14 of the Notes to Consolidated Financial Statements for further information on our stock-based compensation plans.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our historical dividend yield and expectation of future dividend payouts. The fair value of our restricted and deferred stock units and restricted stock are based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Environmental

Our operations are subject to increasingly stringent federal, state, and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the USEPA and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances. Our Canadian operations are subject to similar laws and regulations.

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

See Item 1. Business, Item 3. Legal Proceedings, and Item 8. Financial Statements and Supplementary Data, note 11 of the Notes to the Consolidated Financial Statements for additional information related to environmental matters.

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

Interest Rate Risk Management.   The following table is “forward-looking” information that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt instruments. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2006, we had interest rate swaps with notional amounts totaling $300.0 million to fix the interest rate on $300.0 million of our variable London Interbank Offered Rate or LIBOR based term debt. As of December 31, 2005, we had no interest rate swap agreements in place. We currently estimate that a 100 basis point change in prevailing market interest rates or our variable rate debt would impact our related annual pre-tax income by $5.2 million. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

	Principal (Notional) Amounts by Expected Maturity Date
Dollars in Thousands	2007	2008	2009	2010	2011	Thereafter	Total	Fair value at 12/31/06
Financial instruments:
Fixed rate principal	$—	$—	$—	$—	$—	$813,145	$813,145	$771,500
Average interest rate	—%	—%	—%	—%	—%	9.47%	9.47%
Variable rate principal	$6,554	$6,395	$151,331	$6,268	$32,106	$616,715	$819,369	$819,369
Average interest rate	7.35%	7.35%	5.80%	7.35%	7.35%	7.35%	6.91%
Interest rate swaps	$—	$225,000	$75,000	$—	$—	$—	$300,000	$(1,148)
Average interest rate	—%	5.19%	5.32%	—%	—%	—%	5.22%

Foreign Currency Exchange Risk Management.   Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. At December 31, 2006 and 2005, we had no forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies.

Raw Materials and Natural Gas Price Risk Management.   The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2006 and 2005, we had no raw material or natural gas forward swap contracts outstanding.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006. As described in Note 2, the Company adopted the recognition and disclosure provision of Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 30, 2007

Georgia Gulf Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$9,641	$14,298
Receivables, net of allowance for doubtful accounts of $16,147 in 2006 and $2,457 in 2005	237,496	116,123
Inventories	339,405	195,628
Prepaid expenses	29,577	13,306
Income tax receivable	37,143	2,070
Deferred income taxes	30,664	5,091
Current assets held-for-sale and of discontinued operations	11,080	—
Total current assets	695,006	346,516
Property, plant and equipment, net	1,023,004	401,412
Goodwill	377,124	77,720
Intangible assets, net	88,361	—
Other assets, net	204,813	175,305
Non-current assets held for sale	69,919	—
Total assets	$2,458,227	$1,000,953
Liabilities and Stockholders’ Equity
Current portion of long-term debt	$32,495	$49,300
Accounts payable	215,282	202,179
Interest payable	21,290	1,226
Accrued compensation	37,218	14,986
Income tax reserve	88,338	3,780
Other accrued liabilities	97,428	12,715
Total current liabilities	492,051	284,186
Long-term debt	1,465,639	229,339
Deferred income taxes	88,476	107,959
Other non-current liabilities	18,538	16,457
Total liabilities	2,064,704	637,941
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,389,930 in 2006 and 34,237,653 in 2005	344	342
Additional paid-in capital	94,046	81,782
Unearned compensation	—	(5,377)
Retained earnings	324,007	286,464
Accumulated other comprehensive loss, net of tax	(24,874)	(199)
Total stockholders’ equity	393,523	363,012
Total liabilities and stockholders’ equity	$2,458,227	$1,000,953

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$2,427,843	$2,273,719	$2,206,239
Operating costs and expenses:
Cost of sales	2,152,571	2,049,510	1,955,095
Selling, general and administrative expenses	119,151	61,444	60,721
Total operating costs and expenses	2,271,722	2,110,954	2,015,816
Operating income	156,121	162,765	190,423
Other income (expense):
Interest expense	(51,648)	(20,527)	(23,778)
Loss on foreign exchange derivative instruments and other	(21,543)	—	—
Interest income	369	120	115
Income from continuing operations before income taxes	83,299	142,358	166,760
Provision for income taxes	31,497	46,855	60,868
Income from continuing operations	51,802	95,503	105,892
Loss from discontinued operations, net of tax of $1,821	(3,263)	—	—
Net income	$48,539	$95,503	$105,892
Earnings (loss) per share:
Basic
Income from continuing operations	$1.52	$2.82	$3.21
Loss from discontinued operations	(0.10)	—	—
Net income	$1.42	$2.82	$3.21
Diluted
Income from continuing operations	$1.51	$2.79	$3.17
Loss from discontinued operations	(0.10)	—	—
Net income	$1.41	$2.79	$3.17
Weighted average common shares—basic	34,093	33,867	32,965
Weighted average common shares—diluted	34,386	34,193	33,439

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2004	32,736	$327	$32,133	$(2,380)	$106,633	$(274)	$136,439
Comprehensive income:
Net income	—	—	—	—	105,892	—	105,892
Unrealized gains on derivative contracts, net of taxes of $122	—	—	—	—	—	(204)	(204)
Minimum pension liability adjustment, net of taxes of $179	—	—	—	—	—	319	319
Total comprehensive income							106,007
Employee stock purchase and stock compensation plans, net of forfeitures	1,210	12	31,832	(682)	—	—	31,162
Retirement of common stock	(21)	—	(602)	—	—	—	(602)
Tax benefit from stock purchase and stock compensation plans	—	—	5,912	—	—	—	5,912
Dividends	—	—	—	—	(10,649)	—	(10,649)
Balance, December 31, 2004	33,925	339	69,275	(3,062)	201,876	(159)	268,269
Comprehensive income:
Net income	—	—	—	—	95,503	—	95,503
Minimum pension liability adjustment, net of taxes of $24	—	—	—	—	—	(40)	(40)
Total comprehensive income							95,463
Employee stock purchase and stock compensation plans, net of forfeitures	347	3	12,016	(2,315)	—	—	9,704
Retirement of common stock	(34)	—	(1,681)	—	—	—	(1,681)
Tax benefit from stock purchase and stock compensation plans	—	—	2,172	—	—	—	2,172
Dividends	—	—	—	—	(10,915)	—	(10,915)
Balance, December 31, 2005	34,238	342	81,782	(5,377)	286,464	(199)	363,012
Comprehensive income:
Net income	—	—	—	—	48,539	—	48,539
Minimum pension liability adjustment, net of taxes of $17	—	—	—	—	—	29	29
Foreign currency translation adjustments, net of taxes of $12,098	—	—	—	—	—	(21,390)	(21,390)
Unrealized loss on derivatives, net of tax of $417	—	—	—	—	—	(725)	(725)
Total comprehensive income							26,453
Adjustment to initially apply SFAS No. 158, net of taxes of $1,736	—	—	—	—	—	(2,589)	(2,589)
Employee stock purchase and stock compensation plans, net of forfeitures, net of tax of $1,419	187	2	10,520	5,377	—	—	15,899
Retirement of common stock	(35)	—	(1,032)	—	—	—	(1,032)
Tax benefit from stock purchase and stock compensation plans	—	—	1,432	—	—	—	1,432
Dividends	—	—	—	—	(10,996)	—	(10,996)
Tax benefit from transfer of subsidiary to parent	—	—	1,344	—	—	—	1,344
Balance, December 31, 2006	34,390	$344	$94,046	$—	$324,007	$(24,874)	$393,523

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$48,539	$95,503	$105,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,019	63,101	64,554
Deferred income taxes	(21,189)	(15,067)	3,686
Tax benefit related to stock plans	—	2,172	5,912
Stock based compensation	12,704	3,761	3,215
Loss on foreign exchange contracts	20,843	—	—
Other non-cash items	8,100	1,759	711
Change in operating assets and liabilities, net of effects from acquisitions:
Receivables	114,889	40,659	(112,938)
Securitization of trade receivables	(13,000)	(24,000)	65,000
Inventories	75,526	(9,315)	(61,697)
Prepaid expenses and other current assets	2,605	(9,369)	1,857
Accounts payable	(84,556)	(3,186)	69,685
Interest payable	20,019	(331)	(255)
Accrued income taxes	(19,335)	1,258	—
Accrued compensation	(2,675)	(3,307)	3,235
Other accrued liabilities	(20,836)	3,458	2,165
Advance for long-term purchase contract	—	(79,000)	—
Other	28,073	3,049	(15,055)
Net cash provided by operating activities from continuing operations	254,726	71,145	135,967
Net cash used in operating activities from discontinued operations	(4,149)	—	—
Net cash provided by operating activities	250,577	71,145	135,967
Investing activities:
Acquisition, net of cash acquired	(1,075,396)	—	—
Settlement of foreign exchange contracts	(20,843)	—	—
Capital expenditures	(90,770)	(32,044)	(23,441)
Proceeds from sale of property, plant and equipment	106,092	1,362	—
Net cash used in investing activities	(1,080,917)	(30,682)	(23,441)
Financing activities:
Net change in revolving line of credit	(123,400)	59,400	89,900
Long-term debt proceeds	1,493,543	—	—
Long-term debt payments	(497,374)	(100,000)	(200,000)
Fees paid for bridge financing	(2,325)	—	—
Fees paid to issue debt	(38,020)	—	—
Proceeds from issuance of common stock	3,194	5,943	27,948
Tax benefits from employee share-based exercises	1,432	—	—
Purchase and retirement of common stock	(1,032)	(1,681)	(602)
Dividends	(10,996)	(10,915)	(10,649)
Net cash used in financing activities	825,022	(47,253)	(93,403)
Effect of exchange rate changes on cash and cash equivalents	661
Net change in cash and cash equivalents	(4,657)	(6,790)	19,123
Cash and cash equivalents at beginning of year	14,298	21,088	1,965
Cash and cash equivalents at end of year	9,641	14,298	21,088

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

Nature of Operations.   We are a leading North American manufacturer and an international marketer of chlorovinyl and aromatics chemicals and vinyl-based building and home improvement products. Our chlorovinyl and aromatic chemicals products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our vinyl-based building and home improvement products, marketed under the Royal Group brands, primarily include window and door profiles, mouldings, siding, pipe and pipe fittings, deck, fence and rail products, and outdoor storage buildings.

Use of Estimates.   Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications.   Certain prior period balances have been reclassified to conform to the current year presentation.

Foreign Currency Translation and Transactions.   Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end exchange rates in effect as of the balance sheet date and average exchange rate for revenues and expenses for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income (loss), net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the consolidated statements of income. We recorded losses of $2.7 million in fiscal 2006. We had no significant foreign exchange losses or gains for fiscal 2005 and 2004.

Cash and Cash Equivalents.   Marketable securities that are highly liquid with an original maturity of three months or less are considered to be the equivalent of cash for purposes of financial statement presentation.

Accounts Receivable and Allowance for Doubtful Accounts.   We grant credit to customers under credit terms that are customary in the industry and based on the creditworthiness of the customer and generally do not require collateral. We also provide allowances for cash discounts and doubtful accounts based on historical collection experience, periodic evaluations of the aging of the accounts receivable and specific collectibility analysis.

Revenue Recognition.   We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commisions (“SEC’s”), Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred. We recognize revenue as products are shipped based on free on board or FOB terms when title passes to customers, and the customer takes ownership and assumes risk of loss.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

Sales Incentives.   We offer sales incentives, primarily in the form of volume rebates, slotting fees and advertising allowances to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts.

Shipping Costs.   All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $85.1 million in 2006, $78.7 million in 2005 and $71.8 million in 2004.

Advertising Costs.   Advertising costs and promotion expenses generally relate to our vinyl-based building and home improvement products marketed under the Royal Group brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $3.8 million in 2006. There were no advertising and promotion expenses in 2005 and 2004.

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

Property, Plant and Equipment.   Property, plant and equipment are stated at cost. The property, plant and equipment acquired in connection with the acquisition of Royal Group is stated at its estimated fair value as of October 3, 2006 and is being depreciated over the estimated useful lives. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2006, 2005 and 2004, was $2.2 million,  $0.4 million, and $0.9 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $77.6 million, $57.6 million and $57.5 million, for the years ended December 31, 2006, 2005, and 2004, respectively.  The net book value of our idled Pasadena, Texas phenol/acetone plant equipment was approximately $1.2 million as of December 31, 2006, and is included in property, plant and equipment on our consolidated balance sheet. The estimated useful lives of the assets are as follows:

Buildings	27-30 years
Land improvements	15 years
Machinery and equipment	3-15 years
Dies and moulds	4-6 years
Office furniture and equipment	3-10 years
Computer equipment and software	3-5 years

Asset Retirement Obligation.   We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded.  We had $2.3 and $1.9 million of asset retirement obligations recorded in other non-current liabilities in the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Other Assets.   Other assets primarily consist of advances for long-term raw materials purchase contracts (see note 11), our investment in joint ventures (see notes 8 and 12), unamortized debt issuance costs (see note 8) and prepaid pension costs (see note 15). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery. Debt issuance costs are being amortized to interest expense using the effective interest rate and straight-line methods over the term of the related debt instruments.

Goodwill and Other Intangible Assets.   We account for our goodwill and other intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Our other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that were identified during acquisitions. We test the carrying value of our goodwill and other intangible assets with indefinite lives for impairment on an annual basis on October 1. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill and other intangible assets is done at a reporting unit level. An impairment loss may be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. See note 9 for a summary of goodwill and other intangible assets by reportable segment.

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

Pension Plans and Other Postretirement Benefit Plans.   We have defined contribution pension plans covering substantially all of our employees. In addition, we have three defined benefit pensions plans and one postretirement benefit plan. For the defined benefit pension plans, the benefits are based on years of service and the employee’s compensation. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

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

We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for, among other things, changes in factors and circumstances, receipt of tax assessments, expiration of statute of limitations, interest, and settlements and additional uncertainties.

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

Warranty Costs.   We provide a warranty for certain building and home improvement products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Prior to the October 3, 2006, acquisition of Royal Group, we did not offer any warranties. Warranty provisions and claims for the year ended December 31, 2006, included in other accrued liabilities in the consolidated balance sheets were as follows:

In Thousands	2006
January 1, 2006	$—
Estimated fair value of warranty liability assumed in Royal Group acquisition	7,344
Warranty provisions	1,938
Warranty claims	(1,618)
December 31, 2006	$7,664

Derivative Financial Instruments.   Derivatives that are not hedges must be adjusted to fair value through earnings in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related amendments. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We engage in activities that expose us to market risks, including the effects of changes in interest rates, foreign currency and changes in commodity prices. Financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, foreign currency, and commodity markets may have on operating results. We do not engage in speculative transactions nor do we hold or issue financial

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

instruments for trading purposes. Long-term supply agreements that meet the appropriate criteria are accounted for under the normal purchase provisions within SFAS No. 133 and its amendments.

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

Litigation.   In the normal course of business, we are involved in legal proceedings. We accrue a liability for such matters when it is probable that a material liability has been incurred and the amount can be reasonably estimated. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

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

Comprehensive Loss.   Comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, derivative financial instruments designated as cash flow hedges, and minimum pension liabilities as required by SFAS No. 158. Amounts recorded in accumulated other comprehensive loss, net of tax, on the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004 are as follows:

	December 31,
In Thousands	2006	2005	2004
Unrealized gains on derivative contracts	$(725)	$—	$—
Minimum pension liability	(170)	(199)	(159)
Adjustment to initially apply SFAS No. 158	(2,589)	—	—
Currency translation adjustment	(21,390)	—	—
Accumulated other comprehensive loss	$(24,874)	$(199)	$(159)

Stock-Based Compensation.   On January 1, 2006, we adopted SFAS No. 123R, Share Based Payment, using the modified prospective method of adoption. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (“ESPP”) to be recognized in the financial statements based on their fair values.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

Upon our adoption of SFAS No. 123R, we began recording compensation cost related to the continued vesting of all stock options that were unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS No. 123R did not have an effect on our recognition of compensation expense relating to restricted stock grants. SFAS No. 123R required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, additional paid-in capital, in our circumstance. Prior to the adoption of SFAS No. 123R, cash flows resulting from the tax benefit related to stock-based compensation were presented in operating activities in the statements of cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123R superseded EITF Issue No. 00-15, amended SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statements of cash flows as a financing activity cash inflow.

As a result of adopting SFAS No. 123R on January 1, 2006, our operating income and income before income taxes for the year ended December 31, 2006, was reduced by $7.0 million. The impact of adopting SFAS No. 123R for the year ended December 31, 2006 reduced net income by approximately $4.4 million and basic and diluted earnings per share by $0.13. SFAS No. 123R also required us to change the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $1.4 million as cash from financing activities rather than cash from operating activities for 2006.

Prior to our adoption of SFAS No. 123R, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, for disclosure purposes. Under these provisions, no compensation was recognized for our stock option plans or our ESPP. For SFAS No. 123 purposes, the fair value of each stock option and ESPP share for 2005 and 2004 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For stock option grants:

	Year ended December 31,
	2005	2004
Assumptions:
Risk-free interest rate	3.97%	4.00%
Expected life	4.7 years	8.0 years
Expected volatility	39%	40%
Expected dividend yield	0.61%	1.18%

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

For stock purchase plan rights:

	Year ended December 31,
	2005	2004
Assumptions:
Risk-free interest rate	2.75%	1.29%
Expected life	1.0 year	1.0 years
Expected volatility	33%	29%
Expected dividend yield	0.64%	1.11%

Had compensation expense been determined consistently with SFAS No. 123, additional compensation expense, net of tax, for 2005 and 2004 from stock options and ESPP shares would have been approximately $3.3 million and $2.5 million, respectively. Our net income and earnings per common share would have been the following pro forma amounts:

	Year ended December 31,
In thousands, except per share data	2005	2004
Net income, as reported	$95,503	$105,892
Stock-based compensation included in net income, as reported	2,567	2,043
Stock-based compensation under SFAS No. 123	(5,865)	(4,497)
Pro forma net income	92,205	103,438
Basic earnings per share:
As reported	$2.82	$3.21
Pro forma	2.72	3.14
Diluted earnings per share:
As reported	$2.79	$3.17
Pro forma	2.71	3.11

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP, which became effective in November 2005, required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method described in the FSP. An entity that adopted SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in the FSP, and may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of the FSP to evaluate the available transition alternatives and make its one-time election. We adopted the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation under SFAS No. 123R. See note 14 for disclosures related to stock-based compensation.

Earnings Per Share.   We apply the provisions of SFAS No. 128, Earnings per Share (“EPS”), which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options and ESPP rights are included in the diluted EPS calculation using the treasury stock method. Options to purchase 1,525 million shares of common stock outstanding at December 31, 2006, were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the common stock during these periods. Options to purchase 0.7 million shares of common stock outstanding at December 31, 2005, were not included in the computation of diluted earnings per share, as the exercise prices of these options were greater than the average market price of the common stock during these periods. There were no such options outstanding at December 31, 2004.

Computations of basic and diluted earnings per share are presented in the following table:

	Year Ended December 31,
In Thousands, Except Per Share Data	2006	2005	2004
Income from continuing operations	$51,802	$95,503	$105,892
Loss from discontinued operations	(3,263)	—	—
Net income	$48,539	$95,503	$105,892
Weighted average shares outstanding—basic	34,093	33,867	32,965
Plus incremental shares from assumed conversions:
Options and restricted stock awards	277	298	435
Employee stock purchase plan rights	16	28	39
Weighted average shares outstanding—diluted	34,386	34,193	33,439
Basic earnings (loss) per share
Earnings from continuing operations	$1.52	$2.82	$3.21
Loss from discontinued operations	(0.10)	—	—
Earnings per share	$1.42	$2.82	$3.21
Diluted earnings (loss) per share
Earnings from continuing operations	$1.51	$2.79	$3.17
Loss from discontinued operations	(0.10)	—	—
Earnings per share	$1.41	$2.79	$3.17

2. NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006. We are currently evaluating the impact, if any, of EITF Issue No. 06-3 on our financial position and results of operations. However, we do not believe the adoption of EITF Issue No. 06-3 will have a material impact on our consolidated financial statements.

On September 7, 2006, the EITF reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require that we to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 06-4 to have a material impact on our consolidated financial statements.

On September 7, 2006 the EITF reached a consensus on EITF Issue No. 06-5 Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, which concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract. These other amounts include: non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., deferred acquisition costs tax) that would be accounted for on a

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

present-value basis. Items that are “probable” to be received and/or subject to the insurance company’s intent to pay would not be included in asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. Amounts that would be realized upon surrender of all policies or certificates would not be included when measuring assets. EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held. We do not believe the impact of adopting EITF Issue No. 06-5, will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are required to adopt SAB No. 108 for our fiscal year ending December 31, 2006. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings. We have adopted the guidance of evaluating prior year misstatements in quantifying current year misstatements and determined that it was not material to our consolidated financial statements.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the funding status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The incremental effect of adopting the balance sheet recognition provisions of SFAS No. 158 as of December 31, 2006, is disclosed in note 15.

We have evaluated the potential impact of the Pension Protection Act, which was passed into law on August 17, 2006 on future U.S. pension plan funding requirements based on current market conditions. The Pension Protection Act is not anticipated to have a material effect on the level of future funding requirements or on our liquidity and capital resources.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We have not decided if we will adopt SFAS No. 159 early or if we will choose to measure any eligible financial assets and liabilities at fair value.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS ACQUISITION, DIVESTITURES, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE

Acquisition.   On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited, (“Royal Group”). Under the terms of the arrangement agreement, we acquired all of the outstanding common stock of Royal Group for a total purchase price, including assumed liabilities and debt retired in conjunction with the closing, of approximately $1.5 billion consisting of approximately $1.1 billion of cash paid for Royal Group common stock and  assumed debt of $374.9 million, which was repaid in connection with the acquisition. The acquisition was financed with significant indebtedness, including $500 million in aggregate principal amount of 9.5 percent senior unsecured notes due 2014 (the “Senior Notes”), $200.0 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2016 (the “Senior Subordinated Notes,” and together with the Senior Notes, the “New Notes”), and a new senior secured credit agreement that includes a tranche B term loan of $800.0 million and revolving credit facilities of up to $375.0 million (the “Senior Secured Credit Facility”). See note 10 for a further description of the debt instruments put in place to finance the acquisition of Royal Group.

In connection with Royal Group acquisition, we transferred the ownership of the U.S. operations of Royal Group, Royal Plastics Group (U.S.A.) Limited, from a wholly owned Canadian subsidiary to a wholly owned U.S. subsidiary. A Canadian denominated note was forgiven in this transaction, which resulted in a tax deductible foreign exchange loss. We have recorded the tax benefit of $1.3 million to additional paid in capital in the accompanying consolidated balance sheet.

The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages Georgia Gulf’s vinyl resins and compounds formulation expertise, which we have refined over the last 20 years, with Royal Group’s experience and innovative product development. We believe the acquisition will allow us to strengthen our competitive position through further penetration of Royal Group’s markets thereby increasing long-term shareholder value.

The Royal Group acquisition was accounted for by the purchase method and, accordingly, the results of operations and cash flows since the October 3, 2006 acquisition date have been included in our consolidated results of operations and cash flows. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The estimated fair values of acquired assets and liabilities assumed were determined using accepted industry valuation techniques specific to the applicable class of assets and liabilities. Assets held for sale were valued at estimated fair value less costs to sell. Estimated fair values of assets held for sale were determined based on definite sale agreements. We recognized trade name intangible assets of $16.0 million, customer relationships intangible assets of $46.0 million and technology intangible assets of $31.0 million as of October 3, 2006. The preliminary excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $312.1 million was recorded as goodwill.  See note 9 for disclosure of goodwill by reportable segment and for estimated useful lives of finite-lived intangible assets.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill recorded will not be amortized and is not deductible for tax purposes. Additionally, we determined that the trade name intangible asset has an indefinite useful life because it is expected to generate cash flows indefinitely. Goodwill and the trade name intangible assets will be subject to annual impairment testing on our measurement date of October 1.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS ACQUISITION, DIVESTITURES, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE (Continued)

The purchase price allocation is preliminary subject to, among other things, the final valuations of assets acquired and liabilities assumed, certain legal and tax contingencies, and the valuation of property, plant and equipment, spare parts, finite and indefinite lived intangible assets, and assets held for sale and discontinued operations; and may be adjusted within twelve months of the closing date of the acquisition. See notes 11 and 16 for further information regarding these legal and tax contingencies, respectively. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash acquired of $27.7 million.

In Thousands	As of October 3, 2006
Current assets, net of cash acquired	$478,311
Property, plant and equipment	630,615
Investments and other assets	26,994
Goodwill	312,085
Identifiable intangible assets—finite lived	77,000
Identifiable intangible assets—indefinite lived	16,000
Deferred taxes	16,014
Net assets held for sale	223,899
Total assets acquired	$1,780,918
Current liabilities	$330,592
Debt assumed*	374,930
Total liabilities assumed	705,522
Net assets acquired	$1,075,396

*This debt assumed was retired subsequent to the acquisition of Royal Group.

The following unaudited pro forma financial information presents the combined results of our operations and those of Royal Group as if the acquisition had occurred at the beginning of fiscal year 2006 and 2005, after giving effect to certain adjustments, including adjustments for depreciation based on the estimated fair value of property, plant and equipment, spare parts, and finite and indefinite lived intangibile assets we acquired, fair valuing inventories, increased interest expense on debt related to the acquisition, and the amortization of definite lived intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had we and Royal Group constituted a single entity during such periods. The following table discloses the pro forma results for the fiscal years ended December 31:

In Thousands, Except Per Share Data	2006	2005
Net sales	$3,376,320	$3,627,265
Net loss	$(47,296)	$(52,417)
Basic and diluted loss per share	$(1.46)	$(1.55)

Divestitures.   Following our acquisition of Royal Group, we have divested certain non-core operations and assets. These transactions include the sale of certain buildings, properties and equipment for

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS ACQUISITION, DIVESTITURES, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE (Continued)

approximately $96.0 million. These transactions took place primarily during November 2006. Additionally, certain non-core foreign operations were sold for approximately $14.5 million including the assumption by the buyer of $28.2 million of debt.

Discontinued Operations-Outdoor Building Products Segment.   As part of our strategic plan for the acquired Royal Group businesses, we decided to exit the certain non-core businesses included in our outdoor building products segment.

The results of all discontinued outdoor building products segment operations as of December 31, 2006 are as follows:

In Thousands	December 31, 2006
Net sales	$24,051
Operating (loss) from discontinued operations	(5,084)
Benefit from income taxes	1,821
Total loss from discontinued operations	$(3,263)

The assets of the discontinued operations in our outdoor building products segment as of December 31, 2006, consists of $11.1 million of inventory and $5.2 million of property, plant and equipment.

Assets Held-For-Sale.   As part of our strategic plan, we also decided to sell Royal Group’s transportation and logistics business. In addition, as part of this plan, we decided to sell excess real estate including certain land and buildings in Ontario, Canada. Accordingly, we have identified and reclassified net assets of these businesses and excess real estate, as held for sale at December 31, 2006. The assets of these operations held-for-sale as of December 31, 2006, consist of $64.7 million of property, plant and equipment.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.  RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain duplicative activities, focus our resources on operations with future growth opportunities and reduce our cost structure.  In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. We expect to pay these termination benefits by September 2007. Any costs incurred during this restructuring plan that will benefit future periods, such as relocation of employees, have been and will be expensed as incurred. A summary of our restructuring activities by reportable segment follows:

In Thousands	Balance at December 31, 2005	Royal Group Acquisition at October 3, 2006	Cash Payments	Foreign Currency Translation Adjustments	Balance at December 31, 2006
Chlorovinyls
Involuntary termination benefits	$—	$1,878	$(339)	$(71)	$1,468
Window and door profiles and mouldings products
Involuntary termination benefits	—	5,844	(2,329)	(222)	3,293
Outdoor building products
Involuntary termination benefits	—	15,016	(3,728)	(559)	10,729
Other, including unallocated corporate
Involuntary termination benefits	—	12,514	(6,142)	(475)	5,897
Impact of foreign exchange	—
Total	$—	$35,252	$(12,538)	$(1,327)	$21,387

Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation.

5. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a certain defined pool of our U. S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization was amended and restated on September 18, 2006, to extend the agreement three years.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.   ACCOUNTS RECEIVABLE SECURITIZATION (Continued)

In conjunction with the sale of receivables, we recorded losses of $8.4 million, $5.7 million, and $2.6 million for 2006, 2005 and 2004, respectively, which are included as selling, general and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the relevant Securitization, to the monthly balance in the ownership interests sold.

At December 31, 2006, 2005 and 2004, the uncollected balance of accounts receivable in the defined pool was approximately $219.4 million, $277.3 million and $288.4 million, respectively. We continue to service these receivables and maintain a subordinated interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The balance of receivables sold at December 31, 2006, 2005 and 2004, was $128.0 million, $141.0 million and $165.0 million, respectively. Our Securitization has been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore, the receivables sold are not included in the debt and related accounts receivable accounts on our consolidated balance sheets. We continue to provide an allowance for doubtful accounts related to these receivables based on our historical experience and aging of the accounts receivable. At December 31, 2006, 2005 and 2004, we had a subordinated interest of approximately $91.4 million, $136.3 million and $123.4 million, respectively, in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. From December 31, 2005, to December 31, 2006, we reduced the balance of receivables sold from $141.0 million to $128.0 million, which resulted in a net decrease of cash flow of $13.0 million. Comparatively, during 2005 we reduced the balance of receivables sold from $165.0 million to $141.0 million at December 31, 2005, which resulted in a net decrease of cash flow of $24.0 million. During 2004 we had increased cash flow of $65.0 million due to increasing the capacity of the Securitization program.

6.   INVENTORIES

The major classes of inventories were as follows:

	December 31,
In Thousands	2006	2005
Raw materials and supplies	$139,301	$69,116
Finished goods	200,104	126,512
Inventories	$339,405	$195,628

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31,
In Thousands	2006	2005
Machinery and equipment	$1,278,589	$951,649
Land and land improvements	143,376	27,034
Buildings	209,023	31,897
Construction-in-progress	89,438	26,498
Property, plant and equipment, at cost	1,720,426	1,037,078
Accumulated depreciation	697,422	635,666
Property, plant and equipment, net	$1,023,004	$401,412

8.   OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

	December 31,
In Thousands	2006	2005
Advances for long-term purchase contracts	$107,220	$112,920
Investment in joint ventures	29,236	20,138
Debt issuance costs, net	38,240	5,516
Prepaid pension costs	16,136	21,041
Long-term receivables	7,931	—
Other	6,050	15,690
Total other assets, net	$204,813	$175,305

In connection with financing the acquisition of Royal Group, we incurred $38.0 million of debt issuance costs. Debt issuance costs amortized as interest expense during 2006, 2005 and 2004 were $2.2 million, $1.4 million, and $2.6 million, respectively. The reduction in our prepaid pension costs was primarily due to the adoption of SFAS No. 158. See note 15 for further information regarding the adoption of SFAS No. 158. In addition, Royal Group has $7.9 million of long-term receivables primarily relating to certain divestitures that took place during 2005 and 2006.

During 2005 we entered into a long-term raw materials supply contract, which required a $79.0 million advance payment and has been classified in advances for long-term purchase contracts.

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

On October 1, 2006, we performed our annual impairment tests for goodwill and as a result of this impairment analysis we determined that no goodwill impairment existed.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

On October 3, 2006, in connection with the Royal Group acquisition we recognized total goodwill of $312.1 million and indefinite-lived intangible assets of $16.0 million. The following table shows changes in the carrying amount of goodwill and indefinite-lived intangible assets for the year ended December 31, 2006, by reportable segment.

In Thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Total
Goodwill at December 31, 2005	$77,720	$—	$—	$—	$77,720
Goodwill related to acquisition of Royal Group	149,300	—	141,985	20,800	312,085
Foreign currency translation adjustment	(5,663)	—	(6,229)	(789)	(12,681)
Goodwill at December 31, 2006	$221,357	$—	$135,756	$20,011	$377,124
Indefinite-lived intangible assets at December 31, 2005	$—	$—	$—	$—	$—
Indefinite-lived intangible assets related to acquisition of Royal Group	1,000	—	13,000	2,000	16,000
Foreign currency translation adjustment	(38)	—	(493)	(76)	(607)
Indefinite-lived intangible assets at December 31, 2006	$962	$—	$12,507	$1,924	$15,393

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

In addition, in connection with the Royal Group acquisition on October 3, 2006 we acquired the following finite-lived intangible assets by reportable segment.

In Thousands	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Total
Finite-lived intangible assets at December 31, 2006
Gross Carrying Amount for finite-lived intangible assets:
Customer relationships	$1,000	34,000	11,000	$46,000
Technology	—	31,000	—	31,000
Total	1,000	65,000	11,000	77,000
Accumulated Amortization for finite-lived intangible assets:
Customer relationships	(14)	(472)	(153)	(639)
Technology	—	(517)	—	(517)
Total	(14)	(971)	(153)	(1,156)
Foreign currency translation adjustment:
Customer relationships	(37)	(2,428)	(411)	(2,876)
Technology	—	—	—	—
Total	(37)	(2,428)	(411)	(2,876)
Net Carrying Amount for finite-lived intangible assets:
Customer relationships	949	31,100	10,436	42,485
Technology	—	30,483	—	30,483
Total	$949	$61,583	$10,436	$72,968

The average estimated useful life for the customer relationships and technology are 18 years, and 12 years, respectively. Amortization expense for the finite-lived intangible assets was $1.2 million in 2006. There were no finite lived intangible assets at December 31, 2005 or 2004 and accordingly no related amortization expense. Total estimated amortization expense for the next five fiscal years will be approximately $4.6 million per year.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.   LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
In Thousands	2006		2005
Senior credit facility:
Revolving credit facility replaced October 3, 2006	$—		$149,300
Revolving credit facility expires 2011	25,900		—
Term loan B due 2013	648,375	(1)	—
7.125% senior notes due 2013	100,000		100,000
9.5% senior notes due 2014, net of unamortized discount of $3,409	496,591	(2)	—
10.75% senior subordinated notes due 2016, net of unamortized discount of $2,972	197,028	(3)	—
Other	30,240		29,339
Total debt	1,498,134		278,639
Less current portion	32,495		49,300
Long-term debt	$1,465,639		$229,339

(1)          The term loan requires repayments at a rate of 1.00 percent of the original principal amount thereof per annum on a quarterly basis for the first six years of the term of the loan, with the balance paid in full from equal quarterly installments in the seventh year.

(2)          The 9.5 percent Senior Notes were issued with a discount of approximately $3.5 million to yield 9.625 percent. The discount will be accreted over the term of the notes up to the principal amount of $500.0 million using the effective interest method.

(3)          The 10.75 percent Senior Subordinated Notes were issued with a discount of approximately $3.0 million to yield 11.0 percent. The discount will be accreted over the term of the notes up to the principal amount of $200.0 million using the effective interest method.

On December 3, 2003, we issued $100.0 million in principal amount of our unsecured 7.125 percent senior notes, which are due December 15, 2013. The proceeds of the notes were used to retire other notes. Interest on these notes is payable June 15 and December 15 of each year. On or after December 15, 2008, we may redeem the notes in whole or in part, initially at 103.563 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after December 15, 2011.

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

The Royal Group acquisition was financed with significant indebtedness, including $500.0 million in aggregate principal amount of Senior Notes, $200.0 million in aggregate principal amount of Senior Subordinated Notes, and a new Senior Secured Credit Facility that includes a tranche B term loan of

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.   LONG-TERM DEBT (Continued)

$800.0 million and revolving credit facilities of up to $375.0 million. We also assumed debt from Royal Group’s China operations of $28.2 million.

Interest on the Senior Notes is payable on April 15 and October 15 beginning April 15, 2007 at an annual rate of 9.5 percent. Interest on the Senior Subordinated Notes is payable on April 15 and October 15 beginning April 15, 2007 at an annual rate of 10.75 percent. The Senior Notes and Senior Subordinated Notes were issued at discounts to yield of 9.625 percent and 11.0 percent, respectively, under the effective interest method. The Senior Notes and Senior Subordinated Notes contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

On October 3, 2006, we entered into the Senior Secured Credit Facility provided by a syndicate of banks and other financial institutions. The Senior Secured Credit Facility replaced our previously existing senior credit facility, for which we wrote-off  $3.0 million in deferred loan costs during 2006.  The Senior Secured Credit Facility provides for a term loan of $800.0 million, all of which was borrowed on October 3, 2006. The Senior Secured Credit Facility also provides for $375.0 million of revolving credit facilities. The commitments under the revolving credit facilities expire on October 3, 2011. The term loan facility will mature on October 3, 2013. The term loan will amortize at a rate of 1.00 percent of the original principal amount thereafter per annum on a quarterly basis for the first six years of the term of the loan, with the balance paid in full from equal quarterly installments in the seventh year. Based on this amortization schedule, the term loan will be reduced by approximately $6.5 million in 2007.

The interest rate for the Senior Secured Credit Facility is the adjusted U.S. London Interbank Offered Rate or LIBOR, plus 2.0 percent per annum or the administrative agent bank’s annual base rate (“ABR”) plus 1.0 percent per annum, and following delivery of financial information for the quarter ended December 31, 2006, the applicable margin for the loans under the revolving credit facilities will be set at a per annum rate determined by reference to a pricing grid based on our total leverage ratio. At our discretion, the Senior Secured Credit Facility provides for us to borrow using the U.S. Prime Rate.  The facility commitment fee at December 31, 2006 was 0.5% of the unused amount. For 2006, 2005 and 2004 the average interest rates for the revolving credit facility were 4.47 percent, 4.58 percent and 4.56 percent, respectively. The interest rate for the revolving credit facility as of December 31, 2006, was 9.25 percent. The interest rate on the term loan as of December 31, 2006, was 7.35 percent.

The Senior Secured Credit Facility contains customary affirmative and negative covenants, including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments. In addition, the Senior Secured Credit Facility contains financial covenants requiring compliance with both a minimum interest coverage ratio and a maximum leverage ratio. On March 14, 2007, we entered into an amendment to our Senior Secured Credit Facility, which temporarily waives our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. These covenants are subject to customary exceptions and step-downs. The Senior Secured Credit Facility also contains customary events of default. Debt under the Senior Secured Credit Facility is secured by substantially all of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

From October 3, 2006 to December 31, 2006, we were able to reduce the tranche B term loan by $151.6 million. Debt was further reduced by the sale of RBS China, which resulted in the elimination of the RBS China debt of $28.2 million. These reductions in debt were slightly offset by an increase in borrowings under the revolving credit facilities of $25.9 million.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.   LONG-TERM DEBT (Continued)

Under the Senior Secured Credit Facility and the indentures related to the 7.125 percent, 9.50 percent and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Giving effect to the waiver described above, we were in compliance with all necessary financial covenants under our Senior Secured Credit Facility at December 31, 2006.

Scheduled maturities of long-term debt outstanding at December 31, 2006, are $6.6 million in 2007, $6.4 million in 2008, $23.4 million in 2009, $6.3 million in 2010, $32.1 million in 2011, and $1,434.6 million thereafter. However, of our long-term debt, $25.9 million was additionally classified as current as a result of our ability and intent to repay such amount of our revolving credit facility in the next year. Cash payments for interest during the years ended December 31, 2006, 2005, and 2004, were $23.1 million, $19.1 million, and $21.6 million, respectively.

11.   COMMITMENTS AND CONTINGENCIES

Leases.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. Future minimum payments under these non-cancelable operating leases as of December 31, 2006, are $27.4 million in 2007, $19.1 million in 2008, $15.1 million in 2009, $9.3 million in 2010, $5.4 million in 2011 and $11.2 million thereafter. Total lease expense was approximately $26.2 million, $23.1 million and $19.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Lease expense is recognized on a straight line basis.

Letters of Credit.   As of December 31, 2006 and 2005, we had outstanding letters of credit totaling approximately $99.9 million and $25.6 million, respectively. Of these amounts, $99.9 million and $7.8 million reduced the availability under our revolving credit facility as of December 31, 2006 and 2005, respectively. These letters of credit, which have terms from one month to one year, provide additional security for the payment of a loan and financial assurance to states for environmental closure, post-closure costs, and potential third party liability awards.

Purchase Commitments.   We have long-term raw material purchase agreements with variable and fixed payments through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, of which we have capitalized $107.2 million and $112.9 million as of December 31, 2006 and 2005, respectively, in the accompanying consolidated balance sheets. We amortize these advances based on the physical delivery from the manufacturer to our plants. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are not in excess of market prices and are designed to assure a source of supply and are not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the raw materials under these purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for them under the normal purchase provisions of SFAS No. 133 and its amendments. The aggregate amounts of the fixed and determinable portion of the required payments under the agreements are $11.9 million for 2007 and $5.4 million for the year 2008. The aggregate amount of payments made under

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   COMMITMENTS AND CONTINGENCIES (Continued)

the agreements for purchases in 2006, 2005 and 2004 were $190.0 million, $235.5 million and $108.3 million, respectively.

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

Legal Proceedings.   In October 2004 the United States Environmental Protection Agency (“USEPA”) notified us that we have been identified as a PRP for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency’s willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

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

On October 3, 2006, we acquired Royal Group, which is subject to several pending investigations and pending and threatened lawsuits, including the following:

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

In October 2005, Royal Group advised the OSC staff, the RCMP and the SEC staff of emails and documents authored by a former finance employee of Royal Group that relate to certain financial

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   COMMITMENTS AND CONTINGENCIES (Continued)

accounting and disclosure matters. Royal Group understands that the SEC staff made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

Royal Group and certain of its former officers and former Board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York (instituted in December 2004) and the Ontario Superior Court of Justice (instituted February 24, 2006) brought by Royal Group shareholders and additional suits have been threatened. These cases have been consolidated as In re Royal Group Technologies Securities Litigation. These class actions include allegations of non-disclosure of certain related party transactions and were amended in connection with the matters described in the preceding paragraph.

Royal Group has entered into a stipulation and agreement of settlement with the lead and representative plaintiffs in the consolidated cases after a mediation process among the parties. It is a condition to the settlement that the U.S. and Canadian actions be settled contemporaneously. Under the terms of the global settlement, subject to the approval of both the U.S. and Canadian courts, Royal Group will make a payment of C$9 million in cash or ($7.7 million based on the exchange rate as of December 31, 2006), which will be paid into escrow within 5 business days of the execution of the stipulation and agreement. The settlement remains conditioned, among other things, on receipt of all required court approvals. Although the settlement agreement has been entered into among the parties, there can be no assurance at this time that all conditions to the agreement will be satisfied. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

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

There can be no assurance that the damages, liabilities and costs we will incur in respect of each of the foregoing investigations, lawsuits or claims related to Royal Group will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows may be adversely affected in a material respect.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Environmental Regulation.   Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the USEPA and comparable state agencies and Canadian federal and provincial agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances.

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

11.   COMMITMENTS AND CONTINGENCIES (Continued)

informed us of the agency’s willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

Subsequent to the close of the fourth quarter of 2006, we voluntarily disclosed possible noncompliance with certain provisions of the Toxic Substances Control Act (TSCA) to USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we believe our voluntary disclosures will qualify us for substantially reduced penalties. In any event, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   COMMITMENTS AND CONTINGENCIES (Continued)

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

Although we are not aware of any significant environmental liabilities associated with Royal Group, should any arise,  we would have no third party indemnities for environmental liabilities including liabilities resulting from Royal Group’s operations prior to our acquisition of the company.

12.   RELATED PARTY TRANSACTIONS

Joint Ventures.   Our joint ventures are accounted for using the equity method. We own a 50 percent interest in PHH Monomers, LLC (“PHH”), a manufacturing joint venture with PPG Industries, Inc., (“PPG”), to produce VCM. We receive 50 percent of the VCM production of PHH and consume the majority of the production to produce vinyl resins. Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We purchase our share of the raw materials and pay 50 percent of the processing costs for the right to 50 percent of the VCM production of PHH. PHH has capacity to produce 1.15 billion pounds. The chlorine needs of the PHH facility are supplied via pipeline, under a long-term market price based contract with PPG. PHH is an integral part of our manufacturing operations. At December 31, 2006 and 2005, our investment in PHH was $15.5 million and $18.6 million, respectively, which represents 50 percent of the property, plant and equipment of the PHH production facility, and is included in other long-term assets.

In connection with our acquisition of Royal Group, we acquired investments in building product joint ventures, with an estimated fair value of $12.1 million at December 31, 2006. We own a 50 percent interest in several manufacturing joint ventures in the window and door profiles business. We sell raw materials to these joint ventures at market prices. Sales of materials to these joint ventures from October 3, 2006 to December 31, 2006 were approximately $6.5 million. As of December 31, 2006 our net investment in these manufacturing joint ventures was $6.1 million.

At December 31, 2006 and 2005 we had $6.7 million and $4.7 million, respectively, of liabilities due to these related parties included in accounts payable. At December 31, 2006 and 2005 we had $2.2 million and $5.1 million, respectively, of receivables due from these related parties included in accounts receivable.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   RELATED PARTY TRANSACTIONS (Continued)

Our equity in earnings (losses) from these joint ventures was not material for the years ended December 31, 2006, 2005, and 2004.

13.   STOCKHOLDERS’ EQUITY

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

14.   STOCK-BASED COMPENSATION

Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 4,500,000 shares of our common stock to employees and non-employee directors. As of December 31, 2006, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, stock options and the employee stock purchase plan, which are described below.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   STOCK-BASED COMPENSATION (Continued)

Stock Options.   Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. A summary of stock option activity under all plans during 2006, is as follows:

	Year ended December 31, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2006	1,632,608		$30.47
Granted	351,996		28.91
Exercised	(18,366)		21.40
Forfeited	(15,748)		43.46
Expired	(3,667)		47.44
Outstanding on December 31, 2006	1,946,823	5.9 years	$30.14	$581
Vested or expected to vest at December 31, 2006	1,935,421	5.9 years	$30.08	581
Exercisable on December 31, 2006	1,307,059	4.7 years	$27.23	$581
Shares available on December 31, 2006 for options that may be granted	757,423

The weighted-average grant date fair value of options granted during 2006, 2005 and 2004 was $10.21, $19.35 and $12.09, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $0.1 million, $3.1 million and $14.9 million, respectively. The intrinsic value is calculated as the difference between the market value on exercise date and the exercise price of the shares. The following table summarizes information about stock options at December 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$15.44 to $25.00	606,078	$19.58	5.04 years	606,078	$19.58
$25.01 to $35.00	875,545	28.48	6.74 years	429,904	28.41
$35.01 to $45.00	163,000	35.25	1.11 years	163,000	35.25
$45.01 to $53.38	302,200	53.38	8.07 years	108,077	53.38
Total $15.44 to $53.38	1,946,823	$30.14	5.94 years	1,307,059	$27.23

Employee Stock Purchase Plan.   Our stockholders have approved a qualified employee stock purchase plan (“ESPP”), which allows employees to acquire shares of common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 15 percent of an employee’s base salary. In connection with this stock purchase plan, 62,072 shares of common stock are reserved for future issuances. Under this plan 169,368, 125,075 and 131,198 shares of common stock were issued at $16.54, $25.95 and $24.71 per share during 2006, 2005 and 2004, respectively. The ESPP was discontinued in 2007.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   STOCK-BASED COMPENSATION (Continued)

Stock-based Compensation related to Stock Option and ESPP Plan.   The fair value of stock options granted and the ESPP shares for 2006 has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model are as follows:

	Year ended December 31, 2006
	ESPP	Stock option grants
Assumptions
Risk-free interest rate	4.85%	4.82%
Expected life	1.0 year	4.5 years
Expected volatility	44%	39%
Expected dividend yield	1.05%	1.11%

Compensation expense, net of tax, for 2006 from stock options and ESPP shares was approximately $4.4 million. No compensation expense was recognized for our stock option plans or our ESPP for 2005 and 2004.

Restricted and Deferred Stock.   During 2006, 2005 and 2004, we granted 136,902, 116,375 and 113,625 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. During 2006, 2005 and 2004, 35,457, 33,550 and 21,166 shares of restricted stock, respectively, were surrendered in satisfaction of required minimum tax withholding obligations. A summary of restricted and deferred stock units and related changes therein is as follows:

	Year ended December 31, 2006
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2006	225,441		$38.99
Granted	136,902		28.70
Vested	(105,378)		33.34
Forfeited	(2,055)		39.09
Outstanding on December 31, 2006	254,910	1.5 years	35.80	$4,922
Vested or expected to vest at December 31, 2006	250,221	1.5 years	35.73	$4,832

The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during 2006, 2005 and 2004 was $28.70, $52.81 and $27.11, respectively, which is

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   STOCK-BASED COMPENSATION (Continued)

based on the stock price as of the date of grant. The total intrinsic value of restricted and deferred stock units that vested during the years ended December 31, 2006, 2005 and 2004 was $3.1 million, $5.2 million and $1.9 million, respectively.

Compensation expense, net of tax, for 2006, 2005 and 2004, from restricted stock units, restricted stock and deferred stock units was $3.6 million, $2.6 million and $2.0 million, respectively.

Nonvested shares.   A summary of the status of the nonvested share activity under all plans is as follows:

	Year ended December 31, 2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested on January 1, 2006	837,092	$21.65
Granted	488,898	15.39
Vested	(421,846)	19.23
Forfeited and expired	(21,470)	43.72
Nonvested on December 31, 2006	882,674	$19.41

As of December 31, 2006, we had approximately $6.9 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of less than two years. The total fair value of shares vested during 2006, 2005 and 2004, was $8.1 million $5.5 million and $4.5 million, respectively.

15.   EMPLOYEE RETIREMENT PLANS

We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately $8.5 million, $7.8 million, and $10.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.  These plans are discussed below.

Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts. We had 401k expense of approximately $5.8 million, 4.6 million, and $4.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.  In addition, about one third of our employees are covered by defined benefit plans for which the benefits are based on years of service and the employee’s compensation or for which the benefit is a specific monthly amount for each year of service. We use a measurement date of December 31 for our pension and other postretirement plans. We sponsor a postretirement health care plan, which covers employees at our manufacturing facility in Sarnia, Ontario.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost are to be recognized in accumulated other comprehensive income, net of tax effects, until they

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   EMPLOYEE RETIREMENT PLANS (Continued)

are amortized as a component of net periodic cost. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. The incremental effect of adopting SFAS No. 158 is summarized below:

In Thousands	Before Adopting SFAS No. 158	Adjustments to Adopt SFAS No. 158	After Adopting SFAS No. 158
Assets
Noncurrent benefit asset	$23,223	$(4,990)	$18,233
Intangible asset	22	(22)	—
Deferred tax asset	(99)	(1,528)	(1,627)
Liabilities
Current benefit liability	—	438	438
Noncurrent benefit liability	9,035	(1,333)	7,702
Shareholders’ equity
Accumulated other comprehensive loss	$(170)	$(2,589)	$(2,759)

Benefit Obligations.   The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	Pension Benefits		Other Postretirement Benefits
In Thousands	2006	2005	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$93,764	$83,871	$—
Service cost	3,798	3,396	22
Interest cost	5,689	5,292	34
Actuarial (gain)/loss	(6,235)	3,413	—
Exchange rate loss	(266)	—	(104)
Gross benefits paid	(2,480)	(2,208)	(5)
Plan amendments	1,022	—	—
Acquisitions	21,925	—	2,719
Benefit obligation, end of year	$117,217	$93,764	$2,666
Accumulated benefit obligation, end of 2006 and 2005	$106,612	$83,931	—

The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2006 and 2005, respectively, and based on employee service and compensation prior to the applicable date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. Other postretirement benefits represent benefit plans that were assumed in connection with the Royal Group acquisition on October 3, 2006. Prior to October 3, 2006, we did not have any other postretirement plans.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   EMPLOYEE RETIREMENT PLANS (Continued)

Plan Assets.   The reconciliation of the beginning and ending balances of the fair value of plan assets were as follows:

	Pension Benefits		Other Postretirement Benefits
In Thousands	2006	2005	2006
Change in Plan Assets
Fair value of plan assets, beginning of year	$94,448	$84,811	$—
Actual return on plan assets	13,276	6,748	—
Exchange rate loss	(221)	N/A	—
Employer contribution	730	5,097	5
Gross benefits paid	(2,480)	(2,208)	(5)
Acquisitions	24,222	—	—
Fair value of plan assets, end of year	$129,975	$94,448	$—

Funded Status.   The funded status of the plans, reconciled to the amounts reported on the balance sheets follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
In Thousands	2006	2005	2006
Funded status, end of year:
Fair value of plan assets	$129,975	$94,448	$—
Benefit obligations	117,217	93,764	2,665
Funded status	12,758	684	(2,665)
Unrecognized net actuarial (gain)/loss	—	12,917	—
Unrecognized prior service (credit)/cost	—	2,114	—
Unrecognized transition (asset)/obligation	—	295	—
Amount recognized, end of year	$12,758	$16,010	$(2,665)
Amounts recognized in the balance sheets consist of:
Noncurrent asset	$18,233	N/A	$—
Current liability	(419)	N/A	(18)
Noncurrent liability	(5,056)	N/A	(2,646)
Prepaid benefit cost	—	21,041	—
Accrued benefit cost	—	(5,030)	—
Additional minimum liability	—	(357)	—
Intangible asset	—	44	—
Accumulated other comprehensive income	—	312	—
	$12,758	$16,010	$(2,665)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,552	—	$—
Prior service cost	2,753	—	—
Transition obligation	81	—	—
	$4,386	N/A	$—

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   EMPLOYEE RETIREMENT PLANS (Continued)

Net Periodic Cost.   The amount of net periodic benefit cost recognized includes the following components:

	Pension Benefit Year Ended December 31,			Other Postretirement Benefits
In Thousands	2006	2005	2004	Year Ended December 31, 2006
Components of periodic benefit cost:
Service cost	$3,798	$3,396	$3,021	$21
Interest cost	5,689	5,292	4,852	34
Expected return on assets	(8,187)	(7,133)	(5,535)	—
Amortization of:
Transition obligation	214	214	223	—
Prior service cost	382	305	278	—
Actuarial gain	66	333	34	—
Curtailment charge	—	—	68	—
Settlement credit	(18)	—	(287)	—
Total net periodic benefit cost	$1,944	$2,407	$2,654	$55

Additional Information.   At December 31, 2006 and 2005 the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Accumulated Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,		Projected Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,
In Thousands	2006	2005	2006	2005
End of year:
Projected benefit obligation	$4,453	$4,790	$11,317	$4,790
Accumulated benefit obligation	4,453	4,790	4,453	4,790
Fair value of plan assets	—	—	5,842	—

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   EMPLOYEE RETIREMENT PLANS (Continued)

Assumptions.   Our major assumptions used to determine benefit obligations for our pension plans are presented as weighted-averages:

	Pension Benefits		Other Postretirement Benefits
In Thousands	2006	2005	2006
Weighted-average assumptions used todetermine benefit obligation at end of year:
Discount rate	5.94%	5.75%	5.00%
Rate of compensation increase	4.17%	4.26%	3.75%
Health care cost trend rate
Initial rate	—	—	11.00%
Ultimate rate	—	—	6.00%
Years to ultimate	—	—	5 years
Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	—	—	231
Decrease	—	—	(223)

Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected return on plan assets	8.23%	8.50%	8.75%
Rate of compensation increase	4.24%	4.31%	4.31%

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

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   EMPLOYEE RETIREMENT PLANS (Continued)

The expected long-term rate of return on plan assets was changed from 8.25 percent to 8.00 percent as of December 31, 2006. The asset allocations for our pension plans at the end of 2006 and 2005 and the target allocation for 2006, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2007	2006	2005
Equity Securities	70 - 80%	76.6%	76.8%
Debt Securities	20 - 25%	20.5%	17.3%
Real Estate	0 - 5%	1.4%	0.5%
Other	0 - 5%	1.5%	5.4%
	100%	100.0%	100.0%

Equity securities do not include any of our common stock at the end of 2006 and 2005.

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

Employer contributions include direct benefits paid under all pension plants of $0.5 million and $0.6 million from employer assets in 2006 and 2005.

Expected Cash Flows.   We expect to make contributions to the plan trust for all pension plans of $0.9 million during 2007. Our expected contribution in the form of direct benefit payments for 2007 is approximately $0.5 million for all pension plans. Expected benefit payments for all pension plans are as follows:

In Thousands	Pension Benefits	Other Postretirement Benefits
Expected benefit payments:
2007	$3,082	$18
2008	3,522	25
2009	4,024	29
2010	4,564	34
2011	5,130	39
2012-2016	35,814	318

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.   INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
In Thousands	2006	2005	2004
Current income taxes:
Federal	$36,516	$52,829	$49,556
State	4,088	9,093	6,742
Foreign	2,211	—	—
Total current	42,815	61,922	56,298
Deferred income taxes:
Federal	8	(9,560)	4,034
State	(954)	(5,507)	536
Foreign	(12,193)	—	—
Total deferred	(13,139)	(15,067)	4,570
Provision for income taxes	$29,676	$46,855	$60,868

Income tax expense attributable to U.S. income of $116,426 and foreign loss of ($38,158) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended December 31,
In Thousands	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.6	2.8	2.8
Difference between U.S. and foreign tax rates	1.0	—	—
Extraterritorial income exclusion	(1.1)	(1.0)	(1.0)
Manufacturing deduction	(1.9)	(1.2)	—
Non-deductible compensation	0.6	0.4	0.7
Percentage depletion	(0.7)	(0.4)	(0.4)
State legislation changes	—	(1.5)	—
Tax loss on disposition of subsidiary	(3.1)	—	—
Income tax contingencies	2.8	—	—
Other, net	2.6	(1.2)	(0.6)
Effective income tax rate	37.8%	32.9%	36.5%

Cash payments for income taxes during 2006, 2005, and 2004 were $65.2 million, $51.8 million and $61.3 million, respectively.

Our overall effective income tax rate increased from 32.9 percent for the year ended December 31, 2005, to 37.8 percent for the year ended December 31, 2006, primarily due to differences between U.S. and foreign tax rates and an increase in tax contingencies related to the Royal Group acquisition offset by the tax benefit on the disposition of a subsidiary and the benefit of the domestic manufacturing deduction.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.   INCOME TAXES (Continued)

Our net deferred tax liability consisted of the following major items:

	December 31,
In Thousands	2006	2005
Deferred tax assets:
Receivables	$1,782	$914
Inventories	228	1,673
Vacation	1,658	1,685
Currency translation adjustment	3,745	—
Foreign currency loss	8,817	—
Net operating loss carryforwards	70,344	—
Employee compensation	8,486	—
Accrued liabilities	14,453	—
Tax credits	7,053	3,550
Spare parts inventories	1,739	1,764
Environmental	1,436	1,700
Other	795	2,646
Valuation allowance	(7,728)	—
Total deferred tax assets	112,808	13,932
Deferred tax liability:
Property, plant and equipment	(132,217)	(98,279)
Intangible assets	(34,461)	(13,047)
Pension	(3,942)	(4,558)
Other	—	(916)
Total deferred tax liability	(170,620)	(116,800)
Net deferred tax liability	$(57,812)	$(102,868)

As of December 31, 2006, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carryovers. The Company’s foreign NOLs principally relate to its operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2006, and the years in which they will expire in varying amounts are as follows (In thousands):

Jurisdiction	NOL amount	Year of expiration
U.S. federal	$86,790	2010 - 2026
U.S. state	3,956	2018 - 2026
Canada federal	130,884	2010 - 2026
Canada provincial	Up to $133,471	2011 - 2026

The U.S. federal and state NOL carryforwards as of December 31, 2006, principally relate to NOLs acquired in connection with the acquisition of Royal Group on October 3, 2006. In connection with this acquisition, we placed a valuation allowance of $3.9 million on certain U.S. state  NOL carryovers. Should these deferred tax assets be realized in the future, the resulting tax benefit will be allocated to reduce

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.   INCOME TAXES (Continued)

goodwill and other noncurrent intangibles assets. Our ability to reduce future taxable income through the utilization of the NOLs acquired is subject to the change in ownership restrictions under Internal Revenue Code Section 382. We do not expect our U.S. federal and state NOLs to expire, notwithstanding the change in ownership restrictions.

As of December 31, 2006, we had U.S. federal, state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows (in thousands):

Jurisdiction	Tax credit amount	Year of expiration
U.S. federal foreign tax credit	$774	2016
U.S. state	3,066	No expiration
Foreign investment tax credit	3,213	2008 - 2016

The foreign investment tax credit includes approximately $3.1 million of foreign investment tax credits that were recorded as a result of the company’s acquisition of Royal Group Technologies, Ltd. The balance of the foreign investment tax credits were earned during the period from the acquisition date through December 31, 2006.

Under APB Opinion No. 23, “Accounting for Income Taxes—Special Areas,” we are permanently reinvested with respect to earnings of our foreign subsidiaries. Accordingly, we record a deferred tax liability with respect to the tax effect of repatriating the earnings of our foreign subsidiaries. As a result of losses with respect to our foreign jurisdictions, we did not record any additional deferred tax liability with respect to the earnings of our foreign subsidiaries for the period ending on December 31, 2006.

We accrue for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statute of limitations, interest and settlements and additional uncertainties. As of December 31, 2006 and 2005, we had tax contingency reserves of $88.3 million and $3.8 million, respectively. The $84.5 million increase in the tax contingency reserve in 2006 is primarily due to the acquisition of Royal Group, and more specifically the Quebec Trust retroactive legislation enacted during 2006.

The Quebec National Assembly recently passed into law Bill 15 to amend the Quebec Taxation Act and other legislative provision. Bill 15 includes retroactive changes to the Quebec Taxation Act that will have the impact of creating Quebec taxable income for Royal Group for prior years. Over the last several years, Royal Group established structures that used a Quebec Trust to minimize overall tax liabilities in consultation with their tax advisors. Bill 15 has eliminated the ability to use the Quebec Trust structure. We continue to negotiate with the Province of Quebec to reach a settlement on this issue and have challenged their assessments. As of December 31, 2006, we have reserved $35.8 million related to the Quebec Trust. A change in our assumptions used to develop our tax contingency reserve could significantly impact our effective tax rate and our results of operations.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates, foreign currency exchange rates and commodity prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets. We do not enter into derivative financial instruments for trading purposes.

The fair values of derivatives used to hedge or modify our risks fluctuate over time. We do not view these fair value amounts in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transaction or other exposures. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices.

We recognize all derivative instruments as either assets or liabilities in our consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depend on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, we must designate the instrument as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation, depending on the exposure being hedged.

Raw Materials and Natural Gas Price Risk Management.   The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may or may not enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At December 31, 2006 and 2005, we had no raw material or natural gas forward swap contracts outstanding.

Interest Rate Risk Management.   We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At December 31, 2006, we had interest rate swaps as a liability of $1.1 million designated as cash flow hedges of underlying floating rate debt obligations. These hedges had various expiration dates in 2008 through 2009. At December 31, 2005, we had no interest rate swap agreements outstanding. The effective portion of the mark-to-market effects of our cash flow hedge instruments was recorded in AOCI until the underlying interest payment affect income. The unrealized amounts in AOCI will fluctuate based

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

on changes in the fair value of open contracts at the end of each reporting period. During 2006, 2005, and 2004, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

Foreign Currency Risk Management.   Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. At December 31, 2006 and 2005, we had no forward contracts, options and cross-currency swaps to buy, sell or exchange foreign currencies.

Royal Group Canadian Dollar Hedge.   In connection with our Royal Group acquisition, we entered into forward contracts for $1.5 billion Canadian dollars to hedge the purchase price of the acquisition, which was in Canadian dollars. For the year ended December 31, 2006, we realized losses of $20.8 million related to these Canadian dollar forward contracts. Settlement of these Canadian dollar forward contracts took place during the three months ended December 31, 2006.  At December 31, 2006, we had no outstanding Canadian dollar forward contracts.

18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses long-term debt, and interest rate swap contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of such instruments. The carrying amounts of our senior credit facility and other financial instruments approximate the fair value due to the floating market interest rates to which the respective agreements are subject. The fair values of our 7.125 percent senior notes, our 9.5 percent senior notes, our 10.75 percent senior subordinated notes and our interest rate swap contracts were, based on quoted market interest rates that are or were currently available to us for issuance of long-term debt and interest rate swap contracts with similar terms and remaining maturities.

The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt and interest rate swaps as of December 31, 2006 and 2005:

	December 31,
	2006		2005
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
7.125% senior notes due 2013	$100,000	$90,000	$100,000	$102,625
9.5% senior notes due 2014	496,591	490,000	—	—
10.75% senior subordinated notes due 2016	197,028	191,500	—	—
Derivative instruments:
Interest rate swap contracts	(1,148)	(1,148)	—	—

19.   SEGMENT INFORMATION

In connection with the acquisition of Royal Group, we reassessed how we internally report our financial information. We have identified four reportable segments through which we conduct our

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19.   SEGMENT INFORMATION (Continued)

operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflect the organization used by our management for purposes of allocating resources, and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. Through the Royal Group acquisition, we acquired vinyl resin, vinyl compound and compound additives manufacturing facilities. These manufacturing operations are very similar to our legacy chlorovinyl manufacturing facilities. Therefore, we have aggregated these manufacturing operations with our chlorovinyls reportable segment. In addition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments, window and door profiles and mouldings products; and outdoor building products, which includes the following products: siding, pipe and pipe fittings, deck, fence and rail products, and outdoor storage buildings. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, costs of our receivables securitization program and income and expense items reflected as “other income (expense)” on our consolidated statements of income. Transactions between operating segments are valued at market-based prices. The revenues generated by these transfers are provided in the following table.

Identifiable assets consist of plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables, data processing equipment and prepaid pension costs.  The accounting polices of the reportable segments are the same as those described in note 2, “Summary of Significant Accounting Polices.”

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19.   SEGMENT INFORMATION (Continued)

Segments

In Thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Unallocated and Other		Total
Year Ended December 31, 2006:
Net sales	$1,642,782	$559,116	$117,029	$108,916	$—		$2,427,843
Intersegment revenues	60,760	—	1,786	1,914	—		64,460
Operating income (loss)	238,792	(17,230)	(5,946)	(17,186)	(42,309)		156,121
Loss from discontinued operations, net of a tax
Depreciation and amortization	57,630	7,083	11,222	4,479	4,605		85,019
Capital expenditures	70,315	2,545	13,772	1,631	2,507		90,770
Total assets	1,221,540	96,527	713,231	311,858	115,071		2,458,227
Year Ended December 31, 2005:
Net sales	$1,592,749	$680,970	$—	$—	$—		$2,273,719
Operating income (loss)	202,555	(10,453)	—	—	(29,337	)(1)	162,765
Depreciation and amortization	52,584	6,967	—	—	3,550		63,101
Capital expenditures	28,311	2,635	—	—	1,098		32,044
Total assets	807,873	99,386	—	—	93,694		1,000,953
Year Ended December 31, 2004:
Net sales	$1,452,404	$753,835	$—	$—	$—		$2,206,239
Operating income (loss)	165,910	50,556	—	—	(26,043	)(1)	190,423
Depreciation and amortization	51,345	7,408	—	—	5,801		64,554
Capital expenditures	18,326	3,138	—	—	1,977		23,441
Total assets	725,712	135,105	—	—	103,013		963,830

(1)          Includes shared services, administrative and legal expenses, along with the cost of our receivables securitization program.

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Geographic Areas

Sales are attributable to geographic areas based on customer location and are as follows for the years ended December 31, 2006, 2005, and 2004.

	Year Ended December 31,
In Thousands	2006	2005	2004
Net sales:
United States	$2,081,671	$1,939,832	$1,822,822
Foreign	346,172	333,887	383,417
Total	$2,427,843	$2,273,719	$2,206,239

Export sales were approximately 16 percent, 15 percent and 17 percent of our sales for the years ended December 31, 2006, 2005 and 2004, respectively. Based on destination, the principal international markets we serve are Europe, Canada, and South and Central America. Net sales to Canada were 9 percent of total sales in 2006. No sales to any one country were greater than five percent of total net sales in 2005 and 2004.

Long-lived assets are attributable to geographic areas based on asset location. Long-lived assets by geographic area as of December 31, 2006 and 2005 are as follows.

	December 31,
In Thousands	2006	2005
Long-lived assets:
United States	$591,518	$401,412
Foreign	431,486	—
Total	$1,023,004	$401,412

Net assets are attributable to geographic areas based on the location of the legal entity. Net assets by geographic locations are as follows:

	December 31,
In Thousands	2006	2005
Net assets:
United States	$432,632	$363,012
Foreign	(39,109)	—
Total	$393,523	$363,012

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated:

In Thousands, Except Per Share Data*	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
2006
Net sales	$567,873	$602,159	$576,288	$681,538
Gross margin	78,988	92,569	62,886	40,827
Operating income (loss)	58,775	75,352	44,187	(22,194)
Income (loss) from continuing operations	33,681	39,390	22,661	(43,930)
Loss from discontinued operations	—	—	—	(3,263)
Net income (loss)	33,681	39,390	22,661	(47,193)
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.99	1.16	0.66	(1.28)
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	0.99	1.16	0.66	(1.38)
Diluted earnings (loss) per share
Income (loss) from continuing operations	0.98	1.15	0.66	(1.28)
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	0.98	1.15	0.66	(1.38)
Dividends per common share	0.08	0.08	0.08	0.08
2005
Net sales	$645,409	$584,162	$525,223	$518,925
Gross margin	82,310	35,109	60,339	46,451
Operating income	66,460	20,494	43,422	32,390
Net income	38,743	10,169	27,933	18,658
Basic earnings per share	1.15	0.30	0.82	0.55
Diluted earnings per share	1.13	0.30	0.82	0.55
Dividends per common share	0.08	0.08	0.08	0.08

*                    Totaling quarterly data for 2006 and 2005 may differ from the annual audited consolidated income statements due to rounding.

(1)          The second quarter of 2005 includes an unfavorable impact of $0.50 per diluted share due to both our planned and unplanned plant outages. Also included is a loss on foreign exchange forward contracts used to effectively hedge the purchase price of Royal Group of $11.4 million. See note 18.

(2)          The third quarter of 2005 includes favorable income tax adjustments of $0.09 per diluted share as well as a negative impact of $0.24 per diluted share related to the operational disruptions caused by Hurricanes Katrina and Rita. Also included is a loss on foreign exchange forward contracts used to effectively hedge the purchase price of Royal Group of $4.5 million. See note 18.

(3)          The fourth quarter of 2006 includes the acquisition of Royal Group, which was accounted for under the purchase method. Therefore, the results of Royal Group from the date of acquisition, October 3, 2006, through December 31, 2006 are included. In addition, we recorded additional costs of sales of $18.0 million as a result of valuing Royal Group’s inventory at fair value as of the date of acquisition in compliance with generally accepted accounting standards related to business combinations. Also

Georgia Gulf Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

included is a loss on foreign exchange forward contracts used to effectively hedge the purchase price of Royal Group of $5.0 million. See note 18. The Fourth Quarter of 2005 includes an unfavorable impact of approximately $0.22 per diluted share due to operational disruptions caused by Hurricane Rita.

21. SUBSEQUENT EVENTS

In January 2007, we sold the operations of our captive trucking business to a large transportation services company. Following this sale the purchaser has agreed to provide us with transportation agency and management services for our building products operations. Also in January 2007, we sold certain assets of our U.S. window coverings operations and in February of 2007, we sold certain assets of our Canadian window coverings operations, as well as certain assets of our Mexican window coverings operations. Also in February 2007, we sold our  interest in our Colombian operations. In March 2007, we sold most of the remaining Canadian and U.S. window coverings operations and sold seven of our other Canadian facilities, four of which we have agreed to leaseback on a long-term basis.

On March 14, 2007 we amended our Senior Secured Credit Facility to temporarily waive compliance with our interest coverage ratio for the year ended December 31, 2006, through May 31, 2007. See Note 10 for further discussion regarding the amendment and waiver.

22. SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, and Royal Plastics Group (USA) Limited and its subsidiaries, some of our wholly owned subsidiaries (the Guarantor Subsidiaries). The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the Non-Guarantor Subsidiaries). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Provisions in our senior credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2006

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$11,400	$(1,759)	$—	$9,641
Receivables, net	122,899	155,380	237,883	(278,666)	237,496
Inventories	—	196,231	146,432	(3,258)	339,405
Prepaid expenses	20,298	(3,363)	11,396	1,246	29,577
Income tax receivable	6,762	30,381	—	—	37,143
Deferred income taxes	—	10,204	20,460	—	30,664
Current assets held-for-sale and of discontinued operations	—	3,269	7,811	—	11,080
Total current assets	149,959	403,502	422,223	(280,678)	695,006
Property, plant and equipment, net	166	591,352	431,486	—	1,023,004
Long-term receivables-affiliates	571,527	—	—	(571,527)	—
Goodwill		202,131	174,993	—	377,124
Intangibles, net	—	42,555	45,806	—	88,361
Other assets, net	37,565	148,917	22,056	(3,725)	204,813
Non-current assets held-for-sale	—	—	69,919	—	69,919
Investment in subsidiaries	1,253,533	164,864	—	(1,418,397)	—
Total assets	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227
Current portion of long-term debt	$32,400	$—	$95	$—	$32,495
Accounts payable	89,565	389,326	31,908	(295,517)	215,282
Interest payable	21,246	—	44	—	21,290
Accrued compensation	726	19,577	16,915	—	37,218
Income tax reserve	—	(7,874)	79,361	16,851	88,338
Other accrued liabilities	464	26,497	70,467	—	97,428
Total current liabilities	144,401	427,526	198,790	(278,666)	492,051
Long-term debt	1,465,639	—	—	—	1,465,639
Long-term payables—affiliates	—	3,724	571,526	(575,250)	—
Deferred income taxes	—	83,118	5,358	—	88,476
Other non-current liabilities	9,186	8,846	506	—	18,538
Total liabilities	1,619,226	523,214	766,180	(853,916)	2,064,704
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	344	451,490	304,943	(756,433)	344
Additional paid-in capital	94,046	60,374	107,349	(167,723)	94,046
Retained earnings	324,008	517,873	(11,252)	(506,622)	324,007
Accumulated other comprehensive loss, net of tax	(24,874)	370	(10,737)	10,367	(24,874)
Total stockholders’ equity	393,524	1,030,107	390,303	(1,420,411)	393,523
Total liabilities and stockholders’ equity	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2005

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$14,296	$2	$—	$14,298
Receivables, net	139,077	53,571	134,081	(208,536)	118,193
Inventories	—	195,628	—	—	195,628
Prepaid expenses	—	11,202	34	—	11,236
Income tax receivable	—	2,070	—	—	2,070
Deferred income taxes	—	5,091	—	—	5,091
Total current assets	139,077	281,858	134,117	(208,536)	346,516
Property, plant and equipment, net	173	401,239	—	—	401,412
Goodwill	—	77,720	—	—	77,720
Other assets, net	15,657	159,648	—	—	175,305
Investment in subsidiaries	419,400	116,230	—	(535,630)	—
Total assets	$574,307	$1,036,695	$134,117	$(744,166)	$1,000,953
Current portion of long-term debt	$—	$49,300	$—	$—	$49,300
Accounts payable	73,258	319,561	17,896	(208,536)	202,179
Interest payable	597	629	—	—	1,226
Accrued compensation	—	14,986	—	—	14,986
Income tax reserve	—	3,780	—	—	3,780
Other accrued liabilities	—	12,715	—	—	12,715
Total current liabilities	73,855	400,971	17,896	(208,536)	284,186
Long-term debt	129,339	100,000	—	—	229,339
Deferred income taxes	—	107,959	—	—	107,959
Other non-current liabilities	8,101	8,356	—	—	16,457
Total liabilities	211,295	617,286	17,896	(208,536)	637,941
Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	342	5	19	(24)	342
Additional paid-in capital	81,782	7,940	107,349	(115,289)	81,782
Unearned compensation	(5,377)	—	—	—	(5,377)
Retained earnings	286,265	411,464	8,853	(420,317)	286,265
Total stockholders’ equity	363,012	419,409	116,221	(535,630)	363,012
Total liabilities and stockholders’ equity	$574,307	$1,036,695	$134,117	$(744,166)	$1,000,953

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Year Ended December 31, 2006

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,352	$2,271,553	$182,367	$(38,429)	$2,427,843
Operating costs and expenses:
Cost of sales	—	2,001,271	158,730	(7,430)	2,152,571
Selling, general and administrative	26,919	78,229	41,744	(27,741)	119,151
Total operating costs and expenses	26,919	2,079,500	200,474	(35,171)	2,271,722
Operating income (loss)	(14,567)	192,053	(18,107)	(3,258)	156,121
Other income (expense):
Interest expense, net	(29,333)	(12,183)	(9,763)	—	(51,279)
Loss on foreign exchange derivative instruments and other	(21,543)	—	—	—	(21,543)
Equity in income of subsidiaries	89,239	(22,117)	—	(67,122)	—
Income before income taxes	23,796	157,753	(27,870)	(70,380)	83,299
Provision for income taxes	(24,743)	66,853	(9,368)	(1,245)	31,497
Income from continuing operations	48,539	90,900	(18,502)	(69,135)	51,802
Loss from discontinued operations, net of tax	—	(1,661)	(1,602)	—	(3,263)
Net income	$48,539	$89,239	$(20,104)	$(69,135)	$48,539

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Year Ended December 31, 2005

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,491	$2,273,718	$12,174	$(24,664)	$2,273,719
Operating costs and expenses:
Cost of sales	—	2,049,510	—	—	2,049,510
Selling, general and administrative	18,685	59,114	8,309	(24,664)	61,444
Total operating costs and expenses	18,685	2,108,624	8,309	(24,664)	2,110,954
Operating income (loss)	(6,194)	165,094	3,865	—	162,765
Other income (expense):
Interest expense, net	(3,440)	(16,967)	—	—	(20,407)
Equity in income of subsidiaries	101,966	3,876	—	(105,842)	—
Income before income taxes	92,332	152,003	3,865	(105,842)	142,358
Provision for income taxes	(3,171)	50,026	—	—	46,855
Net income	$95,503	$101,977	$3,865	$(105,842)	$95,503

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Year Ended December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,830	$2,206,239	$10,066	$(20,896)	$2,206,239
Operating costs and expenses:
Cost of sales	—	1,955,095	—	—	1,955,095
Selling, general and administrative	19,481	56,993	5,143	(20,896)	60,721
Total operating costs and expenses	19,481	2,012,088	5,143	(20,896)	2,015,816
Operating income (loss)	(8,651)	194,151	4,923	—	190,423
Other income (expense):
Interest expense, net	(5,617)	(18,046)	—	—	(23,663)
Equity in income of subsidiaries	114,953	4,935	—	(119,888)	—
Income before income taxes	100,685	181,040	4,923	(119,888)	166,760
Provision for income taxes	(5,207)	66,075	—	—	60,868
Net income	$105,892	$114,965	$4,923	$(119,888)	$105,892

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2006

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by continuing operations	$22,108	$193,822	$16,207	$22,589	$254,726
Net cash (used in) provided by discontinued operations	—	8,141	(3,648)	(8,642)	(4,149)
Net cash provided by operating activities	22,108	201,963	12,559	13,947	250,577
Investing activities:
Capital expenditures	(28)	(82,709)	(8,033)	—	(90,770)
Acquisition of Royal Group and related payments, net of cash acquired	—	5,529	(1,098,156)	17,231	(1,075,396)
Settlement of foreign exchange contracts	(20,843)	—	—	—	(20,843)
Contributions and advances to affiliates	(957,816)	(67,418)	5,567	1,019,667	—
Proceeds from sale of property, plant and equipment	—	22,234	83,858	—	106,092
Net cash used in investing activities	(978,687)	(122,364)	(1,016,764)	1,036,898	(1,080,917)
Financing activities:
Net change in revolving line of credit	(123,400)	—	—	—	(123,400)
Proceeds from notes payable to affiliates	(366,485)	66,805	1,351,161	(1,051,481)	—
Long-term debt proceeds	1,493,543	—	—	—	1,493,543
Long-term debt payments	(2,249)	(149,300)	(345,825)	—	(497,374)
Fees paid for bridge financing	(2,325)	—	—	—	(2,325)
Fees paid to issue debt	(35,103)	—	(2,917)	—	(38,020)
Proceeds from issuance of common stock	3,194	—	—	—	3,194
Tax benefits from employee share-based exercises	1,432	—	—	—	1,432
Purchase and retirement of common stock	(1,032)	—	—	—	(1,032)
Dividends	(10,996)	—	—	—	(10,996)
Net cash provided by (used in) financing activities	956,579	(82,495)	1,002,419	(1,051,481)	825,022
Effect of exchange rate changes on cash and cash equivalents	—	—	25	636	661
Net change in cash and cash equivalents	—	(2,896)	(1,761)	—	(4,657)
Cash and cash equivalents at beginning of year	—	14,296	2	—	14,298
Cash and cash equivalents at end of year	$—	$11,400	$(1,759)	$—	$9,641

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2005

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$106,653	$(35,505)	$(3)	$—	$71,145
Investing activities:
Capital expenditures	—	(32,044)	—	—	(32,044)
Proceeds from sale of property, plant and equipment	—	1,362	—	—	1,362
Net cash used in investing activities	—	(30,682)	—	—	(30,682)
Financing activities:
Net change in revolving line of credit	—	59,400	—	—	59,400
Long-term debt payments	(100,000)	—	—	—	(100,000)
Proceeds from issuance of common stock	5,943	—	—	—	5,943
Purchase and retirement of common stock	(1,681)	—	—	—	(1,681)
Dividends	(10,915)	—	—	—	(10,915)
Net cash (used in) provided by financing activities	(106,653)	59,400	—	—	(47,253)
Net change in cash and cash equivalents	—	(6,787)	(3)	—	(6,790)
Cash and cash equivalents at beginning of year	—	21,082	6		21,088
Cash and cash equivalents at end of year	$—	$14,295	$3	$—	$14,298

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2004

In Thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(16,525)	$152,496	$(4)	$—	$135,967
Investing activities:
Capital expenditures	(172)	(23,269)	—	—	(23,441)
Financing activities:
Net change in revolving line of credit	—	89,900	—	—	89,900
Long-term debt payments	—	(200,000)	—	—	(200,000)
Proceeds from issuance of common stock	27,948	—	—	—	27,948
Purchase and retirement of common stock	(602)	—	—	—	(602)
Dividends	(10,649)	—	—	—	(10,649)
Net cash provided by (used in) financing activities	16,697	(110,100)	—	—	(93,403)
Net change in cash and cash equivalents	—	19,127	(4)	—	19,123
Cash and cash equivalents at beginning of year	—	1,955	10	—	1,965
Cash and cash equivalents at end of year	$—	$21,082	$6	$—	$21,088

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.                CONTROLS AND PROCEDURES.

Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of December 31, 2006

Changes in Internal Control.   Except for the acquisition of Royal Group and the incorporation of Royal Group’s consolidated financial statements into our consolidation process, there have not been any changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Changes in Internal Control Subsequent to Fiscal Quarter Ended December 31, 2006.   As a result of the acquisition of Royal Group on October 3, 2006, we will have significant changes to our internal control over financial reporting during the year ended December 31, 2007. Pursuant to Section 404 of the U.S. Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to evaluate our internal control over financial reporting and to provide an assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting consists of procedures designed to provide reasonable assurance that transactions are properly authorized, recorded and reported, and assets are safeguarded against unauthorized or improper use. As permitted by the guidelines established by the SEC, the company elected to exclude the internal control over financial reporting of Royal Group from its assessment and reporting on the effectiveness of our internal control over financial reporting as of December 31, 2006. Although Royal Group is not yet required to be a part of our assessment and reporting on the effectiveness of our internal control over financial reporting, management has assessed significant deficiencies in its financial reporting structure as of December 31, 2006, including an accounting function that lacks clear organization and accountability, insufficient qualified accounting professionals, insufficient review and supervision and financial reporting systems that did not share a common platform and that require extensive manual interventions. In addition, management concluded that certain aspects of Royal Group’s disclosure controls and procedures need improvement, including the ability to produce financial statements on a timely basis.

We must ensure effective internal control over financial reporting for Royal Group’s operations and, in so doing we may identify additional areas requiring improvements. As the aforementioned control issues are remediated or, to the extent that internal control weaknesses that require remediation are identified, we may be required to incur expenditures or costs, which, if significant, could adversely affect our operating results. We have substantial effort ahead of us to complete the improvements and required management assessment regarding Royal Group’s internal control system and financial processes, information systems, assessment of control design, remediation of the deficiencies discussed above, and any other deficiencies that may arise out of this process. See Item 1A. “Risk Factors—Our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 is dependent upon our implementation of effective internal controls for Royal Group.”

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. Management has excluded from the scope of its assessment of internal control over financial reporting as of December 31, 2006, Royal Group Technologies Limited and their subsidiaries (“Royal Group”), which businesses were acquired on October 3, 2006 and whose financial statements reflect total assets constituting approximately 62.8 percent and revenues of approximately 9.5 percent of the company’s related consolidated financial statements as of and for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company’s management concluded that, as of December 31, 2006, the company’s internal control over financial reporting was effective based on those criteria.

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

March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Georgia Gulf Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Royal Group Technologies Limited which was acquired on October 3, 2006 and whose financial statements constitute -25.3 percent and 62.8 percent of net and total assets, respectively, 9.5 percent of revenues, and 40.2 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Royal Group Technologies Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 30, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of statement of Financial Accounting Standards No. 123 (R), Share-Based Payments, on January 1, 2006, and the recognition and related disclosure provisions of statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 30, 2007

Item 9B.   OTHER INFORMATION.

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information set forth under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the Annual Meeting of Stockholders to be held May 15, 2007, are hereby incorporated by reference in response to this item.

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

Our President and Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on May 31, 2006, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by Georgia Gulf of the NYSE’s corporate governance listing standards as of that date.

The following is additional information regarding our executive officers who are not directors, as of February 27, 2006:

Joel I. Beerman, 57, has served as Vice President, General Counsel and Secretary since February 1994.

Paul D. Carrico, 56, has served as Vice President, Chemicals and Vinyls since October 2006. Before then, Mr. Carrico held the position of Vice President, Polymer Group since May 2005 and as Business Manager, Resin Division, since joining Georgia Gulf in 1999 when it acquired the vinyls business of CONDEA Vista.

William H. Doherty, 52, has served as Vice President, Custom Products since October 2006. Before then, Mr. Doherty served as Vice President, Vinyl Compounds Group since December 1999 and as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

James T. Matthews, 53, has served as Vice President-Finance, Treasurer and Chief Financial Officer since December 2003 and as Treasurer since December 2002. Mr. Matthews served as Corporate Controller from March 2001 until August 2003. From 1996 to 2001 Mr. Matthews served as Vice President of Finance of the containerboard division of The Mead Corporation.

Mark J. Seal, 55, has served as Vice President, Outdoor Building Products since October 2006. Before then, Mr. Seal had served as Vice President, Chemicals Group since May 2005 and as Vice President, Polymer Group since August 1993.

C.     Douglas Shannon, 55, has served as Vice President, Procurement since May 2005 and served as Vice President, Chemicals Group from December 1999 until May 2005. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and managed feedstock purchasing.

James L. Worrell, 52, has as Vice President, Human Resources, since September 2006 handling all aspects of the human resources function including staffing, labor relations, organizational development, compensation, benefits, and training. Prior to then, Mr. Worrell served as the Director of Human Resources since 1993 and has been a manager of human resources since our inception.

Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11.                 EXECUTIVE COMPENSATION.

The information set forth under the captions “Election of Directors—Compensation of Directors,” and “Executive Compensation” in our proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2007, is hereby incorporated by reference in response to this item.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Security Ownership of Principal Stockholders and Management” in our proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2007, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,946,823	$30.14	757,423
Equity compensation plans not approved by security holders	—	—	—
Total	1,946,823	$30.14	757,423

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have not had any related party transactions required to be reported under this item for the calendar year 2006, or for the period from January 1, 2007 to the date of this report. The information set forth under the caption  “Election of Directors” in our proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2007 is herby incorporated by reference in response to this item.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section entitled “Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2007, is incorporated herein by reference in response to this item.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2)	Financial Statement Schedules:
The following consolidated financial statement schedule is for the years ended December 31, 2006, 2005 and 2004:
Schedule II Valuation and Qualifying Accounts

Schedules other than the one listed above are omitted because they are not required and are not applicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

(3)	Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

(b)         The following exhibits are filed as part of this Form 10-K:

Exhibit No.		Description
*	10.1	Description of the 2007 Management Incentive Bonus Plan.
*	10.2	Description of the Deferred Compensation Plan
	21	Subsidiaries of the Registrant.
	23	Consent of Independent Registered Public Accounting Firm.
	31	Rule 13a - 14(a) / 15d - 14(a) Certifications.
	32	Section 1350 Certifications.

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K dated October 6, 2006:

Exhibit No.	Description
4.1

Indenture, dated as of October 3, 2006, among Georgia Gulf Corporation, each of the Guarantors party thereto, and LaSalle Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2014.

4.2

Indenture, dated as of October 3, 2006, among Georgia Gulf Corporation, each of the Guarantors party thereto, and LaSalle Bank National Association, as Trustee, relating to the 10.75% Senior Notes due 2016.

4.3

Credit Agreement, dated as of October 3, 2006, among Georgia Gulf Corporation and Royal Group Technologies Limited, as Borrowers, certain subsidiaries of Georgia Gulf Corporation from time to time party thereto, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent, Domestic Collateral Agent and Domestic L/C Issuer, Bank of America, National Association, acting through its Canada branch as Canadian Administrative Agent, Canadian Collateral Agent and Canadian L/C Issuer, and The Bank of Nova Scotia, as Canadian Swing Line Lender, Merrill Lynch Capital Corporation and Lehman Commercial Paper Inc., as Co-Syndication Agents, and Wachovia Bank, National Association, as Co-Documentation Agent, and the other lenders party thereto, Banc of America Securities LLC, and J.P. Morgan Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as Joint Book Runners.

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K dated September 21, 2006:

Exhibit No.	Description
10.1

Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 18, 2006, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and the Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.

10.2

Third Amendment to Receivables Sale Agreement, dated as of September 18, 2006, among Georgia Gulf Corporation, as a Seller, Georgia Gulf Chemicals & Vinyls, LLC, as a Seller, Georgia Gulf Lake Charles, LLC, as a Seller, and GGRC Corp.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K dated June 9, 2006:

Exhibit No.	Description
2	Arrangement Agreement, dated June 9, 2006, between Rome Acquisition Corp. and Royal Group Technologies Limited.

The following exhibits are incorporated by reference to Georgia Gulf’s Form 8-K dated March 23, 2006:

Exhibit No.	Description
*10.1	Form of 2006 Restricted Shares Units Agreement.
*10.2	Form of 2006 Nonqualified Stock Option Agreement.
*10.3	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 10-K for the year ended December 31, 2005, filed March 1, 2006:

Exhibit No.	Description
*10	Description of the 2006 Management Incentive Bonus Plan.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K dated October 4, 2005:

Exhibit No.	Description
10.1

Second Amendment to Amended and Restated Receivables Purchase Agreement, dated September 30, 2005, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and the Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K dated May 23, 2005:

Exhibit No.	Description
99.1	Amended and Restated Bylaws.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K dated November 30, 2004:

Exhibit No.	Description
10.2

First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, by and among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Blue Ridge Purchaser Agent and Administrative Agent, and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.

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

10.2

First Amendment to Receivables Sale Agreement, dated as of November 12, 2004, by and among Georgia Gulf Corporation, as a Seller, Georgia Gulf Chemicals and Vinyls, LLC, as a Seller, Georgia Gulf Lake Charles, LLC, as a Seller, GGRC Corp. and Wachovia Bank, National Association, as Administrative Agent.

The following exhibits are incorporated by reference to Georgia Gulf’s Form 10-Q for the quarter ended September 30, 2004, filed November 1, 2004:

Exhibit No.	Description
*10.1	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy.
*10.2	Form of Executive Nonqualified Stock Option Agreement.
*10.3	Form of Non-Employee Director Nonqualified Stock Option Agreement.
*10.4	Form of Executive Restricted Shares Agreement.
*10.5	Form of Deferred Shares Agreement.

The following exhibits are incorporated by reference to Appendices B and C to Georgia Gulf’s proxy statement filed April 13, 2004:

Exhibit No.	Description
*10.1	Georgia Gulf Corporation Amended and Restated 2002 Equity and Performance Incentive Plan.
*10.2	Georgia Gulf Corporation Senior Executive Bonus Plan.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-K Report dated December 3, 2003:

Exhibit No.	Description
99.3	Indenture, dated as of December 3, 2003, among Georgia Gulf Corporation and its subsidiary guarantors and SunTrust Bank, as Trustee, for the issuance of 7.125 percent senior notes due 2013.

The following exhibit is incorporated by reference to Appendix A to Georgia Gulf’s proxy statement filed April 10, 2002.

Exhibit No.	Description
*10	2002 Equity and Performance Incentive Plan.

The following exhibit is incorporated by reference to Exhibit A to Georgia Gulf’s proxy statement filed April 10, 2001.

Exhibit No.	Description
*10	Second Amendment to Employee Stock Purchase Plan.

The following exhibit is incorporated by reference to Georgia Gulf’s Form 8-A amendment filed December 13, 2000:

Exhibit No.	Description
4.1	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf and EquiServe Trust Company, N.A.

The following exhibit is incorporated herein by reference to Georgia Gulf’s Form S-8 (File No. 33-59433) filed July 20, 1998:

Exhibit No.	Description
*4	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan.

The following exhibit is incorporated herein by reference to Georgia Gulf’s Form S-8 (File No. 33-64749) filed December 5, 1995:

Exhibit No.	Description
*4	Georgia Gulf Corporation Employee Stock Purchase Plan.

The following exhibit is incorporated herein by reference to Georgia Gulf’s 1991 Form 10-K Annual Report filed March 30, 1992:

Exhibit No.	Description
3(a)	Certificate of Amendment of Certificate of Incorporation.

The following exhibits are incorporated herein by reference to Georgia Gulf’s Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

Exhibit No.		Description
3	(a)	Certificate of Agreement of Merger, with Certificate of Incorporation of Georgia Gulf as Exhibit A thereto, dated December 31, 1984, and amendments thereto.
10	(g)	Agreement re: Liabilities among Georgia-Pacific, Georgia-Pacific Chemicals, Inc., and others dated, December 31, 1984.
10	(v)	Salt Contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION
(Registrant)
Date: March 30, 2007	By:	/s/ EDWARD A. SCHMITT
Edward A. Schmitt,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD A. SCHMITT	President, Chief Executive Officer and Director	March 30, 2007
Edward A. Schmitt	(Principal Executive Officer)
/s/ JAMES T. MATTHEWS	Vice President—Finance, Treasurer and Chief Financial	March 30, 2007
James T. Matthews	Officer (Principal Financial and Accounting Officer)
/s/ JOHN E. AKITT	Director	March 30, 2007
John E. Akitt
/s/ CHARLES L. HENRY	Director	March 30, 2007
Charles L. Henry
/s/ DENNIS M. CHORBA	Director	March 30, 2007
Dennis M. Chorba
/s/ PATRICK J. FLEMING	Director	March 30, 2007
Patrick J. Fleming
/s/ JERRY R. SATRUM	Director	March 30, 2007
Jerry R. Satrum
/s/ YOSHI KAWASHIMA	Director	March 30, 2007
Yoshi Kawashima

GEORGIA GULF CORPORATION AND SUBSIDIARIES

SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Year Ended December 31,	Balance at beginning of period		Charged to costs and expenses, net of recoveries		Charged to other accounts		Deductions (2)	Balance at end of period
2004
Allowance for doubtful accounts	$4,450		$294		$(2,065)		$(805)	$1,874
2005
Allowance for doubtful accounts	$1,874		$1,482		$—		$(899)	$2,457
Note receivable reserve	$2,065	(3)	$(2,065	) (3)	$—		$—	$—
2006
Allowance for doubtful accounts	$2,457		$327		$14,241	(1)	(878)	$16,147

NOTES:

(1)          Represents the incremental allowance for doubtful accounts receivable for Royal Group as of December 31, 2006.

(2)          Accounts receivable balances written off during the period, net of recoveries.

(3)          Portion of allowance for doubtful accounts transferred to note receivable reserve upon conversion of related receivables to a note receivable. Note receivable was repaid in full in the fourth quarter of 2005.