Form 10-Q
period 2007-03-31
GEORGIA GULF CORP /DE/
filed 2007-05-10
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2007
Common Stock, $0.01 par value	34,396,410

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION.

Item 1.                          FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$20,037	$9,641
Receivables, net of allowance for doubtful accounts of $20,193 in 2007 and $16,147 in 2006	275,018	237,496
Inventories	357,108	339,405
Prepaid expenses	36,849	29,577
Income tax receivable	14,601	37,143
Deferred income taxes	33,513	30,664
Current assets held-for-sale and of discontinued operations	1,926	11,080
Total current assets	739,052	695,006
Property, plant and equipment, net	1,035,883	1,023,004
Goodwill	378,216	377,124
Intangible assets, net of accumulated amortization of $2,043 in 2007 and $1,156 in 2006	89,850	88,361
Other assets, net	198,560	204,813
Non-current assets held for sale	10,188	69,919
Total assets	$2,451,749	$2,458,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$64,017	$32,495
Accounts payable	273,839	215,282
Interest payable	39,338	21,290
Accrued compensation	27,575	37,218
Liability for unrecognized tax benefits	96,660	88,338
Other accrued liabilities	68,481	97,428
Total current liabilities	569,910	492,051
Long-term debt	1,411,727	1,465,639
Deferred income taxes	80,734	88,476
Other non-current liabilities	23,205	18,538
Total liabilities	2,085,576	2,064,704
Commitments and contingencies (note 10)
Stockholders’ equity (note 2)	366,173	393,523
Total liabilities and stockholders’ equity	$2,451,749	$2,458,227

Common shares outstanding	34,396	34,390

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Net sales	$713,696	$567,873
Operating costs and expenses:
Cost of sales	663,557	488,885
Selling, general and administrative expenses	58,116	20,213
Total operating costs and expenses	721,673	509,098
Operating (loss) income	(7,977)	58,775
Interest expense, net	(32,075)	(4,337)
Foreign exchange gain	2,831	—
(Loss) income from continuing operations before income taxes	(37,221)	54,438
(Benefit) provision for income taxes	(10,711)	20,757
(Loss) income from continuing operations	(26,510)	33,681
Loss from discontinued operations, net of tax benefit of $2,228	(8,061)	—
Net (loss) income	$(34,571)	$33,681
(Loss) earnings per share:
Basic:
(Loss) income from continuing operations	$(0.77)	$0.99
Loss from discontinued operations	(0.24)	—
Net (loss) income	$(1.01)	$0.99
Diluted:
(Loss) income from continuing operations	$(0.77)	$0.98
Loss from discontinued operations	(0.24)	—
Net (loss) income	$(1.01)	$0.98
Weighted average common shares:
Basic	34,309	34,048
Diluted	34,309	34,376

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net (loss) income	$(34,571)	$33,681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,427	15,889
Foreign exchange gain	(2,714)	—
Deferred income taxes	(14,628)	(4,209)
Excess tax benefit related to stock plans	(770)	(302)
Stock based compensation	5,990	5,571
Change in operating assets, liabilities and other	10,483	16,810
Net cash (used in) provided by operating activities from continuing operations	(783)	67,440
Net cash provided by operating activities from discontinued operations	398	—
Net cash (used in) provided by operating activities	(385)	67,440
Cash flows from investing activities:
Capital expenditures	(28,046)	(11,963)
Proceeds from sale of property, plant and equipment, assets held-for sale and discontinued operations	65,802	—
Net cash provided by (used in) investing activities	37,756	(11,963)
Cash flows from financing activities:
Net change in revolving line of credit	26,928	(54,300)
Repayment of long-term debt	(146,137)	—
Proceeds from sale-leaseback financing	95,865	—
Proceeds from issuance of common stock	—	10
Purchases and retirement of common stock	(684)	(1,032)
Tax benefits from employee share-based exercises	—	1,421
Dividends paid	(2,779)	(2,748)
Net cash used in financing activities	(26,807)	(56,649)
Effect of exchange rate changes on cash and cash equivalents	(168)	—
Net change in cash and cash equivalents	10,396	(1,172)
Cash and cash equivalents at beginning of period	9,641	14,298
Cash and cash equivalents at end of period	$20,037	$13,126

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the significant accounting policies followed by us during the period ended March 31, 2007 other than the adoption of FIN 48 as defined and  discussed in note 2 below.

2. NEW ACCOUNTING PRONOUNCEMENTS

 In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued by us after December 31, 2006. The adoption of SFAS No. 155 on January 1, 2007 did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability must be initially measured at fair value, if practicable. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 on January 1, 2007 did not have a material impact on our consolidated financial statements.

Effective January 1, 2007, we adopted FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under the interpretation, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.  A tax position that meets the more likely than not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with the interpretation and the amount previously taken or expected to be taken in a tax return.  We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

As of January 1, 2007, we have recognized a liability for our unrecognized income tax benefits of approximately $87.8 million.  Of this amount, approximately $22.7 million relates to accrued interest and penalties. If recognized, $83.1 million of this amount would affect our effective tax rate. The implementation of FIN 48 resulted in an increase in the liability for unrecognized tax benefits of approximately $0.9 million, a decrease in retained earnings as of January 1, 2007 of approximately $0.8 million and a decrease in goodwill of approximately $0.1 million.  For the three months ended March 31, 2007, we recognized approximately $2.1 million of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits.

During the next twelve months, it is reasonably possible that uncertain tax positions in Canada and the U.S. will be recognized as a result of the lapse of the applicable statute of limitations or through settlements with the taxing authorities.  The statute of limitations with respect to certain open tax years in Canada have lapsed after March 31, 2007.  Accordingly, we will recognize approximately $2.5 million of previously unrecognized tax benefits during the three month period ending June 30, 2007.  It is reasonably possible that the statute of limitations will lapse over the next twelve months with respect to other unrecognized tax benefits in various taxing jurisdictions in the United States.  As of March 31, 2007, the aggregate amount of these tax positions was approximately $1.0 million.

In addition, we continue to negotiate with the province of Quebec to reach a settlement with respect to its assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, which we acquired in the fourth quarter of 2006 (as discussed in Note 3 below), in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada.  Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis.  As of March 31, 2007, we have recorded a liability for an unrecognized tax benefit of $37.0 million related to the Quebec Trust matter.  It is reasonably possible that we will reach a settlement related to the Quebec Trust matter during the next twelve months.  Although we are unable to estimate the final settlement amount at this time, it could differ significantly from the amount recorded as of March 31, 2007.

The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States	2002 - 2006
Canada	2002 - 2006
Various States	2000 - 2006

Our overall effective income tax rate from continuing operations decreased from 38 percent for the three months ended March 31, 2006 to 29 percent for the three months ended March 31, 2007 due primarily to interest accrued on the liability for our unrecognized income tax benefits, the income tax rate differential between tax jurisdictions and the effect of income tax credits.

In June 2006, the FASB ratified its consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the gross amount of the taxes reflected in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006.  The adoption of EITF No. 06-3 did not have an impact on our consolidated financial statements as our policy is to record sales taxes collected on a net basis.

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

On September 7, 2006 the EITF reached a consensus on EITF Issue No. 06-5 Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, which concluded that a policyholder should consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, when determining the asset value that could be realized under the terms of the insurance contract. These other amounts include: non-discretionary amounts (those items that are not contingent as of the balance sheet date) and time-based amounts (i.e., deferred acquisition costs tax) that would be accounted for on a present-value basis. Items that are “probable” to be received and/or subject to the insurance company’s intent to pay would not be included in asset value. In addition, the amount that could be realized should be determined on an individual policy or certificate level. Amounts that would be realized upon surrender of all policies or certificates would not be included when measuring assets. EITF Issue No. 06-5 is effective for fiscal years beginning after December 15, 2006 and would be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption for all life insurance contracts currently held. The adoption of EITF Issue No. 06-5 on January 1, 2007 did not have a material impact on our consolidated financial statements.

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

On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1 an Amendment to FASB Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts, (“FSP FIN 39-1”).  This FSP addresses certain modifications to FIN 39 and whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FSP FIN 39-1 to have a material impact on our consolidated financial statements.

3. BUSINESS ACQUISITION, DIVESTITURES AND DISCONTINUED OPERATIONS

Acquisition.   On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited, (“Royal Group”), a leading North American manufacturer and marketer of vinyl-based building and home improvement products.   We have included the results of Royal Group’s operations in our condensed consolidated financial statements since that date.

During the three months ended March 31, 2007 we continued to complete the preliminary allocation of the fair values of assets acquired and liabilities assumed, including certain legal and tax contingencies, and the valuation of property, plant and equipment, spare parts, finite and indefinite lived intangible assets, and assets held for sale and discontinued operations associated with our October 3, 2006 acquisition of Royal Group, which are subject to change within twelve months of the closing date of the acquisition.  The following table provides the detail of the changes made to goodwill during the three months ended March 31, 2007.

In Thousands
Goodwill at January 1, 2007	$377,124
Adjustments to preliminary purchase allocation of Royal Group	(1,332)
Foreign currency translation adjustment	2,424
Goodwill at March 31, 2007	$378,216

At March 31, 2007 and December 31, 2006 we also have other indefinite lived intangible assets related to the acquisition of Royal Group of $15,839 and $15,393, respectively, with the change resulting from foreign currency translation adjustments.

The following represents the summary of finite-lived intangible assets as of March 31, 2007 and December 31, 2006.

In thousands
Finite-lived intangible assets at March 31, 2007	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Total
Gross carrying amount for finite-lived intangible assets:
Customer relationships	$1,000	$34,000	$11,000	$46,000
Technology	—	31,000	—	31,000
Total	$1,000	$65,000	$11,000	$77,000
Accumulated amortization for finite-lived intangible assets:
Customer relationships
January 1, 2007	$(14)	$(472)	$(153)	$(639)
Amortization expense	(14)	(203)	(153)	(370)
March 31, 2007	(28)	(675)	(306)	(1,009)
Technology
January 1, 2007	—	(517)	—	(517)
Amortization expense	—	(517)	—	(517)
March 31, 2007	—	(1,034)	—	(1,034)
Total	$(28)	$(1,709)	$(306)	$(2,043)

Foreign currency translation adjustment:
Customer relationships	$(24)	$(649)	$(273)	$(946)
Technology	—	—	—	—
Total	$(24)	$(649)	$(273)	$(946)

Net carrying amount for finite-lived intangible assets:
Customer relationships	$948	$32,676	$10,421	$44,045
Technology	—	29,966	—	29,966
Total	$948	$62,642	$10,421	$74,011

In thousands
Finite-lived intangible assets at December 31, 2006	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Total
Gross carrying amount for finite-lived intangible assets:
Customer relationships	$1,000	34,000	11,000	$46,000
Technology	—	31,000	—	31,000
Total	1,000	65,000	11,000	77,000
Accumulated amortization for finite-lived intangible assets:
Customer relationships	(14)	(472)	(153)	(639)
Technology	—	(517)	—	(517)
Total	(14)	(971)	(153)	(1,156)

Foreign currency translation adjustment:
Customer relationships	(37)	(2,428)	(411)	(2,876)
Technology	—	—	—	—
Total	(37)	(2,428)	(411)	(2,876)

Net carrying amount for finite-lived intangible assets:
Customer relationships	949	31,100	10,436	42,485
Technology	—	30,483	—	30,483
Total	$949	$61,583	$10,436	$72,968

Total estimated amortization expense for the next five fiscal years will be approximately $4.6 million per year.

The following unaudited pro forma information reflects our consolidated results of operations as if the Royal Group acquisition had taken place on January 1, 2006. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2006, nor is it necessarily indicative of future results.

Three months ended March 31,
In thousands, except per share data	2006
Net sales	$818,632
Net loss from continuing operations	(1,933)
Basic and diluted loss per share	$(.06)

Discontinued Operations-Outdoor Building Products Segment.  As part of our strategic plan for the acquired Royal Group businesses, we continue to exit certain non-core businesses included in our outdoor building products segment.  In addition to those businesses that we had already decided to exit during the fourth quarter of 2006, we have also decided to exit our Royal Building Systems North American business in the first quarter of 2007, the net assets of which have been classified as held for sale and the results of operations of which have been classified as discontinued operations as of and for the three months ended March 31, 2007.

The results of all discontinued operations in our outdoor building products segment for the three months ended March 31, 2007 are as follows:

March 31,
In thousands	2007
Net sales	$13,140
Operating loss from discontinued operations	$(10,289)
Benefit from income taxes	2,228
Total loss from discontinued operations	$(8,061)

The assets of the discontinued operations in our outdoor building products segment as of March 31, 2007 and December 31, 2006, consisted of $1.9 million and $11.1 million, respectively, of inventory and $5.1 million and $5.2 million, respectively, of property, plant and equipment.

Assets Held-For-Sale.  As part of our strategic plan, we also continue to sell certain Royal Group’s assets and businesses.  At March 31, 2007, assets held for sale included $5.1 million of real estate.  In addition, at December 31, 2006, as part of this plan, we had determined that we would sell Royal Group’s transportation and logistics business as well as certain real estate, including land and buildings in Ontario, Canada.  Accordingly, we have identified and reclassified net assets of these businesses and excess real estate as held for sale at December 31, 2006.  The assets of these operations held-for-sale as of December 31, 2006, included $64.7 million of property, plant and equipment.  The majority of these assets were sold during the three months ended March 31, 2007.

4.  RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain redundant activities, focus our resources on operations with future growth opportunities and reduce our cost structure.  In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. We expect to pay these termination benefits by September 2007. Any costs incurred during this restructuring plan that will benefit future periods, such as relocation of employees, have been and will be expensed as incurred. A summary of our restructuring activities by reportable segment follows:

In thousands	Balance at December 31, 2006	Cash Payments	Adjustments	Balance at March 31, 2007
Chlorovinyls
Involuntary termination benefits	$1,468	$(328)	$19	$1,159
Window and door profiles and mouldings products
Involuntary termination benefits	3,293	(644)	46	2,695
Outdoor building products
Involuntary termination benefits	10,729	(4,631)	123	6,221
Unallocated and other
Involuntary termination benefits	5,897	(1,973)	51	3,975
Total	$21,387	$(7,576)	$239	$14,050

Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation.

5. ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At March 31, 2007 and December 31, 2006, the unpaid balance of accounts receivable in the defined pool was approximately $253.8 million and $219.4 million, respectively. The balances of receivables sold as of March 31, 2007 and December 31, 2006 were $139.0 million and $128.0 million, respectively.

6. INVENTORIES

The major classes of inventories were as follows:

In thousands	March 31, 2007	December 31, 2006
Raw materials and supplies	$140,735	$139,301
Finished goods	216,373	200,104
Inventories	$357,108	$339,405

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

In thousands	March 31, 2007	December 31, 2006
Machinery and equipment	$1,317,060	$1,278,589
Land and land improvements	117,231	143,376
Buildings	232,954	209,023
Construction-in-progress	98,148	89,438
Property, plant and equipment, at cost	1,765,393	1,720,426
Accumulated depreciation	(729,510)	(697,422)
Property, plant and equipment, net	$1,035,883	$1,023,004

8. OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

In thousands	March 31, 2007	December 31, 2006
Advances for long-term purchase contracts	$106,294	$107,220
Investment in joint ventures	23,445	29,236
Debt issuance costs	36,832	38,240
Prepaid pension costs	18,188	16,136
Deferred acquisition costs	7,609	7,931
Other	6,192	6,050
Total other assets, net	$198,560	$204,813

9. LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	March 31, 2007	December 31, 2006
Senior secured credit facility:
Revolving credit facility expires 2011	$52,939	$25,900
Term loan B due 2013	502,254	648,375
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	496,665	496,591
10.75% senior subordinated notes due 2016	197,071	197,028
Sale-leaseback financing obligations	95,865	—
Other	30,950	30,240
Total debt	1,475,744	1,498,134
Less current portion	(64,017)	(32,495)
Long-term debt	$1,411,727	$1,465,639

Over the next twelve months, we expect to pay off the $64.0 million of borrowings under our senior secured credit facility, including $52.9 million on our revolver and $11.1 million of principal on our tranche B term loan that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

Under the senior secured credit facility and the indentures related to the 7.125 percent, 9.50 percent and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Giving effect to the third amendment to the senior secured credit facility discussed in note 17 to these condensed consolidated financial statments, we were in compliance with all necessary financial covenants under our senior secured credit facility and indentures at March 31, 2007.

At March 31, 2007 under our revolving credit facility we have a maximum borrowing capacity of $375.0 million,  and net of outstanding letter of credits of $98.7 million and current borrowings of $52.9 million, remaining availability of $223.4 million.

Sale-Leaseback Transaction.  On March 29, 2007, we sold certain Canadian land and buildings for $95.9 million.  Concurrent with the sale, we leased the properties back for a period of ten years. The lease is renewable at our option for three additional terms of ten years each. The transaction also required a $17 million collateralized letter of credit issued in the favor of the buyer-lessor, with an effective term of eight years. As a result of the collateralized letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the land and buildings and related accounts continue to be recognized in property, plant and equipment.  The net book value of these properties was $95.9 million at March 31, 2007.  Additionally, we have recorded the proceeds of $95.9 million received in the transaction as a financing obligation at March 31, 2007 and used such proceeds to repay amounts outstanding under our senior secured credit facility.

The future minimum lease payments under the terms of the related lease agreements are as follows:

In thousands
2007	$4,520
2008	5,961
2009	6,164
2010	6,232
2011	6,435
Thereafter	35,766
Total	$65,078

Also on March 29, 2007, in connection with the transaction discussed above, we sold two additional Canadian properties for approximately $30.4 million.  We did not leaseback these properties.  The proceeds of $30.4 million were used to repay amounts outstanding under our senior secured credit facility.

10. COMMITMENTS AND CONTINGENCIES

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

During the first quarter of 2007, we voluntarily disclosed possible noncompliance with environmental requirements, including hazardous waste management and disposal requirements, at our Pasadena facility to the Texas Commission on Environmental Quality (TCEQ).  We are currently working with TCEQ to resolve any such possible noncompliance issues.  Penalties, if any, for such possible noncompliance may exceed $100,000.  However, we do not expect the cost of any penalties, injunctive relief, or other ordered actions to have a material effect on our financial position, results of operations, or cash flows.

Royal Group is currently under investigation by the Royal Canadian Mounted Police (the “RCMP”), the Ontario Securities Commission (the “OSC”) and the Securities and Exchange Commission (“SEC”) regarding its prior public disclosures, including financial and accounting matters. The OSC is also conducting a regulatory investigation of Royal Group, principally in connection with certain related party transactions between Royal Group and Royal St. Kitts Beach Resort Limited, but also in connection with trading in Royal Group’s shares.

In October 2005, Royal Group advised the OSC staff, the RCMP and the SEC staff of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC staff made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

Royal Group and certain of its former officers and former board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice brought by Royal Group shareholders.  These cases were consolidated as In re Royal Group Technologies Securities Litigation.  In March 2007, Royal Group entered into a stipulation and agreement of settlement with the lead and representative plaintiffs in the consolidated cases after a mediation process among the parties. It is a condition to the settlement that the U.S. and Canadian actions be settled contemporaneously. Under the terms of the global settlement, subject to the approval of both the U.S. and Canadian courts, Royal Group paid C$9 million or US$7.8 million in cash into escrow after execution of the stipulation and agreement. The settlement remains conditioned, among other things, on receipt of all required court approvals. Although the settlement agreement has been entered into among the parties, there can be no assurance at this time that all conditions to the agreement will be satisfied. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

Further, Royal Group is the subject of a criminal investigation being conducted by the Antitrust Division of the U.S. Department of Justice, which focuses on alleged price fixing in the window coverings industry. On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount is $2.4 million and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class has filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. The settlement agreement must be approved by the court in order to become effective. We anticipate that the court will hold its final hearing on whether to approve the settlement in approximately six months.

There can be no assurance that the changes, liabilities, and cost we incur in respect of each of the foregoing investigations, lawsuits or claims related to the Royal Group will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows may be adversely affected in a material respect.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business.  We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Environmental Regulation.   Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the USEPA and comparable state agencies and Canadian federal and provincial agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances. In addition to the matters involving environmental regulation above, we have the following potential environmental issues.

Subsequent to the close of the fourth quarter of 2006, we voluntarily disclosed possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act to the USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we believe our voluntary disclosures will qualify us for substantially reduced penalties. In any event, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

Although we are not aware of any significant environmental liabilities associated with Royal Group, should any arise, we would have no third party indemnities for environmental liabilities, including liabilities resulting from Royal Group’s operations prior to our acquisition of the company.

11. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

Raw Materials and Natural Gas Price Risk Management.   The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At March 31, 2007 and December 31, 2006, we had no raw material or natural gas forward swap contracts outstanding.

Interest Rate Risk Management.   We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At March 31, 2007 and December 31, 2006 we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations, with liabilities of $1.7 million and $1.1 million, respectively. These hedges have various expiration dates in 2008 and 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income (“AOCI”) until the underlying interest payment affects income. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three months ended March 31, 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

12. STOCK-BASED COMPENSATION

Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 4,500,000 shares of our common stock to employees and non-employee directors. As of March 31, 2007, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

Stock Options.   For the three months ended March 31, 2007 and 2006, we granted options to purchase 562,935 and 351,996 shares, respectively, to employees and non-employee directors.  Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

Stock-based Compensation related to Stock Options.   The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model are as follows:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
	Stock option	Stock purchase	Stock option
	grants	plan rights	grants
Grant date fair value	$7.01	$8.50	$10.21
Assumptions
Risk-free interest rate	4.66%	4.85%	4.82%
Expected life	5.77 years	1.0 year	4.5 years
Expected volatility	40%	44%	39%
Expected dividend yield	1.67%	1.23%	1.11%

A summary of stock option activity under all plans for the three months ended March 31, 2007, is as follows:

	Three months ended March 31, 2007
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2007	1,946,823		$30.14
Granted	562,935		20.43
Exercised	—		—	—
Forfeited	(5,502)		41.44
Expired	—		—
Outstanding on March 31, 2007	2,504,256	5.9 years	$27.93	$17
Vested or expected to vest at March 31, 2007	2,488,589	6.6 years	$27.94	$17
Exercisable on March 31, 2007	1,624,931	5.1 years	$28.90	$17
Shares available on March 31, 2007 for options that may be granted	40,610

Compensation expense, net of tax, for the three months ended March 31, 2007 from stock options was approximately $1.9 million.  Compensation expense, net of tax, for the three months ended March 31, 2006 from stock options and employee stock purchase plan (“ESPP”) shares was approximately $1.8 million.  The ESPP was discontinued in 2007.

Restricted and Deferred Stock.   During the three months ended March 31, 2007 and 2006, we granted 196,914 and 488,898 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period.  The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the three months ended March 31, 2007 and 2006 was $19.19 and $15.39, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the three months ended March 31, 2007 and 2006 from restricted stock units, restricted stock and deferred stock units was $2.0 million and $1.6 million, respectively. A summary of restricted and deferred stock units and related changes therein is as follows:

	Three months ended March 31, 2007
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2007	254,910		$35.80
Granted	196,914		19.19
Vested	(113,767)		35.81
Forfeited	(390)		28.70
Outstanding on March 31, 2007	337,667	2.3 years	26.10	$5,474
Vested or expected to vest at March 31, 2007	331,690	2.3 years		$5,377

As of March 31, 2007, we had approximately $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $4.3 million and $7.7 million, respectively.  For additional information about our share-based payment awards, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2006.

13. EARNINGS PER SHARE

There are no adjustments to “Net income (loss)” or “Income (loss) before income taxes” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended March 31,
In thousands	2007	2006
Weighted average common shares—basic	34,309	34,048
Plus incremental shares from assumed conversions:
Options and awards	—	324
Employee stock purchase plan rights	—	4
Weighted average common shares—diluted	34,309	34,376

Options to purchase 1.7 million and 0.6 million shares of common stock outstanding at March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock during these periods.

14. COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, derivative financial instruments designated as cash flow hedges, and minimum pension liabilities as required by SFAS No. 158. The components of accumulated other comprehensive loss and total comprehensive income (loss) are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	March 31, 2007	December 31, 2006
Unrealized losses on derivative contracts	$(1,075)	$(725)
Minimum pension liability	(170)	(170)
Effect of SFAS No. 158	(2,742)	(2,589)
Cumulative currency translation adjustment	(17,928)	(21,390)
Accumulated other comprehensive loss	$(21,915)	$(24,874)

The components of total comprehensive (loss) income are as follows:

Total comprehensive (loss) income

	Three months ended March 31,
In thousands	2007	2006
Net (loss) income	$(34,571)	$33,681
Unrealized losses on derivative contracts	(350)	—
Effect of SFAS No. 158	(153)	—
Cumulative currency translation adjustment	3,462	—
Total comprehensive (loss) income	$(31,612)	$33,681

15.   EMPLOYEE RETIREMENT PLANS

The following table provides the components for the net periodic benefit costs for all pension plans and post retirement benefit plans:

	Pension Benefit		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
In thousands	2007	2006	2007	2006
Components of periodic benefit cost:
Service cost	$1,092	$925	$21	—
Interest cost	1,771	1,382	34	—
Expected return on assets	(2,558)	(1,928)	—	—
Other	—	(4)
Amortization of:
Transition obligation	20	54	—	—
Prior service cost	101	76	—	—
Actuarial gain	(5)	84	—	—
Total net periodic benefit cost	$421	$589	$55	—

Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Three months ended March 31,
	2007	2006
Discount rate	6.0%	5.75%
Expected return on assets	8.0%	8.25%
Rate of compensation increase	4.27%	4.26%

For the three months ended March 31, 2007, we made no contributions to the plan trust. We made contributions in the form of direct benefit payments for both the three months ended March 31, 2007 and 2006 of approximately $0.4 million and $0.6 million, respectively.

16. SEGMENT INFORMATION

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

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Unallocated and Other	Total
Three months ended March 31, 2007:
Net sales	$329,597	$178,924	$97,550	$107,625	$—	$713,696
Intersegment revenues	47,369	-	1,403	5,896	—	54,668
Operating income (loss)	14,560	5,348	(6,118)	(8,311)	(13,456)	(7,977)
Three months ended March 31, 2006:
Net sales	$441,600	$126,273	$—	$—	$—	$567,873
Operating income (loss)	75,700	(4,966)	—	—	(11,959)	58,775

17. SUBSEQUENT EVENTS

On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products.  The settlement amount is $2.4 million and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class.  The plaintiff class has filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement.  The settlement agreement must be approved by the court in order to become effective.  We anticipate that the court will hold its final hearing on whether to approve the settlement within approximately six months.

In April 2007, we sold our Royal Building Technologies North America business.

On May 10, 2007, we executed the third amendment to our senior secured credit facility.  This amendment revised the leverage and interest coverage financial covenants throughout the term of the agreement; set new limits on capital expenditures; provided additional time for certifying compliance for each of the first three quarters of 2007; and provided for an add-back to the definition of EBITDA for certain non-recurring charges and expenses incurred in the fourth quarter of 2006 and the first quarter of 2007. Based on the revised covenants, we expect to be able to maintain compliance throughout the term of the senior secured credit facility.

18. SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, and Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc. and Roybridge Investment (USA) Limited, some of our wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2007

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$	$18,018	$2,019	$	$20,037
Receivables, net	150,630	123,124	277,974	(276,710)	275,018
Inventories		213,682	143,426		357,108
Prepaid expenses	71	26,407	10,371		36,849
Income tax receivable		16,152	(1,551)		14,601
Deferred income taxes		12,833	20,680		33,513
Current assets held-for-sale and of discontinued operations			1,926		1,926
Total current assets	150,701	410,216	454,845	(276,710)	739,052
Property, plant and equipment, net	161	591,664	444,058		1,035,883
Long-term receivables-affiliates	444,965			(444,965)
Goodwill		213,760	164,456		378,216
Intangibles, net		44,575	45,497	(222)	89,850
Other assets, net	36,271	144,912	20,696	(3,319)	198,560
Non-current assets held-for-sale			10,188		10,188
Investment in subsidiaries	1,255,310	165,363		(1,420,673)
Total assets	$1,887,408	$1,570,490	$1,139,740	$(2,145,889)	$2,451,749
Current portion of long-term debt	$51,000	$21	$12,996	$	$64,017
Accounts payable	99,387	375,857	75,305	(276,710)	273,839
Interest payable	39,294		44		39,338
Accrued compensation	182	13,885	13,508		27,575
Income tax reserve		13,879	82,781		96,660
Other accrued liabilities	496	21,554	46,431		68,481
Total current liabilities	190,359	425,196	231,065	(276,710)	569,910
Long-term debt	1,321,134	121	90,472		1,411,727
Long-term payables—affiliates			444,965	(444,965)
Deferred income taxes		84,394	(3,661)		80,734
Other non-current liabilities	9,742	12,608	4,300	(3,445)	23,205
Total liabilities	1,521,235	522,320	767,141	(725,120)	2,085,576
Stockholders’ equity
Total stockholders’ equity	366,173	1,048,170	372,599	(1,420,769)	366,173
Total liabilities and stockholders’ equity	$1,887,408	$1,570,490	$1,139,740	$(2,145,889)	$2,451,749

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Three Months Ended March 31, 2007

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$567,953	$163,396	$(20,663)	$713,696
Operating costs and expenses:
Cost of sales		529,534	149,308	(15,285)	663,557
Selling, general and administrative expenses	10,909	25,458	29,541	(7,792)	58,116
Total operating costs and expenses	10,909	554,992	178,849	(23,077)	721,673
Operating income (loss)	(7,899)	12,961	(15,453)	2,414	(7,977)
Other (expense) income:
Interest expense, net	(22,933)	(950)	(8,192)		(32,075)
Other	2,831				2,831
Equity in income of subsidiaries	(14,628)	(66)		14,694
Income (loss) before taxes	(42,629)	11,945	(23,645)	17,108	(37,221)
Provision (benefit) for income taxes	(8,058)	3,478	(6,982)	851	(10,711)
Income (loss) from continuing operations	(34,571)	8,467	(16,663)	16,257	(26,510)
Loss from discontinued operations, net of tax		(2,972)	(5,089)		(8,061)
Net income (loss)	$(34,571)	$5,495	$(21,752)	$16,257	$(34,571)

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2007

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,808	$25,960	$(23,374)	$(5,779)	$(385)
Investing activities:
Capital expenditures		(20,787)	(7,259)		(28,046)
Proceeds from sale of property, plant and equipment		1,500	64,302		65,802
Net cash (used in) investing activities		(19,287)	57,043		37,756
Financing activities:
Net change in revolving line of credit	20,100		6,828		26,928
Proceeds from notes payable to affiliates	126,562		(132,324)	5,762	—
Long-term debt payments	(146,007)	(55)	(75)		(146,137)
Proceeds from sales leaseback of property
Proceeds from issuance of common stock			95,865		95,865
Purchases and retirement of common stock	(684)				(684)
Dividends paid	(2,779)				(2,779)
Net cash used in financing activities	(2,808)	(55)	(29,706)	5,762	(26,807)
Effect of exchange rate changes on cash			(185)	17	(168)
Net change in cash and cash equivalents	—	6,618	3,778	—	10,396
Cash and cash equivalents at beginning of period	—	11,399	(1,758)	—	9,641
Cash and cash equivalents at end of period	$—	$18,017	$2,020	$—	$20,037

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2006

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$2,349	$65,081	$10	$—	$67,440
Cash flows used in investing activities:
Capital expenditures	—	(11,963)	—	—	(11,963)
Cash flows from financing activities:
Net change in revolving line of credit	—	(54,300)	—	—	(54,300)
Proceeds from issuance of common stock	10	—	—	—	10
Purchase and retirement of common stock	(1,032)	—	—	—	(1,032)
Tax benefits from employee share-based exercises	1,421	—	—	—	1,421
Dividends paid	(2,748)	—	—	—	(2,748)
Net cash (used in) provided by financing activities	(2,349)	(54,300)	—	—	(56,649)
Net change in cash and cash equivalents	—	(1,182)	10	—	(1,172)
Cash and cash equivalents at beginning of period	—	14,296	2	—	14,298
Cash and cash equivalents at end of period	$—	$13,114	$12	$—	$13,126

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Georgia Gulf Corporation is a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Chlorovinyls and aromatics are reportable segments. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. Our chemical products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction. On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited (“Royal Group”), a leading North American manufacturer and marketer of vinyl-based building and home improvement products. Royal Group’s core businesses now consist of five product lines:  (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail and outdoor storage buildings.  Window and door profiles and mouldings products and outdoor building products (which include siding, pipe and pipe fittings and deck, fence and rail and outdoor storage buildings) are reportable segments.

We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products, and (iv) aromatics.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods ended March 31, 2007 and 2006, and the percentage of net sales of each line item for the periods presented.

	Three months ended
Dollars in millions	March 31, 2007		March 31, 2006
Net sales	$713.7	100.0%	$567.9	100.0%
Cost of sales	663.6	93.0%	488.9	86.1%
Gross margin	50.1	7.0%	79.0	13.9%
Selling, general and administrative	58.1	8.1%	20.2	3.5%
Operating (loss) income	(8.0)	(1.1)%	58.8	10.4%
Net interest expense	32.1	4.5%	4.3	0.8%
Foreign exchange gain	(2.8)	(0.4)%	—	—
Provision (benefit) for income taxes	(10.7)	(1.5)%	20.8	3.7%
Income (loss) from continuing operations	(26.6)	(3.7)%	33.7	5.9%
(Loss) from discontinued operations, net of tax	(8.0)	(1.1)%	—	—
Net (loss) income	$(34.6)	(4.8)%	$33.7	5.9%

The following table sets forth certain financial data by segment for the periods ended March 31, 2007 and 2006, and the percentage of net sales of each line item for the periods presented.

	Three months ended
Dollars in millions	March 31, 2007		March 31, 2006
Net sales
Chlorovinyls	$329.6	46.2%	$441.6	77.8%
Window and door profiles and mouldings products	97.6	13.7%	—	—
Outdoor building products	107.6	15.1%	—	—
Aromatics	178.9	25.0%	126.3	22.2%
Total net sales	$713.7	100.0%	$567.9	100.0%
Gross margin
Chlorovinyls	$22.3	6.8%	$82.7	18.8%
Window and door profiles and mouldings products	7.6	7.8%	—	—
Outdoor building products	11.3	10.5%	—	—
Aromatics	6.4	3.6%	(3.7)	(3.0)%
Total gross margin	$50.1	7.0%	$79.0	13.9%

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Net Sales.   For the three months ended March 31, 2007, net sales were $713.7 million, an increase of 26 percent compared to $567.9 million for the same quarter last year.  This increase was a result of the Royal Group acquisition on October 3, 2006, which increased net sales by 38 percent, more than offsetting the decline in net sales of 12 percent in our chemical business. Our chemical business overall average sales price decreased primarily as a result of decreases in the prices of vinyl resins and compounds offset partially by increases in the sales price of cumene and phenol.

Chlorovinyls segment net sales totaled $329.6 million for the quarter ended March 31, 2007, a decrease of 25 percent compared with net sales of $441.6 million for the same period last year. Our overall average sales prices decreased due to decreases in the prices of vinyl resins of 28 percent, vinyl compounds of 10 percent, and caustic soda of 21 percent. These vinyl resin and compound price decreases reflect industry operating rates averaging about 87 percent for the first quarter of 2007 compared to 94 percent for the same period last year as housing starts declined during the latter part of 2006 and have not recovered.  Our acquisition of Royal Group on October 3, 2006 contributed $8.9 million of net sales to our chlorovinyls segment.  Our overall chlorovinyls sales volumes were down 7 percent primarily resulting from vinyl resin and compound sales volumes decreases of 4 percent and 12 percent, respectively, from the first quarter of 2006 to the first quarter of 2007.  The decreased sales volumes reflected a slowdown in housing construction.

Window and door profiles and mouldings products net sales totaled $97.6 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products net sales totaled $107.6 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment net sales were $178.9 million for the quarter ended March 31, 2007, an increase of 42 percent compared to $126.3 million for the same quarter last year. Our overall average selling prices increased 20 percent primarily as a result of increases in the prices of cumene of 23 percent and phenol of 23 percent. The cumene and phenol price increases reflect higher costs for feedstock benzene. The North American cumene industry operating rate was approximately 79 percent for first quarter of 2007, or about flat from the same period last year. The North American phenol industry operating rate was approximately 83 percent for both the first quarters of 2006 and 2007. Our overall aromatics sales volumes increased 18 percent as a result of a cumene sales volume increase of 37 percent primarily resulting from industry operating problems during the first quarter of 2007.

Gross Margin.   Total gross margin decreased from 14 percent of sales for the quarter ended March 31, 2006, to 7 percent of sales for the quarter ended March 31, 2007. This $28.9 million decrease was due primarily to lower chlorovinyls sales prices and volumes and higher benzene costs from our chemical business offsetting lower natural gas costs. The Royal Group acquisition on October 3, 2006 contributed $17.6 million to gross margin. Some of our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track crude oil and natural gas industry prices. U.S. industry prices for crude oil and natural gas decreased 8 percent and 20 percent, respectively, from the first quarter of 2006 to the first quarter of 2007.

Chlorovinyls segment gross margin decreased from 19 percent of sales for the quarter ended March 31, 2006 to 7 percent of sales for the quarter ended March 31, 2007. This $60.4 million decrease from the same quarter last year primarily reflects lower sales prices and volumes offsetting lower raw materials and natural gas cost. The Royal Group chlorovinyls operations negatively impacted our gross margin by approximately $1.3 million. Our overall raw materials prices decreased 2 percent from the first quarter of 2006 to same quarter in 2007. Our chlorovinyls operating rate decreased from about 94 percent for first quarter of 2006 to about 83 percent for the first quarter of this year. The decrease in the operating rate in first quarter of 2007 primarily resulted from the housing starts decline compared to the same period in 2006.

Window and door profiles and mouldings products gross margin totaled $7.6 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products net sales gross margin totaled $11.3 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment gross margin increased from a negative 3 percent of sales for the three months ended March 31, 2006, to 4 percent of sales for the quarter ended March 31, 2007. This $10.1 million increase from the same period last year is due primarily to increased overall sales prices and sales volumes offsetting increased benzene costs.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $58.1 million for the quarter ended March 31, 2007, an increase of $37.9 million from $20.2 million for the quarter ended March 31, 2006. This increase was largely due to incremental selling, general and administrative expenses of $36.1 million resulting from the Royal Group acquisition.

Our chemical business selling, general and administrative expenses increased $1.8 million from the same period last year. This increase was due primarily to an increase in legal and professional fees of $0.8 million.

Interest Expense, Net.   Interest expense, net increased to $32.1 million for the quarter ended March 31, 2007, from $4.3 million for the quarter ended March 31, 2006. This increase of $27.8 million was attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group.

Provision (Benefit) for Income Taxes   The provision for income taxes was a benefit of $10.7 million for the three months ended March 31, 2007, compared with an expense of $20.8 million for the three months ended March 31, 2006.  The decrease in income taxes primarily resulted from a $91.6 million decrease in income from continuing operation before income taxes.  In addition, our effective income tax rate from continuing operations decreased from 38 percent during the first quarter of last year to 29 percent for the same period in 2007 due primarily to interest accrued on the liability for unrecognized income tax benefits, the income tax rate differential between tax jurisdictions, and the effect of income tax credits.  The provision for income taxes related to discontinued operations was a benefit of $2.2 million for the three months ended March 31, 2007.

Loss from Discontinued Operations.   Subsequent to the Royal Group acquisition, we began to exit several of its businesses including its window coverings business. As of March 31, 2007 these businesses qualified as discontinued operations under generally accepted accounting principles and incurred a net loss of approximately $8.1 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

Our financial condition during the three months ended March 31, 2007 improved as we divested certain non-core operations and assets, primarily real estate and received proceeds from a sale-leaseback financing transaction.  These divestitures and sales leaseback transaction generated $161.7 million of cash of which $146.1 million was used to pay down our tranche B term loan.

Operating Activities.  For the three months ended March 31, 2007, we used $0.4 million of cash flow from operating activities as compared with cash provided by operating activities of $67.4 million for the three months ended March 31, 2006.  The major sources of cash flow for the first three months of 2007 were reduced working capital of $9.2 million, the $11.0 million increase in the interest sold in our trade receivables and the non-cash provision of  $35.4 million for depreciation and amortization.  The major sources of cash flow for the first three months of 2006 were net income of $33.7 million, the $22.0 million increase in the interest sold in our trade receivables and the non-cash provision of $15.9 million for depreciation and amortization. The increase in the non-cash provision for depreciation and amortization primarily relates to our acquisition of Royal Group on October 3, 2006.  Total working capital at March 31, 2007 was a surplus of $169.1 million versus a surplus of $203.0 million at December 31, 2006. Significant changes in working capital for the first three months of 2007 were a $31.5 million increase in the current portion of long-term debt and a $18.0 million increase in interest payable coupled with a $17.7 million increase in inventories, a $48.5 million increase in trade receivables and a $28.9 million decrease in accrued liabilities.  The increase in inventories and receivables for the first three months of 2007 primarily relates to higher operating rates at our plants.

Investing Activities.   Net cash provided by investing activities was $37.8 million for the three months ended March 31, 2007, as compared to net cash used of $12.0 million for the same period last year primarily reflecting non-core asset divestures during the first three months of 2007.   During the first three months of 2007, we received cash proceeds from sales of property, plant and equipment, assets held for sale and discontinued operations of $65.8 million primarily related to the sales of Royal Group’s corporate headquarters and two manufacturing facilities located in Woodbridge, Ontario.  Also during the first three months of 2007, we used cash of $28.7 million primarily related to continued work on our Plaquemine, Louisiana PVC modernization project.  Once complete, we expect this project to increase our vinyl resin capacity by approximately 450 million pounds annually beginning in 2008.

Financing Activities.   Cash used in financing activities was $26.8 million for the three months ended March 31, 2007, as compared to $56.6 million for the same period last year, the change primarily related to payments of $146.1 million on long-term debt and proceeds from a sale-leaseback of property during the first three months of 2007.  During the first three months of 2007, we received $95.9 million from sale-leaseback transaction accounted for as a financing.  These sale-leaseback property transactions primarily related to the sale-leaseback of four Royal Group manufacturing facilities located in Woodbridge, Ontario.

On March 31, 2007, our balance sheet debt consisted of $502.3 million of term debt and $52.9 million of borrowings under our revolving credit facilities under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5% senior notes due 2014, $200.0 million of unsecured 10.75% senior subordinated notes due 2016, $95.9 million of sale-leaseback financing obligations and $30.2 million in other debt. At March 31, 2007, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and, net of outstanding letters of credit of $98.7 million and current borrowings of $52.9 million, we have remaining availability under the revolving credit facility of $223.4 million. Over the next twelve months, we expect to pay off $64.0 million of borrowings under our senior secured credit facility, including $52.9 million on our revolver and $11.1 million of principal on our tranche B term loan that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

We use interest rate swaps to fix our interest rate on $300.0 million of our variable rate London Interbank Offered Rate, or LIBOR based term debt.  We would pay approximately $1.7 million to settle these swaps if settlement occurred as of March 31, 2007.

Covenants and Restrictions.   Under our senior secured credit facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007 we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007.  On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and decrease our interest coverage ratio throughout the term of the agreement.  In addition, this third amendment reduces our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009.  Management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned third amendment, cash flow from operations, together with our cash and cash equivalents of $20.0 million and the availability to borrow an additional $223.4 under the revolving credit facility at March 31, 2007, we will have adequate funds for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. Giving effect to the waiver and amendments described above, we were in compliance with all necessary financial covenants under our senior secured credit facility at March 31, 2007.

During the first three months of 2007 and 2006, we paid quarterly dividends of $0.08 per share, or $2.8 million and $2.7 million, respectively.

We conduct our business operations through our wholly owned subsidiaries as reflected in the consolidated financial statements. As we are essentially a holding company, we must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in the senior secured credit facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the “Securitization”). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at March 31, 2007 and December 31, 2006, was $139.0 million and $128.0 million, respectively.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of March 31, 2007, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

Contractual Obligations.   Our aggregate future payments under contractual obligations by category as of March 31, 2007, were as follows:

In millions	Total	2007	2008	2009	2010	2011	2012 and thereafter
Contractual obligations:
Long-term debt—principal	$1,394	$12	$6	$23	$6	$52	$1,295
Long-term debt—interest	848	89	118	117	116	115	293
Operating lease obligations	93	22	21	17	12	7	14
Sale leaseback obligations	65	5	6	6	6	6	36
Purchase obligations	3,733	875	684	567	380	380	847
Asset retirement obligations	11	—	—	—	—	—	11
Other	10	2	2	2	2	1	1
Total	$6,154	$1,005	$837	$732	$522	$561	$2,497

Long-Term Debt.   Long-term debt includes principal and interest payments based upon our interest rates as of March 31, 2007. Long-term debt obligations are listed based on when they are contractually due. Therefore the $52.9 million balance on our revolving credit facility that we have classified as current on our condensed consolidated balance sheet as of March 31, 2007, is included in 2011.

Operating Lease Obligations.   We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014.

Sale-Leaseback Obligations.  We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Purchase Obligations.   Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of March 31, 2007.

Asset Retirement Obligations.   We have acquired certain assets that are subject to certain legal obligations upon asset retirement (i.e., removal of hazardous waste, demolition, etc.). We estimate the asset retirement obligations by capitalizing the present value of such obligations based on a credit-adjusted risk-free rate, recording an equivalent liability, and depreciating the asset and accreting the liability over the estimated life of the obligation.

Outlook

Georgia Gulf’s chlorovinyls products, as well as its building and home improvement products have historically experienced higher levels of sales in both the second and third quarters of the year, with the first and fourth quarters of the year reflecting seasonally slower construction activity due to colder weather.  This year, we are again experiencing the usual seasonal up-tick for these product lines.

Industry sources expect that the polyvinyl chloride (“PVC”) industry’s operating rate will climb to approximately 91 percent on average in the second quarter, up from 87 percent during the first quarter of 2007 and 78 percent during the fourth quarter of 2006.  Increasing operating rates typically help create a better environment for PVC pricing.

With increasing sales activity, improving PVC resin pricing and the cost savings we have secured since acquiring Royal Group, we anticipate that Georgia Gulf will generate modest earnings in the second and third quarters of 2007. While we continue to believe that 2007 will be a challenging year for Georgia Gulf given the sharp downturn in construction activity and additional debt service associated with the Royal Group acquisition, we are encouraged by the progress we are making with strategies to stimulate sales and cut costs.  Successful implementation of these strategies will leave us well positioned within the industry segments we serve in the years to come.

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

•       the risks associated with establishing enterprise-wide infrastructure such as information systems;

•       risks associated with ensuring effective internal controls over financial reporting for Royal Group’s operations;

•       our ability to comply with the financial covenants and operate our business in compliance with restrictions contained in our senior secured credit facility and indentures;

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

•       risks associated with any potential failures of our joint venture partners to fulfill their obligations;

•       changes in foreign currency exchange rates;

•       technological changes affecting production;

•       difficulty in plant operations and product transportation;

•       governmental and environmental regulations; and

•       other unforeseen circumstances.

A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

During the quarter ended March 31, 2007, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, other than the adoption of FIN 48, Accounting for Uncertainty in Income Taxes, as discussed in this Form 10-Q.  See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the impact of adopting FIN 48.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to our exposure to market risk during the quarter ended March 31, 2007.

Item 4.                          CONTROLS AND PROCEDURES

Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control.   There were no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2006.  During the three months ended March 31, 2007, there were no material developments in the status of the proceedings so described except as described below.

Royal Group and certain of its former officers and former board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice brought by Royal Group shareholders.  These cases were consolidated as In re Royal Group Technologies Securities Litigation.  In March 2007, Royal Group entered into a stipulation and agreement of settlement with the lead and representative plaintiffs in the consolidated cases after a mediation process among the parties. It is a condition to the settlement that the U.S. and Canadian actions be settled contemporaneously. Under the terms of the global settlement, subject to the approval of both the U.S. and Canadian courts, Royal Group paid C$9 million or U.S. $7.8 million in cash into escrow after execution of the stipulation and agreement. The settlement remains conditioned, among other things, on receipt of all required court approvals. Although the settlement agreement has been entered into among the parties, there can be no assurance at this time that all conditions to the agreement will be satisfied. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

Further, Royal Group is the subject of a criminal investigation being conducted by the Antitrust Division of the U.S. Department of Justice, which focuses on alleged price fixing in the window coverings industry. On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount is $2.4 million and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class has filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. The settlement agreement must be approved by the court in order to become effective. We anticipate that the court will hold its final hearing on whether to approve the settlement in approximately six months.

During the first quarter of 2007, we voluntarily disclosed possible noncompliance with environmental requirements, including hazardous waste management and disposal requirements, at our Pasadena facility to the Texas Commission on Environmental Quality (TCEQ).  We are currently working with TCEQ to resolve any such possible noncompliance issues.  Penalties, if any, for such possible noncompliance may exceed $100,000.  However, we do not expect the cost of any penalties, injunctive relief, or other ordered actions to have a material effect on our financial position, results of operations, or cash flows.

In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business.  We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.                 Risk Factors

There have been no material changes to the information set forth in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended March 31, 2007.

Issuer Purchases of Equity Securities(1):

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – January 31, 2007	—	$—
February 1 – February 28, 2007	24,337	19.18
March 1 – March 31, 2007	12,126	18.01
Total	36,463	$18.79

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

GEORGIA GULF CORPORATION (Registrant)
Date: May 10, 2007	/s/ EDWARD A. SCHMITT
Edward A. Schmitt
President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2007	/s/ JAMES T. MATTHEWS
James T. Matthews
Vice President Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)