Form 10-Q
period 2007-06-30
GEORGIA GULF CORP /DE/
filed 2007-08-09
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2007
Common Stock, $0.01 par value	34,396,410

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2007
INDEX

PART I.                   FINANCIAL INFORMATION.

Item 1.                        FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$4,870	$9,641
Receivables, net of allowance for doubtful accounts of $21,686 in 2007 and $16,147 in 2006	350,268	237,496
Inventories, net	365,234	339,405
Prepaid expenses	42,086	29,577
Income tax receivable	748	37,143
Deferred income taxes	27,350	30,664
Current assets held-for-sale and of discontinued operations	—	11,080
Total current assets	790,556	695,006
Property, plant and equipment, net	1,006,700	1,023,004
Goodwill	384,195	377,124
Intangible assets, net of accumulated amortization of $3,927 in 2007 and $1,156 in 2006	91,580	88,361
Other assets, net	213,467	204,813
Non-current assets held for sale and of discontinued operations	54,670	69,919
Total assets	$2,541,168	$2,458,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$95,477	$32,495
Accounts payable	298,589	215,282
Interest payable	18,240	21,290
Accrued compensation	32,154	37,218
Liability for unrecognized income tax benefits and other tax reserves	71,796	88,338
Other accrued liabilities	56,653	97,428
Total current liabilities	572,909	492,051
Long-term debt	1,420,611	1,465,639
Liability for unrecognized income tax benefits	32,299	—
Deferred income taxes	99,492	88,476
Other non-current liabilities	22,673	18,538
Total liabilities	2,147,984	2,064,704
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock $0.01 par value; 75,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000 shares authorized; shares issued and outstanding: 34,396 in 2007 and 34,390 in 2006	344	344
Additional paid-in-capital	100,354	94,046
Retained earnings	277,511	324,007
Accumulated other comprehensive income (loss), net of tax	14,975	(24,874)
Stockholders’ equity	393,184	393,523
Total liabilities and stockholders’ equity	$2,541,168	$2,458,227

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net sales	$851,865	$602,159	$1,565,561	$1,170,032
Operating costs and expenses:
Cost of sales	760,463	509,590	1,424,020	998,474
Selling, general and administrative expenses	59,012	17,217	117,129	37,431
Total operating costs and expenses	819,475	526,807	1,541,149	1,035,905
Operating income	32,390	75,352	24,412	134,127
Interest expense, net	(33,382)	(3,473)	(65,456)	(7,809)
Foreign exchange gains (losses)	2,679	(11,387)	5,510	(11,387)
(Loss) income from continuing operations before income taxes	1,687	60,492	(35,534)	114,931
Provision (benefit) for income taxes	3,561	21,102	(7,150)	41,860
(Loss) income from continuing operations	(1,874)	39,390	(28,384)	73,071
Loss from discontinued operations, net of tax	(2,346)	—	(10,407)	—
Net (loss) income	$(4,220)	$39,390	$(38,791)	$73,071
(Loss) earnings per share:
Basic:
(Loss) income from continuing operations	$(0.05)	$1.16	$(0.83)	$2.14
Loss from discontinued operations	(0.07)	—	(0.30)	—
Net (loss) income	$(0.12)	$1.16	$(1.13)	$2.14
Diluted:
(Loss) income from continuing operations	$(0.05)	$1.15	$(0.83)	$2.12
Loss from discontinued operations	(0.07)	—	(0.30)	—
Net (loss) income	$(0.12)	$1.15	$(1.13)	$2.12
Weighted average common shares:
Basic	34,359	34,101	34,332	34,075
Diluted	34,359	34,397	34,332	34,387

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net (loss) income	$(38,791)	$73,071
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	73,541	31,956
Foreign exchange (gains) losses	(5,170)	11,387
Deferred income taxes	(11,383)	(8,541)
Excess tax benefit related to stock plans	(661)	(231)
Stock based compensation	7,654	8,075
Change in operating assets, liabilities and other	(52,466)	10,599
Net cash (used in) provided by operating activities from continuing operations	(27,276)	126,316
Net cash provided by operating activities from discontinued operations	398	—
Net cash (used in) provided by operating activities	(26,878)	126,316
Cash flows from investing activities:
Capital expenditures	(53,867)	(27,558)
Proceeds from sales of property, plant and equipment, assets held-for sale and discontinued operations	74,472	—
Net cash provided by (used in) investing activities	20,605	(27,558)
Cash flows from financing activities:
Net change in revolving line of credit	63,505	(104,200)
Repayment of long-term debt	(151,426)	—
Proceeds from lease financing	95,865	—
Proceeds from issuance of common stock	—	301
Purchases and retirement of common stock	(684)	(1,032)
Tax benefits from employee share-based exercises	—	1,424
Dividends paid	(5,555)	(5,497)
Net cash provided by (used in) financing activities	1,705	(109,004)
Effect of exchange rate changes on cash and cash equivalents	(203)	—
Net change in cash and cash equivalents	(4,771)	(10,246)
Cash and cash equivalents at beginning of period	9,641	14,298
Cash and cash equivalents at end of period	$4,870	$4,052

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the significant accounting policies followed by us during the period ended June 30, 2007 other than the adoption of FIN 48 as defined and discussed in note 2 below.

2.                 NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48” or the “Interpretation”) which clarifies the accounting for uncertainty in income taxes recognized in a an enterprises financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the Interpretation, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with the Interpretation and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

As of June 30, 2007, our liability for unrecognized income tax benefits was approximately $96.2 million. Of this amount, approximately $28.1 million relates to accrued interest and penalties. If recognized, $16.7 million of this amount would affect our effective tax rate. The implementation of FIN 48 resulted in an increase in the liability for unrecognized tax benefits of approximately $1.4 million, a decrease in retained earnings as of January 1, 2007 of approximately $0.7 million and an increase in goodwill of approximately $0.7 million. For the three and six months ended June 30, 2007, we recognized approximately $2.7 million and $4.9 million of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits increased during the three and six months ended June 30, 2007, primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits offset by reductions due to the lapsing of the statute of limitations on certain issues.

During the next twelve months, it is reasonably possible that uncertain tax positions in Canada and the U.S. will be recognized as a result of the lapse of the applicable statute of limitations or through settlements with the taxing authorities. The aggregate amount of these positions is about $5.7 million.

In addition, we continue to negotiate with the province of Quebec to reach a settlement with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group Technologies Limited, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of June 30, 2007, we have recorded an unrecognized tax benefit of $41.0 million related to the Quebec Trust matter. This amount increased during the three months ended June 30, 2007 primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense in our income tax provision related to this matter. Although we are unable to estimate the final settlement amount at this time, it could differ significantly from the amount recorded as of June 30, 2007.

The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States	2002 - 2006
Canada	2002 - 2006
Various States	2000 - 2006

Our overall effective income tax rate from continuing operations decreased from 36 percent for the six months ended June 30, 2006 to 20 percent for the six months ended June 30, 2007 due primarily to interest accrued on the liability for our unrecognized income tax benefits and the elimination of the extraterritorial income tax deduction regime combined with a lower domestic manufacturing deduction as a result of lower estimated taxable income, offset by the benefits of state tax credits and lower tax rates in Canada.

On June 14, 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which states that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional paid-in capital (“APIC”). The amount recognized in APIC should be included in the APIC pool. When an entity’s estimate of forfeitures increases or actual forfeitures exceed its income, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF Issue No. 06-11 is effective in fiscal years beginning after December 15, 2007 with early adoption permitted. We have not decided if we will adopt EITF Issue No. 06-11 early.

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

Goodwill.   During the six months ended June 30, 2007, we continued to complete the preliminary allocation of the fair values of assets acquired and liabilities assumed, including, but not limited to, certain legal and tax contingencies, and the valuation of property, plant and equipment, spare parts, finite and indefinite lived intangible assets, and assets held for sale and discontinued operations associated with our October 3, 2006 acquisition of Royal Group, which are subject to change up to twelve months from the closing date of the acquisition. The following table provides the detail of the changes made to goodwill during the six months ended June 30, 2007.

In thousands
Goodwill at January 1, 2007	$ 377,124
Adjustments to preliminary purchase allocation of Royal Group	(9,119)
Foreign currency translation adjustment	16,190
Goodwill at June 30, 2007	$ 384,195

Indefinite lived intangible assets.   At June 30, 2007 and December 31, 2006 we also have other indefinite lived intangible assets related to the acquisition of Royal Group of $16.0 and $15.4, respectively, with the change resulting from foreign currency translation adjustments.

Finite-lived intangible assets.   The following represents the summary of finite-lived intangible assets as of June 30, 2007 and December 31, 2006. Total estimated amortization expense for the next five fiscal years is approximately $4.6 million per year.

Finite-lived intangible assets at June 30, 2007		Window and Door Profiles and Mouldings	Outdoor Building
In thousands	Chlorovinyls	Products	Products	Total
Gross carrying amount for finite-lived intangible assets:
Customer relationships	$ 1,000	$ 34,000	$ 11,000	$ 46,000
Technology	—	31,000	—	31,000
Total	1,000	65,000	11,000	77,000
Accumulated amortization for finite-lived intangible assets:
Customer relationships	(43)	(1,378)	(546)	(1,967)
Technology	—	(1,960)	—	(1,960)
Total	(43)	(3,338)	(546)	(3,927)
Foreign currency translation adjustment:
Customer relationships	63	1,792	641	2,495
Technology	—	—	—	—
Total	63	1,792	641	2,495
Net carrying amount for finite-lived intangible assets:
Customer relationships	1,020	34,414	11,095	46,528
Technology	—	29,040	—	29,040
Total	$ 1,020	$ 63,454	$ 11,095	$ 75,568

Finite-lived intangible assets at December 31, 2006		Window and Door Profiles and Mouldings	Outdoor Building
In thousands	Chlorovinyls	Products	Products	Total
Gross carrying amount for finite-lived intangible assets:
Customer relationships	$ 1,000	$ 34,000	$ 11,000	$ 46,000
Technology	—	31,000	—	31,000
Total	1,000	65,000	11,000	77,000
Accumulated amortization for finite-lived intangible assets:
Customer relationships	(14)	(472)	(153)	(639)
Technology	—	(517)	—	(517)
Total	(14)	(971)	(153)	(1,156)
Foreign currency translation adjustment:
Customer relationships	(37)	(2,428)	(411)	(2,876)
Technology	—	—	—	—
Total	(37)	(2,428)	(411)	(2,876)
Net carrying amount for finite-lived intangible assets:
Customer relationships	949	31,100	10,436	42,485
Technology	—	30,483	—	30,483
Total	$ 949	$ 61,583	$ 10,436	$ 72,968

Amortization expense for the three and six months ended June 30, 2007 was $1.9 million and $2.8 million, respectively.

Proforma information.   The following unaudited proforma information reflects our consolidated results of operations as if the Royal Group acquisition had taken place on January 1, 2006. The proforma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the acquisition. The proforma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2006, nor is it necessarily indicative of future results.

In thousands, except per share data	Three months ended June 30, 2006	Six months ended June 30, 2006
Net sales	$ 959,356	$ 1,777,988
Net earnings from continuing operations	2,608	676
Basic earnings per share	$ .08	$ .02
Diluted earnings per share	.08	.02

Discontinued Operations-Outdoor Building Products Segment.   As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building products segment.

The results of all discontinued operations in our outdoor building products segment for the three and six months ended June 30, 2007 were as follows:

In thousands	Three months ended June 30, 2007	Six months ended June 30, 2007
Net sales	$ 3,618	$ 16,758
Operating loss from discontinued operations	$ (2,894)	$ (13,183)
Benefit for income taxes	548	2,776
Net loss from discontinued operations	$ (2,346)	$ (10,407)

The assets of the discontinued operations in our outdoor building products segment as of June 30, 2007 and December 31, 2006 consisted of nil and $11.1 million, respectively, of inventory and $3.5 million and $5.2 million, respectively, of property, plant and equipment.

Assets Held-For-Sale.   As part of our strategic plan, we also continue to sell certain non-core assets and businesses. At June 30, 2007, assets held for sale included $51.1 million of real estate. In addition, at December 31, 2006, as part of this plan, we had determined that we would sell Royal Group’s transportation and logistics business as well as certain real estate, including land and buildings in Ontario and Montreal Canada. Accordingly, we have identified and reclassified net assets of these businesses and excess real estate as held for sale at December 31, 2006. The assets of these operations held-for-sale as of December 31, 2006 included $64.7 million of property, plant and equipment. The majority of these assets were sold during the first six months of 2007.

4.                 RESTRUCTURING ACTIVITIES

In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain redundant activities, focus our resources on operations with future growth opportunities and reduce our cost structure. In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. We expect to pay these termination benefits by December 2007. Any costs incurred during this restructuring plan that will benefit future periods, such as relocation of employees, have been and will be expensed as incurred. A summary of our restructuring activities by reportable segment for the three and six months ended June 30, 2007 follows:

In thousands	Balance at March 31, 2007	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2007
Chlorovinyls
Involuntary termination benefits	$ 1,159	$ (710)	$ 384	$ 833
Window and door profiles and mouldings products
Involuntary termination benefits	2,695	(1,361)	2,616	3,950
Outdoor building products
Involuntary termination benefits	6,221	(1,619)	(2,427)	2,175
Unallocated and other
Involuntary termination benefits	3,975	(2,385)	1,795	3,385
Total	$ 14,050	$ (6,075)	$ 2,368	$ 10,343

In thousands	Balance at December 31, 2006	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2007
Chlorovinyls
Involuntary termination benefits	$ 1,468	$ (1,038)	$ 403	$ 833
Window and door profiles and mouldings products
Involuntary termination benefits	3,293	(2,005)	2,662	3,950
Outdoor building products
Involuntary termination benefits	10,729	(6,250)	(2,304)	2,175
Unallocated and other
Involuntary termination benefits	5,897	(4,358)	1,846	3,385
Total	$ 21,387	$ (13,651)	$ 2,607	$ 10,343

Pursuant to EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation. The adjustments for the three and six months ended June 30, 2007 relate to foreign currency translation adjustments and adjustments to our restructuring plan. The liability is included in current other accrued liabilities on the condensed consolidated balance sheets.

5.                 ACCOUNTS RECEIVABLE SECURITIZATION

We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization agreement expires on September 18, 2009. At June 30, 2007 and December 31, 2006, the unpaid balance of accounts receivable in the defined pool was approximately $250.8 million and $219.4 million, respectively. The balances of receivables sold as of June 30, 2007 and December 31, 2006 were $115.0 million and $128.0 million, respectively.

6.                 INVENTORIES, NET

The major classes of inventories were as follows:

In thousands	June 30, 2007	December 31, 2006
Raw materials, work-in-process and supplies	$ 154,365	$ 139,301
Finished goods	210,869	200,104
Inventories, net	$ 365,234	$ 339,405

7.                 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

In thousands	June 30, 2007	December 31, 2006
Machinery and equipment	$1,333,394	$1,278,589
Land and land improvements	97,965	143,376
Buildings	216,050	209,023
Construction-in-progress	118,190	89,438
Property, plant and equipment, at cost	1,765,599	1,720,426
Accumulated depreciation	(758,899)	(697,422)
Property, plant and equipment, net	$1,006,700	$1,023,004

8.                 OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

In thousands	June 30, 2007	December 31, 2006
Advances for long-term purchase contracts	$104,988	$107,220
Investment in joint ventures	18,993	29,236
Debt issuance costs	39,008	38,240
Prepaid pension costs	18,089	16,136
Long-term receivables	6,902	7,931
Deferred tax assets	14,642	—
Other	10,845	6,050
Total other assets, net	$213,467	$204,813

9.                 LONG-TERM DEBT

Long-term debt consisted of the following:

In thousands	June 30, 2007	December 31, 2006
Senior secured credit facility:
Revolving credit facility expires 2011	$90,458	$25,900
Term loan B due 2013	497,125	648,375
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	496,741	496,591
10.75% senior subordinated notes due 2016	197,114	197,028
Lease financing obligations	104,505	—
Other	30,145	30,240
Total debt	1,516,088	1,498,134
Less current portion	(95,477)	(32,495)
Long-term debt	$1,420,611	$1,465,639

Over the next twelve months, we expect to pay off $95.5 million of borrowings, $90.5 million on our revolving credit facility and $5.0 million of principal on our tranche B term loan, that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of June 30, 2007. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

Under the senior secured credit facility and the indentures related to the 7.125 percent, 9.50 percent and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. We were in compliance with all necessary financial covenants under our senior secured credit facility and indentures at June 30, 2007.

At June 30, 2007 under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million, and net of outstanding letter of credits of $110.9 million and current borrowings of $90.5 million, remaining availability of $173.6 million.

On May 10, 2007, we executed the third amendment to our senior secured credit facility. This amendment revised the leverage and interest coverage financial covenants throughout the term of the agreement, set new limits on capital expenditures, provided additional time for certifying compliance for each of the first three quarters of 2007, and provided for an add-back to the definition of EBITDA for certain non-recurring charges and expenses incurred in the fourth quarter of 2006 and the first quarter of 2007. Based on the revised covenants, we expect to be able to maintain compliance throughout the term of the senior secured credit facility.

Lease Financing Transaction.   On March 29, 2007, we sold certain land and buildings in Canada for $95.9 million. Concurrent with the sale, we leased the properties back for a period of ten years. The leases are renewable at our option for three additional terms of ten years each.  In connection with the transaction, a $17 million collateralized letter of credit was issued in favor of the buyer-lessor, with an effective term of eight years. As a result of the collateralized letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the land and buildings and related accounts continue to be recognized in property, plant and equipment. The net book value of these properties was $103.4 million at June 30, 2007. Additionally, we have recorded the proceeds of $95.9 million received in the transaction as a financing obligation at June 30, 2007 and used such proceeds to repay amounts outstanding under our senior secured credit facility. Due to changes in the Canadian dollar exchange rate, our lease financing obligation increased to $104.5 million during the six months ended June 30, 2007.

The future minimum lease payments under the terms of the related lease agreements are as follows:

In thousands
2007	$3,013
2008	5,961
2009	6,164
2010	6,232
2011	6,435
Thereafter	35,766
Total	$63,571

Also on March 29, 2007, in connection with the transaction discussed above, we sold two additional Canadian properties for approximately $30.4 million. We did not lease back these properties. The proceeds of $30.4 million were used to repay amounts outstanding under our senior secured credit facility.

10.          COMMITMENTS AND CONTINGENCIES

Legal Proceedings.   In October 2004 the United States Environmental Protection Agency (“USEPA”) notified us that we had been identified as a potentially responsible party (“PRP”) for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency’s willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several “areas of concern,” and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi.

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

During the first quarter of 2007, we voluntarily disclosed possible noncompliance with environmental requirements, including hazardous waste management and disposal requirements, at our Pasadena facility to the Texas Commission on Environmental Quality (“TCEQ”). We are currently working with the TCEQ to resolve any such possible noncompliance issues. Penalties, if any, for such possible noncompliance may exceed $100,000. However, we do not expect the cost of any penalties, injunctive relief, or other ordered actions to have a material effect on our financial position, results of operations, or cash flows.

Royal Group is currently under investigation by the Royal Canadian Mounted Police (“RCMP”), the Ontario Securities Commission (“OSC”) and the Securities and Exchange Commission (“SEC”) regarding its prior public disclosures, including financial and accounting matters. The OSC is also conducting a regulatory investigation of Royal Group, principally in connection with certain related party transactions between Royal Group and Royal St. Kitts Beach Resort Limited, but also in connection with trading in Royal Group’s shares.

In October 2005, Royal Group advised the OSC, the RCMP and the SEC of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

Royal Group and certain of its former officers and former board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice brought by Royal Group shareholders. These cases were consolidated as In re Royal Group Technologies Securities Litigation. In March 2007, Royal Group entered into a stipulation and agreement of settlement with the lead and representative plaintiffs in the consolidated cases after a mediation process among the parties. It is a condition of the settlement that the U.S. and Canadian actions be settled contemporaneously. Under the terms of the global settlement, subject to the approval of both the U.S. and Canadian courts, Royal Group paid C$9 million or US$7.8 million in cash into escrow after execution of the stipulation and agreement. The settlement remains conditioned, among other things, on receipt of all required court approvals. Although the settlement agreement has been entered into among the parties, there can be no assurance at this time that all conditions to the agreement will be satisfied. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount of $2.4 million was paid into escrow and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class has filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. The settlement agreement must be approved by the court in order to become effective. We anticipate that the court will hold its final hearing on whether to approve the settlement in approximately six months. In July 2007, Royal Group was advised that it is no longer the subject of a criminal investigation which was being conducted by the Antitrust Division of the U.S. Department of Justice, and focused on alleged price fixing in the window coverings industry.

There can be no assurance that the changes, liabilities, and costs we incur in respect of each of the foregoing investigations, lawsuits or claims related to Royal Group will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows may be adversely affected in a material respect.

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

In the first quarter of 2007, we voluntarily disclosed possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act to the USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, our agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista’s responsibility. This presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore recorded a $2.7 million accrual to other non-current liabilities in 2004.

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

11.          HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

Raw Materials and Natural Gas Price Risk Management.   The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At June 30, 2007 and December 31, 2006, we had no raw material or natural gas forward swap contracts outstanding.

Interest Rate Risk Management.   We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At June 30, 2007 and December 31, 2006 we had interest rate swaps designated as cash flow hedges of underlying floating rate debt with estimated fair values of $0.0 million and $1.1 million, respectively. These hedges have various expiration dates in 2008 and 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income (“AOCI”) until the underlying interest payment affects income. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three and six months ended June 30, 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

12.          STOCK-BASED COMPENSATION

Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 5,000,000 shares of our common stock to employees and non-employee directors. As of June 30, 2007, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

Stock Options.   For the six months ended June 30, 2007 and 2006, we granted options to purchase 567,663 and 351,996 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the day prior to the date of grant for grants prior to May 15, 2007 and on the day of grant for grants thereafter. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

Stock-based Compensation related to Stock Options.   The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is an estimate of future volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model are as follows:

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	Stock option	Stock purchase	Stock option
	grants	plan rights*	grants
Grant date fair value	$7.01	$8.50	$10.21
Assumptions
Risk-free interest rate	4.66%	4.85%	4.82%
Expected life	5.77 years	1.0 year	4.5 years
Expected volatility	40%	44%	39%
Expected dividend yield	1.67%	1.23%	1.11%

*                    Discontinued as of January 1, 2007.

A summary of stock option activity under all plans for the six months ended June 30, 2007, is as follows:

	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2007	1,946,823		$30.14
Granted	567,663		20.43
Exercised	—		—	—
Forfeited	(6,002)		44.93
Expired	(500)		23.35
Outstanding on June 30, 2007	2,507,984	6.4 years	$27.91	$278
Vested or expected to vest at June 30, 2007	2,492,966	6.4 years	$27.92	$278
Exercisable on June 30, 2007	1,624,931	4.9 years	$28.90	$278
Shares available on June 30, 2007 for options that may be granted	2,535,229

Compensation expense, net of tax, for the six months ended June 30, 2007 and 2006 from stock options, and employee stock purchase plan (“ESPP”) shares for the 2006 period, was approximately $2.4 million and $2.8 million, respectively. Compensation expense, net of tax, for the three months ended June 30, 2007 and 2006 from stock options, and ESPP shares for the 2006 period, was approximately $0.5 million and $0.9 million, respectively.

Restricted and Deferred Stock.   During the six months ended June 30, 2007 and 2006, we granted 198,567 and 136,902 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the six months ended June 30, 2007 and 2006 was $19.19 and $28.70, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the three months ended June 30, 2007 and 2006 from restricted stock and deferred stock units was $0.5 million and $0.7 million, respectively. Compensation expense, net of tax, for the six months ended June 30, 2007 and 2006 from restricted stock and deferred stock units was $2.5 million and $2.3 million, respectively. A summary of restricted and deferred stock units and related changes therein is as follows:

	Six months ended June 30, 2007
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2007	254,910		$35.80
Granted	198,567		19.19
Vested	(113,767)		35.81
Forfeited	(390)		28.70
Outstanding on June 30, 2007	339,320	2.1 years	26.08	$6,145
Vested or expected to vest at June 30, 2007	336,390	2.1 years	26.07	$6,092

Nonvested shares.   As of June 30, 2007, we had approximately $6.9 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $8.6 million and $7.9 million, respectively. For additional information about our share-based payment awards, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2006.

13.   EARNINGS PER SHARE

There are no adjustments to “Net income” or “Income before income taxes” for the diluted earnings per share computations.

The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
In thousands	2007	2006	2007	2006
Weighted average common shares—basic	34,359	34,101	34,332	34,075
Plus incremental shares from assumed conversions:
Options and awards	—	282	—	303
Employee stock purchase plan rights	—	14	—	9
Weighted average common shares—diluted	34,359	34,397	34,332	34,387

In computing diluted loss per share for the three and six months ended June 30, 2007, common stock equivalents were excluded as a result of their anti-dilutive effect. Options to purchase 1.0 million and 1.1 million shares of common stock, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006, respectively, as the exercise prices of these options were greater than the average market price of the common stock during these periods.

14.   COMPREHENSIVE INCOME (LOSS) INFORMATION

Our comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, derivative financial instruments designated as cash flow hedges, and minimum pension liabilities and the effects of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan. The components of accumulated other comprehensive income (loss) and total comprehensive income are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

In thousands	June 30, 2007	December 31, 2006
Unrealized losses on derivative contracts	$2	$(725)
Minimum pension liability	(170)	(170)
Effect of SFAS No. 158	(2,526)	(2,589)
Cumulative currency translation adjustment	17,669	(21,390)
Accumulated other comprehensive income (loss)	$14,975	$(24,874)

The components of total comprehensive income are as follows:

Total comprehensive income

	Three months ended		Six months ended
	June 30,		June 30,
In thousands	2007	2006	2007	2006
Net (loss) income	$(4,220)	$39,390	$(38,791)	$73,071
Unrealized losses on derivative contracts	1,077	—	727	—
Effect of SFAS No. 158	217	—	63	—
Cumulative currency translation adjustment	35,596	—	39,059	—
Total comprehensive income	$32,670	$39,390	$1,058	$73,071

15.   EMPLOYEE PENSION PLANS

The following table provides the components for the net periodic benefit cost for all pension plans:

	Three months ended June 30,		Six months ended June 30,
In thousands	2007	2006	2007	2006
Components of periodic benefit cost:
Service cost	$1,019	$922	$2,111	$1,845
Interest cost	1,743	1,408	3,514	2,817
Expected return on plan assets	(2,565)	(1,944)	(5,123)	(3,888)
Other	—	(5)	—	(9)
Amortization of:
Transition obligation	20	54	40	107
Prior service cost	91	96	192	191
Actuarial gain	—	82	(5)	163
Net periodic benefit cost	$308	$613	$729	$1,226

Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted averages:

	Six months ended June 30,
	2007	2006
Discount rate	6.00%	5.75%
Expected return on assets	8.00%	8.25%
Rate of compensation increase	4.27%	4.26%

For the six months ended June 30, 2007, we made no contributions to the plan trust. We made $0.4 and $0.5 million in the form of direct benefit payments for the six months ended June 30, 2007 and 2006, respectively.

16.   SEGMENT INFORMATION

We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflect the organization used by our management for purposes of allocating resources, and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. Through the Royal Group acquisition, we acquired vinyl resin, vinyl compound and compound additives manufacturing facilities. These manufacturing operations are very similar to our legacy chlorovinyl manufacturing facilities. Therefore, we have aggregated these manufacturing operations with our chlorovinyls reportable segment. In addition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments: window and door profiles and mouldings products, and outdoor building products, which includes the following products: siding, pipe and pipe fittings, deck, fence and rail products, and outdoor storage buildings. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, costs of our receivables securitization program and income and expense items reflected as “other income (expense)” on our consolidated statements of income. Transactions between operating segments are valued at market-based prices.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Aromatics	Unallocated and Other	Total
Three months ended June 30, 2007:
Net sales	$366,314	$137,274	$184,310	$163,967	$—	$851,865
Intersegment revenues	75,353	69	1,993	—	—	77,415
Operating income (loss)	25,851	3,274	7,252	4,711	(8,698)	32,390
Three months ended June 30, 2006:
Net sales	$464,865	$—	$—	$137,294	$—	$602,159
Operating income (loss)	83,734	—	—	(466)	(7,916)	75,352

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Aromatics	Unallocated and Other	Total
Six months ended June 30, 2007:
Net sales	$695,910	$234,824	$291,936	$342,891	$—	$1,565,561
Intersegment revenues	127,801	1,472	7,889	—	—	137,162
Operating income (loss)	40,440	(2,827)	(1,059)	10,059	(22,201)	24,412
Six months ended June 30, 2006:
Net sales	$906,465	$—	$—	$263,567	$—	$1,170,032
Operating income (loss)	159,434	—	—	(5,432)	(19,875)	134,127

17.   SUBSEQUENT EVENTS

In July 2007, we sold certain excess land related to our Royal Building Systems De Mexico business for $0.4 million.

18.   SUPPLEMENTAL GUARANTOR INFORMATION

Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc. and Roybridge Investment (USA) Limited, some of our wholly owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the “Non-Guarantor Subsidiaries”). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
June 30, 2007
(Unaudited)

(In thousands)	Georgia Gulf Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3,169	$1,701	$—	$4,870
Receivables, net	167,397	188,810	319,204	(325,143)	350,268
Inventories, net	—	225,000	140,234		365,234
Prepaid expenses	33	32,578	9,475	—	42,086
Income tax receivable	—	748	—	—	748
Deferred income taxes	—	12,543	14,807	—	27,350
Total current assets	167,430	462,848	485,421	(325,143)	790,556
Property, plant and equipment, net	157	593,193	413,350	—	1,006,700
Long-term receivables—affiliates	482,415	—	—	(482,415)	—
Goodwill		208,269	175,926	—	384,195
Intangibles, net	—	43,347	48,233	—	91,580
Other assets, net	38,435	142,528	32,504	—	213,467
Non-current assets held-for-sale	—	—	54,670	—	54,670
Investment in subsidiaries	1,286,434	169,563	—	(1,455,997)	—
Total assets	$1,974,871	$1,619,748	$1,210,104	$(2,263,555)	$2,541,168
Current portion of long-term debt	$76,650	$20	$18,807	$—	$95,477
Accounts payable	161,092	392,933	69,707	(325,143)	298,589
Interest payable	18,240	—	—	—	18,240
Accrued compensation	496	13,813	17,845	—	32,154
Liability for unrecognized income tax benefits and other tax reserves	—	8,451	63,345	—	71,796
Other accrued liabilities	496	22,390	33,767	—	56,653
Total current liabilities	256,974	437,607	203,471	(325,143)	572,909
Long-term debt, less current portion	1,316,125	146	104,340	—	1,420,611
Long-term payables—affiliates	—	—	482,415	(482,415)	—
Deferred income taxes	—	98,808	684	—	99,492
Liability for unrecognized income tax benefits	—	6,476	25,823	—	32,299
Other non-current liabilities	8,588	9,350	4,735	—	22,673
Total liabilities	1,581,687	552,387	821,468	(807,558)	2,147,984
Stockholders’ equity	393,184	1,067,361	388,636	(1,455,997)	393,184
Total liabilities and stockholders’ equity	$1,974,871	$1,619,748	$1,210,104	$(2,263,555)	$2,541,168

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$11,400	$(1,759)	$—	$9,641
Receivables, net	122,899	155,380	237,883	(278,666)	237,496
Inventories, net	—	196,231	146,432	(3,258)	339,405
Prepaid expenses	20,298	(3,363)	11,396	1,246	29,577
Income tax receivable	6,762	30,381	—	—	37,143
Deferred income taxes	—	10,204	20,460	—	30,664
Current assets held-for-sale and of discontinued operations	—	3,269	7,811	—	11,080
Total current assets	149,959	403,502	422,223	(280,678)	695,006
Property, plant and equipment, net	166	591,352	431,486	—	1,023,004
Long-term receivables—affiliates	571,527	—	—	(571,527)	—
Goodwill		202,131	174,993	—	377,124
Intangibles, net	—	42,555	45,806	—	88,361
Other assets, net	37,565	148,917	22,056	(3,725)	204,813
Non-current assets held-for-sale	—	—	69,919	—	69,919
Investment in subsidiaries	1,253,533	164,864	—	(1,418,397)	—
Total assets	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227
Current portion of long-term debt	$32,400	$—	$95	$—	$32,495
Accounts payable	89,565	389,326	31,908	(295,517)	215,282
Interest payable	21,246	—	44	—	21,290
Accrued compensation	726	19,577	16,915	—	37,218
Tax reserves	—	(7,874)	79,361	16,851	88,338
Other accrued liabilities	464	26,497	70,467	—	97,428
Total current liabilities	144,401	427,526	198,790	(278,666)	492,051
Long-term debt	1,465,639	—	—	—	1,465,639
Long-term payables—affiliates	—	3,724	571,526	(575,250)	—
Deferred income taxes	—	83,118	5,358	—	88,476
Other non-current liabilities	9,186	8,846	506	—	18,538
Total liabilities	1,619,226	523,214	766,180	(853,916)	2,064,704
Stockholders’ equity	393,524	1,030,107	390,303	(1,420,411)	393,523
Total liabilities and stockholders’ equity	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Three Months Ended June 30, 2007
(Unaudited)

(In thousands)	Georgia Gulf Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$609,250	$263,121	$(23,516)	$851,865
Operating costs and expenses:
Cost of sales	—	557,618	218,173	(15,328)	760,463
Selling, general and administrative expenses	5,271	25,587	36,342	(8,188)	59,012
Total operating costs and expenses	5,271	583,205	254,515	(23,516)	819,475
Operating (loss) income	(2,261)	26,045	8,606	—	32,390
Other (expense) income:
Interest expense, net	(24,175)	407	(9,614)	—	(33,382)
Foreign exchange gains and losses	2,679	21	(21)	—	2,679
Equity in income of subsidiaries	17,182	2,124	—	(19,306)	—
Income (loss) before taxes	(6,575)	28,597	(1,029)	(19,306)	1,687
Provision (benefit) for income taxes	(2,355)	5,957	(41)	—	3,561
Income (loss) from continuing operations	(4,220)	22,640	(988)	(19,306)	(1,874)
Loss from discontinued operations, net of tax	—	(297)	(2,049)	—	(2,346)
Net income (loss)	$(4,220)	$22,343	$(3,037)	$(19,306)	$(4,220)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Three Months Ended June 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$602,159	$4,331	$(7,341)	$602,159
Operating costs and expenses:
Cost of sales	(129)	509,719	—	—	509,590
Selling, general and administrative expenses	5,906	15,665	2,987	(7,341)	17,217
Total operating costs and expenses	5,777	525,384	2,987	(7,341)	526,807
Operating income (loss)	(2,767)	76,775	1,344	—	75,352
Other (expense) income:
Interest expense, net	(954)	(2,518)	—	—	(3,473)
Unrealized losses on derivative instruments	(11,387)	—	—	—	(11,387)
Equity in income of subsidiaries	49,109	1,344	—	(50,454)	—
Income before taxes	34,001	75,601	1,344	(50,454)	60,492
Provision (benefit) for income taxes	(5,389)	26,491	—	—	21,102
Net income	$39,390	$49,110	$1,344	$(50,454)	$39,390

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Six Months Ended June 30, 2007
(Unaudited)

(In thousands)	Georgia Gulf Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,020	$1,177,203	$426,516	$(44,179)	$1,565,561
Operating costs and expenses:
Cost of sales	—	1,084,722	367,481	(28,183)	1,424,020
Selling, general and administrative expenses	16,179	51,062	65,883	(15,996)	117,129
Total operating costs and expenses	16,179	1,135,784	433,364	(44,179)	1,541,149
Operating income (loss)	(10,159)	41,419	(6,848)	—	24,412
Other (expense) income:
Interest expense, net	(47,107)	(534)	(17,815)		(65,456)
Foreign exchange gains and losses	5,510	12	(12)		5,510
Equity in income of subsidiaries	2,552	1,948	—	(4,500)	—
Income (loss) before taxes	(49,204)	42,845	(24,675)	(4,500)	(35,534)
Provision (benefit) for income taxes	(10,413)	10,287	(7,024)	—	(7,150)
Income (loss) from continuing operations	(38,791)	32,558	(17,651)	(4,500)	(28,384)
Loss from discontinued operations, net of tax		(3,269)	(7,138)		(10,407)
Net income (loss)	$(38,791)	$29,289	$(24,789)	$(4,500)	$(38,791)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Six Months Ended June 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,331	$1,170,032	$8,749	$(15,080)	$1,170,032
Operating costs and expenses:
Cost of sales	(130)	998,604	—	—	998,474
Selling, general and administrative expenses	14,842	32,094	5,575	(15,080)	37,431
Total operating costs and expenses	14,712	1,030,698	5,575	(15,080)	1,035,905
Operating income (loss)	(8,381)	139,334	3,174	—	134,127
Other income (expense):
Interest expense, net	(2,005)	(5,804)	—	—	(7,809)
Unrealized losses on derivative instruments	(11,387)	—	—	—	(11,387)
Equity in income of subsidiaries	86,913	3,174	—	(90,087)	—
Income before taxes	65,140	136,704	3,174	(90,087)	114,931
Provision (benefit) for income taxes	(7,931)	49,791	—	—	41,860
Net income	$73,071	$86,913	$3,174	$(90,087)	$73,071

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2007
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(20,692)	$31,394	$(37,580)	$—	$(26,878)
Cash from investing activities:
Capital expenditures	—	(41,890)	(11,977)	—	(53,867)
Proceeds from sale of property, plant, and equipment, assets held for sale and discontinued operations	—	2,300	72,172	—	74,472
Net cash provided by (used in) investing activities	—	(39,590)	60,195	—	20,605
Cash flows from financing activities:
Net change in revolving line of credit	45,750	—	17,755	—	63,505
Proceeds from notes payable to affiliates	132,324	—	(132,324)	—	—
Long-term debt payments	(151,016)	(33)	(377)	—	(151,426)
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Purchases and retirement of common stock	(684)	—	—	—	(684)
Dividends paid	(5,555)	—	—	—	(5,555)
Net cash provided by (used in) financing activities	20,819	(33)	(19,081)	—	1,705
Effect of exchange rate changes on cash	(127)	—	(76)	—	(203)
Net change in cash and cash equivalents	—	(8,229)	3,458	—	(4,771)
Cash and cash equivalents at beginning of period	—	11,398	(1,757)	—	9,641
Cash and cash equivalents at end of period	$—	$3,169	$1,701	$—	$4,870

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2006
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,804	$121,506	$6	$—	$126,316
Cash flows used in investing activities:
Capital expenditures	—	(27,558)	—	—	(27,558)
Cash flows from financing activities:
Net change in revolving line of credit	—	(104,200)	—	—	(104,200)
Proceeds from issuance of common stock	301	—	—	—	301
Purchases and retirement of common stock	(1,032)	—	—	—	(1,032)
Tax benefits from employee share-based exercises	1,424	—	—	—	1,424
Dividends paid	(5,497)	—	—	—	(5,497)
Net cash used in financing activities	(4,804)	(104,200)	—	—	(109,004)
Net change in cash and cash equivalents	—	(10,252)	6	—	(10,246)
Cash and cash equivalents at beginning of period	—	14,295	3	—	14,298
Cash and cash equivalents at end of period	$—	$4,043	$9	$—	$4,052

Item 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Georgia Gulf Corporation is a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics, and manufactures vinyl-based building and home improvement products. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer (“VCM”), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. Chlorovinyls and aromatics are reportable segments. Our chemical products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction. On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited (“Royal Group”), a leading North American manufacturer and marketer of vinyl-based building and home improvement products. Royal Group’s core businesses now consist of five product lines: (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail and outdoor storage buildings. Window and door profiles and mouldings products and outdoor building products (which includes siding, pipe and pipe fittings and deck, fence and rail and outdoor storage buildings) are our reportable segments.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods ended June 30, 2007 and 2006, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Six months ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Dollars in Millions
Net sales	$851.9	100.0%	$602.2	100.0%	$1,565.5	100.0%	$1,170.0	100.0%
Cost of sales	760.5	89.3%	509.6	84.6%	1,424.0	91.0%	998.5	85.3%
Gross margin	91.4	10.7%	92.6	15.4%	141.5	9.0%	171.5	14.7%
Selling, general and administrative	59.0	6.9%	17.2	2.9%	117.1	7.5%	37.4	3.2%
Operating income	32.4	3.8%	75.4	12.5%	24.4	1.5%	134.1	11.5%
Net interest expense	33.4	3.9%	3.5	0.6%	65.4	4.2%	7.8	0.7%
Foreign exchange (gains) losses	(2.7)	(0.3)%	11.4	1.9%	(5.5)	(0.4)%	11.4	1.0%
Provision for (benefit from) income taxes	3.6	0.4%	21.1	3.5%	(7.1)	(0.5)%	41.9	3.6%
(Loss) income from continuing operations	(1.9)	(0.2)%	39.4	6.5%	(28.4)	(1.8)%	73.0	6.2%
(Loss) from discontinued operations, net of tax	(2.3)	(0.3)%	—	—	(10.4)	(0.7)%	—	—
Net (loss) income	$(4.2)	(0.5)%	$39.4	6.5%	$(38.8)	(2.5)%	$73.0	6.2%

The following table sets forth certain financial data by segment for the three and six month periods ended June 30, 2007 and 2006, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Six months ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Dollars in Millions
Net sales
Chlorovinyls products	$366.3	43.0%	$464.9	77.2%	$695.9	44.5%	$906.5	77.5%
Window and door profiles and mouldings products	137.3	16.1%	—	—	234.8	15.0%	—	—
Outdoor building products	184.3	21.6%	—	—	291.9	18.6%	—	—
Aromatics products	164.0	19.3%	137.3	22.8%	342.9	21.9%	263.5	22.5%
Total net sales	$851.9	100%	$602.2	100%	$1565.5	100%	$1,170.0	100%
Gross margin
Chlorovinyls products	$36.0	9.8%	$91.8	19.8%	$60.5	8.7%	$174.9	19.3%
Window and door profiles and mouldings products	19.3	14.1%	—	—	27.0	11.5%	—	—
Outdoor building products	30.3	16.4%	—	—	41.8	14.3%	—	—
Aromatics products	5.8	3.5%	1.0	0.7%	12.3	3.6%	(2.8)	(1.1)%
Total gross margin	$91.4	10.7%	$92.8	15.4%	$141.5	9.0%	$172.1	14.7%

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Net Sales.   For the three months ended June 30, 2007, net sales were $851.9 million, an increase of 41 percent compared to $602.2 million for the same quarter last year. This increase was a result of the Royal Group acquisition on October 3, 2006, which increased net sales by 55 percent, more than offsetting a decline in net sales of 14 percent in our chemical business. Our chemical business overall average sales decreased primarily as a result of decreases in the sales prices and volumes of our chlorovinyls products, primarily in the United States where demand for residential construction has declined sharply.

Chlorovinyls segment net sales totaled $366.3 million for the quarter ended June 30, 2007, a decrease of 21 percent compared with net sales of $464.9 million for the same period last year. Our overall average sales prices decreased due to decreases in the prices of vinyl resins of 16 percent, vinyl compounds of 5 percent, and caustic soda of 7 percent. The vinyl resin price decreases reflect the industry having to raise prices during the first six months of 2007 from very low price levels while the same period in 2006 saw prices decline moderately from very high price levels. The low vinyl resin prices at the beginning of 2007 reflect the U.S. housing starts decline that started during the latter part of 2006, which has not recovered. Our acquisition of Royal Group on October 3, 2006 contributed $9.8 million of net sales to our chlorovinyls segment for the three months ended June 30, 2007. Our overall chlorovinyls sales volumes were down 15 percent primarily resulting from vinyl resin and compound sales volumes decreases of 7 percent and 15 percent, respectively, from the second quarter of 2006 to the second quarter of 2007. The decreased sales volumes reflected a slowdown in U.S. housing construction.

Window and door profiles and mouldings products net sales totaled $137.3 million for the quarter ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products net sales totaled $184.3 million for the quarter ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment net sales were $164.0 million for the quarter ended June 30, 2007, an increase of 19 percent compared to $137.3 million for the same quarter last year. Our overall average selling prices increased 12 percent primarily as a result of increases in the prices of phenol of 26 percent and cumene of 15 percent. The cumene and phenol price increases reflect higher costs for the feedstock benzene. The North American cumene industry operating rate was approximately 83 percent for the second quarter of 2007, or about 8 percent higher than the same period last year. The North American phenol industry operating rate was approximately 90 percent for both the second quarters of 2006 and 2007. Our overall aromatics sales volumes increased 6 percent as a result of phenol and acetone sales volume increases of 10 percent and 13 percent, respectively, while cumene remained flat. Domestic home remodeling, and non-residential construction along with a strong export market accounted for the increase in sales volumes.

Gross Margin.   Total gross margin decreased from 15 percent of sales for the quarter ended June 30, 2006, to 11 percent of sales for the quarter ended June 30, 2007. This $1.2 million decrease was due to a $54.3 million decrease in our chemical operations primarily due to lower chlorovinyls sales prices and volumes and higher benzene costs offset by the Royal Group contribution of $53.1 million. Some of our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track crude oil and natural gas industry prices. U.S. industry prices for crude oil decreased 8 percent and natural gas increased 13 percent, respectively, from the second quarter of 2006 to the second quarter of 2007.

Chlorovinyls segment gross margin decreased from 20 percent of sales for the quarter ended June 30, 2006 to 10 percent of sales for the quarter ended June 30, 2007. This $55.8 million decrease from the same quarter last year primarily reflects lower sales prices and volumes in all products. The Royal Group chlorovinyls operations positively impacted our gross margin by approximately $3.5 million. Our overall raw material prices increased about 8 percent from the second quarter of 2006 compared to the same quarter in 2007. Our chlorovinyls operating rate increased from about 91 percent for second quarter of 2006 to about 93 percent for the second quarter of this year. The increase in the operating rate in the second quarter of 2007 compared to the same period in 2006 primarily resulted from the additional inter-company sales of our vinyl resins and compounds to our window and door profiles and mouldings products segment and outdoor building products segment outpacing the decrease in third party sales.

Window and door profiles and mouldings products gross margin totaled $19.3 million for the quarter ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products net sales gross margin totaled $30.3 million for the quarter ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment gross margin increased from $1.0 million for the quarter ended June 30, 2006, to $5.8 million for the quarter ended June 30, 2007. This $4.8 million increase from the same period last year is due primarily to increased overall sales prices and sales volume increases of 12 percent and 6 percent, respectively, offsetting increased benzene costs.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $59.0 million for the quarter ended June 30, 2007, an increase of $41.8 million from $17.2 million for the quarter ended June 30, 2006. This increase was largely due to incremental selling, general and administrative expenses of $42.1 million resulting from the Royal Group acquisition.

Interest Expense, Net.   Interest expense, net increased to $33.4 million for the quarter ended June 30, 2007, from $3.5 million for the quarter ended June 30, 2006. This increase of $29.9 million was primarily attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group.

Provision (Benefit) from Income Taxes.   The provision for income taxes from continuing operations was $3.6 million for the three months ended June 30, 2007, compared with $21.1 million for the three months ended June 30, 2006. The decrease in taxes resulted primarily from a $58.8 million decrease in income from continuing operations before income taxes. In addition, our effective tax rate for the three months ended June 30, 2007, increased to 211% from 35% for the same period in 2006 due primarily to interest accrued on the liability for unrecognized income tax benefits and the elimination of the extraterritorial income tax deduction regime combined with a lower domestic manufacturing deduction as a result of lower estimated taxable income, offset by the impact of the Texas legislative change in 2006, the benefits of state tax credits and lower tax rates in Canada. The provision for income taxes related to discontinued operations was a benefit of $0.5 million for the three months ended June 30, 2007.

Loss from Discontinued Operations.   Subsequent to the Royal Group acquisition, we began to exit several non-core businesses. As of June 30, 2007, these businesses qualified as discontinued operations under generally accepted accounting principles and incurred a net loss of approximately $2.3 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

Net Sales.   For the six months ended June 30, 2007, net sales were $1.6 billion, an increase of 34 percent compared to $1.2 billion for the same period last year. This increase was a result of the Royal Group acquisition on October 3, 2006, which increased net sales by 47 percent, more than offsetting a decline in our chemical business net sales of 13 percent. Our chemical business overall average sales prices and volumes decreased 7 percent and 6 percent, respectively, primarily as a result of decreases in the prices and volumes of vinyl resins, vinyl compounds and caustic soda. The significant decrease of about 27 percent in U.S. residential construction permits during the first six months of 2007 accounted for most of the decrease in sales, when compared to the same period last year.

Chlorovinyls segment net sales totaled $695.9 million for the six months ended June 30, 2007, a decrease of 23 percent compared with net sales of $906.5 million for the same period last year. Our overall average sales prices decreased by 16 percent, primarily as a result of decreases in the prices of vinyl resins of 22 percent, vinyl compounds of 8 percent, and caustic soda of 14 percent. The vinyl resin price decreases reflect the industry having to raise prices during the first six months of 2007 from very low price levels while the same period in 2006 saw prices decline moderately from very high price levels. The low vinyl resin prices at the beginning of 2007 reflect the U.S. housing starts decline that started during the latter part of 2006, which has not recovered. Our overall chlorovinyls sales volumes were also down 11 percent as the North America PVC industry domestic sales volume decreased 6 percent also to the slowdown in U.S. housing construction.

Window and door profiles and mouldings products net sales totaled $234.8 million for the six months ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products net sales totaled $291.9 million for the six months ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment net sales were $342.9 million for the six months ended June 30, 2007, an increase of 30 percent compared to $263.5 million for the first six months of 2006. Our overall average selling prices increased 16 percent primarily as a result of increases in the prices of phenol of 25 percent and cumene of 18 percent. The cumene and phenol price increases reflect higher costs for the feedstock benzene. The North American cumene industry operating rate was approximately 81 percent for first six months of 2007, or about 10 percent higher than the same period last year. The North American phenol industry operating rate was approximately 88 percent for the first six months of 2007, or about a 6 percent higher than the same period last year. Our overall aromatics sales volumes increased 12 percent as a result of a cumene, phenol and acetone sales volume increases of 20 percent, 5 percent and 7 percent, respectively. Domestic home remodeling and non-residential construction along with a strong export market accounted for the increase in sales volumes.

Gross Margin.   Total gross margin decreased from 15 percent of sales for the six months ended June 30, 2006, to 9 percent of sales for the six months ended June 30, 2007. This $30.0 million decrease was due to a $100.8 million decrease in our chemical operations sales primarily due to lower chlorovinyls sales prices and volumes and higher benzene costs offset by the Royal Group contribution of $70.8 million.

Some of our primary raw materials and natural gas costs in both segments normally track crude oil and natural gas industry prices, which experienced decreases of 8 percent and 5 percent, respectively, from the first six months of 2006 to the first six months of 2007.

Chlorovinyls segment gross margin decreased from 19 percent of sales for the six months ended June 30, 2006, to 9 percent of sales for the six months ended June 30, 2007. This $114.4 million decrease primarily reflects decreases in sales prices and volumes for most of our chlorovinyls products more than offsetting decreases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs for the first six months of 2007 decreased 3 percent compared to the first six months of 2006. Our chlorovinyls operating rate decreased from about 93 percent for the first six months of 2006 to about 88 percent for the same period in 2007.

Window and door profiles and mouldings products gross margin totaled $27.0 million for the six months ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Outdoor building products gross margin totaled $41.8 million for the six months ended June 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

Aromatics segment gross margin increased from negative 1 percent of sales for the six months ended June 30, 2006, to 4 percent of sales for the six months ended June 30, 2007. This $15.1 million increase from the same six month period last year is due primarily to increases in sales prices and volumes for all of our aromatics products more than offsetting increases in our raw materials prices. Overall raw material costs increased primarily as a result of increases in benzene costs, as propylene cost remained flat year over year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses totaled $117.1 million for the six months ended June 30, 2007, an increase of $79.7 million from the $37.4 million for the six months ended June 30, 2006. This increase was largely due to incremental selling, general and administrative expenses of $78.2 million resulting from the Royal Group acquisition.

Interest Expense, Net.   Interest expense, net increased to $65.4 million for the six months ended June 30, 2007, from $7.8 million for the six months ended June 30, 2006. This increase of $57.6 million was primarily attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group.

Loss on Foreign Exchange Derivative Instruments.   In June 2006, we entered into Canadian dollar foreign currency forward contracts with a notional amount of Canadian dollar 1.5 billion to effectively hedge the entire purchase price of Royal Group. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Therefore, we recorded the change in the fair value of the derivative and the hedged item to earnings. During the three and six months ended June 30, 2006, we recorded $11.4 million of realized losses related to these foreign currency forward contracts.

Provision (Benefit) from Income Taxes.   The provision (benefit) for income taxes from continuing operations was a benefit of $7.1 million for the six months ended June 30, 2007, compared with an expense of $41.9 million for the six months ended June 30, 2006. The decrease in taxes resulted primarily from a $150.5 million decrease in income from continuing operations before income taxes. In addition, our effective tax rate for the six months ended June 30, 2007, decreased to 20% from 36% for the same period in 2006 due primarily to interest accrued on the liability for unrecognized income tax benefits and the elimination of the extraterritorial income tax deduction regime combined with a lower domestic manufacturing deduction as a result of lower estimated taxable income, offset by the benefits of state tax credits and lower tax rates in Canada. The provision for income taxes related to discontinued operations was a benefit of $2.8 million for the six months ended June 30, 2007.

Loss from Discontinued Operations.   Subsequent to the Royal Group acquisition, we began to exit several non-core businesses. As of June 30, 2007, these businesses qualified as discontinued operations under generally accepted accounting principles and incurred a net loss of approximately $10.4 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Operating Activities.   For the six months ended June 30, 2007, we used $26.9 million of cash flow from operating activities as compared with $126.3 million of cash provided for the six months ended June 30, 2006. The major uses of cash flow for the first six months of 2007 were a net loss of $38.8 million, a $13 million decrease in the interests sold in our trade receivables as a result of a decrease in eligible receivables under our securitization program and a $14.7 million increase in working capital. The major sources of cash flow for the first six months of 2007 were our non-cash provision for depreciation and amortization of $73.5 million. The major sources of cash flows for the first six months of 2006 were net income of $73.1 million, a $24.0 million increase in the interest sold in our trade receivables and a non-cash provision of $32.0 million for depreciation and amortization. The increase in the non-cash provision for depreciation and amortization primarily relates to our acquisition of Royal Group on October 3, 2006. Total working capital at June 30, 2007 was a surplus of $217.6 million versus a surplus of $203.0 million at December 31, 2006. Significant changes in working capital for the first six months of 2007 included an increase in our trade receivables, inventories, accounts payables, and current portion of long-term debt. Additionally, the adoption of FIN 48, Accounting for Uncertainty in Income Taxes, in 2007 required the reclassification of a significant amount of the related reserve to non-current liabilities. Our trade receivables increase was due to increases in sales volumes and prices. Inventory and accounts payable increases resulted from seasonally higher prices and production volumes in June 2007.

Investing Activities.   Net cash provided by investing activities was $20.6 million for the six months ended June 30, 2007, as compared to net cash used of $27.6 million for the same period last year primarily reflecting non-core asset divestures during the first six months of 2007. During the first six months of 2007, we received cash proceeds from sales of property, plant and equipment, assets held for sale and discontinued operations of $74.5 million. These proceeds primarily relate to the sale of Royal Group’s corporate headquarters and two manufacturing facilities located in Woodbridge, Ontario. During the first six months of 2007, we used cash of $53.9 million primarily for our Plaquemine, Louisiana PVC modernization project and our Bristol, Tennessee profile plant expansion.

Financing Activities.   Cash provided by financing activities was $1.7 million for the six months ended June 30, 2007, as compared to $109.0 million of cash used in financing activities for the same period last year. The change was primarily due to the payment of $151.4 million on long-term debt that was partially offset by $63.5 million of net additional borrowing on our revolving line of credit. During the first six months of 2007, we also received $95.9 million from lease financing transactions accounted for as a financing. These lease financing property transactions primarily related to the lease of four Royal Group manufacturing facilities located in Woodbridge, Ontario.

On June 30, 2007, our balance sheet debt consisted of $497.1 million of term debt and $90.5 million of borrowings under our revolving credit facilities under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5% senior notes due 2014, $200.0 million of unsecured 10.75% senior subordinated notes due 2016, $104.5 million of sale-leaseback financing obligations and $30.1 million in other debt. The approximately $8.6 million increase in the lease financing obligations from March 31, 2007 is due to foreign currency translation adjustments. At June 30, 2007, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and, net of outstanding letters of credit of $110.9 million and current borrowings of $90.5 million, we have remaining availability under the revolving credit facility of $173.6 million. Over the next twelve months, we expect to pay off $95.5 million of borrowings, including $90.5 million on our revolving credit facility, and $5.0 million of principal on our tranche B term loan, that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of June 30, 2007. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

Covenants and Restrictions.   Under our senior secured credit facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and decrease our interest coverage ratio throughout the term of the agreement. In addition, this third amendment reduces our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. Management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned third amendment, cash flow from operations, together with our cash and cash equivalents of $4.9 million and the availability to borrow an additional $155.8 million under the revolving credit facility at June 30, 2007, we will have adequate funds for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if our expectations regarding our business prove incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of June 30, 2007, we were in compliance with all necessary financial covenants under our senior secured credit facility.

We conduct our business operations through our wholly owned subsidiaries as reflected in the consolidated financial statements. As we are essentially a holding company, we must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in the senior secured credit facility and the indenture related to the 7.125 percent notes limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

During the first six months of 2007 and 2006, we paid quarterly dividends of $0.08 per share, totaling $5.6 and $5.5 million, respectively.

Off-Balance Sheet Arrangement.   We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the “Securitization”). Our Securitization provides one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. The Securitization expires on September 18, 2009. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at June 30, 2007, and December 31, 2006, was $115.0 million and $128.0 million, respectively.

Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of June 30, 2007, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

Contractual Obligations.   Additional information related to our contractual obligations can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. Our aggregate future payments under contractual obligations by category at June 30, 2007 were as follows:

	Total	2007	2008	2009	2010	2011	2012 and thereafter
	In millions
Contractual obligations:
Long-term debt—principal	$1,423	$3	$5	$22	$5	$95	$1,293
Long-term debt—interest	868	64	126	124	123	120	311
Operating lease obligations	101	17	26	21	15	8	14
Lease financing obligations	65	5	6	6	6	6	36
Purchase obligations	4,317	721	850	716	480	480	1,070
Asset retirement obligations	11	—	—	—	—	—	11
Uncertain income tax positions	64	5	59	—	—	—	—
Other	3	—	1	1	—	—	—
Total	$6,852	$815	$1,073	$891	$629	$709	$2,735

Lease Financing Obligations.   We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Uncertain Income Tax Positions.   We have recognized a liability for our unrecognized income tax benefits of approximately $96.2 million as June 30, 2007. Of this amount, $64.3 million relates to audits and other matters that we are likely to pay in twelve months. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

Outlook

Georgia Gulf’s chlorovinyls products, as well as its building and home improvement products have historically experienced higher levels of sales in both the second and third quarters of the year, with the first and fourth quarters of the year reflecting seasonally slower construction activity due to colder weather. This year, we are again experiencing the usual seasonal increase for these product lines.

Industry sources expect that the North American vinyl resin industry’s operating rate will decrease to approximately 89 percent on average in the third quarter, down from 93 percent during the second quarter of 2007.

While we continue to believe that 2007 will be a challenging year for Georgia Gulf given the sharp downturn in construction activity and additional debt service associated with the Royal Group acquisition, we are encouraged by the progress we are making with strategies to stimulate sales and cut costs. We believe successful implementation of these strategies will leave us well positioned within the industry segments we serve in the years to come.

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

Critical Accounting Policies

During the three and six months ended June 30, 2007, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, other than the adoption of FIN 48, Accounting for Uncertainty in Income Taxes, as discussed in this Form 10-Q. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the impact of adopting FIN 48.

Item 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to our exposure to market risk during the quarter ended June 30, 2007.

Item 4.                        CONTROLS AND PROCEDURES

Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “1934 Act”). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control.   There were no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Although our former Chief Financial Officer is out on medical leave, his absence has had no adverse impact on our internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the quarter ended March 31, 2007. During the three months ended June 30, 2007, there were no material developments in the status of the proceedings so described except as described below.

On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount of $2.4 million was paid into escrow and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class has filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. The settlement agreement must be approved by the court in order to become effective. We anticipate that the court will hold its final hearing on whether to approve the settlement in approximately six months. In July 2007, Royal Group was advised that it is no longer the subject of a criminal investigation which was being conducted by the Antitrust Division of the US Department of Justice, and which focused on alleged price fixing in the window coverings industry.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s annual meeting of stockholders was held May 15, 2007, in Atlanta, Georgia for the following purposes: (i) to elect three directors to serve for a term of three years; (ii) to ratify the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2007; and (iii) to consider approval and adoption of the Second Amended and Restated 2002 Equity and Performance Incentive Plan.

The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or Abstentions
Jerry R. Satrum	25,309,518	5,804,715	0
Edward A. Schmitt (Chairman of the Board of Directors)	30,138,477	975,756	0
Yoshi Kawashima	30,070,666	1,043,567	0

In addition, the terms of the following directors continued after the meeting:

John E. Akitt
Dennis M. Chorba
Patrick J. Fleming
Charles L. Henry

The appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2007, was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
30,792,132	224,978	97,123	0

The proposal for approval and adoption of the Second Amended and Restated 2002 Equity and Performance Incentive Plan received the following votes:

For	Against	Abstain	Broker Non-Votes
19,106,856	3,679,832	118,469	0

Item 6.                        EXHIBITS

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 9, 2007	/s/ EDWARD A. SCHMITT
Edward A. Schmitt
President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2007	/s/ MARK E. BUCKIS
Mark E. Buckis
Interim Chief Financial Officer (Principal Financial and Accounting Officer)