Form 10-Q
period 2007-09-30
GEORGIA GULF CORP /DE/
filed 2007-11-09
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

(770) 395-4500
(Registrant's telephone number, including area code:)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2007
Common Stock, $0.01 par value	34,392,370

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$7,987	$9,641
Receivables, net of allowance for doubtful accounts of $13,878 in 2007 and $16,147 in 2006	280,085	237,496
Inventories, net	403,565	339,405
Prepaid expenses	14,765	29,577
Income tax receivable	30,637	37,143
Deferred income taxes	30,947	30,664
Current assets held-for-sale and of discontinued operations	—	11,080

Total current assets	767,986	695,006
Property, plant and equipment, net	1,014,480	1,023,004
Goodwill	404,734	377,124
Intangible assets, net of accumulated amortization of $5,143 in 2007 and $1,156 in 2006	93,276	88,361
Deferred income taxes	23,052	—
Other assets, net	204,339	204,813
Non-current assets held for sale and of discontinued operations	49,733	69,919

Total assets	$2,557,600	$2,458,227

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$25,567	$32,495
Accounts payable	270,878	215,282
Interest payable	37,793	21,290
Accrued compensation	35,191	37,218
Liability for unrecognized income tax benefits and other tax reserves	77,393	88,338
Other accrued liabilities	65,085	97,428

Total current liabilities	511,907	492,051
Long-term debt	1,426,659	1,465,639
Liability for unrecognized income tax benefits	36,767	—
Deferred income taxes	126,951	88,476
Other non-current liabilities	25,998	18,538

Total liabilities	2,128,282	2,064,704

Commitments and contingencies (note 10)
Stockholders' equity:
Preferred stock $0.01 par value; 75,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000 shares authorized; shares issued and outstanding: 34,392 in 2007 and 34,390 in 2006	344	344
Additional paid-in-capital	101,867	94,046
Retained earnings	274,830	324,007
Accumulated other comprehensive income (loss), net of tax	52,277	(24,874)

Stockholders' equity	429,318	393,523

Total liabilities and stockholders' equity	$2,557,600	$2,458,227

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
(In thousands, except per share data)
	2007	2006	2007	2006
Net sales	$815,293	$576,288	$2,380,854	$1,746,320
Operating costs and expenses:
Cost of sales	714,809	513,402	2,138,830	1,511,876
Selling, general and administrative expenses	55,779	18,699	172,907	56,130

Total operating costs and expenses	770,588	532,101	2,311,737	1,568,006

Operating income	44,705	44,187	69,117	178,314
Interest expense, net	(33,906)	(2,779)	(99,362)	(10,588)
Foreign exchange (losses) gains	(2,440)	(4,459)	3,070	(15,846)

Income (loss) from continuing operations before income taxes	8,359	36,949	(27,175)	151,880
Provision for income taxes	8,703	14,288	1,553	56,148

(Loss) income from continuing operations	(344)	22,661	(28,728)	95,732
Income (loss) from discontinued operations, net of tax	433	—	(9,974)	—

Net income (loss)	$89	$22,661	$(38,702)	$95,732

Earnings (loss) per share:
Basic:
(Loss) income from continuing operations	$(0.01)	$0.66	$(0.84)	$2.81
Income (loss) from discontinued operations	0.01	—	(0.29)	—

Net income (loss)	$0.00	$0.66	$(1.13)	$2.81

Diluted:
(Loss) income from continuing operations	$(0.01)	$0.66	$(0.84)	$2.78
Income (loss) from discontinued operations	0.01	—	(0.29)	—

Net income (loss)	$0.00	$0.66	$(1.13)	$2.78

Weighted average common shares:
Basic	34,359	34,110	34,343	34,087
Diluted	34,359	34,392	34,343	34,389

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
(In thousands)
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(38,702)	$95,732
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	111,935	48,016
Foreign exchange (gains) losses	(7,300)	15,846
Deferred income taxes	(11,612)	(12,745)
Excess tax benefit related to stock plans	(714)	(194)
Stock based compensation	9,221	10,581
Change in operating assets, liabilities and other	857	9,977

Net cash provided by operating activities from continuing operations	63,685	167,213
Net cash provided by operating activities from discontinued operations	398	—

Net cash provided by operating activities	64,083	167,213

Cash flows from investing activities:
Capital expenditures	(72,624)	(47,497)
Proceeds from sales of property, plant and equipment, assets held-for sale and discontinued operations	79,642	—

Net cash provided by (used in) investing activities	7,018	(47,497)

Cash flows from financing activities:
Net change in revolving line of credit	(6,591)	(115,300)
Repayment of long-term debt	(152,921)	—
Proceeds from lease financing	95,865	—
Proceeds from issuance of common stock	—	365
Purchases and retirement of common stock	(685)	(1,032)
Tax benefits from employee share-based exercises	—	1,430
Dividends paid	(8,325)	(8,246)

Net cash used in financing activities	(72,657)	(122,783)

Effect of exchange rate changes on cash and cash equivalents	(98)	—

Net change in cash and cash equivalents	(1,654)	(3,067)
Cash and cash equivalents at beginning of period	9,641	14,298

Cash and cash equivalents at end of period	$7,987	$11,231

See accompanying notes to condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the significant accounting policies followed by us during the period ended September 30, 2007 other than the adoption of FIN 48 as defined and discussed in note 2 below.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48" or the "Interpretation") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the Interpretation, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with the Interpretation and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

        As of September 30, 2007, our liability for unrecognized income tax benefits was approximately $106.1 million. Of this amount, approximately $30.7 million relates to accrued interest and penalties. If recognized, $18.5 million of this amount would affect our effective tax rate. The implementation of FIN 48 resulted in an increase in the liability for unrecognized tax benefits of approximately $1.4 million, a decrease in retained earnings as of January 1, 2007 of approximately $0.7 million and an increase in goodwill of approximately $0.7 million. For the three and nine months ended September 30, 2007, we recognized approximately $2.6 million and $7.5 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits increased during the three and nine months ended September 30, 2007, primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits offset by reductions due to the lapsing of the statute of limitations on certain issues.

        During the next twelve months, it is reasonably possible that uncertain tax positions in Canada and the U.S. will be recognized as a result of the lapse of the applicable statute of limitations with the taxing authorities. The aggregate amount of these positions is about $6.2 million.

        In addition, we continue to negotiate with the province of Quebec to reach a settlement with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group Technologies Limited ("Royal Group"), in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of September 30, 2007, we have recorded an unrecognized tax benefit of $44.7 million related to the Quebec Trust matter. This amount increased during the three months ended September 30, 2007 primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense in our income tax provision related to this matter. Although we are unable to estimate the final settlement amount at this time, it could differ significantly from the amount recorded as of September 30, 2007.

        The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States	2002 - 2006
Canada	2002 - 2006
Various States	2000 - 2006

        Our overall effective income tax rate from continuing operations decreased from 37 percent for the nine months ended September 30, 2006 to a negative 5.7 percent for the nine months ended September 30, 2007 due primarily to interest accrued on the liability for our unrecognized income tax benefits and the elimination of the extraterritorial income tax deduction regime combined with an inability to use the domestic manufacturing deduction as a result of lower estimated taxable income, offset by the benefits of state tax credits and lower tax rates in Canada.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

        On September 7, 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. The conclusion reached is consistent with that of EITF 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF Issue Nos. 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 06-4 or 06-10 to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

        On June 14, 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which states that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional paid-in capital ("APIC"). The amount recognized in APIC should be included in the APIC pool. When an entity's estimate of forfeitures increases or actual forfeitures exceed its income, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF Issue No. 06-11 is effective in fiscal years beginning after December 15, 2007 with early adoption permitted. We are currently evaluating the impact, if any, of EITF Issue No. 06-11 on our financial position and results of operations.

3.     BUSINESS ACQUISITION, DIVESTITURES AND DISCONTINUED OPERATIONS

        Acquisition.    On October 3, 2006, we completed the acquisition of Royal Group, a leading North American manufacturer and marketer of vinyl-based building and home improvement products. We have included the results of Royal Group's operations in our condensed consolidated financial statements since that date.

        Goodwill.    During the nine months ended September 30, 2007, we continued to complete the preliminary allocation of the fair values of assets acquired and liabilities assumed, including, but not limited to, certain legal and tax contingencies, and the valuation of property, plant and equipment, spare parts, finite and indefinite lived intangible assets, and assets held for sale and discontinued operations associated with our October 3, 2006 acquisition of Royal Group, which are subject to change up to twelve months from the closing date of the acquisition. The following table provides the detail of the changes made to goodwill during the nine months ended September 30, 2007.

In thousands
Goodwill at January 1, 2007	$377,124
Adjustments to preliminary purchase allocation of Royal Group	(1,938)
Foreign currency translation adjustment	29,548

Goodwill at September 30, 2007	$404,734

        Indefinite lived intangible assets.    At September 30, 2007 and December 31, 2006 we also have trade names related to the acquisition of Royal Group of $17.2 million and $15.4 million, respectively, with the change resulting from foreign currency translation adjustments.

        Finite-lived intangible assets.    The following represents the summary of finite-lived intangible assets as of September 30, 2007 and December 31, 2006. Total estimated amortization expense for the next five fiscal years is approximately $4.6 million per year.

Finite-lived intangible assets at September 30, 2007 In thousands	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Total
Gross carrying amount for finite-lived intangible assets:
Customer relationships	$1,000	$34,000	$11,000	$46,000
Technology	—	31,000	—	31,000

Total	1,000	65,000	11,000	77,000

Accumulated amortization for finite-lived intangible assets:
Customer relationships	(59)	(1,876)	(625)	(2,560)
Technology	—	(2,583)	—	(2,583)

Total	(59)	(4,459)	(625)	(5,143)

Foreign currency translation adjustment:
Customer relationships	125	3,083	967	4,175
Technology	—	—	—	—

Total	125	3,083	967	4,175

Net carrying amount for finite-lived intangible assets:
Customer relationships	1,066	35,207	11,342	47,615
Technology	—	28,417	—	28,417

Total	$1,066	$63,624	$11,342	$76,032

Finite-lived intangible assets at December 31, 2006 In thousands	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Total
Gross carrying amount for finite-lived intangible assets:
Customer relationships	$1,000	$34,000	$11,000	$46,000
Technology	—	31,000	—	31,000

Total	1,000	65,000	11,000	77,000

Accumulated amortization for finite-lived intangible assets:
Customer relationships	(14)	(472)	(153)	(639)
Technology	—	(517)	—	(517)

Total	(14)	(971)	(153)	(1,156)

Foreign currency translation adjustment:
Customer relationships	(37)	(2,428)	(411)	(2,876)
Technology	—	—	—	—

Total	(37)	(2,428)	(411)	(2,876)

Net carrying amount for finite-lived intangible assets:
Customer relationships	949	31,100	10,436	42,485
Technology	—	30,483	—	30,483

Total	$949	$61,583	$10,436	$72,968

        Amortization expense for the three and nine months ended September 30, 2007 was $1.2 million and $4.0 million, respectively.

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

In thousands, except per share data	Three months ended September 30, 2006	Nine months ended September 30, 2006
Net sales	$913,263	$2,691,251
Net earnings from continuing operations	1,785	2,461
Basic earnings per share	$0.05	$0.07
Diluted earnings per share	0.05	0.07

        Discontinued Operations—Outdoor Building Products Segment.    As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building products segment. The results of all discontinued operations in our outdoor building products segment for the three and nine months ended September 30, 2007 were as follows:

In thousands	Three months ended September 30, 2007	Nine months ended September 30, 2007
Net sales	$845	$17,603

Operating income (loss) from discontinued operations	756	(12,428)
(Provision) benefit for income taxes	(323)	2,454

Net income (loss) from discontinued operations	$433	$(9,974)

        The assets of the discontinued operations in our outdoor building products segment as of September 30, 2007 and December 31, 2006 consisted of $0.0 and $11.1 million of inventory, respectively, and $3.3 million and $5.2 million of property, plant and equipment, respectively.

        Assets Held-For-Sale.    As part of our strategic plan, we also continue to sell certain non-core assets and businesses. At September 30, 2007, assets held for sale included $46.5 million of real estate. At December 31, 2006, as part of this plan, we had determined that we would sell Royal Group's transportation and logistics business as well as certain real estate, including land and buildings in Ontario and Quebec Canada. Accordingly, we identified and classified net assets of these businesses and excess real estate as held for sale at December 31, 2006. The assets of these operations held-for-sale as of December 31, 2006 included $64.7 million of property, plant and equipment. The majority of these assets were sold during the first six months of 2007.

4.     RESTRUCTURING ACTIVITIES

        In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain redundant activities, focus our resources on operations with future growth opportunities and reduce our cost structure. In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. We expect to pay these termination benefits by March 2008. A summary of our restructuring activities by reportable segment for the three and nine months ended September 30, 2007 follows:

In thousands	Balance at June 30, 2007	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2007
Chlorovinyls
Involuntary termination benefits	$833	$(87)	$(746)	$—
Window and door profiles and mouldings products
Involuntary termination benefits	3,950	(750)	(515)	2,685
Outdoor building products
Involuntary termination benefits	2,175	(1,036)	(1,103)	36
Unallocated and other
Involuntary termination benefits	3,385	(705)	(911)	1,769

Total	$10,343	$(2,578)	$(3,275)	$4,490

In thousands	Balance at December 31, 2006	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2007
Chlorovinyls
Involuntary termination benefits	$1,468	$(1,125)	$(343)	$—
Window and door profiles and mouldings products
Involuntary termination benefits	3,293	(2,755)	2,147	2,685
Outdoor building products
Involuntary termination benefits	10,729	(7,286)	(3,407)	36
Unallocated and other
Involuntary termination benefits	5,897	(5,063)	935	1,769

Total	$21,387	$(16,229)	$(668)	$4,490

        Pursuant to EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation. The adjustments for the three and nine months ended September 30, 2007 relate to foreign currency translation adjustments and adjustments to our restructuring plan. The liability is included in current other accrued liabilities on the condensed consolidated balance sheets.

5.     ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization agreement expires on September 18, 2009. In August and September 2007, we executed a series of amendments to our accounts receivable securitization agreement that increased the amount of accounts receivable that qualified for the defined pool that we were able to sell through the securitization program. At September 30, 2007 and December 31, 2006, the unpaid balance of accounts receivable in the defined pool was approximately $270.9 million and $219.4 million, respectively. The balances of receivables sold as of September 30, 2007 and December 31, 2006 were $152.0 million and $128.0 million, respectively.

6.     INVENTORIES

        The major classes of inventories were as follows:

In thousands	September 30, 2007	December 31, 2006
Raw materials, work-in-progress, and supplies	$169,187	$139,301
Finished goods	234,378	200,104

Inventories	$403,565	$339,405

7.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

In thousands	September 30, 2007	December 31, 2006
Machinery and equipment	$1,440,763	$1,278,589
Land and land improvements	109,237	143,376
Buildings	223,414	209,023
Construction-in-progress	31,694	89,438

Property, plant and equipment, at cost	1,805,108	1,720,426
Accumulated depreciation	(790,628)	(697,422)

Property, plant and equipment, net	$1,014,480	$1,023,004

8.     OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

In thousands	September 30, 2007	December 31, 2006
Advances for long-term purchase contracts	$101,848	$107,220
Investment in joint ventures	21,738	29,236
Debt issuance costs	37,780	38,240
Prepaid pension costs	32,126	16,136
Long-term receivables	4,864	7,931
Other	5,983	6,050

Total other assets, net	$204,339	$204,813

        As discussed in Note 15, as a result of the decision to change the Salaried Employees Retirement Plan ("SERP") to a cash balance plan, we remeasured the assets and liabilities of the SERP as of September 30, 2007. The remeasurement resulted in an increase to prepaid pension cost of approximately $14 million.

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	September 30, 2007	December 31, 2006
Senior secured credit facility:
Revolving credit facility expires 2011	$20,600	$25,900
Term loan B due 2013	495,875	648,375
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014, net of unamortized discount	496,819	496,591
10.75% senior subordinated notes due 2016, net of unamortized discount	197,160	197,028
Lease financing obligations	111,627	—
Other	30,145	30,240

Total debt	1,452,226	1,498,134
Less current portion	(25,567)	(32,495)

Long-term debt	$1,426,659	$1,465,639

        Over the next twelve months, we expect to pay off $25.6 million of borrowings including $20.6 million on our revolving credit facility and $5.0 million of principal on our tranche B term loan that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of September 30, 2007. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        Under the senior secured credit facility and the indentures related to the 7.125 percent, 9.50 percent and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. We were in compliance with all necessary financial covenants under our senior secured credit facility and indentures at September 30, 2007.

        At September 30, 2007 under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million, and net of outstanding letter of credits of $112.0 million and current borrowings of $20.6 million, remaining availability of $242.4 million.

        On May 10, 2007, we executed the third amendment to our senior secured credit facility. This amendment revised the leverage and interest coverage financial covenants throughout the term of the agreement, set new limits on capital expenditures, provided additional time for certifying compliance for each of the first three quarters of 2007, and provided for an add-back to the definition of Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") for certain non-recurring charges and expenses incurred in the fourth quarter of 2006 and the first quarter of 2007. Management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned third amendment, cash flow from operations, together with our cash and cash equivalents of $8.0 million and the availability to borrow an additional $242.4 million under the revolving credit facility at September 30, 2007, we will have adequate funds for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if downward trends in our business continue or if our current expectations regarding our business prove incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios particularly with the tightening of the covenants and ratios in the future. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of September 30, 2007, we were in compliance with all necessary financial covenants under our senior secured credit facility.

        Lease Financing Transaction.    On March 29, 2007, we sold certain land and buildings in Canada for $95.9 million. Concurrent with the sale, we leased the properties back for a period of ten years. The leases are renewable at our option for three additional terms of ten years each. In connection with the transaction, a $17 million collateralized letter of credit was issued in favor of the buyer-lessor, with an effective term of eight years. As a result of the collateralized letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the land and buildings and related accounts continue to be recognized in property, plant and equipment. The net book value of these properties was $109.4 million at September 30, 2007. The increase in the net book value since the date of the transaction is due to the change in the Canadian dollar exchange rate. Additionally, we have recorded the proceeds of $95.9 million received in the transaction as a financing obligation at September 30, 2007 and used such proceeds to repay amounts outstanding under our senior secured credit facility. Due to changes in the Canadian dollar exchange rate, our lease financing obligation increased to $111.6 million as of September 30, 2007.

        The future minimum lease payments under the terms of the related lease agreements are as follows:

In thousands
2007	$1,724
2008	6,898
2009	7,133
2010	7,211
2011	7,301
Thereafter	41,388

Total	$71,655

        The increase in the future minimum lease payments from the June 30, 2007 balance of $63.6 million is due to the change in the Canadian dollar exchange rate during the three months ended September 30, 2007.

        Also on March 29, 2007, in connection with the transaction discussed above, we sold two additional Canadian properties for approximately $30.4 million. We did not lease back these properties. The proceeds of $30.4 million were used to repay amounts outstanding under our senior secured credit facility.

10.   COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In October 2004 the United States Environmental Protection Agency ("USEPA") notified us that we had been identified as a potentially responsible party ("PRP") for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. We believe that we can reach a settlement with the USEPA in this matter, and although there can be no assurance, we expect the amount of the settlement to be less than $100,000.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several "areas of concern," and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. Under the consent decree, we would be required to, among other things, pay a $610,000 fine and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

        While the parties have reached an agreement on the terms and conditions of the consent decree, the consent decree must still be signed by federal and state agencies involved in the enforcement action, and filed with, and approved by, a federal district court. We anticipate that these approvals will be obtained.

        We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

        During the first quarter of 2007, we voluntarily disclosed possible noncompliance with environmental requirements, including hazardous waste management and disposal requirements, at our Pasadena facility to the Texas Commission on Environmental Quality ("TCEQ"). We are currently working with the TCEQ to resolve any such possible noncompliance issues. Penalties, if any, for such possible noncompliance may exceed $100,000. However, we do not expect the cost of any penalties, injunctive relief, or other ordered actions to have a material effect on our financial position, results of operations, or cash flows.

        Royal Group is currently under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. The Ontario Securities Commission ("OSC") also continues its investigation of Royal Group with respect to disclosure, financial affairs and trading in the shares of Royal Group. In addition, the United States Securities and Exchange Commission's ("SEC") investigation of the Royal Group's past accounting practices and disclosures is ongoing.

        In October 2005, Royal Group advised the OSC, the RCMP and the SEC of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

        Royal Group and certain of its former officers and former board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice. In March 2007, Royal Group entered into a stipulation and agreement of settlement with the respective plaintiffs in each case, after a mediation process among Royal Group and the plaintiffs, for the full settlement of all claims raised in those actions against Royal Group and all of the defendants on behalf of class members in return for the payment of C$9 million towards a global settlement fund by Royal Group and its insurer. Following execution of the stipulation and agreement of settlement, Royal Group paid the C$9.0 million settlement amount in cash into escrow. The settlement is conditional upon, among other things, approval by both the Ontario Superior Court of Justice and United States District Court for the Southern District of New York. Hearings to consider whether to approve the settlement are scheduled for December 17, 2007 before the Ontario Superior Court of Justice and January 11, 2008 before the United States District Court for the

Southern District of New York. There can be no assurance that all conditions to the stipulation and agreement of settlement will be satisfied including approval of the settlement by both courts. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

        On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount of $2.4 million was paid into escrow and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class has filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. The settlement agreement must be approved by the court in order to become effective. The hearing on the settlement agreement is scheduled for November 19, 2007. In July 2007, Royal Group was advised that it is no longer the subject of a criminal investigation, which was being conducted by the Antitrust Division of the U.S. Department of Justice, and focused on alleged price fixing in the window coverings industry.

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

        In the first quarter of 2007, we voluntarily disclosed possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act to the USEPA. Subsequently, we discovered possible non-compliance involving our Plaquemine, Louisiana and Pasadena, Texas facilities which were then disclosed. We expect that all of these disclosures will be resolved in one settlement agreement with USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, our agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista's responsibility. This presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, unaddressed release.

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

        Although we are not aware of any significant environmental liabilities associated with Royal Group, should any arise, we would have no third party indemnities for environmental liabilities, including liabilities resulting from Royal Group's operations prior to our acquisition of the company.

11.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contract was a $0.3 million receivable at September 30, 2007. At December 31, 2006, we had no raw material or natural gas derivative instruments outstanding.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At September 30, 2007 and December 31, 2006 we had interest rate swaps designated as cash flow hedges of underlying floating rate debt with estimated fair values as non-current liabilities of $2.3 million and $1.1 million, respectively. These hedges have various expiration dates in 2008 and 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income ("AOCI") until the underlying interest payment affects income. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three and nine months ended September 30, 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

12.   STOCK-BASED COMPENSATION

        Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 5,000,000 shares of our common stock to employees and non-employee directors. As of September 30, 2007, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    For the nine months ended September 30, 2007 and 2006, we granted options to purchase 579,483 and 351,996 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the day prior to the date of grant for options granted prior to May 15, 2007 and on the day of grant for grants thereafter. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

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

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	Stock option grants	Stock purchase plan rights*	Stock option grants
Grant date fair value	$6.98	$10.08	$10.21
Assumptions
Risk-free interest rate	4.66%	4.85%	4.82%
Expected life	5.77 years	1.0 year	4.5 years
Expected volatility	40%	44%	39%
Expected dividend yield	1.67%	1.05%	1.11%

*
The Employee Stock Purchase Plan ("ESPP") was discontinued in 2007.

        A summary of stock option activity under all plans for the nine months ended September 30, 2007, is as follows:

	Nine months ended September 30, 2007
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2007	1,946,823		$30.14
Granted	579,483		20.31
Exercised	—		—	—
Forfeited	(57,779)		28.14
Expired	(500)		23.35
Outstanding on September 30, 2007	2,468,027	6.0 years	$27.88	$—
Vested or expected to vest at September 30, 2007	2,454,792	6.0 years	$27.89	$—
Exercisable on September 30, 2007	1,624,931	4.5 years	$28.90	$—
Shares available on September 30, 2007 for options that may be granted	2,590,284

        Compensation expense, net of tax, for the three months ended September 30, 2007 and 2006 from stock options and ESPP shares was approximately $0.6 million and $0.9 million, respectively. Compensation expense, net of tax, for the nine months ended September 30, 2007 and 2006 from stock options and ESPP shares was approximately $3.0 million and $3.7 million.

        Restricted and Deferred Stock.    During the nine months ended September 30, 2007 and 2006, we granted 202,698 and 136,902 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the nine months ended September 30, 2007 and 2006 was $19.09 and $28.70, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for each of the three months ended September 30, 2007 and 2006 from restricted stock and deferred stock units was $0.6 million. Compensation expense, net of tax, for the nine months ended September 30, 2007 and 2006 from restricted stock and deferred stock units was $3.1 million and $3.0 million, respectively. A summary of restricted and deferred stock units and related changes therein is as follows:

	Nine months ended September 30, 2007
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2007	254,910		$35.80
Granted	202,698		19.09
Vested	(113,767)		35.81
Forfeited	(19,619)		26.30

Outstanding on September 30, 2007	324,222	1.9 years	25.92	$4,507

Vested or expected to vest at September 30, 2007	321,425	1.9 years	25.91	$4,468

        Nonvested shares.    As of September 30, 2007, we had approximately $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $8.6 million and $7.9 million, respectively. For additional information about our share-based payment awards, refer to Note 10 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2006.

13.   EARNINGS PER SHARE

        There are no adjustments to "Net income" or "Income before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
In thousands
	2007	2006	2007	2006
Weighted average common shares—basic	34,359	34,110	34,343	34,087
Plus incremental shares from assumed conversions:
Options and awards	—	274	—	293
Employee stock purchase plan rights	—	8	—	9

Weighted average common shares—diluted	34,359	34,392	34,343	34,389

        In computing diluted loss per share for the three and nine months ended September 30, 2007, common stock equivalents were excluded as a result of their anti-dilutive effect. Options to purchase 1.3 million and 1.0 million shares of common stock for the three and nine months ended September 30, 2006 respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock during these periods.

14.   COMPREHENSIVE INCOME (LOSS) INFORMATION

        Our comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, derivative financial instruments designated as cash flow hedges, and pension liabilities. The components of accumulated other comprehensive income (loss) and total comprehensive income are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

In thousands	September 30, 2007	December 31, 2006
Unrealized loss on derivative instruments	$(1,254)	$(725)
Pension liability adjustment including effect of SFAS No. 158	6,152	(2,759)
Currency translation adjustment	47,379	(21,390)

Accumulated other comprehensive income (loss)	$52,277	$(24,874)

Tax on accumulated other comprehensive income (loss)

In thousands	September 30, 2007	December 31, 2006
Tax on unrealized loss on derivative instruments	$760	$417
Tax on pension liability adjustment including effect of SFAS No. 158	(3,698)	1,735
Tax on currency translation adjustment	(27,463)	12,099

Tax on accumulated other comprehensive income (loss)	$(30,401)	$14,251

        The components of total comprehensive income are as follows:

Total comprehensive income—net of tax

	Three months ended September 30,		Nine months ended September 30,
In thousands
	2007	2006	2007	2006
Net income (loss)	$89	$22,661	$(38,702)	$95,732
Unrealized loss on derivative instruments	(1,256)	(1,426)	(529)	(1,426)
Pension liability adjustment including effect of SFAS No. 158	8,848	—	8,911	—
Currency translation adjustment	29,710	—	68,769	—

Total comprehensive income	$37,391	$21,235	$38,449	$94,306

15.   EMPLOYEE PENSION PLANS

        The following table provides the components for the net periodic benefit cost for all pension plans:

	Three months ended September 30,		Nine months ended September 30,
In thousands
	2007	2006	2007	2006
Components of periodic benefit cost:
Service cost	$1,024	$892	$3,135	$2,675
Interest cost	1,938	1,344	5,452	4,033
Expected return on plan assets	(2,567)	(1,928)	(7,690)	(5,786)
Other	—	(5)	—	(13)
Amortization of:
Transition obligation	20	54	61	161
Prior service cost	121	96	312	287
Actuarial gain	(12)	16	(16)	49

Net periodic benefit cost	$524	$469	$1,254	$1,406

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted averages:

	Nine months ended September 30,
	2007	2006
Discount rate	6.00%	5.75%
Expected return on assets	8.00%	8.25%
Rate of compensation increase	4.27%	4.26%

        For the nine months ended September 30, 2007, we made no contributions to the plan trust. We made $0.4 and $0.5 million in the form of direct benefit payments for the nine months ended September 30, 2007 and 2006, respectively.

        In September 2007, upon approval by the Compensation Committee of the Board of Directors, we announced to our employees that we are amending the Salaried Employees Retirement Plan ("SERP") to freeze benefit accruals through December 31, 2007 and that effective January 1, 2008, the SERP will be converted to a "Cash Balance" plan with future benefit accruals to be determined under a cash balance formula. Royal Mouldings Retirement Plan participants will enter the SERP on December 31, 2007 (the "Plan Merger Date"). Each SERP vested participant will be allocated their total pension benefit accrued through the Plan Merger Date. Benefits for the Royal Mouldings Retirement Plan were frozen at December 31, 2004, thus participants will be allocated their total pension benefit through that date.

        As a result of the amendment, we remeasured the SERP assets and liabilities at September 30, 2007. The remeasurement was based on a 6.25 percent discount rate. The remeasurement resulted in an increase to our prepaid costs of approximately $14 million (see Note 8) and an increase to accumulated other comprehensive income of $8.7 million (net of deferred tax liability of $5.3 million) (see Note 14) as of September 30, 2007.

16.   SEGMENT INFORMATION

        We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflect the organization used by our management for purposes of allocating resources, and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. Through the Royal Group acquisition, we acquired vinyl resin, vinyl compound and compound additives manufacturing facilities. These manufacturing operations have economic characteristics that are similar to our legacy chlorovinyl manufacturing facilities. Therefore, we have aggregated these manufacturing operations with our chlorovinyls reportable segment. In addition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments: window and door profiles and mouldings products, and outdoor building products, which includes the following products: siding, pipe and pipe fittings, deck, fence and rail products, and outdoor storage buildings. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, costs of our receivables securitization program and income and expense items reflected as "other income (expense)" on our consolidated statements of income. Transactions between operating segments are valued at market-based prices.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Aromatics	Unallocated and Other	Total
Three months ended September 30, 2007:
Net sales	$356,794	$147,029	$162,534	$148,936	$—	$815,293
Intersegment revenues	87,748	835	1,181	—	—	89,764
Operating income (loss)	43,621	8,364	3,828	(3,076)	(8,032)	44,705
Depreciation and amortization	18,079	12,009	4,603	1,740	1,606	38,037
Three months ended September 30, 2006:
Net sales	$415,362	$—	$—	$160,926	$—	$576,288
Operating income (loss)	56,373	—	—	(2,217)	(9,969)	$44,187
Depreciation and amortization	13,843	—	—	1,768	449	16,060
In thousands	Chlorovinyls	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Aromatics	Unallocated and Other	Total
Nine months ended September 30, 2007:
Net sales	$1,052,704	$381,853	$454,470	$491,827	$—	$2,380,854
Intersegment revenues	230,941	2,307	9,070	—	—	242,318
Operating income (loss)	84,061	5,537	2,769	6,983	(30,233)	69,117
Depreciation and amortization	52,481	35,502	13,621	5,258	4,714	111,576
Nine months ended September 30, 2006:
Net sales	$1,321,827	$—	$—	$424,493	$—	$1,746,320
Operating income (loss)	215,807	—	—	(7,649)	(29,844)	178,314
Depreciation and amortization	41,446	—	—	5,296	1,274	48,016

17.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc. and Roybridge Investment (USA) Limited, some of our wholly owned subsidiaries (the "Guarantor Subsidiaries"). The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of income and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

        Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2007

(Unaudited)

(In thousands)	Georgia Gulf Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$6,178	$1,809	$—	$7,987
Receivables, net	148,069	199,610	297,860	(365,454)	280,085
Inventories, net	—	248,365	155,200	—	403,565
Prepaid expenses	1	6,275	8,489	—	14,765
Income tax receivable	—	30,637	—	—	30,637
Deferred income taxes	—	15,142	15,805	—	30,947

Total current assets	148,070	506,207	479,163	(365,454)	767,986
Property, plant and equipment, net	263	586,997	427,220	—	1,014,480
Long-term receivables—affiliates	514,906	—	—	(514,906)	—
Goodwill	—	200,986	203,748	—	404,734
Intangibles, net	—	42,271	51,005	—	93,276
Deferred income taxes	—	—	23,052	—	23,052
Other assets, net	37,171	153,430	13,738	—	204,339
Non-current assets held-for-sale	—	—	49,733	—	49,733
Investment in subsidiaries	1,340,054	172,166	—	(1,512,220)	—

Total assets	2,040,464	1,662,057	1,247,659	(2,392,580)	2,557,600

Current portion of long-term debt	25,546	21	—	—	25,567
Accounts payable	220,693	358,658	56,981	(365,454)	270,878
Interest payable	37,793	—	—	—	37,793
Accrued compensation	668	16,466	18,057	—	35,191
Liability for unrecognized income tax benefits and other tax reserves	—	7,691	69,702	—	77,393
Other accrued liabilities	496	23,599	40,990	—	65,085

Total current liabilities	285,196	406,435	185,730	(365,454)	511,907
Long-term debt, less current portion	1,315,052	136	111,471	—	1,426,659
Long-term payables—affiliates	—	—	514,906	(514,906)	—
Liability for unrecognized income tax benefits	—	6,479	30,288	—	36,767
Deferred income taxes	—	126,951	—	—	126,951
Other non-current liabilities	10,898	9,536	5,564	—	25,998

Total liabilities	1,611,146	549,537	847,959	(880,360)	2,128,282

Stockholders' equity	429,318	1,112,520	399,700	(1,512,220)	429,318

Total liabilities and stockholders' equity	$2,040,464	$1,662,057	$1,247,659	$(2,392,580)	$2,557,600

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2006

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$11,400	$(1,759)	$—	$9,641
Receivables, net	122,899	155,380	237,883	(278,666)	237,496
Inventories, net	—	196,231	146,432	(3,258)	339,405
Prepaid expenses	20,298	(3,363)	11,396	1,246	29,577
Income tax receivable	6,762	30,381	—	—	37,143
Deferred income taxes	—	10,204	20,460	—	30,664
Current assets held-for-sale and of discontinued operations	—	3,269	7,811	—	11,080

Total current assets	149,959	403,502	422,223	(280,678)	695,006
Property, plant and equipment, net	166	591,352	431,486	—	1,023,004
Long-term receivables—affiliates	571,527	—	—	(571,527)	—
Goodwill		202,131	174,993	—	377,124
Intangibles, net	—	42,555	45,806	—	88,361
Other assets, net	37,565	148,917	22,056	(3,725)	204,813
Non-current assets held-for-sale	—	—	69,919	—	69,919
Investment in subsidiaries	1,253,533	164,864	—	(1,418,397)	—

Total assets	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227

Current portion of long-term debt	$32,400	$—	$95	$—	$32,495
Accounts payable	89,565	389,326	31,908	(295,517)	215,282
Interest payable	21,246	—	44	—	21,290
Accrued compensation	726	19,577	16,915	—	37,218
Tax reserves	—	(7,874)	79,361	16,851	88,338
Other accrued liabilities	464	26,497	70,467	—	97,428

Total current liabilities	144,401	427,526	198,790	(278,666)	492,051
Long-term debt	1,465,639	—	—	—	1,465,639
Long-term payables—affiliates	—	3,724	571,526	(575,250)	—
Deferred income taxes	—	83,118	5,358	—	88,476
Other non-current liabilities	9,186	8,846	506	—	18,538

Total liabilities	1,619,226	523,214	766,180	(853,916)	2,064,704

Stockholders' equity	393,524	1,030,107	390,303	(1,420,411)	393,523

Total liabilities and stockholders' equity	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Three Months Ended September 30, 2007

(Unaudited)

(In thousands)	Georgia Gulf Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$581,489	$252,647	$(21,853)	$815,293
Operating costs and expenses:
Cost of sales	—	523,585	205,854	(14,630)	714,809
Selling, general and administrative expenses	6,255	23,522	33,225	(7,223)	55,779

Total operating costs and expenses	6,255	547,107	239,079	(21,853)	770,588

Operating (loss) income	(3,245)	34,382	13,568	—	44,705
Other (expense) income:
Interest expense, net	(31,025)	636	(3,517)	—	(33,906)
Foreign exchange gains and losses	2,407	13	(4,860)	—	(2,440)
Equity in income of subsidiaries	36,802	918	—	(37,720)	—
Intercompany interest income (expense)	9,787	—	(9,787)	—	—

Income (loss) before taxes	14,726	35,949	(4,596)	(37,720)	8,359
Provision (benefit) for income taxes	14,637	(7,465)	1,531	—	8,703

Income (loss) from continuing operations	89	43,414	(6,127)	(37,720)	(344)
Income from discontinued operations, net of tax	—	101	332	—	433

Net income (loss)	$89	$43,515	$(5,795)	$(37,720)	$89

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Three Months Ended September 30, 2006

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$576,288	$6,010	$(9,020)	$576,288
Operating costs and expenses:
Cost of sales	129	513,273	—	—	513,402
Selling, general and administrative expenses	6,389	18,151	3,179	(9,020)	18,699

Total operating costs and expenses	6,518	531,424	3,179	(9,020)	532,101

Operating income (loss)	(3,508)	44,864	2,831	—	44,187
Other (expense) income:
Interest expense, net	(978)	(1,801)	—	—	(2,779)
Unrealized losses on derivative instruments	(4,459)	—	—	—	(4,459)
Equity in income of subsidiaries	28,181	2,831	—	(31,012)	—

Income before taxes	19,236	45,894	2,831	(31,012)	36,949
Provision (benefit) for income taxes	(3,425)	17,713	—	—	14,288

Net income	$22,661	$28,181	$2,831	$(31,012)	$22,661

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Nine months Ended September 30, 2007

(Unaudited)

(In thousands)	Georgia Gulf Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,031	$1,758,693	$679,163	$(66,033)	$2,380,854
Operating costs and expenses:
Cost of sales	—	1,608,308	573,335	(42,813)	2,138,830
Selling, general and administrative expenses	22,434	74,584	99,109	(23,220)	172,907

Total operating costs and expenses	22,434	1,682,892	672,444	(66,033)	2,311,737

Operating income (loss)	(13,403)	75,801	6,719	—	69,117
Other (expense) income:
Interest expense, net	(91,784)	102	(7,680)	—	(99,362)
Foreign exchange gains and losses	7,917	25	(4,872)	—	3,070
Equity in income of subsidiaries	39,354	2,865	—	(42,219)	—
Intercompany interest income (expense)	23,437	—	(23,437)	—	—

(Loss) income before taxes	(34,479)	78,793	(29,270)	(42,219)	(27,175)
Provision (benefit) for income taxes	4,223	2,821	(5,491)	—	1,553

(Loss) income from continuing operations	(38,702)	75,972	(23,779)	(42,219)	(28,728)
Loss from discontinued operations, net of tax	—	(3,168)	(6,806)	—	(9,974)

Net income (loss)	$(38,702)	$72,804	$(30,585)	$(42,219)	$(38,702)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Nine months Ended September 30, 2006

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,342	$1,746,320	$14,758	$(24,100)	$1,746,320
Operating costs and expenses:
Cost of sales	—	1,511,876	—	—	1,511,876
Selling, general and administrative expenses	21,231	50,246	8,753	(24,100)	56,130

Total operating costs and expenses	21,231	1,562,122	8,753	(24,100)	1,568,006

Operating income (loss)	(11,889)	184,198	6,005	—	178,314
Other income (expense):
Interest expense, net	(2,984)	(7,604)	—	—	(10,588)
Unrealized losses on derivative instruments	(15,846)	—	—	—	(15,846)
Equity in income of subsidiaries	115,094	6,005	—	(121,099)	—

Income before taxes	84,375	182,599	6,005	(121,099)	151,880
Provision (benefit) for income taxes	(11,356)	67,504	—	—	56,148

Net income	$95,731	$115,095	$6,005	$(121,099)	$95,732

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine months Ended September 30, 2007

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$34,725	$46,303	$(16,945)	$—	$64,083

Cash from investing activities:
Capital expenditures	(112)	(57,132)	(15,380)	—	(72,624)
Proceeds from sale of property, plant, and equipment, assets held for sale and discontinued operations	—	5,650	73,992	—	79,642

Net cash (used in) provided by investing activities	(112)	(51,482)	58,612	—	7,018
Cash flows from financing activities:
Net change in revolving line of credit	(5,300)		(1,291)	—	(6,591)
Proceeds from notes payable to affiliates	132,324	—	(132,324)	—	—
Long-term debt payments	(152,500)	(43)	(378)	—	(152,921)
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Purchases and retirement of common stock	(685)	—	—	—	(685)
Dividends paid	(8,325)	—	—	—	(8,325)

Net cash used in financing activities	(34,486)	(43)	(38,128)	—	(72,657)

Effect of exchange rate changes on cash	(127)	—	29	—	(98)

Net change in cash and cash equivalents	—	(5,222)	3,568	—	(1,654)
Cash and cash equivalents at beginning of period	—	11,400	(1,759)	—	9,641

Cash and cash equivalents at end of period	$—	$6,178	$1,809	$—	$7,987

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine months Ended September 30, 2006

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,483	$159,721	$9	$—	$167,213

Cash flows used in investing activities:
Capital expenditures	—	(47,497)	—	—	(47,497)

Cash flows from financing activities:
Net change in revolving line of credit	—	(115,300)	—	—	(115,300)
Proceeds from issuance of common stock	365	—	—	—	365
Purchases and retirement of common stock	(1,032)	—	—	—	(1,032)
Tax benefits from employee share-based exercises	1,430	—	—	—	1,430
Dividends paid	(8,246)	—	—	—	(8,246)

Net cash used in financing activities	(7,483)	(115,300)	—	—	(122,783)

Net change in cash and cash equivalents	—	(3,076)	9	—	(3,067)
Cash and cash equivalents at beginning of period	—	14,296	2	—	14,298

Cash and cash equivalents at end of period	$—	$11,220	$11	$—	$11,231

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Georgia Gulf Corporation is a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics, and manufactures vinyl-based building and home improvement products. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. Chlorovinyls and aromatics are reportable segments. Our chemical products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction. On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited ("Royal Group"), a leading North American manufacturer and marketer of vinyl-based building and home improvement products. Royal Group's core businesses now consist of five product lines: (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail and outdoor storage buildings. Window and door profiles and mouldings products and outdoor building products (which includes siding, pipe and pipe fittings and deck, fence and rail and outdoor storage buildings) are our reportable segments.

Results of Operations

        The following table sets forth our consolidated statements of operations data for the periods ended September 30, 2007 and 2006, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Dollars in Millions
Net sales	$815.3	100.0%	$576.3	100.0%	$2,380.8	100.0%	$1,746.3	100.0%
Cost of sales	714.8	87.7%	513.4	89.1%	2,138.8	89.8%	1,511.9	86.6%

Gross margin	100.5	12.3%	62.9	10.9%	242.0	10.2%	234.4	13.4%
Selling, general and administrative expenses	55.8	6.8%	18.7	3.2%	172.9	7.3%	56.1	3.2%

Operating income	44.7	5.5%	44.2	7.7%	69.1	2.9%	178.3	10.2%
Interest expense, net	(33.9)	(4.2)%	(2.8)	(0.5)%	(99.4)	(4.1)%	(10.6)	(0.6)%
Foreign exchange (losses) gains	(2.4)	(0.3)%	(4.4)	(0.8)%	3.1	0.1%	(15.9)	(0.9)%
Provision for income taxes	8.7	1.1%	14.3	2.5%	1.5	0.1%	56.1	3.2%

(Loss) income from continuing operations	(0.3)	(0.1)%	22.7	3.9%	(28.7)	(1.2)%	95.7	5.5%
Income (loss) from discontinued operations, net of tax	0.4	0.1%	—	—	(10.0)	(0.4)%	—	—

Net income (loss)	$0.1	0.0%	$22.7	3.9%	$(38.7)	(1.6)%	$95.7	5.5%

        The following table sets forth certain financial data by segment for the three and nine months ended September 30, 2007 and 2006, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Dollars in Millions
Net sales
Chlorovinyls products	$356.8	43.8%	$415.4	72.1%	$1,052.7	44.2%	$1,321.8	75.7%
Window and door profiles and mouldings products	147.0	18.0%	—	—	381.9	16.0%	—	—
Outdoor building products	162.6	19.9%	—	—	454.5	19.1%	—	—
Aromatics products	148.9	18.3%	160.9	27.9%	491.8	20.7%	424.5	24.3%

Total net sales	$815.3	100%	$576.3	100%	$2,380.9	100%	$1,746.3	100%

Gross margin
Chlorovinyls products	$54.3	15.2%	$63.9	15.5%	$114.9	10.9%	$238.1	18.1%
Window and door profiles and mouldings products	24.3	16.5%	—	—	51.2	13.4%	—	—
Outdoor building products	23.8	14.6%	—	—	65.6	14.4%	—	—
Aromatics products	(1.9)	(1.3)%	(1.0)	(0.6)%	10.3	2.1%	(3.7)	(0.9)%

Total gross margin	$100.5	12.3%	$62.9	10.9%	$242.0	10.2%	$234.4	13.5%

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

        Net Sales.    For the three months ended September 30, 2007, net sales were $815.3 million, an increase of 41 percent compared to $576.3 million for the same quarter last year. This increase was a result of the Royal Group acquisition on October 3, 2006, which increased net sales by 55 percent, more than offsetting a decline in net sales of 14 percent in our chemical business. Our chemical business overall average sales decreased primarily as a result of decreases in the sales prices and volumes of our chlorovinyls products, primarily in the United States where demand for residential construction has declined sharply.

        Chlorovinyls segment net sales totaled $356.8 million for the quarter ended September 30, 2007, a decrease of 14 percent compared with net sales of $415.4 million for the same period last year. Our overall chlorovinyls sales volumes were down 12 percent primarily resulting from vinyl resin and compound sales volumes decreases of 8 percent and 14 percent, respectively, from the third quarter of 2006 to the third quarter of 2007. The decreased sales volumes reflected a slowdown in U.S. housing construction. Our overall average sales prices decreased due to decreases in the prices of vinyl resins of 10 percent and vinyl compounds of 4 percent. The vinyl resin price decrease reflects the decline in U.S. housing that started during the latter part of 2006, and which has not recovered. Our acquisition of Royal Group on October 3, 2006 contributed $9.8 million of net sales to our chlorovinyls segment for the three months ended September 30, 2007.

        Window and door profiles and mouldings products net sales totaled $147.0 million for the quarter ended September 30, 2007. The sales from this segment are a result of our acquisition of Royal Group on October 3, 2006.

        Outdoor building products net sales totaled $162.6 million for the quarter ended September 30, 2007. The sales from this segment are a result of our acquisition of Royal Group on October 3, 2006.

        Aromatics segment net sales were $148.9 million for the quarter ended September 30, 2007, a decrease of 7.5 percent compared to $160.9 million for the same quarter last year. Our overall aromatics sales volumes decreased 9 percent as a result of cumene and acetone sales volume decreases of 30 percent and 7 percent, respectively, while phenol volume increased 12 percent. Weaker auto sales and further declines in domestic housing activity more than offset a strong export market resulting in the decrease in sales volumes. Our overall average selling prices increased 2 percent primarily as a result of increases in the prices of acetone of 13 percent more than offset a decrease in the price of phenol of 4 percent. The acetone price increases reflect acetone supply disruptions due to producers' planned and unplanned outages. The North American cumene industry operating rate was approximately 75 percent for the third quarter of 2007, or about 2 percent higher than the same period last year. The North American phenol industry operating rate was approximately 89 percent for the third quarter of 2007 or about 6 percent higher than the same period last year.

        Gross Margin.    Total gross margin increased from 11 percent of sales for the quarter ended September 30, 2006 to 12 percent of sales for the quarter ended September 30, 2007. This $37.6 million increase was due to the Royal Group contribution of $55.6 million offset by an $18.0 million decrease in our chemical operations primarily due to lower chlorovinyls sales prices and volumes. Some of our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track crude oil and natural gas industry prices. U.S. industry prices for crude oil increased 7 percent and natural gas decreased 6 percent, respectively, from the third quarter of 2006 to the third quarter of 2007.

        Chlorovinyls segment gross margin decreased from 15.5 percent of sales for the quarter ended September 30, 2006 to 15.2 percent of sales for the quarter ended September 30, 2007. This $9.6 million decrease from the same quarter last year primarily reflects lower sales prices and volumes in vinyl resin and compound products. The Royal Group chlorovinyls operations positively impacted our gross margin by approximately $7.5 million. Our overall raw material prices increased about 2 percent from the third quarter of 2006 compared to the same quarter in 2007. Our chlorovinyls operating rate remained flat at about 89 percent for the third quarters of 2006 and 2007. Our level operating rate in the third quarter of 2007 compared to the same period in 2006 primarily resulted from the additional inter-company sales of our vinyl resins and compounds to our window and door profiles and mouldings products segment and outdoor building products segment offsetting the decrease in third party sales.

        Window and door profiles and mouldings products gross margin totaled $24.3 million for the quarter ended September 30, 2007. The sales from this segment are a result of our acquisition of Royal Group on October 3, 2006.

        Outdoor building products net sales gross margin totaled $23.8 million for the quarter ended September 30, 2007. The sales from this segment are a result of our acquisition of Royal Group on October 3, 2006.

        Aromatics segment gross margin decreased from a negative $1.0 million for the quarter ended September 30, 2006, to negative of $1.9 million for the quarter ended September 30, 2007. This $0.9 million decrease from the same period last year is due primarily to decreased overall sales volumes of 9 percent.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $55.8 million for the quarter ended September 30, 2007, an increase of $37.1 million from $18.7 million for the quarter ended September 30, 2006. This increase was largely due to incremental selling, general and administrative expenses of $38.2 million resulting from the Royal Group acquisition.

        Interest Expense, Net.    Interest expense, net increased to $33.9 million for the quarter ended September 30, 2007, from $2.8 million for the quarter ended September 30, 2006. This increase of $31.1 million was primarily attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group.

        Provision for Income Taxes.    The provision for income taxes from continuing operations was $8.7 million for the three months ended September 30, 2007, compared with $14.3 million for the three months ended September 30, 2006. The decrease in taxes resulted primarily from a $28.6 million decrease in income from continuing operations before income taxes. In addition, our effective tax rate for the three months ended September 30, 2007, increased to 104 percent from 39 percent for the same period in 2006 due primarily to significantly reduced income before income taxes, interest accrued on the liability for unrecognized income tax benefits and the elimination of the extraterritorial income tax deduction regime combined with an elimination of the domestic manufacturing deduction as a result of lower estimated taxable income, offset by the impact of the Texas legislative change in 2006, the benefits of state tax credits and lower tax rates in Canada. The provision for income taxes related to discontinued operations was an expense of $0.3 million for the three months ended September 30, 2007.

        Income (loss) from Discontinued Operations.    Subsequent to the Royal Group acquisition, we began to exit several non-core businesses. As of September 30, 2007, these businesses qualified as discontinued operations under generally accepted accounting principles and had income of approximately $0.4 million, net of taxes, for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

        Net Sales.    For the nine months ended September 30, 2007, net sales were $2.4 billion, an increase of 36 percent compared to $1.7 billion for the same period last year. This increase was a result of the Royal Group acquisition on October 3, 2006, which increased net sales by 50 percent, more than offsetting a decline in our chemical business net sales of 13 percent. Our chemical business overall average sales prices and volumes decreased 8 percent and 6 percent, respectively, primarily as a result of decreases in the prices and volumes of vinyl resins, vinyl compounds and caustic soda. The significant decrease of about 25 percent in U.S. residential construction permits during the first nine months of 2007 accounted for most of the decrease in sales, when compared to the same period last year.

        Chlorovinyls segment net sales totaled $1.1 billion for the nine months ended September 30, 2007, a decrease of 20 percent compared with net sales of $1.3 billion for the same period last year. Our overall average sales price decreased by 12 percent, primarily as a result of decreases in the prices of vinyl resins of 18 percent and vinyl compounds of 6 percent. The vinyl resin price decrease reflects the decline in U.S. housing that started during the latter part of 2006, and which has not recovered. Our overall chlorovinyls sales volumes were also down 11 percent as the North America PVC industry domestic sales volume decreased 6 percent also due to the slowdown in U.S. housing construction.

        Window and door profiles and mouldings products net sales totaled $381.9 million for the nine months ended September 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

        Outdoor building products net sales totaled $454.5 million for the nine months ended September 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

        Aromatics segment net sales were $491.8 million for the nine months ended September 30, 2007, an increase of 16 percent compared to $424.5 million for the first nine months of 2006. Our overall average selling prices increased 10 percent primarily as a result of increases in the prices of phenol of 13 percent and cumene of 11 percent. The cumene and phenol price increases reflect higher costs for the feedstock benzene. The North American phenol industry operating rate was approximately 89 percent for the first nine months of 2007, or about a 4 percent higher than the same period last year due to planned and unplanned outages in Europe and Asia. The North American cumene industry operating rate was approximately 78 percent for first nine months of 2007, or about 4 percent higher than the same period last year. Our overall aromatics sales volumes increased 5 percent as a result of cumene and phenol sales volume increases of 4 percent and 8 percent, respectively. Domestic home remodeling and non-residential construction along with a strong export market accounted for the increase in sales volumes.

        Gross Margin.    Total gross margin decreased from 13.5 percent of sales for the nine months ended September 30, 2006, to 10.2 percent of sales for the nine months ended September 30, 2007. This $7.6 million decrease was due to a $118.7 million decrease in our legacy chemical operations gross margin primarily due to lower chlorovinyls sales prices and volumes and higher benzene costs offset by the Royal Group contribution of $126.3 million. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices, which experienced decreases of 3 percent and 6 percent, respectively, from the first nine months of 2006 compared to the first nine months of 2007.

        Chlorovinyls segment gross margin decreased from 18.1 percent of sales for the nine months ended September 30, 2006, to 10.9 percent of sales for the nine months ended September 30, 2007. This $123.2 million decrease primarily reflects decreases in sales prices and volumes for all of our chlorovinyls products more than offsetting decreases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs for the first nine months of 2007 decreased 3 percent compared to the first nine months of 2006. Our chlorovinyls operating rate decreased from about 91 percent for the first nine months of 2006 to about 88 percent for the same period in 2007.

        Window and door profiles and mouldings products gross margin totaled $51.2 million for the nine months ended September 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

        Outdoor building products gross margin totaled $65.6 million for the nine months ended September 30, 2007. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

        Aromatics segment gross margin increased from negative 1 percent of sales for the nine months ended September 30, 2006, to 2 percent of sales for the nine months ended September 30, 2007. This $14.1 million increase from the same nine month period last year is due primarily to increases in sales prices and volumes for all of our aromatics products more than offsetting increases in our raw materials prices. Overall raw material costs increased primarily as a result of increases in benzene costs, as propylene costs remained flat year over year.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $172.9 million for the nine months ended September 30, 2007, an increase of $116.8 million from the $56.1 million for the nine months ended September 30, 2006. This increase was largely due to incremental selling, general and administrative expenses of $116.4 million resulting from the Royal Group acquisition.

        Interest Expense, Net.    Interest expense, net increased to $99.4 million for the nine months ended September 30, 2007, from $10.6 million for the nine months ended September 30, 2006. This increase of $88.8 million was primarily attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group.

        Loss on Foreign Exchange Derivative Instruments.    In September 2006, we entered into Canadian dollar foreign currency forward contracts with a notional amount of Canadian dollar 1.5 billion to effectively hedge the entire purchase price of Royal Group. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Therefore, we recorded the change in the fair value of the derivative and the hedged item to earnings. During the three and nine months ended September 30, 2006, we recorded $4.4 million and $15.9 million, respectively of losses related to these foreign currency forward contracts.

        Provision for Income Taxes.    The provision for income taxes from continuing operations was $1.5 million for the nine months ended September 30, 2007, compared with $56.1 million for the nine months ended September 30, 2006. The decrease in taxes resulted primarily from a $179.1 million decrease in income from continuing operations before income taxes. In addition, our effective tax rate for the nine months ended September 30, 2007, decreased to negative 5.7 percent from 37 percent for the same period in 2006 due primarily to the impact of permanent items, significantly lower pretax income, interest accrued on the liability for unrecognized income tax benefits and the elimination of the extraterritorial income tax deduction regime combined with an elimination of the domestic manufacturing deduction as a result of lower estimated taxable income, offset by the benefits of state tax credits and lower tax rates in Canada. The provision for income taxes related to discontinued operations was a benefit of $2.5 million for the nine months ended September 30, 2007.

        Income (loss) from Discontinued Operations.    Subsequent to the Royal Group acquisition, we began to exit several non-core businesses. As of September 30, 2007, these businesses qualified as discontinued operations under generally accepted accounting principles and incurred a net loss of approximately $10.0 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

        Operating Activities.    For the nine months ended September 30, 2007, cash flow from operating activities provided $64.1 million compared with $167.2 million of cash provided for the nine months ended September 30, 2006. The major uses of cash flow for the first nine months of 2007 were a net loss of $38.7 million, and a $53.1 million increase in working capital. The major sources of cash flow for the first nine months of 2007 were a non-cash provision for depreciation and amortization of $111.9 million and a $24 million increase in the interests sold in our trade receivables as a result of an increase in eligible receivables under our securitization program. The major sources of cash flows for the first nine months of 2006 were net income of $95.7 million, a $21.0 million increase in the interest sold in our trade receivables and a non-cash provision of $48.0 million for depreciation and amortization. The increase in the non-cash provision for depreciation and amortization primarily relates to our acquisition of Royal Group on October 3, 2006. Total working capital at September 30, 2007 was a surplus of $256.1 million versus a surplus of $203.0 million at December 31, 2006. Significant changes in working capital for the first nine months of 2007 include an increase in trade receivables, inventories, accounts payables, and interest payable. Trade receivables, inventories, and accounts payable increased mainly due to higher volumes and prices. The increase in interest payable is primarily attributable to timing of required interest payments on our debt. Additionally, the adoption of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, in 2007 required the reclassification of a significant amount of tax reserve to non-current liabilities.

        Investing Activities.    Net cash provided by investing activities was $7.0 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $47.5 million for the same period last year primarily reflecting non-core asset divestitures during the first nine months of 2007. During the first nine months of 2007, we received cash proceeds from sales of property, plant and equipment, assets held for sale and discontinued operations of $79.6 million. These proceeds primarily relate to the sale of Royal Group's corporate headquarters and two manufacturing facilities located in Woodbridge, Ontario. During the first nine months of 2007, we used cash of $72.6 million primarily for our Plaquemine, Louisiana PVC modernization project and our Bristol, Tennessee window and door profile plant expansion.

        Financing Activities.    Cash used in financing activities was $72.7 million for the nine months ended September 30, 2007, compared to $122.8 million of cash used in financing activities for the same period last year. The change was primarily due to the payments of $152.9 million on long-term debt, and $6.6 million on our revolving line of credit. During the first nine months of 2007, we also received $95.9 million from lease financing transactions. These lease financing transactions primarily related to the lease of four Royal Group manufacturing facilities located in Woodbridge, Ontario.

        On September 30, 2007, our balance sheet debt consisted of $495.9 million of term debt and $20.6 million of borrowings under our revolving credit facility under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5 percent senior notes due 2014, $200.0 million of unsecured 10.75 percent senior subordinated notes due 2016, $111.6 million of lease financing obligations and $30.1 million in other debt. At September 30, 2007, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and, net of outstanding letters of credit of $112.0 million and current borrowings of $20.6 million, we have remaining availability under the revolving credit facility of $242.4 million. Over the next twelve months, we expect to pay off $25.6 million of borrowings, including $20.6 million on our revolving credit facility, and $5.0 million of principal on our tranche B term loan, that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of September 30, 2007. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        Covenants and Restrictions.    Under our senior secured credit facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and decrease our interest coverage ratio throughout the term of the agreement. In addition, this third amendment reduced our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. Management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned third amendment, cash flow from operations, together with our cash and cash equivalents of $8.0 million and the availability to borrow an additional $242.4 million under the revolving credit facility at September 30, 2007, we will have adequate funds for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. However, if downward trends in our business continue or if our current expectations regarding our business prove incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios particularly with the tightening of the covenants and ratios in the future. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of September 30, 2007, we were in compliance with all necessary financial covenants under our senior secured credit facility.

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

        During the first nine months of 2007 and 2006, we paid quarterly dividends of $0.08 per share, totaling $8.3 and $8.2 million, respectively.

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). Our Securitization provides one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. The Securitization expires on September 18, 2009. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at September 30, 2007, and December 31, 2006, was $152.0 million and $128.0 million, respectively.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of September 30, 2007, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2006 can be found on our Annual Report on Form 10-K. Our contractual obligations at September 30, 2007, have increased by approximately $714 million, or 11 percent since December 31, 2006. The increase is primarily a result of higher prices for our feedstocks included in our purchase obligations, our lease financing obligations and our potential obligations on uncertain tax positions.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017. The future minimum lease payments under the terms of the related lease agreements are as follows:

In thousands
2007	$1,724
2008	6,898
2009	7,133
2010	7,211
2011	7,301
Thereafter	41,388

Total	$71,655

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $106.1 million as of September 30, 2007. Of this amount, $69.3 million relates to audits and other matters that we are likely to pay in twelve months. The ultimate resolution and timing of payment for remaining matters remains uncertain.

Outlook

        Georgia Gulf's chlorovinyls products, as well as its building and home improvement products have historically experienced higher levels of sales in both the second and third quarters of the year, with the first and fourth quarters of the year reflecting seasonally slower construction activity due to colder weather. This year, we expect to experience the usual seasonal decreases for these product lines.

        In addition, we have commenced initial production testing on our modernized PVC resin production line located in Plaquemine, Louisiana, which will provide up to 450 million pounds annually of efficient production capacity. With this new capacity to be scaled up in the coming months, we are planning to temporarily idle certain PVC production lines throughout North America, with a target of temporarily removing 700 million pounds of PVC production capacity on an annualized basis. These actions will result in a net decrease of 250 million pounds of Georgia Gulf's PVC resin production capacity on an annualized basis.

        Industry sources expect that the North American vinyl resin industry's operating rate will decrease to approximately 79 percent on average in the fourth quarter, down from 90 percent during the third quarter of 2007.

        While we continue to believe that the remainder of 2007 and 2008 will be achallenge given the continued sharp downturn in construction activity and additional debt service associated with the Royal Group acquisition, we are encouraged by the progress we are making with strategies to stimulate sales and cut costs. We continuously monitor our capacity utilizations and cost structure and adjust accordingly to market conditions. We believe successful implementation of these strategies will leave us well positioned within the industry segments we serve in the years to come.

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

  •
  the risk that our and Royal Group's businesses will not be integrated successfully;

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

  •
  risks associated with ensuring effective internal controls over financial reporting for Royal Group's operations;

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

Critical Accounting Policies

        During the three and nine months ended September 30, 2007, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006, other than the adoption of FIN 48, Accounting for Uncertainty in Income Taxes, as discussed in this Form 10-Q. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the impact of adopting FIN 48.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant developments with respect to our exposure to market risk during the quarter ended September 30, 2007.

Item 4.    CONTROLS AND PROCEDURES

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of September 30, 2007.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Form 10-Q filings for the quarters ended March 31, 2007 and June 30, 2007. During the three months ended September 30, 2007, there were no material developments in the status of the proceedings so described except as described below.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several "areas of concern," and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. Under the consent decree, we would be required to, among other things, pay a $610,000 fine and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

        While the parties have reached an agreement on the terms and conditions of the consent decree, the Consent Decree must still be signed by federal and state agencies involved in the enforcement action, and filed with, and approved by, a federal district court. We anticipate that these approvals will be obtained.

        Royal Group and certain of its former officers and former board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice. In March 2007, Royal Group entered into a stipulation and agreement of settlement with the respective plaintiffs in each case, after a mediation process among Royal Group and the plaintiffs, for the full settlement of all claims raised in those actions against Royal Group and all of the defendants on behalf of class members in return for the payment of C$9 million towards a global settlement fund by Royal Group and its insurer. Following execution of the stipulation and agreement of settlement, Royal Group paid the C$9.0 million settlement amount in cash into escrow. The settlement is conditional upon, among other things, approval by both the Ontario Superior Court of Justice and United States District Court for the Southern District of New York. Hearings to consider whether to approve the settlement are scheduled for December 17, 2007 before the Ontario Superior Court of Justice and January 11, 2008 before the United States District Court for the Southern District of New York. There can be no assurance that all conditions to the stipulation and agreement of settlement will be satisfied including approval of the settlement by both courts. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

        On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount of $2.4 million was paid into escrow and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class has filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. The settlement agreement must be approved by the court in order to become effective. The final approval hearing of the settlement is scheduled for November 19, 2007. In July 2007, Royal Group was advised that it is no longer the subject of a criminal investigation which was being conducted by the

Antitrust Division of the US Department of Justice, and which focused on alleged price fixing in the window coverings industry.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    Risk Factors

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.    EXHIBITS

Exhibits
10	Job Termination Benefits Agreement and General Release between James T. Matthews and Georgia Gulf Corporation
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 8, 2007	/s/ EDWARD A. SCHMITT Edward A. Schmitt President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2007	/s/ MARK E. BUCKIS Mark E. Buckis Interim Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. FINANCIAL STATEMENTS.
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
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
  Item 1A. Risk Factors
  Item 6. EXHIBITS
SIGNATURES