Form 10-K
period 2007-12-31
GEORGIA GULF CORP /DE/
filed 2008-02-29
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant's common stock on June 30, 2007 was $622,918,985.

         Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at February 24, 2008
Common Stock, $0.01 par value	34,392,370 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART I

Item 1.    BUSINESS.

General

        Georgia Gulf Corporation is a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited, which was subsequently renamed Royal Group, Inc. ("Royal Group"), a leading North American manufacturer and marketer of vinyl-based building and home improvement products. Royal Group's core businesses now consist of five product lines: (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail and outdoor storage buildings.

        The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages Georgia Gulf's vinyl resins and vinyl compounds formulation expertise, which we have refined over the last 20 years, with Royal Group's experience and innovative product development. We believe the acquisition will allow us to strengthen our competitive position through further penetration of Royal Group's markets thereby increasing long-term shareholder value.

        The following chart illustrates our chlorovinyls and building and home improvement products integration.

Segment Information

        In connection with the acquisition of Royal Group, we reassessed how we internally report our financial information. We have identified four reportable segments through which we conduct our operating activities: chlorovinyls; window and door profiles and mouldings products; outdoor building products; and aromatics. These four reportable segments reflect the organization used by our management for purposes of allocating resources and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, EDC, VCM and vinyl resins and compounds. Through the Royal Group acquisition, we acquired additional vinyl resin, vinyl compound and compound additives manufacturing facilities. These manufacturing operations are very similar to our chlorovinyls manufacturing facilities. Therefore, we have aggregated these manufacturing operations with our chlorovinyls reportable segment. In addition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are primarily marketed under the Royal Group brand names, and are managed within two reportable segments, window and door profiles and mouldings; and outdoor building products, which includes the manufacturing of siding, pipe and pipe fittings, deck, fence, and rail and outdoor storage products. The aromatics segment includes cumene and the co-products phenol and acetone.

Reportable Segments	Key Products
Chlorovinyls	Chlorine/Caustic Soda
EDC
VCM
Vinyl Resins
Vinyl Compounds
Compound Additives
Window and Door Profiles and Mouldings	Window and Door Profiles
Mouldings
Outdoor Building Products	Siding
Pipe and Pipe Fittings
Deck, Fence and Rail
Outdoor Storage Buildings
Aromatics	Cumene
Phenol/Acetone

        For selected financial information concerning our four reportable segments and our domestic and international sales, see Note 19 of the Notes to the Consolidated Financial Statements included in Item 8.

Dispositions of Assets

        In 2007, we continued our program of divesting certain non-core operations and assets of Royal Group. In January 2007, we sold the operations of our captive trucking business to a large transportation services company. Following this sale, the purchaser has provided transportation services for our building products operations. Also, in January 2007, we sold certain assets of our U.S. window coverings operations and in February 2007, we sold certain assets of our Canadian window coverings retail operations as well as certain assets of our Mexican window coverings operations. Also in February 2007, we sold our interest in a joint venture in Colombia. In March 2007, we sold most of the remaining Canadian and U.S. window coverings assets and sold seven of our Canadian facilities in Vaughan, Ontario, four of which we leased back on a long-term basis under operating leases. In April 2007, we sold our North American Royal Building Technologies operations located in Vaughan, Ontario and we also sold our fire stop products business located in Vaughan, Ontario. In June 2007, we sold a plant in Boisbriand, Quebec that had been used by our Canadian window coverings operations. In July 2007, we completed the sale of our Mexican Royal Building Technologies operations and some property adjacent to our plant in Mexico. In December 2007, we sold two of our Canadian facilities in Vaughan, Ontario. These properties were leased back on a long-term basis under operating leases.

Temporary Plant Idlings

        The phenol industry suffered from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol/acetone plants of our aromatics segment at lower capacity utilization rates, management temporarily idled the Pasadena, Texas phenol/acetone plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers' needs with phenol/acetone production from our Plaquemine, Louisiana plant. We intend to restart the Pasadena, Texas phenol/acetone plant when market conditions warrant. In December 2007, we temporarily idled our Sarnia plant. The net book value of our idled Pasadena, Texas phenol/acetone plant and our idled Sarnia Resin plant equipment was approximately $0.8 million and $59.2 million, respectively, as of December 31, 2007, and is included in property, plant and equipment on our consolidated balance sheet.

Products and Markets

Chlorovinyls

        The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM, vinyl resins and vinyl compounds. We have leading market positions in our key chemical products. In North America, we are the third largest producer of VCM and vinyl resins, and the largest producer of vinyl compounds. The following table shows our total annual production capacities as of December 31, 2007, in our chlorovinyls product line:

Product Line	Capacity
Vinyl Compounds	1.5 billion pounds
Vinyl Resins	3.6 billion pounds	*
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Compound Additives	162 million pounds

    *
    Due to the downturn in the U.S. housing construction market, demand for vinyl resin has decreased. Consequently, we have temporarily idled approximately 700 million pounds of vinyl resin manufacturing capacity, including the Sarnia plant. The remaining 250 million pounds of vinyl resin manufacturing capacity is being idled opportunistically at varying facilities.

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

        We have four vinyl compound facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi. As a result of the Royal Group acquisition, we acquired several vinyl compound manufacturing facilities, in Vaughan, Ontario and a compound additives manufacturing facility located in Bradford, Ontario. Additionally, certain Royal Group extrusion plants contain compounding facilities. Total compound capacity available for external sales added through the Royal Group acquisition is approximately 0.5 billion pounds annually. Substantially all of the vinyl compounds produced by Royal Group are used internally in Royal Group's extrusion operations. The additives plant produces lubricants and stabilizers used in the production of compounds as well as impact modifiers and process aids, which are part of the typical compound formulations. Most additives are consumed internally.

        Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2007, approximately 68 percent of Georgia Gulf's vinyl resins production was sold into the merchant market where our vinyl resins were used in a wide variety of flexible and rigid vinyl end-use applications. In 2007 the largest end-uses of our products were pipe and pipe fittings, siding, and window profiles with approximately

32 percent of vinyl resins being used internally in the manufacture of our vinyl compounds and vinyl building products. Since the acquisition of Royal Group, this segment has included the operations of a vinyl resins plant in Sarnia, Ontario. This plant has capacity to produce about 450 million pounds of vinyl resins, substantially all of which was consumed internally in our building and home improvement products operations prior to the idling of the plant in December 2007. These VCM supply contracts that were acquired with the Royal Group acquisition are currently supplying our other PVC manufacturing operations.

        VCM.    During 2007 we used about 98 percent of our VCM production in the manufacture of our vinyl resins in our PVC manufacturing operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets. As a result of the Royal Group acquisition, we purchased VCM to support vinyl resins production at the Sarnia plant until it was temporarily idled.

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

Window and Door Profiles and Mouldings

        In our window and door profiles and mouldings segment, we currently operate 16 manufacturing facilities located in Canada and the U.S. In addition we operate distribution centers, some of which are co-located with manufacturing plants. The window and door profiles and mouldings segment consists of extruded vinyl window and door profiles as well as interior and exterior mouldings, in which we have leading market positions.

        Window and Door Profiles.    Our window and door profiles products represent the largest portion of revenues within our building and home improvement products lines. We manufacture and extrude vinyl window profiles including frames, sashes, trim and other components, as well as vinyl patio door components and fabricated patio doors, which are sold primarily to window and door fabricators. Our sales are primarily to the custom segment of the vinyl window profile market with the profile design customized to a window fabricator's specific requirements. Royal Group also offers a series of innovative window profile systems, which are sold to multiple fabricators. One such product is a high wind impact resistant window profile system, known as Royal Guard™, which was developed to meet the growing demand for wind impact resistant windows, particularly in southern coastal areas of the United States.

        Mouldings.    We manufacture and market extruded decorative mouldings and millwork. Our decorative trim products are used for interior mouldings, such as crown, base and chair rail. For exterior mouldings, our products are used in applications such as brick mouldings, and as components used in the fabrication of doors, windows and spas. This product line includes a series of offerings, such as bendable trim and paintable/stainable trim. One of our latest offerings includes a series of trim boards, know as Royal TrimBoard™. These boards are intended as a lower maintenance alternative to wood products, in applications such as fascia, soffit and window/door framing.

Outdoor Building Products

        In our outdoor building products segment, our continuing operations include 12 manufacturing facilities, which produce siding, pipe and pipe fittings, deck, fence and rail, outdoor storage buildings and fabricated aluminum products. In addition, we operate distribution centers, some of which are co-located with manufacturing plants and 21 of which are free-standing facilities.

        Siding.    In our siding business, we manufacture vinyl siding, and we also offer a wide range of complementary accessories including vinyl soffit, aluminum soffit, fascia and trim and molded vent mounts and exterior shutters. We have a broad product offering of vinyl siding styles and colors. We offer Colorscapes™, a premium vinyl siding that includes rich, dark, color-fast shades as well as Colorscapes™ WindLok™ system, which enables siding panels to withstand harsh wind conditions. In addition, we offer Royal DuraPlank™ vinyl siding that is designed to simulate the look and feel of real wood.

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

        In recent years, Royal Group has enhanced its pipe and pipe fittings product offering with a series of new products. During 2006, Royal Group began introducing a municipal pipe joint restraining system that significantly reduces labor required to restrain joints, known as Bulldog™.

        Deck, Fence and Rail.    We manufacture vinyl deck, fence and rail that is used for do-it-yourself ("D-I-Y") and professionally installed segments of the market. Products directed at the D-I-Y segment such as D-I-Y fencing are made in pre-built sections designed for quick and easy installation, and are sold through big-box home improvement retail stores. We offer many different fence styles for the professional installer. We also offer decorative columns and rail to complement our fence products. Royal Group's deck, fence and rail product lines are positioned as a lower-maintenance alternative to conventional wood and metal products.

        Outdoor Storage.    In our outdoor storage business, we manufacture mainly vinyl buildings that are primarily used for home improvement and storage. These products are modular, easy to assemble, low-maintenance, outdoor storage building kits, with extruded, interlocking, vinyl panels being the primary component of the kits. These vinyl storage buildings are sold primarily through big-box home improvement retail stores in the United States and Canada.

Aromatics

        The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone. We are the second largest worldwide producer of cumene.

        The following table shows our total annual production capacities as of December 31, 2007 in our aromatics product line:

Product Line	Capacity
Phenol*	660 million pounds
Acetone*	408 million pounds
Cumene	2.0 billion pounds

    *
    Capacity includes our plant in Pasadena (160 million pounds of phenol and 100 million pounds of acetone), which has been temporarily idled.

        Cumene.    Cumene is used as an intermediate to make phenol and acetone. About 55 percent of our cumene was consumed internally during 2007 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

        Phenol.    Our phenol is sold to a broad base of customers who are producers of a variety of phenolic resins, engineering plastics and specialty chemicals. Phenolic resins are used as adhesives for wood products such as plywood and Oriented Strand Board, or OSB. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and pharmaceuticals. In 2007 the largest sales segment of our phenol was the chemical/specialty chemical sector.

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

        Chemical Products.    In our chlorovinyls segment, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine, which is both produced internally and purchased from third parties; our internal production of VCM slightly exceeds our internal demand requirements. We produce vinyl resins by polymerization of VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics segment, we produce cumene utilizing benzene and propylene purchased from third parties. Cumene is then oxidized to produce cumene hydroperoxide, which is split into the co-products phenol and acetone.

        The significant raw materials we purchase from third parties include ethylene, benzene, natural gas, refinery grade propylene ("propylene"), compound additives and chlorine. Since acquiring Royal Group, we now also purchase VCM. The majority of our purchases of ethylene and chlorine are made under long-term supply agreements, and we purchase natural gas, benzene and propylene in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

        Plaquemine, Louisiana Facilities.    Our operations at these facilities include the production of chlorine, caustic soda, VCM, vinyl resins, phenol and acetone. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years from which we supply our salt brine requirements. We use all of our chlorine production in the manufacture of VCM at this facility and we sell substantially all of our caustic soda production externally. All of the ethylene requirements for our VCM production are supplied by pipeline. Most of our Plaquemine VCM production is consumed on-site in our vinyl resins production or shipped to our other vinyl resins facilities with the remainder sold to third parties. We manufacture a significant portion of our vinyl resins production at this facility. As part of a modernization project at this facility completed in 2007, we increased our vinyl resins production capacity by approximately 450 million pounds annually. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges.

        Our 250-megawatt cogeneration facility supplies all of the electricity and steam needs at our Plaquemine facilities. We also own an on-site air separation unit operated by a third party that provides all of the Plaquemine facility's nitrogen and oxygen gas requirements.

        Lake Charles, Louisiana Facilities.    We produce VCM at our Lake Charles, Louisiana facility and through our manufacturing joint venture, PHH Monomers, LLC, which is located in close proximity to our Lake Charles VCM facility. PHH Monomers is a joint venture with PPG Industries, Inc. that entitles us to

50 percent of the VCM production. Virtually all of the chlorine and ethylene needs of our Lake Charles VCM facility and PHH Monomers facility are supplied by pipeline. VCM from these facilities supplies our Aberdeen, Mississippi and Oklahoma City, Oklahoma vinyl resins facilities. On occasion, a small portion of VCM produced at the Lake Charles facilities is sold on spot sales to third parties.

        Aberdeen, Mississippi, Oklahoma City, Oklahoma, and Sarnia, Ontario Facilities.    We produce vinyl resins at our Aberdeen, Mississippi and Oklahoma City, Oklahoma facilities from VCM supplied by railcar from our various VCM facilities. In addition, the Aberdeen facility produces plasticizers, which are consumed internally for flexible vinyl compound production. We produce vinyl resins at our Sarnia, Ontario facility from purchased VCM supplied by railcar. In December 2007, we temporarily idled the production at our Sarnia, Ontario facility.

        Vinyl Compounds and Compound Additives Facilities.    We operate compound facilities in Aberdeen, Gallman, Madison and Prairie, Mississippi and Vaughan, Ontario. We also produce vinyl compounds in certain of our extrusion plants. All of these vinyl compound facilities are supplied from our vinyl resins facilities by railcar, truck or in the case of Aberdeen, pipeline. Additionally, we produce some of our compound additives at our Bradford, Ontario facility and purchase the remainder from various sources at market prices.

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

        Building and Home Improvement Products.    In our building and home improvement product lines, we produce vinyl window and door profiles, mouldings, siding, pipe and pipe fittings, deck, fence and rail and outdoor products. The principal raw material we use in production is vinyl resin, which is blended with other compound additives to form vinyl compounds, which are then extruded. We believe chlorovinyls segment internal production of vinyl resins, compounds and most compound additives assures quality and facilitates efficient production. Additives assist in processing vinyl resins efficiently and can be used to make the resulting product flexible or rigid, to add color or texture or other desired properties. For example, UV inhibitors may be added to protect an exterior product from sun damage, which could cause fading.

        Extrusion is a process by which vinyl compounds are heated until they melt and then forced through a uniquely shaped opening, referred to as a die, to form various shapes and thicknesses. For example, when producing decking, a slip resistant design may be embossed onto the planks. Variations in extrusion are used to give products other desired qualities. For example, in producing mouldings, we use cellular extrusion, which involves the process of encapsulating air bubbles in the vinyl extrusion, which reduces weight and cost. As the extruded product leaves the die, it is immediately cooled resulting in resolidification of the vinyl into a product matching the die pattern. Cooling is accomplished by using water and/or air.

        We also produce some pipe fittings through injection molding. These products are produced by heating vinyl compounds until they melt and then injecting them under pressure into a hollow mold to create three dimensional parts.

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

Seasonality

        Operating income for all four of our reportable segments is affected by the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months. Therefore, our second and third quarter operating results are typically the strongest. Our first and fourth quarter operating results usually reflects a decrease in construction activity due to colder weather and holidays.

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

        Generally, our home improvement and building products may be returned only if defective. However, in certain circumstances, we may allow the return of products as a customer accommodation, such as in the case of a change in product lines.

Sales and Marketing

        No single customer accounted for more than 6 percent of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005. In addition to our domestic sales, we export some of our products.

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

        Building and Home Improvement Products.    In our building products business, sales and marketing activities vary by product line and distribution channel. Our window and door profiles are primarily sold by our dedicated sales force and supported by marketing support activities that may include brochure development for window fabricators, technical advisory and design services for fabricators and advertising directed at installers suggesting that they look for windows fabricated with Royal Group profiles. Our mouldings products are distributed primarily by our dedicated sales force to independent dealers, fabricators, distributors and home centers, who resell the products directly to builders, installers or homeowners. The majority of our vinyl siding and accessories sales are in North America, where products are distributed through independent building product distributors, who are solicited primarily by Royal Group's dedicated sales force. In Canada, vinyl siding and accessories are distributed through company-owned as well as independent building product distributors. These distributors generally sell to professional building product installers in North America. Sales of pipe and pipe fittings are generally sold through municipal and electrical distributors. Our sales and technical staff work with end use customers to provide technical information to promote the use of our PVC pipe and fitting products. The majority of pipe and pipe fitting sales occur in Canada, where products are sold nationally through pipe distributors to contractors. In the United States, we sell our pipe fittings nationally, but sell our pipe only in the Northeast and Northwest due to close proximity to Canadian manufacturing plants and higher costs associated with shipping to other regions. Deck, fence and rail products are sold through retail home improvement stores, and are also sold to professionals through distributors. The sales force for these products is primarily company employees. Royal Group engages in advertising programs primarily directed at trade professionals that are intended to develop awareness and interest in its products. In addition, Royal Group displays its products at a series of national and regional trade shows.

        We believe significant cross-marketing opportunities exist between our building and home improvement product lines. To capitalize on this opportunity, the name Royal Group Technologies Limited was changed to Royal Group, Inc. in 2007. We are using the simplified name to enhance brand awareness. In addition, we have added the tag line, "Great Ideas Taking Shape"™ to marketing materials, to emphasize Royal Group's goal of creating, manufacturing and marketing innovative building and home improvement products.

Competition

        We experience competition from numerous manufacturers in our chlorovinyls, aromatics and building and home improvement products businesses. We compete on a variety of factors including price, product quality, delivery and technical service.

        In our chemicals business, we face competition from numerous manufacturers of chemicals and vinyl resins and compounds. In our building and home improvement products business, we face competition for each of our products from other manufacturers of vinyl products as well as numerous manufacturers of traditional building materials. We believe that our vinyl building and home improvement products are preferred by builders and homeowners because of their durability and ease of installation and maintenance as compared to traditional building materials. In the window and door profile market, we face competition from manufacturers of wood, aluminum and fiberglass products. In the siding market, we face competition from manufacturers of cement, brick, wood, stucco, stone, concrete and aluminum products. We face competition from manufacturers of wood and aluminum products in the outdoor storage market and manufacturers of concrete and metal products in the pipe and pipe fittings market. Similarly, we face competition from manufacturers of composite materials, wood and metal products in the deck, fence and rail markets. In addition, competition for certain price- sensitive products from countries such as China is increasing.

        In all businesses, we believe that we are well-positioned to compete as a result of integrated product lines and the operational efficiency of our plants and, in the case of our chemical plants, the proximity of our facilities near major water and/or rail transportation terminals. We also believe that for many of our extruded products, our ability to produce our dies internally is a competitive advantage over producers who must rely on third parties. For example, we believe our ability to produce our own dies generally results in our responding more quickly and efficiently to the customer. Finally, we believe the breadth of our extruded building and home improvement product lines to be a source of competitive advantage.

Environmental Regulation

        Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency ("USEPA") and comparable state agencies and Canadian federal and provincial agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances. In addition to the matters involving environmental regulation above, we have the following potential environmental issues.

        In the first quarter of 2007, we voluntarily disclosed possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act to the USEPA. Subsequently, we discovered possible non-compliance involving our Plaquemine, Louisiana and Pasadena, Texas facilities, which were then disclosed. We expect that all of these disclosures will be resolved in one settlement agreement with USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties ("PRPs") associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable. Our estimated liability for these remediation costs is $2.2 million as of December 31, 2007.

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

Employees

        As of December 31, 2007 and 2006, we had 5,249 and 6,654, respectively, full-time employees. The decrease in number of employees represents managements continuing cost reduction strategy. We employ approximately 532 employees under collective bargaining agreements that expire at various times from 2008 through 2012. We believe our relationships with our employees are good.

Available Information

        We make available free of charge on our website at www.ggc.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission ("SEC").

        The certifications of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31 and 32 to this annual report. We also filed with the NYSE in 2007 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Georgia Gulf of the NYSE corporate governance listing standards.

Item 1A.    RISK FACTORS.

Risk Factors

        Our business and financial results and condition may be adversely affected by risk factors described below, as well as the other risks discussed in this Form 10-K.

Our substantial level of indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

        As a result of the financing transactions in connection with the acquisition of Royal Group, we have substantial indebtedness. At December 31, 2007, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and net of outstanding letters of credit for $111.2 million and current borrowings of $20.0 million resulting in availability under the revolving credit facility of $243.8 million. Our high level of indebtedness could have important consequences. For example, it could:

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

  •
  require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions, dividends and working capital;

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

        We expect to obtain the funds to pay our expenses, fund working capital and capital expenditures, and to pay the interest on our 9.5 percent, 10.75 percent, and 7.125 percent notes, our senior secured credit facility and our other debt from our cash flow from our operations and from available borrowings under our senior secured credit facility and from sales of assets. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If we do not have sufficient funds, we may be required to refinance all or part of our debt, sell assets or borrow additional amounts. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indentures relating to our notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the notes and limit our ability to pay principal of and interest on the notes.

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
  purchase our stock;

  •
  engage in business activities unrelated to our current business;

  •
  enter into transactions with affiliates; or

  •
  consolidate, merge or sell all or substantially all of our assets.

        In addition, our senior secured credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. In the past, we sought and obtained a waiver due to our failure to meet certain covenants. There can be no assurance that we will not breach these covenants in the future resulting in a default. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness. Also, any acceleration of indebtedness under our senior secured credit facility will constitute a default under some of our other secured indebtedness.

        On May 10, 2007, we executed the third amendment to our senior secured credit facility. This amendment revised the leverage and interest coverage financial covenants throughout the term of the agreement, set new limits on capital expenditures, provided additional time for certifying compliance for each of the first three quarters of 2007, and provided for an add-back to the definition of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for certain non-recurring charges and expenses incurred in the fourth quarter of 2006 and the first quarter of 2007. As of December 31, 2007, we were in compliance with all necessary financial covenants under our senior secured credit facility. Management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned third amendment, cash flow from operations, together with our cash and cash equivalents of $9.2 million and the availability to borrow an additional $243.8 million under the revolving credit facility at December 31, 2007, we will have adequate funds for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. Our current forecast reflects that we will be able to meet our restrictive covenants and financial ratios through 2008. In addition, our current forecast reflects that we will earn more EBITDA in 2008 then we did in 2007. However, if our assumptions regarding our operations, future level of debt repayment, sale of certain real property, and other non-operating transactions prove to be incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios particularly with the tightening of the covenants and ratios in the future. In that event, we would attempt to obtain waivers or covenant relief from our lenders or we would attempt to refinance our debt. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

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

        Our historical operating results for our chemical businesses have tended to reflect the cyclical and volatile nature of the chemical industry. Historically, periods of tight supply have resulted in increased prices and profit margins and have been followed by periods of substantial capacity addition, resulting in oversupply and declining prices and profit margins. A number of our chemical products are highly dependent on markets that are particularly cyclical, such as the building and construction, paper and pulp, and automotive markets. As a result of changes in demand for our products, our operating rates and earnings fluctuate significantly, not only from year to year but also from quarter to quarter, depending on factors such as feedstock costs, transportation costs, and supply and demand for the product produced at the facility during that period. As a result, individual facilities may operate below or above rated capacities in any period. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. Facility shutdown and subsequent restart expenses may adversely affect quarterly results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets. Capacity expansions or the announcement of these expansions have generally led to a decline in the pricing of our chemical products in the affected product line. We cannot assure that future growth in product demand will be sufficient to utilize any additional capacity.

        In addition, the building products industry is cyclical and seasonal and is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, which factors could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. Similarly, a recession affecting the residential construction industry could also adversely impact our financial performance.

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

        Additionally, our business is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends and consumer confidence. These factors can lower the demand for and pricing of our products, which could cause our net sales and net income to decrease and require us to recognize additional impairments of our assets.

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

        In addition, we compete with other national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less debt than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than us. Some of these competitors, who compete with our building product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of our competitors have operated in the building products industry for a long time. Our management has limited experience in the manufacturing or marketing of building products and thus, may be at a competitive disadvantage. Additionally, our building products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood and aluminum in windows. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales. To the extent we lose customers in the renovation and remodeling markets, we must market to the new construction market, which historically has experienced more fluctuations in demand.

Extensive environmental, health and safety laws and regulations impact our operations and assets; compliance with these regulations could adversely affect our results of operations.

        Our operations on and ownership of real property are subject to extensive environmental, health and safety regulation, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the U.S. We are also subject to similar regulations in Canada. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of commodity chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and must continue to incur operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws.

        Also, some environmental laws, such as the federal Superfund statute, may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana that we acquired as part of the acquisition of the vinyls business of CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) and which may be designated as Superfund sites. Although CONDEA Vista retained financial responsibility for certain environmental liabilities that relate to the facilities that we acquired from it and that arose before the closing of our acquisition of the vinyls business of CONDEA Vista in November 1999, there can be no assurance that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to fulfill its obligation regarding their environmental liabilities, then we could be held responsible. Furthermore, any environmental liabilities relating to Royal Group will not have the benefit of any third party indemnification, including liabilities resulting from Royal Group's operations prior to our acquisition of the company.

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

        Hazards associated with chemical manufacturing as well as building products manufacturing, and the related use, storage and transportation of raw materials, products and wastes may occur in our operations. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole. These hazards include:

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

        We are exposed to product liability risk and the risk of negative publicity if our building products do not meet customer expectations. Although we intend to maintain insurance for products liability claims, the amount and scope of such insurance may not be adequate to cover a products liability claim that is successfully asserted against us. In addition, product liability insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain or maintain adequate insurance coverage against possible products liability claims at commercially reasonable levels, or at all.

We rely heavily on third party transportation, which subjects us to risks that we cannot control; these risks may adversely affect our operations.

        We rely heavily on railroads and shipping companies to transport raw materials to our manufacturing facilities and to ship finished product to customers. These transport operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards. If we are delayed or unable to ship finished product or unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if there were significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship our goods, which could result in an adverse effect on our revenues and costs of operations.

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

Implementation of New ERP Information Systems

        We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. Key to the success of our strategy to drive greater productivity and cost savings was the implementation of phase I in the first quarter of 2006 of a new multiple phase Enterprise Resource Planning, or ERP information system. Additionally, when acquired, Royal Group was in the process of implementing new ERP systems. If we experience significant problems with the implementation of these systems, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to our new ERP systems involves numerous risks, including:

  •
  difficulties in integrating the systems with our current operations;

  •
  potential delay in the processing of customer orders for shipment of products;

  •
  diversion of management's attention away from normal daily business operations;

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

        We own a 50 percent interest in a manufacturing joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. Additionally, our Royal Group operations have strategic joint venture arrangements with several customers with respect to a number of extrusion lines as well as certain other businesses. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failure to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.

        We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, principally the Canadian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

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

        Royal Group is currently under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the SEC of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

        Damages, liabilities and costs Royal Group will incur in respect of each of the foregoing investigations, lawsuits or claims may exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows, on a consolidated basis with Royal Group's, will be materially adversely affected.

We may encounter further difficulties in integrating Royal Group's operations with our operations, which may result in our failure to realize expected cost savings and operational efficiencies and adversely affect our results of operations and cash flows.

        We cannot be sure that we will be able to further integrate successfully Royal Group's and our operations without substantial costs, delays or other problems. The integration of any business we acquire, including Royal Group has been and may continue to be disruptive to our business and has been and may continue to result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. Further, there is no assurance that we will be able to achieve anticipated cost savings and operational efficiencies in amounts anticipated or on our anticipated timetable. Further, management's attention may be diverted by potential dispositions. We also face these risks integrating any other business we may acquire.

        As part of our strategy in acquiring Royal Group, we have identified opportunities to improve profitability and reduce costs. We may not be able to fully implement our business strategies or realize, in whole or in part, the expected cost savings or operational efficiencies from these strategies when expected, or at all. Furthermore, we may continue to incur significant one-time costs in connection with our integration of Royal Group's operations with our existing business, including costs related to facility consolidation, headcount reduction, operational improvements, professional fees and related transactional expenses. We expect to incur one-time costs in connection with our anticipated annual cost savings and may achieve operational efficiencies.

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

Chemical Production

        Our chemical manufacturing sites are located in the U.S. and Canada. During 2007, our chlorovinyls and aromatics production facilities operated at approximately 77 percent of capacity. The following table sets forth the location of each chemical manufacturing facility we own, products manufactured at each facility and the approximate production capacity of each product, assuming normal plant operations, as of December 31, 2007.

	Location	Products	Annual Capacity
Chlorovinyls	Plaquemine, LA	Chlorine	450 thousand tons
	Plaquemine, LA	Caustic Soda	500 thousand tons
	Plaquemine, LA Lake Charles, LA (two locations) (1)	VCM VCM	3.1 billion pounds
	Plaquemine, LA Aberdeen, MS Oklahoma City, OK Sarnia, ON (2)	Vinyl Resins Vinyl Resins Vinyl Resins Vinyl Resins	3.6 billion pounds
	Aberdeen, MS Gallman, MS Madison, MS Prairie, MS Vaughan, ON (3) Vaughan, ON Bradford, ON	Vinyl Compounds Vinyl Compounds Vinyl Compounds Vinyl Compounds Vinyl Compounds Recycled Compounds Vinyl Compounds	1.5 billion pounds
	Bradford, ON	Compound Additives	162 million pounds
	Aberdeen, MS	Plasticizers	22 million pounds
Aromatics
	Pasadena, TX	Cumene	2.0 billion pounds
	Plaquemine, LA Pasadena, TX (2)	Phenol Phenol	660 million pounds
	Plaquemine, LA Pasadena, TX (2)	Acetone Acetone	408 million pounds

(1)
Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1.15 billion pounds of total VCM capacity.

(2)
This plant is temporarily idled. See Item 1. Business.

(3)
This building and property was sold and leased back on a long-term basis in December 2007.

        Our chemical manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, our chemical operations have a fleet of about 4,255 railcars of which about 593 are owned and the remainder leased pursuant to operating leases with varying terms through the year 2014. The total lease expense for these railcars and other transportation equipment was approximately $20.1 million for 2007, $18.3 million for 2006, and $17.9 million for 2005.

Home Improvement and Buildings Products

        The following table sets forth the location of each home improvement and building products manufacturing facility we own or lease and the principal products manufactured at each facility as of December 31, 2007.

	Principal Products	Location
Window and Door Profiles and Mouldings Products	Window and Door Profiles and Mouldings Products and Other Custom Extrusion	Vaughan, ON (4 plants)* Laval, PQ (3 plants—2 leased) St. Laurent, PQ St. Hubert, PQ McCarren, NV Delmont, PA Everett, WA Marion, VA (2 plants) Bristol, TN Waco, TX*
Outdoor Building Products	Vinyl Siding	Vaughan, ON* Newbern, TN
	Aluminum Siding Accessories	Concord, ON* Ste. Foy, PQ*
	Pipe and Pipe Fittings	Shelby Township, MI Surrey, BC* Vaughan, ON (3 plants) Abbotsford, BC
	Deck, Fence and Rail and Outdoor Storage	Vaughan, ON* Milford, IN

*Leased.

        Certain of the above facilities are also used as distribution centers. In addition, we operate a number of distribution locations, most of which are leased, to serve our home improvement building products customers, primarily in Canada, which represented a total of about 570,000 square feet at December 31, 2007.

Other

        We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States and also one storage terminal in the Netherlands.

        Substantially all of our owned facilities are pledged as security under our senior secured credit facility.

Item 3.    LEGAL PROCEEDINGS.

        In October 2004, the USEPA notified us that we have been identified as a PRP for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we would be required to pay approximately $64,000 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement must still be signed by USEPA officials, and then filed with, and approved by, a federal district court.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it has identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been filed with federal district court in Atlanta, Georgia, and is pending final approval. We anticipate that the approval will be obtained. Under the consent decree, we would be required to, among other things, pay a $610,000 fine and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        Royal Group is currently under investigation by the RCMP regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the SEC of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

        Royal Group and certain of its former officers and former board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice concerning, among other things, alleged inadequate disclosure to shareholders during the cumulative period of February 26, 1998 and October 18, 2004 of related party transactions. In March 2007, Royal Group entered into a stipulation and agreement of settlement with the respective plaintiffs in each case, after a mediation process among Royal Group and the plaintiffs, for the full settlement of all claims raised in those actions against Royal Group and all of the defendants on behalf of class members in return for the payment of Canadian dollar $9.0 million towards a global settlement fund by Royal Group and its insurer. Following execution of the stipulation and agreement of settlement, Royal Group paid the Canadian dollar $9.0 million settlement amount in cash into escrow. The settlement is conditional upon, among other things, approval by both the Ontario Superior Court of Justice and United States District Court for the Southern District of New York and the corresponding orders approving the settlement becoming final. By order dated December 17, 2007, the Ontario Superior Court of Justice approved the settlement and subject to all conditions to the stipulations and settlement agreement being satisfied, including final approval of the settlement by the United States District Court for the Southern District of New York, dismissed the Ontario action. The United States District Court for the Southern District of New York has scheduled a hearing on March 6, 2008 to consider whether to approve the settlement. There can be no assurance that all conditions to the stipulation and agreement of settlement will be satisfied, including the orders approving the settlement becoming final and not being successfully appealed. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

        On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount of $2.4 million was paid into escrow and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. These cases were subsequently consolidated. The final approval hearing of the settlement was held on November 19, 2007. On November 29, 2007, the Court entered an order granting final approval of the settlement. In July 2007, Royal Group was advised that it is no longer the subject of a criminal investigation which was being conducted by the Antitrust Division of the U.S. Department of Justice, and which focused on alleged price fixing in the window coverings industry.

        There can be no assurance that the damages, liabilities, and costs we incur in respect of each of the foregoing investigations, lawsuits or claims related to Royal Group will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows may be adversely affected in a material respect.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At February 19, 2008, there were 467 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

	High	Low	Close	Dividends
2007
First quarter	21.54	16.21	16.21	$0.08
Second quarter	19.06	15.03	18.11	0.08
Third quarter	20.78	13.90	13.90	0.08
Fourth quarter	14.03	6.36	6.62	0.08
2006
First quarter	$34.65	$25.95	$25.99	$0.08
Second quarter	32.88	22.00	25.02	0.08
Third quarter	30.05	22.40	27.42	0.08
Fourth quarter	28.65	18.36	19.31	0.08

        We intend, from time to time, to pay cash dividends on our common stock as our board of directors deems appropriate. Our ability to pay dividends may be limited by covenants in our senior secured credit facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

PERFORMANCE GRAPH

        This graph below is a comparison of the five-year cumulative total return for us, Standard & Poor's Smallcap 600 Index and Standard & Poor's Chemical Smallcap Index. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock.

        Pursuant to SEC rules, the foregoing "Performance Graph" section of this Annual Report on Form 10-K is not deemed "filed" with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.    SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

	Year Ended December 31,
(In thousands, except per share data, percentages and employees)
	2007*	2006*	2005	2004	2003
Results of Operations:
Net sales	$3,157,270	$2,427,843	$2,273,719	$2,206,239	$1,444,483
Cost of sales	2,851,426	2,152,571	2,049,510	1,955,095	1,319,094
Selling, general and administrative expenses	233,818	119,151	61,444	60,721	55,691
Goodwill, other intangibles and long-lived asset impairment charges	155,712	—	—	—	—
Operating (loss) income	(83,686)	156,121	162,765	190,423	69,698
Interest expense	(134,568)	(51,648)	(20,527)	(23,778)	(38,195)
Foreign exchange gain (loss)	6,286	(21,543)	—	—	—
Cost related to retirement of debt	—	—	—	—	(13,816)
Interest income	805	369	120	115	53

(Loss) income from continuing operations before taxes	(211,163)	83,299	142,358	166,760	17,740
Provision for income taxes (1)	44,000	31,497	46,855	60,868	5,245

(Loss) income from continuing operations	$(255,163)	$51,802	$95,503	$105,892	$12,495
Loss from discontinued operations, net of tax	(10,864)	(3,263)	—	—	—

Net (loss) income	$(266,027)	$48,539	$95,503	$105,892	$12,495

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(7.43)	$1.52	$2.82	$3.21	$0.39
Loss from discontinued operations	(0.32)	(0.10)	—	—	—
Net (loss) income	$(7.75)	$1.42	$2.82	$3.21	$0.39
Diluted earnings (loss) per share:
(Loss) income from continuing operations	$(7.43)	$1.51	$2.79	$3.17	$0.38
Loss from discontinued operations	(0.32)	(0.10)	—	—	—
Net (loss) income	$(7.75)	$1.41	$2.79	$3.17	$0.38
Dividends per common share	0.32	0.32	0.32	0.32	0.32
Financial Highlights:
Working capital	$200,745	$202,955	$62,330	$(69,358)	$65,742
Property, plant and equipment, net	967,188	1,023,004	401,412	425,734	460,808
Total assets	2,201,664	2,458,227	1,000,953	963,830	856,785
Total debt	1,382,008	1,498,134	278,639	318,483	427,872
Asset securitization	147,000	128,000	141,000	165,000	100,000
Net cash provided by operating activities	128,557	250,577	71,145	135,967	85,077
Depreciation and amortization	150,210	85,019	63,101	64,554	63,932
Capital expenditures	83,670	90,770	32,044	23,441	24,046
Maintenance expenditures	111,187	80,464	79,584	79,750	67,131
Other Selected Data:
Earnings before interest, taxes, depreciation and amortization ("EBITDA") (2)	$211,405	$215,272	$224,469	$252,398	$130,534
Weighted average shares outstanding—basic	34,347	34,093	33,867	32,965	32,267
Weighted average shares outstanding—diluted	34,347	34,386	34,193	33,439	32,502
Common shares outstanding	34,392	34,390	34,238	33,925	32,736
Return on sales	(8.4)%	2.0%	4.2%	4.8%	0.9%
Employees	5,249	6,654	1,123	1,207	1,198

*
Includes Royal Group financial data as of December 31, 2007 and 2006 and from October 3, 2006, the date of the acquisition. The years ended December 31, 2007 and 2006, include additional cost of sales of $2.0 million and

  $18.0 million, respectively, as a result of valuing Royal Group's inventory at fair value as of the date of acquisition in accordance with accounting standards related to business combinations.

(1)
Provision for income taxes for 2003 includes the effect of favorable settlement of tax audits. Provision for income taxes for 2007 includes the effect of a $52.1 million valuation allowance on deferred tax assets in Canada.

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

	Year Ended December 31,
(In thousands)
	2007	2006	2005	2004	2003
EBITDA	$211,405	$215,272	$224,469	$252,398	$130,534
Interest expense, net	(133,763)	(51,279)	(20,407)	(23,663)	(38,142)
Provision for income taxes	(44,000)	(31,497)	(46,855)	(60,868)	(5,245)
Provision for deferred income taxes	26,832	(21,189)	(15,067)	3,686	(6,344)
Amortization of debt issuance costs	6,252	2,242	1,397	2,579	3,096
Change in operating assets, liabilities and other	61,831	137,028	(72,392)	(38,165)	1,178

Net cash provided by operating activities	$128,557	$250,577	$71,145	$135,967	$85,077

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Georgia Gulf Corporation is a leading, integrated North American manufacturer of two chemical lines, chlorovinyls and aromatics, and manufactures vinyl-based building and home improvement products. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. Our vinyl-based building and home improvement products, marketed under Royal Group brands, include window and door profiles, mouldings, siding, pipe and pipe fittings, deck, fence and rail and outdoor storage buildings.

Acquisition of Royal Group

        On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited ("Royal Group"). Royal Group's core businesses now consist of five product lines: (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail and outdoor storage buildings. The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages Georgia Gulf's vinyl resins and vinyl compounds formulation expertise, which we have refined over the last 20 years, with Royal Group's experience and innovative product development in the vinyl-based building and home improvement products business.

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

Vinyl-Based Building and Home Improvement Products Business Overview

        Our vinyl-based building and home improvement products are used primarily in new residential and industrial construction, municipality infrastructure and residential remodeling. Our sales revenue by geographic area for our building and home improvement products was split about evenly for 2007 between the U.S. and Canada. All of our building and home improvement products are ultimately sold to external customers.

        Demand for our building and home improvement products declined during 2007 as compared to 2006 primarily as a result of U.S. housing permits decreasing by about 26 percent. U.S. housing starts have declined from an annualized rate of about 2.1 million units during the first quarter of 2006 to an annualized rate of about 1.1 million units in December 2007. Housing starts in Canada on the other hand were fairly flat during 2006 and 2007 averaging an annualized rate of about 0.2 million units. The weakness in the U.S. residential housing industry was the primary cause of the industry sales decrease for extruded windows and doors of 16 percent, rigid pipe of 5 percent and siding of 12 percent, according to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS"). The decrease in demand for our building and home improvement products occurred notwithstanding an increase in U.S. public construction spending on sewage, waste disposal and water supply of about 6% from 2006 to 2007.

Chemical Business Overview

        Our chemical business consist of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products include chlorine, caustic soda, VCM, vinyl resins and vinyl compounds. For the year ended December 31, 2007, we consumed all of our chlorine production in making VCM, consumed 6 percent of our caustic soda production, consumed 98 percent of our VCM production in manufacturing vinyl resins, consumed 32 percent of our vinyl resins in the manufacture of vinyl compounds and consumed about 28 percent of our vinyl compounds in the manufacture of fabricated products. The remainder of our caustic soda, VCM, vinyl resins and vinyl compounds were sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2007, approximately 45 percent of our cumene was sold to third parties with the remainder used internally to manufacture phenol and acetone. All of our phenol and acetone was sold to third parties. Our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

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

        Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of our primary raw materials, including ethylene, benzene and propylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Market Associates, Incorporated ("CMAI") reported annual U.S. industry prices for crude oil increased 9 percent and natural gas decreased 3 percent, from 2006 to 2007. From 2005 to 2006, CMAI reported U.S. industry prices for crude oil increased 17 percent and natural gas decreased 15 percent.

        In 2007 our chlorovinyls segment experienced decreased demand compared to 2006, primarily as a result of a continued weakness in the U.S. residential housing market. When comparing 2006 to 2007, North American industry vinyl resins sales volume decreased about 2 percent as a result of a domestic sales decline of 5 percent partially offset by a 40 percent increase in export sales. The domestic vinyl resins volume decrease resulted from declines in most end-use markets, according to PIPS. CMAI reported industry price increase for our feedstock ethylene of 1 percent from 2006 to 2007, while chlorine and natural gas prices decreased about 4 percent and 3 percent, respectively, for the same time period. Vinyl resin sales prices decreased 14 percent from 2006 to 2007 primarily as a result of a decrease in industry 2007 operating rates to only about 87 percent after averaging above 93 percent for most of 2006, according to Chemical Data Inc. ("CDI").

        Our aromatics segment demand increased in 2007 compared to 2006. According to CDI, North American operating rates for phenol and acetone increased from about 84 percent in 2006 to about 88 percent in 2007. North American cumene industry operating rates remained about 75 percent for both 2006 and 2007. In addition, CDI reported that industry prices for our feedstocks benzene and propylene increased 11 percent and 10 percent, respectively, from 2006 to 2007. Increased feedstock costs enabled the industry to increase sales prices for phenol, acetone and cumene by 10 percent, 15 percent and 9 percent, respectively, from 2006 to 2007, according to CDI.

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the three years ended December 31, 2007, 2006 and 2005, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
(Dollars in millions)
	2007		2006		2005
Net sales	$3,157.3	100.0%	$2,427.8	100.0%	$2,273.7	100.0%
Cost of sales	2,851.5	90.3	2,152.5	88.7	2,049.5	90.1

Gross margin	305.8	9.7	275.3	11.3	224.2	9.9
Goodwill, other intangibles and long-lived asset impairment	155.7	4.9	—	—	—	—
Selling, general and administrative expenses	233.8	7.4	119.2	4.9	61.4	2.7

Operating (loss) income from continuing operations	(83.7)	(2.6)	156.1	6.4	162.8	7.2
Interest expense, net	133.8	4.2	51.3	2.1	20.4	0.9
Foreign exchange (gain) loss	(6.3)	(0.2)	21.5	0.9	—	—
Provision for income taxes	44.0	1.4	31.5	1.3	46.9	2.1

(Loss) income from continuing operations	(255.2)	(8.1)	51.8	2.1	95.5	4.2
Loss from discontinued operations, net of tax	(10.8)	(0.3)	(3.3)	(0.1)	—	—

Net (loss) income	$(266.0)	(8.4)%	$48.5	2.0%	$95.5	4.2%

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

        The following table sets forth certain financial data by reportable segment for each of the three years ended December 31, 2007, 2006 and 2005, and the percentage of total net sales or gross margin by segment for each line item.

	Year Ended December 31,
(Dollars in millions)
	2007		2006		2005
Net sales
Chlorovinyls	$1,409.1	44.6%	$1,642.8	67.7%	$1,592.7	70.0%
Window and door profiles and mouldings products	508.0	16.1	117.0	4.8	—	—
Outdoor building products	573.3	18.2	108.9	4.5	—	—
Aromatics	666.9	21.1	559.1	23.0	681.0	30.0

Total net sales	$3,157.3	100.0%	$2,427.8	100.0%	$2,273.7	100.0%

Gross margin
Chlorovinyls	$150.3	10.7%	$271.1	16.5%	$229.9	14.4%
Window and door profiles and mouldings products	68.7	13.5	9.3	7.9	—	—
Outdoor building products	72.0	12.6	7.0	6.4	—	—
Aromatics	14.8	2.2	(12.1)	(2.2)	(5.7)	(0.8)

Total gross margin	$305.8	9.7%	$275.3	11.3%	$224.2	9.9%

Year Ended December 31, 2007, Compared With Year Ended December 31, 2006

        Net Sales.    For the year ended December 31, 2007, net sales were $3.2 billion, an increase of 30 percent compared to $2.4 billion for 2006. This increase was a result of the Royal Group acquisition on October 3, 2006, which increased net sales by 36 percent, more than offsetting a decline in our chemical business net sales of 7 percent. Our chemical business overall average sales prices and volumes decreased 2 percent and 5 percent, respectively, primarily as a result of decreases in the prices and volumes of vinyl resins and vinyl compounds. The significant decrease of U.S. residential construction permits of 26 percent from 2006 to 2007 was the primary driver of the decrease in sales.

        Chlorovinyls segment net sales totaled $1.4 billion for the year ended December 31, 2007, a decrease of 14 percent compared with net sales of $1.6 billion for the same period last year. Our overall average sales price decreased by 8 percent, primarily as a result of decreases in the prices of vinyl resins of 14 percent and vinyl compounds of 5 percent. The vinyl resin price decrease reflects the decline in U.S. housing that started during 2006, and which has not recovered. Our overall chlorovinyls sales volumes were down 9 percent compared to the North America PVC industry sales volume decrease of 2 percent also due to the slowdown in U.S. residential housing construction, partially offset by an increase in exports.

        Window and door profiles and mouldings products net sales totaled $508.0 million for the year ended December 31, 2007 compared to $117.0 million for the same period last year. The increase in this segment reflects the full year results of operations related to Royal Group as compared to only the fourth quarter of last year. During 2007, our window and door profiles and mouldings segment sold about 40 percent of its products in Canada and the remainder in the U.S.

        Outdoor building products net sales totaled $573.3 million for the year ended December 31, 2007, compared to $108.9 million for the same period last year. The increase in this segment reflects the full year results of operations related to Royal Group as compared to only the fourth quarter of last year. About 61 percent of our 2007 sales of outdoor building products were sold in Canadian markets and the remainder was sold in U.S. markets. Most of our pipe sales were in the Canadian construction markets.

        Aromatics segment net sales were $666.9 million for the year ended December 31, 2007, an increase of 19 percent compared to $559.1 million in 2006. Our overall average selling prices increased 10 percent as a result of increases in the prices of cumene of 11 percent, phenol of 10 percent and acetone of 14 percent. The cumene and phenol price increases reflect higher costs for the feedstocks benzene and propylene. The North American phenol industry operating rate was approximately 88 percent for the year of 2007, or about a 4 percent higher than the same period last year due to planned and unplanned outages in Europe and Asia. The North American cumene industry-operating rate was approximately 76 percent during 2007, or about 2 percent higher than the same period last year. Our overall aromatics sales volumes increased 9 percent as a result of phenol and acetone sales volume increases of 14 percent and 16 percent, respectively. Sales volume increases are a result of our increased market share due to several competitors' unscheduled plant outages along with a strong export market, which more than offset the downturn in U.S. residential housing market.

        Gross Margin.    Total gross margin decreased from 11 percent of sales for the year ended December 31, 2006, to 10 percent of sales for the year ended December 31, 2007. This $30.5 million decrease was due to a $106.6 million decrease in our legacy chemical operations gross margin primarily due to lower chlorovinyls sales prices and volumes and higher benzene and ethylene costs offset by increase in the Royal Group contribution of $151.4 million for the full year of 2007 compared to $14.2 million for the fourth quarter of last year. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices, where crude oil increased 9 percent and natural gas decreased 3 percent, from 2006 to 2007.

        Chlorovinyls segment gross margin decreased from 17 percent of sales for the year ended December 31, 2006, to 11 percent of sales for the year ended December 31, 2007. This $120.8 million decrease primarily reflects decreases in sales prices and volumes for most of our chlorovinyls products and increases in our raw materials costs. Our overall raw materials and natural gas costs in 2007 increased 7 percent compared to 2006. Our chlorovinyls operating rate decreased from about 85 percent for 2006 to about 81 percent for 2007.

        Window and door profiles and mouldings segment gross margin totaled $68.7 million for the year ended December 31, 2007, compared to $9.3 million for the year ended December 31, 2006. The increase in this segment reflects the full year results of operations related to Royal Group as compared to only the fourth quarter of last year.

        Outdoor building segment gross margin totaled $72.0 million for the year ended December 31, 2007, compared to $7.0 million for the year ended December 31, 2006. The increase in this segment reflects the full year results of operations related to Royal Group as compared to only the fourth quarter of last year.

        Aromatics segment gross margin increased from negative 2 percent of sales for year ended December 31, 2006, to 2 percent of sales for the year ended December 31, 2007. This $26.9 million increase from last year is due primarily to increases in sales prices and volumes for all of our aromatics products more than offsetting increases in our raw materials prices. Overall raw material costs increased 9 percent primarily as a result of increases in benzene and propylene costs year over year.

        Goodwill, Other Intangibles and Long-Lived Asset Impairment.    As a result of our annual impairment testing performed during the fourth quarter of 2007, we recorded non-cash impairment charges of $155.7 million to write down goodwill, other intangible assets and long-lived assets primarily as a result of the deteriorating U.S. housing construction markets. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The non-cash impairment charges by reportable segment are as follows: Window and Door Profiles and Mouldings reportable segment are $50.4 million of goodwill and $10.7 million of other intangible assets; Outdoor Building Products reportable segment are $19.8 million of goodwill, $13.0 million of other intangible assets and $6.3 million of other long-lived assets and Chlorovinyls reportable segment is $55.5 million of goodwill.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $233.8 million for the year ended December 31, 2007, an increase of $114.6 million from the $119.2 million for the year ended December 31, 2006. This increase was largely due to incremental selling, general and administrative expenses of $115.3 million resulting from the Royal Group acquisition.

        Interest Expense, Net.    Interest expense, net increased to $133.8 million for the year ended December 31, 2007, from $51.3 million for the year ended December 31, 2006. This increase of $82.5 million was primarily attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group.

        Foreign Exchange (Gain) Loss.    In 2007 we had an overall $6.3 million gain on foreign exchange primarily due to our intercompany note receivable denominated in Canadian dollars. During 2007 the Canadian dollar strengthened against the U.S. dollar, which resulted in this gain. In June 2006, we entered into Canadian dollar foreign currency forward contracts with a notional amount of Canadian dollar $1.5 billion to effectively hedge the entire purchase price of Royal Group. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Therefore, we recorded the change in the fair value of the derivative and the hedged item to earnings. During 2006, we recorded $21.5 million of losses related to these foreign currency forward contracts.

        Provision for Income Taxes.    The provision for income taxes from continuing operations was $44.0 million for the year ended December 31, 2007, compared with $31.5 million for the year ended December 31, 2006. The change in our 2007 taxes and our effective tax rate of negative 21 percent compared to 38 percent for the same period in 2006 is due primarily to non-deductibility for tax purposes of the impairment charges of approximately $155.7 million, a $52.1 million valuation allowance recognized against the deferred tax assets in Canada and the impact of accruing interest on the Financial Accounting Standard Board Interpretation No. 48 ("FIN 48") liability.

        Loss from Discontinued Operations.    Subsequent to the Royal Group acquisition, we began to exit several non-core businesses. As of December 31, 2007, these businesses qualified as discontinued operations under generally accepted accounting principles and incurred a net loss of $10.8 million, for the year ended December 31, 2007, compared with a net loss of $3.3 million, for the year ended December 31, 2006.

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

        Aromatics segment net sales were $559.1 million for the year ended December 31, 2006, a decrease of 18 percent compared to $681.0 million for the year of 2005. This decrease was due to 23 percent lower sales volumes primarily reflecting decreases in cumene export and domestic sales volumes of 80 percent and 16 percent, respectively, as a result of lower spot sales due to increased cumene capacity in the industry. The North American cumene industry-operating rate was approximately 75 percent for 2006, or down about 7 percent from 2005, primarily due to the restart of a 1.1 billion pound capacity manufacturing facility by a competitor in late 2005. The North American phenol industry-operating rate was approximately 83 percent for 2006, up slightly from 2005. Overall sales price increases of 6 percent were primarily the result of an increase in the price of cumene of 6 percent and phenol of 6 percent.

        Gross Margin.    Total gross margin increased from 10 percent of sales for the year ended December 31, 2005, to 11 percent of sales for the year ended December 31, 2006. This $51.0 million increase was due primarily to higher sales prices and lower natural gas cost from our chemical business offsetting higher raw materials costs and lower sales volumes. In addition, our mix of volume shifted to higher margin chlorovinyls products from lower margin aromatics products. The Royal Group acquisition on October 3, 2006 contributed $14.2 million to gross margin even after recording additional cost of sales of $18.0 million as a result of valuing Royal Group's inventory at fair value as of the date of acquisition in compliance with accounting standards related to business combinations. Some of our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track crude oil and natural gas industry prices. U.S. industry prices for crude oil increased 17 percent and natural gas decreased 15 percent from 2005 to 2006.

        Chlorovinyls segment gross margin increased from 14 percent of sales for the year ended December 31, 2005, to 17 percent of sales for the year ended December 31, 2006. This $41.2 million increase from the prior year primarily reflects higher sales prices and lower natural gas cost offsetting higher raw materials costs and lower sales volumes. The Royal Group chlorovinyls operations negatively impacted our gross margin by approximately $2.1 million. Our overall raw materials prices increased 4 percent in 2006 compared to 2005. Our chlorovinyls operating rate increased from about 85 percent for 2005 to about 86 percent in 2006. The operating rate in 2005 primarily reflected planned and unplanned outages in our chloralkali plant and the hurricane-related outages during the third and fourth quarters of 2005, while the 2006 operating rate primarily resulted from the housing starts decline of 12 percent in 2006 compared to 2005, which caused our vinyl resin and compound sales volumes to decrease by 5 percent from 2005 to 2006.

        Window and door profiles and mouldings products gross margin totaled $9.3 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

        Outdoor building products net sales gross margin totaled $7.0 million. The increase in this segment is a result of our acquisition of Royal Group on October 3, 2006.

        Aromatics segment gross margin decreased from a negative 1 percent of sales for the year ended December 31, 2005, to a negative 2 percent of sales for the year ended December 31, 2006. This $6.4 million decrease from 2005 is due primarily to increased raw materials costs and lower sales and production volumes in 2006. Overall raw materials increased primarily as a result of increases in propylene and benzene costs year over year. In addition, gross margins were impacted by a competitor's restart of a 1.1 billion pound capacity cumene plant in late 2005, which drove down industry operating rates from 82 percent in 2005 to 75 percent in 2006.

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

        Foreign Exchange (Gain) Loss.    In June 2006, we entered into Canadian dollar foreign currency forward contracts for a notional amount of Canadian dollar $1.5 billion to effectively hedge the entire purchase price of Royal Group. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Therefore we have recorded the change in the fair value of the derivative and the hedged item to earnings. During 2006, we recorded $21.5 million of realized losses related to these foreign currency forward contracts.

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

Liquidity and Capital Resources

        During fiscal year 2007, we reduced our total debt by $135.9 million, of which $11.6 million was generated from cash provided by operations and the remainder from $105.3 million in asset sales and $19.0 million provided from the sale of additional interests in our trade receivables. Additionally, we entered into a lease financing obligation whereby we transferred ownership in certain real estate in exchange for $95.9 million. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and decrease our interest coverage ratio throughout the term of the agreement.

        Operating Activities.    For the year ended December 31, 2007, cash flows provided by operating activities from continuing operations were $128.2 million compared with $254.7 million for the year ended December 31, 2006. The major use of cash flow for fiscal year 2007 was a net loss from continuing operations of $255.2 million. The major source of cash flow for fiscal year 2007 was a $40.2 million increase in cash provided by current operating assets and liabilities. We recorded a non-cash impairment charge to write down goodwill and other long-lived assets by $155.7 million primarily as a result of the deteriorating U.S. housing construction markets. Additionally, the $255.2 million loss from continuing operations includes a non-cash charge of $52.1 million related to a valuation allowance against our Canadian deferred tax assets. Total working capital at December 31, 2007 was a surplus of $200.7 million versus a surplus of $203.0 million at December 31, 2006. Significant decreases in working capital for fiscal year 2007 include a decrease in trade receivables, income tax receivables, and prepaid expenses of $25.9 million, $21.3 million and $9.6 million, respectively. The decrease in trade receivables was primarily attributable to a sales volume decrease and a $19.0 million increase in the interests sold in our trade receivables as a result of an increase in eligible receivables under our securitization program. The decrease in income tax receivable principally relates to amounts refunded from the internal revenue service related to our 2006 tax year. Also, restructuring liabilities related to our acquisition of Royal Group of $19.0 million were paid during 2007. Significant increase in working capital for fiscal year 2007 include an increase in inventories of $27.1 million and a decrease in other accrued liabilities of $37.7 million. The majority of our inventory increased mainly due to higher prices in our raw materials. Other accrued liabilities decreased primarily due to settlements of legal liabilities related to acquired Royal Group shareholder class action lawsuits during 2007. Additionally, the adoption of FIN 48, Accounting for Uncertainty in Income Taxes, in 2007, required the reclassification of approximately $32.3 million of the tax reserve, at the beginning of 2007, from current liabilities to non-current liabilities.

        For the year ended December 31, 2006, we generated $254.7 million of cash flow from operating activities from continuing operations as compared with $71.1 million during the year ended December 31, 2005. Major sources of cash flow in 2006 were net income from continuing operations of $51.8 million, which was offset in part by reductions of $21.2 million for deferred income taxes and a reduction of $13.0 million in the interests sold in our trade receivables in 2006 as a result of a decrease in eligible receivables under our securitization program. The increase in working capital was primarily attributable to the working capital purchased in connection with the acquisition of the Royal Group.

        Investing Activities.    Net cash provided by investing activities was $21.6 million for the year ended December 31, 2007. Net cash used in investing activities was $1.1 billion and $30.7 million for the years ended December 2006 and 2005, respectively, and was related primarily to the acquisition of Royal Group and reinvestment in equipment to improve our operating efficiencies. We incurred maintenance expense for our production facilities of $111.2 million, $80.5 million and $79.6 million during the years ended December 31, 2007, 2006, and 2005, respectively. During 2007, we received cash proceeds from sales of property, plant and equipment, assets held for sale and discontinued operations of $105.3 million. These proceeds primarily relate to the sale of Royal Group's corporate headquarters and two manufacturing facilities located in Vaughan, Ontario. During 2007, we used cash of $83.7 million primarily for our Plaquemine, Louisiana PVC modernization project and our Bristol, Tennessee window and door profile plant expansion. We estimate total capital expenditures for 2008 will be in the range of $65.0 million to $75.0 million.

        Financing Activities.    Cash used in financing activities was $150.9 million for the year ended December 31, 2007. During fiscal year 2007, we reduced our total debt by $135.9 million, of which $11.6 million was generated from cash provided by operations, $105.3 million was provided by asset sales and $19.0 million was provided from the sale of additional interests in our trade receivables. Additionally, we entered into a lease financing obligation whereby we transferred ownership in certain real estate in exchange for proceeds of $95.9 million. We used those proceeds to reduce our term B debt. In connection with the lease financing transaction, a $17 million collateralized letter of credit was issued in favor of the buyer-lessor, with an effective term of eight years. As a result of the collateralized letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the land and buildings and related accounts continue to be recognized in property, plant, and equipment. These lease financing transactions primarily related to the lease of four Royal Group manufacturing and warehousing facilities located in Vaughan, Ontario.

        Cash provided in financing activities was $825.0 million for the year ended December 31, 2006. On October 3, 2006, in connection with the acquisition of Royal Group we entered into a new senior secured credit facility and issued $500.0 million of unsecured 9.5 percent senior notes due 2014 and $200.0 million of unsecured 10.75 percent senior subordinated notes due 2016. The senior secured credit facility includes a tranche B term loan of $800.0 million and revolving credit facilities of up to $375.0 million. The net proceeds from these transactions were used to fund the acquisition of Royal Group, replace the previously existing revolving credit facility, and pay related debt issuance costs of $38.0 million. Old revolver debt issuance costs of $3.0 million were written-off in the fourth quarter of 2006 as we entered into a new revolver. Finance fees associated with a bridge financing related to the Royal Group acquisition of $2.3 million were expensed in the fourth quarter of 2006 as this bridge facility expired. From October 3, 2006 to December 31, 2006, we paid down debt of approximately $274.0 million with approximately $135.0 million generated through consideration from asset sales of certain non-core assets of Royal Group and approximately $139.0 million generated through cash flow from operations. In addition to the $274.0 million debt reduction, we reduced the amount of receivables sold under our accounts receivable securitization program by $34.0 million.

        Cash used in financing activities was $47.3 million the year ended December 31, 2005. The cash was primarily used to reduce total debt by $40.6 million. Cash provided by operations primarily funded the debt reduction in 2005.

        On December 31, 2007, our balance sheet debt consisted of $424.3 million of term debt and $20.0 million of borrowings under our revolving credit facility under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5 percent senior notes due 2014, $200.0 million of unsecured 10.75 percent senior subordinated notes due 2016, $112.6 million of lease financing obligations and $31.0 million in other debt. At December 31, 2007, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and net of outstanding letters of credit of $111.2 million and current borrowings of $20.0 million, we had remaining availability under the revolving credit facility of $243.8 million. Over the next twelve months, we expect to pay off $24.2 million of borrowings, including $20.0 million on our revolving credit facility, and $4.2 million of principal on our tranche B term loan, that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of December 31, 2007. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        Covenants and Restrictions.    Under our senior secured credit facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and decrease our interest coverage ratio throughout the term of the agreement. In addition, this third amendment reduced our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. As of December 31, 2007, we were in compliance with all necessary financial covenants under our senior secured credit facility. Management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned third amendment, cash flow from operations, together with our cash and cash equivalents of $9.2 million and the availability to borrow an additional $243.8 million under the revolving credit facility at December 31, 2007, we will have adequate funds for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. Our current forecast reflects that we will be able to meet our restrictive covenants and financial ratios through 2008. In addition, our current forecast reflects that we will earn more EBITDA in 2008 then we did in 2007. However, if our assumptions regarding our operations, future level of debt repayment, sale of certain real property, and other non-operating transactions prove to be incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios particularly with the tightening of the covenants and ratios in the future. In that event, we would attempt to obtain waivers or covenant relief from our lenders or we would attempt to refinance our debt. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

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

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at December 31, 2007, 2006 and 2005, was $147.0 million, $128.0 million and $141.0 million, respectively.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of December 31, 2007, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of December 31, 2007, were as follows:

(In millions)	Total	2008	2009	2010	2011	2012	2013 and thereafter
Contractual obligations:
Long-term debt—principal	$1,279	$4	$21	$4	$24	$118	$1,108
Long-term debt—interest	756	118	116	110	110	108	194
Lease financing obligations	70	7	7	7	7	8	34
Operating lease obligations	127	30	27	19	13	10	28
Purchase obligations	5,147	1,438	1,032	633	640	495	909
Uncertain income tax positions	71	71	—	—	—	—	—
Other	12	—	—	—	—	—	12

Total	$7,462	$1,668	$1,203	$773	$794	$739	$2,285

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of December 31, 2007. Long-term debt obligations are listed based on when they are contractually due. Therefore the $20.0 million balance on our revolving credit facility that we have classified as current on our consolidated balance sheet as of December 31, 2007, is included in 2011.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. We did not have significant capital lease obligations as of December 31, 2007.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2007.

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $109.2 million as December 31, 2007. Of this amount, $71.3 million relates to audits and other matters that we are likely to pay in the next twelve months. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

Outlook

        The level of residential new construction and remodeling activity in the United States is one of the primary drivers of demand for vinyl resins and vinyl compounds, as well as building and home improvement products. New housing starts are projected to fall from 1.34 million in 2007 to 1.07 million in 2008, according to HousingEconomics.com. Home improvement spending activity is expected to decline through the third quarter of 2008 by 2.6% on an annualized basis, according to The Harvard Joint Center for Housing Studies. These projections reflect the tight mortgage credit environment, current high levels of new home inventory and the reluctance of homeowners to spend money improving their homes with house prices deteriorating.

        Vinyl resins are the largest volume product in our chlorovinyls segment. CDI currently projects that North American industry operating rates for vinyl resins will contract from 87 percent in 2007 to 83 percent in 2008. The projected decline reflects weak demand, as well as significant new capacity coming on line. The cost of ethylene, which is the primary raw material in the production of vinyl resin, is expected to increase in 2008, principally as a result of increasing feedstock costs. CDI currently projects that ethylene costs will increase by approximately 10% in 2008 compared to 2007. While rising ethylene costs typically are recovered via vinyl resin price increases, contracting operating rates can create a more competitive pricing environment.

        Independent projections of demand and supply for specific home improvement products are not as readily available as they are for chemical products. However, it is expected that sales of our building and home improvement products in 2008 will be impacted by the current downturn in U.S. home building and renovation activity that we believe will be mitigated somewhat by our participation in the currently less volatile Canadian home building and renovations market. During 2007 we initiated a number of programs to penetrate new geographic markets and introduce new products, which are designed to help us mitigate soft market conditions.

        In addition, we have pursued a number of cost savings programs to help mitigate difficult market conditions. During 2007, we divested a series of Royal Group's non-core, non-performing business units. As a result of these divestitures as well as work simplification, consolidated employee headcount was reduced by 21% from the previous year, and consolidated Canadian manufacturing space was reduced by 800,000 square feet. Two legacy Royal Group PVC resin purchasing contracts with third parties expire during the first quarter of 2008, which will allow us to utilize more internally produced PVC resin in the downstream home building and improvement products we manufacture.

        We expect that 2008 will be another challenging year for us, given the significant downturn in U.S. construction activity. Management remains focused on targeted market share gains, as well as cost and debt reduction programs. Our goal is to pay down at least $125.0 million of long-term debt during 2008 with proceeds from further sales of real property, tax refunds, cash from operations and other non-operating transactions. We believe our EBITDA for 2008 will exceed our EBITDA for 2007.

See Item 1A. "Risk Factors—Forward-Looking Statements"

Inflation

        The most significant component of our cost of sales is raw materials, which include basic oil-based commodities and natural gas or derivatives thereof. The costs of raw materials and natural gas are based primarily on market forces and have not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. For a discussion of the impact of the adoption of FIN 48, see Note 2 of Notes to the Consolidated Financial Statements.

        In June 2006, the FASB ratified its consensus on Emerging Issues Task Force ("EITF") Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of EITF Issue No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the gross amount of the taxes reflected in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF No. 06-3 did not have an impact on our consolidated financial statements as our policy is to record sales taxes collected on a net basis.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for our fiscal year beginning January 1, 2008. This statement also affects other accounting pronouncements that require or permit fair value measurements; those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, we are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

        On September 7, 2006, the EITF reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. The conclusion reached is consistent with that of EITF 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF Issues No. 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 06-4 or 06-10 to have a material impact on our consolidated financial statements.

        On June 14, 2007, the EITF reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which states that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional paid-in capital ("APIC"). The amount recognized in APIC should be included in the APIC pool. When an entity's estimate of forfeitures increases or actual forfeitures exceed its income, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF Issue No. 06-11 is effective in fiscal years beginning after December 15, 2007 with early adoption permitted. We are currently evaluating the impact, if any, of EITF Issue No. 06-11 on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

        To address questions received by the FASB staff regarding FASB Interpretation 39 (the "Interpretation"), Offsetting of Amounts Related to Certain Contracts, the FASB issued FSP FIN 39-1 (the "FSP 39-1"). The Interpretation specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet and clarifies when it is appropriate to offset amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The Interpretation also permits offsetting of fair value amounts recognized for derivative contracts executed with the same counterparty under the master netting arrangement. FSP 39-1 amends certain portion of the Interpretation by replacing the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" as defined in SFAS No. 133, Accounting for Derivative

Instruments and Hedging Activities. FSP 39-1 also amends the Interpretation by allowing the offsetting of fair value amounts for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We do not expect adoption of FSP 39-1 to have a material impact on our consolidated financial position or results of operations.

        The FASB recently completed the second phase of the multiphase project to reconsider the accounting for business combinations. The first phase resulted in the issuing of SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In connection with the second phase the FASB has issued SFAS No. 141(R), Business Combinations, and No. 160, Non controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. These statements will require more assets and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value in each subsequent period; an acquirer in preacquistion periods to expense all acquisition-related costs; and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Additionally, SFAS No. 141(R) will require, subsequent to the acquisition period, changes in the valuation allowances for deferred taxes and liabilities for unrecognized tax benefits related to an acquisition, to be recognized as a part of income tax expense. Both statements are effective for fiscal years beginning on or after December 15, 2008. The FASB does not permit early adoption. We are currently evaluating the impact, if any, of both statements on our financial position and results of operations.

Critical Accounting Policies and Estimates

        Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective, or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for a complete listing of our accounting policies. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

        Allowance for Doubtful Accounts.    In our determination of the allowance for doubtful accounts and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense for that amount. Estimating this amount requires us to analyze the financial strength of our customers. In our analysis, we combine the use of historical collection experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2007 and 2006, was $12.8 million and $16.1 million, respectively. No individual customers account for greater than 10 percent of our trade accounts receivable as of December 31, 2007 and 2006. To the extent the actual collectibility of our accounts receivable differs from our estimated allowance by 10 percent, our net income would be higher or lower by approximately $1.1 million, on an after-tax basis, depending on whether the actual collectibility was better or worse than the estimated allowance.

        Environmental and Legal Accruals.    In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see Note 11 of the Notes to Consolidated Financial Statements), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $0.5 million, on an after-tax basis, depending on whether the actual outcomes were better or worse than the estimates.

        Valuation of Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that are identified during acquisitions. Our carrying value of our goodwill and indefinite lived intangible assets are tested for impairment annually on October 1 and are tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Impairment testing for goodwill and indefinite lived intangible assets is a two-step test performed at a reporting unit level. The initial step requires the carrying value of each reporting unit to be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value in the initial step. We use a discounted cash flow analysis and market approaches to determine the estimated fair value of a reporting unit, which requires judgment and assumptions including estimated future cash flows and discount rates. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Actual impairment charges incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units.

        Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired may become impaired in the future. Based on the results of our evaluation in connection with our goodwill impairment test as of October 1, 2007, we recorded a non-cash impairment charge to write down goodwill, other intangible assets and other long-lived assets by $155.7 million primarily as a result of the deteriorating U.S. housing construction markets. See Note 9 of the Notes to Consolidated Financial Statements for further details of the 2007 goodwill and other intangible asset impairment test results. The impairment tests we performed as of October 1, 2006 indicated no goodwill impairment

        Valuation of Long-Lived Assets.    Our long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. The actual impairment charge incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

        We annually assess our idled Pasadena, Texas phenol and acetone plant assets for impairment, and we have noted no impairment to date. We have also assessed our idled Sarnia, Ontario plant assets for impairment and noted no impairment to date.

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

        The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for our U.S. pension plans in 2007 was 6.00 percent. At December 31, 2007, this rate was 6.25 percent for determining 2008 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in this discount rate would decrease or increase our annual pre-tax pension expense by $0.1 million. In addition to the expense, a 25% basis point increase in our discount rate would decrease our year-end benefit obligations by $3.5 million, whereas a 25% basis point decrease would increase our year-end benefit obligations by $3.2 million.

        The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2007, is 65.6 percent equity securities, 16.9 percent debt securities, 1.7 percent real estate and 15.8 percent other. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2007 was 8.0 percent for our U.S. pension plans. At December 31, 2007, this rate was 8.0 percent for determining 2008 annual pension expense. A 25 basis point increase or decrease in the weighted average return on plan assets assumption would decrease or increase our annual pre-tax pension expense by $0.3 million for our U.S. pension plans. A 25 basis point increase or decrease in the expected long-term rate of return assumption for our foreign pension plans is not material.

        On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the funding status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the balance sheet recognition provisions of SFAS No. 158 as of December 31, 2006, which reduced our stockholders' equity by approximately $2.6 million and did not affect our results of operations.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007 and 2006, we had a net deferred tax liability balance of $109.4 million and $57.8 million, respectively.

        In evaluating the ability to realize our deferred tax assets we rely principally on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2007 and 2006, we had deferred tax assets for state tax credit carryforwards of $4.0 million and $3.1 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2007 we had deferred tax assets for net operating loss carryforwards in the U.S. and Canada of $36.6 million and $26.8 million, respectively, of which we have a $32.0 million valuation allowance to record these deferred tax assets related to net operating losses at their estimated realizable values.

        In 2007 we recorded a $52.1 million valuation allowance on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax—planning strategies available to the company in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical cumulative losses, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007. Our ability to reduce future taxable income through the utilization of the U.S. federal net operating loss carryforwards acquired is subject to the change in ownership restrictions under Internal Revenue Code Section 382. We do not expect our U.S. federal and state net operating loss carryforwards to expire, notwithstanding the change in ownership restrictions.

        Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the FIN 48, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with the FIN 48 and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

        In addition, we have accrued a reserve for non-income tax contingencies of $8.1 million and $6.9 million at December 31, 2007 and 2006, respectively. The increase in the reserve is related primarily to the changes in the Canadian dollar exchange rates and to the accrued interest related to these matters. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserves are adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

        Stock-Based Compensation.    Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under SFAS No. 123R, the fair value of each share-based payment award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. The impact of applying SFAS No. 123R for the years ended December 31, 2007 and 2006 reduced net income by approximately $3.3 million and $4.4 million and basic and diluted earnings per share by $0.10 and $0.13, respectively. SFAS No. 123R also required us to change the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $1.4 million as cash from financing activities rather than cash from operating activities for 2006. There were no options exercised in the current year, thus there was nothing classified as cash from financing activities for tax benefits from share-based compensation deductions in 2007.

        Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. Had we adopted SFAS No. 123R in 2005, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note 1 of the Notes to Consolidated Financial Statements. In addition, see Note 14 of the Notes to Consolidated Financial Statements for further information on our stock-based compensation plans.

        The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our historical dividend yield and expectation of future dividend payouts. The fair value of our restricted and deferred stock units and restricted stock are based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock- based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

        Interest Rate Risk Management.    The following table is "forward-looking" information that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt instruments. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2007 and 2006, we had interest rate swaps with notional amounts totaling $300.0 million to fix the interest rate on $300.0 million of our variable London Interbank Offered Rate or LIBOR based term debt. We currently estimate that a 100 basis point change in prevailing market interest rates or our variable rate debt would impact our related annual pre-tax income by $4.4 million. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

	Principal (Notional) Amounts by Expected Maturity Date
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair value at 12/31/07
Financial instruments:
Fixed rate principal	$—	$—	$—	$—	$14,002	$800,000	$814,002	$617,502
Average interest rate	—%	—%	—%	—%	6.53%	9.52%	9.46%
Variable rate principal	$4,423	$168,201	$4,159	$24,067	$99,837	$307,743	$608,250	$608,250
Average interest rate	7.75%	6.04%	6.09%	8.58%	7.75%	7.75%	7.31%
Interest rate swaps	$225,000	$75,000	$—	$—	$—	$—	$300,000	$(4,144)
Average interest rate	5.19%	5.32%	—%	—%	—%	—%	5.22%

        Foreign Currency Exchange Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures.

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contract was a $0.1 million liability at December 31, 2007. At December 31, 2006, we had no raw material or natural gas forward swap contracts outstanding.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 16, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes an Interpretation of FASB Statement No. 109, on January 1, 2007. As described in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, on January 1, 2006, and the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

Georgia Gulf Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$9,227	$9,641
Receivables, net of allowance for doubtful accounts of $12,815 in 2007 and $16,147 in 2006	211,613	237,496
Inventories	366,545	339,405
Prepaid expenses	19,999	29,577
Income tax receivables	15,837	37,143
Deferred income taxes	25,049	30,664
Current assets held-for-sale and of discontinued operations	—	11,080

Total current assets	648,270	695,006
Property, plant and equipment, net	967,188	1,023,004
Goodwill	282,282	377,124
Intangible assets, net of accumulated amortization of $6,147 in 2007 and $1,156 in 2006	75,789	88,361
Other assets, net	196,262	204,813
Non-current assets held for sale	31,873	69,919

Total assets	$2,201,664	$2,458,227

Liabilities and Stockholders' Equity
Current portion of long-term debt	$24,209	$32,495
Accounts payable	232,477	215,282
Interest payable	17,752	21,290
Income taxes payable	1,094	—
Accrued compensation	32,882	37,218
Liability for unrecognized income tax benefits and other tax reserves	79,431	88,338
Other accrued liabilities	59,680	97,428

Total current liabilities	447,525	492,051
Long-term debt	1,357,799	1,465,639
Liability for unrecognized income tax benefits	37,874	—
Deferred income taxes	134,464	88,476
Other non-current liabilities	27,201	18,538

Total liabilities	2,004,863	2,064,704

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,392,370 in 2007 and 34,389,930 in 2006	344	344
Additional paid-in capital	103,238	94,046
Retained earnings	44,730	324,007
Accumulated other comprehensive income (loss), net of tax	48,489	(24,874)

Total stockholders' equity	196,801	393,523

Total liabilities and stockholders' equity	$2,201,664	$2,458,227

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$3,157,270	$2,427,843	$2,273,719
Operating costs and expenses:
Cost of sales	2,851,426	2,152,571	2,049,510
Selling, general and administrative expenses	233,818	119,151	61,444
Goodwill, other intangibles and long-lived asset impairment charges	155,712	—	—

Total operating costs and expenses	3,240,956	2,271,722	2,110,954

Operating (loss) income	(83,686)	156,121	162,765

Other income (expense):
Interest expense	(134,568)	(51,648)	(20,527)
Foreign exchange (loss) gain	6,286	(21,543)	—
Interest income	805	369	120

(Loss) income from continuing operations before income taxes	(211,163)	83,299	142,358
Provision for income taxes	44,000	31,497	46,855

(Loss) income from continuing operations	(255,163)	51,802	95,503
Loss from discontinued operations, net of tax of $1,524 in 2007 and $1,821 in 2006	(10,864)	(3,263)	—

Net (loss) income	$(266,027)	$48,539	$95,503

(Loss) earnings per share:
Basic:
(Loss) income from continuing operations	$(7.43)	$1.52	$2.82
(Loss) from discontinued operations	(0.32)	(0.10)	—

Net (loss) income	$(7.75)	$1.42	$2.82

Diluted:
(Loss) income from continuing operations	$(7.43)	$1.51	$2.79
(Loss) from discontinued operations	(0.32)	(0.10)	—

Net (loss) income	$(7.75)	$1.41	$2.79

Weighted average common shares—basic	34,347	34,093	33,867
Weighted average common shares—diluted	34,347	34,386	34,193

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2005	33,925	$339	$69,275	$(3,062)	$201,876	$(159)	$268,269
Comprehensive income:
Net income	—	—	—	—	95,503	—	95,503
Minimum pension liability adjustment, net of taxes of $24	—	—	—	—	—	(40)	(40)

Total comprehensive income							95,463
Employee stock purchase and stock compensation plans, net of forfeitures	347	3	12,016	(2,315)	—	—	9,704
Retirement of common stock	(34)	—	(1,681)	—	—	—	(1,681)
Tax benefit from stock purchase and stock compensation plans	—	—	2,172	—	—	—	2,172
Dividends	—	—	—	—	(10,915)	—	(10,915)

Balance, December 31, 2005	34,238	342	81,782	(5,377)	286,464	(199)	363,012

Comprehensive income:
Net income	—	—	—	—	48,539	—	48,539
Minimum pension liability adjustment, net of taxes of $17	—	—	—	—	—	29	29
Foreign currency translation adjustments, net of taxes of $12,098	—	—	—	—	—	(21,390)	(21,390)
Unrealized loss on derivatives, net of tax of $417	—	—	—	—	—	(725)	(725)

Total comprehensive income							26,453
Adjustment to initially apply SFAS No. 158, net of taxes of $1,736	—	—	—	—	—	(2,589)	(2,589)
Employee stock purchase and stock compensation plans, net of forfeitures	187	2	10,520	5,377	—	—	15,899
Retirement of common stock	(35)	—	(1,032)	—	—	—	(1,032)
Tax benefit from stock purchase and stock compensation plans	—	—	1,432	—	—	—	1,432
Dividends	—	—	—	—	(10,996)	—	(10,996)
Tax benefit from transfer of subsidiary to parent	—	—	1,344	—	—	—	1,344

Balance, December 31, 2006	34,390	344	94,046	—	324,007	(24,874)	393,523

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(266,027)	—	(266,027)
Adjustment to initially apply FIN No. 48	—	—	—	—	(2,151)	—	(2,151)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $4,288	—	—	—	—	—	6,964	6,964
Foreign currency translation adjustments, net of taxes of $39,477	—	—	—	—	—	68,344	68,344
Unrealized loss on derivatives, net of tax of $1,201	—	—	—	—	—	(1,945)	(1,945)

Total comprehensive income (loss)	—	—	—	—	—	—	(194,815)
Employee stock purchase and stock compensation plans, net of forfeitures	39	—	10,856	—	—	—	10,856
Retirement of common stock	(37)	—	(685)	—	—	—	(685)
Tax benefit from stock purchase and stock compensation plans	—	—	(979)	—	—	—	(979)
Dividends	—	—	—	—	(11,099)	—	(11,099)

Balance, December 31, 2007	34,392	$344	$103,238	$—	$44,730	$48,489	$196,801

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(266,027)	$48,539	$95,503
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	150,210	85,019	63,101
Foreign exchange (gain) loss	(10,357)	20,843	—
Deferred income taxes	29,695	(21,189)	(15,067)
Tax benefit related to stock plans	(1,142)	—	2,172
Goodwill, other intangibles and long-lived asset impairment charges	155,712	—	—
Stock based compensation	10,856	12,704	3,761
Other non-cash items	28,009	14,780	7,730
Change in operating assets and liabilities, net of effects from acquisitions:
Receivables	43,038	114,889	40,659
Securitization of trade receivables	19,000	(13,000)	(24,000)
Inventories	541	75,526	(9,315)
Prepaid expenses and other current assets	11,381	2,605	(9,369)
Accounts payable	8,628	(84,556)	(3,186)
Interest payable	(3,494)	20,019	(331)
Accrued income taxes	6,728	(19,335)	1,258
Accrued compensation	(7,238)	(2,675)	(3,307)
Other accrued liabilities	(38,358)	(20,836)	3,458
Advance for long-term purchase contract	—	—	(79,000)
Other	(9,023)	21,393	(2,922)

Net cash provided by operating activities from continuing operations	128,159	254,726	71,145
Net cash provided by (used in) operating activities from discontinued operations	398	(4,149)	—

Net cash provided by operating activities	128,557	250,577	71,145

Investing activities:
Acquisition, net of cash acquired	—	(1,075,396)	—
Settlement of foreign exchange contracts	—	(20,843)	—
Capital expenditures	(83,670)	(90,770)	(32,044)
Proceeds from sale of property, plant and equipment	105,259	106,092	1,362

Net cash provided by (used in) used in investing activities	21,589	(1,080,917)	(30,682)

Financing activities:
Net change in revolving line of credit	(7,241)	(123,400)	59,400
Long-term debt payments	(224,505)	(497,374)	(100,000)
Long-term debt proceeds	95,865	1,493,543	—
Fees paid for bridge financing	—	(2,325)	—
Fees paid to issue debt	(3,241)	(38,020)	—
Proceeds from issuance of common stock	—	3,194	5,943
Tax benefits from employee share-based exercises	—	1,432	—
Purchase and retirement of common stock	(685)	(1,032)	(1,681)
Dividends	(11,099)	(10,996)	(10,915)

Net cash (used in) provided by financing activities	(150,906)	825,022	(47,253)

Effect of exchange rate changes on cash and cash equivalents	346	661	—

Net change in cash and cash equivalents	(414)	(4,657)	(6,790)
Cash and cash equivalents at beginning of year	9,641	14,298	21,088

Cash and cash equivalents at end of year	$9,227	$9,641	$14,298

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

        Foreign Currency Translation and Transactions.    Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end exchange rates in effect as of the balance sheet date and average exchange rate for revenues and expenses for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive income (loss), net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the consolidated statements of operations. We recorded a loss of $5.4 million and a loss of $2.7 million in fiscal 2007 and 2006 within operating income in the consolidated statement of operations. The change in the gain/loss recognized is due to the fluctuation in the exchange rate from year to year. We had no significant foreign exchange losses or gains for fiscal 2005.

        Cash and Cash Equivalents.    Marketable securities that are highly liquid with an original maturity of three months or less are considered to be the equivalent of cash for purposes of financial statement presentation.

        Accounts Receivable and Allowance for Doubtful Accounts.    We grant credit to customers under credit terms that are customary in the industry and based on the creditworthiness of the customer and generally do not require collateral. We also provide allowances for cash discounts and doubtful accounts based on contract terms, historical collection experience, periodic evaluations of the aging of the accounts receivable and specific collectibility analysis.

        Revenue Recognition.    We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commisions ("SEC's"), Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition," which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred. We recognize revenue as products are shipped based on free on board (FOB) terms when title passes to customers, and the customer takes ownership and assumes risk of loss.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Sales Incentives.    We offer sales incentives, primarily in the form of volume rebates, slotting fees and advertising allowances to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts. We accrue for these sales incentives based on contract terms and historical experience.

        Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $90.3 million in 2007, $85.1 million in 2006, and $78.7 million in 2005.

        Advertising Costs.    Advertising costs and promotion expenses generally relate to our vinyl-based building and home improvement products marketed under the Royal Group brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $11.7 million and $3.8 million in 2007 and 2006, respectively. There were no advertising and promotion expenses in 2005.

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

        Property, Plant and Equipment.    Property, plant and equipment are stated at cost. The property, plant and equipment acquired in connection with the acquisition of Royal Group Technologies Limited ("Royal Group") is stated at its estimated fair value as of October 3, 2006 and is being depreciated over the estimated useful lives. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2007, 2006 and 2005, was $5.7 million, $2.2 million, and $0.4 million respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $134.8 million, $77.6 million and $57.6 million, for the years ended December 31, 2007, 2006, and 2005, respectively. The net book value of our idled Pasadena, Texas phenol/acetone plant and our idled Sarnia Resin plant equipment was approximately $0.8 million and $59.2 million, respectively, as of December 31, 2007, and is included in property, plant and equipment on our consolidated balance sheet. The estimated useful lives of the assets are as follows:

Buildings	27-30 years
Land improvements	15 years
Machinery and equipment	3-15 years
Dies and moulds	4-6 years
Office furniture and equipment	3-10 years
Computer equipment and software	3-5 years

        Asset Retirement Obligation.    We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

loss is recorded. We had $2.4 and $2.3 million of asset retirement obligations recorded in other non-current liabilities in the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

        Other Assets.    Other assets primarily consist of advances for long-term raw materials purchase contracts (see Note 11), our investment in joint ventures (see Notes 8 and 12), unamortized debt issuance costs (see Note 8) and prepaid pension costs (see Note 15). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery or related contract terms. Debt issuance costs are being amortized to interest expense using the effective interest rate and straight-line methods over the term of the related debt instruments.

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

        Long-Lived Assets.    Our long-lived assets, such as property, plant, and equipment, are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset based on undiscounted cash flows. If the carrying amount of an asset exceeds estimated fair value of the asset, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset based on discounted cash flows. Assets to be disposed of would be recorded at the lower of the carrying amount or fair value less costs to sell and no longer depreciated.

        Pension Plans and Other Postretirement Benefit Plans.    We have defined contribution pension plans covering substantially all of our employees. In addition, we have two defined benefit pensions plans and one postretirement benefit plan. For the defined benefit pension plans, the benefits are based on years of service and the employee's compensation. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

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

        We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 16, "Income Taxes," for further explanation of our adoption of FIN 48.

        Self-Insurance Accruals.    We are self-insured up to certain limits for costs associated with workers' compensation and employee group medical coverage. Liabilities for insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred, but not reported claims. These accruals are included in other current liabilities in the accompanying consolidated balance sheets. We also use information provided by independent consultants to assist in the determination of estimated accruals. In estimating these costs, we consider historical loss experience and make judgments about the expected levels of costs per claim.

        Warranty Costs.    We provide warranties for certain building and home improvement products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Prior to the October 3, 2006, acquisition of Royal Group, we did not offer any warranties. Our warranty liabilities are included in other accrued liabilities in the consolidated balance sheets. Activity in our warranty liabilities for the years ended December 31, 2007 and 2006 was as follows:

In thousands	2007	2006
January 1,	$7,664	$—
Warranty provisions	6,728	1,938
Estimated fair value of warranty liability assumed in Royal Group acquisition	5,224	7,344
Foreign currency translation	874	—
Warranty claims paid	(8,330)	(1,618)

December 31,	$12,160	$7,664

        The adjustment in the year ended 2007 to the estimated fair value of warranty liabilities assumed in the Royal Group acquisition reflects an adjustment to the preliminary purchase price allocation.

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

        Accumulated Comprehensive Income (loss).    Accumulated comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by SFAS No. 158. Amounts recorded in accumulated other comprehensive income (loss), net of tax, on the consolidated statements of stockholders' equity for the years ended December 31, 2007, 2006, and 2005 are as follows:

	December 31,
In thousands	2007	2006	2005
Unrealized loss on derivative contracts	$(2,670)	$(725)	$—
Pension liability adjustment including affect of SFAS No. 158	4,205	(2,759)	(199)
Currency translation adjustment	46,954	(21,390)	—

Total accumulated comprehensive income (loss)	$48,489	$(24,874)	$(199)

        Stock-Based Compensation.    On January 1, 2006, we adopted SFAS No. 123R, Share Based Payment, using the modified prospective method of adoption. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan ("ESPP") to be recognized in the financial statements based on their fair values.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Upon our adoption of SFAS No. 123R, we began recording compensation cost related to the continued vesting of all stock options that were unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS No. 123R did not have an effect on our recognition of compensation expense relating to restricted stock grants. SFAS No. 123R required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, additional paid-in capital, in our circumstance. Prior to the adoption of SFAS No. 123R, cash flows resulting from the tax benefit related to stock-based compensation were presented in operating activities in the statements of cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123R superseded EITF Issue No. 00-15, amended SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statements of cash flows as a financing activity cash inflow.

        As a result of applying SFAS No. 123R, our operating income and income before income taxes for the years ended December 31, 2007 and 2006, were reduced by $10.8 million and $7.0 million, respectively. The impact of applying SFAS No. 123R for the years ended December 31, 2007 and 2006 reduced net income by approximately $3.3 million and $4.4 million and basic and diluted earnings per share by $0.10 and $0.13, respectively. SFAS No. 123R also required us to change the statement of cash flow classification of certain tax benefits from share-based compensation deductions beginning on January 1, 2006. As a result, we classified $1.4 million as cash from financing activities rather than cash from operating activities for 2006. There were no options exercised in the current year, thus there was nothing classified as cash from financing activities for tax benefits from share-based compensation deductions in 2007.

        Prior to our adoption of SFAS No. 123R, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complied with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, for disclosure purposes. Under these provisions, no compensation was recognized for our stock option plans or our ESPP. For SFAS No. 123 purposes, the fair value of each stock option and ESPP shares for 2005 has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Options Grant	Employee Stock Purchase Plan Rights
Assumptions:
Risk-free interest rate	3.97%	2.75%
Expected life	4.7 years	1.0 year
Expected volatility	39%	33%
Expected dividend yield	0.61%	0.64%

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Had compensation expense been determined consistently with SFAS No. 123, additional compensation expense, net of tax, for 2005 from stock options and ESPP shares would have been approximately $3.3 million. Our net income and earnings per common share would have been the following pro forma amounts:

In thousands, except per share data	Year Ended December 31, 2005
Net income, as reported	$95,503
Stock-based compensation included in net income, as reported	2,567
Stock-based compensation under SFAS No. 123	(5,865)

Pro forma net income	92,205

Basic earnings per share:
As reported	$2.82
Pro forma	2.72
Diluted earnings per share:
As reported	$2.79
Pro forma	2.71

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The FSP, which became effective in November 2005, required an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R or the alternative transition method described in the FSP. An entity that adopted SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in the FSP, and may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of the FSP to evaluate the available transition alternatives and make its one-time election. We adopted the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation under SFAS No. 123R. See Note 14 for disclosures related to stock-based compensation.

        (Loss) earnings Per Share.    We apply the provisions of SFAS No. 128, Earnings per Share ("EPS"), which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options and ESPP rights are included in the diluted EPS calculation using the treasury stock method. Options to purchase 2.5 million, 1.5 million and 0.7 million shares of common stock outstanding at December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted (loss) earnings per share, as the exercise prices of these options were greater than the average market price of the common stock during these periods.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Computations of basic and diluted (loss) earnings per share are presented in the following table:

	Year Ended December 31,
In thousands, except per share data	2007	2006	2005
(Loss) income from continuing operations	$(255,163)	$51,802	$95,503
Loss from discontinued operations	(10,864)	(3,263)	—

Net (loss) income	$(266,027)	$48,539	$95,503
Weighted average shares outstanding—basic	34,347	34,093	33,867
Plus incremental shares from assumed conversions:
Options and restricted stock awards	—	277	298
Employee stock purchase plan rights	—	16	28

Weighted average shares outstanding—diluted	34,347	34,386	34,193

Basic earnings (loss) per share
(Loss) earnings from continuing operations	$(7.43)	$1.52	$2.82
Loss from discontinued operations	(0.32)	(0.10)	—

(Loss) earnings per share	$(7.75)	$1.42	$2.82
Diluted (loss) earnings per share
(Loss) earnings from continuing operations	$(7.43)	$1.51	$2.79
Loss from discontinued operations	(0.32)	(0.10)	—

(Loss) earnings per share	$(7.75)	$1.41	$2.79

2. NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes. See Note 16 for details regarding our adoption of FIN 48.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for our fiscal year beginning January 1, 2008. This statement also affects other accounting pronouncements that require or permit fair value measurements; those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, we are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

        On September 7, 2006, the EITF reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. The conclusion reached is consistent with that of EITF 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." EITF Issues No. 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 06-4 or 06-10 to have a material impact on our consolidated financial statements.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        To address questions received by the FASB staff regarding FASB Interpretation 39 (the "Interpretation"), Offsetting Amounts Related to Certain Contracts, the FASB issued FSP FIN 39-1 (the "FSP 39-1"). The Interpretation specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet and clarifies when it is appropriate to offset amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The Interpretation also permits offsetting of fair value amounts recognized for derivative contracts executed with the same counterparty under the master netting arrangement. FSP 39-1 amends certain portion of the Interpretation by replacing the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" as defined in SFAS 133. FSP 39-1 also amends the Interpretation by allowing the offsetting of fair value amounts for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We do not expect adoption of FSP 39-1 to have a material impact on our consolidated financial position or results of operation.

        The FASB recently completed the second phase of the multiphase project to reconsider the accounting for business combinations. The first phase resulted in the issuing of SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles. In connection with the second phase the FASB has issued SFAS No. 141(R), Business Combinations, and No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51. These statements will require more assets and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value in each subsequent period; an acquirer in preacquistion periods to expense all acquisition-related costs; and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Additionally, SFAS No. 141(R) will require, subsequent to the acquisition period, changes in the valuation allowances for deferred taxes, and liabilities for unrecognized tax benefits related to an acquisition, to be recognized as a part of income tax expense. Both statements are effective for fiscal years beginning on or after December 15, 2008. The FASB does not permit early adoption. We are currently evaluating the impact, if any, of both statements on our financial position and results of operations.

3. BUSINESS ACQUISITION, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE

        Acquisition.    On October 3, 2006, we completed the acquisition of Royal Group, a building and home improvement products company. We acquired all of the outstanding common stock of Royal Group for a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion consisting of approximately $1.1 billion of cash paid for Royal Group common stock and assumed debt of $374.9 million, which was repaid in connection with the acquisition. The acquisition was financed entirely with new debt, including $500 million in aggregate principal amount of our 9.5 percent senior unsecured notes due 2014 (the "Senior Notes"), $200.0 million in aggregate principal amount of 10.75 percent senior subordinated notes due 2016 (the "Senior Subordinated Notes" and together with the Senior Notes, the "New Notes"), and a new senior secured credit agreement that includes a tranche B term loan of $800.0 million and revolving credit facilities of up to $375.0 million (the "Senior Secured Credit Facility"). See Note 10 for a further description of the debt instruments put in place to finance the acquisition of Royal Group.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. BUSINESS ACQUISITION, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE (Continued)

        In connection with Royal Group acquisition, we transferred the ownership of the U.S. operations of Royal Group, Royal Plastics Group (U.S.A.) Limited, from a wholly owned Canadian subsidiary to a wholly owned U.S. subsidiary. A Canadian denominated note was forgiven in this transaction, which resulted in a tax-deductible foreign exchange loss. We have recorded the tax benefit of $1.3 million to additional paid in capital in the accompanying consolidated balance sheet.

        The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages our vinyl resins and vinyl compounds formulation expertise, which we have refined over the last 20 years, with Royal Group's experience and innovative product development. We believe the acquisition will allow us to strengthen our competitive position through further penetration of Royal Group's markets thereby increasing long-term shareholder value.

        The Royal Group acquisition was accounted for by the purchase method and, accordingly, the results of operations and cash flows since the October 3, 2006 acquisition date have been included in our consolidated results of operations and cash flows. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. Assets held for sale were valued at estimated fair value less costs to sell. We preliminarily recognized trade name intangible assets of $16.0 million, customer relationship intangible assets of $46.0 million and technology intangible assets of $31.0 million as of October 3, 2006. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $315.7 million was recorded as goodwill.

        The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash acquired of $27.7 million.

(In thousands)	As of October 3, 2006
Current assets, net of cash acquired	$475,339
Property, plant and equipment	609,793
Investments and other assets	27,705
Goodwill	315,717
Identifiable intangible assets—finite lived	84,000
Identifiable intangible assets—indefinite lived	16,000
Deferred taxes	22,933
Net assets held for sale	217,613

Total assets acquired	$1,769,100
Current liabilities	318,774
Debt assumed*	374,930

Total liabilities assumed	693,704

Net assets acquired	$1,075,396

    *
    This debt assumed was retired subsequent to the acquisition of Royal Group.

        Proforma information.    The following unaudited proforma information reflects our consolidated results of operations as if the Royal Group acquisition had taken place on January 1, 2006 and 2005. The proforma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. BUSINESS ACQUISITION, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE (Continued)

on the debt we incurred to finance the acquisition. The proforma information is not necessarily indicative of the results of operations that we would have reported had the transaction actually occurred at the beginning of fiscal 2006 and 2005, nor is it necessarily indicative of future results.

(In thousands, except per share data)	2006	2005
Net sales	$3,376,320	$3,627,265
Net loss	$(47,296)	$(52,417)
Basic and diluted loss per share	$(1.46)	$(1.55)

        Discontinued Operations—Outdoor Building Products Segment.    As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building products segment. The results of all discontinued operations in our outdoor building products segment for the years ended December 31, 2007 and 2006 were as follows:

(In thousands)	December 31, 2007	December 31, 2006
Net sales	$19,039	$24,051
Operating (loss) from discontinued operations	(12,388)	(5,084)
Benefit from income taxes	1,524	1,821

Total loss from discontinued operations	$(10,864)	$(3,263)

        The assets of the discontinued operations in our outdoor building products segment as of December 31, 2007 and 2006, consists of nil and $11.1 million of inventory, respectively, and $2.9 and $5.2 million of property, plant and equipment, respectively.

        Assets Held-For-Sale.    As part of our strategic plan, we also continue to sell certain non-core assets and businesses. At December 31, 2007, $29.0 million of assets held for sale included Canadian real estate, as well as certain other U.S. real estate. At December 31, 2006, as part of this plan, we had determined that we would sell Royal Group's transportation and logistics business as well as certain real estate, including land and buildings in Ontario and Quebec Canada. Accordingly, we identified and classified net assets of these businesses and excess real estate as held for sale at December 31, 2006. The assets of these operations held-for-sale as of December 31, 2006 included $64.7 million of property, plant and equipment. The majority of these assets were sold during 2007.

4. RESTRUCTURING ACTIVITIES

        In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain duplicative activities, focus our resources on operations with future growth opportunities and reduce our cost structure. In connection with the restructuring plan, we incurred costs related to

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

termination benefits for employee positions that were eliminated. We expect to pay these termination benefits by March 2008. A summary of our restructuring activities by reportable segment follows:

(In thousand)	Balance at December 31, 2006	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2007
Chlorovinyls
Involuntary termination benefits	$1,468	—	(1,124)	(344)	$—
Window and door profiles and mouldings products
Involuntary termination benefits	3,293	—	(4,207)	1,443	529
Outdoor building products
Involuntary termination benefits	10,729	—	(7,287)	(3,442)	—
Other, including unallocated corporate
Involuntary termination benefits	5,897	—	(6,347)	871	421

Total	$21,387	—	(18,965)	(1,472)	$950

(In thousand)	Balance at December 31, 2005	Royal Acquisition	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2006
Chlorovinyls
Involuntary termination benefits	$—	$1,878	$(339)	$(71)	$1,468
Window and door profiles and mouldings products
Involuntary termination benefits	—	5,844	(2,329)	(222)	3,293
Outdoor building products
Involuntary termination benefits	—	15,016	(3,728)	(559)	10,729
Other, including unallocated corporate
Involuntary termination benefits	—	12,514	(6,142)	(475)	5,897

Total	$—	$35,252	$(12,538)	$(1,327)	$21,387

        Pursuant to EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation.

5. ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a certain defined pool of our U. S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization was amended and restated on September 18, 2006, to extend the agreement three years. In August and September 2007, we executed a

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. ACCOUNTS RECEIVABLE SECURITIZATION (Continued)

series of amendments to our Securitization that increased to amount of accounts receivable that qualified for the defined pool that we were able to sell through the program.

        In conjunction with the sale of receivables, we recorded losses of $8.2 million, $8.4 million, and $5.7 million for fiscal years 2007, 2006 and 2005, respectively, which are included as selling, general and administrative expenses in the accompanying consolidated statements of income. The losses were determined by applying a discount factor, as prescribed under the relevant Securitization, to the monthly balance in the ownership interests sold.

        At December 31, 2007, 2006 and 2005, the uncollected balance of accounts receivable in the defined pool was approximately $244.2 million, $219.4 million and $277.3 million, respectively. We continue to service these receivables and maintain a subordinated interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The balance of receivables sold at December 31, 2007, 2006 and 2005, was $147.0 million, $128.0 million and $141.0 million, respectively. Our Securitization has been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and therefore, the receivables sold are not included in the debt and related accounts receivable accounts on our consolidated balance sheets. We continue to provide an allowance for doubtful accounts related to these receivables based on our historical experience and aging of the accounts receivable. At December 31, 2007, 2006 and 2005, we had a subordinated interest of approximately $97.2 million, $91.4 million and $136.3 million, respectively, in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. From December 31, 2006, to December 31, 2007, we increased the balance of receivables sold from $128.0 million to $147.0 million, which resulted in a net increase of cash flow of $19.0 million. From December 31, 2005, to December 31, 2006, we reduced the balance of receivables sold from $141.0 million to $128.0 million, which resulted in a net decrease of cash flow of $13.0 million.

6. INVENTORIES

        The major classes of inventories were as follows:

	December 31,
(In thousands)	2007	2006
Raw materials, work-in-progress, and supplies	$153,256	$139,301
Finished goods	213,289	200,104

Inventories	$366,545	$339,405

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

	December 31,
(In thousands)	2007	2006
Machinery and equipment	$1,437,902	$1,278,589
Land and land improvements	99,364	143,376
Buildings	231,290	209,023
Construction-in-progress	27,875	89,438

Property, plant and equipment, at cost	1,796,431	1,720,426
Accumulated depreciation	829,243	697,422

Property, plant and equipment, net	$967,188	$1,023,004

8. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

	December 31,
(In thousands)	2007	2006
Advances for long-term purchase contracts	$99,789	$107,220
Investment in joint ventures	20,308	29,236
Debt issuance costs, net	36,316	38,240
Prepaid pension costs	28,867	16,136
Long-term receivables	6,263	7,931
Other	4,719	6,050

Total other assets, net	$196,262	$204,813

        In connection with financing the acquisition of Royal Group on October 3, 2006, we incurred $38.0 million of debt issuance costs. Debt issuance costs amortized as interest expense during 2007, 2006 and 2005 were $5.8 million, $2.2 million, and $1.4 million, respectively.

        As discussed in Note 15, as a result of the decision to change the Salaried Employees Retirement Plan ("SERP") to a cash balance plan, we remeasured the assets and liabilities of the SERP as of September 30, 2007. The remeasurement resulted in an increase to prepaid pension cost of approximately $14.0 million.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

        Impairment Charges.    Our impairment tests performed on October 1, 2006 and 2005 did not indicate goodwill impairment for fiscal year 2006 and 2005. We performed our annual impairment testing for goodwill and other intangible assets in accordance with SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets." We evaluate goodwill and other intangible assets for impairment using the two-step process prescribed by SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses in estimating fair value. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. From October 1, 2007 (our annual testing date) to December 31, 2007, our stock price and resulting market capitalization has significantly declined. We do not believe this decline in market capitalization is permanent and we have evaluated the factors contributing to such decline and have considered such in our impairment testing and resulting impairment charge. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired may become impaired in the future. Based on the results of our evaluation, we recorded a non-cash impairment charge to write down goodwill, other intangible assets and other long-lived assets by $155.7 million primarily as a result of the deteriorating U.S. housing construction markets.

        Goodwill.    On October 3, 2006, we completed the acquisition of Royal Group, a leading North American manufacturer and marketer of vinyl-based building and home improvement products. We have included the results of Royal Group's operations in our consolidated financial statements since that date. During 2007, we completed the allocation of the fair values of assets acquired and liabilities assumed, including, but not limited to, certain legal and tax contingencies, and the valuation of property, plant and equipment, spare parts, finite and indefinite lived intangible assets, and assets held for sale and discontinued operations associated with our October 3, 2006 acquisition of Royal Group, which were subject to change up to twelve months from the closing date of the acquisition. The following table provides the detail of the changes made to goodwill by reportable segment during the year ended December 31, 2007 and 2006.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Goodwill at December 31, 2005	$77,720	$—	$—	$77,720
Preliminary purchase allocation of Royal Group	149,300	141,985	20,800	312,085
Foreign currency translation adjustment	(5,663)	(6,229)	(789)	(12,681)

Goodwill at December 31, 2006	221,357	135,756	20,011	377,124
Adjustments to preliminary purchase allocation of Royal Group	$860	$4,155	$(1,383)	$3,632
Impairment charges	(55,487)	(50,430)	(19,820)	(125,737)
Foreign currency translation adjustment	23,990	(61)	3,334	27,263

Goodwill at December 31, 2007	$190,720	$89,420	$2,142	$282,282

        Indefinite lived intangible assets.    At December 31, 2007 and 2006, we held trade names related to the acquisition of Royal Group. The following table provides the detail of the changes made to indefinite-lived intangible assets by reporting segment during years ended December 31, 2007 and 2006.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Indefinite-lived intangible assets-trade names

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Balance at December 31, 2006	$962	$12,507	$1,924	$15,393
Impairment charges	—	(4,247)	(1,702)	(5,949)
Foreign currency translation adjustment	173	1,386	237	1,796

Balance at December 31, 2007	$1,135	$9,646	$459	$11,240

Indefinite-lived intangible assets-trade names

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Balance at December 31, 2005	$—	$—	$—	$—
Preliminary purchase allocation of Royal Group	1,000	13,000	2,000	16,000
Foreign currency translation adjustment	(38)	(493)	(76)	(607)

Balance at December 31, 2006	$962	$12,507	$1,924	$15,393

        Finite-lived intangible assets.    At December 31, 2007 and 2006, we also have customers relationship and technology intangibles related to the acquisition of Royal Group. The following table provides the detail of the changes made to indefinite-lived intangible assets by reportable segment during years ended December 31, 2007 and 2006.

Finite-lived intangible assets

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Gross carrying amounts at December 31, 2006:
Customer relationships	$1,000	$34,000	$11,000	$46,000
Technology	—	31,000	—	31,000

Total	1,000	65,000	11,000	77,000
Adjustments to preliminary purchase allocation of Royal Group:
Customer relationships	—	7,000	—	7,000
Technology	—	—	—	—

Total	—	7,000	—	7,000
Impairment charges for the year-ended December 31, 2007:
Customer relationships	—	(6,477)	(11,000)	(17,477)
Technology	—	—	—	—

Total	—	(6,477)	(11,000)	(17,477)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Gross carrying amounts at December 31, 2007:
Customer relationships	1,000	34,523	—	35,523
Technology	—	31,000	—	31,000

Total	1,000	65,523	—	66,523
Accumulated amortization at December 31, 2007:
Customer relationships	(74)	(2,844)	—	(2,918)
Technology	—	(3,229)	—	(3,229)

Total	(74)	(6,073)	—	(6,147)
Foreign currency translation adjustment and other at December 31, 2007:
Customer relationships	125	4,048	—	4,173
Technology	—	—	—	—

Total	125	4,048	—	4,173
Net carrying amounts at December 31, 2007:
Customer relationships	1,051	35,727	—	36,778
Technology	—	27,771	—	27,771

Total	$1,051	$63,498	$—	$64,549

Finite-lived intangible assets

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Gross carrying amounts at December 31, 2006:
Customer relationships	$1,000	$34,000	$11,000	$46,000
Technology	—	31,000	—	31,000

Total	1,000	65,000	11,000	77,000
Accumulated amortization at December 31, 2006:
Customer relationships	(14)	(472)	(153)	(639)
Technology	—	(517)	—	(517)

Total	(14)	(989)	(153)	(1,156)
Foreign currency translation adjustment at December 31, 2006:
Customer relationships	(37)	(2,428)	(411)	(2,876)
Technology	—	—	—	—

Total	(37)	(2,428)	(411)	(2,876)
Net carrying amounts at December 31, 2006:
Customer relationships	949	31,100	10,436	42,485
Technology	—	30,483	—	30,483

Total	$949	$61,583	$10,436	$72,968

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The average estimated useful life for the customer relationships and technology are 18 years and 12 years, respectively. Amortization expense for the finite-lived intangible assets was $5.6 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. There were no other intangible assets at December 31, 2005. Total finite-lived intangible asset estimated amortization expense for the next five fiscal years is approximately $4.8 million per year.

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

	December 31,
In thousands	2007	2006
Senior secured credit facility:
Revolving credit facility expires 2011	$19,950	$25,900
Term loan B due 2013	424,300	648,375
7.125% senior notes due 2013	100,000	100,000
9.5% senior notes due 2014, net of unamortized discount of $3,100 in 2007 and $3,409 in 2006	496,900	496,591
10.75% senior subordinated notes due 2016, net of unamortized discount of $2,793 in 2007 and $2,972 in 2006	197,207	197,028
Lease financing obligation	112,649	—
Other	31,002	30,240

Total debt	$1,382,008	$1,498,134
Less current portion	24,209	32,495

Long-term debt	$1,357,799	$1,465,639

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

        The Royal Group acquisition was financed with significant indebtedness, including $500.0 million in aggregate principal amount of Senior Notes, $200.0 million in aggregate principal amount of Senior Subordinated Notes, and the Senior Secured Credit Facility that includes a tranche B term loan of $800.0 million and revolving credit facilities of up to $375.0 million. The balance of the tranche B term loan at December 31, 2007 and 2006 was $424.3 million and $648.4 million, respectively.

        On October 3, 2006, we entered into the Senior Secured Credit Facility provided by a syndicate of banks and other financial institutions. The Senior Secured Credit Facility replaced our previously existing senior credit facility, for which we wrote-off $3.0 million in deferred loan costs during 2006. The Senior Secured Credit Facility provided for a term loan of $800.0 million, all of which was borrowed on October 3, 2006. The Senior Secured Credit Facility also provides for $375.0 million of revolving credit facilities. The commitments under the revolving credit facilities expire on October 3, 2011. The term loan facility will mature on October 3, 2013. The term loan will amortize at a rate of 1.00 percent of the original principal

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

amount thereafter per annum on a quarterly basis for the first six years of the term of the loan, with the balance paid in full from equal quarterly installments in the seventh year.

        At December 31, 2007 under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million, and net of applicable outstanding letters of credit of $111.2 million and current borrowings of $20.0 million, remaining availability of $243.8 million. At December 31, 2007 and 2006, we had total outstanding letter of credits of $128.9 million and $99.9 million, respectively.

        The interest rate for the Senior Secured Credit Facility is the adjusted U.S. London Interbank Offered Rate or LIBOR, plus 2.5 percent per annum or the administrative agent bank's annual base rate ("ABR") plus 1.5 percent per annum, and following delivery of financial information for the quarter ended December 31, 2007, the applicable margin for the loans under the revolving credit facilities will be set at a per annum rate determined by reference to a pricing grid based on our total leverage ratio. At our discretion, the Senior Secured Credit Facility provides for us to borrow using the U.S. Prime Rate. The facility commitment fee at December 31, 2007 and 2006 was 0.50 percent of the unused amount, respectively. For 2007 and 2006, the average interest rates for the revolving credit facility were 7.94 and 6.38 percent, respectively. The interest rate for the revolving credit facility as of December 31, 2007 and 2006 was 8.75 and 9.25 percent, respectively. The interest rate on the term loan as of December 31, 2007 and 2006 was 7.75 and 7.35 percent, respectively.

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

        Under our Senior Secured Credit Facility and the indentures related to the 7.125, 9.5, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, incur debt, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our Senior Secured Credit Facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed the third amendment to our Senior Secured Credit Facility. This amendment revised the leverage and interest coverage financial covenants throughout the term of the agreement, set new limits on capital expenditures, provided additional time for certifying compliance for each of the first three quarters of 2007, and provided for an add-back to the definition of Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") for certain non-recurring charges and expenses incurred in the fourth quarter of 2006 and the first quarter of 2007. As of December 31, 2007, we were in compliance with all necessary financial covenants under our Senior Secured Credit Facility. Management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned third amendment, cash flow from operations, together with our cash and cash equivalents of $9.2 million and the availability to borrow an additional $243.8 million under the revolving credit facility at December 31, 2007, we will have adequate funds for the foreseeable future to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements. We believe that we

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

will be able to meet our restrictive covenants and financial ratios through 2008. However, if our assumptions regarding our operations, future level of debt repayment, sale of certain real property, and other non-operating transactions prove to be incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios particularly with the tightening of the covenants and ratios in the future. In that event, we would attempt to obtain waivers or covenant relief from our lenders or we would attempt to refinance our debt. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

        Scheduled maturities of long-term debt outstanding at December 31, 2007, are $10.7 million in 2008, $21.1 million in 2009, $4.1 million in 2010, $24.0 million in 2011, $116.3 million in 2012 and $1,103.0 million thereafter. Over the next twelve months, we expect to pay off $24.2 million of borrowings including $20.0 million on our revolving credit facility and $4.2 million of principal on our tranche B term loan that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of December 31, 2007. Cash payments for interest during the years ended December 31, 2007, 2006, and 2005, were $136.5 million, $23.1 million, and $19.1 million, respectively.

        Lease Financing Obligation.    On March 29, 2007, we sold certain land and buildings in Canada for $95.9 million. Concurrent with the sale, we leased the properties back for a period of up to ten years. The leases are renewable at our option for three additional terms of ten years each. In connection with the transaction, a $17 million collateralized letter of credit was issued in favor of the buyer-lessor, with an effective term of eight years. As a result of the collateralized letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the land and buildings and related accounts continue to be recognized in property, plant and equipment. Due to the required accounting for the transaction, the lease payments are currently recorded as interest expense. Lease financing obligation interest expense for the year ended December 31, 2007 was $5.3 million. There was no lease financing obligation interest expense in 2006 or 2005. The net book value of these properties was $109.4 million at December 31, 2007. The increase in the net book value since the date of the transaction is due to the change in the Canadian dollar exchange rates. Additionally, we have recorded the proceeds of $95.9 million received in the transaction as a financing obligation and used such proceeds to repay amounts outstanding under our senior secured credit facility. Due to changes in the Canadian dollar exchange rate during the year ended December 31, 2007, our lease financing obligation increased to $112.6 million as of December 31, 2007.

        The future minimum lease payments under the terms of the related lease agreements at December 31, 2007 are $6.9 million in 2008, $7.2 million in 2009, $7.3 million in 2010, $7.4 million in 2011, $7.6 million in 2012, and $34.1 million thereafter.

        Also on March 29, 2007, in connection with the transaction discussed above, we sold two additional Canadian properties for approximately $30.4 million. We did not lease back these properties. The proceeds of $30.4 million were used to repay amounts outstanding under our Senior Secured Credit Facility.

11. COMMITMENTS AND CONTINGENCIES

        Leases.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. Future minimum payments under these non-cancelable operating leases as of December 31, 2007, are $31.3 million in 2008, $26.4 million in 2009, $19.3 million in 2010, $12.5 million in 2011, $10.2 million in 2012 and $28.2 million thereafter. Total lease expense was approximately $32.6 million, $26.2 million and $23.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Lease expense is recognized on a straight-line basis.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Letters of Credit.    As of December 31, 2007 and 2006, we had outstanding letters of credit totaling approximately $128.9 million and $99.9 million, respectively, of which $111.2 million and $99.9 million reduced the availability under our revolving credit facility as of December 31, 2007 and 2006, respectively. These letters of credit, which typically have terms from one month to one year, primarily provide additional security for the payment of a loan, payments to suppliers, and financial assurance to states for environmental closure, post-closure costs, and potential third party liability awards.

        Purchase Commitments.    We have long-term raw material purchase agreements with variable and fixed payments through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, of which we have capitalized $99.8 million and $107.2 million as of December 31, 2007 and 2006, respectively, in the accompanying consolidated balance sheets. We amortize these advances based on the physical delivery from the manufacturer to our plants. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are not in excess of market prices and are designed to assure a source of supply and are not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the raw materials under these purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for them under the normal purchase provisions of SFAS No. 133 and its amendments. The aggregate amounts of the fixed and determinable portion of the required payments under the agreements are $5.4 million for 2008. The aggregate amount of payments made under the agreements for purchases in 2007, 2006 and 2005 were $207.9 million, $190.0 million and $235.5 million, respectively.

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

        Legal Proceedings.    In October 2004, the United States Environmental Protection Agency ("USEPA") notified us that we have been identified as a potentially responsible party for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand potentially responsible parties, ("PRPs"), have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other potentially responsible parties that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we would be required to pay approximately $64,000 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement must still be signed by USEPA officials, and then filed with, and approved by, a federal district court. In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several "areas of concern," and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA has proposed that the parties enter into

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been filed with a federal district court in Atlanta, Georgia, and is pending final approval. We anticipate that the approval will be obtained. Under the consent decree, we would be required to, among other things, pay a $610,000 fine and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        Royal Group is currently under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the United States Security and Exchange Commission ("SEC") of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

        Royal Group and certain of its former officers and former board members are named defendants in two shareholder class action lawsuits pending in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice concerning, among other things, alleged inadequate disclosure to shareholders during the cumulative period of February 26, 1998 and October 18, 2004 of related party transactions. In March 2007, Royal Group entered into a stipulation and agreement of settlement with the respective plaintiffs in each case, after a mediation process among Royal Group and the plaintiffs, for the full settlement of all claims raised in those actions against Royal Group and all of the defendants on behalf of class members in return for the payment of Canadian dollar $9.0 million towards a global settlement fund by Royal Group and its insurer. Following execution of the stipulation and agreement of settlement, Royal Group paid the Canadian dollar $9.0 million settlement amount in cash

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

into escrow. The settlement is conditional upon, among other things, approval by both the Ontario Superior Court of Justice and United States District Court for the Southern District of New York and the corresponding orders approving the settlement becoming final. By order dated December 17, 2007, the Ontario Superior Court of Justice approved the settlement and subject to all conditions to the stipulations and settlement agreement being satisfied including final approval of the settlement by the United States District Court for the Southern District of New York, dismissed the Ontario action. The United States District Court for the Southern District of New York has scheduled a hearing on March 6, 2008 to consider whether to approve the settlement. There can be no assurance that all conditions to the stipulation and agreement of settlement will be satisfied, including the orders approving the settlement becoming final and not being successfully appealed. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

        On April 4, 2007, Royal Window Coverings (USA) L.P. entered into a settlement agreement with a putative class of direct purchasers of window covering products. The settlement amount of $2.4 million was paid into escrow and the settlement encompasses all sales of window covering products made by Royal Window Coverings and any of its affiliates to the direct purchaser class. The plaintiff class filed two class actions in federal court for the Eastern District of Pennsylvania for the purpose of effectuating the settlement. These cases were subsequently consolidated. The final approval hearing of the settlement was held on November 19, 2007. On November 29, 2007, the Court entered an order granting final approval of the settlement. In July 2007, Royal Group was advised that it is no longer the subject of a criminal investigation which was being conducted by the Antitrust Division of the US Department of Justice, and which focused on alleged price fixing in the window coverings industry.

        There can be no assurance that the damages, liabilities, and costs we incur in respect of each of the foregoing investigations, lawsuits or claims related to Royal Group will not exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows may be adversely affected in a material respect.

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

        In the first quarter of 2007, we voluntarily disclosed possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act to the USEPA. Subsequently, we discovered possible non-compliance involving our Plaquemine, Louisiana and Pasadena, Texas facilities, which were then disclosed. We expect that all of these disclosures will be resolved in one settlement agreement with USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 PRPs associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore have recorded a $2.2 million accrual in non-current liabilities at December 31, 2007.

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

12. RELATED PARTY TRANSACTIONS

        Joint Ventures.    Our joint ventures are accounted for using the equity method. We own a 50 percent interest in PHH Monomers, LLC ("PHH"), a manufacturing joint venture with PPG Industries, Inc., ("PPG"), to produce VCM included in our chlorovinyl segment. We receive 50 percent of the VCM production of PHH and consume the majority of the production to produce vinyl resins. Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We purchase our share of the raw materials and pay 50 percent of the processing costs for the right to 50 percent of the VCM production of PHH. PHH has capacity to produce 1.15 billion pounds. The chlorine needs of the PHH facility are supplied via pipeline, under a long-term market price based contract with PPG. PHH is an integral part of our manufacturing operations.

        At December 31, 2007 and 2006, our investment in joint ventures included in our chlorovinyl segment was $14.3 million and $17.1 million, respectively, which primarily represents 50 percent of the property, plant and equipment of the PHH production facility, and is included in other long-term assets.

        In connection with our acquisition of Royal Group in 2006 we acquired investments in building product joint ventures. We own a 50 percent interest in several manufacturing joint ventures in the window and door profiles and outdoor building products segments. We sell raw materials to these joint ventures at market prices. Sales of materials to these joint ventures for fiscal year 2007 were $23.4 million. Sales of materials to these joint ventures from October 3, 2006, date of Royal Group acquisition, to December 31, 2006 were approximately $6.5 million. As of December 31, 2007 and 2006 our investment in these manufacturing joint ventures was $6.0 million and $12.1 million, respectively.

        At December 31, 2007 and 2006, we had $7.2 million and $6.7 million, respectively, of liabilities due to these related parties included in accounts payable. At December 31, 2007 and 2006, we had $8.4 million and $2.2 million, respectively, of receivables due from these related parties included in accounts receivable. Our equity in earnings from our joint ventures was $4.6 million for the year ended December 31, 2007. Our equity in earnings (losses) from these joint ventures was not material for the year ended December 31, 2006.

13. STOCKHOLDERS' EQUITY

        Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from us 1/100th of a share of Junior Participating Preferred Stock for $90.00, subject to adjustment in certain circumstances. The rights expire on April 27, 2010, and may be redeemed by us for $0.01 per right until the earlier to occur of (1) the tenth calendar day following announcement by us that a person or group (other than us or certain related persons) beneficially owns 15 percent or more of our outstanding shares of common stock (an "Acquiring Person") or (2) the tenth business day following the commencement of a tender or exchange offer that would result in a person or

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. STOCKHOLDERS' EQUITY (Continued)

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

14. STOCK-BASED COMPENSATION

        Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 7,000,000 shares of our common stock to employees and non-employee directors. As of December 31, 2007, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and stock options, which are described below.

        Stock Options.    Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. A summary of stock option activity under all plans during 2007, is as follows:

	Year ended December 31, 2007
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2007	1,946,823		$30.14
Granted	579,483		20.31
Exercised	—		—
Forfeited	(57,779)		28.14
Expired	(4,500)		38.41
Outstanding on December 31, 2007	2,464,027	5.8 years	$27.86	$—
Vested or expected to vest at December 31, 2007	2,450,792	5.8 years	$27.87	—
Exercisable on December 31, 2007	1,620,931	4.3 years	$28.87	$—
Shares available on December 31, 2007 for options that may be granted	2,594,284

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION (Continued)

        The weighted-average grant date fair value of options granted during 2007, 2006, and 2005 was $6.98, $10.21, and $19.35, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $0.1 million, and $3.1 million, respectively. No options were exercised in 2007. The intrinsic value is calculated as the difference between the market value on exercise date and the exercise price of the shares. The following table summarizes information about stock options at December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$14.32 to $20.43	967,952	$19.27	6.89 years	421,913	$17.93
$23.35 to $28.91	797,208	27.04	6.38 years	588,878	26.38
$29.31 to $35.25	408,500	31.68	1.22 years	408,500	31.68
$53.38 to $53.38	290,367	53.38	6.91 years	201,640	53.38

Total $14.32 to $53.38	2,464,027	$27.86	5.79 years	1,620,931	$28.87

        Stock-based Compensation related to Stock Option Plan and ESPP Plan.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average assumptions used in the Black-Scholes model are as follows:

	Year Ended December 31,		Year Ended December 31,
	Stock option grants		ESPP
	2007	2006	2006
Assumptions
Risk-free interest rate	4.66%	4.82%	4.85%
Expected life	5.8 years	4.5 years	1.0 year
Expected volatility	40%	39%	44%
Expected dividend yield	1.66%	1.11%	1.05%

The
ESPP was discontinued in 2007.

        Compensation expense, net of tax, for 2007 from stock options was approximately $3.3 million. Compensation expense, net of tax, for our stock options and ESPP shares for 2006 totaled $4.4 million. No compensation expense was recognized for our stock option plans or our ESPP for 2005.

        Restricted and Deferred Stock.    During 2007, 2006, and 2005, we granted 202,698, 136,902, and 116,375 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION (Continued)

and the deferred stock units vest over a one-year period. During 2007, 2006, and 2005, 36,463, 35,457, and 33,550 shares of restricted stock, respectively, were surrendered in satisfaction of required minimum tax withholding obligations. A summary of restricted and deferred stock units and related changes therein is as follows:

	Year ended December 31, 2007
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2007	254,910		$35.80
Granted	202,698		19.09
Vested	(113,767)		35.81
Forfeited	(19,619)		26.30

Outstanding on December 31, 2007	324,222	1.6 years	25.92	2,146

Vested or expected to vest at December 31, 2007	321,427	1.6 years	25.92	2,128

        The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during 2007, 2006, and 2005 was $19.09, $28.70, and $52.81, respectively, which is based on the stock price as of the date of grant. The total intrinsic value of restricted and deferred stock units and restricted stock that vested during the years ended December 31, 2007, 2006, and 2005 was $2.1 million, $3.1 million, and $5.2 million, respectively.

        Compensation expense, net of tax, for 2007, 2006, and 2005, from restricted stock units, restricted stock and deferred stock units was $3.4 million, $3.6 million, and $2.6 million, respectively.

        Nonvested shares.    A summary of the status of the nonvested share activity under all plans is as follows:

	Year ended December 31, 2007
	Shares	Weighted Average Grant Date Fair Value
Nonvested on January 1, 2007	882,674	19.41
Granted	782,181	10.12
Vested	(434,641)	19.57
Forfeited and expired	(81,898)	28.26

Nonvested on December 31, 2007	1,148,316	13.39

        As of December 31, 2007, we had approximately $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of less than two years. The total fair value of shares vested during 2007, 2006, and 2005, was $8.5 million, $8.1 million and $5.5 million, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS

        We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately $9.5 million, $8.5 million, and $7.8 million the years ended December 31, 2007, 2006, and 2005, respectively. These plans are discussed below.

        Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts. We had 401k expense of approximately $4.6 million, $5.8 million, and $4.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. In addition, about one third of our employees are covered by defined benefit plans for which the benefits are based on years of service and the employee's compensation or for which the benefit is a specific monthly amount for each year of service. We use a measurement date of December 31 for our pension and other postretirement plans. We sponsor a postretirement health care plan, which covers employees at our manufacturing facility in Sarnia, Ontario.

        In September 2007, upon approval by the Compensation Committee of the Board of Directors, we announced to our employees that we are amending the SERP to freeze benefit accruals through December 31, 2007 and that effective January 1, 2008, the SERP will be converted to a "Cash Balance" plan with future benefit accruals to be determined under a cash balance formula. Royal Mouldings Retirement Plan participants entered the SERP on December 31, 2007 (the "Plan Merger Date"). Each SERP vested participant will be allocated their total pension benefit accrued through the Plan Merger Date. Benefits for the Royal Mouldings Retirement Plan were frozen at December 31, 2004, thus participants will be allocated their total pension benefit through that date.

        As a result of the amendment, we remeasured the SERP assets and liabilities as of September 30, 2007. The remeasurement was based on a 6.25 percent discount rate. The remeasurement resulted in an increase to our prepaid pension costs of approximately $14.0 million and an increase to accumulated other comprehensive income of $8.7 million net of deferred tax liability of $5.3 million.

        Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	Pension Benefits
In thousands	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning of year	$117,216	$93,764
Service cost	4,276	3,798
Interest cost	7,202	5,689
Actuarial (gain)/loss	(1,475)	(6,235)
Exchange rate gain/(loss)	1,306	(266)
Gross benefits paid	(3,360)	(2,480)
Plan amendments	(7,515)	1,022
Acquisitions	—	21,925
Special termination benefits	14	—
Curtailments	(95)	—

Benefit obligation, end of year	$117,569	$117,217

Accumulated benefit obligation, end of year	$114,726	$106,612

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2007 and 2006, respectively, and based on employee service and compensation prior to the applicable date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

        Plan Assets.    The reconciliation of the beginning and ending balances of the fair value of the plans' assets were as follows:

	Pension Benefits
In thousands	2007	2006
Change in Plan Assets
Fair value of plan assets, beginning of year	$129,974	$94,448
Actual return on plan assets	12,061	13,276
Exchange rate loss	1,092	(221)
Employer contribution	1,089	730
Gross benefits paid	(3,360)	(2,480)
Acquisitions	—	24,222

Fair value of plan assets, end of year	$140,856	$129,975

        Funded Status.    The funded status of the plans, reconciled to the amounts reported on the balance sheets follows:

	Pension Benefits December 31,
In thousands	2007	2006
Funded status, end of year:
Fair value of plan assets	$140,856	$129,975
Benefit obligations	117,569	117,217

Funded status	23,287	12,758

Amount recognized, end of year	$23,287	$12,758

Amounts recognized in the balance sheets consist of:
Noncurrent asset	$28,867	$18,233
Current liability	(419)	(419)
Noncurrent liability	(5,161)	(5,056)

	$23,287	$12,758

Gross amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss	$(1,817)	$1,552
Prior service cost	(4,941)	2,753
Transition obligation	—	81

	$(6,758)	$4,386

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Net Periodic Cost.    The amount of net periodic benefit cost recognized includes the following components:

	Pension Benefit Year Ended December 31,
In thousands	2007	2006	2005
Components of periodic benefit cost:
Service cost	$4,276	$3,798	$3,396
Interest cost	7,202	5,689	5,292
Expected return on assets	(10,471)	(8,187)	(7,133)
Amortization of:
Transition obligation	81	214	214
Prior service cost	179	382	305
Actuarial (gain)/loss	(16)	66	333
Special termination benefits	14
Curtailment gain	(95)	—	—
Settlement gain	—	(18)	—

Total net periodic benefit cost	$1,170	$1,944	$2,407

        Additional Information.    At December 31, 2007 and 2006 the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Accumulated Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,		Projected Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,
In thousands	2007	2006	2007	2006
End of year:
Projected benefit obligation	$4,382	$4,453	$13,058	$11,317
Accumulated benefit obligation	4,382	4,453	4,382	4,453
Fair value of plan assets	—	—	7,478	5,842

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Assumptions.    Our major assumptions used to determine benefit obligations for our pension plans are presented as weighted-averages:

	Pension Benefits
In thousands	2007	2006
Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	6.18%	5.94%
Rate of compensation increase	3.79%	4.17%

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Year Ended December 31,
	2007	2006	2005
Discount rate	5.99%	5.75%	6.00%
Expected return on plan assets	7.94%	8.23%	8.50%
Rate of compensation increase	4.15%	4.24%	4.31%

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

        The asset allocations for our pension plans at the end of 2007 and 2006 and the target allocation for 2008, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2008	2007	2006
Equity Securities	50-80%	65.6%	76.6%
Debt Securities	15-30%	16.9%	20.5%
Real Estate	0-10%	1.7%	1.4%
Other	0-10%	15.8%	1.5%

	100%	100.0%	100.0%

        Equity securities do not include any of our common stock at the end of 2007 and 2006.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Due to the transfer of the plan assets to our new trustee many of the plan assets were liquidated during the fourth quarter of 2007. Therefore, our cash balance (see the "Other" caption above) was much higher when compared with previous periods. We plan to reallocate assets to be more in line with the 2008 Target Allocation noted above.

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

        Employer contributions include direct benefits paid under all pension plans of $0.4 million, $0.5 million, and $0.6 million from employer assets in 2007, 2006, and 2005, respectively. We also have another post-retirement benefit program for certain Canadian employees in which we had a benefit obligation of $3.3 million and $2.7 million as of December 31, 2007 and 2006, respectively. Expense related to our other post-retirement program was not material in 2007 and 2006. In 2005, we did not have other post-retirement benefits.

        Expected Cash Flows.    We expect to make contributions of $1.2 million to our pension plans during 2008. Our expected contribution in the form of direct benefit payments for 2008 is approximately $0.4 million for all pension plans. Expected benefit payments for all pension plans are as follows:

In thousands	Pension Benefits
Expected benefit payments:
2008	$3,786
2009	4,508
2010	5,237
2011	6,021
2012	6,878
2013-2016	48,124

16. INCOME TAXES

        For the years ended December 31, 2007, 2006, and 2005, (loss) income from continuing operations before taxes consists of the following:

	Year Ended December 31,
In thousands	2007	2006	2005
U.S. operations	$(11,115)	$119,276	$142,358
Foreign operations	(200,048)	(35,977)	—

Total	$(211,163)	$83,299	$142,358

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        The provision for (benefit from) income taxes from continuing operations consists of the following:

	Year Ended December 31,
In thousands	2007	2006	2005
Current income taxes:
Federal	$1,193	$34,477	$52,829
State	235	4,088	9,093
Foreign	3,851	2,211	—

Total current	5,279	40,776	61,922

Deferred income taxes:
Federal	(361)	3,053	(9,560)
State	678	(662)	(5,507)
Foreign	38,404	(11,670)	—

Total deferred	38,721	(9,279)	(15,067)

Provision for income taxes	$44,000	$31,497	$46,855

        Income tax expense attributable to U.S. loss of $11.1 million and foreign loss of $200.0 million before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to earnings before income taxes as follows:

	Year Ended December 31,
In thousands
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	—	2.6	2.8
Difference between U.S. and foreign tax rates	(2.6)	1.0	—
Extraterritorial income exclusion	—	(1.1)	(1.0)
Manufacturing deduction	(0.1)	(1.9)	(1.2)
Non-deductible compensation	(0.2)	0.6	0.4
Percentage depletion	0.3	(0.7)	(0.4)
Legislation changes impacting rate	(0.8)	—	(1.5)
Tax loss on disposition of subsidiary	—	(3.1)	—
Income tax contingencies	—	2.8	—
Change in valuation allowance	(24.6)	—	—
FIN 48 interest accruals	(4.3)	—	—
Non-deductible goodwill, other intangibles and other long-lived asset impairment	(21.3)	—	—
Other, net	(2.2)	2.6	(1.2)

Effective income tax rate	(20.8)%	37.8%	32.9%

        Cash payments for income taxes during 2007, 2006, and 2005 were $9.4 million, $65.2 million and $51.8 million, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        Our net deferred tax liability consisted of the following major items:

	December 31,
In Thousands	2007	2006
Deferred tax assets:
Receivables	$3,543	$1,782
Inventories	3,928	228
Vacation	1,706	1,658
Foreign currency translation	—	3,745
Foreign currency loss	—	8,817
Net operating loss carryforwards	63,382	70,344
Employee compensation	8,899	8,486
Accrued liabilities	7,513	14,453
Tax credits	12,926	7,053
Spare parts inventories	1,420	1,739
Environmental	1,568	1,436
Other	5,691	795
Federal benefit of state FIN 48 liability	3,369	—
Valuation allowance	(56,909)	(7,728)

Total deferred tax assets	57,036	112,808
Deferred tax liability:
Property, plant and equipment	(95,366)	(132,217)
Intangible assets	(34,755)	(34,461)
Pension	(5,996)	(3,942)
Foreign currency translation	(8,556)	—
Foreign currency loss	(21,778)	—

Total deferred tax liability	(166,451)	(170,620)

Net deferred tax liability	$(109,415)	$(57,812)

        As of December 31, 2007, we had U.S. federal, state and foreign net operating loss ("NOL") carry forwards. Our foreign NOLs principally relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2007, and the years in which they will expire in varying amounts are as follows (In thousands):

Jurisdiction	NOL amount	Year of expiration
U.S. federal	$89,797	2010-2026
U.S. state	113,117	2012-2027
Canada federal	100,060	2011-2027
Canada provincial	100,706	2010-2027

        The U.S. federal and state NOL carryforwards as of December 31, 2007, principally relate to NOLs acquired in connection with the acquisition of Royal Group on October 3, 2006, and results from 2007 operations. In connection with the Royal acquisition and 2007 operations, we recorded a valuation allowance of $5.2 million on certain U.S. state NOL carry forwards. In addition, in 2007 we recorded a $52.1 million valuation allowance on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax—planning strategies available to us in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets. Based on the level of historical cumulative losses, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007. Our ability to reduce future taxable income through the utilization of the U.S. federal NOLs acquired is subject to the change in ownership restrictions under Internal Revenue Code Section 382. We do not expect our U.S. federal and state NOLs to expire, notwithstanding the change in ownership restrictions.

        Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2007 will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of operations	$52,962
Goodwill and other noncurrent intangible assets	3,900
Additional paid-in capital	47

Total	$56,909

        As of December 31, 2007, we had U.S. federal, state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows (in thousands):

Jurisdiction	Tax credit amount	Year of expiration
U.S. federal tax credits	$3,417	2017
U.S. state tax credits	$4,018	No expiration
Foreign tax credits	$5,491	2008-2027

        The foreign investment tax credit includes approximately $5.2 million of foreign investment tax credits that were recorded as a result of the company's acquisition of Royal Group. The balance of the foreign investment tax credits were earned during the period from the acquisition date through December 31, 2007.

        Under APB Opinion No. 23, Accounting for Income Taxes—Special Areas, we are not permanently reinvested with respect to earnings of our foreign subsidiaries. Accordingly, we record a deferred tax liability with respect to the tax effect of repatriating the earnings of our foreign subsidiaries. As a result of losses with respect to our foreign jurisdictions, we did not record any additional deferred tax liability with respect to the losses of our foreign subsidiaries for the years ended on December 31, 2007 and 2006.

Adoption of FIN 48, Accounting for Uncertainty in Income Taxes.

        Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in a an enterprises financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

        As of December 31, 2007, our liability for unrecognized income tax benefits was approximately $109.2 million. Of this amount, approximately $33.4 million relates to accrued interest and penalties. If recognized, $20.8 million of this amount would affect our effective tax rate. The implementation of FIN 48 resulted in an increase in the liability for unrecognized tax benefits of approximately $1.4 million, a decrease in retained earnings as of January 1, 2007 of approximately $2.2 million and an increase in goodwill of approximately $0.7 million. For the year ended December 31, 2007, we recognized approximately $9.8 million of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits increased during the year ended December 31, 2007, primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits offset by reductions due to the lapsing of the statute of limitations on certain issues. Prior to the adoption of FIN 48 we accounted for reserves for income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. At December 31, 2006, our liability for income tax reserves was $81.4 million. For the years ended December 31, 2006 and 2005, our additional interest expense related to income tax contingencies was not material.

        During 2008, it is reasonably possible that uncertain tax positions in Canada and the U.S. will be recognized as a result of the lapse of the applicable statute of limitations primarily related to Canadian matters. The aggregate amount of these positions is about $6.1 million.

        In addition, we continue to negotiate with the province of Quebec to reach a settlement with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we have recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. This amount increased during the year ended December 31, 2007 primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense in our income tax provision related to this matter. We are nearing settlement of this matter with all affected jurisdictions for less than the originally assessed amounts. Although we are unable to estimate the final settlement amount at this time, it could differ significantly from the amount recorded as of December 31, 2007.

        The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States	2002-2007
Canada	2002-2007
Various States	2000-2007

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        A reconciliation of the liability for unrecognized tax benefits for the year ended December 31, 2007 follows:

In thousands	Unrecognized Tax Benefits
Balance as of January 1, 2007	$87,789
Additions for current year tax positions	—
Additions for prior year tax positions (including interest of $9,830)	11,113
Reductions for prior year tax positions	(153)
Settlements	(1,184)
Reductions related to expirations of statute of limitations	(1,423)
Foreign currency translation	13,021

Balance as of December 31, 2007	$109,163

In addition, we have accrued a reserve for non-income tax contingencies of $8.1 million and $6.9 million at December 31, 2007 and 2006, respectively. The increase in the reserve is related primarily to the changes in the Canadian dollar exchange rates and to the accrued interest related to these matters. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserve is adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

17. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates, foreign currency exchange rates and commodity prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets. We do not enter into derivative financial instruments for trading purposes.

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

        We recognize all derivative instruments as either assets or liabilities in our consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, we must designate the instrument as a fair value

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation, depending on the exposure being hedged.

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may or may not enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contract was a $0.1 million liability at December 31, 2007. At December 31, 2006, we had no raw material or natural gas forward swap contracts outstanding.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate all our interest rate derivatives as cash flow hedges. At December 31, 2007 and 2006, we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations with estimated fair values as liabilities of $4.1 million and $1.1 million, respectively. At December 31, 2007, $1.9 million and $2.2 million are current and non-current liabilities, respectively. At December 31, 2006, the $1.1 million was a non-current liability. These hedges have various expiration dates in 2008 through 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded to accumulated other comprehensive income ("AOCI") until the underlying interest payments are realized. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2007, 2006, and 2005, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

        Foreign Currency Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. At December 31, 2007 and 2006, we had no assets or liabilities related to forward contracts, options and cross-currency swaps to buy, sell, or exchange foreign currencies.

        Acquisition of Royal Group Canadian Dollar Hedge.    In connection with our Royal Group acquisition, we entered into forward contracts for $1.5 billion Canadian dollars to hedge the purchase price of the acquisition, which was in Canadian dollars. For the year ended December 31, 2006, we realized losses of $20.8 million related to these Canadian dollar forward contracts. Settlement of these Canadian dollar forward contracts took place during the three months ended December 31, 2006. At December 31, 2007 and 2006, we had no outstanding Canadian dollar forward contracts.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and interest rate swap contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The carrying amounts of our senior secured credit facility and other financial instruments approximate the fair value due to the floating market interest rates to which the respective agreements are subject. The fair values of our 7.125 percent senior notes, our

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

9.5 percent senior notes, our 10.75 percent senior subordinated notes, our interest rate swap contracts, and our natural gas swap contract are based on quoted market values.

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt, interest rate swaps and natural gas swaps as of December 31, 2007 and 2006:

	December 31,
	2007		2006
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
7.125% senior notes due 2013	$100,000	$73,500	$100,000	$90,000
9.5% senior notes due 2014	496,900	395,000	496,591	490,000
10.75% senior subordinated notes due 2016	197,207	135,000	197,028	191,500
Derivative instruments:
Interest rate swap contracts	(4,144)	(4,144)	(1,148)	(1,148)
Natural gas swap contracts	(144)	(144)	—	—

19. SEGMENT INFORMATION

        In connection with the acquisition of Royal Group, we reassessed how we internally report our financial information. We have identified four reportable segments through which we conduct our activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflect the organization used by our management for purposes of allocating resources, and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. Through the Royal Group acquisition, we acquired vinyl resin, vinyl compound and compound additives manufacturing facilities. These manufacturing operations are very similar to our legacy chlorovinyl manufacturing facilities. Therefore, we have aggregated these manufacturing operations with our chlorovinyls reportable segment. In addition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are marketed primarily under the Royal Group brand names, and are managed within two reportable segments, window and door profiles and mouldings products; and outdoor building products, which includes the following products: siding, pipe and pipe fittings, deck, fence and rail products, and outdoor storage buildings. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, costs of our receivables securitization program and income and expense items reflected as "other income (expense)" on our consolidated statements of income. Transactions between operating segments are valued at market-based prices. The revenues generated by these transfers are provided in the table below.

        Identifiable assets consist of plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables, data processing equipment and prepaid pension costs. The accounting polices of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Segments

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Unallocated and Other		Total
Year Ended December 31, 2007:
Net sales	$1,409,129	$666,923	$507,968	$573,250	$—		$3,157,270
Intersegment revenues	294,808	—	2,953	10,276	(308,037)		—

Sales and other operating revenues	1,703,937	666,923	510,921	583,526	(308,037)		3,157,270
Operating income (loss)	52,122	10,459	(54,477)	(50,864)	(40,926	)(1)	(83,686)
Loss from discontinued operations, net of tax	—	—	—	—	(10,864)		(10,864)
Depreciation and amortization	72,021	6,987	45,941	18,396	6,865		150,210
Capital expenditures	59,449	46	15,922	8,253	—		83,670
Total assets	1,046,417	152,000	572,728	321,381	109,138		2,201,664
Year Ended December 31, 2006:
Net sales	$1,642,782	$559,116	$117,029	$108,916	$—		$2,427,843
Intersegment revenues	60,760	—	1,786	1,914	(64,460)		—

Sales and other operating revenues	1,703,542	559,116	118,815	110,830	(64,460)		2,427,843
Operating income (loss)	238,792	(17,230)	(5,946)	(17,186)	(42,309	)(1)	156,121
Loss from discontinued operations, net of a tax	—	—	—	—	(3,263)		(3,263)
Depreciation and amortization	57,630	7,083	11,222	4,479	4,605		85,019
Capital expenditures	70,315	2,545	13,772	1,631	2,507		90,770
Total assets	1,221,540	96,527	713,231	311,858	115,071		2,458,227
Year Ended December 31, 2005:
Net sales	$1,592,749	$680,970	$—	$—	$—		$2,273,719
Operating income (loss)	202,555	(10,453)	—	—	(29,337)	(1)	162,765
Depreciation and amortization	52,584	6,967	—	—	3,550		63,101
Capital expenditures	28,311	2,635	—	—	1,098		32,044
Total assets	807,873	99,386	—	—	93,694		1,000,953

(1)
Includes shared services, administrative and legal expenses, along with the cost of our receivables securitization program.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Geographic Areas

        Sales are attributable to geographic areas based on customer location and are as follows for the years ended December 31, 2007, 2006, and 2005.

	Year Ended December 31,
In thousands	2007	2006	2005
Net sales:
United States	$2,288,515	$2,081,671	$1,939,832
Non-U.S.	868,755	346,172	333,887

Total	$3,157,270	$2,427,843	$2,273,719

        Export sales were approximately 28 percent, 16 percent and 15 percent of our sales for the years ended December 31, 2007, 2006 and 2005, respectively. Based on destination, the principal international markets we serve are Europe, Canada, and South and Central America. Net sales to Canada were 21 percent and 9 percent of total sales in 2007 and 2006, respectively. No net sales to any one country were greater than five percent of total net sales in 2005.

        Long-lived assets are attributable to geographic areas based on asset location. Long-lived assets by geographic area as of December 31, 2007 and 2006 are as follows.

	December 31,
In thousands	2007	2006
Long-lived assets:
United States	$568,844	$591,518
Non-U.S.	398,344	431,486

Total	$967,188	$1,023,004

        Net assets are attributable to geographic areas based on the location of the legal entity. Net assets by geographic locations are as follows:

	December 31,
In thousands	2007	2006
Net assets:
United States	$169,090	$432,632
Non-U.S.	27,711	(39,109)

Total	$196,801	$393,523

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

In thousands, Except Per Share Data*	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (1)
2007
Net sales	$713,696	$851,865	$815,293	$776,416
Gross margin	50,139	91,402	100,484	63,819
Operating (loss) income	(7,977)	32,390	44,705	(152,802)
(Loss) from continuing operations	(26,510)	(1,874)	(344)	(226,435)
(Loss) from discontinued operations	(8,061)	(2,346)	433	(890)

Net (loss) income	(34,571)	(4,220)	89	(227,325)
Basic (loss) earnings per share:
(Loss) from continuing operations	(0.77)	(0.05)	(0.01)	(6.59)
(Loss) income from discontinued operations	(0.24)	(0.07)	0.01	(0.03)
Net (loss) income	(1.01)	(0.12)	0.00	(6.62)
Diluted (loss) earnings per share
(Loss) from continuing operations	(0.77)	(0.05)	(0.01)	(6.59)
(Loss) income from discontinued operations	(0.24)	(0.07)	0.01	(0.03)
Net (loss) income	(1.01)	(0.12)	0.00	(6.62)
Dividends per common share	0.08	0.08	0.08	0.08
2006
Net sales	$567,873	$602,159	$576,288	$681,538
Gross margin	78,988	92,569	62,886	40,827
Operating income (loss)	58,775	75,352	44,187	(22,194)
Income (loss) from continuing operations	33,681	39,390	22,661	(43,930)
Loss from discontinued operations	—	—	—	(3,263)

Net income (loss)	33,681	39,390	22,661	(47,193)
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.99	1.16	0.66	(1.28)
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	0.99	1.16	0.66	(1.38)
Diluted earnings (loss) per share
Income (loss) from continuing operations	0.98	1.15	0.66	(1.28)
Loss from discontinued operations	—	—	—	(0.10)
Net income (loss)	0.98	1.15	0.66	(1.38)
Dividends per common share	0.08	0.08	0.08	0.08

*
Totaling quarterly data for 2007 and 2006 may differ from the annual audited consolidated income statements due to rounding.

(1)
The fourth quarter of 2006 includes the acquisition of Royal Group, which was accounted for under the purchase method. Therefore, the results of Royal Group from the date of acquisition, October 3, 2006, through December 31, 2006 are included. In addition, we recorded additional costs of sales of $18.0 million and $2.0 million in the fourth quarter of 2006 and the first quarter of 2007, respectively, as a result of valuing Royal Group's inventory at fair value as of the date of acquisition in accordance

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

  with generally accepted accounting standards related to business combinations. Also included in the fourth quarter of 2006 is a loss of $21.5 million on foreign exchange forward contracts used to effectively hedge the purchase price. Included in the operating loss in the fourth quarter of 2007 is a $155.7 million goodwill and other intangible assets and other long-lived assets impairment charge (see Note 9) and included in net income is a deferred income tax valuation allowance charge of $52.1 million (see Note 16).

21. SUPPLEMENTAL GUARANTOR INFORMATION

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$8,315	$912	$—	$9,227
Receivables, net	190,236	269,477	251,768	(499,868)	211,613
Inventories	—	242,026	124,519	—	366,545
Prepaid expenses	98	12,506	7,395	—	19,999
Income tax receivable	—	15,837	—	—	15,837
Deferred income taxes	—	25,049	—	—	25,049

Total current assets	190,334	573,210	384,594	(499,868)	648,270
Property, plant and equipment, net	256	568,588	398,344	—	967,188
Long-term receivables-affiliates	485,140	—	—	(485,140)	—
Goodwill	—	185,115	97,167	—	282,282
Intangibles, net	—	37,731	38,058	—	75,789
Other assets, net	35,872	146,394	13,996	—	196,262
Non-current assets held-for-sale	—	9,076	22,797	—	31,873
Investment in subsidiaries	1,127,655	147,350	—	(1,275,005)	—

Total assets	$1,839,257	$1,667,464	$954,956	$(2,260,013)	$2,201,664

Current portion of long-term debt	$24,190	$19	$—	$—	$24,209
Accounts payable	312,619	383,024	36,702	(499,868)	232,477
Interest payable	17,752	—	—	—	17,752
Income tax payable	—	(106)	1,200	—	1,094
Accrued compensation	844	14,219	17,819	—	32,882
Liability for unrecognized income tax benefits and other tax reserves	—	7,558	71,873	—	79,431
Other accrued liabilities	2,402	24,843	32,435	—	59,680

Total current liabilities	357,807	429,557	160,029	(499,868)	447,525
Long-term debt, less current portion	1,245,169	128	112,502	—	1,357,799
Long-term payables—affiliates	—	—	485,140	(485,140)	—
Liability for unrecognized income tax benefits	—	6,315	31,559	—	37,874
Deferred income taxes	28,243	104,391	1,830	—	134,464
Other non-current liabilities	11,237	10,643	5,321	—	27,201

Total liabilities	1,642,456	551,034	796,381	(985,008)	2,004,863

Stockholders' equity	196,801	1,116,430	158,575	(1,275,005)	196,801

Total liabilities and stockholders' equity	$1,839,257	$1,667,464	$954,956	$(2,260,013)	$2,201,664

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$11,400	$(1,759)	$—	$9,641
Receivables, net	122,899	155,380	237,883	(278,666)	237,496
Inventories	—	196,231	146,432	(3,258)	339,405
Prepaid expenses	20,298	(3,363)	11,396	1,246	29,577
Income tax receivable	6,762	30,381	—	—	37,143
Deferred income taxes	—	10,204	20,460	—	30,664
Current assets held-for-sale and of discontinued operations	—	3,269	7,811	—	11,080

Total current assets	149,959	403,502	422,223	(280,678)	695,006
Property, plant and equipment, net	166	591,352	431,486	—	1,023,004
Long-term receivables-affiliates	571,527	—	—	(571,527)	—
Goodwill		202,131	174,993	—	377,124
Intangibles, net	—	42,555	45,806	—	88,361
Other assets, net	37,565	148,917	22,056	(3,725)	204,813
Non-current assets held-for-sale	—	—	69,919	—	69,919
Investment in subsidiaries	1,253,533	164,864	—	(1,418,397)	—

Total assets	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227

Current portion of long-term debt	$32,400	$—	$95	$—	$32,495
Accounts payable	89,565	389,326	31,908	(295,517)	215,282
Interest payable	21,246	—	44	—	21,290
Accrued compensation	726	19,577	16,915	—	37,218
Income tax reserve	—	(7,874)	79,361	16,851	88,338
Other accrued liabilities	464	26,497	70,467	—	97,428

Total current liabilities	144,401	427,526	198,790	(278,666)	492,051
Long-term debt	1,465,639	—	—	—	1,465,639
Long-term payables—affiliates	—	3,724	571,526	(575,250)	—
Deferred income taxes	—	83,118	5,358	—	88,476
Other non-current liabilities	9,186	8,846	506	—	18,538

Total liabilities	1,619,226	523,214	766,180	(853,916)	2,064,704

Stockholders' equity	393,524	1,030,107	390,303	(1,420,411)	393,523

Total liabilities and stockholders' equity	$2,012,750	$1,553,321	$1,166,483	$(2,274,327)	$2,458,227

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,041	$2,348,938	$879,415	$(83,124)	$3,157,270

Operating costs and expenses:
Cost of sales	—	2,152,425	751,475	(52,474)	2,851,426
Selling, general and administrative	28,322	100,876	135,270	(30,650)	233,818
Goodwill, other intangibles and long-lived asset impairment charges	—	19,746	135,966	—	155,712

Total operating costs and expenses	28,322	2,273,047	1,022,711	(83,124)	3,240,956

Operating (loss) income	(16,281)	75,891	(143,296)	—	(83,686)
Other (expense) income:
Interest expense, net	(123,298)	2,414	(12,879)	—	(133,763)
Foreign exchange gain (loss)	10,601	344	(4,659)	—	6,286
Equity in income of subsidiaries	(148,044)	(17,352)	—	165,396	—
Intercompany interest income (expense)	31,340	—	(31,340)	—	—

(Loss) income before income taxes	(245,682)	61,297	(192,174)	165,396	(211,163)
Provision (benefit) for income taxes	20,345	(15,135)	38,790	—	44,000

(Loss) income from continuing operations	(266,027)	76,432	(230,964)	165,396	(255,163)
Loss from discontinued operations, net of tax	—	(2,834)	(8,030)	—	(10,864)

Net (loss) income	$(266,027)	$73,598	$(238,944)	$165,396	$(266,027)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Year Ended December 31, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,352	$2,271,553	$182,367	$(38,429)	$2,427,843

Operating costs and expenses:
Cost of sales	—	2,001,271	158,730	(7,430)	2,152,571
Selling, general and administrative	26,919	78,229	41,744	(27,741)	119,151

Total operating costs and expenses	26,919	2,079,500	200,474	(35,171)	2,271,722

Operating income (loss)	(14,567)	192,053	(18,107)	(3,258)	156,121
Other income (expense):
Interest expense, net	(29,333)	(12,183)	(9,763)	—	(51,279)
Foreign exchange loss	(21,543)	—	—	—	(21,543)
Equity in income of subsidiaries	89,239	(22,117)	—	(67,122)	—

Income before income taxes	23,796	157,753	(27,870)	(70,380)	83,299
Provision for income taxes	(24,743)	66,853	(9,368)	(1,245)	31,497

Income from continuing operations	48,539	90,900	(18,502)	(69,135)	51,802
Loss from discontinued operations, net of tax	—	(1,661)	(1,602)	—	(3,263)

Net income	$48,539	$89,239	$(20,104)	$(69,135)	$48,539

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income Information

Year Ended December 31, 2005

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,491	$2,273,718	$12,174	$(24,664)	$2,273,719

Operating costs and expenses:
Cost of sales	—	2,049,510	—	—	2,049,510
Selling, general and administrative	18,685	59,114	8,309	(24,664)	61,444

Total operating costs and expenses	18,685	2,108,624	8,309	(24,664)	2,110,954

Operating income (loss)	(6,194)	165,094	3,865	—	162,765
Other income (expense):
Interest expense, net	(3,440)	(16,967)	—	—	(20,407)
Equity in income of subsidiaries	101,966	3,876	—	(105,842)	—

Income before income taxes	92,332	152,003	3,865	(105,842)	142,358
Provision for income taxes	(3,171)	50,026	—	—	46,855

Net income	$95,503	$101,977	$3,865	$(105,842)	$95,503

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$51,735	$52,953	$23,472	$—	$128,159
Net cash (used in) provided by discontinued operations	—	—	398	—	398

Net cash provided by operating activities	51,735	52,953	23,870	—	128,557

Investing activities:
Capital expenditures	(112)	(65,814)	(17,744)	—	(83,670)
Proceeds from sale of property, plant and equipment	—	5,652	99,607	—	105,259
Distribution from affiliates in excess of earnings	27,322	4,177	—	(31,499)	—

Net cash provided by (used in) investing activities	27,210	(55,985)	81,863	(31,499)	21,589

Financing activities:
Net change in revolving line of credit	(5,950)	—	(1,291)	—	(7,241)
Long-term debt payments	(224,075)	(52)	(378)	—	(224,505)
Intercompany financing	165,916	—	(165,916)	—	—
Distribution to owner	—	—	(31,499)	31,499	—
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Fees paid to issue debt	(3,241)	—	—	—	(3,241)
Purchase and retirement of common stock	(685)	—	—	—	(685)
Dividends paid	(11,099)	—	—	—	(11,099)

Net cash provided by (used in) financing activities	(79,134)	(52)	(103,219)	31,499	(150,906)

Effect of exchange rate changes on cash and cash equivalents	189	—	157	—	346
Net change in cash and cash equivalents	—	(3,085)	2,671	—	(414)
Cash and cash equivalents at beginning of year	—	11,400	(1,759)	—	9,641

Cash and cash equivalents at end of year	$—	$8,315	$912	$—	$9,227

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by continuing operations	$22,108	$193,822	$16,207	$22,589	$254,726
Net cash (used in) provided by discontinued operations	—	8,141	(3,648)	(8,642)	(4,149)

Net cash provided by operating activities	22,108	201,963	12,559	13,947	250,577

Investing activities:
Capital expenditures	(28)	(82,709)	(8,033)	—	(90,770)
Acquisition of Royal Group and related payments, net of cash acquired	—	5,529	(1,098,156)	17,231	(1,075,396)
Settlement of foreign exchange contracts	(20,843)	—	—	—	(20,843)
Contributions and advances to affiliates	(957,816)	(67,418)	5,567	1,019,667	—
Proceeds from sale of property, plant and equipment	—	22,234	83,858	—	106,092

Net cash used in investing activities	(978,687)	(122,364)	(1,016,764)	1,036,898	(1,080,917)

Financing activities:
Net change in revolving line of credit	(123,400)	—	—	—	(123,400)
Intercompany financing	(366,485)	66,805	1,351,161	(1,051,481)	—
Long-term debt proceeds	1,493,543	—	—	—	1,493,543
Long-term debt payments	(2,249)	(149,300)	(345,825)	—	(497,374)
Fees paid for bridge financing	(2,325)	—	—	—	(2,325)
Fees paid to issue debt	(35,103)	—	(2,917)	—	(38,020)
Proceeds from issuance of common stock	3,194	—	—	—	3,194
Tax benefits from employee share- based exercises	1,432	—	—	—	1,432
Purchase and retirement of common stock	(1,032)	—	—	—	(1,032)
Dividends paid	(10,996)	—	—	—	(10,996)

Net cash provided by (used in) financing activities	956,579	(82,495)	1,002,419	(1,051,481)	825,022

Effect of exchange rate changes on cash and cash equivalents	—	—	25	636	661
Net change in cash and cash equivalents	—	(2,896)	(1,761)	—	(4,657)
Cash and cash equivalents at beginning of year	—	14,296	2	—	14,298

Cash and cash equivalents at end of year	$—	$11,400	$(1,759)	$—	$9,641

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2005

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$106,653	$(35,505)	$(3)	$—	$71,145

Investing activities:
Capital expenditures	—	(32,044)	—	—	(32,044)
Proceeds from sale of property, plant and equipment	—	1,362	—	—	1,362

Net cash used in investing activities	—	(30,682)	—	—	(30,682)

Financing activities:
Net change in revolving line of credit	—	59,400	—	—	59,400
Long-term debt payments	(100,000)	—	—	—	(100,000)
Proceeds from issuance of common stock	5,943	—	—	—	5,943
Purchase and retirement of common stock	(1,681)	—	—	—	(1,681)
Dividends	(10,915)	—	—	—	(10,915)

Net cash (used in) provided by financing activities	(106,653)	59,400	—	—	(47,253)

Net change in cash and cash equivalents	—	(6,787)	(3)	—	(6,790)
Cash and cash equivalents at beginning of year	—	21,082	6		21,088

Cash and cash equivalents at end of year	$—	$14,295	$3	$—	$14,298

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of December 31, 2007.

        Changes in Internal Control.    There have been no changes to our internal controls over financial reporting that occurred since December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

        Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Internal controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Because of the inherent limitations of internal controls, internal controls over financial reporting may not prevent or detect all misstatements or fraud. Therefore, no evaluation of internal control can provide absolute assurance that all control issues or instances of fraud will be prevented or detected.

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company's management concluded that, as of December 31, 2007, the company's internal control over financial reporting was effective based on those criteria.

        Deloitte & Touche LLP, the company's independent registered public accounting firm, which also audited the company's consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the company's internal control over financial reporting, which is included below.

/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer	/s/ MARK E. BUCKIS Mark E. Buckis Vice President—Corporate Controller and Interim Chief Financial Officer

February 29, 2008

Report of Independent Registered Public Accounting Firm on
Internal Controls Over Financial Reporting

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

        We have audited the internal control over financial reporting of Gulf Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes an Interpretation of FASB Statement No. 109, effective January 1, 2007, and the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006, and the adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        The information set forth under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 20, 2008, are hereby incorporated by reference in response to this item.

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

        The following is additional information regarding our executive officers who are not directors, as of February 16, 2008:

        Joel I. Beerman, 57, has served as Vice President, General Counsel and Secretary since February 1994.

        Mark E. Buckis, 43, has served as Vice President and Corporate Controller since December 2007 and prior thereto served as Corporate Controller since August 2003. He has also served as interim Chief Financial Officer since June 2007.

        William H. Doherty, 53, has served as Vice President, Custom Products since October 2006. Before then, Mr. Doherty served as Vice President, Vinyl Compounds Group since December 1999 and as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

        Mark J. Seal, 56, has served as Vice President, Outdoor Building Products since October 2006. Before then, Mr. Seal had served as Vice President, Chemicals Group since May 2005 and as Vice President, Polymer Group since August 1993.

        C. Douglas Shannon, 56, has served as Vice President, Procurement since May 2005 and served as Vice President, Chemicals Group from December 1999 until May 2005. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999. Since September 1993, Mr. Shannon has also served as Business Manager Electrochemicals and managed feedstock purchasing.

        James L. Worrell, 53, has served as Vice President, Human Resources, since September 2006 handling all aspects of the human resources function including staffing, labor relations, organizational development, compensation, benefits, and training. Prior to then, Mr. Worrell served as the Director of Human Resources since 1993 and has been a manager of human resources since our inception.

        Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11.    EXECUTIVE COMPENSATION.

        The information set forth under the captions "Election of Directors—Compensation of Directors," and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2008, is hereby incorporated by reference in response to this item.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Security Ownership of Principal Stockholders and Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2008, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,464,027	$27.86	2,594,284
Equity compensation plans not approved by security holders	—	—	—

Total	2,464,027	$27.86	2,594,284

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        We have not had any related party transactions required to be reported under this item for the calendar year 2007, or for the period from January 1, 2008 to the date of this report. The information set forth under the caption "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2008 is herby incorporated by reference in response to this item.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information contained in the section entitled "Appointment of Independent Registered Public Accounting Firm" in our proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2008, is incorporated herein by reference in response to this item.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as a part of this Form 10-K:

  (1)
  Consolidated Balance Sheets as of December 31, 2007 and 2006

      Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

      Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

      Notes to Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

    (2)
    Financial Statement Schedules:

      The following consolidated financial statement schedule is for the years ended December 31, 2007, 2006 and 2005:

      Schedule II—Valuation and Qualifying Accounts

      Schedules other than the one listed above are omitted because they are not required and are not applicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

    (3)
    Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

  (b)
  The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description
*10.1	Description of the 2008 Management Incentive Bonus Plan.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31	Rule 13a-14(a) / 15d-14(a) Certifications.
32	Section 1350 Certifications.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed February 19, 2008.

Exhibit No.	Description
10.1	Agreement, dated as of February 15, 2008, between Georgia Gulf Corporation and Sun Capital Securities Fund, LP.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007.

Exhibit No.	Description
10	Job Termination Benefits Agreement and General Release, dated July 31, 2007, by and between James Matthews and Georgia Gulf Corporation.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed May 16, 2007.

Exhibit No.	Description
10.1	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed May 14, 2007.

Exhibit No.	Description
Third Amendment to Credit Agreement and Waiver, dated May 10, 2007, among Georgia Gulf Corporation, a Delaware corporation, Royal Group, Inc. (formerly known as Royal Group Technologies Limited), the Guarantors, the Lenders party thereto, Bank of America, National Association, as Domestic Administrative Agent and Bank of America, National Association acting through its Canada branch, as Canadian Administrative Agent.

        The following exhibit is incorporated by reference to Appendix A to Georgia Gulf's proxy statement filed April 18, 2007.

Exhibit No.	Description
10.1	Georgia Gulf Corporation Second Amended and Restated 2002 Equity and Performance Incentive Plan.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-K for the year ended December 31, 2007, filed April 2, 2007.

Exhibit No.	Description
10.1	Description of the 2007 Management Incentive Bonus Plan.
10.2	Description of the Georgia Gulf Corporation Deferred Compensation Plan.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated October 6, 2006:

Exhibit No.	Description
4.1	Indenture, dated as of October 3, 2006, among Georgia Gulf Corporation, each of the Guarantors party thereto, and LaSalle Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2014.
4.2	Indenture, dated as of October 3, 2006, among Georgia Gulf Corporation, each of the Guarantors party thereto, and LaSalle Bank National Association, as Trustee, relating to the 10.75% Senior Notes due 2016.
4.3	Credit Agreement, dated as of October 3, 2006, among Georgia Gulf Corporation and Royal Group Technologies Limited, as Borrowers, certain subsidiaries of Georgia Gulf Corporation from time to time party thereto, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent, Domestic Collateral Agent and Domestic L/C Issuer, Bank of America, National Association, acting through its Canada branch as Canadian Administrative Agent, Canadian Collateral Agent and Canadian L/C Issuer, and The Bank of Nova Scotia, as Canadian Swing Line Lender, Merrill Lynch Capital Corporation and Lehman Commercial Paper Inc., as Co-Syndication Agents, and Wachovia Bank, National Association, as Co-Documentation Agent, and the other lenders party thereto, Banc of America Securities LLC, and J.P. Morgan Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as Joint Book Runners.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated September 21, 2006:

Exhibit No.
10.1	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 18, 2006, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and the Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.
10.2	Third Amendment to Receivables Sale Agreement, dated as of September 18, 2006, among Georgia Gulf Corporation, as a Seller, Georgia Gulf Chemicals & Vinyls, LLC, as a Seller, Georgia Gulf Lake Charles, LLC, as a Seller, and GGRC Corp.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K dated June 9, 2006:

Exhibit No.	Description
2	Arrangement Agreement, dated June 9, 2006, between Rome Acquisition Corp. and Royal Group Technologies Limited.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated March 23, 2006:

Exhibit No.	Description
*10.1	Form of 2006 Restricted Shares Units Agreement.
*10.2	Form of 2006 Nonqualified Stock Option Agreement.
*10.3	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-K for the year ended December 31, 2005, filed March 1, 2006:

Exhibit No.	Description
*10	Description of the 2006 Management Incentive Bonus Plan.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K dated October 4, 2005:

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Receivables Purchase Agreement, dated September 30, 2005, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and the Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K dated May 23, 2005:

Exhibit No.	Description
99.1	Amended and Restated Bylaws.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K dated November 30, 2004:

Exhibit No.	Description
10.2	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, by and among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Blue Ridge Purchaser Agent and Administrative Agent, and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated November 18, 2004:

Exhibit No.	Description
10.1	Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.
10.2	First Amendment to Receivables Sale Agreement, dated as of November 12, 2004, by and among Georgia Gulf Corporation, as a Seller, Georgia Gulf Chemicals and Vinyls, LLC, as a Seller, Georgia Gulf Lake Charles, LLC, as a Seller, GGRC Corp. and Wachovia Bank, National Association, as Administrative Agent.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q for the quarter ended September 30, 2004, filed November 1, 2004:

Exhibit No.	Description
*10.1	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy.
*10.2	Form of Executive Nonqualified Stock Option Agreement.
*10.3	Form of Non-Employee Director Nonqualified Stock Option Agreement.
*10.4	Form of Executive Restricted Shares Agreement.
*10.5	Form of Deferred Shares Agreement.

        The following exhibit is incorporated by reference to Appendix C to Georgia Gulf's proxy statement filed April 13, 2004:

Exhibit No.	Description
*10.2	Georgia Gulf Corporation Senior Executive Bonus Plan.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K Report dated December 3, 2003:

Exhibit No.	Description
99.3	Indenture, dated as of December 3, 2003, among Georgia Gulf Corporation and its subsidiary guarantors and SunTrust Bank, as Trustee, for the issuance of 7.125 percent senior notes due 2013.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-A amendment filed December 13, 2000:

Exhibit No.	Description
4.1	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf and EquiServe Trust Company, N.A.

        The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33-59433) filed July 20, 1998:

Exhibit No.	Description
*4	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan.

        The following exhibit is incorporated herein by reference to Georgia Gulf's 1991 Form 10-K Annual Report filed March 30, 1992:

Exhibit No.	Description
3(a)	Certificate of Amendment of Certificate of Incorporation.

        The following exhibits are incorporated herein by reference to Georgia Gulf's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

Exhibit No.	Description
3(a)	Certificate of Agreement of Merger, with Certificate of Incorporation of Georgia Gulf as Exhibit A thereto, dated December 31, 1984, and amendments thereto.
10(g)	Agreement re: Liabilities among Georgia-Pacific, Georgia-Pacific Chemicals, Inc., and others dated, December 31, 1984.
10(v)	Salt Contract.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: February 29, 2008	By:	/s/ PAUL D. CARRICO Paul D. Carrico, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL D. CARRICO Paul D. Carrico	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ MARK E. BUCKIS Mark E. Buckis	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008
John E. Akitt	Director	February 29, 2008
/s/ CHARLES L. HENRY Charles L. Henry	Director	February 29, 2008
/s/ DENNIS M. CHORBA Dennis M. Chorba	Director	February 29, 2008
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	February 29, 2008
Jerry R. Satrum	Director	February 29, 2008
/s/ YOSHI KAWASHIMA Yoshi Kawashima	Director	February 29, 2008
/s/ WAYNE C. SALES Wayne C. Sales	Director	February 29, 2008

GEORGIA GULF CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at beginning of period		Charged to costs and expenses, net of recoveries		Charged to other accounts		Deductions (1)	Balance at end of period
2005
Allowance for doubtful accounts	$1,874		$1,482		$—		$(899)	$2,457
Note receivable reserve	$2,065	(2)	$(2,065	) (2)	$—		$—	$—
2006
Allowance for doubtful accounts	$2,457		$327		$14,241	(3)	$(878)	$16,147
2007
Allowance for doubtful accounts	$16,147		$6,968		$1,511	(4)	$(11,811)	$12,815

NOTES:

(1)
Accounts receivable balances written off during the period, net of recoveries.

(2)
Portion of allowance for doubtful accounts transferred to note receivable reserve upon conversion of related receivables to a note receivable. Note receivable was repaid in full in the fourth quarter of 2005.

(3)
Represents the incremental allowance for doubtful accounts receivable for Royal Group as of December 31, 2006.

(4)
Represents the foreign currency translation due to the change in the Canadian dollar to U.S. dollar exchange rate during the period.

QuickLinks

TABLE OF CONTENTS PART I
PART I
  Item 1. BUSINESS.
  Item 1A. RISK FACTORS.
  Item 1B. UNRESOLVED STAFF COMMENTS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
PERFORMANCE GRAPH
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
Georgia Gulf Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share data)
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except per share data)
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity (In thousands)
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Georgia Gulf Corporation and Subsidiaries Notes to Consolidated Financial Statements
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet Information December 31, 2007
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet Information December 31, 2006
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Information Year Ended December 31, 2007
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Information Year Ended December 31, 2006
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Income Information Year Ended December 31, 2005
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Information Year Ended December 31, 2007
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Information Year Ended December 31, 2006
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Information Year Ended December 31, 2005
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  Item 9A. CONTROLS AND PROCEDURES.
  Item 9B. OTHER INFORMATION.
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.