Form 10-Q
period 2008-03-31
GEORGIA GULF CORP /DE/
filed 2008-05-09
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2008
Common Stock, $0.01 par value	34,475,867

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2008

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$12,098	$9,227
Receivables, net of allowance for doubtful accounts of $9,594 in 2008 and $12,815 in 2007	213,344	211,613
Inventories	372,128	366,545
Prepaid expenses	27,179	19,999
Income tax receivables	11,596	15,837
Deferred income taxes	27,054	25,049

Total current assets	663,399	648,270
Property, plant and equipment, net	914,856	967,188
Goodwill	260,785	282,282
Intangible assets, net of accumulated amortization of $7,340 in 2008 and $6,147 in 2007	73,162	75,789
Other assets, net	189,778	196,262
Non-current assets held for sale	23,777	31,873

Total assets	$2,125,757	$2,201,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$77,535	$24,209
Accounts payable	250,800	232,477
Interest payable	36,586	17,752
Income taxes payable	2,282	1,094
Accrued compensation	24,563	32,882
Liability for unrecognized income tax benefits and other tax reserves	32,932	79,431
Other accrued liabilities	68,518	59,680

Total current liabilities	493,216	447,525
Long-term debt	1,329,306	1,357,799
Liability for unrecognized income tax benefits	37,881	37,874
Deferred income taxes	125,049	134,464
Other non-current liabilities	29,338	27,201

Total liabilities	2,014,790	2,004,863

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,475,867 in 2008 and 34,392,370 in 2007	345	344
Additional paid-in capital	103,759	103,238
Retained (deficit) earnings	(27,560)	44,730
Accumulated other comprehensive income, net of tax	34,423	48,489

Total stockholders' equity	110,967	196,801

Total liabilities and stockholders' equity	$2,125,757	$2,201,664

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)
	2008	2007
Net sales	$712,460	$713,696
Operating costs and expenses:
Cost of sales	683,387	663,557
Selling, general and administrative expenses	47,757	57,490
Asset impairment, exit costs and other, net	26,085	626

Total operating costs and expenses	757,229	721,673

Operating loss	(44,769)	(7,977)
Interest expense, net	(32,640)	(32,075)
Foreign exchange (loss) gain	(168)	2,831

Loss from continuing operations before income taxes	(77,577)	(37,221)
Benefit for income taxes	(8,082)	(10,711)

Loss from continuing operations	(69,495)	(26,510)
Loss from discontinued operations, net of tax benefit of $0 in 2008 and of $2,228 in 2007	—	(8,061)

Net loss	$(69,495)	$(34,571)

Loss per share:
Basic:
Loss from continuing operations	$(2.02)	$(0.77)
Loss from discontinued operations	—	(0.24)

Net loss	$(2.02)	$(1.01)

Diluted:
Loss from continuing operations	$(2.02)	$(0.77)
Loss from discontinued operations	—	(0.24)

Net loss	$(2.02)	$(1.01)

Weighted average common shares:
Basic	34,401	34,309
Diluted	34,401	34,309

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)
	2008	2007
Cash flows from operating activities:
Net loss	$(69,495)	$(34,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,802	35,427
Foreign exchange gain	—	(2,714)
Deferred income taxes	(2,518)	(14,628)
Tax deficiency related to stock plans	(830)	(770)
Stock based compensation	1,462	5,990
Long-lived asset impairment charges	19,323	—
Payment of Quebec trust tax settlement	(20,073)	—
Other non-cash items	(241)	3,262
Change in operating assets, liabilities and other	2,511	7,221

Net cash used in operating activities from continuing operations	(31,059)	(783)
Net cash provided by operating activities from discontinued operations	—	398

Net cash used in operating activities	(31,059)	(385)

Cash flows from investing activities:
Capital expenditures	(17,172)	(28,046)
Proceeds from sale of property, plant and equipment, and assets held-for sale	12,285	65,802
Deposit on sale of real estate	12,583	—

Net cash provided by investing activities	7,696	37,756

Cash flows from financing activities:
Net change in revolving line of credit	30,050	26,928
Repayment of long-term debt	(1,091)	(146,137)
Proceeds from lease financing	—	95,865
Purchases and retirement of common stock	(110)	(684)
Dividends paid	(2,795)	(2,779)

Net cash provided by (used in) financing activities	26,054	(26,807)
Effect of exchange rate changes on cash and cash equivalents	180	(168)

Net change in cash and cash equivalents	2,871	10,396
Cash and cash equivalents at beginning of period	9,227	9,641

Cash and cash equivalents at end of period	$12,098	$20,037

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the significant accounting policies followed by us during the period ended March 31, 2008.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement also affects other accounting pronouncements that require or permit fair value measurements. Recently, the FASB Staff Position ("FSP") FAS 157-1 was issued removing leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157. Also, FSP FAS 157-2, Effective Date of FASB Statement No. 157, was issued, deferring the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The effective date for all other fair value measurements is for fiscal years beginning January 1, 2008. Our adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements.

        On September 7, 2006, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. The conclusion reached is consistent with that of EITF 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements EITF Issues Nos. 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-4 and No. 06-10 on January 1, 2008 did not have a material impact on our consolidated financial statements.

        On June 14, 2007, the EITF reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which states that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional paid-in capital ("APIC"). The amount recognized in APIC should be included in the

APIC pool. When an entity's estimate of forfeitures increases or actual forfeitures exceed its income, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. The adoption of EITF Issue No. 06-11 on January 1, 2008 did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 on January 1, 2008 did not have a material impact on our consolidated financial statements.

        To address questions received by the FASB staff regarding FASB Interpretation 39 (the "Interpretation"), Offsetting Amounts Related to Certain Contracts, the FASB issued FASB Staff Position, ("FSP") FIN 39-1 (the "FSP 39-1"). The Interpretation specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet and clarifies when it is appropriate to offset amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The Interpretation also permits offsetting of fair value amounts recognized for derivative contracts executed with the same counterparty under the master netting arrangement. FSP 39-1 amends certain portions of the Interpretation by replacing the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" as defined in SFAS No. 133. FSP 39-1 also amends the Interpretation by allowing the offsetting of fair value amounts for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The adoption of FSP 39-1 on January 1, 2008 did not have a material impact on our consolidated financial statements.

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

        On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under the FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        On April 25, 2008, the FASB posted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

3.     DISCONTINUED OPERATIONS, ASSETS HELD-FOR-SALE AND DIVESTITURES

        Discontinued Operations—Outdoor Building Products Segment.    As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building products segment. Discontinued operations had no activity for the three months ended March 31, 2008. The results of all discontinued operations in our outdoor building products segment for the three months ended March 31, 2007 were as follows:

In thousands	March 31, 2007
Net sales	$13,140
Operating loss from discontinued operations	$(10,289)
Benefit from income taxes	2,228

Total loss from discontinued operations	$(8,061)

        The assets of the discontinued operations in our outdoor building products segment as of March 31, 2008 and December 31, 2007, consisted of $2.5 million and $2.9 million, respectively, of property, plant and equipment and are included in non-current asset held for sale on the accompanying condensed consolidated balance sheet.

        Assets Held-For-Sale.    As part of our strategic plan, we also continue to sell certain non-core assets and businesses. Assets held for sale include Canadian and U.S. real estate totaling $21.3 million and $29.0 million at March 31, 2008 and December 31, 2007, respectively. In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency is based on the buyer satisfying certain property zoning conditions. We expect the contingency to be resolved by June 2008. This transaction resulted in a $3.3 million loss and is included in asset impairment, exit costs and other, net in the accompanying condensed consolidated financial statements. See Note 10. As a result of the contingency, the proceeds from the transaction have been currently recorded as a deposit, and the real estate continues to be recognized in assets held for sale. The $12.6 million deposit is included in other accrued liabilities on the condensed consolidated balance sheet at March 31, 2008.

        Divestitures.    In March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million. In addition, we sold the land and building from our Winnipeg, Manitoba Window and Door Profiles business for $4.5 million. See Note 10.

4.     RESTRUCTURING ACTIVITIES

        In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain duplicative activities, focus our resources on operations with future growth opportunities and reduce our cost structure. In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. Pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation. At March 31, 2008 and December 31, 2007, we had a remaining liability of approximately $0.4 million and $1.0 million, respectively. This liability is included in other accrued liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2008, cash payments of $0.6 million were made under this plan. A summary of our restructuring activities for the three months ended March 31, 2007 by reportable segment follows:

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

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma polyvinyl chloride ("PVC" or "vinyl resin") plant. The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment, resulting in a $15.6 million impairment charge in the three months ended March 31, 2008. The $15.6 million charge is included in asset impairment, exit costs and other, net on the condensed consolidated statement of operations for the three months ended March 31, 2008. Additional Oklahoma City plant closing costs are estimated to be approximately $2.4 million, consisting primarily of shut-down costs and severance costs and will be accrued in the future in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

5.     ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization agreement expires on September 18, 2009. At March 31, 2008 and December 31, 2007, the unpaid balance of accounts receivable in the defined pool was approximately $237.7 million and $244.2 million, respectively. The balances of receivables sold was $147.0 million as of both March 31, 2008 and December 31, 2007.

6.     INVENTORIES

        The major classes of inventories were as follows:

In thousands	March 31, 2008	December 31, 2007
Work-in-progress and raw materials	$154,025	$153,256
Finished goods	218,103	213,289

Total inventories	$372,128	$366,545

7.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

In thousands	March 31, 2008	December 31, 2007
Machinery and equipment	$1,431,727	1,437,902
Land and land improvements	96,233	99,364
Buildings	220,781	231,290
Construction-in-progress	41,103	27,875

Property, plant and equipment, at cost	1,789,844	1,796,431
Accumulated depreciation	874,988	829,243

Property, plant and equipment, net	$914,856	$967,188

8.     OTHER ASSETS, NET AND OTHER INTANGIBLE ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

In thousands	March 31, 2008	December 31, 2007
Advances for long-term purchase contracts	$97,792	$99,789
Investment in joint ventures	17,840	20,308
Debt issuance costs	34,761	36,316
Prepaid pension costs	28,687	28,867
Long-term receivables	6,560	6,263
Other	4,138	4,719

Total other assets, net	$189,778	$196,262

        Indefinite-lived intangible assets-trade names.    At March 31, 2008 and December 31, 2007, we have trade name assets related to the acquisition of Royal Group of $11.0 million and $11.2 million, respectively, with the change resulting from foreign currency translation adjustments.

        Finite-lived intangible assets.    The following represents the summary of finite-lived intangible assets as of March 31, 2008 and December 31, 2007. Total estimated amortization expense for the next five fiscal years is approximately $4.8 million per year.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at March 31, 2008:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Accumulated amortization at March 31, 2008:
Customer relationships	(88)	(3,377)	(3,465)
Technology	—	(3,875)	(3,875)

Total	(88)	(7,252)	(7,340)
Foreign currency translation adjustment at March 31, 2008:
Customer relationships	83	2,924	3,007
Technology	—	—	—

Total	83	2,924	3,007
Net carrying amounts at March 31, 2008:
Customer relationships	995	34,070	35,065
Technology	—	27,125	27,125

Total	$995	$61,195	$62,190

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2007:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Accumulated amortization at December 31, 2007:
Customer relationships	(74)	(2,844)	(2,918)
Technology	—	(3,229)	(3,229)

Total	(74)	(6,073)	(6,147)
Foreign currency translation adjustment at December 31, 2007:
Customer relationships	125	4,048	4,173
Technology	—	—	—

Total	125	4,048	4,173
Net carrying amounts at December 31, 2007:
Customer relationships	1,051	35,727	36,778
Technology	—	27,771	27,771

Total	$1,051	$63,498	$64,549

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	March 31, 2008	December 31, 2007
Senior Secured Credit Facility:
Revolving credit facility expires 2011	$50,000	$19,950
Term loan B due 2013	423,225	424,300
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	496,981	496,900
10.75% senior subordinated notes due 2016	197,254	197,207
Lease financing obligation	108,377	112,649
Other	31,004	31,002

Total debt	1,406,841	1,382,008
Less current portion	(77,535)	(24,209)

Long-term debt	$1,329,306	$1,357,799

        Over the next twelve months, we expect to pay off approximately $77.5 million of borrowings including $50.0 million on our revolving credit facility and $27.5 million of principal on our term B loan, $4.0 million of which we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of March 31, 2008. Debt under the Senior Secured Credit Facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        At March 31, 2008 under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million, and net of outstanding letters of credit of $64.6 million and current borrowings of $50.0 million, we had remaining availability of $260.4 million.

        Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and to decrease our interest coverage ratio throughout the term of the agreement. In addition, this third amendment reduced our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. As of March 31, 2008, we were in compliance with all necessary financial covenants under our senior secured credit facility. Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of non-core assets, tax refunds, working capital reduction initiatives, other non-operating transactions, the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $12.1 million and the availability to borrow an additional $260.4 million under the revolving credit facility at March 31, 2008, we will have adequate funds to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements through 2008. However, if our assumptions regarding our operations, future level of debt repayment, and non-core asset sales and other non-operating transactions prove to be incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios particularly with the tightening of the covenants and ratios in the future. In that event, we would attempt to obtain waivers or covenant relief from our lenders or we would attempt to refinance our debt. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

        Lease Financing Transaction.    The future minimum lease payments under the terms of the related lease agreements at March 31, 2008 are $5.0 million in 2008, $6.9 million in 2009, $7.0 million in 2010, $7.2 million in 2011, $7.3 million in 2012, and $32.8 million thereafter. The change in the future minimum lease payments from the December 31, 2007 balance is due to the change in the Canadian dollar exchange rate during the three months ended March 31, 2008.

10.   ASSET IMPAIRMENT, EXIT COSTS AND OTHER, NET

        For the three months ended March 31, 2008, we incurred the following other operating expenses:

In thousands	Assets Held for Sale	Divestiture of Outdoor Storage Buildings Business	Oklahoma City Plant Shut-down	Other	Three Months Ended March 31, 2008
Severance, restructuring and other exit costs	$—	$3,937	$—	$2,204	$6,141
Charges for assets writedowns, net	3,300	621	15,596	427	19,944

Total	$3,300	$4,558	$15,596	$2,631	$26,085

        For the three months ended March 31, 2007, there were $0.6 million of costs related to severance, restructuring and other exit costs reflected in the condensed consolidated statement of operations, which costs have been reclassified to conform with current year presentations.

11.   COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In October 2004, the United States Environmental Protection Agency ("USEPA") notified us that we have been identified as a potentially responsible party ("PRP") for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs, have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we would be required to pay approximately $64,000 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement must still be signed by USEPA officials, and then filed with, and approved by, a federal district court.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several "areas of concern," and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma, as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that settled USEPA's enforcement action against our

Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by a federal district court in Atlanta, Georgia. Under the consent decree, we are required to, among other things, pay a $610,000 fine, which was paid in March 2008, and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        Royal Group is currently under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the United States Securities and Exchange Commission ("SEC") of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents.

        Royal Group and certain of its former officers and former board members were named defendants in two shareholder class action lawsuits in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice concerning, among other things, alleged inadequate disclosure to shareholders during the cumulative period of February 26, 1998 and October 18, 2004 of related party transactions. In March 2007, Royal Group entered into a stipulation and agreement of settlement with the respective plaintiffs in each case, after a mediation process among Royal Group and the plaintiffs, for the full settlement of all claims raised in those actions against Royal Group and all of the defendants on behalf of class members in return for the payment of Canadian dollar $9.0 million towards a global settlement fund by Royal Group and its insurer. Following execution of the stipulation and agreement of settlement, Royal Group paid the Canadian dollar $9.0 million settlement amount in cash into escrow. The settlement was conditional upon, among other things, approval by both the Ontario Superior Court of Justice and United States District Court for the Southern District of New York and the corresponding orders approving the settlement becoming final. By order dated December 17, 2007, the Ontario Superior Court of Justice approved the settlement and, subject to all conditions to the stipulations and settlement agreement being satisfied including final approval of the settlement by the United States District Court for the Southern District of New York, dismissed the Ontario action. The United States District Court for the Southern District of New York approved the settlement at a hearing on March 6, 2008. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

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

        In the first quarter of 2007, the USEPA informed us of possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act. Subsequently, we discovered possible non-compliance involving our Plaquemine, Louisiana and Pasadena, Texas facilities, which were then disclosed. We expect that all of these disclosures will be resolved in one settlement agreement with USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore have recorded a $2.2 million accrual in non-current liabilities at March 31, 2008 and December 31, 2007.

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

12.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At March 31, 2008 and December 31, 2007, we had no raw material or natural gas forward swap contracts outstanding.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At March 31, 2008 and December 31, 2007, we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations, with liabilities of $7.5 million and $4.1 million, respectively. At March 31, 2008, $3.8 million and $3.7 million are current and non-current liabilities, respectively. At December 31, 2007, $1.9 million and $2.2 million are current and non-current liabilities, respectively. These hedges have various expiration dates in 2008 and 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income ("AOCI") until the underlying interest payment affects income. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three months ended March 31, 2008 and 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

13.   STOCK-BASED COMPENSATION

        Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 7,210,000 shares of our common stock to employees and non-employee directors. As of March 31, 2008, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    For the three months ended March 31, 2008 and 2007, we granted options to purchase 766,125 and 562,935 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

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

	Stock Option Grants Three months ended March 31,
	2008	2007
Grant date fair value	$2.33	$7.01
Assumptions
Risk-free interest rate	2.85%	4.66%
Expected life	6.00 years	5.77 years
Expected volatility	53%	40%
Expected dividend yield	4.76%	1.67%

        A summary of stock option activity under all plans for the three months ended March 31, 2008, is as follows:

	Three months ended March 31, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2008	2,464,027		$27.86
Granted	766,125		6.79
Exercised	—		—
Forfeited	(2,068)		31.14
Expired	(163,000)		35.25
Outstanding on March 31, 2008	3,065,084	6.91 years	$22.20	$139
Vested or expected to vest at March 31, 2008	3,025,552	6.91 years	$22.36	$132
Exercisable on March 31, 2008	1,828,396	5.19 years	$28.67	$—
Shares available on March 31, 2008 for options that may be granted	1,581,687

        Compensation expense, net of tax, for the three months ended March 31, 2008 and 2007 from stock options was approximately $0.6 million and $1.9 million, respectively.

        Restricted and Deferred Stock.    During the three months ended March 31, 2008 and 2007, we granted 265,586 and 196,914 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the three months ended March 31, 2008 and 2007 was $6.79 and $19.19, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the three months ended March 31, 2008 and 2007 from restricted stock units, restricted stock and deferred stock units was $0.7 million and

$2.0 million, respectively. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Three months ended March 31, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2008	324,222		$25.95
Granted	265,586		6.79
Vested	(133,168)		30.46
Forfeited	(574)		23.50

Outstanding on March 31, 2008	456,066	1.67 years		$3,160

Vested or expected to vest at March 31, 2008	415,086	1.67 years		$2,876

        As of March 31, 2008 and 2007, we had approximately $5.2 million and $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation which we will record in our statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $6.7 million and $4.3 million, respectively. For additional information about our share-based payment awards, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

14.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit costs for all pension plans and post retirement benefit plans:

	Pension Benefit
	Three months ended March 31,
In thousands
	2008	2007
Components of periodic benefit cost:
Service cost	$1,380	$1,092
Interest cost	1,868	1,771
Expected return on assets	(2,760)	(2,558)
Amortization of:
Transition obligation	—	20
Prior service cost	(132)	101
Actuarial gain	(3)	(5)

Total net periodic benefit cost	$353	$421

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Three months ended March 31,
	2008	2007
Discount rate	6.25%	6.00%
Expected return on assets	8.00%	8.00%
Rate of compensation increase	4.26%	4.27%

        For the three months ended March 31, 2008, we made no contributions to the plan trust. We made contributions in the form of direct benefit payments for both the three months ended March 31, 2008 and 2007 of approximately $0.1 million and $0.4 million, respectively.

        In September 2007, upon approval by the Compensation Committee of the Board of Directors, we announced to our employees that we were amending the Salaried Employees Retirement Plan ("SERP") to freeze benefit accruals through December 31, 2007 and effective January 1, 2008, the SERP was converted to a "Cash Balance" plan with future benefit accruals to be determined under a cash balance formula. Royal Mouldings Retirement Plan participants entered the SERP on December 31, 2007 (the "Plan Merger Date") and the SERP was renamed the Georgia Gulf Retirement Plan (the "Plan"). Each Plan vested participant was allocated their total pension benefit accrued through the Plan Merger Date. Benefits for the Royal Mouldings Retirement Plan were frozen at December 31, 2004, thus participants were allocated their total pension benefit through that date.

15.   COMPREHENSIVE LOSS INFORMATION

        Our comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by SFAS No. 158. The components of accumulated other comprehensive income and total comprehensive loss are shown as follows:

Accumulated other comprehensive income—net of tax

In thousands	March 31, 2008	December 31, 2007
Unrealized losses on derivative contracts	$(4,696)	$(2,670)
Pension liability adjustment including affect of SFAS No. 158	4,183	4,205
Cumulative currency translation adjustment	34,936	46,954

Accumulated other comprehensive income	$34,423	$48,489

        The components of total comprehensive loss are as follows:

Total comprehensive loss

	Three months ended March 31,
In thousands
	2008	2007
Net loss	$(69,495)	$(34,571)
Unrealized losses on derivative contracts	(2,026)	(350)
Pension liability adjustment including affect of SFAS No. 158	(22)	(153)
Cumulative currency translation adjustment	(12,019)	3,462

Total comprehensive loss	$(83,562)	$(31,612)

16.   INCOME TAXES

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to release a letter of credit in favor of the trustee for the Quebec Trust of C$44.0 million.

        Our effective tax rate for continuing operations for the quarters ended March 31, 2008 and 2007 was 10.42 percent and 28.78 percent respectively. The difference in the rates was primarily due to the routine accrual of interest on FIN 48 liabilities, the reversal of interest accrued on the Quebec Trust matter and the valuation allowance in Canada discussed above. As previously disclosed in Note 16 in the notes to our consolidated financial statements in our 2007 annual report on Form 10-K, we are not recognizing a tax benefit for the losses in Canada.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In accordance with FSP FAS 157-2, we will defer adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 157 for non-financial assets and liabilities on our consolidated financial position and results of operations.

        Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

        Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

        Level 3—Prices that are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company's own data.

        Our financial instruments consist primarily of interest rate swap contracts. For further details concerning our derivative instruments, including gains and losses recognized in the current period, refer to Note 12 "Hedging Transactions and Derivative Financial Instruments." Our interest rate swap contracts fall within "Level 2" of the fair value hierarchy noted above.

18.   SEGMENT INFORMATION

        We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflect the organization used by our management for purposes of allocating resources, and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments: window and door profiles and mouldings products and outdoor building products. Outdoor building products include siding, pipe and pipe fittings, deck, fence and rail products, and until March 2008, outdoor storage buildings. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes, costs of our receivables securitization program and income and expense items reflected as "other income (expense)" on our consolidated statements of operations. Transactions between operating segments are valued at market-based prices. The revenues generated by these transfers are provided in the following table.

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Three months ended March 31, 2008:
Net sales	$341,177	$188,008	$85,769	$97,506	$—	$712,460
Intersegment revenues	43,697	—	1,493	1,731	(46,921)	—
Asset impairment, exit costs and other, net	17,018	—	2,390	6,677	—	26,085
Operating (loss) income	(2,102)	227	(13,823)	(19,977)	(9,094)	(44,769)
Depreciation and amortization	19,555	1,724	11,706	4,103	1,587	38,675
Three months ended March 31, 2007:
Net sales	$329,597	$178,924	$97,550	$107,625	$—	$713,696
Intersegment revenues	47,369	—	1,403	5,896	(54,668)	—
Asset impairment, exit costs and other, net	57	—	195	374	—	626
Operating income (loss)	14,560	5,348	(6,118)	(8,311)	(13,456)	(7,977)
Depreciation and amortization	17,116	1,766	10,599	4,225	1,575	35,281

19.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, and Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc. and Roybridge Investment (USA) Limited, all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of operations and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

        Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

        The intercompany receivable and payable balances between the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected in accounts receivable and accounts payable line items and eliminated in the Eliminations column. Historically, we have reflected the aggregation of all the intercompany balances in both the Parent Company and the respective Guarantor Subsidiaries or Non-Guarantor Subsidiaries and then eliminated these gross amounts in the elimination column of the respective supplemental consolidated balance sheets. Additionally, to reflect the intercompany receivable and payable balances between separate legal entities within the Guarantor Subsidiaries and Non-Guarantor Subsidiaries we have historically reflected such balances on a gross basis within such individual Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns. While the legal right of offset between individual legal entities has always existed, effective January 1, 2008 we have changed our policy for presenting the intercompany receivable and payable balances to reflect our intent to offset such intercompany accounts between legal entities to better reflect the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a stand alone basis and on a basis more consistent with our overall consolidation policy. This change in policy included presenting intercompany receivable and payable balances within the individual Guarantor and Non-Guarantor Subsidiary columns on a consolidated net basis. These changes in policy were not made retroactively but would have impacted the prior year December 31, 2007 supplemental Guarantor balance sheet as follows: (i) approximately $190.0 million of intercompany accounts receivable and accounts payable balances in the Parent Company column would be eliminated to reduce both the receivables and payables line items by the same amount; (ii) approximately $136.0 million of intercompany accounts receivable and accounts payable balances in the Guarantor Subsidiaries column for intercompany balances due primarily between separate legal entities within that column would be eliminated to reduce both the receivables and payables line items by the same amount; (iii) approximately $326.0 million, representing the sum of these adjustments, would have reduced the elimination amounts for receivables and payables within the Eliminations column. Giving effect to this policy change, effective January 1, 2008, intercompany balances between entities within the Guarantor Subsidiaries are eliminated within the Guarantor Subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$10,671	$1,427	$—	$12,098
Receivables, net	373	130,199	209,158	(126,386)	213,344
Inventories	—	232,871	139,257	—	372,128
Prepaid expenses	66	21,314	5,799	—	27,179
Income tax receivable	—	11,596	—	—	11,596
Deferred income taxes	1,443	25,611	—	—	27,054

Total current assets	1,882	432,262	355,641	(126,386)	663,399
Property, plant and equipment, net	248	545,371	369,237	—	914,856
Long-term receivables—affiliates	466,356	—	—	(466,356)	—
Goodwill	—	183,777	77,008		260,785
Intangibles, net	—	37,000	36,162		73,162
Other assets, net	34,304	141,456	14,018		189,778
Non-current assets held-for-sale	—	8,748	15,029		23,777
Investment in subsidiaries	1,082,164	146,361	—	(1,228,525)	—

Total assets	$1,584,954	$1,494,975	$867,095	$(1,821,267)	$2,125,757

Current portion of long-term debt	$77,482	$53	$—	$—	$77,535
Accounts payable	99,179	230,073	47,934	(126,386)	250,800
Interest payable	36,586	—	—	—	36,586
Income tax payable	—	(106)	2,388	—	2,282
Accrued compensation	713	14,638	9,212	—	24,563
Liability for unrecognized income tax benefits and other tax reserves	—	7,715	25,217	—	32,932
Other accrued liabilities	4,247	20,802	43,469	—	68,518

Total current liabilities	218,207	273,175	128,220	(126,386)	493,216
Long-term debt, less current portion	1,220,982	76	108,248	—	1,329,306
Long-term payables—affiliates	—	—	466,356	(466,356)	—
Liability for unrecognized income tax benefits	—	6,653	31,228	—	37,881
Deferred income taxes	22,678	100,612	1,759	—	125,049
Other non-current liabilities	12,120	10,669	6,549	—	29,338

Total liabilities	1,473,987	391,185	742,360	(592,742)	2,014,790

Stockholders' equity	110,967	1,103,790	124,735	(1,228,525)	110,967

Total liabilities and stockholders' equity	$1,584,954	$1,494,975	$867,095	$(1,821,267)	$2,125,757

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2007

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$8,315	$912	$—	$9,227
Receivables, net	190,236	269,477	251,768	(499,868)	211,613
Inventories	—	242,026	124,519	—	366,545
Prepaid expenses	98	12,506	7,395	—	19,999
Income tax receivable	—	15,837	—	—	15,837
Deferred income taxes	—	25,049	—	—	25,049

Total current assets	190,334	573,210	384,594	(499,868)	648,270
Property, plant and equipment, net	256	568,588	398,344	—	967,188
Long-term receivables—affiliates	485,140	—	—	(485,140)	—
Goodwill	—	185,115	97,167	—	282,282
Intangibles, net	—	37,731	38,058	—	75,789
Other assets, net	35,872	146,394	13,996	—	196,262
Non-current assets held-for-sale	—	9,076	22,797	—	31,873
Investment in subsidiaries	1,127,655	147,350	—	(1,275,005)	—

Total assets	$1,839,257	$1,667,464	$954,956	$(2,260,013)	$2,201,664

Current portion of long-term debt	$24,190	$19	$—	$—	$24,209
Accounts payable	312,619	383,024	36,702	(499,868)	232,477
Interest payable	17,752	—	—	—	17,752
Income tax payable	—	(106)	1,200	—	1,094
Accrued compensation	844	14,219	17,819	—	32,882
Liability for unrecognized income tax benefits and other tax reserves	—	7,558	71,873	—	79,431
Other accrued liabilities	2,402	24,843	32,435	—	59,680

Total current liabilities	357,807	429,557	160,029	(499,868)	447,525
Long-term debt, less current portion	1,245,169	128	112,502	—	1,357,799
Long-term payables—affiliates	—	—	485,140	(485,140)	—
Liability for unrecognized income tax benefits	—	6,315	31,559	—	37,874
Deferred income taxes	28,243	104,391	1,830	—	134,464
Other non-current liabilities	11,237	10,643	5,321	—	27,201

Total liabilities	1,642,456	551,034	796,381	(985,008)	2,004,863

Stockholders' equity	196,801	1,116,430	158,575	(1,275,005)	196,801

Total liabilities and stockholders' equity	$1,839,257	$1,667,464	$954,956	$(2,260,013)	$2,201,664

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended March 31, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$618,329	$141,560	$(50,439)	$712,460
Operating costs and expenses:
Cost of sales	—	590,142	136,928	(43,683)	683,387
Selling, general and administrative expenses	5,934	22,330	26,249	(6,756)	47,757
Asset impairment, exit costs and other, net	—	15,947	10,138	—	26,085

Total operating costs and expenses	5,934	628,419	173,315	(50,439)	757,229

Operating loss	(2,924)	(10,090)	(31,755)	—	(44,769)
Other (expense) income:
Interest expense, net	(30,799)	1,402	(3,243)	—	(32,640)
Other	(150)	(2)	(16)	—	(168)
Equity in income of subsidiaries	(45,070)	(2,436)	—	47,506	—
Intercompany interest (expense) income	6,608	—	(6,608)	—	—

(Loss) income before taxes	(72,335)	(11,126)	(41,622)	47,506	(77,577)
Provision (benefit) for income taxes	(2,840)	1,321	(6,563)		(8,082)

(Loss) income from continuing operations	(69,495)	(12,447)	(35,059)	47,506	(69,495)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net (loss) income	$(69,495)	$(12,447)	$(35,059)	$47,506	$(69,495)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended March 31, 2007

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$567,953	$163,396	$(20,663)	$713,696
Operating costs and expenses:
Cost of sales	—	529,534	149,308	(15,285)	663,557
Selling, general and administrative expenses	10,909	25,458	28,915	(7,792)	57,490
Asset impairment, exit costs and other, net	—	—	626	—	626

Total operating costs and expenses	10,909	554,992	178,849	(23,077)	721,673

Operating income (loss)	(7,899)	12,961	(15,453)	2,414	(7,977)
Other (expense) income:
Interest expense, net	(22,933)	(950)	(8,192)	—	(32,075)
Other	2,831	—	—	—	2,831
Equity in income of subsidiaries	(14,628)	(66)	—	14,694	—

Income (loss) before taxes	(42,629)	11,945	(23,645)	17,108	(37,221)
Provision (benefit) for income taxes	(8,058)	3,478	(6,982)	851	(10,711)

Income (loss) from continuing operations	(34,571)	8,467	(16,663)	16,257	(26,510)
Loss from discontinued operations, net of tax	—	(2,972)	(5,089)	—	(8,061)

Net (loss) income	$(34,571)	$5,495	$(21,752)	$16,257	$(34,571)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(26,268)	$17,754	$(22,545)	$—	$(31,059)
Investing activities:
Capital expenditures	—	(13,885)	(3,287)	—	(17,172)
Deposit on the sale of real estate	—	—	12,583	—	12,583
Proceeds from sale of property, plant and equipment	—	3	12,282	—	12,285

Net cash provided by (used in) investing activities	—	(13,882)	21,578	—	7,696

Financing activities:
Net change in revolving line of credit	30,050	—	—	—	30,050
Long-term debt payments	(1,074)	(17)	—	—	(1,091)
Return of internal capital	—	(1,499)	1,499	—	—
Purchases and retirement of common stock	(110)	—	—	—	(110)
Dividends paid	(2,795)	—	—	—	(2,795)

Net cash provided by (used in) financing activities	26,071	(1,516)	1,499	—	26,054

Effect of exchange rate changes on cash	197		(17)	—	180

Net change in cash and cash equivalents	—	2,356	515	—	2,871
Cash and cash equivalents at beginning of period	—	8,315	912	—	9,227

Cash and cash equivalents at end of period	$—	$10,671	$1,427	$—	$12,098

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2007

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,808	$25,960	$(23,374)	$(5,779)	$(385)
Investing activities:
Capital expenditures	—	(20,787)	(7,259)	—	(28,046)
Proceeds from sale of property, plant and equipment	—	1,500	64,302	—	65,802

Net cash (used in) investing activities	—	(19,287)	57,043	—	37,756

Financing activities:
Net change in revolving line of credit	20,100	—	6,828	—	26,928
Proceeds from notes payable to affiliates	126,562	—	(132,324)	5,762	—
Long-term debt payments	(146,007)	(55)	(75)	—	(146,137)
Proceeds from lease financing	—	—	95,865	—	95,865
Purchases and retirement of common stock	(684)	—	—	—	(684)
Dividends paid	(2,779)	—	—	—	(2,779)

Net cash used in financing activities	(2,808)	(55)	(29,706)	5,762	(26,807)

Effect of exchange rate changes on cash	—	—	(185)	17	(168)

Net change in cash and cash equivalents	—	6,618	3,778	—	10,396
Cash and cash equivalents at beginning of period	—	11,399	(1,758)	—	9,641

Cash and cash equivalents at end of period	$—	$18,017	$2,020	$—	$20,037

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading, integrated North American manufacturer of two chemical lines, chlorovinyls and aromatics, and manufacturer of vinyl-based building and home improvement products. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. Our vinyl- based building and home improvement products, marketed under Royal Group brands, include window and door profiles, mouldings, siding, pipe and pipe fittings, and deck, fence and rail.

        We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls products; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics products.

Sale of Business

        On March 31, 2008, we sold the assets and operations of our outdoor storage buildings business that was previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million.

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the three months ended March 31, 2008 and 2007, and the percentage of net sales of each line item for the three months presented.

	Three months ended
(Dollars in millions)
	March 31, 2008		March 31, 2007
Net sales	$712.5	100.0%	$713.7	100.0%
Cost of sales	683.4	95.9	663.6	93.0

Gross margin	29.1	4.1	50.1	7.0
Selling, general, and administrative expenses	47.8	6.7	57.5	8.0
Asset impairment, exit costs and other, net	26.1	3.7	0.6	0.1

Operating loss from continuing operations	(44.8)	(6.3)	(8.0)	(1.1)
Interest expense, net	32.6	4.6	32.1	4.5
Foreign exchange (gain) loss	0.2	0.0	(2.8)	(0.4)
Benefit from income taxes	(8.1)	(1.1)	(10.7)	(1.5)

Loss from continuing operations	(69.5)	(9.8)	(26.6)	(3.7)
Loss from discontinued operations, net of tax	—	—	(8.0)	(1.1)

Net loss	$(69.5)	(9.8)%	$(34.6)	(4.8)%

        The following table sets forth certain financial data by reportable segment for the three months ended March 31, 2008 and 2007, and the percentage of total net sales or gross margin by segment for each line item.

	Three months ended
(Dollars in millions)
	March 31, 2008		March 31, 2007
Net sales
Chlorovinyls	$341.2	47.9%	$329.6	46.2%
Window and door profiles and mouldings products	85.8	12.0	97.6	13.7
Outdoor building products	97.5	13.7	107.6	15.1
Aromatics	188.0	26.4	178.9	25.0

Total net sales	$712.5	100.0%	$713.7	100.0%

Gross margin
Chlorovinyls	$24.3	7.1%	$22.3	6.8%
Window and door profiles and mouldings products	0.4	0.5	7.6	7.8
Outdoor building products	3.2	3.3	11.3	10.5
Aromatics	1.2	0.6	6.4	3.6

Total gross margin	$29.1	4.1%	$50.1	7.0%

Three Months Ended March 31, 2008, Compared With Three Months Ended March 31, 2007

        Net Sales.    For the three months ended March 31, 2008, net sales totaled $712.5 million, a slight decrease compared to $713.7 million for the same quarter last year. This slight decrease was primarily a result of a decrease in our overall sales volume of 13 percent offset by an increase in our overall net sales prices of 15 percent. Our overall sales volume decrease is mainly attributable to a decrease in demand for vinyl resins and compounds as North American residential housing permits decreased 36 percent from first quarter of 2007 to the first quarter of this year. Our overall average sales price increase is primarily a result of increases in the prices of vinyl resins and compounds, caustic soda and our aromatics products and a favorable currency impact. The sales price increases reflect higher costs for our raw materials and natural gas.

        Chlorovinyls segment net sales totaled $341.2 million for the three months ended March 31, 2008, a increase of 4 percent compared with net sales of $329.6 million for the same period last year. Our overall average sales prices increased by 23 percent, primarily as a result of increases in the prices of vinyl resins of 33 percent and caustic soda of 47 percent. The vinyl resins sale price increase reflects higher prices for the feedstock ethylene and natural gas. The caustic soda price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. Our overall chlorovinyls sales volumes were down 16 percent primarily as a result of the decrease in demand for vinyl resins of 25 percent and vinyl compounds of 15 percent. Our vinyl resins sales volume decrease reflects a decrease in domestic sales as a result of a decrease in demand and a rationalization of low margin customers, offset partially by an increase in exports. North American vinyl resin industry sales volume declined 6 percent as a result of the domestic sales volume decrease of 13 percent, reflecting the decline in U.S. housing, offset partially by an increase in exports of 71 percent.

        Window and door profiles and mouldings products segment net sales totaled $85.8 million for the three months ended March 31, 2008, a decrease of 12 percent (17 percent decrease on a constant currency basis) compared to $97.6 million for the same period last year. Our overall sales volumes decreased 7 percent. North American vinyl resin extruded window and doors industry sales volumes declined about 3 percent reflecting the decline in U.S. housing. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the first quarter of 2008, our window and door profiles and mouldings segment generated about 62 percent of its revenue in the U. S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $97.5 million for the three months ended March 31, 2008, a decrease of 9 percent (17 percent decrease on a constant currency basis) compared to $107.6 million for the same period last year. Our overall sales volumes decreased 16 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 19 percent reflecting the decline in U.S. housing. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the first quarter of 2008, our outdoor building segment generated about 38 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $188.0 million for the three months ended March 31, 2008, an increase of 5 percent compared to $178.9 million for the first quarter of 2007. Our overall average sales prices increased 13 percent as a result of increases in the prices of cumene of 11 percent, phenol of 5 percent and acetone of 14 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. The North American phenol industry operating rate was approximately 85 percent for the first three months of 2008, or about flat with the same period last year. The North American cumene industry operating rate was approximately 75 percent during first quarter of 2008, or about 4 percent lower than the same period last year. Our overall aromatics sales volumes decreased 7 percent as a result of a 26 percent decline in cumene sales offset partially by phenol and acetone sales volume increases of 16 percent and 18 percent, respectively. The cumene sales volume decrease reflects the loss of additional sales in the first quarter 2007 resulting from several competitors' unscheduled plant outages along with a strong export market.

        Gross Margin.    Total gross margin decreased from 7 percent of sales for the three months ended March 31, 2007, to 4 percent of sales for the three months ended March 31, 2008. This $21.0 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 69 percent and 20 percent, respectively, from the first quarter of 2007 to the first quarter of 2008. As part of our cost savings programs, we have reduced our labor cost related to cost of sales by $6.1 million compared to the same quarter last year.

        Chlorovinyls segment gross margin was about 7 percent of sales for the three months ended March 31, 2008 and 2007. This $2.0 million increase primarily reflects an increase in overall sales prices offset partially by decreases in sales volumes for most of our chlorovinyls products and increases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs in the first quarter of 2008 increased 39 percent compared to same quarter of 2007. Our chlorovinyls operating rate decreased from about 79 percent for the first quarter of 2007 to about 68 percent for the first quarter of 2008. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant which has a 500 million pound annualized capacity and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin decreased from 8 percent of sales for the three months ended March 31, 2007 to 0.5 percent of sales for the three months ended March 31, 2008. This $7.2 million decrease primarily reflects decreases in sales prices and volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 34 percent from the first quarter of 2007 to the first quarter of 2008.

        Outdoor building products segment gross margin decreased from 11 percent of sales for the three months ended March 31, 2007, to 3 percent of sales for the three months ended March 31, 2008. This $8.1 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs.

The industry price of vinyl resins, this segment's primary raw material, increased about 34 percent from the first quarter of 2007 to the first quarter of 2008.

        Aromatics segment gross margin decreased from 3.6 percent of sales for three months ended March 31, 2007, to 0.6 percent of sales for the three months ended March 31, 2008. This $5.2 million decrease from the same quarter last year is due primarily to decreases in sales volumes and increases in our raw materials costs which more than offset increases in our sales prices for all of our aromatics products. Overall raw material costs increased 12 percent primarily as a result of increases in benzene and propylene costs from the first quarter of 2007 to the first quarter of 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $47.8 million for the three months ended March 31, 2008, an 18 percent decrease from the $57.5 million for the three months ended March 31, 2007. This $9.7 million decrease reflects a decrease in share-based compensation expense of $4.4 million, labor cost of $3.6 million and legal and professional fees of $2.0 million. The decreases in selling, general and administrative expenses were offset by an unfavorable currency effect of about $4.3 million as the U.S. dollar weakened against the Canadian dollar during the three months ended March 31, 2008 compared to the same period in the prior year.

        Asset impairment, exit costs and other, net.    In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant and operations were ceased. In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in an additional $15.6 million charge in the three months ended March 31, 2008. We also incurred a loss on disposition of outdoor storage buildings business of $4.6 million, a loss on the sale of real estate of $3.3 million and severance and other costs of $2.6 million. For the three months ended March 31, 2007, there were $0.6 million of costs related to severance, restructing and other exit costs reflected in the condensed consolidated statement of operations (see Note 10).

        Interest Expense, Net.    Interest expense, net increased to $32.6 million for the three months ended March 31, 2008, from $32.1 million for the three months ended March 31, 2007. This increase of $0.5 million was primarily attributable to lower capitalized interest on property, plant and equipment construction in progress offset by lower overall debt balances and interest rates during the first quarter of 2008 compared to the same quarter last year.

        Benefit for Income Taxes.    The benefit for income taxes from continuing operations was $8.1 million for the three months ended March 31, 2008, compared with $10.7 million for the three months ended March 31, 2007. The decrease in the benefit for income taxes primarily resulted from a $40.4 million increase in the pre-tax loss offset by the reversal of the $9.2 million of FIN 48 (as defined below) accrued interest and valuation allowances due to the settlement of the Quebec Trust tax assessment and losses no longer benefited in Canada. Our effective tax rate for continuing operations for the quarters ended March 31, 2008 and 2007 was 10 percent and 29 percent, respectively. The difference in the rates was primarily due to the routine accrual of interest on Financial Accounting Standards Board Interpretation No. 48 ("FIN 48") liabilities, the reversal of interest accrued on the Quebec tax trust settlement, (described below) and a portion of our valuation allowance or deferred tax assets in Canada, which was realized as a result of the Quebec Trust Settlement.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million

("Quebec tax settlement"). We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million, a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to obtain the release of a letter of credit in favor of the trustee for the Quebec Trust for C$44.0 million

        Loss from Discontinued Operations.    Subsequent to the Royal Group acquisition on October 3, 2006, we began to exit several non-core businesses. Certain businesses qualified as discontinued operations under generally accepted accounting principles. There was no activity in our discontinued operations for the three months ended March 31, 2008, compared with a net loss of $8.1 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

        During the three months ended March 31, 2008, we generated cash of $24.8 million from the sale of non-core operations and assets, which we plan to use to reduce our term loan debt. In addition, we reached a settlement with respect to the province of Quebec's assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. The settlement resulted in a payment by us of $20.1 million.

        Operating Activities.    For the three months ended March 31, 2008, we used $31.1 million of cash from continuing operating activities as compared with $0.8 million for the three months ended March 31, 2007. The decrease in cash flow from operations of $30.3 million from the first quarter of 2008 to the first quarter of 2007 was due primarily to a higher net loss and payments related to the Quebec tax settlement. Net loss increased primarily due to the permanent shut-down of our Oklahoma City vinyl resin plant, which increased our non-cash provision for asset impairment by $15.6 million, offset by a reversal of tax expense related to the Quebec tax settlement of $9.2 million. The major uses of cash during the three months ended March 31, 2008 were a $20.1 million payment related to the Quebec tax settlement and our net loss of $69.5 million. The major sources of cash during the three months ended March 31, 2008 were a reduction in working capital of $30.6 million. A major source of cash flow for the first three months of 2007 was the $11.0 million increase in the interest sold in our trade receivables, while there was no change in the interest sold in our trade receivables during the three months ended March 31, 2008. Our accounts receivable days sales outstanding improved at March 31, 2008 to 46 days compared to 52 days at March 31, 2007. Total working capital at March 31, 2008 was $170.2 million compared to $200.7 million at December 31, 2007. The current portion of long-term debt of $77.5 million as of March 31, 2008, accounted for the majority of the difference in working capital between quarters. Other significant changes in working capital for 2008 included an increase in inventories and accounts payable. The inventories and accounts payable increases are a result of higher raw material usage and prices.

        Investing Activities.    Net cash provided from investing activities was $7.7 million for the three months ended March 31, 2008, compared to net cash provided of $37.8 million for the same period last year primarily reflecting non-core asset divestures during the first three months of 2007. During the first three months of 2008, we received cash proceeds of $12.3 million primarily from the sale of our outdoor storage buildings business. We also received $12.6 million related to a contingent real estate sale. The sale is contingent on the buyer satisfying certain property zoning conditions. We expect the contingency to be resolved by June 2008. During the first three months of 2007, we received cash proceeds from sales of property, plant and equipment, assets held for sale and discontinued operations of $65.8 million primarily related to the sales of Royal Group's corporate headquarters and two manufacturing facilities located in Vaughan, Ontario. The $10.9 million decrease in capital expenditures compared to the three months ended March 31, 2007 was attributable to the completion of our Plaquemine, Louisiana vinyl resin expansion project in the latter part of 2007.

        Financing Activities.    Cash provided from financing activities was $26.1 million for the three months ended March 31, 2008, as compared to cash used of $26.8 million for the same period last year. During the three months ended March 31, 2008, we drew down $30.1 million under our revolving credit facility. During the first three months of 2007, we received $95.9 million from sale-leaseback transactions accounted for as financings. These sale-leaseback property transactions primarily related to the sale-leaseback of four Royal Group manufacturing facilities located in Vaughan, Ontario.

        On March 31, 2008, our balance sheet debt consisted of $423.2 million of term debt and $50.0 million of borrowings under our revolving credit facilities under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5 percent senior notes due 2014, $200.0 million of unsecured 10.75 percent senior subordinated notes due 2016, $108.4 million of sale-leaseback financing obligations and $31.0 million in other debt. At March 31, 2008, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and, net of outstanding letters of credit of $64.6 million and current borrowings of $50.0 million, we have remaining availability under the revolving credit facility of $260.4 million. Letters of credit under our revolving credit facility mainly decreased related to the Quebec tax settlement as a result of which a C$44.0 million letter of credit was released. Over the next twelve months, we expect to pay off $77.5 million of borrowings under our senior secured credit facility, including $50.0 million on our revolver and $27.5 million of principal on our tranche B term loan, $4.0 million of which we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        Covenants and Restrictions.    Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and to decrease our interest coverage ratio throughout the term of the agreement. In addition, this third amendment reduced our capital expenditures limitation to $100.0 million in 2007, $90.0 million in 2008 and $135.0 million in 2009. As of March 31, 2008, we were in compliance with all necessary financial covenants under our senior secured credit facility. Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of non-core assets, tax refunds, working capital reduction initiatives, other non-operating transactions, the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $12.1 million and the availability to borrow an additional $260.4 million under the revolving credit facility at March 31, 2008, we will have adequate funds to make required payments of principal and interest on our debt, meet certain restrictive covenants that require us to maintain certain financial ratios, and fund our working capital and capital expenditure requirements through 2008. However, if our assumptions regarding our operations, future level of debt repayment, asset sales, and other non-operating transactions prove to be incorrect, we may not be able to meet the restrictive covenants and maintain compliance with certain financial ratios particularly with the tightening of the covenants and ratios in the future. In that event, we would attempt to obtain waivers or covenant relief from our lenders or we would attempt to refinance our debt. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

        We conduct our business operations through our wholly owned subsidiaries as reflected in the consolidated financial statements. As we are essentially a holding company, we must rely on distributions, loans and other intercompany cash flows from our wholly owned subsidiaries to generate the funds necessary to satisfy the repayment of our existing debt. Provisions in the senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes limit payments of dividends, distributions, loans or advances to us by our subsidiaries.

        During each of the first three months of 2008 and 2007, we paid quarterly dividends of $0.08 per share, or $2.8 million.

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at each of March 31, 2008 and December 31, 2007 was $147.0 million.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization set forth in the related agreements. As of March 31, 2008, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2007 can be found in our 2007 Annual Report on Form 10-K. Our contractual obligations at March 31, 2008, have decreased by approximately $454.0 million or 6 percent since December 31, 2007. The decrease from December 31, 2007 primarily related to the following: a $346.6 million decrease in our feedstocks included in our purchase obligations mainly due to usage during the current quarter; a $46.1 million decrease in uncertain income tax positions related to the Quebec tax settlement; and a decrease on long-term debt interest primarily from lower interest rates.

Outlook

        We expect that 2008 will be another challenging year to us, given the significant downturn in United States housing and construction activity. The year began with a slow start due the most severe winter weather conditions experienced in decades in the Northern United States and Canada. This severe winter weather delayed the normal spring construction season and demand for our products.

        The levels of new residential construction and remodeling activity in North America are some of the primary drivers of demand for our vinyl resins and vinyl compounds, as well as the building and home improvement products we manufacture. The total housing starts were 1.34 million in 2007, on an annualized basis, and the projections for 2008 have continued to deteriorate from the time we filed our 2007 annual report on Form 10-K decreasing from that projection of 1.07 million to the current projection of 986 thousand, on an annualized basis, according to the National Association of Home Builders (NAHB/HousingEconomics.com) as of March 21, 2008. In addition, the projection for home improvement spending activity for 2008 has declined since our 2007 Form 10-K filing, from a decrease from 2007 levels of 2.6 percent to the current projection of an overall decrease of 4.8 percent, on an annualized basis, according to The Harvard Joint Center for Housing Studies (first quarter of 2008 report). These projections reflect the tight mortgage credit environment, current high inventory levels of new homes and the reluctance of homeowners to spend money improving their homes due to existing housing price deterioration.

        Independent projections of demand and supply for specific home improvement products are not readily available. However, it is expected that sales of our building and home improvement products in 2008 will be impacted by the current downturn in U.S. home building and renovation activity. We believe this will be mitigated somewhat by our participation in the currently less volatile Canadian home building and renovations market.

        Our largest product, by volume, in our chlorovinyls segment is vinyl resins. Chemical Data Inc. ("CDI,"), an industry trade publication, currently projects that North American industry operating rates for vinyl resins will decrease from 87 percent in 2007 to 82 percent in 2008. The projected decline reflects weak demand due to the continuing decline in the U.S. housing and construction activity, as well as significant new industry capacity coming on line. The cost of ethylene, which is the primary raw material in the production of vinyl resin, is expected to increase in 2008, principally as a result of increasing feedstock costs. At the time of our 2007 Form 10-K filing, CDI projected that ethylene costs would increase by 10 percent in 2008 compared to 2007 and in April CDI's revised projection reflects that ethylene costs will increase by over 30 percent in 2008 compared to 2007. Typically, in periods of high operating rates, industry vinyl resin producers recover higher ethylene costs through price increases. However, with the forecasted industry operating rates, there can be no assurance that price increases can fully offset the projected higher ethylene costs. Two legacy Royal Group vinyl resin purchase contracts with third parties expired during the first quarter of 2008, which allows us to utilize more internally produced vinyl resin in the downstream home building and improvement products we manufacture, which should help mitigate somewhat the expected weak demand for vinyl resins in 2008.

        During 2007, we initiated a number of programs to penetrate new geographic markets and introduce new products. Furthermore, we have pursued a number of cost savings programs to help mitigate difficult market conditions. During 2007 and the first quarter of 2008, we have continued to execute our strategy of divesting non-core, under-performing business units we acquired in the Royal Group acquisition. As a result of these divestitures, as well as process improvement initiatives, consolidated employee headcount has been reduced by over 21 percent since we acquired Royal Group, and consolidated Canadian manufacturing space has been reduced by 800,000 square feet.

        We continuously monitor our capacity utilizations and cost structure and adjust accordingly to current market conditions. Consequently, we have made the decision to shut down our 500 million pound annualized capacity vinyl resin manufacturing facility in Oklahoma City, Oklahoma. In May of 2008 we have temporarily idled our 450 million pound annualized capacity vinyl resin facility in Sarnia and will utilize this plant as our swing plant to match market demand. If market conditions continue to deteriorate, we may have to further reduce manufacturing capacity and implement additional footprint reduction initiatives.

        Management remains focused on targeted market share gains, as well as cost, working capital and debt reduction programs. Our goal is to pay down at least $125.0 million of long-term debt during 2008 with proceeds from sales of real property, sales of non-core assets, tax refunds, cash from operations and working capital reduction initiatives. Assuming these initiatives are successful, we expect to earn a higher level of EBITDA in 2008 than we did in 2007. However, we now anticipate that a more significant portion of the expected higher 2008 EBITDA will come from gains on the sales of non-core assets in light of first quarter results and the worsening projections for our markets in 2008.

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

  •
  changes in the general economy;

  •
  our ability to penetrate new geographic markets and introduce new products;

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

        During the quarter ended March 31, 2008, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to our exposure to market risk during the quarter ended March 31, 2008.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of March 31, 2008.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        In October 2004, the United States Environmental Protection Agency ("USEPA"), notified us that we have been identified as a Potentially Responsible Party ("PRP"), for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we would be required to pay approximately $64,000 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement must still be signed by USEPA officials, and then filed with, and approved by, a federal district court.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it has identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that settled USEPA's enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by a federal district court in Atlanta, Georgia. Under the consent decree, we are required to, among other things, pay a $610,000 fine, which was paid in March 2008, and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        Royal Group and certain of its former officers and former board members were named defendants in two shareholder class action lawsuits in the United States District Court for the Southern District of New York and the Ontario Superior Court of Justice concerning, among other things, alleged inadequate disclosure to shareholders during the cumulative period of February 26, 1998 and October 18, 2004 of related party transactions. In March 2007, Royal Group entered into a stipulation and agreement of settlement with the respective plaintiffs in each case, after a mediation process among Royal Group and the plaintiffs, for the full settlement of all claims raised in those actions against Royal Group and all of the defendants on behalf of class members in return for the payment of Canadian dollar $9.0 million towards a global settlement fund by Royal Group and its insurer. Following execution of the stipulation and agreement of settlement, Royal Group paid the Canadian dollar $9.0 million settlement amount in cash into escrow. The settlement was conditional upon, among other things, approval by both the Ontario Superior Court of Justice and United States District Court for the Southern District of New York and the corresponding orders approving the settlement becoming final. By order dated December 17, 2007, the Ontario Superior Court of Justice approved the settlement and subject to all conditions to the stipulations and settlement agreement being satisfied, including final approval of the settlement by the United States District Court for the Southern District of New York, dismissed the Ontario action. The United States District Court for the Southern District of New York approved a settlement at a hearing on March 6, 2008. The settlement contains no admission of wrongdoing by Royal Group or any of the other defendants.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1–January 31, 2008	—	$—
February 1–February 29, 2008	16,472	6.67
March 1–March 31, 2008	—	—

Total	16,472	$6.67

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

Item 6.    EXHIBITS

Exhibits
3(i)	Certificate of Incorporation
10.1	Compensatory arrangements with Gregory C. Thompson
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: May 8, 2008	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2008	/s/ GREGORY C. THOMPSON Gregory C. Thompson Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED MARCH 31, 2008 INDEX
  PART I. FINANCIAL INFORMATION.
  Item 1. FINANCIAL STATEMENTS.
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
GEORGIA GULF CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 4. CONTROLS AND PROCEDURES.
  PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS.
  Item 1A. RISK FACTORS.
  Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  Item 6. EXHIBITS
SIGNATURES