Form 10-Q
period 2008-06-30
GEORGIA GULF CORP /DE/
filed 2008-08-08
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2008
Common Stock, $0.01 par value	34,475,867

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2008

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$12,584	$9,227
Receivables, net of allowance for doubtful accounts of $8,778 in 2008 and $12,815 in 2007	284,587	211,613
Inventories	342,379	366,545
Prepaid expenses	21,095	19,999
Income tax receivables	14,811	15,837
Deferred income taxes	26,430	25,049

Total current assets	701,886	648,270
Property, plant and equipment, net	899,103	967,188
Goodwill	261,512	282,282
Intangible assets, net of accumulated amortization of $8,553 in 2008 and $6,147 in 2007	72,302	75,789
Other assets, net	184,581	196,262
Non-current assets held for sale	1,088	31,873

Total assets	$2,120,472	$2,201,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$154,859	$24,209
Accounts payable	220,511	232,477
Interest payable	17,572	17,752
Income taxes payable	2,590	1,094
Accrued compensation	19,100	32,882
Liability for unrecognized income tax benefits and other tax reserves	33,820	79,431
Other accrued liabilities	60,308	59,680

Total current liabilities	508,760	447,525
Long-term debt	1,266,528	1,357,799
Liability for unrecognized income tax benefits	39,205	37,874
Deferred income taxes	129,769	134,464
Other non-current liabilities	35,680	27,201

Total liabilities	1,979,942	2,004,863

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,475,867 in 2008 and 34,392,370 in 2007	345	344
Additional paid-in capital	103,969	103,238
Retained (deficit) earnings	(2,413)	44,730
Accumulated other comprehensive income, net of tax	38,629	48,489

Total stockholders' equity	140,530	196,801

Total liabilities and stockholders' equity	$2,120,472	$2,201,664

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$849,843	$851,865	$1,562,304	$1,565,561
Operating costs and expenses:
Cost of sales	777,767	760,463	1,461,153	1,424,020
Selling, general and administrative expenses	38,606	56,498	86,363	113,989
Asset gains, impairment, exit costs and other, net	(29,632)	2,514	(3,547)	3,140

Total operating costs and expenses	786,741	819,475	1,543,969	1,541,149

Operating income	63,102	32,390	18,335	24,412
Interest expense, net	(33,237)	(33,382)	(65,876)	(65,456)
Foreign exchange gain	1,447	2,679	1,279	5,510

Income (loss) from continuing operations before income taxes	31,312	1,687	(46,262)	(35,534)
Provision (benefit) for income taxes	3,371	3,561	(4,711)	(7,150)

Income (loss) from continuing operations	27,941	(1,874)	(41,551)	(28,384)
Loss from discontinued operations, net of tax	—	(2,346)	—	(10,407)

Net income (loss)	$27,941	$(4,220)	$(41,551)	$(38,791)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.81	$(0.05)	$(1.21)	$(0.83)
Loss from discontinued operations	—	(0.07)	—	(0.30)

Net income (loss)	$0.81	$(0.12)	$(1.21)	$(1.13)

Diluted:
Income (loss) from continuing operations	$0.80	$(0.05)	$(1.21)	$(0.83)
Loss from discontinued operations	—	(0.07)	—	(0.30)

Net income (loss)	$0.80	$(0.12)	$(1.21)	$(1.13)

Weighted average common shares:
Basic	34,476	34,359	34,439	34,332
Diluted	34,713	34,359	34,439	34,332

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(41,551)	$(38,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,024	73,541
Foreign exchange gain	—	(5,170)
Deferred income taxes	247	(11,383)
Tax deficiency related to stock plans	(846)	(661)
Stock based compensation	1,688	7,654
Long-lived asset impairment charges	19,323	—
Net (gain) loss on sale of property, plant and equipment, and assets held for sale	(26,246)	2,008
Other non-cash items	(2,155)	6,685
Change in operating assets, liabilities and other	(86,329)	(61,159)
Payment of Quebec trust tax settlement	(20,073)	—

Net cash used in operating activities from continuing operations	(79,918)	(27,276)
Net cash provided by operating activities from discontinued operations	—	398

Net cash used in operating activities	(79,918)	(26,878)

Cash flows from investing activities:
Capital expenditures	(31,678)	(53,867)
Proceeds from sale of property, plant and equipment, and assets held-for sale	77,794	74,472

Net cash provided by investing activities	46,116	20,605

Cash flows from financing activities:
Net change in revolving line of credit	115,366	63,505
Repayment of long-term debt	(72,078)	(151,426)
Proceeds from lease financing	—	95,865
Purchases and retirement of common stock	(110)	(684)
Dividends paid	(5,588)	(5,555)

Net cash provided by financing activities	37,590	1,705
Effect of exchange rate changes on cash and cash equivalents	(431)	(203)

Net change in cash and cash equivalents	3,357	(4,771)
Cash and cash equivalents at beginning of period	9,227	9,641

Cash and cash equivalents at end of period	$12,584	$4,870

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the significant accounting policies followed by us during the three and six month periods ended June 30, 2008.

         Reclassification.    Certain prior period balances have been reclassified to conform to the current year presentation. The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 included approximately $8.7 million of other non-cash items that were previously included in change in operating assets, liabilities and other. Additionally, for the three and six months ended June 30, 2007, there were costs of $2.5 million and $3.1 million, respectively, related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to asset gain, impairment, exit costs and other, net to conform with current period presentation.

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

        On September 7, 2006, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require us to recognize a liability for the discounted future benefit obligation that we will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when we own and control all incidents of ownership of the underlying policies. The conclusion reached is consistent with that of EITF 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF Issue No. 06-4 and No. 06-10 are effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-4 and No. 06-10 on January 1, 2008 did not have a material impact on our consolidated financial statements.

        On June 14, 2007, the EITF reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share- Based Payment Awards, which states that an entity should recognize a realized tax benefit associated with dividends on affected securities charged to retained earnings as an increase in additional paid-in capital ("APIC"). The amount recognized in APIC should be included in the APIC pool. When an entity's estimate of forfeitures increases or actual forfeitures exceed its income, the amount reclassified is limited to the APIC pool balance on the reclassification date. EITF Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. The adoption of EITF Issue No. 06-11 on January 1, 2008 did not have a material impact on our consolidated financial statements.

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

        To address questions received by the FASB staff regarding FASB Interpretation 39 (the "Interpretation"), Offsetting Amounts Related to Certain Contracts, the FASB issued FSP FIN 39-1 ("FSP 39-1"). The Interpretation specifies what conditions must be met for an entity to have the right to offset assets and liabilities in the balance sheet and clarifies when it is appropriate to offset amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The Interpretation also permits offsetting of fair value amounts recognized for derivative contracts executed with the same counter-party under the master netting arrangement. FSP 39-1 amends certain portions of the Interpretation by replacing the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" as defined in SFAS No. 133. FSP 39-1 also amends the Interpretation by allowing the offsetting of fair value amounts for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against fair value amounts recognized for derivative instruments executed with the same counter party under the same master netting arrangement. FSP 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The adoption of FSP 39-1 on January 1, 2008 did not have a material impact on our consolidated financial statements.

        The FASB recently completed the second phase of the multiphase project to reconsider the accounting for business combinations. The first phase resulted in the issuing of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. In connection with the second phase the FASB has issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51. These statements will require more assets and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value in each subsequent period; an acquirer in preacquisition periods to expense all acquisition-related costs; and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Additionally, SFAS No. 141(R) will require, subsequent to the acquisition period, changes in the valuation allowances for deferred taxes, and liabilities for unrecognized tax benefits related to an acquisition to be recognized as a part of income tax expense. Both statements are effective for fiscal years beginning on or after

December 15, 2008. The FASB does not permit early adoption. We are currently evaluating the impact, if any, of both statements on our financial position and results of operations.

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

        On April 25, 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        On May 9, 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles, ("SFAS No. 162"). SFAS No. 162 reorganizes the generally accepted accounting principles ("GAAP") hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission's ("SEC's") approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

        On June 16, 2008, the FASB issued FSP EITF No. 03-6-1, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings Per Share. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the awards. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        In June 2008, the EITF reached a consensus on EITF Issue No. 08-3 Accounting by Lessees for Maintenance Deposits Under Lease Arrangements. EITF Issue No. 08-3 resolves that all nonrefundable maintenance deposits that are contractually and substantively related to maintenance of the leased asset are accounted for as deposit assets. The lessee's deposit asset is expensed or capitalized as part of a fixed asset (depending on the lessee's maintenance accounting policy) when the underlying maintenance is performed. When the lessee determines that it is less than probable that an amount on deposit will be returned to the lessee (and thus no longer meets the definition of an asset), the lessee must recognize an additional expense for that amount. EITF Issue No. 08-3 is effective for fiscal years beginning after December 15, 2008 and must be applied by recognizing the cumulative effect of the change in accounting principle in the opening balance of retained earnings as of the beginning of the fiscal year in which this

EITF issue is initially applied. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

3.     DISCONTINUED OPERATIONS, ASSETS HELD-FOR-SALE AND DIVESTITURES

         Discontinued Operations—Outdoor Building Products Segment.    As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building products segment. Discontinued operations had no activity for the three and six months ended June 30, 2008. The results of all discontinued operations in our outdoor building products segment for the three and six months ended June 30, 2007 were as follows:

In thousands	Three months ended June 30, 2007	Six months ended June 30, 2007
Net sales	$3,618	$16,758
Operating loss from discontinued operations	$(2,894)	$(13,183)
Benefit from income taxes	548	2,776

Total loss from discontinued operations	$(2,346)	$(10,407)

        There were no assets of discontinued operations in our outdoor building products segment as of June 30, 2008. The assets of the discontinued operations in our outdoor building products segment as of December 31, 2007, consisted of $2.9 million of property, plant and equipment and are included in non-current assets held for sale on the accompanying condensed consolidated balance sheet.

         Assets Held-For-Sale.    As part of our strategic plan, we also continue to sell certain non-core assets and businesses. Assets held for sale include U.S. real estate totaling $1.1 million at June 30, 2008 and Canadian and U.S. real estate totaling $29.0 million at December 31, 2007. In June 2008, we sold property for $3.2 million and received $1.2 million in cash and a short-term note for $2.0 million. In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions. The contingency was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008 and is included in asset gains, impairment, exit costs and other, net in the accompanying condensed consolidated financial statements. See Note 10.

         Divestitures.    In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. In March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million. In addition, we sold the land and building from our Winnipeg, Manitoba Window and Door Profiles business for $4.5 million in March 2008. See Note 10.

4.     RESTRUCTURING ACTIVITIES

        In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain duplicative activities, focus our resources on operations with future growth opportunities and reduce our cost structure. In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. Pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation. At June 30, 2008 and December 31, 2007, we had a remaining liability of approximately $0.1 million and $1.0 million, respectively. This liability is included in other accrued liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2008, cash payments and adjustments to the accrual of $0.3 million and $0.9 million were made under this plan, respectively. A summary of our restructuring activities by reportable segment for the three and six months ended June 30, 2007 follows:

In thousands	Balance at March 31, 2007	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2007
Chlorovinyls
Involuntary termination benefits	$1,159	$(710)	$384	$833
Window and door profiles and mouldings products
Involuntary termination benefits	2,695	(1,361)	2,616	3,950
Outdoor building products
Involuntary termination benefits	6,221	(1,619)	(2,427)	2,175
Unallocated and other
Involuntary termination benefits	3,975	(2,385)	1,795	3,385

Total	$14,050	$(6,075)	$2,368	$10,343

In thousands	Balance at December 31, 2006	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2007
Chlorovinyls
Involuntary termination benefits	$1,468	$(1,038)	$403	$833
Window and door profiles and mouldings products
Involuntary termination benefits	3,293	(2,005)	2,662	3,950
Outdoor building products
Involuntary termination benefits	10,729	(6,250)	(2,304)	2,175
Unallocated and other
Involuntary termination benefits	5,897	(4,358)	1,846	3,385

Total	$21,387	$(13,651)	$2,607	$10,343

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma polyvinyl chloride ("PVC" or "vinyl resin") plant. The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment, resulting in a $15.6 million impairment charge in the three months ended March 31, 2008. Additionally, we incurred $1.2 million during the three months ended June 30, 2008 in connection with plant closing costs consisting primarily of shut-down costs and severance costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. All of the above mentioned charges are included in asset gains, impairment, exit costs and other, net on the condensed consolidated statement of operations for the six months ended June 30, 2008. See Note 10.

5.     ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization agreement expires on September 18, 2009. At June 30, 2008 and December 31, 2007, the unpaid balance of accounts receivable in the defined pool was approximately $282.8 million and $244.2 million, respectively. The balances of receivables sold were $154.0 million and $147.0 million as of June 30, 2008 and December 31, 2007, respectively.

6.     INVENTORIES

        The major classes of inventories were as follows:

In thousands	June 30, 2008	December 31, 2007
Work-in-progress and raw materials	$155,870	$153,256
Finished goods	186,509	213,289

Total inventories	$342,379	$366,545

7.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

In thousands	June 30, 2008	December 31, 2007
Machinery and equipment	$1,380,832	$1,437,902
Land and land improvements	97,629	99,364
Buildings	219,539	231,290
Construction-in-progress	47,582	27,875

Property, plant and equipment, at cost	1,745,582	1,796,431
Accumulated depreciation	846,479	829,243

Property, plant and equipment, net	$899,103	$967,188

8.     OTHER ASSETS, NET AND OTHER INTANGIBLE ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

In thousands	June 30, 2008	December 31, 2007
Advances for long-term purchase contracts	$94,400	$99,789
Investment in joint ventures	17,751	20,308
Debt issuance costs	33,314	36,316
Prepaid pension costs	28,507	28,867
Long-term receivables	6,758	6,263
Other	3,851	4,719

Total other assets, net	$184,581	$196,262

         Indefinite-lived intangible assets-trade names.    At June 30, 2008 and December 31, 2007, we have trade name assets related to the acquisition of Royal Group of $11.0 million and $11.2 million, respectively, with the change resulting from foreign currency translation adjustments.

         Goodwill.    At June 30, 2008 and December 31, 2007, we have goodwill primarily related to the acquisition of Royal Group of $261.5 million and $282.3 million, respectively, with the change resulting from a decrease of $16.5 million as a result of the settlement of the pre-acquisition Quebec Tax Trust contingency and foreign currency translation adjustments. In the three months ended June 30, 2008, we reassessed our goodwill for potential impairment as a result of the continued decline in the U.S. housing market and there were no indications of impairment. However if our projected operational performance proves significantly lower, including continued decline in the housing market greater than our expectations our goodwill may become impaired in the future.

         Finite-lived intangible assets.    The following represents the summary of finite-lived intangible assets as of June 30, 2008 and December 31, 2007. Total estimated amortization expense for the next five fiscal years is approximately $4.8 million per year.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at June 30, 2008:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Accumulated amortization at June 30, 2008:
Customer relationships	(109)	(3,923)	(4,032)
Technology	—	(4,521)	(4,521)

Total	(109)	(8,444)	(8,553)
Foreign currency translation adjustment at June 30, 2008:
Customer relationships	96	3,205	3,301
Technology	—	—	—

Total	96	3,205	3,301
Net carrying amounts at June 30, 2008:
Customer relationships	987	33,805	34,792
Technology	—	26,479	26,479

Total	$987	$60,284	$61,271

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2007:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Accumulated amortization at December 31, 2007:
Customer relationships	(74)	(2,844)	(2,918)
Technology	—	(3,229)	(3,229)

Total	(74)	(6,073)	(6,147)
Foreign currency translation adjustment at December 31, 2007:
Customer relationships	125	4,048	4,173
Technology	—	—	—

Total	125	4,048	4,173
Net carrying amounts at December 31, 2007:
Customer relationships	1,051	35,727	36,778
Technology	—	27,771	27,771

Total	$1,051	$63,498	$64,549

        Finite-lived intangible assets amortization expense for the three and six months ended June 30, 2008 was $1.2 million and $2.4 million, respectively, and for the three and six months ended June 30, 2007 was $1.9 million and $2.8 million, respectively.

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	June 30, 2008	December 31, 2007
Senior Secured Credit Facility:
Revolving credit facility expires 2011	$134,304	$19,950
Term loan B due 2013	352,250	424,300
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	497,065	496,900
10.75% senior subordinated notes due 2016	197,303	197,207
Lease financing obligation	109,463	112,649
Other	31,002	31,002

Total debt	$1,421,387	$1,382,008
Less current portion	(154,859)	(24,209)

Long-term debt	$1,266,528	$1,357,799

        The current portion of long-term debt includes $134.3 million on our revolving credit facility, and $17.0 million of other debt maturing in May 2009, and $3.6 million of principal on our term loan B, which we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of June 30, 2008. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        At June 30, 2008 under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million, and net of outstanding letters of credit of $80.0 million and current borrowings of $134.3 million, we had remaining availability of $160.7 million.

        Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and to decrease our interest coverage ratio each quarter generally through December 31, 2009. In addition, this amendment reduced our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. As of June 30, 2008, we were in compliance with all of the financial covenants under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent and 10.75 percent notes. Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of assets, tax refunds, other non-operating transactions, the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $12.6 million and the availability to borrow an additional $160.7 million under the revolving credit facility at June 30, 2008, we will have adequate funds to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. However, based on recent trends and our current assumptions regarding our operations, future level of debt repayment, and non-core asset sales and other non-operating transactions, we may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios in the future particularly with the tightening of the covenants through the first quarter of 2010 within our senior secured credit facility. As a result, we are continuing to evaluate our capital structure including options regarding seeking an amendment or refinancing of our senior secured credit facility to obtain a structure with greater flexibility. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

         Lease Financing Transaction.    The future minimum lease payments under the terms of the related lease agreements at June 30, 2008 are $3.4 million in 2008, $7.0 million in 2009, $7.1 million in 2010, $7.3 million in 2011, $7.4 million in 2012, and $33.1 million thereafter. The change in the future minimum lease payments from the December 31, 2007 balance is due to the change in the Canadian dollar exchange rate during the six months ended June 30, 2008.

10.   ASSET GAINS, IMPAIRMENT, EXIT COSTS AND OTHER, NET

        For the three and six months ended June 30, 2008, asset gains, impairment, exit costs and other, net consisted of the following:

In thousands	Assets Held for Sale	Divestiture of Outdoor Storage Buildings Business	Oklahoma City Plant Shut-down	Other	Three Months Ended June 30, 2008
Severance, restructuring and other exit costs	$—	$—	$1,182	$254	$1,436
Gain on the sale and leaseback of equipment	—	—	—	(2,238)	(2,238)
Gain on sale of land	(28,830)	—	—	—	(28,830)

Total	$(28,830)	$—	$1,182	$(1,984)	$(29,632)

In thousands	Assets Held for Sale	Divestiture of Outdoor Storage Buildings Business	Oklahoma City Plant Shut-down	Other	Six Months Ended June 30, 2008
Severance, restructuring and other exit costs	$—	$3,937	$1,182	$2,458	$7,577
Charges for assets writedowns, net	3,300	621	15,596	427	19,944
Gain on the sale and leaseback of equipment	—	—	—	(2,238)	(2,238)
Gain on sale of land	(28,830)	—	—	—	(28,830)

Total	$(25,530)	$4,558	$16,778	$647	$(3,547)

        For the three and six months ended June 30, 2007, there were costs of $2.5 million and $3.1 million, respectively, related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to conform with current period presentation.

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

        Royal Group was under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the United States Securities and Exchange Commission ("SEC") of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents. In May 2008, Royal Group was advised that it is no longer a target of the RCMP's investigation.

        On June 6, 2008, we received notice and a letter of transmittal (collectively, the "Notice") from persons ("Claimants") claiming to own at least 25% of our 7 1/8% notes due 2013 (the "Notes"), which were issued under an indenture dated December 3, 2003 (the "Indenture") between us and U.S. Bank National Association, the trustee, under the indenture. The Notice asserted that borrowings under our senior credit facility resulted in the incurrence of debt obligations in excess of the amount permitted under Section 3.3 of the Indenture. Believing that all existing indebtedness was incurred in compliance with the provisions of the Indenture, we disputed the Notice. We filed a complaint in the Court of Chancery of the State of Delaware on June 8, 2008 seeking to enjoin the Claimants and seeking a declaratory judgment to the effect that we were not in default under Section 3.3 of the Indenture (the "Complaint").

        On July 15, 2008, we entered into a settlement agreement with the Claimants. In connection with the settlement, the Claimants withdrew their notice of default, and the parties dismissed the litigation. The terms of the settlement include mutual releases of the parties, certain restrictions and obligations upon the Claimants with regard to their holdings of our securities, and the payment by us of $1.4 million of legal fees of the Claimants. See further discussion regarding this matter in Note 20.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore have recorded a $2.2 million accrual in non-current liabilities at June 30, 2008 and December 31, 2007.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        In May 2008, our corporate management was informed that further efforts to remediate a spill of styrene reducer at our Royal Mouldings facility in Atkins, VA would be necessary. The spill was the result of a supply line rupture from an external holding tank. As a result of this spill, the facility entered into a voluntary remediation agreement with the Virginia Department of Environmental Quality ("VDEQ") in August 2003 and began implementing the terms of the voluntary agreement shortly thereafter. In August 2007, the facility submitted a report on the progress of the remediation to VDEQ. Subsequently, VDEQ responded by indicating that continued remediation of the area impacted by the spill is required. While the additional remediation costs may exceed $100,000, we do not expect such costs will have a material effect on our financial position, results of operations or cash flows.

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

12.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

         Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Any outstanding contracts are valued at fair value with the offset recorded in other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. At June 30, 2008 and December 31, 2007, we had no raw material or natural gas forward swap contracts outstanding.

         Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At June 30, 2008 and December 31, 2007, we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations, with liabilities of $4.4 million and $4.1 million, respectively. At June 30, 2008, $2.1 million and $2.3 million are current and non-current liabilities, respectively. At December 31, 2007, $1.9 million and $2.2 million are current and non-current liabilities, respectively. These hedges have various expiration dates in 2008 and 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income ("AOCI") until the underlying interest payment affects income. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three and six months ended June 30, 2008 and 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

13.   EARNINGS PER SHARE

        There are no adjustments to "Net income (loss)" or "Income (loss) from continuing operations before income taxes" for the diluted earnings per share computations.

        The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
In thousands	2008	2007	2008	2007
Weighted average common shares—basic	34,476	34,359	34,439	34,332
Plus incremental shares from assumed conversions:
Options and awards	237	—	—	—

Weighted average common shares—diluted	34,713	34,359	34,439	34,332

        In computing diluted loss per share for the six months ended June 30, 2008 and the three and six months ended June 30, 2007, all common stock equivalents were excluded as a result of their anti-dilutive effect. Options to purchase common stock and restricted stock awards totaling 3.4 million were not included in the computation of diluted earnings per share for the three months ended June 30, 2008, as the exercise prices of these options were greater than the average market price of the common stock during these periods.

14.   STOCK-BASED COMPENSATION

        Under the 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 5,000,000 shares of our common stock to employees and non-employee directors. As of June 30, 2008, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

         Stock Options.    For the six months ended June 30, 2008 and 2007, we granted options to purchase 778,125 and 567,663 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

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

	Stock Option Grants Six months ended June 30,
	2008	2007
Grant date fair value	$2.31	$7.01
Assumptions
Risk-free interest rate	2.86%	4.66%
Expected life	6.00 years	5.77 years
Expected volatility	53%	40%
Expected dividend yield	4.79%	1.67%

        A summary of stock option activity under all plans for the six months ended June 30, 2008, is as follows:

	Six months ended June 30, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2008	2,464,027		$27.86
Granted	778,125		$6.77
Exercised	—		—
Forfeited	(16,802)		$10.90
Expired	(171,286)		$35.25
Outstanding on June 30, 2008	3,054,064	6.67 years	$22.16	$—
Vested or expected to vest at June 30, 2008	3,021,621	6.64 years	$22.30	$—
Exercisable on June 30, 2008	1,820,110	4.95 years	$28.64	$—
Shares available on June 30, 2008 for options that may be granted	1,593,676

        Compensation expense, net of tax, for the six months ended June 30, 2008 and 2007 from stock options was approximately $0.7 million and $2.4 million, respectively.

         Restricted and Deferred Stock.    During the six months ended June 30, 2008 and 2007, we granted 269,786 and 198,567 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the six months ended June 30, 2008 and 2007 was $6.77 and $19.19, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the six months ended June 30, 2008 and 2007 from restricted stock units, restricted stock and deferred stock units was $0.8 million and $2.5 million, respectively. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Six months ended June 30, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2008	324,222		$25.95
Granted	269,786		$6.77
Vested	(133,168)		$30.46
Forfeited	(5,743)		$9.58

Outstanding on June 30, 2008	455,097	1.42 years		$1,320

Vested or expected to vest at June 30, 2008	416,542	1.41 years		$1,208

        As of June 30, 2008 and 2007, we had approximately $5.0 million and $6.9 million of total unrecognized compensation cost related to nonvested share-based compensation which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total grant date fair value of shares vested during the six months ended June 30, 2008 and 2007 was $6.6 million and $8.6 million, respectively. For additional information about our share-based payment awards, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

15.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit costs for all pension plans and post-retirement benefit plans:

	Three months ended June 30,		Six months ended June 30,
In thousands	2008	2007	2008	2007
Components of periodic benefit cost:
Service cost	$1,379	$1,019	$2,757	$2,111
Interest cost	1,868	1,743	3,735	3,514
Expected return on plan assets	(2,760)	(2,565)	(5,519)	(5,123)
Amortization of:
Transition obligation	—	20	—	40
Prior service cost	(132)	91	(264)	192
Actuarial gain	(3)	—	(6)	(5)

Net periodic benefit cost	$352	$308	$703	$729

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Six months ended June 30,
	2008	2007
Discount rate	6.25%	6.00%
Expected return on assets	8.00%	8.00%
Rate of compensation increase	4.26%	4.27%

        For the three months ended June 30, 2008, we made no contributions to the plan trust. We made contributions in the form of direct benefit payments for both the six months ended June 30, 2008 and 2007 of approximately $0.1 million and $0.4 million, respectively.

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

16.   COMPREHENSIVE INCOME (LOSS) INFORMATION

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

Accumulated other comprehensive income—net of tax

In thousands	June 30, 2008	December 31, 2007
Unrealized losses on derivative contracts	$(2,759)	$(2,670)
Pension liability adjustment including affect of SFAS No. 158	4,104	4,205
Cumulative currency translation adjustment	37,284	46,954

Accumulated other comprehensive income	$38,629	$48,489

        The components of total comprehensive income (loss) are as follows:

Total comprehensive income (loss)

	Three months ended June 30,		Six months ended June 30,
In thousands	2008	2007	2008	2007
Net income (loss)	$27,941	$(4,220)	$(41,551)	$(38,791)
Unrealized income (losses) on derivative contracts	1,937	1,077	(89)	727
Pension liability adjustment including affect of SFAS No. 158	(80)	217	(101)	63
Cumulative currency translation adjustment	2,349	35,596	(9,670)	39,059

Total comprehensive income (loss)	$32,147	$32,670	$(51,411)	$1,058

17.   INCOME TAXES

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to release a letter of credit in favor of the trustee for the Quebec Trust of C$44.0 million.

        Our effective tax rate for continuing operations for the quarter ended June 30, 2008 and 2007 was 10.8 percent and 211.0 percent, respectively. Our effective tax rate for continuing operations for the six months ended June 30, 2008 and 2007 was 10.2 percent and 20.1 percent, respectively. The difference in the rates as compared to the U.S. statutory federal income tax rate was primarily due to the routine accrual of interest on FIN 48 liabilities, the reversal of interest accrued on the Quebec Trust matter, and the valuation allowance in Canada discussed above. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007, we are not recognizing a tax benefit for the losses in Canada.

        Subsequent to the issuance of our interim financial statements for the period ended March 31, 2008, we identified a computational error in the calculation of the estimated 2008 effective income tax rate for our U.S. operations. This error resulted in an understatement of the previously reported income tax benefit for the quarter ended March 31, 2008 of $4.4 million ($0.13 per share) and an equal offsetting understatement of income tax expense for the three months ended June 30, 2008. We have evaluated this error in accordance with the pertinent U.S. GAAP guidance and determined that the impact of the $4.4 million adjustment, which was corrected during the quarter ended June 30, 2008, was not material to our condensed consolidated balance sheet as of March 31, 2008 or our condensed consolidated statement of operations for the three months ended March 31, 2008 and June 30, 2008. There was no impact on our condensed consolidated balance sheet as of June 30, 2008 or our condensed consolidated statement of operations or cash flows for the six months then ended.

18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In accordance with FSP SFAS 157-2, we will defer adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 157 for non-financial assets and liabilities on our consolidated financial position and results of operations.

        SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

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

19.   SEGMENT INFORMATION

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

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Three months ended June 30, 2008:
Net sales	$401,793	$162,652	$118,308	$167,090	$—	$849,843
Intersegment revenues	92,073	—	397	—	(92,470)	—
Asset gain, impairment, exit costs and other, net	(1,031)	—	164	65	(28,830)	(29,632)
Operating income (loss)	38,793	(3,053)	(1,559)	5,165	23,756	63,102
Depreciation and amortization	18,401	1,569	11,722	3,797	1,732	37,221
Three months ended June 30, 2007:
Net sales	$366,314	$163,967	$137,274	$184,310	$—	$851,865
Intersegment revenues	75,353	—	69	1,993	(77,415)	—
Asset gain, impairment, exit costs and other, net	311	—	1,522	681	—	2,514
Operating income (loss)	25,851	4,711	3,274	7,252	(8,698)	32,390
Depreciation and amortization	17,287	1,752	12,894	4,793	1,533	38,259

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Six months ended June 30, 2008:
Net sales	$742,970	$350,661	$204,077	$264,596	$—	$1,562,304
Intersegment revenues	135,770	—	1,890	1,731	(139,391)	—
Asset gain, impairment, exit costs and other, net	15,987	—	2,554	6,742	(28,830)	(3,547)
Operating income (loss)	36,691	(2,826)	(15,382)	(14,810)	14,662	18,335
Depreciation and amortization	37,955	3,292	23,428	7,900	3,449	76,024
Six months ended June 30, 2007:
Net sales	$695,910	$342,891	$234,824	$291,936	$—	$1,565,561
Intersegment revenues	127,801	—	1,472	7,889	(137,162)	—
Asset gain, impairment, exit costs and other, net	368	—	1,717	1,055	—	3,140
Operating income (loss)	40,440	10,059	(2,827)	(1,059)	(22,201)	24,412
Depreciation and amortization	34,303	3,292	23,493	9,018	3,435	73,541

20.   SUBSEQUENT EVENT

        On July 15, 2008, we entered into a settlement agreement with certain holders (the "Signing Holders") of our 7.125 percent senior notes due 2013 who submitted a notice of default on June 6, 2008, as described in Note 11, Commitments and Contingencies.

        Pursuant to the settlement agreement, the Signing Holders delivered to the trustee for the 7.125 percent notes a notice of withdrawal of the notice of default dated June 6, 2008, and we and those holders have caused the dismissal of the related litigation. The terms of the settlement include mutual releases of the parties, certain restrictions and obligations upon the Signing Holders with regard to their holdings of our securities and our payment of $1.4 million of the legal fees of the Signing Holders.

        We intend to solicit the consent of all holders of the 7.125 percent notes to an amendment to the related indenture and have agreed to pay a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The Signing Holders and an additional holder of such notes, who collectively hold a majority in principal amount of the 7.125 percent notes, have delivered to us their consents to the amendment. The amendment, once effective, will amend certain covenants in the Indenture, and provide a waiver of defaults, if any. Approval of the lenders under our bank credit agreement is required for the consent fee payment and the Indenture amendment.

21.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, and Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 12 Inc., Royal Window and Door Profiles Plant 13, Royal Window and Door Profiles Plant 14 Inc., and Royal Window Coverings (USA) LP, all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf

Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of operations and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

June 30, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$10,370	$2,214	$—	$12,584
Receivables, net	90	174,330	282,007	(171,840)	284,587
Inventories	—	214,125	128,254	—	342,379
Prepaid expenses	33	15,136	5,926	—	21,095
Income tax receivable	—	13,721	1,090	—	14,811
Deferred income taxes	812	25,618	—	—	26,430

Total current assets	935	453,300	419,491	(171,840)	701,886
Property, plant and equipment, net	241	536,837	362,025	—	899,103
Long-term receivables—affiliates	447,529	—	—	(447,529)	—
Goodwill	—	183,777	77,735	—	261,512
Intangibles, net	—	36,269	36,033	—	72,302
Other assets, net	33,023	137,154	14,404	—	184,581
Non-current assets held-for-sale	—	1,088	—	—	1,088
Investment in subsidiaries	1,133,402	146,503	—	(1,279,905)	—

Total assets	$1,615,130	$1,494,928	$909,688	$(1,899,274)	$2,120,472

Current portion of long-term debt	$95,909	$46	$58,904	$—	$154,859
Accounts payable	165,852	165,121	61,378	(171,840)	220,511
Interest payable	17,494	—	78	—	17,572
Income tax payable	—	—	2,590	—	2,590
Accrued compensation	292	7,877	10,931	—	19,100
Liability for unrecognized income tax benefits and other tax reserves	—	7,872	25,948	—	33,820
Other accrued liabilities	2,574	26,552	31,182	—	60,308

Total current liabilities	282,121	207,468	191,011	(171,840)	508,760
Long-term debt, less current portion	1,157,111	73	109,344	—	1,266,528
Long-term payables—affiliates	—	—	447,529	(447,529)	—
Liability for unrecognized income tax benefits	—	6,775	32,430	—	39,205
Deferred income taxes	24,688	103,306	1,775	—	129,769
Other non-current liabilities	10,680	18,062	6,938	—	35,680

Total liabilities	1,474,600	335,685	789,027	(619,369)	1,979,942

Stockholders' equity	140,530	1,159,244	120,661	(1,279,905)	140,530

Total liabilities and stockholders' equity	$1,615,130	$1,494,928	$909,688	$(1,899,274)	$2,120,472

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended June 30, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,149	$642,514	$223,208	$(19,028)	$849,843
Operating costs and expenses:
Cost of sales	—	594,062	196,991	(13,286)	777,767
Selling, general and administrative expenses	4,062	19,928	20,358	(5,742)	38,606
Asset gains, impairment, exit costs and other, net	—	(29,787)	155	—	(29,632)

Total operating costs and expenses	4,062	584,203	217,504	(19,028)	786,741

Operating income (loss)	(913)	58,311	5,704	—	63,102
Other (expense) income:
Interest expense, net	(30,614)	1,619	(4,242)	—	(33,237)
Foreign exchange gain (loss)	(53)	(2)	1,502	—	1,447
Equity in income of subsidiaries	51,805	191	—	(51,996)	—
Intercompany interest income (expense)	5,082	—	(5,082)	—	—

Income (loss) from continuing operations before income taxes	25,307	60,119	(2,118)	(51,996)	31,312
Provision (benefit) for income taxes	(2,634)	4,533	1,472		3,371

Income (loss) from continuing operations	27,941	55,586	(3,590)	(51,996)	27,941
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$27,941	$55,586	$(3,590)	$(51,996)	$27,941

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended June 30, 2007

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$609,250	$263,121	$(23,516)	$851,865
Operating costs and expenses:
Cost of sales	—	557,618	218,173	(15,328)	760,463
Selling, general and administrative expenses	5,271	25,587	33,828	(8,188)	56,498
Asset gains, impairment, exit costs and other, net	—	—	2,514	—	2,514

Total operating costs and expenses	5,271	583,205	254,515	(23,516)	819,475

Operating income (loss)	(2,261)	26,045	8,606	—	32,390
Other (expense) income:
Interest expense, net	(30,506)	407	(3,283)	—	(33,382)
Foreign exchange gains and losses	2,679	21	(21)	—	2,679
Equity in income of subsidiaries	17,182	2,124	—	(19,306)	—
Intercompany interest income (expense)	6,331	—	(6,331)	—	—

Income (loss) from continuing operations before taxes	(6,575)	28,597	(1,029)	(19,306)	1,687
Provision (benefit) for income taxes	(2,355)	5,957	(41)	—	3,561

Income (loss) from continuing operations	(4,220)	22,640	(988)	(19,306)	(1,874)
Loss from discontinued operations, net of tax	—	(297)	(2,049)	—	(2,346)

Net income (loss)	$(4,220)	$22,343	$(3,037)	$(19,306)	$(4,220)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Six Months Ended June 30, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,160	$1,228,934	$364,768	$(37,558)	$1,562,304
Operating costs and expenses:
Cost of sales	—	1,152,295	333,918	(25,060)	1,461,153
Selling, general and administrative expenses	9,995	42,259	46,607	(12,498)	86,363
Asset gains, impairment, exit costs and other, net	—	(13,840)	10,293	—	(3,547)

Total operating costs and expenses	9,995	1,180,714	390,818	(37,558)	1,543,969

Operating income (loss)	(3,835)	48,220	(26,050)	—	18,335
Other (expense) income:
Interest expense, net	(61,412)	3,020	(7,484)	—	(65,876)
Foreign exchange (loss) gain	(203)	(4)	1,486	—	1,279
Equity in income of subsidiaries	6,734	(2,244)	—	(4,490)	—
Intercompany interest income (expense)	11,690	—	(11,690)	—	—

Income (loss) from continuing operations before income taxes	(47,026)	48,992	(43,738)	(4,490)	(46,262)
Provision (benefit) for income taxes	(5,475)	5,855	(5,091)	—	(4,711)

Income (loss) from continuing operations	(41,551)	43,137	(38,647)	(4,490)	(41,551)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(41,551)	$43,137	$(38,647)	$(4,490)	$(41,551)

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Six Months Ended June 30, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,020	$1,177,203	$426,516	$(44,179)	$1,565,561
Operating costs and expenses:
Cost of sales	—	1,084,722	367,481	(28,183)	1,424,020
Selling, general and administrative expenses	16,179	51,062	62,743	(15,996)	113,989
Asset gains, impairment, exit costs and other, net	—	—	3,140	—	3,140

Total operating costs and expenses	16,179	1,135,784	433,364	(44,179)	1,541,149

Operating income (loss)	(10,159)	41,419	(6,848)	—	24,412
Other (expense) income:
Interest expense, net	(60,757)	(534)	(4,165)	—	(65,456)
Foreign exchange gains and losses	5,510	12	(12)	—	5,510
Equity in income of subsidiaries	2,552	1,948	—	(4,500)	—
Intercompany interest income (expense)	13,650	—	(13,650)	—	—

Income (loss) from continuing operations before income taxes	(49,204)	42,845	(24,675)	(4,500)	(35,534)
Provision (benefit) for income taxes	(10,413)	10,287	(7,024)	—	(7,150)

Income (loss) from continuing operations	(38,791)	32,558	(17,651)	(4,500)	(28,384)
Loss from discontinued operations, net of tax	—	(3,269)	(7,138)	—	(10,407)

Net income (loss)	$(38,791)	$29,289	$(24,789)	$(4,500)	$(38,791)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Six Months Ended June 30, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(115)	$(16,938)	$(62,865)	$—	$(79,918)
Investing activities:
Capital expenditures	—	(26,618)	(5,060)	—	(31,678)
Proceeds from sale of property, plant and equipment	—	47,138	30,656	—	77,794

Net cash provided by investing activities	—	20,520	25,596	—	46,116

Financing activities:
Net change in revolving line of credit	55,450	—	59,916	—	115,366
Long-term debt payments	(72,050)	(28)	—	—	(72,078)
Intercompany financing	23,099	—	(23,099)	—	—
Return of internal capital	—	(1,499)	1,499	—	—
Purchases and retirement of common stock	(110)	—	—	—	(110)
Dividends paid	(5,588)	—	—	—	(5,588)

Net cash provided by financing activities	801	(1,527)	38,316	—	37,590

Effect of exchange rate changes on cash	(686)	—	255	—	(431)

Net change in cash and cash equivalents	—	2,055	1,302	—	3,357
Cash and cash equivalents at beginning of period	—	8,315	912	—	9,227

Cash and cash equivalents at end of period	$—	$10,370	$2,214	$—	$12,584

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Six Months Ended June 30, 2007

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(20,692)	$31,394	$(37,580)	$—	$(26,878)

Cash from investing activities:
Capital expenditures	—	(41,890)	(11,977)	—	(53,867)
Proceeds from sale of property, plant, and equipment and assets held for sale	—	2,300	72,172	—	74,472

Net cash (used in) provided by investing activities	—	(39,590)	60,195	—	20,605
Cash flows from financing activities:
Net change in revolving line of credit	45,750	—	17,755	—	63,505
Proceeds from notes payable to affiliates	132,324	—	(132,324)	—	—
Long-term debt payments	(151,016)	(33)	(377)	—	(151,426)
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Purchases and retirement of common stock	(684)	—	—	—	(684)
Dividends paid	(5,555)	—	—	—	(5,555)

Net cash provided by (used in) financing activities	20,819	(33)	(19,081)	—	1,705

Effect of exchange rate changes on cash	(127)	—	(76)	—	(203)

Net change in cash and cash equivalents	—	(8,229)	3,458	—	(4,771)
Cash and cash equivalents at beginning of period	—	11,398	(1,757)	—	9,641

Cash and cash equivalents at end of period	$—	$3,169	$1,701	$—	$4,870

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

Sale of Business and Assets

        On March 31, 2008, we sold the assets and operations of our outdoor storage buildings business that was previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million. In June 2008, we sold an excess tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million and a gain fo $28.8 million.

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the periods ended June 30, 2008 and 2007, and the percentage of net sales of each line item for the three months presented.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Net sales	$849.8	100%	$851.9	100%	$1,562.3	100%	$1,565.5	100%
Cost of sales	777.7	91.5%	760.5	89.3%	1,461.1	93.5%	1,424.0	91.0%

Gross margin	72.1	8.5%	91.4	10.7%	101.2	6.5%	141.5	9.0%
Selling, general and administrative	38.6	4.6%	56.5	6.6%	86.4	5.6%	114.0	7.3%
Asset gains, impairment, exit costs and other, net	(29.6)	(3.5)%	2.5	0.3%	(3.5)	(0.3)%	3.1	0.2%

Operating income	63.1	7.4%	32.4	3.8%	18.3	1.2%	24.4	1.5%
Net interest expense	33.2	3.9%	33.4	3.9%	65.9	4.2%	65.4	4.2%
Foreign exchange gain	(1.4)	(0.2)%	(2.7)	(0.3)%	(1.3)	(0.1)%	(5.5)	(0.4)%
Provision (benefit) for income taxes	3.4	0.4%	3.6	0.4%	(4.7)	(0.3)%	(7.1)	(0.5)%

Income (loss) from continuing operations	27.9	3.3%	(1.9)	(0.2)%	(41.6)	(2.6)%	(28.4)	(1.8)%
(Loss) from discontinued operations, net of tax	—	—%	(2.3)	(0.3)%	—	—%	(10.4)	(0.7)%

Net income (loss)	$27.9	3.3%	$(4.2)	(0.5)%	$(41.6)	(2.6)%	$(38.8)	(2.5)%

        The following table sets forth certain financial data by reportable segment for the periods ended June 30, 2008 and 2007, and the percentage of total net sales or gross margin by segment for each line item.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Net sales
Chlorovinyls products	$401.8	47.3%	$366.3	43.0%	$743.0	47.6%	$695.9	44.5%
Window and door profiles and mouldings products	118.3	13.9%	137.3	16.1%	204.1	13.1%	234.8	15.0%
Outdoor building products	167.1	19.7%	184.3	21.6%	264.6	16.9%	291.9	18.6%
Aromatics products	162.6	19.1%	164.0	19.3%	350.6	22.4%	342.9	21.9%

Total net sales	$849.8	100%	$851.9	100%	$1,562.3	100%	$1,565.5	100%

Gross margin
Chlorovinyls products	$45.8	11.4%	$36.0	9.8%	$70.1	9.4%	$60.5	8.7%
Window and door profiles and mouldings products	10.0	8.5%	19.3	14.1%	10.5	5.1%	27.0	11.5%
Outdoor building products	18.5	11.1%	30.3	16.4%	21.7	8.2%	41.8	14.3%
Aromatics products	(2.2)	(1.4)%	5.8	3.5%	(1.1)	(0.3)%	12.3	3.6%

Total gross margin	$72.1	8.5%	$91.4	10.7%	$101.2	6.5%	$141.5	9.0%

Three Months Ended June 30, 2008, Compared With Three Months Ended June 30, 2007

         Net Sales.    For the three months ended June 30, 2008, net sales totaled $849.8 million, a slight decrease compared to $851.9 million for the same quarter last year. This slight decrease was primarily a result of a decrease in our overall sales volume of 10 percent offset by an increase in our overall net sales prices of 10 percent. Our overall sales volume decrease is mainly attributable to a decrease in demand for vinyl resins and compounds as North American housing starts decreased 27 percent from second quarter of 2007 to the second quarter of this year. Our overall average sales price increase is due to higher costs for our raw materials and natural gas and a favorable currency impact. We experienced a favorable currency impact on our sales in Canada of about 8 percent resulting from the strengthening of the Canadian dollar against the U.S. dollar.

        Chlorovinyls segment net sales totaled $401.8 million for the three months ended June 30, 2008, an increase of 10 percent compared with net sales of $366.3 million for the same period last year. Our overall average sales prices increased by 19 percent, primarily as a result of increases in the prices of vinyl resins of 25 percent and caustic soda of 63 percent. The vinyl resins sale price increase reflects higher prices for the feedstock ethylene and natural gas. The caustic soda price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. Our overall chlorovinyls sales volumes were down 8 percent primarily as a result of the decrease in demand for vinyl resins of 23 percent and vinyl compounds of 16 percent. Our vinyl resins sales volume decrease reflects a reduction in domestic sales as a result of a decrease in demand and a rationalization of low margin customers, offset partially by an increase in exports. North American vinyl resin industry sales volume declined 1 percent as a result of the domestic sales volume decrease of 10 percent, reflecting the decline in U.S. housing, offset partially by an increase in exports of 88 percent.

        Window and door profiles and mouldings products segment net sales totaled $118.3 million for the three months ended June 30, 2008, a decrease of 14 percent (17 percent decrease on a constant currency basis) compared to $137.3 million for the same period last year. Our overall sales volumes decreased 16 percent. North American vinyl resin extruded window and doors industry sales volumes declined about 12 percent reflecting the decline in U.S. housing and construction. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the second quarter of 2008, our window and door profiles and mouldings segment generated about 53 percent of its revenue in the U. S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $167.1 million for the three months ended June 30, 2008, a decrease of 9 percent (14 percent decrease on a constant currency basis) compared to $184.3 million for the same period last year. Our overall sales volumes decreased 18 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 13 percent reflecting the decline in U.S. housing and construction market. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the second quarter of 2008, our outdoor building products segment generated about 32 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $162.6 million for the three months ended June 30, 2008, compared to $164.0 million for the second quarter of 2007. Our overall average sales prices increased 11 percent as a result of increases in the prices of cumene of 14 percent, phenol of 2 percent and acetone of 18 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. The North American phenol industry operating rate was approximately 80 percent for the second quarter of 2008, or about 12 percent lower than the same period last year. Our overall aromatics sales volumes decreased 11 percent primarily as a result of decline in phenol sales of 26 percent. The phenol sales volume decrease is due to weak demand in North America reflecting the decline in U.S. housing and construction market.

         Gross Margin.    Total gross margin decreased from 10.7 percent of sales for the three months ended June 30, 2007, to 8.5 percent of sales for the three months ended June 30, 2008. This $19.3 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 91 percent and 45 percent, respectively, from the second quarter of 2007 to the second quarter of 2008. As part of our cost savings programs, we have reduced our labor cost related to cost of sales by $4.6 million compared to the same quarter last year.

        Chlorovinyls segment gross margin increased from 9.8 percent of sales for the three months ended June 30, 2007 to 11.4 percent of sales for the three months ended June 30, 2008. This $9.8 million increase primarily reflects an increase in overall sales prices offset partially by decreases in sales volumes for most of our chlorovinyls products and increases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs in the second quarter of 2008 increased 43 percent compared to same quarter of 2007. Our chlorovinyls operating rate decreased from about 90 percent for the second quarter of 2007 to about 71 percent for the second quarter of 2008. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant which had a 500 million pound annualized capacity and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin decreased from 14.1 percent of sales for the three months ended June 30, 2007 to 8.5 percent of sales for the three months ended June 30, 2008. This $9.3 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 31 percent from the second quarter of 2007 to the second quarter of 2008.

        Outdoor building products segment gross margin decreased from 16.4 percent of sales for the three months ended June 30, 2007, to 11.1 percent of sales for the three months ended June 30, 2008. This $11.8 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 31 percent from the second quarter of 2007 to the second quarter of 2008.

        Aromatics segment gross margin decreased from 3.5 percent of sales for three months ended June 30, 2007, to a negative 1.4 percent of sales for the three months ended June 30, 2008. This $8.0 million decrease from the same quarter last year is due primarily to decreases in phenol sales volumes as well as higher propylene costs which more than offset increases in our acetone sales price. Overall raw material costs increased 9 percent primarily as a result of increases in propylene costs from the second quarter of 2007 to the second quarter of 2008.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $38.6 million for the three months ended June 30, 2008, a 32 percent decrease from the $56.5 million for the three months ended June 30, 2007. This $17.9 million decrease reflects our cost saving initiatives in our building and home improvement products which declined $12.6 million including a decrease in payroll related cost of $3.3 million, legal and professional fees of $3.5 million and capital tax expense of $2.1 million. In addition, our chemical operations payroll related cost decreased by $4.5 million including a decrease in our share-based compensation expense of $1.2 million and lower cost of $2.7 million relating to a change in our vacation policy. The decreases in selling, general and administrative expenses were offset by an increase in legal fees of $1.9 million primarily related to the resolution of notice of default issue during the second quarter of 2008 and an unfavorable currency effect of about $1.4 million as the U.S. dollar weakened against the Canadian dollar during the three months ended June 30, 2008 compared to the same period last year.

         Asset gains, impairment, exit costs and other, net.    In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. We also incurred severance, restructuring and other costs of $1.4 million. For the three months ended June 30, 2007, there were costs of $2.5 million related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to conform with current period presentation.

         Interest Expense, net.    Interest expense, net decreased to $33.2 million for the three months ended June 30, 2008, from $33.4 million for the three months ended June 30, 2007. This decrease of $0.2 million was primarily attributable to lower overall debt balances and interest rates offset by lower capitalized interest on property, plant and equipment and construction in progress during the second quarter of 2008 compared to the same quarter last year.

         Provision for Income Taxes.    The provision for income taxes from continuing operations was $3.4 million for the three months ended June 30, 2008, compared with $3.6 million for the three months ended June 30, 2007. Pre-tax income increased $29.6 million from the second quarter of 2007 to the second quarter of 2008. Our effective tax rate for continuing operations for the quarter ended June 30, 2008 and 2007 was 10.8 percent and 211.0 percent, respectively. The difference in the rates was due to the routine accrual of interest on Financial Accounting Standards Board Interpretation No. 48 liabilities, the adjustment related to the effective tax rate calculation for the quarter ended March 31, 2008 and the valuation allowance resulting from not benefiting the losses in Canada (see Note 17 of the Condensed Consolidated Financial Statements).

        Subsequent to the issuance of our interim financial statements for the period ended March 31, 2008, we identified a computational error in the calculation of the estimated 2008 effective income tax rate for our U.S. operations. This error resulted in an understatement of the previously reported income tax benefit for the quarter ended March 31, 2008 of $4.4 million ($0.13 per share) and an equal offsetting understatement of income tax expense for the three months ended June 30, 2008. We have evaluated this error in accordance with the pertinent U.S. GAAP guidance and determined that the impact of the $4.4 million adjustment, which was corrected during the quarter ended June 30, 2008, was not material to our condensed consolidated balance sheet as of March 31, 2008 or our condensed consolidated statement of operations for the three months ended March 31, 2008 and June 30, 2008. There was no impact on our condensed consolidated balance sheet as of June 30, 2008 or our condensed consolidated statement of operations or cash flows for the six months then ended.

         Loss from Discontinued Operations.    Subsequent to the Royal Group acquisition on October 3, 2006, we began to exit several non-core businesses. Certain businesses qualified as discontinued operations under generally accepted accounting principles. There was no activity in our discontinued operations for the three months ended June 30, 2008, compared with a net loss of $2.3 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008, Compared With Six Months Ended June 30, 2007

         Net Sales.    For the six months ended June 30, 2008 and June 30, 2007, net sales were flat at $1.6 billion. Our overall sales volume decrease of 12 percent was offset by an increase in our overall net sales prices of 13 percent. Our overall sales volume decrease is mainly attributable to a decrease in demand for vinyl resins and compounds as North American housing starts decreased 29 percent from the first six months of 2007 to the same period of this year. Our overall average sales price increase is due to higher costs for our raw materials and natural gas and a favorable currency impact. We experienced a favorable currency impact on our sales in Canada of about 10 percent resulting from the strengthening of the Canadian dollar against the U.S. dollar.

        Chlorovinyls segment net sales totaled $743.0 million for the six months ended June 30, 2008, an increase of 7 percent compared with net sales of $695.9 million for the same period last year. Our overall average sales prices increased by 21 percent, primarily as a result of increases in the prices of vinyl resins of 28 percent and caustic soda of 56 percent. The vinyl resins sale price increase reflects higher prices for the feedstock ethylene and natural gas. The caustic soda price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. Our overall chlorovinyls sales volumes were down 12 percent primarily as a result of the decrease in demand for vinyl resins of 24 percent and vinyl compounds of 15 percent. Our vinyl resins sales volume decrease reflects a decrease in domestic sales as a result of a decrease in demand and a rationalization of low margin customers, offset partially by an increase in exports. North American vinyl resin industry sales volume declined 4 percent as a result of the domestic sales volume decrease of 11 percent, reflecting the decline in U.S. housing starts, offset partially by an increase in exports of 80 percent.

        Window and door profiles and mouldings products segment net sales totaled $204.1 million for the six months ended June 30, 2008, a decrease of 13 percent (17 percent decrease on a constant currency basis) compared to $234.8 million for the same period last year. Our overall sales volumes decreased 14 percent. North American vinyl resin extruded window and doors industry sales volumes declined about 8 percent reflecting the decline in U.S. housing and construction. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the first six months of 2008, our window and door profiles and mouldings segment generated about 57 percent of its revenue in the U. S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $264.6 million for the six months ended June 30, 2008, a decrease of 9 percent (15 percent decrease on a constant currency basis) compared to $291.9 million for the same period last year. Our overall sales volumes decreased 21 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 15 percent reflecting the decline in U.S. housing and construction. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the first six months of 2008, our outdoor building products segment generated about 34 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $350.6 million for the six months ended June 30, 2008, an increase of 2 percent compared to $342.9 million for the same period last year. Our overall average sales prices increased 12 percent as a result of increases in the prices of cumene of 13 percent, phenol of 3 percent and acetone of 16 percent. The sales price increases reflect higher costs for the feedstock propylene. The North American phenol industry operating rate was approximately 84 percent during the first six months of 2008 and 2007. Our overall aromatics sales volumes decreased 9 percent as a result of decline in cumene and phenol sales of 15 percent and 7 percent, respectively. The cumene sales volume decrease reflects the loss of additional sales in the first half of 2007 resulting from several competitors' unscheduled plant outages along with a strong export market. The phenol sales volume decrease is due to weak demand in North America reflecting the decline in U.S. housing market.

         Gross Margin.    Total gross margin decreased from 9.0 percent of sales for the six months ended June 30, 2007, to 6.5 percent of sales for the six months ended June 30, 2008. This $40.3 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 80 percent and 33 percent, respectively, from the first six months of 2007 to the same period of 2008. As part of our cost savings programs, we have reduced our labor cost related to cost of sales by $5.0 million compared to the first six months of 2007.

        Chlorovinyls segment gross margin increased slightly from 8.7 percent of sales for the six months ended June 30, 2007 to 9.4 percent of sales for the six months ended June 30, 2008. This $9.6 million increase primarily reflects an increase in overall sales prices offset partially by decreases in sales volumes for most of our chlorovinyls products and increases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs during the first six months of 2008 increased 41 percent compared to same period last year. Our chlorovinyls operating rate decreased from about 85 percent for the first six months of 2007 to about 68 percent for the first six months of 2008. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant which had a 500 million pound annualized capacity and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin decreased from 11.5 percent of sales for the six months ended June 30, 2007 to 5.1 percent of sales for the six months ended June 30, 2008. This $16.5 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 34 percent from the first six months of 2007 to the first six months of 2008.

        Outdoor building products segment gross margin decreased from 14.3 percent of sales for the six months ended June 30, 2007, to 8.2 percent of sales for the six months ended June 30, 2008. This $20.1 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 34 percent from the first six months of 2007 to the first six months of 2008.

        Aromatics segment gross margin decreased from 3.6 percent of sales for six months ended June 30, 2007, to a negative 0.3 percent of sales for the six months ended June 30, 2008. This $13.4 million decrease from the first six months of last year is due primarily to decreases in sales volumes as well as an increase in our propylene raw material cost which were not fully offset by increases in sales prices for all of our aromatics products. Overall raw material costs increased 11 percent primarily as a result of increases in propylene costs from the first six months of 2007 to the first six months of 2008.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $86.4 million for the six months ended June 30, 2008, an 24 percent decrease from the $114.0 million for the six months ended June 30, 2007. This $27.6 million decrease primarily reflects our cost saving initiatives in our building and home improvement products of $17.5 million which include a decrease in payroll related cost of $5.2 million, legal and professional fees of $5.9 million and capital tax expense of $2.1 million. We have also reduced our chemical operations payroll related cost by $8.8 million including a decrease in our share-based compensation expense of $5.6 million and lower cost of $2.7 million relating to a change in our vacation policy. The decreases in selling, general and administrative expenses were offset by an increase in legal fees of $2.4 million primarily related to the resolution of notice of default issue during the second quarter of 2008 and an unfavorable currency effect of about $4.6 million as the U.S.

dollar weakened against the Canadian dollar during the six months ended June 30, 2008 compared to the same period in the prior year.

         Asset gains, impairment, exit costs and other, net.    In June 2008, we sold land for $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant and operations were ceased. In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in an additional $15.6 million charge in the six months ended June 30, 2008. We also incurred a loss on disposition of outdoor storage buildings business of $4.6 million, a loss on the sale of real estate of $3.3 million and severance and other costs of $4.0 million. For the six months ended June 30, 2007, there were costs of $3.1 million related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to conform with current period presentation.

         Interest Expense, net.    Interest expense, net increased to $65.9 million for the six months ended June 30, 2008, from $65.4 million for the six months ended June 30, 2007. This minimal change was primarily attributable to lower capitalized interest on property, plant and equipment and construction in progress offset by lower overall debt balances and interest rates during the first six months of 2008 compared to the same period last year.

         Benefit for Income Taxes.    The benefit for income taxes from continuing operations was $4.7 million for the six months ended June 30, 2008, compared with $7.1 million for the six months ended June 30, 2007. Pre-tax loss increased $10.7 million from the first six months of 2007 to the first six months of 2008. Our effective tax rate for continuing operations for the six months ended June 30, 2008 and 2007 was 10.2 percent and 20.1 percent, respectively. The difference in the rates was due to the routine accrual of interest on Financial Accounting Standards Board Interpretation No. 48 liabilities and the valuation allowance resulting from not benefiting the losses in Canada.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency.

         Loss from Discontinued Operations.    Subsequent to the Royal Group acquisition on October 3, 2006, we began to exit several non-core businesses. Certain businesses qualified as discontinued operations under generally accepted accounting principles. There was no activity in our discontinued operations for the six months ended June 30, 2008, compared with a net loss of $10.4 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

         Operating Activities.    For the six months ended June 30, 2008, we used $79.9 million of cash for operating activities as compared with $26.9 million for the six months ended June 30, 2007. The increase in cash used in operating activities of $53.0 million for the six-months ended June 30, 2008 compared to the six-months ended June 30, 2007 was primarily due to the payments made for the Quebec tax settlement, the net gain on asset dispositions, and lower accounts payable. The major uses of cash flow for the first six months of 2008 were a net loss of $41.6 million, $20.1 million for payments made related to the Quebec tax settlement and, a $12.0 million decrease in accounts payable. In addition, included in cash from operating activities is the net gain on asset dispositions of $26.2 million. The major sources of cash for the first six months of 2008 were a decrease in inventories of $24.2 million and an increase in the interests sold in our trade receivables as a result of an increase in eligible receivables under our Securitization program (as described below) of $7.0 million. The major uses of cash flow for the first six months of 2007 were a net loss of $38.8 million, a $13 million decrease in the interests sold in our trade receivables as a result of a decrease in eligible receivables under our Securitization program and a $14.7 million increase in working capital. Net working capital at June 30, 2008 was a surplus of $193.1 million versus a surplus of $200.7 million at December 31, 2007. Significant changes in working capital for the first six months of 2008 included an increase in our trade receivables, inventories and our current portion of long-term debt. Our trade receivables increase was due to seasonal increases in sales volumes and prices. The inventory increase resulted from higher prices and production volumes in June 2008. Net working capital at June 30, 2007 was a surplus of $217.6 million versus a surplus of $203.0 million at December 31, 2006. Significant changes in working capital for the first six months of 2007 included an increase in our trade receivables, inventories, accounts payables, and current portion of long-term debt. Additionally, the adoption of FIN 48 in 2007 required the reclassification of a significant amount of the related liabilities to non-current liabilities. Our trade receivables increase was due to seasonal increases in sales volumes and prices. Inventory and accounts payable increases resulted from seasonally higher prices and production volumes in the six months ended June 30, 2007.

         Investing Activities.    Net cash provided by investing activities was $46.1 million for the six months ended June 30, 2008 as compared to $20.6 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we received cash proceeds from non-core asset sales of $77.8 million. These proceeds relate primarily to the sale of the outdoor storage business for $13.0 million, a sale of real estate in Ontario, Canada for $12.6 million, a sale of real estate in Manitoba, Canada for $4.5 million, the sale of a vacant tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million, and the sale and lease back of equipment for $10.6 million. During the first six months of 2007, we received cash proceeds from sales of property, plant and equipment and assets held for sale of $74.5 million. These proceeds primarily relate to the sale of Royal Group's corporate headquarters and two manufacturing facilities located in Woodbridge, Ontario. The $22.2 million decrease in capital expenditures during the first six months of 2008 compared with the first six months of 2007 is primarily attributable to the completion of our Plaquemine, Louisiana vinyl resin modernization project in the latter part of 2007.

         Financing Activities.    Cash provided by financing activities was $37.6 million for the six months ended June 30, 2008 compared with $1.7 million for the six months ended June 30, 2007. The increase in cash provided by financing activities was primarily due to $115.4 million of net additional borrowing on our revolving line of credit to fund seasonal working capital requirements, which was offset by the repayment of $72.1 million of long-term debt. During the first six months of 2007, we repaid $151.4 million of long-term debt, which was offset by borrowing under our revolving line of credit of $63.5 million, and we also received $95.9 million from lease financing transactions accounted for as a financing. These lease financing property transactions in 2007 primarily related to the lease of four Royal Group manufacturing facilities located in Woodbridge, Ontario.

        On June 30, 2008, our balance sheet debt consisted of $352.3 million of term debt and $134.4 million of borrowings under our revolving credit facilities under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5% senior notes due 2014, $200.0 million of unsecured 10.75% senior subordinated notes due 2016, $109.5 million of sale-leaseback financing obligations and $31.0 million in other debt. The decrease of $3.2 million in the lease financing obligations from December 31, 2007 is due to foreign currency translation adjustments. At June 30, 2008, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and, net of outstanding letters of credit of $80.0 million and current borrowings of $134.3 million, we have remaining availability under the revolving credit facility of $160.7 million. Over the next twelve months, we expect to pay off $154.9 million of borrowings, including $134.3 million on our revolving credit facility and $17.0 million of other debt and $3.6 million on our term loan B, that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of June 30, 2008. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

         Covenants and Restrictions.    Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and to decrease our interest coverage ratio each quarter generally through December 31, 2009. In addition, this amendment reduced our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. As of June 30, 2008, we were in compliance with all of the financial covenants under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent and 10.75 percent notes. Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of assets, tax refunds, other non-operating transactions, the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $12.6 million and the availability to borrow an additional $160.7 million under the revolving credit facility at June 30, 2008, we will have adequate funds to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. However, based on recent trends and our current assumptions regarding our operations, future level of debt repayment, and non-core asset sales and other non-operating transactions, we may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios in the future particularly with the tightening of the covenants through the first quarter of 2010 within our senior secured credit facility. As a result, we are continuing to evaluate our capital structure including options regarding seeking an amendment or refinancing of our senior secured credit facility to obtain a structure with greater flexibility. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

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

        During the first six months of each of 2008 and 2007, we paid quarterly dividends of $0.08 per share, totaling $5.6 million.

         Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). Our Securitization provides one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. The Securitization expires on September 18, 2009. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at June 30, 2008, and December 31, 2007, was $154.0 million and $147.0 million, respectively.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. As of June 30, 2008, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

         Contractual Obligations.    Information related to our contractual obligations at December 31, 2007 can be found in our 2007 Annual Report on Form 10-K. Our contractual obligations at June 30, 2008, decreased by approximately $460.8 million or 6% since December 31, 2007. The decrease from December 31, 2007 is primarily related to the following: a $345.7 million decrease in our feedstocks included in our purchase obligations mainly due to usage during the first six months of 2008, a $46.2 million decrease in uncertain income tax positions related to the Quebec tax settlement and a decrease in interest related to long term debt primarily from lower interest rates and pay down of the term loan B.

Outlook

        Georgia Gulf also updated its previously stated 2008 goals related to debt covenant compliance, EBITDA outlook, and debt reduction.

        The Company was in compliance with its debt covenants for the quarter ended June 30, 2008. When compared to its earlier plan, the Company's current operating plan includes less asset sales and a challenging economic outlook for the remainder of the year and into 2009. The Company now believes 2008 EBITDA could be as much as 15 percent below 2007 EBITDA. The covenant requirements in the Company's senior credit facility will tighten significantly through the first quarter of 2010. Progress related to the Company's capital structure was delayed while the Company was addressing the alleged notice of default on the Company's 7 1/8 percent notes. As a result of the settlement agreement on this issue, the Company is back in a position to make progress on a covenant amendment or refinance the senior credit facility to obtain a structure with greater flexibility. The Company remains focused on targeted cost, working capital and debt reduction initiatives. A significant increase in feedstock costs has increased the level of working capital required to support the current operating plan and offset the cash flow benefit expected from inventory reductions. In spite of these negative impacts, the Company still expects to reduce long-term debt during 2008.

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

  •
  our high degree of leverage and significant debt service obligations;

  •
  availability and pricing of raw materials;

  •
  the impacts of the current economic downturn in the housing and construction markets and potential future downturns;

  •
  our ability to borrow funds under our senior secured credit facility;

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

Critical Accounting Policies

        During the three and six months ended June 30, 2008, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of

Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to our exposure to market risk during the quarter ended June 30, 2008.

Item 4.    CONTROLS AND PROCEDURES.

         Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of June 30, 2008.

         Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Royal Group was under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the SEC of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal

Division, in connection with those documents. In May 2008, Royal Group was advised that it is no longer a target of the RCMP's investigation.

        On June 6, 2008, we received notice and a letter of transmittal (collectively, the "Notice") from persons ("Claimants") claiming to own at least 25% of our 7 1/8% notes due 2013 (the "Notes"), which were issued under an indenture dated December 3, 2003 (the "Indenture") between us and U.S. Bank National Association, the trustee, under the indenture. The Notice asserted that borrowings under our senior credit facility resulted in the incurrence of debt obligations in excess of the amount permitted under Section 3.3 of the Indenture. Believing that all existing indebtedness was incurred in compliance with the provisions of the Indenture, we disputed the Notice. We filed a complaint in the Court of Chancery of the State of Delaware on June 8, 2008 seeking to enjoin the Claimants and seeking a declaratory judgment to the effect that we were not in default under Section 3.3 of the Indenture (the "Complaint").

        On July 15, 2008, we entered into a settlement agreement with the Claimants. In connection with the settlement, the Claimants withdrew their notice of default, and the parties dismissed the litigation. The terms of the settlement include mutual releases of the parties, certain restrictions and obligations upon the Claimants with regard to their holdings of our securities, and the payment by us of $1.4 million of legal fees to the Claimants.

        We intend to solicit the consent of all holders of the 7 1/8% percent notes to an amendment to the related indenture and have agreed to pay a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The Claimants and an additional holder of such notes, who collectively hold a majority in principal amount of the 7 1/8% percent notes, have delivered to us their consents to the amendment. The amendment, once effective, will amend certain covenants in the Indenture, and provide a waiver of defaults, if any. Approval of the lenders under our bank credit agreement is required for the consent fee payment and the Indenture amendment.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's annual meeting of stockholders was held May 20, 2008, in Atlanta, Georgia for the following purposes: (i) to elect three directors to serve for a term of three years; (ii) to approve an amendment to the Company's certificate of incorporation, as amended, to amend Article X (supermajority vote for specified actions) (iii) to approve an amendment to Article XV of the certificate of incorporation to remove the requirement of plurality voting for directors, and (iv) to ratify the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2008. There were 34,475,867 shares of common stock entitled to vote at the meeting.

        The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or Abstentions
John E. Akitt	23,792,981	4,512,112	0
Charles L. Henry	23,810,272	4,494,821	0
Wayne C. Sales	27,541,912	763,181	0

        In addition, the terms of the following directors continued after the meeting:

          Patrick J. Fleming (Chairman of the Board of Directors)
          Paul D. Carrico
          Dennis M. Chorba
          Jerry R. Satrum
          Yoshi Kawashima

        The proposal to approve an amendment to the Company's certificate of incorporation, as amended, to amend Article X (supermajority vote for specified actions) received the following votes:

For	Against	Abstain	Broker Non-Votes
26,077,373	2,019,394	208,324	0

        The proposal to approve an amendment to Article XV of the certificate of incorporation to remove the requirement of plurality voting for directors received the following votes:

For	Against	Abstain	Broker Non-Votes
25,740,934	2,254,119	310,038	0

        Our certificate of incorporation requires that any amendment to Article XV be approved by at least four fifths of our outstanding common stock. This proposal was approved by only approximately 74%, therefore Article XV will not be amended as proposed.

        The appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2008, was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
27,964,041	278,552	62,499	0

Item 6.    EXHIBITS

Exhibits
3(i)	Certificate of Incorporation
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 7, 2008	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2008	/s/ GREGORY C. THOMPSON Gregory C. Thompson Treasurer and Chief Financial Officer (Principal Financial Officer)