Form 10-Q
period 2008-09-30
GEORGIA GULF CORP /DE/
filed 2008-11-06
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2008
Common Stock, $0.01 par value	34,477,244

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$52,720	$9,227
Receivables, net of allowance for doubtful accounts of $10,458 in 2008 and $12,815 in 2007	210,061	211,613
Inventories	306,386	366,545
Prepaid expenses	33,079	19,999
Income tax receivables	3,979	15,837
Deferred income taxes	24,871	25,049

Total current assets	631,096	648,270
Property, plant and equipment, net	862,901	967,188
Goodwill	257,674	282,282
Intangible assets, net of accumulated amortization of $9,718 in 2008 and $6,147 in 2007	69,728	75,789
Other assets, net	187,398	196,262
Non-current assets held for sale	678	31,873

Total assets	$2,009,475	$2,201,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$90,042	$24,209
Accounts payable	151,431	232,477
Interest payable	36,735	17,752
Income taxes payable	2,618	1,094
Accrued compensation	18,486	32,882
Liability for unrecognized income tax benefits and other tax reserves	30,613	79,431
Other accrued liabilities	54,784	59,680

Total current liabilities	384,709	447,525
Long-term debt	1,317,761	1,357,799
Liability for unrecognized income tax benefits	37,559	37,874
Deferred income taxes	119,829	134,464
Other non-current liabilities	34,614	27,201

Total liabilities	1,894,472	2,004,863

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,475,867 in 2008 and 34,392,370 in 2007	344	344
Additional paid-in capital	104,759	103,238
Retained (deficit) earnings	(19,814)	44,730
Accumulated other comprehensive income, net of tax	29,714	48,489

Total stockholders' equity	115,003	196,801

Total liabilities and stockholders' equity	$2,009,475	$2,201,664

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$818,564	$815,293	$2,380,868	$2,380,854
Operating costs and expenses:
Cost of sales	756,503	714,809	2,217,656	2,138,830
Selling, general and administrative expenses	44,095	53,228	130,459	167,216
Asset impairments, gains, exit costs and other, net	3,718	2,551	171	5,691

Total operating costs and expenses	804,316	770,588	2,348,286	2,311,737

Operating income	14,248	44,705	32,582	69,117
Interest expense, net	(32,280)	(33,906)	(98,157)	(99,362)
Foreign exchange (loss) gain	(1,864)	(2,440)	(585)	3,070

Income (loss) from continuing operations before income taxes	(19,896)	8,359	(66,160)	(27,175)
Provision (benefit) for income taxes	(2,494)	8,703	(7,205)	1,553

Loss from continuing operations	(17,402)	(344)	(58,955)	(28,728)
Income (loss) from discontinued operations, net of tax	—	433	—	(9,974)

Net income (loss)	$(17,402)	$89	$(58,955)	$(38,702)

Income (loss) per share:
Basic:
Loss from continuing operations	$(0.50)	$(0.01)	$(1.71)	$(0.84)
Income (loss) from discontinued operations	—	0.01	—	(0.29)

Net income (loss)	$(0.50)	$0.00	$(1.71)	$(1.13)

Diluted:
Loss from continuing operations	$(0.50)	$(0.01)	$(1.71)	$(0.84)
Income (loss) from discontinued operations	—	0.01	—	(0.29)

Net income (loss)	$(0.50)	$0.00	$(1.71)	$(1.13)

Weighted average common shares:
Basic	34,476	34,359	34,451	34,343
Diluted	34,476	34,359	34,451	34,343

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(58,955)	$(38,702)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	112,495	111,935
Foreign exchange gain	—	(7,300)
Deferred income taxes	(13,089)	(11,612)
Tax deficiency related to stock plans	(861)	(714)
Stock based compensation	2,493	9,221
Long-lived asset impairment charges	21,872	—
Net (gain) loss on sale of property, plant and equipment, and assets held for sale	(27,125)	485
Other non-cash items	1,608	15,133
Change in operating assets, liabilities and other	(25,752)	(14,761)
Payment of Quebec trust tax settlement	(20,073)	—

Net cash (used in) provided by operating activities from continuing operations	(7,387)	63,685
Net cash provided by operating activities from discontinued operations	—	398

Net cash (used in) provided by operating activities	(7,387)	64,083

Cash flows from investing activities:
Capital expenditures	(44,023)	(72,624)
Proceeds from sale of property, plant and equipment, and assets held-for sale	78,095	79,642

Net cash provided by investing activities	34,072	7,018

Cash flows from financing activities:
Net change in revolving line of credit	107,718	(6,591)
Repayment of long-term debt	(73,094)	(152,921)
Proceeds from lease financing	—	95,865
Purchases and retirement of common stock	(110)	(685)
Fees paid to amend debt facilities	(9,823)	—
Dividends paid	(8,379)	(8,325)

Net cash provided by (used in) financing activities	16,312	(72,657)
Effect of exchange rate changes on cash and cash equivalents	496	(98)

Net change in cash and cash equivalents	43,493	(1,654)
Cash and cash equivalents at beginning of period	9,227	9,641

Cash and cash equivalents at end of period	$52,720	$7,987

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the significant accounting policies followed by us during the three and nine month periods ended September 30, 2008.

         Reclassification.    Certain prior period balances have been reclassified to conform to the current year presentation. The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 included approximately $15.6 million of other non-cash items that were previously included in change in operating assets, liabilities and other. Additionally, for the three and nine months ended September 30, 2007, there were costs of $2.6 million and $5.7 million, respectively, related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to asset impairments, gains, exit costs and other, net to conform with current period presentation.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement also affects other accounting pronouncements that require or permit fair value measurements. Recently, the FASB Staff Position ("FSP") SFAS 157-1 was issued removing leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157. Also, FSP SFAS 157-2, Effective Date of FASB Statement No. 157, was issued, deferring the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The effective date for all other fair value measurements is for fiscal years beginning January 1, 2008. Our adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements.

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

        On April 25, 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        On May 9, 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 reorganizes the generally accepted accounting principles ("GAAP") hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission's ("SEC's") approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

        On June 16, 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") No. 03-6-1, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings Per Share. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the awards. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

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

        On September 24, 2008, the EITF reached a consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which requires an entity to account for equity method investments by calculating the difference between the cost of an equity method investment and the underlying equity in the net assets of that investee as if the investee were a consolidated subsidiary. The initial carrying value of an equity method investment should be determined by applying a cost accumulation model and for subsequent measurements, share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment. EITF Issue No. 08-6 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

3.     DISCONTINUED OPERATIONS, ASSETS HELD-FOR-SALE AND DIVESTITURES

         Discontinued Operations—Outdoor Building Products Segment.    As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building products segment. Discontinued operations had no activity for the three and nine months ended September 30, 2008. The results of all discontinued operations in our outdoor building products segment for the three and nine months ended September 30, 2007 were as follows:

In thousands	Three months ended September 30, 2007	Nine months ended September 30, 2007
Net sales	$845	$17,603

Operating income (loss) from discontinued operations	$756	$(12,428)
(Provision for) benefit from income taxes	(323)	2,454

Total income (loss) from discontinued operations	$433	$(9,974)

        There were no assets of discontinued operations in our outdoor building products segment as of September 30, 2008. The assets of the discontinued operations in our outdoor building products segment as of December 31, 2007, consisted of $2.9 million of property, plant and equipment and are included in non-current assets held for sale on the accompanying condensed consolidated balance sheet.

         Assets Held-For-Sale.    As part of our strategic plan, we also continue to sell certain non-core assets and businesses. Assets held for sale include U.S. real estate totaling $0.7 million at September 30, 2008 and Canadian and U.S. real estate totaling $29.0 million at December 31, 2007. In June 2008, we sold property for $3.2 million and received $1.2 million in cash and a short-term note for $2.0 million. In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions. The contingency was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008 and is included in asset impairments, gains, exit costs and other, net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008. See Note 10.

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

4.     RESTRUCTURING ACTIVITIES

        In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain duplicative activities, focus our resources on operations with future growth opportunities and reduce our cost structure. In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. Pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation. At September 30, 2008 and December 31, 2007, we had a remaining liability of nil and approximately $1.0 million, respectively. This liability is included in other accrued liabilities on the December 31, 2007 condensed consolidated balance sheet. During the three and nine months ended September 30, 2008, cash payments and adjustments to the accrual of $0.1 million and $1.0 million were made under this plan, respectively. A summary of our restructuring activities by reportable segment for the three and nine months ended September 30, 2007 follows:

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

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma polyvinyl chloride ("PVC" or "vinyl resin") plant. The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment, resulting in a $15.6 million impairment charge in the three months ended March 31, 2008. Additionally, we incurred $1.8 million and $3.0 million during the three and nine months ended September 30, 2008, respectively, in connection with plant closing costs consisting primarily of shut-down costs and severance costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. All of the above mentioned charges are included in asset impairments, gains, exit costs and other, net on the condensed consolidated statement of operations for the nine months ended September 30, 2008. See Note 10.

5.     ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization agreement expires on September 18, 2009. At September 30, 2008 and December 31, 2007, the unpaid balance of accounts receivable in the defined pool was approximately $232.2 million and $244.2 million, respectively. The balances of receivables sold were $165.0 million and $147.0 million as of September 30, 2008 and December 31, 2007, respectively.

        In connection with the amendment of our senior secured credit agreement on September 11, 2008, we executed an amendment to our Securitization since the Securitization agreement incorporates certain defined terms from the senior secured credit agreement. The primary purpose of the amendment was to further increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. We also increased applicable per annum discount rates by approximately 1.8% for the fourth quarter of 2008 and 2.3% thereafter.

6.     INVENTORIES

        The major classes of inventories were as follows:

In thousands	September 30, 2008	December 31, 2007
Work-in-progress and raw materials	$112,219	$153,256
Finished goods	194,167	213,289

Total inventories	$306,386	$366,545

7.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

In thousands	September 30, 2008	December 31, 2007
Machinery and equipment	$1,394,412	$1,437,902
Land and land improvements	95,360	99,364
Buildings	216,476	231,290
Construction-in-progress	31,386	27,875

Property, plant and equipment, at cost	1,737,634	1,796,431
Accumulated depreciation	874,733	829,243

Property, plant and equipment, net	$862,901	$967,188

8.     OTHER ASSETS, NET AND OTHER INTANGIBLE ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

In thousands	September 30, 2008	December 31, 2007
Advances for long-term purchase contracts	$91,151	$99,789
Investment in joint ventures	17,649	20,308
Debt issuance costs	40,715	36,316
Prepaid pension costs	28,442	28,867
Long-term receivables	5,965	6,263
Other	3,476	4,719

Total other assets, net	$187,398	$196,262

         Indefinite-lived intangible assets-trade names.    At September 30, 2008 and December 31, 2007, we have trade name assets related to the acquisition of Royal Group of $10.8 million and $11.2 million, respectively, with the change resulting from foreign currency translation adjustments.

         Goodwill.    At September 30, 2008 and December 31, 2007, we have goodwill primarily related to the acquisition of Royal Group of $257.7 million and $282.3 million, respectively, with the change resulting from a decrease of $16.5 million as a result of the settlement of the pre-acquisition Quebec Trust Tax contingency and foreign currency translation adjustments.

         Finite-lived intangible assets.    The following represents the summary of finite-lived intangible assets as of September 30, 2008 and December 31, 2007. Total estimated amortization expense for the next five fiscal years is approximately $4.8 million per year.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at September 30, 2008:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Accumulated amortization at September 30, 2008:
Customer relationships	(124)	(4,427)	(4,551)
Technology	—	(5,167)	(5,167)

Total	(124)	(9,594)	(9,718)
Foreign currency translation adjustment at September 30, 2008:
Customer relationships	57	2,095	2,152
Technology	—	—	—

Total	57	2,095	2,152
Net carrying amounts at September 30, 2008:
Customer relationships	933	32,191	33,124
Technology	—	25,833	25,833

Total	$933	$58,024	$58,957

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2007:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Accumulated amortization at December 31, 2007:
Customer relationships	(74)	(2,844)	(2,918)
Technology	—	(3,229)	(3,229)

Total	(74)	(6,073)	(6,147)
Foreign currency translation adjustment at December 31, 2007:
Customer relationships	125	4,048	4,173
Technology	—	—	—

Total	125	4,048	4,173
Net carrying amounts at December 31, 2007:
Customer relationships	1,051	35,727	36,778
Technology	—	27,771	27,771

Total	$1,051	$63,498	$64,549

        Finite-lived intangible assets amortization expense for the three and nine months ended September 30, 2008 was $1.2 million and $3.6 million, respectively, and for the three and nine months ended September 30, 2007 was $1.2 million and $4.0 million, respectively.

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	September 30, 2008	December 31, 2007
Senior Secured Credit Facility:
Revolving credit facility expires 2011	$125,762	$19,950
Term loan B due 2013	351,246	424,300
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	497,152	496,900
10.75% senior subordinated notes due 2016	197,354	197,207
Lease financing obligation	105,287	112,649
Other	31,002	31,002

Total debt	$1,407,803	$1,382,008
Less current portion	(90,042)	(24,209)

Long-term debt	$1,317,761	$1,357,799

        The current portion of long-term debt includes $39.5 million on our revolving credit facility, $17.0 million of other debt maturing in May 2009, and $33.5 million of principal on our term loan B as our expectation of what we expect to pay within the next twelve months. Debt under the senior secured credit facility is secured by a majority of our consolidated assets, including real and personal property, inventory, accounts receivable and other intangibles.

        At September 30, 2008 under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million with $6.5 million through Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers, Inc. that is unavailable due to their current bankruptcy filing, and net of outstanding letters of credit of $83.1 million and current borrowings of $125.8 million, we had remaining availability of $159.6 million. The availability is subject to restrictive covenants requiring compliance with a maximum leverage ratio and minimum interest coverage ratio. In addition, of the $125.8 million revolver borrowings and $83.1 million of letters of credit outstanding under the revolving credit facility at September 30, 2008, $39.7 million relates to Lehman Brothers commitment, and would not be available to us if we paid down the revolver or reduced the related outstanding letters of credit. We are working towards securing other lenders to replace the Lehman Commercial Paper Inc. portion of our revolving credit facility.

        Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and to decrease our interest coverage ratio each quarter generally through December 31, 2009. In addition, this amendment reduced our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. On September 11, 2008 we executed the fourth amendment to our senior secured credit facility to further increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. Applicable per annum interest rates increased by approximately 2.5% for the fourth quarter of 2008 and 3.0% thereafter for both the Eurodollar rate loans and base rate loans. The capital expenditure limit set forth in the senior secured credit facility was decreased from $90 million to $65 million in 2008, and from $135 million to $65 million in 2009. As of September 30, 2008, we were in compliance with all of the financial covenants under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent and 10.75 percent notes. Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of assets, tax refunds, other non-operating transactions, the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $52.7 million and the availability to borrow an additional $159.6 million under the revolving credit facility at September 30, 2008, we will have adequate funds to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. However, based on recent trends and our current assumptions regarding our operations, future level of debt repayment, and non-core asset sales and other non-operating transactions, we may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios in our senior secured credit facility after June 2009 particularly with the tightening of the covenants within our senior secured credit facility. As a result, we are continuing to evaluate our capital structure and to explore options including the possibility of seeking an amendment or refinancing of our senior secured credit facility to obtain a structure with greater flexibility. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

        On September 29, 2008, we obtained the consent of a majority of the holders of the 7.125 percent notes to an amendment to the related indenture and paid a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The amendment amends certain covenants in the Indenture, and provides a waiver of defaults, if any. Approval of the lenders under our bank credit agreement was required for the consent fee payment and the Indenture amendment.

         Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction a collateralized letter of credit was issued in the favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather then a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at September 30, 2008 are $1.6 million in 2008, $6.7 million in 2009, $6.8 million in 2010, $7.0 million in 2011, $7.1 million in 2012, and $31.8 million thereafter. The change in the future minimum lease payments from the December 31, 2007 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the nine months ended September 30, 2008.

10.   ASSET IMPAIRMENTS, GAINS, EXIT COSTS AND OTHER, NET

        For the three and nine months ended September 30, 2008, asset impairments, gains, exit costs and other, net consisted of the following:

In thousands	Assets Held for Sale	Divestiture of Outdoor Storage Buildings Business	Oklahoma City Plant Shut-down	Other	Three Months Ended September 30, 2008
Severance, restructuring and other exit costs	$—	$118	$693	$463	$1,274
Charges for assets writedowns, net	—	—	1,115	1,329	2,444

Total	$—	$118	$1,808	$1,792	$3,718

In thousands	Assets Held for Sale	Divestiture of Outdoor Storage Buildings Business	Oklahoma City Plant Shut-down	Other	Nine Months Ended September 30, 2008
Severance, restructuring and other exit costs	$—	$4,055	$1,770	$2,921	$8,746
Charges for assets writedowns, net	3,300	621	16,816	1,756	22,493
Gain on the sale and leaseback of equipment	—	—	—	(2,238)	(2,238)
Gain on sale of land	(28,830)	—	—	—	(28,830)

Total	$(25,530)	$4,676	$18,586	$2,439	$171

        For the three and nine months ended September 30, 2007, there were costs of $2.6 million and $5.7 million, respectively, related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to conform with current period presentation.

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

        On June 6, 2008, we received notice and a letter of transmittal (collectively, the "Notice") from persons ("Claimants") claiming to own at least 25% of our 7.125% notes due 2013 (the "Notes"), which were issued under an indenture dated December 3, 2003 (the "Indenture") between us and U.S. Bank National Association, the trustee, under the indenture. The Notice asserted that borrowings under our senior credit facility resulted in the incurrence of debt obligations in excess of the amount permitted under Section 3.3 of the Indenture. Believing that all existing indebtedness was incurred in compliance with the provisions of the Indenture, we disputed the Notice. We filed a complaint in the Court of Chancery of the State of Delaware on June 8, 2008 seeking to enjoin the Claimants and seeking a declaratory judgment to the effect that we were not in default under Section 3.3 of the Indenture (the "Complaint").

        On July 15, 2008, we entered into a settlement agreement with the Claimants. In connection with the settlement, the Claimants withdrew their notice of default and the parties dismissed the litigation. The terms of the settlement include mutual releases of the parties and certain restrictions and obligations upon the Claimants with regard to their holdings of our securities, and the payment by us of $1.4 million of legal fees of the Claimants.

        On September 29, 2008, we obtained the consent of holders of a majority of the 7.125 percent notes to an amendment to the related indenture and paid a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The amendment amends certain covenants in the Indenture, and provides a waiver of defaults, if any. Approval of the lenders under our bank credit agreement was required for the consent fee payment and the Indenture amendment.In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore have recorded a $2.2 million accrual in non-current liabilities at September 30, 2008 and December 31, 2007.

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

12.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

         Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter- parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Any outstanding contracts are valued at fair value with the offset recorded in other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contract was a $0.4 million current liability at September 30, 2008. At December 31, 2007, we had no raw material or natural gas derivative instruments outstanding.

         Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At September 30, 2008 and December 31, 2007, we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations, with liabilities of $2.3 million and $4.1 million, respectively. At September 30, 2008, $0.6 million and $1.7 million are current and non-current liabilities, respectively. At December 31, 2007, $1.9 million and $2.2 million are current and non-current liabilities, respectively. These hedges have various expiration dates in 2008 and 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income ("AOCI") until the underlying interest payment affects income. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three and nine months ended September 30, 2008 and 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

13.   STOCK-BASED COMPENSATION

        Under the 2002 Equity and Performance Incentive Plan, we are authorized by our stockholders to grant awards for up to 5,000,000 shares of our common stock to employees and non-employee directors. As of September 30, 2008, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

         Stock Options.    For the nine months ended September 30, 2008 and 2007, we granted options to purchase 784,125 and 579,483 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

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

	Stock Option Grants Nine months ended September 30,
	2008	2007
Grant date fair value	$2.31	$6.98
Assumptions
Risk-free interest rate	2.86%	4.66%
Expected life	6.00 years	5.77 years
Expected volatility	53%	40%
Expected dividend yield	4.75%	1.67%

        A summary of stock option activity under all plans for the nine months ended September 30, 2008, is as follows:

	Nine months ended September 30, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2008	2,464,027		$27.86
Granted	784,125		$6.74
Exercised	—		—
Forfeited	(28,785)		$10.04
Expired	(177,904)		$35.03
Outstanding on September 30, 2008	3,041,463	6.19 years	$22.16	$—
Vested or expected to vest at September 30, 2008	3,014,391	6.16 years	$22.28	$—
Exercisable on September 30, 2008	1,817,432	4.33 years	$28.60	$—
Shares available on September 30, 2008 for options that may be granted	1,587,271

        Compensation expense, net of tax, for the three months ended September 30, 2008 and 2007 from stock options was approximately $0.4 million and $0.6 million, respectively. Compensation expense, net of tax, for the nine months ended September 30, 2008 and 2007 from stock options was approximately $1.2 million and $3.0 million, respectively.

         Restricted and Deferred Stock.    During the nine months ended September 30, 2008 and 2007, we granted 273,986 and 202,698 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the nine months ended September 30, 2008 and 2007 was $6.72 and $19.09, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the nine months ended September 30, 2008 and 2007 from restricted stock units, restricted stock and deferred stock units was $1.3 million and $3.1 million, respectively. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Nine months ended September 30, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2008	324,222		$25.95
Granted	273,986		$6.72
Vested	(134,545)		$30.30
Forfeited	(8,909)		$9.58

Outstanding on September 30, 2008	454,754	1.18 years		$1,137

Vested or expected to vest at September 30, 2008	445,320	1.17 years		$1,045

        As of September 30, 2008 and 2007, we had approximately $4.2 million and $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total grant date fair value of shares vested during the three months ended September 30, 2008 and 2007 was $0.4 million and $0.6 million, respectively. The total grant date fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $6.6 million and $8.6 million, respectively. For additional information about our share-based payment awards, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007.

14.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit costs for all pension plans and post-retirement benefit plans:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2008	2007	2008	2007
Components of periodic benefit cost:
Service cost	$1,204	$1,024	$3,961	$3,135
Interest cost	1,843	1,938	5,578	5,452
Expected return on plan assets	(2,761)	(2,567)	(8,280)	(7,690)
Amortization of:
Transition obligation	—	20	—	61
Prior service cost	(141)	121	(405)	312
Actuarial gain	(20)	(12)	(26)	(16)

Net periodic benefit cost	$125	$524	$828	$1,254

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Nine months ended September 30,
	2008	2007
Discount rate	6.25%	6.00%
Expected return on assets	8.00%	8.00%
Rate of compensation increase	4.26%	4.27%

        For the three months ended September 30, 2008, we made no contributions to the plan trust. We made direct benefit payments for both the nine months ended September 30, 2008 and 2007 of approximately $0.1 million and $0.4 million, respectively.

        In September 2007, upon approval by the Compensation Committee of the Board of Directors, we announced to our employees that we were amending the Georgia Gulf Corporation Salaried Employees Retirement Plan ("SERP") to freeze benefit accruals through December 31, 2007 and, effective January 1, 2008, the SERP was converted to a "Cash Balance" plan with future benefit accruals to be determined under a cash balance formula. Royal Mouldings Retirement Plan participants entered the SERP on December 31, 2007 (the "Plan Merger Date") and the SERP was renamed the Georgia Gulf Corporation Retirement Plan (the "Plan"). Each Plan vested participant was allocated their total pension benefit accrued through the Plan Merger Date. Benefits for the Royal Mouldings Retirement Plan were frozen at December 31, 2004, thus participants were allocated their total pension benefit through that date upon entry into the Plan.

15.   COMPREHENSIVE INCOME (LOSS) INFORMATION

        Our comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by SFAS No. 158. The components of accumulated other comprehensive income and total comprehensive (loss) income are shown as follows:

Accumulated other comprehensive income—net of tax

In thousands	September 30, 2008	December 31, 2007
Unrealized losses on derivative contracts	$(1,651)	$(2,670)
Pension liability adjustment including effect of SFAS No. 158	3,990	4,205
Cumulative currency translation adjustment	27,375	46,954

Accumulated other comprehensive income	$29,714	$48,489

        The components of total comprehensive (loss) income are as follows:

Total comprehensive (loss) income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2008	2007	2008	2007
Net (loss) income	$(17,402)	$89	$(58,955)	$(38,702)
Unrealized income (losses) on derivative contracts	1,108	(1,256)	1,019	(529)
Pension liability adjustment including effect of SFAS No. 158	(114)	8,848	(215)	8,911
Cumulative currency translation adjustment	(9,908)	29,710	(19,579)	68,769

Total comprehensive (loss) income	$(26,316)	$37,391	$(77,730)	$38,449

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

        Our effective tax rates for continuing operations for the three months ended September 30, 2008 and 2007 were 12.5 percent and 104.1 percent, respectively. Our effective tax rates for continuing operations for the nine months ended September 30, 2008 and 2007 were 10.9 percent and negative 5.7 percent, respectively. The difference in the rates as compared to the U.S. statutory federal income tax rate was primarily due to the routine accrual of interest on FIN 48 liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), the reversal of interest accrued on the Quebec Trust matter, and the valuation allowance in Canada discussed above. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2007, we are not recognizing a tax benefit for the net operating losses in Canada as we have determined that we have not met the SFAS No. 109, Accounting for Income Taxes, requirement to allow us to realize such benefits.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In accordance with FSP SFAS 157-2, we will defer adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until our fiscal year beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated financial position and results of operations.

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

        Our financial instruments consist primarily of interest rate swap and natural gas derivative contracts. For further details concerning our derivative instruments, including gains and losses recognized in the current period, refer to Note 12 "Hedging Transactions and Derivative Financial Instruments." Our interest rate swap contracts fall within "Level 2" and our natural gas derivatives fall within "Level 1" of the fair value hierarchy noted above.

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

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes and costs of our receivables securitization program.

Transactions between operating segments are valued at market-based prices. The revenues generated by these transfers are provided in the following table.

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Three months ended September 30, 2008:
Net sales	$365,501	$165,457	$124,027	$163,579	$—	$818,564
Intersegment revenues	96,819	—	866	19	(97,704)	—
Asset impairments, gains, exit costs and other, net	1,810	—	1,448	460	—	3,718
Operating income (loss)	27,982	(4,547)	(561)	516	(9,142)	14,248
Depreciation and amortization	18,314	1,230	11,483	3,616	1,828	36,471
Three months ended September 30, 2007:
Net sales	$356,794	$148,936	$147,029	$162,534	$—	$815,293
Intersegment revenues	87,748	—	835	1,181	(89,764)	—
Asset impairments, gains, exit costs and other, net	(6)	—	603	1,954	—	2,551
Operating income (loss)	43,621	(3,076)	8,364	3,828	(8,032)	44,705
Depreciation and amortization	18,079	1,740	12,009	4,603	1,606	38,037

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Nine months ended September 30, 2008:
Net sales	$1,108,471	$516,118	$328,104	$428,175	$—	$2,380,868
Intersegment revenues	232,589	—	2,756	1,750	(237,095)	—
Asset impairments, gains, exit costs and other, net	17,797	—	4,002	7,202	(28,830)	171
Operating income (loss)	64,673	(7,373)	(15,943)	(14,295)	5,520	32,582
Depreciation and amortization	56,269	4,522	34,911	11,516	5,277	112,495
Nine months ended September 30, 2007:
Net sales	$1,052,704	$491,827	$381,853	$454,470	$—	$2,380,854
Intersegment revenues	230,941	—	2,307	9,070	(242,318)	—
Asset impairments, gains, exit costs and other, net	363	—	2,320	3,008	—	5,691
Operating income (loss)	84,061	6,983	5,537	2,769	(30,233)	69,117
Depreciation and amortization	52,481	5,258	35,502	13,621	4,714	111,576

19.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, and Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 12 Inc., Royal Window and Door Profiles Plant 13, Royal Window and Door Profiles Plant 14 Inc., and Royal Window Coverings (USA) LP, all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheet information, statements of operations information and statements of cash flows information present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

        Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

        The intercompany receivable and payable balances between the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected in accounts receivable and accounts payable line items and eliminated in the Eliminations column. Historically, we have reflected the aggregation of all the intercompany balances in both the Parent Company and the respective Guarantor Subsidiaries or Non-Guarantor Subsidiaries and then eliminated these gross amounts in the elimination column of the respective supplemental consolidated balance sheets. Additionally, to reflect the intercompany receivable and payable balances between separate legal entities within the Guarantor Subsidiaries and Non-Guarantor Subsidiaries we have historically reflected such balances on a gross basis within such individual Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns. While the legal right of offset between individual legal entities has always existed, effective January 1, 2008 we have changed our policy for presenting the intercompany receivable and payable balances to reflect our intent to offset such intercompany accounts between legal entities to better reflect the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a stand alone basis and on a basis more consistent with our overall consolidation policy. This change in policy included presenting intercompany receivable and payable balances within the individual Guarantor and Non-Guarantor Subsidiary columns on a consolidated net basis. These changes in policy were not made retroactively but would have impacted the prior year December 31, 2007 supplemental Guarantor balance sheet as follows: (i) approximately $190.0 million of intercompany accounts receivable and accounts payable balances in the Parent Company column would be eliminated to reduce both the receivables, net and accounts payable line items by the same amount; (ii) approximately $136.0 million of intercompany accounts receivable and accounts payable balances in the Guarantor Subsidiaries column for intercompany balances due primarily between separate legal entities within that column would be eliminated to reduce both the receivables and payables line items by the same amount; (iii) approximately $326.0 million, representing the sum of these adjustments, would have reduced the elimination amounts for receivables, net and accounts payable within the eliminations column. Giving effect to this policy change, effective January 1, 2008, intercompany balances between entities within the Guarantor Subsidiaries are eliminated within the Guarantor Subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$46,372	$6,348	$—	$52,720
Receivables, net	33,240	193,500	234,014	(250,693)	210,061
Inventories	—	182,718	123,668	—	306,386
Prepaid expenses	—	27,162	5,917	—	33,079
Income tax receivable	—	2,932	1,047	—	3,979
Deferred income taxes	213	24,658	—	—	24,871

Total current assets	33,453	477,342	370,994	(250,693)	631,096
Property, plant and equipment, net	233	525,231	337,437	—	862,901
Long-term receivables—affiliates	430,091	—	—	(430,091)	—
Goodwill	—	183,565	74,109	—	257,674
Intangibles, net	—	35,538	34,190	—	69,728
Other assets, net	39,014	133,044	15,340	—	187,398
Non-current assets held-for-sale	—	678	—	—	678
Investment in subsidiaries	1,145,273	146,563	—	(1,291,836)	—

Total assets	$1,648,064	$1,501,961	$832,070	$(1,972,620)	$2,009,475

Current portion of long-term debt	$90,000	$42	$—	$—	$90,042
Accounts payable	164,228	159,416	78,480	(250,693)	151,431
Interest payable	36,735	—	—	—	36,735
Income tax payable	—	—	2,618	—	2,618
Accrued compensation	315	9,300	8,871	—	18,486
Liability for unrecognized income tax benefits and other tax reserves	—	5,184	25,429	—	30,613
Other accrued liabilities	987	26,342	27,455	—	54,784

Total current liabilities	292,265	200,284	142,853	(250,693)	384,709
Long-term debt, less current portion	1,212,516	65	105,180	—	1,317,761
Long-term payables—affiliates	—	—	430,091	(430,091)	—
Liability for unrecognized income tax benefits	—	6,220	31,339	—	37,559
Deferred income taxes	18,853	99,271	1,705	—	119,829
Other non-current liabilities	9,427	17,740	7,447	—	34,614

Total liabilities	1,533,061	323,580	718,615	(680,784)	1,894,472

Stockholders' equity	115,003	1,178,381	113,455	(1,291,836)	115,003

Total liabilities and stockholders' equity	$1,648,064	$1,501,961	$832,070	$(1,972,620)	$2,009,475

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,563	$661,531	$223,921	$(70,451)	$818,564
Operating costs and expenses:
Cost of sales	—	622,831	197,076	(63,404)	756,503
Selling, general and administrative expenses	8,130	20,486	22,526	(7,047)	44,095
Asset impairments, gains, exit costs and other, net	—	2,222	1,496	—	3,718

Total operating costs and expenses	8,130	645,539	221,098	(70,451)	804,316

Operating income (loss)	(4,567)	15,992	2,823	—	14,248
Other (expense) income:
Interest expense, net	(31,842)	3,460	(3,898)	—	(32,280)
Foreign exchange gain (loss)	(91)	(6)	(1,767)	—	(1,864)
Equity in income of subsidiaries	10,766	128	—	(10,894)	—
Intercompany interest income (expense)	4,462	—	(4,462)	—	—

Income (loss) from continuing operations before income taxes	(21,272)	19,574	(7,304)	(10,894)	(19,896)
Provision (benefit) for income taxes	(3,870)	34	1,342	—	(2,494)

Net income (loss)	$(17,402)	$19,540	$(8,646)	$(10,894)	$(17,402)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2007

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$581,489	$252,647	$(21,853)	$815,293
Operating costs and expenses:
Cost of sales	—	523,585	205,854	(14,630)	714,809
Selling, general and administrative expenses	6,255	23,552	30,674	(7,223)	53,228
Asset impairments, gains, exit costs and other, net	—	—	2,551	—	2,551

Total operating costs and expenses	6,255	547,107	239,079	(21,853)	770,588

Operating income (loss)	(3,245)	34,382	13,568	—	44,705
Other (expense) income:
Interest expense, net	(31,025)	636	(3,517)	—	(33,906)
Foreign exchange gain (loss)	2,407	13	(4,860)	—	(2,440)
Equity in income of subsidiaries	36,802	918	—	(37,720)	—
Intercompany interest income (expense)	9,787	—	(9,787)	—	—

Income (loss) from continuing operations before taxes	14,726	35,949	(4,596)	(37,720)	8,359
Provision (benefit) for income taxes	14,637	(7,465)	1,531	—	8,703

Income (loss) from continuing operations	89	43,414	(6,127)	(37,720)	(344)
Loss from discontinued operations, net of tax	—	101	332	—	433

Net income (loss)	$89	$43,515	$(5,795)	$(37,720)	$89

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,723	$1,957,596	$588,689	$(175,140)	$2,380,868
Operating costs and expenses:
Cost of sales	—	1,842,256	530,993	(155,593)	2,217,656
Selling, general and administrative expenses	18,126	62,746	69,134	(19,547)	130,459
Asset impairments, gains, exit costs and other, net	—	(11,619)	11,790	—	171

Total operating costs and expenses	18,126	1,893,383	611,917	(175,140)	2,348,286

Operating income (loss)	(8,403)	64,213	(23,228)	—	32,582
Other (expense) income:
Interest expense, net	(93,254)	6,480	(11,383)	—	(98,157)
Foreign exchange gain (loss)	(294)	(10)	(281)	—	(585)
Equity in income of subsidiaries	17,500	(1,927)	—	(15,573)	—
Intercompany interest income (expense)	16,152	—	(16,152)	—	—

Income (loss) from continuing operations before income taxes	(68,299)	68,756	(51,044)	(15,573)	(66,160)
Provision (benefit) for income taxes	(9,344)	5,888	(3,749)	—	(7,205)

Net income (loss)	$(58,955)	$62,868	$(47,295)	$(15,573)	$(58,955)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2007

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,031	$1,758,693	$679,163	$(66,033)	$2,380,854
Operating costs and expenses:
Cost of sales	—	1,608,308	573,335	(42,813)	2,138,830
Selling, general and administrative expenses	22,434	74,584	93,418	(23,220)	167,216
Asset impairments, gains, exit costs and other, net	—	—	5,691	—	5,691

Total operating costs and expenses	22,434	1,682,892	672,444	(66,033)	2,311,737

Operating income (loss)	(13,403)	75,801	6,719	—	69,117
Other (expense) income:
Interest expense, net	(91,784)	102	(7,680)	—	(99,362)
Foreign exchange gain (loss)	7,917	25	(4,872)	—	3,070
Equity in income of subsidiaries	39,354	2,865	—	(42,219)	—
Intercompany interest income (expense)	23,437	—	(23,437)	—	—

Income (loss) from continuing operations before income taxes	(34,479)	78,793	(29,270)	(42,219)	(27,175)
Provision (benefit) for income taxes	4,223	2,821	(5,491)	—	1,553

Income (loss) from continuing operations	(38,702)	75,972	(23,779)	(42,219)	(28,728)
Loss from discontinued operations, net of tax	—	(3,168)	(6,806)	—	(9,974)

Net income (loss)	$(38,702)	$72,804	$(30,585)	$(42,219)	$(38,702)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended September 30, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(37,857)	$27,758	$2,712	$—	$(7,387)

Cash from investing activities:
Capital expenditures	—	(35,310)	(8,713)	—	(44,023)
Proceeds from sale of property, plant and equipment and assets held for sale	—	47,148	30,947	—	78,095

Net cash provided by investing activities	—	11,838	22,234	—	34,072
Cash from financing activities:
Net change in revolving line of credit	105,813	—	1,905	—	107,718
Long-term debt payments	(73,054)	(40)	—	—	(73,094)
Intercompany financing	23,099	—	(23,099)	—	—
Return of internal capital	—	(1,499)	1,499	—	—
Purchases and retirement of common stock	(110)	—	—	—	(110)
Fees paid to amend debt facilities	(9,823)	—	—	—	(9,823)
Dividends paid	(8,379)	—	—	—	(8,379)

Net cash (used in) provided by financing activities	37,546	(1,539)	(19,695)	—	16,312

Effect of exchange rate changes on cash	311	—	185	—	496

Net change in cash and cash equivalents	—	38,057	5,436	—	43,493
Cash and cash equivalents at beginning of period	—	8,315	912	—	9,227

Cash and cash equivalents at end of period	$—	$46,372	$6,348	$—	$52,720

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended September 30, 2007

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$34,725	$46,303	$(16,945)	$—	$64,083

Cash from investing activities:
Capital expenditures	(112)	(57,132)	(15,380)	—	(72,624)
Proceeds from sale of property, plant, and equipment and assets held for sale	—	5,650	73,992	—	79,642

Net cash (used in) provided by investing activities	(112)	(51,482)	58,612	—	7,018
Cash flows from financing activities:
Net change in revolving line of credit	(5,300)	—	(1,291)	—	(6,591)
Proceeds from notes payable to affiliates	132,324	—	(132,324)	—	—
Long-term debt payments	(152,500)	(43)	(378)	—	(152,921)
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Purchases and retirement of common stock	(685)	—	—	—	(685)
Dividends paid	(8,325)	—	—	—	(8,325)

Net cash provided by (used in) financing activities	(34,486)	(43)	(38,128)	—	(72,657)

Effect of exchange rate changes on cash	(127)	—	29	—	(98)

Net change in cash and cash equivalents	—	(5,222)	3,568	—	(1,654)
Cash and cash equivalents at beginning of period	—	11,400	(1,759)	—	9,641

Cash and cash equivalents at end of period	$—	$6,178	$1,809	$—	$7,987

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        We are a leading, integrated North American manufacturer of two chemical product lines, chlorovinyls and aromatics, and a manufacturer of vinyl-based building and home improvement products. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. Our vinyl-based building and home improvement products, marketed under Royal Group brands, include window and door profiles, mouldings, siding, pipe and pipe fittings, and deck, fence and rail.

        We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls products; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics products.

Sale of Business and Assets

        On March 31, 2008, we sold the assets and operations of our outdoor storage buildings business that was previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million. In June 2008, we sold an excess tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million and a gain of $28.8 million.

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the periods ended September 30, 2008 and 2007, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Net sales	$818.6	100%	$815.3	100.0%	$2,380.9	100%	$2,380.8	100.0%
Cost of sales	756.5	92.4%	714.8	87.7%	2,217.7	93.1%	2,138.8	89.8%

Gross margin	62.1	7.6%	100.5	12.3%	163.2	6.9%	242.0	10.2%
Selling, general and administrative	44.1	5.4%	53.2	6.5%	130.4	5.5%	167.2	7.0%
Asset impairments, gains, exit costs and other, net	3.7	0.5%	2.6	0.3%	0.2	0.0%	5.7	0.2%

Operating income	14.3	1.7%	44.7	5.5%	32.6	1.4%	69.1	2.9%
Net interest expense	32.3	4.0%	33.9	4.2%	98.2	4.1%	99.4	4.1%
Foreign exchange (gain) loss	1.9	0.2%	2.4	0.3%	0.6	0.0%	(3.1)	(0.1)%
Provision (benefit) for income taxes	(2.5)	(0.3)%	8.7	1.1%	(7.2)	(0.3)%	1.5	0.1%

Income (loss) from continuing operations	(17.4)	(2.1)%	(0.3)	(0.1)%	(59.0)	(2.5)%	(28.7)	(1.2)%
(Loss) from discontinued operations, net of tax	—	—%	0.4	0.1%	—	—%	(10.0)	(0.4)%

Net income (loss)	$(17.4)	(2.1)%	$0.1	0.0%	$(59.0)	(2.5)%	$(38.7)	(1.6)%

        The following table sets forth certain financial data by reportable segment for the periods ended September 30, 2008 and 2007, and the percentage of total net sales or gross margin by segment for each line item.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Net sales
Chlorovinyls products	$365.5	44.7%	$356.8	43.8%	$1,108.5	46.6%	$1,052.7	44.2%
Window and door profiles and mouldings products	124.0	15.1%	147.0	18.0%	328.1	13.8%	381.9	16.0%
Outdoor building products	163.6	20.0%	162.6	19.9%	428.2	17.9%	454.5	19.1%
Aromatics products	165.5	20.2%	148.9	18.3%	516.1	21.7%	491.8	20.7%

Total net sales	$818.6	100%	$815.3	100%	$2,380.9	100%	$2,380.9	100%

Gross margin
Chlorovinyls products	$37.4	10.2%	$54.3	15.2%	$107.5	9.7%	$114.9	10.9%
Window and door profiles and mouldings products	11.7	9.4%	24.3	16.5%	22.1	6.7%	51.2	13.4%
Outdoor building products	16.7	10.2%	23.8	14.6%	38.3	8.9%	65.6	14.4%
Aromatics products	(3.6)	(2.2)%	(1.9)	(1.3)%	(4.7)	(0.9)%	10.3	2.1%

Total gross margin	$62.1	7.6%	$100.5	12.3%	$163.2	6.9%	$242.0	10.2%

Three Months Ended September 30, 2008, Compared With Three Months Ended September 30, 2007

         Net Sales.    For the three months ended September 30, 2008, net sales totaled $818.6 million, a slight increase compared to $815.3 million for the same quarter last year. This slight increase in our overall sales was primarily a result of an increase in our overall net sales prices of 25 percent offset by a decrease in volumes of 20 percent. Our overall average sales price increase is due to higher costs for our raw materials and natural gas. Our overall sales volume decrease is mainly attributable to a decrease in demand in North America for vinyl resins and compounds as North American housing starts decreased 32 percent from third quarter of 2007 to the third quarter of this year. In addition, our sales volumes were impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008.

        Chlorovinyls segment net sales totaled $365.5 million for the three months ended September 30, 2008, an increase of 2 percent compared with net sales of $356.8 million for the same period last year. Our overall average sales prices increased by 32 percent, primarily as a result of increases in the prices of vinyl resins of 28 percent and caustic soda of 103 percent. The vinyl resins sale price increase reflects higher costs for the feedstock ethylene and natural gas. The caustic soda price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. Our overall chlorovinyls sales volumes were down 22 percent primarily as a result of the decrease in demand for vinyl resins of 37 percent and vinyl compounds of 15 percent. Our vinyl resins sales volume decrease reflects a reduction in domestic sales as a result of a decrease in demand, a rationalization of lower margin customers, and disruptions caused by hurricanes Gustav and Ike during the third quarter of 2008, offset partially by an increase in exports. North American vinyl resin industry sales volume declined 12 percent as a result of the domestic sales volume decrease of 13 percent, reflecting the decline in U.S. housing.

        Window and door profiles and mouldings products segment net sales totaled $124.0 million for the three months ended September 30, 2008, a decrease of 16 percent (16 percent decrease on a constant currency basis) compared to $147.0 million for the same period last year. Our overall sales volumes decreased 17 percent. North American vinyl resin extruded window and door industry sales volumes declined about 22 percent reflecting the decline in U.S. housing and construction. We experienced a minimal currency impact on our sales in Canada resulting from the change of the Canadian dollar against the U.S. dollar. During the third quarter of 2008, our window and door profiles and mouldings segment generated about 56 percent of its revenue in the U. S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $163.6 million for the three months ended September 30, 2008, an increase of 1 percent (0.4 percent change on a constant currency basis) compared to $162.6 million for the same period last year. Our overall sales volumes decreased 7 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 15 percent reflecting the decline in U.S. housing and construction market. We experienced a minimal currency impact on our sales in Canada resulting from the change of the Canadian dollar against the U.S. dollar. During the third quarter of 2008, our outdoor building products segment generated about 29 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $165.5 million for the three months ended September 30, 2008, compared to $148.9 million for the third quarter of 2007. Our overall average sales prices increased 34 percent as a result of increases in the prices of cumene of 30 percent, phenol of 21 percent and acetone of 61 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. The North American phenol and acetone industries' operating rates were approximately 78 percent for the third quarter of 2008, or 7 percent lower than the same period last year. Our overall aromatics sales volumes decreased 17 percent primarily as a result of a decrease in phenol and acetone sales of 33 and 40 percent, respectively. The phenol and acetone sales volume decrease is due to weak demand in North America reflecting the decline in the U.S. housing and construction markets. In addition, our sales volumes were impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008.

         Gross Margin.    Total gross margin decreased from 12.3 percent of sales for the three months ended September 30, 2007, to 7.6 percent of sales for the three months ended September 30, 2008. This $38.4 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 56 percent and 66 percent, respectively, from the third quarter of 2007 to the third quarter of 2008. We have implemented several cost savings initiatives during 2008 including the temporary closure of our 450 million pound vinyl resin plant in Sarnia, Ontario and the permanent closure of our 500 million pound vinyl resin plant in Oklahoma City, Oklahoma resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $8.5 million compared to the third quarter of 2007.

        Chlorovinyls segment gross margin decreased from 15.2 percent of sales for the three months ended September 30, 2007 to 10.2 percent of sales for the three months ended September 30, 2008. This $16.9 million decrease primarily is due to decreases in sales volumes for most of our chlorovinyls products and increases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs in the third quarter of 2008 increased 46 percent compared to same quarter of 2007. Our chlorovinyls operating rate decreased from about 88 percent for the third quarter of 2007 to about 69 percent for the third quarter of 2008. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant, which had a 500 million pound, annualized capacity and moved the production requirements of our customers to our other manufacturing locations. In addition, our sales volumes were impacted by inclement weather conditions in the U.S. gulf coast region caused by increased hurricane activity compared to the same period last year.

        Window and door profiles and mouldings segment gross margin decreased from 16.5 percent of sales for the three months ended September 30, 2007 to 9.4 percent of sales for the three months ended September 30, 2008. This $12.6 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 33 percent from the third quarter of 2007 to the third quarter of 2008.

        Outdoor building products segment gross margin decreased from 14.6 percent of sales for the three months ended September 30, 2007, to 10.2 percent of sales for the three months ended September 30,

2008. This $7.1 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 33 percent from the third quarter of 2007 to the third quarter of 2008.

        Aromatics segment gross margin decreased from negative 1.3 percent of sales for three months ended September 30, 2007, to a negative 2.2 percent of sales for the three months ended September 30, 2008. This $1.7 million decrease from the same quarter last year is due primarily to decreases in phenol and acetone sales volumes as well as higher benzene and propylene costs. Overall raw material costs increased 27 percent primarily as a result of increases in benzene and propylene costs from the third quarter of 2007 to the third quarter of 2008.

         Impact from Hurricanes Ike and Gustav on the three months ended September 30, 2008.    Hurricanes Ike and Gustav impacted the U.S. Gulf Coast region during the first two weeks of September of 2008 resulting in a significant disruption of our operations and minor property damage at our Louisiana and Texas facilities. Certain manufacturing plants were shut down in an orderly manner just prior to the hurricanes and were down or running at reduced rates as a result of the disruption to feedstock and energy supplies, and transportation networks in the region. As of September 30, 2008, all of our impacted plants returned to near normal operations. We estimate that these events negatively impacted our operating income by approximately $27.0 million during the three months ended September 30, 2008 as a result of repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricanes. In addition, based on current projections of costs related to the hurricanes, we believe it is unlikely that we will be able to recover any material amount under our commercial insurance policies.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $44.1 million for the three months ended September 30, 2008, a 17 percent decrease from the $53.2 million for the three months ended September 30, 2007. This $9.1 million decrease reflects our cost saving initiatives in our window and door profiles and mouldings and outdoor building product segments that collectively declined $8.6 million including a decrease in payroll related cost of $3.0 million and advertising, commission and promotional expense of $2.5 million for the three months ended September 30, 2008 compared to the same period last year.

         Asset impairments, gains, exit costs and other, net.    In the three months ended September 30, 2008, we wrote down assets in our building and home improvement operations and our chemicals operations for $1.3 and $0.3 million, respectively. We also incurred severance, restructuring and other costs of $2.1 million that consisted primarily of remaining wind-down cost associated with the March 2008 closure of our Oklahoma City, Oklahoma vinyl resin plant. For the three months ended September 30, 2007, there were costs of $2.6 million related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to conform with current period presentation.

         Interest Expense, net.    Interest expense, net decreased to $32.3 million for the three months ended September 30, 2008, from $33.9 million for the three months ended September 30, 2007. This decrease of $1.6 million was primarily attributable to lower average debt balances and interest rates offset by lower capitalized interest on property, plant and equipment and construction in progress during the third quarter of 2007 compared to the same quarter last year.

         Benefit and Provision for Income Taxes.    The benefit for income taxes from continuing operations was $2.5 million for the three months ended September 30, 2008, compared with an income tax provision of $8.7 million for the three months ended September 30, 2007. Pre-tax loss from continuing operations was $19.9 million for the third quarter of 2008 compared to a pre-tax income from continuing operations of $8.4 million for the third quarter of 2007. Our effective tax rate for continuing operations for the quarter ended September 30, 2008 and 2007 was 12.5 percent and 104.1 percent, respectively. The difference in the rates was due to the routine accrual of interest on FIN 48 liabilities and the valuation allowance resulting from not recognizing a tax benefit for the net operating losses in Canada as we have determined that we have not met the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, criteria to realize such benefits.

         Loss from Discontinued Operations.    Subsequent to the Royal Group acquisition on October 3, 2006, we began to exit several non-core businesses. Certain businesses qualified as discontinued operations under generally accepted accounting principles. There was no activity in our discontinued operations for the three months ended September 30, 2008, compared with net income of $0.4 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008, Compared With Nine Months Ended September 30, 2007

         Net Sales.    For both the nine months ended September 30, 2008 and September 30, 2007, net sales were $2.38 billion. Our overall sales volume decrease of 14 percent was offset by an increase in our overall net sales prices of 15 percent. Our overall sales volume decrease is mainly attributable to a decrease in demand for vinyl resins and compounds as North American housing starts decreased 30 percent from the first nine months of 2007 to the same period of this year. Our overall average sales price increase is due to higher costs for our raw materials and natural gas and a favorable currency impact on our sales in Canada of about 7 percent resulting from the strengthening of the Canadian dollar against the U.S. dollar.

        Chlorovinyls segment net sales totaled $1.11 billion for the nine months ended September 30, 2008, an increase of 5 percent compared with net sales of $1.05 billion for the same period last year. Our overall average sales prices increased by 24 percent, primarily as a result of increases in the prices of vinyl resins of 28 percent and caustic soda of 71 percent. The vinyl resins sales price increase reflects higher costs for the feedstock ethylene and natural gas. The caustic soda price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. Our overall chlorovinyls sales volumes were down 15 percent primarily as a result of the decrease in demand for vinyl resins of 28 percent and vinyl compounds of 15 percent. Our vinyl resins sales volume decrease reflects a decrease in domestic sales as a result of a decrease in demand, a rationalization of lower margin customers, and the disruptions caused by hurricanes Gustav and Ike during the third quarter of 2008, offset partially by an increase in exports. North American vinyl resin industry sales volume declined 7 percent as a result of the domestic sales volume decrease of 12 percent, reflecting the decline in U.S. housing starts, offset partially by an increase in exports of 47 percent.

        Window and door profiles and mouldings products segment net sales totaled $328.1 million for the nine months ended September 30, 2008, a decrease of 14 percent (17 percent decrease on a constant currency basis) compared to $381.9 million for the same period last year. Our overall sales volumes decreased 15 percent. North American vinyl resin extruded window and doors industry sales volumes declined about 13 percent reflecting the decline in U.S. housing and construction. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the first nine months of 2008, our window and door profiles and mouldings segment generated about 57 percent of its revenue in the U. S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $428.2 million for the nine months ended September 30, 2008, a decrease of 6 percent (11 percent change on a constant currency basis) compared to $454.5 million for the same period last year. Our overall sales volumes decreased 16 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 15 percent reflecting the decline in U.S. housing and construction. We experienced a favorable currency impact on our sales in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar. During the first nine months of 2008, our outdoor building products segment generated about 32 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $516.1 million for the nine months ended September 30, 2008, an increase of 5 percent compared to $491.8 million for the same period last year. Our overall average sales prices increased 18 percent as a result of increases in the prices of cumene of 19 percent, phenol of 9 percent and acetone of 27 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. The North American phenol industry operating rate was approximately 83 percent during the first nine months of 2008, compared to 87 percent 2007. Our overall aromatics sales volumes decreased 11 percent as a result of decline in cumene of 6 percent, phenol of 16 percent and acetone of 13 percent. The cumene sales volume decrease reflects the loss of additional sales in the first half of 2007 that resulted from several competitors' unscheduled plant outages along with a strong export market. The phenol sales volume decrease is due to weak demand in North America reflecting the decline in the U.S. housing market. In addition, our sales volumes were impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008.

         Gross Margin.    Total gross margin decreased from 10.2 percent of sales for the nine months ended September 30, 2007, to 6.9 percent of sales for the nine months ended September 30, 2008. This $78.8 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 71 percent and 43 percent, respectively, from the first nine months of 2007 to the same period of 2008. We have implemented several cost savings initiatives during 2008 including the temporary closure of our 450 million pound vinyl resin plant in Sarnia, Ontario and the permanent closure of our 500 million pound vinyl resin plant in Oklahoma City, Oklahoma resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $20.2 million compared to the first nine months of 2007.

        Chlorovinyls segment gross margin decreased slightly from 10.9 percent of sales for the nine months ended September 30, 2007 to 9.7 percent of sales for the nine months ended September 30, 2008. This $7.4 million decrease primarily reflects decreases in sales volumes for most of our chlorovinyls products and increases in our raw materials and natural gas costs offset partially by an increase in overall sales prices. Our overall raw materials and natural gas costs during the first nine months of 2008 increased 42 percent compared to same period last year. Our chlorovinyls operating rate decreased from about 81 percent for the first nine months of 2007 to about 63 percent for the first nine months of 2008. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant that had a 500 million pound annualized capacity and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin decreased from 13.4 percent of sales for the nine months ended September 30, 2007 to 6.7 percent of sales for the nine months ended September 30, 2008. This $29.1 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 34 percent from the first nine months of 2007 to the first nine months of 2008.

        Outdoor building products segment gross margin decreased from 14.4 percent of sales for the nine months ended September 30, 2007, to 8.9 percent of sales for the nine months ended September 30, 2008. This $27.3 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 34 percent from the first nine months of 2007 to the first nine months of 2008.

        Aromatics segment gross margin decreased from 2.1 percent of sales for nine months ended September 30, 2007, to a negative 0.9 percent of sales for the nine months ended September 30, 2008. This $15.0 million decrease from the first nine months of last year is due primarily to decreases in sales volumes as well as an increase in our benzene and propylene raw material cost which were not fully offset by increases in sales prices for all of our aromatics products. Overall raw material costs increased 16 percent primarily as a result of increases in benzene and propylene costs from the first nine months of 2007 to the first nine months of 2008.

         Impact from Hurricanes Ike and Gustav on the nine months ended September 30, 2008.    Hurricanes Ike and Gustav impacted the U.S. Gulf Coast region during the first two weeks of September of 2008 resulting in a significant disruption of our operations and minor property damage at our Louisiana and Texas facilities. Certain manufacturing plants were shut down in an orderly manner just prior to the hurricanes and were down or running at reduced rates as a result of the disruption to feedstock and energy supplies, and transportation networks in the region. As of September 30, 2008, all of our impacted plants returned to near normal operations. We estimate that these events negatively impacted our operating income by approximately $27.0 million during the nine months ended September 30, 2008 as a result of repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricanes. In addition, based on current projections of costs related to the hurricanes, we believe it is unlikely that we will be able to recover any material amount under our commercial insurance policies.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $130.4 million for the nine months ended September 30, 2008, a 22 percent decrease from $167.2 million for the nine months ended September 30, 2007. This $36.8 million decrease primarily reflects our continued focus on targeted cost saving initiatives. We have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building products segments, collectively by $23.9 million, which includes decreases in payroll related cost of $10.8 million, legal and professional fees of $7.1 million, advertising, commission and promotional expense of $5.7 million, information systems related costs of $2.1 million and capital tax expense of $2.2 million. We have also reduced our chlorovinyls and aromatics segments, collectively, selling, general, and administrative costs primarily as a result of a decrease in our information systems related costs of $1.8 million and a reduction of $4.1 million relating to a change in our vacation policy. Additionally, our share-based compensation expense is lower by $6.7 million. The decreases in selling, general and administrative expenses were offset by an increase in legal and professional fees of $3.8 million primarily related to the favorable resolution of an alleged notice of default issue during the second quarter of 2008 and an unfavorable currency effect of about $4.9 million as the U.S. dollar weakened against the Canadian dollar during the nine months ended September 30, 2008 compared to the same period in the prior year.

         Asset impairments, gains, exit costs and other, net.    In June 2008, we sold land for $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant and operations were ceased. In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in an additional $15.9 million charge. We also incurred a loss on disposition of outdoor storage buildings business of $4.7 million, a loss on the sale of real estate of $3.3 million and severance and other costs of $7.3 million. For the nine months ended September 30, 2007, there were costs of $5.7 million related to severance, restructuring and other exit costs historically reflected in the condensed consolidated statement of operations as selling, general and administrative expenses, which have been reclassified to conform with current period presentation.

         Interest Expense, net.    Interest expense, net decreased to $98.2 million for the nine months ended September 30, 2008, from $99.4 million for the nine months ended September 30, 2007. This minimal change was primarily attributable to lower capitalized interest on property, plant and equipment and construction in progress offset by lower average debt balances and interest rates during the first nine months of 2008 compared to the same period last year.

         Benefit and Provision for Income Taxes.    The benefit for income taxes from continuing operations was $7.2 million for the nine months ended September 30, 2008, compared with an income tax provision of $1.5 million for the nine months ended September 30, 2007. Loss from continuing operations before income taxes increased $39.0 million from the first nine months of 2007 to the first nine months of 2008.

Our effective tax rate for continuing operations for the nine months ended September 30, 2008 and 2007 was 10.9 percent and negative 5.7 percent, respectively. The difference in the rates was due to the routine accrual of interest on FIN 48 liabilities, the reversal of interest accrued on the Quebec tax trust settlement, (described below), and a portion of our valuation allowance for deferred tax assets in Canada, which was realized as a result of the Quebec Trust Settlement and the valuation allowance resulting from not recognizing a tax benefit for the net operating losses in Canada as we have determined that we have not met the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, criteria to realize such benefits.

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

         Loss from Discontinued Operations.    Subsequent to the Royal Group acquisition on October 3, 2006, we began to exit several non-core businesses. Certain businesses qualified as discontinued operations under generally accepted accounting principles. There was no activity in our discontinued operations for the nine months ended September 30, 2008, compared with a net loss of $10.0 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

         Operating Activities.    For the nine months ended September 30, 2008, we used $7.4 million of cash for operating activities as compared with $64.1 million being provided from operations for the nine months ended September 30, 2007. The increase in cash used in operating activities of $71.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to the payments made for the Quebec Trust tax settlement, and a decrease in accounts payable and an increase in prepaid expenses. The major uses of cash flow for the first nine months of 2008 were a net loss of $59.0 million, $20.1 million for payments made related to the Quebec Trust tax settlement and a $77.0 million decrease in accounts payable. In addition, included in cash from operating activities is the net gain on asset dispositions of $26.7 million. The major sources of cash for the first nine months of 2008 were a decrease in inventories of $47.8 million and an increase in the interests sold in our trade receivables as a result of an increase in eligible receivables under our Securitization program (as described below) of $18.0 million. The major uses of cash flow for the first nine months of 2007 were a net loss of $38.7 million, a $24.0 million decrease in the interests sold in our trade receivables as a result of a decrease in eligible receivables under our Securitization program and a $115.1 million increase in working capital. Net working capital at September 30, 2008 was a surplus of $246.4 million versus a surplus of $200.7 million at December 31, 2007. Significant changes in working capital for the first nine months of 2008 included an increase in cash and prepaid expenses and a decrease in inventory and accounts payable. We continued our focus on working capital management specifically as it relates to inventory and accounts receivable. Additionally, our significant decrease in inventories and accounts payable during the nine months ended September 30, 2008 are directly associated with lower production volumes in our chlorovinyls and aromatics segments as a result of plant outages caused by hurricanes Ike and Gustav. Our facilities sustained minimal physical damage during the hurricanes, but the disruption in feedstock, energy supplies, and transportation networks impacted production and sales. Net working capital at September 30, 2007 was a surplus of $256.1 million versus a surplus of $203.0 million at December 31, 2006. Significant changes in working capital for the first nine months of 2007 included an increase in our trade receivables, inventories, accounts payables, and current portion of long-term debt. Additionally, the adoption of FIN 48 in 2007 required the reclassification of a significant amount of the related liabilities to non-current liabilities. Our trade receivables increase was due to seasonal increases in sales volumes and prices. Inventory and accounts payable increases resulted from seasonally higher prices and production volumes in the nine months ended September 30, 2007.

         Investing Activities.    Net cash provided by investing activities was $34.1 million for the nine months ended September 30, 2008 as compared to $7.0 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we received cash proceeds from non-core asset sales of $78.1 million. These proceeds relate primarily to the sale of the outdoor storage business for $13.0 million, a sale of real estate in Ontario, Canada for $12.6 million, a sale of real estate in Manitoba, Canada for $4.5 million, the sale of a vacant tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million, and the sale and lease back of equipment for $10.6 million. During the first nine months of 2007, we received cash proceeds from sales of property, plant and equipment and assets held for sale of $79.6 million. These proceeds primarily relate to the sale of Royal Group's corporate headquarters and two manufacturing facilities located in Woodbridge, Ontario. The $28.6 million decrease in capital expenditures during the first nine months of 2008 compared with the first nine months of 2007 is primarily attributable to the completion of our Plaquemine, Louisiana vinyl resin modernization project in the latter part of 2007.

         Financing Activities.    Cash provided by financing activities was $16.3 million for the nine months ended September 30, 2008 compared with $72.7 million cash used for the nine months ended September 30, 2007. The increase in cash provided by financing activities was impacted by our adjustment of our cash management activities to maximize our financial flexibility during this time of uncertainty in the global credit markets. As a result we maintained a higher cash balance partially due to $107.8 million of net additional borrowing on our revolving line of credit that was partially offset by the repayment of $73.1 million of long-term debt. Third quarter is typically a period when we generate operating cash flow and reduce our borrowings. We normally maintain approximately $10 to 15 million of cash on hand. At September 30, 2008 we had $52.7 million in cash. Additionally, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers Inc. (collectively "Lehman Brothers"), is a participant in our revolving line of credit representing about 12 percent of our $375 million revolving line of credit facility. Due to their failure to fund revolver draws, we now have about $6.5 million of our revolving line of credit that is not available to us. We are continuing to explore opportunities for other institutions to replace Lehman Brothers. During the first nine months of 2007, we repaid $152.9 million of long-term debt and $6.6 million in our revolving line of credit offset by $95.9 million received from lease financing transactions accounted for as a financing. These lease financing property transactions in 2007 primarily related to the lease of four Royal Group manufacturing facilities located in Woodbridge, Ontario. During the nine months ended September 30, 2008 and 2007 we have paid dividends of $8.4 million and $8.3 million, respectively. We have suspended the quarterly cash dividend due to the impact of continued weak economic conditions, particularly the U.S. housing market.

        On September 30, 2008, our balance sheet debt consisted of $351.2 million of term debt and $125.8 million of borrowings under our revolving credit facilities under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5% senior notes due 2014, $200.0 million of unsecured 10.75% senior subordinated notes due 2016, $105.3 million of lease financing obligations and $31.0 million in other debt. The decrease of $7.4 million in the lease financing obligations from December 31, 2007 is due to foreign currency translation adjustments. At September 30, 2008, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million with $6.5 million through Lehman Brothers that is unavailable due to their current bankruptcy filing, and net of outstanding letters of credit of $83.1 million and current borrowings of $125.8 million, and we had remaining availability of $159.6 million. Of the $125.8 million revolver borrowings and $83.1 million of letters of credit outstanding under the revolving credit facility at September 30, 2008, $39.7 million relates to Lehman Brothers commitment, and would not be available to us if we paid down the revolver or reduced the related outstanding letters of credit. Over the next twelve months, we expect to pay off $90.0 million of borrowings, including $39.5 million on our revolver credit facility, $17.0 million of other debt and $33.5 million on our term loan B as our expectation of what we expect to pay within the next twelve months. Therefore, we have classified this debt as current in our consolidated balance sheet as of September 30, 2008. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        At September 30, 2008 and December 31, 2007, we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations, with liabilities of $2.3 million and $4.1 million, respectively. At September 30, 2008, $0.6 million and $1.7 million are current and non-current liabilities, respectively. At December 31, 2007, $1.9 million and $2.2 million are current and non-current liabilities, respectively. These hedges have various expiration dates in 2008 and 2009. During the fourth quarter of 2008, we have interest rate swap contracts maturing where we are paying a 5.2 percent fixed rate and receiving 1 month London Interbank Offered Rate, or LIBOR, on the underlying floating rate debt of $225.0 million. We currently do not plan renew these contracts.

         Covenants and Restrictions.    Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and to decrease our interest coverage ratio each quarter generally through December 31, 2009. In addition, this amendment reduced our capital expenditures limitation to $100 million in 2007, $90 million in 2008 and $135 million in 2009. On September 11, 2008 we executed another amendment to our senior secured credit facility to further increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. Applicable per annum interest rates increased by approximately 2.5% for the second half of 2008 and 3.0% thereafter for both the Eurodollar rate loans and base rate loans. The capital expenditure limit set forth in the Senior Secured Credit Facility was decreased from $90 million to $65 million in 2008, and from $135 million to $65 million in 2009. As of September 30, 2008, we were in compliance with all of the financial covenants under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent and 10.75 percent notes. Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of assets, tax refunds, other non-operating transactions, the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $52.7 million and the availability to borrow an additional $159.6 million under the revolving credit facility at September 30, 2008, we will have adequate funds to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements. However, based on recent trends and our current assumptions regarding our operations, future level of debt repayment, and non-core asset sales and other non-operating transactions, we may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios after June 2009, particularly with the tightening of the covenants within our senior secured credit facility. As a result, we are continuing to evaluate our capital structure and to explore our options including the possibility of seeking an amendment or refinancing of our senior secured credit facility to obtain a structure with greater flexibility. Although we have successfully negotiated covenant relief and refinanced our debt in the past, there can be no assurance we can do so in the future.

        On September 29, 2008, we obtained the consent of the holders of a majority of the 7.125 percent notes to an amendment to the related indenture and paid a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The amendment amends certain covenants in the indenture, and provides a waiver of defaults, if any. Approval of the lenders under our bank credit agreement was required for the consent fee payment and the indenture amendment.

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

        During the first nine months of each of 2008 and 2007, we paid quarterly dividends of $0.08 per share, totaling $8.4 million and $8.3 million, respectively. We have suspended the quarterly cash dividend due to the impact of continued weak economic conditions, particularly the U.S. housing market.

         Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). Our Securitization provides one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. The Securitization expires on September 18, 2009. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The balance in the interest of receivables sold at September 30, 2008, and December 31, 2007, was $165.0 million and $147.0 million, respectively.

        Continued availability of the Securitization is conditioned upon compliance with covenants, related primarily to operation of the Securitization as set forth in the related agreements. In connection with the amendment of our senior secured credit agreement on September 11, 2008, we executed an amendment to our Securitization since the Company's Securitization agreement incorporates certain defined terms from the senior secured credit agreement. The primary purpose of the amendment was to further increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. We also increased applicable per annum discount rates by approximately 1.8% for the fourth quarter of 2008 and 2.3% thereafter. As of September 30, 2008, we were in compliance with all such covenants. If the Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior credit facility or obtain alternative financing.

         Contractual Obligations.    Our aggregate future payments under contractual obligations by category at September 30, 2008, were as follows:

In millions	Total	2008	2009	2010	2011	2012	2013 and thereafter
Contractual obligations:
Long-term debt—principal	$1,311	$1	$20	$3	$129	$101	$1,057
Long-term debt—interest	691	32	129	117	114	106	193
Operating lease obligations	105	8	27	19	12	11	28
Lease financing obligations	61	1	7	7	7	7	32
Purchase obligations	4,469	394	1,192	748	668	517	950
Asset retirement obligations	11	—	—	—	—	—	11
Uncertain income tax positions	22	22	—	—	—	—	—
Other	1	1	—	—	—	—	—

Total	$6,671	$459	$1,375	$894	$930	$742	$2,271

         Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of September 30, 2008. Long-term debt obligations are listed based on when they are contractually due.

         Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles, production plants, warehouses and office space under non-cancelable operating leases with varying maturities through the year 2014. We do not have significant capital lease obligations as of September 30, 2008.

         Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

         Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates at September 30, 2008.

         Uncertain Income Tax Positions.    We recognized a liability for our unrecognized income tax benefits of approximately $59.9 million as of September 30, 2008. Of this amount, $22.3 million relates to audits and other tax matters that we are likely to pay within the next twelve month period. The ultimate resolution and timing for remaining matters remains uncertain and, therefore, they are excluded from the above table.

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

Critical Accounting Policies

        During the three and nine months ended September 30, 2008, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant developments with respect to our exposure to market risk during the quarter ended September 30, 2008.

Item 4.    CONTROLS AND PROCEDURES.

         Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of September 30, 2008.

         Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On June 6, 2008, we received notice and a letter of transmittal (collectively, the "Notice") from persons ("Claimants") claiming to own at least 25% of our 7.125 percent notes due 2013 (the "Notes"), which were issued under an indenture dated December 3, 2003 (the "Indenture") between us and U.S. Bank National Association, the trustee, under the indenture. The Notice asserted that borrowings under our senior credit facility resulted in the incurrence of debt obligations in excess of the amount permitted under Section 3.3 of the Indenture. Believing that all existing indebtedness was incurred in compliance with the provisions of the Indenture, we disputed the Notice. We filed a complaint in the Court of Chancery of the State of Delaware on June 8, 2008 seeking to enjoin the Claimants and seeking a declaratory judgment to the effect that we were not in default under Section 3.3 of the Indenture (the "Complaint").

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

        On September 29, 2008, we obtained the consent of the holders of a majority of the 7.125 percent notes to an amendment to the related indenture and paid a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The amendment amends certain covenants in the Indenture, and provides a waiver of defaults, if any. Approval of the lenders under our bank credit agreement was required for the consent fee payment and the Indenture amendment.

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

Item 6.    EXHIBITS

Exhibits
*10.1	Fourth Amendment to Credit Agreement and Waiver, dated September 11, 2008, among Georgia Gulf Corporation and Royal Group, Inc., as Borrowers, certain subsidiaries of Georgia Gulf Corporation from time to time party thereto, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent and the other lenders party thereto.
10.2	Fourth Supplemental Indenture, dated September 29, 2008, to the Indenture among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee, dated December 3, 2003, as amended (incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed October 1, 2008).
*10.3	Consent and Agreement in connection with amended and restated receivables purchase agreement, dated as of September 10, 2008.
*31	Rule 13a-14(a)/15d-14(a) Certifications.
*32	Section 1350 Certifications.

*
Filed here with

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 6, 2008	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2008	/s/ GREGORY C. THOMPSON Gregory C. Thompson Treasurer and Chief Financial Officer (Principal Financial Officer)