Form 10-K
period 2008-12-31
GEORGIA GULF CORP /DE/
filed 2009-03-17
CIK 805264

Use these links to rapidly review the document
TABLE OF CONTENTS PART I

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant's common stock on June 30, 2008 was $99,980,014.

         Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at March 12, 2009
Common Stock, $0.01 par value	34,493,664 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009, in Part III of this Form 10-K.

PART I

PART I

Item 1.    BUSINESS.

General

        Georgia Gulf Corporation is a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products are chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins and vinyl compounds, and our aromatics products are cumene, phenol and acetone. On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited, which was subsequently renamed Royal Group, Inc. ("Royal Group"), a leading North American manufacturer and marketer of vinyl-based building and home improvement products. Royal Group's core businesses now consist of five product lines: (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail products.

        The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages Georgia Gulf's vinyl resins and vinyl compounds formulation expertise, which we have refined over the last 20 years, with Royal Group's experience and innovative product development. We believe the acquisition will allow us to strengthen our competitive position through further penetration of Royal Group's markets. The following chart illustrates our chlorovinyls and building and home improvement products integration.

Segment Information

        We have identified four reportable segments through which we conduct our operating activities: chlorovinyls; window and door profiles and mouldings products; outdoor building products; and aromatics. These four reportable segments reflect the organization used by our management for purposes of allocating resources and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, ethylene dichloride ("EDC"), VCM and vinyl resins and compounds. Through the Royal Group acquisition, we acquired additional vinyl resin, vinyl compound and compound additives manufacturing facilities. These manufacturing operations are very similar to our chlorovinyls manufacturing facilities. Therefore, we have aggregated these manufacturing operations in our chlorovinyls reportable segment. In addition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are primarily marketed under the Royal Group brand names, and are managed within two reportable segments, window and door profiles and mouldings; and outdoor building products, which includes the manufacturing of siding, pipe and pipe fittings and deck, fence, and rail products. The aromatics segment includes cumene and the co-products phenol, acetone and alpha methyl styrene ("AMS").

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

Dispositions of Assets

        In 2008, we divested certain non-core operations and assets and executed sale-leaseback transactions for certain assets. In March, 2008, we sold the assets and operations of our outdoor storage buildings business that were previously part of our outdoor buildings products segment. Also, in March 2008, we executed a sale-leaseback transaction for certain real estate in Vaughn, Ontario. In April 2008, we sold the land and building at our Winnipeg, Manitoba window profile manufacturing facility. In June 2008, we sold and leased back equipment in our chlorovinyls segment. Also, in June 2008, we sold undeveloped land in Pasadena, Texas, for net proceeds of $36.5 million. In December 2008, we sold the production assets of the Oklahoma City polyvinyl chloride ("PVC" or "vinyl resin") manufacturing plant.

Plant Closings and Temporary Plant Idlings

        In response to declining demand for PVC, we closed our 500 million pound Oklahoma City, Oklahoma PVC manufacturing plant in March 2008 and we closed our 450 million pound Sarnia, Ontario PVC manufacturing plant in December 2008.

        The phenol industry suffered from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol/acetone plants of our aromatics segment at lower capacity utilization rates, management temporarily idled the Pasadena, Texas phenol/acetone plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers' needs with phenol/acetone production from our Plaquemine, Louisiana plant. We intend to restart the Pasadena, Texas phenol/acetone plant when market conditions warrant. The net book value of our idled Pasadena, Texas phenol/acetone plant was approximately $0.4 million as of December 31, 2008 and is included in property, plant and equipment on our consolidated balance sheet.

Products and Markets

Chlorovinyls

        The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM, vinyl resins and vinyl compounds. We have leading market positions in our key chemical products. In North America, we are one of the largest producers of VCM, vinyl resins, and vinyl compounds. The following table shows our total annual production capacities as of December 31, 2008, in our chlorovinyls product line:

Product Line	Capacity
Vinyl Compounds	1.4 billion pounds
Vinyl Resins	2.7 billion pounds
VCM	3.1 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Compound Additives	162 million pounds
Plasticizers	22 million pounds

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

        We have four vinyl compound facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi. As a result of the Royal Group acquisition, we acquired several vinyl compound manufacturing facilities, in Vaughan, Ontario and a compound additives manufacturing facility located in Bradford, Ontario. Additionally, certain Royal Group extrusion plants contain compounding facilities. Substantially all of the vinyl compounds produced by Royal Group are used internally in Royal Group's extrusion operations. The additives plant produces lubricants and stabilizers used in the production of compounds as well as impact modifiers and process aids, which are part of the typical compound formulations. The majority of our additives are consumed internally.

        Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2008, approximately 66 percent of Georgia Gulf's vinyl resins production was sold into the merchant market where our vinyl resins were used in a wide variety of flexible and rigid vinyl end-use applications. In 2008 the largest end-uses of our products were pipe and pipe fittings, siding and window profiles. Approximately 34 percent of our vinyl resins are used internally in the manufacture of our vinyl compounds and vinyl building products.

        VCM.    During 2008, we used about 98 percent of our VCM production in the manufacture of vinyl resins in our PVC manufacturing operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets. As a result of the Royal Group acquisition, we purchased VCM to support vinyl resins production at the Sarnia plant until it was shut down in December 2008.

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

Window and Door Profiles and Mouldings

        In our window and door profiles and mouldings segment, we currently operate 13 manufacturing facilities located in Canada and the U.S. In addition we operate distribution centers, some of which are co-located with manufacturing plants. The window and door profiles and mouldings segment consists of extruded vinyl window and door profiles as well as interior and exterior mouldings, in which we have leading market positions.

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

        Mouldings.    We manufacture and market extruded decorative mouldings and millwork. Our decorative trim products are used for interior mouldings, such as crown, base and chair rail. For exterior mouldings, our products are used in applications such as brick mouldings, and as components used in the fabrication of doors, windows and spas. This product line includes a series of offerings, such as bendable trim and paintable/stainable trim. One of our latest offerings includes a series of trim boards, known as Royal TrimBoard™. These boards are intended as a lower maintenance alternative to wood products, in applications such as fascia, soffit and window/door framing.

Outdoor Building Products

        In our outdoor building products segment, our continuing operations include 11 manufacturing facilities, which produce siding, pipe and pipe fittings, deck, fence and rail, and fabricated aluminum products. In addition, we operate distribution centers, some of which are co-located with manufacturing plants and 21 of which are free-standing facilities.

        Siding.    In our siding business, we manufacture vinyl siding, and we also offer a wide range of complementary accessories including vinyl soffit, aluminum soffit, fascia and trim and molded vent mounts and exterior shutters. We have a broad product offering of vinyl siding styles, including a premium vinyl siding that includes rich, dark, color-fast shades as well as a siding system, which enables siding panels to withstand harsh wind conditions. In addition, we offer Royal DuraPlank™ vinyl siding that is designed to simulate the look and feel of real wood.

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

Aromatics

        The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone. We operate the world's largest cumene plant.

        The following table shows our total annual production capacities as of December 31, 2008 in our aromatics product line:

Product Line	Capacity
Phenol*	660 million pounds
Acetone*	408 million pounds
Cumene	2.0 billion pounds

    *
    Capacity includes our plant in Pasadena (160 million pounds of phenol and 100 million pounds of acetone), which has been temporarily idled.

        Cumene.    Cumene is used as an intermediate to make phenol and acetone. About 48 percent of our cumene was consumed internally during 2008 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets as well as an additive in gasoline blending.

        Phenol.    Our phenol is sold to a broad base of customers who are producers of a variety of phenolic resins, engineering plastics and specialty chemicals. Phenolic resins are used as adhesives for wood products such as plywood and Oriented Strand Board, or OSB. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and chemical intermediates. In 2008, the largest sales segment of our phenol was the chemical/specialty chemical sector.

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

        Chemical Products.    In our chlorovinyls segment, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine, which is both produced internally and purchased from third parties; our internal production of VCM slightly exceeds our internal demand requirements. We produce vinyl resins by polymerization of VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce ethylene dichloride, an intermediate in the manufacture of VCM, for external sales. In our aromatics segment, we produce cumene utilizing benzene and refinery grade propylene ("propylene") purchased from third parties. Cumene is then oxidized to produce cumene hydroperoxide, which is split into the co-products phenol and acetone.

        The significant raw materials we purchase from third parties include ethylene, benzene, natural gas, propylene, compound additives and chlorine. After acquiring Royal Group, we purchased VCM to support vinyl resins production until the shutdown of the Sarnia plant in December 2008. The majority of our purchases of ethylene and chlorine are made under long-term supply agreements, and we purchase natural gas, benzene and propylene in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

        Plaquemine, Louisiana Facilities.    Our operations at these facilities include the production of chlorine, caustic soda, VCM, vinyl resins, phenol and acetone. We have a long-term lease on a nearby salt dome with reserves in excess of twenty years from which we supply our salt brine requirements. We use all of our chlorine production in the manufacture of VCM at this facility, and we sell substantially all of our caustic soda production externally. All of the ethylene requirements for our VCM production are supplied by pipeline. Most of our Plaquemine VCM production is consumed on-site in our vinyl resins production or shipped to our other vinyl resins facilities with the remainder sold to third parties. We manufacture a significant portion of our vinyl resins production at this facility. As part of a modernization project at this facility completed in 2007, we increased our vinyl resins production capacity by approximately 450 million pounds annually. Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges.

        Our 250-megawatt cogeneration facility supplies all of the electricity and steam needs at our Plaquemine facilities. We also own an on-site air separation unit operated by a third party that provides all of the Plaquemine facility's nitrogen and oxygen gas requirements.

        Lake Charles, Louisiana Facilities.    We produce VCM at our Lake Charles, Louisiana facility and through our manufacturing joint venture, PHH Monomers, LLC, which is located in close proximity to our Lake Charles VCM facility. PHH Monomers is a joint venture with PPG Industries, Inc. that entitles us to 50 percent of the VCM production. Virtually all of the chlorine and ethylene needs of our Lake Charles VCM facility and PHH Monomers facility are supplied by pipeline. VCM from these facilities supplies our Aberdeen, Mississippi facility. On occasion, a small portion of VCM produced at the Lake Charles facilities is sold on spot sales to third parties. In November 2007, the Lake Charles facility was damaged by fire and under repair until September 2008. The total capital cost of the repairs was approximately $12.0 million, of which $7.5 million was covered by insurance.

        Aberdeen, Mississippi Facility.    We produce vinyl resins at our Aberdeen, Mississippi facility from VCM supplied by railcar from our various VCM facilities. In addition, the Aberdeen facility produces plasticizers, which are consumed internally for flexible vinyl compound production.

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

        Building and Home Improvement Products.    In our building and home improvement product lines, we produce vinyl window and door profiles, mouldings, siding, pipe and pipe fittings, and deck, fence and rail products. The principal raw material we use in production is vinyl resin, which is blended with other compound additives to form vinyl compounds, which are then extruded or injection molded. We believe internal production of vinyl resins, compounds and most compound additives by our chlorovinyls segment assures quality and facilitates efficient production of our vinyl-based products. Additives assist in processing vinyl resins efficiently and can be used to make the resulting product flexible or rigid, to add color or texture or other desired properties. For example, UV inhibitors may be added to protect an exterior product from sun damage, which could cause fading.

        Extrusion is a process by which vinyl compounds are heated until they melt and then forced through a uniquely shaped opening, referred to as a die, to form various shapes and thickness. For example, when producing decking, a slip resistant design may be embossed onto the planks. Variations in extrusion are used to give products other desired qualities. For example, in producing mouldings and some deck products, we use cellular extrusion, which involves the process of encapsulating air bubbles in the vinyl extrusion, which reduces weight and cost. As the extruded product leaves the die, it is immediately cooled resulting in resolidification of the vinyl into a product matching the die pattern. Cooling is accomplished by using water and/or air.

        We also produce some pipe fittings through injection molding. These products are produced by heating vinyl compounds until they melt and then injecting them under pressure into a hollow mold to create three dimensional parts.

        Facilities.    We operate numerous manufacturing facilities in Canada and the U.S. to produce our building and home improvement products. Vinyl resins and vinyl compounds as well as compound additives from the plants operated by our chlorovinyls segment are supplied to our facilities by truck or rail. We also purchase additional additives from various sources at market prices. The other principal cost to produce these products is electricity to power our facilities.

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

Seasonality

        Operating income for all four of our reportable segments is affected by the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months. Therefore, our second and third quarter operating results are typically the strongest. Our first and fourth quarter operating results usually reflect a decrease in construction activity due to colder weather and holidays.

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

Sales and Marketing

        No single customer accounted for more than 6 percent of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006. In addition to our domestic sales, we export some of our products.

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

        In our chemicals business, we face competition from numerous manufacturers of chemicals and vinyl resins and compounds. In our building and home improvement products business, we face competition for each of our products from other manufacturers of vinyl products as well as numerous manufacturers of traditional building materials. We believe that our vinyl building and home improvement products are preferred by builders and homeowners because of their durability and ease of installation and maintenance as compared to traditional building materials. In the window and door profile market, we face competition from manufacturers of wood, aluminum and fiberglass products. In the siding market, we face competition from manufacturers of cement, brick, wood, stucco, stone, concrete and aluminum products. We face competition from manufacturers of concrete and metal products in the pipe and pipe fittings market. Similarly, we face competition from manufacturers of composite materials, wood and metal products in the deck, fence and rail markets. In addition, competition for certain price sensitive products from countries such as China is increasing.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable. Our estimated liability for these remediation costs is $2.2 million as of December 31, 2008.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        In May 2008, our corporate management was informed that further efforts to remediate a spill of styrene reducer at our Royal Mouldings facility in Atkins, Virginia would be necessary. The spill was the result of a supply line rupture from an external holding tank. As a result of this spill, the facility entered into a voluntary remediation agreement with the Virginia Department of Environmental Quality ("VDEQ") in August 2003 and began implementing the terms of the voluntary agreement shortly thereafter. In August 2007, the facility submitted a report on the progress of the remediation to the VDEQ. Subsequently, the VDEQ responded by indicating that continued remediation of the area impacted by the spill is required. While the additional remediation costs may exceed $100,000, we do not expect such costs will have a material effect on our financial position, results of operations or cash flows.

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

Employees

        As of December 31, 2008 and 2007, we had 4,463 and 5,249, respectively, full-time employees. The decrease in number of employees represents part of management's continuing cost reduction strategy. We employ approximately 476 employees under collective bargaining agreements that expire at various times from 2009 through 2012. We believe our relationships with our employees are good.

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

        The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31 and 32 to this annual report. We also filed with the NYSE in 2008 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Georgia Gulf of the NYSE corporate governance listing standards.

Item 1A.    RISK FACTORS.

Risk Factors

        Our business and financial results and condition may be adversely affected by the risk factors described below, as well as the other risks discussed in this Form 10-K.

If we cannot comply with the financial covenants in our senior secured credit agreement or the covenants in our asset securitization agreement, or obtain waivers or other relief therefrom from our lenders, we may default which could result in loss of our sources of liquidity and acceleration of our indebtedness.

        Under our senior secured credit facility we are subject to certain restrictive covenants that require us to maintain certain financial ratios. Under our asset securitization agreement, (the "securitization"), we are subject to certain restrictive covenants related primarily to operation of the securitization set forth therein in addition to the restrictive covenants set forth in our senior secured credit facility. We have sought and obtained waivers of, and amendments to, the covenants in our senior secured credit agreement that we originally entered into in October 2006 on five occasions and obtained related relief from the lenders under the securitization as required. The latest amendment to our senior secured credit facility was executed on March 16, 2009, ("fifth amendment"), to, among other things, increase our leverage ratio and decrease our interest coverage ratio each quarter ended beginning March 31, 2009 through December 31, 2009. The fifth amendment also establishes a trailing twelve-month minimum consolidated EBITDA threshold to be measured quarterly and reduces our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable per annum interest rates increased by approximately 1.0% for both the LIBOR loans and the agent bank rate loans.

        We may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios in our senior secured credit facility that become more restrictive effective March 31, 2010. In that event, we would need to seek another amendment to, or a refinancing of, our senior secured credit facility and related relief under the securitization. There can be no assurance that we can obtain any amendment or waiver of, or refinance either facility and, even if we do, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancing in the future. In the event we do not maintain compliance with the covenants under the senior secured credit facility, our lenders under such facility could cease making loans to us and accelerate and declare due all outstanding loans under the facility, which, in turn, could result in cross defaults under our securitization facility and our indentures. In the event we are not able to meet the restrictive covenants in the securitization, including those primarily related to the operation of the facility, which do not apply to the senior secured credit facility, the lenders have the ability to terminate the securitization. In the event that the securitization was terminated, although we would not be required to repurchase previously sold receivables, we would be prevented from selling additional receivables under the facility. As a result, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing. Because the securitization requires compliance with the covenants in the senior secured credit facility, in the event of noncompliance, we would likely lose our access to funding under both agreements, which would adversely impact our ability to operate our business.

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

        We cannot assure you that these restrictions will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A failure to comply with any of these restrictions could result in a default in respect of the related indebtedness.

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

        As a result of the financing transactions in connection with the acquisition of Royal Group, we have substantial indebtedness. At December 31, 2008, under our revolving credit facility we had a maximum borrowing capacity of $375.0 million, and net of outstanding letters of credit for $99.7 million and current borrowings of $125.8 million, (and giving effect to $6.6 million that is unavailable to us due to the Lehman Brothers bankruptcy) availability under the revolving credit facility of $142.9 million. Our high level of indebtedness could have important consequences. For example, it could:

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

        In addition, the building products industry is cyclical and seasonal and is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, which factors could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. Similarly, a recession like the current one affecting the residential construction industry adversely impacts our financial performance.

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

        Additionally, our business is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence and availability of consumer financing for home repair and remodeling projects as well as availability of financing for new home purchases. These factors can lower the demand for and pricing of our products, which could cause our net sales and net income to decrease and require us to recognize additional impairments of our assets.

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

        In addition, we compete with other national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less debt than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than us. Some of these competitors, who compete with our building product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of our competitors have operated in the building products industry for a long time. Our management has limited experience in the manufacturing or marketing of building products, and thus, may be at a competitive disadvantage. Additionally, our building products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood and aluminum in windows. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales. To the extent we lose customers in the renovation and remodeling markets, we must market to the new construction market, which historically has experienced more fluctuations in demand.

Our common stock may be delisted from the New York Stock Exchange.

        Our common stock is currently listed on the New York Stock Exchange ("NYSE"). On February 20, 2009, the NYSE notified us that we were not in compliance with one of the continued listing requirements of the NYSE because our total market capitalization had been less than $75 million over a 30 trading-day period and our shareholders' equity was less than $75 million at December 31, 2008. In addition, the NYSE's continued listing standards require that the average closing price of our common stock not fall below $1.00 over a consecutive 30 day trading period, although the NYSE has temporarily suspended that requirement until June 30, 2009. If we do not submit an acceptable plan, within 45 days of notice of non-compliance, to regain compliance, and do not in fact comply, with the requirement regarding market capitalization and shareholders equity within 18 months of the NYSE notice, the NYSE will commence suspension and delisting procedures. Further, if after the $1.00 minimum rule is reinstated, we fail to meet that requirement and do not regain compliance for at least 30 trading days within six months; the NYSE will commence suspension and delisting procedures.

        Although we intend to take actions designed to bring our market capitalization, shareholders' equity and stock price within the required compliance levels within the NYSE's specified timeframes, we cannot assure that our plans will be successful within those time frames or at all. If we are not able to come into compliance with the NYSE continued listing standards, which we presently do not comply with, and cannot know if we will be able to in the future, we likely would seek to list the common stock on another exchange, in the event we were able to comply with the applicable listing standards of that other exchange. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become lower. Delisting could also make it more difficult for us to raise additional capital. On March 12, 2009, our market capitalization was $7.6 million and the closing price of our stock was $0.22.

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

Hazards associated with manufacturing may occur, which could adversely affect our results of operations.

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

Implementation of New ERP Information Systems

        We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers and otherwise carry on our business in the ordinary course. We currently operate on multiple Enterprise Resource Planning, or ERP, information systems. Additionally, when acquired, Royal Group was in the process of implementing new ERP systems. If we experience significant problems with the implementation of these systems, the resulting disruption could adversely affect our business, sales, results of operations and financial condition. The transition to new ERP systems involves numerous risks, including:

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

We continue to pursue the disposition of certain assets and may pursue asset acquisitions, dispositions and joint ventures, and other transactions that may impact our results of operations.

        We intend to continue to pursue the disposition of certain assets and anticipate that proceeds would be used to repay some of our indebtedness. However, we cannot assure you that we will be able to dispose of these assets at anticipated prices, or at all, or that any such sale will occur during our anticipated time frame. A failure to dispose of these assets would mean any indebtedness that could have been paid down would have to remain outstanding unless it could be repaid from funds generated from operations. In addition, we may engage in additional business combinations, purchases or sales of assets, or contractual arrangements or joint ventures. To the extent permitted under our senior secured credit facility, our indentures and our other debt agreements, some of these transactions may be financed by additional borrowings by us. If the expected efficiencies and synergies of the transactions are not fully realized, our results of operations could be adversely affected, at least in the short term, because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

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

        We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, principally the Canadian dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

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

        Royal Group was under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the SEC of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents and in May 2008, Royal Group was advised that it is no longer a target of the RCMP's investigation.

        Damages, liabilities and costs Royal Group will incur in respect of each of the foregoing and related matters may exceed the amounts anticipated by us in respect thereof, and to the extent they do, our financial condition, results of operations and cash flows, could be materially adversely affected.

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

        Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, those contained in the "Risk Factors" section above as well as continued compliance with covenants in our senior secured credit facility, our ability to negotiate covenant relief and waivers from our lenders under the senior secured credit facility and availability of funds thereunder, changes in the general economy, changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which our products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        We believe current capacity will adequately meet anticipated demand requirements.

Chemical Production

        Our chemical manufacturing sites are located in the U.S. and Canada. During 2008, our chlorovinyls and aromatics production facilities operated at approximately 63 percent of capacity. The following table sets forth the location of each chemical manufacturing facility we own, products manufactured at each facility and the approximate production capacity of each product, assuming normal plant operations, as of December 31, 2008.

	Location	Products	Annual Capacity
Chlorovinyls	Plaquemine, LA	Chlorine	450,000 tons
	Plaquemine, LA	Caustic Soda	500,000 tons
	Plaquemine, LA Lake Charles, LA (two locations) (1)	VCM VCM	3.1 billion pounds
	Plaquemine, LA Aberdeen, MS	Vinyl Resins Vinyl Resins	2.7 billion pounds
	Aberdeen, MS Gallman, MS Madison, MS Prairie, MS Vaughan, ON Bradford, ON	Vinyl Compounds Vinyl Compounds Vinyl Compounds Vinyl Compounds Vinyl Compounds Vinyl Compounds	1.4 billion pounds
	Bradford, ON	Compound Additives	162 million pounds
	Aberdeen, MS	Plasticizers	22 million pounds
Aromatics
	Pasadena, TX	Cumene	2.0 billion pounds
	Plaquemine, LA Pasadena, TX (2)	Phenol Phenol	660 million pounds
	Plaquemine, LA Pasadena, TX (2)	Acetone Acetone	408 million pounds

(1)
Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1.15 billion pounds of total VCM capacity.

(2)
This plant is temporarily idled. See item 1. Business.

        Our chemical manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, our chemical operations have a fleet of about 3,987 railcars that are leased pursuant to operating leases with varying terms through the year 2018. The total lease expense for these railcars and other transportation equipment was approximately $16.4 million for 2008, $20.1 million for 2007, and $18.3 million for 2006.

Home Improvement and Buildings Products

        The following table sets forth the location of each home improvement and building products manufacturing facility we own or lease and the principal products manufactured at each facility as of December 31, 2008.

	Principal Products	Location
Window and Door Profiles and Mouldings Products	Window and Door Profiles Products and Other Custom Extrusion	Vaughan, ON (3 plants)* Laval, PQ Lachenaie, PQ St. Laurent, PQ St. Hubert, PQ McCarren, NV Delmont, PA Everett, WA
	Mouldings Products	Marion, VA (2 plants) Bristol, TN
Outdoor Building Products	Vinyl Siding	Vaughan, ON* Newbern, TN
	Aluminum Siding Accessories	Concord, ON* Ste. Foy, PQ*
	Pipe and Pipe Fittings	Shelby Township, MI Surrey, BC* Vaughan, ON (3 plants) Abbotsford, BC
	Deck, Fence and Rail	Newbern, TN Milford, IN

*Leased.

        Certain of the above facilities are also used as distribution centers. In addition, we operate a number of distribution locations, most of which are leased, to serve our home improvement building products customers, primarily in Canada, which represented a total of about 460,000 square feet at December 31, 2008.

Other

        We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States.

        Substantially all of our owned facilities are pledged as security under our senior secured credit facility.

Item 3.    LEGAL PROCEEDINGS.

        In October 2004, the United States Environmental Protection Agency ("USEPA") notified us that we have been identified as a potential responsible party ("PRP") for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other PRPs that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we would be required to pay approximately $64,000 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement must still be signed by USEPA officials, and then filed with, and approved by, a federal district court.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it has identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things, pay a $610,000 fine, which was paid in March 2008, and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        During the first quarter of 2007, we voluntarily disclosed possible noncompliance with environmental requirements, including hazardous waste management and disposal requirements, at our Pasadena facility to the Texas Commission on Environmental Quality ("TCEQ"). In the second quarter of 2008, we entered into an Agreed Order with TCEQ to resolve certain issues related to the voluntary disclosure. Under the Agreed Order, we paid a required fine of $23,608. We do not expect any further enforcement action to result from this voluntary disclosure. However, if any such additional action is taken, we do not expect the cost of any penalties, injunctive relief, or other ordered actions to have a material effect on our financial position, results of operations, or cash flows.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 2008.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At March 12, 2009, there were 463 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

	High	Low	Close	Dividends
2008
First quarter	9.00	3.12	6.93	$0.08
Second quarter	8.16	2.85	2.90	0.08
Third quarter	4.84	1.96	2.50	0.08
Fourth quarter	3.32	1.01	1.07	—
2007
First quarter	21.54	16.21	16.21	$0.08
Second quarter	19.06	15.03	18.11	0.08
Third quarter	20.78	13.90	13.90	0.08
Fourth quarter	14.03	6.36	6.62	0.08

        Since the fourth quarter of 2008, we have suspended the quarterly cash dividends on our common stock. They may be paid when, and if our board of directors deems appropriate, subject to covenants in our senior secured credit facility and our indentures which limit our ability to pay cash dividends (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

 PERFORMANCE GRAPH

        This graph below is a comparison of the five-year cumulative total return for us, Standard & Poor's SmallCap 600 Index and Standard & Poor's Chemical Smallcap Index. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock. In March 2009, Standard & Poors announced that Georgia Gulf Corporation was being replaced on the Standard & Poor's SmallCap 600 index since its market capitalization has fallen below the minimum requirement.

        Pursuant to SEC rules, the foregoing "Performance Graph" section of this Annual Report on Form 10-K is not deemed "filed" with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Total Shareholder Returns (Indexed)
GGC vs S&P SmallCap 600 & S&P 600 Chemical SmallCap

Item 6.    SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

	Year Ended December 31,
(In thousands, except per share data, percentages and employees)	2008*	2007*	2006*	2005	2004
Results of Operations:
Net sales	$2,916,477	$3,157,270	$2,427,843	$2,273,719	$2,206,239
Cost of sales	2,717,409	2,851,426	2,152,571	2,049,510	1,955,095
Selling, general and administrative expenses	168,572	225,607	119,151	61,444	60,721
Goodwill, intangibles and other long-lived asset impairment charges	175,958	158,960	—	—	—
Restructuring costs	21,973	3,659	—	—	—
(Gains) losses on sale of assets	(27,282)	1,304	—	—	—
Operating (loss) income	(140,153)	(83,686)	156,121	162,765	190,423
Interest expense	(134,513)	(134,568)	(51,648)	(20,527)	(23,778)
Foreign exchange (loss) gain	(4,264)	6,286	(21,543)	—	—
Interest income	1,308	805	369	120	115

(Loss) income from continuing operations before taxes	(277,622)	(211,163)	83,299	142,358	166,760
(Benefit) provision for income taxes (1)	(19,979)	44,000	31,497	46,855	60,868

(Loss) income from continuing operations	$(257,643)	$(255,163)	$51,802	$95,503	$105,892
Loss from discontinued operations, net of tax	—	(10,864)	(3,263)	—	—

Net (loss) income	$(257,643)	$(266,027)	$48,539	$95,503	$105,892

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(7.48)	$(7.43)	$1.52	$2.82	$3.21
Loss from discontinued operations	—	(0.32)	(0.10)	—	—
Net (loss) income	$(7.48)	$(7.75)	$1.42	$2.82	$3.21
Diluted earnings (loss) per share:
(Loss) income from continuing operations	$(7.48)	$(7.43)	$1.51	$2.79	$3.17
Loss from discontinued operations	—	(0.32)	(0.10)	—	—
Net (loss) income	$(7.48)	$(7.75)	$1.41	$2.79	$3.17
Dividends per common share	0.24	0.32	0.32	0.32	0.32
Financial Highlights:
Working capital	$225,187	$200,745	$202,955	$62,330	$(69,358)
Property, plant and equipment, net	760,760	967,188	1,023,004	401,412	425,734
Total assets	1,610,401	2,201,664	2,458,227	1,000,953	963,830
Total debt	1,394,150	1,382,008	1,498,134	278,639	318,483
Asset securitization	111,000	147,000	128,000	141,000	165,000
Net cash provided by operating activities	41,392	128,557	250,577	71,145	135,967
Depreciation and amortization	143,718	150,210	85,019	63,101	64,554
Capital expenditures	62,545	83,670	90,770	32,044	23,441
Maintenance expenditures	109,130	111,187	80,464	79,584	79,750
Other Selected Data:
Earnings before interest, taxes, depreciation and amortization and other non-cash charges from continuing operations ("EBITDA") (2)	$165,771	$211,405	$215,272	$224,469	$252,398
Weighted average shares outstanding—basic	34,458	34,347	34,093	33,867	32,965
Weighted average shares outstanding—diluted	34,458	34,347	34,386	34,193	33,439
Common shares outstanding	34,482	34,392	34,390	34,238	33,925
Return on sales	(8.8)%	(8.4)%	2.0%	4.2%	4.8%
Employees	4,463	5,249	6,654	1,123	1,207

*
Includes Royal Group financial data as of December 31, 2008 and 2007 and from October 3, 2006, the date of the acquisition. The years ended December 31, 2007 and 2006, include additional cost of sales of $2.0 million and

  $18.0 million, respectively, as a result of valuing Royal Group's inventory at fair value as of the date of acquisition in accordance with accounting standards related to business combinations.

(1)
Provision for income taxes for 2008 and 2007 includes the effect of a $55.5 million and $52.1 million, respectively, valuation allowance on deferred tax assets in Canada.

(2)
EBITDA is commonly used by us and our investors to measure our ability to service our indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP") and should not be considered as an alternative to net income as a measure of performance or to net cash flows provided by operations as a measure of liquidity. In addition, our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For 2006, the write-off of deferred debt issuance costs has been included as interest expense. For 2007 and 2008, the impairment of goodwill, intangibles and other long-lived assets have been included as non-cash charges added back to our calculation of EBITDA. We believe that the closest GAAP measure of financial performance to EBITDA is net cash provided by operating activities. The following is a reconciliation of EBITDA to net cash provided by operating activities. Note that "Tax benefit related to stock plans" and "Stock based compensation" are included in change in operating assets, liabilities and other.

	Year Ended December 31,
(In thousands)	2008	2007	2006	2005	2004
EBITDA	$165,771	$211,405	$215,272	$224,469	$252,398
Interest expense, net	(133,205)	(133,763)	(51,279)	(20,407)	(23,663)
Benefit from (provision for) income taxes	19,979	(44,000)	(31,497)	(46,855)	(60,868)
Provision for deferred income taxes	(23,435)	26,832	(21,189)	(15,067)	3,686
Amortization of debt issuance costs	6,896	6,252	2,242	1,397	2,579
Change in operating assets, liabilities and other	5,386	61,831	137,028	(72,392)	(38,165)

Net cash provided by operating activities	$41,392	$128,557	$250,577	$71,145	$135,967

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We are a leading North American manufacturer and an international marketer of chlorovinyl and aromatics chemicals and also manufacture and market vinyl-based building and home improvement products. Our chlorovinyl and aromatic chemicals products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our vinyl-based building and home improvement products, marketed under the Royal Group brands, primarily include window and door profiles, mouldings, siding, pipe and pipe fittings and deck, fence and rail products.

Acquisition of Royal Group

        On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited, which was subsequently renamed Royal Group, Inc. ("Royal Group"). Royal Group's core businesses now consist of five product lines: (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail products. The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages Georgia Gulf's vinyl resins and vinyl compounds formulation expertise, which we have refined over the last 20 years, with Royal Group's experience and innovative product development. We completed the acquisition of all of the outstanding common stock of Royal Group for a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion. The acquisition was financed entirely with new debt, including $500.0 million in aggregate principal amount of our unsecured 9.5 percent senior notes due 2014, $200.0 million in aggregate principal amount of our unsecured 10.75 percent senior subordinated notes due 2016 and $800.0 million principal amount of floating interest rate term debt under our senior secured credit facility due 2013.

Vinyl-Based Building and Home Improvement Products Business Overview

        Our vinyl-based building and home improvement products are used primarily in new residential and industrial construction, municipality infrastructure and residential remodeling. Our sales revenue by geographic area for our building and home improvement products for 2008 was about 43 percent in the U.S. and the remainder in Canada. All of our building and home improvement products are ultimately sold to external customers.

        Demand for our building and home improvement products declined during 2008 as compared to 2007 primarily as a result of U.S. housing starts decreasing by about 33 percent according to a report furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in January 2009. U.S. housing starts have declined from a rate of about 1.0 million annualized units at December 2007 to a rate of about 0.6 million annualized units at December 2008. Housing starts in Canada were down 8 percent from 2007 to 2008 with an average annualized rate in 2008 of about 0.2 million units. The weakness in the U.S. residential housing industry was the primary cause of the industry sales decrease for extruded windows and doors of 19 percent, rigid pipe of 21 percent and siding of 13 percent, according to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS"). The decrease in demand for our building and home improvement products occurred despite an increase in U.S. public construction spending on sewage, waste disposal and water supply of about 6% from 2007 to 2008.

Chemical Business Overview

        Our chemical business consists of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products include chlorine, caustic soda, VCM, vinyl resins and vinyl compounds.

For the year ended December 31, 2008, we consumed all of our chlorine production in making VCM, we consumed 4 percent of our caustic soda production, we consumed 93 percent of our VCM production in manufacturing vinyl resins, we consumed 35 percent of our vinyl resins in the manufacture of vinyl compounds and we consumed about 32 percent of our vinyl compounds in the manufacture of fabricated products. The remainder of our caustic soda, VCM, vinyl resins and vinyl compounds were sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2008, approximately 52 percent of our cumene was sold to third parties with the remainder used internally to manufacture phenol and acetone. All of our phenol and acetone was sold to third parties. Our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

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

        Global capacity also materially affects the prices of chemical products. Generally, in periods of high operating rates, prices rise, and as a result new capacity is announced. Since world-scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed, or in some instances, until less efficient producers withdraw capacity from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats. As an example, significant phenol capacity added in 1999 and 2000 was only absorbed enough by demand and plant closures to allow for improved industry margins in 2004.

        Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of our primary raw materials, including ethylene, benzene and propylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Market Associates, Incorporated ("CMAI") reported annual U.S. industry prices for crude oil and natural gas increased 38 percent and 32 percent, respectively, from 2007 to 2008. From 2006 to 2007, CMAI reported U.S. industry prices for crude oil increased 9 percent and natural gas decreased 3 percent.

        Significant volatility in raw material costs tends to put pressure on product margins as sales price increases can lag behind raw material cost increases. Conversely, product margins may suffer from a sharp decline in raw material costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials. Chemical Data Inc. ("CDI") reported U.S. industry prices for crude oil and natural gas decreased 62 percent and 18 percent, respectively from September 2008 to December 2008.

        In 2008 our chlorovinyls segment experienced decreased demand compared to 2007, primarily as a result of a continued weakness in the U.S. residential housing market. When comparing 2007 to 2008, North American industry vinyl resins sales volume decreased about 12 percent as a result of a domestic sales decline of 16 percent partially offset by a 27 percent increase in export sales. The domestic vinyl resins volume decrease resulted from declines in most end-use markets, according to PIPS. CMAI reported an industry price increase for our feedstocks ethylene of 20 percent and natural gas of 32 percent from 2007 to 2008, while chlorine decreased about 15 percent for the same time period. Industry vinyl resin sales prices increased 24 percent from 2007 to 2008 due to increased feedstock costs. Industry operating rates in 2008 decreased to approximately 77 percent after averaging above 87 percent in 2007, according to Chemical Data Inc. ("CDI").

        Our aromatics segment demand decreased in 2008 compared to 2007. According to CDI, North American operating rates for phenol and acetone decreased from about 88 percent in 2007 to about 76 percent in 2008. North American cumene industry operating rates remained about 75 percent for both 2007 and 2008. In addition, CDI reported that industry prices for our feedstock benzene remained about flat and propylene increased 15 percent, from 2007 to 2008. Increased feedstock costs enabled the industry to increase sales prices for phenol, acetone and cumene by 2 percent, 14 percent and 4 percent, respectively, from 2007 to 2008, according to CDI. During the fourth quarter of 2008, the aromatics industry experienced a sharp decline in feedstock and product prices. CDI reported U.S. industry prices for benzene and propylene decreased 76 percent and 79 percent, respectively, from September 2008 to December 2008. Consequently, most producers were unable to fully recover previously purchased raw materials costs in a declining sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. During the fourth quarter of 2008, we experienced a $24.8 million operating loss due to a sharp decline in feedstock and product prices and the time lag between the purchase of raw materials and the sale of the related finished goods.

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the three years ended December 31, 2008, 2007 and 2006, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
(Dollars in millions)	2008		2007		2006
Net sales	$2,916.5	100.0%	$3,157.3	100.0%	$2,427.8	100.0%
Cost of sales	2,717.4	93.2	2,851.5	90.3	2,152.5	88.7

Gross margin	199.1	6.8	305.8	9.7	275.3	11.3
Goodwill, intangibles and other long-lived asset impairments	175.9	6.0	159.0	5.0	—	—
Restructuring costs	22.0	0.7	3.6	0.1	—	—
(Gains) losses on sale of assets	(27.3)	(0.9)	1.3	0.0	—	—
Selling, general and administrative expenses	168.6	5.8	225.6	7.2	119.2	4.9

Operating (loss) income	(140.1)	(4.8)	(83.7)	(2.6)	156.1	6.4
Interest expense, net	133.2	4.6	133.8	4.2	51.3	2.1
Foreign exchange (gain) loss	4.3	0.1	(6.3)	(0.2)	21.5	0.9
Provision for (benefit from) income taxes	(20.0)	(0.7)	44.0	1.4	31.5	1.3

(Loss) income from continuing operations	(257.6)	(8.8)	(255.2)	(8.1)	51.8	2.1
Loss from discontinued operations, net of tax	—	—	(10.8)	(0.3)	(3.3)	(0.1)

Net (loss) income	$(257.6)	(8.8)%	$(266.0)	(8.4)%	$48.5	2.0%

        We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products, and (iv) aromatics. These four segments reflect the organization used by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM, vinyl resins, and vinyl compounds. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments, (i) window and door profiles and mouldings products and (ii) outdoor building products, which includes siding, pipe and pipe fittings and deck, fence and rail products. The aromatics segment is also integrated and includes the products cumene and the co-products phenol and acetone.

        The following table sets forth certain financial data by reportable segment for each of the three years ended December 31, 2008, 2007 and 2006, and the percentage of total net sales or gross margin by segment for each line item.

	Year Ended December 31,
(Dollars in millions)	2008		2007		2006
Net sales
Chlorovinyls	$1,380.0	47.3%	$1,409.1	44.6%	$1,642.8	67.7%
Window and door profiles and mouldings products	408.9	14.0	508.0	16.1	117.0	4.8
Outdoor building products	508.8	17.5	573.3	18.2	108.9	4.5
Aromatics	618.8	21.2	666.9	21.1	559.1	23.0

Total net sales	$2,916.5	100.0%	$3,157.3	100.0%	$2,427.8	100.0%

Gross margin
Chlorovinyls	$165.5	12.0%	$150.3	10.7%	$271.1	16.5%
Window and door profiles and mouldings products	23.7	5.8	68.7	13.5	9.3	7.9
Outdoor building products	41.0	8.1	72.0	12.6	7.0	6.4
Aromatics	(31.1)	(5.0)	14.8	2.2	(12.1)	(2.2)

Total gross margin	$199.1	6.8%	$305.8	9.7%	$275.3	11.3%

Year Ended December 31, 2008, Compared With Year Ended December 31, 2007

        Net Sales.    For the year ended December 31, 2008, net sales totaled $2.9 billion, a decrease of about 8 percent compared to $3.2 billion last year. This decrease in our overall sales was primarily a result of a decrease in volumes of 17 percent offset by an increase in our overall net sales prices of 11 percent. Our overall sales volumes decrease is mainly attributable to a significant decrease in demand in North America for most of our products as North American housing starts decreased 33 percent from 2007 to 2008. In addition, our sales volumes were impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008. Our overall average sales price increase is due to higher costs for our raw materials and natural gas.

        Chlorovinyls segment net sales totaled $1.38 billion for the year ended December 31, 2008, a slight decrease compared with net sales of $1.41 billion last year. Our overall chlorovinyls sales volumes decreased 18 percent and were mostly offset by our overall average sales prices increase of 19 percent. The sales volume decrease was primarily due to a decrease in demand for vinyl resins of 28 percent and vinyl compounds of 17 percent. Our vinyl resins sales volume decrease reflects a reduction in domestic sales as a result of a decrease in demand, a rationalization of lower margin customers, and disruptions caused by hurricanes Gustav and Ike during the third quarter of 2008, offset partially by an increase in exports. North American vinyl resin industry sales volume declined 12 percent as a result of the domestic sales volume decrease of 16 percent, reflecting the decline in U.S. housing starts, offset partially by an increase in exports of 27 percent. Our overall average sales prices increased by 19 percent, primarily as a result of increases in the prices of caustic soda of 79 percent and vinyl resins of 15 percent. The caustic soda price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. The vinyl resins sales price increase reflects higher costs for the feedstock ethylene and natural gas.

        Window and door profiles and mouldings products segment net sales totaled $408.9 million for the year ended December 31, 2008, a decrease of 20 percent (20 percent decrease on a constant currency basis) compared to $508.0 million last year. Our overall sales volumes decreased 20 percent. North American vinyl resin extruded window and door industry sales volumes declined about 19 percent reflecting the decline in the U.S. housing and construction markets. We experienced a minimal currency impact on our sales in Canada resulting from the change of the Canadian dollar against the U.S. dollar from 2007 to 2008. During 2008, our window and door profiles and mouldings segment generated about 57 percent of its revenue in the U. S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $508.8 million for the year ended December 31, 2008, a decrease of 11 percent (12 percent change on a constant currency basis) compared to $573.3 million last year. Our overall sales volumes decreased 19 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 20 percent reflecting the decline in U.S. housing and construction market. We experienced a minimal currency impact on our sales in Canada resulting from the change of the Canadian dollar against the U.S. dollar from 2007 to 2008. During 2008, our outdoor building products segment generated about 32 percent of its revenue in the U.S. and the remainder primarily in Canada.

        Aromatics segment net sales were $618.8 million for the year ended December 31, 2008, a decrease of 7 percent compared to $666.9 million last year. Our overall aromatics sales volumes decreased 12 percent primarily as a result of decreases in phenol and acetone sales of 23 and 20 percent, respectively. The phenol and acetone sales volume decrease is due to weak demand in North America reflecting the decline in the U.S. housing and construction markets. In addition, our sales volumes were impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008. Our overall average sales prices increased 6 percent as a result of increases in the prices of acetone of 16 percent, phenol of 4 percent and cumene of 1 percent. The sales price increases reflect higher costs for the feedstock propylene and natural gas. The North American phenol and acetone industries' operating rates were approximately 76 percent for the year ended of 2008, or about 11 percent lower than last year.

        Gross Margin.    Total gross margin decreased from 9.7 percent of sales for the year ended December 31, 2007, to 6.8 percent of sales for the year ended December 31, 2008. This $106.7 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices and cost reduction initiatives. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 38 percent and 32 percent, respectively, from 2007 to 2008. We have implemented several cost savings initiatives during 2008 including reducing our cost structure by the permanent closure and consolidation of six manufacturing plants into other facilities. We have also reduced total headcount by about 15 percent resulting in a decrease in labor cost related to cost of sales of about $37.1 million in 2008 compared to 2007. In addition, we sold our outdoor storage buildings business, which also reduced our cost structure.

        Chlorovinyls segment gross margin increased from 10.7 percent of sales for the year ended December 31, 2007 to 12.0 percent of sales for the year ended December 31, 2008. This $15.2 million increase primarily reflects increases in sales prices for all of our chlorovinyls products offset partially by a decrease in overall sales volumes and increases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs during 2008 increased 28 percent compared to last year. Our chlorovinyls operating rate decreased from about 81 percent for 2007 to about 69 percent for 2008. During 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin decreased from 13.5 percent of sales for the year ended December 31, 2007 to 5.8 percent of sales for the year ended December 31, 2008. This $45.0 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 24 percent from 2007 to 2008. During 2008, we reduced our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations.

        Outdoor building products segment gross margin decreased from 12.6 percent of sales for the year ended December 31, 2007, to 8.1 percent of sales for the year ended December 31, 2008. This $31.0 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 24 percent from 2007 to 2008. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business, which also reduced our cost structure.

        Aromatics segment gross margin decreased from 2.2 percent of sales for year ended December 31, 2007, to a negative 5.0 percent of sales for the year ended December 31, 2008. This $45.9 million decrease from last year is due primarily to decreases in sales volumes as well as an increase in our benzene and propylene raw material costs, which were not fully offset by increases in sales prices for all of our aromatics products. Overall raw material costs increased 4 percent primarily as a result of increases in propylene and natural gas costs from 2007 to 2008. During the fourth quarter of 2008, we experienced a $24.8 million operating loss due to a sharp decline in feedstock and product prices and the time lag between the purchase of raw materials and their sale as finished goods.

        Impact from Hurricanes Ike and Gustav on the year ended December 31, 2008.    Hurricanes Ike and Gustav impacted the U.S. Gulf Coast region during the first two weeks of September of 2008 resulting in a significant disruption of our operations and minor property damage at our Louisiana and Texas facilities. Certain manufacturing plants were shut down in an orderly manner just prior to the hurricanes and subsequently were down or running at reduced rates as a result of the disruption to feedstock and energy supplies, and transportation networks in the region. As of September 30, 2008, all of our impacted plants returned to near normal operations. We estimate that these events negatively impacted our operating income by approximately $27.0 million during the year ended December 31, 2008 as a result of repairs and maintenance costs, unabsorbed fixed costs and lost sales resulting from the hurricanes. In addition, based on current projections of costs related to the hurricanes, we believe it is unlikely that we will be able to recover any material amount under our commercial insurance policies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $168.6 million for the year ended December 31, 2008, a 25 percent decrease from the $225.6 million for the year ended December 31, 2007. This $57.0 million decrease reflects our continued focus on targeted cost saving initiatives. We have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $38.7 million, including a decrease in payroll related costs of $12.1 million, legal and professional fees of $7.8 million, advertising, commission and promotional expense of $6.1 million, information systems related costs of $1.8 million and Canadian capital tax expense of $2.2 million. We have also reduced selling, general, and administrative costs in our chlorovinyls and aromatics segments collectively by $7.1 million, primarily as a result of a decrease in our information systems related costs of $2.3 million and a reduction of $5.2 million relating to a change in our vacation policy that resulted in a reduction to our vacation accrual. In 2008, we changed our vacation policy from one where vacation earned in a given year was to be taken in the following year, to a policy where vacation earned in a given year must be used by that year end. Additionally, our share-based compensation expense is lower by $7.5 million. The decreases in selling, general and administrative expenses were offset by an increase in legal and professional fees of $3.7 million primarily related to the favorable resolution of an alleged notice of default issue during the second quarter of 2008. We experienced a minimal currency impact on our selling, general and administrative costs in Canada resulting from the change of the Canadian dollar against the U.S. dollar from 2007 to 2008.

        Goodwill, Intangibles and Other Long Lived Asset Impairments.    As a result of our annual impairment testing performed during the fourth quarter of 2008 and the property plant and equipment impairments, resulting from our restructuring activity, we recorded non-cash impairment charges of $176.0 million for the year ended December 31, 2008 as compared to $159.0 million for the year ended December 31, 2007 to write down goodwill, other intangible assets and long-lived assets. The additional impairment during 2008 is due to the continued deterioration of the U.S. housing and construction markets. The 2008 non-cash impairment charges by reportable segment are as follows: Window and Door Profiles and Mouldings reportable segment are $63.4 million of goodwill and $47.2 million of other intangible assets and $2.3 million of other long-lived assets. Outdoor Building Products reportable segment are $0.1 million of other intangible assets and $0.6 million of other long-lived assets and Chlorovinyls reportable segment is $1.4 million of other intangible assets and $61.1 million of other long-lived assets. The Chlorovinyls reportable segment other long-lived assets write down of $61.1 million is primarily due to ceasing all operations and permanent shut down of the Oklahoma City, Oklahoma and Sarnia, Ontario vinyl resin manufacturing plants during 2008.

        Restructuring costs.    Restructuring costs were $22.0 million for the year ended December 31, 2008, as compared to $3.7 million for last year. This $18.3 million increase is primarily due to closure and disposition costs of our outdoor storage buildings business of $5.8 million, cost related to the permanent shut down of the Oklahoma City, Oklahoma and Sarnia Ontario vinyl resin manufacturing plants of about $9.9 million and severance and other exit costs of $6.3 million. For the year ended December 31, 2007, restructuring costs were costs of $3.7 million consisting primarily of severance and other exit costs.

        (Gains) losses on sale of assets.    Gains on sale of assets totaled $27.3 million for the year ended December 31, 2008, as compared to loss on sale of assets of $1.3 million for the year ended December 31, 2007. In June 2008, we sold excess land in Pasadena, Texas for $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. The remainder of $3.7 million was due to a loss on the sale of other real estate.

        Interest Expense, net.    Interest expense, net decreased to $133.2 million for the year ended December 31, 2008, from $133.8 million for the year ended December 31, 2007. This minimal change was primarily attributable to lower capitalized interest on construction in progress offset by lower average debt balances and interest rates during 2008 compared to 2007.

        Provision for (Benefit from) Income Taxes.    The benefit from income taxes from continuing operations was $20.0 million for the year ended December 31, 2008, compared with an income tax provision for continuing operations of $44.0 million for the year ended December 31, 2007. Loss from continuing operations before income taxes increased $66.5 million from 2007 to 2008. Our effective tax rate for continuing operations for 2008 and 2007 was 7.2 percent and negative 20.8 percent, respectively. The difference in the rates was due to the routine accrual of interest on Financial Accounting Standard Board Interpretation No. 48 ("FIN 48") liabilities, the reversal of interest accrued on the Quebec tax trust settlement, (described below), and a portion of our valuation allowance for deferred tax assets in Canada, which was realized as a result of the Quebec Trust Settlement, the impact of non-deductible goodwill, intangibles and other long-lived assets and the impact of the valuation allowance resulting from not recognizing a tax benefit for the deferred tax assets in Canada as we determined that we did not meet the Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes, criteria to realize such benefits.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of this preacquisition tax contingency.

        Loss from Discontinued Operations.    Subsequent to the Royal Group acquisition on October 3, 2006, we began to exit several non-core businesses. Certain businesses qualified as discontinued operations under generally accepted accounting principles. There was no activity in our discontinued operations for the year ended December 31, 2008, compared with a net loss of $10.8 million for the year ended December 31, 2007.

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

        Aromatics segment net sales were $666.9 million for the year ended December 31, 2007, an increase of 19 percent compared to $559.1 million in 2006. Our overall average selling prices increased 10 percent as a result of increases in the prices of cumene of 11 percent, phenol of 10 percent and acetone of 14 percent. The cumene and phenol price increases reflect higher costs for the feedstocks benzene and propylene. The North American phenol industry operating rate was approximately 88 percent for the year of 2007, or about 4 percent higher than the same period last year due to planned and unplanned outages in Europe and Asia. The North American cumene industry operating rate was approximately 76 percent during 2007, or about 2 percent higher than the same period last year. Our overall aromatics sales volumes increased 9 percent as a result of phenol and acetone sales volume increases of 14 percent and 16 percent, respectively. Sales volume increases are a result of our increased market share due to several competitors' unscheduled plant outages along with a strong export market, which more than offset the downturn in U.S. residential housing market.

        Gross Margin.    Total gross margin decreased from 11 percent of sales for the year ended December 31, 2006, to 10 percent of sales for the year ended December 31, 2007. This $30.5 million decrease was due to a $106.6 million decrease in our legacy chemical operations gross margin primarily due to lower chlorovinyls sales prices and volumes and higher benzene and ethylene costs offset by an increase in the Royal Group contribution of $151.4 million for the full year of 2007 compared to $14.2 million for the fourth quarter of last year. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices, where crude oil increased 9 percent and natural gas decreased 3 percent, from 2006 to 2007.

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

        Goodwill, Intangibles and Other Long-Lived Asset Impairments.    As a result of our annual impairment testing performed during the fourth quarter of 2007, and the property plant and equipment impairments, resulting from our restructuring activity, we recorded non-cash impairment charges of $159.0 million to write down goodwill, other intangible assets and long-lived assets primarily as a result of the deteriorating U.S. housing construction markets. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The non-cash impairment charges by reportable segment are as follows: Window and Door Profiles and Mouldings reportable segment are $50.4 million of goodwill and $10.7 million of other intangible assets and $0.8 million of other long-lived assets; Outdoor Building Products reportable segment are $19.8 million of goodwill, $12.7 million of other intangible assets and $9.1 million of other long-lived assets and Chlorovinyls reportable segment is $55.5 million of goodwill.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $225.6 million for the year ended December 31, 2007, an increase of $106.4 million from the $119.2 million for the year ended December 31, 2006. This increase was largely due to incremental selling, general and administrative expenses of $115.3 million resulting from the Royal Group acquisition, offset by cost savings initiatives.

        Interest Expense, Net.    Interest expense, net increased to $133.8 million for the year ended December 31, 2007, from $51.3 million for the year ended December 31, 2006. This increase of $82.5 million was primarily attributable to the increased debt issued October 3, 2006 to fund the acquisition of the Royal Group.

        Foreign Exchange (Gain) Loss.    In 2007, we had an overall $6.3 million gain on foreign exchange primarily due to our intercompany note receivable denominated in Canadian dollars. During 2007, the Canadian dollar strengthened against the U.S. dollar, which resulted in this gain. In June 2006, we entered into Canadian dollar foreign currency forward contracts with a notional amount of Canadian dollar $1.5 billion to effectively hedge the entire purchase price of Royal Group. Since this was a hedge of the foreign currency exchange risk of a business combination, we were not permitted to designate it as a cash flow hedge under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Therefore, we recorded the change in the fair value of the derivative and the hedged item to earnings. During 2006, we recorded $21.5 million of losses related to these foreign currency forward contracts.

        Provision for Income Taxes.    The provision for income taxes from continuing operations was $44.0 million for the year ended December 31, 2007, compared with $31.5 million for the year ended December 31, 2006. The change in our 2007 taxes and our effective tax rate of negative 21 percent compared to 38 percent for the same period in 2006 is due primarily to non-deductibility for tax purposes of the impairment charges of approximately $159.0 million, a $52.1 million valuation allowance recognized against the deferred tax assets in Canada and the impact of accruing interest on FIN 48 liability.

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

Liquidity and Capital Resources

        Operating Activities.    For the year ended December 31, 2008, cash flows provided by operating activities from continuing operations were $41.4 million compared with $128.2 million for the year ended December 31, 2007. The major use of cash flow for fiscal year 2008 was a $20.1 million payment in connection with the settlement of our Quebec tax trust tax contingency. The major source of cash flow for fiscal year 2008 was a $13.7 million increase in cash provided by other current operating assets and liabilities. Operating activities were also impacted by the non-cash impairment charge to write down goodwill, intangibles and other long-lived assets of $176.0 million primarily as a result of the deteriorating North America housing and construction markets and restructuring programs. Total working capital at December 31, 2008 was $225.2 million versus $200.7 million at December 31, 2007, an increase of $24.5 million. The significant increase in working capital for fiscal year 2008 includes an $80.7 million dollar increase in cash partially offset by a $32.6 million increase in our current portion of long-term debt, primarily due to the issues regarding the availability on our revolver discussed below in "Financing Activities;" and decreases in accounts payable, accrued compensation, and liability for unrecognized tax benefits of $127.4 million, $23.0 million and $52.1 million, respectively. The decrease in payables was primarily attributable to production volume decreases and shorter credit terms from certain vendors, some of whom required prepayments, as a result of certain vendors' concern over the alleged notice of default on our 7.125 percent notes that was resolved on July 15, 2008. These significant increases in working capital for fiscal year 2008 were partially offset by a decrease in inventories of $126.3 million. The majority of our inventory decrease was mainly due to lower prices in our raw materials and adjusting our levels to the decrease in current demand.

        For the year ended December 31, 2007, we generated $128.2 million of cash flow from operating activities from continuing operations as compared with $254.7 million during the year ended December 31, 2006. The major use of cash flow for fiscal year 2007 was approximately $19.0 million paid towards involuntary employee termination benefits. The major source of cash flow in 2007 was a $40.2 million increase in cash provided by other current operating assets and liabilities. Operating activities were also impacted by the non-cash impairment charge to write down goodwill, intangibles and other long-lived assets by $159.0 million primarily as a result of the deteriorating U.S. housing and construction markets and a non-cash charge of $52.1 million related to a valuation allowance against our Canadian deferred tax assets. Total working capital at December 31, 2007 was $200.7 million versus $203.0 million at December 31, 2006.

        Investing Activities.    Net cash provided by investing activities was $24.6 million and $21.6 million for the years ended December 31, 2008 and 2007, respectively. Net cash used in investing activities was $1.1 billion for the year ended December 31, 2006, primarily related to the acquisition of Royal Group and reinvestment in equipment to improve our operating efficiencies. We incurred maintenance expense for our production facilities of $109.1 million, $111.2 million and $80.5 million during the years ended December 31, 2008, 2007, and 2006, respectively. During 2008, we received cash proceeds from sales of property, plant and equipment and assets held for sale of $79.8 million. These proceeds relate primarily to the sale of the outdoor storage business for $13.0 million, a sale of real estate in Ontario, Canada for $12.6 million, a sale of real estate in Manitoba, Canada for $4.5 million, the sale of a vacant tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million, and the sale and lease back of equipment for $10.6 million. During 2007, we received cash proceeds from sales of property, plant and equipment, assets held for sale and discontinued operations of $105.3 million. These proceeds primarily relate to the sale of Royal Group's corporate headquarters and three manufacturing facilities located in Vaughan, Ontario. During 2007, we used cash of $83.7 million primarily for our Plaquemine, Louisiana PVC modernization project and our Bristol, Tennessee window and door profile plant expansion. We estimate total capital expenditures for 2009 will be in the range of $30.0 million to $35.0 million.

        Financing Activities.    Cash provided by financing activities was $15.4 million for the year ended December 31, 2008. Cash provided by financing activities was impacted by our adjustment of our cash management activities to maximize our financial flexibility during this time of uncertainty in the global credit markets. Specifically, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers Inc. (collectively "Lehman Brothers"), is a participant in our revolving line of credit facility, representing about 12 percent of our $375.0 million revolving line of credit facility. Due to their failure to fund revolver draws, we now have about $6.6 million of our revolving line of credit that is not available to us. As a result we maintained a higher cash balance partially due to $105.8 million of net additional borrowings on our revolving line of credit that was partially offset by the repayment of $74.0 million of long-term debt. Long-term debt repayments were primarily funded by proceeds from the sale of under utilized assets. During fiscal year 2008, we increased our total debt by $33.3 million due primarily to the above noted issues with Lehman Brothers and the impact on the availability of our revolving line of credit. Had the revolving line of credit been fully available we could have decreased total debt during fiscal 2008 by $46.7 million by applying approximately $80.0 million of the $90.0 million of cash and cash equivalents on hand at December 31, 2008 towards our outstanding revolving line of credit balance as we generally maintain and have working capital cash requirements of approximately $10.0 million. The $21.2 million reduction in our lease financing obligation is due exclusively to the change in the Canadian dollar foreign exchange rate.

        Cash used in financing activities was $150.9 million for the year ended December 31, 2007. During fiscal year 2007, we reduced our total debt by $135.9 million, of which $11.6 million was generated from cash provided by operations, $105.3 million was provided by asset sales and $19.0 million was provided from the sale of additional interests in our trade receivables. Additionally, we entered into a lease financing obligation whereby we transferred ownership in certain real estate in exchange for proceeds of $95.9 million. We used those proceeds to reduce our term B debt. In connection with the lease financing transaction, a $17 million collateralized letter of credit was issued in favor of the buyer-lessor, with an effective term of eight years. As a result of the collateralized letter of credit, the transaction has been recorded as a financing transaction rather than as a sale, and the land and buildings and related accounts continue to be recognized in property, plant, and equipment in accordance with generally accepted accounting principles. These lease financing transactions primarily related to the lease of four Royal Group manufacturing and warehousing facilities located in Vaughan, Ontario.

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

        On December 31, 2008, our balance sheet debt consisted of $350.4 million of term debt and $125.8 million of borrowings under our revolving credit facility under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $497.2 million of unsecured 9.5 percent senior notes due 2014, $197.4 million of unsecured 10.75 percent senior subordinated notes due 2016, $91.5 million of lease financing obligations and $31.9 million in other debt. At December 31, 2008, under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million, with $6.6 million through Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers, Inc. that is unavailable due to their current bankruptcy filing, and net of outstanding letters of credit of $99.7 million and current borrowings of $125.8 million, we had remaining availability of $142.9 million. The availability is subject to restrictive covenants requiring compliance with a maximum leverage ratio and minimum interest coverage ratio. In addition, of the $125.8 million revolver borrowings and $99.7 million of letters of credit outstanding under the revolving credit facility at December 31, 2008, $39.7 million relates to Lehman Brothers commitment, and would not be available to us if we paid down the revolver or reduced the related outstanding letters of credit. We are working towards securing other lenders to replace the Lehman Commercial Paper Inc. portion of our revolving credit facility. Over the next twelve months, we expect to pay off $56.8 million of borrowings, including $36.3 million on our revolving credit facility, $3.5 million of principal on our tranche B term loan, that we are contractually obligated to pay, and $17.0 million for our Industrial Revenue Bond which is due in May 2009. Therefore, we have classified this debt as current in our consolidated balance sheet as of December 31, 2008. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other intangibles.

        Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our senior secured credit facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our senior secured credit facility to increase our leverage ratio and to decrease our interest coverage ratio each quarter generally through December 31, 2009. In addition, this amendment reduced our capital expenditures limitation to $100.0 million in 2007, $90.0 million in 2008 and $135.0 million in 2009. On September 11, 2008 we executed the fourth amendment to our senior secured credit facility to further increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. Applicable per annum interest rates increased by approximately 2.5% for the fourth quarter of 2008 and 3.0% thereafter for both the London Interbank Offered Rate, or LIBOR, loans and the administrative agent bank's base rate loans. The capital expenditure limit set forth in the senior secured credit facility was decreased from $90.0 million to $65.0 million in 2008, and from $135.0 million to $65.0 million in 2009. As of December 31, 2008, we were in compliance with all of the financial covenants under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent and 10.75 percent notes. On March 16, 2009, we executed the fifth amendment to our senior secured credit facility to, among other things, increase our leverage ratio and to decrease our interest coverage ratio each quarter ended beginning March 31, 2009 through December 31, 2009. The fifth amendment also establishes a trailing twelve-month minimum consolidated EBITDA threshold to be measured quarterly. In addition, the fifth amendment reduces our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable per annum interest rates increased by approximately 1.0% for both the LIBOR loans and the administrative agent bank's base rate loans. Finally, the fifth amendment permits us to grant a second lien on substantially all of our assets, which provides us flexibility to improve our capital structure in the future.

        Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of assets, tax refunds, other non-operating transactions and the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $90.0 million and the availability to borrow an additional $142.9 million under the revolving credit facility at December 31, 2008, we will have adequate funds to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements for the next twelve months. However, based on recent trends and our current assumptions regarding our operations, future level of debt repayment, and non-core asset sales and other non-operating transactions, we may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios in our senior secured credit facility which become more restrictive effective March 31, 2010. As a result, we are continuing to evaluate our capital structure and to explore options including the possibility of seeking an amendment or refinancing of our senior secured credit facility to obtain a structure with greater flexibility. Although we have successfully negotiated covenant relief and refinanced our debt in the past, recent unfavorable global economic conditions have led to a tightening in the global credit markets, a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets thus increasing the difficulty of accessing the credit markets and therefore, there can be no assurance we can do so in the future.

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

        Off-Balance Sheet Arrangement.    We have an agreement pursuant to which we sell an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization in effect through March 17, 2009. The balance in the interest of receivables sold at December 31, 2008, 2007 and 2006, was $111.0 million, $147.0 million and $128.0 million, respectively. As of December 31, 2008, we were in compliance with all covenants in the Securitization. On March 17, 2009, we entered into a new asset securitization agreement pursuant to which we will sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivables on a revolving basis through a wholly owned subsidiary to a third party, (the "New Asset Securitization"). Under the New Asset Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. The New Asset Securitization agreement expires in March 2011.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants that may be periodically amended. If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of December 31, 2008, were as follows:

(In millions)	Total	2009	2010	2011	2012	2013	2014 and thereafter
Contractual obligations:
Long-term debt—principal	$1,311	$21	$4	$129	$100	$357	$700
Long-term debt—interest	662	132	117	114	106	95	98
Lease financing obligations	51	6	6	6	6	6	21
Operating lease obligations	93	26	18	12	10	8	19
Purchase obligations	4,545	392	1,263	754	668	518	950
Uncertain income tax positions	20	20	—	—	—	—	—
Other	11	—	—	—	—	—	11

Total	$6,693	$597	$1,408	$1,015	$890	$984	$1,799

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of December 31, 2008. Long-term debt obligations are listed based on when they are contractually due.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2014. We did not have significant capital lease obligations as of December 31, 2008.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2008.

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $54.5 million as December 31, 2008. We have included in the table above any liability for our unrecognized income tax benefits related to audits and other tax matters that we are likely to pay within a twelve month period. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

Outlook

        We based our 2009 operating plan on conservative assumptions to account for the limited visibility in the current economic environment. This plan assumes continued softness in the North American housing and construction markets through 2009. We forecast that feedstock and energy costs will remain volatile on a percentage basis but due to lower prices, the magnitude of the impact on our financial results will be less significant than it was in 2008. We believe the ECU value leveled off at the end of 2008 and may decline in 2009, but will remain at a historically high level due to continued weakness in chlorine derivative demand.

        In addition to these macroeconomic assumptions, our plan gives effect to the expected impact of a number of factors related specifically to Georgia Gulf. Savings related to closing the Sarnia PVC resin plant, the Oklahoma City PVC resin plant, and four other manufacturing facilities in 2008 are expected to reduce operating expenses by $47 million. Additionally, the headcount, salary, and pension changes announced in the first quarter of 2009 will further reduce expenses. These cost reductions will be partially offset by costs associated with temporary closure or idling of the caustic chlorine plant and the Plaquemine VCM plant for maintenance in 2009. We also expect less contribution from asset sales in 2009 compared to 2008.

        Our forecast indicate that we should generate enough cash to cover interest costs, fund normal capital expenditures and pay down debt in 2009.

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

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement also affects other accounting pronouncements that require or permit fair value measurements. Recently, the FASB Staff Position ("FSP") SFAS 157-1 was issued removing leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157. Also, FSP SFAS 157-2, Effective Date of FASB Statement No. 157, was issued, deferring the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The effective date for all other fair value measurements is for fiscal years beginning January 1, 2008. Our adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)." We adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the measurement provisions of SFAS No. 158 on December 31, 2008 did not have any impact on our consolidated financial statements as we measure our pension and postretirement benefits as of our fiscal year end.

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

        On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under the FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        On April 25, 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles ("GAAP"). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission's ("SEC's") approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

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

        On September 24, 2008, the EITF reached a consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which requires an entity to account for equity method investments by calculating the difference between the cost of an equity method investment and the underlying equity in the net assets of that investee as if the investee were a consolidated subsidiary. The initial carrying value of an equity method investment should be determined by applying a cost accumulation model and for subsequent measurements; share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment. Additionally, an entity should use an other-than-temporary impairment model when testing equity method investments for impairment. EITF Issue No. 08-6 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        On December 11, 2008, the FASB issued FSP No.140-4, which requires public companies to provide disclosures similar to those proposed in the pending amendments to SFAS No.140. FSP No.140-4 requires additional disclosures about transfers of financial assets in order to improve transparency in the current market environment. These additional disclosure requirements primarily focus on the transferor's continuing involvement with transferred financial assets and the related risks retained. The transferor must disclose (1) whether it provided financial or other support to the transferee that it was not previously contractually required to provide, including the primary reasons for providing the support, and (2) details of any arrangements that could require any future financial support. Future financial support is defined as financial support that may result from explicit written arrangements, communications between the transferor and transferee or its beneficial interest holders, and unwritten arrangements customary in similar transfers. FSP No.140 is effective for the first reporting period that ends December 15, 2008 and calendar year-end companies must provide the required disclosures in their December 31, 2008 annual filings and in all subsequent annual and quarterly financial statements. The disclosures required by FSP No. 140-4 relate to our accounts receivable securitization program (see Note 5 of the Notes to Consolidated Financial Statements).

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosure about Postretirement Benefit Plan Assets," which amends Statement 132(R) to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This standard requires new disclosures only, and will have no impact on our consolidated financial positions, results of operations or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the year ending December 31, 2009.

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

        Allowance for Doubtful Accounts.    In our determination of the allowance for doubtful accounts and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense for that amount. Estimating this amount requires us to analyze the financial strength of our customers by analyzing leverage and coverage ratios, as well as Dun and Bradstreet ratings. In our analysis, we combine the use of historical collection experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2008 and 2007 was $12.3 million and $12.8 million, respectively. No individual customer accounts for greater than 10 percent of our trade accounts receivable as of December 31, 2008 and 2007. To the extent the actual collectibility of our accounts receivable differs from our estimated allowance by 10 percent, our net income would be higher or lower by approximately $1.0 million, on an after-tax basis, depending on whether the actual collectibility was better or worse than the estimated allowance.

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

        Valuation of Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that are identified during acquisitions. Our carrying value of our goodwill and indefinite lived intangible assets are tested for impairment annually on October 1 and are tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Indicators include, but are not limited to significant declines in the markets and industries which buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for goodwill and indefinite lived intangible assets is a two-step test performed at a reporting unit level. Our reporting units subject to such testing are window and door profiles; mouldings; deck, fence and rail products and compounds (vinyl and additives). The initial step requires the carrying value of each reporting unit to be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value in the initial step. We use a discounted cash flow analysis and market approaches to determine the estimated fair value of a reporting unit, which requires judgment and assumptions including estimated future cash flows and discount rates. Our weighting of the discounted cash flow and market approaches vary by reporting unit based on factors specific to those reporting units. Our weighting of the two approaches ranges from 50% to 100% of discounted cash flows and nil to 50% of the market approach. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Actual impairment charges incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units.

        Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired may become impaired in the future. Based on the results of our evaluation in connection with our goodwill impairment test as of October 1, 2008 and 2007, we recorded a non-cash impairment charge to write down goodwill and other intangible assets by $112.1 million and $149.4 million, in 2008 and 2007, primarily as a result of the deteriorating North America housing and construction markets. We experienced a significant decline in our market capitalization from October 1, 2008 to December 31, 2008, which we determined was not primarily due to company-specific factors, but rather, due to macroeconomic conditions, including rising unemployment levels, turmoil in the credit markets, and deteriorating consumer confidence. However, given the decrease in market capitalization at December 31, 2008, we reconsidered our cash flow projections utilized in our impairment test as of October 1, 2008, including an assessment of our actual results for the fourth quarter of 2008 as compared to our projections for such period, and also assessed whether the discount rates used in our October 1, 2008 impairment test remained appropriate as of December 31, 2008. We further evaluated our reporting units with significant goodwill using a 100 basis point increase in our discount rates above those that were supported by our valuation work. On the basis of our reconsideration of the cash flow projections and associated discount rates, we determined that it was not more likely than not that the estimated fair value of our reporting units with goodwill was reduced below its carrying value. See Note 9 of the Notes to Consolidated Financial Statements for further details of the 2008 goodwill and other intangible asset impairment test results. The impairment tests we performed as of October 1, 2006 indicated no goodwill impairment.

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

        We assessed our Oklahoma City, Oklahoma and Sarnia, Ontario resin plants for impairment, and have recorded impairment charges of $15.5 million and $42.3 million, respectively in 2008. The Oklahoma City, Oklahoma plant ceased operations in March 2008 and the Sarnia plant closed in December 2008. We noted no impairment for these assets in 2007 and 2006.

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

        The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for our U.S. pension plans in 2008 was 6.25 percent. At December 31, 2008, this rate was 6.50 percent for determining 2009 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in this discount rate would decrease or increase our annual pre-tax pension expense by $0.1 million for our U.S. pension plans. In addition to the expense, a 25 basis point increase in our discount rate would decrease our year-end benefit obligations by $3.5 million, whereas a 25 basis point decrease would increase our year-end benefit obligations by $3.7 million for our U.S. pension plans.

        The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2008, is 53.9 percent equity securities, 23.2 percent debt securities, 2.9 percent real estate and 20.0 percent other. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2008 was 8.0 percent for our U.S. pension plans. At December 31, 2008, this rate was 8.8 percent for determining 2009 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in the long-term rate of return on plan assets assumption would decrease or increase our annual pre-tax pension expense by $0.3 million, for our U.S. pension plans. A 25 basis point increase or decrease in the expected long-term rate of return assumption for our foreign pension plans is not material.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008 and 2007, we had a net deferred tax liability balance of $47.6 million and $109.4 million, respectively.

        In evaluating the ability to realize our deferred tax assets we rely principally on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2008 and 2007, we had deferred tax assets for state tax credit carryforwards of $4.6 million and $4.0 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2008 we had deferred tax assets for net operating loss carryforwards in the U.S. and Canada of $28.5 million and $28.7 million, respectively, of which we have a $32.9 million valuation allowance to record these deferred tax assets related to net operating losses at their estimated realizable values.

        In 2008 and 2007, we recorded a $55.5 million and $52.1 million valuation allowance, respectively, on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to the company in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical cumulative losses, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. Our ability to reduce future taxable income through the utilization of the U.S. federal net operating loss carryforwards acquired is subject to the change in ownership restrictions under Internal Revenue Code Section 382. In February 2008, the Company experienced a change in control within the meaning of Internal Revenue Code section 382. We do not expect our U.S. federal or state net operating loss carry-forwards to expire, notwithstanding the change in ownership, before we are able to use them.

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

        In addition, we have accrued a reserve for non-income tax contingencies of $7.4 million and $8.1 million, at December 31, 2008 and 2007, respectively. The decrease in the reserve is related primarily to the changes in the Canadian dollar exchange rates offset by the accrued interest related to these matters. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserves are adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

        Stock-Based Compensation    We account for share-based payments in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R requires all share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under SFAS No. 123R, the fair value of each share-based payment award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our historical dividend yield and expectation of future dividend payouts. The fair value of our restricted and deferred stock units and restricted stock are based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

        Interest Rate Risk Management.    The following table is "forward-looking" information that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt instruments. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2008 and 2007, we had interest rate swaps with notional amounts totaling $75.0 million and $300.0 million, respectively, to fix the interest rate on $75.0 million and $300.0 million, respectively, of our variable LIBOR based term debt. We currently estimate that a 100 basis point change in prevailing market interest rates or our variable rate debt would impact our related annual pre-tax income by $5.4 million. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

	Principal (Notional) Amounts by Expected Maturity Date
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair value at 12/31/08
Financial instruments:
Fixed rate principal	$—	$—	$—	$14,919	$100,000	$700,000	$814,919	$230,500
Average interest rate	—%	—%	—%	6.53%	7.13%	9.86%	9.46%
Variable rate principal	$131,490	$3,456	$129,183	$77,961	$262,021	$—	$604,111	$447,398
Average interest rate	4.58%	8.00%	7.60%	8.00%	8.00%	0.00%	7.17%
Interest rate swaps	$75,000	$—	$—	$—	$—	$—	$75,000	$(2,850)
Average interest rate	5.32%	—%	—%	—%	—%	—%	5.32%

        Foreign Currency Exchange Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures.

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contract was a $0.2 million liability at December 31, 2008 and December 31, 2007.

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
Atlanta, GA

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 16, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes an Interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, GA
March 17, 2009

Georgia Gulf Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$89,975	$9,227
Receivables, net of allowance for doubtful accounts of $12,307 in 2008 and $12,815 in 2007	117,287	211,613
Inventories	240,199	366,545
Prepaid expenses	21,360	19,999
Income tax receivables	2,264	15,837
Deferred income taxes	22,505	25,049

Total current assets	493,590	648,270
Property, plant and equipment, net	760,760	967,188
Goodwill	189,003	282,282
Intangible assets, net of accumulated amortization of $9,988 in 2008 and $6,147 in 2007	15,905	75,789
Other assets, net	150,643	196,262
Non-current assets held for sale	500	31,873

Total assets	$1,610,401	$2,201,664

Liabilities and Stockholders' Equity
Current portion of long-term debt	$56,843	$24,209
Accounts payable	105,052	232,477
Interest payable	16,115	17,752
Income taxes payable	3,476	1,094
Accrued compensation	9,890	32,882
Liability for unrecognized income tax benefits and other tax reserves	27,334	79,431
Other accrued liabilities	49,693	59,680

Total current liabilities	268,403	447,525
Long-term debt	1,337,307	1,357,799
Liability for unrecognized income tax benefits	34,592	37,874
Deferred income taxes	70,141	134,464
Other non-current liabilities	39,886	27,201

Total liabilities	1,750,329	2,004,863

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,481,827 in 2008 and 34,392,370 in 2007	345	344
Additional paid-in capital	105,484	103,238
Retained (deficit) earnings	(218,502)	44,730
Accumulated other comprehensive (loss) income, net of tax	(27,255)	48,489

Total stockholders' (deficit) equity	(139,928)	196,801

Total liabilities and stockholders' equity	$1,610,401	$2,201,664

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$2,916,477	$3,157,270	$2,427,843
Operating costs and expenses:
Cost of sales	2,717,409	2,851,426	2,152,571
Selling, general and administrative expenses	168,572	225,607	119,151
Goodwill, intangibles and other long-lived asset impairment charges	175,958	158,960	—
Restructuring costs	21,973	3,659	—
(Gains) losses on sale of assets	(27,282)	1,304	—

Total operating costs and expenses	3,056,630	3,240,956	2,271,722

Operating (loss) income	(140,153)	(83,686)	156,121

Other (expense) income:
Interest expense	(134,513)	(134,568)	(51,648)
Foreign exchange (loss) gain	(4,264)	6,286	(21,543)
Interest income	1,308	805	369

(Loss) income from continuing operations before income taxes	(277,622)	(211,163)	83,299
(Benefit) provision for income taxes	(19,979)	44,000	31,497

(Loss) income from continuing operations	(257,643)	(255,163)	51,802
Loss from discontinued operations, net of tax of $1,524 in 2007 and $1,821 in 2006	—	(10,864)	(3,263)

Net (loss) income	$(257,643)	$(266,027)	$48,539

(Loss) earnings per share:
Basic:
(Loss) income from continuing operations	$(7.48)	$(7.43)	$1.52
(Loss) from discontinued operations	—	(0.32)	(0.10)

Net (loss) income	$(7.48)	$(7.75)	$1.42

Diluted:
(Loss) income from continuing operations	$(7.48)	$(7.43)	$1.51
(Loss) from discontinued operations	—	(0.32)	(0.10)

Net (loss) income	$(7.48)	$(7.75)	$1.41

Weighted average common shares—basic	34,458	34,347	34,093
Weighted average common shares—diluted	34,458	34,347	34,386

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
			Additional Paid-In Capital	Unearned Compensation	Retained Earnings (Deficit)
	Shares	Amount
Balance, January 1, 2006	34,238	$342	$81,782	$(5,377)	$286,464	$(199)	$363,012
Comprehensive income:
Net income	—	—	—	—	48,539	—	48,539
Minimum pension liability adjustment, net of taxes of $17	—	—	—	—	—	29	29
Foreign currency translation adjustments, net of taxes of $12,098	—	—	—	—	—	(21,390)	(21,390)
Unrealized loss on derivatives, net of tax of $417	—	—	—	—	—	(725)	(725)

Total comprehensive income							26,453
Adjustment to initially apply SFAS No. 158, net of taxes of $1,736	—	—	—	—	—	(2,589)	(2,589)
Employee stock purchase and stock compensation plans, net of forfeitures	187	2	10,520	5,377	—	—	15,899
Retirement of common stock	(35)	—	(1,032)	—	—	—	(1,032)
Tax benefit from stock purchase and stock compensation plans	—	—	1,432	—	—	—	1,432
Tax benefit from transfer of subsidiary to parent	—	—	1,344	—	—	—	1,344
Dividends	—	—	—	—	(10,996)	—	(10,996)

Balance, December 31, 2006	34,390	344	94,046	—	324,007	(24,874)	393,523

Comprehensive income (loss):
Net loss	—	—	—	—	(266,027)	—	(266,027)
Adjustment to initially apply FIN No. 48	—	—	—	—	(2,151)	—	(2,151)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $4,288	—	—	—	—	—	6,964	6,964
Foreign currency translation adjustments, net of taxes of $39,477	—	—	—	—	—	68,344	68,344
Unrealized loss on derivatives, net of tax of $1,201	—	—	—	—	—	(1,945)	(1,945)

Total comprehensive loss	—	—	—	—	—	—	(194,815)
Employee stock purchase and stock compensation plans, net of forfeitures	39	—	10,856	—	—	—	10,856
Retirement of common stock	(37)	—	(685)	—	—	—	(685)
Tax deficiency from stock purchase and stock compensation plans	—	—	(979)	—	—	—	(979)
Dividends	—	—	—	—	(11,099)	—	(11,099)

Balance, December 31, 2007	34,392	$344	$103,238	—	44,730	48,489	196,801

Comprehensive income (loss):
Net loss	—	—	—	—	(257,643)	—	(257,643)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $16,519	—	—	—	—	—	(23,113)	(23,113)
Foreign currency translation adjustments, net of taxes of $32,025	—	—	—	—	—	(53,640)	(53,640)
Unrealized loss on derivatives, net of tax of $609	—	—	—	—	—	1,009	1,009

Total comprehensive loss	—	—	—	—	—	—	(333,387)
Employee stock purchase and stock compensation plans, net of forfeitures	106	1	3,301	—	—	—	3,302
Retirement of common stock	(16)	—	(110)	—	—	—	(110)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(945)	—	—	—	(945)
Dividends	—	—	—	—	(5,589)	—	(5,589)

Balance, December 31, 2008	34,482	$345	$105,484	$—	$(218,502)	$(27,255)	$(139,928)

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(257,643)	$(266,027)	$48,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	143,718	150,210	85,019
Foreign exchange (gain) loss	7,108	(10,357)	20,843
Deferred income taxes	(23,435)	29,695	(21,189)
Tax deficiency related to stock plans	(945)	(1,142)	—
Goodwill, intangibles and other long-lived asset impairment charges	175,958	158,960	—
Stock based compensation	3,302	10,856	12,704
(Gains) losses on sale of assets	(27,282)	1,304	—
Other non-cash items	12,433	23,456	14,780
Change in operating assets and liabilities, net of effects from acquisitions:
Receivables	117,591	43,038	114,889
Securitization of trade receivables	(36,000)	19,000	(13,000)
Inventories	97,704	541	75,526
Prepaid expenses and other current assets	(2,472)	11,381	2,605
Accounts payable	(117,437)	8,628	(84,556)
Interest payable	(1,637)	(3,494)	20,019
Accrued income taxes	8,603	6,728	(19,335)
Accrued compensation	(20,996)	(7,238)	(2,675)
Other accrued liabilities	(31,627)	(38,358)	(20,836)
Other	(5,551)	(9,022)	21,393

Net cash provided by operating activities from continuing operations	41,392	128,159	254,726
Net cash provided by (used in) operating activities from discontinued operations	—	398	(4,149)

Net cash provided by operating activities	41,392	128,557	250,577

Investing activities:
Acquisition, net of cash acquired	—	—	(1,075,396)
Settlement of foreign exchange contracts	—	—	(20,843)
Proceeds from insurance recoveries related to property, plant and equipment	7,308	—	—
Capital expenditures	(62,545)	(83,670)	(90,770)
Proceeds from sale of assets	79,806	105,259	106,092

Net cash provided by (used in) used in investing activities	24,569	21,589	(1,080,917)

Financing activities:
Net change in revolving line of credit	107,718	(7,241)	(123,400)
Long-term debt payments	(74,004)	(224,505)	(497,374)
Long-term debt proceeds	—	95,865	1,493,543
Fees paid for bridge financing	—	—	(2,325)
Fees paid to amend or issue debt facilities	(9,823)	(3,241)	(38,020)
Proceeds from issuance of common stock	—	—	3,194
Tax benefits from employee share-based exercises	—	—	1,432
Purchase and retirement of common stock	(110)	(685)	(1,032)
Dividends	(8,379)	(11,099)	(10,996)

Net cash provided by (used in) financing activities	15,402	(150,906)	825,022

Effect of exchange rate changes on cash and cash equivalents	(615)	346	661

Net change in cash and cash equivalents	80,748	(414)	(4,657)
Cash and cash equivalents at beginning of year	9,227	9,641	14,298

Cash and cash equivalents at end of year	$89,975	$9,227	$9,641

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

        Nature of Operations.    We are a leading North American manufacturer and an international marketer of chlorovinyl and aromatics chemicals and also manufacture and market vinyl-based building and home improvement products. Our chlorovinyl and aromatic chemicals products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our vinyl-based building and home improvement products, marketed under the Royal Group brands, primarily include window and door profiles, mouldings, siding, pipe and pipe fittings and deck, fence and rail products.

        Use of Estimates.    Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

        Reclassifications.    Certain prior period balances have been reclassified to conform to the current year presentation. The Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2007 included approximately $3.2 million of goodwill, intangible and other long-lived asset impairments that were previously included in other non-cash items. Additionally, for the year ended December 31, 2007, there were costs of $8.2 million, which historically were, reflected in the consolidated statement of operations as selling, general and administrative expenses, which have been reclassified as $3.2 million goodwill, intangibles and other long-lived asset impairments, $3.7 million as restructuring and $1.3 million as (gains) losses on sale of assets.

        Foreign Currency Translation and Transactions.    Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end exchange rates in effect as of the balance sheet date and average exchange rate for revenues and expenses for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive income (loss), net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the consolidated statements of operations. We recorded a loss of $2.3 million, $5.4 million and $2.7 million, in fiscal years 2008, 2007 and 2006, respectively, within operating (loss) income in the consolidated statement of operations. The change in the gain/loss recognized is due to the fluctuation in the exchange rate from year to year.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Revenue Recognition.    We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission's ("SEC's"), Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition," which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred. We primarily recognize revenue as products are shipped based on free on board ("FOB") terms when title passes to customers, and the customer takes ownership and assumes risk of loss.

        Sales Incentives.    We offer sales incentives, primarily in the form of volume rebates, slotting fees and advertising allowances to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts. We accrue for these sales incentives based on contract terms and historical experience.

        Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $74.0 million in 2008, $90.3 million in 2007, and $85.1 million in 2006.

        Advertising Costs.    Advertising costs and promotion expenses generally relate to our vinyl-based building and home improvement products marketed under the Royal Group brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $8.3 million, $11.7 million and $3.8 million, in 2008, 2007 and 2006, respectively.

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

        Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2008, 2007 and 2006, was $0.4 million, $5.7 million, and $2.2 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $128.2 million, $134.8 million and $77.6 million, for the years ended December 31, 2008, 2007, and 2006, respectively. The net book value of our idled Pasadena, Texas phenol/acetone plant and our closed Sarnia Resin plant equipment was approximately $0.4 million and $1.4 million, respectively, as of December 31, 2008, and is included in property, plant and equipment on our consolidated balance sheet. The estimated useful lives of our assets are as follows:

Buildings	27-30 years
Land improvements	15 years
Machinery and equipment	3-15 years
Dies and moulds	4-6 years
Office furniture and equipment	3-10 years
Computer equipment and software	3-5 years

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Asset Retirement Obligation.    We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We had $2.2 million and $2.4 million of asset retirement obligations recorded in other non-current liabilities in the consolidated balance sheets as of December 31, 2008 and 2007.

        Other Assets.    Other assets primarily consist of advances for long-term raw materials purchase contracts (see Note 11), our investment in joint ventures (see Notes 8 and 12) and unamortized debt issuance costs (see Note 8). Other assets also include prepaid pension costs at December 31, 2007 (see Note 15). At December 31, 2008, we have a pension liability (see Note 15). Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery or related contract terms. Debt issuance costs are being amortized to interest expense using the effective interest rate and straight-line methods over the term of the related debt instruments.

        Goodwill and Other Intangible Assets.    We account for our goodwill and other intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Our other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that were identified during acquisitions. We test the carrying value of our goodwill and other intangible assets with indefinite lives for impairment on an annual basis on October 1. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Indicators include, but are not limited to, significant declines in the markets and industries that buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for goodwill and indefinite lived intangible assets is a two-step test performed at a reporting unit level. Our reporting units subject to such testing are window and door profiles; mouldings; deck, fence and rail products and compounds (vinyl and additives). An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. See Note 9 for a summary of goodwill and other intangible assets by reportable segment.

        Long-Lived Assets.    Our long-lived assets, such as property, plant, and equipment, and intangible assets with definite lives are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated fair value of the asset based on undiscounted cash flows. If the carrying amount of an asset exceeds estimated fair value of the asset, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset based on discounted cash flows. Assets to be disposed of would be recorded at the lower of the carrying amount or fair value less costs to sell and no longer depreciated.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Pension Plans and Other Postretirement Benefit Plans.    We have defined contribution pension plans covering substantially all of our employees. In addition, we have two defined benefit pension plans and one postretirement benefit plan. For the defined benefit pension plans, the benefits are based on years of service and the employee's compensation. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

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

        We adopted Financial Accounting Standard Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 16, "Income Taxes," for further explanation of our adoption of FIN 48.

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

        Warranty Costs.    We provide warranties for certain building and home improvement products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Prior to the October 3, 2006 acquisition of Royal Group, we did not offer any warranties. Our warranty liabilities are included in other accrued liabilities in the

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

consolidated balance sheets. Activity in our warranty liabilities for the years ended December 31, 2008, 2007 and 2006 were as follows:

In thousands	2008	2007	2006
January 1,	$12,160	$7,664	$—
Warranty provisions	2,189	6,728	1,938
Estimated fair value of warranty liability assumed in Royal Group acquisition	—	5,224	7,344
Foreign currency translation	(1,659)	874	—
Warranty claims paid	(5,192)	(8,330)	(1,618)

December 31,	$7,498	$12,160	$7,664

        The adjustment in the year ended December 31, 2007 to the estimated fair value of warranty liabilities assumed in the Royal Group acquisition reflects an adjustment to the preliminary purchase price allocation.

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

        Accumulated Other Comprehensive (loss) Income.    Accumulated other comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by SFAS No. 158. Amounts recorded in accumulated other comprehensive income (loss), net of tax, on the consolidated statements of stockholders' equity as of December 31, 2008 and 2007 are as follows:

	December 31,
In thousands	2008	2007
Unrealized gain (loss) on derivative contracts	$(1,661)	$(2,670)
Pension liability adjustment including affect of SFAS No. 158	(18,908)	4,205
Currency translation adjustment	(6,686)	46,954

Total accumulated other comprehensive (loss) income	$(27,255)	$48,489

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

        Upon our adoption of SFAS No. 123R, we began recording compensation cost related to the continued vesting of all stock options that were unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS No. 123R did not have an effect on our recognition of compensation expense relating to restricted stock grants. SFAS No. 123R required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, additional paid-in capital, in our circumstance. SFAS No. 123R requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statements of cash flows as a financing activity cash inflow.

        (Loss) Earnings Per Share.    We apply the provisions of SFAS No. 128, Earnings per Share ("EPS"), which requires companies to present basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options and ESPP rights are included in the diluted EPS calculation using the treasury stock method. In computing diluted loss per share for the years ended December 31, 2008 and 2007, all common stock equivalents were excluded as a result of their anti-dilutive effect. Options to purchase common stock and restricted stock

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

totaling 1.5 million shares for the year ended December 31, 2006, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

        Computations of basic and diluted (loss) earnings per share are presented in the following table:

	Year Ended December 31,
In thousands, except per share data	2008	2007	2006
(Loss) income from continuing operations	$(257,643)	$(255,163)	$51,802
Loss from discontinued operations, net of tax of $1,524 in 2007 and $1,821 in 2006	—	(10,864)	(3,263)

Net (loss) income	$(257,643)	$(266,027)	$48,539
Weighted average shares outstanding—basic	34,458	34,347	34,093
Plus incremental shares from assumed conversions:
Options and restricted stock awards	—	—	277
Employee stock purchase plan rights	—	—	16

Weighted average shares outstanding—diluted	34,458	34,347	34,386

Basic earnings (loss) per share
(Loss) earnings from continuing operations	$(7.48)	$(7.43)	$1.52
Loss from discontinued operations	—	(0.32)	(0.10)

(Loss) earnings per share	$(7.48)	$(7.75)	$1.42
Diluted (loss) earnings per share
(Loss) earnings from continuing operations	$(7.48)	$(7.43)	$1.51
Loss from discontinued operations	—	(0.32)	(0.10)

(Loss) earnings per share	$(7.48)	$(7.75)	$1.41

        Concentration of Employees.    As of December 31, 2008 and 2007, we had 4,463 and 5,249, respectively, full-time employees. The decrease in number of employees represents part of management's continuing cost reduction strategy. We employ approximately 476 employees under collective bargaining agreements that expire at various times from 2009 through 2012.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement also affects other accounting pronouncements that require or permit fair value measurements. Recently, the FASB Staff Position ("FSP") SFAS 157-1 was issued removing leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157. Also, FSP SFAS 157-2, Effective Date of FASB Statement No. 157, was issued, deferring the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The effective date for all other fair value measurements is for fiscal years beginning January 1, 2008. Our adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)." We adopted all provisions of SFAS No. 158 as of December 31, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of the measurement provisions of SFAS No. 158 on December 31, 2008 did not have any impact on our consolidated financial statements as we measure our pension and postretirement benefits as of our fiscal year end.

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

        On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under the FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

generally accepted accounting principles ("GAAP"). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

        On May 9, 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

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

        On September 24, 2008, the EITF reached a consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which requires an entity to account for equity method investments by calculating the difference between the cost of an equity method investment and the underlying equity in the net assets of that investee as if the investee were a consolidated subsidiary. The initial carrying value of an equity method investment should be determined by applying a cost accumulation model and for subsequent measurements, share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment. Additionally, an entity should use an other-than-temporary impairment model when testing equity method investments for impairment. EITF Issue No. 08-6 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact, if any, of this statement on our financial position and results of operations.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        On December 11, 2008, the FASB issued FSP No.140-4, which requires public companies to provide disclosures similar to those proposed in the pending amendments to SFAS No.140. FSP No.140-4 requires additional disclosures about transfers of financial assets in order to improve transparency in the current market environment. These additional disclosure requirements primarily focus on the transferor's continuing involvement with transferred financial assets and the related risks retained. The transferor must disclose (1) whether it provided financial or other support to the transferee that it was not previously contractually required to provide, including the primary reasons for providing the support, and (2) details of any arrangements that could require any future financial support. Future financial support is defined as financial support that may result from explicit written arrangements, communications between the transferor and transferee or its beneficial interest holders, and unwritten arrangements customary in similar transfers. FSP No.140 is effective for the first reporting period that ends December 15, 2008 and calendar year-end companies must provide the required disclosures in their December 31, 2008 annual filings and in all subsequent annual and quarterly financial statements. The disclosures required by FSP No. 140-4 relate to our accounts receivable securitization program and are included in Note 5.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosure about Postretirement Benefit Plan Assets," which amends Statement 132(R) to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial positions, results of operations or cash flows. These new disclosures will be required for us beginning in our Form 10-K for the year ending December 31, 2009.

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

        The Royal Group acquisition furthered our chlorovinyls forward integration strategy by providing a growth platform that leverages our vinyl resins and vinyl compounds formulation expertise, which we have refined over the last 20 years, with Royal Group's experience and innovative product development. We believe the acquisition will allow us to strengthen our competitive position through further penetration of Royal Group's markets.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. BUSINESS ACQUISITION, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE (Continued)

        The Royal Group acquisition was accounted for by the purchase method and, accordingly, the results of operations and cash flows since the October 3, 2006 acquisition date have been included in our consolidated results of operations and cash flows. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $301.9 million was recorded as goodwill. The significant change in the allocation to goodwill for the year ended December 31, 2008 is primarily due to the reduction of the preliminary allocation to goodwill from the Royal Group acquisition by $16.5 million as a result of our settlement of the Quebec Trust preacquisition tax contingency (see Note 16).

        The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, excluding cash acquired of $27.7 million.

(In thousands)	As of October 3, 2006
Current assets, net of cash acquired	$475,339
Property, plant and equipment	609,793
Investments and other assets	27,705
Goodwill	301,900
Identifiable intangible assets—finite lived	84,000
Identifiable intangible assets—indefinite lived	16,000
Deferred taxes	20,286
Net assets held for sale	217,613

Total assets acquired	$1,752,636
Current liabilities	302,310
Debt assumed*	374,930

Total liabilities assumed	677,240

Net assets acquired	$1,075,396

    *
    This debt assumed was retired subsequent to the acquisition of Royal Group.

        Discontinued Operations—Outdoor Building Products Segment.    As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building products segment. There were no results of discontinued operations for the year ended December 31,

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. BUSINESS ACQUISITION, DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE (Continued)

2008. The results of all discontinued operations in our outdoor building products segment for the years ended December 31, 2007 and 2006 were as follows:

(In thousands)	December 31, 2007	December 31, 2006
Net sales	$19,039	$24,051
Operating (loss) from discontinued operations	(12,388)	(5,084)
Benefit from income taxes	1,524	1,821

Total loss from discontinued operations	$(10,864)	$(3,263)

        The assets of the discontinued operations in our outdoor building products segment as of December 31, 2007, consisted of $2.9 million of property, plant and equipment. There were no assets of the discontinued operations in our outdoor building products segment as of December 31, 2008.

        Assets Held-For-Sale.    As part of our strategic plan, we also continue to sell certain non-core assets and businesses. Assets held for sale include U.S. real estate totaling $0.5 million at December 31, 2008 and Canadian and U.S. real estate totaling $29.0 million at December 31, 2007. In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions. The contingency was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008. In June 2008, we sold property for $3.2 million and received $1.2 million in cash and a short-term note for $2.0 million. Both gains and losses resulting from each transaction are included in (gains) losses on sale of assets in the accompanying consolidated statement of operations for the year ended December 31, 2008.

        Divestitures.    In March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million. We sold the land and building at our Winnipeg, Manitoba Window and Door Profiles business for $4.5 million, resulting in a recognized gain of $0.3 million in March 2008. In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million as of December 31, 2008. The deferred gain will be recognized ratably over the term of the equipment leases. In addition we sold the Oklahoma City, Oklahoma PVC plant in December 2008 for $1.3 million. See Note 10.

4. RESTRUCTURING ACTIVITIES

        In the fourth quarter of fiscal 2006, we initiated plans to restructure the operations of Royal Group to eliminate certain duplicative activities, focus our resources on operations with future growth opportunities and reduce our cost structure. In connection with the restructuring plan, we incurred costs related to termination benefits for employee positions that were eliminated. Pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, involuntary termination costs related to the Royal Group acquisition have been recognized as a liability assumed as of the consummation date of the acquisition and included in the purchase price allocation. At December 31, 2008 and

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

December 31, 2007, we had a remaining liability of nil and approximately $1.0 million, respectively. This liability is included in other accrued liabilities on the December 31, 2007 consolidated balance sheet. During the year ended December 31, 2008, cash payments and adjustments to the accrual of $1.0 million were made under this plan. A summary of our restructuring activities by reportable segment for the years ended December 31, 2007 and 2006 are as follows:

(In thousand)	Balance at December 31, 2006	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2007
Chlorovinyls
Involuntary termination benefits	$1,468	$—	$(1,124)	$(344)	$—
Window and door profiles and mouldings products
Involuntary termination benefits	3,293	—	(4,207)	1,443	529
Outdoor building products
Involuntary termination benefits	10,729	—	(7,287)	(3,442)	—
Other, including unallocated corporate
Involuntary termination benefits	5,897	—	(6,347)	871	421

Total	$21,387	$—	$(18,965)	$(1,472)	$950

(In thousand)	Balance at December 31, 2005	Royal Acquisition	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2006
Chlorovinyls
Involuntary termination benefits	$—	$1,878	$(339)	$(71)	$1,468
Window and door profiles and mouldings products
Involuntary termination benefits	—	5,844	(2,329)	(222)	3,293
Outdoor building products
Involuntary termination benefits	—	15,016	(3,728)	(559)	10,729
Other, including unallocated corporate
Involuntary termination benefits	—	12,514	(6,142)	(475)	5,897

Total	$—	$35,252	$(12,538)	$(1,327)	$21,387

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma 500 million pound polyvinyl chloride ("PVC" or "vinyl resin") plant, "the Oklahoma City Restructuring Plan." The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment in accordance with SFAS No. 144, resulting in a $15.5 million impairment charge and incurred additional termination benefits and closing costs of $2.0 million that were expensed as incurred, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and included in restructuring costs during the year ended December 31, 2008. We do not expect there to be any future costs associated with the Oklahoma City Restructuring Plan as of December 31, 2008.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

        In the fourth quarter of 2008, we initiated a restructuring plan, "the Fourth Quarter 2008 Restructuring Plan," that includes the permanent shut down of the Sarnia, Ontario 450 million pound PVC manufacturing facility, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement healthcare benefits; operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with SFAS No. 146. We expect to pay these termination benefits and other qualified restructuring activity costs through September 2009. Any costs incurred associated with the Fourth Quarter 2008 Restructuring Plan that will benefit future periods, such as relocation costs, will be expensed in the periods incurred. The expenses charged during the fiscal year 2008 for severance and exit costs and impairment of long-lived assets totaled $22.0 million and $47.0 million, respectively. The restructuring costs associated with the Fourth Quarter 2008 Restructuring Plan are included in restructuring costs on the consolidated statement of operations for the year ended December 31, 2008. We incurred severance and other exit costs for the year ended December 31, 2007 associated with a 2007 restructuring plan, which is included in the table below.

        A summary of our restructuring activities, including impairment charges recognized as a result of the plan, by reportable segment for the year ended December 31, 2008 is as follows:

(In thousand)	Balance at December 31, 2007	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2008
Chlorovinyls
Involuntary termination benefits	$—	$3,468	$(256)	$34	$3,246
Exit costs	—	4,902	(751)	34	4,185
Other	—	1,184	—	—	1,184
Window and door profiles and mouldings products
Involuntary termination benefits	2,328	1,600	(2,096)	(360)	1,472
Exit costs	690	(83)	(568)	(38)	1
Other	—	1,459	—	—	1,459
Outdoor building products
Involuntary termination benefits	370	3,031	(1,395)	(200)	1,806
Exit costs	—	4,814	(2,854)	(181)	1,779
Other	—	508	—	—	508
Other, including unallocated corporate
Involuntary termination benefits	—	1,090	(1,131)	41	—
Exit costs	—	—	—	—	—
Other	—	—	—	—	—

Total	$3,388	$21,973	$(9,051)	$(670)	$15,640

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

(In thousand)	Year Ended December 31, 2008
Chlorovinyls
Impairment of Long-Lived Assets	$44,310
Window and door profiles and mouldings products
Impairment of Long-Lived Assets	2,246
Outdoor building products
Impairment of Long-Lived Assets	634
Other, including unallocated corporate
Impairment of Long-Lived Assets	(187)

Total	$47,003

        The $47.0 million total impairment of long-lived assets for the year ended December 31, 2008 is included in goodwill, intangibles and other long-lived asset impairment charges in the consolidated statement of operations.

5. ACCOUNTS RECEIVABLE SECURITIZATION

        We have an agreement pursuant to which we sell an undivided percentage ownership interest in a certain defined pool of our U. S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties (the "Securitization"). This wholly owned subsidiary is funded through advances on sold trade receivables and collections of these trade receivables and its activities are exclusively related to the Securitization. As collections reduce accounts receivable included in the pool, we sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. The Securitization agreement expires on September 18, 2009. In connection with the amendment of our Senior Secured Credit Facility on September 11, 2008, we executed an amendment to our Securitization since the Securitization agreement incorporates certain defined terms from the Senior Secured Credit Agreement. The primary purpose of the amendment was to further increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. We also increased applicable per annum discount rates by approximately 1.8% for the fourth quarter of 2008 and 2.3% thereafter.

        In conjunction with the sale of receivables, we recorded losses of $7.1 million, $8.2 million and $8.4 million for fiscal years 2008, 2007 and 2006, respectively, which are included as selling, general and administrative expenses in the accompanying consolidated statements of operations. The losses were determined by applying a discount factor, as prescribed under the relevant Securitization, to the monthly balance in the ownership interests sold.

        At December 31, 2008, 2007, and 2006, the uncollected balance of accounts receivable in the defined pool was approximately $158.2 million, $244.2 million, and $219.4 million, respectively. We continue to service these receivables and maintain a subordinated interest in the receivables. We have not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The balance of receivables sold at December 31, 2008, 2007 and 2006, was $111.0 million, $147.0 million and $128.0 million, respectively. Our Securitization has been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. ACCOUNTS RECEIVABLE SECURITIZATION (Continued)

of Liabilities, and therefore, the receivables sold are not included in the debt and related accounts receivable accounts on our consolidated balance sheets. We continue to provide an allowance for doubtful accounts related to these receivables based on our historical experience and aging of the accounts receivable. At December 31, 2008, 2007 and 2006, we had a subordinated interest of approximately $47.2 million, $97.2 million and $91.4 million, respectively, in the defined pool of receivables, which represents the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximates the carrying amount because of the short period of time it takes for the portfolio to be liquidated. From December 31, 2007 to December 31, 2008, we reduced the balance of receivables sold from $147.0 million to $111.0 million, which resulted in a net decrease of cash flow of $36.0 million. From December 31, 2006 to December 31, 2007, we increased the balance of receivables sold from $128.0 million to $147.0 million, which resulted in a net increase of cash flow of $19.0 million. As of December 31, 2008, we were in compliance with all covenants in the Securitization.

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we will sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivables on a revolving basis through a wholly owned subsidiary to a third party, (the "New Asset Securitization"). Under the New Asset Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. The New Asset Securitization agreement expires in March 2011.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants that may be periodically amended. If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

6. INVENTORIES

        The major classes of inventories were as follows:

	December 31,
(In thousands)	2008	2007
Raw materials, work-in-progress, and supplies	$94,618	$153,256
Finished goods	145,581	213,289

Inventories	$240,199	$366,545

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

	December 31,
(In thousands)	2008	2007
Machinery and equipment	$1,328,701	$1,437,902
Land and land improvements	86,167	99,364
Buildings	197,481	231,290
Construction-in-progress	33,036	27,875

Property, plant and equipment, at cost	1,645,385	1,796,431
Accumulated depreciation	884,625	829,243

Property, plant and equipment, net	$760,760	$967,188

8. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

	December 31,
(In thousands)	2008	2007
Advances for long-term purchase contracts	$85,310	$99,789
Investment in joint ventures	16,104	20,308
Debt issuance costs, net	42,167	36,316
Prepaid pension costs	—	28,867
Long-term receivables	3,640	6,263
Other	3,422	4,719

Total other assets, net	$150,643	$196,262

        In connection with the fourth amendment to our Senior Secured Credit Facility on September 11, 2008, to further increase our leverage ratio and to decrease our interest coverage ratio covenants for the second half of 2008 and the first quarter of 2009 and amendments to our asset securitization and our indenture relating to our 7.125% notes. We incurred $14.3 million of total debt issuance costs, of which $12.8 million is included in other assets, net, as of December 31, 2008. Debt issuance costs amortized as interest expense during 2008, 2007 and 2006 were $6.9 million, $5.8 million, and $2.2 million, respectively.

        As discussed in Note 15, as a result of the decision to change the Salaried Employees Retirement Plan ("SERP") to a cash balance plan, we remeasured the assets and liabilities of the SERP as of September 30, 2007. The remeasurement resulted in an increase to prepaid pension cost of approximately $14.0 million. The significant decline of the underlying investments comprising the plans' assets for the year ended December 31, 2008 has resulted in a pension liability of $19.1 million, which is included in other non-current liabilities in the consolidated balance sheet as of December 31, 2008 (see Note 15).

9. GOODWILL AND OTHER INTANGIBLE ASSETS

        Impairment Charges.    Goodwill impairment charges totaled $63.4 million and $125.7 million in 2008 and 2007, respectively. There were no impairment charges in 2006. We performed our annual impairment testing for goodwill and other intangible assets in accordance with SFAS No. 142 "Accounting for Goodwill

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

and Other Intangible Assets." Our reporting units subject to such testing are window and door profiles; mouldings; deck, fence and rail products and compounds (vinyl and addititives). We evaluate goodwill and other intangible assets for impairment using the two-step process prescribed by SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market approaches in estimating fair value. Our weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Our weighting of the two approaches ranges from 50% to 100% of discounted cash flows and nil to 50% of the market approach. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans. Based on the results of our evaluation, we recorded a non-cash impairment charge to write down goodwill and other intangible assets by $112.1 million, primarily as a result of the deteriorating U.S. housing and construction markets. We experienced a decline in our market capitalization from October 1, 2008 (our annual testing date) to December 31, 2008, which we determined was not primarily due to company-specific factors but rather macroeconomic conditions, including rising unemployment levels, turmoil in the credit markets, and deteriorating consumer confidence. However, given the decrease in market capitalization at December 31, 2008, we reconsidered our cash flow projections utilized in our impairment test as of October 1, 2008, including an assessment of our actual results for the fourth quarter of 2008 as compared to our projections for such period, and also assessed whether the discount rates used in our October 1, 2008 impairment test remained appropriate as of December 31, 2008. On the basis of our reconsideration of the cash flow projections and associated discount rates, we determined that it was not more likely than not that the estimated fair value of our reporting units with goodwill was reduced below its carrying value. Further change in assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired may become impaired in the future.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the years ended December 31, 2008 and 2007, respectively.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Goodwill at December 31, 2006	$221,357	$135,756	$20,011	$377,124
Adjustments to preliminary purchase allocation of Royal Group	860	4,155	(1,383)	3,632
Impairment charges	(55,487)	(50,430)	(19,820)	(125,737)
Foreign currency translation adjustment	23,990	(61)	3,334	27,263

Goodwill at December 31, 2007	$190,720	$89,420	$2,142	$282,282

Settlement of pre-acquisition tax contingency and other	$—	$(14,128)	$(262)	$(14,390)
Impairment charges	—	(63,380)	—	(63,380)
Foreign currency translation adjustment	(21,569)	6,269	(209)	(15,509)

Goodwill at December 31, 2008	$169,151	$18,181	$1,671	$189,003

        Indefinite lived intangible assets.    At December 31, 2008 and 2007, we held trade names related to the acquisition of Royal Group. The impairment charges in 2008 and 2007 are primarily a result of the deteriorating U.S. housing and construction markets. The following table provides the detail of the changes made to indefinite-lived intangible assets by reporting segment during years ended December 31, 2008 and 2007.

Indefinite-lived intangible assets-trade names

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Balance at December 31, 2006	$962	$12,507	$1,924	$15,393
Impairment charges	—	(4,247)	(1,702)	(5,949)
Foreign currency translation adjustment	173	1,386	237	1,796

Balance at December 31, 2007	$1,135	$9,646	$459	$11,240

Impairment charges	(608)	(5,023)	(93)	(5,724)
Foreign currency translation adjustment	(224)	(1,089)	(46)	(1,359)

Balance at December 31, 2008	$303	$3,534	$320	$4,157

        Finite-lived intangible assets.    At December 31, 2008 and 2007, we also have customer relationships and technology intangibles related to the acquisition of Royal Group. The following table provides the detail of the changes made to definite-lived intangible assets by reportable segment during years ended December 31, 2008 and 2007.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Finite-lived intangible assets

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2007:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Impairment charges for the year-ended December 31, 2008:
Customer relationships	(801)	(23,101)	(23,902)
Technology	—	(19,133)	(19,133)

Total	(801)	(42,234)	(43,035)
Gross carrying amounts at December 31, 2008:
Customer relationships	199	11,422	11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2008:
Customer relationships	(124)	(4,530)	(4,654)
Technology	—	(5,334)	(5,334)

Total	(124)	(9,864)	(9,988)
Foreign currency translation adjustment and other at December 31, 2008:
Customer relationships	(75)	(1,677)	(1,752)
Technology	—	—	—

Total	(75)	(1,677)	(1,752)
Net carrying amounts at December 31, 2008:
Customer relationships	—	5,215	5,215
Technology	—	6,533	6,533

Total	$—	$11,748	$11,748

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The average estimated useful life for the customer relationships and technology are 18 years and 12 years, respectively. Amortization expense for the finite-lived intangible assets was $3.8 million, $5.6 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total finite-lived intangible asset estimated amortization expense for the next five fiscal years is approximately $0.9 million per year.

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	December 31, 2008	December 31, 2007
Senior Secured Credit Facility:
Revolving credit facility expires 2011	$125,762	$19,950
Term loan B due 2013	350,350	424,300
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	497,240	496,900
10.75% senior subordinated notes due 2016	197,407	197,207
Lease financing obligation	91,473	112,649
Other	31,918	31,002

Total debt	$1,394,150	$1,382,008
Less current portion	(56,843)	(24,209)

Long-term debt	$1,337,307	$1,357,799

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

        The Royal Group acquisition was financed with significant indebtedness, including $500.0 million in aggregate principal amount of Senior Notes, $200.0 million in aggregate principal amount of Senior Subordinated Notes, and the Senior Secured Credit Facility that includes a tranche B term loan of originally $800.0 million and revolving credit facilities of up to $375.0 million.

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

        The interest rate for the Senior Secured Credit Facility is at our discretion the London Interbank Offered Rate, ("LIBOR"), plus 2.5 percent per annum or the administrative agent bank's annual base rate

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

("ABR") plus 1.5 percent per annum, and following delivery of financial information for the quarter ended December 31, 2008, the applicable margin for the loans under the revolving credit facilities will be set at a per annum rate determined by reference to a pricing grid based on our total leverage ratio. At our discretion, the Senior Secured Credit Facility provides for us to borrow using LIBOR or the administrative agent's ABR. The facility commitment fee at December 31, 2006 was 0.75% of the unused amount. For 2008 and 2007, the average interest rates for the revolving credit facility were 6.51 and 7.94 percent, respectively. The interest rate for the revolving credit facility as of December 31, 2008 and 2007 was 7.25 and 8.75 percent, respectively. The interest rate on the term loan as of December 31, 2008 and 2007 was 8.00 and 7.75 percent, respectively.

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

        The current portion of long-term debt includes $36.3 million of our revolving credit facility that based on our current expectations is probable to be paid down in the next twelve months, $17.0 million of other debt maturing in May 2009, and $3.5 million of principal on our term loan B. Therefore, we have classified this debt as current in our consolidated balance sheet as of December 31, 2008. Debt under the Senior Secured Credit Facility is secured by a majority of our consolidated assets, including real and personal property, inventory, accounts receivable and other intangibles.

        At December 31, 2008 under our revolving credit facility, we had a maximum borrowing capacity of $375.0 million with $6.6 million through Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers, Inc. that is unavailable due to their current bankruptcy filing, and net of outstanding letters of credit of $99.7 million and current borrowings of $125.8 million, we had remaining availability of $142.9 million. The availability is subject to restrictive covenants requiring compliance with a maximum leverage ratio and minimum interest coverage ratio. In addition, of the $125.8 million revolver borrowings and $99.7 million of letters of credit outstanding under the revolving credit facility at December 31, 2008, $39.7 million relates to Lehman Brothers commitment, and would not be available to us if we paid down the revolver or reduced the related outstanding letters of credit. We are working towards securing other lenders to replace the Lehman Commercial Paper Inc. portion of our revolving credit facility.

        Under our Senior Secured Credit Facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On March 14, 2007, we entered into an amendment to our Senior Secured Credit Facility, which temporarily waived our interest coverage ratio for the year ended December 31, 2006, and through May 31, 2007. On May 10, 2007, we executed another amendment to our Senior Secured Credit Facility to increase our leverage ratio and to decrease our interest coverage ratio each quarter generally through December 31, 2009. In addition,

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

this amendment reduced our capital expenditures limitation to $100.0 million in 2007, $90.0 million in 2008 and $135.0 million in 2009. On September 11, 2008 we executed the fourth amendment to our Senior Secured Credit Facility to further increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. Applicable per annum interest rates increased by approximately 2.5% for the fourth quarter of 2008 and 3.0% thereafter for both the LIBOR loans and the agent bank rate loans. The capital expenditure limit set forth in the Senior Secured Credit Facility was decreased from $90.0 million to $65.0 million in 2008, and from $135.0 million to $65.0 million in 2009. As of December 31, 2008, we were in compliance with all of the financial covenants under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent and 10.75 percent notes. On March 16, 2009, we executed the fifth amendment to our Senior Secured Credit Facility to, among other things, increase our leverage ratio and to decrease our interest coverage ratio each quarter ended beginning March 31, 2009 through December 31, 2009. The fifth amendment also establishes a trailing twelve-month minimum consolidated EBITDA threshold to be measured quarterly. In addition, the fifth amendment reduces our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable per annum interest rates increased by approximately 1.0% for both the LIBOR loans and the agent bank rate loans. Finally, the fifth amendment permits us to grant a second lien on substantially all of our assets, which provides us flexibility to improve our capital structure in the future. Management believes that based on current and projected levels of operations and conditions in our markets, planned sales of assets, tax refunds, other non-operating transactions and the effect of the previous amendments, cash flow from operations, together with our cash and cash equivalents of $90.0 million and the availability to borrow an additional $142.9 million under the revolving credit facility at December 31, 2008, we will have adequate funds to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements for the next twelve months. However, based on recent trends and our current assumptions regarding our operations, future level of debt repayment, and non-core asset sales and other non-operating transactions, we may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios in our Senior Secured Credit Facility which become more restrictive effective March 31, 2010. As a result, we are continuing to evaluate our capital structure and to explore options including the possibility of seeking an amendment or refinancing of our Senior Secured Credit Facility to obtain a structure with greater flexibility. Although we have successfully negotiated covenant relief and refinanced our debt in the past, recent unfavorable global economic conditions have led to tightening in the global credit markets, a low level of liquidity in many financial markets and extreme volatility in the credit and equity markets, thus increasing the difficulty of accessing the credit markets and thus, there can be no assurance we can do so in the future.

        On September 29, 2008, we obtained the consent of a majority of the holders of the unsecured 7.125 percent senior notes to an amendment to the related indenture, (the "Indenture Amendment"), and paid a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The Indenture Amendment amends certain covenants in the indenture, and provides a waiver of defaults, if any. Approval of the lenders under our bank credit agreement was required for the consent fee payment and the Indenture Amendment.

        Scheduled Maturities.    Scheduled maturities of long-term debt outstanding at December 31, 2008 are $20.5 million in 2009, $3.5 million in 2010, $129.2 million in 2011, $100.4 million in 2012, $357.3 million in 2013 and $700.0 million thereafter. Over the next twelve months, we expect to pay off $56.8 million of borrowings including $36.3 million on our revolving credit facility, $17.0 million of industrial revenue

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

debenture bonds and $3.5 million of principal on our term loan B that we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of December 31, 2008. Cash payments for interest during the years ended December 31, 2008, 2007 and 2006 were $129.5 million, $136.5 million and $23.1 million, respectively.

        Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction a collateralized letter of credit was issued in the favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather then a sale, and the land and building and related accounts continue to be recognized in the consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at December 31, 2008 are $5.8 million in 2009, $5.9 million in 2010, $6.1 million in 2011, $6.1 million in 2012, $6.3 million in 2013 and $21.3 million thereafter. The decrease in the future minimum lease payments and the lease financing obligation from the December 31, 2007 balance is due to the change in the Canadian dollar exchange rate during the year ended December 31, 2008.

11. COMMITMENTS AND CONTINGENCIES

        Leases.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2018. Future minimum payments under these non-cancelable operating leases as of December 31, 2008, are $25.7 million in 2009, $18.3 million in 2010, $11.9 million in 2011, $10.4 million in 2012, $7.7 million in 2013 and $19.2 million thereafter. Total lease expense was approximately $41.4 million, $32.6 million and $26.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Lease expense is recognized on a straight-line basis.

        Letters of Credit.    As of December 31, 2008 and 2007, we had outstanding letters of credit totaling approximately $99.7 million and $128.9 million, respectively, of which $99.7 million and $111.2 million reduced the availability under our revolving credit facility as of December 31, 2008 and 2007, respectively. These letters of credit, which typically have terms from one month to one year, primarily provide additional security for the payment of loans, payments to suppliers, and financial assurance to states for environmental closure, post-closure costs, and potential third party liability awards.

        Purchase Commitments.    We have long-term raw material purchase agreements with variable and fixed payments through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, of which we have capitalized $85.3 million and $99.8 million as of December 31, 2008 and 2007, respectively, in the accompanying consolidated balance sheets. We amortize these advances based on the physical delivery from the manufacturer to our plants. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are not in excess of market prices and are designed to assure a source of supply and are not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the raw materials under these purchase agreements and intend to take physical delivery over the contract term. Therefore, we account for them under the normal purchase provisions of SFAS No. 133 and its amendments. The aggregate amounts of the fixed and determinable portion of the required payments under the agreements are

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

$3.1 million for 2009. The aggregate amount of payments made under the agreements for purchases in 2008, 2007 and 2006 were $199.6 million, $207.9 million and $190.0 million, respectively.

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

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA has informed us that it has identified several "areas of concern," and has indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things, pay a $610,000 fine, which was paid in March 2008, and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        During the first quarter of 2007, we voluntarily disclosed possible noncompliance with environmental requirements, including hazardous waste management and disposal requirements, at our Pasadena facility to the Texas Commission on Environmental Quality ("TCEQ"). In the second quarter of 2008, we entered into an Agreed Order with TCEQ to resolve certain issues related to the voluntary disclosure. Under the Agreed Order, we paid a required fine of $23,608. We do not expect the cost of any penalties, injunctive relief, or other ordered actions to have a material effect on our financial position, results of operations, or cash flows.

        Royal Group was under investigation by the Royal Canadian Mounted Police ("RCMP") regarding its prior public disclosures, including financial and accounting matters. In October 2005, Royal Group advised the Ontario Securities Commission, the RCMP and the SEC of emails and documents authored by a former finance employee of Royal Group that relate to certain financial accounting and disclosure matters. Royal Group understands that the SEC made a referral to the U.S. Department of Justice, Criminal Division, in connection with those documents and in May 2008, Royal group was advised that it is no longer a target of the RCMP's investigation.

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

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally make claims for indemnification before November 12, 2009. Further, our agreement with CONDEA Vista provides that CONDEA Vista will be subject to the presumption that all later discovered on-site environmental contamination arose before closing, and is therefore CONDEA Vista's responsibility. This presumption may only be rebutted if CONDEA Vista can show that we caused the environmental contamination by a major, un-addressed release.

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore have recorded a $2.2 million accrual in non-current liabilities at December 31, 2008.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        In May 2008, our corporate management was informed that further efforts to remediate a spill of styrene reducer at our Royal Mouldings facility in Atkins, Virginia would be necessary. The spill was the result of a supply line rupture from an external holding tank. As a result of this spill, the facility entered into a voluntary remediation agreement with the Virginia Department of Environmental Quality ("VDEQ") in August 2003 and began implementing the terms of the voluntary agreement shortly

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

thereafter. In August 2007, the facility submitted a report on the progress of the remediation to the VDEQ. Subsequently, the VDEQ responded by indicating that continued remediation of the area impacted by the spill is required. While the additional remediation costs may exceed $100,000, we do not expect such costs will have a material effect on our financial position, results of operations or cash flows.

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

        At December 31, 2008 and 2007, our investment in joint ventures included in our chlorovinyl segment was $10.2 million and $14.3 million, respectively, which primarily represents 50 percent of the property, plant and equipment of the PHH production facility, and is included in other long-term assets.

        We own a 50 percent interest in several manufacturing joint ventures in the window and door profiles and outdoor building products segments. We sell raw materials to these joint ventures at market prices. Sales of materials to these joint ventures for fiscal year 2008 and 2007 were $20.5 and $23.4 million, respectively. Sales of materials to these joint ventures from October 3, 2006, the date of the Royal Group acquisition, to December 31, 2006 were approximately $6.5 million. As of December 31, 2008 and 2007, our investment in these manufacturing joint ventures was $5.9 million and $6.0 million, respectively.

        At December 31, 2008 and 2007, we had $1.6 million and $7.2 million, respectively, of liabilities due to these related parties included in accounts payable. At December 31, 2008 and 2007, we had $11.8 million and $8.4 million, respectively, of receivables due from these related parties included in accounts receivable. Our equity in earnings from our joint ventures was $3.1 million and $4.6 million for the years ended December 31, 2008 and 2007, respectively. Our equity in earnings (losses) from these joint ventures was not material for the year ended December 31, 2006.

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

14. STOCK-BASED COMPENSATION

        Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 7,000,000 shares of our common stock to employees and non-employee directors. As of December 31, 2008, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and stock options, which are described below.

        Stock Options.    Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. A summary of stock option activity under all plans during 2008 is as follows:

	Year ended December 31, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2008	2,464,027		$27.86
Granted	884,125		6.17
Exercised	—		—
Forfeited	(33,285)		9.59
Expired	(193,520)		34.83
Outstanding on December 31, 2008	3,121,347	6.1 years	$21.48	$—
Vested or expected to vest at December 31, 2008	3,100,440	6.1 years	$21.57	—
Exercisable on December 31, 2008	1,818,028	4.1 years	$28.50	$—
Shares available on December 31, 2008 for options that may be granted	1,504,462

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION (Continued)

        The weighted-average grant date fair value of options granted during 2008, 2007 and 2006 was $2.17, $6.98, and $10.21, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $0.1 million. No options were exercised in 2008 and 2007. The intrinsic value is calculated as the difference between the market value on exercise date and the exercise price of the shares. The following table summarizes information about stock options at December 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$1.66 to $5.01	118,000	$2.10	9.9 years	—	$—
$6.72 to $6.72	636,000	6.72	9.2 years	—	—
$7.27 to $20.43	1,059,027	18.12	6.1 years	612,288	18.69
$23.35 to $28.91	781,953	27.04	5.1 years	679,373	26.76
$29.31 to $53.38	526,367	42.15	3.0 years	526,367	42.15
Total $1.66 to $53.38	3,121,347	$21.48	6.1 years	1,818,028	$28.50

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

	Year Ended December 31,
	Stock option grants
	2008	2007
Assumptions
Risk-free interest rate	2.76%	4.66%
Expected life	6.0 years	5.8 years
Expected volatility	55%	40%
Expected dividend yield	4.21%	1.66%

        Compensation expense, net of tax, for 2008 and 2007 for our stock options was approximately $1.5 million and $3.3 million, respectively. Compensation expense, net of tax, for our stock options in 2006 totaled $4.4 million.

        Restricted and Deferred Stock.    During 2008, 2007 and 2006, we granted 273,986, 202,698 and 136,902 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. During 2008, 2007 and 2006, 10,484, 36,463 and 35,457 shares of restricted stock, respectively, were surrendered in satisfaction of required minimum tax

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION (Continued)

withholding obligations. A summary of restricted and deferred stock units and related changes therein is as follows:

	Year ended December 31, 2008
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2008	324,222		$25.92
Granted	273,986		6.72
Vested	(139,128)		30.31
Forfeited	(10,484)		9.13
Outstanding on December 31, 2008	448,596	0.9 years	13.22	480
Vested or expected to vest at December 31, 2008	441,098	0.9 years	13.41	447

        The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during 2008, 2007 and 2006 was $6.72, $19.09 and $28.70, respectively, which is based on the stock price as of the date of grant. The total intrinsic value of restricted and deferred stock units and restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $2.1 million and $3.1 million, respectively.

        Compensation expense, net of tax, for 2008, 2007 and 2006, from restricted stock units, restricted stock and deferred stock units was $1.6 million, $3.4 million and $3.6 million, respectively.

        Nonvested shares.    A summary of the status of the nonvested share activity under all plans is as follows:

	Year ended December 31, 2008
	Shares	Weighted Average Grant Date Fair Value
Nonvested on January 1, 2008	1,148,316	13.39
Granted	1,158,111	3.25
Vested	(339,804)	19.07
Forfeited and expired	(237,289)	30.15
Nonvested on December 31, 2008	1,729,334	6.10

        As of December 31, 2008, we had approximately $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of less than two years. The total fair value of shares vested during 2008, 2007 and 2006, was $6.5 million, $8.5 million and $8.1 million, respectively.

15. EMPLOYEE RETIREMENT PLANS

        We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately $7.4 million, $9.5 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. These plans are discussed below.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Most employees are covered by defined contribution plans under which we make contributions to individual employee accounts. We had expense related to these defined contribution plans of approximately $2.5 million, $4.6 million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Most of our U.S. employees are covered by a defined benefit cash balance pension plan. In addition, employees who worked at our now-closed manufacturing facility in Sarnia, Ontario are covered by a defined benefit pension plan for which the benefits are based on years of service and the employee's compensation. We sponsor a postretirement health care plan, which covers employees at our closed manufacturing facility in Sarnia, Ontario. We use a measurement date of December 31 for our pension and other postretirement plans.

        In September 2007, upon approval by the Compensation Committee of the Board of Directors, we announced to our U.S. employees that we were amending the qualified defined benefit plan (the "SERP") to freeze benefit accruals through December 31, 2007, and that effective January 1, 2008, the SERP would convert to a cash balance plan with future benefit accruals to be determined under a cash balance formula. Royal Mouldings Retirement Plan participants entered the SERP on December 31, 2007 (the "Plan Merger Date"). Each SERP vested participant was allocated their total pension benefit accrued through the Plan Merger Date. Benefits for the Royal Mouldings Retirement Plan were frozen at December 31, 2004, thus participants will be allocated their total pension benefit through that date. In addition, the plan was amended so that all other Royal Group U.S. employees were allowed to enter the SERP effective January 1, 2008.

        As a result of the amendment, we remeasured the SERP assets and liabilities as of September 30, 2007. The remeasurement was based on a 6.25 percent discount rate. The remeasurement resulted in an increase to our prepaid pension costs of approximately $14.0 million and an increase to accumulated other comprehensive income of $8.7 million net of deferred tax liability of $5.3 million.

        In December 2008, we announced that we would close our manufacturing facility in Sarnia, Ontario. As a result, we will wind up the defined benefit pension plan during 2009, and will terminate the postretirement health care plan, which covers employees who worked at this facility. Due to the wind up of the pension plan, special termination retirement benefits are available to certain employees who are covered by this plan. A special termination benefit charge of $2.0 million was recognized in the fourth quarter of fiscal 2008 for these additional benefits. In addition, curtailment gains were recognized in the fourth quarter of fiscal 2008 due to reductions in staff at this facility. As a result of the curtailment, a curtailment gain of $0.6 million related to the defined benefit pension plan, and a curtailment gain of $0.4 million related to the other postretirement plan was recorded in the fourth quarter of fiscal 2008.

        In February 2009, we notified our employees that we would freeze accrued benefits in our U.S. pension plan, effective as of March 31, 2009. No future benefits will accrue under this plan after March 31, 2009. As a result of the plan freeze, we expect to recognize a curtailment gain of approximately $4.3 million at the end of the first quarter of fiscal 2009 due to accelerated recognition of prior service credits.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	Pension Benefits
In thousands	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning of year	$117,569	$117,216
Service cost	5,136	4,276
Interest cost	7,427	7,202
Actuarial (gain) loss	(5,281)	(1,475)
Exchange rate gain (loss)	(1,662)	1,306
Gross benefits paid	(4,674)	(3,360)
Plan amendments	(36)	(7,515)
Special termination benefits	2,036	14
Curtailments	(1,849)	(95)

Benefit obligation, end of year	$118,666	$117,569

Accumulated benefit obligation, end of year	$118,388	$114,726

        The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2008 and 2007, respectively, and based on employee service and compensation prior to the applicable date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels.

        Plan Assets.    The reconciliation of the beginning and ending balances of the fair value of the plans' assets were as follows:

	Pension Benefits
In thousands	2008	2007
Change in Plan Assets
Fair value of plan assets, beginning of year	$140,856	$129,974
Actual return on plan assets	(36,591)	12,061
Exchange rate loss	(1,178)	1,092
Employer contribution	1,197	1,089
Gross benefits paid	(4,674)	(3,360)

Fair value of plan assets, end of year	$99,610	$140,856

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Funded Status.    The funded status of the plans, reconciled to the amounts reported on the balance sheets follows:

	Pension Benefits December 31,
In thousands	2008	2007
Funded status, end of year:
Fair value of plan assets	$99,610	$140,856
Benefit obligations	118,666	117,569

Funded status	(19,056)	23,287

Amount recognized, end of year	$(19,056)	$23,287

Amounts recognized in the balance sheets consist of:
Noncurrent asset	$—	$28,867
Current liability	(419)	(419)
Noncurrent liability	(18,637)	(5,161)

	$(19,056)	$23,287

Gross amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss	$40,608	$(1,817)
Prior service cost	(4,431)	(4,941)
Deferred curtailment loss (gain)	(1,200)	—

	$34,977	$(6,758)

        Accumulated Other Comprehensive Loss.    The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic benefit cost (pretax; in thousands):

	Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Pension and Other Postretirement Benefits December 31,
In thousands	2008	2007
End of year:
Curtailment effects	$(1,923)	$—
Current year actuarial (gain) loss	40,711	(3,121)
Amortization of actuarial gain	12	16
Current year prior service credit	(36)	(7,515)
Amortization of prior service credit (cost)	546	(179)
Amortization of transition asset (obligation)	—	(81)
Total recognized in other comprehensive loss	$39,310	$(10,880)
Total recognized in net periodic benefit cost and other comprehensive loss	$41,579	$(9,467)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        The estimated amounts that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit (cost) in 2009 are as follows:

In thousands	Pension and Other Postretirement Benefits
Actuarial loss	$2,778
Prior service credit	(517)
Deferred curtailment gain	(1,922)

Total	$339

        Net Periodic Cost.    The amount of net periodic benefit (cost) recognized includes the following components:

	Pension Benefit Year Ended December 31,
In thousands	2008	2007	2006
Components of periodic benefit cost:
Service cost	$5,136	$4,276	$3,798
Interest cost	7,427	7,202	5,689
Expected return on assets	(11,024)	(10,471)	(8,187)
Amortization of:
Transition obligation	—	81	214
Prior service cost	(546)	179	382
Actuarial (gain) loss	(12)	(16)	66
Special termination benefits	2,036	14
Curtailment gain	(649)	(95)	—
Settlement gain	—	—	(18)

Total net periodic benefit cost	$2,368	$1,170	$1,944

        Additional Information.    At December 31, 2008 and 2007 the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Accumulated Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,		Projected Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,
In thousands	2008	2007	2008	2007
End of year:
Projected benefit obligation	$118,666	$4,382	$118,666	$13,058
Accumulated benefit obligation	118,388	4,382	118,388	4,382
Fair value of plan assets	99,610	—	99,610	7,478

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Assumptions.    Our major assumptions used to determine benefit obligations for our pension plans are presented as weighted-averages:

	Pension Benefits
In thousands	2008	2007
Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	6.50%	6.18%
Rate of compensation increase	4.51%	3.79%

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.19%	5.99%	5.75%
Expected return on plan assets	7.94%	7.94%	8.23%
Rate of compensation increase	4.19%	4.15%	4.24%

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

        The asset allocations for our pension plans at the end of 2008 and 2007 and the target allocation for 2009, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2009	2008	2007
Equity Securities	50-95%	53.9%	65.6%
Debt Securities	10-30%	23.2%	16.9%
Real Estate	0-8%	2.9%	1.7%
Other	0-10%	20.1%	15.8%

	100%	100.0%	100.0%

        Equity securities do not include any of our common stock at the end of 2008 and 2007.

        Due to the transfer of the plan assets to our new trustee many of the plan assets were liquidated during the fourth quarter of 2007. Therefore, our cash balance (see the "Other" caption above) was much higher when compared with previous periods. We plan to reallocate assets to be more in line with the 2009 Target Allocation noted above.

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

        Employer contributions include direct benefits paid under all pension plans of $0.4 million, $0.4 million and $0.5 million from employer assets in 2008, 2007 and 2006, respectively. We also have another post-retirement benefit program for certain Canadian employees in which we had a benefit obligation of $0.4 million, $3.3 million and $2.7 million as of December 31, 2008, 2007 and 2006, respectively. Expenses related to our other post-retirement program were not material in 2008, 2007 and 2006.

        Expected Cash Flows.    We expect to make contributions of $0.9 million to our pension plans during 2009. Our expected contribution in the form of direct benefit payments for 2009 is approximately $0.4 million for all pension plans. Expected benefit payments for all pension plans are as follows:

In thousands	Pension Benefits
Expected benefit payments:
2009	$4,359
2010	5,128
2011	5,987
2012	6,909
2013	7,889
2014-2017	54,217

16. INCOME TAXES

        For the years ended December 31, 2008, 2007 and 2006, (loss) income from continuing operations before taxes consists of the following:

	Year Ended December 31,
In thousands	2008	2007	2006
U.S. operations	$(143,030)	$(11,115)	$119,276
Foreign operations	(134,592)	(200,048)	(35,977)

Total	$(277,622)	$(211,163)	$83,299

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        The provision for (benefit from) income taxes from continuing operations consists of the following:

	Year Ended December 31,
In thousands	2008	2007	2006
Current income taxes:
Federal	$8,871	$1,193	$34,477
State	973	235	4,088
Foreign	(626)	3,851	2,211

Total current	9,218	5,279	40,776

Deferred income taxes:
Federal	(25,828)	(361)	3,053
State	(2,332)	678	(662)
Foreign	(1,037)	38,404	(11,670)

Total deferred	(29,197)	38,721	(9,279)

Provision for (benefit from) income taxes	$(19,979)	$44,000	$31,497

        Income tax expense attributable to (loss) income before income taxes from continuing operations differs from the amounts computed by applying the U.S. statutory federal income tax rate to (loss) income before income taxes from continuing operations as follows:

	Year Ended December 31,
In thousands	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.4	—	2.6
Difference between U.S. and foreign tax rates	(2.4)	(2.6)	1.0
Extraterritorial income exclusion	—	—	(1.1)
Manufacturing deduction	(0.1)	(0.1)	(1.9)
Non-deductible compensation	—	(0.2)	0.6
Percentage depletion	0.2	0.3	(0.7)
Legislation changes impacting rate	(0.2)	(0.8)	—
Tax loss on disposition of subsidiary	—	—	(3.1)
Income tax contingencies	—	—	2.8
Change in valuation allowance	(18.3)	(24.6)	—
FIN 48 interest accruals	(0.5)	(4.3)	—
Non-deductible goodwill, other intangibles and other long-lived asset impairment	(7.6)	(21.3)	—
Other, net	0.7	(2.2)	2.6

Effective income tax rate	7.2%	(20.8)%	37.8%

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        Cash payments for income taxes during 2008, 2007 and 2006 were $27.9 million, $9.4 million and $65.2 million, respectively.

        Our net deferred tax liability consisted of the following major items:

	December 31,
In Thousands	2008	2007
Deferred tax assets:
Receivables	$2,762	$3,543
Inventories	5,667	3,928
Vacation accrual	19	1,706
Foreign currency loss	12,685	—
Net operating loss carryforwards	54,219	63,382
Employee compensation	9,651	8,899
Accrued liabilities	7,373	7,513
Tax credits	11,304	12,926
Spare parts inventories	872	1,420
Environmental	1,571	1,568
Other Financing	8,814	5,691
Pension	7,505	—
Federal benefit of state FIN 48 liability	2,414	3,369
Valuation allowance	(92,316)	(56,909)

Total deferred tax assets	32,540	57,036
Deferred tax liability:
Property, plant and equipment	(51,252)	(95,366)
Intangible assets	(19,004)	(34,755)
Pension	—	(5,996)
Foreign currency translation	(9,645)	(8,556)
Other	(275)	—
Foreign currency loss	—	(21,778)

Total deferred tax liability	(80,176)	(166,451)

Net deferred tax liability	$(47,636)	$(109,415)

        As of December 31, 2008, we had U.S. federal, state and foreign net operating loss ("NOL") carry forwards. Our foreign NOLs principally relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2008, and the years in which they will expire are as follows:

        (In thousands):

Jurisdiction	NOL amount	Year of expiration
U.S. federal	$69,671	2010-2024
U.S. state	117,485	2012-2028
Canada federal	104,725	2011-2028
Canada provincial	105,247	2010-2028

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        The U.S. federal and state NOL carryforwards as of December 31, 2008 principally relate to NOLs acquired in connection with the acquisition of Royal Group on October 3, 2006, and results from 2008 and 2007 operations. In connection with the Royal Group acquisition and 2008 operations, we recorded a valuation allowance of $5.2 million on certain U.S. state NOL carry forwards. In addition, in 2008 and 2007 we recorded a $55.5 million and a $52.1 million valuation allowance, respectively, on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies available to us in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets. Based on the weight of evidence, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. Our ability to reduce future taxable income through the utilization of the U.S. federal NOLs acquired is subject to the change in ownership restrictions under Internal Revenue Code Section 382. In February 2008, the Company experienced a change in control within the meaning of Internal Revenue Code section 382. We do not expect our U.S. federal and state NOLs to expire, notwithstanding the change in ownership restrictions, before we are able to use them.

        Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2008 will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of operations	$92,130
Additional paid-in capital	186

Total	$92,316

        As of December 31, 2008, we had U.S. federal, state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows (in thousands):

Jurisdiction	Tax credit amount	Year of expiration
U.S. federal tax credits	$1,655	2017
U.S. state tax credits	$4,786	2027
Foreign tax credits	$4,862	2009-2028

        The foreign investment tax credit includes approximately $4.2 million of foreign investment tax credits that were recorded as a result of our acquisition of Royal Group. The balance of the foreign investment tax credits was earned during the period from the acquisition date through December 31, 2008.

        Under APB Opinion No. 23, Accounting for Income Taxes—Special Areas, we are not permanently reinvested with respect to earnings of our foreign subsidiaries. Accordingly, we record a deferred tax liability with respect to the tax effect of repatriating the earnings of our foreign subsidiaries. As a result of losses with respect to our foreign jurisdictions, we did not record any additional deferred tax liability with respect to the losses of our foreign subsidiaries for the years ended on December 31, 2008 and 2007.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

Adoption of FIN 48, Accounting for Uncertainty in Income Taxes.

        Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

        As of December 31, 2008, our liability for unrecognized income tax benefits was approximately $54.5 million. Of this amount, approximately $22.2 million relates to accrued interest and penalties. If recognized, all of this amount would affect our effective tax rate. The implementation of FIN 48 resulted in an increase in the liability for unrecognized tax benefits of approximately $1.4 million, a decrease in retained earnings as of January 1, 2007 of approximately $2.2 million and an increase in goodwill of approximately $0.7 million. For the years ended December 31, 2008 and 2007, we recognized approximately $6.8 million and $9.8 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits decreased during the year ended December 31, 2008, primarily as the result of foreign currency translation adjustments, the settlement of the Quebec Trust matter and the lapsing of the statute of limitations on certain issues offset by the accrual of additional interest expense related to our liabilities for unrecognized income tax benefits. Prior to the adoption of FIN 48 we accounted for reserves for income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. During 2009, it is reasonably possible that uncertain tax positions in the U.S. will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is about $0.8 million.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million ("Quebec tax settlement"). We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million of a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

preacquisition tax contingency. Finally, we were able to obtain the release of a letter of credit in favor of the trustee for the Quebec Trust for C$44.0 million.

        The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States Federal	2005-2008
Canada	2004-2008
Various States	2001-2008

        A reconciliation of the liability for unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:

In thousands	2008	2007
Balance as of beginning of the year	$109,163	$87,789
Additions for current year tax positions	719	—
Additions for prior year tax positions (including interest & penalties of $6,756 and $9,830 for the year ended December 31, 2008 and 2007, respectively)	7,074	11,113
Reductions for prior year tax positions	(26,096)	(153)
Settlements	(23,581)	(1,184)
Reductions related to expirations of statute of limitations	(706)	(1,423)
Foreign currency translation	(12,079)	13,021

Balance as of the end of the year	$54,494	$109,163

        We are under examination by the Internal Revenue Service for the years ended December 31, 2006 and 2007. The results of the IRS examination cannot presently be determined. In addition, we have accrued a reserve for non-income tax contingencies of $7.4 million and $8.1 million at December 31, 2008 and 2007, respectively. The decrease in the reserve is related primarily to the changes in the Canadian dollar exchange rates offset by the accrued interest related to these matters. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserve is adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

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

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may or may not enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contract was a $0.2 million current asset at December 31, 2008. At December 31, 2007, we had a liability of $0.1 million.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate all our interest rate derivatives as cash flow hedges. At December 31, 2008 and 2007, we had interest rate swaps with notional amounts of $75 million and $300 million, respectively, designated as cash flow hedges of underlying floating rate debt obligations with estimated fair values as liabilities of $2.9 million and $4.1 million, respectively. At December 31, 2008, $2.9 million are current liabilities. At December 31, 2007, $1.9 million and $2.2 million were current and non-current liabilities, respectively. Our outstanding interest rate swap hedges at December 31, 2008 have expiration dates in November 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded to accumulated other comprehensive income ("AOCI") until the underlying interest payments are realized. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During 2008, 2007 and 2006, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

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

December 31, 2008 and 2007, we had no assets or liabilities related to forward contracts, options and cross-currency swaps to buy, sell, or exchange foreign currencies.

        Acquisition of Royal Group Canadian Dollar Hedge.    In connection with our Royal Group acquisition, we entered into forward contracts for $1.5 billion Canadian dollars to hedge the purchase price of the acquisition, which was in Canadian dollars. For the year ended December 31, 2006, we realized losses of $20.8 million related to these Canadian dollar forward contracts. Settlement of these Canadian dollar forward contracts took place during the three months ended December 31, 2006. At December 31, 2008 and 2007, we had no outstanding Canadian dollar forward contracts.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and interest rate swap contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The carrying amounts of our other financial instruments approximate the fair value due to the floating market interest rates to which the respective agreements are subject. The fair value of our senior secured credit facility is based on present rates for indebtedness with similar amounts, durations and credit risk. The fair values of our 7.125 percent senior notes, our 9.5 percent senior notes, our 10.75 percent senior subordinated notes, our interest rate swap contracts, and our natural gas swap contract are based on quoted market values.

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

        For further details concerning our derivative instruments, including gains and losses recognized in the current period, refer to Note 17 "Hedging Transactions and Derivative Financial Instruments."

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of the carrying values and estimated fair values of our senior secured credit facility, fixed-rate long-term debt, interest rate swaps and natural gas swaps as of December 31, 2008 and 2007:

	December 31,
	2008		2007
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
7.125% senior notes due 2013	$100,000	$30,000	$100,000	$73,500
9.5% senior notes due 2014	497,240	152,500	496,900	395,000
10.75% senior subordinated notes due 2016	197,407	48,000	197,207	135,000
Level 2
Long-term debt:
Revolving credit facility expires 2011	125,762	89,920	19,950	18,753
Term loan B due 2013	350,350	229,479	424,300	405,559
Derivative instruments:
Interest rate swap contracts	(2,850)	(2,850)	(4,144)	(4,144)
Natural gas swap contracts	179	179	(144)	(144)

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

        Identifiable assets consist of property, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables, data processing equipment and prepaid pension costs. The accounting polices of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Segments

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Unallocated and Other		Total
Year Ended December 31, 2008:
Net sales	$1,379,957	$618,837	$408,880	$508,803	$—		$2,916,477
Intersegment revenues	287,321	—	3,121	1,750	(292,192)		—

Total net sales	1,667,278	618,837	412,001	510,553	(292,192)		2,916,477
Goodwill, intangibles and other long-lived asset impairment charges	62,535	—	112,883	727	(187)		175,958
Restructuring costs	10,579	—	1,445	8,709	1,240		21,973
(Gains) losses on sale of assets	(1,689)	—	1,210	2,027	(28,830)		(27,282)
Operating income (loss)	60,205	(34,979)	(137,415)	(26,917)	(1,047	) (2)	(140,153)
Depreciation and amortization	73,413	5,701	42,707	14,212	7,685		143,718
Capital expenditures	39,516	485	15,587	6,957	—		62,545
Total assets	825,109	50,269	367,904	258,514	108,605		1,610,401
Year Ended December 31, 2007:
Net sales	$1,409,129	$666,923	$507,968	$573,250	$—		$3,157,270
Intersegment revenues	294,808	—	2,953	10,276	(308,037)		—

Total net sales	1,703,937	666,923	510,921	583,526	(308,037)		3,157,270
Goodwill, intangible and other long-lived asset impairments	55,481	—	61,912	41,567	—		158,960
Restructuring costs	306	—	2,315	1,038	—		3,659
(Gains) losses on sale of assets	37	—	571	370	326		1,304
Operating income (loss)	52,122	10,459	(54,477)	(50,864)	(40,926	) (1)	(83,686)
Loss from discontinued operations, net of a tax	—	—	—	—	(10,864)		(10,864)
Depreciation and amortization	72,021	6,987	45,941	18,396	6,865		150,210
Capital expenditures	59,449	46	15,922	8,253	—		83,670
Total assets	1,046,417	152,000	572,728	321,381	109,138		2,201,664
Year Ended December 31, 2006:
Net sales	$1,642,782	$559,116	$117,029	$108,916	$—		$2,427,843
Operating income (loss)	238,792	(17,230)	(5,946)	(17,186)	(42,309	) (1)	156,121
Loss from discontinued operations, net of a tax	—	—	—	—	(3,263)		(3,263)
Depreciation and amortization	57,630	7,083	11,222	4,479	4,605		85,019
Capital expenditures	70,315	2,545	13,772	1,631	2,507		90,770
Total assets	1,221,540	96,527	713,231	311,858	115,071		2,458,227

(1)
Includes shared services, administrative and legal expenses, along with the cost of our receivables securitization program.

(2)
Includes shared services, administrative and legal expenses, along with the cost of our receivables securitization program, plus gains recognized on the sale of land in Pasadena, Texas.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Geographic Areas

        Sales are attributable to geographic areas based on customer location and are as follows for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
In thousands	2008	2007	2006
Net sales:
United States	$2,164,611	$2,288,515	$2,081,671
Non-U.S.	751,866	868,755	346,172

Total	$2,916,477	$3,157,270	$2,427,843

        Export sales were approximately 26 percent, 28 percent and 16 percent of our sales for the years ended December 31, 2008, 2007 and 2006, respectively. Based on destination, the principal international markets we serve are Europe, Canada, and South and Central America. Net sales to Canada were 21 percent of total sales in 2008 and 2007. No net sales to any other country were greater than five percent of total net sales in 2008.

        Long-lived assets are attributable to geographic areas based on asset location. Long-lived assets by geographic area as of December 31, 2008 and 2007 are as follows.

	December 31,
In thousands	2008	2007
Long-lived assets:
United States	$522,062	$568,844
Non-U.S.	238,698	398,344

Total	$760,760	$967,188

        Net (liabilities) assets are attributable to geographic areas based on the location of the legal entity. Net (liabilities) assets by geographic locations are as follows:

	December 31,
In thousands	2008	2007
Net (liabilities) assets:
United States	$(43,206)	$169,090
Non-U.S.	(96,722)	27,711

Total	$(139,928)	$196,801

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

In thousands, Except Per Share Data*	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
2008
Net sales	$712,460	$849,843	$818,564	$535,609
Gross margin	29,073	72,076	62,061	35,856
Operating (loss) income	(44,769)	63,102	14,248	(172,736)
(Loss) income from continuing operations	(69,495)	27,941	(17,402)	(198,689)

Net (loss) income	(69,495)	27,941	(17,402)	(198,689)
Basic (loss) earnings per share:
(Loss) income from continuing operations	(2.02)	0.81	(0.50)	(5.76)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(2.02)	0.81	(0.50)	(5.76)
Diluted (loss) earnings per share
(Loss) income from continuing operations	(2.02)	0.80	(0.50)	(5.76)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(2.02)	0.80	(0.50)	(5.76)
Dividends per common share	0.08	0.08	0.08	—
2007
Net sales	$713,696	$851,865	$815,293	$776,416
Gross margin	50,139	91,402	100,484	63,819
Operating (loss) income	(7,977)	32,390	44,705	(152,802)
(Loss) income from continuing operations	(26,510)	(1,874)	(344)	(226,435)
(Loss) income from discontinued operations	(8,061)	(2,346)	433	(890)

Net (loss) income	(34,571)	(4,220)	89	(227,325)
Basic (loss) earnings per share:
(Loss) income from continuing operations	(0.77)	(0.05)	(0.01)	(6.59)
(Loss) income from discontinued operations	(0.24)	(0.07)	0.01	(0.03)
Net (loss) income	(1.01)	(0.12)	0.00	(6.62)
Diluted (loss) earnings per share
(Loss) income from continuing operations	(0.77)	(0.05)	(0.01)	(6.59)
(Loss) income from discontinued operations	(0.24)	(0.07)	0.01	(0.03)
Net (loss) income	(1.01)	(0.12)	0.00	(6.62)
Dividends per common share	0.08	0.08	0.08	0.08

*
Totaling quarterly data for 2008 and 2007 may differ from the annual audited consolidated income statements due to rounding.

(1)
The operating loss in the first quarter of 2008 includes the $6.1 million of severance, restructuring and other exit costs and $19.9 million of charges for asset write-downs, net, including $15.5 million related to the permanent closure of our Oklahoma City, Oklahoma PVC plant. In the first quarter of 2007 we recorded additional costs of sales of $2.0 million as a result of valuing Royal Group's inventory at fair value as of the date of acquisition in accordance with generally accepted accounting standards related to business combinations.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(2)
The operating income in the second quarter of 2008 includes $31.1 million from gains on sale of land and sale and leaseback of equipment.

(3)
Included in the operating loss in the fourth quarter of 2008 are a $157.3 million goodwill, intangibles and other long-lived asset impairment charge (see Notes 4 and 9) and $13.2 million restructuring charge (see Note 4). Included in the operating loss in the fourth quarter of 2007 are a $156.4 million goodwill, intangibles and other long-lived assets impairment charge (see Note 9) and included in net (loss) income is a deferred income tax valuation allowance charge of $52.1 million (see Note 16).

21. SUBSEQUENT EVENTS

        On February 13, 2009, we notified employees that we would freeze accrued benefits in the U.S. pension plan effective as of March 31, 2009. No future benefits will accrue under this plan after March 31, 2009. As a result of the plan freeze, the Company expects to recognize a curtailment gain of approximately $4.3 million in the first quarter of fiscal 2009 due to accelerated recognition of prior service credits.

        On March 16, 2009, we executed the fifth amendment to our Senior Secured Credit Facility to, among other things, increase our leverage ratio and to decrease our interest coverage ratio each quarter ended beginning March 31, 2009 and through December 31, 2009. These financial ratios become more restrictive effective March 31, 2010. The fifth amendment also establishes a trailing twelve-month minimum consolidated EBITDA threshold measured quarterly. In addition, the fifth amendment reduces our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable per annum interest rates increased by approximately 1.0% for both the LIBOR loans and the agent bank rate loans. Finally, the fifth amendment permits us to grant a second lien on substantially all of our assets, which provides us flexibility to improve our capital structure in the future.

        On March 17, 2009, we entered into a new asset securitization agreement pursuant to which we will sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivables on a revolving basis through a wholly owned subsidiary to a third party, (the "New Asset Securitization"). Under the New Asset Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. The New Asset Securitization agreement expires in March 2011.

22. SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 12 Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Royal Window Coverings (USA) LP, all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheet information, statements of operations information and statements of cash flows information present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

        Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

        The intercompany receivable and payable balances between the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries are reflected in accounts receivable and accounts payable line items and eliminated in the Eliminations column. Historically, we have reflected the aggregation of all the intercompany balances in both the Parent Company and the respective Guarantor Subsidiaries or Non-Guarantor Subsidiaries and then eliminated these gross amounts in the Elimination column of the respective supplemental consolidated balance sheets. Additionally, to reflect the intercompany receivable and payable balances between separate legal entities within the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, we have historically reflected such balances on a gross basis within such individual Guarantor Subsidiaries and Non-Guarantor Subsidiaries columns. While the legal right of offset between individual legal entities has always existed, effective January 1, 2008, we have changed our policy for presenting the intercompany receivable and payable balances to reflect our intent to offset such intercompany accounts between legal entities to better reflect the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a stand alone basis and on a basis more consistent with our overall consolidation policy. This change in policy included presenting intercompany receivable and payable balances within the individual Guarantor and Non-Guarantor Subsidiary columns on a consolidated net basis. These changes in policy were not made retroactively but would have impacted the prior year December 31, 2007 supplemental Guarantor Subsidiaries' balance sheet as follows: (i) approximately $190.0 million of intercompany accounts receivable and accounts payable balances in the Parent Company column would be eliminated to reduce both the receivables, net and accounts payable line items by the same amount; (ii) approximately $136.0 million of intercompany accounts receivable and accounts payable balances in the Guarantor Subsidiaries column for intercompany balances due primarily between separate legal entities within that column would be eliminated to reduce both the receivables and payables line items by the same amount; (iii) approximately $326.0 million, representing the sum of these adjustments, would have reduced the elimination amounts for receivables, net and accounts payable within the eliminations column. Giving effect to this policy change, effective January 1, 2008, intercompany balances between entities within the Guarantor Subsidiaries are eliminated within the Guarantor Subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$49,724	$40,251	$—	$89,975
Receivables, net	72,753	273,053	192,176	(420,695)	117,287
Inventories	—	143,845	96,354	—	240,199
Prepaid expenses	97	16,818	4,445	—	21,360
Income tax receivable	(984)	1,856	1,392	—	2,264
Deferred income taxes	1,078	21,427	—	—	22,505

Total current assets	72,944	506,723	334,618	(420,695)	493,590
Property, plant and equipment, net	226	521,837	238,697	—	760,760
Long-term receivables—affiliates	373,417	—	—	(373,417)	—
Goodwill	—	97,572	91,431	—	189,003
Intangibles, net	—	13,898	2,007	—	15,905
Other assets, net	39,968	95,997	14,678	—	150,643
Non-current assets held-for-sale	—	500	—	—	500
Investment in subsidiaries	961,703	139,570	—	(1,101,273)	—

Total assets	$1,448,258	$1,376,097	$681,431	$(1,895,385)	$1,610,401

Current portion of long-term debt	$56,790	$53	$—	$—	$56,843
Accounts payable	261,795	175,439	88,513	(420,695)	105,052
Interest payable	16,115	—	—	—	16,115
Income tax payable	—	1,988	1,488	—	3,476
Accrued compensation	159	4,052	5,679	—	9,890
Liability for unrecognized income tax benefits and other tax reserves	—	4,829	22,505	—	27,334
Other accrued liabilities	3,341	18,069	28,283	—	49,693

Total current liabilities	338,200	204,430	146,468	(420,695)	268,403
Long-term debt, less current portion	1,245,886	41	91,380	—	1,337,307
Long-term payables—affiliates	—	—	373,417	(373,417)	—
Liability for unrecognized income tax benefits	—	6,597	27,995	—	34,592
Deferred income taxes	(957)	70,509	589	—	70,141
Other non-current liabilities	5,057	31,491	3,338	—	39,886

Total liabilities	1,588,186	313,068	643,187	(794,112)	1,750,329

Stockholders' (deficit) equity	(139,928)	1,063,029	38,244	(1,101,273)	(139,928)

Total liabilities and stockholders' (deficit) equity	$1,448,258	$1,376,097	$681,431	$(1,895,385)	$1,610,401

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$8,315	$912	$—	$9,227
Receivables, net	190,236	269,477	251,768	(499,868)	211,613
Inventories	—	242,026	124,519	—	366,545
Prepaid expenses	98	12,506	7,395	—	19,999
Income tax receivable	—	15,837	—	—	15,837
Deferred income taxes	—	25,049	—	—	25,049

Total current assets	190,334	573,210	384,594	(499,868)	648,270
Property, plant and equipment, net	256	568,588	398,344	—	967,188
Long-term receivables—affiliates	485,140	—	—	(485,140)	—
Goodwill	—	185,115	97,167	—	282,282
Intangibles, net	—	37,731	38,058	—	75,789
Other assets, net	35,872	146,394	13,996	—	196,262
Non-current assets held-for-sale	—	9,076	22,797	—	31,873
Investment in subsidiaries	1,127,655	147,350	—	(1,275,005)	—

Total assets	$1,839,257	$1,667,464	$954,956	$(2,260,013)	$2,201,664

Current portion of long-term debt	$24,190	$19	$—	$—	$24,209
Accounts payable	312,619	383,024	36,702	(499,868)	232,477
Interest payable	17,752	—	—	—	17,752
Income tax payable	—	(106)	1,200	—	1,094
Accrued compensation	844	14,219	17,819	—	32,882
Liability for unrecognized income tax benefits and other tax reserves	—	7,558	71,873	—	79,431
Other accrued liabilities	2,402	24,843	32,435	—	59,680

Total current liabilities	357,807	429,557	160,029	(499,868)	447,525
Long-term debt, less current portion	1,245,169	128	112,502	—	1,357,799
Long-term payables—affiliates	—	—	485,140	(485,140)	—
Liability for unrecognized income tax benefits	—	6,315	31,559	—	37,874
Deferred income taxes	28,243	104,391	1,830	—	134,464
Other non-current liabilities	11,237	10,643	5,321	—	27,201

Total liabilities	1,642,456	551,034	796,381	(985,008)	2,004,863

Stockholders' equity	196,801	1,116,430	158,575	(1,275,005)	196,801

Total liabilities and stockholders' equity	$1,839,257	$1,667,464	$954,956	$(2,260,013)	$2,201,664

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$13,563	$2,423,523	$708,995	$(229,604)	$2,916,477
Operating costs and expenses:
Cost of sales	3	2,277,015	644,206	(203,815)	2,717,409
Selling, general and administrative expenses	22,989	82,739	88,633	(25,789)	168,572
Goodwill, intangibles and other long-lived asset impairment charges	—	128,561	47,397	—	175,958
Restructuring costs	982	2,850	18,141		21,973
(Gains) losses on sale of assets		(31,074)	3,792		(27,282)

Total operating costs and expenses	23,974	2,460,091	802,169	(229,604)	3,056,630

Operating (loss) income	(10,411)	(36,568)	(93,174)	—	(140,153)
Other income (expense) :
Interest expense, net	(129,541)	11,131	(14,795)	—	(133,205)
Foreign exchange gain (loss)	(432)	(19)	(3,813)	—	(4,264)
Equity in income of subsidiaries	(146,114)	(10,494)	—	156,608	—
Intercompany interest income (expense)	20,207	—	(20,207)	—	—

(Loss) income from continuing operations before income taxes	(266,291)	(35,950)	(131,989)	156,608	(277,622)
(Benefit) provision for income taxes	(8,648)	(7,978)	(3,353)	—	(19,979)

Net (loss) income	$(257,643)	$(27,972)	$(128,636)	$156,608	$(257,643)

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,041	$2,348,938	$879,415	$(83,124)	$3,157,270

Operating costs and expenses:
Cost of sales	—	2,152,425	751,475	(52,474)	2,851,426
Selling, general and administrative	28,322	100,214	127,721	(30,650)	225,607
Goodwill, intangibles and other long-lived asset impairment charges	—	20,020	138,940	—	158,960
Restructuring Costs	—	388	3,271	—	3,659
(Gains) losses on sale of assets	—	—	1,304	—	1,304

Total operating costs and expenses	28,322	2,273,047	1,022,711	(83,124)	3,240,956

Operating (loss) income	(16,281)	75,891	(143,296)	—	(83,686)
Other income (expense):
Interest expense, net	(123,298)	2,414	(12,879)	—	(133,763)
Foreign exchange loss	10,601	344	(4,659)	—	6,286
Equity in income of subsidiaries	(148,044)	(17,352)	—	165,396	—
(Loss) income before income taxes	(245,682)	61,297	(192,174)	165,396	(211,163)
Provision for income taxes	20,345	(15,135)	38,790	—	44,000

(Loss) income from continuing operations	(266,027)	76,432	(230,964)	165,396	(255,163)
Loss from discontinued operations, net of tax	—	(2,834)	(8,030)	—	(10,864)

Net (loss) income	$(266,027)	$73,598	$(238,944)	$165,396	$(266,027)

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,352	$2,271,553	$182,367	$(38,429)	$2,427,843

Operating costs and expenses:
Cost of sales	—	2,001,271	158,730	(7,430)	2,152,571
Selling, general and administrative	26,919	78,229	41,744	(27,741)	119,151

Total operating costs and expenses	26,919	2,079,500	200,474	(35,171)	2,271,722

Operating income (loss)	(14,567)	192,053	(18,107)	(3,258)	156,121
Other income (expense):
Interest expense, net	(29,333)	(12,183)	(9,763)	—	(51,279)
Foreign exchange loss	(21,543)	—	—	—	(21,543)
Equity in income of subsidiaries	89,239	(22,117)	—	(67,122)	—

Income (loss) before income taxes	23,796	157,753	(27,870)	(70,380)	83,299
Provision for income taxes	(24,743)	66,853	(9,368)	(1,245)	31,497

Income (loss) from continuing operations	48,539	90,900	(18,502)	(69,135)	51,802
Loss from discontinued operations, net of tax	—	(1,661)	(1,602)	—	(3,263)

Net (loss) income	$48,539	$89,239	$(20,104)	$(69,135)	$48,539

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36,649)	$37,155	$40,886	$—	$41,392

Cash from investing activities:
Proceeds from issuance recoveries related to property, plant and equipment	—	7,308	—	—	7,308
Capital expenditures	—	(49,958)	(12,587)	—	(62,545)
Proceeds from sale of property, plant and equipment and assets held for sale	—	48,456	31,350	—	79,806

Net cash provided by investing activities	—	5,806	18,763	—	24,569
Cash from financing activities:
Net change in revolving line of credit	105,813	—	1,905	—	107,718
Long-term debt payments	(73,951)	(53)	—	—	(74,004)
Intercompany financing	23,099	—	(23,099)	—	—
Return of internal capital	—	(1,499)	1,499	—	—
Purchase and retirement of common stock	(110)	—	—	—	(110)
Fees paid to amend or issue debt facilities	(9,823)	—	—	—	(9,823)
Dividends	(8,379)	—	—	—	(8,379)

Net cash provided by (used in) financing activities	36,649	(1,552)	(19,695)	—	15,402

Effect of exchange rate changes on cash	—	—	(615)	—	(615)

Net change in cash and cash equivalents	—	41,409	39,339	—	80,748
Cash and cash equivalents at beginning of year	—	8,315	912	—	9,227

Cash and cash equivalents at end of year	$—	$49,724	$40,251	$—	$89,975

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$51,735	$52,953	$23,472	$—	$128,159
Net cash (used in) provided by discontinued operations	—	—	398	—	398

Net cash provided by operating activities	51,735	52,953	23,870	—	128,557

Investing activities:
Capital expenditures	(112)	(65,814)	(17,744)	—	(83,670)
Proceeds from sale of property, plant and equipment	—	5,652	99,607	—	105,259
Distribution from affiliates in excess of earnings	27,322	4,177	—	(31,499)	—

Net cash provided by (used in) investing activities	27,210	(55,985)	81,863	(31,499)	21,589

Financing activities:
Net change in revolving line of credit	(5,950)	—	(1,291)	—	(7,241)
Long-term debt payments	(224,075)	(52)	(378)	—	(224,505)
Intercompany financing	165,916	—	(165,916)	—	—
Distribution to owner	—	—	(31,499)	31,499	—
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Fees paid to issue debt	(3,241)	—	—	—	(3,241)
Purchase and retirement of common stock	(685)	—	—	—	(685)
Dividends paid	(11,099)	—	—	—	(11,099)

Net cash provided by (used in) financing activities	(79,134)	(52)	(103,219)	31,499	(150,906)

Effect of exchange rate changes on cash and cash equivalents	189	—	157	—	346
Net change in cash and cash equivalents	—	(3,085)	2,671	—	(414)
Cash and cash equivalents at beginning of year	—	11,400	(1,759)	—	9,641

Cash and cash equivalents at end of year	$—	$8,315	$912	$—	$9,227

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2006

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by continuing operations	$22,108	$193,822	$16,207	$22,589	$254,726
Net cash (used in) provided by discontinued operations	—	8,141	(3,648)	(8,642)	(4,149)

Net cash provided by operating activities	22,108	201,963	12,559	13,947	250,577

Investing activities:
Capital expenditures	(28)	(82,709)	(8,033)	—	(90,770)
Acquisition of Royal Group and related payments, net of cash acquired	—	5,529	(1,098,156)	17,231	(1,075,396)
Settlement of foreign exchange contracts	(20,843)	—	—	—	(20,843)
Contributions and advances to affiliates	(957,816)	(67,418)	5,567	1,019,667	—
Proceeds from sale of property, plant and equipment	—	22,234	83,858	—	106,092

Net cash used in investing activities	(978,687)	(122,364)	(1,016,764)	1,036,898	(1,080,917)

Financing activities:
Net change in revolving line of credit	(123,400)	—	—	—	(123,400)
Intercompany financing	(366,485)	66,805	1,351,161	(1,051,481)	—
Long-term debt proceeds	1,493,543	—	—	—	1,493,543
Long-term debt payments	(2,249)	(149,300)	(345,825)	—	(497,374)
Fees paid for bridge financing	(2,325)	—	—	—	(2,325)
Fees paid to issue debt	(35,103)	—	(2,917)	—	(38,020)
Proceeds from issuance of common stock	3,194	—	—	—	3,194
Tax benefits from employee share-based exercises	1,432	—	—	—	1,432
Purchase and retirement of common stock	(1,032)	—	—	—	(1,032)
Dividends paid	(10,996)	—	—	—	(10,996)

Net cash provided by (used in) provided by financing activities	956,579	(82,495)	1,002,419	(1,051,481)	825,022

Effect of exchange rate changes on cash and cash equivalents	—	—	25	636	661
Net change in cash and cash equivalents	—	(2,896)	(1,761)	—	(4,657)
Cash and cash equivalents at beginning of year	—	14,296	2	—	14,298

Cash and cash equivalents at end of year	$—	$11,400	$(1,759)	$—	$9,641

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of December 31, 2008.

        Changes in Internal Control.    There have been no changes to our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company's management concluded that, as of December 31, 2008, the company's internal control over financial reporting was effective based on those criteria.

        Deloitte & Touche LLP, the company's independent registered public accounting firm, which also audited the company's consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the company's internal control over financial reporting, which is included below.

/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer and Treasurer

March 17, 2009

Report of Independent Registered Public Accounting Firm on
Internal Controls Over Financial Reporting

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

        We have audited the internal control over financial reporting of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and affected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 17, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes an Interpretation of FASB Statement No. 109, effective January 1, 2007.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 17, 2009

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        The information set forth under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 19, 2009, is hereby incorporated by reference in response to this item.

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

        In addition, our Corporate Governance Guidelines and the charters for our audit committee, compensation committee and nominating and governance committee are available on our website at http://www.ggc.com under Investor Relations and are available in print to any stockholder who requests them from the Corporate Secretary of Georgia Gulf Corporation, 115 Perimeter Center Place, Suite 460, Atlanta, GA 30346.

        The following is additional information regarding our executive officers who are not directors, as of March 17, 2009:

        Joel I. Beerman, 58, has served as Vice President, General Counsel and Secretary since February 1994.

        Mark E. Buckis, 44, has served as Vice President and Corporate Controller since December 2007 and prior thereto served as Corporate Controller since August 2003. He has also served as interim Chief Financial Officer from June 2007 to February 2008.

        William H. Doherty, 54, has served as Vice President, PVC Compounds since December 2008. He was Vice President, Custom Products from October 2006 to December 2008. Before then, Mr. Doherty served as Vice President, Vinyl Compounds Group since December 1999 and as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

        Mark J. Orcutt, 53, has served as Executive Vice President, Building Products since December 2008. Before then, he was employed by PPG Industries, Inc., most recently as Vice President Performance Glazing since 2003.

        Mark J. Seal, 57, has served as Vice President, Aromatics and Additives since December 2008. He was Vice President, Outdoor Building Products from October 2006 to December 2008. Before then, Mr. Seal had served as Vice President, Chemicals Group since May 2005 and as Vice President, Polymer Group since August 1993.

        C. Douglas Shannon, 57, has served as Vice President, Procurement since May 2005 and served as Vice President, Chemicals Group from December 1999 until May 2005. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999.

        Gregory C. Thompson, 53, has served as Chief Financial Officer and Treasurer since February 2008. Before then, he served as Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer, since 2002.

        James L. Worrell, 54, has served as Vice President, Human Resources, since September 2006. Before then, Mr. Worrell served as the Director of Human Resources since 1993, prior to which he was a Manager of Human Resources since our inception.

        Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11.    EXECUTIVE COMPENSATION.

        The information set forth under the captions "Election of Directors—Compensation of Directors," and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2009, is hereby incorporated by reference in response to this item.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Security Ownership of Principal Stockholders and Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2009, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,121,347	$21.48	1,504,462
Equity compensation plans not approved by security holders	—	—	—

Total	3,121,347	$21.48	1,504,462

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        We have not had any related party transactions required to be reported under this item for the calendar year 2008, or for the period from January 1, 2009 to the date of this report. The information set forth under the caption "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2009 is herby incorporated by reference in response to this item.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information contained in the section entitled "Appointment of Independent Registered Public Accounting Firm" in our proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2009, is incorporated herein by reference in response to this item.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as a part of this Form 10-K:

  (1)
  Consolidated Balance Sheets as of December 31, 2008 and 2007

      Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

      Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

      Notes to Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

    (2)
    Financial Statement Schedules:

      The following consolidated financial statement schedule is for the years ended December 31, 2008, 2007 and 2006:

      Schedule II—Valuation and Qualifying Accounts

      Schedules other than the one listed above are omitted because they are not required and are not applicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

    (3)
    Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

  (b)
  The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description
*10.1	Description of the 2009 Annual Incentive Plan.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31	Rule 13a-14(a) / 15d-14(a) Certifications.
32	Section 1350 Certifications.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed October 1, 2008.

Exhibit No.	Description
10.1	Fourth Supplemental Indenture, dated September 29, 2008 to the Indenture among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee dated December 3, 2003, as amended.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q for the quarter ended September 30, 2008 filed November 6, 2008.

Exhibit No.	Description
10.1	Fourth Amendment to Credit Agreement and Waiver, dated September 11, 2008, among Georgia Gulf Corporation and Royal Group, Inc., as Borrowers, certain subsidiaries of Georgia Gulf Corporation from time to time party thereto, as Guarantors, bank of America, National Association, as Domestic Administrative Agent and the other lenders party thereto.
10.3	Consent and Agreement in connection with amended and restated receivables purchase agreement, dated as of September 10, 2008.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-Q for the quarter ended June 30, 2008, filed August 8, 2008.

Exhibit No.	Description
3(i)	Certificate of Incorporation.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed May 8, 2008.

Exhibit No.	Description
*10.1	Compensatory arrangements with Gregory C. Thompson.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-K for the year ended December 31, 2007.

Exhibit No.	Description
*10.1	Description of the 2008 Management Incentive Bonus Plan.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed February 19, 2008.

Exhibit No.	Description
10.1	Agreement, dated as of February 15, 2008, between Georgia Gulf Corporation and Sun Capital Securities Fund, LP.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-Q for the quarter ended September 30, 2007, filed November 9, 2007.

Exhibit No.	Description
10	Job Termination Benefits Agreement and General Release, dated July 31, 2007, by and between James Matthews and Georgia Gulf Corporation.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed May 16, 2007.

Exhibit No.	Description
10.1	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K filed May 14, 2007.

Exhibit No.	Description
10.1	Third Amendment to Credit Agreement and Waiver, dated May 10, 2007, among Georgia Gulf Corporation, a Delaware corporation, Royal Group, Inc. (formerly known as Royal Group Technologies Limited), the Guarantors, the Lenders party thereto, Bank of America, National Association, as Domestic Administrative Agent and Bank of America, National Association acting through its Canada branch, as Canadian Administrative Agent.

        The following exhibit is incorporated by reference to Appendix A to Georgia Gulf's proxy statement filed April 18, 2007.

Exhibit No.	Description
10.1	Georgia Gulf Corporation Second Amended and Restated 2002 Equity and Performance Incentive Plan.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-K for the year ended December 31, 2006, filed April 2, 2007.

Exhibit No.	Description
10.1	Description of the 2007 Management Incentive Bonus Plan.
10.2	Description of the Georgia Gulf Corporation Deferred Compensation Plan.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated October 6, 2006:

Exhibit No.	Description
4.1	Indenture, dated as of October 3, 2006, among Georgia Gulf Corporation, each of the Guarantors party thereto, and LaSalle Bank National Association, as Trustee, relating to the 9.5% Senior Notes due 2014.
4.2	Indenture, dated as of October 3, 2006, among Georgia Gulf Corporation, each of the Guarantors party thereto, and LaSalle Bank National Association, as Trustee, relating to the 10.75% Senior Notes due 2016.
4.3	Credit Agreement, dated as of October 3, 2006, among Georgia Gulf Corporation and Royal Group Technologies Limited, as Borrowers, certain subsidiaries of Georgia Gulf Corporation from time to time party thereto, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent, Domestic Collateral Agent and Domestic L/C Issuer, Bank of America, National Association, acting through its Canada branch as Canadian Administrative Agent, Canadian Collateral Agent and Canadian L/C Issuer, and The Bank of Nova Scotia, as Canadian Swing Line Lender, Merrill Lynch Capital Corporation and Lehman Commercial Paper Inc., as Co-Syndication Agents, and Wachovia Bank, National Association, as Co-Documentation Agent, and the other lenders party thereto, Banc of America Securities LLC, and J.P. Morgan Securities Inc., as Joint Lead Arrangers, and Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as Joint Book Runners.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated September 21, 2006:

Exhibit No.
10.1	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 18, 2006, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and the Bank of Tokyo-Mitsubishi Ltd., New York Branch, as Victory Purchaser Agent.
10.2	Third Amendment to Receivables Sale Agreement, dated as of September 18, 2006, among Georgia Gulf Corporation, as a Seller, Georgia Gulf Chemicals & Vinyls, LLC, as a Seller, Georgia Gulf Lake Charles, LLC, as a Seller, and GGRC Corp.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated March 23, 2006:

Exhibit No.	Description
*10.1	Form of 2006 Restricted Shares Units Agreement.
*10.2	Form of 2006 Nonqualified Stock Option Agreement.
*10.3	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 10-K for the year ended December 31, 2005, filed March 1, 2006:

Exhibit No.	Description
*10	Description of the 2006 Management Incentive Bonus Plan.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K dated October 4, 2005:

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Receivables Purchase Agreement, dated September 30, 2005, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and the Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K dated May 23, 2005:

Exhibit No.	Description
99.1	Amended and Restated Bylaws.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K dated November 30, 2004:

Exhibit No.	Description
10.2	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, by and among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Blue Ridge Purchaser Agent and Administrative Agent, and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 8-K dated November 18, 2004:

Exhibit No.	Description
10.1	Amended and Restated Receivables Purchase Agreement, dated as of November 23, 2004, among GGRC Corp., as Seller, Georgia Gulf Corporation and Georgia Gulf Chemicals and Vinyls, LLC, as Initial Servicers, Blue Ridge Asset Funding Corporation, as a Purchaser, Victory Receivables Corporation, as a Purchaser, Wachovia Bank, National Association, as Administrative Agent and Blue Ridge Purchaser Agent, and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as Victory Purchaser Agent.
10.2	First Amendment to Receivables Sale Agreement, dated as of November 12, 2004, by and among Georgia Gulf Corporation, as a Seller, Georgia Gulf Chemicals and Vinyls, LLC, as a Seller, Georgia Gulf Lake Charles, LLC, as a Seller, GGRC Corp. and Wachovia Bank, National Association, as Administrative Agent.

        The following exhibits are incorporated by reference to Georgia Gulf's Form 10-Q for the quarter ended September 30, 2004, filed November 1, 2004:

Exhibit No.	Description
*10.1	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy.
*10.2	Form of Executive Nonqualified Stock Option Agreement.
*10.3	Form of Non-Employee Director Nonqualified Stock Option Agreement.
*10.4	Form of Executive Restricted Shares Agreement.
*10.5	Form of Deferred Shares Agreement.

        The following exhibit is incorporated by reference to Appendix C to Georgia Gulf's proxy statement filed April 13, 2004:

Exhibit No.	Description
*10.2	Georgia Gulf Corporation Senior Executive Bonus Plan.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-K Report dated December 3, 2003:

Exhibit No.	Description
99.3	Indenture, dated as of December 3, 2003, among Georgia Gulf Corporation and its subsidiary guarantors and SunTrust Bank, as Trustee, for the issuance of 7.125 percent senior notes due 2013.

        The following exhibit is incorporated by reference to Georgia Gulf's Form 8-A amendment filed December 13, 2000:

Exhibit No.	Description
4.1	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf and EquiServe Trust Company, N.A.

        The following exhibit is incorporated herein by reference to Georgia Gulf's Form S-8 (File No. 33-59433) filed July 20, 1998:

Exhibit No.	Description
*4	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan.

        The following exhibit is incorporated herein by reference to Georgia Gulf's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986:

Exhibit No.	Description
10(v)	Salt Contract.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: March 17, 2009	By:	/s/ PAUL D. CARRICO
Paul D. Carrico,
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL D. CARRICO Paul D. Carrico	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2009
/s/ GREGORY C. THOMPSON Gregory C. Thompson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2009
/s/ CHARLES L. HENRY Charles L. Henry	Director	March 17, 2009
/s/ DENNIS M. CHORBA Dennis M. Chorba	Director	March 17, 2009
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	March 17, 2009
/s/ JERRY R. SATRUM Jerry R. Satrum	Director	March 17, 2009
/s/ YOSHI KAWASHIMA Yoshi Kawashima	Director	March 17, 2009
/s/ WAYNE C. SALES Wayne C. Sale	Director	March 17, 2009
/s/ CLARENCE E. TERRY Clarence E. Terry	Director	March 17, 2009

GEORGIA GULF CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at beginning of period	Charged to costs and expenses, net of recoveries	Charged to other accounts		Deductions (1)	Balance at end of period
2006
Allowance for doubtful accounts	$2,457	$327	$14,241	(2)	$(878)	$16,147
2007
Allowance for doubtful accounts	$16,147	$6,968	$1,511	(3)	$(11,811)	$12,815
2008
Allowance for doubtful accounts	$12,815	$9,999	$(1,088	) (3)	$(9,419)	$12,307

NOTES:

(1)
Accounts receivable balances written off during the period, net of recoveries.

(2)
Represents the incremental allowance for doubtful accounts receivable for acquisition of Royal Group as of December 31, 2006.

(3)
Represents the foreign currency translation due to the change in the Canadian dollar to U.S. dollar exchange rate during the period.