Form 10-Q
period 2009-03-31
GEORGIA GULF CORP /DE/
filed 2009-05-15
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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
(770) 395-4500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2009
Common Stock, $0.01 par value	34,628,589

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009
INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$64,971	$89,975
Receivables, net of allowance for doubtful accounts of $14,155 in 2009 and $12,307 in 2008	141,686	117,287
Inventories	216,465	240,199
Prepaid expenses	31,820	21,360
Income tax receivables	4,228	2,264
Deferred income taxes	22,100	22,505

Total current assets	481,270	493,590
Property, plant and equipment, net	738,468	760,760
Goodwill	186,110	189,003
Intangible assets, net of accumulated amortization of $10,241 in 2009 and $9,988 in 2008	15,590	15,905
Other assets, net	141,039	150,643
Non-current assets held for sale	1,625	500

Total assets	$1,564,102	$1,610,401

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current portion of long-term debt	$1,192,072	$56,843
Accounts payable	92,575	105,052
Interest payable	35,137	16,115
Income taxes payable	3,206	3,476
Accrued compensation	11,818	9,890
Liability for unrecognized income tax benefits and other tax reserves	27,189	27,334
Other accrued liabilities	49,585	49,693

Total current liabilities	1,411,582	268,403
Long-term debt	103,577	1,337,307
Liability for unrecognized income tax benefits	34,096	34,592
Deferred income taxes	76,256	70,141
Other non-current liabilities	35,986	39,886

Total liabilities	1,661,497	1,750,329

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 75,000,000 shares authorized; shares issued and outstanding: 34,628,589 in 2009 and 34,481,827 in 2008	346	345
Additional paid-in capital	105,303	105,484
Accumulated deficit	(170,218)	(218,502)
Accumulated other comprehensive loss, net of tax	(32,826)	(27,255)

Total stockholders' deficit	(97,395)	(139,928)

Total liabilities and stockholders' deficit	$1,564,102	$1,610,401

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008
Net sales	$407,331	$712,460
Operating costs and expenses:
Cost of sales	392,322	683,387
Selling, general and administrative expenses	32,676	47,757
Long-lived asset impairment charges	—	15,987
Restructuring costs	8,037	6,141
Loss on sale of assets, net	—	3,957

Total operating costs and expenses	433,035	757,229

Operating loss	(25,704)	(44,769)
Gain on substantial modification of debt	121,033	—
Interest expense, net	(35,172)	(32,640)
Foreign exchange gain (loss)	22	(168)

Income (loss) before income taxes	60,179	(77,577)
Provision (benefit) for income taxes	11,894	(8,082)

Net income (loss)	$48,285	$(69,495)

Earnings (loss) per share:
Basic	$1.39	$(2.08)
Diluted	$1.39	$(2.08)
Weighted average common shares:
Basic	34,627	34,401
Diluted	34,627	34,401

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$48,285	$(69,495)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,344	38,802
Gain on substantial modification of debt	(121,033)	—
Foreign exchange loss	1,924	—
Deferred income taxes	10,680	(2,518)
Tax deficiency related to stock plans	(1,032)	(830)
Stock based compensation	878	1,462
Long-lived asset impairment charges and loss on sale of assets	—	19,323
Payment of Quebec trust tax settlement	—	(20,073)
Other non-cash items	(636)	(241)
Change in operating assets, liabilities and other	(8,062)	2,511

Net cash used in operating activities	(37,652)	(31,059)

Cash flows from investing activities:
Capital expenditures	(12,525)	(17,172)
Proceeds from sale of property, plant and equipment, and assets held-for sale	421	12,285
Proceeds from insurance recoveries related to property, plant and equipment	1,958	—
Deposit on sale of real estate	—	12,583

Net cash (used in) provided by investing activities	(10,146)	7,696

Cash flows from financing activities:
Net change in revolving line of credit	46,967	30,050
Repayment of long-term debt	(908)	(1,091)
Purchases and retirement of common stock	(25)	(110)
Fees paid to amend debt	(22,372)	—
Dividends paid	—	(2,795)

Net cash provided by financing activities	23,662	26,054
Effect of exchange rate changes on cash and cash equivalents	(868)	180

Net change in cash and cash equivalents	(25,004)	2,871
Cash and cash equivalents at beginning of period	89,975	9,227

Cash and cash equivalents at end of period	$64,971	$12,098

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material changes in the significant accounting policies followed by us during the period ended March 31, 2009.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement also affects other accounting pronouncements that require or permit fair value measurements. In 2008, the FASB Staff Position ("FSP") SFAS 157-1 was issued removing leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157. Also, FSP SFAS 157-2, Effective Date of FASB Statement No. 157, was issued, deferring the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The effective date for all other fair value measurements is for fiscal years beginning January 1, 2008. Our adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. If a reporting entity elects to adopt early either FSP SFAS 115-2 and SFAS 124-2 or FSP SFAS 107-1 and Accounting Principles Bulletin ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt this FSP early. Additionally, if the reporting entity elects to adopt early this FSP, FSP SFAS 115-2 and SFAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the impact of these FSPs on our financial position and results of operations, as well as our financial disclosures.

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

        The FASB recently completed the second phase of the multiphase project to reconsider the accounting for business combinations. The first phase resulted in the issuing of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles. In connection with the second phase the FASB has issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—An Amendment of ARB No. 51. These statements will require more assets and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value in each subsequent period; an acquirer in preacquisition periods to expense all acquisition-related costs; and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Additionally, SFAS No. 141(R) will require, subsequent to the acquisition period, changes in the valuation allowances for deferred taxes and liabilities for unrecognized tax benefits related to an acquisition to be recognized as a part of income tax expense. On April 1, 2009, the FASB issued FSP SFAS 141(R)-1 to address concerns about the application of SFAS No. 141(R) to assets and liabilities arising from contingencies in a business combination. The statement will require an acquirer in an acquisition to recognize at fair value an "asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined using the measurement period. If the acquisition date cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5 of FASB Interpretation 14 to determine whether a contingency should be recognized as of or after the acquisition date. All statements are effective for fiscal years beginning on or after December 15, 2008. The adoption of these statements on January 1, 2009 did not have a material impact on our consolidated financial statements.

        On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under the FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Information regarding the impact of adoption of this statement on January 1, 2009 is included in Note 11, "Hedging Transactions and Derivative Financial Instruments."

        On April 25, 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles ("GAAP"). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this statement on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

        On June 16, 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method of SFAS No. 128, Earnings Per Share. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the awards. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The disclosures required by this FSP relate to our earnings per share calculation and are included in Note 12 "Earnings Per Share."

        In June 2008, the EITF reached a consensus on EITF Issue No. 08-3 Accounting by Lessees for Maintenance Deposits Under Lease Arrangements. EITF Issue No. 08-3 resolves that all nonrefundable maintenance deposits that are contractually and substantively related to maintenance of the leased asset are accounted for as deposit assets. The lessee's deposit asset is expensed or capitalized as part of a fixed asset (depending on the lessee's maintenance accounting policy) when the underlying maintenance is performed. When the lessee determines that it is less than probable that an amount on deposit will be returned to the lessee (and thus no longer meets the definition of an asset), the lessee must recognize an additional expense for that amount. EITF Issue No. 08-3 is effective for fiscal years beginning after December 15, 2008 and must be applied by recognizing the cumulative effect of the change in accounting principle in the opening balance of retained earnings as of the beginning of the fiscal year in which this EITF issue is initially applied. The adoption of this statement on January 1, 2009 did not have a material impact on our consolidated financial statements.

        On September 24, 2008, the EITF reached a consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which requires an entity to account for equity method investments by calculating the difference between the cost of an equity method investment and the underlying equity in the net assets of that investee as if the investee were a consolidated subsidiary. The initial carrying value of an equity method investment should be determined by applying a cost accumulation model and for subsequent measurements, share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment. Additionally, an entity should use an other-than-temporary impairment model when testing equity method investments for impairment. EITF Issue No. 08-6 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement on January 1, 2009 did not have a material impact on our consolidated financial statements.

        On December 11, 2008, the FASB issued FSP SFAS No. 140-4, which requires public companies to provide disclosures similar to those proposed in the pending amendments to SFAS No. 140. FSP No. 140-4 requires additional disclosures about transfers of financial assets in order to improve transparency in the current market environment. These additional disclosure requirements primarily focus on the transferor's continuing involvement with transferred financial assets and the related risks retained. The transferor must disclose (1) whether it provided financial or other support to the transferee that it was not previously contractually required to provide, including the primary reasons for providing the support, and (2) details of any arrangements that could require any future financial support. Future financial support is defined as financial support that may result from explicit written arrangements, communications between the transferor and transferee or its beneficial interest holders, and unwritten arrangements customary in similar transfers. FSP No. 140-4 is effective for the first reporting period that ends after December 15, 2008 and calendar year-end companies must provide the required disclosures in their December 31, 2008 annual filings and in all subsequent annual and quarterly financial statements. The disclosures required by FSP No. 140-4 relate to our accounts receivable securitization program and are included in Note 5 "Accounts Receivable Securitization."

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employer's Disclosure about Postretirement Benefit Plan Assets," which amends Statement 132(R) to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial statements. These new disclosures will be required for us for the year ending December 31, 2009.

        In April 2009, the FASB posted FSP SFAS 107-1 and APB 28, "Interim Disclosures About Fair Value of Financial Instruments." The FSP states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. Fair value information disclosed in the notes shall be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also shall disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. These new disclosures will be required for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances.

3.     DIVESTITURES

        In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions and was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008 and is included in loss of sale of assets, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008. As a result of the contingency, the proceeds from the transaction were recorded as a deposit in the three months ended March 31, 2008.

        In March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million, which is included in restructuring costs on the condensed consolidated statement of operations for the three months ended March 31, 2008. In addition, we sold the land and building from our Winnipeg, Manitoba Window and Door Profiles business for $4.5 million resulting in a nominal gain.

        There were no significant divestitures in the three months ended March 31, 2009.

4.     RESTRUCTURING ACTIVITIES

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma 500 million pound polyvinyl chloride ("PVC" or "vinyl resin") plant, the "Oklahoma City Restructuring Plan." The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment in accordance with SFAS No. 144, resulting in a $15.5 million impairment charge and incurred additional termination benefits and closing costs of $2.0 million that were expensed as incurred, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. No significant costs related to this plan was incurred in the three months ended March 31, 2009, and we do not expect there to be any future costs associated with the Oklahoma City Restructuring Plan.

        In the fourth quarter of 2008, we initiated a restructuring plan the "Fourth Quarter 2008 Restructuring Plan" that includes the permanent shut down of our 450 million pound PVC manufacturing facility, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits; operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with SFAS No. 146 and related accounting standards. We expect to pay these termination benefits and other qualified restructuring activity costs through September 2009. Any costs incurred associated with the Fourth Quarter 2008 Restructuring Plan that will benefit future periods, such as relocation costs, will be expensed in the periods incurred. The expenses associated with the Fourth Quarter 2008 Restructuring Plan charged for the three months ended March 31, 2009 for severance and exit costs totaled $5.6 million and restructuring costs are included in restructuring costs on the condensed consolidated statement of operations. A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008 Restructuring Plan, by reportable segment for the three months ended March 31, 2009 is as follows:

(In thousand)	Balance at December 31, 2008	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at March 31, 2009
Chlorovinyls
Involuntary termination benefits	$3,246	$116	$(1,345)	$(88)	$1,929
Exit costs	4,185	1,921	(2,099)	(132)	3,875
Other	1,184	—	—	—	1,184
Window and door profiles and mouldings products
Involuntary termination benefits	1,472	1,201	(472)	63	2,264
Exit costs	1	—	—	—	1
Other	1,459	—	—	—	1,459
Outdoor building products
Involuntary termination benefits	1,806	531	(903)	(182)	1,252
Exit costs	1,779	1,769	—	(145)	3,403
Other	508	—	—	—	508
Unallocated corporate
Involuntary termination benefits	—	32	—	—	32
Exit costs	—	—	—	—	—
Other	—	—	—	—	—

Total	$15,640	$5,570	$(4,819)	$(484)	$15,907

        In the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to restructure our businesses and improve and sustain profitability for the long-term. For the three months ended March 31, 2009, we incurred $2.5 million related to fees paid to these consultants to advise us on the restructuring strategies noted above which are included in restructuring costs in the condensed consolidated statement of operations.

5.     ACCOUNTS RECEIVABLE SECURITIZATION

        We had an agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties (the "Securitization"). This wholly owned subsidiary was funded through advances on sold trade receivables and collections of these trade receivables and its activities were exclusively related to the Securitization. As collections reduced accounts receivable included in the pool, we sold ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At December 31, 2008 the unpaid balance of accounts receivable in the defined pool was approximately $158.2 million and balance of receivables sold was $111.0 million.

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivable on a revolving basis through a wholly owned subsidiary to a third party (the "New Securitization"). This wholly owned subsidiary is funded through advances on sold trade receivables and collections of these trade receivables and its activities are exclusively related to the New Securitization. Under the New Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As collections reduce accounts receivable included in the pool, we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million, as permitted by the New Securitization. While the New Securitization adds the ability to sell an undivided percentage ownership in a certain defined pool of Canadian trade accounts receivable, we are in the process of establishing the administrative procedures and at March 31, 2009 had not commenced the sale of Canadian trade accounts receivable. The New Securitization agreement expires on March 13, 2011. At March 31, 2009, the unpaid balance of accounts receivable in the defined pool was approximately $143.3 million and the balance of receivables sold was $81.4 million.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants (as discussed in Note 9), set forth in the related agreements. As of March 31, 2009, we were in compliance with all such covenants (see Note 9 regarding continued compliance with the senior secured credit facility covenants as such compliance will impact the continued availability of the New Securitization). If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

6.     INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	March 31, 2009	December 31, 2008
Raw materials, work-in-progress, and supplies	$85,061	$94,618
Finished goods	131,404	145,581

Inventories	$216,465	$240,199

7.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2009	December 31, 2008
Machinery and equipment	$1,323,250	$1,328,701
Land and land improvements	84,972	86,167
Buildings	194,579	197,481
Construction-in-progress	40,180	33,036

Property, plant and equipment, at cost	1,642,981	1,645,385
Accumulated depreciation	904,513	884,625

Property, plant and equipment, net	$738,468	$760,760

8.     OTHER ASSETS, NET AND GOODWILL AND OTHER INTANGIBLE ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	March 31, 2009	December 31, 2008
Advances for long-term purchase contracts	$82,093	$85,310
Investment in joint ventures	14,336	16,104
Debt issuance costs, net	35,457	42,167
Long-term receivables	3,597	3,640
Other	5,556	3,422

Total other assets, net	$141,039	$150,643

        In connection with the fourth and fifth amendments to our senior secured credit facility executed on September 11, 2008 and March 16, 2009, respectively, to further increase our leverage ratio and to decrease our interest coverage ratio covenants for all of 2009 and our new asset securitization program, we incurred $22.4 million of additional debt issuance costs, of which $5.3 was accrued as of December 31, 2008. Also, in connection with the fifth amendment to our senior secured credit facility, on March 16, 2009 we wrote off $21.4 million of debt issuance costs as part of the gain on substantial modification of debt (see Note 9).

        Goodwill.    At March 31, 2009, we had goodwill of $166.3 million, $18.2 million and $1.7 million in our Chlorovinyls, Window & Door and Mouldings and Outdoor Building Products segments, respectively, with the changes from December 31, 2008 resulting from foreign currency translation adjustments. At December 31, 2008 we had goodwill of $169.1 million, $18.2 million and $1.7 million in our Chlorovinyls, Window & Door and Mouldings and Outdoor Building Products segments, respectively.

        Assets Held-For-Sale.    Assets held for sale includes real estate totaling $1.6 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively.

        Indefinite-lived intangible assets-trade names.    At March 31, 2009 and December 31, 2008, we had trade name assets related to the acquisition of Royal Group of $4.2 million.

        Finite-lived intangible assets.    The following represents the summary of finite-lived intangible assets as of March 31, 2009 and December 31, 2008. Total estimated amortization expense for the next five fiscal years is approximately $1.0 million per year.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at March 31, 2009:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at March 31, 2009:
Customer relationships	(124)	(4,615)	(4,739)
Technology	—	(5,502)	(5,502)

Total	(124)	(10,117)	(10,241)
Foreign currency translation adjustment at March 31, 2009:
Customer relationships	(75)	(1,679)	(1,754)
Technology	—	—	—

Total	(75)	(1,679)	(1,754)
Net carrying amounts at March 31, 2009:
Customer relationships	—	5,128	5,128
Technology	—	6,365	6,365

Total	$—	$11,493	$11,493

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2008:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2008:
Customer relationships	(124)	(4,530)	(4,654)
Technology	—	(5,334)	(5,334)

Total	(124)	(9,864)	(9,988)
Foreign currency translation adjustment and other at December 31, 2008:
Customer relationships	(75)	(1,677)	(1,752)
Technology	—	—	—

Total	(75)	(1,677)	(1,752)
Net carrying amounts at December 31, 2008:
Customer relationships	—	5,215	5,215
Technology	—	6,533	6,533

Total	$—	$11,748	$11,748

        Finite-lived intangible assets amortization expense for the three months ended March 31, 2009 and 2008 was $0.3 million and $1.2 million, respectively.

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	March 31, 2009	December 31, 2008
Senior Secured Credit Facility:
Revolving credit facility expires 2011	$172,547	$125,762
Term loan B due 2013	207,738	350,350
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	497,329	497,240
10.75% senior subordinated notes due 2016	197,459	197,407
Lease financing obligation	88,658	91,473
Other	31,918	31,918

Total debt	$1,295,649	$1,394,150
Less current portion	(1,192,072)	(56,843)

Long-term debt	$103,577	$1,337,307

        At March 31, 2009 and December 31, 2008, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million (as adjusted by the fifth amendment to our senior secured credit facility as described below) and $375.0 million, respectively. At March 31, 2009 we had $35.9 million of revolving credit facility availability net of outstanding letters of credit of $91.6 million and current borrowings of $172.5 million and the $75 million reserve described below. The availability is subject to restrictive covenants requiring compliance with a maximum leverage ratio and minimum interest coverage ratio. In addition, of the $172.5 million revolver borrowings and $91.6 million of letters of credit outstanding under the revolving credit facility at March 31, 2009, $39.7 million relates to the commitment of Lehman Brothers, Inc, an entity that has filed for bankruptcy. Lehman Brothers, Inc. represents approximately $46.2 million of our total senior secured credit facility. Debt under the senior secured credit facility is secured by a majority of our consolidated assets, including real and personal property, inventory, accounts receivable and other intangibles. At March 31, 2009, we had about $100.9 million of liquidity, consisting of $65.0 million of cash and $35.9 million of revolving credit availability.

        Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On September 11, 2008 we executed the fourth amendment to our senior secured credit facility ("Fourth Amendment") to increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. Applicable per annum interest rates increased by approximately 2.5 percent for the fourth quarter of 2008 and 3.0 percent thereafter for both the Eurodollar rate loans and base rate loans. The capital expenditure limit set forth in the senior secured credit facility was decreased from $90.0 million to $65.0 million in 2008 and from $135.0 million to $65.0 million in 2009. On March 16, 2009, we executed the fifth amendment to our senior secured credit facility ("Fifth Amendment") to, among other things, increase our leverage ratio and to decrease our interest coverage ratio each quarter ended beginning March 31, 2009 and through December 31, 2009. The Fifth Amendment also establishes a trailing twelve-month minimum consolidated EBITDA threshold to be measured quarterly beginning March 31, 2009 through December 31, 2009. The Fifth Amendment reduces our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable per annum interest rates increased by approximately 1.0 percent for both the LIBOR loans and the agent bank rate loans. In addition, the Fifth Amendment requires that we maintain a $75.0 million minimum availability under the revolving credit facility. Finally, the Fifth Amendment permits us to grant a second lien on substantially all of our assets through September 30, 2009, which provides us flexibility to improve our capital structure in the future. See below for a description of additional amendments to our senior secured credit facility.

        The Fifth Amendment to the senior secured credit facility has been accounted for as an extinguishment of the Term loan B in accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). As required by EITF 96-19, due to the fact that the Fifth Amendment and the Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term loan B and the carrying value of the original Term loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain on substantial modification of debt in the condensed consolidated statement of operations ended March 31, 2009. The difference between the fair value and the carrying value of the Term loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term loan B.

        The fair value of the Term loan B was estimated to be approximately 59.3 percent of par value by taking a weighted average of the bid prices in the broker market for the Term loan B during the period from March 17, 2009 through April 23, 2009 and debt pricing for recent new debt issuances for companies with comparable credit ratings. A weighted average approach was used due to the fact that the Term loan B is not widely traded on any given day, including March 17, 2009. The daily bid price from March 17, 2009 to April 23, 2009 ranged from 41.8 percent to 61.0 percent of par. We have weighted our estimate to the latter part of the thirty trading days after March 17, 2009 as we believe it took some time for the market to understand the extent of the Fifth Amendment and adjust the pricing accordingly. The average bid price during the twenty to twenty-five trade days and twenty-five to thirty trade days subsequent to the Fifth Amendment was 59.0 percent and 60.7 percent of par, respectively. The average pricing of recent publicly available new debt issuances for companies with comparable credit ratings was estimated to be approximately 61.0 percent of par. A 100 basis point difference relative to the outstanding par of our Term loan B is approximately $3.5 million.

        The $142.3 million Term loan B debt discount is being accreted as interest expense through 2013, the maturity date of the Term loan B. As of March 31, 2009, the unamortized balance of the debt discount was $141.7 million. During the three months ended March 31, 2009, we recorded additional interest expense of $0.6 million related to the accretion of the debt discount associated with the amended Term loan B. As of March 31, 2009, the principal amount of the Term loan B is $349.5 million.

        On March 31, 2009 we commenced private exchange offers (the "Exchange Offers") to exchange our outstanding 7.125 percent Senior Notes due 2013 (the "2013 notes"), 9.5 percent Senior Notes due 2014 (the "2014 notes"), and 10.75 percent Senior Subordinated Notes due 2016 (the "2016 notes" and, collectively with the 2013 notes and the 2014 notes, the "old notes") for $250,000,000 aggregate principal amount of 15 percent Senior Secured Second Lien Notes due 2014 (the "new notes") and 6,922,255 million shares of our common stock. The purpose of the Exchange Offers are to reduce our overall indebtedness and related interest expense. The original expiration date of the Exchange Offers on April 27, 2009 has been extended to June 1, 2009.

        The Exchange Offers are subject to certain conditions, which the Company may assert or waive, including, among other things, the condition that the Company receive tenders and consents in respect of at least 95 percent of the outstanding aggregate principal amount of all three issues of old notes.

        In connection with the Exchange Offers, we withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 notes and 2016 notes. Under the indentures governing those notes, the Company had a 30-day grace period to pay the withheld interest before the noteholders could seek remedies. On April 14, 2009, we obtained a sixth amendment to our senior secured credit facility, which is cross defaulted with the 2014 notes and 2016 notes, that allowed us to withhold the $34.5 million interest payment until May 11, 2009. On May 11, 2009, we obtained a seventh amendment to our senior secured credit facility, that allows us to continue to withhold the $34.5 million interest payment on the 2014 notes and 2016 notes that was due on April 15, 2009, until the earlier of June 15, 2009 or the first day holders of such notes or the 2013 notes may accelerate the indebtedness under such notes, without creating an event of default under the senior secured credit facility. On May 13, 2009, we received forbearance and waiver agreements from the holders of the requisite percentages of the 2014 and 2016 notes to ensure that such indebtedness may not be accelerated under the indentures for such notes prior to the earlier of June 15, 2009 or the first day the noteholders of the 2013, 2014 and 2016 notes may accelerate the indebtedness under such notes in respect of the $34.5 million of interest payments due April 15, 2009. The holders of the requisite percentage of our 2013 notes have provided a similar agreement. Upon expiration of these forbearances on June 15, 2009, an acceleration of indebtedness under any issue of the notes would constitute cross defaults under the other note issues and our senior secured credit facility. There can be no assurance that further forbearance agreements or acceptable terms for the Exchange Offers will be reached, on a timely basis or at all.

        Due to the uncertainty of obtaining requisite future forbearance agreements or acceptable terms for the Exchange Offers and the resulting possibility of the holders of the 2014 notes and 2016 notes accelerating the maturity of those notes, we have classified them as current portion of long-term debt. In addition, there are cross default provisions in the indentures for the 2014 notes, 2016 notes, 2013 notes and the senior secured credit facility, and as a result the 2013 notes and the senior secured credit facility have also been classified as current portion of long-term debt. Because substantially all of our assets are collateralizing the senior secured credit facility and our credit ratings are low, we have limited options available to meet any acceleration of our indebtedness. In addition, continued availability under our new securitization agreement is conditional upon compliance with the senior secured credit facility covenants. In the event we are not able to negotiate acceptable terms for and complete the Exchange Offers or obtain requisite future forbearances, we would be required to explore alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern.

        The accompanying condensed consolidated financial statements have been prepared assuming that we are a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Management plans to address the issue of substantial doubt by continuing discussions with the holders of the notes in an attempt to negotiate and complete the Exchange Offers and is continuing to evaluate our capital structure and explore options including the possibility of seeking further amendments or refinancing of our senior secured credit facility. We may have to ultimately seek relief through a filing under the U.S. Bankruptcy Code. If we were forced to seek protection under the U.S. Bankruptcy Code, management will use its best efforts to secure Debtor in Possession ("DIP") financing to support our operations during the reorganization, although there can be no assurance that we would be able to obtain such DIP financing.

        Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather then a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at March 31, 2009 are $4.3 million in 2009, $5.7 million in 2010, $5.9 million in 2011, $5.9 million in 2012, $6.1 million in 2013, and $20.6 million thereafter. The change in the future minimum lease payments from the December 31, 2008 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the three months ended March 31, 2009.

10.   COMMITMENTS AND CONTINGENCIES

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

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things, pay a $610,000 fine, which was paid in March 2008, and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        During the first quarter of 2007, we voluntarily disclosed possible noncompliance with environmental requirements, including hazardous waste management and disposal requirements, at our Pasadena facility to the Texas Commission on Environmental Quality ("TCEQ"). In the second quarter of 2008, we entered into an Agreed Order with TCEQ to resolve certain issues related to the voluntary disclosure. Under the Agreed Order, we paid a required fine of $23,608. We do not expect any further enforcement action from this voluntary disclosure. However, if such additional action is taken, we do not expect the cost of any penalties, injunctive relief, or other ordered actions to have a material effect on our financial position, results of operations, or cash flows.

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

        On June 6, 2008, we received notice and a letter of transmittal (collectively, the "Notice") from persons ("Claimants") claiming to own at least 25 percent of our 7.125 percent notes due 2013 (the "Notes"), which were issued under an indenture dated December 3, 2003 (the "Indenture") between us and U.S. Bank National Association, the trustee, under the Indenture. The Notice asserted that borrowings under our senior secured credit facility resulted in the incurrence of debt obligations in excess of the amount permitted under Section 3.3 of the Indenture. Believing that all existing indebtedness was incurred in compliance with the provisions of the Indenture, we disputed the Notice. We filed a complaint in the Court of Chancery of the State of Delaware on June 8, 2008 seeking to enjoin the Claimants and seeking a declaratory judgment to the effect that we were not in default under Section 3.3 of the Indenture (the "Complaint").

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

        On September 29, 2008, we obtained the consent of holders of a majority of the 7.125 percent notes to an amendment to the related Indenture and paid a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The amendment amends certain covenants in the Indenture, and provides a waiver of defaults, if any. Approval of the lenders under our senior secured credit agreement was required for the consent fee payment and the Indenture amendment.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $2.2 million accrual in non-current liabilities at March 31, 2009.

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

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset recorded to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contracts was a $2.5 million current liability at March 31, 2009. At December 31, 2008, fair value of our natural gas swap contracts was a current asset of $0.2 million.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At March 31, 2009 and December 31, 2008, we had an interest rate swap designated as a cash flow hedge of underlying floating rate debt obligations, with a current liability of $2.2 million and $2.9 million, respectively. Our outstanding interest rate swap hedge at March 31, 2009 has an expiration date of November 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income ("AOCI") until the underlying interest payment affects income. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three months ended March 31, 2009 and 2008, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

12.   EARNINGS PER SHARE

        We calculate earnings per share in accordance with EITF Issue No. 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128, or EITF Issue No. 03-6, and FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. In accordance with FSP EITF 03-6-1, share-based awards with non-forfeitable dividends are classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of our restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.

        EITF Issue No. 03-6 also requires companies with participating securities to calculate diluted earnings per share using the two class method in accordance with the provisions of SFAS No. 128 Earnings Per Share, ("SFAS No. 128"). The two-class method requires the denominator to include the weighted average restricted stock along with the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the anti-dilution provisions of SFAS No. 128.

        The following table presents the computation of earnings per share:

	Three months ended March 31,
Basic and Diluted Earnings (Loss) Per Share—Two-class Method	2009	2008
In thousands, except per share data
Basic Earnings (Loss) per share
Undistributed income (loss)	$48,809	$(72,290)
Restricted stock ownership	1.0%	1.0%

Restricted stock interest on undistributed income	$495	$(755)

Weighted average restricted shares outstanding—Basic	354	363
Total basic earnings (loss) per share	$1.39	$(2.08)
Undistributed income (loss)	$48,809	$(72,290)
Common stock ownership	99.0%	99.0%

Common stockholders interest in undistributed income (loss)	$48,314	$(71,535)

Weighted average restricted shares outstanding—Basic	34,627	34,401
Total basic earnings (loss) per share	$1.39	$(2.08)

Diluted Earnings (Loss) per share
Common stockholders interest in undistributed income (loss)	$48,314	$(71,535)
Add: Undistributed earnings (loss)—restricted stock	495	(755)

Net income (loss) used in diluted earnings per share	$48,809	$(72,290)

Weighted average common shares—basic	34,627	34,401
Employee stock purchase plan rights	—9	—

Weighted average common shares—diluted	34,627	34,401

Total diluted earnings (loss) per share	$1.39	$(2.08)

        In computing diluted loss per share for the three months ended March 31, 2009 and 2008, all common stock equivalents were excluded as a result of their anti-dilutive effect.

13.   STOCK-BASED COMPENSATION

        Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 7,000,000 shares of our common stock to employees and non-employee directors. As of March 31, 2009, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    For the three months ended March 31, 2009 and 2008, we granted options to purchase 1,197,700 and 766,125 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

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

	Stock Option Grants Three months ended March 31,
	2009	2008
Grant date fair value	$0.67	$2.33
Assumptions
Risk-free interest rate	2.08%	2.85%
Expected life	6.00 years	6.00 years
Expected volatility	100%	53%
Expected dividend yield	0.0%	4.76%

        A summary of stock option activity under all plans for the three months ended March 31, 2009, is as follows:

	Three months ended March 31, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2009	3,121,347	$21.46
Granted	1,197,700	0.85
Exercised	—
Forfeited	(13,500)	2.81
Expired	(22,000)	15.44
Outstanding on March 31, 2009	4,286,547	15.79	7.0	$—
Vested or expected to vest at March 31, 2009	4,266,799	15.85	7.0	—
Exercisable on March 31, 2009	2,312,604	25.75	4.9	—
Shares available on March 31, 2009 for options that may be granted	354,412

        Compensation expense, net of tax, for the three months ended March 31, 2009 and 2008 from stock options was approximately $0.6 million.

        Restricted and Deferred Stock.    During the three months ended March 31, 2009 and 2008, we granted nil and 265,586 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the three months ended March 31, 2009 and 2008 was nil and $6.79, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the three months ended March 31, 2009 and 2008 from restricted stock units, restricted stock and deferred stock units was $0.2 million and $0.7 million, respectively. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Three months ended March 31, 2009
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2009	448,596		$13.22
Granted	—		—
Vested	(183,912)		15.52
Forfeited	(1,575)		6.72

Outstanding on March 31, 2009	263,109	1.3 years	11.65	$187

Vested or expected to vest at March 31, 2009	259,194	1.3 years	11.81	$168

        As of March 31, 2009 and 2008, we had approximately $3.1 million and $5.2 million of total unrecognized compensation cost related to nonvested share-based compensation which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $5.3 million and $6.7 million, respectively. For additional information about our share-based payment awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008.

14.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit cost for all of our pension plans:

	Three months ended March 31,
In thousands	2009	2008
Components of net periodic benefit cost:
Service cost	$1,198	$1,380
Interest cost	1,895	1,868
Expected return on assets	(2,086)	(2,760)
Amortization of:
Prior service credit	(129)	(132)
Curtailment gain	(4,302)	—
Actuarial loss (gain)	708	(3)

Total net periodic benefit (income) costs	$(2,716)	$353

        Our major assumptions used to determine the net periodic benefit cost for our U.S. pension plans are presented as follows:

	Three months ended March 31,
	2009	2008
Discount rate	6.50%	6.25%
Expected return on assets	8.75%	8.00%
Rate of compensation increase	4.51%	4.26%

        In February 2009, upon approval by the Compensation Committee of the Board of Directors, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. As a result, we recognized a $4.3 million curtailment gain for the three months ended March 31, 2009. In addition, as a result of freezing the pension benefits on March 31, 2009, we changed the amortization methodology for gains and losses from the average expected future service period for active plan participants to the average expected future lifetime for all plan participants. This change in amortization method will decrease pension costs from April 1, 2009 through December 31, 2009 by approximately $1.5 million.

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, the Compensation Committee of the Board of Directors also approved the wind up of the Canadian Pension and Other Post-retirement Benefits Plans. As a result, a curtailment gain of approximately $1.9 million will be recognized during the third quarter of 2009 when the remaining employees are released and the plant decommissioning is complete.

        For the three months ended March 31, 2009, we made no contributions to the U.S. pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the three months ended March 31, 2009 and 2008 of approximately $0.4 million and $0.1 million, respectively.

15.   COMPREHENSIVE INCOME (LOSS) INFORMATION

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

Accumulated other comprehensive loss—net of tax

In thousands	March 31, 2009	December 31, 2008
Unrealized losses on derivative contracts	$(2,894)	$(1,661)
Pension liability adjustment including affect of SFAS No. 158	(18,672)	(18,908)
Cumulative currency translation adjustment	(11,260)	(6,686)

Accumulated other comprehensive loss	$(32,826)	$(27,255)

        The components of total comprehensive income (loss) are as follows:

Total comprehensive income (loss)

	Three months ended March 31,
In thousands	2009	2008
Net income (loss)	$48,285	$(69,495)
Unrealized losses on derivative contracts	(1,233)	(2,026)
Pension liability adjustment including affect of SFAS No. 158	236	(22)
Cumulative currency translation adjustment	(4,574)	(12,019)

Total comprehensive income (loss)	$42,714	$(83,562)

16.   INCOME TAXES

        Our effective income tax rates for the three months ended March 31, 2009 and 2008 were 19.8 percent and 10.4 percent, as reported, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid on in May 2009 resulting in significant state income tax credits being generated in 2009. The credits do not expire. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the SFAS No. 109, Accounting for Income Taxes, criteria to allow us to realize such benefits.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carry forwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to release a letter of credit in favor of the trustee for the Quebec Trust of CN$44.0 million.

        Subsequent to the issuance of our interim financial statements for the period ended March 31, 2008, we identified a computational error in the calculation of the estimated 2008 effective income tax rate for our U.S. operations. This error resulted in an understatement of the previously reported income tax benefit for the quarter ended March 31, 2008 of $4.4 million ($0.13 per share) and an equal offsetting understatement of income tax expense for the three months ended June 30, 2008, the period in which the error was identified and corrected. We have evaluated this error in accordance with the pertinent U.S. GAAP guidance and determined that the impact of the $4.4 million adjustment, which was corrected during the quarter ended June 30, 2008, was not material to our condensed consolidated balance sheet as of March 31, 2008 or our condensed consolidated statement of operations for the three months ended March 31, 2008 and June 30, 2008.

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

        Our interest rate swaps and natural gas swap contracts are fair valued with Level 2 inputs. For further details concerning our derivative instruments, refer to Note 11 "Hedging Transactions and Derivative Financial Instruments."

        Our Term loan B fair value for purposes of recording the gain on substantial modification of our Term loan B was determined by Level 3 inputs. For further details concerning the fair value of Term loan B debt see Note 9 "Long-term Debt."

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt, interest rate swaps and natural gas swaps as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
7.125% senior notes due 2013	$100,000	$16,750	$100,000	$30,000
9.5% senior notes due 2014	497,329	83,750	497,240	152,500
10.75% senior subordinated notes due 2016	197,459	15,250	197,407	48,000
Level 2
Long-term debt:
Revolving credit facility expires 2011	172,547	68,156	125,762	89,920
Term loan B due 2013	207,738	155,800	350,350	229,479
Derivative instruments:
Interest rate swap contracts	(2,183)	(2,183)	(2,850)	(2,850)
Natural gas swap contracts	(2,447)	(2,447)	179	179

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

        Identifiable assets consist of property, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables, data processing equipment and prepaid pension costs. The accounting polices of the reportable segments are the same as those described in Note 1, of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2008.

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Three months ended March 31, 2009:
Net sales	$241,738	$51,505	$50,685	$63,403	$—	$407,331
Intersegment revenues	39,781	—	214	—	(39,995)	—
Long-lived asset impairment charges	—	—		—	—	—
Restructuring costs	2,042	—	1,214	2,313	2,468	8,037
Loss on sale of assets, net	—	—	—	—	—	—
Operating (loss) income	20,516	474	(17,552)	(16,727)	(12,415)	(25,704)
Depreciation and amortization	16,151	1,135	6,823	2,640	3,967	30,716
Three months ended March 31, 2008:
Net sales	$341,177	$188,008	$85,769	$97,506	$—	$712,460
Intersegment revenues	43,697	—	1,493	1,731	(46,921)	—
Long-lived asset impairment charges	15,950	—		37	—	15,987
Restructuring costs	446	—	1,085	4,610	—	6,141
Loss on sale of assets, net	636	—	1,236	2,085	—	3,957
Operating (loss) income	(2,102)	227	(13,823)	(19,977)	(9,094)	(44,769)
Depreciation and amortization	19,555	1,724	11,706	4,103	1,587	38,675

19.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, and Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 12 Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc. and Royal Window Coverings (USA) LP, all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of operations and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

        Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$45,373	$19,598	$—	$64,971
Receivables, net	24,804	257,533	177,583	(318,234)	141,686
Inventories	—	131,021	85,444	—	216,465
Prepaid expenses	403	26,470	4,947	—	31,820
Income tax receivable	(984)	3,888	1,324	—	4,228
Deferred income taxes	826	21,274	—	—	22,100

Total current assets	25,049	485,559	288,896	(318,234)	481,270
Property, plant and equipment, net	218	514,337	223,913	—	738,468
Long-term receivables—affiliates	361,473	—	—	(361,473)	—
Goodwill	—	97,572	88,538	—	186,110
Intangibles, net	—	13,645	1,945	—	15,590
Other assets, net	23,614	95,231	22,194	—	141,039
Non-current assets held-for-sale	—	1,625	—	—	1,625
Investment in subsidiaries	929,761	134,404	—	(1,064,165)	—

Total assets	$1,340,115	$1,342,373	$625,486	$(1,743,872)	$1,564,102

Current portion of long-term debt	$1,145,289	$—	$46,783	$—	$1,192,072
Accounts payable	238,309	142,918	29,582	(318,234)	92,575
Interest payable	35,127	—	10	—	35,137
Income tax payable	—	1,905	1,301	—	3,206
Accrued compensation	392	6,234	5,192	—	11,818
Liability for unrecognized income tax benefits and other tax reserves	—	4,654	22,535	—	27,189
Other accrued liabilities	2,602	18,836	28,147	—	49,585

Total current liabilities	1,421,719	174,547	133,550	(318,234)	1,411,582
Long-term debt, less current portion	14,919	82	88,576	—	103,577
Long-term payables—affiliates	—	—	361,473	(361,473)	—
Liability for unrecognized income tax benefits	—	6,458	27,638	—	34,096
Deferred income taxes	(3,491)	79,177	570	—	76,256
Other non-current liabilities	4,363	28,663	2,960	—	35,986

Total liabilities	1,437,510	288,927	614,767	(679,707)	1,661,497

Stockholders' (deficit) equity	(97,395)	1,053,446	10,719	(1,064,165)	(97,395)

Total liabilities and stockholders' (deficit) equity	$1,340,115	$1,342,373	$625,486	$(1,743,872)	$1,564,102

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended March 31, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,841	$353,714	$76,231	$(26,455)	$407,331
Operating costs and expenses:
Cost of sales	—	333,086	81,266	(22,030)	392,322
Selling, general and administrative expenses	5,582	18,658	12,861	(4,425)	32,676
Long-lived asset impairment charges	—	—	—	—	—
Restructuring costs	2,468	94	5,475		8,037
Loss on sale of assets, net		—	—		—

Total operating costs and expenses	8,050	351,838	99,602	(26,455)	433,035

Operating (loss)	(4,209)	1,876	(23,371)	—	(25,704)
Other income (expense):
Gain on the substantial modification of debt	121,700	—	(667)	—	121,033
Interest expense, net	(37,423)	5,572	(3,321)	—	(35,172)
Foreign exchange gain (loss)	(31)	—	53	—	22
Equity in income of subsidiaries	(17,863)	(5,515)	—	23,378	—
Intercompany interest income (expense)	2,405	—	(2,405)	—	—

(Loss) income from continuing operations before income taxes	64,579	1,933	(29,711)	23,378	60,179
Provision (benefit) for income taxes	16,294	(5,711)	1,311	—	11,894

Net income (loss)	$48,285	$7,644	$(31,022)	$23,378	$48,285

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended March 31, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,010	$618,329	$141,560	$(50,439)	$712,460
Operating costs and expenses:
Cost of sales	—	590,142	136,928	(43,683)	683,387
Selling, general and administrative expenses	5,934	22,330	26,249	(6,756)	47,757
Long-lived asset impairment charges	—	15,596	391	—	15,987
Restructuring costs	—	341	5,800	—	6,141
Loss on sale of assets, net	—	10	3,947	—	3,957

Total operating costs and expenses	5,934	628,419	173,315	(50,439)	757,229

Operating loss	(2,924)	(10,090)	(31,755)	—	(44,769)
Other (expense) income:
Interest expense, net	(30,799)	1,402	(3,243)	—	(32,640)
Other	(150)	(2)	(16)	—	(168)
Equity in income of subsidiaries	(45,070)	(2,436)	—	47,506	—
Intercompany interest (expense) income	6,608	—	(6,608)	—	—

(Loss) income before taxes	(72,335)	(11,126)	(41,622)	47,506	(77,577)
Provision (benefit) for income taxes	(2,840)	1,321	(6,563)		(8,082)

Net (loss) income	$(69,495)	$(12,447)	$(35,059)	$47,506	$(69,495)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$20,290	$5,694	$(63,636)	$—	$(37,652)

Cash from investing activities:
Capital expenditures	—	(11,792)	(733)	—	(12,525)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	421	—	421
Proceeds from insurance recoveries	—	1,759	199	—	1,958

Net cash used in investing activities	—	(10,033)	(113)	—	(10,146)
Cash from financing activities:
Net change in revolving line of credit	—	—	46,967	—	46,967
Long-term debt payments	(896)	(12)	—	—	(908)
Purchase and retirement of common stock	(25)	—	—	—	(25)
Fees paid to amend debt	(19,369)	—	(3,003)	—	(22,372)

Net cash provided by (used in) financing activities	(20,290)	(12)	43,964	—	23,662

Effect of exchange rate changes on cash	—	—	(868)	—	(868)

Net change in cash and cash equivalents	—	(4,351)	(20,653)	—	(25,004)
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$45,373	$19,598	$—	$64,971

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(26,268)	$17,754	$(22,545)	$—	$(31,059)
Investing activities:
Capital expenditures	—	(13,885)	(3,287)	—	(17,172)
Deposit on the sale of real estate	—	—	12,583	—	12,583
Proceeds from sale of property, plant and equipment	—	3	12,282	—	12,285

Net cash provided by (used in) investing activities	—	(13,882)	21,578	—	7,696

Financing activities:
Net change in revolving line of credit	30,050	—	—	—	30,050
Long-term debt payments	(1,074)	(17)	—	—	(1,091)
Return of internal capital	—	(1,499)	1,499	—	—
Purchases and retirement of common stock	(110)	—	—	—	(110)
Dividends paid	(2,795)	—	—	—	(2,795)

Net cash provided by (used in) financing activities	26,071	(1,516)	1,499	—	26,054

Effect of exchange rate changes on cash	197	—	(17)	—	180

Net change in cash and cash equivalents	—	2,356	515	—	2,871
Cash and cash equivalents at beginning of period	—	8,315	912	—	9,227

Cash and cash equivalents at end of period	$—	$10,671	$1,427	$—	$12,098

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

Results of Operations

        The following table sets forth our consolidated statement of operations data for the three months ended March 31, 2009 and 2008, and the percentage of net sales of each line item for the three months presented.

	Three months ended
(Dollars in millions)	March 31, 2009		March 31, 2008
Net sales	$407.3	100.0%	$712.5	100.0%
Cost of sales	392.3	96.3	683.4	95.9

Gross margin	15.0	3.7	29.1	4.1
Selling, general, and administrative expenses	32.7	8.0	47.8	6.7
Long-lived asset impairment charges	—	—	16.0	2.2
Restructuring costs	8.0	2.0	6.1	0.9
Loss on sale of assets	—	—	4.0	0.6

Operating loss	(25.7)	(6.3)	(44.8)	(6.3)
Gain on substantial modification of debt	121.0	29.7	—	—
Interest expense, net	(35.1)	(8.6)	(32.6)	(4.6)
Foreign exchange loss	0.0	0.0	0.2	0.0
(Provision for) benefit from income taxes	(11.9)	(2.9)	8.1	1.1

Net income (loss)	$48.3	11.9%	$(69.5)	(9.8)%

        The following table sets forth certain financial data by reportable segment for the three months ended March 31, 2009 and 2008, and the percentage of total net sales or gross margin by segment for each line item.

	Three months ended
(Dollars in millions)	March 31, 2009		March 31, 2008
Net sales
Chlorovinyls	$241.7	59.4%	$341.2	47.9%
Window and door profiles and mouldings products	50.7	12.4	85.8	12.0
Outdoor building products	63.4	15.6	97.5	13.7
Aromatics	51.5	12.6	188.0	26.4

Total net sales	$407.3	100.0%	$712.5	100.0%

Gross margin
Chlorovinyls	$24.5	10.1%	$24.3	7.1%
Window and door profiles and mouldings products	(7.0)	(13.7)	0.4	0.5
Outdoor building products	(3.8)	(6.0)	3.2	3.3
Aromatics	1.3	2.5	1.2	0.6

Total gross margin	$15.0	3.7%	$29.1	4.1%

Three Months Ended March 31, 2009, Compared With Three Months Ended March 31, 2008

        Net Sales.    For the three months ended March 31, 2009, net sales totaled $407.3 million, a decrease of 43 percent compared to $712.5 million for the same quarter last year. This decrease was primarily a result of decreases in our overall sales volume and price of 19 percent and 30 percent, respectively. Our overall sales volume decrease is mainly attributable to a decrease in demand in North America for vinyl resins and compounds, which, in turn, is attributable to U.S housing starts decreasing 50 percent from first quarter of 2008 to the first quarter of this year. Our overall average sales price decrease is primarily a result of decreases in the prices of vinyl resins and our aromatics products and an unfavorable currency impact. The sales price decreases reflect lower costs for our raw materials and natural gas.

        Chlorovinyls segment net sales totaled $241.7 million for the three months ended March 31, 2009, a decrease of 29 percent compared with net sales of $341.2 million for the same period last year. Our overall average sales price and volume decreased 20 percent and 11 percent, respectively. Our overall average sales price decrease is primarily a result of decreases in the prices of vinyl resins of 45 percent offset partially by an increase in the price of caustic soda of 65 percent. The vinyl resins sales price decrease reflects lower prices for the feedstock ethylene and natural gas. The caustic soda sales price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. Our overall chlorovinyls sales volume decreased primarily as a result of the decrease in demand in North America for vinyl resins of 35 percent and vinyl compounds of 24 percent. Our North American vinyl resins sales volume decrease was offset by an increase in exports of 201 percent. North American vinyl resin industry sales volume declined 17 percent as a result of the domestic sales volume decrease of 24 percent, primarily due to the decline in U.S. housing and construction, offset partially by an increase in exports of 26 percent.

        Window and door profiles and mouldings products segment net sales totaled $50.7 million for the three months ended March 31, 2009, a decrease of 41 percent (35 percent decrease on a constant currency basis) compared to $85.8 million for the same period last year. Our overall sales volumes decreased 40 percent. North American industry wide vinyl resin extruded window and doors sales volumes declined substantially in the same period, reflecting the decline in U.S. housing. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the

U.S. dollar. During the first quarter of 2009, our window and door profiles and mouldings segment generated about 59 percent of its revenue in the U.S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $63.4 million for the three months ended March 31, 2009, a decrease of 35 percent (27 percent decrease on a constant currency basis) compared to $97.5 million for the same period last year. Our overall sales volumes decreased 22 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 24 percent, reflecting the decline in U.S. housing. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the first quarter of 2009, our outdoor building segment generated about 45 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $51.5 million for the three months ended March 31, 2009, a decrease of 73 percent compared to $188.0 million for the first quarter of 2008. Our overall average sales prices decreased 59 percent as a result of decreases in the prices of cumene of 64 percent, phenol of 52 percent and acetone of 46 percent. The sales price decreases reflect lower costs for the feedstocks benzene and propylene. The North American phenol and acetone industry operating rate was approximately 51 percent for the first three months of 2009, or down about 37 percent compared with the same period last year. The North American cumene industry operating rate was approximately 63 percent during first quarter of 2009, or about 17 percent lower than the same period last year. During the first quarter of 2009, a competitor announced the idling of a 1 billion pound cumene plant reducing North American cumene industry capacity by about 9 percent. Our overall aromatics sales volumes decreased 32 percent as a result of a 66 percent decline in both phenol and acetone sales volumes. The phenol and acetone sales volume decrease is due to weak demand in North America caused primarily by the decline in the U.S. housing construction and automotive markets. Our cumene sales volume increase of 12 percent reflects additional sales into the gasoline market in the first quarter of 2009 resulting from lower benzene and propylene costs.

        Gross Margin.    Total gross margin decreased from 4.1 percent of sales for the three months ended March 31, 2008, to 3.7 percent of sales for the three months ended March 31, 2009. This $14.1 million decrease is due to lower overall sales volumes and sales prices and was partially offset by lower feedstock costs and natural gas cost. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced decreases of 56 percent and 41 percent, respectively, from the first quarter of 2008 to the first quarter of 2009. We implemented several cost savings initiatives during 2008 including the permanent closure of our 450 million pound vinyl resin plant in Sarnia, Ontario and our 500 million pound vinyl resin plant in Oklahoma City, Oklahoma, resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $19.6 million in the first quarter of 2009 as compared to the first quarter of 2008.

        Chlorovinyls segment gross margin increased from 7.1 percent of sales for the three months ended March 31, 2008, to 10.1 percent of sales for the three months ended March 31, 2009. This increase primarily reflects a decrease in our raw materials and natural gas costs, an increase in our caustic sales price and cost savings initiatives during 2008 partially offset by decreases in sales prices and volumes for most of our chlorovinyls products. Our overall raw materials and natural gas costs in the first quarter of 2009 decreased 53 percent compared to same quarter of 2008. Our chlorovinyls operating rate decreased from about 71 percent for the first quarter of 2008 to about 61 percent for the first quarter of 2009. In addition, in the three months ended March 31, 2009 we had a scheduled turnaround maintenance for our caustic chlorine plant. During 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin decreased from 0.5 percent of sales for the three months ended March 31, 2008 to negative 13.7 percent of sales for the three months ended March 31, 2009. This $7.4 million decrease primarily reflects decreases in sales volumes partially offset by decreases in our raw materials costs and cost savings initiatives during 2008. The window and door profiles and mouldings sales volume decrease is due to weak demand in North America reflecting the decline in the North America housing and construction markets. The industry price of vinyl resins, this segment's primary raw material, decreased from the first quarter of 2008 to the first quarter of 2009. During 2008, we reduced our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations.

        Outdoor building products segment gross margin decreased from 3.3 percent of sales for the three months ended March 31, 2008, to negative 6.0 percent of sales for the three months ended March 31, 2009. This $7.0 million decrease primarily reflects decreases in sales volumes partially offset by decreases in our raw materials costs and cost savings initiatives during 2008. The outdoor building products sales volume decrease is due to weak demand in North America reflecting the decline in the North America housing and construction markets. The industry price of vinyl resins, this segment's primary raw material, decreased from the first quarter of 2008 to the first quarter of 2009. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business during first quarter of 2008, which also reduced our cost structure.

        Aromatics segment gross margin increased from 0.6 percent of sales for three months ended March 31, 2008, to 2.5 percent of sales for the three months ended March 31, 2009. This margin increase from the same quarter last year is due primarily to decreases in our raw materials costs which more than offset decreases in our sales prices and volumes for most of our aromatics products. Overall raw material costs decreased 68 percent primarily as a result of decreases in benzene and propylene costs from the first quarter of 2008 to the first quarter of 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $32.7 million for the three months ended March 31, 2009, a 32 percent decrease from the $47.8 million for the three months ended March 31, 2008. This $15.1 million decrease reflects our continued focus on targeted cost saving initiatives. We have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $10.9 million, including a decrease in payroll related costs of $4.2 million, advertising, commission and promotional expense of $1.5 million, insurance claim recovery of $1.3 million and a favorable currency effect of about $2.3 million as the Canadian dollar weakened against the U.S. dollar during the three months ended March 31, 2009 compared to the same quarter in the prior year. We have also reduced selling, general, and administrative costs in our chlorovinyls and aromatics segments collectively by $4.2 million, primarily as a result of a decrease in pension expense of $1.8 million ($1.4 million in corporate unallocated expenses) and a gain from litigation settlements of $3.8 million. The decreases in selling, general and administrative expenses were offset by the write off of old loan costs of $1.7 million related to entering into a new asset securitization agreement on March 17, 2009, offset partially by a decrease in the discount on sale of interests in our trade receivables of $0.6 million due to less receivables being sold during the first quarter of 2009 as compared to the same quarter last year.

        Long-lived asset impairment charges.    In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant and operations were ceased. In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $15.6 million charge in the three months ended March 31, 2008. There was no impairment charge during the three months ended March 31, 2009.

        Restructuring Costs.    For the three months ended March 31, 2009, there were $5.6 million of costs related to severance and other exit costs reflected in the condensed consolidated statement of operations.

Also during the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. For the three months ended March 31, 2009, we incurred $2.5 million related to fees paid to these consultants to advise us on the restructuring strategies noted above. In March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million, as compared to book value and including severance and exit costs related to this divestiture. There were $1.5 million of additional costs for severance, unrelated to the outdoor buildings sale, reflected in the condensed consolidated statement of operations for the three months ended March 31, 2008.

        Loss on sale of assets.    For the three months ended March 31, 2008, we incurred a loss on the sale of real estate of $3.3 million. There was no material sale of assets during the three months ended March 31, 2009.

        Gain on significant modification of debt.    On March 16, 2009, we executed the fifth amendment to our senior secured credit facility ("Fifth Amendment") to, among other things, increase our leverage ratio and to decrease our interest coverage ratio each quarter ended beginning March 31, 2009 and through December 31, 2009. Due to the Fifth Amendment, we have accounted for the senior secured credit facility as an extinguishment of the Term loan B in accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments. We determined that the net present value of the Term loan B cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term loan B at its estimated fair value of approximately $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term loan B and the carrying value of the original Term loan B, less the related financing cost at the date of debt extinguishment amounting to $121.0 million was recorded as a net gain on significant modification of debt in the condensed consolidated statement of operations for the three months ended March 31, 2009. The difference between the fair value and the carrying value of the Term loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term loan B. This debt discount will be accreted as interest expense ratably over the remaining term of the Tern loan B in accordance with EITF Issue No. 96-19.

        Interest Expense, Net.    Interest expense, net increased to $35.2 million for the three months ended March 31, 2009, from $32.6 million for the three months ended March 31, 2008. This increase of $2.5 million was primarily attributable to higher overall debt balances and interest rates during the first quarter of 2009 compared to the same quarter last year. Subsequent to March 31, 2008, we executed two amendments to our senior secured credit facility to, among other things, increase our leverage ratio and to decrease our interest coverage which have also resulted in an increase to our loan cost amortization as well as an increase to the interest rate charged by the lenders above the LIBOR (London Interbank Offered Rate) loans and base rate (prime) rate loans. Although the LIBOR rate and base (prime) rate have decreased from first quarter 2008 to the first quarter of 2009, our overall interest rates have increased for the LIBOR rate loans by about 2.4 percent and base rate (prime) loans by about 0.6 percent.

        (Provision from) Benefit for Income Taxes.    The provision for income taxes was $11.9 million for the three months ended March 31, 2009, compared with the benefit for income taxes of $8.1 million for the three months ended March 31, 2008. The increase in the provision for income taxes primarily resulted from a $137.8 million increase in the pre-tax income. Our effective income tax rates for the three months ended March 31, 2009 and 2008 were 19.8 percent and 10.4 percent, as reported, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008, we are not recognizing a tax benefit for the net operating losses in Canada as we have determined that we have not met the SFAS No. 109, Accounting for Income Taxes, criteria to allow us to realize such benefits.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 has eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million (the "Quebec tax settlement"). We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million related to a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to obtain the release of a letter of credit in favor of the trustee for the Quebec Trust for CN$44.0 million.

Liquidity and Capital Resources

        Operating Activities.    For the three months ended March 31, 2009, we used $37.7 million of cash for operating activities as compared with $31.1 million for the three months ended March 31, 2008. The major source of cash for the first three months of 2009 was a decrease in inventories of $23.7 million. Major uses of cash for the first three months of 2009 were a decrease in the asset securitization program of $29.6 million and an increase in prepaid expenses of $10.5 million primarily due to the timing of certain insurance premium payments. The major uses of cash during the three months ended March 31, 2008 were a $20.1 million payment related to the Quebec tax settlement and our net loss of $69.5 million. The major source of cash during the three months ended March 31, 2008 was a reduction in working capital of $30.6 million. Net working capital at March 31, 2009 was a deficit of $930.3 million versus a surplus of $225.2 million at December 31, 2008. Significant changes in working capital for the first three months of 2009 included the classification of $1,192.1 million as current debt primarily due to the potential accelerations as described below in "Covenants and Restrictions" and an increase in prepaid expenses and a decrease in cash, accounts payable and inventories. We continued our focus on working capital management specifically as it relates to inventory and accounts receivable. Additionally, our significant decrease in inventories and accounts payable during the three months ended March 31, 2009 are directly associated with lower production volumes as we try to match production to demand and lower prices for our primary feedstocks. Working capital at March 31, 2008 was a surplus of $170.2 million versus a surplus of $200.7 million at December 31, 2007. Significant changes in working capital for the first three months of 2008 included an increase in our inventories, accounts payable, interest payable and current portion of long-term debt. Inventory and accounts payable increases resulted from seasonally higher prices and production volumes in the three months ended March 31, 2008.

        Investing Activities.    Net cash used in investing activities was $10.1 million for the three months ended March 31, 2009 as compared to net cash provided by investing activities of $7.7 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we had capital expenditures of $12.5 million. During the first three months of 2008, we received cash proceeds of

$12.3 million primarily from the sale of our outdoor storage buildings business. We also received a $12.6 million deposit related to a contingent real estate sale and had capital expenditures of $17.2 million.

        Financing Activities.    Cash provided by financing activities was $23.7 million for the three months ended March 31, 2009 compared with $26.1 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, we drew down $47.0 million under our revolving credit facility and paid fees related to our fourth and fifth amendments to our senior secured credit facility and our new asset securitization facility of $22.4 million. During the three months ended March 31, 2008, we drew down $30.1 million under our revolving credit facility.

        On March 31, 2009, our balance sheet debt consisted of $349.5 million principal amount of term debt ($207.7 million net of fair value debt discount adjustment) in accordance with EITF 96-19 and $172.5 million of borrowings under our revolving credit facilities under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5 percent senior notes due 2014, $200.0 million of unsecured 10.75 percent senior subordinated notes due 2016, $88.7 million of lease financing obligations and $31.9 million in other debt. The decrease of $2.8 million in the lease financing obligations from December 31, 2008 is due to foreign currency adjustments. At March 31, 2009, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million (as adjusted by the Fifth Amendment to the senior secured credit facility that requires the maintenance of a minimum availability of $75.0 million). At March 31, 2009 we had $35.9 million of revolving credit facility availability net of outstanding letters of credit of $91.6 million and current borrowings of $172.5 million and the $75 million reserve described below. Of the $172.5 million revolver borrowings and $91.6 million of letters of credit outstanding under the revolving credit facility at March 31, 2009, $39.7 million relates to the commitment of Lehman Brothers, Inc., an entity that has filed for bankruptcy. Lehman Brothers, Inc. represents approximately $46.2 million of our total revolving credit facility commitment. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other assets.

        At March 31, 2009 and December 31, 2008, we had interest rate swaps designated as cash flow hedges of underlying LIBOR floating rate debt obligations, with current liabilities of $2.9 million and $2.2 million, respectively.

        Covenants and Restrictions.    Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On September 11, 2008 we executed the fourth amendment to our senior secured credit facility ("Fourth Amendment") to increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. Applicable per annum interest rates increased by approximately 2.5 percent for the fourth quarter of 2008 and 3.0 percent thereafter for both the Eurodollar rate loans and base rate loans. The capital expenditure limit set forth in the senior secured credit facility was decreased from $90.0 million to $65.0 million in 2008 and from $135.0 million to $65.0 million in 2009. On March 16, 2009, we executed the fifth amendment to our senior secured credit facility ("Fifth Amendment") to, among other things, increase our leverage ratio and to decrease our interest coverage ratio each quarter ended beginning March 31, 2009 and through December 31, 2009. The Fifth Amendment also establishes a trailing twelve-month minimum consolidated EBITDA threshold to be measured quarterly beginning March 31, 2009 through December 31, 2009. The Fifth Amendment reduces our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable per annum interest rates increased by approximately 1.0 percent for both the LIBOR loans and the agent bank rate loans. In addition, the Fifth Amendment requires that we maintain a $75.0 million minimum availability under the revolving credit facility. Finally, the Fifth Amendment permits us to grant a second lien on substantially all of our assets through September 30, 2009, which provides us flexibility to improve our capital structure in the future. See below for a description of additional amendments to our senior secured credit facility.

        The Fifth Amendment to the senior secured credit facility has been accounted for as an extinguishment of the Term loan B in accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). As required by EITF 96-19, due to the fact that the Fifth Amendment and the Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term loan B and the carrying value of the original Term loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain on substantial modification of debt in the condensed consolidated statement of operations ended March 31, 2009. The difference between the fair value and the carrying value of the Term loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term loan B.

        The $142.3 million Term loan B debt discount is being accreted as interest expense through 2013, the maturity date of the Term loan B. As of March 31, 2009, the unamortized balance of the debt discount was $141.7 million. During the three months ended March 31, 2009, we recorded additional interest expense of $0.6 million related to the accretion of the debt discount associated with the amended Term loan B. As of March 31, 2009 the principal amount of the Term loan B is $349.5 million.

        On March 31, 2009 we commenced private exchange offers (the "Exchange Offers") to exchange our outstanding 7.125 percent Senior Notes due 2013 (the "2013 notes"), 9.5 percent Senior Notes due 2014 (the "2014 notes"), and 10.75 percent Senior Subordinated Notes due 2016 (the "2016 notes" and, collectively with the 2013 notes and the 2014 notes, the "old notes") for $250,000,000 aggregate principal amount of 15 percent Senior Secured Second Lien Notes due 2014 (the "new notes") and 6,922,255 million shares of our common stock. The purpose of the Exchange Offers are to reduce our overall indebtedness and related interest expense. The original expiration date of the Exchange Offers on April 27, 2009, was extended to June 1, 2009.

        In connection with the Exchange Offers, we withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 notes and 2016 notes. Under the indentures governing those notes, the Company had a 30-day grace period to pay the withheld interest before the noteholders could seek remedies. On April 14, 2009, we obtained a sixth amendment to our senior secured credit facility, which is cross defaulted with the 2014 notes and 2016 notes, that allowed us to withhold the $34.5 million interest payment until May 11, 2009. On May 11, 2009, we obtained a seventh amendment to our senior secured credit facility, that allows us to continue to withhold the $34.5 million interest payment on the 2014 notes and 2016 notes that was due on April 15, 2009, until the earlier of June 15, 2009 or the first day holders of such notes or the 2013 notes may accelerate the indebtedness under such notes, without creating an event of default under the senior secured credit facility. On May 13, 2009, we received forbearance and waiver agreements from the holders of the requisite percentages of the 2014 and 2016 notes to ensure that such indebtedness may not be accelerated under the indentures for such notes prior to the earlier of June 15, 2009 or the first day the noteholders of the 2013, 2014 and 2016 notes may accelerate the indebtedness under such notes in respect of the $34.5 million of interest payments due April 15, 2009. The holders of the requisite percentage of our 2013 notes have provided a similar agreement. Upon expiration of these forbearances on June 15, 2009, an acceleration of indebtedness under any issue of the notes would constitute cross defaults under the other note issues and our senior secured credit facility. There can be no assurance that further forbearance agreements or acceptable terms for the Exchange Offers will be reached, on a timely basis or at all.

        Due to the uncertainty of obtaining requisite future forbearance agreements or acceptable terms for the Exchange Offers and the resulting possibility of the holders of the 2014 notes and 2016 notes accelerating the maturity of those notes, we have classified them as current portion of long-term debt. In addition, there are cross default provisions in the indentures for the 2014 notes. 2016 notes, 2013 notes and the senior secured credit facility, and as a result the 2013 notes and the senior secured credit facility have also been classified as current portion of long-term debt. Because substantially all of our assets are collateralizing the senior secured credit facility and our credit ratings are low, we have limited options available to meet any acceleration of our indebtedness. In addition, continued availability under our new securitization agreement is conditional upon compliance with the senior secured credit facility covenants. In the event we are not able to negotiate acceptable terms for and complete the Exchange Offers or obtain requisite future forbearances, we would be required to explore alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern.

        The accompanying condensed consolidated financial statements have been prepared assuming that we are a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Management plans to address the issue of substantial doubt by continuing discussions with the holders of the notes in an attempt to negotiate and complete the Exchange Offers and is continuing to evaluate our capital structure and explore options including the possibility of seeking further amendments or refinancing of our senior secured credit facility. We may have to ultimately seek relief through a filing under the U.S. Bankruptcy Code. If we were forced to seek protection under the U.S. Bankruptcy Code, management will use its best efforts to secure Debtor in Possession ("DIP") financing to support our operations during the reorganization, although there can be no assurance that we would be able to obtain such DIP financing.

        Off-Balance Sheet Arrangement.    On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we will sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivables on a revolving basis through a wholly owned subsidiary to a third party, (the "New Securitization"). Under the New Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. The New Securitization agreement expires on March 13, 2011. At March 31, 2009 the unpaid balance of accounts receivable in the defined pool was approximately $143.3 million and the balance of receivables sold was $81.4 million.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants, set forth in the related agreements. As of March 31, 2009, we were in compliance with all such covenants (see Note 9 regarding continued compliance with the senior secured credit facility covenants as such compliance will impact the continued availability of the New Securitization). If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

        At December 31, 2008, we had an agreement pursuant to which we sold an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). Our Securitization provides us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduced accounts receivable included in the pool, we sold ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization in effect through March 17, 2009. The balance in the interest of receivables sold at December 31, 2008, was $111.0 million.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2008 can be found in our 2008 Annual Report on Form 10-K in Part II. Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at March 31, 2009, have increased by approximately $433.2 million or 7 percent since December 31, 2008. The increase from December 31, 2008 primarily related to the following: a $406.8 million increase in our feedstock prices included in our purchase obligations mainly due to preparation for the seasonal sales in the second quarter; and an increase of $45.7 million in our principal debt due to us drawing on our revolver during the first quarter of 2009.

Outlook

        Due to the limited visibility in caustic prices and chemical and building products demand, as well as the uncertain timing and outcome of the previously announced debt exchanges, we are no longer providing forward looking guidance. Guidance provided in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008 should no longer be relied upon.

Forward-Looking Statements

        This Form 10-Q and other communications to stockholders may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building products industries, cost reduction strategies and their results, planned capital expenditures, planned divestitures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

  •
  continued compliance with the covenants in our senior secured credit facility and our asset securitization facility;

  •
  our ability to restructure our indebtedness, including our $800 million in outstanding notes;

  •
  our ability to negotiate covenant relief and waivers from the lenders under our senior secured credit facility and our asset securitization facility and availability of funds thereafter;

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

  •
  risks associated with plant closures, consolidations and other cost-cutting actions;

  •
  changes in foreign currency exchange rates;

  •
  technological changes affecting production;

  •
  difficulty in plant operations and product transportation;

  •
  governmental and environmental regulations; and

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

        During the three months ended March 31, 2009, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to our exposure to market risk during the quarter ended March 31, 2009.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of March 31, 2009.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our Form 10-K Annual Report for the year ended December 31, 2008. During the quarter ended March 31, 2009, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

We are currently in default on a substantial amount of our debt and if we cannot restructure our debt obligations and our debt is accelerated, we will be compelled to file for bankruptcy protection.

        We have withheld interest payments of $34.5 million on our 2014 and 2016 notes, and we are thus in default under those notes. While we have obtained forbearance and waiver agreements in respect of such defaults from our senior secured lenders and from the holders of the 2013, 2014 and 2016 notes comprising the requisite percentages thereof to ensure that the indebtedness thereunder may not be accelerated by reason of such defaults, such forbearance agreements terminate on the earlier of June 15, 2009 or the first day holders of any of such notes may accelerate the indebtedness under such notes. As a result, we have a limited amount of time in which to negotiate a restructuring of our indebtedness under those notes. We commenced private exchange offers for those notes on March 31, 2009, and have extended the offers on multiple occasions. There can be no assurance that we can negotiate restructuring terms or complete the exchange offers on a timely basis or at all. In addition, our default has caused all of our senior secured credit facility, 2013 notes, 2014 notes and 2016 notes to be classified as current indebtedness.

        If there is an acceleration of payments under any issue of the notes, that would also result in cross defaults under the other note issues and our senior secured credit facility. In that event, we would be compelled to file for protection under the bankruptcy laws, and these events may affect our ability to continue as a going concern.

If our business operations do not improve significantly, we may need to refinance our indebtedness as a result of our inability to comply with financial covenants or for other reasons and if we are unable to do so, we may pursue a potential reorganization or restructuring under the bankruptcy laws.

        If our business operations do not improve significantly, we may not be able to generate sufficient cash to fund our operations and meet our other obligations, including compliance with the covenants in our senior secured credit facility. The continuing economic crisis and the decline in demand for chemicals and building products in the markets in which we operate have led to reduced operating margins. In the event that we are unable to comply with covenant requirements or meet our other obligations under our debt instruments, and we are unable to obtain waivers from the applicable lenders, then we would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

If we cannot comply with the financial covenants in our senior secured credit agreement or the covenants in our asset securitization agreement, or obtain waivers or other relief therefrom from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.

        Under our senior secured credit facility we are subject to certain restrictive covenants that require us to maintain certain financial ratios. Under our asset securitization agreement, (the "securitization"), we are subject to certain restrictive covenants related primarily to operation of the securitization set forth therein in addition to the restrictive covenants set forth in our senior secured credit facility. We have sought and obtained waivers of, and amendments to, the covenants in our senior secured credit agreement that we originally entered into in October 2006 on six occasions and obtained related relief from the lenders under the securitization as required. These matters require that our management's attention be diverted from our business operations. The fifth amendment to our senior secured credit facility, executed on March 16, 2009, among other things, increased our permitted leverage ratio and decreased our required interest coverage ratio each quarter ended beginning March 31, 2009 through December 31, 2009. This amendment also established a trailing twelve-month minimum consolidated EBITDA (as defined in the senior secured credit facility) threshold to be measured quarterly and reduces our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable annual interest rates increased by approximately 1.0 percent for both the LIBOR (London Interbank Offered Rate) loans and the agent bank rate loans.

        We may not be able to meet the restrictive covenants and may not be able to maintain compliance with certain financial ratios in our senior secured credit facility that become more restrictive effective March 31, 2010. In that event, we would need to seek another amendment to, or a refinancing of, our senior secured credit facility and related relief under the securitization. There can be no assurance that we can obtain any amendment or waiver of, or refinance, either and, even if we do, it is likely that such relief would significantly increase our costs through additional fees or increased rates and contain further restrictions on our business and would only last for a specified period, potentially necessitating additional amendments, waivers or refinancing in the future. In the event we do not maintain compliance with the covenants under the senior secured credit facility, our lenders under such facility could cease making loans to us and accelerate and declare due all outstanding loans under the facility, which, in turn, could result in cross defaults under our securitization facility and our indentures. In the event we are not able to meet the restrictive covenants in the securitization, including those primarily related to the operation of the facility, which do not apply to the senior secured credit facility, the lenders have the ability to terminate the securitization. In the event that the securitization was terminated, although we would not be required to repurchase previously sold receivables, we would be prevented from selling additional receivables under the facility. As a result, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing. Because the securitization requires compliance with the covenants in the senior secured credit facility, in the event of noncompliance, we would likely lose our access to funding under both agreements, which would adversely impact our ability to operate our business. There can be no assurance that we could obtain alternate financing.

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

        In addition, the building products industry is cyclical and seasonal and is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, which factors could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. In response to the recent significant decline in the market for our building and home improvement products, we have closed facilities and sold certain businesses and assets. Notwithstanding these actions and our cost control initiatives, these businesses continue to be unprofitable. Demand in the building and home improvement products industry continues to decline, and we are unable to know when, if ever, these businesses will operate profitably.

We rely heavily on third party transportation, which subjects us to risks that we cannot control; these risks may adversely affect our operations.

        We rely heavily on railroads and shipping companies to transport raw materials to our manufacturing facilities and to ship finished product to customers. These transport operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. If we are delayed or unable to ship finished product or unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if there were significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship our goods, which could result in an adverse effect on our revenues and costs of operations.

We rely on a limited number of outside suppliers for specified feedstocks and services, and due to our overall financial condition, including our debt level, our key suppliers may require more onerous terms for trade credit.

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

        While we believe that our relationships with our key suppliers are strong, any vendor may choose to modify our relationship due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers could adversely affect our financial condition and liquidity, as could significant additional requirements from our suppliers that we provide them with letters of credit or similar instruments as a condition of continuing to supply us.

Our participation in joint ventures exposes us to risks of shared control.

        We own a 50 percent interest in a manufacturing joint venture, the remainder of which is controlled by PPG Industries, Inc., which also supplies chlorine to the facility operated by the joint venture. We also have other joint ventures, such as Royal Group's strategic joint venture arrangements with several customers. We may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our operations may be adversely affected or we may be required to increase our level of commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failure to agree on major issues. Any differences in our views or problems with respect to the operations of our joint ventures could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our common stock may be delisted from the New York Stock Exchange.

        Our common stock is currently listed on the New York Stock Exchange ("NYSE"). On February 20, 2009, the NYSE notified us that we were not in compliance with one of the continued listing requirements of the NYSE because our total market capitalization had been less than $75 million over a 30 trading-day period and our shareholders' equity was less than $75 million at December 31, 2008. In addition, the NYSE's continued listing standards require that the average closing price of our common stock not fall below $1.00 over a consecutive 30 day trading period, although the NYSE has temporarily suspended that requirement until June 30, 2009. We submitted a plan to regain compliance to the NYSE within 45 days of notice of non-compliance and that plan was accepted by NYSE on May 4, 2009. If we do not regain compliance, and do not in fact comply, with the requirement regarding market capitalization and shareholders equity within 18 months of the NYSE notice, the NYSE will commence suspension and delisting procedures. Further, if after the $1.00 minimum rule is reinstated, we fail to meet that requirement and do not regain compliance for at least 30 trading days within six months the NYSE will commence suspension and delisting procedures.

        Although we intend to take actions designed to bring our market capitalization, shareholders' equity and stock price within the required compliance levels within the NYSE's specified timeframes, we cannot assure that our plans will be successful within those time frames or at all. If we are not able to come into compliance with the NYSE continued listing standards, which we presently do not comply with, and cannot know if we will be able to in the future, we likely would seek to list the common stock on another exchange, in the event we were able to comply with the applicable listing standards of that other exchange. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline. Delisting could also make it more difficult for us to raise additional capital. On May 12, 2009, our market capitalization was $34.6 million and the closing price of our stock was $1.00.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1—January 31, 2009	—	$—
February 1—February 29, 2009	37,150	0.67
March 1—March 31, 2009	—	—

Total	37,150	$0.67

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

Item 6.    EXHIBITS

Exhibits*
10.1		Fifth Amendment to Credit Agreement, dated March 16, 2009, among Georgia Gulf Corporation and Royal Group Inc., as Borrowers, certain subsidiaries of Georgia Gulf Corporation, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent and acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders party thereto.
10.2
Second Amended and Restated Receivables Purchase Agreement, dated as of March 17, 2009, by and among GGRC Corp., as Seller, the financial institutions signatory thereto, as Purchasers, and General Electric Capital Corporation, as a Purchaser and Administrative Agent
10.3
Amended and Restated Receivables Sale and Servicing Agreement, dated as of March 17, 2009, by and among each of the entities party thereto as Originators, GGRC Corp., as Buyer, and Georgia Gulf Corporation, as Servicer
10.4	(1)	Letter agreement regarding employment of Mark J. Orcutt
31		Rule 13a-14(a)/15d-14(a) Certifications.
32		Section 1350 Certifications.

*
Filed herewith

(1)
Management contract or compensatory arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: May 15, 2009	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2009	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)