Form 10-Q
period 2009-06-30
GEORGIA GULF CORP /DE/
filed 2009-08-10
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2009
Common Stock, $0.01 par value	1,385,183

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2009

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$104,300	$89,975
Receivables, net of allowance for doubtful accounts of $16,947 in 2009 and $12,307 in 2008	165,872	117,287
Inventories	209,780	240,199
Prepaid expenses and other current assets	42,503	21,360
Income tax receivables	3,948	2,264
Deferred income taxes	21,421	22,505

Total current assets	547,824	493,590
Property, plant and equipment, net	723,932	760,760
Goodwill	193,768	189,003
Intangible assets, net of accumulated amortization of $10,492 in 2009 and $9,988 in 2008	15,506	15,905
Other assets, net	138,619	150,643
Non-current assets held for sale	1,363	500

Total assets	$1,621,012	$1,610,401

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current portion of long-term debt	$55,760	$56,843
Accounts payable	90,517	105,052
Interest payable	54,799	16,115
Income taxes payable	3,602	3,476
Accrued compensation	9,182	9,890
Liability for unrecognized income tax benefits and other tax reserves	9,103	27,334
Other accrued liabilities	53,797	49,693

Total current liabilities	276,760	268,403
Long-term debt	1,289,058	1,337,307
Liability for unrecognized income tax benefits	56,366	34,592
Deferred income taxes	49,793	70,141
Other non-current liabilities	34,497	39,886

Total liabilities	1,706,474	1,750,329

Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 3,000,000 shares authorized; shares issued and outstanding: 1,385,183 in 2009 and 1,379,273 in 2008	14	14
Additional paid-in capital	105,797	105,815
Accumulated deficit	(173,168)	(218,502)
Accumulated other comprehensive loss, net of tax	(18,105)	(27,255)

Total stockholders' deficit	(85,462)	(139,928)

Total liabilities and stockholders' deficit	$1,621,012	$1,610,401

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$524,343	$849,843	$931,674	$1,562,304
Operating costs and expenses:
Cost of sales	448,961	777,767	841,283	1,461,153
Selling, general and administrative expenses	50,247	38,606	82,861	86,363
Long-lived asset impairment charges	16,190	191	16,190	16,179
Restructuring costs	3,815	1,448	11,853	7,589
Loss (gain) on sale of assets, net	—	(31,271)	62	(27,315)

Total operating costs and expenses	519,213	786,741	952,249	1,543,969

Operating income (loss)	5,130	63,102	(20,575)	18,335
Gain on substantial modification of debt	—	—	121,033	—
Interest expense, net	(41,347)	(33,237)	(76,519)	(65,876)
Foreign exchange (loss) gain	(955)	1,447	(933)	1,279

(Loss) income before income taxes	(37,172)	31,312	23,006	(46,262)
Provision (benefit) for income taxes	(34,221)	3,371	(22,327)	(4,711)

Net (loss) income	$(2,951)	$27,941	$45,333	$(41,551)

(Loss) earnings per share:
Basic	$(2.13)	$18.01	$32.50	$(34.21)
Diluted	$(2.13)	$18.01	$32.38	$(34.21)
Weighted average shares:
Basic	1,385	1,396	1,395	1,378
Diluted	1,385	1,396	1,400	1,378

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$45,333	$(41,551)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	59,452	76,024
Non-cash accretion on fair value of Term Loan B	4,600	—
Gain on substantial modification of debt	(121,033)	—
Foreign exchange loss	666	—
Deferred income taxes	(24,391)	247
Tax deficiency related to stock plans	(1,391)	(846)
Stock based compensation	1,399	1,688
Long-lived asset impairment charges and loss on sale of assets	16,252	19,323
Net gain on sale of property, plant and equipment, and assets held for sale	—	(26,246)
Payment of Quebec trust tax settlement	—	(20,073)
Other non-cash items	2,377	(2,155)
Change in operating assets, liabilities and other	(3,293)	(86,329)

Net cash used in operating activities	(20,029)	(79,918)

Cash flows from investing activities:
Capital expenditures	(18,385)	(31,678)
Proceeds from sale of property, plant and equipment, and assets held-for sale	878	77,794
Proceeds from insurance recoveries related to property, plant and equipment	1,980	—

Net cash (used in) provided by investing activities	(15,527)	46,116

Cash flows from financing activities:
Net change in revolving line of credit	98,150	115,366
Repayment of long-term debt	(18,818)	(72,078)
Purchases and retirement of common stock	(25)	(110)
Fees paid to amend and exchange debt	(29,661)	—
Dividends paid	—	(5,588)

Net cash provided by financing activities	49,646	37,590
Effect of exchange rate changes on cash and cash equivalents	235	(431)

Net change in cash and cash equivalents	14,325	3,357
Cash and cash equivalents at beginning of period	89,975	9,227

Cash and cash equivalents at end of period	$104,300	$12,584

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and as reissued in our July 2, 2009 Form 8-K. There have been no material changes in the significant accounting policies followed by us during the three and six month periods, ended June 30, 2009.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative for SEC registrants. This statement is effective for interim and annual reporting periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE") and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses of the VIE. This statement will be effective for us beginning in the first quarter of 2010. We are currently evaluating the impact of this statement on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in the transferred assets. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after

November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of this statement on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Among other things, this statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It is effective prospectively for interim and annual periods ending after June 15, 2009. The disclosures required by this statement are included in Note 19, "Subsequent Events."

        In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP was effective for the second quarter of 2009 and did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Bulletin ("APB") No. 28-1, "Interim Disclosures About Fair Value of Financial Instruments." The FSP states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also must disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period. These new disclosures became effective for interim and annual periods ending after June 15, 2009. See Note 17, "Fair Value of Financial Instruments" for disclosures related to this statement.

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employer's Disclosure about Postretirement Benefit Plan Assets," which amends Statement 132(R) to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on our consolidated financial statements. These new disclosures will be required for us for the year ending December 31, 2009. We are currently evaluating the impact of this statement on our consolidated financial statements.

3.     DIVESTITURES

        In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions and was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008 and is included in loss of sale of assets, net in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008.

        Further, in March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million, which is included in restructuring costs on the condensed consolidated statement of operations for the six months ended June 30, 2008. In addition, in March 2008, we sold the land and building from our Winnipeg, Manitoba Window and Door Profiles business for $4.5 million resulting in a nominal gain.

        In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. We sold and leased back equipment for $10.6 million resulting in a $2.2 million recognized gain, and a deferred gain of approximately $7.2 million that is being recognized ratably over the term of the lease. Additionally, in June 2008 we sold property for $3.2 million and received $1.2 million in cash and a short-term note for $2.0 million.

        There were no significant divestitures in the three or six months ended June 30, 2009.

4.     RESTRUCTURING ACTIVITIES

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma 500 million pound polyvinyl chloride ("PVC" or "vinyl resin") plant, the "Oklahoma City Restructuring Plan." The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment in accordance with SFAS No. 144, resulting in a $15.5 million impairment charge and incurred additional termination benefits and closing costs of $2.0 million that were expensed as incurred, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. No significant costs related to the Oklahoma City Restructuring Plan were incurred in the six months ended June 30, 2009, and we do not expect there to be any future costs associated with the Oklahoma City Restructuring Plan.

        Additionally, the restructuring costs for the six months ended June 30, 2008 include our divestiture and closure of our outdoor storage buildings business assets and operations. The outdoor storage building business was sold for $13.0 million and resulted in a loss of approximately $4.6 million ("Outdoor Storage Plan"). Total costs incurred in for the three and six months June 30, 2009 are noted in the table below.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that includes the permanent shut down of our 450 million pound PVC manufacturing facility, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with SFAS No. 146 and related accounting standards. We expect to pay these termination benefits and other qualified restructuring activity costs through September 2009. Any costs incurred associated with the Fourth Quarter 2008 Restructuring Plan that will benefit future periods, such as relocation costs, will be expensed in the periods incurred. All restructuring expenses incurred for the three and six months ended June 30, 2009 are detailed in the tables below. Additionally, future costs for the Fourth Quarter 2008 Restructuring Plan are estimated to be approximately $1.4 million, consisting primarily of future non-workforce related costs.

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment ("2009 Window and Door Consolidation Plan"). As a result we incurred restructuring costs, including impairment of the plants' fixed assets for the three and six months ended June 30, 2009. The detail of restructuring and impairment expenses incurred for the three and six months ended June 30, 2009 are noted in the tables below. Additional future costs for the 2009 Window and Door Consolidation Plan are estimated to be approximately $1.4 million, consisting primarily of future non-workforce related costs.

        The expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the three and six months ended June 30, 2009 for severance and other exit costs totaled $3.8 million and $9.4 million, respectively, and are included in restructuring costs in the condensed consolidated statement of operations. A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008 Restructuring Plan and the 2009 Window and Door Consolidation Plan, by reportable segment for the three and six months ended June 30, 2009 is as follows:

(In thousand)	Balance at March 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,929	$148	$(376)	$130	$1,831
Exit costs	3,875	1,281	(1,397)	334	4,093
Window and door profiles and mouldings products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,264	377	(974)	192	1,859
Exit costs	1	—	—	—	1
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	1,717	(111)	(11)	1,595
Outdoor building products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	906	162	(895)	193	366
Outdoor Storage Plan:
Involuntary termination benefits	346	—	(87)	(54)	205
Exit costs	3,403	117	(117)	282	3,685
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	32	13	(45)	—	—

Total	$12,756	$3,815	$(4,002)	$1,066	$13,635

(In thousand)	Balance at December 31, 2008	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$3,246	$264	$(1,721)	$42	$1,831
Exit costs	4,185	3,202	(3,496)	202	4,093
Window and door profiles and mouldings products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,472	1,578	(1,446)	255	1,859
Exit costs	1	—	—	—	1
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	1,717	(111)	(11)	1,595
Outdoor building products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,283	571	(1,647)	159	366
Exit costs	—	—	—	—	—
Outdoor Storage Plan:
Involuntary termination benefits	523	122	(238)	(202)	205
Exit costs	1,779	1,886	(117)	137	3,685
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	45	(45)	—	—
Exit costs	—	—	—	—	—

Total	$12,489	$9,385	$(8,821)	$582	$13,635

(In thousand)	Three and Six Months Ended June 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Impairment of long-lived assets	$478
Window and door profiles and mouldings products
2009 Window and Door Consolidation Plan:
Impairment of long-lived assets	15,712

Total	$16,190

        In the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to restructure our businesses and improve and sustain profitability for the long-term. For the three and six months ended June 30, 2009, we incurred nil and $2.5 million, respectively, related to fees paid to these consultants to advise us on the restructuring strategies noted above which are included in restructuring costs in the condensed consolidated statements of operations.

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

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivable on a revolving basis through a wholly owned subsidiary to a third party (the "New Securitization"). This wholly owned subsidiary is funded through advances on sold trade receivables and collections of these trade receivables and its activities are exclusively related to the New Securitization. Under the New Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As collections reduce accounts receivable included in the pool, we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million, as permitted by the New Securitization. While the New Securitization adds the ability to sell an undivided percentage ownership in a certain defined pool of Canadian trade accounts receivable, we are in the process of establishing the administrative procedures and at June 30, 2009 we had not commenced the sale of Canadian trade accounts receivable. The New Securitization agreement expires on March 13, 2011. At June 30, 2009, the unpaid balance of accounts receivable in the defined pool was approximately $141.1 million and the balance of receivables sold was $87.8 million.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants (as discussed in Note 9), set forth in the related agreements. As of June 30, 2009, we were in compliance with all such covenants (see Note 9 regarding continued compliance with the senior secured credit facility covenants as such compliance will impact the continued availability of the New Securitization). If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

6.     INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	June 30, 2009	December 31, 2008
Raw materials, work-in-progress, and supplies	$87,610	$94,618
Finished goods	122,170	145,581

Inventories	$209,780	$240,199

7.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Machinery and equipment	$1,337,200	$1,328,701
Land and land improvements	86,884	86,167
Buildings	199,874	197,481
Construction-in-progress	35,329	33,036

Property, plant and equipment, at cost	1,659,287	1,645,385
Accumulated depreciation	935,355	884,625

Property, plant and equipment, net	$723,932	$760,760

8.     OTHER ASSETS, NET AND GOODWILL AND OTHER INTANGIBLE ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Advances for long-term purchase contracts	$76,283	$85,310
Investment in joint ventures	14,412	16,104
Deferred financing costs, net	38,685	42,167
Long-term receivables	3,892	3,640
Other	5,347	3,422

Total other assets, net	$138,619	$150,643

        In connection with the amendments to our senior secured credit facility to further increase our leverage ratio and to decrease our interest coverage ratio covenants for all of 2009 and our new asset securitization program, we incurred $27.2 million of additional deferred financing costs, of which $5.3 was accrued as of December 31, 2008. Also, in connection with the fifth amendment to our senior secured credit facility, on March 16, 2009 we wrote off $21.4 million of deferred financing costs as part of the gain on substantial modification of debt (see Note 9, "Long-Term Debt").

        Goodwill.    At June 30, 2009, we had goodwill of $173.9 million, $18.2 million and $1.7 million in our Chlorovinyls, Window & Door and Mouldings and Outdoor Building Products segments, respectively, with the changes from December 31, 2008 resulting from foreign currency translation adjustments. At December 31, 2008, we had goodwill of $169.1 million, $18.2 million and $1.7 million in our Chlorovinyls, Window & Door and Mouldings and Outdoor Building Products segments, respectively.

        Assets Held-For-Sale.    Assets held for sale includes real estate totaling $1.4 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively.

        Indefinite-lived intangible assets-trade names.    At June 30, 2009 and December 31, 2008, we had trade name assets related to the acquisition of Royal Group of $4.3 million and $4.2 million, respectively.

        Finite-lived intangible assets.    The following represents the summary of finite-lived intangible assets as of June 30, 2009 and December 31, 2008. Total estimated amortization expense for the next five fiscal years is approximately $1.0 million per year.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at June 30, 2009:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at June 30, 2009:
Customer relationships	(124)	(4,699)	(4,823)
Technology	—	(5,669)	(5,669)

Total	(124)	(10,368)	(10,492)
Foreign currency translation adjustment at June 30, 2009:
Customer relationships	(75)	(1,683)	(1,758)
Technology	—	—	—

Total	(75)	(1,683)	(1,758)
Net carrying amounts at June 30, 2009:
Customer relationships	—	5,040	5,040
Technology	—	6,198	6,198

Total	$—	$11,238	$11,238

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2008:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2008:
Customer relationships	(124)	(4,530)	(4,654)
Technology	—	(5,334)	(5,334)

Total	(124)	(9,864)	(9,988)
Foreign currency translation adjustment and other at December 31, 2008:
Customer relationships	(75)	(1,677)	(1,752)
Technology	—	—	—

Total	(75)	(1,677)	(1,752)
Net carrying amounts at December 31, 2008:
Customer relationships	—	5,215	5,215
Technology	—	6,533	6,533

Total	$—	$11,748	$11,748

        Finite-lived intangible assets amortization expense for the three and six months ended June 30, 2009 and 2008 was as follows:

(In thousands)	June 30, 2009	June 30, 2008
For the three months ended	$252	$1,191
For the six months ended	504	2,390

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	June 30, 2009	December 31, 2008
Senior Secured Credit Facility:
Revolving credit facility expires 2011	$227,810	$125,762
Term loan B due 2013	210,813	350,350
7.125% notes due 2013	100,000	100,000
9.5% senior notes due 2014	497,421	497,240
10.75% senior subordinated notes due 2016	197,514	197,407
Lease financing obligation	96,341	91,473
Other	14,919	31,918

Total debt	$1,344,818	$1,394,150
Less current portion	(55,760)	(56,843)

Long-term debt	$1,289,058	$1,337,307

        The current portion of long-term debt includes $52.2 million on our revolving credit facility based on our estimate of the amount we will pay down over the next twelve months, as well as $3.5 million of principal on our term loan B, which we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of June 30, 2009.

        At June 30, 2009 and December 31, 2008, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million (as adjusted by the fifth amendment to our senior secured credit facility as described below) and $375.0 million, respectively. At June 30, 2009 we had $7.7 million of revolving credit facility availability net of outstanding letters of credit of $64.5 million and current borrowings of $227.8 million and the $75 million reserve described below. At June 30, 2009, the availability was subject to restrictive covenants requiring compliance with a maximum leverage ratio, a trailing twelve-month minimum consolidated EBITDA covenant and minimum interest coverage ratio. In addition, of the $227.8 million revolver borrowings and $64.5 million of letters of credit outstanding under the revolving credit facility at June 30, 2009, $20.0 million relates to the commitment of Lehman Brothers, Inc, an entity that has filed for bankruptcy. Lehman Brothers, Inc. represents approximately $25.0 million of our total senior secured credit facility commitments. Debt under the senior secured credit facility is secured by a majority of our consolidated assets, including real and personal property, inventory, accounts receivable and other intangibles. At June 30, 2009, we had about $112.0 million of liquidity, consisting of $104.3 million of cash and $7.7 million of revolving credit availability.

        Under our senior secured credit facility and our new asset securitization agreement, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. In September 2008 we began executing a series of amendments (the fourth through eighth amendments) to our senior secured credit facility to allow us more flexibility to improve our capital structure for the future. Commencing in March 2009, these amendments also permitted us to withhold about $38.0 million in aggregate interest on our 7.125 percent, 9.5 percent, and 10.75 percent notes, which constituted defaults under the related indentures, in connection with the debt exchange detailed below. During this time we also obtained forbearances from certain of the note holders with respect to the withheld interest payments and the related defaults.

        The Fifth Amendment to the senior secured credit facility was accounted for as an extinguishment of the Term loan B in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). As required by EITF 96-19, due to the fact that the Fifth Amendment and the Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term loan B and the carrying value of the original Term loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain on substantial modification of debt in the condensed consolidated statement of operations for the six months ended June 30, 2009. The difference between the fair value and the carrying value of the Term loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term loan B.

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

        The $142.3 million Term loan B debt discount is being accreted as interest expense through 2013, the maturity date of the Term loan B. As of June 30, 2009, the unamortized balance of the debt discount was $137.7 million. During the three and six months ended June 30, 2009, we recorded additional interest expense of $4.0 million and $4.6 million, respectively, related to the accretion of the debt discount associated with the amended Term loan B. As of June 30, 2009, the principal amount of the Term loan B is $348.6 million.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million, or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, the Company issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, the Company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. Currently, approximately $10.0 million of principal amount of notes, contractually committed to be exchanged, had not been delivered.

        On July 2, 2009, we filed a current report on Form 8-K to update the historical financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, to among other items, add footnote 23 to the consolidated financial statements to address the uncertainty about our ability to continue as a going concern since as of that date there was substantial doubt about our ability to continue as a going concern. This substantial doubt arose because in connection with the exchange offers discussed above, we withheld about $38.0 million in aggregate interest on our 7.125 percent, 9.5 percent, and 10.75 percent notes, which constituted defaults under the related indentures. While we withheld the interest payment we obtained a series of amendments to our senior credit facility and obtained forbearances from certain of the note holders with respect to the withheld interest payments and the related defaults. Until we completed the exchange offers, there was uncertainty as to whether or not there would be an acceleration of indebtedness under any issue of the notes, which would have constituted cross defaults under the other note issues, our senior secured credit facility and our New Asset Securitization agreement. In the event we were not able to negotiate acceptable terms for and complete the exchange offers or obtain requisite future forbearances, we would have been required to explore alternatives, which could have included a potential reorganization or restructuring under the bankruptcy laws.

        On July 29, 2009, the Company announced the completion of its debt for equity exchange offers and a long-term bank amendment to its senior secured credit facility. As a result, management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned senior secured credit facility amendment, the exchange offers, cash flow from operations, together with our cash and cash equivalents of $104.3 million and the availability to borrow an additional $7.7 million under the revolving credit facility at June 30, 2009, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements, meet the restrictive covenants and comply with the financial ratios of the senior secured credit facility and therefore the factors that gave rise to the substantial doubt about the Company's ability to continue as a going concern have been remediated. As of June 30, 2009, the Company is in compliance with all required debt covenants.

        The ninth amendment to our senior secured agreement adjusts the financial covenants to reflect current market conditions as well as the impact of the private debt exchange offers. The maximum leverage ratios and minimum interest covenant ratios were adjusted favorably for the Company through October 1, 2011. The amendment added a new minimum fixed charge coverage ratio covenant and a maximum senior secured leverage ratio covenant, and eliminated the minimum EBITDA covenant. The capital expenditure limitations established by the amendment are $45.0 million in 2010 and 2011 and thereafter are $50.0 million per year. Our 2009 capital expenditures limit is $35.0 million. The amendment also allows us to use 50 percent of the first $45.0 million of net cash proceeds from asset dispositions to make additional capital expenditures, subject to certain annual limitations and minimum EBITDA requirements. The amendment replaced the $75.0 million minimum revolver availability requirement by permanently reducing the aggregate revolving commitments from $375.0 million to $300.0 million. Concurrently, we entered into an amendment to our new securitization agreement to conform the covenants to those in the ninth amendment to our senior secured credit facility.

        Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather then a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at June 30, 2009 are $3.1 million in 2009, $6.2 million in 2010, $6.4 million in 2011, $6.5 million in 2012, $6.7 million in 2013, and $22.4 million thereafter. The change in the future minimum lease payments from the December 31, 2008 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the six months ended June 30, 2009.

10.   COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In October 2004, the United States Environmental Protection Agency ("USEPA") notified us that we have been identified as a potentially responsible party for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand potentially responsible parties, ("PRPs"), have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other potentially responsible parties that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we are required to pay $63,771 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement has now been approved by USEPA and payment of the $63,771 settlement amount was made during the quarter ended June 30, 2009.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $2.2 million accrual in non-current liabilities at June 30, 2009.

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

11.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates, foreign currency exchange rates and commodity prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets. We do not enter into derivative financial instruments for speculative or trading purposes.

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

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset recorded to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contracts was a $0.2 million current liability at June 30, 2009. This amount reflects what we currently expect to be reflected in our our operating results once our contracts are settled. The latest settlement date of these contracts is September of 2009. We do not expect any hedge ineffectiveness and thus no related impact to operating results. At December 31, 2008, fair value of our natural gas swap contracts was a current asset of $0.2 million.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At June 30, 2009 and December 31, 2008, we had an interest rate swap designated as a cash flow hedge of underlying floating rate debt obligations, with a current liability of $1.5 million and $2.9 million, respectively. Our outstanding interest rate swap hedge at June 30, 2009 has an expiration date of November 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income ("AOCI") until the underlying interest payment affects income. The amount in our current liability reflects what we currently expect to be reflected in our results of operations once the interest rate swap is settled. Our interest rate swap contract is expected to settle in November 2009. We do not expect any hedge ineffectiveness and thus no related impact to operating results. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the six months ended June 30, 2009 and 2008, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

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

        EITF Issue No. 03-6 also requires companies with participating securities to calculate diluted earnings per share using the two class method in accordance with the provisions of SFAS No. 128 Earnings Per Share ("SFAS No. 128"). The two-class method requires the denominator to include the weighted average restricted stock along with the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the anti-dilution provisions of SFAS No. 128. EITF Issue No. 03-6 has been retroactively applied for all periods presented.

        The following table presents the computation of basic and diluted (loss) earnings per share:

	Three months ended June 30,
Basic and Diluted (Loss) Earnings Per Share—Two-class Method	2009(a)	2008
In thousands, except per share data
Basic (Loss) earnings per share
Undistributed (loss) income	$(2,951)	$25,146
Restricted stock ownership	—%	1%

Restricted stock interest on undistributed income	$—	$308

Weighted average restricted shares—Basic	10	17
Total restricted shareholders basic earnings (loss) per share	$—	$18.01
Undistributed (loss) income	$(2,951)	$25,146
Common stock ownership	100%	99%

Common stockholders interest in undistributed (loss) income	$(2,951)	$24,838

Weighted average common shares—Basic	1,385	1,379
Total common shareholders basic (loss) earnings per share	$(2.13)	$18.01

Diluted (Loss) Earnings per share
Common stockholders interest in undistributed (loss) income	$(2,951)	$24,838
Add: Undistributed earnings (loss)—restricted stock	—	308

Undistributed (loss) income used in diluted earnings per share	$(2,951)	$25,146

Weighted average common shares—basic	1,385	1,379
Weighted average restricted shares-basic	—	17

Weighted average shares—diluted	1,385	1,396

Total diluted (loss) earnings per share	$(2.13)	$18.01

	Six months ended June 30,
Basic and Diluted Earnings (Loss) Per Share—Two-class Method	2009	2008(a)
In thousands, except per share data
Basic Earnings (Loss) per share
Undistributed income (loss)	$45,333	$(47,139)
Restricted stock ownership	1%	—%

Restricted stock interest on undistributed income	$385	$—

Weighted average restricted shares—Basic	12	16
Total restricted shareholders basic earnings (loss) per share	$32.50	$—
Undistributed income (loss)	$45,333	$(47,139)
Common stock ownership	99%	100%

Common stockholders interest in undistributed income (loss)	$44,948	$(47,139)

Weighted average common shares—Basic	1,383	1.378
Total common shareholders basic earnings (loss) per share	$32.50	$(34.21)

Diluted Earnings (Loss) per share
Common stockholders interest in undistributed income (loss)	$44,948	$(47,139)
Add: Undistributed earnings (loss)—restricted stock	385	—

Undistributed income (loss) used in diluted earnings per share	$45,333	$(47,139)

Weighted average common shares—basic	1,383	1,378
Weighted average restricted shares-basic	12	—
Stock Options	5	—

Weighted average shares—diluted	1,400	1,378

Total diluted earnings (loss) per share	$32.38	$(34.21)

(a)
In accordance with EITF Issue No. 03-6, undistributed losses have been entirely allocated to the common stockholders and corresponding common stockholders basic and diluted loss per share due to the fact that the restricted stock owners are not contractually obligated to share in the losses of the Company.

        Diluted earnings (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options are included in the diluted earnings per share calculation using the treasury stock method. Options to purchase 0.2 million shares of common stock were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect for the six months ended June 30, 2009. In computing diluted earnings per share for the three months ended June 30, 2009 and the six months ended June 30, 2008, all common stock equivalents were excluded as a result of their anti-dilutive effect. Options to purchase 0.1 million shares of common stock were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect for the three months ended June 30, 2008.

13.   STOCK-BASED COMPENSATION

        Under the 1998 and 2002 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 280,000 shares of our common stock to employees and non-employee directors. As of June 30, 2009, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    For the six months ended June 30, 2009 and 2008, we granted options to purchase 50,708 and 31,125 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

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

	Stock Option Grants six months ended June 30,
	2009	2008
Grant date fair value	$17.02	$57.75
Assumptions
Risk-free interest rate	2.12%	2.86%
Expected life	6.0 years	6.0 years
Expected volatility	100%	53%
Expected dividend yield	0.00%	4.79%

        A summary of stock option activity under all plans for the six months ended June 30, 2009, is as follows:

	Six months ended June 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2009	124,859	$536.58
Granted	50,708	21.46
Exercised	—
Forfeited	(563)	122.27
Expired	(4,184)	1,065.20
Outstanding on June 30, 2009	170,820	372.38	6.8	$—
Vested or expected to vest at June 30, 2009	169,722	374.12	6.8	—
Exercisable on June 30, 2009	89,380	620.50	4.6	—
Shares available on June 30, 2009 for options that may be granted	13,390

        Compensation expense, net of tax, for the six months ended June 30, 2009 and 2008 from stock options was approximately $1.4 million and $0.7 million, respectively.

        Restricted and Deferred Stock.    During the six months ended June 30, 2009 and 2008, we granted nil and 10,791 shares of restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units and restricted stock vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the six months ended June 30, 2009 and 2008 was nil and $169.25, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the six months ended June 30, 2009 and 2008 from restricted stock units, restricted stock and deferred stock units was $0.6 million and $0.8 million, respectively. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Six months ended June 30, 2009
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2009	17,927		$330.57
Granted	—		—
Vested	(7,401)		386.09
Forfeited	(113)		228.78

Outstanding on June 30, 2009	10,413	1.0 years	$292.18	$7

Vested or expected to vest at June 30, 2009	10,224	1.0 years	$295.99	$6

        As of June 30, 2009 and 2008, we had approximately $2.7 million and $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $5.3 million and $6.6 million, respectively. For additional information about our share-based payment awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our July 2, 2009 Form 8-K.

14.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit cost for all of our pension plans:

	Three months ended June 30,		Six months ended June 30,
In thousands	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$74	$1,379	$1,273	$2,757
Interest cost	1,927	1,868	3,822	3,735
Expected return on assets	(2,137)	(2,760)	(4,223)	(5,519)
Amortization of:
Prior service credit	—	—	(129)	—
Curtailment gain	—	(132)	(4,302)	(264)
Actuarial loss (gain)	218	(3)	926	(6)

Total net periodic benefit (income) costs	$82	$352	$(2,633)	$703

        Our major assumptions used to determine the net periodic benefit cost for our U.S. pension plans are presented as follows:

	Six months ended June 30,
	2009	2008
Discount rate	6.50%	6.25%
Expected return on assets	8.75%	8.00%
Rate of compensation increase	4.51%	4.26%

        In February 2009, upon approval by the Compensation Committee of the Board of Directors, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. As a result, we recognized a $4.3 million curtailment gain for the six months ended June 30, 2009. In addition, as a result of freezing the pension benefits on March 31, 2009, we changed the amortization methodology for gains and losses from the average expected future service period for active plan participants to the average expected future lifetime for all plan participants. This change in amortization method will decrease pension costs from April 1, 2009 through December 31, 2009 by approximately $1.5 million.

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, the Compensation Committee of the Board of Directors also approved the wind up of the Canadian Pension and Other Post-retirement Benefits Plans. As a result, a curtailment gain of approximately $2.0 million will be recognized during the third quarter of 2009 when the remaining employees are released and the plant decommissioning is complete.

        For the three and six months ended June 30, 2009, we made no contributions to the U.S. pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the six months ended June 30, 2009 and 2008 of approximately $0.4 million and $0.1 million, respectively.

15.   COMPREHENSIVE INCOME (LOSS) INFORMATION

        Our comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by SFAS No. 158. The components of accumulated other comprehensive income (loss) and total comprehensive income (loss) are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	June 30, 2009	December 31, 2008
Unrealized losses on derivative contracts	$(1,032)	$(1,661)
Pension liability adjustment including affect of SFAS No. 158	(18,194)	(18,908)
Cumulative currency translation adjustment	1,121	(6,686)

Accumulated other comprehensive loss	$(18,105)	$(27,255)

        The components of total comprehensive income (loss) are as follows:

Total comprehensive income (loss)

	Three months ended June 30,		Six months ended June 30,
In thousands	2009	2008	2009	2008
Net (loss) income	$(2,951)	$27,941	$45,333	$(41,551)
Unrealized losses on derivative contracts	1,862	1,937	629	(89)
Pension liability adjustment including affect of SFAS No. 158	478	(80)	714	(101)
Cumulative currency translation adjustment	12,380	2,349	7,807	(9,670)

Total comprehensive income (loss)	$11,769	$32,147	$54,483	$(51,411)

16.   INCOME TAXES

        Our effective income tax rates for the three and six months ended June 30, 2009 were 92.0 percent and negative 97.1 percent, respectively, as compared to 10.8 percent and 10.2 percent, as reported for the three and six months ended June 30, 2008, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid on in May 2009 resulting in significant state income tax credits being generated in 2009. The credits do not expire. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our July 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the SFAS No. 109, Accounting for Income Taxes, criteria to allow us to realize such benefits.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. In the first quarter of 2008 we recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carry forwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to release a letter of credit in favor of the trustee for the Quebec Trust of Canadian $44.0 million.

        Subsequent to the issuance of our interim financial statements for the period ended March 31, 2008, we identified a computational error in the calculation of the estimated 2008 effective income tax rate for our U.S. operations. This error resulted in an understatement of the previously reported income tax benefit for the quarter ended March 31, 2008 of $4.4 million ($0.13 per share) and an equal offsetting understatement of income tax expense for the three months ended June 30, 2008, the period in which the error was identified and corrected. We have evaluated this error in accordance with the pertinent GAAP guidance and determined that the impact of the $4.4 million adjustment, which was corrected during the quarter ended June 30, 2008, was not material to our condensed consolidated balance sheet as of March 31, 2008 or our condensed consolidated statement of operations for the three months ended March 31, 2008 and June 30, 2008.

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

        Our interest rate swaps and natural gas swap contracts are fair valued with Level 2 inputs. For further details concerning our derivative instruments, refer to Note 11, "Hedging Transactions and Derivative Financial Instruments."

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt, interest rate swaps and natural gas swaps as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
7.125% senior notes due 2013	$100,000	$28,000	$100,000	$30,000
9.5% senior notes due 2014	497,421	154,201	497,240	152,500
10.75% senior subordinated notes due 2016	197,514	19,258	197,407	48,000
Level 2
Long-term debt:
Revolving credit facility expires 2011	227,810	180,767	125,762	89,920
Term loan B due 2013	210,813	281,134	350,350	229,479
Derivative instruments:
Interest rate swap contracts	(1,492)	(1,492)	(2,850)	(2,850)
Natural gas swap contracts	(168)	(168)	179	179

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

        The accounting polices of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2008 and as reissued in our July 2, 2009 Form 8-K.

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Three months ended June 30, 2009:
Net sales	$232,045	$75,953	$92,389	$123,956	$—	$524,343
Intersegment revenues	71,398	—	588	50	(72,036)	—
Long-lived asset impairment charges	478	—	15,712	—	—	16,190
Restructuring costs	1,432	—	2,102	281	—	3,815
(Gain) loss on sale of assets, net	—	—	(24)	24	—	—
Operating (loss) income	24,376	7,888	(15,984)	8,381	(19,531)	5,130
Depreciation and amortization	14,520	1,124	6,911	2,831	3,350	28,736
Three months ended June 30, 2008:
Net sales	$401,793	$162,652	$118,308	$167,090	$—	$849,843
Intersegment revenues	92,073	—	397	—	(92,470)	—
Long-lived asset impairment charges	29	—	75	87	—	191
Restructuring costs	1,265	—	123	60	—	1,448
(Gain) loss on sale of assets, net	(2,325)	—	(34)	(82)	(28,830)	(31,271)
Operating (loss) income	38,793	(3,053)	(1,559)	5,165	23,756	63,102
Depreciation and amortization	18,401	1,569	11,722	3,797	1,732	37,221

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Six months ended June 30, 2009:
Net sales	$473,783	$127,458	$143,074	$187,359	$—	$931,674
Intersegment revenues	111,179	—	802	50	(112,031)	—
Long-lived asset impairment charges	478	—	15,712	—	—	16,190
Restructuring costs	3,474	—	3,316	2,595	2,468	11,853
(Gain) loss on sale of assets, net	—	—	(24)	86	—	62
Operating (loss) income	44,892	8,362	(33,536)	(8,346)	(31,947)	(20,575)
Depreciation and amortization	30,671	2,259	13,734	5,471	7,317	59,452
Six months ended June 30, 2008:
Net sales	$742,970	$350,661	$204,077	$264,596	$—	$1,562,304
Intersegment revenues	135,770	—	1,890	1,731	(139,391)	—
Long-lived asset impairment charges	15,979	—	75	125	—	16,179
Restructuring costs	1,711	—	1,208	4,670	—	7,589
(Gain) loss on sale of assets, net	(1,702)	—	1,270	1,947	(28,830)	(27,315)
Operating (loss) income	36,691	(2,826)	(15,382)	(14,810)	14,662	18,335
Depreciation and amortization	37,955	3,292	23,428	7,900	3,449	76,024

19.   SUBSEQUENT EVENTS

        On July 28, 2009 we effected a 1-for-25 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented. The par value of the stock remained at $0.01 per share. Accordingly, adjustments from paid-in capital to common stock were made to preserve the par value of the post-split shares.

        On July 29, 2009, we consummated a private exchange of our equity securities for approximately $736.0 million, or 92.0 percent, in aggregate principal amount of our outstanding 7.125 percent Senior Notes due 2013 (the "2013 notes"), 9.5 percent Senior Notes due 2014 (the "2014 notes"), and 10.75 percent Subordinated Notes due 2016 (the "2016 notes"). The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, the Company issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, the Company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. Currently approximately $10.0 million of principal amount of notes, contractually committed to be exchanged, had not been delivered. The cancellation of debt impact of this debt for equity exchange has not been reflected in the operating results for the three or six months ended June 30, 2009.

        In conjunction with the debt exchange we implemented the 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares.

        In conjunction with the acceptance of the private debt exchange offers, we obtained an amendment to our senior secured credit agreement that adjusts the financial covenants to reflect current market conditions as well as the impact of the private debt exchanges. The maximum leverage ratios and minimum interest covenant ratios were adjusted favorably for the Company through the term of the revolving credit facility. The amendment added a new minimum fixed charge coverage ratio covenant and a maximum senior secured leverage ratio covenant, and eliminated the minimum Consolidated EBITDA covenant. The capital expenditure limitations established by the amendment are $45.0 million in 2010 and $50.0 million per year thereafter. The amendment also allows us to use 50 percent of the first $45.0 million of net cash proceeds from asset dispositions to make additional capital expenditures, subject to certain annual limitations and minimum EBITDA requirements. The amendment replaced the $75.0 million minimum revolver availability requirement by permanently reducing the aggregate revolving commitments from $375.0 million to $300.0 million.

        In connection with the exchange offers, our Board of Directors has approved, and will recommend for approval by our stockholders, an amendment to our charter to increase the number of shares of common stock to 100 million and a new equity incentive plan for the issuance of equity awards of the Company's common shares to Company employees. Upon approval of the charter amendment to increase the number of authorized common shares, the shares of convertible preferred stock issued in the exchange offers will automatically convert into shares of the Company's common stock on a one-for-one basis.

        We have evaluated subsequent events through August 10, 2009 as such date is the last reasonably practical date prior to the issuance of these financial statements.

20.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indentures for our unsecured 7.125 percent senior notes, our unsecured 9.5 percent senior notes, and our unsecured 10.75 percent senior subordinated notes are guaranteed by Great River Oil & Gas Corporation, Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, and Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc. and Royal Window Coverings (USA) LP, all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheets, statements of operations and statements of cash flows present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

        Provisions in our senior secured credit facility limit payment of dividends, distributions, loans and advances to us by our subsidiaries.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

June 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$26,306	$77,994	$—	$104,300
Receivables, net	24,100	280,272	199,628	(338,128)	165,872
Inventories	—	130,103	79,677	—	209,780
Prepaid expenses	3,969	33,218	5,316	—	42,503
Income tax receivable	(984)	3,352	1,580	—	3,948
Deferred income taxes	564	20,857	—	—	21,421

Total current assets	27,649	494,108	364,195	(338,128)	547,824
Property, plant and equipment, net	211	495,837	227,884	—	723,932
Long-term receivables—affiliates	392,740	—	—	(392,740)	—
Goodwill	—	97,571	96,197	—	193,768
Intangibles, net	—	13,392	2,114	—	15,506
Other assets, net	25,493	88,391	24,735	—	138,619
Non-current assets held-for-sale	—	1,363	—	—	1,363
Investment in subsidiaries	941,286	129,353	—	(1,070,639)	—

Total assets	$1,387,379	$1,320,015	$715,125	$(1,801,507)	$1,621,012

Current portion of long-term debt	$55,760	$—	$—	$—	$55,760
Accounts payable	259,733	126,325	42,587	(338,128)	90,517
Interest payable	54,263	—	536	—	54,799
Income tax payable	—	2,208	1,394	—	3,602
Accrued compensation	503	3,820	4,859	—	9,182
Liability for unrecognized income tax benefits and other tax reserves	—	3,453	5,650	—	9,103
Other accrued liabilities	2,228	19,037	32,532	—	53,797

Total current liabilities	372,487	154,843	87,558	(338,128)	276,760
Long-term debt, less current portion	1,090,871	67	198,120	—	1,289,058
Long-term payables—affiliates	—	—	392,740	(392,740)	—
Liability for unrecognized income tax benefits	—	6,558	49,808	—	56,366
Deferred income taxes	4,888	44,286	619	—	49,793
Other non-current liabilities	4,595	27,256	2,646	—	34,497

Total liabilities	1,472,841	233,010	731,491	(730,868)	1,706,474

Total stockholders' deficit	(85,462)	1,087,005	(16,366)	(1,070,639)	(85,462)

Total liabilities and stockholders' deficit	$1,387,379	$1,320,015	$715,125	$(1,801,507)	$1,621,012

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended June 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,806	$411,093	$151,239	$(41,795)	$524,343
Operating costs and expenses:
Cost of sales	11	357,717	128,732	(37,499)	448,961
Selling, general and administrative expenses	14,800	22,305	17,438	(4,296)	50,247
Long-lived asset impairment charges	—	7,166	9,024	—	16,190
Restructuring costs	—	230	3,585		3,815
(Gain) Loss on sale of assets, net		(2)	2		—

Total operating costs and expenses	14,811	387,416	158,781	(41,795)	519,213

Operating income (loss)	(11,005)	23,677	(7,542)	—	5,130
Other income (expense):
Gain on the substantial modification of debt	—	—	—	—	—
Interest expense, net	(42,538)	6,328	(5,137)	—	(41,347)
Foreign exchange gain (loss)	15	43	(1,013)	—	(955)
Equity in income of subsidiaries	4,184	(3,998)	—	(186)	—
Intercompany interest income (expense)	1,602	—	(1,602)	—	—

(Loss) income from continuing operations before income taxes	(47,742)	26,050	(15,294)	(186)	(37,172)
Provision (benefit) for income taxes	(44,791)	9,306	1,264	—	(34,221)

Net income (loss)	$(2,951)	$16,744	$(16,558)	$(186)	$(2,951)

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Six Months Ended June 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$7,647	$764,807	$227,470	$(68,250)	$931,674
Operating costs and expenses:
Cost of sales	9	690,804	209,998	(59,528)	841,283
Selling, general and administrative expenses	20,384	40,962	30,237	(8,722)	82,861
Long-lived asset impairment charges	—	7,166	9,024	—	16,190
Restructuring costs	2,468	324	9,061		11,853
(Gain) Loss on sale of assets		(2)	64		62

Total operating costs and expenses	22,861	739,254	258,384	(68,250)	952,249

Operating income (loss)	(15,214)	25,553	(30,914)	—	(20,575)
Other income (expense):
Gain on the substantial modification of debt	121,700	—	(667)	—	121,033
Interest expense, net	(79,961)	11,900	(8,458)	—	(76,519)
Foreign exchange gain (loss)	(17)	43	(959)	—	(933)
Equity in income of subsidiaries	(13,679)	(9,915)	—	23,594	—
Intercompany interest income (expense)	4,007	—	(4,007)	—	—

(Loss) income from continuing operations before income taxes	16,836	27,581	(45,005)	23,594	23,006
Provision (benefit) for income taxes	(28,497)	3,594	2,576	—	(22,327)

Net income (loss)	$45,333	$23,987	$(47,581)	$23,594	$45,333

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Six Months Ended June 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) operating activities	$43,558	$(8,324)	$(55,263)	$—	$(20,029)

Cash from investing activities:
Proceeds from insurance recoveries	—	1,781	199	—	1,980
Capital expenditures	—	(16,850)	(1,535)	—	(18,385)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	878	—	878

Net cash (used in) provided by investing activities	—	(15,069)	(458)	—	(15,527)
Cash from financing activities:
Net change in revolving line of credit	201	—	97,949	—	98,150
Long-term debt payments	(18,792)	—	—	—	(18,792)
Purchase and retirement of common stock	(25)	—	—	—	(25)
Fees paid to amend debt	(24,942)	—	(4,719)	—	(29,661)
Repayment of capital lease	—	(26)	—	—	(26)

Net cash provided by financing activities	(43,558)	(26)	93,230	—	49,646

Effect of exchange rate changes on cash	—	—	235	—	235

Net change in cash and cash equivalents	—	(23,419)	37,744	—	14,325
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$26,305	$77,995	$—	$104,300

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

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the three and six month periods ended June 30, 2009 and 2008, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Net sales	$524.3	100%	$849.8	100%	$931.7	100%	$1,562.3	100.0%
Cost of sales	449.0	85.6%	777.7	91.5%	841.3	90.3%	1,461.1	93.5%

Gross margin	75.3	14.4%	72.1	8.5%	90.4	9.7%	101.2	6.5%
Selling, general and administrative expense	50.2	9.6%	38.6	4.6%	82.9	8.9%	86.4	5.6%
Long-lived asset impairment charges	16.2	3.1%	0.2	0.0%	16.2	1.7%	16.2	1.0%
Restructuring costs	3.8	0.7%	1.5	0.2%	11.9	1.3%	7.6	0.5%
Gain on sale of assets	—	—%	(31.3)	(3.7)%	—	—%	(27.3)	(1.8)%

Operating income (loss)	5.1	1.0%	63.1	7.4%	(20.6)	(2.2)%	18.3	1.2%
Gain on substantial modification of debt	—	—%	—	—%	121.0	13.0%	—	—%
Net interest expense	(41.3)	(7.9)%	(33.2)	(3.9)%	(76.5)	(8.2)%	(65.9)	(4.2)%
Foreign exchange (loss) gain	(1.0)	(0.2)%	1.4	0.2%	(0.9)	(0.1)%	1.3	0.1%
Benefit from (provision for) income taxes	34.2	6.5%	(3.4)	(0.4)%	22.3	2.4%	4.7	0.3%

Net (loss) income	$(3.0)	(0.6)%	$27.9	3.3%	$45.3	4.9%	$(41.6)	(2.6)%

        The following table sets forth certain financial data by reportable segment for the three and six month periods ended June 30, 2009 and 2008, and the percentage of total net sales or gross margin by segment for each line item.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Net sales
Chlorovinyls products	$232.0	44.3%	$401.8	47.3%	$473.8	50.8%	$743.0	47.6%
Window and door profiles and mouldings products	92.4	17.6%	118.3	13.9%	143.1	15.4%	204.1	13.1%
Outdoor building products	124.0	23.6%	167.1	19.7%	187.4	20.1%	264.6	16.9%
Aromatics products	75.9	14.5%	162.6	19.1%	127.4	13.7%	350.6	22.4%

Total net sales	$524.3	100.0%	$849.8	100.0%	$931.7	100.0%	$1,562.3	100.0%

Gross margin
Chlorovinyls products	$35.0	15.1%	$45.8	11.4%	$59.5	12.6%	$70.1	9.4%
Window and door profiles and mouldings products	11.8	12.8%	10.0	8.5%	4.8	3.4%	10.5	5.1%
Outdoor building products	19.8	16.0%	18.5	11.1%	16.0	8.5%	21.7	8.2%
Aromatics products	8.7	11.5%	(2.2)	(1.4)%	10.1	7.9%	(1.1)	(0.3)%

Total gross margin	$75.3	14.4%	$72.1	8.5%	$90.4	9.7%	$101.2	6.5%

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

        Net Sales.    For the three months ended June 30, 2009, net sales totaled $524.3 million, a decrease of 38 percent compared to $849.8 million for the same quarter last year. This decrease was primarily a result of decreases in our overall sales price and volume of 29 percent and 13 percent, respectively. Our overall average sales price decrease is largely a result of decreases in the prices of vinyl resins and all of our aromatics products and an unfavorable currency impact. The sales price decreases reflect lower costs for our raw materials and natural gas. Our overall sales volume decrease is mainly attributable to a decrease in demand in North America for vinyl resins, which, in turn, is attributable to the seasonally adjusted annual U.S housing starts rate decreasing 46 percent from June of 2008 to June of this year.

        Chlorovinyls segment net sales totaled $232.0 million for the three months ended June 30, 2009, a decrease of 42 percent compared to net sales of $401.8 million for the same period last year. Our overall average sales price and volume decreased 33 percent and 14 percent, respectively. Our overall average sales price decrease is primarily a result of decreases in the prices of vinyl resins of 43 percent and caustic soda of 36 percent. The vinyl resins sales price decrease reflects lower prices for the feedstock ethylene and natural gas. The caustic soda sales price decrease reflects an increase in supply resulting from the higher demand for its co-product chlorine, a decrease in demand due to the economic crisis effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users and much higher than normal import volumes. Our overall chlorovinyls sales volume decreased primarily as a result of the decrease in our sales volumes in North America for vinyl resins of 19 percent and caustic soda of 47 percent. Our North American sales volume decrease was offset by an increase in exports for vinyl resins of 40 percent and caustic soda of 84 percent. North American vinyl resin industry sales volume declined 10 percent as a result of the domestic sales volume decrease of 11 percent, primarily due to the decline in U.S. housing and construction and a decrease in exports of 6 percent.

        Window and door profiles and mouldings products segment net sales totaled $92.4 million for the three months ended June 30, 2009, a decrease of 22 percent (17 percent decrease on a constant currency basis) compared to $118.3 million for the same period last year. Our overall sales volumes decreased 17 percent. North American industry wide vinyl resin extruded window and doors sales volumes declined substantially in the same period, reflecting the decline in U.S. housing. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the

U.S. dollar. During the second quarter of 2009, our window and door profiles and mouldings segment generated about 56 percent of its revenue in the U.S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $124.0 million for the three months ended June 30, 2009, a decrease of 26 percent (19 percent decrease on a constant currency basis) compared to $167.1 million for the same period last year. Our overall sales volumes decreased 12 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 10 percent, reflecting the decline in U.S. housing. In addition, sales in the second quarter of 2008 included about $11.0 million related to the outdoor storage business, a business we divested in 2008. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the second quarter of 2009, our outdoor building segment generated about 39 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $75.9 million for the three months ended June 30, 2009, a decrease of 53 percent compared to $162.6 million for the second quarter of 2008. Our overall average sales price decreased 47 percent as a result of decreases in the prices of cumene of 51 percent, phenol of 41 percent and acetone of 28 percent. The sales price decreases reflect lower costs for the feedstocks benzene and propylene. The North American phenol and acetone industry operating rate was approximately 52 percent for the second quarter of 2009, or down about 36 percent compared to the same period last year. The North American cumene industry operating rate was approximately 54 percent during second quarter of 2009, or about 24 percent lower than the same period last year. During the first quarter of 2009, a competitor announced the idling of a 1 billion pound cumene plant reducing North American cumene industry capacity by about 9 percent. Our overall aromatics sales volumes decreased 11 percent as a result of a decline in phenol of 50 percent and acetone of 72 percent. The phenol and acetone sales volume decrease is due to weak demand in North America caused primarily by the decline in the U.S. housing construction and automotive markets and reduced export sales. Our cumene sales volume increase of 46 percent reflects additional spot sales during the three months ended June 30, 2009.

        Gross Margin.    Total gross margin increased from 8.5 percent of sales for the three months ended June 30, 2008 to 14.4 percent of sales for the three months ended June 30, 2009. This $3.2 million increase is due to lower feedstock costs and natural gas costs and was partially offset by lower sales volumes and sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced decreases of 52 percent and 68 percent, respectively, from the second quarter of 2008 to the second quarter of 2009. We implemented several cost savings initiatives during 2008 including the permanent closure of our 450 million pound vinyl resin plant in Sarnia, Ontario and our 500 million pound vinyl resin plant in Oklahoma City, Oklahoma, resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $14.6 million in the second quarter of 2009 as compared to the second quarter of 2008.

        Chlorovinyls segment gross margin increased from 11.4 percent of sales for the three months ended June 30, 2008 to 15.1 percent of sales for the three months ended June 30, 2009. This margin increase primarily reflects a decrease in our raw materials and natural gas costs and cost savings initiatives implemented during 2008 partially offset by decreases in sales prices and volumes for most of our chlorovinyls products. Our overall raw materials and natural gas costs in the second quarter of 2009 decreased 61 percent compared to same quarter of 2008. Our chlorovinyls operating rate increased from about 72 percent for the second quarter of 2008 to about 79 percent for the second quarter of 2009. During 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin increased from 8.5 percent of sales for the three months ended June 30, 2008 to 12.8 percent of sales for the three months ended June 30,

2009. This $1.8 million increase primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from the second quarter of 2008 to the second quarter of 2009. During 2008, we reduced our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations. The window and door profiles and mouldings sales volume decrease is due to weak demand in North America reflecting the decline in the North America housing and construction markets.

        Outdoor building products segment gross margin increased from 11.1 percent of sales for the three months ended June 30, 2008 to 16.0 percent of sales for the three months ended June 30, 2009. This $1.3 million increase primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from the second quarter of 2008 to the second quarter of 2009. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business during first quarter of 2008, which also reduced our cost structure. The outdoor building products sales volume decrease is due to weak demand in North America reflecting the decline in the North America housing and construction markets.

        Aromatics segment gross margin increased from negative 1.4 percent of sales for three months ended June 30, 2008 to 11.5 percent of sales for the three months ended June 30, 2009. This $10.9 million increase from the same quarter last year is due primarily to decreases in our raw materials costs which more than offset decreases in our sales prices and volumes for most of our aromatics products. In addition, our gross margin improvement was driven by raw material prices rising throughout the quarter resulting in an inventory holding gain. Overall raw material costs decreased 57 percent primarily as a result of decreases in benzene and propylene costs from the second quarter of 2008 to the second quarter of 2009. Our aromatics segment shares certain maintenance, utilities, environmental and service costs, as well as selling, general and administrative costs with our chlorovinyls segment. For the three months ended June 30, 2009 and 2008 there was $1.4 million and $2.0 million, respectively, of these shared costs allocated to our aromatics segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $50.2 million for the three months ended June 30, 2009, a 30 percent increase from the $38.6 million for the three months ended June 30, 2008. This $11.6 million increase primarily reflects about $8.6 million for the services of several consultants to assist us in reducing overall indebtedness and related interest expense, performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. As part of our cost savings initiatives, we have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $5.0 million, including a decrease in payroll related costs of $3.0 million and advertising, commission and promotional expense of $0.9 million and a favorable currency effect of about $2.0 million as the Canadian dollar weakened against the U.S. dollar during the three months ended June 30, 2009 compared to the same quarter in the prior year. We have increased our selling, general and administrative expenses in our chlorovinyls and aromatics segments collectively by $2.1 million, primarily as a result of an increase in bad debt reserve. We have also increased selling, general and administrative expenses by $1.4 million due to an increase in loan cost amortization and the discount on sale of interest in our trade receivables related to our new asset securitization agreement on March 17, 2009 and lower cost last year of $2.7 million relating to a change in our vacation policy.

        Long-lived asset impairment charges.    In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment ("2009 Window and Door Consolidation Plan"). In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $16.2 million charge in the three months ended June 30, 2009. There was no significant impairment charge during the three months ended June 30, 2008.

        Restructuring Costs.    The expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the three months ended June 30, 2009 for severance and other exit costs totaled $3.8 million and for the three months ended June 30, 2008, we incurred severance, restructuring and other exit costs of $1.5 million, see Note 4 of the Notes to these Condensed Consolidated Financial Statements for further information on restructuring costs.

        Gain on sale of assets.    In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. There were no asset sales during the three months ended June 30, 2009.

        Interest Expense, Net.    Interest expense, net increased to $41.3 million for the three months ended June 30, 2009 from $33.2 million for the three months ended June 30, 2008. This increase of $8.1 million was primarily attributable to higher overall debt balances and interest rates during the second quarter of 2009 compared to the same quarter last year.

        Benefit for (provision for) income taxes.    The benefit for income taxes was $34.2 million for the three months ended June 30, 2009, compared with the provision for income taxes of $3.4 million for the three months ended June 30, 2008. The increase in the benefit for income taxes primarily resulted from a $68.5 million increase in the pre-tax loss. Our effective income tax rate for the three months ended June 30, 2009 was 92.0 percent as compared to 10.8 percent for the three months ended June 30, 2008. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid on in May 2009 resulting in significant state income tax credits being generated in 2009. The credits do not expire. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our July 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the SFAS No. 109, Accounting for Income Taxes, criteria to allow us to realize such benefits.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

        Net Sales.    For the six months ended June 30, 2009, net sales totaled $931.7 million, a decrease of 40 percent compared to $1,562.3 million for the same quarter last year. This decrease was primarily a result of decreases in our overall sales price and volume of 29 percent and 16 percent, respectively. Our overall average sales price decrease is largely a result of decreases in the prices of vinyl resins and all of our aromatics products and an unfavorable currency impact. The sales price decreases reflect lower costs for our raw materials and natural gas. Our overall sales volume decrease is mainly attributable to a decrease in demand in North America for vinyl resins, which, in turn, is attributable to the seasonally adjusted annual U.S housing starts rate decreasing 48 percent from the first six months of 2008 compared to the first six months of 2009.

        Chlorovinyls segment net sales totaled $473.8 million for the six months ended June 30, 2009, a decrease of 36 percent compared with net sales of $743.0 million for the same period last year. Our overall average sales price and volume decreased 27 percent and 13 percent, respectively. Our overall average sales price decrease is primarily a result of decreases in the prices of vinyl resins of 44 percent. The vinyl resins sales price decrease reflects lower prices for the feedstock ethylene and natural gas. Although the caustic soda sales price is up 9 percent year over year, the caustic soda sales price has declined by approximately 76 percent during the first six months of 2009 from the peak during the fourth quarter of 2008. This caustic soda decrease reflects an increase in caustic soda supply resulting from the higher demand for its co-product chlorine, a decrease in demand due to the economic crisis effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users and much higher than normal import volumes. Our overall chlorovinyls sales volume decreased primarily as a result of the decrease in our sales volume in North America for vinyl resins of 26 percent, vinyl compounds of 19 percent and caustic soda of 40 percent. Our North American sales volume decrease was offset by an increase in exports for vinyl resins of 98 percent and caustic soda of 48 percent. North American vinyl resin industry sales volume declined 13 percent as a result of the domestic sales volume decrease of 17 percent, primarily due to the decline in U.S. housing and construction offset by an increase in exports of 8 percent.

        Window and door profiles and mouldings products segment net sales totaled $143.1 million for the six months ended June 30, 2009, a decrease of 30 percent (24 percent decrease on a constant currency basis) compared to $204.1 million for the same period last year. Our overall sales volumes decreased 27 percent. North American industry wide vinyl resin extruded window and doors sales volumes declined substantially in the same period, reflecting the decline in U.S. housing. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the second quarter of 2009, our window and door profiles and mouldings segment generated about 57 percent of its revenue in the U.S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $187.4 million for the six months ended June 30, 2009, a decrease of 29 percent (22 percent decrease on a constant currency basis) compared to $264.6 million for the same period last year. Our overall sales volumes decreased 16 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 17 percent, reflecting the decline in U.S. housing. In addition, sales in the first six months of 2008 included about $17.4 million related to the outdoor storage business, a business we divested in 2008. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the second quarter of 2009, our outdoor building segment generated about 41 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $127.4 million for the six months ended June 30, 2009, a decrease of 64 percent compared to $350.6 million for the second quarter of 2008. Our overall average sales prices decreased 53 percent as a result of decreases in the prices of cumene of 57 percent, phenol of 46 percent and acetone of 39 percent. The sales price decreases reflect lower costs for the feedstocks benzene and propylene. The North American phenol and acetone industry operating rate was approximately 52 percent for the first six months of 2009, or down about 33 percent compared with the same period last year. The North American cumene industry operating rate was approximately 57 percent during second quarter of 2009, or about 18 percent lower than the same period last year. During the first quarter of 2009, a competitor announced the idling of a 1 billion pound cumene plant reducing North American cumene industry capacity by about 9 percent. Our overall aromatics sales volumes decreased 23 percent as a result of a decline in phenol of 59 percent and acetone of 68 percent. The phenol and acetone sales volume decrease is due to weak demand in North America caused primarily by the decline in the U.S. housing construction and automotive markets and reduced export sales. Our cumene sales volume increase of 27 percent reflects additional spot sales during the six months ended June 30, 2009.

        Gross Margin.    Total gross margin increased from 6.5 percent of sales for the six months ended June 30, 2008 to 9.7 percent of sales for the six months ended June 30, 2009. This margin increase is due to lower feedstock costs and natural gas costs and was partially offset by lower sales volumes and sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced decreases of 54 percent and 56 percent, respectively, from the first six months of 2008 to the first six months of 2009. We implemented several cost savings initiatives during 2008 including the permanent closure of our 450 million pound vinyl resin plant in Sarnia, Ontario and our 500 million pound vinyl resin plant in Oklahoma City, Oklahoma, resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $34.3 million in the first six months of 2009 as compared to the first six months of 2008.

        Chlorovinyls segment gross margin increased from 9.4 percent of sales for the six months ended June 30, 2008 to 12.6 percent of sales for the six months ended June 30, 2009. This margin increase primarily reflects a decrease in our raw materials and natural gas costs and cost savings initiatives implemented during 2008 partially offset by decreases in sales prices and volumes for most of our chlorovinyls products. Our overall raw materials and natural gas costs in the first six months of 2009 decreased 55 percent compared to same period of 2008. Our chlorovinyls operating rate has remained flat at about 71 percent in the first six months of 2008 and 2009. In addition, in the first quarter of 2009 we had a scheduled turnaround maintenance for our caustic chlorine plant. During 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin decreased from 5.1 percent of sales for the six months ended June 30, 2008 to 3.4 percent of sales for the six months ended June 30, 2009. This $5.7 million decrease primarily reflects decreases in sales volumes partially offset by decreases in our raw materials costs and cost savings initiatives implemented during 2008. The window and door profiles and mouldings sales volume decrease is due to weak demand in North America reflecting the decline in the North America housing and construction markets. The industry price of vinyl resins, this segment's primary raw material, decreased from the first six months of 2008 to the first six months of 2009. During 2008, we reduced our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations.

        Outdoor building products segment gross margin increased from 8.2 percent of sales for the six months ended June 30, 2008 to 8.5 percent of sales for the six months ended June 30, 2009. This margin increase primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from the first six months of 2008 to the first six months of 2009. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business during the first quarter of 2008, which also reduced our cost structure. The outdoor building products sales volume decrease is due to weak demand in North America reflecting the decline in the North America housing and construction markets.

        Aromatics segment gross margin increased from negative 0.3 percent of sales for six months ended June 30, 2008 to 7.9 percent of sales for the six months ended June 30, 2009. This $11.2 million increase from the same period last year is due primarily to decreases in our raw materials costs which more than offset decreases in our sales prices and volumes for most of our aromatics products. In addition, our gross margin improvement was driven by raw material prices rising throughout the first six months of 2009 resulting in an inventory holding gain. Overall raw material costs decreased 61 percent primarily as a result of decreases in benzene and propylene costs from the first six months of 2008 to the first six months of 2009. Our aromatics segment shares certain maintenance, utilities, environmental and service costs, as well as selling, general and administrative costs with our chlorovinyls segment. For the six months ended

June 30, 2009 and 2008, there was $2.7 million and $3.9 million, respectively, of these shared costs allocated to our aromatics segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $82.9 million for the six months ended June 30, 2009, a 4 percent decrease from the $86.4 million for the six months ended June 30, 2008. This $3.5 million decrease reflects our continued focus on targeted cost saving initiatives. We have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $13.8 million, including a decrease in payroll related costs of $7.3 million and advertising, commission and promotional expense of $2.2 million and a favorable currency effect of about $5.0 million as the Canadian dollar weakened against the U.S. dollar during the six months ended June 30, 2009 compared to the same period in the prior year. We have also reduced selling, general, and administrative costs in our chlorovinyls and aromatics segments collectively by $2.4 million, primarily as a result of a decrease in pension expense of $1.8 million ($1.4 million in corporate unallocated expenses) and a gain from litigation settlements of $3.8 million offset partially by a $3.4 million increase in bad debt reserve. We have increased our selling, general and administrative expenses about $8.6 million for the services of several consultants to assist us in reducing overall indebtedness and related interest expense, performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. We have also increased selling, general and administrative expenses by $2.5 million due to an increase in loan cost amortization and the discount on sale of interest in our trade receivables related to our new asset securitization agreement on March 17, 2009 and lower cost last year of $2.7 million relating to a change in our vacation policy.

        Long-lived asset impairment charges.    In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment (the "2009 Window and Door Consolidation Plan"). In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $16.2 million charge in the six months ended June 30, 2009. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant and operations were ceased. In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $15.6 million charge in the six months ended June 30, 2008.

        Restructuring Costs.    The expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the six months ended June 30, 2009 for severance and exit costs totaled $9.4 million. Also related to these restructuring plans we expensed about $2.4 million for the services of several consultants to assist us in performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. For the first six months of 2008, restructuring costs were $7.6 million primarily due to the closure and disposition costs of our outdoor storage buildings business of $4.6 million and cost related to the permanent shut down of the Oklahoma City, Oklahoma vinyl resin manufacturing plant, severance and other exit costs of $3.0 million. See Note 4 of the Notes to these Condensed Consolidated Financial Statements for further information on restructuring costs.

        Gain on sale of assets.    In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. The remainder of $3.7 million was due to a loss on the sale of other real estate. There were no significant asset sales during the six months ended June 30, 2009.

        Interest Expense, Net.    Interest expense, net increased to $76.5 million for the six months ended June 30, 2009, from $65.9 million for the six months ended June 30, 2008. This increase of $10.6 million was primarily attributable to higher overall debt balances and interest rates during the first six months of 2009 compared to the same quarter last year.

        Benefit for Income Taxes.    The benefit for income taxes was $22.3 million for the six months ended June 30, 2009, compared with the benefit for income taxes of $4.7 million for the six months ended June 30, 2008. Our effective income tax rate for the six months ended June 30, 2009 was negative 97.1 percent, as compared with 10.2 percent for the six months ended June 30, 2008. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid on in May 2009 resulting in significant state income tax credits being generated in 2009. The credits do not expire. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our July 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the SFAS No. 109, Accounting for Income Taxes, criteria to allow us to realize such benefits.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carry forwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to release a letter of credit in favor of the trustee for the Quebec Trust of Canadian $44.0 million.

        Subsequent to the issuance of our interim financial statements for the period ended March 31, 2008, we identified a computational error in the calculation of the estimated 2008 effective income tax rate for our U.S. operations. This error resulted in an understatement of the previously reported income tax benefit for the quarter ended March 31, 2008 of $4.4 million ($0.13 per share) and an equal offsetting understatement of income tax expense for the three months ended June 30, 2008, the period in which the error was identified and corrected. We have evaluated this error in accordance with the pertinent GAAP guidance and determined that the impact of the $4.4 million adjustment, which was corrected during the quarter ended June 30, 2008, was not material to our condensed consolidated balance sheet as of March 31, 2008 or our condensed consolidated statement of operations for the three months ended March 31, 2008 and June 30, 2008.

Liquidity and Capital Resources

        Operating Activities.    For the six months ended June 30, 2009, we used $20.0 million of cash for operating activities as compared with $79.9 million for the six months ended June 30, 2008. A major source of cash for the first six months of 2009 was a decrease in inventories of $34.8 million. Major uses of cash for the first six months of 2009 were a decrease in the accounts receivables sold through the asset securitization program of $23.2 million and an increase in receivables of $24.0 million. Additionally, in the six months ended June 30, 2009 we have paid approximately $8.8 million towards various restructuring plans. The major uses of cash during the six months ended June 30, 2008 were a $20.1 million payment related to the Quebec tax settlement and an increase in receivables of $73.0 million and $12.0 million decrease in accounts payable. The major source of cash during the six months ended June 30, 2008 was a reduction in inventories of $24.2 million. Net working capital at June 30, 2009 was a surplus of $271.1 million versus $225.2 million at December 31, 2008. Significant changes in working capital at June 30, 2009 included an increase in accounts receivable, prepaid expenses and accrued interest payable that were partially offset by decreases in accounts payable and inventories. The significant increase in accrued interest payable is primarily due to the withholding of approximately $38.0 million in aggregate interest payments and further described in the Covenant and Restrictions section below. We continued our focus on working capital management specifically as it relates to inventory and accounts receivable. Additionally, our significant decrease in inventories during the six months ended June 30, 2009 are directly associated with decreased raw material prices and with lower production volumes as we try to match our production to market demand. Net working capital at June 30, 2008 was a surplus of $193.1 million versus a surplus of $200.7 million at December 31, 2007. Significant changes in working capital for the first six months of 2008 included an increase in our accounts receivable and current portion of long-term debt.

        Investing Activities.    Net cash used in investing activities was $15.5 million for the six months ended June 30, 2009 as compared to net cash provided by investing activities of $46.1 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we had capital expenditures of $18.4 million. During the first six months of 2008, we received cash proceeds of $77.8 million. These proceeds related primarily to the sale of the outdoor storage business for $13.0 million, a sale of real estate in Ontario, Canada for $12.6 million, a sale of real estate in Manitoba, Canada for $4.5 million, the sale of a vacant tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million, and the sale and lease back of equipment for $10.6 million. We also had capital expenditures of $31.7 million.

        Financing Activities.    Cash provided by financing activities was $49.6 million for the six months ended June 30, 2009 compared with $37.6 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, we drew down $98.2 million under our revolving credit facility and paid fees related to amendments to our senior secured credit facility and our new asset securitization facility of $30.2 million. In May we repaid our $17.0 million industrial development bond in accordance with its terms. During the six months ended June 30, 2008, we drew down $115.4 million under our revolving credit facility and paid long term debt of $72.1 million with proceeds from asset sales.

        On June 30, 2009, our balance sheet debt consisted of $348.6 million principal face amount of term debt ($210.8 million net of fair value adjustment debt discount) and $227.8 million of borrowings under our revolving credit facilities under our senior secured credit facility, $100.0 million of unsecured 7.125 percent senior notes due 2013, $500.0 million of unsecured 9.5% senior notes due 2014, $200.0 million of unsecured 10.75% senior subordinated notes due 2016, $96.3 million of lease financing obligations and $14.9 million in other debt. The decrease of $4.9 million in the lease financing obligations from December 31, 2008 is due to foreign currency adjustments. At June 30, 2009, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million (as adjusted by the fifth amendment to the senior secured credit facility that requires the maintenance of a minimum availability of $75.0 million). At June 30, 2009, we had $7.7 million of revolving credit facility availability net of outstanding letters of credit of $64.5 million and current borrowings of $227.8 million and the $75 million reserve described below. At June 30, 2009, the availability was subject to restrictive covenants requiring compliance with a maximum leverage ratio, a trailing twelve-month minimum consolidated EBITDA covenant and minimum interest coverage ratio. In addition, of the $227.8 million revolver borrowings and $64.5 million of letters of credit outstanding under the revolving credit facility at June 30, 2009 $20.0 million relates to the commitment of Lehman Brothers, Inc., an entity that has filed for bankruptcy. Lehman Brothers, Inc. represents approximately $25.0 million of our total revolving credit facility commitment. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other assets.

        At June 30, 2009 and December 31, 2008, we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations, with current liabilities of $1.5 million and $2.9 million, respectively.

        Covenants and Restrictions.    Under our senior secured credit facility and until July 2009 the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. In September 2008 we began executing a series of amendments (the fourth through eighth amendments) to our senior secured credit facility to allow us more flexibility to improve our capital structure for the future. Commencing in March 2009, these amendments also permitted us to withhold about $38.0 million in aggregate interest on the 7.125 percent, 9.5 percent, and 10.75 percent notes, which constituted defaults under the related indentures, in connection with the debt exchange detailed below. During this time we also obtained forbearances from certain of the note holders with respect to the withheld interest payments and the related defaults.

        The Fifth Amendment to the senior secured credit facility was accounted for as an extinguishment of the Term loan B in accordance with EITF Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). As required by EITF 96-19, due to the fact that the Fifth Amendment and the Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term loan B and the carrying value of the original Term loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain on substantial modification of debt in the condensed consolidated statement of operations ended June 30, 2009. The difference between the fair value and the carrying value of the Term loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term loan B.

        The $142.3 million Term loan B debt discount is being accreted as interest expense through 2013, the maturity date of the Term loan B. As of June 30, 2009, the unamortized balance of the debt discount was $137.7 million. During the three and six month periods ended June 30, 2009, we recorded additional interest expense of $4.0 million and $4.6 million, respectively, related to the accretion of the debt discount associated with the amended Term loan B. As of June 30, 2009 the principal amount of the Term loan B is $348.6 million.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million, or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, the Company issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, the Company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. Currently approximately $10.0 million of principal amount of notes, contractually committed to be exchanged, had not been delivered.

        On July 2, 2009, we filed a current report on Form 8-K to update the historical financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, to among other items, add footnote 23 to the consolidated financial statements to address the uncertainty about our ability to continue as a going concern since as of that date there was substantial doubt about our ability to continue as a going concern. This substantial doubt arose because in connection with the exchange offers discussed above, we withheld about $38.0 million in aggregate interest on our 7.125 percent, 9.5 percent, and 10.75 percent notes, which constituted defaults under the related indentures. While we withheld the interest payment we obtained a series of amendments to our senior credit facility and obtained forbearances from certain of the note holders with respect to the withheld interest payments and the related defaults. Until we completed the exchange offers, there was uncertainty as to whether or not there would be an acceleration of indebtedness under any issue of the notes, which would have constituted cross defaults under the other note issues, our senior secured credit facility and our New Asset Securitization agreement. In the event we were not able to negotiate acceptable terms for and complete the exchange offers or obtain requisite future forbearances, we would have been required to explore alternatives, which could have included a potential reorganization or restructuring under the bankruptcy laws.

        On July 29, 2009, the Company announced the completion of its debt for equity exchange offers and a long-term bank amendment to its senior secured credit facility. As a result, management believes that based on current and projected levels of operations and conditions in our markets, the effect of the previously mentioned senior secured credit facility amendment, the exchange offers, cash flow from operations, together with our cash and cash equivalents of $104.3 million and the availability to borrow an additional $7.7 million under the revolving credit facility at June 30, 2009, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements, meet the restrictive covenants and comply with the financial ratios of the senior secured credit facility and therefore the factors that gave rise to the substantial doubt about the Company's ability to continue as a going concern have been remediated. As of June 30, 2009, the Company is in compliance with all required debt covenants.

        The ninth amendment to our senior secured agreement adjusts the financial covenants to reflect current market conditions as well as the impact of the private debt exchanges. The maximum leverage ratios and minimum interest covenant ratios were adjusted favorably for the Company through October 1, 2011. The amendment added a new minimum fixed charge coverage ratio covenant and a maximum senior secured leverage ratio covenant, and eliminated the minimum EBITDA covenant. The capital expenditure limitations established by the amendment are $45.0 million in 2010 and 2001 and thereafter are $50.0 million per year. Our 2009 capital expenditures limit is $35.0 million. The amendment also allows us to use 50 percent of the first $45.0 million of net cash proceeds from asset dispositions to make additional capital expenditures, subject to certain annual limitations and minimum EBITDA requirements. The amendment replaced the $75.0 million minimum revolver availability requirement by permanently reducing the aggregate revolving commitments from $375.0 million to $300.0 million. Concurrently, we entered into an amendment to our new securitization agreement to conform the covenants to those in the ninth amendment.

        Off-Balance Sheet Arrangement.    On March 17, 2009, we entered into a new asset securitization agreement pursuant to which we will sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivables on a revolving basis through a wholly owned subsidiary to a third party, (the "New Securitization"). Under the New Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. The New Securitization agreement expires on March 13, 2011. At June 30, 2009 the unpaid balance of accounts receivable in the defined pool was approximately $141.1 million and the balance of receivables sold was $87.8 million.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants, set forth in the related agreements. As of June 30, 2009, we were in compliance with all such covenants (see Note 9 of the Notes to Consolidated Financial Statements regarding continued compliance with the senior secured credit facility covenants as such compliance will impact the continued availability of the New Securitization). If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

        At December 31, 2008, we had an agreement pursuant to which we sold an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). Our Securitization provided us one of our cheapest sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduced accounts receivable included in the pool, we sold ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization in effect through March 17, 2009. The balance in the interest of receivables sold at December 31, 2008, was $111.0 million.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2008 can be found in our 2008 Annual Report on Form 10-K in Part II. Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at June 30, 2009, have decreased by approximately $155.5 million or 2 percent since December 31, 2008. The decrease from December 31, 2008 primarily related to a $225.0 million decrease in our feedstock prices included in our purchase obligations and an increase of $84.0 million in our principal debt outstanding due to us drawing on our revolver during the first half of 2009. On July 29, 2009, we consummated the debt exchange described in the Covenants and Restrictions section above, which will reduce our contractual debt obligations by $736.0 million and our related cumulative interest payments by approximately $397.4 million. These reductions in our contractual obligation are in addition to the $155.5 million decrease from December 31, 2008 to June 30, 2009.

Outlook

        Based on our year to date performance and expectations for the second half of 2009, we are reaffirming our previously disclosed adjusted EBITDA guidance of $110.0 million for the fiscal year 2009. Due to limited visibility in caustic prices and chemical and building products demand, we are no longer providing forward looking guidance beyond fiscal year 2009. Any previously provided guidance beyond fiscal year 2009 should no longer be relied upon.

Forward-Looking Statements

        This Form 10-Q and other communications to stockholders may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to us. When used in this Form 10-Q, the words "anticipate," "believe," "plan," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These forward-looking statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building products industries, cost reduction strategies and their results, planned capital expenditures, planned divestitures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

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

Critical Accounting Policies

        During the six months ended June 30, 2009, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to our exposure to market risk during the quarter ended June 30, 2009.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of June 30, 2009.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our Form 10-K Annual Report for the year ended December 31, 2008. During the quarter ended June 30, 2009, we paid a settlement totaling $63,771 to the USEPA to resolve the issue in which we were identified as a potential PRP for a Superfund site in Galveston, TX. Otherwise, there were no material developments in the status of those proceedings noted in our Form 10-K for the year ended December 31, 2008. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

A further deterioration in business conditions, or material interruption in our operations, could cause us to default in the financial covenants related to our senior secured credit and asset securitization facilities, which could result in loss of our sources of liquidity, or an acceleration of our principal indebtedness.

        We principally operate in the North American chemicals and building products markets, which have suffered a substantial decline. The severe downturn in the U.S. housing industry and the general worldwide recession have reduced the demand for our products, resulting in historically low volumes and margins for many of our products. In response principally to our resulting weakened financial condition we recently completed equity-for-debt exchanges, which substantially reduced our debt. In connection with this transaction, we obtained amendments to the financial covenants in our senior secured credit agreement. In particular, the maximum leverage ratio and the minimum interest coverage ratios were modified in such agreement. Also, two new covenants were added to our senior secured credit agreement—a minimum fixed charge covenant and a maximum senior secured leverage ratio. While we believe that, even under the current difficult operating environment, we should be able to meet the covenants, if business conditions further deteriorate to a material degree, or we suffer an interruption of our operations for a material length of time due to a natural disaster or other unforeseen event, we may not be able to maintain compliance with these financial covenants. In that event, we would need to seek another amendment to, or a refinancing of, our senior secured credit facility and related relief under our asset securitization facility (the "securitization"). There can be no assurance that we can obtain an amendment or waiver of, or refinance, either and, even if we do, it is likely that such relief would significantly increase our costs through additional fees or increased rates and contain further restrictions on our business and may only last for a specified period, potentially necessitating additional amendments, waivers or refinancing in the future. In the event we do not maintain compliance with the covenants under the senior secured credit facility, our lenders under such facility could cease making loans to us and accelerate and declare due all outstanding loans under the facility. A breach of our financial covenants would also permit the lenders under our securitization to terminate that facility, preventing the sale of additional receivables under the facility.

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

        Our common stock is currently listed on the New York Stock Exchange ("NYSE"). On February 20, 2009, the NYSE notified us that we were not in compliance with one of the continued listing requirements of the NYSE because our total market capitalization had been less than $75 million over a 30 trading-day period and our shareholders' equity was less than $75 million at December 31, 2008. The NYSE has since lowered these thresholds to $50 million through October 31, 2009, but we do not meet these lowered thresholds. In addition, the NYSE's continued listing standards require that the average closing price of our common stock not fall below $1.00 over a consecutive 30 day trading period, although the NYSE has temporarily suspended that requirement until July 31, 2009. We submitted a plan to regain compliance to the NYSE within 45 days of notice of non-compliance and that plan was accepted by NYSE on May 4, 2009. If we do not regain compliance, and do not in fact comply, with the requirement regarding market capitalization and shareholders equity within 18 months of the NYSE notice, the NYSE will commence suspension and delisting procedures. Further, if after the $1.00 minimum rule is reinstated, we fail to meet that requirement and do not regain compliance for at least 30 trading days within six months the NYSE will commence suspension and delisting procedures.

        Although we have taken actions designed to bring our market capitalization, shareholders' equity and stock price within the required compliance levels within the NYSE's specified timeframes, we cannot assure that our plans will be successful within those time frames or at all. If we are not able to come into compliance with the NYSE continued listing standards, which we presently do not comply with, and cannot know if we will be able to in the future, we likely would seek to list the common stock on another exchange, in the event we were able to comply with the applicable listing standards of that other exchange. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline. Delisting could also make it more difficult for us to raise additional capital. The price of our common stock was below $1.00 until we effected a 1-for-25 reverse stock split on July 28, 2009. On July 29, 2009 we announced the closing of the private debt exchange offers for our outstanding notes. Since July 28, 2009, the price of our common stock has been very volatile.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1—April 30, 2009	—	$—
May 1—May 31, 2009	16	26.50
June 1—June 30, 2009	—	—

Total	16	$26.50

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's annual meeting of stockholders was held May 19, 2009, in Atlanta, Georgia for the following purposes: (i) to elect three directors to serve for a term of three years; (ii) to approve an amendment to the Company's certificate of incorporation, as amended, to authorize a reverse stock split; (iii) to ratify the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2009, and (iv) to consider a stockholder proposal to request that the Board of Directors take steps necessary to the declassify the board of directors. There were 1,385,144 shares of common stock entitled to vote at the meeting.

        The results of the voting by stockholders at the annual meeting were as follows:

Directors	For	Withheld	Broker Non-Votes or Abstentions
Paul D. Carrico	1,200,438	73,640	0
Dennis M. Chorba	1,183,982	90,097	0
Patrick J. Fleming	1,069,616	204,462	0

        In addition, the terms of the following directors continued after the meeting:

    Jerry R. Satrum
    Yoshi Kawashima
    Charles L. Henry
    Wayne C. Sales

        The proposal to approve an amendment to the Company's certificate of incorporation, as amended, to authorize a reverse stock split of the outstanding and treasury common stock, par value $0.01, of the Company, at a reverse stock split ratio ranging from 1-for-5 to 1-for-30 received the following votes:

For	Against	Abstain	Broker Non-Votes
1,067,015	175,633	31,431	0

        The appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2008, was ratified by the following votes:

For	Against	Abstain	Broker Non-Votes
1,236,753	27,850	9,476	0

        The proposal to request the board of directors to take the steps necessary to declassify the board was approved by the following votes:

For	Against	Abstain	Broker Non-Votes
343,066	327,135	34,248	569,629

Item 6.    EXHIBITS

Exhibits*
10.1	Sixth Amendment to Credit Agreement, dated April 14, 2009, among Georgia Gulf Corporation and Royal Group Inc., as Borrowers, certain subsidiaries of Georgia Gulf Corporation, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent and acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders party thereto.
10.2
Seventh Amendment to Credit Agreement, dated May 11, 2009, among Georgia Gulf Corporation and Royal Group Inc., as Borrowers, certain subsidiaries of Georgia Gulf Corporation, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent and acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders party thereto.
10.3
Eighth Amendment to Credit Agreement, dated June 12, 2009, among Georgia Gulf Corporation and Royal Group Inc., as Borrowers, certain subsidiaries of Georgia Gulf Corporation, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent and acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders party thereto.
10.4
Ninth Amendment to Credit Agreement, dated July 27, 2009, among Georgia Gulf Corporation and Royal Group Inc., as Borrowers, certain subsidiaries of Georgia Gulf Corporation, as Guarantors, Bank of America, National Association, as Domestic Administrative Agent and acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders party thereto.
10.5
Omnibus Amendment No. 4, dated July 27, 2009, related to the Amended and Restated Receivables Sale and Servicing Agreement, dated March 17, 2009, as amended among the entities party thereto as Originators, GGRC Corp., as Buyer, and Georgia Gulf Corporation, as Servicer and the Second Amended and Restated Receivables Purchase Agreement, dated as of March 17, 2009, as amended, among GGRC Corp., as Seller, the "Purchasers" party thereto and General Electric Capital Corporation, as administrative agent.
10.6
Seventh Supplemental Indenture, dated July 27, 2009 to the Indenture among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee dated December 3, 2003, as amended.

Exhibits*
10.7	Sixth Supplemental Indenture, dated July 27, 2009 to the Indenture among the Company, the subsidiary guarantors named therein, and Wilmington Trust FSB (as successor to Bank of America, N.A., as successor by merger to LaSalle Bank National Association), as trustee dated October 3, 2006, as amended, relating to the 9.5% Senior Notes due 2014.
10.8
Sixth Supplemental Indenture, dated July 27, 2009 to the Indenture among the Company, the subsidiary guarantors named therein, and Wilmington Trust FSB (as successor to Bank of America, N.A., as successor by merger to LaSalle Bank National Association), as trustee dated October 3, 2006, as amended, relating to the 10.75% Senior Notes due 2016.
10.9	Form of Forbearance and Waiver Agreement (7 1/8% Senior Notes due 2013).
10.10	Form of Forbearance and Waiver Agreement (9.5% Senior Notes due 2014).
10.11	Form of Forbearance and Waiver Agreement (10.75% Senior Subordinated Notes due 2016).
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 10, 2009	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2009	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)