Form 10-Q
period 2009-09-30
GEORGIA GULF CORP /DE/
filed 2009-11-06
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2009
Common Stock, $0.01 par value	32,967,546

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$28,339	$89,975
Receivables, net of allowance for doubtful accounts of $15,922 in 2009 and $12,307 in 2008	172,350	117,287
Inventories	238,715	240,199
Prepaid expenses	31,544	21,360
Income tax receivables	3,796	2,264
Deferred income taxes	21,009	22,505

Total current assets	495,753	493,590
Property, plant and equipment, net	701,205	760,760
Goodwill	201,331	189,003
Intangible assets, net of accumulated amortization of $10,745 in 2009 and $9,988 in 2008	15,420	15,905
Other assets, net	132,639	150,643
Non-current assets held for sale	14,227	500

Total assets	$1,560,575	$1,610,401

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of long-term debt	$23,609	$56,843
Accounts payable	121,339	105,052
Interest payable	5,052	16,115
Income taxes payable	1,635	3,476
Accrued compensation	14,525	9,890
Liability for unrecognized income tax benefits and other tax reserves	9,448	27,334
Other accrued liabilities	52,025	49,693

Total current liabilities	227,633	268,403
Long-term debt	478,318	1,337,307
Liability for unrecognized income tax benefits	61,613	34,592
Deferred income taxes	237,065	70,141
Other non-current liabilities	36,075	39,886

Total liabilities	1,040,704	1,750,329

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 32,967,546 in 2009 and 1,379,273 in 2008	330	14
Additional paid-in capital	472,028	105,815
Retained earnings (accumulated deficit)	56,981	(218,502)
Accumulated other comprehensive loss, net of tax	(9,468)	(27,255)

Total stockholders' equity (deficit)	519,871	(139,928)

Total liabilities and stockholders' equity (deficit)	$1,560,575	$1,610,401

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$556,342	$818,564	$1,488,016	$2,380,868
Operating costs and expenses:
Cost of sales	472,643	756,503	1,313,924	2,217,656
Selling, general and administrative expenses	46,864	44,095	129,724	130,459
Long-lived asset impairment charges	4,167	2,516	20,357	18,695
Restructuring (gain) costs, net	(5,928)	1,169	5,927	8,758
Loss (gain) on sale of assets, net	—	33	62	(27,282)

Total operating costs and expenses	517,746	804,316	1,469,994	2,348,286

Operating income	38,596	14,248	18,022	32,582
Gain on substantial modification of debt	—	—	121,033	—
Gain on debt exchange	400,835	—	400,835	—
Interest expense, net	(30,709)	(32,280)	(107,229)	(98,157)
Foreign exchange loss	(48)	(1,864)	(981)	(585)

Income (loss) before income taxes	408,674	(19,896)	431,680	(66,160)
Provision (benefit) for income taxes	178,523	(2,494)	156,196	(7,205)

Net income (loss)	$230,151	$(17,402)	$275,484	$(58,955)

Earnings (loss) per share:
Basic	$9.21	$(14.64)	$29.49	$(48.86)
Diluted	$9.20	$(14.64)	$29.47	$(48.86)
Weighted average common shares:
Basic	23,355	1,379	8,788	1,378
Diluted	25,006	1,379	9,349	1,378

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$275,484	$(58,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,147	112,495
Accretion of fair value discount on term loan	8,888	—
Gain on substantial modification of debt	(121,033)	—
Gain on debt exchange	(400,835)	—
Foreign exchange gain	(627)	—
Deferred income taxes	154,938	(13,089)
Tax deficiency related to stock plans	(1,414)	(861)
Stock based compensation	10,212	2,493
Long-lived asset impairment charges and loss on sale of assets	20,419	21,872
Net gain on sale of property, plant and equipment, and assets held for sale	—	(27,125)
Payment of Quebec trust tax settlement	—	(20,073)
Other non-cash items	1,844	1,608
Change in operating assets, liabilities and other	11,845	(25,752)

Net cash provided by (used in) operating activities	48,868	(7,387)

Cash flows from investing activities:
Capital expenditures	(24,958)	(44,023)
Proceeds from sale of property, plant and equipment, and assets held-for sale	1,900	78,095
Proceeds from insurance recoveries related to property, plant and equipment	1,980	—

Net cash (used in) provided by investing activities	(21,078)	34,072

Cash flows from financing activities:
Net change in revolving line of credit	(29,411)	107,718
Repayment of long-term debt	(19,727)	(73,094)
Purchases and retirement of common stock	(25)	(110)
Fees paid to amend and exchange debt	(43,256)	(9,823)
Dividends paid	—	(8,379)

Net cash (used in) provided by financing activities	(92,419)	16,312
Effect of exchange rate changes on cash and cash equivalents	2,993	496

Net change in cash and cash equivalents	(61,636)	43,493
Cash and cash equivalents at beginning of period	89,975	9,227

Cash and cash equivalents at end of period	$28,339	$52,720

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For purposes of subsequent events, we have evaluated our operations through November 6, 2009.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K. There have been no material changes in the significant accounting policies followed by us during the three and nine month periods, ended September 30, 2009.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("Codification" or "ASC") subtopic 105-10, Generally Accepted Accounting Principles. The Codification is now the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for interim and annual reporting periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is nonauthoritative. The Codification did not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued ASC topic 810, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE") and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses of the VIE. This statement will be effective for us beginning in the first quarter of 2010. We are currently evaluating the impact of this statement on our consolidated financial statements.

        In June 2009, the FASB issued ASC topic 860, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in the transferred assets. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after

November 15, 2009. Early adoption is prohibited. We are currently evaluating the impact of this statement on our consolidated financial statements.

        In May 2009, the FASB issued ASC topic 855, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Among other things, this statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It is effective prospectively for interim and annual periods ending after June 15, 2009. The disclosures required by this statement are included in Note 1.

        In April 2009, the FASB issued ASC subtopic 820-10, Fair Value Measurements and Disclosures, section 65-4, Transition Related to FASB Staff Position ("FSP") SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This section emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This section was effective for the second quarter of 2009 and did not have a material impact on our consolidated financial statements. On August 28, 2009 the FASB issued Accounting Standards Update ("ASU") 2009-05, Measuring Liabilities at Fair Value, (previously exposed for comments as proposed FSP 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. This ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. The ASU also provides guidance in the absence of a Level 1 measurement. The ASU is effective for the first interim or annual reporting period beginning after the ASU's issuance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued ASC subtopic 825-10, Financial Instruments, section 65-1, Transition Related to FSP SFAS 107-1 and Accounting Principles Bulletin ("APB") No. 28-1, Interim Disclosures About Fair Value of Financial Instruments. This section states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also must disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period. These new disclosures became effective for interim and annual periods ending after June 15, 2009. See Note 17, "Fair Value of Financial Instruments" for disclosures related to this statement.

        In December 2008, the FASB issued ASC subtopic 715-20, Compensation—Retirement Benefits, section 65-2, Transition Related to FSP SFAS 132(R)-1, Employer's Disclosure about Postretirement Benefit Plan Assets, which amends ASC subtopic 715-20 to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new section requires new disclosures for us for the year ending December 31, 2009, and will have no impact on our consolidated financial statements.

        In August 2009, the SEC sent a sample letter to certain public companies that suggests these companies consider disclosing, in their Management Discussion and Analysis ("MD&A"), information about the following items relating to the provision and allowances for loan losses: Higher-risk loans, changes in practices regarding the determination of the allowance for loan losses, and declines in collateral value. The letter also points out some other items that a company should consider disclosing to the extent they are relevant and material. While we did not receive a sample letter, the matters addressed did not have a material impact on our MD&A.

3.     DIVESTITURES

        In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions and was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008 and is included in loss on sale of assets, net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008.

        Further, in March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million, which is included in restructuring costs on the condensed consolidated statement of operations for the nine months ended September 30, 2008. In addition, in March 2008, we sold the land and building from our Winnipeg, Manitoba Window and Door Profiles business for $4.5 million resulting in a nominal gain.

        In June 2008, we sold land in Pasadena, Texas for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. We sold and leased back equipment for $10.6 million resulting in a $2.2 million recognized gain, and a deferred gain of approximately $7.2 million that is being recognized ratably over the term of the lease. Additionally, in June 2008 we sold property for $3.2 million and received $1.2 million in cash and a short-term note for $2.0 million, which has subsequently been collected.

        There were no significant divestitures in the three or nine months ended September 30, 2009.

4.     RESTRUCTURING ACTIVITIES

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma 500 million pound polyvinyl chloride ("PVC" or "vinyl resin") plant, the "Oklahoma City Restructuring Plan." The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment in accordance with ASC subtopic 360-10, Property, Plant and Equipment, resulting in a $15.5 million impairment charge and incurred additional termination benefits and closing costs of $2.0 million that were expensed as incurred, in accordance with ASC 420-10, Exit or Disposal Cost Obligations. No significant costs related to the Oklahoma City Restructuring Plan were incurred in the three and nine months ended September 30, 2009, and we do not expect there to be any future costs associated with the Oklahoma City Restructuring Plan.

        Additionally, the restructuring costs for the nine months ended September 30, 2008 include our divestiture and closure of our outdoor storage buildings business assets and operations. The outdoor storage building business was sold for $13.0 million and resulted in a loss of approximately $4.6 million ("Outdoor Storage Plan"). During the third quarter of 2009 we reached a favorable settlement on a legal claim which resulted in the reversal of a litigation accrual of $3.1 million and a credit of restructuring costs for the same amount for the three and nine months ended September 30, 2009. The amount is noted as a reduction in the additions column in the table below.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that includes the permanent shut down of our 450 million pound PVC manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC 420-10 and related accounting standards. We expect to pay these termination benefits and other qualified restructuring activity costs through December 2009. Any costs incurred associated with the Fourth Quarter 2008 Restructuring Plan that will benefit future periods, such as relocation costs, will be expensed in the periods incurred. Total restructuring expenses incurred for the three and nine months ended September 30, 2009 includes a $4.0 million credit adjustment for the wind up of the Canadian pension plan (see note 14). The amount is noted as a reduction in the additions column in the table below. Additionally, future costs for the Fourth Quarter 2008 Restructuring Plan are estimated to be approximately $0.6 million, consisting of future severance and non-workforce related costs.

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment ("2009 Window and Door Consolidation Plan"). As a result we incurred restructuring costs, including impairment of the plants' fixed assets for the three and nine months ended September 30, 2009. For the three months ended September 30, 2009, we incurred $4.4 million of impairment charges for real estate associated with the further consolidation of these plants. The detail of restructuring and impairment expenses incurred for the three and nine months ended September 30, 2009 are noted in the tables below. Additional future costs for the 2009 Window and Door Consolidation Plan are estimated to be approximately $1.3 million, consisting primarily of future non-workforce related costs.

        The expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the three and nine months ended September 30, 2009 for severance and other exit costs were a credit of $5.9 million and expenses of $3.5 million, respectively, and are included in restructuring costs in the condensed consolidated statement of operations. A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan, by reportable segment for the three and nine months ended September 30, 2009 is as follows:

(In thousand)	Balance at June 30, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments		Balance at September 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,831	$(3,817)	$(868)	$4,135	(a)	$1,281
Exit costs	4,093	271	(733)	(468	)(b)	3,163
Window and door profiles and mouldings products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,859	(132)	(442)	215		1,500
Exit costs	1	(1)	—	—		—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	1,595	(260)	(150)	29		1,214
Exit costs	—	60	(60)	—		—
Outdoor building products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	366	1,001	(187)	—		1,180
Outdoor Storage Plan:
Involuntary termination benefits	205	2	(27)	14		194
Exit costs	3,685	(3,130)	(1,826)	1,271		—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	78	(78)	—		—

Total	$13,635	$(5,928)	$(4,371)	$5,196		$8,532

(In thousand)	Balance at December 31, 2008	Additions	Cash Payments	Foreign Exchange and Other Adjustments		Balance at September 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$3,246	$(3,552)	$(2,588)	$4,175	(a)	$1,281
Exit costs	4,185	3,473	(4,229)	(266	)(b)	3,163
Window and door profiles and mouldings products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,472	1,446	(1,888)	470		1,500
Exit costs	1	(1)	—	—		—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	1,457	(261)	18		1,214
Exit costs	—	60	(60)	—		—
Outdoor building products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,283	1,572	(1,834)	159		1,180
Exit costs	—	—	—	—		—
Outdoor Storage Plan:
Involuntary termination benefits	523	124	(265)	(188)		194
Exit costs	1,779	(1,244)	(1,943)	1,408		—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	123	(123)	—		—
Exit costs	—	—	—	—		—

Total	$12,489	$3,458	$(13,191)	$5,776		$8,532

(a)
Includes a $4.0 million adjustment for the wind up of the Canadian post retirement health and welfare and pension plans that were previously reflected in accumulated other comprehensive income.

(b)
Includes a reclassification of $0.8 million of Other Post Retirement Benefits from Exit Costs to Involuntary Termination Benefits for the Fourth Quarter 2008 Restructuring Plan in the Chlorovinyls segment.

(In thousand)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Impairment of long-lived assets	$(277)	$201
Window and door profiles and mouldings products
2009 Window and Door Consolidation Plan:
Impairment of long-lived assets	4,444	20,156

Total	$4,167	$20,357

        In the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to restructure our businesses and improve and sustain profitability for the long-term. For the three and nine months ended September 30, 2009, we incurred nil and $2.5 million, respectively, related to fees paid to these consultants to advise us on the restructuring strategies noted above which are included in restructuring costs in the condensed consolidated statements of operations.

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

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivable on a revolving basis through a wholly owned subsidiary to third parties (the "New Securitization"). This wholly owned subsidiary is funded through advances on sold trade receivables and collections of these trade receivables and its activities are exclusively related to the New Securitization. Under the New Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As collections reduce accounts receivable included in the pool, we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million, as permitted by the New Securitization. Under the New Securitization program we have added additional building products U.S. trade accounts receivable to the program. While the New Securitization adds the ability to sell an undivided percentage ownership in a certain defined pool of Canadian trade accounts receivable, we are in the process of establishing the administrative procedures and at September 30, 2009 had not commenced the sale of Canadian trade accounts receivable. The New Securitization agreement expires on March 13, 2011. At September 30, 2009, the unpaid balance of accounts receivable in the defined pool was approximately $157.3 million and the balance of receivables sold was $97.1 million.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants (as discussed in Note 9), set forth in the related agreements. As of September 30, 2009, we were in compliance with all such covenants (see Note 9 regarding continued compliance with the senior secured credit facility covenants as such compliance will impact the continued availability of the New Securitization). If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing.

6.     INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	September 30, 2009	December 31, 2008
Raw materials, work-in-progress, and supplies	$93,367	$94,618
Finished goods	145,348	145,581

Inventories	$238,715	$240,199

7.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2009	December 31, 2008
Machinery and equipment	$1,352,851	$1,328,701
Land and land improvements	84,472	86,167
Buildings	193,955	197,481
Construction-in-progress	25,370	33,036

Property, plant and equipment, at cost	1,656,648	1,645,385
Accumulated depreciation	955,443	884,625

Property, plant and equipment, net	$701,205	$760,760

8.     OTHER ASSETS, NET AND GOODWILL AND OTHER INTANGIBLE ASSETS

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	September 30, 2009	December 31, 2008
Advances for long-term purchase contracts	$71,770	$85,310
Investment in joint ventures	14,608	16,104
Deferred financing costs, net	36,915	42,167
Long-term receivables	3,715	3,640
Other	5,631	3,422

Total other assets, net	$132,639	$150,643

        In connection with the amendments to our senior secured credit facility to further ease certain financial covenants and the amendment of our new asset securitization program we incurred $35.8 million of additional deferred financing costs, of which $4.5 was accrued as of December 31, 2008. Also, in connection with the fifth-amendment to our senior secured credit facility we wrote off $21.4 million of deferred financing costs relating to the gain on substantial modification of debt on March 16, 2009 (see Note 9, "Long-Term Debt").

        Goodwill.    At September 30, 2009, we had goodwill of $181.5 million, $18.2 million and $1.7 million in our Chlorovinyls, Window & Door and Mouldings and Outdoor Building Products segments, respectively, with the changes from December 31, 2008 resulting from foreign currency translation adjustments. At December 31, 2008, we had goodwill of $169.1 million, $18.2 million and $1.7 million in our Chlorovinyls, Window & Door Profiles and Mouldings and Outdoor Building Products segments, respectively.

        Assets Held-For-Sale.    Assets held for sale includes real estate totaling $14.2 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively.

        Indefinite-lived intangible assets-trade names.    At September 30, 2009 and December 31, 2008, we had trade name assets related to the acquisition of Royal Group of $4.4 million and $4.2 million, respectively, with the changes from December 31, 2008 resulting from foreign currency translation adjustments.

        Finite-lived intangible assets.    The following represents the summary of finite-lived intangible assets as of September 30, 2009 and December 31, 2008. Total estimated amortization expense for the next five fiscal years is approximately $1.0 million per year.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at September 30, 2009:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at September 30, 2009:
Customer relationships	(124)	(4,784)	(4,908)
Technology	—	(5,837)	(5,837)

Total	(124)	(10,621)	(10,745)
Foreign currency translation adjustment at September 30, 2009:
Customer relationships	(75)	(1,683)	(1,758)
Technology	—	—	—

Total	(75)	(1,683)	(1,758)
Net carrying amounts at September 30, 2009:
Customer relationships	—	4,955	4,955
Technology	—	6,030	6,030

Total	$—	$10,985	$10,985

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2008:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2008:
Customer relationships	(124)	(4,530)	(4,654)
Technology	—	(5,334)	(5,334)

Total	(124)	(9,864)	(9,988)
Foreign currency translation adjustment and other at December 31, 2008:
Customer relationships	(75)	(1,677)	(1,752)
Technology	—	—	—

Total	(75)	(1,677)	(1,752)
Net carrying amounts at December 31, 2008:
Customer relationships	—	5,215	5,215
Technology	—	6,533	6,533

Total	$—	$11,748	$11,748

        Finite-lived intangible assets amortization expense for the three and nine months ended September 30, 2009 and 2008 was as follows:

(In thousands)	September 30, 2009	September 30, 2008
For the three months ended	$253	$1,200
For the nine months ended	757	3,600

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	September 30, 2009	December 31, 2008
Senior Secured Credit Facility:
Revolving credit facility due 2011	$105,409	$125,762
Term loan B due 2013	214,205	350,350
7.125% notes due 2013	8,965	100,000
9.5% senior notes due 2014	13,148	497,240
10.75% senior subordinated notes due 2016	41,348	197,407
Lease financing obligation	103,932	91,473
Other	14,920	31,918

Total debt	$501,927	$1,394,150
Less current portion	(23,609)	(56,843)

Long-term debt	$478,318	$1,337,307

        The current portion of long-term debt includes $20.1 million on our revolving credit facility based on our estimate of the amount we will pay down over the next twelve months, as well as $3.5 million of principal on our term loan B, which we are contractually obligated to pay. Therefore, we have classified this debt as current in our consolidated balance sheet as of September 30, 2009.

        At September 30, 2009 and December 31, 2008, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million (as adjusted by the ninth amendment to our senior secured credit facility as described below) and $375.0 million, respectively. At September 30, 2009 we had $140.0 million of revolving credit facility availability after giving effect to outstanding letters of credit of $54.5 million and outstanding revolver borrowings of $105.4 million. At September 30, 2009, the availability was subject to restrictive covenants requiring compliance with a maximum leverage ratio, a maximum senior secured leverage ratio, a minimum fixed charge coverage ratio and minimum interest coverage ratio. Debt under the senior secured credit facility is secured by a majority of our consolidated assets, including real and personal property, inventory, accounts receivable and other intangibles. At September 30, 2009, we had about $168.4 million of liquidity, consisting of $28.3 million of cash and $140.1 million of revolving credit facility availability.

        Under our senior secured credit facility and our new asset securitization agreement, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. In September 2008, we began executing a series of amendments (the fourth through eighth amendments) to our senior secured credit facility to allow us more flexibility to improve our capital structure for the future. Commencing in March 2009, these amendments also permitted us to withhold about $38.0 million in aggregate interest on our 7.125 percent, 9.5 percent and 10.75 percent notes, which constituted defaults under the related indentures, in connection with the debt exchange detailed below. During this time, we also obtained forbearances from certain of the note holders with respect to the withheld interest payments and the related defaults.

        The Fifth Amendment to the senior secured credit facility was accounted for as an extinguishment of the Term loan B in accordance with ASC subtopic 50 section 40, Debt Modifications and Extinguishments. As required by ASC subtopic 50 section 40, due to the fact that the Fifth and Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term loan B and the carrying value of the original Term loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain on substantial modification of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2009. The difference between the fair value and the carrying value of the Term loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term loan B.

        The fair value of the Term loan B was estimated to be approximately 59.3 percent of par value by taking a weighted average of the bid prices in the broker market for the Term loan B during the period from March 17, 2009 through April 23, 2009 and debt pricing for recent new debt issuances for companies with comparable credit ratings. A weighted average approach was used due to the fact that the Term loan B is not widely traded on any given day, including March 17, 2009. The daily bid price from March 17, 2009 to April 23, 2009 ranged from 41.8 percent to 61.0 percent of par. We weighted our estimate to the latter part of the thirty trading days after March 17, 2009 as we believed it took some time for the market to understand the extent of the Fifth Amendment and adjust the pricing accordingly. The average bid price during the twenty to twenty-five trading days and twenty-five to thirty trading days subsequent to the Fifth Amendment was 59.0 percent and 60.7 percent of par, respectively. The average pricing of then recent publicly available new debt issuances for companies with comparable credit ratings was estimated to be approximately 61.0 percent of par. A 100 basis point difference relative to the outstanding par of our Term loan B is approximately $3.5 million.

        The $142.3 million Term loan B debt discount is being accreted ratably as interest expense through 2013, the maturity date of the Term loan B. As of September 30, 2009, the unamortized balance of the debt discount was $133.5 million. During the three and nine months ended September 30, 2009, we recorded additional interest expense of $4.3 million and $8.9 million, respectively, related to the accretion of the debt discount associated with the amended Term loan B. As of September 30, 2009, the carrying amount of the Term B is $214.2 million and the principal ultimately owed is $347.7 million.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, we issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, the company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. In September 2009 the 30.2 million preferred shares converted to an equal number of common shares. After giving effect to the debt exchange we have outstanding $9.0 million of the 2013 notes, $13.1 million of the 2014 notes and $41.3 million of the 2016 notes.

        In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the debt for equity exchange represents basic earnings per share of approximately $10.24 and $27.39 for the three and nine months ended September 30, 2009, respectively. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows, market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity exchanged was primarily derived by projected future cash flows we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis points increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

        In conjunction with the completion of the private debt for equity exchange we executed the ninth amendment to our senior secured agreement which adjusts the financial covenants to reflect current market conditions as well as the impact of the private debt exchange offers. The maximum leverage ratios and minimum interest coverage ratios were adjusted favorably to us through October 1, 2011. The amendment added a new minimum fixed charge coverage ratio covenant and a maximum senior secured leverage ratio covenant, and eliminated the minimum EBITDA covenant. The capital expenditure limitations established by the amendment are $35.0 million in 2009, $45.0 million in 2010 and 2011 and thereafter are $50.0 million per year. Our 2009 capital expenditures limit is $35.0 million. The amendment also allows us to use 50 percent of the first $45.0 million of net cash proceeds from asset dispositions to make additional capital expenditures, subject to certain annual limitations and minimum EBITDA requirements. The amendment replaced the $75.0 million minimum revolver availability requirement by permanently reducing the aggregate revolving commitments from $375.0 million to $300.0 million. Concurrently, we entered into an amendment to our new securitization agreement to conform the covenants to those in the ninth amendment to our senior secured credit facility.

        Management believes based on current and projected levels of operations and conditions in our markets and the effect of the ninth amendment to our senior secured credit facility and the exchange offers that cash flow from operations, together with our cash and cash equivalents of $28.3 million and the availability to borrow an additional $140.0 million under the revolving credit facility at September 30, 2009, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements, meet the restrictive covenants and comply with the financial ratios of the senior secured credit facility. As of September 30, 2009, we are in compliance with all required debt covenants.

        Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather then a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at September 30, 2009 are $1.7 million in 2009, $6.7 million in 2010, $6.9 million in 2011, $7.0 million in 2012, $7.2 million in 2013, and $24.2 million thereafter. The change in the future minimum lease payments from the December 31, 2008 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the nine months ended September 30, 2009.

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

        At our Lake Charles VCM facility, CONDEA Vista will continue to conduct the ongoing remediation at its expense until November 12, 2009. After November 12, 2009, we will be responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $2.2 million accrual in non-current liabilities at September 30, 2009.

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

11.   HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates, foreign currency exchange rates and commodity prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We formally assess both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets. We do not enter into derivative financial instruments for speculative or trading purposes.

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

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset recorded to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contracts was a $0.1 million current asset at September 30, 2009. This amount reflects what we currently expect to be reflected in our operating results once our contracts are settled. The settlement date of these contracts was October of 2009. These contacts did not contain any hedge ineffectiveness and thus there was no related impact to operating results for the three months ended September 30, 2009. At December 31, 2008, the fair value of our natural gas swap contracts was a current asset of $0.2 million.

        Interest Rate Risk Management.    We maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designate interest rate derivatives as cash flow hedges. At September 30, 2009 and December 31, 2008, we had an interest rate swap designated as a cash flow hedge of underlying floating rate debt obligations, with a current liability of $0.6 million and $2.9 million, respectively. Our outstanding interest rate swap hedge at September 30, 2009 has an expiration date of November 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded in accumulated other comprehensive income ("AOCI") until the underlying interest payment affects income. The amount in our current liability reflects what we currently expect to be reflected in our results of operations once the interest rate swap is settled. Our interest rate swap contract is expected to settle in November 2009. We do not expect any hedge ineffectiveness and thus no related impact to operating results. The unrealized amounts in AOCI will fluctuate based on changes in the fair value of open contracts at the end of each reporting period. During the three months and nine months ended September 30, 2009 and 2008, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

12.   EARNINGS PER SHARE

        We calculate earnings per share in accordance with ASC subtopic 260-10, Earnings per Share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of our restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.

        The two-class method also requires the denominator to include the weighted average restricted stock when calculating basic earnings per share. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the anti-dilution provisions of ASC subtopic 260-10. The two-class method has been retroactively applied for all periods presented.

        The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,
Basic and Diluted Earnings (Loss) Per Share—Two-class Method	2009	2008(a)
In thousands, except per share data
Basic Earnings (loss) per share
Undistributed income (loss)	$230,151	$(20,192)
Restricted stock ownership	7%	—%

Restricted stock interest on undistributed income	$15,109	$—

Weighted average restricted shares—Basic	1,641	17
Total restricted shareholders basic earnings per share	$9.21	$—
Undistributed income (loss)	$230,151	$(20,192)
Common stock ownership	93%	100%

Common stockholders interest in undistributed income (loss)	$215,042	$(20,192)

Weighted average common shares—Basic	23,355	1,379
Total common stockholders basic earnings (loss) per share	$9.21	$(14.64)

Diluted Earnings (loss) per share
Common stockholders interest in undistributed (loss) income	$215,042	$(20,192)
Add: Undistributed earnings—restricted stock	15,109	—

Undistributed income (loss) used in diluted earnings per share	$230,151	$(20,192)

Weighted average common shares—basic	23,355	1,379
Weighted average restricted shares-basic	1,641	—
Stock Options	10	—

Weighted average shares—diluted	25,006	1,379

Total diluted earnings (loss) per share	$9.20	$(14.64)

	Nine months ended September 30,
Basic and Diluted Earnings (Loss) Per Share—Two-class Method	2009	2008(a)
In thousands, except per share data
Basic Earnings (loss) per share
Undistributed income (loss)	$275,484	$(67,335)
Restricted stock ownership	6%	—%

Restricted stock interest on undistributed income	$16,362	$—

Weighted average restricted shares—Basic	555	16
Total restricted shareholders basic earnings (loss) per share	$29.49	$—
Undistributed income (loss)	$275,484	$(67,335)
Common stock ownership	94%	100%

Common stockholders interest in undistributed income (loss)	$259,122	$(67,335)

Weighted average common shares—Basic	8,788	1,378
Total common stockholders basic earnings (loss) per share	$29.49	$(48.86)

Diluted Earnings (loss) per share
Common stockholders interest in undistributed income (loss)	$259,122	$(67,335)
Add: Undistributed earnings (loss)—restricted stock	16,362	—

Undistributed income (loss) used in diluted earnings per share	$275,484	$(67,335)

Weighted average common shares—basic	8,788	1,378
Weighted average restricted shares-basic	555	—
Stock Options	6	—

Weighted average shares—diluted	9,349	1,378

Total diluted earnings (loss) per share	$29.47	$(48.86)

(a)
In accordance with ASC subtopic 260-10, undistributed losses have been entirely allocated to the common stockholders and corresponding common stockholders basic and diluted earnings (loss) per share due to the fact that the restricted stock owners are not contractually obligated to share in the losses of the company.

        On July 28, 2009 we affected a 1-for-25 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented. On July 29, 2009, in connection with the debt for equity exchanges we issued 1.3 million common shares and 30.2 million convertible preferred shares to our bond holders that tendered their notes. These newly issued common shares are included in the above three and nine months ended September 30, 2009 earnings per share on a weighted average basis from the date of issuance. On September 17, 2009, the preferred shares were converted to common shares on a one for one basis. These newly issued shares of preferred stock that converted to common shares are eligible to participate in any dividends that we issue and thus were treated as common share equivalents from the period issued until the date they formally converted to common shares in the calculations above. Common stock outstanding prior to the debt exchange, retroactively adjusted for the stock split, was approximately 1.4 million shares. As a result of the common stock issued and preferred stock issued and converted, in connection with the debt exchange, 32.9 million shares of common stock were outstanding at September 30, 2009. Since the newly issued common shares and preferred stock that converted to common shares were issued in late July, they are only included in the number of common shares outstanding for two months resulting in a weighted average of 23.4 million common shares outstanding for the three months ended September 30, 2009.

        Diluted earnings (loss) per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Dilutive common stock options are included in the diluted earnings per share calculation using the treasury stock method. Options to purchase 0.1 million and 0.2 million shares of common stock were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect for the three and nine months ended September 30, 2009, respectively. Options to purchase 0.1 million shares of common stock were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect for the three and nine months ended September 30, 2008.

13.   STOCK-BASED COMPENSATION

        On September 17, 2009, our stockholders approved the 2009 Equity and Performance Incentive Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of up to 3,033,000 (post the 1 – for – 25 reverse split) shares of our common stock. On July 27, 2009, the 2009 Plan was adopted in connection with the completion of our private debt for equity exchange described in Note 9. Additionally, on July 27, 2009 restricted share units for 2,274,745 shares in the aggregate were granted under the 2009 Plan.

        Under the 1998, 2002, and 2009 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 3,313,000 shares of our common stock to employees and non-employee directors. As of September 30, 2009, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    For the nine months ended September 30, 2009 and 2008, we granted options to purchase 52,108 and 31,365 shares, respectively, to employees and non-employee directors. As of September 30, 2009 we have not granted any equity awards to non-employee directors subsequent to completing the debt exchange on July 29, 2009. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

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

	Nine months ended September 30,
Stock Option Grants	2009	2008
Grant date fair value	$16.77	$57.75
Assumptions
Risk-free interest rate	2.13%	2.86%
Expected life	6.0 years	6.0 years
Expected volatility	101%	53%
Expected dividend yield	0.00%	4.75%

        A summary of stock option activity under all plans for the nine months ended September 30, 2009, is as follows:

	Nine months ended September 30, 2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2009	124,854	$536.94
Granted	52,108	21.12
Exercised	—
Forfeited	(2,358)	70.31
Expired	(5,070)	994.79
Outstanding on September 30, 2009	169,534	371.28	6.6	$447
Vested or expected to vest at September 30, 2009	168,526	372.99	6.6	441
Exercisable on September 30, 2009	88,732	619.14	4.4	—
Shares available on September 30, 2009 for options that may be granted	758,255

        Compensation expense, net of tax, for the nine months ended September 30, 2009 and 2008 from stock options was approximately $0.8 million and $1.2 million, respectively.

        Restricted and Deferred Stock.    During the nine months ended September 30, 2009 and 2008, we granted 2,274,745 and 10,959 restricted stock units, restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. As of September 30, 2009 we have not granted any equity awards to non-employee directors subsequent to completing the debt exchange July 29, 2009. The restricted stock units granted in 2009 under the 2009 Plan vest 50 percent over a three-year period and the other 50 percent vest based on specific performance metrics. The restricted stock units and restricted stock granted prior to the 2009 Plan generally vest over a three-year period and the deferred stock units vest over a one-year period. The weighted average grant date fair value per share of restricted and deferred stock units and restricted stock granted during the nine months ended September 30, 2009 and 2008 was $8.75 and $168.00, respectively, which is based on the stock price as of the date of grant. Compensation expense, net of tax, for the nine months ended September 30, 2009 and 2008 from restricted stock units, restricted stock and deferred stock units was $5.8 million and $1.3 million, respectively. The compensation expense, net of tax, from the 2009 plan grants on July 27, 2009 was $5.4 million and is included in the $5.8 million above. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Nine months ended September 30, 2009
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2009	17,927		$330.32
Granted	2,274,745		8.75
Vested	(8,248)		417.27
Forfeited	(239)		196.70

Outstanding on September 30, 2009	2,284,185	1.8 years	$9.78	$68,526

Vested or expected to vest at September 30, 2009	2,210,184	1.8 years	$13.97	$66,300

        As of September 30, 2009 and 2008, we had approximately $13.8 million and $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation which we will record in our statements of operations over a weighted average recognition period of approximately three years. The unrecognized compensation cost from the 2009 plan grants on July 27, 2009 was approximately $11.6 million as of September 30, 2009. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $6.4 million and $6.6 million, respectively. For additional information about our share-based payment awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K.

14.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit income (cost) for all of our pension plans:

	Three months ended September 30,		Nine months ended September 30,
Pension Plans	2009	2008	2009	2008
In thousands
Components of net periodic benefit cost:
Service cost	$(30)	$1,204	$1,243	$3,961
Interest cost	2,036	1,843	5,858	5,578
Expected return on assets	(1,900)	(2,761)	(6,123)	(8,280)
Amortization of:
Prior service credit	—	—	(129)	—
Curtailment gain	(1,566)	(141)	(5,868)	(405)
Actuarial loss (gain)	337	(20)	1,263	(26)

Total net periodic benefit (income) costs	$(1,123)	$125	$(3,756)	$828

        Our major assumptions used to determine the net periodic benefit cost for our U.S. pension plans are presented as follows:

	Nine months ended September 30,
	2009		2008
Discount rate	6.50/6.75%	(1)	6.25%
Expected return on assets	8.75%		8.00%
Rate of compensation increase	4.51%/N/A	(2)	4.26%

(1)
Fiscal 2009 retirement plan pension cost was based on costs as of two measurement dates due to the mid-year plan freeze, January 1 and March 31, 2009.

(2)
Due to the mid-year plan freeze, the rate of compensation increase was no longer applicable as of the March 31, 2009 remeasurement date.

        In February 2009, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. As a result, we recognized a $4.3 million curtailment gain as of March 31, 2009. In addition, as a result of freezing the pension benefits on March 31, 2009, we changed the amortization methodology for gains and losses from the average expected future service period for active plan participants to the average expected future lifetime for all plan participants. This change in amortization method decreased pension costs from April 1, 2009 through December 31, 2009 by approximately $1.6 million.

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian Pension and Other Post-retirement Benefits Plans. For the Canadian Pension Plan, curtailment gains of $1.6 million were recognized as of September 30, 2009 when the remaining employees were released and the plant decommissioning was complete. We will recognize ongoing benefit costs for the Canadian Pension Plan until the wind up deficit is fully funded over a period of up to five years. All future benefit obligations in the Canadian Other Post-retirement Benefits Plan were fully settled as of September 30, 2009. We recognized benefit income for this plan of $2.6 million for the nine months ended September 30, 2009, which included a curtailment gain of $0.9 million and a settlement gain of $1.7 million as of September 30, 2009.

        For the three and nine months ended September 30, 2009, we made no contributions to the U.S. pension plan trust. For the nine months ended September 30, 2009 and 2008, we made contributions of $0.4 million to the Canadian pension plan trusts. We made contributions in the form of direct benefit payments for the U.S. pension plans in the nine months ended September 30, 2009 and 2008 of approximately $0.4 million.

15.   COMPREHENSIVE INCOME (LOSS) INFORMATION

        Our comprehensive income (loss) includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by ASC subtopic 715-30, Compensation—Retirement Benefits—Defined Benefit Plans—Pensions. The components of accumulated other comprehensive income (loss) and total comprehensive income (loss) are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	September 30, 2009	December 31, 2008
Unrealized losses on derivative contracts	$(302)	$(1,661)
Pension liability adjustment including affect of ASC subtopic 715-30	(21,956)	(18,908)
Cumulative currency translation adjustment	12,790	(6,686)

Accumulated other comprehensive loss	$(9,468)	$(27,255)

        The components of total comprehensive income (loss) are as follows:

Total comprehensive income (loss)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2009	2008	2009	2008
Net income (loss)	$230,151	$(17,402)	$275,484	$(58,955)
Unrealized losses on derivative contracts	730	1,108	1,359	1,019
Pension liability adjustment including affect of ASC subtopic 715-30	(3,762)	(114)	(3,048)	(215)
Cumulative currency translation adjustment	11,670	(9,908)	19,476	(19,579)

Total comprehensive income (loss)	$238,789	$(26,316)	$293,271	$(77,730)

16.   INCOME TAXES

        Our effective income tax rates for the three and nine months ended September 30, 2009 were 43.7 percent and 36.2 percent, respectively, as compared to 12.5 percent and 10.9 percent, as reported for the three and nine months ended September 30, 2008, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, the benefit related to the cancellation of debt income ("CODI") offset by the reduction of tax attributes as a result of the debt exchange and concurrent change in control of the company for tax purposes, and the valuation allowance in Canada.

        On March 17, 2009, we modified the terms of our Term Loan B debt. The changes to the terms of this debt resulted in a significant modification for tax purposes. As a result, we recognized CODI related to this modification. On July 29, 2009, we exchanged about $736.0 million of our debt for about 96% of the equity of the company. Since the value of the shares issued in the exchange was less than the adjusted issue price of the notes, we recognized CODI as a result of this debt exchange. In addition, simultaneously with the debt exchange, the terms of the Term B debt were again modified resulting in a significant modification. This significant modification generated a deductible premium for tax purposes.

        There are two exceptions to the current recognition of the CODI that may apply to us. Under the insolvency exception, we may not be required to realize CODI to the extent that, immediately prior to the exchange, we were insolvent for tax purposes. In general, a company is insolvent to the extent that the fair market value of its assets is less than its liabilities. To the extent CODI is excluded under the insolvency exception, we will be required to reduce certain of our tax assets. This would affect our future tax paying position.

        The American Recovery and Reinvestment Act of 2009 ("ARRA") added a second exception to the immediate realization of the CODI. The Act would permit us to elect to defer the current recognition of any CODI resulting from the debt exchange and instead recognize any such income ratably over a five-year period beginning in 2014. If this election is made, we would be required to defer the deduction of all or a substantial portion of any "original issue discount" ("OID") expenses. These OID deductions also would be deferred until 2014 and we would be allowed to deduct these costs ratably over the same five-year period.

        We are currently considering whether to make the election described in the preceding paragraph in combination with the insolvency exception as a result of the March 2009 debt modification and the July 2009 debt exchange and debt modification. Our decision will depend on, among other things, the extent to which we believe we were insolvent for tax purposes at the time of the debt exchange and estimates of our future taxable income or loss. Regardless of whether we make the election or rely on the insolvency exception, we do not expect these transactions to result in a material current federal cash tax liability for the company. Because state tax laws vary from federal tax laws, we expect a current state income tax liability as a result of this transaction.

        The transfer of about 96% of the equity of the company to the former bondholders created a change in control for US Federal tax purposes. Because of this change in control, our ability to use our federal net operating loss carry forwards and certain other tax attributes is limited by Section 382 of the Internal Revenue Code of 1986, as amended. We have recognized tax expense as a result of our inability to realize these tax attributes during the three and nine months ended September 30, 2009.

        In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. The credits do not expire.

        The difference in our effective income tax rate for the period compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the settled Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Accounting for Income Taxes, criteria to allow us to realize such benefits.

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

        ASC topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

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

        Our Term loan B fair value for purposes of recording the gain on substantial modification of our Term loan B was determined by Level 3 inputs. The fair value of the common and preferred shares for purposes of recording the value of the equity exchanged in our July 29, 2009 debt for equity exchange and the resulting net gain was determined by Level 3 inputs. For further details concerning the fair value of Term loan B debt and the fair value of the common and preferred shares in our July 29, 2009 debt for equity exchange see Note 9 "Long-term Debt."

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt, interest rate swaps and natural gas swaps as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
7.125% senior notes due 2013	$8,965	$7,296	$100,000	$30,000
9.5% senior notes due 2014	13,148	12,359	497,240	152,500
10.75% senior subordinated notes due 2016	41,348	25,946	197,407	48,000
Level 2
Long-term debt:
Revolving credit facility expires 2011	105,409	99,084	125,762	89,920
Term loan B due 2013	214,205	343,072	350,350	229,479
Derivative instruments:
Interest rate swap contracts	(613)	(613)	(2,850)	(2,850)
Natural gas swap contracts	127	127	179	179

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

        The accounting polices of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K.

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Three months ended September 30, 2009:
Net sales	$229,133	$100,521	$98,617	$128,071	$—	$556,342
Intersegment revenues	69,616	—	278	46	(69,940)	—
Long-lived asset impairment (credits) charges	(277)	—	4,444	—	—	4,167
Restructuring (income) costs, net	(3,538)	—	(302)	(2,088)	—	(5,928)
(Gain) loss on sale of assets, net	—	—	—	—	—	—
Operating (loss) income	30,573	9,347	2,008	14,650	(17,982)	38,596
Depreciation and amortization	14,861	1,084	6,935	2,962	3,853	29,695
Three months ended September 30, 2008:
Net sales	$365,501	$165,457	$124,027	$163,579	$—	$818,564
Intersegment revenues	96,819	—	866	19	(97,704)	—
Long-lived asset impairment charges	836	—	1,805	(125)	—	2,516
Restructuring costs, net	591	—	226	352	—	1,169
(Gain) loss on sale of assets, net	13	—	(60)	80	—	33
Operating (loss) income	27,982	(4,547)	(561)	516	(9,142)	14,248
Depreciation and amortization	18,314	1,230	11,483	3,616	1,828	36,471

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Eliminations, Unallocated and Other	Total
Nine months ended September 30, 2009:
Net sales	$702,915	$227,979	$241,691	$315,431	$—	$1,488,016
Intersegment revenues	180,795	—	1,080	96	(181,971)	—
Long-lived asset impairment charges	201	—	20,156	—	—	20,357
Restructuring (income) costs, net	(63)	—	3,014	508	2,468	5,927
(Gain) loss on sale of assets, net	—	—	(24)	86	—	62
Operating (loss) income	75,466	17,709	(31,528)	6,304	(49,929)	18,022
Depreciation and amortization	45,532	3,343	20,669	8,433	11,170	89,147
Nine months ended September 30, 2008:
Net sales	$1,108,471	$516,118	$328,104	$428,175	$—	$2,380,868
Intersegment revenues	232,589	—	2,756	1,750	(237,095)	—
Long-lived asset impairment charges	16,815	—	1,880	—	—	18,695
Restructuring costs, net	2,302	—	1,434	5,022	—	8,758
(Gain) loss on sale of assets, net	(1,689)	—	1,210	2,027	(28,830)	(27,282)
Operating (loss) income	64,673	(7,373)	(15,943)	(14,295)	5,520	32,582
Depreciation and amortization	56,269	4,522	34,911	11,516	5,277	112,495

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$17,374	$10,965	$—	$28,339
Receivables, net	5,433	504,673	201,895	(539,651)	172,350
Inventories	—	161,005	77,710	—	238,715
Prepaid expenses	528	26,363	4,653	—	31,544
Income tax receivable	(984)	3,072	1,708	—	3,796
Deferred income taxes	232	20,777	—	—	21,009

Total current assets	5,209	733,264	296,931	(539,651)	495,753
Property, plant and equipment, net	204	461,291	239,710	—	701,205
Long-term receivables—affiliates	423,616	—	—	(423,616)	—
Goodwill	—	97,572	103,759	—	201,331
Intangibles, net	—	13,138	2,282	—	15,420
Other assets, net	21,863	83,233	27,543	—	132,639
Non-current assets held-for-sale	—	14,227	—	—	14,227
Investment in subsidiaries	966,856	126,588	—	(1,093,444)	—

Total assets	$1,417,748	$1,529,313	$670,225	$(2,056,711)	$1,560,575

Current portion of long-term debt	$23,609	$—	$—	$—	$23,609
Accounts payable	495,765	131,419	33,805	(539,650)	121,339
Interest payable	4,534	—	518	—	5,052
Income tax payable	—	471	1,164	—	1,635
Accrued compensation	928	6,492	7,105	—	14,525
Liability for unrecognized income tax benefits and other tax reserves	—	3,241	6,207	—	9,448
Other accrued liabilities	1,364	19,002	31,659	—	52,025

Total current liabilities	526,200	160,625	80,458	(539,650)	227,633
Long-term debt, less current portion	354,406	55	123,857	—	478,318
Long-term payables—affiliates	—	—	423,616	(423,616)	—
Liability for unrecognized income tax benefits	—	6,522	55,091	—	61,613
Deferred income taxes	12,531	223,834	700	—	237,065
Other non-current liabilities	4,740	28,447	2,888	—	36,075

Total liabilities	897,877	419,483	686,610	(963,266)	1,040,704

Total stockholders' equity (deficit)	519,871	1,109,830	(16,385)	(1,093,445)	519,871

Total liabilities and stockholders' deficit	$1,417,748	$1,529,313	$670,225	$(2,056,711)	$1,560,575

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,737	$427,805	$166,504	$(41,704)	$556,342
Operating costs and expenses:
Cost of sales	—	379,291	131,162	(37,810)	472,643
Selling, general and administrative expenses	15,546	17,137	18,075	(3,894)	46,864
Long-lived asset impairment charges	—	4,444	(277)	—	4,167
Restructuring (gain) costs, net	—	256	(6,184)		(5,928)

Total operating costs and expenses	15,546	401,128	142,776	(41,704)	517,746

Operating income (loss)	(11,809)	26,677	23,728	—	38,596
Other income (expense):
Gain on debt exchange	400,835				400,835
Interest expense, net	(31,777)	6,259	(5,191)	—	(30,709)
Foreign exchange gain (loss)	48	4	(100)	—	(48)
Equity in earnings of subsidiaries	40,733	(1,210)	—	(39,523)	—
Intercompany interest income (expense)	1,473	—	(1,473)	—	—

Income before income taxes	399,503	31,730	16,964	(39,523)	408,674
Provision for income taxes	169,352	7,748	1,423	—	178,523

Net income (loss)	$230,151	$23,982	$15,541	$(39,523)	$230,151

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,563	$661,531	$223,921	$(70,451)	$818,564
Operating costs and expenses:
Cost of sales	—	622,831	197,076	(63,404)	756,503
Selling, general and administrative expenses	8,130	20,486	22,526	(7,047)	44,095
Long-lived asset impairment charges	—	1,582	934	—	2,516
Restructuring costs, net	—	626	543	—	1,169
Loss (gain) on sale of assets, net	—	14	19	—	33

Total operating costs and expenses	8,130	645,539	221,098	(70,451)	804,316

Operating income (loss)	(4,567)	15,992	2,823	—	14,248
Other (expense) income:
Interest expense, net	(31,842)	3,460	(3,898)	—	(32,280)
Foreign exchange gain (loss)	(91)	(6)	(1,767)	—	(1,864)
Equity in income of subsidiaries	10,766	128	—	(10,894)	—
Intercompany interest income (expense)	4,462	—	(4,462)	—	—

Income (loss) before income taxes	(21,272)	19,574	(7,304)	(10,894)	(19,896)
Provision (benefit) for income taxes	(3,870)	34	1,342		(2,494)

Net income (loss)	$(17,402)	$19,540	$(8,646)	$(10,894)	$(17,402)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$11,383	$1,192,613	$393,974	$(109,954)	$1,488,016
Operating costs and expenses:
Cost of sales	—	1,070,103	341,158	(97,337)	1,313,924
Selling, general and administrative expenses	35,938	58,089	48,314	(12,617)	129,724
Long-lived asset impairment charges	—	11,610	8,747	—	20,357
Restructuring (gain) costs, net	2,468	580	2,879		5,927
Loss on sale of assets		—	62		62

Total operating costs and expenses	38,406	1,140,382	401,160	(109,954)	1,469,994

Operating income (loss)	(27,023)	52,231	(7,186)	—	18,022
Other income (expense):
Gain on the substantial modification of debt	121,700	—	(667)	—	121,033
Gain on debt exchange	400,835				400,835
Interest expense, net	(111,738)	18,159	(13,650)	—	(107,229)
Foreign exchange gain (loss)	31	47	(1,059)	—	(981)
Equity in earnings of subsidiaries	27,054	(10,723)	—	(16,331)	—
Intercompany interest income (expense)	5,480	—	(5,480)	—	—

Income (loss) before income taxes	416,339	59,714	(28,042)	(16,331)	431,680
Provision for income taxes	140,855	11,343	3,998	—	156,196

Net income (loss)	$275,484	$48,371	$(32,040)	$(16,331)	$275,484

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,723	$1,957,596	$588,689	$(175,140)	$2,380,868
Operating costs and expenses:
Cost of sales	—	1,842,256	530,993	(155,593)	2,217,656
Selling, general and administrative expenses	18,126	62,746	69,134	(19,547)	130,459
Long-lived asset impairment charges	—	17,177	1,518	—	18,695
Restructuring costs	—	2,238	6,520	—	8,758
(Gain) loss on sale of assets	—	(31,034)	3,752	—	(27,282)

Total operating costs and expenses	18,126	1,893,383	611,917	(175,140)	2,348,286

Operating income (loss)	(8,403)	64,213	(23,228)	—	32,582
Other (expense) income:
Interest expense, net	(93,254)	6,480	(11,383)	—	(98,157)
Foreign exchange loss	(294)	(10)	(281)	—	(585)
Equity in income of subsidiaries	17,500	(1,927)	—	(15,573)	—
Intercompany interest income (expense)	16,152	—	(16,152)	—	—

Income (loss) before income taxes	(68,299)	68,756	(51,044)	(15,573)	(66,160)
Provision (benefit) for income taxes	(9,344)	5,888	(3,749)	—	(7,205)

Net income (loss)	$(58,955)	$62,868	$(47,295)	$(15,573)	$(58,955)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,119	$(12,454)	$(34,797)	$—	$48,868

Cash from investing activities:
Proceeds from insurance recoveries	—	1,781	199	—	1,980
Capital expenditures	—	(21,638)	(3,320)	—	(24,958)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1,900	—	1,900

Net cash used in investing activities	—	(19,857)	(1,221)	—	(21,078)
Cash from financing activities:
Net change in revolving line of credit	(40,333)	—	10,922	—	(29,411)
Long-term debt payments	(19,688)	(39)	—	—	(19,727)
Proceeds from issuance of common stock	—	—			—
Purchase and retirement of common stock	(25)	—	—	—	(25)
Fees paid to amend debt	(36,073)	—	(7,183)	—	(43,256)
Repayment of capital lease	—	—	—	—	—

Net cash (used in) provided by financing activities	(96,119)	(39)	3,739	—	(92,419)

Effect of exchange rate changes on cash	—	—	2,993	—	2,993

Net change in cash and cash equivalents	—	(32,350)	(29,286)	—	(61,636)
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$17,374	$10,965	$—	$28,339

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended September 30, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(37,857)	$27,758	$2,712	$—	$(7,387)
Investing activities:
Capital expenditures	—	(35,310)	(8,713)	—	(44,023)
Proceeds from sale of property, plant and equipment	—	47,148	30,947	—	78,095

Net cash provided by investing activities	—	11,838	22,234	—	34,072

Financing activities:
Net change in revolving line of credit	105,813	—	1,905	—	107,718
Long-term debt payments	(73,054)	(40)	—	—	(73,094)
Intercompany financing	23,099	—	(23,099)	—	—
Return of internal capital	—	(1,499)	1,499	—	—
Purchases and retirement of common stock	(110)	—	—	—	(110)
Fees paid to amend debt	(9,823)	—	—	—	(9,823)
Dividends paid	(8,379)	—	—	—	(8,379)

Net cash (used in) provided by financing activities	37,546	(1,539)	(19,695)	—	16,312

Effect of exchange rate changes on cash	311	—	185	—	496

Net change in cash and cash equivalents	—	38,057	5,436	—	43,493
Cash and cash equivalents at beginning of period	—	8,315	912	—	9,227

Cash and cash equivalents at end of period	$—	$46,372	$6,348	$—	$52,720

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

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the three and nine month periods ended September 30, 2009 and 2008, and the percentage of net sales of each line item for the periods presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
Net sales	$556.3	100%	$818.6	100%	$1488.0	100%	$2,380.9	100.0%
Cost of sales	472.6	85.0%	756.5	92.4%	1,313.9	88.3%	2,217.7	93.1%

Gross margin	83.7	15.0%	62.1	7.6%	174.1	11.7%	163.2	6.9%
Selling, general and administrative expense	46.9	8.4%	44.1	5.4%	129.7	8.7%	130.4	5.5%
Long-lived asset impairment charges	4.1	0.8%	2.5	0.3%	20.4	1.4%	18.7	0.8%
Restructuring (gain)costs, net	(5.9)	(1.1)%	1.2	0.2%	5.9	0.4%	8.8	0.4%
Gain on sale of assets	—	—%	—	—%	0.1	—%	(27.3)	(1.2)%

Operating income (loss)	38.6	6.9%	14.3	1.7%	18.0	1.2%	32.6	1.4%
Gain on substantial modification of debt	—	—%	—	—%	121.0	8.1%	—	—%
Gain on debt exchange	400.8	72.1%	—	—%	400.8	26.9%	—	—%
Net interest expense	(30.7)	(5.5)%	(32.3)	(4.0)%	(107.2)	(7.2)%	(98.2)	(4.1)%
Foreign exchange (loss) gain	—	—%	(1.9)	(0.2)%	(0.9)	(0.1)%	(0.6)	0.0%
Benefit (provision) for income taxes	(178.5)	(32.1)%	2.5	(0.3)%	(156.2)	(10.5)%	7.2	0.3%

Net (loss) income	$230.2	41.4%	$(17.4)	(2.1)%	$275.5	18.5%	$(59.0)	(2.5)%

        The following table sets forth certain financial data by reportable segment for the three and nine month periods ended September 30, 2009 and 2008, and the percentage of total net sales or gross margin by segment for each line item.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
Net sales
Chlorovinyl products	$229.1	41.2%	$365.5	44.7%	$702.9	47.2%	$1,108.5	46.6%
Window and door profiles and mouldings products	98.6	17.7%	124.0	15.1%	241.7	16.3%	328.1	13.8%
Outdoor building products	128.1	23.0%	163.6	20.0%	315.4	21.2%	428.2	17.9%
Aromatic products	100.5	18.1%	165.5	20.2%	228.0	15.3%	516.1	21.7%

Total net sales	$556.3	100.0%	$818.6	100.0%	$1,488.0	100.0%	$2,380.9	100.0%

Gross margin
Chlorovinyl products	$33.1	14.5%	$37.4	10.2%	$92.5	13.2%	$107.5	9.7%
Window and door profiles and mouldings products	14.1	14.3%	11.7	9.4%	19.0	7.9%	22.1	6.7%
Outdoor building products	25.8	20.1%	16.7	10.2%	41.8	13.3%	38.3	8.9%
Aromatic products	10.7	10.7%	(3.6)	(2.2)%	20.8	9.1%	(4.7)	(0.9)%

Total gross margin	$83.7	15.0%	$62.2	7.6%	$174.1	11.7%	$163.2	6.9%

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

        Net Sales.    For the three months ended September 30, 2009, net sales totaled $556.3 million, a decrease of 32 percent compared to $818.6 million for the same quarter last year. This decrease was primarily a result of a decrease in our overall sales price of 34 percent. Our overall average sales price decrease is largely a result of decreases in the prices of caustic soda and vinyl resins and all of our aromatics products and an unfavorable currency impact. Our overall sales volume increase of 5 percent is mainly attributable to an increase in export sales for caustic soda and vinyl resin. In addition, our production was higher this year as compared to last year as a result of the impact of hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008. Our sales volume increase was offset by a decrease in demand in North America for vinyl-based building materials, which, in turn, is attributable to the seasonally adjusted annual U.S housing starts rate decreasing 28 percent from September of 2008 to September of 2009.

        Chlorovinyls segment net sales totaled $229.1 million for the three months ended September 30, 2009, a decrease of 37 percent compared to net sales of $365.5 million for the same period last year. Our overall average sales price decreased 46 percent while our sales volume increased 15 percent. Our overall average sales price decrease is primarily a result of decreases in the prices of caustic soda and vinyl resins of 84 percent and 37 percent, respectively. The caustic soda sales price decrease reflects an increase in supply resulting from the higher demand for its co-product chlorine and a decrease in demand due to the significant economic downturn effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users. The vinyl resins sales price decrease reflects lower prices for the feedstock ethylene and natural gas. Our overall chlorovinyls sales volume increased primarily as a result of the increase in our export sales volumes for caustic soda of 308 percent and vinyl resins of 51 percent. North American vinyl resin industry sales volume increased 1 percent as a result of the domestic sales volume decrease of 4 percent, primarily due to the decrease in U.S. housing and construction which was more than offset by an increase in exports of 38 percent. In addition, our production was higher this year as compared to last year as a result of hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008.

        Window and door profiles and mouldings products segment net sales totaled $98.6 million for the three months ended September 30, 2009, a decrease of 20 percent (18 percent decrease on a constant currency basis) compared to $124.0 million for the same period last year. Our overall sales volumes decreased 17 percent. North American industry vinyl resin extruded window and doors profiles and mouldings sales volumes increased 4 percent in the same period, reflecting an increase in the remodeling market offsetting the decline in U.S. housing. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the third quarter of 2009, our window and door profiles and mouldings segment generated about 55 percent of its revenue in the U.S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $128.1 million for the three months ended September 30, 2009, a decrease of 22 percent (19 percent decrease on a constant currency basis) compared to $163.6 million for the same period last year. Our overall sales volumes decreased 12 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 3 percent, reflecting the decline in U.S. housing. In addition, sales in the third quarter of 2008 included about $8.3 million related to the outdoor storage business, a business we divested in 2008. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the third quarter of 2009, our outdoor building segment generated about 31 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $100.5 million for the three months ended September 30, 2009, a decrease of 39 percent compared to $165.5 million for the same period last year. Our overall average sales price decreased 31 percent as a result of decreases in the prices of cumene of 31 percent, phenol of 26 percent and acetone of 30 percent. The sales price decreases reflect lower costs for the feedstocks benzene and propylene. The North American phenol and acetone industry operating rate was approximately 57 percent for the third quarter of 2009, or down about 21 percent compared to the same period last year. The North American cumene industry operating rate was approximately 54 percent during the third quarter of 2009, or about 16 percent lower than the same period last year. During the first quarter of 2009, a competitor announced the idling of a 1 billion pound cumene plant, reducing North American cumene industry capacity by about 9 percent. Our overall aromatics sales volumes decreased 12 percent as a result of a decline in phenol of 36 percent and acetone of 11 percent. The phenol and acetone sales volume decrease is due to weak demand in North America caused primarily by the decline in the U.S. housing construction and automotive markets and reduced export sales. Our cumene sales volume increase of 8 percent reflects additional spot sales during the three months ended September 30, 2009.

        Gross Margin.    Total gross margin increased from 7.6 percent of sales for the three months ended September 30, 2008 to 15.0 percent of sales for the three months ended September 30, 2009. This $21.5 million increase is due to lower feedstock costs and natural gas costs and was partially offset by lower sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced decreases of 42 percent and 66 percent, respectively, from the third quarter of 2008 to the third quarter of 2009. We implemented several cost savings initiatives during 2008 and 2009 including the permanent closure of our 450 million pound vinyl resin plant in Sarnia, Ontario and our 500 million pound vinyl resin plant in Oklahoma City, Oklahoma, resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $11.9 million in the third quarter of 2009 as compared to the third quarter of 2008.

        Chlorovinyls segment gross margin increased from 10.2 percent of sales for the three months ended September 30, 2008 to 14.5 percent of sales for the three months ended September 30, 2009. This margin increase primarily reflects a decrease in our raw materials and natural gas costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales prices and volumes for most of our chlorovinyls products. Our overall raw materials and natural gas costs in the third quarter of 2009 decreased 51 percent compared to the same quarter of 2008. Our chlorovinyls operating rate increased from about 69 percent for the third quarter of 2008 to about 82 percent for the third quarter of 2009. Our production was higher this year as compared to last year which was negatively impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008. Also during 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin increased from 9.4 percent of sales for the three months ended September 30, 2008 to 14.3 percent of sales for the three months ended September 30, 2009. This $2.4 million increase primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from the third quarter of 2008 to the third quarter of 2009. We implemented several cost savings initiatives during 2008 and 2009. During 2008, we reduced our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations. In May 2009, we announced the permanent closure of two additional window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations. The window and door profiles and mouldings sales volume decrease is due to weak demand in North America reflecting the decline in the North American housing and construction markets.

        Outdoor building products segment gross margin increased from 10.2 percent of sales for the three months ended September 30, 2008 to 20.1 percent of sales for the three months ended September 30, 2009. This $9.1 million increase primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from the third quarter of 2008 to the third quarter of 2009. We implemented several cost savings initiatives during 2008 and 2009. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business during the first quarter of 2008, which also reduced our cost structure. The outdoor building products sales volume decrease is due to weak demand in North America reflecting the decline in the North American housing and construction markets.

        Aromatics segment gross margin increased from negative 2.2 percent of sales for three months ended September 30, 2008 to 10.7 percent of sales for the three months ended September 30, 2009. This $14.3 million increase from the same quarter last year is due primarily to decreases in our raw materials costs which more than offset decreases in our sales prices and volumes for most of our aromatics products. In addition, our gross margin improvement was driven by raw material prices rising throughout the quarter resulting in an inventory holding gain. Overall raw material costs decreased 39 percent primarily as a result of decreases in benzene and propylene costs from the third quarter of 2008 to the third quarter of 2009. Our aromatics segment shares certain maintenance, utilities, environmental and service costs, as well as selling, general and administrative costs with our chlorovinyls segment. For the three months ended September 30, 2009 and 2008 there was $1.9 million and $2.1 million, respectively, of these shared costs allocated to our aromatics segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $46.9 million for the three months ended September 30, 2009, a 6 percent increase from the $44.1 million for the three months ended September 30, 2008. This $2.8 million increase primarily reflects an increase in our selling, general and administrative expenses in our chlorovinyls and aromatics segments collectively of $10.4 million, primarily as a result of an increase in our stock compensation expense of $8.3 million. This increase in stock compensation expense is primarily related to a July 27, 2009 stock grant in connection with the completion of our private exchange offers described in Note 9 of the Notes to the Condensed Consolidated Financial Statements. On the date of acceptance of notes in the exchange offers, pursuant to agreements with certain noteholders, restricted share units for 2,274,745 shares in the aggregate were granted. We have also increased selling, general and administrative expenses by $1.2 million due to an increase in loan cost amortization and the discount on sale of interests in our trade receivables related to our new asset securitization agreement entered into on March 17, 2009 and $1.0 million related to our bonus program. As part of our cost savings initiatives, we have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $7.7 million, including a decrease in bad debt expense of $2.1 million, payroll related costs of $0.7 million and advertising, commission and promotional expense of $1.0 million, and our selling, general and administrative costs also reflect a favorable currency effect of about $0.8 million as the Canadian dollar weakened against the U.S. dollar during the three months ended September 30, 2009 compared to the same quarter in the prior year.

        Long-lived asset impairment charges.    In May 2009, we initiated plans to further consolidate two plants in our window and door profiles and mouldings products segment. In accordance with generally accepted accounting principles, we wrote down the plants' property, plant and equipment, resulting in a $4.1 million charge in the three months ended September 30, 2009. For the three months ended September 30, 2008, we wrote down property, plant and equipment of $2.5 million.

        Restructuring (gain) costs, net.    The net gain associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the three months ended September 30, 2009 for severance and other exit costs totaled a credit of $5.9 million primarily due to the favorable settlement of a legal claim and the final wind up of our Canadian post retirement health and welfare and pension plans related to the shut down of the Sarnia, Ontario PVC manufacturing facility. For the three months ended September 30, 2008, we incurred severance, restructuring and other exit costs of $1.2 million; see Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.

        Interest Expense, Net.    Interest expense, net decreased to $30.7 million for the three months ended September 30, 2009 from $32.3 million for the three months ended September 30, 2008. This decrease of $1.6 million was primarily attributable to lower overall debt balances due to the debt exchange completed during the three months ended September 30, 2009. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information on the debt exchange.

        Benefit (provision) for income taxes.    The provision for income taxes was $178.5 million for the three months ended September 30, 2009, compared with the benefit for income taxes of $2.5 million for the three months ended September 30, 2008. The change in the provision for income taxes primarily resulted from a $428.6 million increase in the pre-tax income. Our effective income tax rate for the three months ended September 30, 2009 was 43.7 percent as compared to 12.5 percent for the three months ended September 30, 2008. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, the benefit related to the Cancellation of Debt Income ("CODI") offset by the reduction of tax attributes as a result of the debt exchange and concurrent change in control of the company for tax purposes and the valuation allowance in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Accounting for Income Taxes, criteria to allow us to realize such benefits. See Note 16 of the Notes to these Condensed Consolidated Financial Statements for further information on income taxes.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

        Net Sales.    For the nine months ended September 30, 2009, net sales totaled $1,488.0 million, a decrease of 38 percent compared to $2,380.9 million for the same period last year. This decrease was primarily a result of decreases in our overall sales price and volume of 31 percent and 10 percent, respectively. Our overall average sales price decrease is largely a result of decreases in the prices of vinyl resins and all of our aromatics products and an unfavorable currency impact. The sales price decreases reflect lower costs for our raw materials and natural gas. Our overall sales volume decrease is mainly attributable to a decrease in demand in North America for vinyl-based building materials, which, in turn, is attributable to the seasonally adjusted annual U.S housing starts rate decreasing 43 percent from the first nine months of 2008 compared to the first nine months of 2009.

        Chlorovinyls segment net sales totaled $702.9 million for the nine months ended September 30, 2009, a decrease of 37 percent compared with net sales of $1,108.5 million for the same period last year. Our overall average sales price and volume decreased 34 percent and 4 percent, respectively. Our overall average sales price decrease is primarily a result of decreases in the prices of vinyl resins of 41 percent and caustic soda of 36 percent. The vinyl resins sales price decrease reflects lower prices for the feedstock ethylene and natural gas. This caustic soda decrease reflects an increase in caustic soda supply resulting from the higher demand for its co-product chlorine, a decrease in demand due to the significant economic downturn effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users and much higher than normal import volumes. Our overall chlorovinyls sales volume decreased primarily as a result of the decrease in our sales volume in North America for vinyl resins of 19 percent, vinyl compounds of 15 percent and caustic soda of 29 percent. Our North American sales volume decrease was offset by an increase in exports for vinyl resins of 85 percent and caustic soda of 92 percent. North American vinyl resin industry sales volume declined 9 percent as a result of the domestic sales volume decrease of 12 percent, primarily due to the decline in U.S. housing and construction offset by an increase in exports of 16 percent.

        Window and door profiles and mouldings products segment net sales totaled $241.7 million for the nine months ended September 30, 2009, a decrease of 26 percent (21 percent decrease on a constant currency basis) compared to $328.1 million for the same period last year. Our overall sales volumes decreased 23 percent. North American industry wide vinyl resin extruded window and doors and mouldings sales volumes declined 12 percent in the same period, reflecting the decline in U.S. housing construction and remodeling. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the first nine months of 2009, our window and door profiles and mouldings segment generated about 56 percent of its revenue in the U.S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $315.4 million for the nine months ended September 30, 2009, a decrease of 26 percent (20 percent decrease on a constant currency basis) compared to $428.2 million for the same period last year. Our overall sales volumes decreased 14 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 12 percent, reflecting the decline in U.S. housing construction and remodeling. In addition, sales in the first nine months of 2008 included about $25.8 million related to the outdoor storage business, a business we divested in 2008. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During the first nine months of 2009, our outdoor building products segment generated about 37 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $228.0 million for the nine months ended September 30, 2009, a decrease of 56 percent compared to $516.1 million for the first nine months of 2008. Our overall average sales prices decreased 45 percent as a result of decreases in the prices of cumene of 50 percent, phenol of 37 percent and acetone of 28 percent. The sales price decreases reflect lower costs for the feedstocks benzene and propylene. The North American phenol and acetone industry operating rate was approximately 56 percent for the first nine months of 2009, or down about 15 percent compared with the same period last year. The North American cumene industry operating rate was approximately 58 percent during the first nine months of 2009, or about 11 percent lower than the same period last year. During the first quarter of 2009, a competitor announced the idling of a 1 billion pound cumene plant reducing North American cumene industry capacity by about 9 percent. Our overall aromatics sales volumes decreased 20 percent as a result of a decline in phenol of 52 percent and acetone of 53 percent. The phenol and acetone sales volume decrease is due to weak demand in North America caused primarily by the decline in the U.S. housing construction and automotive markets and reduced export sales. Our cumene sales volume increase of 22 percent reflects additional spot sales during the nine months ended September 30, 2009.

        Gross Margin.    Total gross margin increased from 6.9 percent of sales for the nine months ended September 30, 2008 to 11.7 percent of sales for the nine months ended September 30, 2009. This $10.9 million increase is due to lower feedstock costs and natural gas costs and was partially offset by lower sales volumes and sales prices. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced decreases of 50 percent and 60 percent, respectively, from the first nine months of 2008 to the first nine months of 2009. We implemented several cost savings initiatives during 2008 and 2009 including the permanent closure of our 450 million pound vinyl resin plant in Sarnia, Ontario and our 500 million pound vinyl resin plant in Oklahoma City, Oklahoma, resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $42.7 million in the first nine months of 2009 as compared to the first nine months of 2008.

        Chlorovinyls segment gross margin increased from 9.7 percent of sales for the nine months ended September 30, 2008 to 13.2 percent of sales for the nine months ended September 30, 2009. This margin increase primarily reflects a decrease in our raw materials and natural gas costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales prices and volumes for most of our chlorovinyls products. Our overall raw materials and natural gas costs in the first nine months of 2009 decreased 53 percent compared to same period of 2008. Our chlorovinyls operating rate increased slightly from 71 percent in the first nine months of 2008 to 74 percent in the first nine months of 2009. In addition, in the first quarter of 2009 we had scheduled turnaround maintenance for our caustic chlorine plant. During 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin increased from 6.7 percent of sales for the nine months ended September 30, 2008 to 7.9 percent of sales for the nine months ended September 30, 2009. This gross margin increase primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from the first nine months of 2008 to the first nine months of 2009. The window and door profiles and mouldings sales volume decrease is due to weak demand in North America reflecting the decline in the North American housing and construction markets. We implemented numerous cost savings initiatives during 2008 and 2009. During 2008, we reduced our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations. In May 2009, we announced the permanent closure of two additional window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations.

        Outdoor building products segment gross margin increased from 8.9 percent of sales for the nine months ended September 30, 2008 to 13.3 percent of sales for the nine months ended September 30, 2009. This $3.5 million increase primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from the first nine months of 2008 to the first nine months of 2009. We implemented numerous cost savings initiatives during 2008 and 2009 to improve profitability, reduce indirect spending and freight costs and adjust our capacity to more closely match market demand. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business during the first quarter of 2008, which also reduced our cost structure. The outdoor building products sales volume decrease is due to weak demand in North America reflecting the decline in the North American housing and construction markets.

        Aromatics segment gross margin increased from negative 0.9 percent of sales for the nine months ended September 30, 2008 to 9.1 percent of sales for the nine months ended September 30, 2009. This $25.5 million increase from the same period last year is due primarily to decreases in our raw materials costs which more than offset decreases in our sales prices and volumes for most of our aromatics products. In addition, our gross margin improvement was driven by raw material prices rising throughout the first nine months of 2009, resulting in an inventory holding gain. Overall raw material costs decreased 54 percent primarily as a result of decreases in benzene and propylene costs from the first nine months of 2008 to the first nine months of 2009. Our aromatics segment shares certain maintenance, utilities, environmental and service costs, as well as selling, general and administrative costs with our chlorovinyls segment. For the nine months ended September 30, 2009 and 2008, there was $4.7 million and $6.0 million, respectively, of these shared costs allocated to our aromatics segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $129.7 million for the nine months ended September 30, 2009, a 1 percent decrease from the $130.4 million for the nine months ended September 30, 2008. We have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $23.8 million, including a decrease in payroll related costs of $7.8 million and advertising, commission and promotional expense of $3.2 million, a decrease in depreciation and amortization of $4.8 million and these expenses also reflect a favorable currency effect of about $6.1 million as the Canadian dollar weakened against the U.S. dollar during the nine months ended September 30, 2009 compared to the same period in the prior year. We also reduced selling, general, and administrative costs in our chlorovinyls and aromatics segments collectively by $1.1 million, primarily as a result of a decrease in pension expense of $1.8 million ($1.4 million in unallocated expenses) and a gain in litigation settlements of $3.8 million offset partially by a $3.1 million increase in bad debt reserve. We have increased our selling, general and administrative expenses about $10.0 million for the services of several consultants to assist us in reducing overall indebtedness and related interest expense, performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. We have increased our selling, general and administrative expenses about $7.7 million for stock compensation expense. This increase in stock compensation expense is primarily related to a July 27, 2009 stock grant in connection with the completion of our private exchange offers described in Note 9 of the Notes to these Condensed Consolidated Financial Statements. On the date of acceptance of notes in the exchange offers, pursuant to agreements with certain noteholders, restricted share units for 2,274,745 shares in the aggregate were granted. We have also increased selling, general and administrative expenses by $3.7 million due to an increase in the discount on sale of interests in our trade receivables related to our new asset securitization agreement on March 17, 2009 and bonus expense of $1.9 million.

        Long-lived asset impairment charges.    In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment (the "2009 Window and Door Consolidation Plan"). In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $20.4 million charge in the nine months ended September 30, 2009. In March 2008, we permanently shut down the Oklahoma City, Oklahoma vinyl resin plant and operations were ceased. In accordance with generally accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $15.6 million charge in the nine months ended September 30, 2008.

        Restructuring Costs.    The expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the nine months ended September 30, 2009 for severance and exit costs totaled $3.5 million. Also related to these restructuring plans we expensed about $2.4 million for the services of several consultants to assist us in performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. For the first nine months of 2008, restructuring costs were $8.8 million primarily due to the closure and disposition costs of our outdoor storage buildings business of $4.6 million and cost related to the permanent shut down of the Oklahoma City, Oklahoma vinyl resin manufacturing plant, severance and other exit costs of $3.0 million. See Note 4 of the Notes to these Condensed Consolidated Financial Statements for further information on restructuring costs.

        Gain on sale of assets.    In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. The remainder of $3.7 million was due to a loss on the sale of other real estate. There were no significant asset sales during the nine months ended September 30, 2009.

        Interest Expense, Net.    Interest expense, net increased to $107.2 million for the nine months ended September 30, 2009, from $98.2 million for the nine months ended September 30, 2008. This increase of $9.0 million was primarily attributable to higher overall debt balances and interest rates during the first nine months of 2009 compared to the same period last year.

        Benefit (provision) for income taxes.    The provision for income taxes was $156.2 million for the nine months ended September 30, 2009, compared with the benefit for income taxes of $7.2 million for the nine months ended September 30, 2008. The change in the provision for income taxes primarily resulted from a $497.8 million increase in the pre-tax income. Our effective income tax rate for the nine months ended September 30, 2009 was 36.2 percent, as compared with 10.9 percent for the nine months ended September 30, 2008. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, the benefit related to the Cancellation of Debt Income ("CODI") offset by the reduction of tax attributes as a result of the debt exchange and concurrent change in control of the company for tax purposes and the valuation allowance in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Accounting for Income Taxes, criteria to allow us to realize such benefits. See Note 16 of the Notes to these Condensed Consolidated Financial Statements for further information on income taxes.

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

Liquidity and Capital Resources

        Operating Activities.    For the nine months ended September 30, 2009, cash provided by operations was $48.9 million as compared with $7.4 million of cash used in operations for the nine months ended September 30, 2008. A major source of cash for the first nine months of 2009 was a decrease in inventory of $12.0 million and the year to date operating results excluding non-cash restructuring impairments and stock compensation. Major uses of cash for the first nine months of 2009 were a decrease in the accounts receivables sold through the asset securitization program of $13.9 million and an increase in receivables of $33.8 million. The major uses of cash during the nine months ended September 30, 2008 were a $20.1 million payment related to the Quebec tax settlement and a decrease in payables of $77.0. The major source of cash during the nine months ended September 30, 2008 was a reduction in inventories of $47.8 million and an increase in the interests sold in our trade receivables as a result of an increase in eligible receivables under our securitization program of $18.0 million. Net working capital at September 30, 2009 was a surplus of $248.0 million versus $225.2 million at December 31, 2008. Significant changes in working capital at September 30, 2009 include an increase in accounts receivable of $54.1 million, a decrease in current debt of $33.2 million due to related payoffs, a decrease in inventory, and an increase in prepaid expenses and accounts payable. We continued our focus on working capital management related to inventory and accounts receivable along with restoring vendor payment terms to more normal levels with the completed debt exchange and bank amendment. Net working capital at September 30, 2008 was a surplus of $246.4 million versus a surplus of $200.7 million at December 31, 2007. Additionally, our significant decrease in inventories and accounts payable during the nine months ended September 30, 2008 are directly associated with lower production volumes in our chlorovinyls and aromatics segments as a result of plant outages caused by hurricanes Ike and Gustav. Our facilities sustained minimal physical damage during the hurricanes, but the disruption in feedstock, energy supplies, and transportation networks impacted production and sales.

        Investing Activities.    Net cash used in investing activities was $21.1 million for the nine months ended September 30, 2009 as compared to net cash provided by investing activities of $34.1 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we had capital expenditures of $22.0 million. During the first nine months of 2008, we received cash proceeds of $78.1 million. These proceeds related primarily to the sale of the outdoor storage business for $13.0 million, a sale of real estate in Ontario, Canada for $12.6 million, a sale of real estate in Manitoba, Canada for $4.5 million, the sale of a vacant tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million, and the sale and lease back of equipment for $10.6 million. We also had capital expenditures of $44.0 million.

        Financing Activities.    Cash used in financing activities was $92.4 million for the nine months ended September 30, 2009 compared with cash provided by financing activities of $16.3 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we paid fees related to amendments to our senior secured credit facility, our new asset securitization facility and our July 29, 2009 debt for equity exchange, totaling $43.3 million. In May 2009, we repaid our $17.0 million Industrial Development Bond in accordance with its terms. During the nine months ended September 30, 2008, we drew down $107.8 million under our revolving credit facility and repaid long term debt of $73.1 million with proceeds from asset sales.

        On September 30, 2009, our balance sheet debt consisted of $347.7 million principal face amount of term debt ($214.2 million net of fair value adjustment debt discount) and $105.4 million of borrowings under our revolving credit facilities under our senior secured credit facility, $9.0 million of unsecured 7.125% senior notes due 2013, $13.1 million of unsecured 9.5% senior notes due 2014, $41.3 million of unsecured 10.75% senior subordinated notes due 2016, $103.9 million of lease financing obligations and $14.9 million in other debt. The significant decrease in the 7.125% senior notes, 9.5% senior notes, and 10.75% senior subordinated notes is due to the July 29, 2009 debt exchange described below. The increase of $12.5 million in the lease financing obligations from December 31, 2008 is due to foreign currency adjustments. At September 30, 2009, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million. At September 30, 2009 we had $140.1 million of revolving credit facility availability net of outstanding letters of credit of $54.5 million and current borrowings of $105.4 million. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other assets.

        At September 30, 2009 and December 31, 2008, we had interest rate swaps designated as cash flow hedges of underlying floating rate debt obligations, with current liabilities of $0.6 million and $2.9 million, respectively.

        Covenants and Restrictions.    Under our senior secured credit facility and the indentures related to the 7.125 percent, 9.5 percent, and 10.75 percent notes, we are subject to certain restrictive covenants, the most significant of which require us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. Our ability to meet these covenants, satisfy our debt obligations and pay principal and interest on our debt, fund working capital, and make anticipated capital expenditures will depend on our future performance, which is subject to general macroeconomic conditions and other factors, some of which are beyond our control. On September 11, 2008 we executed the fourth amendment to our senior secured credit facility ("Fourth Amendment") to increase our leverage ratio and to decrease our interest coverage ratio for the second half of 2008 and the first quarter of 2009. Applicable per annum interest rates increased by approximately 2.5 percent for the fourth quarter of 2008 and 3.0 percent thereafter for both the Eurodollar rate loans and base rate loans. The capital expenditure limit set forth in the senior secured credit facility was decreased from $90.0 million to $65.0 million in 2008 and from $135.0 million to $65.0 million in 2009. On March 16, 2009, we executed the fifth amendment to our senior secured credit facility ("Fifth Amendment") to, among other things, increase our leverage ratio and to decrease our interest coverage ratio each quarter ended beginning June 30, 2009 and through December 31, 2009. The Fifth Amendment also established a trailing twelve-month minimum consolidated EBITDA threshold to be measured quarterly beginning June 30, 2009 through December 31, 2009. The Fifth Amendment reduced our annual capital expenditures limitation to $35.0 million in 2009 and $55.0 million in 2010. Applicable per annum interest rates increased by approximately 1.0 percent for both the LIBOR loans and the agent bank rate loans. In addition, the Fifth Amendment required that we maintain a $75.0 million minimum availability under the revolving credit facility. Finally, the Fifth Amendment permitted us to grant a second lien on substantially all of our assets through September 30, 2009, to provide us flexibility to improve our capital structure in the future. See below for a description of additional amendments to our senior secured credit facility.

        The Fifth Amendment to the senior secured credit facility has been accounted for as an extinguishment of the Term loan B in accordance with ASC subtopic 50 section 40, Debt Modifications and Extinguishments. As required by ASC subtopic 50 section 40, due to the fact that the Fifth Amendment and the Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term loan B and the carrying value of the original Term loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain on substantial modification of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2009. The difference between the fair value and the carrying value of the Term loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term loan B.

        The $142.3 million Term loan B debt discount is being accreted as interest expense through 2013, the maturity date of the Term loan B. As of September 30, 2009, the unamortized balance of the debt discount was $133.5 million. During the three and nine months ended September 30, 2009, we recorded additional interest expense of $4.3 million and $8.9 million, respectively, related to the accretion of the debt discount associated with the amended Term loan B. As of September 30, 2009 the principal amount of the Term loan B is $347.7 million.

        During the three months ended September 30, 2009 we executed amendments six through eight to our senior secured credit facility that primarily provided the flexibility to execute our debt for equity exchange. The ninth amendment to our senior secured agreement adjusts the financial covenants to reflect current market conditions as well as the impact of the private debt exchange offers. The maximum leverage ratios and minimum interest coverage ratios were adjusted favorably for the Company through October 1, 2011. The amendment added a new minimum fixed charge coverage ratio covenant and a maximum senior secured leverage ratio covenant, and eliminated the minimum EBITDA covenant. The capital expenditure limitations established by the amendment are $35.0 million in 2009, $45.0 million in 2010 and 2011 and thereafter are $50.0 million per year. The amendment also allows us to use 50 percent of the first $45.0 million of net cash proceeds from asset dispositions to make additional capital expenditures, subject to certain annual limitations and minimum EBITDA requirements. The amendment replaced the $75.0 million minimum revolver availability requirement by permanently reducing the aggregate revolving commitments from $375.0 million to $300.0 million. Concurrently, we entered into an amendment to our new securitization agreement to conform the covenants to those in the ninth amendment to our senior secured credit facility and allow us to sell receivables of additional subsidiaries.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, we issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, the company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. In September 2009 the 30.2 million preferred shares converted to an equal number of common shares. In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the debt for equity exchange represents basic earnings per share of approximately $10.24 and $27.39 for the three and nine months ended September 30, 2009, respectively. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows, market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity exchanged was primarily derived by projected future cash flows we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis points increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

        We believe based on current and projected levels of operations and conditions in our markets and the effect of the ninth amendment to our senior secured credit facility and the July 29, 2009 debt for equity exchange that cash flow from operations, together with our cash and cash equivalents of $28.3 million and the availability to borrow an additional $140.1 million under the revolving credit facility at September 30, 2009, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements, meet the restrictive covenants and comply with the financial ratios of the senior secured credit facility. As of September 30, 2009, we are in compliance with all required debt covenants.

        Off-Balance Sheet Arrangement.    On March 17, 2009, we entered into a new asset securitization agreement pursuant to which we will sell an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivables on a revolving basis through a wholly owned subsidiary to third parties (the "New Securitization"). Under the New Securitization agreement we may sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. The New Securitization agreement expires on March 13, 2011. At September 30, 2009 the unpaid balance of accounts receivable in the defined pool was approximately $157.3 million and the balance of receivables sold was $97.1 million.

        Continued availability of the New Securitization is conditioned upon compliance with covenants, related primarily to operation of the New Securitization, and compliance with the senior secured credit facility covenants, set forth in the related agreements. As of September 30, 2009, we were in compliance with all such covenants (see Note 9 regarding continued compliance with the senior secured credit facility covenants as such compliance will impact the continued availability of the New Securitization). If the New Securitization agreement was terminated, we would not be required to repurchase previously sold receivables, but would be prevented from selling additional receivables to the third parties. In the event that the New Securitization agreement was terminated, we would have to source these funding requirements with availability under our senior secured credit facility or obtain alternative financing. Our new Securitization provides us one of our least costly sources of funds and enables us to reduce our annual interest expense. The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount.

        Until March 17, 2009, we had a former agreement pursuant to which we sold an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to third parties (the "Securitization"). As collections reduced accounts receivable included in the pool, we sold ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization in effect through March 17, 2009. The balance in the interest of receivables sold at December 31, 2008, was $111.0 million.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category at September 30, 2009, were as follows:

In millions dollars	Total	2009	2010	2011	2012	2013	2014 and Thereafter
Debt-Principal	535.2	1.7	3.5	108.8	101.1	265.0	55.1
Debt-Interest	197.7	13.4	51.1	50.5	40.5	28.7	13.5
Sale leaseback Royal	53.5	1.7	6.7	6.9	7.0	7.2	24.0
Operating Leases	81.9	7.1	20.1	12.7	11.1	8.5	22.4
Purchase	4,038.7	282.1	864.6	755.3	668.9	517.8	950.0
Other	1.3	0.1	0.4	0.3	0.2	0.3	—
Asset Retirement Obligation	10.3	—	—	—	—	—	10.3
Tax	0.5	—	0.5	—	—	—	—

Total	4,919.1	306.1	946.9	934.5	828.8	827.5	1,075.3

Outlook

        Based on our year to date performance and our cautious expectations for the fourth quarter of 2009, we believe our adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") and other items described below will exceed $143 million for the fiscal year 2009. Due to limited visibility in caustic and feedstock prices and chemical and building products demand, we are no longer providing forward looking guidance beyond fiscal year 2009. Any previously provided guidance beyond fiscal year 2009 should no longer be relied upon.

Non-GAAP Measures

        We have included above the non-GAAP measure Adjusted EBITDA as earnings before interest, taxes, depreciation, and amortization, cash and non-cash restructuring charges and certain other charges related to financial restructuring and business improvement initiatives, gain on substantial modification of debt and sales of assets, and goodwill, intangibles, and other long-lived asset impairment. We use Adjusted EBITDA to measure the company's ability to service our indebtedness. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. Below we have provide a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP.

(In Millions)
Operating Income—Nine months ended September 30, 2009	$18.0
Other(a)	$514.0
Business/legal consulting fees	$17.8
Long lived asset impairment	$20.4
Depreciation and amortization	$89.1
Restructuring	$5.9
Gain on debt modification, debt exchange and gain on asset sales	$(521.9)

Adjusted EBITDA—Nine months ended September 30, 2009	$143.1

(a)
"Other" amount includes $6.7 million for debt cost amortization and $1.0 million in foreign exchange losses offset by $121.0 million for gain on Term B fair value adjustment and a $400.8 million gain on the debt exchange.

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

Critical Accounting Policies

        During the nine months ended September 30, 2009, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant developments with respect to our exposure to market risk during the quarter ended September 30, 2009.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of September 30, 2009.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our Form 10-K Annual Report for the year ended December 31, 2008. During the nine months ended September 30, 2009, we paid a settlement totaling $63,771 to the USEPA to resolve the issue in which we were identified as a potential PRP for a Superfund site in Galveston, TX. Otherwise, there were no material developments in the status of those proceedings noted in our Form 10-K for the year ended December 31, 2008. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

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

        Our common stock is currently listed on the NYSE. On February 20, 2009, the NYSE notified us that we were not in compliance with one of the continued listing requirements of the NYSE because our total market capitalization had been less than $75 million over a 30 trading-day period and our stockholders' equity was less than $75 million at December 31, 2008. In addition, the NYSE's continued listing standards require that the average closing price of our common stock not fall below $1.00 over a consecutive 30 day trading period (the "$1 minimum rule").

        We submitted a plan to regain compliance to the NYSE within 45 days of notice of non-compliance and that plan was accepted by NYSE on May 4, 2009. If we do not regain compliance, and do not in fact comply, with the requirement regarding market capitalization and stockholders' equity within 18 months of the NYSE notice, the NYSE will commence suspension and delisting procedures. Further, if we fail to meet the $1 minimum rule and do not regain compliance for at least 30 trading days within six months, the NYSE will commence suspension and delisting procedures

        Although we have taken actions designed to bring our market capitalization, stockholders' equity and stock price within the required compliance levels within the NYSE's specified timeframes, we cannot assure that our plans will be successful within those time frames or at all. If we are not able to come into compliance with the NYSE continued listing standards, which we presently do not comply with, and cannot know if we will be able to in the future, we likely would seek to list the common stock on another exchange, in the event we were able to comply with the applicable listing standards of that other exchange. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might decline. Delisting could also make it more difficult for us to raise additional capital. The price of our common stock was below $1.00 until we effected a 1-for-25 reverse stock split on July 28, 2009. On July 29, 2009 we announced the closing of the exchange offers. Since July 28, 2009, the price of our common stock has been very volatile.

We will need to refinance our senior secured credit facility and may need to obtain additional borrowing capacity but may not be able to do so on reasonable terms or at all.

        Our revolving credit facility and term debt under our senior secured credit facility become due in 2011 and 2013, respectively. We plan to refinance these obligations and may need to obtain additional borrowing capacity in order to fund working capital or for other purposes. Our ability to obtain new financing could be constrained by our operating performance, conditions in our industry or economic conditions affecting financial markets. We may be unable to refinance our senior secured credit facility on acceptable terms or at all.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        A special meeting of our stockholders was held September 17, 2009, in Atlanta, Georgia for the following purposes: (i) to amend our charter to increase the number of authorized shares of common stock from 3 million to 100 million shares; and (ii) to approve the 2009 equity and performance incentive plan. There were 2,734,137 shares of common stock and 30,232,100 shares of convertible preferred stock entitled to vote at the meeting.

        The proposal to amend our charter to increase the number of authorized shares of common stock from 3 million to 100 million shares received the following votes:

Common stock:			Broker Non-Votes
For	Against	Abstain
2,158,964	154,235	6,185	0

Convertible preferred and common stock voting as a single class:			Broker Non-Votes
For	Against	Abstain
31,641,251	154,235	6,185	0

        The proposal to approve the 2009 equity and performance incentive plan received the following votes:

Convertible preferred and common stock:			Broker Non-Votes
For	Against	Abstain
30,931,779	72,515	227,230	0

Item 6.    EXHIBITS

Exhibits
3.1	Certificate of Incorporation, as amended.
4.1
Amendment, dated as of August 10, 2009, to the Amended and Restated Rights Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 4.1 to the company's current report on Form 8-K, filed August 14, 2009).
4.2
Registration Rights Agreement, dated July 27, 2009, among Georgia Gulf and the parties identified on the signature pages thereto (filed as Exhibit 4.1 to Georgia Gulf's current report on Form 8-K on July 31, 2009 and incorporated herein by reference).
10.1
Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (incorporated by reference to Annex B to the proxy statement in connection with its special meeting of stockholders, filed with the Securities and Exchange Commission on August 24, 2009).
10.2	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the company's current report on Form 8-K filed September 18, 2009).
10.3	Form of Restricted Share Unit Agreement for Canadian Grantees (incorporated by reference to Exhibit 10.3 to the company's current report on Form 8-K filed September 18, 2009).
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 6, 2009	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2009	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)