Form 10-K
period 2009-12-31
GEORGIA GULF CORP /DE/
filed 2010-03-11
CIK 805264

Use these links to rapidly review the document
TABLE OF CONTENTS PART I

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant's common stock on June 30, 2009 was $22,162,928.

         Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at March 5, 2010
Common Stock, $0.01 par value	33,722,121 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2010, in Part III of this Form 10-K.

PART I

PART I

Item 1.    BUSINESS.

General

        Georgia Gulf Corporation is a leading North American manufacturer and international marketer of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products are chlorine, caustic soda, ethylene dichloride ("EDC"), vinyl chloride monomer ("VCM"), vinyl resins, vinyl compounds and compound additives; and our aromatics products are cumene, phenol and acetone. On October 3, 2006, we completed the acquisition of Royal Group Technologies Limited, which was subsequently renamed Royal Group, Inc. ("Royal Group"), a leading North American manufacturer and marketer of vinyl-based building and home improvement products. Royal Group's core businesses now consist of five product lines: (i) window and door profiles; (ii) mouldings; (iii) siding; (iv) pipe and pipe fittings; and (v) deck, fence and rail products.

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

Recapitalization

        We completed the acquisition of all of the outstanding common stock of Royal Group in 2006 for a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion. The acquisition was financed entirely with new debt, including $500.0 million in aggregate principal amount of new senior notes, $200.0 million in aggregate principal amount of new senior subordinated notes and $800.0 million principal amount of floating interest rate term debt under a new senior secured credit facility.

        Demand for our building and home improvement products declined during 2008 as compared to 2007 primarily as a result of U.S. housing starts decreasing by about 33 percent according to a report furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in January 2009. Similarly, in 2008 our chlorovinyls segment experienced decreased demand compared to 2007, primarily as a result of a continued weakness in the U.S. residential housing market.

        As a result of the significant impact of the recession on the residential construction industry, we were required to obtain numerous waivers and amendments of certain restrictive covenants that required us to maintain certain financial ratios under our senior secured credit facility. In early 2009, we began to take actions to recapitalize our company.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes") and, in conjunction with the private exchange offers, withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 and 2016 notes. After numerous extensions and amendments of the exchange offers and additional waivers and amendments under our senior secured credit facility, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and approximately 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In preparation and prior to this debt for equity exchange, we executed a 1-for-25 reverse stock split. In September 2009, following an amendment of our charter to increase our authorized shares of common stock to 100 million shares, approximately 30.2 million convertible preferred shares converted to an equal number of common shares. After giving effect to the debt exchange at December 31, 2009, we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes. This debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million, or approximately $16.61 per share.

        On December 22, 2009, we refinanced our senior secured credit facility and our $175.0 million asset securitization agreement. At the time of the refinancing, our senior secured credit facility was comprised of a $300.0 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and asset securitization facility with a four-year term secured asset—based revolving credit facility that provides for a maximum of $300 million of revolving credit (including credit in the form of letters of credit and swingline loans) through December 2013, subject to borrowing base availability and other terms and conditions (the "ABL Revolver") and the issuance of $500.0 million in principal amount of our 9.0 percent senior secured notes. The borrowing base under the ABL Revolver is equal to specified percentages of our eligible accounts receivable and inventories, less a fixed $15 million availability reserve and other reserves reasonably determined by the co-collateral agents. The borrowings under the ABL Revolver are secured by substantially all of our assets.

        The $500.0 million of senior secured 9.0 percent notes are due in 2017. The 9.0 percent notes are secured by substantially all of our assets and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        Our new capital structure significantly reduces our interest expense to approximately $70 million to $80 million annually from approximately $130 million in recent years and substantially eliminates quarterly maintenance covenants that were part of our debt agreements under our previous capital structure. However, we cannot be certain that our annual interest expense will always fall within a range of $70 million to $80 million, as the borrowings under our ABL Revolver are subject to variable interest rates, and thus, could increase substantially over time.

Segment Information

        We operate through four reportable segments: chlorovinyls; window and door profiles and mouldings products; outdoor building products; and aromatics. These four reportable segments reflect the organization used by our management for purposes of allocating resources and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, EDC, VCM and vinyl resins, vinyl compounds and compound additives. Through the Royal Group acquisition, we acquired manufacturing facilities for vinyl-based building and home improvement products. Our vinyl-based building and home improvement products are primarily marketed under the Royal Group brand names, and are managed within two reportable segments, window and door profiles and mouldings; and outdoor building products, which includes the manufacturing of siding, pipe and pipe fittings and deck, fence, and rail products. The aromatics segment includes cumene and the co-products phenol, acetone and alpha methyl styrene ("AMS").

Reportable Segments	Key Products
Chlorovinyls	Chlorine/Caustic Soda
EDC
VCM
Vinyl Resins
Vinyl Compounds
Compound Additives
Window and Door Profiles and Mouldings	Window and Door Profiles
Mouldings
Outdoor Building Products	Siding
Pipe and Pipe Fittings
Deck, Fence and Rail
Aromatics	Cumene
Phenol/Acetone
AMS

        For selected financial information concerning our four reportable segments and our domestic and international sales, see Note 19 of the Notes to the Consolidated Financial Statements included in Item 8.

Plant Closings and Temporary Plant Idlings

        In May 2009, we announced plans to consolidate two plants in our window and door profiles and mouldings segment. As part of this plan, our window and door profiles plant in McCarran, Nevada was closed in November 2009 and one of our window and door profiles manufacturing plants in Vaughan, Ontario was closed in December 2009.

        The phenol industry suffered from industry-wide supply and demand imbalance primarily as a result of capacity that was brought online in 1999 and 2000. Rather than continue running both of our phenol/acetone plants of our aromatics segment at lower capacity utilization rates, management temporarily idled the Pasadena, Texas phenol/acetone plant in the second quarter of 2002. Subsequently, we have been able to continue to meet all of our customers' needs with phenol/acetone production from our Plaquemine, Louisiana plant. We intend to restart the Pasadena, Texas phenol/acetone plant when market conditions warrant. The net book value of our idled Pasadena, Texas phenol/acetone plant was approximately $0.7 million as of December 31, 2009 and is included in property, plant and equipment on our consolidated balance sheet.

Products and Markets

Chlorovinyls

        The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, EDC, VCM, vinyl resins, vinyl compounds and compound additives. We have leading market positions in our key chemical products. In North America, we are one of the largest producers of VCM, vinyl resins, and vinyl compounds. The following table shows our total annual production capacities as of December 31, 2009, in our chlorovinyls product line:

Product Line	Capacity
Vinyl Compounds	1.3 billion pounds
Vinyl Resins	2.7 billion pounds
VCM	3.0 billion pounds
Caustic Soda	500,000 tons
Chlorine	450,000 tons
Compound Additives	162 million pounds
Plasticizers	22 million pounds

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

        We have four vinyl compound facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi. As a result of the Royal Group acquisition, we acquired several vinyl compound manufacturing facilities in Vaughan, Ontario and a compound additives manufacturing facility located in Bradford, Ontario. Additionally, certain Royal Group extrusion plants contain compounding facilities. Substantially all of the vinyl compounds produced by Royal Group are used internally in Royal Group's extrusion operations. The additives plant produces lubricants, stabilizers, impact modifiers and process aids used in the production of compounds, which are part of the typical compound formulations. The majority of our additives are consumed internally.

        Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2009, approximately 69 percent of Georgia Gulf's vinyl resins production was sold into the merchant market where our vinyl resins were used in a wide variety of flexible and rigid vinyl end-use applications. In 2009, the largest end-uses of our products were for pipe and pipe fittings, siding and window profiles. Approximately 31 percent of our vinyl resins are used internally in the manufacture of our vinyl compounds and vinyl building products.

        VCM.    During 2009, we used about 99 percent of our VCM production in the manufacture of vinyl resins in our PVC manufacturing operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets.

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

Window and Door Profiles and Mouldings

        In our window and door profiles and mouldings segment, we currently operate 11 manufacturing facilities located in Canada and the U.S. In addition we operate distribution centers, some of which are co-located with manufacturing plants. The window and door profiles and mouldings segment consists of extruded vinyl window and door profiles as well as interior and exterior mouldings, in which we have leading market positions.

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

        Pipe and Pipe Fittings.    We manufacture pipe and pipe fittings for the municipal and electrical markets, as well as pipe for plumbing applications. Our municipal pipe and pipe fittings product lines are used in potable water applications as well as for storm and sewer applications. Our plumbing lines are used in residential and industrial applications to move storm and sanitary wastewater from the building to the municipal sewer at the property line. This product line is primarily targeted at drain, waste and vent applications. Electrical, pipe, conduit and fittings are available in a wide variety of sizes and configurations, to meet the needs of both commercial and residential applications.

        Deck, Fence and Rail.    We manufacture vinyl deck, fence and rail products that are used for both the do-it-yourself ("D-I-Y") and professionally installed segments of the market. Products directed at the D-I-Y segment such as D-I-Y fencing are made in pre-built sections designed for quick and easy installation, and are sold through big-box home improvement retail stores. We offer many different fence styles for the professional installer. We also offer decorative columns and rail to complement our fence products. Royal Group's deck, fence and rail product lines are positioned as a lower-maintenance alternative to conventional wood and metal products.

Aromatics

        The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone. We operate the world's largest cumene plant.

        The following table shows our total annual production capacities as of December 31, 2009 in our aromatics product line:

Product Line	Capacity
Phenol*	660 million pounds
Acetone*	408 million pounds
Cumene	2.0 billion pounds

    *
    Capacity includes our plant in Pasadena (160 million pounds of phenol and 100 million pounds of acetone), which has been temporarily idled.

        Cumene.    Cumene is used as an intermediate to make phenol and acetone. About 31 percent of our cumene was consumed internally during 2009 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets, and is sold as an additive in gasoline blending.

        Phenol.    Our phenol is sold to a broad base of customers who are producers of a variety of phenolic resins, engineering plastics and specialty chemicals. Phenolic resins are used as adhesives for wood products such as plywood and Oriented Strand Board, or OSB. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and chemical intermediates. In 2009, the largest sales segment of our phenol was the chemical/specialty chemical sector.

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

        Chemical Products.    In our chlorovinyls segment, we produce chlorine and its co-product caustic soda by electrolysis of salt brine. We produce VCM by reacting purchased ethylene with chlorine, which is both produced internally and purchased from third parties; our internal production of VCM slightly exceeds our internal demand requirements. We produce vinyl resins by polymerization of VCM in a batch reactor process. We formulate our vinyl compounds by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce EDC, an intermediate in the manufacture of VCM, for external sales. In our aromatics segment, we produce cumene utilizing benzene and refinery grade propylene ("propylene") purchased from third parties. Cumene is then oxidized to produce cumene hydroperoxide, which is split into the co-products phenol and acetone.

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

        Operation of numerous manufacturing facilities located strategically near customers, such as is the case in our window and door profiles division, facilitates marketing and customer support and also minimizes transportation costs. Transportation costs limit sales of pipe from our facilities. Because our pipe plants are located in Ontario and British Columbia, sales of our pipe are concentrated within the northeastern and northwestern portions of Canada and the U.S. Our building and home improvement products are delivered primarily by truck.

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

Sales and Marketing

        No single customer accounted for more than 6 percent of our consolidated revenues for the years ended December 31, 2009, 2008, and 2007. In addition to our domestic sales, we export some of our products.

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

Environmental Regulation

        Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the United States Environmental Protection Agency ("USEPA") and comparable state agencies and Canadian federal and provincial agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances. In addition to the matters involving environmental regulation above and the matters discussed in Item 3 "Legal Proceedings," we have the following potential environmental issues.

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

        There are several serious environmental issues concerning the VCM facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains an extensive network of monitoring wells and recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties ("PRPs") associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liabilities for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site.

Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally have made such claims for indemnification before November 12, 2009. No such material claims were made.

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $2.2 million accrual in non-current liabilities at December 31, 2009.

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

Employees

        As of December 31, 2009 and 2008, we had 3,489 and 4,463, respectively, full-time employees. The decrease in number of employees represents part of management's continuing cost reduction strategy. We employ approximately 444 employees under collective bargaining agreements that expire at various times from 2010 through 2014. We believe our relationships with our employees are good.

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

Item 1A.    RISK FACTORS.

        Our business, financial condition and results of operations may be adversely affected by the risks described below as well as the other risks described in this Annual Report on Form 10-K.

The chemical industry is cyclical and volatile, experiencing alternating periods of tight supply and overcapacity, and the building products industry is also cyclical. This cyclicality adversely impacts our capacity utilization and causes fluctuations in our results of operations.

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

        In addition, the building products industry is cyclical and seasonal and is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, which factors could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. In response to the recent significant decline in the market for our building and home improvement products, we have closed facilities and sold certain businesses and assets. We are continuing to take further actions and implement cost control initiatives; however, it is uncertain as to when demand will return, or whether demand for our products will decline further, and when these businesses will return to profitability.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured notes and our other indebtedness or force us to take other actions to satisfy these obligations.

        We have substantial indebtedness which requires significant interest payments, including interest payments of approximately $63 million in 2010, based on interest rates in effect at December 31, 2009. As of December 31, 2009, we had total indebtedness of $739.0 million, including $500.0 million outstanding under our 9.0 percent notes, $56.5 million drawn under the new asset-based revolving credit facility that provides for a maximum of $300 million of revolving credit, subject to borrowing base availability and other terms and conditions (the "ABL Revolver"), $106.4 million of lease financing obligations, $22.1 million of senior unsecured notes, $41.4 million of senior subordinated notes and $15.9 million of other debt. As of December 31, 2009, we had $134.5 million of undrawn availability under our new ABL Revolver, after giving effect to $45.2 million of outstanding letters of credit. Our high level of indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations, exposing us to the risk of default, which could result in a foreclosure on our assets, which, in turn, would negatively affect our ability to operate as a going concern;

  •
  require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions, dividends and working capital;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  place us at a disadvantage compared to our competitors that have less debt;

  •
  expose us to fluctuations in the interest rate environment because the interest rates on borrowings under our new ABL Revolver are variable;

  •
  increase our cost of borrowing; and

  •
  limit our ability to borrow additional funds.

If our cash flows are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our new ABL Revolver and the indenture relating to our 9.0 percent notes may restrict us from pursuing any of these alternatives. However, if we satisfy the various restrictive conditions in our debt agreements that address our ability to incur additional indebtedness, and we incur additional new debt, the risks associated with our high level of indebtedness could intensify.

Our new ABL Revolver and the indenture governing the 9.0 percent notes impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

        The agreements that govern the terms of our debt, including our new ABL Revolver and the indenture that governs the 9.0 percent notes, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness.

        Furthermore, there are limitations on our ability to incur the full $300.0 million of commitments under our new ABL Revolver. Borrowings under our new ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, if our availability under the ABL Revolver falls below a certain amount, we will be subject to a minimum fixed charge maintenance covenant, which will require us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you we will meet this ratio. A breach of any of these covenants could result in a default under our new ABL Revolver.

A further deterioration in business conditions, or material interruption in our operations, could cause us to default on our indebtedness, which could result in loss of our sources of liquidity, or an acceleration of our principal indebtedness.

        We principally operate in the North American chemicals and building products markets, which have suffered a substantial decline as a result of the severe downturn in the U.S. housing industry and the general worldwide recession resulting in a reduced demand for our products. In response principally to our resulting weakened financial condition, in July 2009, we completed equity-for-debt exchanges, which substantially reduced our debt and relieved us of certain covenant obligations and we obtained amendments to the financial covenants in our senior secured credit agreement. In December 2009 we entered into a new ABL Revolver because, among other things, it does not require compliance with maximum leverage ratios. While we believe that we should be able to meet the covenants under the new ABL Revolver, we may be unable to do so, particularly if business conditions further deteriorate to a material degree, or we suffer significant interruption of our operations. Further, deteriorating business conditions could result in declines in our accounts receivable and inventories thereby lowering the availability of borrowings under the ABL Revolver. In any of these events, we would need to seek an amendment to, or a waiver or refinancing of, our new ABL Revolver, although there can be no assurance that we could do so, and even if we do, it is likely that such relief would significantly increase our costs through additional fees or increased rates and may only last for a specified period, potentially necessitating additional amendments, waivers or refinancing in the future. In the event we do not maintain compliance with the covenants under the new ABL Revolver, our lenders under such facility could cease making loans to us and accelerate and declare due all outstanding loans under the facility.

Natural gas, electricity, fuel and raw materials costs, and other external factors beyond our control, as well as downturns in the home repair and remodeling and new home construction sectors of the economy, can cause wide fluctuations in our margins.

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

        Additionally, our business is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence, increases in interest rates and availability of consumer financing for home repair and remodeling projects as well as availability of financing for new home purchases. These factors can lower the demand for and pricing of our products, which could cause our net sales and net income to decrease and require us to recognize additional impairments of our assets.

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

        In addition, we compete with other national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less debt than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than us. Some of these competitors, who compete with our building product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of our competitors have operated in the building products industry for a long time. Additionally, our building products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, wood and aluminum in windows and iron and cement in pipe and fittings. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales. To the extent we lose customers in the renovation and remodeling markets, we must market to the new home construction market, which historically has experienced more fluctuations in demand.

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

        Also, some environmental laws, such as the federal Superfund statute, may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana that we acquired as part of the acquisition of the vinyls business of CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) and which may be designated as Superfund sites. Although CONDEA Vista retained financial responsibility for certain environmental liabilities that relate to the facilities that we acquired from it and that arose before the closing of our acquisition of the vinyls business of CONDEA Vista in November 1999, there can be no assurance that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to fulfill its obligation regarding its environmental liabilities, then we could be held responsible. Furthermore, any environmental liabilities relating to Royal Group will not have the benefit of any third party indemnification, including liabilities resulting from Royal Group's operations prior to our acquisition of the company.

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

        Concerns related to climate change are continuing to grow leading to efforts to limit greenhouse gas ("GHG") emissions. In the fourth quarter of 2009, the EPA issued rules requiring reporting of GHG emissions in the U.S. beginning in 2010. In addition, the United States Congress is considering legislation which may require companies such as Georgia Gulf to restrict or control GHG emissions. Also, the United States has recently engaged in discussions under the United Nations Framework Convention on Climate Change at Copenhagen. Such discussions may result in international treaties requiring additional controls on GHG emissions. Our non-U.S. manufacturing facilities are all in Canada which has adopted the Kyoto Protocol which seeks the reduction of GHG emissions. The cost impact of such legislation, regulation or international negotiations would depend on the specific requirements enacted and cannot be determined at this time. For example, the impact of proposed legislation relating to GHG emissions would depend on factors such as the specific GHG limits imposed and the timing of the implementation of these requirements. The EPA regulatory requirement to report GHG emissions may result in the need to install or modify monitoring equipment at certain of our U.S. manufacturing facilities to monitor GHG emissions.

        The potential impact of these and related future international, legislative or regulatory actions on our operations cannot be predicted at this time but could be significant. Such impacts would include the potential for significant compliance costs, including capital expenditures, and could result in operating restrictions. Any increase in the costs related to these initiatives could adversely affect our financial performance.

        The heightened interest in climate change issues could have the potential to affect business operations. There is a potential for indirect consequences of climate change regulation on business trends. In addition, some have alleged an association with changes in weather patterns on climate change. The Company may, in the future, be required to expend money to defend claims based on the alleged association of climate change with changes in weather patterns.

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

        We are exposed to product liability risk and the risk of negative publicity if our building products do not meet customer expectations. Although we maintain insurance for products liability claims, the amount and scope of such insurance may not be adequate to cover a products liability claim that is successfully asserted against us. In addition, product liability insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain or maintain adequate insurance coverage against possible products liability claims at commercially reasonable levels, or at all.

We rely heavily on third party transportation, which subjects us to risks that we cannot control; these risks may adversely affect our operations.

        We rely heavily on railroads, barges and other shipping companies to transport raw materials to our manufacturing facilities and to ship finished product to customers. These transport operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. If we are delayed or unable to ship finished product or unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if there were significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship our goods, which could result in an adverse effect on our revenues and costs of operations.

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

        While we believe that our relationships with our key suppliers are strong, any vendor may choose, subject to existing contracts, to modify our relationship due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers could adversely affect our financial condition and liquidity, as could significant additional requirements from our suppliers that we provide them additional security in the form of prepayments or with letters of credit.

Operation on multiple ERP information systems may negatively impact operations

        We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on multiple Enterprise Resource Planning, or ERP, information systems, which complicate our processing, reporting and analysis of business transactions and other information. Since we must process and reconcile our information from multiple systems, the chance of errors is increased and we may incur additional costs. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements.

        Further, from time to time we may transition a portion of our operations from one of our ERP systems to another.

        The transition to a different ERP system involves numerous risks, including:

  •
  diversion of management's attention away from normal daily business operations;

  •
  increased demand on our operations support personnel;

  •
  initial dependence on unfamiliar systems while training personnel to use new systems; and

  •
  increased operating expenses resulting from training, conversion and transition support activities.

We may pursue dispositions, asset acquisitions, and joint ventures, and other transactions that may impact our results of operations, including difficulties in integrating any acquired business operations, which may result in our failure to realize expected cost savings and operational efficiencies.

        We may enter into agreements to dispose of certain assets. However, we cannot assure you that we will be able to dispose of these assets at any anticipated prices, or at all, or that any such sale will occur during any anticipated time frame. In addition, we may engage in additional business combinations, purchases or sales of assets, or contractual arrangements or joint ventures. To the extent permitted under our debt agreements, some of these transactions may be financed by additional borrowings by us. The integration of any business we acquire may be disruptive to our business and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. If the expected efficiencies and synergies of the transactions are not fully realized, our results of operations could be adversely affected, at least in the short term, because of the costs associated with such transactions. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term.

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

        Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others, those contained in the "Risk Factors" section above as well as continued compliance with covenants in our new ABL Revolver and our indenture for our 9.0 percent notes, our ability to negotiate covenant relief and waivers from our lenders under our lending arrangements and availability of funds thereunder, changes in the general economy, changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which our products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Item 2.    PROPERTIES.

        We believe current capacity will adequately meet anticipated demand requirements.

Chemical Production

        Our chemical manufacturing sites are located in the U.S. and Canada. During 2009, our chlorovinyls and aromatics production facilities operated at approximately 65 percent of capacity. The following table sets forth the location of each chemical manufacturing facility we own, products manufactured at each facility and the approximate production capacity of each product, assuming normal plant operations, as of December 31, 2009.

	Location	Products	Annual Capacity
Chlorovinyls	Plaquemine, LA	Chlorine	450,000 tons
	Plaquemine, LA	Caustic Soda	500,000 tons
	Plaquemine, LA	VCM	3.1 billion pounds
	Lake Charles, LA (two locations) (1)	VCM
	Plaquemine, LA	Vinyl Resins	2.7 billion pounds
	Aberdeen, MS	Vinyl Resins
	Aberdeen, MS	Vinyl Compounds	1.3 billion pounds
	Gallman, MS	Vinyl Compounds
	Madison, MS	Vinyl Compounds
	Prairie, MS	Vinyl Compounds
	Vaughan, ON	Vinyl Compounds
	Bradford, ON	Vinyl Compounds
	Bradford, ON	Compound Additives	162 million pounds
	Aberdeen, MS	Plasticizers	22 million pounds
Aromatics
	Pasadena, TX	Cumene	2.0 billion pounds
	Plaquemine, LA	Phenol	660 million pounds
	Pasadena, TX (2)	Phenol
	Plaquemine, LA	Acetone	408 million pounds
	Pasadena, TX (2)	Acetone

(1)
Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1.15 billion pounds of total VCM capacity.

(2)
This plant is temporarily idled. See Item 1. Business.

        Our chemical manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, our chemical operations have a fleet of about 3,625 railcars that are leased pursuant to operating leases with varying terms through the year 2018. The total lease expense for these railcars and other transportation equipment was approximately $16.3 million for 2009, $16.4 million for 2008, and $20.1 million for 2007.

Home Improvement and Buildings Products

        The following table sets forth the location of each home improvement and building products manufacturing facility we own or lease and the principal products manufactured at each facility as of December 31, 2009.

	Principal Products	Location
Window and Door Profiles and Mouldings Products	Window and Door Profiles Products and Other Custom Extrusion	Vaughan, ON (3 plants) (1,2) Laval, QC Lachenaie, QC St. Laurent, QC St. Hubert, QC McCarran, NV (3) Delmont, PA Everett, WA
	Mouldings Products	Marion, VA (2 plants) Bristol, TN
Outdoor Building Products	Vinyl Siding	Vaughan, ON Newbern, TN
	Aluminum Siding Accessories	Concord, ON (1) Ste. Lambert-de-Lauzon, PC (1)
	Pipe and Pipe Fittings	Shelby Township, MI Surrey, BC (1) Vaughan, ON (3 plants) (4) Abbotsford, BC
	Deck, Fence and Rail	Newbern, TN Milford, IN

(1)
Leased.

(2)
Closed in December 2009

(3)
Closed in November 2009

(4)
One of the three Vaughan facilities is leased

        Certain of the above facilities are also used as distribution centers. In addition, we operate a number of distribution locations, most of which are leased, to serve our home improvement building products customers, primarily in Canada, which represented a total of about 410,000 square feet at December 31, 2009.

Other

        We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States.

        Substantially all of our owned facilities are pledged as security for our senior secured 9.0 percent notes due 2017 and our ABL Revolver maturing in 2013.

Item 3.    LEGAL PROCEEDINGS.

        In October 2004, the USEPA notified us that we have been identified as a potentially responsible party for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs, have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we were required to pay $63,771 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement was finally approved by USEPA and payment of the $63,771 settlement amount was made in June 2009.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things, pay a $610,000 fine, which was paid in March 2008, and undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1.0 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

        We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order ("UAO") from this USEPA regional office. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems. In addition, on December 17, 2009, we received a Notice of Potential Penalty ("NOPP") from the Louisiana Department of Environmental Quality. The NOPP contains allegations of violation that may potentially be similar in nature to allegations of violation by USEPA in respect to the above. The NOPP does not identify a specific penalty amount. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

        In addition, we are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 4.    RESERVED

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At March 5, 2010, there were 404 stockholders of record. The following table sets forth the New York Stock Exchange high, low and closing stock prices and dividend payments for Georgia Gulf's common stock for the periods indicated.

	High	Low	Close	Dividends
2009
First quarter	$50.00	$5.50	$17.75	$—
Second quarter	41.50	10.50	16.00	—
Third quarter	47.19	5.77	30.00	—
Fourth quarter	30.85	13.00	17.38	—
2008
First quarter	$225.00	$78.00	$173.25	$2.00
Second quarter	204.00	71.25	72.50	2.00
Third quarter	121.00	49.00	62.50	2.00
Fourth quarter	83.00	25.25	26.75	—

        All amounts reflect the 1-for-25 reverse stock split of our common stock effected on July 28, 2009. Since the fourth quarter of 2008, we have suspended the quarterly cash dividends on our common stock. Dividends may be paid when, and if our board of directors deems appropriate, subject to covenants in our ABL Revolver and the indenture for our 9.0 percent senior secured notes which limit our ability to pay cash dividends. Under the ABL Revolver, cash dividend payments may be made if both our ability to borrow under the ABL Revolver then exceeds $100 million and our fixed charge coverage ratio for the prior month exceeds 1.1 to 1.0, each on a pro forma basis after giving effect to the cash dividend payment (see Note 10 of the Notes to the Consolidated Financial Statements included in Item 8).

 PERFORMANCE GRAPH

        This graph below is a comparison of the five-year cumulative total return for us, Standard & Poor's SmallCap 600 Index and Standard & Poor's Chemical SmallCap Index. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock. In March 2009, Standard & Poors announced that Georgia Gulf Corporation was being replaced on the Standard & Poor's SmallCap 600 index since its market capitalization had fallen below the minimum requirement.

        Pursuant to SEC rules, the foregoing "Performance Graph" section of this Annual Report on Form 10-K is not deemed "filed" with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Total Shareholder Returns (Indexed)
GGC vs S&P Smallcap 600 Index and S&P 600 Chemicals Index

Item 6.    SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

	Year Ended December 31,
(In thousands, except per share data, percentages and employees)	2009*	2008*	2007*	2006*	2005
Results of Operations:
Net sales	$1,990,091	$2,916,477	$3,157,270	$2,427,843	$2,273,719
Cost of sales	1,778,998	2,717,409	2,851,426	2,152,571	2,049,510
Selling, general and administrative expenses	182,937	168,572	225,607	119,151	61,444
Long-lived asset impairment charges	21,804	175,958	158,960	—	—
Restructuring costs	6,858	21,973	3,659	—	—
Losses (gains) on sale of assets	62	(27,282)	1,304	—	—
Operating (loss) income	(568)	(140,153)	(83,686)	156,121	162,765
Interest expense	(131,102)	(134,513)	(134,568)	(51,648)	(20,527)
Loss on debt modification and extinguishment, net	(42,797)	—	—	—	—
Gain on debt exchange	400,835	—	—	—	—
Foreign exchange (loss) gain	(1,400)	(4,264)	6,286	(21,543)	—
Interest income	583	1,308	805	369	120

Income (loss) from continuing operations before taxes	225,551	(277,622)	(211,163)	83,299	142,358
Provision (benefit) for income taxes (1)	79,762	(19,979)	44,000	31,497	46,855

Income (loss) from continuing operations	145,789	(257,643)	(255,163)	51,802	95,503
Loss from discontinued operations, net of tax	—	—	(10,864)	(3,263)	—

Net income (loss)	$145,789	$(257,643)	$(266,027)	$48,539	$95,503

Basic earnings (loss) per share:
(Loss) income from continuing operations	$9.20	$(193.00)	$(193.80)	$29.73	$62.34
Loss from discontinued operations	—	—	(7.91)	(2.39)	—
Net income (loss)	$9.20	$(193.00)	$(201.71)	$27.34	$62.34
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$9.19	$(193.00)	$(193.80)	$29.67	$61.85
Loss from discontinued operations	—	—	(7.91)	(2.37)	—
Net income (loss)	$9.19	$(193.00)	$(201.71)	$27.30	$61.85
Dividends per common share	—	6.00	8.00	8.00	8.00
Financial Highlights:
Net working capital	$341,946	$225,187	$200,745	$202,955	$62,330
Property, plant and equipment, net	687,570	760,760	967,188	1,023,004	401,412
Total assets	1,605,865	1,610,401	2,201,664	2,458,227	1,000,953
Total debt	739,005	1,394,150	1,382,008	1,498,134	278,639
Asset securitization (2)	—	111,000	147,000	128,000	141,000
Net cash provided by operating activities	723	41,392	128,557	250,577	71,145
Depreciation and amortization	117,690	143,718	150,210	85,019	63,101
Capital expenditures	30,085	62,545	83,670	90,770	32,044
Maintenance expenditures	104,472	109,130	111,187	80,464	79,584
Other Selected Data:
Adjusted EBITDA	$161,515	$163,052	$230,532	$219,597	$224,469
Weighted average shares outstanding—basic	14,903	1,378	1,374	1,364	1,355
Weighted average shares outstanding—diluted	14,908	1,378	1,374	1,375	1,368
Common shares outstanding	33,718	1,379	1,376	1,376	1,370
Return on sales	7.3%	(8.8)%	(8.4)%	2.0%	4.2%
Employees	3,489	4,463	5,249	6,654	1,123

*
Includes Royal Group financial data as of December 31, 2009, 2008 and 2007 and from October 3, 2006, the date of the acquisition. The years ended December 31, 2007 and 2006 include additional cost of sales of $2.0 million and $18.0 million, respectively, as a result of valuing Royal Group's inventory at fair value as of the date of acquisition in accordance with accounting standards related to business combinations.

(1)
Provision for income taxes for 2007 includes the effect of a $52.1 million valuation allowance on deferred tax assets in Canada.

(2)
As of December 31, 2008, $111.0 million of accounts receivable had been sold through the asset securitization facility. As of December 31, 2009, the asset securitization facility was replaced with the ABL Revolver.

(3)
We have included above the non-GAAP measure Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, restructuring and goodwill, intangibles, and other long-lived asset impairment and (gains) losses on significant asset disposals, discontinued operations and other. We use Adjusted EBITDA to measure the company's profitability excluding certain items. Adjusted EBITDA is commonly used by investors as a main component of valuation analysis of cyclical companies. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. Below we have provided a reconciliation of the non-GAAP financial measure to the most directly comparable financial measure calculated in accordance with GAAP.

	Year Ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Operating (Loss) Income	$(568)	$(140,153)	$(83,686)	$156,121	$162,765
Depreciation and amortization expense	117,690	143,718	150,210	85,019	63,101
Long lived asset impairment charges	21,804	175,958	158,960	—	—
Restructuring costs	6,858	21,973	3,659	—	—
Losses (gains) on sale of assets	62	(27,282)	1,304	—	—
Foreign exchange loss on forward contracts	—	—	—	(20,800)	—
Other (a)	15,669	(11,162)	85	(743)	(1,397)

Adjusted EBITDA	$161,515	$163,052	$230,532	$219,597	$224,469

  (a)
  Other for the year ended December 31, 2009 includes $13.9 million of equity compensation related to the 2009 equity and performance plan, $13.1 million of operational and financial restructuring consulting fees offset by $9.6 million of loan cost amortization. Other for the year ended December 31, 2008 includes $6.4 million of loan cost amortization and $4.3 million foreign exchange loss.

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

Vinyl-Based Building and Home Improvement Products Business Overview

        Our vinyl-based building and home improvement products are used primarily in new residential and industrial construction, municipality infrastructure and residential remodeling. Our sales revenue by geographic area for our building and home improvement products for 2009 was about 44 percent in the U.S. and the remainder in Canada. All of our building and home improvement products are ultimately sold to external customers.

        Demand for our building and home improvement products declined during 2009 as compared to 2008 primarily as a result of U.S. housing starts decreasing by about 37 percent according to a report furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in January 2010. Housing starts in Canada were down 30 percent from 2008 to 2009 with an average annualized rate in 2009 of about 0.1 million units. The weakness in the U.S. and Canadian residential housing industry was the primary cause of the industry sales decrease for siding of 12 percent, mouldings of 10 percent and rigid pipe of 6 percent, according to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS").

Chemical Business Overview

        Our chemical business consists of two integrated chemical product lines, chlorovinyls and aromatics. Our primary chlorovinyls products include chlorine, caustic soda, VCM, vinyl resins and vinyl compounds. For the year ended December 31, 2009, we consumed all of our chlorine production in making VCM, we consumed 5 percent of our caustic soda production, we consumed 99 percent of our VCM production in manufacturing vinyl resins, we consumed 31 percent of our vinyl resins in the manufacture of vinyl compounds and we consumed about 23 percent of our vinyl compounds in the manufacture of fabricated products. The remainder of our caustic soda, VCM, vinyl resins and vinyl compounds were sold to third parties. Our primary aromatic products include cumene, phenol and acetone. For the year ended December 31, 2009, approximately 69 percent of our cumene was sold to third parties with the remainder used internally to manufacture phenol and acetone. All of our phenol and acetone was sold to third parties. Our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer markets for durable and non-durable goods and construction.

        Our chemical business and the chemical industry in general, are cyclical in nature and are affected by domestic and, to a lesser extent, worldwide economic conditions. Cyclical price swings, driven by changes in supply and demand, can lead to significant changes in our overall profitability. The demand for our chemicals tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable and non-durable goods as well as construction.

        Global capacity also materially affects the prices of chemical products. Generally, in periods of high operating rates, prices rise, and margins increase and as a result new capacity is announced. Since world-scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed, or in some instances, until less efficient producers withdraw capacity from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats.

        Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of our primary raw materials, including ethylene, benzene and propylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Market Associates, Incorporated ("CMAI") reported annual U.S. industry prices for crude oil and natural gas decreased 38 percent and 56 percent, respectively, from 2008 to 2009. From 2007 to 2008, CMAI reported U.S. industry prices for crude oil and natural gas increased 38 percent and 32 percent, respectively.

        Significant volatility in raw material costs tends to put pressure on product margins as sales price increases can lag behind raw material cost increases. Conversely, product margins may suffer from a sharp decline in raw material costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials. As an example, CMAI reported U.S. industry prices for crude oil and natural gas decreased 69 percent and 48 percent, respectively from July 2008 to December 2008.

        In 2009 our chlorovinyls segment experienced decreased domestic demand compared to 2008, primarily as a result of a continued weakness in the U.S. residential housing market. When comparing 2008 to 2009, North American industry vinyl resins sales volume decreased about 1 percent as a result of a domestic sales volume decline of 7 percent partially offset by a 33 percent increase in export sales volume. The domestic vinyl resins volume decrease resulted from declines in most end-use markets, according to PIPS. CMAI reported an industry price decrease for our feedstocks ethylene of 43 percent and natural gas of 56 percent from 2008 to 2009, while chlorine increased about 7 percent for the same time period. Vinyl resin industry sales prices decreased 10 percent from 2008 to 2009 due to decreased feedstock costs. Caustic soda industry sales prices decreased 43 percent from 2008 to 2009 due to a decrease in demand caused by the significant economic downturn effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users and an increase in global supply from new chlor-alkali capacity additions in Asia. Vinyl resin industry operating rates for 2009 and 2008 were approximately 77 percent, according to Chemical Data Inc. ("CDI").

        Our aromatics segment demand decreased in 2009 compared to 2008. According to CDI, North American operating rates for phenol and acetone decreased from about 75 percent in 2008 to about 60 percent in 2009. North American cumene industry operating rates decreased from about 72 percent in 2008 to about 62 percent in 2009. CMAI reported industry prices trended upwards during 2009 for our feedstocks benzene by 179 percent and propylene of 289 percent. As a result of the increase in feedstocks costs, industry sales prices also increased during 2009 by 62 percent for phenol, 133 percent for acetone and 177 percent for cumene, according to CMAI. Consequently, most producers were able to more than recover previously purchased raw materials costs in an increasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. Conversely during the fourth quarter of 2008, the aromatics industry experienced a sharp decline in feedstock and product prices. CDI reported U.S. industry prices for benzene and propylene decreased 76 percent and 78 percent, respectively, from September 2008 to December 2008, as a result of which most producers were unable to fully recover previously purchased raw materials costs.

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the three years ended December 31, 2009, 2008 and 2007, and the percentage of net sales of each line item for the years presented.

	Year Ended December 31,
(Dollars in millions)	2009		2008		2007
Net sales	$1,990.1	100.0%	$2,916.5	100.0%	$3,157.3	100.0%
Cost of sales	1,779.0	89.4	2,717.4	93.2	2,851.5	90.3

Gross margin	211.1	10.6	199.1	6.8	305.8	9.7
Selling, general and administrative expenses	182.9	9.2	168.6	5.8	225.6	7.2
Long-lived asset impairment charges	21.8	1.1	175.9	6.0	159.0	5.0
Restructuring costs	6.9	0.3	22.0	0.7	3.6	0.1
(Gains) losses on sale of assets	0.1	0.0	(27.3)	(0.9)	1.3	0.0

Operating (loss) income	(0.6)	(0.0)	(140.1)	(4.8)	(83.7)	(2.6)
Interest expense, net	130.4	6.6	133.2	4.6	133.8	4.2
Loss on debt modification and extinguishment, net	42.8	2.2	—	—	—	—
Gain on debt exchange	(400.8)	(20.1)	—	—	—	—
Foreign exchange loss (gain)	1.4	0.1	4.3	0.1	(6.3)	(0.2)
Provision for (benefit from) income taxes	79.8	4.0	(20.0)	(0.7)	44.0	1.4

Income (loss) from continuing operations	145.8	7.3	(257.6)	(8.8)	(255.2)	(8.1)
Loss from discontinued operations, net of tax	—	—	—	—	(10.8)	(0.3)

Net income (loss)	$145.8	7.3%	$(257.6)	(8.8)%	$(266.0)	(8.4)%

        We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products, and (iv) aromatics. These four segments reflect the organization used by our management for internal reporting. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM, vinyl resins, vinyl compounds, and compound additives. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments, (i) window and door profiles and mouldings products and (ii) outdoor building products, which include siding, pipe and pipe fittings and deck, fence and rail products. The aromatics segment is also integrated and includes the products cumene and the co-products phenol and acetone.

        The following table sets forth certain financial data by reportable segment for each of the three years ended December 31, 2009, 2008 and 2007, and the percentage of total net sales or gross margin by segment for each line item.

	Year Ended December 31,
(Dollars in millions)	2009		2008		2007
Net sales
Chlorovinyls	$940.6	47.3%	$1,380.0	47.3%	$1,409.1	44.6%
Window and door profiles and mouldings products	323.7	16.3	408.9	14.0	508.0	16.1
Outdoor building products	404.5	20.3	508.8	17.5	573.3	18.2
Aromatics	321.3	16.1	618.8	21.2	666.9	21.1

Total net sales	$1,990.1	100.0%	$2,916.5	100.0%	$3,157.3	100.0%

Gross margin
Chlorovinyls	$108.2	11.5%	$165.5	12.0%	$150.3	10.7%
Window and door profiles and mouldings products	28.0	8.7	23.7	5.8	68.7	13.5
Outdoor building products	53.6	13.3	41.0	8.1	72.0	12.6
Aromatics	21.3	6.6	(31.1)	(5.0)	14.8	2.2

Total gross margin	$211.1	10.6%	$199.1	6.8%	$305.8	9.7%

Year Ended December 31, 2009, Compared With Year Ended December 31, 2008

        Net Sales.    For the year ended December 31, 2009, net sales totaled $1,990.1 million, a decrease of 32 percent compared to $2,916.5 million for the prior year. This decrease was primarily a result of decreases in our overall sales prices and volumes of 27 percent and 6 percent, respectively. Our overall average sales price decrease is largely a result of decreases in the prices of vinyl resins and all of our aromatics products and an unfavorable currency impact. The sales price decreases reflect lower costs for our raw materials and natural gas. Our overall sales volume decrease is mainly attributable to a decrease in demand in North America for vinyl-based building materials, which, in turn, is attributable to the seasonally adjusted annual U.S housing starts rate decreasing 37 percent from 2008 to 2009. Our North American sales volume decrease was partially offset by an increase in export sales.

        Chlorovinyls segment net sales totaled $940.6 million for the year ended December 31, 2009, a decrease of 32 percent compared with net sales of $1,380.0 million for the prior year. Our overall average sales price decreased 32 percent primarily as a result of decreases in the prices of vinyl resins of 34 percent and caustic soda of 50 percent. The vinyl resins sales price decrease reflects lower prices for the feedstock ethylene and natural gas. The caustic soda sales price decrease reflects a decrease in demand caused by the significant economic downturn effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users and an increase in global supply from new chlor-alkali capacity additions in Asia. Our North America chlorovinyls sales volume decreased primarily as a result of the decrease in our sales volume for vinyl resins of 15 percent, vinyl compounds of 10 percent and caustic soda of 21 percent. Our North American sales volume decrease was offset by an increase in exports for vinyl resins of 80 percent and caustic soda of 59 percent. North American vinyl resin industry sales volume declined 1 percent as a result of the domestic sales volume decrease of 7 percent, primarily due to the decline in U.S. housing and construction offset by an increase in export sales volume of 33 percent.

        Window and door profiles and mouldings products segment net sales totaled $323.7 million for the year ended December 31, 2009, a decrease of 21 percent (16 percent decrease on a constant currency basis) compared to $408.9 million for the prior year. Our overall sales volumes decreased 19 percent. North American industry wide vinyl resin extruded window and doors and mouldings sales volumes declined 4 percent in the same period, reflecting the decline in U.S. housing construction and remodeling. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During 2009, our window and door profiles and mouldings segment generated about 55 percent of its revenue in the U.S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $404.5 million for the year ended December 31, 2009, a decrease of 21 percent (14 percent decrease on a constant currency basis) compared to $508.8 million for the prior year. Our overall sales volumes decreased 10 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 7 percent, reflecting the decline in U.S. housing construction and remodeling. In addition, sales during 2008 included about $26.4 million related to the outdoor storage business, a business we divested in 2008. We experienced an unfavorable currency impact on our sales in Canada resulting from the weakening of the Canadian dollar against the U.S. dollar. During 2009, our outdoor building products segment generated about 35 percent of its revenue in the U.S. and the remainder in Canada.

        Aromatics segment net sales were $321.3 million for the year ended December 31, 2009, a decrease of 48 percent compared to $618.8 million for the prior year. Our overall average sales prices decreased 34 percent as a result of decreases in the prices of cumene of 36 percent, phenol of 30 percent and acetone of 19 percent. The sales price decreases reflect lower costs for the feedstocks benzene and propylene. The North American phenol and acetone industry operating rate was approximately 61 percent for 2009, or down about 15 percent compared with the prior year. The North American cumene industry operating rate was approximately 62 percent during 2009, or about 10 percent lower than the prior year. During the first quarter of 2009, a competitor announced the idling of a 1 billion pound cumene plant reducing North American cumene industry capacity by about 9 percent. Our overall aromatics sales volumes decreased 21 percent as a result of a decline in phenol of 48 percent and acetone of 50 percent. The phenol and acetone sales volume decrease is due to weak demand in North America caused primarily by the decline in the U.S. housing construction and automotive markets and reduced export sales. Our cumene sales volume increase of 10 percent reflects additional spot sales opportunities realized during the year ended December 31, 2009.

        Gross Margin.    Total gross margin increased from 6.8 percent of sales for the year ended December 31, 2008 to 10.6 percent of sales for the year ended December 31, 2009. This $12.0 million gross margin increase and related increase in gross margin percentage is due to lower feedstock costs and natural gas costs and several cost savings initiatives partially offset by lower sales volumes and sales prices. Also during 2009, we were able to fully recover previously purchased raw materials costs in an increasing feedstock and sales price environment. Conversely during 2008, the chemical industry experienced a sharp decline in feedstock and product prices and we were not able to recover previously purchased feedstock costs due to the time lag between the purchase of raw materials and the sale of the related finished goods. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced decreases of 38 percent and 56 percent, respectively, from 2008 to 2009. We implemented several cost savings initiatives during 2008 and 2009 including the permanent closure of our 450 million pound vinyl resin manufacturing plant in Sarnia, Ontario and our 500 million pound vinyl resin manufacturing plant in Oklahoma City, Oklahoma, resulting in a number of cost reductions including a decrease in labor cost related to cost of sales of about $50.5 million during 2009 as compared to 2008.

        Chlorovinyls segment gross margin decreased from 12.0 percent of sales for the year ended December 31, 2008 to 11.5 percent of sales for the year ended December 31, 2009. This $57.3 million gross margin decrease and related decrease in gross margin percentage primarily reflects a decrease in sales prices and domestic sales volume for most of our chlorovinyls products partially offset by a decrease in our raw materials and natural gas costs, an increase in export sales and cost savings initiatives implemented during 2008 and 2009. The sales price decrease reflects lower prices for our feedstock costs. In addition, the caustic soda sales price decrease reflects a decrease in demand due to the significant economic downturn and an increase in global supply from chlor-alkali capacity additions in Asia. The domestic sales volume decrease is due to weak demand in North America caused primarily by the decline in U.S. housing construction. Our overall raw materials and natural gas costs during 2009 decreased 47 percent compared to 2008. Our chlorovinyls operating rate increased from 70 percent for 2008 to 75 percent for 2009. In addition, in the first quarter of 2009 we had scheduled turnaround maintenance for our caustic chlorine plant. During 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

        Window and door profiles and mouldings segment gross margin increased from 5.8 percent of sales for the year ended December 31, 2008 to 8.7 percent of sales for the year ended December 31, 2009. This $4.3 million gross margin increase and related increase in gross margin percentage primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from 2008 to 2009. The window and door profiles and mouldings sales volume decrease is due to weak demand in North America reflecting the decline in the North American housing and construction markets. We implemented numerous cost savings initiatives during 2008 and 2009 to improve profitability, reduce indirect spending and freight costs and adjust our capacity to more closely match market demand. During 2008, we reduced our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations. In May 2009, we announced the permanent closure of two additional window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations.

        Outdoor building products segment gross margin increased from 8.1 percent of sales for the year ended December 31, 2008 to 13.3 percent of sales for the year ended December 31, 2009. This $12.6 million gross margin increase and related increase in gross margin percentage primarily reflects decreases in our raw materials costs and cost savings initiatives implemented during 2008 and 2009 partially offset by decreases in sales volumes. The industry price of vinyl resins, this segment's primary raw material, decreased from 2008 to 2009. We implemented numerous cost savings initiatives during 2008 and 2009 to improve profitability, reduce indirect spending and freight costs and adjust our capacity to more closely match market demand. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business during the first quarter of 2008, which also reduced our cost structure. The outdoor building products sales volume decrease is due to weak demand in North America reflecting the decline in the North American housing and construction markets.

        Aromatics segment gross margin increased from negative 5.0 percent of sales for the year ended December 31, 2008 to 6.6 percent of sales for the year ended December 31, 2009. This $52.4 million gross margin increase and related increase in gross margin percentage from the last year is due primarily to decreases in our raw materials costs which more than offset decreases in our sales prices and volumes for most of our aromatics products. Also during 2009, we were able to fully recover previously purchased raw materials costs in an increasing feedstock and sales price environment. Conversely during the fourth quarter of 2008, we experienced a $24.8 million operating loss due to a sharp decline in feedstock and product prices and we were not able to recover previously purchased feedstock costs due to the time lag between the purchase of raw materials and their sale as finished goods. Our aromatics segment is allocated costs for certain maintenance, utilities, environmental and service costs, as well as other selling, general and administrative costs. For the years ended December 31, 2009 and 2008, there was $10.5 million and $12.9 million, respectively, of these costs allocated to our aromatics segment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $182.9 million for the year ended December 31, 2009, an 8 percent increase from the $168.6 million for the year ended December 31, 2008. We have increased selling, general and administrative expenses about $14.4 million for stock compensation expense. This increase in stock compensation expense is primarily related to a July 27, 2009 stock grant in connection with the completion of our private exchange offers described in Note 10 of the Notes to the Consolidated Financial Statements. On the date of acceptance of notes in the exchange offers, restricted share units for 2,274,745 shares in the aggregate were granted. We have also increased our selling, general and administrative expenses primarily from a $12.6 million increase for services of restructuring advisors to assist us in reducing overall indebtedness and related interest expense, performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business, with the ultimate goal to improve and sustain profitability for the long-term. In addition, we increased selling, general and administrative expenses by $4.4 million for the amortization of financing fees related to our asset securitization agreement entered into on March 17, 2009, lower cost last year of $5.2 million relating to a change in our vacation policy and accrued incentive compensation of $1.8 million. Our chlorovinyls and aromatics segments collectively increased selling, general, and administrative costs by $1.4 million, primarily as a result of a $4.0 million increase in the bad debt reserve offset partially by a gain in litigation settlements of $3.8 million. We have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $26.6 million, including a decrease in payroll related costs of $7.1million, bad debt expense of $5.5 million, advertising, commission and promotional expense of $4.3 million and depreciation and amortization of $5.1 million. Our Canadian operations selling, general, and administrative expenses reflect a favorable currency effect of $4.3 million as the Canadian dollar weakened against the U.S. dollar during the year ended December 31, 2009 compared to the same period in the prior year

        Long-Lived Asset Impairment Charges.    In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment (the "2009 Window and Door Consolidation Plan"). In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $21.6 million charge in the year ended December 31, 2009. During the fourth quarter of 2008, we recorded non-cash impairment charges of $176.0 million for the year ended December 31, 2008 to write down goodwill, other intangible assets and long-lived assets. The additional impairment during 2008 is due to the continued deteriorating U.S. housing and construction markets. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The 2008 non-cash impairment charges by reportable segment are as follows: Window and Door Profiles and Mouldings reportable segment are $63.4 million of goodwill and $47.2 million of other intangible assets and $2.3 million of other long-lived assets. Outdoor Building Products reportable segment are $0.1 million of other intangible assets and $0.6 million of other long-lived assets and Chlorovinyls reportable segment is $1.4 million of other intangible assets and $61.1 million of other long-lived assets. The Chlorovinyls reportable segment other long-lived assets write down of $61.1 million is primarily due to ceasing all operations and permanent shut down of the Oklahoma City, Oklahoma and Sarnia, Ontario vinyl resin manufacturing plants during 2008.

        Restructuring Costs.    The expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan (each as described in Note 4 of the Notes to the Consolidated Financial Statements included in Item 8) and the 2009 Window and Door Consolidation Plan for the year ended December 31, 2009 for severance and exit costs totaled $4.4 million. Also related to these restructuring plans we expensed about $2.5 million for the services of several consultants to assist us in performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal of improving and sustaining profitability for the long-term. For 2008, restructuring costs were $22.0 million primarily due to the closure and disposition costs of our outdoor storage buildings business of $5.8 million and cost related to the permanent shut down of the Oklahoma City, Oklahoma and Sarnia, Ontario vinyl resin manufacturing plants, severance and other exit costs of $6.3 million. See Note 4 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2009 for further information on restructuring costs.

        Losses (gains) on sale of assets.    There were no significant asset sales during the year ended December 31, 2009. In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. The remainder of $3.7 million was due to a loss on the sale of other real estate.

        Interest Expense, net.    Interest expense, net decreased to $130.4 million for the year ended December 31, 2009, from $133.2 million for the year ended December 31, 2008. This decrease of $2.7 million was primarily attributable to lower overall debt balances and interest rates offset partially by the accretion of the fair value of the Term Loan B during 2009 as compared to the same period last year. The lower overall debt balance was due primarily to our exchanging approximately $736.0 million of our debt for equity on July 27, 2009. This reduction in debt effectively decreased our annual interest expense by $69.7 million. This decrease in interest expense was offset by the Term Loan B debt discount accretion as interest expense of $12.9 million during 2009, prior to the extinguishment of the Term Loan B on December 22, 2009 when this debt was refinanced. There was no Term Loan B debt discount accretion expense during 2008.

        Loss on debt modification and extinguishment, net.    On March 16, 2009, we executed the fifth amendment to our senior secured credit facility and accounted for this amendment as an extinguishment of the Term Loan B in accordance with ASC subtopic 470-50 section 40, Modifications and Extinguishments. Accordingly, we recorded the amended Term Loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term Loan B and the carrying value of the original Term Loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain. On December 22, 2009, we refinanced our senior secured credit facility and asset securitization agreement with a four-year term $300.0 million senior secured asset-based revolving credit facility and $500.0 million of senior secured 9.0 percent notes. The full extinguishment of our old senior secured credit facility and asset securitization agreement resulted in the write off of the Term Loan B debt discount and related financing costs of $163.8 million. Both the gain from the fifth amendment to our senior secured credit facility and loss from the refinancing of our senior secured credit facility and asset securitization were netted in the loss on debt modification and extinguishment, net in the consolidated statement of operations for the year ended December 31, 2009.

        Gain on debt exchange.    On July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million of our outstanding notes. In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors, this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million in deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of our common and preferred stock.

        Provision for (benefit from) income taxes.    The provision for income taxes from continuing operations was $79.8 million for the year ended December 31, 2009 compared with an income tax benefit from continuing operations of $20.0 million for the year ended December 31, 2008. Income from continuing operations before income taxes increased $503.2 million from 2008 to 2009. Our effective tax rate for continuing operations for 2009 and 2008 was 35.4 percent and 7.2 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the benefit related to the Cancellation of Debt Income ("CODI") offset by the reduction of tax attributes as a result of the debt for equity exchange and concurrent change in control of the company for tax purposes and the valuation allowance in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. We are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Income Taxes, criteria to allow us to realize such benefits. See Note 16 of the Notes to the Consolidated Financial Statements for further information on income taxes.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Royal Group, in connection with its tax advisors, had established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of this preacquisition tax contingency.

Year Ended December 31, 2008, Compared With Year Ended December 31, 2007

        Net Sales.    For the year ended December 31, 2008, net sales totaled $2.9 billion, a decrease of about 8 percent compared to $3.2 billion in 2007. This decrease in our overall sales was primarily a result of a decrease in volumes of 17 percent offset by an increase in our overall net sales prices of 11 percent. Our overall sales volumes decrease is mainly attributable to a significant decrease in demand in North America for most of our products as North American housing starts decreased 33 percent from 2007 to 2008. In addition, our sales volumes were impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008. Our overall average sales price increase is due to higher costs for our raw materials and natural gas.

        Chlorovinyls segment net sales totaled $1.38 billion for the year ended December 31, 2008, a slight decrease compared with net sales of $1.41 billion in 2007. Our overall chlorovinyls sales volumes decreased 18 percent and were mostly offset by our overall average sales prices increase of 19 percent. The sales volume decrease was primarily due to a decrease in demand for vinyl resins of 28 percent and vinyl compounds of 17 percent. Our vinyl resins sales volume decrease reflects a reduction in domestic sales as a result of a decrease in demand, a rationalization of lower margin customers, and disruptions caused by hurricanes Gustav and Ike during the third quarter of 2008, offset partially by an increase in exports. North American vinyl resin industry sales volume declined 12 percent as a result of the domestic sales volume decrease of 16 percent, reflecting the decline in U.S. housing starts, offset partially by an increase in exports of 27 percent. Our overall average sales prices increased by 19 percent, primarily as a result of increases in the prices of caustic soda of 79 percent and vinyl resins of 15 percent. The caustic soda price increase reflects the tightness of supply resulting from the weak demand for its co-product chlorine. The vinyl resins sales price increase reflects higher costs for the feedstock ethylene and natural gas.

        Window and door profiles and mouldings products segment net sales totaled $408.9 million for the year ended December 31, 2008, a decrease of 20 percent (20 percent decrease on a constant currency basis) compared to $508.0 million in 2007. Our overall sales volumes decreased 20 percent. North American vinyl resin extruded window and door industry sales volumes declined about 19 percent reflecting the decline in the U.S. housing and construction markets. We experienced a minimal currency impact on our sales in Canada resulting from the change of the Canadian dollar against the U.S. dollar from 2007 to 2008. During 2008, our window and door profiles and mouldings segment generated about 57 percent of its revenue in the U. S. and the remainder in Canada.

        Outdoor building products segment net sales totaled $508.8 million for the year ended December 31, 2008, a decrease of 11 percent (12 percent change on a constant currency basis) compared to $573.3 million in 2007. Our overall sales volumes decreased 19 percent. North American vinyl resin pipe, siding, fence and decking industry sales volumes declined about 20 percent reflecting the decline in U.S. housing and construction market. We experienced a minimal currency impact on our sales in Canada resulting from the change of the Canadian dollar against the U.S. dollar from 2007 to 2008. During 2008, our outdoor building products segment generated about 32 percent of its revenue in the U.S. and the remainder primarily in Canada.

        Aromatics segment net sales were $618.8 million for the year ended December 31, 2008, a decrease of 7 percent compared to $666.9 million in 2007. Our overall aromatics sales volumes decreased 12 percent primarily as a result of decreases in phenol and acetone sales of 23 and 20 percent, respectively. The phenol and acetone sales volume decrease is due to weak demand in North America reflecting the decline in the U.S. housing and construction markets. In addition, our sales volumes were impacted by hurricanes Gustav and Ike in the U.S. gulf coast region during the third quarter of 2008. Our overall average sales prices increased 6 percent as a result of increases in the prices of acetone of 16 percent, phenol of 4 percent and cumene of 1 percent. The sales price increases reflect higher costs for the feedstock propylene and natural gas. The North American phenol and acetone industries' operating rates were approximately 76 percent for the year ended of 2008, or about 11 percent lower than in 2007.

        Gross Margin.    Total gross margin decreased from 9.7 percent of sales for the year ended December 31, 2007 to 6.8 percent of sales for the year ended December 31, 2008. This $106.7 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices and cost reduction initiatives. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 38 percent and 32 percent, respectively, from 2007 to 2008. We have implemented several cost savings initiatives during 2008 including reducing our cost structure by the permanent closure and consolidation of six manufacturing plants into other facilities. We also reduced total headcount by about 15 percent resulting in a decrease in labor cost related to cost of sales of about $37.1 million in 2008 compared to 2007. In addition, we sold our outdoor storage buildings business, which also reduced our cost structure.

        Chlorovinyls segment gross margin increased from 10.7 percent of sales for the year ended December 31, 2007 to 12.0 percent of sales for the year ended December 31, 2008. This $15.2 million increase primarily reflects increases in sales prices for all of our chlorovinyls products offset partially by a decrease in overall sales volumes and increases in our raw materials and natural gas costs. Our overall raw materials and natural gas costs during 2008 increased 28 percent compared to 2007. Our chlorovinyls operating rate decreased from about 81 percent for 2007 to about 69 percent for 2008. During 2008, we reduced our cost structure with the permanent closure of the Sarnia, Ontario and Oklahoma City, Oklahoma vinyl resin manufacturing plants, which had a combined 950 million pound annualized capacity, and moved the production requirements of our customers to our other manufacturing locations.

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

        Outdoor building products segment gross margin decreased from 12.6 percent of sales for the year ended December 31, 2007 to 8.1 percent of sales for the year ended December 31, 2008. This $31.0 million decrease primarily reflects decreases in sales volumes and increases in our raw materials costs. The industry price of vinyl resins, this segment's primary raw material, increased about 24 percent from 2007 to 2008. During 2008, we reduced our cost structure with the permanent closure of one fabrication plant and moved the production requirements of our customers to our other manufacturing locations. In addition, we sold our outdoor storage buildings business, which also reduced our cost structure.

        Aromatics segment gross margin decreased from 2.2 percent of sales for year ended December 31, 2007 to a negative 5.0 percent of sales for the year ended December 31, 2008. This $45.9 million decrease is due primarily to decreases in sales volumes as well as an increase in our benzene and propylene raw material costs, which were not fully offset by increases in sales prices for all of our aromatics products. Overall raw material costs increased 4 percent primarily as a result of increases in propylene and natural gas costs from 2007 to 2008. During the fourth quarter of 2008, we experienced a $24.8 million operating loss due to a sharp decline in feedstock and product prices and the time lag between the purchase of raw materials and their sale as finished goods.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $168.6 million for the year ended December 31, 2008, a 25 percent decrease from the $225.6 million for the year ended December 31, 2007. This $57.0 million decrease reflects our continued focus on targeted cost saving initiatives. We reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $38.7 million, including a decrease in payroll related costs of $12.1 million, legal and professional fees of $7.8 million, advertising, commission and promotional expense of $6.1 million, information systems related costs of $1.8 million and Canadian capital tax expense of $2.2 million. We also reduced selling, general, and administrative costs in our chlorovinyls and aromatics segments collectively by $7.1 million, primarily as a result of a decrease in our information systems related costs of $2.3 million and a reduction of $5.2 million relating to a change in our vacation policy that resulted in a reduction to our vacation accrual. In 2008, we changed our vacation policy from one where vacation earned in a given year was to be taken in the following year, to a policy where vacation earned in a given year must be used by that year end. Additionally, our share-based compensation expense decreased by $7.5 million. The decreases in selling, general and administrative expenses were offset by an increase in legal and professional fees of $3.7 million primarily related to the favorable resolution of an alleged notice of default issue during the second quarter of 2008. We experienced a minimal currency impact on our selling, general and administrative costs in Canada resulting from the change of the Canadian dollar against the U.S. dollar from 2007 to 2008.

        Long-Lived Asset Impairment Charges.    As a result of our annual impairment testing performed during the fourth quarter of 2008 and the property plant and equipment impairments, resulting from our restructuring activity, we recorded non-cash impairment charges of $176.0 million for the year ended December 31, 2008 as compared to $159.0 million for the year ended December 31, 2007 to write down goodwill, other intangible assets and long-lived assets. The additional impairment during 2008 is due to the continued deterioration of the U.S. housing and construction markets. The 2008 non-cash impairment charges by reportable segment are as follows: Window and Door Profiles and Mouldings reportable segment are $63.4 million of goodwill and $47.2 million of other intangible assets and $2.3 million of other long-lived assets. Outdoor Building Products reportable segment are $0.1 million of other intangible assets and $0.6 million of other long-lived assets and Chlorovinyls reportable segment is $1.4 million of other intangible assets and $61.1 million of other long-lived assets. The Chlorovinyls reportable segment other long-lived assets write down of $61.1 million is primarily due to ceasing all operations and permanent shut down of the Oklahoma City, Oklahoma and Sarnia, Ontario vinyl resin manufacturing plants during 2008.

        Restructuring costs.    Restructuring costs were $22.0 million for the year ended December 31, 2008, as compared to $3.7 million for 2007. This $18.3 million increase is primarily due to closure and disposition costs of our outdoor storage buildings business of $5.8 million, cost related to the permanent shut down of the Oklahoma City, Oklahoma and Sarnia Ontario vinyl resin manufacturing plants of about $9.9 million and severance and other exit costs of $6.3 million. For the year ended December 31, 2007, restructuring costs were costs of $3.7 million consisting primarily of severance and other exit costs.

        (Gains) losses on sale of assets.    Gains on sale of assets totaled $27.3 million for the year ended December 31, 2008, as compared to a loss on sale of assets of $1.3 million for the year ended December 31, 2007. In June 2008, we sold excess land in Pasadena, Texas for $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. The remainder of $3.7 million was due to a loss on the sale of other real estate.

        Interest Expense, net.    Interest expense, net decreased to $133.2 million for the year ended December 31, 2008, from $133.8 million for the year ended December 31, 2007. This minimal change was primarily attributable to lower capitalized interest on construction in progress offset by lower average debt balances and interest rates during 2008 compared to 2007.

        Provision for (Benefit from) Income Taxes.    The benefit from income taxes from continuing operations was $20.0 million for the year ended December 31, 2008, compared with an income tax provision for continuing operations of $44.0 million for the year ended December 31, 2007. Loss from continuing operations before income taxes increased $66.5 million from 2007 to 2008. Our effective tax rate for continuing operations for 2008 and 2007 was 7.2 percent and negative 20.8 percent, respectively. The difference in the rates was due to the routine accrual of interest on ASC topic 740, Income Taxes, formerly Financial Accounting Standards Board Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48") liabilities, the reversal of interest accrued on the Quebec tax trust settlement, (described below), and a portion of our valuation allowance for deferred tax assets in Canada, which was realized as a result of the Quebec Trust Settlement, the impact of non-deductible goodwill, intangibles and other long-lived assets and the impact of the valuation allowance resulting from not recognizing a tax benefit for the deferred tax assets in Canada as we determined that we did not meet the ASC topic 740, Income Taxes, criteria to realize such benefits.

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

Liquidity and Capital Resources

        Operating Activities.    For the year ended December 31, 2009, cash flows provided by operating activities from continuing operations were $0.7 million compared with $41.4 million for the year ended December 31, 2008. The major use of cash flow for fiscal year 2009 was a $111.0 million repurchase of previously sold accounts receivable as a result of the termination and replacement of our asset securitization agreement as part of our December 2009 refinancing that included a new ABL Revolver and issuance of $500.0 million aggregate principal amount of 9.0 percent senior secured notes ("9.0 percent Notes"). Additionally we incurred approximately $21.8 million on restructuring and process improvement initiatives. Total working capital at December 31, 2009 was $341.9 million versus $225.2 million at December 31, 2008. The significant increase in working capital for fiscal year 2009 includes the $111.0 million increase in accounts receivable due to the above described termination of our asset securitization agreement and a decrease of $28.6 million in current debt. Further, since completing our debt for equity exchange, described below in "Financing Activities," we have steadily improved our vendor terms, as a result of which our accounts payable are returning to levels more in line with our historical averages for accounts payable.

        For the year ended December 31, 2008, cash flows provided by operating activities from continuing operations were $41.4 million compared with $128.2 million for the year ended December 31, 2007. The major use of cash flow for fiscal year 2008 was a $20.1 million payment in connection with the settlement of our Quebec tax trust tax contingency. The major source of cash flow for fiscal year 2008 was a $13.7 million increase in cash provided by other current operating assets and liabilities. Total working capital at December 31, 2008 was $225.2 million versus $200.7 million at December 31, 2007, an increase of $24.5 million. The significant increase in working capital for fiscal year 2008 includes an $80.7 million increase in cash partially offset by a $32.6 million increase in our current portion of long-term debt, primarily due to the issues regarding the availability on our revolver discussed below in "Financing Activities"; and decreases in accounts payable, accrued compensation, and liability for unrecognized tax benefits of $127.4 million, $23.0 million and $52.1 million, respectively. The decrease in payables was primarily attributable to production volume decreases and shorter credit terms from certain vendors, some of whom required prepayments, as a result of certain vendors' concern over the alleged notice of default on our 7.125 percent notes that was resolved on July 15, 2008. These significant increases in working capital for fiscal year 2008 were partially offset by a decrease in inventories of $126.3 million. The majority of our inventory decrease was mainly due to lower prices in our raw materials and adjusting our levels to the decrease in current demand.

        For the year ended December 31, 2007, we generated $128.2 million of cash flow from operating activities from continuing operations. The major use of cash flow for fiscal year 2007 was approximately $19.0 million paid towards involuntary employee termination benefits. The major source of cash flow in 2007 was a $40.2 million increase in cash provided by other current operating assets and liabilities. Total working capital at December 31, 2007 was $200.7 million compared to the $203.0 million at December 31, 2006.

        Investing Activities.    Net cash used in investing activities was $26.0 million for the year ended December 31, 2009. Cash provided by investing activities for the years ended December 31, 2008 and 2007 was $24.6 million and $21.6 million, respectively. We incurred maintenance expense for our production facilities of $104.5 million, $109.1 million and $111.2 million during the years ended December 31, 2009, 2008, and 2007, respectively. During 2009, we used cash of $30.1 million primarily for capital expenditures at our Plaquemine, Louisiana co-generation and Lake Charles, Louisiana VCM manufacturing plants. During 2008, we received cash proceeds from sales of property, plant and equipment and assets held for sale of $79.8 million. These proceeds relate primarily to the sale of the outdoor storage business for $13.0 million, a sale of real estate in Ontario, Canada for $12.6 million, a sale of real estate in Manitoba, Canada for $4.5 million, the sale of a vacant tract of land along the Houston ship channel in Pasadena, Texas for net proceeds of $36.5 million, and the sale and lease back of equipment for $10.6 million. During 2007, we received cash proceeds from sales of property, plant and equipment; assets held for sale and discontinued operations of $105.3 million. These proceeds primarily relate to the sale of Royal Group's corporate headquarters and three manufacturing facilities located in Vaughan, Ontario. We estimate total capital expenditures for 2010 will be in the range of $45.0 million to $50.0 million.

        Financing Activities.    Cash used in financing activities was $29.1 million for the year ended December 31, 2009. In 2006, we completed the acquisition of all of the outstanding common stock of Royal Group for a total purchase price, including assumed debt and debt retired in conjunction with the closing, of approximately $1.5 billion. The acquisition was financed entirely with new debt, including $500.0 million in aggregate principal amount of new senior notes, $200.0 million in aggregate principal amount of new senior subordinated notes and $800.0 million principal amount of floating interest rate term debt under a new senior secured credit facility. Demand for our building and home improvement products declined during 2008 as compared to 2007 primarily as a result of U.S. housing starts decreasing by about 33 percent according to a report furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in January 2009. Similarly, in 2008 our chlorovinyls segment experienced decreased demand compared to 2007, primarily as a result of a continued weakness in the U.S. residential housing market. As a result of the significant impact of the recession on the residential construction industry, we were required to obtain numerous waivers and amendments of certain restrictive covenants that required us to maintain certain financial ratios under our senior secured credit facility. In early 2009, we began to take actions to recapitalize our company.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes") and, in conjunction with the private exchange offers, withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 and 2016 notes. After numerous extensions and amendments of the exchange offers and additional waivers and amendments under our senior secured credit facility, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and approximately 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In preparation for and prior to this debt for equity exchange, we executed a 1-for-25 reverse stock split. In September 2009, following an amendment of our charter to increase the shares of our authorized common stock to 100 million shares, approximately 30.2 million convertible preferred shares converted to an equal number of common shares. After giving effect to the debt exchange at December 31, 2009, we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes. This debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million, or approximately $16.61 per share. Cash tax payments in 2009 were $10 million. As a result of the enactment of the American Recovery and Reinvestment Act passed in 2009, we have the option to defer the federal taxes payable as a result of the debt exchange to 2014 and then pay those taxes ratably over five years. We expect to make this election when we file our 2009 federal tax return and therefore do not have a large current tax liability.

        On December 22, 2009, we refinanced our senior secured credit facility and our $175.0 million asset securitization agreement. At the time of the refinancing our senior secured credit facility was comprised of a $300.0 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and asset securitization facility with a four-year term senior secured asset-based revolving credit facility that provides for a maximum of $300 million of revolving credit subject to borrowing base availability and other terms and conditions (the "ABL Revolver") and the issuance of $500.0 million in principal amount of 9.0 percent senior secured notes.

        This recapitalization and a $17.0 million payoff of other debt per the stated terms of that debt are the primary contributors to reducing our total debt by $655.1 million from December 31, 2008 to December 31, 2009. These debt reductions are net of a $15.0 million increase in our lease financing obligation that is due exclusively to the change in the Canadian dollar foreign exchange rate. These debt pay offs were also partly offset by refinancing our trade receivable asset securitization program with debt. The recapitalization also significantly extended the timing of our debt maturities. The ABL Revolver terminates in December 2013 and our next significant debt maturity is in 2017 when the 9.0 percent Notes are due. Further, the recapitalization reduced our cash interest costs and removed the quarterly maintenance covenants that required waivers and amendments from our lenders in the past.

        Cash provided by financing activities was $15.4 million for the year ended December 31, 2008. Cash provided by financing activities in 2008 was impacted by our adjustment of our cash management activities to maximize our financial flexibility. Specifically, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers Inc. (collectively "Lehman Brothers"), was a participant in our revolving line of credit facility, representing about 12 percent of our $375.0 million revolving line of credit facility. Due to their failure to fund revolver draws, we had about $6.6 million of our revolving line of credit that was not available to us. As a result we maintained a higher cash balance partially due to $105.8 million of net additional borrowings on our revolving line of credit that was partially offset by the repayment of $74.0 million of long-term debt. Long-term debt repayments were primarily funded by proceeds from the sale of under utilized assets. During fiscal year 2008, we increased our total debt by $33.3 million due primarily to the above noted issues with Lehman Brothers and the impact on the availability of our revolving line of credit. Had the revolving line of credit been fully available we could have decreased total debt during fiscal 2008 by $46.7 million by applying approximately $80.0 million of the $90.0 million of cash and cash equivalents on hand at December 31, 2008 towards our outstanding revolving line of credit balance.

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

        On December 31, 2009, our balance sheet debt consisted of $56.5 million of borrowings under our ABL Revolver, $9.0 million of unsecured 7.125 percent senior notes due 2013, $13.2 million of unsecured 9.5 percent senior notes due 2014, $41.4 million of unsecured 10.75 percent senior subordinated notes due 2016, $496.7 million of senior secured 9.0 percent Notes due 2017, $106.4 million of lease financing obligations and $15.9 million in other debt. At December 31, 2009, under our ABL Revolver, we had a maximum borrowing capacity of $300.0 million, and net of qualifying accounts receivable and inventory, outstanding letters of credit of $45.2 million, current borrowings of $56.5 million, and less a fixed $15.0 million availability reserve we had remaining availability of $134.5 million. Over the next twelve months, we expect to pay off $28.2 million on our ABL Revolver. Therefore, we have classified this debt as current in our consolidated balance sheet as of December 31, 2009.

        The ABL Revolver provides for a maximum of $300 million of revolving credit including letters of credit through December 2013, subject to borrowing base availability. The borrowing base is determined on a monthly basis and is equal to specified percentages of our eligible accounts receivable and inventories, less a fixed $15 million availability reserve and other reserves reasonably determined by the co-collateral agents. Interest on this facility is variable at a rate per annum, at our option, based on the prime rate plus the applicable pricing margin or the London Interbank Offered Rate, ("LIBOR") plus the applicable pricing margin. For the years ended December 31, 2009, 2008, and 2007, the average interest rates for the former senior credit facility were 9.09, 6.51, and 7.94 percent, respectively. As of December 31, 2009 the rate was 6.0%. The ABL Revolver is secured by substantially all of our assets and contains certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        On December 22, 2009, we also issued the $500.0 million aggregate principal amount of senior secured 9.0 percent Notes due 2017. These notes were issued at a $3.3 million discount to effectively provide a 9.125 percent interest rate. Interest on these notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after December 15, 2016. During any twelve-month period prior to January 15, 2014 we may make optional redemptions of the notes up to 10 percent of the aggregate principal amount thereof at a redemption price of 103.0 percent. In addition, prior to January 15, 2013, we may make optional redemptions of up to 35 percent of the aggregate principal amount thereof at a redemption price equal to 109.0 percent of the aggregate principal amount thereof, plus accrued and unpaid interest. In addition, we may redeem some or all of the notes at anytime prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent Notes are secured by substantially all of our assets and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $38.8 million and the availability to borrow an additional $134.5 million under our ABL Revolver as of December 31, 2009, the Company has adequate funding for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements and comply with the financial ratios of the senior secured ABL Revolver and covenants under our indenture for the 9.0 percent notes. To the extent our cash flow and liquidity exceeds the levels necessary for us to make our required debt payments, fund our working capital and capital expenditure requirements and comply with our ABL Revolver and the indenture for the 9.0 percent notes, we may use that excess liquidity to further grow our business through investments or acquisitions and/or to further reduce our debt through optional prepayments or redemptions of our outstanding debt securities.

        However, if our expectations regarding our business prove incorrect, we may not be able to pursue any such business growth or debt reduction opportunities, and may not be able to meet certain restrictive covenants and maintain compliance with certain financial ratios or, possibly, not be able to make required payments under our notes or ABL Revolver. In that event, we would attempt to obtain waivers or covenant relief from our lenders. Although we have successfully negotiated covenant relief in the past, there can be no assurance we can do so in the future. As of December 31, 2009, we are in compliance with all required debt covenants.

        Off-Balance Sheet Arrangement.    We had agreements pursuant to which we sold an undivided percentage ownership interest in a defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). The funded balance has the effect of reducing accounts receivable and short-term liabilities by the same amount. As collections reduce accounts receivable included in the pool, we sold interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization in effect through March 17, 2009, and up to a maximum of $175.0 million thereafter. The balance in the interest of receivables sold at December 31, 2008 was $111.0 million.

        As of December 22, 2009, the Securitization was terminated and replaced with a $300.0 million ABL Revolver (see Note 10 of the Notes to the Consolidated Financial Statements).

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of December 31, 2009, were as follows:

(In millions)	Total	2010	2011	2012	2013	2014	2015 and thereafter
Contractual obligations:
Long-term debt—principal	$638	$—	$—	$18	$65	$13	$542
Long-term debt—interest	416	56	56	55	55	51	143
Lease financing obligations	52	7	7	7	7	7	17
Operating lease obligations	77	20	13	12	9	10	13
Purchase obligations	3,186	884	763	536	508	479	16
Uncertain income tax positions	1	1	—	—	—	—	—
Other	10	—	—	—	—	—	10

Total	$4,380	$968	$839	$628	$644	$560	$741

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of December 31, 2009. Long-term debt obligations are listed based on when they are contractually due.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2017. We did not have significant capital lease obligations as of December 31, 2009.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2009.

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $65.2 million as December 31, 2009. We have included in the table above any liability for our unrecognized income tax benefits related to audits and other tax matters that we are likely to pay within a twelve month period. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

Outlook

        We based our 2010 operating plans on conservative macro economic assumptions regarding the main drivers of our businesses. We assume a slight recovery in U.S. and Canadian housing starts, gross domestic product ("GDP") growth in both the U.S. and Canada greater than 2 percent over 2009, a continuation of favorable conditions for PVC exports, natural gas costs that average approximately $6 per MMBTU, and stabilization in the ECU value in 2010 compared to 2009.

        In addition to the macroeconomic assumptions, our operating plans give effect to the expected impact of a number of factors specifically related to GGC. Among other things, our performance will be impacted by two scheduled maintenance outages compared to just one in 2009, as well as the benefit of cost reduction efforts initiated in 2009, which should be fully realized in 2010.

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

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("Codification" or "ASC") subtopic 105-10, Generally Accepted Accounting Principles. The Codification is now the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was effective for interim and annual reporting periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification on September 30, 2009 did not have an impact on our consolidated financial statements.

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

        In April 2009, the FASB issued ASC subtopic 820-10, Fair Value Measurements and Disclosures, section 65-4, Transition Related to FASB Staff Position ("FSP") SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This ASC subtopic emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC subtopic was effective for the second quarter of 2009 and did not have a material impact on our consolidated financial statements. On August 28, 2009 the FASB issued Accounting Standards Update ("ASU") 2009-05, Measuring Liabilities at Fair Value, (previously exposed for comments as proposed FSP 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. This ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. The ASU also provides guidance in the absence of a Level 1 measurement. The ASU was effective for the first interim or annual reporting period beginning after the ASU's issuance. The adoption of this ASU did not have a material impact on our consolidated financial statements. In January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements. This ASU discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 18, "Fair Value of Financial Instruments" of the Notes to the Consolidated Financial Statements in Item 8, for disclosures related to this statement.

        In April 2009, the FASB issued ASC subtopic 825-10, Financial Instruments, section 65-1, Transition Related to FSP SFAS 107-1 and Accounting Principles Bulletin ("APB") No. 28-1, Interim Disclosures About Fair Value of Financial Instruments. This ASC subtopic states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also must disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period. These new disclosures became effective for interim and annual periods ending after June 15, 2009. See Note 18, "Fair Value of Financial Instruments" of the Notes to the Consolidated Financial Statements in Item 8 for disclosures related to this statement.

        In December 2008, the FASB issued ASC subtopic 715-20, Compensation—Retirement Benefits, section 65-2, Transition Related to FSP SFAS 132(R)-1, Employer's Disclosure about Postretirement Benefit Plan Assets, which amends ASC subtopic 715-20 to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new ASC subtopic requires new disclosures for us for the year ending

December 31, 2009. The new disclosures are reflected in Note 15, "Employee Retirement Plans" of the Notes to the Consolidated Financial Statements in Item 8.

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

        Allowance for Doubtful Accounts.    In our determination of the allowance for doubtful accounts and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense for that amount. Estimating this amount requires us to analyze the financial strength of our customers by analyzing leverage and coverage ratios, as well as Dun and Bradstreet ratings. In our analysis, we combine the use of historical collection experience, our accounts receivable aged trial balance and specific collectibility analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2009 and 2008 was $16.5 million and $12.3 million, respectively. No individual customer accounted for greater than 10 percent of our trade accounts receivable as of December 31, 2009 and 2008. To the extent the actual collectibility of our accounts receivable differs from our estimated allowance by 10 percent, our net income would be higher or lower by approximately $1.2 million, on an after-tax basis, depending on whether the actual collectibility was better or worse than the estimated allowance.

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

        Valuation of Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that are identified during acquisitions. Our carrying value of our goodwill and indefinite lived intangible assets are tested for impairment annually on October 1 and are tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Indicators include, but are not limited to significant declines in the markets and industries which buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for goodwill and indefinite lived intangible assets is a two-step test performed at a reporting unit level. Our reporting units subject to such testing are window and door profiles; mouldings; deck, fence and rail products and compounds (vinyl and additives). The initial step requires the carrying value of each reporting unit to be compared with its estimated fair value. The second step to evaluate a reporting unit for impairment is only required if the carrying value of the reporting unit exceeds the estimated fair value in the initial step. We use a discounted cash flow analysis and market approaches to determine the estimated fair value of a reporting unit, which requires judgment and assumptions including estimated future cash flows and discount rates. Our weighting of the discounted cash flow and market approaches vary by reporting unit based on factors specific to those reporting units. Our weighting of the two approaches was equal in 2009. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Actual impairment charges incurred could vary significantly from amounts that we estimate if different assumptions or methods are used in the estimate for fair value of the reporting units.

        Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan; it is possible that goodwill not currently impaired may become impaired in the future. Based on the results of our evaluation in connection with our goodwill impairment test as of October 1, 2009, we did not record an impairment charge to goodwill in 2009. We experienced a significant decline in our market capitalization from October 1, 2009 to December 31, 2009, which we determined was not primarily due to company-specific factors, but rather, due to macroeconomic conditions, including rising unemployment levels, turmoil in the credit markets, and deteriorating consumer confidence. However, given the decrease in market capitalization at December 31, 2009, we reconsidered our cash flow projections utilized in our impairment test as of October 1, 2009, including an assessment of our actual results for the fourth quarter of 2009 as compared to our projections for such period, and also assessed whether the discount rates used in our October 1, 2009 impairment test remained appropriate as of December 31, 2009. We further evaluated our reporting units with significant goodwill using a 100 basis point increase in our discount rates above those that were supported by our valuation work on the basis that a change in such assumptions may cause a change in the results of the analyses performed; however, it did not. See Note 9 of the Notes to Consolidated Financial Statements for further details of the 2009 goodwill and other intangible asset impairment test. We recorded a non-cash impairment charge to write down goodwill and other intangible assets by $112.1 million and $149.4 million in 2008 and 2007, respectively, primarily as a result of the deteriorating North America housing and construction markets.

        Valuation of Long-Lived Assets.    Our long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC topic 360 Property, Plant, and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. The actual impairment charge incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

        During 2009 we continued the consolidation of our Window and Door profiles plants resulting in impairments of $21.6 million. During 2008 we assessed our Oklahoma City, Oklahoma and Sarnia, Ontario resin plants for impairment, and recorded impairment charges of $15.5 million and $42.3 million, respectively. The Oklahoma City, Oklahoma plant ceased operations in March 2008 and the Sarnia plant closed in December 2008. We noted no significant further impairment of these assets in 2009 or 2007.

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

        The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for our U.S. pension plans in 2009 was 6.7 percent. At December 31, 2009, this rate was 6.0 percent for determining 2010 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in this discount rate would decrease or increase our annual pre-tax pension expense by $0.1 million for our U.S. pension plans. In addition to the expense, a 25 basis point increase in our discount rate would decrease our year-end benefit obligations by $3.8 million, whereas a 25 basis point decrease would increase our year-end benefit obligations by $4.0 million for our U.S. pension plans.

        The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2009, is 58.5 percent equity securities, 21.7 percent debt securities, 1.6 percent real estate and 18.2 percent other. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2009 was 8.75 percent for our U.S. pension plans. At December 31, 2009, this rate was 8.75 percent for determining 2010 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in the long-term rate of return on plan assets assumption would decrease or increase our annual pre-tax pension expense by $0.2 million for our U.S. pension plans. A 25 basis point increase or decrease in the expected long-term rate of return assumption for our foreign pension plans is not material.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009 and 2008, we had a net deferred tax liability balance of $160.3 million and $47.6 million, respectively.

        In evaluating the ability to realize our deferred tax assets we rely principally on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2009 and 2008, we had deferred tax assets for state tax credit carryforwards of $16.1 million and $4.6 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2009 we had deferred tax assets for net operating loss carryforwards in the U.S. and Canada of $3.0 million and $31.1 million, respectively, of which we have a $32.6 million valuation allowance to record these deferred tax assets related to net operating losses at their estimated realizable values.

        In 2009 and 2008, we recorded a $7.3 million and $55.5 million valuation allowance, respectively, on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to the company in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical cumulative losses, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. As a result of the debt exchange completed in July 2009, we experienced a change in control as defined by the Internal Revenue Code. Because of this change in control, we will be unable to realize a benefit from the U.S. federal net operating loss arising before the acquisition of the Royal Group. Therefore, we no longer carry those net operating losses as a deferred tax asset. The change in control also limits our ability to realize certain expenses in the future and we have recorded deferred tax liabilities to reflect this.

        Effective January 1, 2007, we adopted ASC topic 740, Income Taxes, formerly Financial Accounting Standards Board Interpretation ("FIN") 48 , Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. The ASC standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the ASC standard, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with the ASC standard and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

        In addition, we have accrued a reserve for non-income tax contingencies of $8.7 million and $7.4 million, at December 31, 2009 and 2008, respectively. The increase in the reserve is related primarily to the changes in the Canadian dollar exchange rates and the accrued interest related to these matters. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserves are adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

        Stock-Based Compensation.    We account for share-based payments in accordance with ASC topic 718, Compensation—Stock Compensation ("ASC 718"). All share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights are required to be recognized in our financial statements based on their respective grant date fair values. Under ASC 718, the fair value of each share-based payment award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payment awards. The Black-Scholes model meets the requirements of ASC 718; however, the fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our historical dividend yield and expectation of future dividend payouts. The fair value of our restricted and deferred stock units and restricted stock are based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Environmental

        Our operations are subject to increasingly stringent federal, state, and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by USEPA and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, and the manufacture of chemical substances. Our Canadian operations are subject to similar laws and regulations.

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

        See Item 1. Business, Item 3. Legal Proceedings, Note 11 of the Notes to the Consolidated Financial Statements in Item 8 for additional information related to environmental matters.

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

        Interest Rate Risk Management.    The following table is "forward-looking" information that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt instruments. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2008, we had interest rate swaps with notional amounts totaling $75.0 million to fix the interest rate on $75.0 million of our variable LIBOR based term debt. As of December 31, 2009 we had no outstanding interest rate swaps. We currently estimate that a 100 basis point change in prevailing market interest rates on our variable rate debt would impact our related annual pre-tax income by $0.6 million. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

	Principal (Notional) Amounts by Expected Maturity Date
(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Fair value at 12/31/09
Financial instruments:
Fixed rate principal	$—	$—	$18,038	$8,965	$13,214	$541,856	$582,073	$565,291
Average interest rate	—%	—%	6.53%	7.13%	9.5%	9.14%	9.03%
Variable rate principal	$—	$—	$—	$56,462	$—	$—	$56,462	$56,462
Average interest rate	—%	—%	—%	6.00%	—%	—%	6.00%

        Foreign Currency Exchange Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures.

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contract was a $0.3 million and $0.2 million asset at December 31, 2009 and December 31, 2008, respectively.

        We also have other long-term supply contracts for raw materials, which are at prices not in excess of market, designed to assure a source of supply and not expected to be in excess of our normal manufacturing operations requirements. Historically, we have taken physical delivery under these contracts and we intend to take physical delivery in the future. Therefore, at inception we designate these contracts as normal purchase agreements and account for them under the normal purchase provision of ASC topic 815, Derivatives and Hedging, and related amendments.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 11, 2010

Georgia Gulf Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$38,797	$89,975
Receivables, net of allowance for doubtful accounts of $16,453 in 2009 and $12,307 in 2008	208,941	117,287
Inventories	251,397	240,199
Prepaid expenses	24,296	21,360
Income tax receivables	30,306	2,264
Deferred income taxes	14,108	22,505

Total current assets	567,845	493,590
Property, plant and equipment, net	687,570	760,760
Goodwill	203,809	189,003
Intangible assets, net of accumulated amortization of $10,996 in 2009 and $9,988 in 2008	15,223	15,905
Other assets, net	116,494	150,643
Non-current assets held for sale	14,924	500

Total assets	$1,605,865	$1,610,401

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of long-term debt	$28,231	$56,843
Accounts payable	124,829	105,052
Interest payable	2,844	16,115
Income taxes payable	1,161	3,476
Accrued compensation	16,069	9,890
Liability for unrecognized income tax benefits and other tax reserves	9,529	27,334
Other accrued liabilities	43,236	49,693

Total current liabilities	225,899	268,403
Long-term debt	710,774	1,337,307
Liability for unrecognized income tax benefits	64,371	34,592
Deferred income taxes	174,457	70,141
Other non-current liabilities	37,036	39,886

Total liabilities	1,212,537	1,750,329

Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,718,367 in 2009 and 1,379,273 in 2008	337	14
Additional paid-in capital	472,018	105,815
Accumulated deficit	(72,713)	(218,502)
Accumulated other comprehensive loss, net of tax	(6,314)	(27,255)

Total stockholders' equity (deficit)	393,328	(139,928)

Total liabilities and stockholders' equity (deficit)	$1,605,865	$1,610,401

See accompanying notes to consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share data)	2009	2008	2007
Net sales	$1,990,091	$2,916,477	$3,157,270
Operating costs and expenses:
Cost of sales	1,778,998	2,717,409	2,851,426
Selling, general and administrative expenses	182,937	168,572	225,607
Long-lived asset impairment charges	21,804	175,958	158,960
Restructuring costs	6,858	21,973	3,659
Losses (gains) on sale of assets	62	(27,282)	1,304

Total operating costs and expenses	1,990,659	3,056,630	3,240,956

Operating loss	(568)	(140,153)	(83,686)

Other (expense) income:
Interest expense	(131,102)	(134,513)	(134,568)
Loss on debt modification and extinguishment, net	(42,797)	—	—
Gain on debt exchange	400,835	—	—
Foreign exchange (loss) gain	(1,400)	(4,264)	6,286
Interest income	583	1,308	805

Income (loss) from continuing operations before income taxes	225,551	(277,622)	(211,163)
Provision (benefit) for income taxes	79,762	(19,979)	44,000

Income (loss) from continuing operations	145,789	(257,643)	(255,163)
Loss from discontinued operations, net of tax of $1,524 in 2007	—	—	(10,864)

Net income (loss)	$145,789	$(257,643)	$(266,027)

Earning (loss) per share:
Basic:
Income (loss) from continuing operations	$9.20	$(193.00)	$(193.80)
(Loss) from discontinued operations	—	—	(7.91)

Net income (loss)	$9.20	$(193.00)	$(201.71)

Diluted:
Income (loss) from continuing operations	$9.19	$(193.00)	$(193.80)
(Loss) from discontinued operations	—	—	(7.91)

Net income (loss)	$9.19	$(193.00)	$(201.71)

Weighted average common shares—basic	14,903	1,378	1,374
Weighted average common shares—diluted	14,908	1,378	1,374

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock			Retained Earnings Accumulated (deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity (deficit)
			Additional Paid-In Capital
(In thousands, except share data)	Shares	Amount
Balance, January 1, 2007	1,376	$14	$94,376	$324,007	$(24,874)	$393,523
Comprehensive loss:
Net loss	—	—	—	(266,027)	—	(266,027)
Adjustment to initially apply FIN No. 48	—	—	—	(2,151)	—	(2,151)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $4,288	—	—	—	—	6,964	6,964
Foreign currency translation adjustments, net of taxes of $39,477	—	—	—	—	68,344	68,344
Unrealized loss on derivatives, net of tax of $1,201	—	—	—	—	(1,945)	(1,945)

Total comprehensive loss	—	—	—	—	—	(194,815)
Employee stock purchase and stock compensation plans, net of forfeitures	2	—	10,856	—	—	10,856
Retirement of common stock associated with stock compensation plans	(2)	—	(685)	—	—	(685)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(979)	—	—	(979)
Dividends	—	—	—	(11,099)	—	(11,099)

Balance, December 31, 2007	1,376	$14	103,568	44,730	48,489	196,801

Comprehensive loss:
Net loss	—	—	—	(257,643)	—	(257,643)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $16,519	—	—	—	—	(23,113)	(23,113)
Foreign currency translation adjustments, net of taxes of $32,025	—	—	—	—	(53,640)	(53,640)
Unrealized gain on derivatives, net of tax of $609	—	—	—	—	1,009	1,009

Total comprehensive loss	—	—	—	—	—	(333,387)
Employee stock purchase and stock compensation plans, net of forfeitures	4	1	3,301	—	—	3,302
Retirement of common stock associated with stock compensation plans	(1)	—	(110)	—	—	(110)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(945)	—	—	(945)
Dividends	—	—	—	(5,589)	—	(5,589)

Balance, December 31, 2008	1,379	$14	105,815	(218,502)	(27,255)	(139,928)

Comprehensive income:
Net income	—	—	—	145,789	—	145,789
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $419	—	—	—	—	(4,469)	(4,469)
Foreign currency translation adjustments, net of taxes of $14,596	—	—	—	—	23,589	23,589
Unrealized gain on derivatives, net of tax of $1,105	—	—	—	—	1,821	1,821

Total comprehensive income	—	—	—	—	—	166,730
Preferred stock issued and converted to common stock	31,582	316	357,237	—	—	357,553
Employee stock purchase and stock compensation plans, net of forfeitures	1,154	12	17,650	—	—	17,662
Retirement of common stock associated with stock compensation plans	(397)	(4)	(7,153)	—	—	(7,157)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(1,532)	—	—	(1,532)

Balance, December 31, 2009	33,718	$337	$472,018	$(72,713)	$(6,314)	$393,328

See accompanying notes to consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2009	2008	2007
Operating activities:
Net income (loss)	$145,789	$(257,643)	$(266,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,690	143,718	150,210
Loss on debt modification and extinguishment, net	42,797	—	—
Gain on debt exchange	(400,835)	—	—
Loan fair value gain amortization	12,944	—	—
Foreign exchange (gain) loss	(938)	7,108	(10,357)
Deferred income taxes	97,190	(23,435)	29,695
Tax deficiency related to stock plans	(1,630)	(945)	(1,142)
Goodwill, intangibles and other long-lived asset impairment charges	21,866	175,958	158,960
Stock based compensation	17,663	3,302	10,856
Losses (gains) on sale of assets	218	(27,282)	1,304
Other non-cash items	7,479	12,433	23,456
Change in operating assets and liabilities:
Receivables	2,362	117,591	43,038
Securitization of trade receivables	(111,000)	(36,000)	19,000
Inventories	1,112	97,704	541
Prepaid expenses and other current assets	(5,665)	(2,472)	11,381
Accounts payable	5,462	(117,437)	8,628
Interest payable	40,397	(1,637)	(3,494)
Accrued income taxes	(2,493)	8,603	6,728
Accrued compensation	5,261	(20,996)	(7,238)
Other accrued liabilities	(7,930)	(31,627)	(38,358)
Other	12,984	(5,551)	(9,022)

Net cash provided by operating activities from continuing operations	723	41,392	128,159
Net cash provided by operating activities from discontinued operations	—	—	398

Net cash provided by operating activities	723	41,392	128,557

Investing activities:
Proceeds from insurance recoveries related to property, plant and equipment	1,980	7,308	—
Capital expenditures	(30,085)	(62,545)	(83,670)
Proceeds from sale of assets	2,080	79,806	105,259

Net cash (used in) provided by investing activities	(26,025)	24,569	21,589

Financing activities:
Borrowings on revolving line of credit	254,301	1,005,904	1,042,708
Repayments on revolving line of credit	(389,523)	(898,186)	(1,049,949)
Borrowings on ABL revolver	56,462	—	—
Long-term debt payments	(367,402)	(74,004)	(224,505)
Long-term debt proceeds	496,739	—	95,865
Fees paid to amend or issue debt facilities	(79,749)	(9,823)	(3,241)
Tax benefits from employee share-based exercises	98	—	—
Stock compensation plan activity	(25)	(110)	(685)
Dividends	—	(8,379)	(11,099)

Net cash (used in) provided by financing activities	(29,099)	15,402	(150,906)

Effect of exchange rate changes on cash and cash equivalents	3,223	(615)	346

Net change in cash and cash equivalents	(51,178)	80,748	(414)
Cash and cash equivalents at beginning of year	89,975	9,227	9,641

Cash and cash equivalents at end of year	$38,797	$89,975	$9,227

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

        Foreign Currency Translation and Transactions.    Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end exchange rates in effect as of the balance sheet date and average exchange rate for revenues and expenses for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive income (loss), net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the consolidated statements of operations. We recorded a loss of $1.1 million, $2.3 million and $5.4 million, in fiscal years 2009, 2008 and 2007, respectively, within operating (loss) income in the consolidated statement of operations. The year over year fluctuation in transaction related gains or (losses) is due to both the volume of foreign currency denominated transactions and the volatility in the underlying exchange rates.

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

        Revenue Recognition.    We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standards Board's ("FASB"), Accounting Standard Codification ("ASC" or "Codification") topic 605, "Revenue Recognition," which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

occurred. We primarily recognize revenue as products are shipped based on free on board ("FOB") terms when title passes to customers, and the customer takes ownership and assumes risk of loss.

        Sales Incentives.    We offer sales incentives, primarily in the form of volume rebates, slotting fees and advertising allowances to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts. We accrue for these sales incentives based on contract terms and historical experience.

        Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $62.0 million in 2009, $74.0 million in 2008, and $90.3 million in 2007.

        Advertising Costs.    Advertising costs and promotion expenses generally relate to our vinyl-based building and home improvement products marketed under the Royal Group brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $5.7 million, $8.3 million and $11.7 million, in 2009, 2008 and 2007, respectively.

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

        Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest expense capitalized during 2009, 2008 and 2007 was $1.0 million, $0.4 million, and $5.7 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $98.5 million, $128.2 million and $134.8 million, for the years ended December 31, 2009, 2008, and 2007, respectively. The net book value of our idled Pasadena, Texas phenol/acetone plant was approximately $0.7 million as of December 31, 2009, and is included in property, plant and equipment on our consolidated balance sheet. The estimated useful lives of our assets are as follows:

Buildings	27-30 years
Land improvements	15 years
Machinery and equipment	3-15 years
Dies and moulds	4-6 years
Office furniture and equipment	3-10 years
Computer equipment and software	3-5 years

        Asset Retirement Obligation.    We account for asset retirement obligations in accordance with ASC topic 410 sub-topic 20, Asset Retirement Obligation, which requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We had $2.3 million and $2.2 million of asset retirement obligations recorded in other non-current liabilities in the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

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

        Goodwill and Other Intangible Assets.    We account for our goodwill and other intangible assets in accordance with ASC topic 350, Intangibles—Goodwill and Other. Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Our other identifiable intangible assets include customer lists, trade names and purchased technology. We test the carrying value of our goodwill and other intangible assets with indefinite lives for impairment on an annual basis on October 1. The carrying value will be tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Indicators include, but are not limited to, significant declines in the markets and industries that buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for goodwill and indefinite lived intangible assets is a two-step test performed at a reporting unit level. Our reporting units subject to such testing are window and door profiles; mouldings; deck, fence and rail products and compounds (vinyl and additives). An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. See Note 9 for a summary of goodwill and other intangible assets by reportable segment.

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

        Pension Plans and Other Postretirement Benefit Plans.    We have defined contribution pension plans covering substantially all of our employees. In addition, we have two defined benefit pension plans and had one postretirement benefit plan. For the defined benefit pension plans, the benefits are based on years of service and the employee's compensation. Our postretirement benefit plan was terminated and paid out in the second quarter of 2009. Our policy on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases and employee turnover and mortality, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing as well as forecasted economic conditions, and our policy and strategy with regard to the plans. As of December 31, 2009, we had frozen any further benefits associated with the defined contribution and defined benefit plans.

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

        We adopted ASC topic 740, Income Taxes, formerly Financial Accounting Standards Board Interpretation ("FIN") 48, effective January 1, 2007. ASC topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 16, for further explanation of our adoption of ASC topic 740.

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

        Warranty Costs.    We provide warranties for certain building and home improvement products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Our warranty liabilities are included in other accrued liabilities in the consolidated balance sheets. Activity in our warranty liabilities for the years ended December 31, 2009, 2008 and 2007 is as follows:

In thousands	2009	2008	2007
January 1,	$7,498	$12,160	$7,664
Warranty provisions	3,005	2,189	6,728
Estimated fair value of warranty liability assumed in Royal Group acquisition	—	—	5,224
Foreign currency translation	896	(1,659)	874
Warranty claims paid	(4,031)	(5,192)	(8,330)

December 31,	$7,368	$7,498	$12,160

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        The adjustment in the year ended December 31, 2007 to the estimated fair value of warranty liabilities assumed in the Royal Group acquisition on October 3, 2006 reflects an adjustment to the preliminary purchase price allocation.

        Derivative Financial Instruments.    Derivatives that are not hedges must be adjusted to fair value through earnings in accordance with ASC topic 815, Derivatives and Hedging. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We engage in activities that expose us to market risks, including the effects of changes in interest rates, foreign currency and changes in commodity prices. Financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, foreign currency, and commodity markets may have on operating results. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. Long-term supply agreements that meet the appropriate criteria are accounted for under the normal purchase provisions within ASC topic 815.

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

        Accumulated Other Comprehensive loss.    Accumulated other comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by ASC topic

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

715. Amounts recorded in accumulated other comprehensive loss, net of tax, on the consolidated statements of stockholders' equity as of December 31, 2009 and 2008 are as follows:

	December 31,
In thousands	2009	2008
Unrealized gain (loss) on derivative contracts	$160	$(1,661)
Pension liability adjustment including affect of ASC topic 715	(23,377)	(18,908)
Currency translation adjustment	16,903	(6,686)

Total accumulated other comprehensive loss	$(6,314)	$(27,255)

        Stock-Based Compensation.    Stock based compensation is accounted for in accordance with ASC topic 718, Compensation-Stock Compensation, using the modified prospective method of adoption. ASC topic 718 requires all share-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units and non-employee director deferred shares and restricted stock units to be recognized in the financial statements based on their fair values at the grant date.

        ASC topic 718 required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, additional paid-in capital, in our circumstance. ASC topic 718 requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statements of cash flows as a financing activity cash inflow.

        Earnings (Loss) Per Share.    We calculate earnings per share in accordance with ASC subtopic 260-10, Earnings per Share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of our restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to restricted stock and common stockholders based on their respective ownership percentage, as of the end of the period.

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

        In computing diluted loss per share for the year ended December 31, 2009, options to purchase common stock of 0.2 million shares were not included due to their anti-dilutive effect. In computing diluted loss per share for the years ended December 31, 2008 and 2007, all common stock equivalents were excluded as a result of their anti-dilutive effect.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Computations of basic and diluted earnings (loss) per share are presented in the following table:

Basic and Diluted Earnings (Loss) Per Share—Two-class Method

	Year ended December 31,
In thousands, except per share data	2009	2008 (a)	2007 (a)
Basic Earnings (loss) per share
Undistributed income (loss)	$145,789	$(266,022)	$(277,126)
Restricted stock ownership	6%	—%	—%

Restricted stock interest on undistributed income	$8,753	$—	$—

Weighted average restricted shares—Basic	952	16	12
Total restricted shareholders basic earnings per share	$9.20	$—	$—
Undistributed income (loss)	$145,789	$(266,022)	$(277,126)
Common stock ownership	94%	100%	100%

Common stockholders interest in undistributed income (loss)	$137,036	$(266,022)	$(277,126)

Weighted average common shares—Basic	14,903	1,378	1,374
Total common stockholders basic earnings (loss) per share	$9.20	$(193.00)	$(201.71)

Total basic earnings (loss) per share	$9.20	$(193.00)	$(201.71)
Total basic loss per share from discontinued operations	—	—	(7.91)

Total basic earnings (loss) per share from continuing operations	$9.20	$(193.00)	$(193.80)

Diluted earnings (loss) per share
Undistributed income (loss)	$145,789	$(266,022)	$(277,126)
Deduct: Undistributed earnings—restricted stock	8,753	—	—

Common stockholders interest in undistributed income (loss) used in diluted earnings per share	$137,036	$(266,022)	$(277,126)

Weighted average common shares—basic	14,903	1,378	1,374
Stock Options	5	—	—

Weighted average common shares—diluted	14,908	1,378	1,374

Total diluted earnings (loss) per share	$9.19	$(193.00)	$(201.71)

Total diluted earnings (loss) per share	$9.19	$(193.00)	$(201.71)
Total diluted loss per share from discontinued operations	—	—	(7.91)

Total diluted earnings (loss) per share from continuing operations	$9.19	$(193.00)	$(193.80)

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        On July 28, 2009, we affected a 1-for-25 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the company's consolidated balance sheets and consolidated statements of stockholders' equity (deficit), the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. On July 29, 2009, in connection with the debt for equity exchange, we issued approximately 1.3 million common shares and approximately 30.2 million convertible preferred shares to our bond holders that tendered their notes. These newly issued common shares are included in the above year ended December 31, 2009 earnings per share on a weighted average basis from the date of issuance. On September 17, 2009, the convertible preferred shares were converted to common shares. These newly issued preferred shares that converted to common shares were eligible to participate in any dividends that we issue and thus were treated as common share equivalents from the period issued until the date they formally converted to common shares in the calculations above.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued ASC subtopic 105-10, Generally Accepted Accounting Principles. The Codification is now the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was effective for interim and annual reporting periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification on September 30, 2009 did not have an impact on our consolidated financial statements.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In April 2009, the FASB issued ASC subtopic 820-10, Fair Value Measurements and Disclosures, section 65-4, Transition Related to FASB Staff Position ("FSP") SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This ASC subtopic emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC subtopic was effective for the second quarter of 2009 and did not have a material impact on our consolidated financial statements. On August 28, 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, Measuring Liabilities at Fair Value, (previously exposed for comments as proposed FSP 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. This ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. The ASU also provides guidance in the absence of a Level 1 measurement. The ASU was effective for the first interim or annual reporting period beginning after the ASU's issuance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued ASC subtopic 825-10, Financial Instruments, section 65-1, Transition Related to FSP SFAS 107-1 and Accounting Principles Bulletin ("APB") No. 28-1, Interim Disclosures About Fair Value of Financial Instruments. This ASC subtopic states that an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity also must disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period. These new disclosures became effective for interim and annual periods ending after June 15, 2009. See Note 18, for disclosures related to this statement.

        In December 2008, the FASB issued ASC subtopic 715-20, Compensation—Retirement Benefits, section 65-2, Transition Related to FSP SFAS 132(R)-1, Employer's Disclosure about Postretirement Benefit Plan Assets, which amends ASC subtopic 715-20 to require more detailed disclosures about employers' pension plan assets. New disclosures will include more information on investment strategies, major categories of assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new ASC subtopic requires new disclosures for us for the year ending December 31, 2009. The new disclosures are reflected in Note 15.

3. DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE

        Discontinued Operations—Outdoor Building Products Segment.    As part of our strategic plan for the acquired Royal Group businesses, we exited certain non-core businesses included in our outdoor building

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. DISCONTINUED OPERATIONS, AND ASSETS HELD-FOR-SALE (Continued)

products segment. The results of all discontinued operations in our outdoor building products segment for the year ended December 31, 2007 were as follows:

(In thousands)	December 31, 2007
Net sales	$19,039
Operating (loss) from discontinued operations	(12,388)
Benefit from income taxes	1,524

Total loss from discontinued operations	$(10,864)

        Assets Held-For-Sale.    As part of our cost reduction initiatives strategic plan, we also continue to sell certain non-core assets and businesses. Assets held for sale include U.S. and Canadian real estate totaling $14.9 million at December 31, 2009 and U.S. real estate totaling $0.5 million at December 31, 2008. In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions. The contingency was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008. In June 2008, we sold property for $3.2 million and received $1.2 million in cash and a short-term note for $2.0 million. Both gains and losses resulting from each transaction are included in (gains) losses on sale of assets in the accompanying condensed consolidated statement of operations for the year ended December 31, 2008. See Note 10.

        Divestitures.    In March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million. We sold the land and building from our Winnipeg, Manitoba Window and Door Profiles plant for $4.5 million, resulting in a recognized gain of $0.3 million in March 2008. In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. The deferred gain will be recognized ratably over the term of the equipment leases. In addition we sold the Oklahoma City, Oklahoma polyvinyl chloride ("PVC" or "vinyl resin") plant in December 2008 for $1.3 million. See Note 10.

4. RESTRUCTURING ACTIVITIES

        In March 2008, we initiated plans to permanently shut down the Oklahoma City, Oklahoma 500 million pound PVC plant, the "Oklahoma City Restructuring Plan" which was a part of the Chlorovinyls segment. The plant ceased operations in March 2008. We wrote down the plant's property, plant and equipment in accordance with ASC subtopic 360-10, Property, Plant and Equipment, resulting in a $15.5 million impairment charge and incurred additional termination benefits and closing costs of $2.0 million that were expensed as incurred, in accordance with ASC 420-10, Exit or Disposal Cost Obligations. No significant costs related to the Oklahoma City Restructuring Plan were incurred in the year ended December 31, 2009, and we do not expect there to be any future costs associated with the Oklahoma City Restructuring Plan.

        Additionally, the restructuring costs for the year ended December 31, 2009 and 2008 include our divestiture and closure of our outdoor storage buildings business assets and operations. The outdoor

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

storage building business was sold for $13.0 million and resulted in a loss of approximately $4.6 million ("Outdoor Storage Plan"). During the third quarter of 2009 we reached a favorable settlement on a legal claim which resulted in the reversal of a litigation accrual of $3.1 million and a credit of restructuring costs for the same amount for the year ended December 31, 2009. The amount is noted as a reduction in the additions column in the table below.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound PVC manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC 420-10 and related accounting standards. We expect to pay these termination benefits and other qualified restructuring activity costs through December 2010 as employees are being paid on a salary continuance basis rather than a lump sum. In addition, plant remediation or environmental costs associated with the closing of these facilities are expected to be paid through June 2010. Any costs incurred associated with the Fourth Quarter 2008 Restructuring Plan that will benefit future periods, such as relocation costs, will be expensed in the periods incurred. Total restructuring expenses incurred for the year ended December 31, 2009 includes a $4.0 million credit adjustment for the wind up of the Canadian pension plan (see Note 14). The amount is noted as a reduction in the additions column in the table below. Additionally, future costs for the Fourth Quarter 2008 Restructuring Plan are estimated to be approximately $0.3 million, consisting of future severance and non-workforce related costs. We incurred severance and non-workforce related costs for the year ended December 31, 2007 associated with a 2007 restructuring plan, which is included in the table below.

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment ("2009 Window and Door Consolidation Plan"). As a result we incurred restructuring costs, including impairment of the plants' fixed assets for the year ended December 31, 2009. For the year ended December 31, 2009, we incurred $21.6 million of impairment charges for real estate and other fixed assets associated with the consolidation of these plants. The details of restructuring and impairment expenses incurred for the year ended December 31, 2009 are noted in the tables below. Additional future costs for the 2009 Window and Door Consolidation Plan are estimated to be approximately $1.1 million, consisting primarily of future non-workforce related costs.

        The expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the year ended December 31, 2009 for severance and other exit costs was $4.4 million and are included in restructuring costs in the consolidated statement of operations. A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan, by reportable segment for the years ended December 31, 2008 and 2009 is as follows:

(In thousands)	Balance at December 31, 2007	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2008
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$—	$3,468	$(256)	$34	$3,246
Exit costs	—	4,902	(751)	34	4,185
Other	—	1,184	—	—	1,184
Window and door profiles and mouldings products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,328	1,600	(2,096)	(360)	1,472
Exit costs	690	(83)	(568)	(38)	1
Other	—	1,459	—	—	1,459
Outdoor building products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	370	1,457	(548)	4	1,283
Other	—	508	—	—	508
Outdoor Storage Plan:
Involuntary termination benefits	—	1,574	(847)	(204)	523
Exit costs	—	4,814	(2,854)	(181)	1,779
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	1,090	(1,131)	41	—

Total	$3,388	$21,973	$(9,051)	$(670)	$15,640

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2008	Additions		Cash Payments	Foreign Exchange and Other Adjustments		Balance at December 31, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$3,246	$(3,566	)(a)	$(2,900)	$4,250		$1,030
Exit costs	4,185	3,525		(5,477)	(257	)(b)	1,976
Other	1,184	—		—	(1,184)		—
Window and door profiles and mouldings products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,472	1,529		(2,269)	492		1,224
Exit costs	1	22		(23)	—		—
Other	1,459	—		—	(1,459)		—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	1,124		(390)	145		879
Exit costs	—	576		(397)	—		179
Outdoor building products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,283	2,093		(2,279)	97		1,194
Exit costs	—	23		(23)	—		—
Other	508	—		—	(508)		—
Outdoor Storage Plan:
Involuntary termination benefits	523	138		(315)	(183)		163
Exit costs	1,779	(1,244)		(1,943)	1,408		—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	171		(123)	—		48

Total	$15,640	$4,391		$(16,139)	$2,801		$6,693

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

        In the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business, with the ultimate goal to restructure our businesses and improve and sustain profitability for the long-term. For the year ended December 31, 2009, we incurred $2.5 million related to fees paid to these consultants to advise us on the restructuring strategies noted above which are included in restructuring costs in the consolidated statements of operations.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

        A summary of impairment of tangible long-lived assets incurred in connection with our restructuring activities as a result of the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan, by reportable segment for the years ended December 31, 2008 and 2009 is as follows:

(In thousands)	Year Ended December 31, 2009	Year Ended December 31, 2008
Chlorovinyls
Impairment of Long-Lived Assets	$201	$44,310
Window and door profiles and mouldings products
Impairment of Long-Lived Assets	21,603	2,246
Outdoor building products
Impairment of Long-Lived Assets	—	634
Other, including unallocated corporate
Impairment of Long-Lived Assets	—	(187)

Total	$21,804	$47,003

        The total impairment of tangible long-lived assets for the years ended December 31, 2009 and 2008 is included in long-lived asset impairment charges in the consolidated statement of operations. For the year ended December 31, 2007, there were no similar charges.

5. ACCOUNTS RECEIVABLE SECURITIZATION

        We had an agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties (the "Securitization"). This wholly owned subsidiary was funded through advances on sold trade receivables and collections of these trade receivables and its activities were exclusively related to the Securitization. As collections reduced accounts receivable included in the pool, we sold ownership interests in new receivables to bring the ownership interests sold up to a maximum of $165.0 million, as permitted by the Securitization. At December 31, 2008 and 2007 the unpaid balance of accounts receivable in the defined pool was approximately $158.2 million and $244.2 million, respectively and the balance of receivables sold was $111.0 million and $147.0 million, respectively.

        Our Securitization was accounted for as a sale in accordance with the provisions of ASC topic 860, Transfers and Servicing, and therefore, the receivables sold are not included in the debt and related accounts receivable accounts on our consolidated balance sheets. We continued to provide an allowance for doubtful accounts related to these receivables based on our historical experience and aging of the accounts receivable. At December 31, 2008 and 2007, we had a subordinated interest of approximately $47.2 million and $97.2 million, respectively, in the defined pool of receivables, which represented the excess of receivables sold over the amount funded to us. The fair value of the retained interest approximated the carrying amount because of the short period of time it takes for the portfolio to be liquidated. From December 31, 2007 to December 31, 2008, we reduced the balance of receivables sold from $147.0 million to $111.0 million, which resulted in a net decrease of cash flow of $36.0 million.

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. ACCOUNTS RECEIVABLE SECURITIZATION (Continued)

accounts receivable on a revolving basis through a wholly owned subsidiary to a third party (the "New Securitization"). This wholly owned subsidiary was funded through advances on sold trade receivables and collections of these trade receivables and its activities are exclusively related to the New Securitization. Under the New Securitization agreement we could sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As collections reduce accounts receivable included in the pool, we could sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million, as permitted by the New Securitization. In conjunction with the sales of receivables, we recorded losses of $6.6 million, $7.1 million and $8.2 million for fiscal years 2009, 2008 and 2007, respectively, which are included as selling, general and administrative expenses in the accompanying consolidated statements of operations. The losses were determined by applying a discount factor, as prescribed under the relevant Securitization, to the monthly balance in the ownership interests sold.

        As of December 22, 2009 the Asset Securitization was replaced with a four-year term senior secured asset-based revolving credit facility that provides for a maximum of $300 million of revolving credit, subject to borrowing base availability and other terms and conditions (the "ABL Revolver") (see Note 10). As a result of the termination and replacement of our trade receivables securitization facility and the execution of the ABL Revolver, we repurchased $110.0 million of previously sold accounts receivable. The repurchase of these trade receivables did not result in any significant losses.

6. INVENTORIES

        The major classes of inventories were as follows:

	December 31,
(In thousands)	2009	2008
Raw materials, work-in-progress, and supplies	$97,351	$94,618
Finished goods	154,046	145,581

Inventories	$251,397	$240,199

7. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	December 31, 2009	December 31, 2008
Machinery and equipment	$1,346,740	$1,328,701
Land and land improvements	86,013	86,167
Buildings	195,602	197,481
Construction-in-progress	25,629	33,036

Property, plant and equipment, at cost	1,653,984	1,645,385
Accumulated depreciation	966,414	884,625

Property, plant and equipment, net	$687,570	$760,760

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	December 31, 2009	December 31, 2008
Advances for long-term purchase contracts	$67,257	$85,310
Investment in joint ventures	12,804	16,104
Deferred financing costs, net	25,654	42,167
Long-term receivables	3,714	3,640
Other	7,065	3,422

Total other assets, net	$116,494	$150,643

        During 2009, in connection with refinancing our capital structure, we (i) on July 27, 2009, effected a debt for equity exchange and (ii) on December 22, 2009 we (A) issued $500.0 million aggregate principal amount of senior secured 9.0 percent notes, (B) entered into the ABL Revolver, (C) terminated our senior secured credit facility, and (D) terminated our asset securitization program (see Note 10, "Long-Term Debt"). We incurred $79.7 million of related financing fees of which $24.4 million were deferred and included in other assets, net at December 31, 2009 and the remaining amount was expensed in the year ended December 31, 2009 in connection with the respective refinancings referred to above. Debt issuance cost amortized as interest expense during 2009, 2008 and 2007 was $9.6 million, $6.9 million and $5.8 million, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill Impairment Charges.    There were no goodwill impairment charges in 2009. Goodwill impairment charges totaled $63.4 million and $125.7 million in 2008 and 2007, respectively. We performed our annual impairment testing for goodwill and other intangible assets in accordance with ASC topic 350 sub-topic 020 Goodwill. We evaluate goodwill and other intangible assets for impairment using the two-step process prescribed by ASC topic 350. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses in estimating fair value. Our weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Our weighting of the two approaches ranges from 50% to 100% of discounted cash flows and nil to 50% of the market approach. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. From October 1, 2009 (our annual testing date) to December 31, 2009, our stock price and resulting market capitalization significantly declined. We do not believe this decline in market capitalization is permanent and we have evaluated the factors contributing to such decline and have considered such in our impairment testing. Our evaluation of the market capitalization decline included reconsidering our cash flow projections and discount rates utilized in our October 1, 2009 impairment test and evaluating whether they remained appropriate as of December 31, 2009. We further evaluated our reporting units with significant goodwill using a 100 basis point increase in our discount rates above those that were supported by our valuation work on the basis that a change in such assumptions may cause a

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

change in the results of the analyses performed; however, it did not. Similar overall analyses were performed in 2008 and 2007. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan; it is possible that goodwill not currently impaired may become impaired in the future.

        Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the years ended December 31, 2009, 2008 and 2007.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Gross goodwill at January 1, 2007	$221,357	$135,756	$20,011	$377,124
Foreign currency translation adjustment	23,990	(61)	3,334	27,263
Adjustment to preliminary purchase allocation of Royal Group	860	4,155	(1,383)	3,632

Gross goodwill at December 31, 2007	246,207	139,850	21,962	408,019
Accumulated impairment losses at January 1, 2007	—	—	—	—
Impairment charges	(55,487)	(50,430)	(19,820)	(125,737)

Accumulated impairment losses at December 31, 2007	(55,487)	(50,430)	(19,820)	(125,737)

Net goodwill at December 31, 2007	$190,720	$89,420	$2,142	$282,282

Gross goodwill at December 31, 2007	$246,207	$139,850	$21,962	$408,019
Settlement of pre-acquisition tax contingency and other	—	(14,128)	(262)	(14,390)
Foreign currency translation adjustment	(21,569)	6,269	(209)	(15,509)

Gross goodwill at December 31, 2008	224,638	131,991	21,491	378,120
Accumulated impairment losses at December 31, 2007	(55,487)	(50,430)	(19,820)	(125,737)
Impairment charges	—	(63,380)	—	(63,380)

Accumulated impairment losses at December 31, 2008	(55,487)	(113,810)	(19,820)	(189,117)

Net goodwill at December 31, 2008	$169,151	$18,181	$1,671	$189,003

Gross goodwill at December 31, 2008	$224,638	$131,991	$21,491	$378,120
Foreign currency translation adjustment	14,806	—	—	14,806

Gross goodwill at December 31, 2009	239,444	131,991	21,491	392,926
Accumulated impairment losses at December 31, 2009	(55,487)	(113,810)	(19,820)	(189,117)

Net goodwill at December 31, 2009	$183,957	$18,181	$1,671	$203,809

        Indefinite lived intangible assets.    At December 31, 2009 and 2008, we held trade names. Our indefinite lived intangible asset evaluations utilized discounted cash flows analyses in estimating fair value. The following table provides the detail of the changes made to indefinite-lived intangible assets by reporting segment during years ended December 31, 2009 and 2008.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Indefinite-lived intangible assets-trade names

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Balance at December 31, 2007	$1,135	$9,646	$459	$11,240
Impairment charges	(608)	(5,023)	(93)	(5,724)
Foreign currency translation adjustment	(224)	(1,089)	(46)	(1,359)

Balance at December 31, 2008	$303	$3,534	$320	$4,157

Foreign currency translation adjustment	50	283	—	333

Balance at December 31, 2009	$353	$3,817	$320	$4,490

        Finite-lived intangible assets.    At December 31, 2009 and 2008, we also had customer relationship and technology intangibles. Impairment charges in 2008 and 2007 were determined utilizing discounted cash flow analyses. There were no similar charges in 2009. The following table provides the detail of the changes made to finite-lived intangible assets by reportable segment during years ended December 31, 2009 and 2008.

Finite-lived intangible assets

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2009:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2009:
Customer relationships	(124)	(4,868)	(4,992)
Technology	—	(6,004)	(6,004)

Total	(124)	(10,872)	(10,996)
Foreign currency translation adjustment and other at December 31, 2009:
Customer relationships	(75)	(1,684)	(1,759)
Technology	—	—	—

Total	(75)	(1,684)	(1,759)
Net carrying amounts at December 31, 2009:
Customer relationships	—	4,870	4,870
Technology	—	5,863	5,863

Total	$—	$10,733	$10,733

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Total
Gross carrying amounts at December 31, 2007:
Customer relationships	$1,000	$34,523	$35,523
Technology	—	31,000	31,000

Total	1,000	65,523	66,523
Impairment charges for the year-ended December 31, 2008:
Customer relationships	(801)	(23,101)	(23,902)
Technology	—	(19,133)	(19,133)

Total	(801)	(42,234)	(43,035)
Gross carrying amounts at December 31, 2008:
Customer relationships	199	11,422	11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2008:
Customer relationships	(124)	(4,530)	(4,654)
Technology	—	(5,334)	(5,334)

Total	(124)	(9,864)	(9,988)
Foreign currency translation adjustment and other at December 31, 2008:
Customer relationships	(75)	(1,677)	(1,752)
Technology	—	—	—

Total	(75)	(1,677)	(1,752)
Net carrying amounts at December 31, 2008:
Customer relationships	—	5,215	5,215
Technology	—	6,533	6,533

Total	$—	$11,748	$11,748

        The average estimated useful life for the customer relationships and technology are 18 years and 12 years, respectively. Amortization expense for the finite-lived intangible assets was $1.0 million, $3.8 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total finite-lived intangible asset estimated annual amortization expense for the next five fiscal years is approximately $1.0 million per year.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	December 31, 2009	December 31, 2008
Senior secured credit facility:
Revolving credit facility expires 2011	$—	$125,762
Term loan B due 2013	—	350,350
Senior secured ABL revolving credit facility due 2013	56,462	—
9.0% senior secured notes due 2017	496,739	—
7.125% senior notes due 2013	8,965	100,000
9.5% senior notes due 2014	13,151	497,240
10.75% senior subordinated notes due 2016	41,360	197,407
Lease financing obligation	106,436	91,473
Other	15,892	31,918

Total debt	$739,005	$1,394,150
Less current portion	(28,231)	(56,843)

Long-term debt	$710,774	$1,337,307

        On December 22, 2009, we refinanced our senior secured credit facility and our $175 million asset securitization agreement. At the time of the refinancing our senior secured credit facility was comprised of a $300 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and asset securitization facility with a four-year term senior secured asset-based revolving credit agreement (the "ABL Revolver") and the issuance of $500.0 million in principal amount of our 9.0 percent senior secured notes.

        The ABL Revolver provides for a maximum of $300 million of revolving credit through December 2013, subject to borrowing base availability, including sub-limits for letters of credit and swing line loans. The borrowing base is equal to specified percentages of our eligible accounts receivable and inventories, less a fixed $15 million availability reserve and other reserves reasonably determined by the co-collateral agents. The borrowings under the ABL Revolver are secured by substantially all of our assets.

        Borrowings under the ABL Revolver bear, and borrowings under the senior secured credit facility also bore interest at a rate per annum on either the prime rate plus the applicable pricing margin or the London Interbank Offered Rate, (LIBOR) plus the applicable pricing margin. For the years ended December 31, 2009, 2008, and 2007, the average interest rates for the former senior credit facility were 9.09, 6.51, and 7.94 percent, respectively. As of December 31, 2009, the interest rate under the ABL Revolver was 6.0 percent. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on LIBOR loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we comply with a minimum fixed charge coverage ratio test of 1.10 to 1.00. At December 31, 2009 excess availability was $134.5 million. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

asset sales; prepay, redeem or purchase certain indebtedness including the 9.0 percent senior secured notes; amend or otherwise alter terms of certain indebtedness, including the 9.0 percent senior secured notes; engage in certain transactions with affiliates; and alter the business that we conduct.

        If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Revolver exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Revolver is less than $60 million for a period of three consecutive business days or certain events of default have occurred, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under the ABL Revolver, which will be used to repay outstanding loans and cash collateralize letters of credit.

        At December 31, 2009, we had $56.5 million in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $45.2 million. Over the next twelve months, we expect to pay off $28.2 million of borrowings under our ABL Revolver. Therefore, we have classified this debt as current in our consolidated balance sheet as of December 31, 2009. For the year ended December 31, 2009 borrowings and repayments on our revolving credit facility have previously been presented on a gross basis in our consolidated statement of cash flows. Such borrowings and repayments on our revolving credit facilities for the years ended December 31, 2008 and 2007 have been presented on a gross basis in the accompanying consolidated statement of cash flows to conform to the presentation for the year end December 31, 2009.

        On December 22, 2009, we also issued $500.0 million principal amount of senior secured 9.0 percent notes due in 2017. Interest on these notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after January 15, 2016. During any twelve-month period prior to January 15, 2014 we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0 percent notes at a redemption price of 103.0 percent of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the notes at a redemption price equal to 109.0 of such principal amount, plus any accrued and unpaid interest. In addition, we may redeem some or all of the notes at anytime prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent notes are secured by substantially all of our assets and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        Management believes based on current and projected levels of operations and conditions in our markets that cash flow from operations, together with our cash and cash equivalents on hand of $38.8 million and the availability to borrow an additional $134.5 million under our senior secured ABL Revolver as of December 31, 2009, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements, meet the restrictive covenants and comply with the financial ratios of the senior secured ABL Revolver and the indenture related to the senior secured 9.0 percent notes. As of December 31, 2009, we are in compliance with all required debt covenants.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

        Under our old senior secured credit facility and our asset securitization agreement, we were subject to certain restrictive covenants, the most significant of which required us to maintain certain financial ratios and limit our ability to pay dividends, make investments, incur debt, grant liens, sell our assets and engage in certain other activities. In September 2008, we began executing a series of amendments (the fourth through eighth amendments) to our senior secured credit facility to allow us more flexibility to improve our capital structure. Commencing in March 2009, these amendments also permitted us to withhold about $38.0 million in aggregate interest on our 7.125 percent, 9.5 percent and 10.75 percent notes, which constituted defaults under the related indentures, in connection with the debt exchange detailed below. During this time, we also obtained forbearances from certain of the note holders with respect to the withheld interest payments and the related defaults.

        The Fifth Amendment to the senior secured credit facility was accounted for as an extinguishment of the Term Loan B in accordance with ASC subtopic 50 section 40, Debt Modifications and Extinguishments. As required by ASC subtopic 50 section 40, due to the fact that the Fifth and Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term Loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term Loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term Loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term Loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term Loan B and the carrying value of the original Term Loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain and is included in loss on modification and extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009. The difference between the fair value and the carrying value of the Term Loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term Loan B. The $142.3 million Term Loan B debt discount was being accreted ratably as interest expense over the remaining term of the Term Loan B. The December 22, 2009 full extinguishment of the senior secured credit facility resulted in a loss of $163.8 million including the write off of the unamortized debt discount of $129.4 million and the related deferred financing fees, and is included in loss on modification and extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.

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

        The daily bid price from March 17, 2009 to April 23, 2009 ranged from 41.8 percent to 61.0 percent of par. We weighted our estimate to the latter part of the thirty trading days after March 17, 2009 as we believed it took some time for the market to understand the extent of the Fifth Amendment and adjust the pricing accordingly. The average bid price during the twenty to twenty-five trading days and twenty-five to thirty trading days subsequent to the Fifth Amendment was 59.0 percent and 60.7 percent of par, respectively. The average pricing of then recent publicly available new debt issuances for companies with comparable credit ratings was estimated to be approximately 61.0 percent of par. A 100 basis point

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

difference relative to the outstanding par of our Term Loan B at the time of the substantial modification was approximately $3.5 million.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and approximately 1.3 million shares of common stock was issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, we issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, we issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. In September 2009 approximately 30.2 million preferred shares converted to an equal number of common shares. After giving effect to the debt exchange, at December 31, 2009 we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes.

        In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors, this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the debt for equity exchange represents basic earnings per share of approximately $16.61 for the year ended December 31, 2009. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows, market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity exchanged was primarily derived by projected future cash flows, we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis point increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

        Interest on these notes is payable semiannually. The 2013 notes, 2014 notes and 2016 notes are redeemable at specified prices on or after December 15, 2011, October 15, 2010 and October 15, 2011, respectively. The 2014 notes and 2016 notes were issued at discounts to yield of 9.625 percent and 11.0 percent, respectively, under the effective interest method.

        On September 29, 2008, we obtained the consent of a majority of the holders of the unsecured 7.125 percent senior notes to an amendment to the related indenture, (the "Indenture Amendment"), and paid a consent fee of $1.5 million to all consenting note holders pro rata to their respective holdings. The Indenture Amendment amends certain covenants in the indenture, and provides a waiver of defaults, if

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. LONG-TERM DEBT (Continued)

any. Approval of the lenders under our old senior secured credit facility was required for the consent fee payment and the Indenture Amendment.

        Scheduled maturities and cash interest.    Scheduled maturities of long-term debt outstanding at December 31, 2009 are nil in 2010, nil in 2011, $18.0 million in 2012, $65.4 million in 2013, $13.2 million in 2014 and $541.9 million thereafter. Cash payments for interest during the years ended December 31, 2009, 2008 and 2007 were $69.9 million, $129.5 million, and $136.5 million, respectively.

        Lease financing transaction.    The lease financing obligation is the result of the 2007 sale and concurrent leaseback of certain land and buildings in Canada. In connection with this transaction a collateralized letter of credit was issued in the favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale, and the land and building and related accounts continue to be recognized in the consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at December 31, 2009 are $6.8 million in 2010, $7.1 million in 2011, $7.1 million in 2012, $7.4 million in 2013, $7.4 million in 2014 and $17.3 million thereafter. The change in the future minimum lease payments and the lease financing obligation from the December 31, 2008 balance is due to the change in the Canadian dollar exchange rate during the year ended December 31, 2009.

11. COMMITMENTS AND CONTINGENCIES

        Leases.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2018. Future minimum payments under these non-cancelable operating leases as of December 31, 2009 are $20.2 million in 2010, $13.3 million in 2011, $11.8 million in 2012, $8.6 million in 2013, $9.9 million in 2014 and $12.7 million thereafter. Total lease expense was approximately $33.8 million, $41.4 million and $32.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

        Letters of Credit.    As of December 31, 2009 and 2008, we had outstanding letters of credit totaling approximately $45.2 million and $99.7 million, respectively. These outstanding letters of credit directly reduced the availability under our ABL Revolver and our revolving credit facility as of December 31, 2009 and 2008, respectively. These letters of credit, which typically have terms from one month to one year, primarily provide additional security for payments to real property lessors, suppliers, and financial assurance to states for environmental closure, post-closure costs, and potential third party liability awards.

        Purchase Commitments.    We have long-term raw material purchase agreements with variable and fixed payments through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, of which we have capitalized $67.3 million and $85.3 million as of December 31, 2009 and 2008, respectively, in the accompanying consolidated balance sheets. We amortize these advances based on the physical delivery from the manufacturer to our plants. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are not in excess of market prices and are designed to assure a source of supply and are not in excess of our normal manufacturing requirements. We have historically taken physical delivery of the raw materials under these purchase agreements and intend to take physical delivery over the contract term. Therefore, we account

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

for them under the normal purchase provisions of ASC topic 815 and its amendments. The aggregate amount of payments made under the agreements for purchases in 2009, 2008 and 2007 was $122.3 million, $199.6 million and $207.9 million, respectively.

        We also have other long-term supply contracts for raw materials, which are at prices not in excess of market, designed to assure a source of supply and not expected to be in excess of our normal manufacturing operations requirements. Historically, we have taken physical delivery under these contracts and we intend to take physical delivery in the future. Therefore, at inception we designate these contracts as normal purchase agreements and account for them under the normal purchase provisions of ASC topic 815.

        Legal Proceedings.    In October 2004, the United States Environmental Protection Agency ("USEPA") notified us that we have been identified as a potentially responsible party ("PRP") for a Superfund site in Galveston, Texas. The site is a former industrial waste recycling, treatment and disposal facility. Over one thousand PRPs have been identified by the USEPA. We contributed a relatively small proportion of the total amount of waste shipped to the site. In the notice, the USEPA informed us of the agency's willingness to settle with us and other potentially responsible parties that contributed relatively small proportions of the total quantity of waste shipped to the Superfund site. In the fourth quarter of 2007, we accepted a settlement offer from USEPA. Under the terms of this settlement, we were required to pay $63,771 for cleanup costs incurred, or to be incurred, by USEPA, in exchange for a covenant not to sue and protection from contribution actions brought by other parties. The settlement agreement was finally approved by USEPA and payment of the $63,771 settlement amount was made in June 2009.

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

        We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order (UAO) from this USEPA regional office. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems. In addition, on December 17, 2009,

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

we received a Notice of Potential Penalty (NOPP) from the Louisiana Department of Environmental Quality. The NOPP contains allegations of violation that may potentially be similar in nature to allegations of violation by USEPA discussed above. The NOPP does not identify a specific penalty amount. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

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

        There are several serious environmental issues concerning the VCM facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) on November 12, 1999. Substantial investigation of the groundwater at the site has been conducted, and groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains an extensive network of monitoring wells and recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 PRPs associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liabilities for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were currently known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally have made such claims for indemnification before November 12, 2009.

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $2.2 million accrual in non-current liabilities at December 31, 2009.

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

("PPG"), to produce VCM included in our chlorovinyl segment. We receive 50 percent of the VCM production of PHH and consume the majority of the production to produce vinyl resins. Pursuant to the terms of the operating agreement and the manufacturing and services agreement, PPG is the operator of PHH. We purchase our share of the raw materials and pay 50 percent of the processing costs for the right to 50 percent of the VCM production of PHH. PHH has capacity to produce 1.15 million pounds. The chlorine needs of the PHH facility are supplied via pipeline, under a long-term market price based contract with PPG. PHH is an integral part of our manufacturing operations.

        At December 31, 2009 and 2008, our investment in joint ventures included in our chlorovinyl segment was $7.1 million and $10.2 million, respectively, which primarily represents 50 percent of the property, plant and equipment of the PHH production facility, and is included in other long-term assets.

        We own a 50 percent interest in several manufacturing joint ventures in the window and door profiles and outdoor building products segments. We sell raw materials to these joint ventures at market prices. Sales of materials to these joint ventures for fiscal year 2009, 2008 and 2007 were $12.4 million, $20.5 million and $23.4 million, respectively. As of December 31, 2009, and 2008, our investment in these manufacturing joint ventures was $5.7 million, and $5.9 million, respectively.

        At December 31, 2009 and 2008, we had $7.1 million and $1.6 million, respectively, of liabilities due to these related parties included in accounts payable. At December 31, 2009 and 2008, we had $7.4 million and $11.8 million, respectively, of receivables due from these related parties included in accounts receivable. Our equity in earnings from our joint ventures was $2.0 million, $3.1 million, and $4.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

13. STOCKHOLDERS' EQUITY

        Each outstanding share of common stock is accompanied by a preferred stock purchase right, which entitles the holder to purchase from us 25/100ths of a share of Junior Participating Preferred Stock for $90.00, subject to adjustment in certain circumstances. The rights expire on April 27, 2010, and may be redeemed by us for $0.01 per right until the earlier to occur of (1) the tenth calendar day following announcement by us that a person or group (other than us or certain related persons) beneficially owns 15 percent or more of our outstanding shares of common stock (an "Acquiring Person") or (2) the tenth business day following the commencement of a tender or exchange offer that would result in a person or group becoming an Acquiring Person (the earliest of any such date, the "Distribution Date"). The rights first become exercisable on the Distribution Date. Subject to certain conditions, if a person or group becomes an Acquiring Person, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, common stock having a market value equal to two times the right's exercise price.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION

        On September 17, 2009, our stockholders approved the 2009 Equity and Performance Incentive Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of up to 3,033,000 (post the 1 – for – 25 reverse split) shares of our common stock. On July 27, 2009, the 2009 Plan was adopted in connection with the completion of our private debt for equity exchange described in Notes 10 and 13. Additionally, on July 27, 2009 restricted share units for 2,274,745 shares in the aggregate were granted under the 2009 Plan. The fair value used to determine stock compensation for this grant was the closing stock price of our common stock on July 27, 2009, the date of grant.

        Under the 1998, 2002, and 2009 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 3,313,000 shares of our common stock to employees and non-employee directors. As of December 31, 2009, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    Option prices are equal to the closing price of our common stock on the day prior to the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. A summary of stock option activity under all plans during 2009 is as follows:

	Year ended December 31, 2009
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2009	124,854		$536.94
Granted	52,108		21.12
Exercised	—		—
Forfeited	(2,478)		74.82
Expired	(15,370)		814.17
Outstanding on December 31, 2009	159,114	6.7 years	$348.52	$12
Vested or expected to vest at December 31, 2009	158,320	6.7 years	349.89	10
Exercisable on December 31, 2009	79,766	4.7 years	$595.78	$—
Shares available on December 31, 2009 for options that may be granted	762,755

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION (Continued)

        The weighted-average grant date fair value of options granted during 2009, 2008 and 2007 was $16.77, $54.25, and $174.50, respectively. There were no options exercised or related intrinsic value during the years ended December 31, 2009, 2008, and 2007. The intrinsic value is calculated as the difference between the market value on December 31, 2009 and the exercise price of the shares. The following table summarizes information about stock options at December 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.75	1,400	$8.75	9.6 years	—	$—
$21.25	46,108	21.25	9.2 years	—	—
$21.50 to $168.00	32,100	138.56	8.4 years	9,798	149.45
$181.75 to $510.75	40,776	454.05	5.3 years	31,238	466.05
$583.75 to $1,334.50	38,730	813.32	4.0 years	38,730	813.32
Total $8.75 to $1,334.50	159,114	$348.52	6.7 years	79,766	$595.78

        Stock-Based Compensation related to Stock Option Plan.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average assumptions used in the Black-Scholes model are as follows:

	Stock option grants
	Year Ended December 31,
	2009	2008
Assumptions
Risk-free interest rate	2.13%	2.76%
Expected life	6.0 years	6.0 years
Expected volatility	101%	55%
Expected dividend yield	—	4.21%

        Compensation expense, net of tax, for 2009, 2008 and 2007 for our stock options was approximately $1.0 million, $1.5 million and $3.3 million, respectively.

        Restricted and Deferred Stock.    During 2009, 2008 and 2007, we granted 2,274,745, 10,959 and 8,108 restricted stock units and deferred stock units, respectively, to our key employees and non-employee directors. The 2009 grant was made in connection with the company's debt exchange completed on July 29, 2009. The restricted stock units and deferred stock units vest over a three-year period, except that one-half of the restricted stock units granted to the officers and non-officer employees who were grantees on July 27, 2009 vested on December 22, 2009, due to the company refinancing its senior secured credit facility. Restricted stock surrendered in satisfaction of required minimum tax withholding obligations was

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION (Continued)

396,906, 659 and 1,459 shares during 2009, 2008, and 2007, respectively. A summary of restricted and deferred stock units and related changes therein is as follows:

	Year ended December 31, 2009
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2009	17,927		330.32
Granted	2,274,745		8.75
Vested and released	(1,154,465)		11.67
Forfeited	(4,781)		19.54
Outstanding on December 31, 2009	1,133,426	1.6 years	10.82	19,699
Vested or expected to vest at December 31, 2009	1,101,839	1.5 years	10.88	19,147

        The weighted average grant date fair value per share of restricted and deferred stock units granted during 2009, 2008 and 2007 was $8.75, $168.00 and $477.25, respectively, which is based on the stock price as of the date of grant. The total intrinsic value of restricted and deferred stock units and restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $20.1 million, $0.1 million and $2.1 million, respectively.

        Compensation expense, net of tax, for 2009, 2008 and 2007, from restricted stock units, restricted stock and deferred stock units was $10.4 million, $1.6 million and $3.4 million, respectively.

        Nonvested shares.    A summary of the status of the nonvested share activity under all plans is as follows:

	Year ended December 31, 2009
	Shares	Weighted Average Grant Date Fair Value
Nonvested on January 1, 2009	69,178	152.50
Granted	2,326,853	8.94
Vested	(1,160,807)	11.89
Forfeited and expired	(22,634)	564.72
Nonvested on December 31, 2009	1,212,590	12.66

        As of December 31, 2009, we had approximately $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of less than two years. The total fair value of shares vested during 2009, 2008 and 2007, was $13.8 million, $6.5 million and $8.5 million, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS

        We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was approximately a credit of $1.3 million, an expense of $7.4 million and an expense of $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These plans are discussed below.

        Most employees are covered by defined contribution plans under which we made contributions to individual employee accounts. We had expense related to these defined contribution plans of approximately $1.8 million, $2.5 million and $4.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. On June 12, 2009, the Company announced to its employees that it would discontinue the Company matching contribution feature of the 401(k) Plan effective with the first payroll period having a disbursement date after July 31, 2009. Most of our U.S. employees are covered by a defined benefit cash balance pension plan. In addition, employees who worked at our now-closed manufacturing facility in Sarnia, Ontario are covered by a defined benefit pension plan for which the benefits are based on years of service and the employee's compensation. We sponsored a postretirement health care plan, which covered employees at our closed manufacturing facility in Sarnia, Ontario. We use a measurement date of December 31 for our pension and other postretirement plans.

        In December 2008, we announced that we would close our manufacturing facility in Sarnia, Ontario. As a result, we wound up the defined benefit pension plan during 2009, and terminated the postretirement health care plan, which covered employees who worked at this facility. Due to the wind up of the pension plan, special termination retirement benefits were available to certain employees who are covered by this plan. A special termination benefit charge of $2.0 million was recognized in the fourth quarter of fiscal 2008 for these additional benefits. In addition, curtailment gains were recognized in the fourth quarter of fiscal 2008 due to reductions in staff at this facility. As a result of the curtailment, a curtailment gain of $0.6 million related to the defined benefit pension plan, and a curtailment gain of $0.4 million related to the other postretirement plan was recorded in the fourth quarter of fiscal 2008. Curtailment gains of $1.4 million were recognized as of December 31, 2009 when the remaining employees were released and the plant decommissioning was complete. We will recognize ongoing benefit costs for the Canadian pension plan until the wind up deficit is fully funded over a period of up to five years. All future benefit obligations in the Canadian Other Post-retirement Benefits Plan were fully settled as of December 31, 2009. The Company recognized benefit income for this plan of $2.5 million for the year ended December 31, 2009, which included a curtailment gain of $0.8 million and a settlement gain of $1.7 million. Also in 2009, we made a cash payout offer to the remaining participants in the postretirement health care plan, which each accepted, thus completing the wind up of the plan.

        In February 2009, upon approval by the Compensation Committee of the Board of Directors, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. No future benefits accrued under this plan after March 31, 2009. As a result, we recognized a curtailment gain of $4.3 million at the end of the first quarter of fiscal 2009 due to accelerated recognition of prior service credits. In addition, as a result of freezing the Plan on March 31, 2009, we changed the amortization method for gains and losses from the average expected future service period for active plan participants to the average expected future lifetime for all plan participants. This change in amortization method decreased pension costs from April 1, 2009 through December 31, 2009 by approximately $1.6 million.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	Pension Benefits
In thousands	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$118,666	$117,569
Service cost	1,231	5,136
Interest cost	7,803	7,427
Actuarial (gain) loss	9,104	(5,281)
Foreign currency exchange rate changes	850	(1,662)
Gross benefits paid	(3,886)	(4,674)
Plan amendments	—	(36)
Special termination benefits	—	2,036
Curtailments	(539)	(1,849)

Benefit obligation, end of year	$133,229	$118,666

Accumulated benefit obligation, end of year	$133,229	$118,388

        The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2009 and 2008, respectively, and based on employee service and compensation prior to the applicable date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation levels. The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2009 because no future benefits are accruing under the pension plans.

        Plan Assets.    The summary and reconciliation of the beginning and ending balances of the fair value of the plans' assets were as follows:

	Pension Benefits
In thousands	2009	2008
Change in Plan Assets
Fair value of plan assets, beginning of year	$99,611	$140,856
Actual return on plan assets	18,099	(36,591)
Foreign currency exchange rate changes	817	(1,178)
Employer contribution	972	1,197
Gross benefits paid	(3,886)	(4,674)

Fair value of plan assets, end of year	$115,613	$99,610

        In accordance with ASC topic 820, the Plan classifies its investments based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

hierarchy a summary of the Plan's investments measured at fair value and the target and current allocation percentages by asset type at December 31, 2009:

Asset Category (In thousands, except percentages)	Target Allocation 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets, December 31, 2009	Percentage of Plan Assets, December 31, 2008
Short-term investment fund	0% to 10%	$14,229	$—	$14,229	$—	12%	20%
US Equity securities:	40% to 65%	46,374	46,374	—	—	40%	35%
International equity securities:	10% to 30%	21,488	21,488	—	—	19%	16%
Fixed income securities:	10% to 30%	25,198	25,198	—	—	22%	22%
Other types of investments:	—	—	—	—	—	—	—
Pooled Segregated Fund	0%	6,500	—	6,500	—	6%	4%
Real estate	$0 to $5 million	1,824	—	0	1,824	1%	3%

Total	100%	$115,613	$93,060	$20,729	$1,824	100%	100%

        Equity securities do not include any of our common stock at the end of 2009 and 2008.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Funded Status.    The funded status of the plans, reconciled to the amounts reported on the balance sheets follows:

	Pension Benefits December 31,
In thousands	2009	2008
Funded status, end of year:
Fair value of plan assets	$115,613	$99,610
Benefit obligations	133,229	118,666

Funded status	(17,616)	(19,056)

Amount recognized, end of year	$(17,616)	$(19,056)

Amounts recognized in the balance sheets consist of:
Noncurrent asset	$—	$—
Current liability	(419)	(419)
Noncurrent liability	(17,197)	(18,637)

	$(17,616)	$(19,056)

Gross amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$37,760	$40,608
Prior service credit	—	(4,431)
Deferred curtailment gain	—	(1,200)

	$37,760	$34,977

        Accumulated Other Comprehensive Income (Loss).    The following table summarizes the amounts recorded in accumulated other comprehensive loss, which have not yet been recognized as a component of net periodic cost benefit cost (pretax; in thousands):

	Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Pension and Other Postretirement Benefits December 31,
In thousands	2009	2008
End of year:
Curtailment effects	$6,224	$(1,923)
Current year actuarial (gain) loss	70	40,711
Amortization of actuarial (loss) gain	(1,480)	12
Current year prior service credit	—	(36)
Amortization of prior service credit	129	546
Total recognized in other comprehensive income (loss)	$4,943	$39,310
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(936)	$41,579

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        The estimated amount that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2010 is $0.8 million consisting of:

In thousands	Pension and Other Postretirement Benefits
Actuarial loss	$817
Prior service credit	—
Deferred curtailment gain	—

Total	$817

        Net Periodic Cost (Income).    The amount of net periodic benefit (income) cost recognized includes the following components:

	Pension Benefit Year Ended December 31,
In thousands	2009	2008	2007
Components of periodic benefit (income) cost:
Service cost	$1,231	$5,136	$4,276
Interest cost	7,803	7,427	7,202
Expected return on assets	(8,135)	(11,024)	(10,471)
Amortization of:
Transition obligation	—	—	81
Prior service (credit) cost	(129)	(546)	179
Actuarial loss (gain)	1,524	(12)	(16)
Special termination benefits	—	2,036	14
Curtailment gain	(5,690)	(649)	(95)
Settlement gain	—	—	—

Total net periodic benefit (income) cost	$(3,396)	$2,368	$1,170

        Additional Information.    At December 31, 2009 and 2008 the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

	Accumulated Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,		Projected Benefit Obligation in Excess of the Fair Value of Plan Assets December 31,
In thousands	2009	2008	2009	2008
End of year:
Projected benefit obligation	$133,229	$118,666	$133,229	$118,666
Accumulated benefit obligation	133,229	118,388	133,229	118,388
Fair value of plan assets	115,613	99,610	115,613	99,610

        Assumptions.    Our major assumptions used to determine benefit obligations for our pension plans are presented as weighted-averages:

	Pension Benefits
In thousands	2009		2008
Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	6.00%		6.50%
Rate of compensation increase	N/A	(1)	4.51%

(1)
Due to the pension plans being frozen, the rate of compensation increase is no longer applicable.

        Our major assumptions used to determine net periodic benefit cost for pension plans are presented as weighted-averages:

	Year Ended December 31,
	2009	2008	2007
Discount rate	6.67%	6.19%	5.99%
Expected return on plan assets	8.67%	7.94%	7.94%
Rate of compensation increase	4.51%	4.19%	4.15%

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

        Employer contributions include direct benefits paid under all pension plans of $0.4 million from employer assets in 2009, 2008 and 2007, respectively. We previously sponsored a post-retirement benefit program for certain Canadian employees which was terminated and fully settled during 2009. Benefit obligations for the post-retirement benefit program were nil, $0.4 million and $3.3 million as of December 31, 2009, 2008 and 2007, respectively. Benefit costs related to our other post-retirement program were income of $2.5 million in 2009, income of $0.1 million in 2008, and costs of $0.2 million in 2007.

        Expected Cash Flows.    We expect to make contributions of $1.4 million to our pension plans during 2010. Our expected contribution in the form of direct benefit payments for 2010 is approximately $0.4 million for all pension plans. Expected benefit payments for all pension plans are as follows:

In thousands	Pension Benefits
Expected benefit payments:
2010	4,983
2011	5,512
2012	6,119
2013	6,772
2014	7,388
2015-2019	45,375

16. INCOME TAXES

        For the years ended December 31, 2009, 2008 and 2007, income (loss) from continuing operations before taxes consists of the following:

	Year Ended December 31,
In thousands	2009	2008	2007
U.S. operations	$253,795	$(143,030)	$(11,115)
Foreign operations	(28,244)	(134,592)	(200,048)

Total	$225,551	$(277,622)	$(211,163)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        The provision for (benefit from) income taxes from continuing operations consists of the following:

	Year Ended December 31,
In thousands	2009	2008	2007
Current income taxes:
Federal	$(52,760)	$8,871	$1,193
State	2,115	973	235
Foreign	5,450	(626)	3,851

Total current	(45,195)	9,218	5,279

Deferred income taxes:
Federal	113,628	(25,828)	(361)
State	11,329	(2,332)	678
Foreign	—	(1,037)	38,404

Total deferred	124,957	(29,197)	38,721

Provision for (benefit from) income taxes	$79,762	$(19,979)	$44,000

        Income tax expense attributable to income (loss) before income taxes from continuing operations differs from the amounts computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes from continuing operations as follows:

	Year Ended December 31,
In thousands	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	0.4	—
Difference between U.S. and foreign tax rates	1.7	(2.4)	(2.6)
Tax Credits	(3.6)	—	—
Manufacturing deduction	—	(0.1)	(0.1)
Non-deductible compensation	0.6	—	(0.2)
Percentage depletion	(0.3)	0.2	0.3
Legislation changes impacting rate	—	(0.2)	(0.8)
Debt Restructuring	(7.8)	—	—
Change in valuation allowance	3.2	(18.3)	(24.6)
Interest accruals on unrecognized income tax benefits	2.3	(0.5)	(4.3)
Non-deductible goodwill, other intangibles and other long-lived asset impairment	—	(7.6)	(21.3)
Other, net	0.7	0.7	(2.2)

Effective income tax rate	35.4%	7.2%	(20.8)%

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        Cash payments for income taxes during 2009, 2008 and 2007 were $10.0 million, $27.9 million and $9.4 million, respectively.

        Our net deferred tax liability consisted of the following major items:

	December 31,
In thousands	2009	2008
Deferred tax assets:
Receivables	$2,793	$2,762
Inventories	5,148	5,667
Vacation accrual	—	19
Foreign currency loss	—	12,685
Net operating loss carryforwards	34,208	54,219
Employee compensation	9,574	9,651
Accrued liabilities	2,550	7,373
Tax credits	21,632	11,304
Spare parts inventories	83	872
Environmental	1,892	1,571
Other Financing	—	8,814
Property, plant and equipment—foreign	61,485	—
Pension	6,765	7,505
Federal benefit of state unrecognized tax benefits	1,712	2,414
Valuation allowance	(107,812)	(92,316)

Total deferred tax assets	40,030	32,540
Deferred tax liability:
Property, plant and equipment—domestic	(100,510)	(51,252)
Intangible assets	(46,150)	(19,004)
Foreign currency translation	(1,852)	(9,645)
Other	(1,124)	(275)
Debt Restructuring	(40,639)	—
Foreign currency loss (gain)	(10,104)	—

Total deferred tax liability	(200,379)	(80,176)

Net deferred tax liability	$(160,349)	$(47,636)

        As of December 31, 2009, we had U.S. state and foreign net operating loss carryforwards ("NOLs"). Our foreign NOLs principally relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2009, and the years in which they will expire, are as follows (in thousands):

Jurisdiction	NOL amount	Year of expiration
U.S. federal	—	—
U.S. state	74,815	2012-2029
Canada federal	111,979	2011-2029
Canada provincial	111,979	2010-2029

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        As a result of the debt exchange completed in July 2009, we experienced a change in control as defined by the Internal Revenue Code. Because of this change in control, we will be unable to realize a benefit from the U.S. federal net operating losses arising before the acquisition of the Royal Group. Therefore, we no longer carry those net operating losses as a deferred tax asset. This change in control will also limit our ability to deduct certain expenses in the future and we have recorded deferred tax liabilities to reflect this. The debt exchange may also limit our ability to realize the benefit of the previously accrued state net operating losses and we have recorded a valuation allowance to offset that tax benefit. In addition, in 2009 and 2008 we recorded a $7.3 million and a $55.5 million valuation allowance, respectively, on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies available to us in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets.

        Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2009 will result in an income tax benefit if realized in a future year of $107.8 million.

        As of December 31, 2009, we had U.S. federal, state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows (in thousands):

Jurisdiction	Tax credit amount	Year of expiration
U.S. federal tax credits	$276	—
U.S. state tax credits	$16,081	unlimited
Foreign tax credits	$5,275	2010-2029

        The foreign investment tax credit includes approximately $4.2 million of foreign investment tax credits that were recorded as a result of our acquisition of Royal Group. The balance of the foreign investment tax credits was earned during the period from the acquisition date through December 31, 2009.

        Under ASC subtopic 740-30 Accounting for Income Taxes—Special Areas, we are not permanently reinvested with respect to earnings of our foreign subsidiaries. Accordingly, we record a deferred tax liability with respect to the tax effect of repatriating the earnings of our foreign subsidiaries. As a result of losses with respect to our foreign jurisdictions, we did not record any additional deferred tax liability with respect to the losses of our foreign subsidiaries for the years ended on December 31, 2009 and 2008.

Adoption of ASC topic 740, Income Taxes.

        Effective January 1, 2007, we adopted ASC topic 740, Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC topic 740, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with ASC topic 740 and the amount previously taken or expected to be taken in a tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

        As of December 31, 2009 and 2008, our liability for unrecognized income tax benefits was approximately $65.2 million and $54.5 million, respectively. Of these amounts, as of December 31, 2009 and 2008, approximately $27.3 million and $22.2 million, respectively, relates to accrued interest and penalties. If recognized, all of this amount would affect our effective tax rate. The implementation of ASC topic 740 resulted in an increase in the liability for unrecognized tax benefits of approximately $1.4 million, a decrease in retained earnings as of January 1, 2007 of approximately $2.2 million and an increase in goodwill of approximately $0.7 million. For the years ended December 31, 2009, 2008 and 2007, we recognized approximately $3.6 million, $6.8 million and $9.8 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits increased during the year ended December 31, 2009, primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense related to our liabilities for unrecognized tax benefits, offset by the lapsing of the statute of limitations on certain issues. Prior to the adoption of ASC topic 740 we accounted for reserves for income tax contingencies in accordance with ASC topic 450, Contingencies. During 2010, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is about $7.6 million.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States Federal	2006-2009
Canada	2005-2009
Various States	2001-2009

        A reconciliation of the liability for unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 follows:

In thousands	2009	2008	2007
Balance as of beginning of the year	$54,494	$109,163	$87,789
Additions for current year tax positions	141	719	—
Additions for prior year tax positions (including interest & penalties of $5,687, $6,756 and $9,830 for the year ended December 31, 2009, 2008 and 2007 respectively)	5,715	7,074	11,113
Reductions for prior year tax positions	(415)	(26,096)	(153)
Settlements	(1,607)	(23,581)	(1,184)
Reductions related to expirations of statute of limitations	(847)	(706)	(1,423)
Foreign currency translation	7,691	(12,079)	13,021

Balance as of the end of the year	$65,172	$54,494	$109,163

        We are under examination by the Internal Revenue Service for the years ended December 31, 2006 and 2007. The results of the IRS examination cannot presently be determined. In addition, we have accrued a reserve for non-income tax contingencies of $8.7 million and $7.4 million at December 31, 2009 and 2008, respectively. The increase in the reserve is related primarily to the accrued interest related to these matters and the changes in the Canadian dollar exchange rates. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserve is adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

        On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009, which includes a temporary five-year NOL carryback provision, became law. Pursuant to ASC topic 740, any adjustment to deferred tax liabilities and assets for the effect of a change in tax laws or rates is included in income from continuing operations for the period that includes the enactment date. Under the new act, any required adjustment to the valuation allowance will be included in income from continuing operations in the period that includes November 6, 2009. As a result, we expect to file a carryback claim for taxes paid in a prior period and have recorded an income tax receivable and increased our deferred tax liabilities for $22.6 million for the year ended December 31, 2009.

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

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may or may not enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any natural gas or raw material derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contracts was a $0.3 million and $0.2 million current asset at December 31, 2009 and 2008, respectively.

        Interest Rate Risk Management.    We maintained floating rate debt, which exposes us to changes in interest rates. Our policy was to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designated all our interest rate derivatives as cash flow hedges. At December 31, 2009 and 2008, we had interest rate swaps with notional amounts of nil and $75 million, respectively, designated as cash flow hedges of underlying floating rate debt obligations with estimated fair values as liabilities of nil and $2.9 million, respectively. At December 31, 2008, $2.9 million were current liabilities. Our last interest rate swap hedge expired in November 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

was recorded to accumulate other comprehensive income ("AOCI") until the underlying interest payments were realized. The unrealized amounts in AOCI fluctuated based on changes in the fair value of open contracts at the end of each reporting period. During 2009, 2008 and 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

        Foreign Currency Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. At December 31, 2009 and 2008, we had no assets or liabilities related to forward contracts, options and cross-currency swaps to buy, sell, or exchange foreign currencies.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and interest rate swap contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair value of our Term Loan B and 2011 revolving credit facility was based on rates for indebtedness with similar amounts, durations and credit risk. The fair values of our 7.125 percent senior notes, our 9.0 percent senior secured notes, our 9.5 percent senior notes, our 10.75 percent senior subordinated notes, our interest rate swap contracts, and our natural gas swap contract are based on quoted market values.

        The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

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

        Our interest rate swaps and natural gas swap contracts are fair valued with Level 2 inputs. For further details concerning our derivative instruments refer to Note 17 "Hedging Transactions and Derivative Financial Instruments."

        Our Term Loan B fair value for purposes of recording the gain on substantial modification of our Term Loan B was determined by Level 3 inputs. For further details concerning the fair value of Term Loan B debt see Note 10 "Long-term Debt."

        Our goodwill and other intangibles annual impairment evaluations and resulting impairment charges in the years ended December 31, 2008 and 2007 were determined by Level 3 inputs. For further details concerning the fair value of goodwill and other intangibles see Note 9, "Goodwill and Other Intangible Assets."

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt, interest rate swaps and natural gas swaps as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
7.125% senior notes due 2013	$8,965	$8,293	$100,000	$30,000
9.0% senior secured notes due 2017	496,739	506,250	—	—
9.5% senior notes due 2014	13,151	12,157	497,240	152,500
10.75% senior subordinated notes due 2016	41,360	38,591	197,407	48,000
Level 2
Long-term debt:
ABL revolver expires 2013	56,462	56,462	—	—
Term loan B due 2013	—	—	350,350	229,479
Revolving credit facility expires 2011	—	—	125,762	89,920
Derivative instruments:
Interest rate swap contracts	—	—	(2,850)	(2,850)
Natural gas swap contracts	257	257	179	179

19. SEGMENT INFORMATION

        We have identified four reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflect the organization used by our management for purposes of allocating resources, and assessing performance. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM, vinyl resins and compounds and compound additives. Our vinyl-based building and home improvement products are marketed under the Royal Group brand names, and are managed within two reportable segments: window and door profiles and mouldings products and outdoor building products. Outdoor building products include siding, pipe and pipe fittings, deck, fence and rail products, and until March 2008, outdoor storage buildings. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Segments

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Unallocated and Other		Total
Year Ended December 31, 2009:
Net sales	$940,639	$321,305	$323,696	$404,451	$—		$1,990,091
Intersegment revenues	237,109	—	1,402	107	(238,618)		—

Total net sales	1,177,748	321,305	325,098	404,558	(238,618)		1,990,091
Long-lived asset impairment charges	201	—	21,603	—	—		21,804
Restructuring costs	(19)	—	3,320	1,089	2,468		6,858
(Gains) losses on sale of assets	—	—	(24)	86	—		62
Operating income (loss)	79,469	16,884	(33,767)	7,054	(70,208	) (1)	(568)
Depreciation and amortization	60,362	4,297	26,873	10,973	15,185		117,690
Capital expenditures	21,553	188	3,982	4,361	—		30,084
Total assets	895,375	78,201	309,996	227,519	94,774		1,605,865
Year Ended December 31, 2008:
Net sales	$1,379,957	$618,837	$408,880	$508,803	$—		$2,916,477
Intersegment revenues	287,321	—	3,121	1,750	(292,192)		—

Total net sales	1,667,278	618,837	412,001	510,553	(292,192)		2,916,477
Long-lived asset impairment charges	62,535	—	112,883	727	(187)		175,958
Restructuring costs	10,579	—	1,445	8,709	1,240		21,973
(Gains) losses on sale of assets	(1,689)	—	1,210	2,027	(28,830)		(27,282)
Operating income (loss)	60,205	(34,979)	(137,415)	(26,917)	(1,047	) (2)	(140,153)
Depreciation and amortization	73,413	5,701	42,707	14,212	7,685		143,718
Capital expenditures	39,516	485	15,587	6,957	—		62,545
Total assets	825,109	50,269	367,904	258,514	108,605		1,610,401
Year Ended December 31, 2007:
Net sales	$1,409,129	$666,923	$507,968	$573,250	$—		$3,157,270
Intersegment revenues	294,808	—	2,953	10,276	(308,037)		—

Total net sales	1,703,937	666,923	510,921	583,526	(308,037)		3,157,270
Long-lived asset impairment charges	55,481	—	61,912	41,567	—		158,960
Restructuring costs	306	—	2,315	1,038	—		3,659
(Gains) losses on sale of assets	37	—	571	370	326		1,304
Operating income (loss)	52,122	10,459	(54,477)	(50,864)	(40,926	) (1)	(83,686)
Loss from discontinued operations, net of a tax	—	—	—	—	(10,864)		(10,864)
Depreciation and amortization	72,021	6,987	45,941	18,396	6,865		150,210
Capital expenditures	59,449	46	15,922	8,253	—		83,670
Total assets	1,046,417	152,000	572,728	321,381	109,138		2,201,664

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION

Geographic Areas

        Sales are attributable to geographic areas based on customer location and are as follows for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
In thousands	2009	2008	2007
Net sales:
United States	$1,286,991	$2,164,611	$2,288,515
Non-U.S.	703,100	751,866	868,755

Total	$1,990,091	$2,916,477	$3,157,270

        Export sales were approximately 35 percent, 26 percent and 28 percent of our sales for the years ended December 31, 2009, 2008 and 2007, respectively. Based on destination, the principal international markets we serve are Europe, Canada, and South and Central America. Net sales to Canada in 2009 were 23 percent as compared with 21 percent of total sales in 2008 and 2007.

        Long-lived assets are attributable to geographic areas based on asset location. Long-lived assets by geographic area as of December 31, 2009 and 2008 are as follows.

	December 31,
In thousands	2009	2008
Long-lived assets:
United States	$448,688	$522,062
Non-U.S.	238,882	238,698

Total	$687,570	$760,760

        Net assets (liabilities) are attributable to geographic areas based on the location of the legal entity. Net assets (liabilities) by geographic locations are as follows:

	December 31,
In thousands	2009	2008
Net (liabilities) assets:
United States	$549,526	$(43,206)
Non-U.S.	(156,198)	(96,722)

Total	$393,328	$(139,928)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

In thousands, except per share data*	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
2009
Net sales	$407,331	$524,343	$556,342	$502,075
Gross margin	15,009	75,382	83,699	37,001
Operating (loss) income	(25,704)	5,130	38,596	(18,588)
Income (loss) from continuing operations	48,285	(2,951)	230,151	(129,694)

Net income (loss)	48,285	(2,951)	230,151	(129,694)
Basic earnings (loss) per share:
Income (loss) from continuing operations	34.60	(2.13)	9.21	(3.92)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	34.60	(2.13)	9.21	(3.92)
Diluted earnings (loss) per share
Income (loss) from continuing operations	34.60	(2.13)	9.20	(3.92)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	34.60	(2.13)	9.20	(3.92)
Dividends per common share	—	—	—	—
2008
Net sales	$712,460	$849,843	$818,564	$535,609
Gross margin	29,073	72,076	62,061	35,856
Operating (loss) income	(44,769)	63,102	14,248	(172,736)
(Loss) income from continuing operations	(69,495)	27,941	(17,402)	(198,689)

Net (loss) income	(69,495)	27,941	(17,402)	(198,689)
Basic (loss) earnings per share:
(Loss) income from continuing operations	(52.54)	18.01	(14.64)	(144.06)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(52.54)	18.01	(14.64)	(144.06)
Diluted (loss) earnings per share
(Loss) income from continuing operations	(52.54)	18.01	(14.64)	(144.06)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(52.54)	18.01	(14.64)	(144.06)
Dividends per common share	2.00	2.00	2.00	—

*
Totaling quarterly data for 2009 and 2008 may differ from the annual audited consolidated income statements due to rounding.

(1)
Net income for the first quarter of 2009 includes $121.0 million for the Term Loan B fair value adjustment. The operating loss in the first quarter of 2008 includes the $6.1 million of severance, restructuring and other exit costs and $19.9 million of charges for asset write-downs, net, including $15.5 million related to the permanent closure of our Oklahoma City, Oklahoma PVC plant.

(2)
The operating income in the second quarter of 2008 includes $31.1 million from gains on sale of land and sale and leaseback of equipment.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

  (3)
  Net income for the third quarter of 2009 includes a gain on debt exchange of $400.8 million.

  (4)
  Net loss includes a loss on the debt extinguishment of $163.8 million in the fourth quarter of 2009. Included in the operating loss in the fourth quarter of 2008 is a $157.3 million goodwill and other intangible and other long-lived assets impairment charge (see Note 9) and $13.2 million restructuring charge (see Note 4).

21. SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indenture for our 9.0 percent senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., and Royal Window and Door Profiles Plant 14 Inc. all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. The following condensed consolidating balance sheet information, statements of operations information and statements of cash flows information present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	398,679	59,620	(399,679)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	19,084	4,608	—	24,296
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	14,108	—	—	14,108

Total current assets	150,925	662,489	154,110	(399,679)	567,845
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	835,057	(1,374)	—	(833,683)	—

Total assets	$1,443,755	$1,314,315	$517,404	$(1,669,609)	$1,605,865

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	394,348	100,144	30,016	(399,679)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax benefits and other tax reserves	—	3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	425,923	129,251	70,404	(399,679)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax benefits	—	6,536	57,835	—	64,371
Deferred income taxes	15,159	158,581	717	—	174,457
Other non-current liabilities	5,007	29,991	2,038	—	37,036

Total liabilities	1,050,427	324,400	673,636	(835,926)	1,212,537

Total stockholders' equity (deficit)	393,328	989,915	(156,232)	(833,683)	393,328

Total liabilities and stockholders' equity deficit	$1,443,755	$1,314,315	$517,404	$(1,669,609)	$1,605,865

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$49,724	$40,251	$—	$89,975
Receivables, net	72,753	273,053	192,176	(420,695)	117,287
Inventories	—	143,845	96,354	—	240,199
Prepaid expenses	97	16,818	4,445	—	21,360
Income tax receivable	(984)	1,856	1,392	—	2,264
Deferred income taxes	1,078	21,427	—	—	22,505

Total current assets	72,944	506,723	334,618	(420,695)	493,590
Property, plant and equipment, net	226	521,837	238,697	—	760,760
Long-term receivables—affiliates	373,417	—	—	(373,417)	—
Goodwill	—	97,572	91,431	—	189,003
Intangibles, net	—	13,898	2,007	—	15,905
Other assets, net	39,968	95,997	14,678	—	150,643
Non-current assets held-for-sale	—	500	—	—	500
Investment in subsidiaries	961,703	139,570	—	(1,101,273)	—

Total assets	$1,448,258	$1,376,097	$681,431	$(1,895,385)	$1,610,401

Current portion of long-term debt	$56,790	$53	$—	$—	$56,843
Accounts payable	261,795	175,439	88,513	(420,695)	105,052
Interest payable	16,115	—	—	—	16,115
Income tax payable	—	1,988	1,488	—	3,476
Accrued compensation	159	4,052	5,679	—	9,890
Liability for unrecognized income tax benefits and other tax reserves	—	4,829	22,505	—	27,334
Other accrued liabilities	3,341	18,069	28,283	—	49,693

Total current liabilities	338,200	204,430	146,468	(420,695)	268,403
Long-term debt, less current portion	1,245,886	41	91,380	—	1,337,307
Long-term payables—affiliates	—	—	373,417	(373,417)	—
Liability for unrecognized income tax benefits	—	6,597	27,995	—	34,592
Deferred income taxes	(957)	70,509	589	—	70,141
Other non-current liabilities	5,057	31,491	3,338	—	39,886

Total liabilities	1,588,186	313,068	643,187	(794,112)	1,750,329

Stockholders' (deficit) equity	(139,928)	1,063,029	38,244	(1,101,273)	(139,928)

Total liabilities and stockholders' (deficit) equity	$1,448,258	$1,376,097	$681,431	$(1,895,385)	$1,610,401

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$15,632	$1,598,653	$522,231	$(146,425)	$1,990,091
Operating costs and expenses:
Cost of sales	—	1,459,803	448,256	(129,061)	1,778,998
Selling, general and administrative expenses	52,228	82,328	65,745	(17,364)	182,937
Long-lived asset impairment charges	—	12,204	9,600	—	21,804
Restructuring costs	2,468	1,261	3,129	—	6,858
Losses (gains) on sale of assets	—	—	62	—	62

Total operating costs and expenses	54,696	1,555,596	526,792	(146,425)	1,990,659

Operating (loss) income	(39,064)	43,057	(4,561)	—	(568)
Other income (expense):
Interest expense, net	(141,911)	29,905	(18,513)	—	(130,519)
Loss on debt modification and extinguishment, net	(28,816)	—	(13,981)	—	(42,797)
Gain on debt exchange	400,835	—	—	—	400,835
Foreign exchange gain (loss)	44	49	(1,493)	—	(1,400)
Equity in income of subsidiaries	17,955	(20,355)	—	2,400	—
Intercompany interest income (expense)	6,685	—	(6,685)	—	—

Income (loss) from continuing operations before income taxes	215,728	52,656	(45,233)	2,400	225,551
Provision for income taxes	69,939	4,373	5,450	—	79,762

Net income (loss)	$145,789	$48,283	$(50,683)	$2,400	$145,789

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$13,563	$2,423,523	$708,995	$(229,604)	$2,916,477
Operating costs and expenses:
Cost of sales	3	2,277,015	644,206	(203,815)	2,717,409
Selling, general and administrative expenses	22,989	82,739	88,633	(25,789)	168,572
Goodwill, intangibles and other long-lived asset impairment charges	—	128,561	47,397	—	175,958
Restructuring costs	982	2,850	18,141	—	21,973
(Gains) losses on sale of assets	—	(31,074)	3,792	—	(27,282)

Total operating costs and expenses	23,974	2,460,091	802,169	(229,604)	3,056,630

Operating (loss) income	(10,411)	(36,568)	(93,174)	—	(140,153)
Other income (expense):
Interest expense, net	(129,541)	11,131	(14,795)	—	(133,205)
Foreign exchange gain (loss)	(432)	(19)	(3,813)	—	(4,264)
Equity in income of subsidiaries	(146,114)	(10,494)	—	156,608	—
Intercompany interest income (expense)	20,207	—	(20,207)	—	—

(Loss) income from continuing operations before income taxes	(266,291)	(35,950)	(131,989)	156,608	(277,622)
(Benefit) provision for income taxes	(8,648)	(7,978)	(3,353)	—	(19,979)

Net (loss) income	$(257,643)	$(27,972)	$(128,636)	$156,608	$(257,643)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,041	$2,348,938	$879,415	$(83,124)	$3,157,270

Operating costs and expenses:
Cost of sales	—	2,152,425	751,475	(52,474)	2,851,426
Selling, general and administrative	28,322	100,214	127,721	(30,650)	225,607
Goodwill, intangibles and other long-lived asset impairment charges	—	20,020	138,940	—	158,960
Restructuring Costs	—	388	3,271	—	3,659
(Gains) losses on sale of assets	—	—	1,304	—	1,304

Total operating costs and expenses	28,322	2,273,047	1,022,711	(83,124)	3,240,956

Operating (loss) income	(16,281)	75,891	(143,296)	—	(83,686)
Other income (expense):
Interest expense, net	(123,298)	2,414	(12,879)	—	(133,763)
Foreign exchange loss	10,601	344	(4,659)	—	6,286
Equity in income of subsidiaries	(148,044)	(17,352)	—	165,396	—
Intercompany interest income (expense)	31,340	—	(31,340)	—	—
(Loss) income before income taxes	(245,682)	61,297	(192,174)	165,396	(211,163)
Provision for income taxes	20,345	(15,135)	38,790	—	44,000

(Loss) income from continuing operations	(266,027)	76,432	(230,964)	165,396	(255,163)
Loss from discontinued operations, net of tax	—	(2,834)	(8,030)	—	(10,864)

Net (loss) income	$(266,027)	$73,598	$(238,944)	$165,396	$(266,027)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(109,473)	$(1,462)	$111,658	$—	$723

Cash from investing activities:
Proceeds from insurance recoveries related to property plant and equipment	—	1,781	199	—	1,980
Capital expenditures	—	(25,109)	(4,976)	—	(30,085)
Proceeds from sale of assets	—	—	2,080	—	2,080
Distribution from affiliate	118,012	118,012	—	(236,024)	—

Net cash used in investing activities	118,012	94,684	(2,697)	(236,024)	(26,025)
Cash from financing activities:
Net change in revolving line of credit	(125,762)	—	(9,460)	—	(135,222)
Net change in ABL revolver	56,000	—	462	—	56,462
Long-term debt payments	(367,349)	(53)	—	—	(367,402)
Long-term debt proceeds	496,739	—	—	—	496,739
Proceeds from issuance of common stock	—	—	—	—	—
Fees paid to amend or issue debt facilities	(68,240)	—	(11,509)	—	(79,749)
Return of capital to affiliate	—	(118,012)	(118,012)	236,024	—
Tax benefits from employee share based exercises	98	—	—	—	98
Stock compensation plan activity	(25)	—	—	—	(25)

Net cash (used in) provided by financing activities	(8,539)	(118,065)	(138,519)	236,024	(29,099)

Effect of exchange rate changes on cash	—	—	3,223	—	3,223

Net change in cash and cash equivalents	—	(24,843)	(26,335)	—	(51,178)
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$24,881	$13,916	$—	$38,797

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36,649)	$37,155	$40,886	$—	$41,392

Cash from investing activities:
Proceeds from issuance recoveries related to property, plant and equipment	—	7,308	—	—	7,308
Capital expenditures	—	(49,958)	(12,587)	—	(62,545)
Proceeds from sale of property, plant and equipment and assets held for sale	—	48,456	31,350	—	79,806

Net cash provided by investing activities	—	5,806	18,763	—	24,569
Cash from financing activities:
Net change in revolving line of credit	105,813	—	1,905	—	107,718
Long-term debt payments	(73,951)	(53)	—	—	(74,004)
Intercompany financing	23,099	—	(23,099)	—	—
Return of internal capital	—	(1,499)	1,499	—	—
Stock compensation plan activity	(110)	—	—	—	(110)
Fees paid to amend or issue debt facilities	(9,823)	—	—	—	(9,823)
Dividends	(8,379)	—	—	—	(8,379)

Net cash provided by (used in) financing activities	36,649	(1,552)	(19,695)	—	15,402

Effect of exchange rate changes on cash	—	—	(615)	—	(615)

Net change in cash and cash equivalents	—	41,409	39,339	—	80,748
Cash and cash equivalents at beginning of year	—	8,315	912	—	9,227

Cash and cash equivalents at end of year	$—	$49,724	$40,251	$—	$89,975

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$51,735	$52,953	$23,472	$—	$128,159
Net cash (used in) provided by discontinued operations	—	—	398	—	398

Net cash provided by operating activities	51,735	52,953	23,870	—	128,557

Investing activities:
Capital expenditures	(112)	(65,814)	(17,744)	—	(83,670)
Proceeds from sale of property, plant and equipment	—	5,652	99,607	—	105,259
Distribution from affiliates in excess of earnings	27,322	4,177	—	(31,499)	—

Net cash provided by (used in) investing activities	27,210	(55,985)	81,863	(31,499)	21,589

Financing activities:
Net change in revolving line of credit	(5,950)	—	(1,291)	—	(7,241)
Long-term debt payments	(224,075)	(52)	(378)	—	(224,505)
Intercompany financing	165,916	—	(165,916)	—	—
Distribution to owner	—	—	(31,499)	31,499	—
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Fees paid to issue debt	(3,241)	—	—	—	(3,241)
Stock compensation plan activity	(685)	—	—	—	(685)
Dividends paid	(11,099)	—	—	—	(11,099)

Net cash provided by (used in) financing activities	(79,134)	(52)	(103,219)	31,499	(150,906)

Effect of exchange rate changes on cash and cash equivalents	189	—	157	—	346
Net change in cash and cash equivalents	—	(3,085)	2,671	—	(414)
Cash and cash equivalents at beginning of year	—	11,400	(1,759)	—	9,641

Cash and cash equivalents at end of year	$—	$8,315	$912	$—	$9,227

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of December 31, 2009.

        Changes in Internal Control.    There have been no changes to our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company's management concluded that, as of December 31, 2009, the company's internal control over financial reporting was effective based on those criteria.

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
March 11, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

        We have audited the internal control over financial reporting of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 11, 2010

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        The information set forth under the captions "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Stockholders to be held May 18, 2010, is hereby incorporated by reference in response to this item.

        We have adopted the Georgia Gulf Code of Ethics, which applies to all of our directors, officers and employees. The Code of Ethics is publicly available on our website at http://www.ggc.com under Investor Relations. If we make any substantive amendments to our Code of Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

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

        The following is additional information regarding our executive officers who are not directors, as of March 11, 2010:

        Joel I. Beerman, 59, has served as Vice President, General Counsel and Secretary since February 1994.

        Mark E. Buckis, 45, has served as Vice President and Corporate Controller since December 2007 and prior thereto served as Corporate Controller since August 2003. He has also served as interim Chief Financial Officer from June 2007 to February 2008.

        William H. Doherty, 55, has served as Vice President, PVC Compounds since December 2008. He was Vice President, Custom Products from October 2006 to December 2008. Before then, Mr. Doherty served as Vice President, Vinyl Compounds Group since December 1999 and as General Manager Vinyl Compounds since May 1998 and as Business Manager Vinyl Compounds from May 1992 until May 1998.

        Mark J. Orcutt, 54, has served as Executive Vice President, Building Products since December 2008. Before then, he was employed by PPG Industries, Inc., most recently as Vice President Performance Glazing since 2003.

        Mark J. Seal, 58, has served as Vice President, Aromatics and Additives since December 2008. He was Vice President, Outdoor Building Products from October 2006 to December 2008. Before then, Mr. Seal had served as Vice President, Chemicals Group since May 2005 and as Vice President, Polymer Group since August 1993.

        C. Douglas Shannon, 58, has served as Vice President, Procurement since May 2005 and served as Vice President, Chemicals Group from December 1999 until May 2005. Before then, Mr. Shannon served as Director of Business Area Management Commodity Chemicals from July 1998 until December 1999.

        Gregory C. Thompson, 54, has served as Chief Financial Officer and Treasurer since February 2008. Before then, he served as Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer, since 2002.

        James L. Worrell, 56, has served as Vice President, Human Resources, since September 2006. Before then, Mr. Worrell served as the Director of Human Resources since 1993, prior to which he was a Manager of Human Resources since our inception.

        Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 11.    EXECUTIVE COMPENSATION.

        The information set forth under the captions "Election of Directors—Compensation of Directors," and "Executive Compensation" in our proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2010, is hereby incorporated by reference in response to this item.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Security Ownership of Principal Stockholders and Management" in our proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2010, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,292,540	$348.52	(1)	762,755
Equity compensation plans not approved by security holders	—	—		—

Total	1,292,540	$348.52		762,755

(1)
Weighted-average exercise price excludes restricted share units which have no exercise price.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        We have not had any related party transactions required to be reported under this item for the calendar year 2009, or for the period from January 1, 2010 to the date of this report. The information set forth under the caption "Election of Directors" in our proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2010 is herby incorporated by reference in response to this item.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information contained in the section entitled "Appointment of Independent Registered Public Accounting Firm" in our proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2010, is incorporated herein by reference in response to this item.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as a part of this Form 10-K:

  (1)
  Consolidated Balance Sheets as of December 31, 2009 and 2008

      Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

      Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

      Notes to Consolidated Financial Statements
      Report of Independent Registered Public Accounting Firm

    (2)
    Financial Statement Schedules:

      The following consolidated financial statement schedule is for the years ended December 31, 2009, 2008 and 2007:

      Schedule II—Valuation and Qualifying Accounts

      Schedules other than the one listed above are omitted because they are not required and are not applicable or the information is otherwise shown in the Consolidated Financial Statements or related notes.

    (3)
    Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

  (b)
  The following exhibits are filed as part of this Form 10-K:

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of Georgia Gulf Corporation, as amended (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009, on November 6, 2009 and incorporated herein by reference).
3.2	Bylaws of Georgia Gulf Corporation (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 23, 2005 and incorporated herein by reference).
4.1	Registration Rights Agreement, dated July 27, 2009, among Georgia Gulf Corporation and the parties identified on the signature pages thereto (filed as Exhibit 4.1 to the Company's current report on Form 8-K on July 31, 2009 and incorporated herein by reference).
4.2	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Form 8-A amendment on December 13, 2000 and incorporated herein by reference).
4.3	Amendment to Amended and Restated Rights Agreement, dated August 10, 2009, between Georgia Gulf Corporation and Computershare Trust Company, N.A, as successor rights agent (filed as Exhibit 4.1 to the Company's current report on Form 8-K on August 14, 2009 and incorporated herein by reference).
4.4	Indenture, dated December 22, 2009, between Georgia Gulf Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent, related to the 9% Senior Secured Notes Due 2017.

Exhibit Number		Description
10.1		Credit Agreement, dated December 22, 2009, among Georgia Gulf Corporation and Royal Group, Inc., as Borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as a Lender and Swingline Lender, and as Administrative Agent, Co-Collateral Agent and Co-Syndication Agent, Wachovia Capital Finance Corporation (New England), as a Lender and as Co-Collateral Agent and Co-Syndication Agent and the other financial institutions party thereto, as Lenders.
10.2		Salt Contract (filed as Exhibit 10(v) to the Company's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986 and incorporated herein by reference).
10.3	*	Form of 2006 Restricted Shares Units Agreement (filed as Exhibit 10.1 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.4	*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.5	*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.6	*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K on September 18, 2009 and incorporated herein by reference).
10.7	*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company's current report on Form 8-K on September 18, 2009 and incorporated herein by reference).
10.8	*	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan (filed as Exhibit 4 to the Company's Form S-8 (File No. 33-59433) on July 20, 1998 and incorporated herein by reference).
10.9	*	Georgia Gulf Corporation Second Amended and Restated 2002 Equity and Performance Incentive Plan (filed as Annex A to the Company's proxy statement on April 18, 2007 and incorporated herein by reference).
10.10	*	Description of the 2007 Management Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2006, on April 2, 2007 and incorporated herein by reference).
10.11	*	Description of the 2008 Management Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2007, on February 29, 2008 and incorporated herein by reference).
10.12	*	Description of the 2009 Annual Incentive Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2008, on March 17, 2009 and incorporated herein by reference).
10.13	*	Description of the Georgia Gulf Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to the Company's annual report on Form 10-K, for the year ended December 31, 2006, on April 2, 2007 and incorporated herein by reference).
10.14	*	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007 (filed as Exhibit 10.1 to the Company's current report on Form 8-K on May 16, 2007 and incorporated herein by reference).
10.15	*	Description of Gregory C. Thompson's Compensation Arrangement (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008 on May 9, 2008 and incorporated herein by reference).
10.16	*	Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q, for the quarter ended March 31, 2009, on May 15, 2009 and incorporated herein by reference).

Exhibit Number		Description
10.17	*	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.18	*	Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.19	*	Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.20	*	Form of Executive Restricted Shares Agreement (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.21	*	Form of Deferred Shares Agreement (filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.22	*	Georgia Gulf Corporation Senior Executive Bonus Plan (filed as Appendix C to the Company's proxy statement on April 13, 2004 and incorporated herein by reference).
10.23		Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company's current report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.24	*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company's proxy statement on August 24, 2009 and incorporated herein by reference).
10.25		Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed January 19, 2010 and incorporated herein by reference).
10.26	*	Form of Restricted Stock Unit Agreement (Directors) (filed as Exhibit 10.2 to the Company's Form 8-K filed January 19, 2010 and incorporated herein by reference).
10.27	*	Description of the 2010 Annual Incentive Plan
21		Subsidiaries of the Registrant.
23		Consent of Deloitte & Touche LLP.
31		Rule 13(a)-14(a)/15d-14(a) Certifications.
32		Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: March 11, 2010	By:	/s/ PAUL D. CARRICO Paul D. Carrico, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL D. CARRICO Paul D. Carrico	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010
/s/ GREGORY C. THOMPSON Gregory C. Thompson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2010
Stephen E. Macadam	Director	March 11, 2010
/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director	March 11, 2010
/s/ ROBERT M. GERVIS Robert M. Gervis	Director	March 11, 2010
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	March 11, 2010
/s/ MARK L. NOETZEL Mark L. Noetzel	Director	March 11, 2010
/s/ WAYNE C. SALES Wayne C. Sales	Director	March 11, 2010
/s/ DAVID N. WEINSTEIN David N. Weinstein	Director	March 11, 2010

GEORGIA GULF CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at beginning of period	Charged to costs and expenses, net of recoveries	Charged to other accounts		Deductions (1)	Balance at end of period
2007
Allowance for doubtful accounts	$16,147	$6,968	$1,511	(2)	$(11,811)	$12,815
2008
Allowance for doubtful accounts	$12,815	$9,999	$(1,088	) (2)	$(9,419)	$12,307
2009
Allowance for doubtful accounts	$12,307	$8,200	$960	(2)	$(5,014)	$16,453

NOTES:

(1)
Accounts receivable balances written off during the period, net of recoveries.

(2)
Represents the foreign currency translation due to the change in the Canadian dollar to U.S. dollar exchange rate during the period.