Form 10-Q
period 2010-03-31
GEORGIA GULF CORP /DE/
filed 2010-05-07
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2010
Common Stock, $0.01 par value	33,722,121

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$47,934	$38,797
Receivables, net of allowance for doubtful accounts of $16,743 in 2010 and $16,453 in 2009	280,650	208,941
Inventories	284,400	251,397
Prepaid expenses	26,888	24,296
Income tax receivables	26,620	30,306
Deferred income taxes	11,883	14,108

Total current assets	678,375	567,845
Property, plant and equipment, net	683,856	687,570
Goodwill	207,361	203,809
Intangible assets, net of accumulated amortization of $11,236 in 2010 and $10,996 in 2009	15,062	15,223
Other assets, net	105,915	116,494
Non-current assets held for sale	14,227	14,924

Total assets	$1,704,796	$1,605,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$37,350	$28,231
Accounts payable	165,445	124,829
Interest payable	16,453	2,844
Income taxes payable	1,236	1,161
Accrued compensation	14,089	16,069
Liability for unrecognized income tax benefits and other tax reserves	9,942	9,529
Other accrued liabilities	44,697	43,236

Total current liabilities	289,212	225,899
Long-term debt	766,518	710,774
Liability for unrecognized income tax benefits	66,820	64,371
Deferred income taxes	165,689	174,457
Other non-current liabilities	35,340	37,036

Total liabilities	1,323,579	1,212,537

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,722,121 in 2010 and 33,718,367 in 2009	337	337
Additional paid-in capital	473,489	472,018
Accumulated deficit	(91,745)	(72,713)
Accumulated other comprehensive loss, net of tax	(864)	(6,314)

Total stockholders' equity	381,217	393,328

Total liabilities and stockholders' equity	$1,704,796	$1,605,865

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009
Net sales	$631,450	$407,331
Operating costs and expenses:
Cost of sales	604,371	392,322
Selling, general and administrative expenses	37,858	32,676
Restructuring (income) costs	(305)	8,037

Total operating costs and expenses	641,924	433,035

Operating loss	(10,474)	(25,704)
Gain on substantial modification of debt	—	121,033
Interest expense, net	(17,835)	(35,172)
Foreign exchange (loss) gain	(5)	22

(Loss) income before income taxes	(28,314)	60,179
(Benefit) provision for income taxes	(9,283)	11,894

Net (loss) income	$(19,031)	$48,285

(Loss) earnings per share:
Basic	$(0.56)	$34.60
Diluted	$(0.56)	$34.60
Weighted average common shares:
Basic	33,720	1,385
Diluted	33,720	1,385

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net (loss) income	$(19,031)	$48,285
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	24,887	31,344
Gain on substantial modification of debt	—	(121,033)
Foreign exchange (gain) loss	(531)	1,924
Deferred income taxes	(10,079)	10,680
Tax deficiency related to stock plans	(2,543)	(1,032)
Stock based compensation	712	878
Other non-cash items	6,188	(636)
Change in operating assets, liabilities and other	(41,612)	(8,062)

Net cash used in operating activities	(42,009)	(37,652)

Cash flows from investing activities:
Capital expenditures	(10,955)	(12,525)
Proceeds from sale of property, plant and equipment, and assets held-for sale	770	421
Proceeds from insurance recoveries related to property, plant and equipment	—	1,958

Net cash used in investing activities	(10,185)	(10,146)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	46,967
Repayments on ABL revolver	(132,378)	—
Borrowings on ABL revolver	193,562	—
Repayments of long-term debt	(13)	(908)
Stock compensation plan activity	—	(25)
Fees paid to amend or issue debt facilities	(3,020)	(22,372)
Tax benefits from employee share-base exercises	3,328	—

Net cash provided by financing activities	61,479	23,662
Effect of exchange rate changes on cash and cash equivalents	(148)	(868)

Net change in cash and cash equivalents	9,137	(25,004)
Cash and cash equivalents at beginning of period	38,797	89,975

Cash and cash equivalents at end of period	$47,934	$64,971

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the significant accounting policies followed by us during the period ended March 31, 2010, other than effective January 1, 2010 we changed our segment reporting as described in Note 17.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Codification ("ASC") topic 810, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE") and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses of the VIE. This statement is effective for us in the first quarter of 2010. On December 23, 2009, the FASB issued Accounting Standard Update ("ASU") 2009-17. The amendments contained in ASU 2009-17 replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly affect the entity's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity. The ASU also requires additional disclosures about a reporting entity's involvement with VIEs and about any significant changes in risk exposure as a result of that involvement. On February 25, 2010, the FASB issued ASU 2010-10, which amends certain provisions of ASC topic 810. The ASU defers the effective date of the ASC for a reporting enterprise's interest in certain entities and for certain money market mutual funds. In addition, the ASU amends certain provisions of the ASC to change how a decision maker or service provider determines whether its fee is a variable interest. We adopted ASC topic 810 and the ASU's noted above as of January 1, 2010 and the impact of this guidance did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued ASC topic 860, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in the transferred assets. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after

November 15, 2009. Early adoption is prohibited. The adoption of ASC topic 860 on January 1, 2010 did not have an impact on our consolidated financial statements.

        In April 2009, the FASB issued ASC subtopic 820-10, Fair Value Measurements and Disclosures, section 65-4, Transition Related to FASB Staff Position ("FSP") Statement of Financial Accounting Standards ("SFAS") 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This ASC subtopic emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC subtopic was effective for the second quarter of 2009 and did not have a material impact on our consolidated financial statements. On August 28, 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, (previously exposed for comments as proposed FSP 157-f) to provide guidance on measuring the fair value of liabilities under ASC 820. This ASU clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. The ASU also provides guidance in the absence of a Level 1 measurement. The ASU was effective for the first interim or annual reporting period beginning after the ASU's issuance. The adoption of this ASU did not have a material impact on our consolidated financial statements.

        On January 21, 2010, the FASB issued ASU 2010-06 which amends ASC topic 820, Fair Value Measurements and Disclosures, to add to new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers' disclosures about postretirement benefit plan assets under ASC topic 715 to require that disclosures be provided by classes of assets instead of major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements. We are currently evaluating the Level 3 activity disclosures and do not expect this portion of the ASU, when effective, will have a material impact on our consolidated financial statements.

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the "Act"). The Act is a comprehensive health care reform bill that includes revenue raising provisions for nearly $400 billion over ten years through tax increases on high-income individuals, excise taxes on high cost group health plans, and new fees on selected health-care-related industries. The Act eliminates the tax deduction for the portion of the prescription drug costs for which an employer receives a Medicare Part D federal subsidy (i.e., it reduces a company's tax deduction). As a result of this enacted legislation, a company may need to reduce its deferred tax asset associated with the deductible temporary differences related to its other postemployment benefit obligation. The Act will not have a material impact on our consolidated financial statements.

3.     RESTRUCTURING ACTIVITIES

        In March 2008, our outdoor storage building business was sold for $13.0 million resulting in a loss of approximately $4.6 million recorded in the first quarter of 2008. As part of exiting this business, we initiated a restructuring plan (the "Outdoor Storage Plan"). In connection with the Outdoor Storage Plan, we incurred costs related to termination benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic

420-10 and related accounting standards. No significant costs related to the Outdoor Storage Plan were incurred in the three months ended March 31, 2010, and we do not expect there to be any significant future costs associated with the Outdoor Storage Plan. These costs and recovery are included in restructuring costs in the consolidated statement of operations.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 and related accounting standards. For the three months ended March 31, 2010, we realized a recovery of $0.8 million related to the Fourth Quarter 2008 Restructuring Plan primarily due to reversal of remediation costs that did not have to be incurred or reimbursed by us. This amount is noted as a reduction in the additions column in the table below. In addition, we incurred $0.1 million in long-lived asset impairment charges. Other than the involuntary termination benefits accrued, we do not expect there to be any future costs associated with the Fourth Quarter 2008 Restructuring Plan. The expenses associated with the Fourth Quarter 2008 Restructuring Plan charged for the three months ended March 31, 2009 for severance and exit costs totaled $5.6 million. These costs and recovery are included in restructuring costs in the consolidated statement of operations.

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles business (the "2009 Window and Door Consolidation Plan"). As a result we incurred restructuring costs, including fixed asset impairment charges, termination benefits and other exit costs which have been recognized in accordance with ASC subtopic 420-10 and related accounting standards. For the three months ended March 31, 2010, an additional $0.4 million of restructuring expenses were incurred and are noted in the table below. There were no related expenses for the three months ended March 31, 2009. Additional future costs for the 2009 Window and Door Consolidation Plan are estimated to be approximately $0.6 million, consisting primarily of future non-workforce related costs.

        A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan, by reportable segment (see Note 17) for the three months ended March 31, 2010 is as follows:

(In thousands)	Balance at December 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at March 31, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	$—	$(991)	$10	$49
Exit costs	1,976	(1,088)	(223)	(123)	542
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	225	(613)	73	2,103
Exit costs	—	55	(55)	—	—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	879	(68)	(184)	24	651
Exit costs	179	456	(635)	—	—
Outdoor Storage Plan:
Involuntary termination benefits	163	(21)	(19)	4	127
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	48	—	—	1	49

Total	$6,693	$(441)	$(2,720)	$(11)	$3,521

        A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008 Restructuring Plan and the Outdoor Storage Plan by reportable segment for the three months ended March 31, 2009 is as follows:

(In thousands)	Balance at December 31, 2008	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at March 31, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$3,246	$116	$(1,345)	$(88)	$1,929
Exit costs	4,185	1,921	(2,099)	(132)	3,875
Other	1,184	—	—	—	1,184
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,755	1,610	(1,224)	29	3,170
Exit costs	1	—	—	—	1
Other	1,967	—	—	—	1,967
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	—	—	—	—
Exit costs	—	—	—	—	—
Outdoor Storage Plan:
Involuntary termination benefits	523	122	(151)	(148)	346
Exit costs	1,779	1,769	—	(145)	3,403
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	32	—	—	32

Total	$15,640	$5,570	$(4,819)	$(484)	$15,907

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

4.     ACCOUNTS RECEIVABLE SECURITIZATION

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivable on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). This wholly owned subsidiary was funded through advances on sold trade receivables and collections of those trade receivables and its activities were exclusively related to the Securitization. This Securitization replaced a previous agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties. Under the Securitization agreement we could sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As collections reduced our accounts receivable included in the pool, we could sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million, as permitted by the Securitization. However, as of December 22, 2009 the Securitization was replaced with a four-year term senior secured asset-based revolving credit facility that provides for a maximum of $300 million of revolving credit, subject to borrowing base availability and other terms and conditions (the "ABL

Revolver") (see Note 9). As a result of the termination and replacement of our Securitization and the execution of the ABL Revolver, we repurchased $110.0 million of previously sold accounts receivable. The repurchase of these trade receivables did not result in any significant losses and as of March 31, 2010 these repurchased receivables have been collected.

5.     INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	March 31, 2010	December 31, 2009
Raw materials, work-in-progress, and supplies	$115,800	$97,351
Finished goods	168,600	154,046

Inventories	$284,400	$251,397

6.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Machinery and equipment	$1,348,862	$1,346,740
Land and land improvements	87,901	86,013
Buildings	199,286	195,602
Construction-in-progress	34,140	25,629

Property, plant and equipment, at cost	1,670,189	1,653,984
Accumulated depreciation	986,333	966,414

Property, plant and equipment, net	$683,856	$687,570

7.     OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Advances for long-term purchase contracts	$62,744	$67,257
Investment in joint ventures	11,310	12,804
Debt issuance costs, net	25,064	25,654
Long-term receivables	115	3,714
Other	6,682	7,065

Total other assets, net	$105,915	$116,494

        The decrease in Advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts. The amortization of these costs is reflected as other non-cash items in the condensed consolidated statement of cash flows.

        Assets Held-For-Sale.    Assets held for sale includes real estate totaling $14.2 million and $14.9 million at March 31, 2010 and December 31, 2009, respectively.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill.    The following table provides the summary of goodwill by reporting segment as of March 31, 2010 and December 31, 2009.

In thousands	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2009	239,444	153,482	392,926
Accumulated impairment losses at December 31, 2009	(55,487)	(133,630)	(189,117)

Net goodwill at December 31, 2009	$183,957	$19,852	$203,809

Gross goodwill at December 31, 2009	239,444	153,482	392,926
Foreign currency translation adjustment	3,552	—	3,552

Gross goodwill at March 31, 2010	242,996	153,482	396,478
Accumulated impairment losses at March 31, 2010	(55,487)	(133,630)	(189,117)

Net goodwill at March 31, 2010	$187,509	$19,852	$207,361

        Indefinite lived intangible assets.    At March 31, 2010 and December 31, 2009 we held trade names as indefinite lived intangibles. The following table provides the summary of indefinite-lived intangible assets by reporting segment as of March 31, 2010 and December 31, 2009.

Indefinite-lived intangible assets-trade names

In thousands	Chlorovinyls	Building Products	Total
Balance at December 31, 2009	$353	$4,137	$4,490

Foreign currency translation adjustment	12	67	79

Balance at March 31, 2010	$365	$4,204	$4,569

        Finite-lived intangible assets.    At March 31, 2010 and December 31, 2009, we also had customer relationships and technology intangibles. The following table provides the summary of finite-lived intangible assets by reportable segment as of March 31, 2010 and December 31, 2009.

Finite-lived intangible assets

In thousands	Chlorovinyls	Building Products	Total
Gross carrying amounts at March 31, 2010:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at March 31, 2010:
Customer relationships	(124)	(4,940)	(5,064)
Technology	—	(6,172)	(6,172)

Total	(124)	(11,112)	(11,236)
Foreign currency translation adjustment and other at March 31, 2010:
Customer relationships	(75)	(1,684)	(1,759)
Technology	—	—	—

Total	(75)	(1,684)	(1,759)
Net carrying amounts at March 31, 2010:
Customer relationships	—	4,798	4,798
Technology	—	5,695	5,695

Total	$—	$10,493	$10,493

In thousands	Chlorovinyls	Building Products	Total
Gross carrying amounts at December 31, 2009:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2009:
Customer relationships	(124)	(4,868)	(4,992)
Technology	—	(6,004)	(6,004)

Total	(124)	(10,872)	(10,996)
Foreign currency translation adjustment and other at December 31, 2009:
Customer relationships	(75)	(1,684)	(1,759)
Technology	—	—	—

Total	(75)	(1,684)	(1,759)
Net carrying amounts at December 31, 2009:
Customer relationships	—	4,870	4,870
Technology	—	5,863	5,863

Total	$—	$10,733	$10,733

        The average estimated useful life for the customer relationships and technology are 18 years and 12 years, respectively. Amortization expense for the finite-lived intangible assets was $0.2 million and $0.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively. Total finite-lived intangible asset estimated annual amortization expense for the next five fiscal years is approximately $1.0 million per year.

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	March 31, 2010	December 31, 2009
Senior secured credit facility:
Senior secured ABL revolving credit facility due 2013	$117,646	$56,462
9.0% senior secured notes due 2017	496,821	496,739
7.125% senior notes due 2013	8,965	8,965
9.5% senior notes due 2014	13,154	13,151
10.75% senior subordinated notes due 2016	41,372	41,360
Lease financing obligation	110,018	106,436
Other	15,892	15,892

Total debt	803,868	739,005
Less current portion	(37,350)	(28,231)

Long-term debt	$766,518	$710,774

        On December 22, 2009, we refinanced our senior secured credit facility and our $175 million Securitization. At the time of the refinancing, our senior secured credit facility was comprised of a $300 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and Securitization facility with a four-year term senior secured asset-based revolving credit agreement (the "ABL Revolver") and the issuance of $500.0 million in principal amount of our 9.0 percent senior secured notes.

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

        The weighted average interest rate under the ABL Revolver was 5.2 percent and 6.0 percent as of March 31, 2010 and December 31, 2009, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we comply with a minimum fixed charge coverage ratio test of 1.10 to 1.00. At March 31, 2010 and December 31, 2009 excess availability was $127.6 million and $134.5 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness including the 9.0 percent senior secured notes; amend or otherwise alter terms of certain indebtedness, including the 9.0 percent senior secured notes; engage in certain transactions with affiliates; and alter the business that we conduct.

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

        At March 31, 2010 and December 31, 2009, we had $117.6 million and $56.5 million in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $39.8 million and $45.2 million, respectively. Over the next twelve months, we expect to repay $37.4 million of borrowings under our ABL Revolver. Therefore, we have classified this debt as current in our consolidated balance sheet as of March 31, 2010.

        On December 22, 2009, we also issued $500.0 million principal amount of 9.0 percent senior secured notes due in 2017. Interest on these notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after January 15, 2016. During any twelve-month period prior to January 15, 2014 we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0 percent notes at a redemption price of 103.0 percent of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the notes at a redemption price equal to 109.0 percent of such principal amount, plus any accrued and unpaid interest. In addition, we may redeem some or all of the notes at any time prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent senior secured notes are secured by substantially all of our assets and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        Management believes based on current and projected levels of operations and conditions in our markets that cash flow from operations, together with our cash and cash equivalents on hand of $47.9 million and the availability to borrow an additional $127.6 million under our ABL Revolver as of March 31, 2010, will be adequate for the foreseeable future to (i) make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements Additionally, based on our current and projected levels of operations and financial conditions we believe we will be able to continue for the foreseeable future to meet the restrictive covenants and comply with the financial ratio requirements of the ABL Revolver and the indenture related to the 9.0 percent senior secured notes. As of March 31, 2010, we are in compliance with all required debt covenants.

        Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at March 31, 2010 are $5.3 million in 2010, $7.3 million in 2011, $7.4 million in 2012, $7.6 million in 2013, $7.7 million in 2014, and $17.9 million thereafter. The change in the future minimum lease payments from the December 31, 2009 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the three months ended March 31, 2010.

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

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern, may in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi, with which we reached a settlement agreement. We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order ("UAO") from this USEPA regional office. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems. In addition, on December 17, 2009, we received a Notice of Potential Penalty ("NOPP") from the Louisiana Department of Environmental Quality. The NOPP contains allegations of violations that may potentially be similar in nature to allegations of violations by USEPA discussed above. The NOPP does not identify a specific penalty amount. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $2.2 million accrual in non-current liabilities at March 31, 2010.

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

11.   EARNINGS PER SHARE

        We calculate earnings per share in accordance with ASC subtopic 260-10, Earnings per Share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of our restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to restricted stock units and common stockholders based on their respective ownership percentage, as of the end of the period.

        Diluted earnings per share include the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the anti-dilution provisions of ASC subtopic 260-10. The two-class method has been retroactively applied for all periods presented.

        The following table presents the computation of (loss) earnings per share:

Basic and Diluted (Loss) Earnings Per Share—Two-class Method

	Three months ended March 31,
In thousands, except per share data	2010(a)	2009
Basic (loss) earnings per share
Undistributed (loss) income	$(19,031)	$48,285
Restricted stock ownership interest in undistributed (loss) income	—%	1.0%

Restricted stock interest in undistributed income	$—	$490

Weighted average restricted shares—Basic	1,157	14
Total restricted shareholders basic earnings per share	$—	$34.60
Undistributed (loss) income	$(19,031)	$48,285
Common stock ownership interest in undistributed (loss) income	100%	99%

Common stockholders interest in undistributed (loss) income	$(19,031)	$47,795

Weighted average common shares—Basic	33,720	1,385
Total common stockholders basic (loss) earnings per share	$(0.56)	$34.60

Diluted (loss) earnings per share
Undistributed (loss) income	$(19,031)	$48,285
Deduct: Undistributed earnings—restricted stock	—	490

Common stockholders interest in undistributed (loss) income used in diluted earnings per share	$(19,031)	$47,795

Weighted average common shares—basic	33,720	1,385
Stock Options	—	—

Weighted average common shares—diluted	33,720	1,385

Total diluted (loss) earnings per share	$(0.56)	$34.60

(a)
In accordance with ASC subtopic 260-10, undistributed losses have been entirely allocated to the common stockholders and corresponding common stockholders basic and diluted loss per share due to the fact that the restricted stock owners are not contractually obligated to share in the losses of the company.

        On July 28, 2009, we affected a 1-for-25 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the company's condensed consolidated balance sheets, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. On July 29, 2009, in connection with the debt for equity exchange, we issued approximately 1.3 million common shares and approximately 30.2 million convertible preferred shares to our bond holders that tendered their notes. On September 17, 2009, the convertible preferred shares were converted to common shares.

        In computing diluted loss per share for the three months ended March 31, 2010 and 2009, all common stock equivalents were excluded as a result of their anti-dilutive effect.

12.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit (income) cost for all of our pension plans:

	Three months ended March 31,
In thousands	2010	2009
Components of net periodic benefit (income) cost:
Service cost	$—	$1,198
Interest cost	1,963	1,895
Expected return on assets	(2,458)	(2,086)
Amortization of:
Prior service credit	—	(129)
Curtailment gain	—	(4,302)
Actuarial loss	204	708

Total net periodic benefit income	$(291)	$(2,716)

        Our major assumptions used to determine the net periodic benefit cost for our U.S. pension plans are presented as follows:

	Three months ended March 31,
	2010	2009
Discount rate	6.00%	6.50%
Expected return on assets	8.75%	8.75%
Rate of compensation increase	N/A (1)	4.51%

(1)
Due to the pension plans being frozen (see below), the rate of compensation increase is no longer applicable.

        In December 2008, we announced that we would close our manufacturing facility in Sarnia, Ontario. As a result, we wound up the defined benefit pension plan during 2009, and terminated the postretirement health care plan, which covered employees who worked at this facility. We will recognize ongoing benefit costs for the Canadian pension plan until the wind up deficit is fully funded over a period of up to five years. During 2009, we made a cash payout offer to the remaining participants in the postretirement health care plan, which each accepted. Thus all future benefits obligations in the postretirement health care plan were fully settled as of December 31, 2009.

        In February 2009, upon approval by the Compensation Committee of the Board of Directors, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. No future benefits accrued under the Plan after March 31, 2009. As a result, we recognized a curtailment gain of $4.3 million at the end of the first quarter of fiscal 2009 due to accelerated recognition of prior service credits. In addition, as a result of freezing the Plan on March 31, 2009, we changed the amortization method for gains and loss from the average expected future service period for active Plan participants to the average expected future lifetime for all plan participants. This new amortization method is reflected in net periodic benefit costs for the three months ended March 31, 2010.

        For the three months ended March 31, 2010, we made no contributions to the U.S. pension plan trust and we made contributions of less than $0.1 million to the Canadian pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the three months ended March 31, 2010 and 2009 of approximately $0.4 million.

13.   STOCK-BASED COMPENSATION

        Under the 1998, 2002, and 2009 Equity and Performance Incentive Plans, we are authorized by our stockholders to grant awards for up to 3,313,000 shares of our common stock to employees and non-employee directors. As of March 31, 2010, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    For the three months ended March 31, 2010 and 2009, we granted options to purchase nil and 47,908 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

        A summary of stock option activity under all plans for the three months ended March 31, 2010, is as follows:

	Three months ended March 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2010	159,114	$348.52
Granted	—	—
Exercised	—	—
Forfeited	(400)	168.00
Expired	(280)	711.75
Outstanding on March 31, 2010	158,434	347.10	6.5	$14
Vested or expected to vest at March 31, 2010	157,823	348.20	6.5	13
Exercisable on March 31, 2010	110,683	473.59	5.5	—
Shares available on March 31, 2010 for options that may be granted	736,430

        Stock-based Compensation related to Stock Options.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. There were no options granted for the three months ended March 31, 2010. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model for the three months ended March 31, 2009 are as follows:

Stock Option Grants Three months ended March 31,
2009
Grant date fair value	$0.67
Assumptions
Risk-free interest rate	2.08%
Expected life	6.00 years
Expected volatility	100%
Expected dividend yield	0.0%

        Compensation expense, net of tax, for the three months ended March 31, 2010 and 2009 from stock options was approximately $0.1 million and $0.6 million, respectively.

        Restricted and Deferred Stock.    During the three months ended March 31, 2010, we granted 31,800 shares of restricted stock and deferred stock units to non-employee directors. The restricted stock and deferred stock units vest over a three-year period. The weighted average grant date fair value per share of restricted and deferred stock units granted during the three months ended March 31, 2010 was $17.62 which is based on the stock price as of the date of grant. No shares of restricted stock and deferred stock units were granted during the three months ended March 31, 2009. Compensation expense, net of tax, for the three months ended March 31, 2010 and 2009 from restricted stock and deferred stock units was $0.4 million and $0.2 million, respectively. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Three months ended March 31, 2010
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2010	1,133,426		$10.82
Granted	31,800		17.62
Vested	(5,630)		298.29
Forfeited	(5,489)		15.58

Outstanding on March 31, 2010	1,154,107	1.3 years	$9.58	$21,339

Vested or expected to vest at March 31, 2010	1,127,275	1.3 years	$9.60	$20,840

        As of March 31, 2010 and 2009, we had approximately $5.6 million and $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation, which we recorded in our statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $3.5 million and $5.3 million, respectively. For additional information about our share-based payment awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009.

14.   COMPREHENSIVE (LOSS) INCOME INFORMATION

        Our comprehensive (loss) income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by ASC subtopic 715-30, Compensation—Retirement Benefits—Defined Benefit Plans—Pensions. The components of accumulated other comprehensive loss and total comprehensive (loss) income are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	March 31, 2010	December 31, 2009
Unrealized (loss) gain on derivative contracts	$(95)	$160
Pension liability adjustment including affect of ASC topic 715	(23,230)	(23,377)
Currency translation adjustment	22,461	16,903

Total accumulated other comprehensive loss	$(864)	$(6,314)

        The components of total comprehensive (loss) income are as follows:

Total comprehensive (loss) income

	Three months ended March 31,
In thousands	2010	2009
Net (loss) income	$(19,031)	$48,285
Unrealized loss on derivative contracts	(255)	(1,233)
Pension liability adjustment including affect of ASC topic 715	147	236
Currency translation adjustment	5,558	(4,574)

Total comprehensive (loss) income	$(13,581)	$42,714

15.   INCOME TAXES

        Our effective income tax rates for the three months ended March 31, 2010 and 2009 were 32.8 percent and 19.8 percent, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from percentage depletion offset by an asset valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. These credits do not expire.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and natural gas swap contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our 9.0 percent senior secured notes and our natural gas swap contracts are based on quoted market values.

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

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt and natural gas swap contracts as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$496,821	$523,125	$496,739	$506,250
Level 2
Long-term debt:
10.75% senior subordinated notes due 2016	41,372	41,941	41,360	38,591
7.125% senior notes due 2013	8,965	8,965	$8,965	$8,293
9.5% senior notes due 2014	13,154	13,154	13,151	12,157
ABL revolver expires 2013	117,646	117,646	56,462	56,462
Derivative instruments:
Natural gas swap contracts	152	152	257	257

17.   SEGMENT INFORMATION

        We previously reported four operating segments in our public filings: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflected the organization used by our management for purposes of allocating resources, and assessing performance. Throughout 2009, we undertook various management changes, cost reductions and restructuring strategies to improve the operating results of our building products businesses. This has resulted in realigning and consolidating the previous window and door profiles and mouldings products segment and the previous outdoor building products segment under one segment, the building products segment. The building products segment is now operated by one business manager and under one operating structure and further meets the aggregation criteria of ASC topic 280.

        Accordingly, beginning January 1, 2010, we reflect the following three reportable segments: (i) chlorovinyls; (ii) aromatics; and (iii) building products. The information for the three months ended March 31, 2009 has been adjusted to be presented on a comparable basis. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone. Our vinyl-based building and home improvement products, including window and door profiles, mouldings, siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Group brand names, and are managed within the building products segment.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes and costs of our receivables securitization program.

Transactions between operating segments are valued at market-based prices. The revenues generated by these transfers are provided in the following table.

        Identifiable assets consist of property, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables, data processing equipment and prepaid pension costs. The accounting polices of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2009.

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended March 31, 2010:
Net sales	$287,711	$190,689	$153,050	$—	$631,450
Intersegment revenues	66,758	—	—	(66,758)	—
Restructuring costs	(952)	—	647	—	(305)
Operating (loss) income	(8,652)	9,645	(3,673)	(7,794)	(10,474)
Depreciation and amortization	14,798	380	8,463	1,246	24,887
Three months ended March 31, 2009:
Net sales	$241,738	$51,505	$114,088	$—	$407,331
Intersegment revenues	39,781	—	—	(39,781)	—
Restructuring costs	2,042	—	3,527	2,468	8,037
Operating (loss) income	20,516	474	(34,279)	(12,415)	(25,704)
Depreciation and amortization	16,151	1,135	9,463	3,967	30,716

18.   SUBSEQUENT EVENTS

        On April 20, 2010, the Company adopted a new shareholder rights plan that will take effect upon the expiration of the Company's existing rights plan on April 27, 2010. The rights issued under the new plan will expire automatically if shareholders do not approve the new rights plan at the Company's 2011 annual meeting of shareholders.

        The new rights plan is intended to protect the Company and its shareholders from potentially coercive takeover practices and takeover bids that are inconsistent with the interests of the Company and its shareholders. The plan is not intended to deter offers that are fair and otherwise in the best interests of the Company and all of the Company's shareholders. Under the plan, the rights will initially trade together with the Company's common shares and will not be exercisable. In the absence of further action by the board of directors, the rights generally will be "triggered" and become exercisable to purchase common shares of the Company at a discounted price if a person or group (other than the Company and certain related persons) acquires beneficial ownership of 20% or more of the Company's shares or, in the case of a person or group that currently beneficially owns 20% or more of the Company's outstanding shares, an additional 1% of the Company's outstanding shares.

        The rights may also be triggered in certain circumstances if shareholders act in concert or in parallel with respect to the Company's shares. Specifically, the rights will be triggered if the board of directors determines that persons that together beneficially own 20% or more of the Company's outstanding shares (10% or more if any of those persons have acted, are acting or are reasonably likely to act in an "adverse manner," as described below) have acted or are acting in concert or in parallel in relation to acquiring, holding or disposing of the Company's shares, and, after receipt of notice of that board determination, any of those holders becomes the beneficial owner of additional shares, or takes additional concerted or parallel action in an "adverse manner." An "adverse manner" is a manner that the board of directors determines is intended or is reasonably likely to change or influence the control of the Company or to pressure the Company to act in ways that the board of directors determines represents a threat to the Company's corporate policy and effectiveness. The rights issued pursuant to the rights plan are in all respects subject to and governed by the provisions of the Rights Agreement, dated as of April 26, 2010 (the "Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent. The foregoing description of the rights plan is qualified in its entirety by reference to the full text of the Rights Agreement, which is attached as an exhibit to the Registration Statement on Form 8-A filed on April 26, 2010.

19.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indenture for our 9.0 percent senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., and Royal Window and Door Profiles Plant 14 Inc. all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of it's wholly and majority owned subsidiaries. The following condensed consolidating balance sheet information, statements of operations information and statements of cash flows information present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$41,225	$6,709	$—	$47,934
Receivables, net	—	408,950	84,368	(212,668)	280,650
Inventories	—	192,377	92,023	—	284,400
Prepaid expenses	443	20,432	6,013	—	26,888
Income tax receivables	—	24,356	2,264	—	26,620
Deferred income taxes	—	11,883	—	—	11,883

Total current assets	443	699,223	191,377	(212,668)	678,375
Property, plant and equipment, net	189	440,455	243,212	—	683,856
Long-term receivables—affiliates	448,233	—	—	(448,233)	—
Goodwill	—	97,572	109,789	—	207,361
Intangibles, net	—	12,644	2,418	—	15,062
Other assets, net	20,647	73,673	11,595	—	105,915
Non-current assets held-for-sale	—	14,227	—	—	14,227
Investment in subsidiaries	826,954	(2,193)	—	(824,761)	—

Total assets	$1,296,466	$1,335,601	$558,391	$(1,485,662)	$1,704,796

Current portion of long-term debt	$21,434	$—	$15,916	$—	$37,350
Accounts payable	197,743	137,268	43,102	(212,668)	165,445
Interest payable	16,432	—	21	—	16,453
Income taxes payable	—	—	1,236	—	1,236
Accrued compensation	290	6,831	6,968	—	14,089
Liability for unrecognized income tax benefits and other tax reserves	—	3,128	6,814	—	9,942
Other accrued liabilities	419	16,870	27,408	—	44,697

Total current liabilities	236,318	164,097	101,465	(212,668)	289,212
Long-term debt	656,500	28	109,990	—	766,518
Long-term payables—affiliates	—	—	448,233	(448,233)	—
Liability for unrecognized income tax benefits	—	6,490	60,330	—	66,820
Deferred income taxes	17,936	147,012	741	—	165,689
Other non-current liabilities	4,495	28,788	2,057	—	35,340

Total liabilities	915,249	346,415	722,816	(660,901)	1,323,579

Total stockholders' equity (deficit)	381,217	989,186	(164,425)	(824,761)	381,217

Total liabilities and stockholders' equity (deficit)	$1,296,466	$1,335,601	$558,391	$(1,485,662)	$1,704,796

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	398,679	59,620	(399,679)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	19,084	4,608	—	24,296
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	14,108	—	—	14,108

Total current assets	150,925	662,489	154,110	(399,679)	567,845
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	835,057	(1,374)	—	(833,683)	—

Total assets	$1,443,755	$1,314,315	$517,404	$(1,669,609)	$1,605,865

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	394,348	100,144	30,016	(399,679)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax benefits and other tax reserves	—	3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	425,923	129,251	70,404	(399,679)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax benefits	—	6,536	57,835	—	64,371
Deferred income taxes	15,159	158,581	717	—	174,457
Other non-current liabilities	5,007	29,991	2,038	—	37,036

Total liabilities	1,050,427	324,400	673,636	(835,926)	1,212,537

Total stockholders' equity (deficit)	393,328	989,915	(156,232)	(833,683)	393,328

Total liabilities and stockholders' equity deficit	$1,443,755	$1,314,315	$517,404	$(1,669,609)	$1,605,865

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended March 31, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,876	$552,426	$117,888	$(42,740)	$631,450
Operating costs and expenses:
Cost of sales	—	542,567	100,669	(38,865)	604,371
Selling, general and administrative expenses	7,071	19,271	15,391	(3,875)	37,858
Restructuring (income) costs	—	544	(849)		(305)

Total operating costs and expenses	7,071	562,382	115,211	(42,740)	641,924

Operating (loss) income	(3,195)	(9,956)	2,677	—	(10,474)
Other income (expense):
Interest expense, net	(22,275)	8,270	(3,830)	—	(17,835)
Foreign exchange gain (loss)	12	—	(17)	—	(5)
Equity in income of subsidiaries	(2,614)	(283)	—	2,897	—
Intercompany interest income (expense)	1,032	—	(1,032)	—	—

(Loss) income before income taxes	(27,040)	(1,969)	(2,202)	2,897	(28,314)
(Benefit) provision for income taxes	(8,009)	(1,903)	629	—	(9,283)

Net (loss) income	$(19,031)	$(66)	$(2,831)	$2,897	$(19,031)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended March 31, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,841	$353,714	$76,231	$(26,455)	$407,331
Operating costs and expenses:
Cost of sales	—	333,086	81,266	(22,030)	392,322
Selling, general and administrative expenses	5,582	18,658	12,861	(4,425)	32,676
Restructuring (income) costs	2,468	94	5,475		8,037

Total operating costs and expenses	8,050	351,838	99,602	(26,455)	433,035

Operating (loss) income	(4,209)	1,876	(23,371)	—	(25,704)
Other income (expense):
Gain on the substantial modification of debt	121,700	—	(667)	—	121,033
Interest expense, net	(37,423)	5,572	(3,321)	—	(35,172)
Foreign exchange gain (loss)	(31)	—	53	—	22
Equity in income of subsidiaries	(17,863)	(5,515)	—	23,378	—
Intercompany interest income (expense)	2,405	—	(2,405)	—	—

(Loss) income from continuing operations before income taxes	64,579	1,933	(29,711)	23,378	60,179
Provision (benefit) for income taxes	16,294	(5,711)	1,311	—	11,894

Net income (loss)	$48,285	$7,644	$(31,022)	$23,378	$48,285

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(46,265)	$24,426	$(20,170)	$—	$(42,009)

Cash from investing activities:
Capital expenditures	—	(8,068)	(2,887)	—	(10,955)
Proceeds from sale of assets	—	—	770	—	770

Net cash used in investing activities	—	(8,068)	(2,117)	—	(10,185)
Cash from financing activities:
Payments of ABL revolver	(131,915)	—	(463)	—	(132,378)
Borrowings from ABL revolver	177,645	—	15,917	—	193,562
Long-term debt payments	—	(13)	—	—	(13)
Fees paid to amend or issue debt facilities	(2,793)	—	(227)	—	(3,020)
Tax benefits from employee share based exercises	3,328	—	—	—	3,328

Net cash (used in) provided by financing activities	46,265	(13)	15,227	—	61,479

Effect of exchange rate changes on cash	—	—	(148)	—	(148)

Net change in cash and cash equivalents	—	16,345	(7,208)	—	9,137
Cash and cash equivalents at beginning of period	—	24,880	13,917	—	38,797

Cash and cash equivalents at end of period	$—	$41,225	$6,709	$—	$47,934

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$20,290	$5,694	$(63,636)	$—	$(37,652)

Cash from investing activities:
Capital expenditures	—	(11,792)	(733)	—	(12,525)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	421	—	421
Proceeds from insurance recoveries	—	1,759	199	—	1,958

Net cash used in investing activities	—	(10,033)	(113)	—	(10,146)
Cash from financing activities:
Borrowings on revolving line of credit	—	—	46,967	—	46,967
Long-term debt payments	(896)	(12)	—	—	(908)
Stock compensation plan activity	(25)	—	—	—	(25)
Fees paid to amend debt	(19,369)	—	(3,003)	—	(22,372)

Net cash provided by (used in) financing activities	(20,290)	(12)	43,964	—	23,662

Effect of exchange rate changes on cash	—	—	(868)	—	(868)

Net change in cash and cash equivalents	—	(4,351)	(20,653)	—	(25,004)
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$45,373	$19,598	$—	$64,971

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

        We have identified three reportable segments through which we conduct our operating activities: (i) chlorovinyls products; (ii) aromatics; and (iii) building products. We previously reported four operating segments in our public filings: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. To better align our financial reporting with how we manage our businesses, beginning with the three months ended March 31, 2010, we have aggregated our window & door profiles, mouldings products and outdoor building products businesses into one segment called building products and presented prior periods accordingly.

Results of Operations

        The following table sets forth our consolidated statement of operations data for the three months ended March 31, 2010 and 2009, and the percentage of net sales of each line item for the three months presented.

	Three months ended
(Dollars in millions)	March 31, 2010		March 31, 2009
Net sales	$631.5	100.0%	$407.3	100.0%
Cost of sales	604.4	95.7	392.3	96.3

Gross margin	27.1	4.3	15.0	3.7
Selling, general, and administrative expenses	37.9	6.0	32.7	8.0
Restructuring costs	(0.3)	(0.0)	8.0	2.0

Operating loss	(10.5)	(1.7)	(25.7)	(6.3)
Gain on substantial modification of debt	—	—	121.0	29.7
Interest expense, net	(17.8)	(2.8)	(35.1)	(8.6)
Foreign exchange loss	—	—	—	—
Benefit from (provision for) income taxes	9.3	1.5	(11.9)	(2.9)

Net (loss) income	$(19.0)	3.0%	$48.3	11.9%

        The following table sets forth certain financial data by reportable segment for the three months ended March 31, 2010 and 2009, and the percentage of total net sales or gross margin by segment for each line item.

	Three months ended
(Dollars in millions)	March 31, 2010		March 31, 2009
Net sales
Chlorovinyls	$287.7	45.6%	$241.7	59.4%
Building products	153.1	24.2	114.1	28.0
Aromatics	190.7	30.2	51.5	12.6

Total net sales	$631.5	100.0%	$407.3	100.0%

Gross margin
Chlorovinyls	$(1.8)	(0.6)%	$24.5	10.1%
Building products	18.7	12.2	(10.8)	(9.5)
Aromatics	10.2	5.3	1.3	2.5

Total gross margin	$27.1	4.3%	$15.0	3.7%

Three Months Ended March 31, 2010, Compared With Three Months Ended March 31, 2009

        Net Sales.    For the three months ended March 31, 2010, net sales totaled $631.5 million, an increase of 55 percent compared to $407.3 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales volumes of 26 percent and sales prices of 20 percent on a constant currency basis. Our overall sales volume increase was mainly attributable to an increase in demand in North America for most of our products, which, in turn, was attributable to U.S and Canadian housing starts increasing 17 percent and 52 percent, respectively, from first quarter of 2009 to the first quarter of this year according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in March 2010 and Canada Mortgage and Housing Corporation in April 2010. Our overall average sales price increase was primarily a result of increases in the prices of vinyl resins and our aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for our raw materials.

        Chlorovinyls segment net sales totaled $287.7 million for the three months ended March 31, 2010, an increase of 19 percent compared with net sales of $241.7 million for the same quarter last year. Our overall average sales volume increased 18 percent as compared to the three months ended March 31, 2009, while our overall sales price was flat. Our overall chlorovinyls sales volume increased primarily as a result of the increase in demand in North America for vinyl resin of 43 percent and vinyl compounds of 20 percent. Our North American vinyl resins sales volume increase was offset by a decrease in exports of 48 percent. North American vinyl resin industry sales volume increased 18 percent as a result of the domestic sales volume increase of 7 percent, primarily due to the increase in North American housing and construction, and an increase in exports of 56 percent, according to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") in March 2010. Our overall sales price remained flat primarily due to vinyl resins sales prices increase of 51 percent offset by a decrease in the price of caustic soda of 71 percent. The vinyl resins sales price increase reflects higher prices for the feedstocks ethylene and chlorine. Chemical Market Associates, Incorporated ("CMAI") reported the caustic soda industry sales price decreased 70 percent from the historical highs in the fourth quarter of 2008 due to an increase in global supply from new chlor-alkali capacity additions in Asia during 2009 and the significant global economic downturn during 2009 effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users.

        Building products segment net sales totaled $153.1 million for the three months ended March 31, 2010, an increase of 34% (21% on a constant currency basis) compared to $114.1 million for the same quarter last year. The net sales increase was driven by improved volumes (up 22%) as we benefited from the combined impact of strengthening demand in the North American housing and construction markets which was most evident in Canada and better weather conditions in the northern United States and Canada, as compared to the first quarter of last year. Housing starts in Canada have recovered more quickly than in the US. According to PIPS, North America extruded vinyl resin industry sales volumes grew by 2% from the same period last year. For the first quarter of 2010, our building products segment geographical sales mix changed as stronger demand increased revenues in Canada to 60% of our total sales from 48% in 2009.

        Aromatics segment net sales were $190.7 million for the three months ended March 31, 2010, an increase of 270 percent compared to $51.5 million for the first quarter of 2009. Our overall average sales prices and volumes increased 140 percent and 54 percent, respectively. Our overall average sales prices increased as a result of an increase in the prices of cumene of 172 percent, phenol of 103 percent and acetone of 108 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. The North American phenol and acetone industry operating rate was approximately 70 percent for the first three months of 2010 or up about 20 percent compared with the same quarter last year, according to Chemical Data Inc. ("CDI"). CDI also reported the North American cumene industry operating rate was approximately 69 percent during first quarter of 2010 or about 8 percent higher than the same quarter last year. During the fourth quarter of 2009, a competitor announced the idling of a 550 million pound cumene plant reducing North American cumene industry capacity by about 5 percent. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of cumene of 51 percent, phenol of 65 percent and acetone of 57 percent. Our aromatics sales volume increase was due to an increase in opportunistic spot sales in both North America and export markets due to industry operating issues.

        Gross Margin.    Total gross margin increased from 3.7 percent of sales for the three months ended March 31, 2009, to 4.3 percent of sales for the three months ended March 31, 2010. This $12.1 million gross margin increase and related increase in gross margin percentage was due to higher overall sales volumes and sales prices partially offset by higher feedstock costs. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. CMAI reported crude oil and natural gas industry prices experienced increases of 83 percent and 13 percent, respectively, from the first quarter of 2009 to the first quarter of 2010. We implemented numerous cost savings initiatives during 2009 that we continue to execute resulting in improved gross margins.

        Chlorovinyls segment gross margin decreased from 10.1 percent of sales for the three months ended March 31, 2009 to negative 0.6 percent of sales for the three months ended March 31, 2010. This $26.3 million gross margin decrease and related decrease in gross margin percentage was due to an increase in our raw materials costs, a decrease in our caustic sales price and a decrease in export sales volume. This gross margin decrease was partially offset by an increase in North America vinyl resins sales prices and vinyl resins and compounds sales volumes and also several cost saving initiatives implemented during 2009 which continue to be realized in 2010. Our overall raw materials and natural gas costs in the first quarter of 2010 increased 19 percent compared to the same quarter of 2009. In addition, during the three months ended March 31, 2010, we had two scheduled plant turnarounds for maintenance compared to one during the quarter ended March 31, 2009. Our chlorovinyls operating rate increased from about 61 percent for the first quarter of 2009 to about 73 percent for the first quarter of 2010.

        Building products segment gross margin increased from a negative 9.5 percent of sales for the three months ended March 31, 2009 to 12.2 percent of sales for the three months ended March 31, 2010. This $29.5 million gross margin increase and related increase in gross margin percentage was due to an increase in sales volumes, numerous cost saving initiatives implemented during 2009 which continue to be realized in 2010 and a favorable currency impact. The building products sales volume increase was due primarily to increased demand in the North American housing and construction markets which was most evident in Canada, due in part to a relatively mild winter in Canada. In May 2009, we implemented a plan to reduce our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations, which contributed to the improved gross margin realized by the Building Products segment for the three months ended March 31, 2010, as compared to the same quarter last year.

        Aromatics segment gross margin increased from 2.5 percent of sales for the three months ended March 31, 2009 to 5.3 percent of sales for the three months ended March 31, 2010. This $8.9 million gross margin increase and related increase in gross margin percentage was due primarily to an increase in our sales prices and volumes for all of our aromatics products which more than offset increases in our raw materials costs. Overall raw material costs increased 183 percent from the first quarter of 2009 to the first quarter of 2010 primarily as a result of increases in benzene and propylene costs. Our aromatics sales volume increase was due to an increase in opportunistic spot sales in both North America and export markets due to industry operating issues.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $37.9 million for the three months ended March 31, 2010, a 16 percent increase from the $32.7 million for the three months ended March 31, 2009. This selling, general and administrative expense increase of $5.2 million is primarily due to the unfavorable impacts of: (i) $3.8 million gain from litigation settlements in the three months ended March 31, 2009, in our chlorovinyls segment (ii) $1.5 million of insurance proceeds received in the three months ended March 31, 2009, in our chlorovinyls segment (iii) $2.5 million from the unfavorable currency impact on our cost in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar in our building products segment and (iv) $2.1 million increase in incentive compensation and sales commissions in our building products segment; offset by the favorable impacts of: (i) a decrease in the discount on sale of interests in our trade receivables of $2.9 million due to the December 2009 termination of our asset securitization program and (ii) $2.3 million decrease in bad debt expense.

        Restructuring Costs.    For the three months ended March 31, 2009, there were $5.6 million of costs related to severance and other exit costs reflected in the condensed consolidated statement of operations. Also during the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. For the three months ended March 31, 2009, we incurred $2.5 million related to fees paid to these consultants to advise us on the restructuring strategies noted above. For the three months ended March 31, 2010, we realized a net recovery of $0.3 million related to restructuring primarily due to the reversal of remediation costs that did not have to be incurred or reimbursed by us.

        Gain on substantial modification of debt.    On March 16, 2009, we executed the fifth amendment to our senior secured credit facility and accounted for this amendment as an extinguishment of the term loan B in accordance with ASC subtopic 470-50 section 40, Modifications and Extinguishments. Accordingly, we recorded the amended term loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended term loan B and the carrying value of the original term loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain.

        Interest Expense, net.    Interest expense, net decreased to $17.8 million for the three months ended March 31, 2010, from $35.1 million for the three months ended March 31, 2009. This interest expense decrease of $17.4 million was primarily attributable to lower overall debt balances during the first quarter of 2010 compared to the same quarter last year. The lower overall debt balance was due primarily to our exchanging approximately $736.0 million of our debt for equity on July 27, 2009. This reduction in debt effectively decreased our annual cash interest expense by $69.7 million.

        Benefit from (provision for) income taxes.    The benefit from income taxes was $9.3 million for the three months ended March 31, 2010 compared with the provision for income taxes of $11.9 million for the three months ended March 31, 2009. The decrease in the provision for income taxes primarily resulted from an $88.5 million decrease in the pre-tax income. Our effective income tax rates for the three months ended March 31, 2010 and 2009 were 32.8 percent and 19.8 percent, respectively. The difference in the rate compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a benefit from percentage depletion offset by a valuation allowance in Canada since, in the judgment of management, this asset is not more likely than not to be realized, and for meals and entertainment. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada.

Liquidity and Capital Resources

        Operating Activities.    For the three months ended March 31, 2010, we used $42.0 million of cash for operating activities as compared with $37.7 million for the three months ended March 31, 2009. The major source of cash for the first three months of 2010 was an increase in accounts payable of $49.1 million. Major uses of cash for the first three months of 2010 were an increase in the accounts receivable of $65.9 million and an increase in inventories of $30.1 million. The major source of cash for the first three months of 2009 was a decrease in inventories of $23.7 million. Major uses of cash for the first three months of 2009 were a decrease in the asset securitization program of $29.6 million and an increase in prepaid expenses of $10.5 million primarily due to the timing of certain insurance premium payments. Net working capital at March 31, 2010 was a surplus of $389.2 million versus a surplus of $341.9 million at December 31, 2009. Significant changes in working capital for the first three months of 2010 included increases in accounts receivable, cash, inventories and accounts payable. Significant changes in working capital for the first three months of 2009 included the classification of $1,192.1 million as current debt.

        Investing Activities.    Net cash used in investing activities was $10.2 million and $10.1 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, we had capital expenditures of $11.0 million. During the three months ended March 31, 2009, we had capital expenditures of $12.5 million.

        Financing Activities.    Cash provided by financing activities was $61.5 million for the three months ended March 31, 2010 compared with $23.7 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we drew down $61.2 million under our ABL Revolver. During the three months ended March 31, 2009, we drew down $47.0 million under our revolving credit facility and paid fees related to our fourth and fifth amendments to our senior secured credit facility and our asset securitization facility of $22.4 million.

        On March 31, 2010, our balance sheet debt consisted of $117.6 million of borrowings under our ABL Revolver, $9.0 million of unsecured 7.125 percent senior notes due 2013, $13.2 million of unsecured 9.5 percent senior notes due 2014, $41.4 million of unsecured 10.75 percent senior subordinated notes due 2016, $496.8 million of 9.0 percent senior secured notes due 2017, $110.0 million of lease financing obligations and $15.9 million in other debt. At March 31, 2010, under our ABL Revolver, we had a maximum borrowing capacity of $300.0 million, and net of qualifying accounts receivable and inventory, outstanding letters of credit of $39.8 million, current borrowings of $117.6 million, and less a fixed $15.0 million availability reserve we had remaining availability of $127.6 million. Over the next twelve months, we expect to pay off $37.4 million on our ABL Revolver. Therefore, we have classified this debt as current in our consolidated balance sheet as of March 31, 2010.

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $47.9 million and the availability to borrow an additional $127.6 million under our ABL Revolver as of

March 31, 2010, the Company has adequate funding for the foreseeable future to make required payments of principal and interest on its debt and fund its working capital and capital expenditure requirements. Additionally, based on our current and projected levels of operations and financial conditions we believe we will be able to continue for the foreseeable future to meet the restrictive covenants and comply with the financial ratio requirements of the ABL Revolver and the Company's indenture related to the 9.0 percent senior secured notes. As of March 31, 2010, we are in compliance with all required debt covenants. To the extent our cash flow and liquidity exceeds the levels necessary for us to make our required debt payments, fund our working capital and capital expenditure requirements and comply with our ABL Revolver and the indenture for the 9.0 percent senior secured notes, we may use that excess liquidity to further grow our business through investments or acquisitions and/or to further reduce our debt through optional prepayments or redemptions of our outstanding debt securities.

        On December 22, 2009, we refinanced our senior secured credit facility and our $175 million asset securitization agreement. At the time of the refinancing our senior secured credit facility was comprised of a $300 million revolving credit facility and a $347.7 million term loan B. We replaced the senior secured credit facility and asset securitization facility with the four-year term senior secured ABL Revolver and the issuance of $500.0 million in principal amount of 9.0 percent senior secured notes.

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

        Borrowings under the ABL Revolver bear, and borrowings under the senior secured credit facility also bore interest at a rate per annum of the prime rate plus the applicable pricing margin or the LIBOR plus the applicable pricing margin. The weighted average interest rate under the ABL Revolver was 5.2 percent and 6.0 percent as of March 31, 2010 and December 31, 2009, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on LIBOR loans and agency fees.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2009 can be found in our Annual Report on Form 10-K for the year ended December 31, 2009 in Part II. Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at March 31, 2010, have decreased by approximately $445.5 million or 10.2 percent since December 31, 2009. The decrease from December 31, 2009 primarily related to the following: a $456.6 million decrease in our feedstock purchase obligations mainly due to consumption in production during the first quarter; offset by an increase of $61.2 million in our principal debt due to us drawing on our ABL Revolver during the first quarter of 2010.

Outlook

        We continue to assume a slight recovery in U.S. and Canadian housings starts and conditions have remained favorable for PVC exports. Natural gas costs have been below our expectations. Aromatics has seen strong volume in 2010, but we expect more moderate volumes for the rest of the year and dropping propylene prices that will moderate the expectations from this segment.

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

  •
  continued compliance with the covenants in our ABL Revolver and in the indenture related to our senior secured notes;

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

  •
  complications resulting from our multiple ERP systems; and

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

        During the three months ended March 31, 2010, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant developments with respect to our exposure to market risk during the quarter ended March 31, 2010.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of March 31, 2010.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2009. During the quarter ended March 31, 2010, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.    EXHIBITS

Exhibits*
3.1	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (incorporated by reference to Exhibit 3.1 to the company's Form 8-K filed on April 26, 2010)
4.1
Rights Agreement, dated as of April 26, 2010, by and between Georgia Gulf Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form 8-A filed on April 26, 2010)
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: May 7, 2010	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2010	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)