Form 10-Q/A
period 2009-09-30
GEORGIA GULF CORP /DE/
filed 2010-08-16
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2010
Common Stock, $0.01 par value	33,962,222

Explanatory Note:

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 (the "Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on November 6, 2009 (the "Original Report"), to restate our unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, our unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008, our unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and certain footnote disclosures thereto.

        During 2009, the Company undertook a number of financial restructuring activities, including: 1) amendments to our senior secured credit facility; 2) a debt for equity exchange pursuant to which we issued equity in exchange for a portion of our then-outstanding notes; and 3) a subsequent repayment and replacement of our senior secured credit facility and accounts receivable securitization facility using the proceeds from a new, asset based revolving credit facility and the issuance of $500.0 million of 9.0% senior secured notes due 2017 (collectively, "the 2009 financial restructuring activities"). In connection with the 2009 financial restructuring activities, we recognized Cancellation of Debt Income ("CODI") for tax purposes. The principal effect of the CODI was a reduction in various tax attributes, including a reduction in the tax basis of our assets and our net operating losses. The rules and regulations of the Internal Revenue Code of 1986, as amended (the "IRC"), that apply to our 2009 financial restructuring activities are complex. Due to the complex nature of these transactions and the related tax implications, we engaged a firm of third-party tax professionals to assist us in determining the U.S. federal income tax consequences of these transactions.

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This adjustment does not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods. This error also caused our reported financial information for the three month and nine month periods ended September 30, 2009 to understate the provision for income taxes by $39.2 million, and our net income for such periods to be overstated by $39.2 million.

        In addition, we have determined that beginning in 2007 and continuing through the quarter ended March 31, 2010, there were misapplications of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long term liability for unrecognized income tax benefits to be overstated as of September 30, 2009 by $11.9 million and as of December 31, 2008 by $4.7 million, and also resulted in an overstatement of our income tax expense for the three months ended September 30, 2009 and 2008 of $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2009 and 2008 of $6.3 million and $1.5 million, respectively.

        In the fourth quarter of 2007, management determined that our deferred tax assets in Canada were not more likely than not to be realized and we recorded a valuation allowance against our deferred tax assets in Canada of $52.1 million. At the time we recorded this initial valuation allowance we did not take into account approximately $9.0 million of uncertain tax positions that should have been evaluated in this analysis. As of September 30, 2009 and December 31, 2008, net deferred tax liabilities were overstated by $8.2 million and $7.3 million, respectively, as a result of this matter. The variance by periods is solely due to the foreign currency translation.

        The other misapplications of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of December 31, 2008 and September 30, 2009. In addition, as a result of using the incorrect statute of limitations period described above, $0.8 million of reserves for uncertain tax positions should have been reversed in 2008, which would have resulted in a corresponding decrease in goodwill of the same amount. In the fourth quarter of 2008, we recorded impairment charges of $176.0 million to write our assets down to their estimated fair value. Consequently, the impairment charges in the fourth quarter of the year ended December 31, 2008 were overstated by $0.8 million.

        As a result of the foregoing, as of September 30, 2009 and December 31, 2008, the liability for unrecognized income tax benefits was overstated by $16.7 million and $9.0 million, respectively. The deferred income tax liability was understated by $36.9 million as of September 30, 2009 and overstated by $2.7 million for year ended December 31, 2008. Retained Earnings (Accumulated deficit) as of September 30, 2009 was overstated by $20.0 million and were overstated by $13.0 million as of December 31, 2008. For the three months ended September 30, 2009 the provision for income taxes was understated by $38.7 million and net income was overstated by $38.7 million. Also reflecting the foregoing, the provision for income taxes was understated by $32.9 million for the nine months ended September 30, 2009 and net income was overstated by $32.9 million for the nine months ended September 30, 2009. For the three months ended September 30, 2008 the benefit from income taxes was understated by $0.3 million and net loss was overstated by $0.3 million. For the nine months ended September 31, 2008 the benefit from income taxes was understated by $1.5 million and net loss was overstated by $1.5 million.

        For additional information regarding the overall impact of the restatement on all of our historical financial statements, also see Note 22 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2009, and Note 20 of the notes to the unaudited condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, each as filed with the Securities and Exchange Commission on August 16, 2010.

        This Amendment is being filed to correct the financial information and related disclosures with respect to the errors to our tax provision relating to the 2009 financial restructuring activities and the errors in our application of ASC Topic 740 relating to uncertain tax positions as described above. For a more detailed description of the restatement, see Note 20 to the accompanying unaudited Condensed Consolidated Financial Statements in this Amendment.

        The following sections of this Amendment have been amended from the disclosures in the Original Report as a result of the restatements described above:

  Part I—Item 1—Financial Statements

  Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

  Part I—Item 4—Controls and Procedures

        Pursuant to the rules of the SEC, Item 6 of Part II has also been amended to contain the currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment as Exhibits 31 and 32.

        Except for information included herein, the Original Report continues to speak as of the date thereof (or such other date as may be referred to in the Original Report). Events occurring subsequent to the filing of the Original Report and disclosures necessary to reflect any subsequent events have been or will be addressed in our filings with the SEC for periods subsequent to the period covered by the Original Report.

GEORGIA GULF CORPORATION FORM 10-Q/A

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 30, 2009 (Restated)	December 31, 2008 (Restated)
ASSETS
Cash and cash equivalents	$28,339	$89,975
Receivables, net of allowance for doubtful accounts of $15,922 in 2009 and $12,307 in 2008	172,350	117,287
Inventories	238,715	240,199
Prepaid expenses	31,544	21,360
Income tax receivables	3,796	2,264
Deferred income taxes	21,009	22,505

Total current assets	495,753	493,590
Property, plant and equipment, net	701,205	760,760
Goodwill	201,331	189,003
Intangible assets, net of accumulated amortization of $10,745 in 2009 and $9,988 in 2008	15,420	15,905
Other assets, net	132,639	150,643
Non-current assets held for sale	14,227	500

Total assets	$1,560,575	$1,610,401

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of long-term debt	$23,609	$56,843
Accounts payable	121,339	105,052
Interest payable	5,052	16,115
Income taxes payable	1,635	3,476
Accrued compensation	14,525	9,890
Liability for unrecognized income tax benefits and other tax reserves	9,448	27,334
Other accrued liabilities	52,025	49,693

Total current liabilities	227,633	268,403
Long-term debt	478,318	1,337,307
Liability for unrecognized income tax benefits	44,899	25,642
Deferred income taxes	273,946	67,486
Other non-current liabilities	36,075	39,886

Total liabilities	1,060,871	1,738,724

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 32,967,546 in 2009 and 1,379,273 in 2008	330	14
Additional paid-in capital	472,028	105,815
Retained earnings (accumulated deficit)	37,012	(205,550)
Accumulated other comprehensive loss, net of tax	(9,666)	(28,602)

Total stockholders' equity (deficit)	499,704	(128,323)

Total liabilities and stockholders' equity (deficit)	$1,560,575	$1,610,401

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$556,342	$818,564	$1,488,016	$2,380,868
Operating costs and expenses:
Cost of sales	472,643	756,503	1,313,924	2,217,656
Selling, general and administrative expenses	46,864	44,095	129,724	130,459
Long-lived asset impairment charges	4,167	2,516	20,357	18,695
Restructuring (gain) costs, net	(5,928)	1,169	5,927	8,758
Loss (gain) on sale of assets, net	—	33	62	(27,282)

Total operating costs and expenses	517,746	804,316	1,469,994	2,348,286

Operating income	38,596	14,248	18,022	32,582
Gain on substantial modification of debt	—	—	121,033	—
Gain on debt exchange	400,835	—	400,835	—
Interest expense, net	(30,709)	(32,280)	(107,229)	(98,157)
Foreign exchange loss	(48)	(1,864)	(981)	(585)

Income (loss) before income taxes	408,674	(19,896)	431,680	(66,160)
Provision (benefit) for income taxes	217,258	(2,759)	189,117	(8,689)

Net income (loss)	$191,416	$(17,137)	$242,563	$(57,471)

Earnings (loss) per share:
Basic	$7.66	$(14.45)	$25.96	$(47.79)
Diluted	$7.65	$(14.45)	$25.94	$(47.79)
Weighted average common shares:
Basic	23,355	1,379	8,788	1,378
Diluted	23,365	1,379	8,794	1,378

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$242,563	$(57,471)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,147	112,495
Accretion of fair value discount on term loan	8,888	—
Gain on substantial modification of debt	(121,033)	—
Gain on debt exchange	(400,835)	—
Foreign exchange gain	(627)	—
Deferred income taxes	194,116	(13,089)
Tax deficiency related to stock plans	(1,414)	(861)
Stock based compensation	10,212	2,493
Long-lived asset impairment charges and loss on sale of assets	20,419	21,872
Net gain on sale of property, plant and equipment, and assets held for sale	—	(27,125)
Payment of Quebec trust tax settlement	—	(20,073)
Other non-cash items	(4,413)	124
Change in operating assets, liabilities and other	11,845	(25,752)

Net cash provided by (used in) operating activities	48,868	(7,387)

Cash flows from investing activities:
Capital expenditures	(24,958)	(44,023)
Proceeds from sale of property, plant and equipment, and assets held-for sale	1,900	78,095
Proceeds from insurance recoveries related to property, plant and equipment	1,980	—

Net cash (used in) provided by investing activities	(21,078)	34,072

Cash flows from financing activities:
Repayment on revolving line of credit	(176,895)	(833,186)
Borrowings on revolving line of credit	147,484	940,904
Repayment of long-term debt	(19,727)	(73,094)
Purchases and retirement of common stock	(25)	(110)
Fees paid to amend and exchange debt	(43,256)	(9,823)
Dividends paid	—	(8,379)

Net cash (used in) provided by financing activities	(92,419)	16,312
Effect of exchange rate changes on cash and cash equivalents	2,993	496

Net change in cash and cash equivalents	(61,636)	43,493
Cash and cash equivalents at beginning of period	89,975	9,227

Cash and cash equivalents at end of period	$28,339	$52,720

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

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2009. There have been no material changes in the significant accounting policies followed by us during the three and nine month periods, ended September 30, 2009.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("Codification" or "ASC") subtopic 105-10, Generally Accepted Accounting Principles. The Codification is now the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for interim and annual reporting periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is non-authoritative. The Codification did not have an impact on our consolidated financial statements.

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

        At September 30, 2009 and December 31, 2008, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million (as adjusted by the ninth amendment to our senior secured credit facility as described below) and $375.0 million, respectively. At September 30, 2009 we had $140.0 million of revolving credit facility availability after giving effect to outstanding letters of credit of $54.5 million and outstanding revolver borrowings of $105.4 million. At September 30, 2009, the availability was subject to restrictive covenants requiring compliance with a maximum leverage ratio, a maximum senior secured leverage ratio, a minimum fixed charge coverage ratio and minimum interest coverage ratio. Debt under the senior secured credit facility is secured by a majority of our consolidated assets, including real and personal property, inventory, accounts receivable and other intangibles. At September 30, 2009, we had about $168.4 million of liquidity, consisting of $28.3 million of cash and $140.1 million of revolving credit facility availability. For the nine months ended September 30, 2009, borrowings and repayments on our revolving credit facility have previously been presented on a net basis in our consolidated statement of cash flows. Such borrowings and repayments on our revolving credit facilities for the nine months ended September 30, 2009 and 2008, have been presented on a gross basis in the accompanying condensed consolidated statement of cash flows.

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

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our private exchanges of debt for equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, we issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, the company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. In September 2009 the 30.2 million preferred shares converted to an equal number of common shares. After giving effect to the debt exchange we have outstanding $9.0 million of the 2013 notes, $13.1 million of the 2014 notes and $41.3 million of the 2016 notes.

        In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the exchanged notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the debt for equity exchange represents diluted earnings per share of approximately $9.19 and $24.57 for the three and nine months ended September 30, 2009, respectively. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows, market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity exchanged was primarily derived by projected future cash flows we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis points increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

        In conjunction with the completion of the private debt for equity exchange we executed the ninth amendment to our senior secured agreement which adjusts the financial covenants to reflect current market conditions as well as the impact of the private debt for equity exchange offers. The maximum leverage ratios and minimum interest coverage ratios were adjusted favorably to us through October 1, 2011. The amendment added a new minimum fixed charge coverage ratio covenant and a maximum senior secured leverage ratio covenant, and eliminated the minimum EBITDA covenant. The capital expenditure limitations established by the amendment are $35.0 million in 2009, $45.0 million in 2010 and 2011 and $50.0 million per year thereafter. Our 2009 capital expenditures limit is $35.0 million. The amendment also allows us to use 50 percent of the first $45.0 million of net cash proceeds from asset dispositions to make additional capital expenditures, subject to certain annual limitations and minimum EBITDA requirements. The amendment replaced the $75.0 million minimum revolver availability requirement by permanently reducing the aggregate revolving commitments from $375.0 million to $300.0 million. Concurrently, we entered into an amendment to our new securitization agreement to conform the covenants to those in the ninth amendment to our senior secured credit facility.

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

        The following table presents the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,
Basic and Diluted Earnings (Loss) Per Share—Two-class Method	2009	2008(a)
In thousands, except per share data
Basic Earnings (loss) per share
Undistributed income (loss)	$191,416	$(19,926)
Restricted stock ownership	7%	—%

Restricted stock interest on undistributed income	$12,566	$—

Weighted average restricted shares—Basic	1,641	17
Total restricted stockholders' basic earnings per share	$7.66	$—
Undistributed income (loss)	$191,416	$(19,926)
Common stock ownership	93%	100%

Common stockholders' interest in undistributed income (loss)	$178,850	$(19,926)

Weighted average common shares—Basic	23,355	1,379
Total common stockholders' basic earnings (loss) per share	$7.66	$(14.45)

Diluted Earnings (loss) per share
Common stockholders' interest in undistributed (loss) income	$178,850	$(19,926)
Weighted average common shares—Basic	23,355	1,379
Stock options	10	—

Weighted average common shares—Diluted	23,365	1,379

Total diluted earnings (loss) per share	$7.65	$(14.45)

	Nine months ended September 30,
Basic and Diluted Earnings (Loss) Per Share—Two-class Method	2009	2008(a)
In thousands, except per share data
Basic Earnings (loss) per share
Undistributed income (loss)	$242,563	$(65,850)
Restricted stock ownership	6%	—%

Restricted stock interest on undistributed income	$14,407	$—

Weighted average restricted shares—Basic	555	16
Total restricted stockholders' basic earnings (loss) per share	$25.96	$—
Undistributed income (loss)	$242,563	$(65,850)
Common stock ownership	94%	100%

Common stockholders' interest in undistributed income (loss)	$228,156	$(65,850)

Weighted average common shares—Basic	8,788	1,378
Total common stockholders' basic earnings (loss) per share	$25.96	$(47.79)

Diluted Earnings (loss) per share
Common stockholders' interest in undistributed income (loss)	$228,156	$(65,850)
Weighted average common shares—Basic	8,788	1,378
Stock options	6	—

Weighted average common shares—Diluted	8,794	1,378

Total diluted earnings (loss) per share	$25.94	$(47.79)

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

13.   STOCK-BASED COMPENSATION

        On September 17, 2009, our stockholders approved the 2009 Equity and Performance Incentive Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of up to 3,033,000 (post the 1-for-25 reverse split) shares of our common stock. On July 27, 2009, the 2009 Plan was adopted in connection with the completion of our private debt for equity exchange described in Note 9. Additionally, on July 27, 2009 restricted share units for 2,274,745 shares in the aggregate were granted under the 2009 Plan.

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

        Stock-based Compensation related to Stock Options.    The fair value of stock options granted has been estimated as of the date of grant using the Black- Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model are as follows:

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

Accumulated other comprehensive loss—net of tax

In thousands	September 30, 2009	December 31, 2008
Unrealized losses on derivative contracts	$(302)	$(1,661)
Pension liability adjustment including affect of ASC subtopic 715-30	(21,956)	(18,908)
Cumulative currency translation adjustment	12,592	(8,033)

Accumulated other comprehensive loss	$(9,666)	$(28,602)

        The components of total comprehensive income (loss) are as follows:

Total comprehensive income (loss)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2009	2008	2009	2008
Net income (loss)	$191,416	$(17,137)	$242,563	$(57,471)
Unrealized losses on derivative contracts	730	1,108	1,359	1,019
Pension liability adjustment including affect of ASC subtopic 715-30	(3,762)	(114)	(3,048)	(215)
Cumulative currency translation adjustment	12,545	(10,202)	20,626	(20,083)

Total comprehensive income (loss)	$200,929	$(26,345)	$261,500	$(76,750)

16.   INCOME TAXES

        Our effective income tax rates for the three and nine months ended September 30, 2009 were 53.2 percent and 43.8 percent, respectively, as compared to 13.9 percent and 13.1 percent, as reported for the three and nine months ended September 30, 2008, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond offset by expense and reduction of tax attributes as a result of the debt exchange and concurrent change in control of the company for tax purposes, and the valuation allowance in Canada.

        On March 17, 2009, we modified the terms of our Term Loan B debt. The changes to the terms of this debt resulted in a significant modification for tax purposes. As a result, we recognized Cancellation of Debt Income ("CODI") related to this modification. On July 29, 2009, we exchanged about $736.0 million of our debt for about 96% of the equity of the company. Since the value of the shares issued in the exchange was less than the adjusted issue price of the notes, we recognized CODI as a result of this debt exchange. In addition, simultaneously with the debt exchange, the terms of the Term B debt were again modified resulting in a significant modification. This significant modification generated a deductible premium for tax purposes.

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

        The transfer of about 96% of the equity of the company to the former bondholders caused a change in control for US Federal tax purposes. Because of this change in control, our ability to use our federal net operating loss carry forwards and certain other tax attributes is limited by Section 382 of the Internal Revenue Code of 1986, as amended. We have recognized tax expense as a result of our inability to realize these tax attributes during the three and nine months ended September 30, 2009.

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

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over several years, Royal Group, in connection with its tax advisors had previously, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. In the first quarter of 2008 we recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carry forwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the preacquisition tax contingency. Finally, we were able to release a letter of credit in favor of the trustee for the Quebec Trust of Canadian $44.0 million.

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$17,374	$10,965	$—	$28,339
Receivables, net	5,433	534,362	201,895	(569,340)	172,350
Inventories	—	161,005	77,710	—	238,715
Prepaid expenses	528	26,363	4,653	—	31,544
Income tax receivable	(984)	3,072	1,708	—	3,796
Deferred income taxes	232	20,777	—	—	21,009

Total current assets	5,209	762,953	296,931	(569,340)	495,753
Property, plant and equipment, net	204	461,291	239,710	—	701,205
Long-term receivables—affiliates	423,616	—	—	(423,616)	—
Goodwill	—	97,572	103,759	—	201,331
Intangibles, net	—	13,138	2,282	—	15,420
Other assets, net	21,863	83,233	27,543	—	132,639
Non-current assets held-for-sale	—	14,227	—	—	14,227
Investment in subsidiaries	976,272	128,479	—	(1,104,751)	—

Total assets	$1,427,164	$1,560,893	$670,225	$(2,097,707)	$1,560,575

Current portion of long-term debt	$23,609	$—	$—	$—	$23,609
Accounts payable	525,454	131,419	33,805	(569,339)	121,339
Interest payable	4,534	—	518	—	5,052
Income tax payable	—	471	1,164	—	1,635
Accrued compensation	928	6,492	7,105	—	14,525
Liability for unrecognized income tax benefits and other tax reserves	—	3,241	6,207	—	9,448
Other accrued liabilities	1,364	19,002	31,659	—	52,025

Total current liabilities	555,889	160,625	80,458	(569,339)	227,633
Long-term debt, less current portion	354,406	55	123,857	—	478,318
Long-term payables—affiliates	—	—	423,616	(423,616)	—
Liability for unrecognized income tax benefits	—	6,522	38,377	—	44,899
Deferred income taxes	12,425	263,012	(1,491)	—	273,946
Other non-current liabilities	4,740	28,447	2,888	—	36,075

Total liabilities	927,460	458,661	667,705	(992,955)	1,060,871

Total stockholders' equity (deficit)	499,704	1,102,232	2,520	(1,104,752)	499,704

Total liabilities and stockholders' deficit	$1,427,164	$1,560,893	$670,225	$(2,097,707)	$1,560,575

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$49,724	$40,251	$—	$89,975
Receivables, net	72,753	272,284	192,176	(419,926)	117,287
Inventories	—	143,845	96,354	—	240,199
Prepaid expenses	97	16,818	4,445	—	21,360
Income tax receivable	(984)	1,856	1,392	—	2,264
Deferred income taxes	1,078	21,427	—	—	22,505

Total current assets	72,944	505,954	334,618	(419,926)	493,590
Property, plant and equipment, net	226	521,837	238,697	—	760,760
Long-term receivables—affiliates	373,417	—	—	(373,417)	—
Goodwill	—	97,572	91,431	—	189,003
Intangibles, net	—	13,898	2,007	—	15,905
Other assets, net	39,968	95,997	14,678	—	150,643
Non-current assets held-for-sale	—	500	—	—	500
Investment in subsidiaries	971,815	140,658	—	(1,112,473)	—

Total assets	$1,458,370	$1,376,416	$681,431	$(1,905,816)	$1,610,401

Current portion of long-term debt	$56,790	$53	$—	$—	$56,843
Accounts payable	261,026	175,439	88,513	(419,926)	105,052
Interest payable	16,115	—	—	—	16,115
Income tax payable	—	1,988	1,488	—	3,476
Accrued compensation	159	4,052	5,679	—	9,890
Liability for unrecognized income tax benefits and other tax reserves	—	4,829	22,505	—	27,334
Other accrued liabilities	3,341	18,069	28,283	—	49,693

Total current liabilities	337,431	204,430	146,468	(419,926)	268,403
Long-term debt, less current portion	1,245,886	41	91,380	—	1,337,307
Long-term payables—affiliates	—	—	373,417	(373,417)	—
Liability for unrecognized income tax benefits	—	6,597	19,045	—	25,642
Deferred income taxes	(1,681)	70,509	(1,342)	—	67,486
Other non-current liabilities	5,057	31,491	3,338	—	39,886

Total liabilities	1,586,693	313,068	632,306	(793,343)	1,738,724

Stockholders' equity	(128,323)	1,063,348	49,125	(1,112,473)	(128,323)

Total liabilities and stockholders' equity	$1,458,370	$1,376,416	$681,431	$(1,905,816)	$1,610,401

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,737	$427,805	$166,504	$(41,704)	$556,342
Operating costs and expenses:
Cost of sales	—	379,291	131,162	(37,810)	472,643
Selling, general and administrative expenses	15,546	17,137	18,075	(3,894)	46,864
Long-lived asset impairment charges	—	4,444	(277)	—	4,167
Restructuring (gain) costs, net	—	256	(6,184)		(5,928)

Total operating costs and expenses	15,546	401,128	142,776	(41,704)	517,746

Operating income (loss)	(11,809)	26,677	23,728	—	38,596
Other income (expense):
Gain on debt exchange	400,835				400,835
Interest expense, net	(31,777)	6,259	(5,191)	—	(30,709)
Foreign exchange gain (loss)	48	4	(100)	—	(48)
Equity in earnings of subsidiaries	40,516	(1,166)	—	(39,350)	—
Intercompany interest income (expense)	1,473	—	(1,473)	—	—

Income before income taxes	399,286	31,774	16,964	(39,350)	408,674
Provision for income taxes	207,870	8,408	980	—	217,258

Net income (loss)	$191,416	$23,366	$15,984	$(39,350)	$191,416

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2008

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,563	$661,531	$223,921	$(70,451)	$818,564
Operating costs and expenses:
Cost of sales	—	622,831	197,076	(63,404)	756,503
Selling, general and administrative expenses	8,130	20,486	22,526	(7,047)	44,095
Long-lived asset impairment charges	—	1,582	934	—	2,516
Restructuring costs, net	—	626	543	—	1,169
Loss (gain) on sale of assets, net	—	14	19	—	33

Total operating costs and expenses	8,130	645,539	221,098	(70,451)	804,316

Operating income (loss)	(4,567)	15,992	2,823	—	14,248
Other (expense) income:
Interest expense, net	(31,842)	3,460	(3,898)	—	(32,280)
Foreign exchange gain (loss)	(91)	(6)	(1,767)	—	(1,864)
Equity in income of subsidiaries	10,523	155	—	(10,678)	—
Intercompany interest income (expense)	4,462	—	(4,462)	—	—

Income (loss) before income taxes	(21,515)	19,601	(7,304)	(10,678)	(19,896)
Provision (benefit) for income taxes	(4,378)	542	1,077		(2,759)

Net income (loss)	$(17,137)	$19, 059	$(8,381)	$(10,678)	$(17,137)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$11,383	$1,192,613	$393,974	$(109,954)	$1,488,016
Operating costs and expenses:
Cost of sales	—	1,070,103	341,158	(97,337)	1,313,924
Selling, general and administrative expenses	35,938	58,089	48,314	(12,617)	129,724
Long-lived asset impairment charges	—	11,610	8,747	—	20,357
Restructuring (gain) costs, net	2,468	580	2,879		5,927
Loss on sale of assets		—	62		62

Total operating costs and expenses	38,406	1,140,382	401,160	(109,954)	1,469,994

Operating income (loss)	(27,023)	52,231	(7,186)	—	18,022
Other income (expense):
Gain on the substantial modification of debt	121,700	—	(667)	—	121,033
Gain on debt exchange	400,835				400,835
Interest expense, net	(111,738)	18,159	(13,650)	—	(107,229)
Foreign exchange gain (loss)	31	47	(1,059)	—	(981)
Equity in earnings of subsidiaries	23,822	(10,097)	—	(13,725)	—
Intercompany interest income (expense)	5,480	—	(5,480)	—	—

Income (loss) before income taxes	413,107	60,340	(28,042)	(13,725)	431,680
Provision for income taxes	170,544	20,832	(2,259)	—	189,117

Net income (loss)	$242,563	$39,508	$(25,783)	$(13,725)	$242,563

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2008

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$9,723	$1,957,596	$588,689	$(175,140)	$2,380,868
Operating costs and expenses:
Cost of sales	—	1,842,256	530,993	(155,593)	2,217,656
Selling, general and administrative expenses	18,126	62,746	69,134	(19,547)	130,459
Long-lived asset impairment charges	—	17,177	1,518	—	18,695
Restructuring costs	—	2,238	6,520	—	8,758
Losses (gains) on sale of assets	—	(31,034)	3,752	—	(27,282)

Total operating costs and expenses	18,126	1,893,383	611,917	(175,140)	2,348,286

Operating income (loss)	(8,403)	64,213	(23,228)	—	32,582
Other (expense) income:
Interest expense, net	(93,254)	6,480	(11,383)	—	(98,157)
Foreign exchange gain (loss)	(294)	(10)	(281)	—	(585)
Equity in income of subsidiaries	17,060	(1,779)	—	(15,281)	—
Intercompany interest income (expense)	16,152	—	(16,152)	—	—

Income (loss) from continuing operations before income taxes	(68,739)	68,904	(51,044)	(15,281)	(66,160)
Provision (benefit) for income taxes	(11,268)	7,812	(5,233)	—	(8,689)

Net income (loss)	$(57,471)	$61,092	$(45,811)	$(15,281)	$(57,471)

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

20.   RESTATEMENT:

        During 2009, the Company undertook a number of financial restructuring activities, including: 1) amendments to our senior secured credit facility; 2) a debt for equity exchange pursuant to which we issued equity in exchange for a portion of our then-outstanding notes; and 3) a subsequent repayment and replacement of our senior secured credit facility and accounts receivable securitization facility using the proceeds from a new, asset based revolving credit facility and the issuance of $500.0 million of 9.0% senior secured notes due 2017 (collectively, "the 2009 financial restructuring activities"). In connection with the 2009 financial restructuring activities, we recognized Cancellation of Debt Income ("CODI") for tax purposes. The principal effect of the CODI was a reduction in various tax attributes, including a reduction in the tax basis of our assets and our net operating losses. The rules and regulations of the Internal Revenue Code of 1986, as amended (the "IRC"), that apply to our 2009 financial restructuring activities are complex. Due to the complex nature of these transactions and the related tax implications, we engaged a firm of third-party tax professionals to assist us in determining the U.S. federal income tax consequences of these transactions.

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax professionals, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. . This error also caused our reported financial information for the three month and nine month periods ended September 30, 2009 to understate the provision for income taxes by $39.2 million, and our net income for such periods to be overstated by $39.2 million. This adjustment does not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        In addition, we have determined that beginning in 2007 and continuing through the quarter ended March 31, 2010, there were misapplications of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long term liability for unrecognized income tax benefits to be overstated as of September 30, 2009 by $11.9 million and as of December 31, 2008 by $4.7 million, and also resulted in an overstatement of our income tax expense for the three months ended September 30, 2009 and 2008 of $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2009 and 2008 of $6.3 million and $1.5 million, respectively.

        In the fourth quarter of 2007, management determined that our deferred tax assets in Canada were not more likely than not to be realized and we recorded a valuation allowance against our deferred tax assets in Canada of $52.1 million. At the time we recorded this initial valuation allowance we did not take into account approximately $9.0 million of uncertain tax positions that should have been evaluated in this analysis. As of September 30, 2009 and December 31, 2008, net deferred tax liabilities were overstated by $8.2 million and $7.3 million, respectively, as a result of this matter. The variance by periods is solely due to the foreign currency translation.

        The other misapplications of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of December 31, 2008 and September 30, 2009. In addition, as a result of using the incorrect statute of limitations period described above, $0.8 million of reserves for uncertain tax positions should have been reversed in 2008, which would have resulted in a corresponding decrease in goodwill of the same amount. In the fourth quarter of 2008, we recorded impairment charges of $176.0 million to write our assets down to their estimated fair value. Consequently, the impairment charges in the fourth quarter of the year ended December 31, 2008 were overstated by $0.8 million.

        As a result of the foregoing, as of September 30, 2009 and December 31, 2008, the liability for unrecognized income tax benefits was overstated by $16.7 million and $9.0 million, respectively. The deferred income tax liability was understated by $36.9 million as of September 30, 2009 and overstated by $2.7 million for year ended December 31, 2008. Retained earnings (accumulated deficit) as of September 30, 2009 was overstated by $20.0 million and were overstated by $13.0 million as of December 31, 2008. For the three months ended September 30, 2009 the provision for income taxes was understated by $38.7 million and net income was overstated by $38.7 million. Also reflecting the foregoing, the provision for income taxes was understated by $32.9 million for the nine months ended September 30, 2009 and net income was overstated by $32.9 million for the nine months ended September 30, 2009. For the three months ended September 30, 2008 the benefit from income taxes was understated by $0.3 million and net loss was overstated by $0.3 million. For the nine months ended September 31, 2008 the benefit from income taxes was understated by $1.5 million and net loss was overstated by $1.5 million.

        The following tables present the condensed consolidated balance sheet, statement of operations and statement of cash flows accounts as reported herein that were impacted by the restatement (all amounts are in thousands, except per share amounts):

	As of September 30, 2009
	As Originally Reported	Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Liability for unrecognized income tax benefits and other tax reserves	$61,613	$(16,714)	$44,899
Deferred income taxes (liability)	$237,065	$36,881	$273,946
Total liabilities	$1,040,704	$20,167	$1,060,871
Retained earnings (accumulated deficit)	$56,981	$(19,969)	$37,012
Accumulated other comprehensive loss, net of tax	$(9,468)	$(198)	$(9,666)
Total stockholders' equity (deficit)	$519,871	$(20,167)	$499,704

	For the nine months ended September 30, 2009
	As Originally Reported	Adjustments	As Restated
Statement of operations accounts impacted by restatement:
Provision for income taxes	$156,196	$32,921	$189,117
Net income	$275,484	$(32,921)	$242,563
Earnings per share—Basic	$29.49	$(3.53)	$25.96
Earnings per share—Diluted	$29.47	$(3.53)	$25.94

	For the three months ended September 30, 2009
	As Originally Reported	Adjustments	As Restated
Statement of operations accounts impacted by restatement:
Provision for income taxes	$178,523	$38,735	$217,258
Net income	$230,151	$(38,735)	$191,416
Earnings per share—Basic	$9.21	$(1.55)	$7.66
Earnings per share—Diluted	$9.20	$(1.55)	$7.65

	For the nine months ended September 30, 2009
	As Originally Reported	Adjustments	As Restated
Statement of cash flows accounts impacted by restatement:
Net income	$275,484	$(32,921)	$242,563
Deferred income taxes	$154,938	$39,178	$194,116
Other non-cash items	$1,844	$(6,257)	$(4,413)

	As of December 31, 2008
	As Originally Reported	Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Liability for unrecognized income tax benefits and other tax reserves	$34,592	$(8,950)	$25,642
Deferred income taxes (liability)	$70,141	$(2,655)	$67,486
Total liabilities	$1,750,329	$(11,605)	$1,738,724
Retained earnings (accumulated deficit)	$(218,502)	$12,952	$(205,550)
Accumulated other comprehensive loss, net of tax	$(27,255)	$(1,347)	$(28,602)
Total stockholders' equity (deficit)	$(139,928)	$11,605	$(128,323)

	For the nine months ended September 30, 2008
	As Originally Reported	Adjustments	As Restated
Statement of operations accounts impacted by restatement:
Benefit for income taxes	$(7,205)	$(1,484)	$(8,689)
Net loss	$(58,955)	$1,484	$(57,471)
Net loss per share—Basic	$(48.86)	$1.07	$(47.79)
Net loss per share—Diluted	$(48.86)	$1.07	$(47.79)

	For the three months ended September 30, 2008
	As Originally Reported	Adjustments	As Restated
Statement of Operations accounts impacted by restatement:
Provision (benefit) for income taxes	$(2,494)	$(265)	$(2,759)
Net income (loss)	$(17,402)	$265	$(17,137)
Net loss per share—Basic	$(14.64)	$0.19	$(14.45)
Net loss per share—Diluted	$(14.64)	$0.19	$(14.45)

	For the nine months ended September 30, 2008
	As Originally Reported	Adjustments	As Restated
Statement of cash flows impacted by restatement:
Net loss	$(58,955)	$1,484	$(57,471)
Other non-cash items	$1,608	$(1,484)	$124

        For additional information regarding the overall impact of the restatement on all of our historical financial statements, also see Note 22 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2009, and Note 20 of the notes to the unaudited condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, each as filed with the Securities and Exchange Commission on August 16, 2010.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Our financial results as of and for the three and nine month periods ended September 30, 2009 and 2008 have been restated. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations has been updated to reflect the effect of such restatement. For a more detailed description of the restatement, see Note 20 of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements.

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

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
Net sales	$556.3	100%	$818.6	100%	$1488.0	100%	$2,380.9	100.0%
Cost of sales	472.6	85.0%	756.5	92.4%	1,313.9	88.3%	2,217.7	93.1%

Gross margin	83.7	15.0%	62.1	7.6%	174.1	11.7%	163.2	6.9%
Selling, general and administrative expense	46.9	8.4%	44.1	5.4%	129.7	8.7%	130.4	5.5%
Long-lived asset impairment charges	4.1	0.8%	2.5	0.3%	20.4	1.4%	18.7	0.8%
Restructuring (gain)costs, net	(5.9)	(1.1)%	1.2	0.2%	5.9	0.4%	8.8	0.4%
Gain on sale of assets	—	—%	—	—%	0.1	—%	(27.3)	(1.2)%

Operating income (loss)	38.6	6.9%	14.3	1.7%	18.0	1.2%	32.6	1.4%
Gain on substantial modification of debt	—	—%	—	—%	121.0	8.1%	—	—%
Gain on debt exchange	400.8	72.1%	—	—%	400.8	26.9%	—	—%
Net interest expense	(30.7)	(5.5)%	(32.3)	(4.0)%	(107.2)	(7.2)%	(98.2)	(4.1)%
Foreign exchange (loss) gain	—	—%	(1.9)	(0.2)%	(0.9)	(0.1)%	(0.6)	0.0%
Benefit (provision) for income taxes	(217.3)	(39.0)%	2.8	(0.3)%	(189.1)	(12.7)%	8.7	0.3%

Net (loss) income	$191.4	34.4%	$(17.1)	(2.1)%	$242.6	16.3%	$(57.5)	(2.5)%

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

        Benefit (provision) for income taxes.    The provision for income taxes was $217.3 million for the three months ended September 30, 2009, compared with the benefit for income taxes of $2.8 million for the three months ended September 30, 2008. The change in the provision for income taxes primarily resulted from a $428.6 million increase in the pre-tax income. Our effective income tax rate for the three months ended September 30, 2009 was 53.2 percent as compared to 13.9 percent for the three months ended September 30, 2008. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, offset by the reduction of tax attributes as a result of the debt for equity exchange and the concurrent change in control of the company for tax purposes, as well as the valuation allowance in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Accounting for Income Taxes, criteria to allow us to realize such benefits. See Note 16 of the Notes to these unaudited Condensed Consolidated Financial Statements for further information on income taxes.

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

        Benefit (provision) for income taxes.    The provision for income taxes was $189.1 million for the nine months ended September 30, 2009, compared with the benefit for income taxes of $8.7 million for the nine months ended September 30, 2008. The change in the provision for income taxes primarily resulted from a $497.8 million increase in the pre-tax income. Our effective income tax rate for the nine months ended September 30, 2009 was 43.8 percent, as compared with 13.1 percent for the nine months ended September 30, 2008. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond offset by the reduction of tax attributes as a result of the debt exchange and concurrent change in control of the company for tax purposes and the valuation allowance in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. As previously disclosed in Note 16 in the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2008 and as reissued in our September 2, 2009 Form 8-K, we are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Accounting for Income Taxes, criteria to allow us to realize such benefits. See Note 16 of the Notes to these Condensed Consolidated Financial Statements for further information on income taxes.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Over the last several years, Royal Group, in connection with its tax advisors, established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carry forwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of the pre-acquisition tax contingency. Finally, we were able to release a letter of credit in favor of the trustee for the Quebec Trust of Canadian $44.0 million.

Liquidity and Capital Resources

        Operating Activities.    For the nine months ended September 30, 2009, cash provided by operations was $48.9 million as compared with $7.4 million of cash used in operations for the nine months ended September 30, 2008. A major source of cash for the first nine months of 2009 was a decrease in inventory of $12.0 million and the year to date operating results excluding non-cash restructuring impairments and stock compensation. Major uses of cash for the first nine months of 2009 were a decrease in the accounts receivables sold through the asset securitization program of $13.9 million and an increase in receivables of $33.8 million. The major uses of cash during the nine months ended September 30, 2008 were a $20.1 million payment related to the Quebec tax settlement and a decrease in payables of $77.0. The major source of cash during the nine months ended September 30, 2008 was a reduction in inventories of $47.8 million and an increase in the interests sold in our trade receivables as a result of an increase in eligible receivables under our securitization program of $18.0 million. Net working capital at September 30, 2009 was a surplus of $268.1 million versus $225.2 million at December 31, 2008. Significant changes in working capital at September 30, 2009 include an increase in accounts receivable of $54.1 million, a decrease in current debt of $33.2 million due to related payoffs, a decrease in inventory, and an increase in prepaid expenses and accounts payable. We continued our focus on working capital management related to inventory and accounts receivable along with restoring vendor payment terms to more normal levels with the completed debt exchange and bank amendment. Net working capital at September 30, 2008 was a surplus of $246.4 million versus a surplus of $200.7 million at December 31, 2007. Additionally, our significant decrease in inventories and accounts payable during the nine months ended September 30, 2008 are directly associated with lower production volumes in our chlorovinyls and aromatics segments as a result of plant outages caused by hurricanes Ike and Gustav. Our facilities sustained minimal physical damage during the hurricanes, but the disruption in feedstock, energy supplies, and transportation networks impacted production and sales.

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

        On September 30, 2009, our balance sheet debt consisted of $347.7 million principal face amount of term debt ($214.2 million net of fair value adjustment debt discount) and $105.4 million of borrowings under our revolving credit facilities under our senior secured credit facility, $9.0 million of unsecured 7.125% senior notes due 2013, $13.1 million of unsecured 9.5% senior notes due 2014, $41.3 million of unsecured 10.75% senior subordinated notes due 2016, $103.9 million of lease financing obligations and $14.9 million in other debt. The significant decrease in the 7.125% senior notes, 9.5% senior notes, and 10.75% senior subordinated notes is due to the July 29, 2009 debt exchange. The increase of $12.5 million in the lease financing obligations from December 31, 2008 is due to foreign currency adjustments. At September 30, 2009, under our revolving credit facility we had a maximum available borrowing capacity of $300.0 million. At September 30, 2009 we had $140.1 million of revolving credit facility availability net of outstanding letters of credit of $54.5 million and current borrowings of $105.4 million. Debt under the senior secured credit facility is secured by a majority of our assets, including real and personal property, inventory, accounts receivable and other assets.

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

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, we issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock and in exchange for each $1,000 in principal amount of the 2016 notes, the company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. In September 2009 the 30.2 million preferred shares converted to an equal number of common shares. In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the debt for equity exchange represents diluted earnings per share of approximately $9.19 and $24.57 for the three and nine months ended September 30, 2009, respectively. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows, market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity exchanged was primarily derived by projected future cash flows we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis point increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

        We believe based on current and projected levels of operations and conditions in our markets and the effect of the ninth amendment to our senior secured credit facility and the July 29, 2009 debt for equity exchange that cash flows from operations, together with our cash and cash equivalents of $28.3 million and the availability to borrow an additional $140.1 million under the revolving credit facility at September 30, 2009, will be adequate for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements, meet the restrictive covenants and comply with the financial ratios of the senior secured credit facility. As of September 30, 2009, we are in compliance with all required debt covenants.

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

(In Millions)
Operating Income—Nine months ended September 30, 2009	$18.0
Other(a)	$514.0
Business/legal consulting fees	$17.8
Long lived asset impairment	$20.4
Depreciation and amortization	$89.1
Restructuring	$5.9
Gain on debt modification, debt exchange and gain on asset sales	$(521.9)

Adjusted EBITDA—Nine months ended September 30, 2009	$143.3

(a)
"Other" amount includes $6.7 million for debt cost amortization and $1.0 million in foreign exchange losses offset by $121.0 million for gain on Term Loan B fair value adjustment and a $400.8 million gain on the debt exchange.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to us. When used in this Quarterly Report on Form 10-Q/A, the words "anticipate," "believe," "plan," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These forward-looking statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building products industries, cost reduction strategies and their results, planned capital expenditures, planned divestitures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty and, accordingly, actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Quarterly Report on Form 10-Q/A and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

        During the nine months ended September 30, 2009, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We initially carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2009 in connection with the preparation of the Original Report. The company disclosed in the Original Report that, based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the company's disclosure controls and procedures were effective as of September 30, 2009.

        In connection with the restatement of certain of the company's historical financial statements described in more detail elsewhere herein, management of the company re-evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2009. As a result of that reevaluation, management of the company has determined that, although management believes that the Company's internal controls in the area of accounting for income taxes as applicable to complex transactions and uncertain tax positions were, and are, appropriately designed, management has concluded that the errors in the operational effectiveness thereof constitute a material weakness in internal control in such area. Due to management's determination that a material weakness exists in internal control over financial reporting in the area of accounting for income taxes, management has subsequently concluded that the company's disclosure controls and procedures were not effective as of such date. For additional information regarding the restatement and the material weakness identified by management, see note 20 to the accompanying unaudited condensed consolidated financial statements.

        No steps were taken to remediate this material weakness during the quarter ended September 30, 2009, as the circumstances that caused the restatement had not yet been identified by management. However, as described below, management has subsequently identified, and has begun to implement new processes and controls designed to remediate the material weakness.

        Changes in Internal Control.    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that caused the restatement had not yet been identified by management. However, as a result of the identification of the issues that led to the restatement, and related reassessment of our internal control over financial reporting in August 2010, beginning in the third quarter of 2010, there have been changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Specifically, the following have been, are being or are planned to be implemented:

  •
  Hire one additional qualified person in our Tax Department;

  •
  Require the involvement of two third-party subject matter experts for material and complex tax transactions, such as the financial restructuring activities we undertook in 2009;

  •
  Expand the scope of work performed by third-party tax professionals and an increase in the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and

  •
  Develop and implement additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes, reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS

Exhibits
3.1	Certificate of Incorporation, as amended*.
4.1
Amendment, dated as of August 10, 2009, to the Amended and Restated Rights Agreement, dated as of December 5, 2000 (incorporated by reference to Exhibit 4.1 to the company's current report on Form 8-K, filed August 14, 2009)*.
4.2
Registration Rights Agreement, dated July 27, 2009, among Georgia Gulf and the parties identified on the signature pages thereto (filed as Exhibit 4.1 to Georgia Gulf's current report on Form 8-K on July 31, 2009 and incorporated herein by reference)*.
10.1
Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (incorporated by reference to Annex B to the proxy statement in connection with its special meeting of stockholders, filed with the Securities and Exchange Commission on August 24, 2009)*.
10.2	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.2 to the company's current report on Form 8-K filed September 18, 2009)*.
10.3	Form of Restricted Share Unit Agreement for Canadian Grantees (incorporated by reference to Exhibit 10.3 to the company's current report on Form 8-K filed September 18, 2009)*.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*
-Filed as part of the Original Report and not refiled with this Amendent.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 16, 2010	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: August 16, 2010	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)