Form 10-K/A
period 2009-12-31
GEORGIA GULF CORP /DE/
filed 2010-08-16
CIK 805264

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common Stock, $0.01 par value	33,962,222 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Explanatory Note

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the "Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on March 11, 2010 (the "Original Annual Report"), to restate our Consolidated Balance Sheets as of December 31, 2009 and 2008, our Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years ended, December 31, 2009, 2008 and 2007, and certain footnote disclosures thereto.

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

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our provision for income taxes to be understated by $36.4 million and our net income to be overstated by $36.4 million, each for the year ended December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        In addition, we have determined that in 2007 and continuing through the quarter ended March 31, 2010, there were misapplications of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long-term liability for unrecognized income tax benefits to be overstated as of December 31, 2007, 2008 and 2009 by $3.1 million, $4.7 million and $12.6 million, respectively, with an overstatement of our income tax expense by $1.0 million, $1.7 million and $6.7 million, for the same periods, respectively.

        In the fourth quarter of 2007, management determined that our deferred tax assets in Canada were not more likely than not to be realized and we recorded a valuation allowance against our deferred tax assets in Canada of $52.1 million. At the time we recorded this initial valuation allowance we did not take into account approximately $9.0 million of uncertain tax positions that should have been evaluated in this analysis. Consequently, the valuation allowance against the deferred tax assets was overstated by $9.0 million and income tax expense was overstated by $9.0 million for the year ended December 31, 2007.

        The other misapplication of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of December 31, 2007, 2008 and 2009, with a corresponding understatement of goodwill by $1.2 million as of March 31, 2007 that was subsequently impaired and an understatement of our net deferred tax liabilities of approximately $6.2 million. In addition, as a result of using the incorrect statute of limitations period described above, $0.7 million and $0.8 million of uncertain tax positions should have been reversed in 2007 and 2008, respectively, which would have resulted in a corresponding decrease in goodwill of the same amounts. In the fourth quarter of 2007 and 2008, we recorded impairment charges of $159.0 million and $176.0 million, respectively, to write our assets down to their estimated fair value. Consequently, the impairment charges for the years ended December 31, 2007 and 2008 were overstated by $0.7 million and $0.8 million, respectively.

        As a result of the foregoing, as of and for the year ended December 31, 2009, deferred tax assets were overstated by $0.9 million, the liability for unrecognized tax benefits was overstated by $17.6 million, deferred tax liabilities were understated by $33.0 million, accumulated deficit was understated by $16.7 million and provision for income taxes was understated by $29.7 million and net income was overstated by $29.7 million. As of and for the year ended December 31, 2008, the liability for unrecognized tax benefits was overstated by $9.0 million, deferred tax liabilities were overstated by $2.7 million, accumulated deficit was overstated by $13.0 million, accumulated other comprehensive loss, net of tax, was understated by $1.3 million, long-lived asset impairment charges were overstated by $0.8 million, the benefit for income taxes was understated by $1.7 million and net loss was overstated by $2.5 million. As of and for the year ended December 31, 2007, retained earnings were understated by $10.5 million, long-lived asset impairment charges were overstated by $0.7 million, the provision for income taxes was overstated by $9.8 million and net loss was overstated by $10.5 million.

        This Amendment is being filed to correct the financial information and related disclosure with respect to the errors to our tax provision relating to the 2009 financial restructuring activities and the errors in our application of ASC Topic 740 relating to uncertain tax positions as described above. For a more detailed description of the restatements, see Note 22 to the accompanying Consolidated Financial Statements in this Amendment.

        The following sections of this Amendment have been amended from the Original Annual Report as a result of the restatements described above:

Part I—Item 1—Business

Part II—Item 6—Selected Financial Data

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II—Item 8—Financial Statements and Supplementary Data

Part II—Item 9A—Controls and Procedures

        Pursuant to the rules of the SEC, Item 15 of Part IV has also been amended to contain the currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment as Exhibits 31 and 32.

        Except for information included herein, the Original Annual Report continues to speak as of the date thereof (or such other date as may be referred to in the Original Annual Report). Events occurring subsequent to the filing of the Original Annual Report and disclosures necessary to reflect any subsequent events have been or will be addressed in our filings with the SEC for periods subsequent to the periods covered by the Original Annual Report.

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

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes") and, in conjunction with the private exchange offers, withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 and 2016 notes. After numerous extensions and amendments of the exchange offers and additional waivers and amendments under our senior secured credit facility, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and approximately 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In preparation and prior to this debt for equity exchange, we executed a 1-for-25 reverse stock split. In September 2009, following an amendment of our charter to increase our authorized shares of common stock to 100 million shares, approximately 30.2 million convertible preferred shares converted to an equal number of common shares. After giving effect to the debt exchange at December 31, 2009, we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes. This debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million, or approximately $15.24 per share.

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

        Pipe and Pipe Fittings.    We manufacture pipe and pipe fittings for the municipal and ele ctrical markets, as well as pipe for plumbing applications. Our municipal pipe and pipe fittings product lines are used in potable water applications as well as for storm and sewer applications. Our plumbing lines are used in residential and industrial applications to move storm and sanitary wastewater from the building to the municipal sewer at the property line. This product line is primarily targeted at drain, waste and vent applications. Electrical, pipe, conduit and fittings are available in a wide variety of sizes and configurations, to meet the needs of both commercial and residential applications.

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

Available Information

        We make available free of charge on our website at www.ggc.com our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission ("SEC").

 PART II

Item 6.    SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

	Year Ended December 31,
(In thousands, except per share data, percentages and employees)	2009* (Restated**)	2008* (Restated**)	2007* (Restated**)	2006*	2005
Results of Operations:
Net sales	$1,990,091	$2,916,477	$3,157,270	$2,427,843	$2,273,719
Cost of sales	1,778,998	2,717,409	2,851,426	2,152,571	2,049,510
Selling, general and administrative expenses	182,937	168,572	225,607	119,151	61,444
Long-lived asset impairment charges	21,804	175,201	158,293	—	—
Restructuring costs	6,858	21,973	3,659	—	—
Losses (gains) on sale of assets	62	(27,282)	1,304	—	—
Operating (loss) income	(568)	(139,396)	(83,019)	156,121	162,765
Interest expense	(131,102)	(134,513)	(134,568)	(51,648)	(20,527)
Loss on debt modification and extinguishment, net	(42,797)	—	—	—	—
Gain on debt exchange	400,835	—	—	—	—
Foreign exchange (loss) gain	(1,400)	(4,264)	6,286	(21,543)	—
Interest income	583	1,308	805	369	120

Income (loss) from continuing operations before taxes	225,551	(276,865)	(210,496)	83,299	142,358
Provision (benefit) for income taxes (1)	109,432	(21,695)	34,188	31,497	46,855

Income (loss) from continuing operations	116,119	(255,170)	(244,684)	51,802	95,503
Loss from discontinued operations, net of tax	—	—	(10,864)	(3,263)	—

Net income (loss)	$116,119	$(255,170)	$(255,548)	$48,539	$95,503

Basic earnings (loss) per share:
(Loss) income from continuing operations	$7.32	$(191.21)	$(186.17)	$29.73	$62.34
Loss from discontinued operations	—	—	(7.91)	(2.39)	—
Net income (loss)	$7.32	$(191.21)	$(194.08)	$27.34	$62.34
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$7.32	$(191.21)	$(186.17)	$29.67	$61.85
Loss from discontinued operations	—	—	(7.91)	(2.37)	—
Net income (loss)	$7.32	$(191.21)	$(194.08)	$27.30	$61.85
Dividends per common share	—	6.00	8.00	8.00	8.00
Financial Highlights:
Net working capital	$340,721	$225,187	$200,745	$202,955	$62,330
Property, plant and equipment, net	687,570	760,760	967,188	1,023,004	401,412
Total assets	1,604,640	1,610,401	2,201,664	2,458,227	1,000,953
Total debt	739,005	1,394,150	1,382,008	1,498,134	278,639
Asset securitization (2)	—	111,000	147,000	128,000	141,000
Net cash provided by operating activities	723	41,392	128,557	250,577	71,145
Depreciation and amortization	117,690	143,718	150,210	85,019	63,101
Capital expenditures	30,085	62,545	83,670	90,770	32,044
Maintenance expenditures	104,472	109,130	111,187	80,464	79,584
Other Selected Data:
Adjusted EBITDA (3)	$161,515	$163,052	$230,532	$219,597	$224,469
Weighted average shares outstanding—basic	14,903	1,378	1,374	1,364	1,355
Weighted average shares outstanding—diluted	14,908	1,378	1,374	1,375	1,368
Common shares outstanding	33,718	1,379	1,376	1,376	1,370
Return on sales	5.8%	(8.7)%	(8.1)%	2.0%	4.2%
Employees	3,489	4,463	5,249	6,654	1,123

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

**
Our financial results as of and for the years ended December 31, 2009, 2008 and 2007 have been restated. For a more detailed description of the restatement, see Note 22 of the Notes to the accompanying Consolidated Financial Statements in Item 8.

(1)
Provision for income taxes for 2007 includes the effect of a $43.4 million valuation allowance on deferred tax assets in Canada.

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

	Year Ended December 31,
(In thousands)	2009	2008	2007	2006	2005
Operating (loss) income	$(568)	$(139,396)	$(83,019)	$156,121	$162,765
Depreciation and amortization expense	117,690	143,718	150,210	85,019	63,101
Long lived asset impairment charges	21,804	175,201	158,293	—	—
Restructuring costs	6,858	21,973	3,659	—	—
Losses (gains) on sale of assets	62	(27,282)	1,304	—	—
Foreign exchange loss on forward contracts	—	—	—	(20,800)	—
Other (a)	15,669	(11,162)	85	(743)	(1,397)

Adjusted EBITDA	$161,515	$163,052	$230,532	$219,597	$224,469

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Our financial results as of and for the years ended December 31, 2009, 2008 and 2007 have been restated. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations have been updated to reflect the effect of such restatements. For a more detailed description of the restatements, see Note 22 of the Notes to the accompanying Consolidated Financial Statements in this Amendment No. 1 to our 2009 Annual Report on Form 10-K/A.

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

	Year Ended December 31,
(Dollars in millions)	2009		2008		2007
Net sales	$1,990.1	100.0%	$2,916.5	100.0%	$3,157.3	100.0%
Cost of sales	1,779.0	89.4	2,717.4	93.2	2,851.4	90.3

Gross margin	211.1	10.6	199.1	6.8	305.9	9.7
Selling, general and administrative expenses	182.9	9.2	168.6	5.8	225.6	7.2
Long-lived asset impairment charges	21.8	1.1	175.2	6.0	158.3	5.0
Restructuring costs	6.9	0.3	22.0	0.7	3.7	0.1
(Gains) losses on sale of assets	0.1	0.0	(27.3)	(0.9)	1.3	0.0

Operating (loss) income	(0.6)	(0.0)	(139.4)	(4.8)	(83.0)	(2.6)
Interest expense, net	130.5	6.6	133.2	4.6	133.8	4.2
Loss on debt modification and extinguishment, net	42.8	2.2	—	—	—	—
Gain on debt exchange	(400.8)	(20.1)	—	—	—	—
Foreign exchange loss (gain)	1.4	0.1	4.3	0.1	(6.3)	(0.2)
Provision for (benefit from) income taxes	109.4	5.5	(21.7)	(0.7)	34.2	1.1

Income (loss) from continuing operations	116.1	5.8	(255.2)	(8.8)	(244.7)	(7.8)
Loss from discontinued operations, net of tax	—	—	—	—	(10.8)	(0.3)

Net income (loss)	$116.1	5.8%	$(255.2)	(8.8)%	$(255.5)	(8.1)%

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $182.9 million for the year ended December 31, 2009, an 8 percent increase from the $168.6 million for the year ended December 31, 2008. We have increased selling, general and administrative expenses about $14.4 million for stock compensation expense. This increase in stock compensation expense is primarily related to a July 27, 2009 stock grant in connection with the completion of our private exchange offers described in Note 10 of the Notes to the Consolidated Financial Statements. On the date of acceptance of notes in the exchange offers, restricted share units for 2,274,745 shares in the aggregate were granted. We have also increased our selling, general and administrative expenses primarily from a $12.6 million increase for services of restructuring advisors to assist us in reducing overall indebtedness and related interest expense, performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business, with the ultimate goal to improve and sustain profitability for the long-term. In addition, we increased selling, general and administrative expenses by $4.4 million for the amortization of financing fees related to our asset securitization agreement entered into on March 17, 2009, lower cost last year of $5.2 million relating to a change in our vacation policy and accrued incentive compensation of $1.8 million. Our chlorovinyls and aromatics segments collectively increased selling, general, and administrative costs by $1.4 million, primarily as a result of a $4.0 million increase in the bad debt reserve offset partially by a gain in litigation settlements of $3.8 million. We have reduced selling, general and administrative costs in our window and door profiles and mouldings and outdoor building product segments, collectively, by $26.6 million, including a decrease in payroll related costs of $7.1million, bad debt expense of $5.5 million, advertising, commission and promotional expense of $4.3 million and depreciation and amortization of $5.1 million. Our Canadian operations selling, general, and administrative expenses reflect a favorable currency effect of $4.3 million as the Canadian dollar weakened against the U.S. dollar during the year ended December 31, 2009 compared to the same period in the prior year

        Long-Lived Asset Impairment Charges.    In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment (the "2009 Window and Door Consolidation Plan"). In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $21.8 million charge in the year ended December 31, 2009. During the fourth quarter of 2008, we recorded non-cash impairment charges of $175.2 million for the year ended December 31, 2008 to write down goodwill, other intangible assets and long-lived assets. The additional impairment during 2008 is due to the continued deteriorating U.S. housing and construction markets. An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The 2008 non-cash impairment charges by reportable segment are as follows: Window and Door Profiles and Mouldings reportable segment are $62.6 million of goodwill and $47.2 million of other intangible assets and $2.3 million of other long-lived assets. Outdoor Building Products reportable segment are $0.1 million of other intangible assets and $0.6 million of other long-lived assets and Chlorovinyls reportable segment is $1.4 million of other intangible assets and $61.1 million of other long-lived assets. The Chlorovinyls reportable segment other long-lived assets write down of $61.1 million is primarily due to ceasing all operations and permanent shut down of the Oklahoma City, Oklahoma and Sarnia, Ontario vinyl resin manufacturing plants during 2008.

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

        Interest Expense, net.    Interest expense, net decreased to $130.5 million for the year ended December 31, 2009, from $133.2 million for the year ended December 31, 2008. This decrease of $2.7 million was primarily attributable to lower overall debt balances and interest rates offset partially by the accretion of the fair value of the Term Loan B during 2009 as compared to the same period last year. The lower overall debt balance was due primarily to our exchanging approximately $736.0 million of our debt for equity on July 27, 2009. This reduction in debt effectively decreased our annual interest expense by $69.7 million. This decrease in interest expense was offset by the Term Loan B debt discount accretion as interest expense of $12.9 million during 2009, prior to the extinguishment of the Term Loan B on December 22, 2009 when this debt was refinanced. There was no Term Loan B debt discount accretion expense during 2008.

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

        Provision for (benefit from) income taxes.    The provision for income taxes from continuing operations was $109.4 million for the year ended December 31, 2009 compared with an income tax benefit from continuing operations of $21.7 million for the year ended December 31, 2008. Income from continuing operations before income taxes increased $502.4 million from 2008 to 2009. Our effective tax rate for continuing operations for 2009 and 2008 was 48.5 percent and 7.8 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, offset by the reduction of tax attributes as a result of the debt for equity exchange and concurrent change in control of the company for tax purposes, as well as the valuation allowance in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. We are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Income Taxes, criteria to allow us to realize such benefits. See Note 16 of the Notes to the Consolidated Financial Statements for further information on income taxes.

        In March 2008, we reached a settlement with the provinces of Quebec and Ontario and the Canada Customs and Revenue Agency with respect to their assessments resulting from the retroactive application of tax law changes promulgated by Bill 15, which amended the Quebec Taxation Act and other legislative provisions. Royal Group, in connection with its tax advisors, had previously established tax structures that used a Quebec Trust to minimize its overall tax liabilities in Canada. Bill 15 eliminated the ability to use the Quebec Trust structure on a retroactive basis. As of December 31, 2007, we had recorded a liability for the unrecognized tax benefit of $46.1 million related to the Quebec Trust matter. We settled this matter with all relevant jurisdictions by making cash payments totaling $20.1 million. We recognized an income tax benefit of $9.2 million related to the reversal of $5.8 million in interest accrued on this liability and the reversal of $3.4 million in a previously established valuation allowance for net operating loss carryforwards, the value of which was realized via this settlement. In addition, we reduced goodwill by $16.5 million as a result of the settlement of this preacquisition tax contingency.

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

        Gross Margin.    Total gross margin decreased from 9.7 percent of sales for the year ended December 31, 2007 to 6.8 percent of sales for the year ended December 31, 2008. This $106.8 million decrease is due to lower overall sales volumes and higher feedstock costs and was partially offset by an increase in overall sales prices and cost reduction initiatives. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Crude oil and natural gas industry prices experienced increases of 38 percent and 32 percent, respectively, from 2007 to 2008. We have implemented several cost savings initiatives during 2008 including reducing our cost structure by the permanent closure and consolidation of six manufacturing plants into other facilities. We also reduced total headcount by about 15 percent resulting in a decrease in labor cost related to cost of sales of about $37.1 million in 2008 compared to 2007. In addition, we sold our outdoor storage buildings business, which also reduced our cost structure.

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

        Long-Lived Asset Impairment Charges.    As a result of our annual impairment testing performed during the fourth quarter of 2008 and the property plant and equipment impairments resulting from our restructuring activity, we recorded non-cash impairment charges of $175.2 million for the year ended December 31, 2008 as compared to $158.3 million for the year ended December 31, 2007 to write down goodwill, other intangible assets and long-lived assets. The additional impairment during 2008 is due to the continued deterioration of the U.S. housing and construction markets. The 2008 non-cash impairment charges by reportable segment are as follows: Window and Door Profiles and Mouldings reportable segment are $62.6 million of goodwill and $47.2 million of other intangible assets and $2.3 million of other long-lived assets. Outdoor Building Products reportable segment are $0.1 million of other intangible assets and $0.6 million of other long-lived assets and Chlorovinyls reportable segment is $1.4 million of other intangible assets and $61.1 million of other long-lived assets. The Chlorovinyls reportable segment other long-lived assets write down of $61.1 million is primarily due to ceasing all operations and permanent shut down of the Oklahoma City, Oklahoma and Sarnia, Ontario vinyl resin manufacturing plants during 2008.

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

        Provision for (Benefit from) Income Taxes.    The benefit from income taxes from continuing operations was $21.7 million for the year ended December 31, 2008, compared with an income tax provision for continuing operations of $34.2 million for the year ended December 31, 2007. Loss from continuing operations before income taxes increased $66.4 million from 2007 to 2008. Our effective tax rate for continuing operations for 2008 and 2007 was 7.8 percent and negative 16.2 percent, respectively. The difference in the rates was due to the routine accrual of interest on ASC topic 740, Income Taxes, formerly Financial Accounting Standards Board Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48") liabilities, the reversal of interest accrued on the Quebec tax trust settlement, (described below), and a portion of our valuation allowance for deferred tax assets in Canada, which was realized as a result of the Quebec Trust Settlement, the impact of non-deductible goodwill, intangibles and other long-lived assets and the impact of the valuation allowance resulting from not recognizing a tax benefit for the deferred tax assets in Canada as we determined that we did not meet the ASC topic 740, Income Taxes, criteria to realize such benefits.

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

Liquidity and Capital Resources

        Operating Activities.    For the year ended December 31, 2009, cash flows provided by operating activities from continuing operations were $0.7 million compared with $41.4 million for the year ended December 31, 2008. The major use of cash flow for fiscal year 2009 was a $111.0 million repurchase of previously sold accounts receivable as a result of the termination and replacement of our asset securitization agreement as part of our December 2009 refinancing that included a new ABL Revolver and issuance of $500.0 million aggregate principal amount of 9.0 percent senior secured notes ("9.0 percent Notes"). Additionally we incurred approximately $21.8 million on restructuring and process improvement initiatives. Total working capital at December 31, 2009 was $340.7 million versus $225.2 million at December 31, 2008. The significant increase in working capital for fiscal year 2009 includes the $111.0 million increase in accounts receivable due to the above described termination of our asset securitization agreement and a decrease of $28.6 million in current debt. Further, since completing our debt for equity exchange, described below in "Financing Activities," we have steadily improved our vendor terms, as a result of which our accounts payable are returning to levels more in line with our historical averages for accounts payable.

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

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes") and, in conjunction with the private exchange offers, withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 and 2016 notes. After numerous extensions and amendments of the exchange offers and additional waivers and amendments under our senior secured credit facility, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and approximately 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In preparation for and prior to this debt for equity exchange, we executed a 1-for-25 reverse stock split. In September 2009, following an amendment of our charter to increase the shares of our authorized common stock to 100 million shares, approximately 30.2 million convertible preferred shares converted to an equal number of common shares. After giving effect to the debt exchange at December 31, 2009, we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes. This debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million, or approximately $15.24 per share. Cash tax payments in 2009 were $10 million. As a result of the enactment of the American Recovery and Reinvestment Act passed in 2009, we have the option to defer the federal taxes payable as a result of the debt exchange to 2014 and then pay those taxes ratably over five years. We expect to make this election when we file our 2009 federal tax return and therefore do not have a large current tax liability.

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

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $53.8 million as December 31, 2009. We have included in the table above any liability for our unrecognized income tax benefits related to audits and other tax matters that we are likely to pay within a twelve month period. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

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

        Allowance for Doubtful Accounts.    In our determination of the allowance for doubtful accounts and consistent with our accounting policy, we estimate the amount of accounts receivable that we believe are unlikely to be collected and we record an expense for that amount. Estimating this amount requires us to analyze the financial strength of our customers by analyzing leverage and coverage ratios, as well as Dun and Bradstreet ratings. In our analysis, we combine the use of historical collection experience, our accounts receivable aged trial balance and specific collectability analysis. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on December 31, 2009 and 2008 was $16.5 million and $12.3 million, respectively. No individual customer accounted for greater than 10 percent of our trade accounts receivable as of December 31, 2009 and 2008. To the extent the actual collectability of our accounts receivable differs from our estimated allowance by 10 percent, our net income would be higher or lower by approximately $1.2 million, on an after-tax basis, depending on whether the actual collectability was better or worse than the estimated allowance.

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

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009 and 2008, we had a net deferred tax liability balance of $194.3 million and $45.0 million, respectively.

        In evaluating the ability to realize our deferred tax assets we rely principally on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2009 and 2008, we had deferred tax assets for state tax credit carryforwards of $16.1 million and $4.6 million, respectively, which carry forward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2009 we had deferred tax assets for net operating loss carryforwards in the U.S. and Canada of $47.1 million and $46.9 million, respectively, of which we have a $24.3 million valuation allowance to record these deferred tax assets related to net operating losses at their estimated realizable values.

        In 2009 and 2008, we recorded a $7.3 million and $55.5 million valuation allowance, respectively, on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to the company in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical cumulative losses, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. As a result of the debt exchange completed in July 2009, we experienced a change in control as defined by the Internal Revenue Code. Because of this change in control, we will be unable to realize some of the benefit from the U.S. federal net operating loss arising before the acquisition of the Royal Group. Therefore, we no longer carry those net operating losses as a deferred tax asset. The change in control also limits our ability to realize certain expenses in the future and we have recorded deferred tax liabilities to reflect this.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 22 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 (August 16, 2010 as to the effects of the material weakness indentified in our report) expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 11, 2010 (August 16, 2010 as to the effects of the restatement discussed in Note 22)

Georgia Gulf Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2009 (Restated)	December 31, 2008 (Restated)
Assets
Cash and cash equivalents	$38,797	$89,975
Receivables, net of allowance for doubtful accounts of $16,453 in 2009 and $12,307 in 2008	208,941	117,287
Inventories	251,397	240,199
Prepaid expenses	24,002	21,360
Income tax receivables	30,306	2,264
Deferred income taxes	13,177	22,505

Total current assets	566,620	493,590
Property, plant and equipment, net	687,570	760,760
Goodwill	203,809	189,003
Intangible assets, net of accumulated amortization of $10,996 in 2009 and $9,988 in 2008	15,223	15,905
Other assets, net	116,494	150,643
Non-current assets held for sale	14,924	500

Total assets	$1,604,640	$1,610,401

Liabilities and Stockholders' Equity (Deficit)
Current portion of long-term debt	$28,231	$56,843
Accounts payable	124,829	105,052
Interest payable	2,844	16,115
Income taxes payable	1,161	3,476
Accrued compensation	16,069	9,890
Liability for unrecognized income tax benefits and other tax reserves	9,529	27,334
Other accrued liabilities	43,236	49,693

Total current liabilities	225,899	268,403
Long-term debt	710,774	1,337,307
Liability for unrecognized income tax benefits	46,796	25,642
Deferred income taxes	207,428	67,486
Other non-current liabilities	37,036	39,886

Total liabilities	1,227,933	1,738,724

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,718,367 in 2009 and 1,379,273 in 2008	337	14
Additional paid-in capital	472,018	105,815
Accumulated deficit	(89,431)	(205,550)
Accumulated other comprehensive loss, net of tax	(6,217)	(28,602)

Total stockholders' equity (deficit)	376,707	(128,323)

Total liabilities and stockholders' equity (deficit)	$1,604,640	$1,610,401

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended December 31,
	2009 (Restated)	2008 (Restated)	2007 (Restated)
Net sales	$1,990,091	$2,916,477	$3,157,270
Operating costs and expenses:
Cost of sales	1,778,998	2,717,409	2,851,426
Selling, general and administrative expenses	182,937	168,572	225,607
Long-lived asset impairment charges	21,804	175,201	158,293
Restructuring costs	6,858	21,973	3,659
Losses (gains) on sale of assets	62	(27,282)	1,304

Total operating costs and expenses	1,990,659	3,055,873	3,240,289

Operating loss	(568)	(139,396)	(83,019)

Other (expense) income:
Interest expense	(131,102)	(134,513)	(134,568)
Loss on debt modification and extinguishment, net	(42,797)	—	—
Gain on debt exchange	400,835	—	—
Foreign exchange (loss) gain	(1,400)	(4,264)	6,286
Interest income	583	1,308	805

Income (loss) from continuing operations before income taxes	225,551	(276,865)	(210,496)
Provision (benefit) for income taxes	109,432	(21,695)	34,188

Income (loss) from continuing operations	116,119	(255,170)	(244,684)
Loss from discontinued operations, net of tax of $1,524 in 2007	—	—	(10,864)

Net income (loss)	$116,119	$(255,170)	$(255,548)

Earning (loss) per share:
Basic:
Income (loss) from continuing operations	$7.32	$(191.21)	$(186.17)
(Loss) from discontinued operations	—	—	(7.91)

Net income (loss)	$7.32	$(191.21)	$(194.08)

Diluted:
Income (loss) from continuing operations	$7.32	$(191.21)	$(186.17)
(Loss) from discontinued operations	—	—	(7.91)

Net income (loss)	$7.32	$(191.21)	$(194.08)

Weighted average common shares—basic	14,903	1,378	1,374
Weighted average common shares—diluted	14,908	1,378	1,374

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands, except share data)

	Common Stock			Retained Earnings Accumulated (deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity (deficit)
			Additional Paid-In Capital
	Shares	Amount
Balance, January 1, 2007	1,376	$14	$94,376	$324,007	$(24,874)	$393,523
Comprehensive loss:
Net loss (Restated)	—	—	—	(255,548)	—	(255,548)
Adjustment to initially apply FIN No. 48	—	—	—	(2,151)	—	(2,151)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $4,288	—	—	—	—	6,964	6,964
Foreign currency translation adjustments, net of taxes of $39,477 (Restated)	—	—	—	—	68,473	68,473
Unrealized loss on derivatives, net of tax of $1,201	—	—	—	—	(1,945)	(1,945)

Total comprehensive loss (Restated)	—	—	—	—	—	(184,207)
Employee stock purchase and stock compensation plans, net of forfeitures	2	—	10,856	—	—	10,856
Retirement of common stock associated with stock compensation plans	(2)	—	(685)	—	—	(685)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(979)	—	—	(979)
Dividends	—	—	—	(11,099)	—	(11,099)

Balance, December 31, 2007 (Restated)	1,376	$14	103,568	55,209	48,618	207,409

Comprehensive loss:
Net loss (Restated)	—	—	—	(255,170)	—	(255,170)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $16,519	—	—	—	—	(23,113)	(23,113)
Foreign currency translation adjustments, net of taxes of $32,025 (Restated)	—	—	—	—	(55,116)	(55,116)
Unrealized gain on derivatives, net of tax of $609	—	—	—	—	1,009	1,009

Total comprehensive loss (Restated)	—	—	—	—	—	(332,390)
Employee stock purchase and stock compensation plans, net of forfeitures	4	1	3,301	—	—	3,302
Retirement of common stock associated with stock compensation plans	(1)	—	(110)	—	—	(110)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(945)	—	—	(945)
Dividends	—	—	—	(5,589)	—	(5,589)

Balance, December 31, 2008 (Restated)	1,379	$14	105,815	(205,550)	(28,602)	(128,323)

Comprehensive income:
Net income (Restated)	—	—	—	116,119	—	116,119
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $419	—	—	—	—	(4,469)	(4,469)
Foreign currency translation adjustments, net of taxes of $14,596, (Restated)	—	—	—	—	25,033	25,033
Unrealized gain on derivatives, net of tax of $1,105	—	—	—	—	1,821	1,821

Total comprehensive income (Restated)	—	—	—	—	—	138,504
Preferred stock issued and converted to common stock	31,582	316	357,237	—	—	357,553
Employee stock purchase and stock compensation plans, net of forfeitures	1,154	12	17,650	—	—	17,662
Retirement of common stock associated with stock compensation plans	(397)	(4)	(7,153)	—	—	(7,157)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(1,532)	—	—	(1,532)

Balance, December 31, 2009 (Restated)	33,718	$337	$472,018	$(89,431)	$(6,217)	$376,707

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009 (Restated)	2008 (Restated)	2007 (Restated)
Operating activities:
Net income (loss)	$116,119	$(255,170)	$(255,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,690	143,718	150,210
Loss on debt modification and extinguishment, net	42,797	—	—
Gain on debt exchange	(400,835)	—	—
Loan fair value gain amortization	12,944	—	—
Foreign exchange (gain) loss	(938)	7,108	(10,357)
Deferred income taxes	133,283	(23,435)	20,845
Tax deficiency related to stock plans	(1,630)	(945)	(1,142)
Goodwill, intangibles and other long-lived asset impairment charges	21,866	175,201	158,293
Stock based compensation	17,663	3,302	10,856
Losses (gains) on sale of assets	218	(27,282)	1,304
Other non-cash items	762	10,717	22,494
Change in operating assets and liabilities:
Receivables	2,362	117,591	43,038
Securitization of trade receivables	(111,000)	(36,000)	19,000
Inventories	1,112	97,704	541
Prepaid expenses and other current assets	(5,371)	(2,472)	11,381
Accounts payable	5,462	(117,437)	8,628
Interest payable	40,397	(1,637)	(3,494)
Accrued income taxes	(2,493)	8,603	6,728
Accrued compensation	5,261	(20,996)	(7,238)
Other accrued liabilities	(7,930)	(31,627)	(38,358)
Other	12,984	(5,551)	(9,022)

Net cash provided by operating activities from continuing operations	723	41,392	128,159
Net cash provided by operating activities from discontinued operations	—	—	398

Net cash provided by operating activities	723	41,392	128,557

Investing activities:
Proceeds from insurance recoveries related to property, plant and equipment	1,980	7,308	—
Capital expenditures	(30,085)	(62,545)	(83,670)
Proceeds from sale of assets	2,080	79,806	105,259

Net cash (used in) provided by investing activities	(26,025)	24,569	21,589

Financing activities:
Borrowings on revolving line of credit	254,301	1,005,904	1,042,708
Repayments on revolving line of credit	(389,523)	(898,186)	(1,049,949)
Borrowings on ABL revolver	56,462	—	—
Long-term debt payments	(367,402)	(74,004)	(224,505)
Long-term debt proceeds	496,739	—	95,865
Fees paid to amend or issue debt facilities	(79,749)	(9,823)	(3,241)
Tax benefits from employee share-based exercises	98	—	—
Stock compensation plan activity	(25)	(110)	(685)
Dividends	—	(8,379)	(11,099)

Net cash (used in) provided by financing activities	(29,099)	15,402	(150,906)

Effect of exchange rate changes on cash and cash equivalents	3,223	(615)	346

Net change in cash and cash equivalents	(51,178)	80,748	(414)
Cash and cash equivalents at beginning of year	89,975	9,227	9,641

Cash and cash equivalents at end of year	$38,797	$89,975	$9,227

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

	December 31,
In thousands	2009	2008
Unrealized gain (loss) on derivative contracts	$160	$(1,661)
Pension liability adjustment including affect of ASC topic 715	(23,377)	(18,908)
Currency translation adjustment	17,000	(8,033)

Total accumulated other comprehensive loss	$(6,217)	$(28,602)

        Stock-Based Compensation.    Stock based compensation is accounted for in accordance with ASC topic 718, Compensation-Stock Compensation, using the modified prospective method of adoption. ASC topic 718 requires all share- based payments to employees, including grants of employee stock options, restricted stock, restricted stock units and non-employee director deferred shares and restricted stock units to be recognized in the financial statements based on their fair values at the grant date.

        ASC topic 718 required the elimination of unearned compensation (contra- equity account) related to earlier awards against the appropriate equity accounts, additional paid-in capital, in our circumstance. ASC topic 718 requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statements of cash flows as a financing activity cash inflow.

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

        In computing diluted earnings per share for the year ended December 31, 2009, options to purchase common stock of 0.2 million shares were not included due to their anti-dilutive effect. In computing diluted loss per share for the years ended December 31, 2008 and 2007, all common stock equivalents were excluded as a result of their anti-dilutive effect.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Computations of basic and diluted earnings (loss) per share are presented in the following table:

Basic and Diluted Earnings (Loss) Per Share—Two-class Method

	Year ended December 31,
In thousands, except per share data	2009	2008 (a)	2007 (a)
Basic Earnings (loss) per share
Undistributed income (loss)	$116,119	$(263,550)	$(266,647)
Restricted stock ownership	6%	—%	—%

Restricted stock interest on undistributed income	$6,972	$—	$—

Weighted average restricted shares—Basic	952	16	12
Total restricted stockholders' basic earnings per share	$7.32	$—	$—
Undistributed income (loss)	$116,119	$(263,550)	$(266,647)
Common stock ownership	94%	100%	100%

Common stockholders' interest in undistributed income (loss)	$109,147	$(263,550)	$(266,647)

Weighted average common shares—Basic	14,903	1,378	1,374
Total common stockholders' basic earnings (loss) per share	$7.32	$(191.21)	$(194.08)

Total basic earnings (loss) per share	$7.32	$(191.21)	$(194.08)
Total basic loss per share from discontinued operations	—	—	(7.91)

Total basic earnings (loss) per share from continuing operations	$7.32	$(191.21)	$(186.17)

Diluted earnings (loss) per share
Undistributed income (loss)	$116,119	$(263,550)	$(266,647)
Deduct: Undistributed earnings—restricted stock	$6,972	—	—

Common stockholders' interest in undistributed income (loss) used in diluted earnings per share	$109,147	$(263,550)	$(266,647)

Weighted average common shares—Basic	14,903	1,378	1,374
Stock options	5	—	—

Weighted average common shares—Diluted	14,908	1,378	1,374

Total diluted earnings (loss) per share	$7.32	$(191.21)	$(194.08)

Total diluted earnings (loss) per share	$7.32	$(191.21)	$(194.08)
Total diluted loss per share from discontinued operations	—	—	(7.91)

Total diluted earnings (loss) per share from continuing operations	$7.32	$(191.21)	$(186.17)

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

        Assets Held-For-Sale.    As part of our cost reduction initiatives strategic plan, we also continue to sell certain non-core assets and businesses. Assets held for sale include U.S. and Canadian real estate totaling $14.9 million at December 31, 2009 and U.S. real estate totaling $0.5 million at December 31, 2008. In March 2008, we executed a contingent sale agreement and received net proceeds of $12.6 million for certain Canadian real estate. The contingency was based on the buyer satisfying certain property zoning conditions. The contingency was resolved in June 2008. This transaction resulted in a $3.3 million loss recorded in March 2008. In June 2008, we sold property for $3.2 million and received $1.2 million in cash and a short-term note for $2.0 million. Both gains and losses resulting from each transaction are included in (gains) losses on sale of assets in the accompanying condensed consolidated statement of operations for the year ended December 31, 2008. See Note 4.

        Divestitures.    In March 2008, we sold the assets and operations of our outdoor storage buildings business that were previously a part of our outdoor building products segment. The outdoor storage buildings business was sold for $13.0 million and resulted in a loss of approximately $4.6 million. We sold the land and building from our Winnipeg, Manitoba Window and Door Profiles plant for $4.5 million, resulting in a recognized gain of $0.3 million in March 2008. In June 2008, we sold land for net proceeds of $36.5 million, which resulted in a gain of $28.8 million. Additionally, in June 2008, we sold and leased back equipment for $10.6 million resulting in a $2.2 million currently recognized gain, a short-term deferred gain of $0.8 million and a non-current deferred gain of $7.2 million. The deferred gain will be recognized ratably over the term of the equipment leases. In addition we sold the Oklahoma City, Oklahoma polyvinyl chloride ("PVC" or "vinyl resin") plant in December 2008 for $1.3 million. See Note 4.

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

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound PVC manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC 420-10 and related accounting standards. We expect to pay these termination benefits and other qualified restructuring activity costs through December 2010 as employees are being paid on a salary continuance basis rather than a lump sum. In addition, plant remediation or environmental costs associated with the closing of these facilities are expected to be paid through June 2010. Any costs incurred associated with the Fourth Quarter 2008 Restructuring Plan that will benefit future periods, such as relocation costs, will be expensed in the periods incurred. Total restructuring expenses incurred for the year ended December 31, 2009 includes a $4.0 million credit adjustment for the wind up of the Canadian pension plan (see Note 15). The amount is noted as a reduction in the additions column in the table below. Additionally, future costs for the Fourth Quarter 2008 Restructuring Plan are estimated to be approximately $0.3 million, consisting of future severance and non-workforce related costs. We incurred severance and non-workforce related costs for the year ended December 31, 2007 associated with a 2007 restructuring plan, which is included in the table below.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACTIVITIES (Continued)

        In the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, transportation management and indirect sourcing cost reduction initiatives among other areas of the business, with the ultimate goal to restructure our businesses and improve and sustain profitability for the long-term. For the year ended December 31, 2009, we incurred $2.5 million related to fees paid to these consultants to advise us on the restructuring strategies noted above which are included in restructuring costs in the consolidated statements of operations. Restructuring reserves are included in other accrued liabilities in the consolidated balance sheets.

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

9. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill Impairment Charges.    There were no goodwill impairment charges in 2009. Goodwill impairment charges totaled $62.6 million and $125.1 million in 2008 and 2007, respectively. We performed our annual impairment testing for goodwill and other intangible assets in accordance with ASC topic 350 sub-topic 020 Goodwill. We evaluate goodwill and other intangible assets for impairment using the two-step process prescribed by ASC topic 350. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

evaluations utilized discounted cash flow analyses and market multiple analyses in estimating fair value. Our weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Our weighting of the two approaches ranges from 50% to 100% of discounted cash flows and nil to 50% of the market approach. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. From October 1, 2009 (our annual testing date) to December 31, 2009, our stock price and resulting market capitalization significantly declined. We do not believe this decline in market capitalization is permanent and we have evaluated the factors contributing to such decline and have considered such in our impairment testing. Our evaluation of the market capitalization decline included reconsidering our cash flow projections and discount rates utilized in our October 1, 2009 impairment test and evaluating whether they remained appropriate as of December 31, 2009. We further evaluated our reporting units with significant goodwill using a 100 basis point increase in our discount rates above those that were supported by our valuation work on the basis that a change in such assumptions may cause a change in the results of the analyses performed; however, it did not. Similar overall analyses were performed in 2008 and 2007. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan; it is possible that goodwill not currently impaired may become impaired in the future.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the years ended December 31, 2009, 2008 and 2007.

In thousands	Chlorovinyls	Window and Door Profiles and Mouldings	Outdoor Building Products	Total
Gross goodwill at January 1, 2007	$221,357	$135,756	$20,011	$377,124
Foreign currency translation adjustment	23,990	(1)	3,334	27,323
Adjustment to preliminary purchase allocation of Royal Group	860	3,428	(1,383)	2,905

Gross goodwill at December 31, 2007	246,207	139,183	21,962	407,352
Accumulated impairment losses at January 1, 2007	—	—	—	—
Impairment charges	(55,487)	(49,763)	(19,820)	(125,070)

Accumulated impairment losses at December 31, 2007	(55,487)	(49,763)	(19,820)	(125,070)

Net goodwill at December 31, 2007	$190,720	$89,420	$2,142	$282,282

Gross goodwill at December 31, 2007	$246,207	$139,183	$21,962	$407,352
Settlement of pre-acquisition tax contingency and other	—	(15,045)	(262)	(15,307)
Foreign currency translation adjustment	(21,569)	6,429	(209)	(15,349)

Gross goodwill at December 31, 2008	224,638	130,567	21,491	376,696
Accumulated impairment losses at December 31, 2007	(55,487)	(49,763)	(19,820)	(125,070)
Impairment charges	—	(62,623)	—	(62,623)

Accumulated impairment losses at December 31, 2008	(55,487)	(112,386)	(19,820)	(187,693)

Net goodwill at December 31, 2008	$169,151	$18,181	$1,671	$189,003

Gross goodwill at December 31, 2008	$224,638	$130,567	$21,491	$376,696
Foreign currency translation adjustment	14,806	—	—	14,806

Gross goodwill at December 31, 2009	239,444	130,567	21,491	391,502
Accumulated impairment losses at December 31, 2009	(55,487)	(112,386)	(19,820)	(187,693)

Net goodwill at December 31, 2009	$183,957	$18,181	$1,671	$203,809

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

        The Fifth Amendment to the senior secured credit facility was accounted for as an extinguishment of the Term Loan B in accordance with ASC subtopic 50 section 40, Debt Modifications and Extinguishments. As required by ASC subtopic 50 section 40, due to the fact that the Fifth and Fourth Amendment were within the same consecutive twelve month period, the evaluation compared the present value of future cash flows under the terms of the Fifth Amendment to the present value of the remaining cash flows under the terms of the Term Loan B agreement prior to the Fourth Amendment. We determined that the net present value of the Term Loan B future cash flows under the terms of the Fifth Amendment was more than 10 percent different from the present value of the remaining cash flows under the terms of the Term Loan B agreement prior to the Fourth Amendment. Due to the substantial difference, we determined an extinguishment of debt had occurred with the Fifth Amendment. Accordingly, we recorded the amended Term Loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term Loan B and the carrying value of the original Term Loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain and is included in loss on debt modification and extinguishment, net in the consolidated statement of operations for the year ended December 31, 2009. The difference between the fair value and the carrying value of the Term Loan B on the date of the modification was $142.3 million and was recorded as a debt discount against the principal amount of the Term Loan B. The $142.3 million Term Loan B debt discount was being accreted ratably as interest expense over the remaining term of the Term Loan B. The December 22, 2009 full extinguishment of the senior secured credit facility resulted in a loss of $163.8 million including the write off of the unamortized debt discount of $129.4 million and the related deferred financing fees, and is included in loss on modification and extinguishment of debt, net in the consolidated statement of operations for the year ended December 31, 2009.

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

        In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors, this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the exchanged notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the debt for equity exchange represents basic earnings per share of approximately $15.24 for the year ended December 31, 2009. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows, market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity exchanged was primarily derived by projected future cash flows, we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis point increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

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

        We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order (UAO) from this USEPA regional office. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems. In addition, on December 17, 2009, we received a Notice of Potential Penalty (NOPP) from the Louisiana Department of Environmental

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Quality. The NOPP contains allegations of violation that may potentially be similar in nature to allegations of violation by USEPA discussed above. The NOPP does not identify a specific penalty amount. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We do not know the total cost of monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. STOCK-BASED COMPENSATION

        On September 17, 2009, our stockholders approved the 2009 Equity and Performance Incentive Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of up to 3,033,000 (post the 1—for—25 reverse split) shares of our common stock. On July 27, 2009, the 2009 Plan was adopted in connection with the completion of our private debt for equity exchange described in Note 10. Additionally, on July 27, 2009 restricted share units for 2,274,745 shares in the aggregate were granted under the 2009 Plan. The fair value used to determine stock compensation for this grant was the closing stock price of our common stock on July 27, 2009, the date of grant.

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

        Additional Information.    At December 31, 2009 and 2008 the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and for pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. EMPLOYEE RETIREMENT PLANS (Continued)

        Expected Cash Flows.    We expect to make contributions of $1.4 million to our pension plans during 2010. Our expected contribution in the form of direct benefit payments for 2010 is approximately $0.4 million for all pension plans. Expected benefit payments for all pension plans are as follows:

In thousands	Pension Benefits
Expected benefit payments:
2010	4,983
2011	5,512
2012	6,119
2013	6,772
2014	7,388
2015-2019	45,375

16. INCOME TAXES

        For the years ended December 31, 2009, 2008 and 2007, income (loss) from continuing operations before taxes consists of the following:

	Year Ended December 31,
In thousands	2009	2008	2007
U.S. operations	$253,795	$(143,030)	$(11,115)
Foreign operations	(28,244)	(133,835)	(199,381)

Total	$225,551	$(276,865)	$(210,496)

        The provision for (benefit from) income taxes from continuing operations consists of the following:

	Year Ended December 31,
In thousands	2009	2008	2007
Current income taxes:
Federal	$(22,177)	$8,871	$1,193
State	1,721	973	235
Foreign	(1,267)	(2,342)	2,854

Total current	(21,723)	7,502	4,282

Deferred income taxes:
Federal	116,243	(25,828)	(361)
State	14,912	(2,332)	678
Foreign	—	(1,037)	29,589

Total deferred	131,155	(29,197)	29,906

Provision for (benefit from) income taxes	$109,432	$(21,695)	$34,188

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        Income tax expense attributable to income (loss) before income taxes from continuing operations differs from the amounts computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes from continuing operations as follows:

	Year Ended December 31,
In thousands	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	0.4	(0.1)
Difference between U.S. and foreign tax rates	1.7	(2.4)	(2.6)
Tax Credits	(3.6)	—	—
Manufacturing deduction	—	—	(0.1)
Non-deductible compensation	0.6	—	(0.2)
Percentage depletion	(0.3)	0.2	0.3
Legislation changes impacting rate	—	(0.2)	(0.8)
Debt Restructuring	8.4	—	—
Change in valuation allowance	3.2	(18.4)	(20.4)
Interest accruals on unrecognized income tax benefits	(0.7)	0.1	(3.8)
Non-deductible goodwill, other intangibles and other long-lived asset impairment	—	(7.5)	(21.3)
Other, net	0.6	0.6	(2.2)

Effective income tax rate	48.5%	7.8%	(16.2)%

        Cash payments for income taxes during 2009, 2008 and 2007 were $10.0 million, $27.9 million and $9.4 million, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        Our net deferred tax liability consisted of the following major items:

	December 31,
In thousands	2009	2008
Deferred tax assets:
Receivables	$2,782	$2,762
Inventories	5,148	5,667
Vacation accrual	—	19
Foreign currency loss	—	12,685
Net operating loss carryforwards	47,126	46,877
Employee compensation	9,574	9,651
Accrued liabilities	2,550	7,373
Tax credits	21,632	11,304
Spare parts inventories	83	872
Environmental	1,892	1,571
Other Financing	—	8,814
Property, plant and equipment—foreign	61,485	—
Pension	6,765	7,505
Federal benefit of state unrecognized tax benefits	1,712	2,414
Valuation allowance	(99,562)	(82,319)

Total deferred tax assets	61,187	35,195
Deferred tax liability:
Property, plant and equipment—domestic	(120,300)	(51,252)
Intangible assets	(73,470)	(19,004)
Foreign currency translation	(1,852)	(9,645)
Other	(2,737)	(275)
Debt Restructuring	(46,975)	—
Foreign currency loss (gain)	(10,104)	—

Total deferred tax liability	(255,438)	(80,176)

Net deferred tax liability	$(194,251)	$(44,981)

        As of December 31, 2009, we had U.S. federal, state and foreign net operating loss carryforwards ("NOLs"). Our foreign NOLs principally relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2009, and the years in which they will expire, are as follows (in thousands):

Jurisdiction	NOL amount	Year of expiration
U.S. federal	54,220	2020-2024
U.S. state	74,815	2012-2029
Canada federal	111,979	2011-2029
Canada provincial	111,979	2010-2029

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        As a result of the debt exchange completed in July 2009, we experienced a change in control as defined by the Internal Revenue Code. Because of this change in control, we will be unable to realize some of the benefit from the U.S. federal net operating losses arising before the acquisition of the Royal Group. Therefore, we no longer carry those net operating losses as a deferred tax asset. This change in control will also limit our ability to deduct certain expenses in the future and we have recorded deferred tax liabilities to reflect this. The debt exchange may also limit our ability to realize the benefit of the previously accrued state net operating losses and we have recorded a valuation allowance to offset that tax benefit. In addition, in 2009 and 2008 we recorded a $7.3 million and a $55.5 million valuation allowance, respectively, on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies available to us in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets.

        Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2009 will result in an income tax benefit if realized in a future year of $99.6 million.

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

Adoption of ASC topic 740, Accounting for Income Taxes.

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

        As of December 31, 2009 and 2008, our liability for unrecognized income tax benefits was approximately $53.8 million and $50.7 million, respectively. Of these amounts, as of December 31, 2009 and 2008, approximately $23.6 million and $20.8 million, respectively, relates to accrued interest and penalties. If recognized, all of this amount would affect our effective tax rate. The implementation of ASC topic 740 resulted in an increase in the liability for unrecognized tax benefits of approximately $2.6 million, a decrease in retained earnings as of January 1, 2007 of approximately $2.2 million and an increase in goodwill of approximately $1.8 million. For the years ended December 31, 2009, 2008 and 2007, we recognized approximately $1.5 million, $5.7 million and $9.4 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits increased during the year ended December 31, 2009, primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense related to our liabilities for unrecognized tax benefits, offset by the lapsing of the statute of limitations on certain issues. Prior to the adoption of ASC topic 740 we accounted for reserves for income tax contingencies in accordance with ASC topic 450, Contingencies. During 2010, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is about $3.2 million.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        A reconciliation of the liability for unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 follows:

In thousands	2009	2008	2007
Balance as of beginning of the year	$50,732	$107,469	$88,939
Additions for current year tax positions	141	719	—
Additions for prior year tax positions (including interest & penalties of $3,301, $5,871 and $9,443 for the years ended December 31, 2009, 2008 and 2007, respectively)	3,301	6,189	10,735
Reductions for prior year tax positions	(416)	(26,096)	(195)
Settlements	(1,607)	(23,581)	(1,184)
Reductions related to expirations of statute of limitations	(6,117)	(2,645)	(3,867)
Foreign currency translation	7,749	(11,323)	13,041

Balance as of the end of the year	$53,783	$50,732	$107,469

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

        Interest Rate Risk Management.    We maintained floating rate debt, which exposes us to changes in interest rates. Our policy was to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designated all our interest rate derivatives as cash flow hedges. At December 31, 2009 and 2008, we had interest rate swaps with notional amounts of nil and $75 million, respectively, designated as cash flow hedges of underlying floating rate debt obligations with estimated fair values as liabilities of nil and $2.9 million, respectively. At December 31, 2008, $2.9 million were current liabilities. Our last interest rate swap hedge expired in November 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments was recorded to accumulate other comprehensive income ("AOCI") until the underlying interest payments were realized. The unrealized amounts in AOCI fluctuated based on changes in the fair value of open contracts at the end of each reporting period. During 2009, 2008 and 2007, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Segments

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Unallocated and Other		Total
Year Ended December 31, 2009:
Net sales	$940,639	$321,305	$323,696	$404,451	$—		$1,990,091
Intersegment revenues	237,109	—	1,402	107	(238,618)		—

Total net sales	1,177,748	321,305	325,098	404,558	(238,618)		1,990,091
Long-lived asset impairment charges	201	—	21,603	—	—		21,804
Restructuring costs	(19)	—	3,320	1,089	2,468		6,858
(Gains) losses on sale of assets	—	—	(24)	86	—		62
Operating income (loss)	79,469	16,884	(33,767)	7,054	(70,208	) (1)	(568)
Depreciation and amortization	60,362	4,297	26,873	10,973	15,185		117,690
Capital expenditures	21,553	188	3,982	4,361	—		30,084
Total assets	895,375	78,201	309,996	227,519	93,549		1,604,640
Year Ended December 31, 2008:
Net sales	$1,379,957	$618,837	$408,880	$508,803	$—		$2,916,477
Intersegment revenues	287,321	—	3,121	1,750	(292,192)		—

Total net sales	1,667,278	618,837	412,001	510,553	(292,192)		2,916,477
Long-lived asset impairment charges	62,535	—	112,126	727	(187)		175,201
Restructuring costs	10,579	—	1,445	8,709	1,240		21,973
(Gains) losses on sale of assets	(1,689)	—	1,210	2,027	(28,830)		(27,282)
Operating income (loss)	60,205	(34,979)	(136,658)	(26,917)	(1,047	) (2)	(139,396)
Depreciation and amortization	73,413	5,701	42,707	14,212	7,685		143,718
Capital expenditures	39,516	485	15,587	6,957	—		62,545
Total assets	825,109	50,269	367,904	258,514	108,605		1,610,401
Year Ended December 31, 2007:
Net sales	$1,409,129	$666,923	$507,968	$573,250	$—		$3,157,270
Intersegment revenues	294,808	—	2,953	10,276	(308,037)		—

Total net sales	1,703,937	666,923	510,921	583,526	(308,037)		3,157,270
Long-lived asset impairment charges	55,481	—	61,245	41,567	—		158,293
Restructuring costs	306	—	2,315	1,038	—		3,659
(Gains) losses on sale of assets	37	—	571	370	326		1,304
Operating income (loss)	52,122	10,459	(53,810)	(50,864)	(40,926	) (1)	(83,019)
Loss from discontinued operations, net of a tax	—	—	—	—	(10,864)		(10,864)
Depreciation and amortization	72,021	6,987	45,941	18,396	6,865		150,210
Capital expenditures	59,449	46	15,922	8,253	—		83,670
Total assets	1,046,417	152,000	572,728	321,381	109,138		2,201,664

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

        Net assets (liabilities) are attributable to geographic areas based on the location of the legal entity. Net assets (liabilities) by geographic locations are as follows:

	December 31,
In thousands	2009	2008
Net (liabilities) assets:
United States	$513,138	$(43,206)
Non-U.S.	(136,431)	(85,117)

Total	$376,707	$(128,323)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

As Previously Reported

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

        The corresponding restated 2008 and 2009 quarterly data has been included in the amended quarterly reports for the periods ended September 30, 2009 and March 31, 2010, respectively. Restated second quarter 2009 information has been included in the quarterly report for the period ended June 30, 2010. See Note 22 for a description of the restatement.

Adjustments

In thousands, except per share data*	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
2009
Income (loss) from continuing operations	$197	$5,617	$(38,735)	$3,250
Net income (loss)	197	5,617	(38,735)	3,250
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.14	4.04	(1.55)	0.09
Net income (loss)	0.14	4.04	(1.55)	0.09
Diluted earnings (loss) per share
Income (loss) from continuing operations	0.14	4.03	(1.55)	0.09
Net income (loss)	0.14	4.03	(1.55)	0.09
2008
Operating (loss) income	—	—	—	758
(Loss) income from continuing operations	190	1,030	265	989
Net (loss) income	190	1,030	265	989
Basic (loss) earnings per share:
(Loss) income from continuing operations	0.14	0.74	0.19	0.72
Net (loss) income	0.14	0.74	0.19	0.72
Diluted (loss) earnings per share
(Loss) income from continuing operations	0.14	0.74	0.19	0.72
Net (loss) income	0.14	0.74	0.19	0.72

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Restated

In thousands, except per share data*	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
2009
Net sales	$407,331	$524,343	$556,342	$502,075
Gross margin	15,009	75,382	83,699	37,001
Operating (loss) income	(25,704)	5,130	38,596	(18,588)
Income (loss) from continuing operations	48,482	2,666	191,416	(126,444)
Net income (loss)	48,482	2,666	191,416	(126,444)
Basic earnings (loss) per share:
Income (loss) from continuing operations	34.65	1.91	7.66	(3.83)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	34.65	1.91	7.66	(3.83)
Diluted earnings (loss) per share
Income (loss) from continuing operations	34.65	1.90	7.65	(3.83)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	34.65	1.90	7.65	(3.83)
Dividends per common share	—	—	—	—
2008
Net sales	$712,460	$849,843	$818,564	$535,609
Gross margin	29,073	72,076	62,061	35,856
Operating (loss) income	(44,769)	63,102	14,248	(171,978)
(Loss) income from continuing operations	(69,305)	28,971	(17,137)	(197,700)
Net (loss) income	(69,305)	28,971	(17,137)	(197,700)
Basic (loss) earnings per share:
(Loss) income from continuing operations	(52.40)	18.75	(14.45)	(143.34)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(52.40)	18.75	(14.45)	(143.34)
Diluted (loss) earnings per share
(Loss) income from continuing operations	(52.40)	18.75	(14.45)	(143.34)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(52.40)	18.75	(14.45)	(143.34)
Dividends per common share	2.00	2.00	2.00	—

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	424,695	59,620	(425,695)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	18,790	4,608	—	24,002
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	13,177	—	—	13,177

Total current assets	150,925	687,280	154,110	(425,695)	566,620
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	844,504	608	—	(845,112)	—

Total assets	$1,453,202	$1,341,088	$517,404	$(1,707,054)	$1,604,640

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	420,364	100,144	30,016	(425,695)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax benefits and other tax reserves	—	3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	451,939	129,251	70,404	(425,695)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax benefits	—	6,536	40,260	—	46,796
Deferred income taxes	15,211	193,743	(1,526)	—	207,428
Other non-current liabilities	5,007	29,991	2,038	—	37,036

Total liabilities	1,076,495	359,562	653,818	(861,942)	1,227,933

Total stockholders' equity (deficit)	376,707	981,526	(136,414)	(845,112)	376,707

Total liabilities and stockholders' equity (deficit)	$1,453,202	$1,341,088	$517,404	$(1,707,054)	$1,604,640

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$15,632	$1,598,653	$522,231	$(146,425)	$1,990,091
Operating costs and expenses:
Cost of sales	—	1,459,803	448,256	(129,061)	1,778,998
Selling, general and administrative expenses	52,228	82,328	65,745	(17,364)	182,937
Long-lived asset impairment charges	—	12,204	9,600	—	21,804
Restructuring costs	2,468	1,261	3,129		6,858
Losses (gains) on sale of assets		—	62		62

Total operating costs and expenses	54,696	1,555,596	526,792	(146,425)	1,990,659

Operating (loss) income	(39,064)	43,057	(4,561)	—	(568)
Other income (expense) :
Interest expense, net	(141,911)	29,905	(18,513)	—	(130,519)
Loss on debt modification and extinguishment, net	(28,816)	—	(13,981)	—	(42,797)
Gain on debt exchange	400,835				400,835
Foreign exchange gain (loss)	44	49	(1,493)	—	(1,400)
Equity in income of subsidiaries	14,301	(19,683)	—	5,382	—
Intercompany interest income (expense)	6,685	—	(6,685)	—	—

Income (loss) from continuing operations before income taxes	212,074	53,328	(45,233)	5,382	225,551
Provision for income taxes	95,955	14,744	(1,267)	—	109,432

Net income (loss)	$116,119	$38,584	$(43,966)	$5,382	$116,119

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$13,563	$2,423,523	$708,995	$(229,604)	$2,916,477
Operating costs and expenses:
Cost of sales	3	2,277,015	644,206	(203,815)	2,717,409
Selling, general and administrative expenses	22,989	82,739	88,633	(25,789)	168,572
Goodwill, intangibles and other long-lived asset impairment charges	—	128,561	46,640	—	175,201
Restructuring costs	982	2,850	18,141	—	21,973
(Gains) losses on sale of assets	—	(31,074)	3,792	—	(27,282)

Total operating costs and expenses	23,974	2,460,091	801,412	(229,604)	3,055,873

Operating (loss) income	(10,411)	(36,568)	(92,417)	—	(139,396)
Other income (expense) :
Interest expense, net	(129,541)	11,131	(14,795)	—	(133,205)
Foreign exchange gain (loss)	(432)	(19)	(3,813)	—	(4,264)
Equity in income of subsidiaries	(144,411)	(10,247)	—	154,658	—
Intercompany interest income (expense)	20,207	—	(20,207)	—	—

(Loss) income from continuing operations before income taxes	(264,588)	(35,703)	(131,232)	154,658	(276,865)
(Benefit) provision for income taxes	(9,418)	(7,209)	(5,068)	—	(21,695)

Net (loss) income	$(255,170)	$(28,494)	$(126,164)	$154,658	$(255,170)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,041	$2,348,938	$879,415	$(83,124)	$3,157,270
Operating costs and expenses:
Cost of sales	—	2,152,425	751,475	(52,474)	2,851,426
Selling, general and administrative expenses	28,322	100,214	127,721	(30,650)	225,607
Goodwill, intangibles and other long-lived asset impairment charges	—	20,020	138,273	—	158,293
Restructuring costs	—	388	3,271		3,659
(Gains) losses on sale of assets	—	—	1,304		1,304

Total operating costs and expenses	28,322	2,273,047	1,022,044	(83,124)	3,240,289

Operating (loss) income	(16,281)	75,891	(142,629)	—	(83,019)
Other income (expense) :
Interest expense, net	(123,298)	2,414	(12,879)	—	(133,763)
Foreign exchange gain (loss)	10,601	344	(4,659)	—	6,286
Equity in income of subsidiaries	(142,052)	(16,304)	—	158,356	—
Intercompany interest income (expense)	31,340	—	(31,340)	—	—

(Loss) income from continuing operations before income taxes	(239,690)	62,345	(191,507)	158,356	(210,496)
(Benefit) provision for income taxes	15,858	(10,648)	28,978	—	34,188

Net (loss) income from continuing operations	(255,548)	72,993	(220,485)	158,356	(244,684)

Loss from discontinued operations	—	(2,834)	(8,030)		(10,864)

Net (loss) income	$(255,548)	$70,159	$(228,515)	$158,356	$(255,548)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Year Ended December 31, 2007

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) continuing operations	$51,735	$52,952	$23,472	$—	$128,159
Net cash (used in) provided by discontinued operations	—	—	398	—	398

Net cash provided by operating activities	51,735	52,952	23,870	—	128,557

Investing activities:
Capital expenditures	(112)	(65,814)	(17,744)	—	(83,670)
Proceeds from sale of property, plant and equipment	—	5,652	99,607	—	105,259
Distribution from affiliates in excess of earnings	27,322	4,177	—	(31,499)	—

Net cash provided by (used in) investing activities	27,210	(55,985)	81,863	(31,499)	21,589

Financing activities:
Net change in revolving line of credit	(5,950)	—	(1,291)	—	(7,241)
Long-term debt payments	(224,075)	(52)	(378)	—	(224,505)
Intercompany financing	165,916	—	(165,916)	—	—
Distribution to owner	—	—	(31,499)	31,499	—
Proceeds from sales leaseback of property	—	—	95,865	—	95,865
Fees paid to issue debt	(3,241)	—	—	—	(3,241)
Stock compensation plan activity	(685)	—	—	—	(685)
Dividends paid	(11,099)	—	—	—	(11,099)

Net cash provided by (used in) financing activities	(79,134)	(52)	(103,219)	31,499	(150,906)

Effect of exchange rate changes on cash and cash equivalents	189	—	157	—	346
Net change in cash and cash equivalents	—	(3,085)	2,671	—	(414)
Cash and cash equivalents at beginning of year	—	11,400	(1,759)	—	9,641

Cash and cash equivalents at end of year	$—	$8,315	$912	$—	$9,227

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our provision for income taxes to be understated by $36.4 million and our net income to be overstated by $36.4 million, each for the year ended December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        In addition, we have determined that in 2007 and continuing through the quarter ended March 31, 2010, there were misapplications of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long-term liability for unrecognized income tax benefits to be overstated as of December 31, 2007, 2008 and 2009 by $3.1 million, $4.7 million and $12.6 million, respectively, with an overstatement of our income tax expense by $1.0 million, $1.7 million and $6.7 million, for the same periods, respectively.

        In the fourth quarter of 2007, management determined that our deferred tax assets in Canada were not more likely than not to be realized and we recorded a valuation allowance against our deferred tax assets in Canada of $52.1 million. At the time we recorded this initial valuation allowance we did not take into account approximately $9.0 million of uncertain tax positions that should have been evaluated in this analysis. Consequently, the valuation allowance against the deferred tax assets was overstated by $9.0 million and income tax expense was overstated by $9.0 million for the year ended December 31, 2007.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The other misapplication of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of December 31, 2007, 2008 and 2009, with a corresponding understatement of goodwill by $1.2 million as of March 31, 2007 that was subsequently impaired and an understatement of our net deferred tax liabilities of approximately $6.2 million. In addition, as a result of using the incorrect statute of limitations period described above, $0.7 million and $0.8 million of uncertain tax positions should have been reversed in 2007 and 2008, respectively, which would have resulted in a corresponding decrease in goodwill of the same amounts. In the fourth quarter of 2007 and 2008, we recorded impairment charges of $159.0 million and $176.0 million, respectively, to write our assets down to their estimated fair value. Consequently, the impairment charges for the years ended December 31, 2007 and 2008 were overstated by $0.7 million and $0.8 million, respectively.

        As a result of the foregoing, as of and for the year ended December 31, 2009, deferred tax assets were overstated by $0.9 million, the liability for unrecognized tax benefits was overstated by $17.6 million, deferred tax liabilities were understated by $33.0 million, accumulated deficit was understated by $16.7 million and provision for income taxes was understated by $29.7 million and net income was overstated by $29.7 million. As of and for the year ended December 31, 2008, the liability for unrecognized tax benefits was overstated by $9.0 million, deferred tax liabilities were overstated by $2.7 million, accumulated deficit was overstated by $13.0 million, accumulated other comprehensive loss, net of tax, was understated by $1.3 million, long-lived asset impairment charges were overstated by $0.8 million, the benefit for income taxes was understated by $1.7 million and net loss was overstated by $2.5 million. As of and for the year ended December 31, 2007, retained earnings were understated by $10.5 million, long-lived asset impairment charges were overstated by $0.7 million, the provision for income taxes was overstated by $9.8 million and net loss was overstated by $10.5 million.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following tables present the consolidated balance sheet, statement of operations and statement of cash flows accounts and financial statement line items as reported herein that were impacted by the restatement (all amounts are in thousands, except per share amounts):

	As of and for the year ended December 31, 2009
	As Previously Stated	Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002
Deferred income taxes (assets)	$14,108	$(931)	$13,177
Total current assets	$567,845	$(1,225)	$566,620
Total assets	$1,605,865	$(1,225)	$1,604,640
Liability for unrecognized income tax benefits	$64,371	$(17,575)	$46,796
Deferred income taxes (liability)	$174,457	$32,971	$207,428
Total liabilities	$1,212,537	$15,396	$1,227,933
Accumulated deficit	$(72,713)	$(16,718)	$(89,431)
Accumulated other comprehensive loss, net of tax	$(6,314)	$97	$(6,217)
Total stockholders' equity (deficit)	$393,328	$(16,621)	$376,707
Total liabilities and stockholders' equity (deficit)	$1,605,865	$(1,225)	$1,604,640
Statement of operations accounts impacted by restatement:
Provision for income taxes	$79,762	$29,670	$109,432
Income from continuing operations	$145,789	$(29,670)	$116,119
Net income	$145,789	$(29,670)	$116,119
Net income per share—Basic	$9.20	$(1.88)	$7.32
Net income per share—Diluted	$9.19	$(1.87)	$7.32
Statement of cash flows accounts impacted by restatement:
Net income	$145,789	$(29,670)	$116,119
Deferred income taxes	$97,190	$36,093	$133,283
Other non-cash items	$7,479	$(6,717)	$762
Prepaid expenses and other current assets	$(5,665)	$294	$(5,371)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the year ended December 31, 2008
	As Previously Stated	Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Liability for unrecognized income tax benefits (Long-Term)	$34,592	$(8,950)	$25,642
Deferred income taxes (liability)	$70,141	$(2,655)	$67,486
Total liabilities	$1,750,329	$(11,605)	$1,738,724
Accumulated deficit	$(218,502)	$12,952	$(205,550)
Accumulated other comprehensive loss, net of tax	$(27,255)	$(1,347)	$(28,602)
Total stockholders' (deficit)	$(139,928)	$11,605	$(128,323)
Statement of Operations accounts impacted by restatement:
Long-lived Asset impairment	$175,958	$(757)	$175,201
		$—
Total operating costs and expenses	$3,056,630	$(757)	$3,055,873
Operating loss	$(140,153)	$757	$(139,396)
Loss from continuing operations before income taxes	$(277,622)	$757	$(276,865)
Benefit for income taxes	$(19,979)	$(1,716)	$(21,695)
Loss from continuing operations	$(257,643)	$2,473	$(255,170)
Net loss	$(257,643)	$2,473	$(255,170)
Net loss per share—Basic	$(193.00)	$1.79	$(191.21)
Net loss per share—Diluted	$(193.00)	$1.79	$(191.21)
Statement of Cash flow accounts impacted by restatement:
Net loss	$(257,643)	$2,473	$(255,170)
Goodwill, intangibles and other long-lived asset impairment	$175,958	$(757)	$175,201
Other non-cash items	$12,433	$(1,716)	$10,717

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the year ended December 31, 2007
	As Previously Stated	Adjustments	As Restated
Statement of operations accounts impacted by restatement:
Long-lived asset impairment	$158,960	$(667)	$158,293
		$—
Total operating costs and expenses	$3,240,956	$(667)	$3,240,289
Operating loss	$(83,686)	$667	$(83,019)
Loss from continuing operations before income taxes	$(211,163)	$667	$(210,496)
Provision for income taxes	$44,000	$(9,812)	$34,188
Loss from continuing operations	$(255,163)	$10,479	$(244,684)
Net loss	$(266,027)	$10,479	$(255,548)
Loss from continuing operations—Basic	$(193.80)	$7.63	$(186.17)
Loss from continuing operations—Diluted	$(193.80)	$7.63	$(186.17)
Net loss per share—Basic	$(201.71)	$7.63	$(194.08)
Net loss per share—Diluted	$(201.71)	$7.63	$(194.08)
Statement of cash flows impacted by restatement:
Net loss	$(266,027)	$10,479	$(255,548)
Deferred income taxes	29,695	$(8,850)	20,845
Goodwill, intangibles and other long-lived asset impairment	$158,960	$(667)	$158,293
Other non-cash items	$23,456	$(962)	$22,494

Item 9A.    Controls and Procedures

        Disclosure Controls and Procedures.    We initially carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "1934 Act") as of December 31, 2009 in connection with the preparation of the Original Annual Report. The company disclosed in the Original Annual Report that, based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the company's disclosure controls and procedures were effective as of December 31, 2009.

        In connection with the restatement described in more detail elsewhere in this Form 10-K/A, management of the company re-evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2009. As a result of that reevaluation, management of the company has determined that due to the material weakness in internal control over financial reporting described below, the company's disclosure controls and procedures were not effective as of such date. Additional information regarding the restatement is contained in Note 22 in the Notes to the Consolidated Financial Statements included in this Amended Annual Report.

        Changes in Internal Control.    There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially effect, the company's internal control over financial reporting. However, as described below, there have been changes to our internal control over financial reporting subsequent to December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

To the Stockholders of Georgia Gulf Corporation:

        Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the 1934 Act. The company's internal control over financial reporting is designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. Internal control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control are met. Because of the inherent limitations of internal control, internal control over financial reporting may not prevent or detect all misstatements or fraud. Therefore, no evaluation of internal control can provide absolute assurance that all control issues or instances of fraud will be prevented or detected.

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company's management initially concluded that, as of December 31, 2009, the company's internal control over financial reporting was effective. However, as a result of the identification of the issues that caused the restatement as described in Note 22 to the Consolidated Financial Statements and management's determination that there is a material weakness in the operational effectiveness of controls in the area of accounting for income taxes, as described below, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the company's internal controls over financial reporting were not effective as of December 31, 2009.

        A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. Management identified errors in two areas within our accounting for income taxes that have caused the company to restate its financial statements for the interim periods within, and annual periods ended December 31, 2007, 2008 and 2009. The first was a manual input error to a spreadsheet model by a third-party tax professional engaged to assist management with complex calculations related to our 2009 financial restructuring activities, which error was not detected by management. The second area of errors was the misapplication of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions which began upon the adoption of ASC Topic 740 in 2007 and impacted our financial condition and results through the first quarter of 2010. The restatement is more fully described in Note 22 in the Notes to the Consolidated Financial Statements included in this Amended Annual Report.

        Although management believes that the company's controls in the areas of accounting for the income tax implications of complex transactions and uncertain tax positions were, and are, appropriately designed, management has concluded that the deficiencies in the operational effectiveness thereof constitute a material weakness in internal control over financial reporting in these areas.

        As a result of this amended report of management on internal control over financial reporting, Deloitte & Touche LLP, the company's independent registered public accounting firm, which also audited the company's consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an updated attestation report on the company's internal control over financial reporting, which is included below.

        Remediation of Material Weakness in Internal Control Over Financial Reporting.    As a result of the identication of the issues that led to the restatement and the related reassessment of internal control over financial reporting in August 2010, in the third quarter of 2010, the company has begun to implement a number of remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting. Specifically, the following have been, are being or are planned to be implemented:

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

        We are committed to a strong internal control environment, and believe that, when fully implemented, these remediation actions will represent significant improvements. The company anticipates that it will complete its testing of the additional internal control processes designed to remediate the previously disclosed material weakness in 2010; however, additional measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer

August 16, 2010

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

        In our report dated March 11, 2010, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: deficiencies in the operating effectiveness of the Company's internal controls over accounting for income taxes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 11, 2010 (August 16, 2010 as to the effects of the restatement discussed in Note 22) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement discussed in Note 22.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 11, 2010 (August 16, 2010 as to the effects of the material weakness indentified in our report)

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as a part of this Form 10-K/A:

  (1)
  Consolidated Balance Sheets as of December 31, 2009 (Restated) and 2008 (Restated)

      Consolidated Statements of Operations for the years ended December 31, 2009 (Restated), 2008 (Restated) and 2007 (Restated)

      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009 (Restated), 2008 (Restated) and 2007 (Restated)

      Consolidated Statements of Cash Flows for the years ended December 31, 2009 (Restated), 2008 (Restated) and 2007 (Restated)

      Notes to Consolidated Financial Statements (Restated)
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
  The following exhibits are filed as part of this Form 10-K/A:

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

Exhibit Number	Description
4.4	Indenture, dated December 22, 2009, between Georgia Gulf Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent, related to the 9% Senior Secured Notes Due 2017. (Filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).
10.1
Credit Agreement, dated December 22, 2009, among Georgia Gulf Corporation and Royal Group, Inc., as Borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as a Lender and Swingline Lender, and as Administrative Agent, Co-Collateral Agent and Co-Syndication Agent, Wachovia Capital Finance Corporation (New England), as a Lender and as Co-Collateral Agent and Co-Syndication Agent and the other financial institutions party thereto, as Lenders. (Filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).
10.2	Salt Contract (filed as Exhibit 10(v) to the Company's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986 and incorporated herein by reference).
10.3*	Form of 2006 Restricted Shares Units Agreement (filed as Exhibit 10.1 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.4*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.5*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.6*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K on September 18, 2009 and incorporated herein by reference).
10.7*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company's current report on Form 8-K on September 18, 2009 and incorporated herein by reference).
10.8*	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan (filed as Exhibit 4 to the Company's Form S-8 (File No. 33-59433) on July 20, 1998 and incorporated herein by reference).
10.9*
Georgia Gulf Corporation Second Amended and Restated 2002 Equity and Performance Incentive Plan (filed as Annex A to the Company's proxy statement on April 18, 2007 and incorporated herein by reference).
10.10*
Description of the 2007 Management Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2006, on April 2, 2007 and incorporated herein by reference).
10.11*
Description of the 2008 Management Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2007, on February 29, 2008 and incorporated herein by reference).
10.12*
Description of the 2009 Annual Incentive Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2008, on March 17, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.13*	Description of the Georgia Gulf Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to the Company's annual report on Form 10-K, for the year ended December 31, 2006, on April 2, 2007 and incorporated herein by reference).
10.14*
Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007 (filed as Exhibit 10.1 to the Company's current report on Form 8-K on May 16, 2007 and incorporated herein by reference).
10.15*
Description of Gregory C. Thompson's Compensation Arrangement (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008 on May 9, 2008 and incorporated herein by reference).
10.16*
Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q, for the quarter ended March 31, 2009, on May 15, 2009 and incorporated herein by reference).
10.17*
Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.18*
Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.19*
Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.20*
Form of Executive Restricted Shares Agreement (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.21*
Form of Deferred Shares Agreement (filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.22*	Georgia Gulf Corporation Senior Executive Bonus Plan (filed as Appendix C to the Company's proxy statement on April 13, 2004 and incorporated herein by reference).
10.23	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company's current report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.24*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company's proxy statement on August 24, 2009 and incorporated herein by reference).
10.25	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed January 19, 2010 and incorporated herein by reference).
10.26*	Form of Restricted Stock Unit Agreement (Directors) (filed as Exhibit 10.2 to the Company's Form 8-K filed January 19, 2010 and incorporated herein by reference).
10.27*
Description of the 2010 Annual Incentive Plan (Filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).

Exhibit Number	Description
21	Subsidiaries of the Registrant (Filed as Exhibit 21 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).
23	Consent of Deloitte & Touche LLP.
31	Rule 13(a)-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 16, 2010	By:	/s/ PAUL D. CARRICO
Paul D. Carrico,
President and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS PART I
PART I
  Item 1. BUSINESS.
PART II
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Georgia Gulf Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share data)
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Operations (In thousands, except share data)
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit) (In thousands, except share data)
Georgia Gulf Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Georgia Gulf Corporation and Subsidiaries Notes to Consolidated Financial Statements
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet Information December 31, 2009
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet Information December 31, 2008
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Operations Information Year Ended December 31, 2009
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Operations Information Year Ended December 31, 2008
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Operations Information Year Ended December 31, 2007
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Information Year Ended December 31, 2009
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Information Year Ended December 31, 2008
Georgia Gulf Corporation and Subsidiaries Supplemental Condensed Consolidating Statement of Cash Flows Information Year Ended December 31, 2007
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Exhibit Index
SIGNATURES