Form 10-Q/A
period 2010-03-31
GEORGIA GULF CORP /DE/
filed 2010-08-16
CIK 805264

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

Explanatory Note

        We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 (the "Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on May 7, 2010 (the "Original Report"), to restate our unaudited Condensed Consolidated Balance Sheet as of March 31, 2010, our unaudited Condensed Consolidated Statements of Operations for the three months March 31, 2010 and 2009, our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and certain footnote disclosures thereto.

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

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our deferred income taxes (liability) to be understated by $36.4 million at each of March 31, 2010 and December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

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

        The incorrect statute of limitations period caused our long term liability for unrecognized income tax benefits to be overstated as of December 31, 2009 and March 31, 2010 by $12.6 million and $13.6 million, respectively, with a corresponding overstatement of our provision for income taxes by $0.2 million for the three months ended March 31, 2009.

        The other misapplications of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group. These misapplications resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of each of December 31, 2009 and March 31, 2010.

        As a result of all of the foregoing, as of and for the three months ended March 31, 2010, prepaid expenses were overstated by $0.3 million, deferred income tax assets were overstated by $0.9 million, liability for unrecognized tax benefits was overstated by $18.0 million, deferred tax liabilities were understated by $31.0 million and accumulated deficit was understated by $16.7 million. For the three months ended March 31, 2009, the provision for income taxes was overstated by $0.2 million and net income was understated by $0.2 million. As of December 31, 2009, prepaid expenses were overstated by $0.3 million, deferred income tax assets were overstated by $0.9 million, liability for unrecognized tax benefits was overstated by $17.6 million, deferred income tax liabilities were understated by $33.0 million, and accumulated deficit was understated by $16.7 million.

        For additional information regarding the overall impact of the restatements on all of our historical financial statements, also see Note 22 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on August 16, 2010.

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

        The following sections of this Amendment have been amended from the disclosures in the Original Report as a result of the restatements described above:

        Part I—Item 1—Financial Statements

        Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Part I—Item 4—Controls and Procedures

        Pursuant to the rules of the SEC, Item 6 of Part II has also been amended to contain currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Section 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment as Exhibits 31 and 32.

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

GEORGIA GULF CORPORATION FORM 10-Q/A

QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)	March 31, 2010 (Restated)	December 31, 2009 (Restated)
ASSETS
Cash and cash equivalents	$47,934	$38,797
Receivables, net of allowance for doubtful accounts of $16,743 in 2010 and $16,453 in 2009	280,650	208,941
Inventories	284,400	251,397
Prepaid expenses	26,594	24,002
Income tax receivables	26,620	30,306
Deferred income taxes	10,952	13,177

Total current assets	677,150	566,620
Property, plant and equipment, net	683,856	687,570
Goodwill	207,361	203,809
Intangible assets, net of accumulated amortization of $11,236 in 2010 and $10,996 in 2009	15,062	15,223
Other assets, net	105,915	116,494
Non-current assets held for sale	14,227	14,924

Total assets	$1,703,571	$1,604,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$37,350	$28,231
Accounts payable	165,445	124,829
Interest payable	16,453	2,844
Income taxes payable	1,262	1,161
Accrued compensation	14,089	16,069
Liability for unrecognized income tax benefits and other tax reserves	9,942	9,529
Other accrued liabilities	44,697	43,236

Total current liabilities	289,238	225,899
Long-term debt	766,518	710,774
Liability for unrecognized income tax benefits	48,814	46,796
Deferred income taxes	196,674	207,428
Other non-current liabilities	35,340	37,036

Total liabilities	1,336,584	1,227,933

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,722,121 in 2010 and 33,718,367 in 2009	337	337
Additional paid-in capital	475,449	472,018
Accumulated deficit	(108,463)	(89,431)
Accumulated other comprehensive loss, net of tax	(336)	(6,217)

Total stockholders' equity	366,987	376,707

Total liabilities and stockholders' equity	$1,703,571	$1,604,640

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2010	2009 (Restated)
Net sales	$631,450	$407,331
Operating costs and expenses:
Cost of sales	604,371	392,322
Selling, general and administrative expenses	37,858	32,676
Restructuring (income) costs	(305)	8,037

Total operating costs and expenses	641,924	433,035

Operating loss	(10,474)	(25,704)
Gain on substantial modification of debt	—	121,033
Interest expense, net	(17,835)	(35,172)
Foreign exchange (loss) gain	(5)	22

(Loss) income before income taxes	(28,314)	60,179
(Benefit) provision for income taxes	(9,283)	11,697

Net (loss) income	$(19,031)	$48,482

(Loss) earnings per share:
Basic	$(0.56)	$34.65
Diluted	$(0.56)	$34.65
Weighted average common shares:
Basic	33,720	1,385
Diluted	33,720	1,385

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010 (Restated)	2009 (Restated)
Cash flows from operating activities:
Net (loss) income	$(19,031)	$48,482
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	24,887	31,344
Gain on substantial modification of debt	—	(121,033)
Foreign exchange (gain) loss	(531)	1,924
Deferred income taxes	(12,222)	10,680
Tax deficiency related to stock plans	(583)	(1,032)
Stock based compensation	712	878
Other non-cash items	6,188	(833)
Change in operating assets, liabilities and other	(41,429)	(8,062)

Net cash used in operating activities	(42,009)	(37,652)

Cash flows from investing activities:
Capital expenditures	(10,955)	(12,525)
Proceeds from sale of property, plant and equipment, and assets held-for sale	770	421
Proceeds from insurance recoveries related to property, plant and equipment	—	1,958

Net cash used in investing activities	(10,185)	(10,146)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	46,967
Repayments on ABL revolver	(132,378)	—
Borrowings on ABL revolver	193,562	—
Repayments of long-term debt	(13)	(908)
Stock compensation plan activity	—	(25)
Fees paid to amend or issue debt facilities	(3,020)	(22,372)
Tax benefits from employee share-base exercises	3,328	—

Net cash provided by financing activities	61,479	23,662
Effect of exchange rate changes on cash and cash equivalents	(148)	(868)

Net change in cash and cash equivalents	9,137	(25,004)
Cash and cash equivalents at beginning of period	38,797	89,975

Cash and cash equivalents at end of period	$47,934	$64,971

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

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill.    The following table provides the summary of goodwill by reporting segment as of March 31, 2010 and December 31, 2009.

In thousands	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2009	239,444	152,058	391,502
Accumulated impairment losses at December 31, 2009	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2009	$183,957	$19,852	$203,809

Gross goodwill at December 31, 2009	239,444	152,058	391,502
Foreign currency translation adjustment	3,552	—	3,552

Gross goodwill at March 31, 2010	242,996	152,058	395,054
Accumulated impairment losses at March 31, 2010	(55,487)	(132,206)	(187,693)

Net goodwill at March 31, 2010	$187,509	$19,852	$207,361

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

        At March 31, 2010 and December 31, 2009, we had $117.6 million and $56.5 million in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $39.8 million and $45.2 million, respectively. Over the next twelve months, we expect to repay $37.4 million of borrowings under our ABL Revolver. Therefore, we have classified this debt as current in our consolidated balance sheet as of March 31, 2010. For the three months ended March 31, 2009, borrowings and repayments on our revolving credit facility have previously been presented on a net basis in our condensed consolidated statement of cash flows. Such borrowings and repayments on our revolving credit facilities for the three months ended March 31, 2009, have been presented on a gross basis in the accompanying condensed consolidated statement of cash flows to conform to the presentation for the three months ended March 31, 2010.

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

        The following table presents the computation of (loss) earnings per share:

Basic and Diluted (Loss) Earnings Per Share—Two-class Method

	Three months ended March 31,
In thousands, except per share data	2010(a)	2009
Basic (loss) earnings per share
Undistributed (loss) income	$(19,031)	$48,482
Restricted stock ownership interest in undistributed (loss) income	—%	1.0%

Restricted stock interest in undistributed income	$—	$492

Weighted average restricted shares—Basic	1,157	14
Total restricted stockholders' basic earnings per share	$—	$34.65
Undistributed (loss) income	$(19,031)	$48,482
Common stock ownership interest in undistributed (loss) income	100%	99%

Common stockholders' interest in undistributed (loss) income	$(19,031)	$47,990

Weighted average common shares—Basic	33,720	1,385
Total common stockholders' basic (loss) earnings per share	$(0.56)	$34.65

Diluted (loss) earnings per share
Undistributed (loss) income	$(19,031)	$48,482
Deduct: Undistributed earnings—restricted stock	—	492

Common stockholders' interest in undistributed (loss) income used in diluted (loss) earnings per share	$(19,031)	$47,990

Weighted average common shares—Basic	33,720	1,385
Stock options	—	—

Weighted average common shares—Diluted	33,720	1,385

Total diluted (loss) earnings per share	$(0.56)	$34.65

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

        In computing diluted (loss) earnings per share for the three months ended March 31, 2010 and 2009, all common stock equivalents were excluded as a result of their anti-dilutive effect. We have adjusted the three month ended March 31, 2009 diluted weighted average common shares to appropriately reflect the application of the two class method.

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

Three months ended March 31,
Stock Option Grants	2009
Grant date fair value	$0.67
Assumptions
Risk-free interest rate	2.08%
Expected life	6.00 years
Expected volatility	100%
Expected dividend yield	0.0%

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

        As of March 31, 2010 and 2009, we had approximately $5.6 million and $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $3.5 million and $5.3 million, respectively. For additional information about our share-based payment awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our Form 10-K/A for the year ended December 31, 2009.

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

Accumulated other comprehensive (loss)—net of tax

In thousands	March 31, 2010	December 31, 2009
Unrealized (loss) gain on derivative contracts	$(95)	$160
Pension liability adjustment including affect of ASC topic 715	(23,230)	(23,377)
Currency translation adjustment	22,989	17,000

Total accumulated other comprehensive loss	$(336)	$(6,217)

        The components of total comprehensive (loss) income are as follows:

Total comprehensive (loss) income

	Three months ended March 31,
In thousands	2010	2009
Net (loss) income	$(19,031)	$48,482
Unrealized loss on derivative contracts	(255)	(1,233)
Pension liability adjustment including affect of ASC topic 715	147	236
Currency translation adjustment	5,989	(4,797)

Total comprehensive (loss) income	$(13,150)	$42,688

15.   INCOME TAXES

        Our effective income tax rates for the three months ended March 31, 2010 and 2009 were 32.8 percent and 19.4 percent, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from percentage depletion offset by an asset valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. These credits do not expire.

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

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt and natural gas swap contracts as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
In thousands	Carryingp Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$496,821	$523,125	$496,739	$506,250
Level 2
Long-term debt:
10.75% senior subordinated notes due 2016	41,372	41,941	41,360	38,591
7.125% senior notes due 2013	8,965	8,965	8,965	8,293
9.5% senior notes due 2014	13,154	13,154	13,151	12,157
ABL revolver expires 2013	117,646	117,646	56,462	56,462
Derivative instruments:
Natural gas swap contracts	152	152	257	257

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$41,225	$6,709	$—	$47,934
Receivables, net	—	408,950	84,368	(212,668)	280,650
Inventories	—	192,377	92,023	—	284,400
Prepaid expenses	443	20,138	6,013	—	26,594
Income tax receivables	—	24,356	2,264	—	26,620
Deferred income taxes	—	10,952	—	—	10,952

Total current assets	443	697,998	191,377	(212,668)	677,150
Property, plant and equipment, net	189	440,455	243,212	—	683,856
Long-term receivables—affiliates	448,233	—	—	(448,233)	—
Goodwill	—	97,572	109,789	—	207,361
Intangibles, net	—	12,644	2,418	—	15,062
Other assets, net	20,647	73,673	11,595	—	105,915
Non-current assets held-for-sale	—	14,227	—	—	14,227
Investment in subsidiaries	813,008	(145)	—	(812,863)	—

Total assets	$1,282,520	$1,336,424	$558,391	$(1,473,764)	$1,703,571

Current portion of long-term debt	$21,434	$—	$15,916	$—	$37,350
Accounts payable	197,743	137,268	43,102	(212,668)	165,445
Interest payable	16,432	—	21	—	16,453
Income taxes payable	—	26	1,236	—	1,262
Accrued compensation	290	6,831	6,968	—	14,089
Liability for unrecognized income tax benefits and other tax reserves	—	3,128	6,814	—	9,942
Other accrued liabilities	419	16,870	27,408	—	44,697

Total current liabilities	236,318	164,123	101,465	(212,668)	289,238
Long-term debt	656,500	28	109,990	—	766,518
Long-term payables—affiliates	—	—	448,233	(448,233)	—
Liability for unrecognized income tax benefits	—	6,647	42,167	—	48,814
Deferred income taxes	18,220	180,031	(1,577)	—	196,674
Other non-current liabilities	4,495	28,788	2,057	—	35,340

Total liabilities	915,533	379,617	702,335	(660,901)	1,336,584

Total stockholders' equity (deficit)	366,987	956,807	(143,944)	(812,863)	366,987

Total liabilities and stockholders' equity	$1,282,520	$1,336,424	$558,391	$(1,473,764)	$1,703,571

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	424,695	59,620	(425,695)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	18,790	4,608	—	24,002
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	13,177	—	—	13,177

Total current assets	150,925	687,280	154,110	(425,695)	566,620
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	844,504	608	—	(845,112)	—

Total assets	$1,453,202	$1,341,088	$517,404	$(1,707,054)	$1,604,640

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	420,364	100,144	30,016	(425,695)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax benefits and other tax reserves	—	3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	451,939	129,251	70,404	(425,695)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax benefits	—	6,536	40,260	—	46,796
Deferred income taxes	15,211	193,743	(1,526)	—	207,428
Other non-current liabilities	5,007	29,991	2,038	—	37,036

Total liabilities	1,076,495	359,562	653,818	(861,942)	1,227,933

Total stockholders' equity (deficit)	376,707	981,526	(136,414)	(845,112)	376,707

Total liabilities and stockholders' equity (deficit)	$1,453,202	$1,341,088	$517,404	$(1,707,054)	$1,604,640

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

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended March 31, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,841	$353,714	$76,231	$(26,455)	$407,331
Operating costs and expenses:
Cost of sales	—	333,086	81,266	(22,030)	392,322
Selling, general and administrative expenses	5,582	18,658	12,861	(4,425)	32,676
Restructuring (income) costs	2,468	94	5,475		8,037

Total operating costs and expenses	8,050	351,838	99,602	(26,455)	433,035

Operating (loss) income	(4,209)	1,876	(23,371)	—	(25,704)
Other income (expense):
Gain on the substantial modification of debt	121,700	—	(667)	—	121,033
Interest expense, net	(37,423)	5,572	(3,321)	—	(35,172)
Foreign exchange gain (loss)	(31)	—	53	—	22
Equity in income of subsidiaries	(17,936)	(5,495)	—	23,431	—
Intercompany interest income (expense)	2,405	—	(2,405)	—	—

(Loss) income before income taxes	64,506	1,953	(29,711)	23,431	60,179
Provision (benefit) for income taxes	16,024	(5,441)	1,114	—	11,697

Net income (loss)	$48,482	$7,394	$(30,825)	$23,431	$48,482

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

 Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Three Months Ended March 31, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$20,290	$5,694	$(63,636)	$—	$(37,652)

Cash from investing activities:
Capital expenditures	—	(11,792)	(733)	—	(12,525)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	421	—	421
Proceeds from insurance recoveries	—	1,759	199	—	1,958

Net cash used in investing activities	—	(10,033)	(113)	—	(10,146)
Cash from financing activities:
Borrowings on revolving line of credit	—	—	46,967	—	46,967
Long-term debt payments	(896)	(12)	—	—	(908)
Stock compensation plan activity	(25)	—	—	—	(25)
Fees paid to amend debt	(19,369)	—	(3,003)	—	(22,372)

Net cash (used in) provided by financing activities	(20,290)	(12)	43,964	—	23,662

Effect of exchange rate changes on cash	—	—	(868)	—	(868)

Net change in cash and cash equivalents	—	(4,351)	(20,653)	—	(25,004)
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$45,373	$19,598	$—	$64,971

20.   RESTATEMENT

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

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our deferred income taxes (liability) to be understated by $36.4 million at each of March 31, 2010 and December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        In addition, we have determined that in 2007 and continuing through the quarter ended March 31, 2010 there were misapplications of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long term liability for unrecognized income tax benefits to be overstated as of December 31, 2009 and March 31, 2010 by $12.6 million and $13.6 million, respectively, with a corresponding overstatement of our income tax expense by $0.2 million for the three months ended March 31, 2009.

        The other misapplications of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group. These misapplications resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of each of December 31, 2009 and March 31, 2010.

        As a result of all of the foregoing, as of and for the three months ended March 31, 2010, prepaid expenses were overstated by $0.3 million, deferred income tax assets were overstated by $0.9 million, liability for unrecognized tax benefits was overstated by $18.0 million, deferred tax liabilities were understated by $31.0 million and accumulated deficit was understated by $16.7 million. For the three months ended March 31, 2009, the provision for income taxes was overstated by $0.2 million and net income was understated by $0.2 million. As of December 31, 2009, prepaid expenses were overstated by $0.3 million, deferred income tax assets were overstated by $0.9 million, liability for unrecognized tax benefits was overstated by $17.6 million, deferred tax liabilities were understated by $33.0 million, and accumulated deficit was understated by $16.7 million.

        The following tables present the condensed consolidated balance sheet, statement of operations and statement of cash flows accounts as reported herein that were impacted by the restatement (all amounts are in thousands, except per share amounts):

	As of March 31, 2010
	As Previously Reported	Adjustments	As Restated
Condensed consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$26,888	$(294)	$26,594
Deferred income taxes (assets)	11,883	(931)	10,952
Total current assets	678,375	(1,225)	677,150
Total assets	1,704,796	(1,225)	1,703,571
Income tax payables	1,236	26	1,262
Total current liabilities	289,212	26	289,238
Liability for unrecognized income tax benefits	66,820	(18,006)	48,814
Deferred income taxes (liability)	165,689	30,985	196,674
Total liabilities	1,323,579	13,005	1,336,584
Additional paid in capital	473,489	1,960	475,449
Accumulated deficit	(91,745)	(16,718)	(108,463)
Accumulated other comprehensive loss, net of tax	(864)	528	(336)
Total stockholders' equity	381,217	(14,230)	366,987
Total liabilities and stockholders' equity	1,704,796	(1,225)	1,703,571

	As of December 31, 2009
	As Previously Reported	Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002
Deferred income taxes (assets)	14,108	(931)	13,177
Total current assets	567,845	(1,225)	566,620
Total assets	1,605,865	(1,225)	1,604,640
Liability for unrecognized income tax benefits	64,371	(17,575)	46,796
Deferred income taxes (liability)	174,457	32,971	207,428
Total liabilities	1,212,537	15,396	1,227,933
Accumulated deficit	(72,713)	(16,718)	(89,431)
Accumulated other comprehensive loss, net of tax	(6,314)	97	(6,217)
Total stockholders' equity	393,328	(16,621)	376,707
Total liabilities and stockholders' equity	1,605,865	(1,225)	1,604,640

	For the three months ended March 31, 2009
	As Previously Reported	Adjustments	As Restated
Statement of Operations accounts impacted by restatement:
(Benefit) provision for income taxes	$11,894	$(197)	$11,697
Net (loss) income	48,285	197	48,482
(Loss) earnings per share—Basic	34.60	0.05	34.65
(Loss) earnings per share—Diluted	34.60	0.05	34.65
Statement of Cash flow accounts impacted by restatement:
Net (loss) income	48,285	197	48,482
Other non cash items	(636)	(197)	(833)

	For the three months ended March 31, 2010
	As Previously Reported	Adjustments	As Restated
Statement of Cash flow accounts impacted by restatement:
Deferred income taxes	$(10,079)	$(2,143)	$(12,222)
Tax deficiency related to stock plans	(2,543)	1,960	(583)
Change in operating assets, liabilities, and other	(41,612)	183	(41,429)

        For additional information regarding the overall impact of the restatement on all of our historical financial statements, also see Note 22 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on August 16, 2010.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Our financial data as of and for the three months ended March 31, 2010 and 2009 have been restated. All information and disclosure in this management's discussion and analysis of financial condition and results of operations have been updated to reflect the effects of such restatement. For a more detailed description of the restatement, see Note 20 of the notes to the accompanying unaudited Condensed Consolidated Financial Statements.

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

	Three months ended
(Dollars in millions)	March 31, 2010		March 31, 2009
Net sales	$631.5	100.0%	$407.3	100.0%
Cost of sales	604.4	95.7	392.3	96.3

Gross margin	27.1	4.3	15.0	3.7
Selling, general, and administrative expenses	37.9	6.0	32.7	8.0
Restructuring costs	(0.3)	(0.0)	8.0	2.0

Operating loss	(10.5)	(1.7)	(25.7)	(6.3)
Gain on substantial modification of debt	—	—	121.0	29.7
Interest expense, net	(17.8)	(2.8)	(35.1)	(8.6)
Foreign exchange loss	—	—	—	—
Benefit from (provision for) income taxes	9.3	1.5	(11.7)	(2.9)

Net (loss) income	$(19.0)	(3.0)%	$48.5	11.9%

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

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

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

        Benefit from (provision for) income taxes.    The benefit from income taxes was $9.3 million for the three months ended March 31, 2010 compared with the provision for income taxes of $11.7 million for the three months ended March 31, 2009. The decrease in the provision for income taxes primarily resulted from an $88.5 million decrease in the pre-tax income. Our effective income tax rates for the three months ended March 31, 2010 and 2009 were 32.8 percent and 19.4 percent, respectively. The difference in the rate compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a benefit from percentage depletion, offset by a valuation allowance in Canada since, in the judgment of management, this asset is not more likely than not to be realized, and for meals and entertainment. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada.

Liquidity and Capital Resources

        Operating Activities.    For the three months ended March 31, 2010, we used $42.0 million of cash for operating activities as compared with $37.7 million for the three months ended March 31, 2009. The major source of cash for the first three months of 2010 was an increase in accounts payable of $49.1 million. Major uses of cash for the first three months of 2010 were an increase in the accounts receivable of $65.9 million and an increase in inventories of $30.1 million. The major source of cash for the first three months of 2009 was a decrease in inventories of $23.7 million. Major uses of cash for the first three months of 2009 were a decrease in the asset securitization program of $29.6 million and an increase in prepaid expenses of $10.5 million primarily due to the timing of certain insurance premium payments. Net working capital at March 31, 2010 was a surplus of $387.9 million versus a surplus of $340.7 million at December 31, 2009. Significant changes in working capital for the first three months of 2010 included increases in accounts receivable, cash, inventories and accounts payable. Significant changes in working capital for the first three months of 2009 included the classification of $1,192.1 million as current debt.

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

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2009 can be found in our Annual Report on Form 10-K/A for the year ended December 31, 2009 in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at March 31, 2010 have decreased by approximately $445.5 million, or 10.2 percent, since December 31, 2009. The decrease from December 31, 2009 primarily related to the following: a $456.6 million decrease in our feedstock purchase obligations mainly due to consumption in production during the first quarter of 2010; offset by an increase of $61.2 million in our principal debt due to us drawing on our ABL Revolver during the first quarter of 2010.

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Quarterly Report on Form 10-Q/A and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Critical Accounting Policies

        During the three months ended March 31, 2010, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We initially carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2010 in

connection with the preparation of the Original Report. The company disclosed in the Original Report that, based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the company's disclosure controls and procedures were effective as of March 31, 2010.

        In connection with the restatement of certain of the company's historical financial statements described in more detail elsewhere herein, management of the company re-evaluated the effectiveness of the company's disclosure controls and procedures as of March 31, 2010. As a result of that reevaluation, management of the company has determined that, although management believes that the company's internal control in the area of accounting for income taxes as applicable to complex transactions and uncerain tax positions were, and are, appropriately designed, management has concluded that the errors in the operational effectiveness thereof constitute a material weakness in internal control in such area. Due to management's determination that a material weakness exists in internal control over financial reporting in the area of accounting for income taxes, management has subsequently concluded that the company's disclosure controls and procedures were not effective as of March 31, 2010. For additional information regarding the restatement and the material weakness identified by management, see note 20 to the accompanying unaudited condensed consolidated financial statements included in this Amendment.

        No steps were taken to remediate this material weakness during the quarter ended March 31, 2010, as the circumstances that caused the restatement had not yet been identified by management. However, as described below, management has subsequently identified, and has begun to implement new processes and controls designed to remediate the material weakness.

        Changes in Internal Control.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified by management. However, as a result of the identification of the issues that led to the restatement, and the related reassessment of our internal control over financial reporting in August 2010, beginning in the third quarter of 2010, there have been changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Specifically, the following have been, are being or are planned to be implemented:

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

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS

Exhibits*
3.1+	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (incorporated by reference to Exhibit 3.1 to the company's Form 8-K filed on April 26, 2010)
4.1+
Rights Agreement, dated as of April 26, 2010, by and between Georgia Gulf Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form 8-A filed on April 26, 2010)
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*
Filed herewith

+
Filed as a part of the Original Report and not refiled herewith

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