Form 10-Q
period 2010-06-30
GEORGIA GULF CORP /DE/
filed 2010-08-16
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED June 30, 2010

INDEX

PART I.    FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)	June 30, 2010	December 31, 2009
		(Restated)
ASSETS
Cash and cash equivalents	$35,163	$38,797
Receivables, net of allowance for doubtful accounts of $16,344 in 2010 and $16,453 in 2009	316,769	208,941
Inventories	295,305	251,397
Prepaid expenses	25,181	24,002
Income tax receivables	24,533	30,306
Deferred income taxes	21,111	13,177

Total current assets	718,062	566,620
Property, plant and equipment, net	658,038	687,570
Goodwill	202,887	203,809
Intangible assets, net of accumulated amortization of $11,500 in 2010 and $10,996 in 2009	14,699	15,223
Deferred income taxes	1,513	—
Other assets, net	98,564	116,494
Non-current assets held for sale	14,150	14,924

Total assets	$1,707,913	$1,604,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$35,678	$28,231
Accounts payable	190,723	124,829
Interest payable	25,865	2,844
Income taxes payable	1,224	1,161
Accrued compensation	18,788	16,069
Liability for unrecognized income tax benefits and other tax reserves	8,632	9,529
Other accrued liabilities	46,100	43,236

Total current liabilities	327,010	225,899
Long-term debt	711,867	710,774
Liability for unrecognized income tax benefits	43,163	46,796
Deferred income taxes	208,436	207,428
Other non-current liabilities	35,367	37,036

Total liabilities	1,325,843	1,227,933

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,722,160 in 2010 and 33,718,367 in 2009	337	337
Additional paid-in capital	476,028	472,018
Accumulated deficit	(86,774)	(89,431)
Accumulated other comprehensive loss, net of tax	(7,521)	(6,217)

Total stockholders' equity	382,070	376,707

Total liabilities and stockholders' equity	$1,707,913	$1,604,640

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2010	2009 (Restated)	2010	2009 (Restated)
Net sales	$735,706	$524,343	$1,367,155	$931,674
Operating costs and expenses:
Cost of sales	660,414	448,961	1,264,785	841,283
Selling, general and administrative expenses	36,959	50,247	74,817	82,861
Long-lived asset impairment charges	—	16,190	—	16,190
Restructuring costs	439	3,815	134	11,853
Loss on sale of assets, net	—	—	—	62

Total operating costs and expenses	697,812	519,213	1,339,736	952,249

Operating income (loss)	37,894	5,130	27,419	(20,575)
Gain on substantial modification of debt	—	—	—	121,033
Interest expense, net	(17,425)	(41,347)	(35,260)	(76,519)
Foreign exchange loss	(429)	(955)	(434)	(933)

Income (loss) before income taxes	20,040	(37,172)	(8,275)	23,006
Benefit from income taxes	(1,649)	(39,838)	(10,933)	(28,141)

Net income	$21,689	$2,666	$2,658	$51,147

Earnings per share:
Basic	$0.62	$1.91	$0.08	$36.66
Diluted	$0.62	$1.90	$0.08	$36.54
Weighted average common shares:
Basic	33,722	1,385	33,721	1,383
Diluted	33,722	1,394	33,721	1,388

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009 (Restated)
Cash flows from operating activities:
Net income	$2,658	$51,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,110	59,452
Loan cost write off	—	4,600
Gain on substantial modification of debt	—	(121,033)
Foreign exchange loss (gain)	(45)	666
Deferred income taxes	(7,696)	(24,391)
Tax deficiency related to stock plans	(695)	(1,391)
Long lived asset impairment charges and loss on sale of assets	591	16,252
Stock based compensation	1,548	1,399
Other non-cash items	5,528	(3,437)
Change in operating assets, liabilities and other	(46,076)	(3,293)

Net cash provided by (used in) operating activities	5,923	(20,029)

Cash flows from investing activities:
Capital expenditures	(20,782)	(18,385)
Proceeds from sale of property, plant and equipment, and assets held-for sale	1,549	878
Proceeds from insurance recoveries related to property, plant and equipment	—	1,980

Net cash used in investing activities	(19,233)	(15,527)

Cash flows from financing activities:
Repayments on revolving line of credit	—	(4,363)
Borrowings on revolving line of credit	—	102,513
Repayments on ABL revolver	(303,501)	—
Borrowings on ABL revolver	313,572	—
Repayment of long-term debt	(25)	(18,818)
Stock compensation plan activity	—	(25)
Fees paid to amend or issue debt facilities	(3,330)	(29,661)
Tax benefits from employee share-based exercises	3,328	—

Net cash provided by financing activities	10,044	49,646
Effect of exchange rate changes on cash and cash equivalents	(368)	235

Net change in cash and cash equivalents	(3,634)	14,325
Cash and cash equivalents at beginning of period	38,797	89,975

Cash and cash equivalents at end of period	$35,163	$104,300

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements do reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2010.

        These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the "2009 Annual Report"). Our financial results as of and for the year ended December 31, 2009 have been restated, including the financial results for the three and six months ended June 30, 2009. All information and disclosures contained herein have been updated to reflect the effect of such restatement. For a more detailed description of the restatement, see Note 19 of the Notes to these unaudited condensed consolidated financial statements. There have been no material changes in the significant accounting policies followed by us during the three and six month periods ended June 30, 2010 from those disclosed in the 2009 Annual Report, other than effective January 1, 2010 we changed our segment reporting as described in Note 17.

2.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Codification ("ASC") topic 810, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE"), and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses of the VIE. This statement was effective for us in the first quarter of 2010. On December 23, 2009, the FASB issued Accounting Standard Update ("ASU") 2009-17. The amendments contained in ASU 2009-17 replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly affect the entity's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity. The ASU also requires additional disclosures about a reporting entity's involvement with VIEs and about any significant changes in risk exposure as a result of that involvement. On February 25, 2010, the FASB issued ASU 2010-10, which amends certain provisions of ASC topic 810. ASU 2010-10 defers the effective date of ASC topic 810 for a reporting enterprise's interest in certain entities and for certain money market mutual funds. In addition, the ASU amends certain provisions of ASC topic 810 to change how a decision maker or service provider determines whether its fee is a variable interest. We adopted ASC topic 810 and the ASUs noted above as of January 1, 2010, and the impact of this guidance did not have a material impact on our consolidated financial statements.

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

        On January 21, 2010, the FASB issued ASU 2010-06 which amends ASC topic 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements of the fair value hierarchy. This ASU also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers' disclosures about postretirement benefit plan assets under ASC topic 715 to require that disclosures be provided by classes of assets instead of major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements. We are currently evaluating the Level 3 activity disclosures and do not expect this portion of ASU 2010-06, when effective, will have a material impact on our consolidated financial statements.

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

3.     RESTRUCTURING ACTIVITIES

        In March 2008, we sold our outdoor storage building business for $13.0 million resulting in a loss of approximately $4.6 million recorded in the first quarter of 2008. As part of exiting this business, we initiated a restructuring plan (the "Outdoor Storage Plan"). In connection with the Outdoor Storage Plan, we incurred costs related to termination benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 and related accounting standards. No significant costs related to the Outdoor Storage Plan were incurred in the three or six months ended June 30, 2010, and we do not expect there to be any significant future costs associated with the Outdoor Storage Plan. These costs and recovery are included in restructuring costs in the accompanying unaudited condensed consolidated statement of operations.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 and related accounting standards. For the three and six months ended June 30, 2010, we incurred $0.5 million in restructuring expenses and a recovery of $0.3 million, respectively, related to the Fourth Quarter 2008 Restructuring Plan primarily due to additional termination benefits and exit costs of $0.5 million incurred during the second quarter of 2010, offset by the reversal of remediation costs that did not have to be incurred or reimbursed by us. This amount is included as a reduction in the additions column in the table below. In addition, for the three and six months ended June 30, 2010, we incurred $nil and $0.1 million in long-lived asset impairment charges, respectively. Other than the involuntary termination benefits accrued, we do not expect there to be any future costs associated with the Fourth Quarter 2008 Restructuring Plan. The expenses associated with the Fourth Quarter 2008 Restructuring Plan incurred for the three and six months ended June 30, 2009 for severance and exit costs totaled $2.0 million and $5.6 million, respectively. These costs and recovery are included in restructuring costs in the accompanying unaudited condensed consolidated statement of operations.

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles business (the "2009 Window and Door Consolidation Plan"). As a result we incurred restructuring costs, including fixed asset impairment charges, termination benefits and other exit costs which have been recognized in accordance with ASC subtopic 420-10 and related accounting standards. For the three and six months ended June 30, 2010, we incurred $nil and $0.4 million of additional restructuring expenses, respectively, which are included in the table below. For the three months and six months ended June 30, 2009, $1.7 million of restructuring expenses were incurred, and are included in the table below. Additional future costs for the 2009 Window and Door Consolidation Plan are estimated to be approximately $0.6 million, consisting primarily of future non-workforce related costs.

        A summary of our restructuring activities, including costs recognized as a result of the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan, by reportable segment (see Note 17) for the three and six months ended June 30, 2010 is as follows:

(In thousands)	Balance at March 31, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$49	$157	$—	$42	$248
Exit costs	542	332	(699)	(8)	167
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,103	5	(513)	(71)	1,524
Exit costs	—	—			—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	651	(36)	(117)	(21)	477
Exit costs	—	4	(4)		—
Outdoor Storage Plan:
Involuntary termination benefits	127	(23)	(11)	(3)	90
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	49	—	—	(49)	—

Total	$3,521	$439	$(1,344)	$(110)	$2,506

(In thousands)	Balance at December 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	$157	$(991)	$52	$248
Exit costs	1,976	(756)	(922)	(131)	167
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	230	(1,127)	3	1,524
Exit costs	—	55	(55)	—	—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	879	(104)	(301)	3	477
Exit costs	179	460	(639)	—	—
Outdoor Storage Plan:
Involuntary termination benefits	163	(44)	(29)	—	90
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	48	—	—	(48)	—

Total	$6,693	$(2)	$(4,064)	$(121)	$2,506

        A summary of our restructuring activities, including costs recognized as a result of the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan, and the 2009 Window and Door Consolidation Plan by reportable segment for the three and six months ended June 30, 2009 is as follows:

(In thousand)	Balance at March 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,929	$148	$(376)	$130	$1,831
Exit costs	3,875	1,281	(1,397)	334	4,093
Other	1,184	—	—	(1,184)	—
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	3,170	539	(1,869)	385	2,225
Exit costs	1	—	—	—	1
Other	1,967	—	—	(1,967)	—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	1,717	(111)	(11)	1,595
Outdoor Storage Plan:
Involuntary termination benefits	346	—	(87)	(54)	205
Exit costs	3,403	117	(117)	282	3,685
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	32	13	(45)	—	—

Total	$15,907	$3,815	$(4,002)	$(2,085)	$13,635

(In thousand)	Balance at December 31, 2008	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$3,246	$264	$(1,721)	$42	$1,831
Exit costs	4,185	3,202	(3,496)	202	4,093
Other	1,184	—	—	(1,184)	—
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,755	2,149	(3,093)	414	2,225
Exit costs	1	—	—	—	1
Other	1,967	—	—	(1,967)	—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	1,717	(111)	(11)	1,595
Outdoor Storage Plan:
Involuntary termination benefits	523	122	(238)	(202)	205
Exit costs	1,779	1,886	(117)	137	3,685
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	45	(45)	—	—

Total	$15,640	$9,385	$(8,821)	$(2,569)	$13,635

(In thousand)	Three and Six Months Ended June 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Impairment of long-lived assets	$478
Buildings products
Window and Door Consolidation Plan:
Impairment of long-lived assets	15,712

Total	$16,190

        In the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to restructure our businesses and improve and sustain profitability for the long-term. For the six months ended June 30, 2009, we incurred $2.5 million related to fees paid to these consultants to advise us on the restructuring strategies noted above which are included in restructuring costs in the accompanying unaudited condensed consolidated statement of operations.

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

5.     INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	June 30, 2010	December 31, 2009
Raw materials, work-in-progress, and supplies	$127,756	$97,351
Finished goods	167,549	154,046

Inventories	$295,305	$251,397

6.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Machinery and equipment	$1,349,824	$1,346,740
Land and land improvements	85,462	86,013
Buildings	194,128	195,602
Construction-in-progress	32,429	25,629

Property, plant and equipment, at cost	1,661,843	1,653,984
Accumulated depreciation	1,003,805	966,414

Property, plant and equipment, net	$658,038	$687,570

7.     OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Advances for long-term purchase contracts	$58,230	$67,257
Investment in joint ventures	10,549	12,804
Debt issuance costs, net	23,839	25,654
Long-term receivables	102	3,714
Other	5,844	7,065

Total other assets, net	$98,564	$116,494

        The decrease in Advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts. The amortization of these costs is reflected as other non-cash items in the accompanying unaudited condensed consolidated statement of cash flows.

        Assets Held-For-Sale.    Assets held for sale includes real estate totaling $14.2 million and $14.9 million at June 30, 2010 and December 31, 2009, respectively.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill.    The following table provides the detail of the changes to goodwill by reportable segment during the six months ended June 30, 2010 from the year ended December 31, 2009.

In thousands	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2009	239,444	152,058	391,502
Accumulated impairment losses at December 31, 2009	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2009	$183,957	$19,852	$203,809

Gross goodwill at December 31, 2009	239,444	152,058	391,502
Foreign currency translation adjustment	(922)	—	(922)

Gross goodwill at June 30, 2010	238,522	152,058	390,580
Accumulated impairment losses at June 30, 2010	(55,487)	(132,206)	(187,693)

Net goodwill at June 30, 2010	$183,035	$19,852	$202,887

        Indefinite lived intangible assets.    At June 30, 2010 and December 31, 2009 we held trade names as indefinite lived intangible assets. The following table provides the summary of indefinite-lived intangible assets by reporting segment as of June 30, 2010 and December 31, 2009.

Indefinite-lived intangible assets-trade names

In thousands	Chlorovinyls	Building Products	Total
Balance at December 31, 2009	$353	$4,137	$4,490

Foreign currency translation adjustment	(3)	(18)	(21)

Balance at June 30, 2010	$350	$4,119	$4,469

        Finite-lived intangible assets.    At June 30, 2010 and December 31, 2009, we also had customer relationship and technology intangible assets. The following table provides the summary of finite-lived intangible assets by reportable segment as of June 30, 2010 and December 31, 2009.

Finite-lived intangible assets

In thousands	Chlorovinyls	Building Products	Total
Gross carrying amounts at June 30, 2010:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at June 30, 2010:
Customer relationships	(124)	(5,037)	(5,161)
Technology	—	(6,339)	(6,339)

Total	(124)	(11,376)	(11,500)
Foreign currency translation adjustment and other at June 30, 2010:
Customer relationships	(75)	(1,683)	(1,758)
Technology	—	—	—

Total	(75)	(1,683)	(1,758)
Net carrying amounts at June 30, 2010:
Customer relationships	—	4,702	4,702
Technology	—	5,528	5,528

Total	$—	$10,230	$10,230

In thousands	Chlorovinyls	Building Products	Total
Gross carrying amounts at December 31, 2009:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2009:
Customer relationships	(124)	(4,868)	(4,992)
Technology	—	(6,004)	(6,004)

Total	(124)	(10,872)	(10,996)
Foreign currency translation adjustment and other at December 31, 2009:
Customer relationships	(75)	(1,684)	(1,759)
Technology	—	—	—

Total	(75)	(1,684)	(1,759)
Net carrying amounts at December 31, 2009:
Customer relationships	—	4,870	4,870
Technology	—	5,863	5,863

Total	$—	$10,733	$10,733

        The average estimated useful life for customer relationships and technology are 18 years and 12 years, respectively. Amortization expense for the finite-lived intangible assets for the three and six months ended June 30, 2010 and June 30, 2009 was as follows:

In thousands	June 30, 2010	June 30, 2009
For the three months ended	$264	$252
For the six months ended	504	504

        Total finite-lived intangible asset estimated annual amortization expense for the next five fiscal years is approximately $1.0 million per year.

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

In thousands	June 30, 2010	December 31, 2009
Senior secured credit facility:
Senior secured ABL revolving credit facility due 2013	$65,678	$56,462
9.0% senior secured notes due 2017	496,907	496,739
7.125% senior notes due 2013	8,965	8,965
9.5% senior notes due 2014	13,156	13,151
10.75% senior subordinated notes due 2016	41,385	41,360
Lease financing obligation	105,562	106,436
Other	15,892	15,892

Total debt	747,545	739,005
Less current portion	(35,678)	(28,231)

Long-term debt	$711,867	$710,774

        On December 22, 2009, we refinanced our senior secured credit facility and our $175 million asset securitization agreement. At the time of the refinancing, our senior secured credit facility was comprised of a $300 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and Securitization facility with the ABL Revolver and the issuance of $500.0 million in principal amount of our 9.0 percent senior secured notes.

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

        The weighted average interest rate under the ABL Revolver was 5.0 percent and 6.0 percent as of June 30, 2010 and December 31, 2009, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin (as defined in the ABL Revolver) on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we must comply with a minimum fixed charge coverage ratio test of 1.10 to 1.00. At June 30, 2010 and December 31, 2009 excess availability was $198.3 million and $134.5 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness, including the 9.0 percent senior secured notes; amend or otherwise alter terms of certain indebtedness, including the 9.0 percent senior secured notes; engage in certain transactions with affiliates; and alter the business that we conduct.

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

        At June 30, 2010 and December 31, 2009, we had $65.7 million and $56.5 million in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $21.0 million and $45.2 million, respectively. Over the next twelve months, we expect to repay $35.7 million of borrowings under our ABL Revolver. Therefore, we have classified this debt as current in our accompanying unaudited condensed consolidated balance sheet as of June 30, 2010. For the six months ended June 30, 2010, borrowings and repayments on our revolving credit facility have been presented on a gross basis in our condensed consolidated statement of cash flows. Such borrowings and repayments on our revolving credit facilities for the six months ended June 30, 2009, have been presented on a gross basis in the accompanying condensed consolidated statement of cash flows to conform to the presentation for the six months ended June 30, 2010.

        On December 22, 2009, we issued $500.0 million principal amount of 9.0 percent senior secured notes due 2017. Interest on these notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after January 15, 2016. During any twelve-month period prior to January 15, 2014, we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0 percent notes at a redemption price of 103.0 percent of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the notes at a redemption price equal to 109.0 percent of such principal amount, plus any accrued and unpaid interest. In addition, we may redeem some or all of the notes at any time prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent senior secured notes are secured by substantially all of our assets and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        Management believes based on current and projected levels of operations and conditions in our markets that cash flow from operations, together with our cash and cash equivalents on hand of $35.2 million and the availability to borrow an additional $198.3 million under our ABL Revolver as of June 30, 2010, will be adequate for the foreseeable future to (i) make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements Additionally, based on our current and projected levels of operations and financial conditions we believe we will be able to continue for the foreseeable future to meet the restrictive covenants and comply with the financial ratio requirements of the ABL Revolver and the indenture related to the 9.0 percent senior secured notes. As of June 30, 2010, we were in compliance with all required debt covenants.

        Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at June 30, 2010 are $3.4 million in 2010, $7.0 million in 2011, $7.1 million in 2012, $7.3 million in 2013, $7.4 million in 2014, and $17.2 million thereafter. The change in the future minimum lease payments from the December 31, 2009 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the six months ended June 30, 2010.

10.   COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the United States Environmental Protection Agency ("the USEPA") conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern, may in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities in Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi, with which we reached a settlement agreement. We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order ("UAO") from this USEPA regional office. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems. In addition, on December 17, 2009, we received a Notice of Potential Penalty ("NOPP") from the Louisiana Department of Environmental Quality. The NOPP contains allegations of violations that may potentially be similar in nature to allegations of violations by USEPA discussed above. The NOPP does not identify a specific penalty amount. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls, and/or other relief. We are not able to forecast the total cost of any monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

        In addition, we are currently, and may in the future become, subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other known claims and legal actions will not have a material effect on our financial position or on our results of operations.

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

        In the first quarter of 2007, the USEPA informed us of possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act. Subsequently, we discovered possible non-compliance involving our Plaquemine, Louisiana and Pasadena, Texas facilities, which were then disclosed. We expect that all of these matters will be resolved in one settlement agreement with USEPA. While the penalties, if any, for such noncompliance may exceed $100,000, we do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

        There are several serious environmental issues concerning the VCM facility at Lake Charles, Louisiana we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) on November 12, 1999. Groundwater contamination was first identified in 1981 and substantial investigation of the groundwater at the site has been conducted. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains an extensive network of monitoring wells and recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility, known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties ("PRPs") associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be significant. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles VCM facility. For all matters of environmental contamination that were known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally have made such claims for indemnification before November 12, 2009.

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $2.2 million accrual in non-current liabilities at June 30, 2010.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        In May 2008, our management was informed that further efforts to remediate a spill of styrene reducer at our Royal Mouldings facility in Atkins, Virginia would be necessary. The spill was the result of a supply line rupture from an external holding tank. As a result of this spill, the facility entered into a voluntary remediation agreement with the Virginia Department of Environmental Quality ("VDEQ") in August 2003 and began implementing the terms of the voluntary agreement shortly thereafter. In August 2007, the facility submitted a report on the progress of the remediation to the VDEQ. Subsequently, the VDEQ responded by indicating that continued remediation of the area impacted by the spill is required. While the additional remediation costs may exceed $100,000, we do not expect such costs will have a material effect on our financial position, results of operations or cash flows.

        We believe that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause us to materially exceed our level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and it is not possible to accurately predict the aggregate cost of compliance resulting from any such changes.

11.   EARNINGS PER SHARE

        We calculate earnings per share in accordance with ASC subtopic 260-10, Earnings per Share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to restricted stock units and common stockholders based on their respective ownership percentage as of the end of the period.

        Diluted earnings per share includes the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the anti-dilution provisions of ASC subtopic 260-10.

        The following table presents the computation of earnings per share:

Basic and Diluted Earnings Per Share—Two-class Method

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2010	2009	2010	2009
Basic earnings per share
Undistributed income	$21,689	$2,666	$2,658	$51,147
Restricted stock ownership interest in undistributed income	3%	1%	3%	1%

Restricted stock interest in undistributed income	$738	$18	$89	$435

Weighted average restricted shares—Basic	1,188	10	1,173	12
Total restricted stockholders' basic earnings per share	$0.62	$1.91	$0.08	$36.66
Undistributed income	$21,689	$2,666	$2,658	$51,147
Common stock ownership interest in undistributed income	97%	99%	97%	99%

Common stockholders interest in undistributed income	$20,951	$2,647	$2,569	$50,712

Weighted average common shares—Basic	33,722	1,385	33,721	1,383
Total common stockholders' basic earnings per share	$0.62	$1.91	$0.08	$36.66

Diluted earnings per share
Undistributed income	$21,689	$2,666	$2,658	$51,147
Deduct: Undistributed earnings—Restricted stock	738	18	89	435

Common stockholders' interest in undistributed income used in diluted earnings per share	$20,951	$2,647	$2,569	$50,712

Weighted average common shares—Basic	33,722	1,385	33,721	1,383
Stock options	—	9	—	5

Weighted average common shares—Diluted	33,722	1,394	33,721	1,388

Total diluted earnings per share	$0.62	$1.90	$0.08	$36.54

        On July 28, 2009, we affected a 1-for-25 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the company's accompanying unaudited condensed consolidated balance sheets, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. On July 29, 2009, in connection with our previously disclosed debt for equity exchange, we issued approximately 1.3 million common shares and approximately 30.2 million convertible preferred shares to our note holders that tendered the various series of notes which we offered to exchange. On September 17, 2009, the convertible preferred shares were converted to common shares.

        In computing diluted earnings per share for the three months ended June 30, 2010 and for the six months ended June 30, 2010, all common stock equivalents were excluded as a result of their anti-dilutive effect. Options to purchase common stock totaling 0.1 million and 0.2 million for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

        We have adjusted the three months and six months ended June 30, 2009 diluted weighted average common shares to appropriately reflect the application of the two class method.

12.   EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit (income) cost for all of our pension plans:

	Three months ended June 30,		Six months ended June 30,
In thousands	2010	2009	2010	2009
Components of net periodic benefit (income) cost:
Service cost	$—	$74	$—	$1,273
Interest cost	1,964	1,927	3,926	3,822
Expected return on assets	(2,468)	(2,137)	(4,926)	(4,223)
Amortization of:
Prior service credit	—	—	—	(129)
Curtailment gain	—	—	—	(4,302)
Actuarial loss	204	218	409	926

Total net periodic benefit (income) costs	$(300)	$82	$(591)	$(2,633)

        Our major assumptions used to determine the net periodic benefit cost (income) for our U.S. pension plans are presented as follows:

	Six months ended June 30,
	2010	2009
Discount rate	6.00%	6.50%
Expected return on assets	8.75%	8.75%
Rate of compensation increase	N/A (1)	4.51%

(1)
Due to the pension plans being frozen (see below), the rate of compensation increase is no longer applicable.

        In December 2008, we announced that we would close our manufacturing facility in Sarnia, Ontario. As a result, we wound-up the defined benefit pension plan during 2009, and terminated the postretirement health care plan, which covered employees who worked at this facility. We will recognize ongoing benefit costs for this pension plan until the wind-up deficit is fully funded over a period of up to five years. During 2009, we made a cash payout offer to the remaining participants in the postretirement health care plan, which each accepted. Thus all future benefits obligations in the postretirement health care plan were fully settled as of December 31, 2009.

        In February 2009, upon approval by the Board of Directors, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. No future benefits accrued under the Plan after March 31, 2009. As a result, we recognized a curtailment gain of $4.3 million during the six months ended June 30, 2009 due to accelerated recognition of prior service credits. In addition, as a result of freezing the Plan on March 31, 2009, we changed the amortization method for gains and losses from the average expected future service period for active Plan participants to the average expected future lifetime for all Plan participants. This new amortization method is reflected in net periodic benefit costs after March 31, 2009 including the three and six months ended June 30, 2010 and 2009.

        For the three and six months ended June 30, 2010, we made no contributions to the U.S. pension plan trust and we made contributions of $0.4 million and $0.5 million, respectively to the Canadian pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the three months and six months ended June 30, 2010 of approximately $nil and $0.4 million, respectively.

13.   STOCK-BASED COMPENSATION

        Under the 1998, 2002, and 2009 Equity and Performance Incentive Plans, we have been authorized by our stockholders to grant various awards for up to 3,313,000 shares of our common stock to employees and non-employee directors. As of June 30, 2010, we had various types of share-based payment arrangements with our employees and non-employee directors including restricted and deferred stock units, and employee stock options.

        Stock Options.    For the six months ended June 30, 2010 and 2009, we granted options to purchase $nil and 50,708 shares, respectively, to employees and non-employee directors. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

        A summary of stock option activity under all plans for the six months ended June 30, 2010, is as follows:

	Six months ended June 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2010	159,114	$348.52
Granted	—	—
Exercised	—	—
Forfeited	(60)	682.81
Expired	(1,870)	727.81
Outstanding on June 30, 2010	157,184	343.88	6.5	$6
Vested or expected to vest at June 30, 2010	156,707	344.75	6.5	6
Exercisable on June 30, 2010	110,607	465.93	5.7	—
Shares available on June 30, 2010 for options that may be granted	667,262

        Stock-based Compensation related to Stock Options.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. There were no options granted for the six months ended June 30, 2010. The use of a different model or different assumptions, may result in a materially different valuation. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model for the six months ended June 30, 2009 are as follows:

Stock Option Grants
Six months ended June 30, 2009
Grant date fair value	$17.02
Assumptions
Risk-free interest rate	2.12%
Expected life	6.00 years
Expected volatility	100%
Expected dividend yield	—%

        Compensation expense, net of tax, for the six months ended June 30, 2010 and 2009 due to stock options was approximately $0.2 million and $1.4 million, respectively.

        Restricted and Deferred Stock.    During the six months ended June 30, 2010, we granted 100,968 shares of restricted stock and deferred stock units to non-employee directors. The restricted stock and deferred stock units vest over a three-year period. The weighted average grant date fair value per share of restricted and deferred stock units granted during the six months ended June 30, 2010 was $17.55, and is based on the stock price as of the date of grant. No shares of restricted stock or deferred stock units were granted during the six months ended June 30, 2009. Compensation expense, net of tax, for the six months ended June 30, 2010 and 2009 from restricted stock and deferred stock units was $0.7 million and $0.6 million, respectively. A summary of restricted stock and deferred stock units and related changes therein is as follows:

	Six months ended June 30, 2010
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregatep Intrinsic Value
				(In thousands)
Outstanding on January 1, 2010	1,133,426		$10.82
Granted	100,968		17.55
Vested	(5,686)		296.58
Forfeited	(5,517)		16.35
Outstanding on June 30, 2010	1,223,191	1.13	10.02	$16,317

Vested or expected to vest at June 30, 2010	1,197,596	1.12	10.02	$15,976

        As of June 30, 2010 and 2009, we had approximately $5.9 million and $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $3.7 million and $5.3 million, respectively. For additional information about our share-based payment awards, refer to Note 14 of the Notes to Consolidated Financial Statements in our 2009 Annual Report.

14.   COMPREHENSIVE INCOME INFORMATION

        Our comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by ASC subtopic 715-30, Compensation—Retirement Benefits—Defined

Benefit Plans—Pensions. The components of accumulated other comprehensive loss and total comprehensive income are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	June 30, 2010	December 31, 2009
Unrealized gain on derivative contracts	$515	$160
Pension liability adjustment including affect of ASC topic 715	(23,124)	(23,377)
Currency translation adjustment	15,088	17,000

Total accumulated other comprehensive loss	$(7,521)	$(6,217)

        The components of total comprehensive income are as follows:

Total comprehensive income

	Three months ended June 30,		Six months ended June 30,
In thousands	2010	2009	2010	2009
Net income	$21,689	$2,666	$2,658	$51,147
Unrealized gain on derivative contracts	610	1,862	355	629
Pension liability adjustment including affect of ASC topic 715	106	478	253	714
Currency translation adjustment	(7,900)	12,878	(1,912)	8,081

Total comprehensive income	$14,505	$17,884	$1,354	$60,571

15.   INCOME TAXES

        Our effective income tax rates for the three and six months ended June 30, 2010 were negative 8.2 percent and 132.1 percent, respectively, as compared to 107.2 percent and negative 122.3 percent, as reported for the three and six months ended June 30, 2009, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of certain uncertain tax positions in Canada and the lapsing of the statute of limitations on certain other uncertain tax positions in Canada, offset by an asset valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from the timely repayment of the Mississippi Industrial Development Bond described below, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest would create state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. These credits do not expire.

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

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt and natural gas swap contracts as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$496,907	$512,500	$496,739	$506,250
10.75% senior subordinated notes due 2016	—	—	41,360	38,591
7.125% senior notes due 2013	—	—	8,965	8,293
9.5% senior notes due 2014	—	—	13,151	12,157
Level 2
Long-term debt:
10.75% senior subordinated notes due 2016	41,385	42,544	—	—
7.125% senior notes due 2013	8,965	8,400	—	—
9.5% senior notes due 2014	13,156	12,942	—	—
ABL revolver expires 2013	65,678	65,678	56,462	56,462
Derivative instruments:
Natural gas swap contracts	825	825	257	257

17.   SEGMENT INFORMATION

        We previously reported four operating segments: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflected the organization used by our management for purposes of allocating resources, and assessing performance. Throughout 2009, we undertook various management changes, cost reductions and restructuring strategies to improve the operating results of our building products businesses. This resulted in realigning and consolidating the previous window and door profiles and mouldings products segment and the previous outdoor building products segment in one segment, the building products segment. The building products segment is now operated by one business manager and under one operating structure and further meets the aggregation criteria of ASC topic 280.

        Accordingly, beginning January 1, 2010, we report the following three reportable segments: (i) chlorovinyls; (ii) aromatics; and (iii) building products. The information for the three and six months ended June 30, 2009 has been adjusted to be presented on a comparable basis. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, VCM and vinyl resins and compounds. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone. Our vinyl-based building and home improvement products, including window and door profiles, mouldings, siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Group brand names, and are managed within the building products segment.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes and costs of our receivables securitization program in 2009. Transactions between operating segments are valued at market-based prices. The revenues generated by these transfers are provided in the following table.

        The accounting polices of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2009 Annual Report.

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended June 30, 2010:
Net sales	$300,811	$191,646	$243,249	$—	$735,706
Intersegment revenues	93,849	—	—	(93,849)	—
Long-lived asset impairment charges	—	—	—	—	—
Restructuring costs	489	—	(50)	—	439
Operating income (loss)	36,196	(7,782)	18,738	(9,258)	37,894
Depreciation and amortization	14,905	350	8,715	1,251	25,221
Three months ended June 30, 2009:
Net sales	$232,045	$75,953	$216,345	$—	$524,343
Intersegment revenues	71,398	—	—	(71,398)	—
Long-lived asset impairment charges	478	—	15,712	—	16,190
Restructuring costs	1,432	—	2,383	—	3,815
Operating income (loss)	24,376	7,888	(7,603)	(19,531)	5,130
Depreciation and amortization	14,520	1,124	9,742	3,350	28,736

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Six months ended June 30, 2010:
Net sales	$588,522	$382,334	$396,299	$—	$1,367,155
Intersegment revenues	160,607	—	—	(160,607)	—
Restructuring costs	(463)	—	597	—	134
(Gain) loss on sale of assets, net	—	—	—	—	—
Operating income (loss)	27,544	1,863	15,065	(17,053)	27,419
Depreciation and amortization	29,703	730	17,179	2,498	50,110
Six months ended June 30, 2009:
Net sales	$473,783	$127,458	$330,433	$—	$931,674
Intersegment revenues	111,179	—	—	(111,179)	—
Long-lived asset impairment charges	478	—	15,712	—	16,190
Restructuring costs	3,474	—	5,911	2,468	11,853
(Gain) loss on sale of assets, net	—	—	62	—	62
Operating income (loss)	44,892	8,362	(41,882)	(31,947)	(20,575)
Depreciation and amortization	30,671	2,259	19,205	7,317	59,452

18.   SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indenture for our 9.0 percent senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., and Royal Window and Door Profiles Plant 14 Inc. all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for its wholly and majority owned subsidiaries. The following condensed consolidating balance sheet information, statements of operations information and statements of cash flows information present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

June 30, 2010

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$23,912	$11,251	$—	$35,163
Receivables, net	—	466,166	116,967	(266,364)	316,769
Inventories	—	201,252	94,053	—	295,305
Prepaid expenses	409	18,699	6,073	—	25,181
Income tax receivables	—	24,221	312	—	24,533
Deferred income taxes	—	21,111	—	—	21,111

Total current assets	409	755,361	228,656	(266,364)	718,062
Property, plant and equipment, net	181	428,578	229,279	—	658,038
Long-term receivables—affiliates	429,969	—	—	(429,969)	—
Goodwill	—	97,571	105,316	—	202,887
Intangibles, net	—	12,379	2,320	—	14,699
Deferred income taxes	—	—	1,513	—	1,513
Other assets, net	20,155	68,273	10,136	—	98,564
Non-current assets held-for-sale	—	14,150	—	—	14,150
Investment in subsidiaries	829,014	2,075	—	(831,089)	—

Total assets	$1,279,728	$1,378,387	$577,220	$(1,527,422)	$1,707,913

Current portion of long-term debt	$10,700	$—	$24,978	$—	$35,678
Accounts payable	237,941	157,354	61,792	(266,364)	190,723
Interest payable	25,792	—	73	—	25,865
Income taxes payable	—	38	1,186	—	1,224
Accrued compensation	577	12,494	5,717	—	18,788
Liability for unrecognized income tax
benefits and other tax reserves	—	3,200	5,432	—	8,632
Other accrued liabilities	419	20,021	25,660	—	46,100

Total current liabilities	275,429	193,107	124,838	(266,364)	327,010
Long-term debt	606,305	17	105,545	—	711,867
Long-term payables—affiliates	—	—	429,969	(429,969)	—
Liability for unrecognized income tax benefits	—	6,650	36,513	—	43,163
Deferred income taxes	11,401	197,035	—	—	208,436
Other non-current liabilities	4,523	29,145	1,699	—	35,367

Total liabilities	897,658	425,954	698,564	(696,333)	1,325,843

Total stockholders' equity (deficit)	382,070	952,433	(121,344)	(831,089)	382,070

Total liabilities and stockholders' equity (deficit)	$1,279,728	$1,378,387	$577,220	$(1,527,422)	$1,707,913

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	424,695	59,620	(425,695)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	18,790	4,608	—	24,002
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	13,177	—	—	13,177

Total current assets	150,925	687,280	154,110	(425,695)	566,620
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	844,504	608	—	(845,112)	—

Total assets	$1,453,202	$1,341,088	$517,404	$(1,707,054)	$1,604,640

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	420,364	100,144	30,016	(425,695)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax benefits and other tax reserves	—	3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	451,939	129,251	70,404	(425,695)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax benefits	—	6,536	40,260	—	46,796
Deferred income taxes	15,211	193,743	(1,526)	—	207,428
Other non-current liabilities	5,007	29,991	2,038	—	37,036

Total liabilities	1,076,495	359,562	653,818	(861,942)	1,227,933

Total stockholders' equity (deficit)	376,707	981,526	(136,414)	(845,112)	376,707

Total liabilities and stockholders' equity (deficit)	$1,453,202	$1,341,088	$517,404	$(1,707,054)	$1,604,640

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended June 30, 2010

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,222	$604,959	$186,422	$(59,897)	$735,706
Operating costs and expenses:
Cost of sales	—	563,005	153,085	(55,676)	660,414
Selling, general and administrative expenses	6,912	20,251	14,017	(4,221)	36,959
Restructuring costs	—	42	397		439

Total operating costs and expenses	6,912	583,298	167,499	(59,897)	697,812

Operating (loss) income	(2,690)	21,661	18,923	—	37,894
Other income (expense):
Interest (income) expense, net	(18,446)	5,048	(4,027)	—	(17,425)
Loss on debt modification and extinguishment, net	—	—	—	—	—
Foreign exchange loss	(81)	—	(348)	—	(429)
Equity in income of subsidiaries	(8,993)	1,723	—	7,270	—
Intercompany interest income (expense)	1,218	—	(1,218)	—	—

(Loss) income before income taxes	(28,992)	28,432	13,330	7,270	20,040
(Benefit) provision for income taxes	(50,681)	52,932	(3,900)	—	(1,649)

Net income (loss)	$21,689	$(24,500)	$17,230	$7,270	$21,689

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended June 30, 2009

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,806	$411,093	$151,239	$(41,795)	$524,343
Operating costs and expenses:
Cost of sales	11	357,717	128,732	(37,499)	448,961
Selling, general and administrative expenses	14,800	22,305	17,438	(4,296)	50,247
Long-lived asset impairment charges	—	7,166	9,024	—	16,190
Restructuring costs	—	230	3,585		3,815
(Gain) Loss on sale of assets, net		(2)	2		—

Total operating costs and expenses	14,811	387,416	158,781	(41,795)	519,213

Operating (loss) income	(11,005)	23,677	(7,542)	—	5,130
Other income (expense):
Gain on the substantial modification of debt	—	—	—	—	—
Interest expense (income), net	(42,538)	6,328	(5,137)	—	(41,347)
Foreign exchange gain (loss)	15	43	(1,013)	—	(955)
Equity in income of subsidiaries	1,242	(3,436)	—	2,194	—
Intercompany interest income (expense)	1,602	—	(1,602)	—	—

(Loss) income from continuing operations before income taxes	(50,684)	26,612	(15,294)	2,194	(37,172)
Provision (benefit) for income taxes	(53,350)	17,865	(4,353)	—	(39,838)

Net income (loss)	$2,666	$8,747	$(10,941)	$2,194	$2,666

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Six Months Ended June 30, 2010

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$8,096	$1,157,306	$304,311	$(102,558)	$1,367,155
Operating costs and expenses:
Cost of sales	—	1,105,494	253,753	(94,462)	1,264,785
Selling, general and administrative expenses	13,982	39,522	29,409	(8,096)	74,817
Restructuring costs	—	586	(452)		134

Total operating costs and expenses	13,982	1,145,602	282,710	(102,558)	1,339,736

Operating (loss) income	(5,886)	11,704	21,601	—	27,419
Other income (expense):
Interest expense, net	(40,724)	13,320	(7,856)	—	(35,260)
Loss on debt modification and extinguishment, net	—	—	—	—	—
Foreign exchange loss	(69)	—	(365)	—	(434)
Equity in income of subsidiaries	(11,606)	1,440	—	10,166	—
Intercompany interest income (expense)	2,250	—	(2,250)	—	—

(Loss) income before income taxes	(56,035)	26,464	11,130	10,166	(8,275)
(Benefit) provision for income taxes	(58,693)	51,029	(3,269)	—	(10,933)

Net income (loss)	$2,658	$(24,565)	$14,399	$10,166	$2,658

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Six Months Ended June 30, 2009

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$7,647	$764,807	$227,470	$(68,250)	$931,674
Operating costs and expenses:
Cost of sales	9	690,804	209,998	(59,528)	841,283
Selling, general and administrative expenses	20,384	40,962	30,237	(8,722)	82,861
Long-lived asset impairment charges	—	7,166	9,024	—	16,190
Restructuring costs	2,468	324	9,061		11,853
(Gain) Loss on sale of assets		(2)	64		62

Total operating costs and expenses	22,861	739,254	258,384	(68,250)	952,249

Operating income (loss)	(15,214)	25,553	(30,914)	—	(20,575)
Other income (expense):
Gain (loss) on substantial modification of debt	121,700	—	(667)	—	121,033
Interest expense, net	(79,961)	11,900	(8,458)	—	(76,519)
Foreign exchange (loss) gain	(17)	43	(959)	—	(933)
Equity in income of subsidiaries	(16,694)	(9,334)	—	26,028	—
Intercompany interest expense	4,007	—	(4,007)	—	—

Income (loss) from continuing operations before income taxes	13,821	28,162	(45,005)	26,028	23,006
(Benefit) provision for income taxes	(37,326)	12,423	(3,238)	—	(28,141)

Net income (loss)	$51,147	$15,739	$(41,767)	$26,028	$51,147

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Six Months Ended June 30, 2010

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,384	$13,808	$(23,269)	$—	$5,923

Cash from investing activities:
Capital expenditures	—	(14,751)	(6,031)	—	(20,782)
Proceeds from sale of property, plant and equipment, and assets held-for sale	—	—	1,549	—	1,549

Net cash used in investing activities	—	(14,751)	(4,482)	—	(19,233)
Cash from financing activities:
Repayments on ABL Revolver	(282,640)	—	(20,861)	—	(303,501)
Borrowings on ABL Revolver	267,343	—	46,229	—	313,572
Repayment of long-term debt	—	(25)	—	—	(25)
Fees paid to amend or issue debt facilities	(3,415)	—	85	—	(3,330)
Tax benefits from employee share based exercises	3,328	—	—	—	3,328

Net cash (used in) provided by financing activities	(15,384)	(25)	25,453	—	10,044

Effect of exchange rate changes on cash	—	—	(368)	—	(368)

Net change in cash and cash equivalents	—	(968)	(2,666)	—	(3,634)
Cash and cash equivalents at beginning of period	—	24,880	13,917	—	38,797

Cash and cash equivalents at end of period	$—	$23,912	$11,251	$—	$35,163

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Six Months Ended June 30, 2009

(Unaudited)

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$43,558	$(8,324)	$(55,263)	$—	$(20,029)

Cash from investing activities:
Proceeds from insurance recoveries	—	1,781	199	—	1,980
Capital expenditures	—	(16,850)	(1,535)	—	(18,385)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	878	—	878

Net cash used in investing activities	—	(15,069)	(458)	—	(15,527)
Cash from financing activities:
Repayments on revolving line of credit	—	—	(4,363)	—	(4,363)
Borrowings on revolving line of credit	201	—	102,312	—	102,513
Long-term debt payments	(18,792)	(26)	—	—	(18,818)
Purchase and retirement of common stock	(25)	—	—	—	(25)
Fees paid to amend debt	(24,942)	—	(4,719)	—	(29,661)

Net cash (used in) provided by financing activities	(43,558)	(26)	93,230	—	49,646

Effect of exchange rate changes on cash	—	—	235	—	235

Net change in cash and cash equivalents	—	(23,419)	37,744	—	14,325
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$26,305	$77,995	$—	$104,300

19.   RESTATEMENT

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

        In addition, we have determined that, beginning in 2007 and continuing through March 31, 2010, there were misapplications of FASB ASC Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long-term liability for unrecognized income tax benefits to be overstated as of December 31, 2009 by $12.6 million, with a corresponding understatement of our income tax benefit of $5.6 million and $5.8 million for the three and six months ended June 30, 2009, respectively.

        The other misapplications of ASC Topic 740 that occurred beginning upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of December 31, 2009.

        As a result of the foregoing, as of and for the three months ended June 30, 2009, the benefit from income taxes was understated by $5.6 million and net income was understated by $5.6 million. For the six months ended June 30, 2009 the benefit from income taxes was understated by $5.8 million and net income was also understated by $5.8 million. As of December 31, 2009 prepaid expenses were overstated by $0.3 million, deferred income tax assets were overstated by $0.9 million, liability for unrecognized tax benefits was overstated by $17.6 million, deferred tax liabilities were understated by $33.0 million, and accumulated deficit was understated by $16.7 million.

        The following tables present the condensed consolidated balance sheet, statement of operations and statement of cash flows accounts reported herein that were impacted by the restatement (all amounts are in thousands, except per share amounts):

	As of December 31, 2009
Balance sheet accounts impacted	As Previously Reported	Adjustments	As Restated
Prepaid expenses	$24,296	$(294)	$24,002
Deferred income taxes (assets)	$14,108	$(931)	$13,177
Total current assets	$567,845	$(1,225)	$566,620
Total assets	$1,605,865	$(1,225)	$1,604,640
Liability for unrecognized income tax benefits	$64,371	$(17,575)	$46,796
Deferred income taxes (liability)	$174,457	$32,971	$207,428
Total liabilities	$1,212,537	$15,396	$1,227,933
Accumulated deficit	$(72,713)	$(16,718)	$(89,431)
Accumulated other comprehensive loss, net of tax	$(6,314)	$97	$(6,217)
Total stockholders' equity (deficit)	$393,328	$(16,621)	$376,707
Total liabilities and stockholders' equity (deficit)	$1,605,865	$(1,225)	$1,604,640

	For the six months ended June 30, 2009
Statement of Operations accounts impacted	As Previously Reported	Adjustments	As Restated
Provision (benefit) for income taxes	$(22,327)	$(5,814)	$(28,141)
Net income (loss)	$45,333	$5,814	$51,147
Earnings (loss) per share—Basic	$32.50	$4.16	$36.66
Earnings (loss) per share—Diluted	$32.38	$4.16	$36.54
Statement of Cash flows impact
Net income (loss)	$45,333	$5,814	$51,147
Other non-cash items	$2,377	$(5,814)	$(3,437)

	For the three months ended June 30, 2009
Statement of Operations accounts impacted	As Previously Reported	Adjustments	As Restated
Provision (benefit) for income taxes	$(34,221)	$(5,617)	$(39,838)
Net income (loss)	$(2,951)	$5,617	$2,666
Earnings (loss) per share—Basic	$(2.13)	$4.04	$1.91
Earnings (loss) per share—Diluted	$(2.13)	$4.03	$1.90

        For additional information regarding the overall impact of the restatements on all of our historical financial statements, see Note 22 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Our financial results as of and for the year ended December 31, 2009 have been restated, including our financial results for the three and six months ended June 30, 2009. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations has been updated to reflect the effect of such restatement. For a more detailed description of the restatement, see Note 19 of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

        We have identified three reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) aromatics; and (iii) building products.

Results of Operations

        The following table sets forth our condensed consolidated statement of operations data for the three and six months ended June 30, 2010 and 2009, and the percentage of net sales of each line item for the three and six months presented.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Net sales	$735.7	100%	$524.3	100%	$1,367.2	100%	$931.7	100%
Cost of sales	660.4	89.8%	449.0	85.6%	1,264.8	92.5%	841.3	90.3%

Gross margin	75.3	10.2%	75.3	14.4%	102.4	7.5%	90.4	9.7%
Selling, general and administrative expense	37.0	5.0%	50.2	9.6%	74.8	5.5%	82.9	8.9%
Long-lived asset impairment charges	—	—%	16.2	3.1%	—	—%	16.2	1.7%
Restructuring costs	0.4	0.0%	3.8	0.7%	0.1	0.0%	11.9	1.3%

Operating income (loss)	37.9	5.2%	5.1	1.0%	27.5	2.0%	(20.6)	(2.2)%
Gain on substantial modification of debt	—	—%	—	—%	—	—%	121.0	13.0%
Net interest expense	(17.4)	(2.4)%	(41.3)	(7.9)%	(35.3)	(2.6)%	(76.5)	(8.2)%
Foreign exchange loss	(0.4)	(0.0)%	(1.0)	(0.2)%	(0.4)	(0.0)%	(0.9)	(0.1)%
Benefit from income taxes	1.6	0.2%	39.9	7.6%	10.9	0.8%	28.1	3.0%

Net income (loss)	$21.7	3.0%	$2.7	0.5%	$2.7	0.2%	$51.1	5.5%

        The following table sets forth certain financial data by reportable segment for the three and six months ended June 30, 2010 and 2009, and the percentage of total net sales by segment for each sales item and operating income (loss) by segment.

	Three months ended				Six months ended
Dollars in Millions	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Net sales
Chlorovinyls products	$300.8	40.9%	$232.0	44.3%	$588.5	43.0%	$473.8	50.8%
Building products	243.2	33.1%	216.3	41.2%	396.4	29.0%	330.5	35.5%
Aromatics products	191.7	26.0%	76.0	14.5%	382.3	28.0%	127.4	13.7%

Total net sales	$735.7	100.0%	$524.3	100.0%	$1,367.2	100.0%	$931.7	100.0%

Operating income (loss)
Chlorovinyls products	$36.2		$24.4		$27.5		$44.9
Building products	18.8		(7.7)		15.1		(41.9)
Aromatics products	(7.8)		7.9		1.9		8.3
Unallocated corporate	(9.3)		(19.5)		(17.1)		(31.9)

Total operating income (loss)	$37.9		$5.1		$27.4		$(20.6)

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

        Net Sales.    For the three months ended June 30, 2010, net sales totaled $735.7 million, an increase of 40 percent compared to $524.3 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales prices of 23 percent (or 20 percent on a constant currency basis) and our sales volumes of 14 percent as compared to the three months ended June 30, 2009. Our overall average sales price increase was primarily a result of increases in the sales prices of vinyl resins and our aromatics products. The sales price increases reflect higher costs for our raw materials. Our overall sales volume increase was mainly attributable to an increase in demand in North America for most of our products, which, in turn, was attributable to U.S and Canadian housing starts increasing 14 percent and 53 percent, respectively, from the first half of 2009 to the first half of this year according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in June 2010 and Canada Mortgage and Housing Corporation in July 2010.

        Gross Margin.    Total gross margin decreased from 14.4 percent of sales for the three months ended June 30, 2009, to 10.2 percent of sales for the three months ended June 30, 2010. This decrease in gross margin percentage was primarily due to a significant increase in raw material costs, lower caustic sales prices and a scheduled and unscheduled plant turnaround for maintenance, offset partially by an increase in vinyl resin and aromatics sales prices, increased aromatics and building products sales volumes and a favorable currency impact. Our primary feedstocks and natural gas costs in our chemical segments normally track industry prices. Chemical Market Associates, Incorporated ("CMAI") reported an increase in our feedstock prices of 67 percent for ethylene, 52 percent for chlorine, 68 percent for benzene, 64 percent for propylene and 19 percent for natural gas from the second quarter of 2009 to the second quarter of 2010. We implemented numerous cost savings initiatives during 2009 that we continue to execute with the goal of improving our gross margins.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $37.0 million for the three months ended June 30, 2010, a 26 percent decrease from the $50.2 million for the three months ended June 30, 2009. This decrease in selling, general and administrative expenses of $13.2 million is primarily due to the favorable impacts of: (i) a $7.5 million decrease in fees to several consultants previously engaged to assist us in reducing overall indebtedness and related interest expense and continued performance improvement, transportation management and indirect sourcing cost reduction and other initiatives, (ii) a $5.5 million decrease in bad debt expense, of which $3.5 million was attributable to our chlorovinyls segment and $2.0 million was attributable to our building products segment and (iii) a decrease in the discount on sale of interests in our trade receivables of $2.7 million in our unallocated corporate overhead due to the December 2009 termination of our asset securitization program. This was offset by the unfavorable impacts of: (i) a $2.7 million increase in incentive compensation and (ii) a $1.7 million unfavorable currency impact on our costs in Canada in our building products segment.

        Long-lived Asset Impairment Charges.    In May 2009, we initiated plans to further consolidate plants in our window and door profiles and mouldings products segment ("2009 Window and Door Consolidation Plan"). In accordance with generally accepted accounting principles, we wrote down the plants' property, plant and equipment, resulting in a $16.2 million impairment charge in the three months ended June 30, 2009. There was no impairment charge during the three months ended June 30, 2010.

        Restructuring Costs.    For the three months ended June 30, 2010, we incurred $0.4 million of severance and other exit costs. For the three months ended June 30, 2009, our severance and other exit costs totaled $3.8 million, and consisted of expenses associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan.

        Interest Expense, net.    Interest expense, net decreased to $17.4 million for the three months ended June 30, 2010 from $41.3 million for the three months ended June 30, 2009. This interest expense decrease of $23.9 million was primarily attributable to lower overall debt balances during the second quarter of 2010 compared to the same quarter last year. The lower overall debt balance was due primarily to the exchange of approximately $736.0 million of our debt for equity on July 27, 2009. This reduction in debt effectively decreased our annual cash interest expense by $69.7 million.

        Benefit from Income Taxes.    The benefit from income taxes was $1.6 million for the three months ended June 30, 2010 compared with the benefit from income taxes of $39.9 million for the three months ended June 30, 2009. The decrease in the benefit from income taxes primarily resulted from a $57.2 million increase in pre-tax income and from the release of a portion of the valuation allowance previously recorded in Canada. Our effective income tax rates for the three months ended June 30, 2010 and 2009 were negative 8.2 percent and 107.2 percent, respectively. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of certain uncertain tax positions in Canada and the lapsing of the statute of limitations on certain other uncertain tax positions in Canada, offset by an asset valuation allowance in Canada. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from the timely repayment of the Mississippi Industrial Development Bond described below, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest would create state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. These credits do not expire.

  Chlorovinyls Segment

        Net Sales.    For the three months ended June 30, 2010, net sales totaled $300.8 million, an increase of 30 percent compared to $232.0 million for the same quarter last year. Our overall average sales price increased 28 percent as compared to the three months ended June 30, 2009, while our overall sales volume was up slightly. Our overall sales price increased primarily due to a vinyl resins sales price increase of 46 percent, partially offset by a decrease in the price of caustic soda of 26 percent. The vinyl resins sales price increase reflects higher prices for the feedstocks ethylene and chlorine. CMAI reported that caustic soda industry sales prices had decreased 66 percent during the second quarter of 2009 due to an increase in global supply from new chlor-alkali capacity additions in Asia during 2009, and the significant global economic downturn during 2009, effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users. Our overall chlorovinyls sales volume increased as a result of the increase in demand in North America for vinyl resin of 16 percent, caustic soda of 36 percent and vinyl compounds of 21 percent, offset partially by a decrease in exports of 25 percent. According to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") in June 2010, North American vinyl resin industry sales volume increased 1 percent as a result an increase in exports of 53 percent, offset by a decrease in domestic sales volume of 10 percent.

        Operating Income.    Operating income increased by $11.8 million from $24.4 million for the three months ended June 30, 2009 to $36.2 million for the three months ended June 30, 2010. This increase in operating income was due to an increase in vinyl resins and vinyl compound sales prices, increased North America vinyl resins and vinyl compounds sales volumes, higher production rates and also the impact of several cost saving initiatives implemented during 2009 which continue to be realized in 2010. This operating income increase was partially offset by an increase in raw material costs and lower caustic sales prices. Our overall feedstocks and natural gas costs in the second quarter of 2010 increased 41 percent compared to the second quarter of 2009. CMAI reported industry price increases for our primary feedstock of 68 percent for ethylene and 52 percent for chlorine as compared to the second quarter of 2009. In addition, during the three months ended June 30, 2010, we had one unscheduled plant turnaround for maintenance. Our chlorovinyls operating rate increased from about 79 percent for the second quarter of 2009 to about 88 percent for the second quarter of 2010.

  Building Products Segment

        Net Sales.    Net sales totaled $243.2 million for the three months ended June 30, 2010, an increase of 12 percent (or 5 percent on a constant currency basis) compared to $216.3 million for the same quarter last year. The net sales increase was supported by improved volumes of 4 percent as demand in the Canadian housing and construction markets remained strong and we further benefited from a favorable currency impact on sales in Canada. In the U.S., volumes declined 9 percent from 2009 as we were negatively impacted by the loss of a seasonal program with a large retail customer. According to PIPS industry data for our products, North America extruded vinyl resin volumes declined 19 percent during the same time period. For the second quarter of 2010 our building products segment geographical sales continued to show a higher Canadian weighting of 61 percent compared to the U.S. sales of 38 percent as a result of the stronger demand in Canada and the currency benefit.

        Operating Income (Loss).    Operating income increased by $26.5 million from an operating loss of $7.7 million for the three months ended June 30, 2009 to income of $18.8 million for the three months ended June 30, 2010. The second quarter of 2009 includes an asset impairment charge of $15.7 million and a restructuring charge of $2.4 million while the second quarter of 2010 includes $0.1 million of net restructuring income. In addition, this increase in operating income was due to increased sales volumes, a favorable currency impact and benefits from numerous cost saving initiatives implemented during 2009 which continue to be realized in 2010. This increase in sales volume was due primarily to increased demand in the North American housing and construction markets which was most evident in Canada. In May 2009, we implemented a plan to reduce our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations, which contributed to the improved gross margin realized by the building products segment for the three months ended June 30, 2010 as compared to the same quarter last year.

  Aromatics Segment

        Net Sales.    Net sales totaled $191.7 million for the three months ended June 30, 2010, an increase of 153 percent compared to $76.0 million for the second quarter of 2009. The net sales increase was primarily a result of an increase in our overall sales volumes of 64 percent and sales prices of 54 percent as compared to the three months ended June 30, 2009. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of cumene of 42 percent, phenol of 103 percent and acetone of 193 percent. Our aromatics sales volume increase was due to an increase in domestic contract sales and opportunistic spot sales in both North America and export markets due to industry operating issues. Our overall average sales prices increased as a result of an increase in the prices of cumene of 61 percent, phenol of 45 percent and acetone of 20 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene.

        Operating (Loss) Income.    Operating loss increased by $15.7 million from operating income of $7.9 million for the three months ended June 30, 2009 to an operating loss of $7.8 million for the three months ended June 30, 2010. This increase in operating loss was due primarily to significant increases in our feedstock costs which more than offset increases in our sales prices and volumes for all of our aromatics products. In addition during the second quarter of 2010, we were not able to recover previously purchased raw materials costs in a decreasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. During the second quarter of 2010, CMAI reported industry prices for our feedstocks trended downward by 68 percent for benzene and 64 percent for propylene. Conversely during the second quarter of 2009, our operating income was driven by raw material and sales prices rising throughout the quarter, resulting in an inventory holding gain. We also had one scheduled plant turnaround for maintenance during the second quarter of 2010. Our aromatics sales volume increase was due to an increase in domestic contract sales and increased opportunistic spot sales in both North America and export markets due to industry operating issues.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

        Net Sales.    For the six months ended June 30, 2010, net sales totaled $1,367.2 million, an increase of 47 percent compared to $931.7 million for the first six months of last year. The net sales increase was primarily a result of an increase in our overall sales volumes of 20 percent and sales prices of 19 percent on a constant currency basis. Our overall sales volume increase was mainly attributable to an increase in demand in North America for most of our products, which, in turn, was driven by U.S and Canadian housing starts increasing 14 percent and 53 percent, respectively, from the first six months of 2009 to the same period of this year according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in June 2010 and Canada Mortgage and Housing Corporation in July 2010. Our overall average sales price increase was primarily a result of increases in the prices of vinyl resins and our aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for our raw materials.

        Gross Margin.    Total gross margin decreased from 9.7 percent of sales for the six months ended June 30, 2009 to 7.5 percent of sales for the six months ended June 30, 2010. This decrease in gross margin percentage was primarily due to a significant increase in raw material costs and lower caustic soda sales prices, offset partially by an increase in vinyl resin and aromatics sales prices, increased vinyl compound and building products sales volumes and a favorable Canadian currency impact. Our primary raw materials and natural gas costs in our chemical segments normally track industry prices. CMAI reported an increase of 76 percent for ethylene, 64 percent for chlorine, 115 percent for benzene, 105 percent for propylene and 16 percent for natural gas from the first six months of 2009 to the first six months of 2010. We implemented numerous cost savings initiatives during 2009 that we continue to execute on, with the goal of improved gross margins.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $74.8 million for the six months ended June 30, 2010, a 10 percent decrease from the $82.9 million for the six months ended June 30, 2009. This selling, general and administrative expense decrease of $8.1 million is primarily due to the favorable impacts of: (i) a $5.3 million decrease in fees paid to several consultants engaged in 2009 to assist us in reducing overall indebtedness and related interest expense and continued performance improvement, transportation management and indirect sourcing cost reduction initiatives, among other areas of the business, (ii) a $7.8 million decrease in bad debt expense, of which $4.0 million was attributable to our chlorovinyls segment and $3.8 million was attributable to our building products segment, and (iii) a decrease in the discount on sale of interests in our trade receivables of $5.6 million in our unallocated corporate overhead due to the December 2009 termination of our asset securitization program. These decreases were offset by the unfavorable impacts of: (i) a $3.9 million increase in incentive compensation. (ii) $3.9 million in unfavorable currency impact on our costs in Canada in our building products segment, (iii) a $3.8 million gain from litigation settlements in the six months ended June 30, 2009 in our chlorovinyls segment, (iv) $1.5 million of insurance proceeds received in the six months ended June 30, 2009 in our chlorovinyls segment.

        Restructuring Costs.    For the six months ended June 30, 2009, we incurred $9.4 million of severance and other exit costs, which are reflected in the accompanying unaudited condensed consolidated statement of operations. Also for the six months ended June 30, 2009, we incurred $2.5 million in fees paid to consultants, to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. For the six months ended June 30, 2010, there were $0.1 million of severance and other exit costs.

        Gain on substantial modification of debt.    On March 16, 2009, we executed the fifth amendment to our senior secured credit facility and accounted for this amendment as an extinguishment of the Term Loan B in accordance with ASC subtopic 470-50 section 40, Modifications and Extinguishments. Accordingly, we recorded the amended Term Loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term Loan B and the carrying value of the original Term Loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain. There were no similar gains in the 2010 period.

        Interest Expense, net.    Interest expense, net decreased to $35.3 million for the six months ended June 30, 2010, from $76.5 million for the six months ended June 30, 2009. This decrease in interest expense, net of $41.3 million was primarily attributable to lower overall debt balances during the first six months of 2010 compared to the first six months of last year. The lower overall debt balance was due primarily to the exchange of approximately $736.0 million of our debt for equity on July 27, 2009. This reduction in debt effectively decreased our annual cash interest expense by $69.7 million.

        Benefit from income taxes.    The benefit from income taxes was $10.9 million for the six months ended June 30, 2010 compared with the benefit from income taxes of $28.1 million for the six months ended June 30, 2009. The decrease in the benefit from income taxes primarily resulted from a $31.3 million decrease in the pre-tax income and from the release of a portion of the valuation allowance previously recorded in Canada. Our effective income tax rates for the six months ended June 30, 2010 and 2009 were 132.1 percent and negative 122.3 percent, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of certain uncertain tax positions in Canada and the lapsing of the statute of limitations on certain other uncertain tax positions in Canada, offset by an asset valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada

  Chlorovinyls Segment

        Net Sales.    Net sales totaled $588.5 million for the six months ended June 30, 2010, an increase of 24 percent compared with net sales of $473.8 million for the first six months of last year. The net sales increase was primarily a result of an increase in our overall sales prices of 13 percent and sales volume of 10 percent as compared to the six months ended June 30, 2009. Our overall sales price increases were primarily due to vinyl resins sales price increases of 48 percent, partially offset by a decrease in the price of caustic soda of 56 percent. The vinyl resins sales price increase reflects higher prices for the feedstocks ethylene and chlorine. CMAI reported that caustic soda industry sales price decreased by 76 percent during the first six months of 2009 due to an increase in global supply from new chlor-alkali capacity additions in Asia during 2009 and the significant global economic downturn during 2009 effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users. Our overall chlorovinyls sales volume increase of 10 percent was primarily as a result of the increase in demand in North America for vinyl resin of 28 percent and vinyl compounds of 23 percent partially offset by a decrease in exports of 25 percent. North American vinyl resin industry sales volume increased 9 percent as a result of an increase in exports of 55 percent offset by a decrease in domestic sales volume of 3 percent, according to PIPS in June 2010.

        Operating Income.    Operating income decreased by $17.4 million from $44.9 million for the six months ended June 30, 2009 to $27.5 million for the six months ended June 30, 2010. This decrease in operating income was due to a significant increase in raw material costs and lower caustic sales prices. This operating income decrease was partially offset by an increase in vinyl resins sales prices, increased North American vinyl resins and vinyl compounds sales volumes and also several cost saving initiatives implemented during 2009 which continue to be realized upon in 2010. Our overall raw materials and natural gas costs in the first six months of 2010 increased 31 percent compared to the first six months of 2009. CMAI reported that industry prices of our primary feedstocks, ethylene and chlorine, increased 76 percent, and 64 percent, respectively from the 2009 period. In addition, during the six months ended June 30, 2010, we had three scheduled and unscheduled plant turnarounds for maintenance compared to one during the six months ended June 30, 2009. Our chlorovinyls operating rate increased from about 70 percent for the first six months of 2009 to about 81 percent for the first six months of 2010.

  Building Products Segment

        Net Sales.    Net sales totaled $396.4 million for the six months ended June 30, 2010, an increase of 20 percent (or 10 percent on a constant currency basis) compared to $330.5 million for the first six months of last year. The net sales increase was supported by improved volumes of 12 percent as demand in the Canadian housing and construction markets remained strong and we further benefited from a favorable currency impact on sales in Canada. In the U.S., volumes declined from 2009 as we were negatively impacted by the loss of a seasonal program with a large retail customer. According to PIPS industry data for our products, North American extruded vinyl resin sales declined 10 percent during the same time frame. For the first six months of 2010, our building products segment geographical sales continued to show a higher Canadian weighting of 61 percent compared to the U.S. of 39 percent as a result of the stronger demand in Canada and the currency benefit.

        Operating Income (Loss).    Operating income increased by $57.0 million from an operating loss of $41.9 million for the six months ended June 30, 2009 to operating income of $15.1 million for the six months ended June 30, 2010. This increase in operating income was due to an increase in sales volumes, a favorable currency impact, and benefits from numerous cost saving initiatives implemented during 2009 which continue to be realized in 2010. In addition, the first six months of 2009 includes an asset impairment charge of $15.7 million and restructuring charge of $5.9 million, while the first six months of 2010 includes $0.6 million of restructuring expense. The building products sales volume increase was primarily due to increased demand in the North American housing and construction markets which was most evident in Canada, due in part to a relatively mild winter in Canada. In May 2009, we implemented a plan to reduce our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations, which contributed to the improved gross margin realized by the building products segment for the six months ended June 30, 2010, as compared to the same period last year.

  Aromatics Segment

        Net Sales.    Net sales were $382.3 million for the six months ended June 30, 2010, an increase of 200 percent compared to $127.4 million for the first six months of 2009. The net sales increase was primarily a result of an increase in our overall sales prices of 88 percent and sales volume of 59 percent as compared to the six months ended June 30, 2009. Our overall average sales prices increased as a result of an increase in the prices of cumene of 103 percent, phenol of 68 percent and acetone of 61 percent. The sales prices increases reflect higher costs for the feedstocks benzene and propylene. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of cumene of 47 percent, phenol of 85 percent and acetone of 111 percent. Our aromatics sales volume increases were due to an increase in opportunistic spot sales in both North America and export markets due to industry operating issues.

        Operating Income.    Operating income decreased by $6.4 million from $8.3 million for the six months ended June 30, 2009 to $1.9 million for the six months ended June 30, 2010. This decrease in operating income was due primarily to significant increases in our raw materials costs which more than offset increases in our sales prices and volumes for all of our aromatics products. In addition, our operating income improvement last year was driven by raw material prices rising throughout the first six months of 2009 resulting in an inventory holding gain. We also incurred one scheduled plant turnaround for maintenance during the first six months of 2010. Overall raw material costs increased 124 percent from the first six months of 2009 to the first six months of 2010 primarily as a result of increases in benzene and propylene costs. Our aromatics sales volume increase was due to an increase in domestic contract sales and opportunistic spot sales in both the North American and export markets due to industry operating issues.

Liquidity and Capital Resources

        Operating Activities.    For the six months ended June 30, 2010, we had $5.9 million of cash provided by operating activities as compared with $20.0 million of cash used for the six months ended June 30, 2009. The significant source of cash in the first six months of 2010 was an increase in accounts payable of $70.7 million. Significant uses of cash in the first six months of 2010 were an increase in accounts receivable of $103.7 million and an increase in inventories of $44.8 million. The major source of cash for the first six months of 2009 was a decrease in inventories of $34.8 million. Major uses of cash for the first six months of 2009 were a decrease in the asset securitization program of $23.2 million and an increase in prepaid expenses of $22.7 million primarily due to raw material prepayments. Net working capital at June 30, 2010 was a surplus of $391.0 million versus a surplus of $340.7 million at December 31, 2009. Significant changes in working capital for the first six months of 2010 included increases in accounts receivable, inventories, accounts payable and current portion of long-term debt.

        Investing Activities.    Net cash used in investing activities was $19.2 million and $15.5 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, we had capital expenditures of $20.8 million. During the six months ended June 30, 2009, we had capital expenditures of $18.4 million.

        Financing Activities.    Cash provided by financing activities was $10.0 million for the six months ended June 30, 2010 compared with $49.6 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we drew down a net $10.1 million under our ABL Revolver. During the six months ended June 30, 2009, we drew down a net $98.2 million under our revolving credit facility and paid fees related to amendments to our senior secured credit facility and our asset securitization facility of $29.7 million.

        On June 30, 2010, our balance sheet debt consisted of $65.7 million of borrowings under our ABL Revolver, $9.0 million of unsecured 7.125 percent senior notes due 2013, $13.2 million of unsecured 9.5 percent senior notes due 2014, $41.4 million of unsecured 10.75 percent senior subordinated notes due 2016, $496.9 million of 9.0 percent senior secured notes due 2017, $105.6 million of lease financing obligations and $15.9 million in other debt. At June 30, 2010, under our ABL Revolver, we had a maximum borrowing capacity of $300.0 million, and net of qualifying accounts receivable and inventory, outstanding letters of credit of $21.0 million, current borrowings of $65.7 million, and a fixed $15.0 million availability reserve, we had remaining availability of $198.3 million. Over the next twelve months, we expect to repay $35.7 million under our ABL Revolver. Therefore, we have classified this debt as current in our accompanying unaudited condensed consolidated balance sheet as of June 30, 2010.

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $35.2 million and the availability to borrow an additional $198.3 million under our ABL Revolver as of June 30, 2010, the Company has adequate funding for the foreseeable future to make required payments of principal and interest on its debt and fund its working capital and capital expenditure requirements. Additionally, based on our current and projected levels of operations and financial conditions we believe we will be able to continue for the foreseeable future to meet the restrictive covenants and comply with the financial ratio requirements of the ABL Revolver and the Company's indenture related to the 9.0 percent senior secured notes. As of June 30, 2010, we were in compliance with all required debt covenants. To the extent our cash flow and liquidity exceeds the levels necessary for us to make our required debt payments, fund our working capital and capital expenditure requirements and comply with the ABL Revolver and the indenture for the 9.0 percent senior secured notes, we may use that excess liquidity to further grow our business through investments or acquisitions and/or to further reduce our debt through optional prepayments or redemptions of our outstanding debt securities.

        On December 22, 2009, we refinanced our senior secured credit facility and our $175 million asset securitization agreement. At the time of the refinancing our senior secured credit facility consisted of a $300 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and asset securitization facility with the four-year term senior secured ABL Revolver and the issuance of $500.0 million in principal amount of 9.0 percent senior secured notes.

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

        Borrowings under the ABL Revolver bear interest, and borrowings under the senior secured credit facility also bear interest, at a rate per annum of the prime rate plus an applicable pricing margin (as defined in the ABL Revolver) or the LIBOR plus the applicable pricing margin. The weighted average interest rate under the ABL Revolver was 5.0 percent and 6.0 percent as of June 30, 2010 and December 31, 2009, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees For certain additional information retaining to the ABL Revolver, see Note 9 of the notes to the accompanying unaudited condensed consolidated financial statements.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of June 30, 2010, were as follows:

(In millions)	Total	2010	2011	2012	2013	2014	2015 and thereafter
Contractual obligations:
Long-term debt—principal	$648	$—	$—	$18	$75	$13	$542
Long-term debt—interest	346	29	56	55	55	51	100
Lease financing obligations	49	4	7	7	7	7	17
Operating lease obligations	72	11	16	14	9	7	15
Purchase obligations	1,682	277	470	385	282	268	0
Uncertain income tax positions	1	1	—	—	—	—	—
Other	11	—	—	—	—	—	11

Total	$2,809	$322	$549	$479	$428	$346	$685

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of June 30, 2010. Long-term debt obligations are listed based on when they are contractually due.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2017. We did not have significant capital lease obligations as of June 30, 2010.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of June 30, 2010.

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $49.9 million as June 30, 2010. We have included in the table above any liability for our unrecognized income tax benefits related to audits and other tax matters that we are likely to pay within a twelve month period. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

Outlook

        We continue to assume a slight recovery in U.S. and Canadian housings starts in 2010 compared to 2009 and conditions have remained favorable for PVC exports. Natural gas costs have been below our expectations. Aromatics has seen strong volume in the first half of 2010, but we expect more moderate volumes for the second half of 2010 and dropping propylene prices that will moderate the expectations from this segment. Ethylene prices are expected to stay in a range close to current levels; and PVC will continue to be challenged by soft volumes and margins.

Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of management as well as assumptions made by the information currently available to us. When used in this Form 10-Q, the words "anticipate," "believe," "plan," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical industry, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could change forward-looking statements are, among others:

  •
  changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;

  •
  the impacts of the current, and any potential future economic uncertainties in the housing and construction markets;

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

Critical Accounting Policies

        During the six months ended June 30, 2010, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K/A for the year ended December 31, 2009. There have been no material changes with respect to our exposure to market risks from those set out in such report.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for income taxes, the company's disclosure controls and procedures were not effective as of June 30, 2010.

        For certain additional information regarding the restatement of certain of the company's historical financial results and the material weakness identified by management, see Note 19 of the accompanying Notes to unaudited condensed Consolidated Financial Statements, and "Item 9A. Controls and Procedures" in the company's annual report on Form 10-K/A for the year ended December 31, 2009.

        Changes in Internal Control.    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified by management. However, as a result of the identification of the issues that led to the restatement, and the related reassessment of our internal control over financial reporting in August 2010, beginning in the third quarter of 2010, there have been changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Specifically, the following have been, are being or are planned to be implemented:

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

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our Annual Report on Form 10-K/A for the year ended December 31, 2009. During the quarter ended June 30, 2010, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        In addition to the risks set out under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company, and the value of an investment in the Company's securities, is also subject to the following material risk, the occurrence of which could have a material adverse effect on our business, financial condition or results of operations, and which could materially adversely impact the value of an investment in the Company's securities.

         We have identified a material weakness in the area of accounting for income taxes which existed at June 30, 2010 and in certain prior periods. If the steps we have taken and expect to take to remediate this material weakness are not successful, the material weakness could result in a number of negative consequences.

        As described in more detail elsewhere in this Form 10-Q, we have identified a material weakness in our internal control over financial reporting, in the area of accounting for income taxes that existed at June 30, 2010 and in certain prior periods. Although our management has taken certain measures, and intends to take additional measures, to remediate this material weakness, if these measures are not successful, such material weakness could result in a number of negative consequences, including requiring continued significant senior management time and attention, the inccurence of additional costs, future misstatements in our financial statements, our inability to timely meet financial statement reporting and filing obligations, a loss of confidence by investors in our reported financial information and potentially a negative effect on the trading price of our common stock.

Item 6.    EXHIBITS

Exhibits
3.1	Certificate of Incorporation of Georgia Gulf Corporation (incorporated by reference to Exhibit 99.1 to the company's Form 8-K filed on May 24, 2010)
3.2
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
31	Rule 13a-14(a)/15d-14(a) Certifications.*
32	Section 1350 Certifications.*

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