Form 10-K/A
period 2009-12-31
GEORGIA GULF CORP /DE/
filed 2010-11-22
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

         Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at November 17, 2010
Common Stock, $0.01 par value	33,962,291 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

Explanatory Note

I.     Amendment No. 1

        On August 16, 2010, Georgia Gulf Corporation (the "Company", "we", "us", or "our") filed Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission (the "SEC") on March 11, 2010 (the "Original Annual Report"), to restate our Consolidated Balance Sheets as of December 31, 2009 and 2008, our Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years ended December 31, 2009, 2008 and 2007, and certain footnote disclosures thereto. The information described in the seven paragraphs immediately following this paragraph was disclosed in Amendment No. 1.

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

        In 2010, we engaged a different third-party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our provision for income taxes to be understated by $36.4 million and our net income to be overstated by $36.4 million, each for the year ended December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        In addition, we determined that in 2007 and continuing through the quarter ended March 31, 2010, there were misapplications of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long-term liability for unrecognized income tax benefits to be overstated as of December 31, 2007, 2008 and 2009 by $3.1 million, $4.7 million and $12.6 million, respectively, with an overstatement of our income tax expense by $1.0 million, $1.7 million and $6.7 million for the same periods, respectively.

i

        Also, in the fourth quarter of 2007, management determined that our deferred tax assets in Canada were not more likely than not to be realized and we recorded a valuation allowance against our deferred tax assets in Canada of $52.1 million. At the time we recorded this initial valuation allowance we did not take into account approximately $9.0 million of uncertain tax positions that should have been evaluated in this analysis. Consequently, the valuation allowance against the deferred tax assets was overstated by $9.0 million and income tax expense was overstated by $9.0 million for the year ended December 31, 2007.

        The other misapplication of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group, Inc., one of our subsidiaries ("Royal"), and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of December 31, 2007, 2008 and 2009, with a corresponding understatement of goodwill by $1.2 million as of March 31, 2007 that was subsequently impaired, and an understatement of our net deferred tax liabilities of approximately $6.2 million. In addition, as a result of using the incorrect statute of limitations period described above, $0.7 million and $0.8 million of uncertain tax positions should have been reversed in 2007 and 2008, respectively, which would have resulted in a corresponding decrease in goodwill by the same amounts. In the fourth quarter of 2007 and 2008, we recorded impairment charges of $159.0 million and $176.0 million, respectively, to write our assets down to their estimated fair value. Consequently, the impairment charges for the years ended December 31, 2007 and 2008 were overstated by $0.7 million and $0.8 million, respectively.

        The results of the above are summarized in the tables below.

II.    Amendment No. 2

        We are filing this Amendment No. 2 to our Original Annual Report ("Amendment No. 2") to restate our Consolidated Balance Sheets as of December 31, 2009 and 2008, our Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2009, our Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007 and certain footnote disclosures thereto.

        In August 2010, the Company announced that it had taken, and was continuing to take, certain steps (collectively, the "Remediation Steps") in order to address a material weakness in internal control over financial reporting in the area of accounting for income taxes as disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010. Those Remediation Steps include, but are not limited to: (i) requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the 2009 financial restructuring activities that resulted in the Company recognizing CODI for income tax purposes in 2009; (ii) expanding the scope of work performed by third-party tax professionals and increasing the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and (iii) developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes and reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        The Company has applied certain of the Remediation Steps to, among other things, the process of finalizing its 2009 Tax Return and the preparation of its financial statements for the quarter ended September 30, 2010, a process which included the review of a complex analysis related to stock and partnership tax basis in certain of our subsidiaries and investments, which analysis is used in calculating the amount of CODI recognized for tax purposes. During the process of reviewing that analysis, we, with the support of our third-party tax advisors, re-evaluated that portion of the calculation related to paid-up capital distributions in 2006 relating to a foreign affiliate (the "Affiliate") of Royal. That re-evaluation led us to determine that an error in the calculation had been made, which error resulted in the Company moving from having a net unrealized built-in gain (as defined in the IRC), to having a net unrealized built-in loss (as defined in the IRC) which, in turn, resulted in a reduction of our net operating losses for income tax purposes of $54 million. This error and the resulting reduction of net operating losses for income tax purposes caused our restated consolidated financial statements presented in Amendment No. 1 to our quarterly report for the quarter ended September 30, 2009 and in Amendment No. 1 to our Original Annual Report to be misstated as follows: (i) our deferred tax assets were overstated on our consolidated balance sheet by $19.0 million as of December 31, 2009; and (ii) our income tax expense on our consolidated statement of operations was understated by $19.0 million for the year ended December 31, 2009.

        In addition, due to the implementation of certain of the Remediation Steps, we have determined that the tax basis of the Affiliate is greater than the book basis and, therefore, we should not have tax effected our cumulative translation adjustment in other comprehensive income for the Affiliate. This error caused our restated consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our long-term deferred income tax liability was understated by $7.6 million as of January 1, 2007, overstated by $8.6 million as of December 31, 2007, overstated by $8.9 million as of December 31, 2008 and overstated by $1.9 million as of December 31, 2009; (ii) our accumulated other comprehensive loss, net of tax, was understated by $7.6 million as of January 1, 2007, our accumulated other comprehensive income was understated by $8.6 million as of December 31, 2007, our accumulated other comprehensive loss was overstated by $8.9 million as of December 31, 2008 and overstated by $1.9 million as of December 31, 2009; and (iii) our other comprehensive loss, net of tax, was overstated by $16.1 million for the year ended December 31, 2007, overstated by $0.4 million for the year ended December 31, 2008 and our other comprehensive income was overstated by $7.0 million for the year ended December 31, 2009.

        In connection with the implementation of the Remediation Steps, we also determined that in 2009 there was a misapplication of ASC Topic 740 related to the CODI arising from our 2009 financial restructuring activities that resulted in the incorrect recording of deferred tax liabilities associated with the tax attribute reduction related to the tax basis in the Affiliate, and incorrect accounting for liabilities for unrecognized income tax benefits relating to our 2009 financial restructuring. This misapplication caused our restated consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our deferred tax liabilities were overstated by $35.6 million as of December 31, 2009; (ii) our liabilities for unrecognized income tax benefits were understated by $1.7 million as of December 31, 2009; and (iii) our income tax expense on our consolidated statements of operations was overstated by $33.9 million for the year ended December 31, 2009.

        The results of the above are summarized in the table below.

III.  Reconciliation to Original Annual Report

        The following tables reflect the cumulative impact of the adjustments in Amendment No. 1 and Amendment No. 2 on our consolidated financial statements when compared to our Original Annual Report (amounts in thousands, except per share amounts):

			As of and for the year ended December 31, 2009
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002	—	$(294)	$24,002
Deferred income taxes (current)	$14,108	$(931)	$13,177	—	$(931)	$13,177
Total current assets	$567,845	$(1,225)	$566,620	—	$(1,225)	$566,620
Total assets	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640
Liability for unrecognized income tax benefits	$64,371	$(17,575)	$46,796	$1,675	$(15,900)	$48,471
Deferred income taxes (long-term)	$174,457	$32,971	$207,428	$(18,518)	$14,453	$188,910
Total liabilities	$1,212,537	$15,396	$1,227,933	$(16,843)	$(1,447)	$1,211,090
Accumulated deficit	$(72,713)	$(16,718)	$(89,431)	$14,940	$(1,778)	$(74,491)
Accumulated other comprehensive loss, net of tax	$(6,314)	$97	$(6,217)	$1,903	$2,000	$(4,314)
Total stockholders' equity (deficit)	$393,328	$(16,621)	$376,707	$16,843	$222	$393,550
Total liabilities and stockholders' equity (deficit)	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640
Statement of operations accounts impacted by restatement:
Provision for income taxes	$79,762	$29,670	$109,432	$(14,940)	$14,730	$94,492
Income from continuing operations	$145,789	$(29,670)	$116,119	$14,940	$(14,730)	$131,059
Net income	$145,789	$(29,670)	$116,119	$14,940	$(14,730)	$131,059
Net income per share—Basic	$9.20	$(1.88)	$7.32	$0.95	$(0.93)	$8.27
Net income per share—Diluted	$9.19	$(1.87)	$7.32	$0.94	$(0.93)	$8.26
Statement of cash flows accounts impacted by restatement:
Net income	$145,789	$(29,670)	$116,119	$14,940	$(14,730)	$131,059
Deferred income taxes	$97,190	$36,093	$133,283	$(16,615)	$19,478	$116,668
Other non cash items	$7,479	$(6,717)	$762	—	$(6,717)	$762
Prepaid expenses and other current assets	$(5,665)	$294	$(5,371)	—	$294	$(5,371)
Other accrued liabilities	$(7,930)	—	$(7,930)	$1,675	$1,675	$(6,255)

	As of and for the year ended December 31, 2008
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Liability for unrecognized income tax benefits (long-term)	$34,592	$(8,950)	$25,642	—	$(8,950)	$25,642
Deferred income taxes (long-term)	$70,141	$(2,655)	$67,486	$(8,920)	$(11,575)	$58,566
Total liabilities	$1,750,329	$(11,605)	$1,738,724	$(8,920)	$(20,525)	$1,729,804
Accumulated deficit	$(218,502)	$12,952	$(205,550)	—	$12,952	$(205,550)
Accumulated other comprehensive loss, net of tax	$(27,255)	$(1,347)	$(28,602)	$8,920	$7,573	$(19,682)
Total stockholders' (deficit)	$(139,928)	$11,605	$(128,323)	$8,920	$20,525	$(119,403)
Statement of operations accounts impacted by restatement:
Long lived Asset impairment	$175,958	$(757)	$175,201	—	$(757)	$175,201
Total operating costs and expenses	$3,056,630	$(757)	$3,055,873	—	$(757)	$3,055,873
Operating loss	$(140,153)	$757	$(139,396)	—	$757	$(139,396)
Loss from continuing operations before income taxes	$(277,622)	$757	$(276,865)	—	$757	$(276,865)
Benefit for income taxes	$(19,979)	$(1,716)	$(21,695)	—	$(1,716)	$(21,695)
Loss from continuing operations	$(257,643)	$2,473	$(255,170)	—	$2,473	$(255,170)
Net loss	$(257,643)	$2,473	$(255,170)	—	$2,473	$(255,170)
Net loss per share—Basic	$(193.00)	$1.79	$(191.21)	—	$1.79	$(191.21)
Net loss per share—Diluted	$(193.00)	$1.79	$(191.21)	—	$1.79	$(191.21)
Statement of cash flow accounts impacted by restatement:
Net loss	$(257,643)	$2,473	$(255,170)	—	$2,473	$(255,170)
Goodwill, intangibles and other long lived asset impairment	$175,958	$(757)	$175,201	—	$(757)	$175,201
Other non-cash items	$12,433	$(1,716)	$10,717	—	$(1,716)	$10,717

v

	For the year ended December 31, 2007
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Statement of operations accounts impacted by restatement:
Long lived asset impairment	$158,960	$(667)	$158,293	—	$(667)	$158,293
Total operating costs and expenses	$3,240,956	$(667)	$3,240,289	—	$(667)	$3,240,289
Operating loss	$(83,686)	$667	$(83,019)	—	$667	$(83,019)
Loss from continuing operations before income taxes	$(211,163)	$667	$(210,496)	—	$667	$(210,496)
Provision for income taxes	$44,000	$(9,812)	$34,188	—	$(9,812)	$34,188
Loss from continuing operations	$(255,163)	$10,479	$(244,684)	—	$10,479	$(244,684)
Net loss	$(266,027)	$10,479	$(255,548)	—	$10,479	$(255,548)
Loss from continuing operations—Basic	$(193.80)	$7.63	$(186.17)	—	$7.63	$(186.17)
Loss from continuing operations—Diluted	$(193.80)	$7.63	$(186.17)	—	$7.63	$(186.17)
Net loss per share—Basic	$(201.71)	$7.63	$(194.08)	—	$7.63	$(194.08)
Net loss per share—Diluted	$(201.71)	$7.63	$(194.08)	—	$7.63	$(194.08)
Statement of cash flows impacted by restatement:
Net loss	$(266,027)	$10,479	$(255,548)	—	$10,479	$(255,548)
Deferred income taxes	29,695	$(8,850)	20,845	—	$(8,850)	$20,845
Goodwill, intangibles and other long lived asset impairment	$158,960	$(667)	$158,293	—	$(667)	$158,293
Other non-cash items	$23,456	$(962)	$22,494	—	$(962)	$22,494

        This Amendment No. 2 is being filed to correct the financial information and related disclosure with respect to the errors to our 2009 provision for income taxes relating to the 2009 financial restructuring activities and our misapplication of ASC Topic 740 related to a tax basis attribute reduction resulting from the amount of CODI recognized for the 2009 financial restructuring activities. For a more detailed description of the restatements, see Note 22 to the accompanying Consolidated Financial Statements in this Amendment No. 2.

        The following sections of this Amendment No. 2 have been amended from the Original Annual Report and the Amendment No. 1 thereto as a result of the restatements described above:

Part I—Item 1—Business

Part II—Item 6—Selected Financial Data

Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II—Item 8—Financial Statements and Supplementary Data

Part II—Item 9A—Controls and Procedures

        Pursuant to the rules of the SEC, Item 15 of Part IV also has been amended to include the currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment No. 2 as Exhibits 31 and 32.

        Except for information included herein and any information included in Amendment No. 1 that is not superseded by information in this Amendment No. 2, the Original Annual Report continues to speak as of the date thereof (or such other date as may be referred to in the Original Annual Report). Events occurring subsequent to the filing of the Original Annual Report and disclosures necessary to reflect any subsequent events have been or will be addressed in our filings with the SEC for periods subsequent to the periods covered by the Original Annual Report.

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

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes") and, in conjunction with the private exchange offers, withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 and 2016 notes. After numerous extensions and amendments of the exchange offers and additional waivers and amendments under our senior secured credit facility, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and approximately 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In preparation and prior to this debt for equity exchange, we executed a 1-for-25 reverse stock split. In September 2009, following an amendment of our charter to increase our authorized shares of common stock to 100 million shares, approximately 30.2 million convertible preferred shares converted to an equal number of common shares. After giving effect to the debt exchange at December 31, 2009, we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes. This debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million, or approximately $16.18 per share.

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

PART II

Item 6.    SELECTED FINANCIAL DATA.

Five-Year Selected Financial Data

	Year Ended December 31,
(In thousands, except per share data, percentages and employees)	2009* (Restated**)	2008* (Restated**)	2007* (Restated**)	2006*	2005
Results of Operations:
Net sales	$1,990,091	$2,916,477	$3,157,270	$2,427,843	$2,273,719
Cost of sales	1,778,998	2,717,409	2,851,426	2,152,571	2,049,510
Selling, general and administrative expenses	182,937	168,572	225,607	119,151	61,444
Long-lived asset impairment charges	21,804	175,201	158,293	—	—
Restructuring costs	6,858	21,973	3,659	—	—
Losses (gains) on sale of assets	62	(27,282)	1,304	—	—
Operating (loss) income	(568)	(139,396)	(83,019)	156,121	162,765
Interest expense	(131,102)	(134,513)	(134,568)	(51,648)	(20,527)
Loss on debt modification and extinguishment, net	(42,797)	—	—	—	—
Gain on debt exchange	400,835	—	—	—	—
Foreign exchange (loss) gain	(1,400)	(4,264)	6,286	(21,543)	—
Interest income	583	1,308	805	369	120

Income (loss) from continuing operations before taxes	225,551	(276,865)	(210,496)	83,299	142,358
Provision (benefit) for income taxes (1)	94,492	(21,695)	34,188	31,497	46,855

Income (loss) from continuing operations	131,059	(255,170)	(244,684)	51,802	95,503
Loss from discontinued operations, net of tax	—	—	(10,864)	(3,263)	—

Net income (loss)	$131,059	$(255,170)	$(255,548)	$48,539	$95,503

Basic earnings (loss) per share:
(Loss) income from continuing operations	$8.27	$(191.21)	$(186.17)	$29.73	$62.34
Loss from discontinued operations	—	—	(7.91)	(2.39)	—
Net income (loss)	$8.27	$(191.21)	$(194.08)	$27.34	$62.34
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$8.26	$(191.21)	$(186.17)	$29.67	$61.85
Loss from discontinued operations	—	—	(7.91)	(2.37)	—
Net income (loss)	$8.26	$(191.21)	$(194.08)	$27.30	$61.85
Dividends per common share	—	6.00	8.00	8.00	8.00
Financial Highlights:
Net working capital	$340,721	$225,187	$200,745	$202,955	$62,330
Property, plant and equipment, net	687,570	760,760	967,188	1,023,004	401,412
Total assets	1,604,640	1,610,401	2,201,664	2,458,227	1,000,953
Total debt	739,005	1,394,150	1,382,008	1,498,134	278,639
Asset securitization (2)	—	111,000	147,000	128,000	141,000
Net cash provided by operating activities	723	41,392	128,557	250,577	71,145
Net cash provided by investing activities	(26,025)	24,569	21,589	(1,080,917)	(30,682)
Net cash provided by financing activities	(29,099)	15,402	(150,906)	825,022	(47,253)
Depreciation and amortization	117,690	143,718	150,210	85,019	63,101
Capital expenditures	30,085	62,545	83,670	90,770	32,044
Maintenance expenditures	104,472	109,130	111,187	80,464	79,584
Other Selected Data:
Adjusted EBITDA (3)	$161,515	$163,052	$230,532	$219,597	$224,469
Weighted average shares outstanding—basic	14,903	1,378	1,374	1,364	1,355
Weighted average shares outstanding—diluted	14,908	1,378	1,374	1,375	1,368
Common shares outstanding	33,718	1,379	1,376	1,376	1,370
Return on sales	5.8%	(8.7)%	(8.1)%	2.0%	4.2%
Employees	3,489	4,463	5,249	6,654	1,123

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

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Our financial condition and results of operations as of and for the years ended December 31, 2009, 2008 and 2007 have been restated. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations have been updated to reflect the effects of such restatements. For a more detailed description of the restatements, see Note 22 of the Notes to the accompanying Consolidated Financial Statements in this Amendment No. 2 to our 2009 Annual Report on Form 10-K/A.

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

	Year Ended December 31,
(Dollars in millions)	2009		2008		2007
Net sales	$1,990.1	100.0%	$2,916.5	100.0%	$3,157.3	100.0%
Cost of sales	1,779.0	89.4	2,717.4	93.2	2,851.4	90.3

Gross margin	211.1	10.6	199.1	6.8	305.9	9.7
Selling, general and administrative expenses	182.9	9.2	168.6	5.8	225.6	7.2
Long-lived asset impairment charges	21.8	1.1	175.2	6.0	158.3	5.0
Restructuring costs	6.9	0.3	22.0	0.7	3.7	0.1
(Gains) losses on sale of assets	0.1	0.0	(27.3)	(0.9)	1.3	0.0

Operating (loss) income	(0.6)	(0.0)	(139.4)	(4.8)	(83.0)	(2.6)
Interest expense, net	130.5	6.6	133.2	4.6	133.8	4.2
Loss on debt modification and extinguishment, net	42.8	2.2	—	—	—	—
Gain on debt exchange	(400.8)	(20.1)	—	—	—	—
Foreign exchange loss (gain)	1.4	0.1	4.3	0.1	(6.3)	(0.2)
Provision for (benefit from) income taxes	94.5	4.7	(21.7)	(0.7)	34.2	1.1

Income (loss) from continuing operations	131.1	6.6	(255.2)	(8.8)	(244.7)	(7.8)
Loss from discontinued operations, net of tax	—	—	—	—	(10.8)	(0.3)

Net income (loss)	$131.1	6.6%	$(255.2)	(8.8)%	$(255.5)	(8.1)%

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

        Provision for (benefit from) income taxes.    The provision for income taxes from continuing operations was $94.5 million for the year ended December 31, 2009 compared with an income tax benefit from continuing operations of $21.7 million for the year ended December 31, 2008. Income from continuing operations before income taxes increased $502.4 million from 2008 to 2009 primarily due to the $400.8 million gain on the 2009 debt exchange. Our effective tax rate for continuing operations for 2009 and 2008 was 41.9 percent and 7.8 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, offset by the reduction of tax attributes as a result of the debt for equity exchange and concurrent change in control of the company for tax purposes, as well as the valuation allowance in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2008 was primarily due to federal and state income tax credits, the reversal of the interest accrued on the Quebec Trust matter discussed below and the valuation allowance in Canada. We are not recognizing a tax benefit for the net operating losses in Canada, as we have determined that we have not met the ASC topic 740, Accounting for Income Taxes, criteria to allow us to realize such benefits. See Note 16 of the Notes to the Consolidated Financial Statements for further information on income taxes.

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

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013 notes and 2014 notes, the "notes") and, in conjunction with the private exchange offers, withheld payment of $34.5 million of interest due April 15, 2009 for the 2014 and 2016 notes. After numerous extensions and amendments of the exchange offers and additional waivers and amendments under our senior secured credit facility, on July 29, 2009, we consummated our private exchange of equity for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and approximately 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the debt exchange, to approximately 1.4 million shares. In preparation for and prior to this debt for equity exchange, we executed a 1-for-25 reverse stock split. In September 2009, following an amendment of our charter to increase the shares of our authorized common stock to 100 million shares, approximately 30.2 million convertible preferred shares converted to an equal number of common shares. After giving effect to the debt exchange at December 31, 2009, we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes. This debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million, or approximately $16.18 per share. Cash tax payments in 2009 were $10 million. As a result of the enactment of the American Recovery and Reinvestment Act passed in 2009, we have the option to defer the federal taxes payable as a result of the debt exchange to 2014 and then pay those taxes ratably over five years. We expect to make this election when we file our 2009 federal tax return and therefore do not have a large current tax liability.

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

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $58.5 million as of December 31, 2009. We have included in the table above any liability for our unrecognized income tax benefits related to audits and other tax matters that we are likely to pay within a twelve month period. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

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

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009 and 2008, we had a net deferred tax liability balance of $175.7 million and $36.1 million, respectively.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (not included herein). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 (November 19, 2010) as to the effects of the material weakness indentified in our report) expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 11, 2010 (November 19, 2010 as to the effects of the restatements discussed in Note 22)

Georgia Gulf Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2009 (Restated)	December 31, 2008 (Restated)
Assets
Cash and cash equivalents	$38,797	$89,975
Receivables, net of allowance for doubtful accounts of $16,453 in 2009 and $12,307 in 2008	208,941	117,287
Inventories	251,397	240,199
Prepaid expenses	24,002	21,360
Income tax receivables	30,306	2,264
Deferred income taxes	13,177	22,505

Total current assets	566,620	493,590
Property, plant and equipment, net	687,570	760,760
Goodwill	203,809	189,003
Intangible assets, net of accumulated amortization of $10,996 in 2009 and $9,988 in 2008	15,223	15,905
Other assets, net	116,494	150,643
Non-current assets held for sale	14,924	500

Total assets	$1,604,640	$1,610,401

Liabilities and Stockholders' Equity (Deficit)
Current portion of long-term debt	$28,231	$56,843
Accounts payable	124,829	105,052
Interest payable	2,844	16,115
Income taxes payable	1,161	3,476
Accrued compensation	16,069	9,890
Liability for unrecognized income tax benefits and other tax reserves	9,529	27,334
Other accrued liabilities	43,236	49,693

Total current liabilities	225,899	268,403
Long-term debt	710,774	1,337,307
Liability for unrecognized income tax benefits	48,471	25,642
Deferred income taxes	188,910	58,566
Other non-current liabilities	37,036	39,886

Total liabilities	1,211,090	1,729,804

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,718,367 in 2009 and 1,379,273 in 2008	337	14
Additional paid-in capital	472,018	105,815
Accumulated deficit	(74,491)	(205,550)
Accumulated other comprehensive loss, net of tax	(4,314)	(19,682)

Total stockholders' equity (deficit)	393,550	(119,403)

Total liabilities and stockholders' equity (deficit)	$1,604,640	$1,610,401

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended December 31,
	2009 (Restated)	2008 (Restated)	2007 (Restated)
Net sales	$1,990,091	$2,916,477	$3,157,270
Operating costs and expenses:
Cost of sales	1,778,998	2,717,409	2,851,426
Selling, general and administrative expenses	182,937	168,572	225,607
Long-lived asset impairment charges	21,804	175,201	158,293
Restructuring costs	6,858	21,973	3,659
Losses (gains) on sale of assets	62	(27,282)	1,304

Total operating costs and expenses	1,990,659	3,055,873	3,240,289

Operating loss	(568)	(139,396)	(83,019)

Other (expense) income:
Interest expense	(131,102)	(134,513)	(134,568)
Loss on debt modification and extinguishment, net	(42,797)	—	—
Gain on debt exchange	400,835	—	—
Foreign exchange (loss) gain	(1,400)	(4,264)	6,286
Interest income	583	1,308	805

Income (loss) from continuing operations before income taxes	225,551	(276,865)	(210,496)
Provision (benefit) for income taxes	94,492	(21,695)	34,188

Income (loss) from continuing operations	131,059	(255,170)	(244,684)
Loss from discontinued operations, net of tax of $1,524 in 2007	—	—	(10,864)

Net income (loss)	$131,059	$(255,170)	$(255,548)

Earning (loss) per share:
Basic:
Income (loss) from continuing operations	$8.27	$(191.21)	$(186.17)
(Loss) from discontinued operations	—	—	(7.91)

Net income (loss)	$8.27	$(191.21)	$(194.08)

Diluted:
Income (loss) from continuing operations	$8.26	$(191.21)	$(186.17)
(Loss) from discontinued operations	—	—	(7.91)

Net income (loss)	$8.26	$(191.21)	$(194.08)

Weighted average common shares—basic	14,903	1,378	1,374
Weighted average common shares—diluted	14,908	1,378	1,374

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands, except share data)

	Common Stock			Retained Earnings Accumulated (deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity (deficit)
			Additional Paid-In Capital
	Shares	Amount
Balance, January 1, 2007 (Restated)	1,376	$14	$94,376	$324,007	$(32,430)	$385,967
Comprehensive loss:
Net loss (Restated)	—	—	—	(255,548)	—	(255,548)
Adjustment to initially apply FIN No. 48	—	—	—	(2,151)	—	(2,151)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $4,288	—	—	—	—	6,964	6,964
Foreign currency translation adjustments, net of taxes of $23,357 (Restated)	—	—	—	—	84,593	84,593
Unrealized loss on derivatives, net of tax of $1,201	—	—	—	—	(1,945)	(1,945)

Total comprehensive loss (Restated)	—	—	—	—	—	(168,087)
Employee stock purchase and stock compensation plans, net of forfeitures	2	—	10,856	—	—	10,856
Retirement of common stock associated with stock compensation plans	(2)	—	(685)	—	—	(685)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(979)	—	—	(979)
Dividends	—	—	—	(11,099)	—	(11,099)

Balance, December 31, 2007 (Restated)	1,376	$14	103,568	55,209	57,182	215,973

Comprehensive loss:
Net loss (Restated)	—	—	—	(255,170)	—	(255,170)
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $16,519	—	—	—	—	(23,113)	(23,113)
Foreign currency translation adjustments, net of taxes of $30,907 (Restated)	—	—	—	—	(54,760)	(54,760)
Unrealized gain on derivatives, net of tax of $609	—	—	—	—	1,009	1,009

Total comprehensive loss (Restated)	—	—	—	—	—	(332,034)
Employee stock purchase and stock compensation plans, net of forfeitures	4	1	3,301	—	—	3,302
Retirement of common stock associated with stock compensation plans	(1)	—	(110)	—	—	(110)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(945)	—	—	(945)
Dividends	—	—	—	(5,589)	—	(5,589)

Balance, December 31, 2008 (Restated)	1,379	$14	105,815	(205,550)	(19,682)	(119,403)
Net income (Restated)	—	—	—	131,059	—	131,059
Pension liability adjustment including effect of SFAS No. 158, net of taxes of $419	—	—	—	—	(4,469)	(4,469)
Foreign currency translation adjustments, net of taxes of $22,388 (Restated)	—	—	—	—	18,016	18,016
Unrealized gain on derivatives, net of tax of $1,105	—	—	—	—	1,821	1,821

Total comprehensive income (Restated)	—	—	—	—	—	146,427
Preferred stock issued and converted to common stock	31,582	316	357,237	—	—	357,553
Employee stock purchase and stock compensation plans, net of forfeitures	1,154	12	17,650	—	—	17,662
Retirement of common stock associated with stock compensation plans	(397)	(4)	(7,153)	—	—	(7,157)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(1,532)	—	—	(1,532)

Balance, December 31, 2009 (Restated)	33,718	$337	$472,018	$(74,491)	$(4,314)	$393,550

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009 (Restated)	2008 (Restated)	2007 (Restated)
Operating activities:
Net income (loss)	$131,059	$(255,170)	$(255,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,690	143,718	150,210
Loss on debt modification and extinguishment, net	42,797	—	—
Gain on debt exchange	(400,835)	—	—
Loan fair value gain amortization	12,944	—	—
Foreign exchange (gain) loss	(938)	7,108	(10,357)
Deferred income taxes	116,668	(23,435)	20,845
Tax deficiency related to stock plans	(1,630)	(945)	(1,142)
Goodwill, intangibles and other long-lived asset impairment charges	21,866	175,201	158,293
Stock based compensation	17,663	3,302	10,856
Losses (gains) on sale of assets	218	(27,282)	1,304
Other non-cash items	762	10,717	22,494
Change in operating assets and liabilities:
Receivables	2,362	117,591	43,038
Securitization of trade receivables	(111,000)	(36,000)	19,000
Inventories	1,112	97,704	541
Prepaid expenses and other current assets	(5,371)	(2,472)	11,381
Accounts payable	5,462	(117,437)	8,628
Interest payable	40,397	(1,637)	(3,494)
Accrued income taxes	(2,493)	8,603	6,728
Accrued compensation	5,261	(20,996)	(7,238)
Other accrued liabilities	(6,255)	(31,627)	(38,358)
Other	12,984	(5,551)	(9,022)

Net cash provided by operating activities from continuing operations	723	41,392	128,159
Net cash provided by operating activities from discontinued operations	—	—	398

Net cash provided by operating activities	723	41,392	128,557

Investing activities:
Proceeds from insurance recoveries related to property, plant and equipment	1,980	7,308	—
Capital expenditures	(30,085)	(62,545)	(83,670)
Proceeds from sale of assets	2,080	79,806	105,259

Net cash (used in) provided by investing activities	(26,025)	24,569	21,589

Financing activities:
Borrowings on revolving line of credit	254,301	1,005,904	1,042,708
Repayments on revolving line of credit	(389,523)	(898,186)	(1,049,949)
Borrowings on ABL revolver	56,462	—	—
Long-term debt payments	(367,402)	(74,004)	(224,505)
Long-term debt proceeds	496,739	—	95,865
Fees paid to amend or issue debt facilities	(79,749)	(9,823)	(3,241)
Tax benefits from employee share-based exercises	98	—	—
Stock compensation plan activity	(25)	(110)	(685)
Dividends	—	(8,379)	(11,099)

Net cash (used in) provided by financing activities	(29,099)	15,402	(150,906)

Effect of exchange rate changes on cash and cash equivalents	3,223	(615)	346

Net change in cash and cash equivalents	(51,178)	80,748	(414)
Cash and cash equivalents at beginning of year	89,975	9,227	9,641

Cash and cash equivalents at end of year	$38,797	$89,975	$9,227

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

        We adopted ASC topic 740, Accounting for Income Taxes, formerly Financial Accounting Standards Board Interpretation ("FIN") 48, effective January 1, 2007. ASC topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 16, for further explanation of our adoption of ASC topic 740.

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

        Accumulated Other Comprehensive loss.    Accumulated other comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by ASC

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

topic 715. Amounts recorded in accumulated other comprehensive loss, net of tax, on the consolidated statements of stockholders' equity as of December 31, 2009 and 2008 are as follows:

	December 31,
In thousands	2009	2008
Unrealized gain (loss) on derivative contracts	$160	$(1,661)
Pension liability adjustment including affect of ASC topic 715	(23,377)	(18,908)
Currency translation adjustment	18,903	887

Total accumulated other comprehensive loss	$(4,314)	$(19,682)

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Computations of basic and diluted earnings (loss) per share are presented in the following table:

Basic and Diluted Earnings (Loss) Per Share—Two-class Method

	Year ended December 31,
In thousands, except per share data	2009	2008 (a)	2007 (a)
Basic Earnings (loss) per share
Undistributed income (loss)	$131,059	$(263,550)	$(266,647)
Restricted stock ownership	6%	—%	—%

Restricted stock interest on undistributed income	$7,869	$—	$—

Weighted average restricted shares—Basic	952	16	12
Total restricted stockholders' basic earnings per share	$8.27	$—	$—
Undistributed income (loss)	$131,059	$(263,550)	$(266,647)
Common stock ownership	94%	100%	100%

Common stockholders' interest in undistributed income (loss)	$123,190	$(263,550)	$(266,647)

Weighted average common shares—Basic	14,903	1,378	1,374
Total common stockholders' basic earnings (loss) per share	$8.27	$(191.21)	$(194.08)

Total basic earnings (loss) per share	$8.27	$(191.21)	$(194.08)
Total basic loss per share from discontinued operations	—	—	(7.91)

Total basic earnings (loss) per share from continuing operations	$8.27	$(191.21)	$(186.17)

Diluted earnings (loss) per share
Undistributed income (loss)	$131,059	$(263,550)	$(266,647)
Deduct: Undistributed earnings—restricted stock	$7,869	—	—

Common stockholders' interest in undistributed income (loss) used in diluted earnings per share	$123,190	$(263,550)	$(266,647)

Weighted average common shares—Basic	14,903	1,378	1,374
Stock options	5	—	—

Weighted average common shares—Diluted	14,908	1,378	1,374

Total diluted earnings (loss) per share	$8.26	$(191.21)	$(194.08)

Total diluted earnings (loss) per share	$8.26	$(191.21)	$(194.08)
Total diluted loss per share from discontinued operations	—	—	(7.91)

Total diluted earnings (loss) per share from continuing operations	$8.26	$(191.21)	$(186.17)

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

        In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors, this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the exchanged notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the debt for equity exchange represents basic earnings per share of approximately $16.18 for the year ended December 31, 2009. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows, market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity exchanged was primarily derived by projected future cash flows, we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis point increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        The provision for (benefit from) income taxes from continuing operations consists of the following:

	Year Ended December 31,
In thousands	2009	2008	2007
Current income taxes:
Federal	$(22,177)	$8,871	$1,193
State	1,721	973	235
Foreign	(1,267)	(2,342)	2,854

Total current	(21,723)	7,502	4,282

Deferred income taxes:
Federal	103,770	(25,828)	(361)
State	12,445	(2,332)	678
Foreign	—	(1,037)	29,589

Total deferred	116,215	(29,197)	29,906

Provision for (benefit from) income taxes	$94,492	$(21,695)	$34,188

        Income tax expense attributable to income (loss) before income taxes from continuing operations differs from the amounts computed by applying the U.S. statutory federal income tax rate to income (loss) before income taxes from continuing operations as follows:

	Year Ended December 31,
In thousands	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	0.4	(0.1)
Difference between U.S. and foreign tax rates	1.7	(2.4)	(2.6)
Tax Credits	(3.6)	—	—
Manufacturing deduction	—	—	(0.1)
Non-deductible compensation	0.6	—	(0.2)
Percentage depletion	(0.3)	0.2	0.3
Legislation changes impacting rate	—	(0.2)	(0.8)
Debt Restructuring	0.8	—	—
Change in valuation allowance	3.2	(18.4)	(20.4)
Interest accruals on unrecognized income tax benefits	0.3	0.1	(3.8)
Non-deductible goodwill, other intangibles and other long-lived asset impairment	—	(7.5)	(21.3)
Other, net	0.6	0.6	(2.2)

Effective income tax rate	41.9%	7.8%	(16.2)%

        Cash payments for income taxes during 2009, 2008 and 2007 were $10.0 million, $27.9 million and $9.4 million, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        Our net deferred tax liability consisted of the following major items:

	December 31,
In thousands	2009	2008
Deferred tax assets:
Receivables	$2,782	$2,762
Inventories	5,148	5,667
Vacation accrual	—	19
Foreign currency loss	—	12,685
Net operating loss carryforwards	28,888	48,882
Employee compensation	9,574	9,651
Accrued liabilities	2,550	7,373
Tax credits	21,632	11,304
Spare parts inventories	83	872
Environmental	1,892	1,571
Other Financing	—	8,814
Property, plant and equipment—foreign	61,485	—
Pension	6,765	7,505
Federal benefit of state unrecognized tax benefits	1,712	2,414
Valuation allowance	(99,489)	(85,048)

Total deferred tax assets	43,022	34,471
Deferred tax liability:
Property, plant and equipment—domestic	(130,890)	(51,252)
Intangible assets	(29,870)	(19,004)
Other	(3,916)	(275)
Debt Restructuring	(46,975)	—
Foreign currency (gain)	(10,104)	—

Total deferred tax liability	(218,755)	(70,531)

Net deferred tax liability	$(175,733)	$(36,060)

        As of December 31, 2009, we had U.S. state and foreign net operating loss carryforwards ("NOLs"). Our foreign NOLs principally relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2009, and the years in which they will expire, are as follows (in thousands):

Jurisdiction	NOL amount	Year of expiration
U.S. state	74,815	2012-2029
Canada federal	111,979	2011-2029
Canada provincial	111,979	2010-2029

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

        Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2009 will result in an income tax benefit if realized in a future year of $99.5 million.

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

        Under ASC subtopic 740-30 Accounting for Income Taxes—Special Areas, we are not permanently reinvested with respect to earnings of our foreign subsidiaries. Accordingly, we record a deferred tax liability with respect to the tax effect of repatriating the earnings of our foreign subsidiaries. As a result of losses with respect to our foreign jurisdictions, we did not record any additional deferred tax liability with respect to the losses of our foreign subsidiaries for the years ended December 31, 2009 and 2008.

Adoption of ASC topic 740, Accounting for Income Taxes.

        Effective January 1, 2007, we adopted ASC topic 740, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC topic 740, we recognize the financial statement effects of a tax position when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination. Conversely, we derecognize a previously recognized tax position in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination. A tax position that meets the more likely than not recognition threshold will initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority. We also recognize interest expense by applying a rate of interest to the difference between the tax position recognized in accordance with ASC topic 740 and the amount previously taken or expected to be taken in a

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

tax return. We classify interest expense and related penalties, if any, with respect to our uncertain tax positions in the provision for income taxes.

        As of December 31, 2009 and 2008, our liability for unrecognized income tax benefits was approximately $58.5million and $50.7 million, respectively. Of these amounts, as of December 31, 2009 and 2008, approximately $24.8 million and $22.0 million, respectively, relates to accrued interest and penalties. If recognized, all of this amount would affect our effective tax rate. The implementation of ASC topic 740 resulted in an increase in the liability for unrecognized tax benefits of approximately $2.6 million, a decrease in retained earnings as of January 1, 2007 of approximately $2.2 million and an increase in goodwill of approximately $1.8 million. For the years ended December 31, 2009, 2008 and 2007, we recognized approximately $1.5 million, $5.7 million and $9.4 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits increased during the year ended December 31, 2009, primarily as the result of foreign currency translation adjustments and the accrual of additional interest expense related to our liabilities for unrecognized tax benefits, offset by the lapsing of the statute of limitations on certain issues. Prior to the adoption of ASC topic 740 we accounted for reserves for income tax contingencies in accordance with ASC topic 450, Contingencies. During 2010, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is about $3.2 million.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

        A reconciliation of the liability for unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 follows:

In thousands	2009	2008	2007
Balance as of beginning of the year	$50,732	$107,469	$88,939
Additions for current year tax positions	5,022	719	—
Additions for prior year tax positions (including interest & penalties of $3,301, $5,871 and $9,443 for the years ended December 31, 2009, 2008 and 2007, respectively)	3,301	6,189	10,735
Reductions for prior year tax positions	(416)	(26,096)	(195)
Settlements	(1,607)	(23,581)	(1,184)
Reductions related to expirations of statute of limitations	(6,323)	(2,645)	(3,867)
Foreign currency translation	7,749	(11,323)	13,041

Balance as of the end of the year	$58,458	$50,732	$107,469

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. SEGMENT INFORMATION (Continued)

Segments

In thousands	Chlorovinyls	Aromatics	Window and Door Profiles and Mouldings Products	Outdoor Building Products	Unallocated and Other		Total
Year Ended December 31, 2009:
Net sales	$940,639	$321,305	$323,696	$404,451	$—		$1,990,091
Intersegment revenues (3)	198,996	—	1,402	107	(200,505)		—

Total net sales	1,139,635	321,305	325,098	404,558	(200,505)		1,990,091
Long-lived asset impairment charges	201	—	21,603	—	—		21,804
Restructuring costs	(19)	—	3,320	1,089	2,468		6,858
(Gains) losses on sale of assets	—	—	(24)	86	—		62
Operating income (loss)	79,469	16,884	(33,767)	7,054	(70,208	) (1)	(568)
Depreciation and amortization	60,362	4,297	26,873	10,973	15,185		117,690
Capital expenditures	21,553	188	3,982	4,361	—		30,084
Total assets	895,375	78,201	309,996	227,519	93,549		1,604,640
Year Ended December 31, 2008:
Net sales	$1,379,957	$618,837	$408,880	$508,803	$—		$2,916,477
Intersegment revenues (3)	293,086	—	3,121	1,750	(297,957)		—

Total net sales	1,673,043	618,837	412,001	510,553	(297,957)		2,916,477
Long-lived asset impairment charges	62,535	—	112,126	727	(187)		175,201
Restructuring costs	10,579	—	1,445	8,709	1,240		21,973
(Gains) losses on sale of assets	(1,689)	—	1,210	2,027	(28,830)		(27,282)
Operating income (loss)	60,205	(34,979)	(136,658)	(26,917)	(1,047	) (2)	(139,396)
Depreciation and amortization	73,413	5,701	42,707	14,212	7,685		143,718
Capital expenditures	39,516	485	15,587	6,957	—		62,545
Total assets	825,109	50,269	367,904	258,514	108,605		1,610,401
Year Ended December 31, 2007:
Net sales	$1,409,129	$666,923	$507,968	$573,250	$—		$3,157,270
Intersegment revenues (3)	291,516	—	2,953	10,276	(304,745)		—

Total net sales	1,700,645	666,923	510,921	583,526	(304,745)		3,157,270
Long-lived asset impairment charges	55,481	—	61,245	41,567	—		158,293
Restructuring costs	306	—	2,315	1,038	—		3,659
(Gains) losses on sale of assets	37	—	571	370	326		1,304
Operating income (loss)	52,122	10,459	(53,810)	(50,864)	(40,926	) (1)	(83,019)
Loss from discontinued operations, net of a tax	—	—	—	—	(10,864)		(10,864)
Depreciation and amortization	72,021	6,987	45,941	18,396	6,865		150,210
Capital expenditures	59,449	46	15,922	8,253	—		83,670
Total assets	1,046,417	152,000	572,728	321,381	109,138		2,201,664

(1)
Includes shared services, administrative and legal expenses, along with the cost of our receivables securitization program.

(2)
Includes shared services, administrative and legal expenses, along with the cost of our receivables securitization program, plus gains recognized on the sale of land in Pasadena, Texas.

(3)
Chlorovinyls previously reported intersegment revenues for the years ended December 31, 2009, 2008 and 2007 of $237,109, $287,321 and $294,808, respectively. These amounts erroneously included revenues to units within the chlorovinyls segment. These intrasegment revenues have been eliminated in the restated amounts above.

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

As Originally Reported

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

        The following table reflects the Amendment No. 1 and No. 2 restatement adjustments and sets forth, for the periods indicated, the adjustments to our quarterly financial data as a result of the restatements described in detail in Note 22 of these notes to consolidated financial statements. The corresponding restated quarterly data for the first and second quarters of 2009 is being included in the amended quarterly reports for the periods ended March 31, 2010 and June 30, 2010, respectively. Restated third quarter 2009 information is being included in our Quarterly Report on Form 10-Q for the period ended September 30, 2010.

Adjustments

In thousands, except per share data*	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
2009
Income (loss) from continuing operations	$197	$5,617	(25,495)	$4,952
Net income (loss)	197	5,617	(25,495)	4,952
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.05	4.04	(1.02)	0.15
Net income (loss)	0.05	4.04	(1.02)	0.15
Diluted earnings (loss) per share
Income (loss) from continuing operations	0.05	4.03	(1.02)	0.15
Net income (loss)	0.05	4.03	(1.02)	0.15
2008
Operating (loss) income	—	—	—	758
(Loss) income from continuing operations	190	1,030	265	989
Net (loss) income	190	1,030	265	989
Basic (loss) earnings per share:
(Loss) income from continuing operations	0.14	0.74	0.19	0.72
Net (loss) income	0.14	0.74	0.19	0.72
Diluted (loss) earnings per share
(Loss) income from continuing operations	0.14	0.74	0.19	0.72
Net (loss) income	0.14	0.74	0.19	0.72

        The following table sets forth for the periods indicated, certain quarterly financial data, giving effect to the adjustments described above. The corresponding restated quarterly data for the first and second quarters of 2009 is being included in the amended quarterly reports for the periods ended March 31, 2010 and June 30, 2010, respectively. Restated third quarter 2009 information is being included in our Quarterly Report on Form 10-Q for the period ended September 30, 2010.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Restated

In thousands, except per share data*	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)
2009
Net sales	$407,331	$524,343	$556,342	$502,075
Gross margin	15,009	75,382	83,699	37,001
Operating (loss) income	(25,704)	5,130	38,596	(18,588)
Income (loss) from continuing operations	48,482	2,666	204,656	(124,742)
Net income (loss)	48,482	2,666	204,656	(124,742)
Basic earnings (loss) per share:
Income (loss) from continuing operations	34.65	1.91	8.19	(3.77)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	34.65	1.91	8.19	(3.77)
Diluted earnings (loss) per share
Income (loss) from continuing operations	34.65	1.90	8.18	(3.77)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	34.65	1.90	8.18	(3.77)
Dividends per common share	—	—	—	—
2008
Net sales	$712,460	$849,843	$818,564	$535,609
Gross margin	29,073	72,076	62,061	35,856
Operating (loss) income	(44,769)	63,102	14,248	(171,978)
(Loss) income from continuing operations	(69,305)	28,971	(17,137)	(197,700)
Net (loss) income	(69,305)	28,971	(17,137)	(197,700)
Basic (loss) earnings per share:
(Loss) income from continuing operations	(52.40)	18.75	(14.45)	(143.34)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(52.40)	18.75	(14.45)	(143.34)
Diluted (loss) earnings per share
(Loss) income from continuing operations	(52.40)	18.75	(14.45)	(143.34)
(Loss) income from discontinued operations	—	—	—	—
Net (loss) income	(52.40)	18.75	(14.45)	(143.34)
Dividends per common share	2.00	2.00	2.00	—

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Investments in subsidiaries in the following tables reflect investments in wholly owned entities within Georgia Gulf Corporation. Investment in wholly owned subsidiaries with a stockholders' deficit have historically been erroneously presented in the investment in subsidiary line item and are now presented on the other non-current liabilities line item in the following tables. Historical information in the following tables have been restated to conform to this current presentation. The following condensed consolidating balance sheet information, statements of operations information and statements of cash flows information present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	411,690	59,620	(412,690)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	18,790	4,608	—	24,002
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	13,177	—	—	13,177

Total current assets	150,925	674,275	154,110	(412,690)	566,620
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	969,180	41	—	(969,221)	—

Total assets	$1,577,878	$1,327,516	$517,404	$(1,818,158)	$1,604,640

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	407,356	100,147	30,016	(412,690)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax benefits and other tax reserves	—	3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	438,931	129,254	70,404	(412,690)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax
benefits	—	8,211	40,260	—	48,471
Deferred income taxes	13,310	177,126	(1,526)	—	188,910
Other non-current liabilities	127,749	43,629	2,038	(136,380)	37,036

Total liabilities	1,184,328	358,261	653,818	(985,317)	1,211,090

Total stockholders' equity (deficit)	393,550	969,255	(136,414)	(832,841)	393,550

Total liabilities and stockholders' equity (deficit)	$1,577,878	$1,327,516	$517,404	$(1,818,158)	$1,604,640

        Previously reported investment in subsidiaries for guarantor and eliminations were $608, and $(845,112), respectively and total stockholders' equity (deficit) for the guarantor and eliminations were $981,526, and $(845,112), respectively. These amounts were reported erroneously due to not reflecting the $14,000 elimination of an intra-guarantor investment in subsidiary. These errors have been corrected and the restated amounts are included in the table above.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2008

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$49,724	$40,251	$—	$89,975
Receivables, net	72,753	272,284	192,176	(419,926)	117,287
Inventories	—	143,845	96,354	—	240,199
Prepaid expenses	97	16,818	4,445	—	21,360
Income tax receivable	(984)	1,856	1,392	—	2,264
Deferred income taxes	1,078	21,427	—	—	22,505

Total current assets	72,944	505,954	334,618	(419,926)	493,590
Property, plant and equipment, net	226	521,837	238,697	—	760,760
Long-term receivables—affiliates	373,417	—	—	(373,417)	—
Goodwill	—	97,572	91,431	—	189,003
Intangibles, net	—	13,898	2,007	—	15,905
Other assets, net	39,968	95,997	14,678	—	150,643
Non-current assets held-for-sale	—	500	—	—	500
Investment in subsidiaries	1,058,865	140,357	—	(1,199,222)	—

Total assets	$1,545,420	$1,376,115	$681,431	$(1,992,565)	$1,610,401

Current portion of long-term debt	$56,790	$53	$—	$—	$56,843
Accounts payable	261,026	175,439	88,513	(419,926)	105,052
Interest payable	16,115	—	—	—	16,115
Income tax payable	—	1,988	1,488	—	3,476
Accrued compensation	159	4,052	5,679	—	9,890
Liability for unrecognized income tax benefits and other tax reserves	—	4,829	22,505	—	27,334
Other accrued liabilities	3,341	18,069	28,283	—	49,693

Total current liabilities	337,431	204,430	146,468	(419,926)	268,403
Long-term debt, less current portion	1,245,886	41	91,380	—	1,337,307
Long-term payables—affiliates	—	—	373,417	(373,417)	—
Liability for unrecognized income tax benefits	—	6,597	19,045	—	25,642
Deferred income taxes	(10,601)	70,509	(1,342)	—	58,566
Other non-current liabilities	92,107	41,163	3,338	(96,722)	39,886

Total liabilities	1,664,823	322,740	632,306	(890,065)	1,729,804

Stockholders' equity	(119,403)	1,053,375	49,125	(1,102,500)	(119,403)

Total liabilities and stockholders' equity	$1,545,420	$1,376,115	$681,431	$(1,992,565)	$1,610,401

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

        Previously reported investment in subsidiaries for guarantor and eliminations were $140,658, and $(1,112,473), respectively and total stockholders' equity (deficit) for the guarantor and eliminations were $1,063,348, and $(1,112,473), respectively. These amounts were reported erroneously due to not reflecting the $14,000 elimination of an intra-guarantor investment in subsidiary. These errors have been corrected and the restated amounts are included in the table above.

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Year Ended December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$15,632	$1,598,653	$522,231	$(146,425)	$1,990,091
Operating costs and expenses:
Cost of sales	—	1,459,803	448,256	(129,061)	1,778,998
Selling, general and administrative expenses	52,228	82,328	65,745	(17,364)	182,937
Long-lived asset impairment charges	—	12,204	9,600	—	21,804
Restructuring costs	2,468	1,261	3,129		6,858
Losses (gains) on sale of assets		—	62		62

Total operating costs and expenses	54,696	1,555,596	526,792	(146,425)	1,990,659

Operating (loss) income	(39,064)	43,057	(4,561)	—	(568)
Other income (expense):
Interest expense, net	(141,911)	29,905	(18,513)	—	(130,519)
Loss on debt modification and extinguishment, net	(28,816)	—	(13,981)	—	(42,797)
Gain on debt exchange	400,835				400,835
Foreign exchange gain (loss)	44	49	(1,493)	—	(1,400)
Equity in income of subsidiaries	16,235	(19,683)	—	3,448	—
Intercompany interest income (expense)	6,685	—	(6,685)	—	—

Income (loss) from continuing operations before income taxes	214,008	53,328	(45,233)	3,448	225,551
Provision for income taxes	82,949	12,810	(1,267)	—	94,492

Net income (loss)	$131,059	$40,518	$(43,966)	$3,448	$131,059

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

I.     Amendment No. 1

        On August 16, 2010, Georgia Gulf Corporation (the "Company", "we", "us", or "our") filed Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission (the "SEC") on March 11, 2010 (the "Original Annual Report"), to restate our Consolidated Balance Sheets as of December 31, 2009 and 2008, our Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years ended December 31, 2009, 2008 and 2007, and certain footnote disclosures thereto. The information described in the seven paragraphs immediately following this paragraph was disclosed in Amendment No. 1.

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

        In 2010, we engaged a different third-party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our provision for income taxes to be understated by $36.4 million and our net income to be overstated by $36.4 million, each for the year ended December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        In addition, we determined that in 2007 and continuing through the quarter ended March 31, 2010, there were misapplications of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long-term liability for unrecognized income tax benefits to be overstated as of December 31, 2007, 2008 and 2009 by $3.1 million, $4.7 million and

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$12.6 million, respectively, with an overstatement of our income tax expense by $1.0 million, $1.7 million and $6.7 million for the same periods, respectively.

        Also, in the fourth quarter of 2007, management determined that our deferred tax assets in Canada were not more likely than not to be realized and we recorded a valuation allowance against our deferred tax assets in Canada of $52.1 million. At the time we recorded this initial valuation allowance we did not take into account approximately $9.0 million of uncertain tax positions that should have been evaluated in this analysis. Consequently, the valuation allowance against the deferred tax assets was overstated by $9.0 million and income tax expense was overstated by $9.0 million for the year ended December 31, 2007.

        The other misapplication of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group, Inc., one of our subsidiaries ("Royal"), and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of December 31, 2007, 2008 and 2009, with a corresponding understatement of goodwill by $1.2 million as of March 31, 2007 that was subsequently impaired, and an understatement of our net deferred tax liabilities of approximately $6.2 million. In addition, as a result of using the incorrect statute of limitations period described above, $0.7 million and $0.8 million of uncertain tax positions should have been reversed in 2007 and 2008, respectively, which would have resulted in a corresponding decrease in goodwill by the same amounts. In the fourth quarter of 2007 and 2008, we recorded impairment charges of $159.0 million and $176.0 million, respectively, to write our assets down to their estimated fair value. Consequently, the impairment charges for the years ended December 31, 2007 and 2008 were overstated by $0.7 million and $0.8 million, respectively.

        The results of the above are summarized in the tables below.

II.    Amendment No. 2

        We are filing this Amendment No. 2 to our Original Annual Report ("Amendment No. 2") to restate our Consolidated Balance Sheets as of December 31, 2009 and 2008, our Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2009, our Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007 and certain footnote disclosures thereto.

        In August 2010, the Company announced that it had taken, and was continuing to take, certain steps (collectively, the "Remediation Steps") in order to address a material weakness in internal control over financial reporting in the area of accounting for income taxes as disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010. Those Remediation Steps include, but are not limited to: (i) requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the 2009 financial restructuring activities that resulted in the Company recognizing CODI for income tax purposes in 2009; (ii) expanding the scope of work performed by third-party tax professionals and increasing the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and (iii) developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes and reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        The Company has applied certain of the Remediation Steps to, among other things, the process of finalizing its 2009 Tax Return and the preparation of its financial statements for the quarter ended

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010, a process which included the review of a complex analysis related to stock and partnership tax basis in certain of our subsidiaries and investments, which analysis is used in calculating the amount of CODI recognized for tax purposes. During the process of reviewing that analysis, we, with the support of our third-party tax advisors, re-evaluated that portion of the calculation related to paid-up capital distributions in 2006 relating to a foreign affiliate (the "Affiliate") of Royal. That re-evaluation led us to determine that an error in the calculation had been made, which error resulted in the Company moving from having a net unrealized built-in gain (as defined in the IRC), to having a net unrealized built-in loss (as defined in the IRC) which, in turn, resulted in a reduction of our net operating losses for income tax purposes of $54 million. This error and the resulting reduction of net operating losses for income tax purposes caused our restated consolidated financial statements presented in our Amendment No. 1 to our quarterly report for the quarter ended September 30, 2009 and in Amendment No. 1 to our Original Annual Report to be misstated as follows: (i) our deferred tax assets were overstated on our consolidated balance sheet by $19.0 million as of December 31, 2009; and (ii) our income tax expense on our consolidated statement of operations was understated by $19.0 million for the year ended December 31, 2009.

        In addition, due to the implementation of certain of the Remediation Steps, we have determined that the tax basis of the Affiliate is greater than the book basis and, therefore, we should not have tax effected our cumulative translation adjustment in other comprehensive income for the Affiliate. This error caused our restated consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our long-term deferred income tax liability was understated by $7.6 million as of January 1, 2007, overstated by $8.6 million as of December 31, 2007, overstated by $8.9 million as of December 31, 2008 and overstated by $1.9 million as of December 31, 2009; (ii) our accumulated other comprehensive loss, net of tax, was understated by $7.6 million as of January 1, 2007, our accumulated other comprehensive income was understated by $8.6 million as of December 31, 2007, our accumulated other comprehensive loss was overstated by $8.9 million as of December 31, 2008 and overstated by $1.9 million as of December 31, 2009; and (iii) our other comprehensive loss, net of tax, was overstated by $16.1 million for the year ended December 31, 2007, overstated by $0.4 million for the year ended December 31, 2008 and our other comprehensive income was overstated by $7.0 million for the year ended December 31, 2009.

        In connection with the implementation of the Remediation Steps, we also determined that in 2009 there was a misapplication of ASC Topic 740 related to the CODI arising from our 2009 financial restructuring activities that resulted in the incorrect recording of deferred tax liabilities associated with the tax attribute reduction related to the tax basis in the Affiliate, and incorrect accounting for liabilities for unrecognized income tax benefits relating to our 2009 financial restructuring. This misapplication caused our restated consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our deferred tax liabilities were overstated by $35.6 million as of December 31, 2009; (ii) our liabilities for unrecognized income tax benefits were understated by $1.7 million as of December 31, 2009; and (iii) our income tax expense on our consolidated statements of operations was overstated by $33.9 million for the year ended December 31, 2009.

        The results of the above are summarized in the tables below.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

III.  Reconciliation to Original Annual Report

        The following tables reflect the cumulative impact of the adjustments in Amendment No. 1 and Amendment No. 2 on our consolidated financial statements when compared to our Original Annual Report (amounts in thousands, except per share amounts). In addition, see Notes 19 Segment Information and Note 21 Supplemental Guarantor Information for the restatement of disclosure errors discovered during the preparation of this Amendment No. 2 that management considers immaterial.

	As of and for the year ended December 31, 2009
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002	$—	$(294)	$24,002
Deferred income taxes (current)	$14,108	$(931)	$13,177	—	$(931)	$13,177
Total current assets	$567,845	$(1,225)	$566,620	—	$(1,225)	$566,620
Total assets	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640
Liability for unrecognized income tax benefits	$64,371	$(17,575)	$46,796	$1,675	$(15,900)	$48,471
Deferred income taxes (long-term)	$174,457	$32,971	$207,428	$(18,518)	$14,453	$188,910
Total liabilities	$1,212,537	$15,396	$1,227,933	$(16,843)	$(1,447)	$1,211,090
Accumulated deficit	$(72,713)	$(16,718)	$(89,431)	$14,940	$(1,778)	$(74,491)
Accumulated other comprehensive loss, net of tax	$(6,314)	$97	$(6,217)	$1,903	$2,000	$(4,314)
Total stockholders' equity (deficit)	$393,328	$(16,621)	$376,707	$16,843	$222	$393,550
Total liabilities and stockholders' equity (deficit)	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640
Statement of operations accounts impacted by restatement:
Provision for income taxes	$79,762	$29,670	$109,432	$(14,940)	$14,730	$94,492
Income from continuing operations	$145,789	$(29,670)	$116,119	$14,940	$(14,730)	$131,059
Net income	$145,789	$(29,670)	$116,119	$14,940	$(14,730)	$131,059
Net income per share—Basic	$9.20	$(1.88)	$7.32	$0.95	$(0.93)	$8.27
Net income per share—Diluted	$9.19	$(1.87)	$7.32	$0.94	$(0.93)	$8.26
Statement of cash flows accounts impacted by restatement:
Net income	$145,789	$(29,670)	$116,119	$14,940	$(14,730)	$131,059
Deferred income taxes	$97,190	$36,093	$133,283	$(16,615)	$19,478	$116,668
Other non cash items	$7,479	$(6,717)	$762	—	$(6,717)	$762
Prepaid expenses and other current assets	$(5,665)	$294	$(5,371)	—	$294	$(5,371)
Other accrued liabilities	$(7,930)	—	$(7,930)	$1,675	$1,675	$(6,255)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of and for the year ended December 31, 2008
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Liability for unrecognized income tax benefits (long-term)	$34,592	$(8,950)	$25,642	—	$(8,950)	$25,642
Deferred income taxes (long-term)	$70,141	$(2,655)	$67,486	$(8,920)	$(11,575)	$58,566
Total liabilities	$1,750,329	$(11,605)	$1,738,724	$(8,920)	$(20,525)	$1,729,804
Accumulated deficit	$(218,502)	$12,952	$(205,550)	—	$12,952	$(205,550)
Accumulated other comprehensive loss, net of tax	$(27,255)	$(1,347)	$(28,602)	$8,920	$7,573	$(19,682)
Total stockholders' (deficit)	$(139,928)	$11,605	$(128,323)	$8,920	$20,525	$(119,403)
Statement of operations accounts impacted by restatement:
Long lived Asset impairment	$175,958	$(757)	$175,201	—	$(757)	$175,201
Total operating costs and expenses	$3,056,630	$(757)	$3,055,873	—	$(757)	$3,055,873
Operating loss	$(140,153)	$757	$(139,396)	—	$757	$(139,396)
Loss from continuing operations before income taxes	$(277,622)	$757	$(276,865)	—	$757	$(276,865)
Benefit for income taxes	$(19,979)	$(1,716)	$(21,695)	—	$(1,716)	$(21,695)
Loss from continuing operations	$(257,643)	$2,473	$(255,170)	—	$2,473	$(255,170)
Net loss	$(257,643)	$2,473	$(255,170)	—	$2,473	$(255,170)
Net loss per share—Basic	$(193.00)	$1.79	$(191.21)	—	$1.79	$(191.21)
Net loss per share—Diluted	$(193.00)	$1.79	$(191.21)	—	$1.79	$(191.21)
Statement of cash flow accounts impacted by restatement:
Net loss	$(257,643)	$2,473	$(255,170)	—	$2,473	$(255,170)
Goodwill, intangibles and other long lived asset impairment	$175,958	$(757)	$175,201	—	$(757)	$175,201
Other non-cash items	$12,433	$(1,716)	$10,717	—	$(1,716)	$10,717

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

22. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31, 2007
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Statement of operations accounts impacted by restatement:
Long lived asset impairment	$158,960	$(667)	$158,293	—	$(667)	$158,293
Total operating costs and expenses	$3,240,956	$(667)	$3,240,289	—	$(667)	$3,240,289
Operating loss	$(83,686)	$667	$(83,019)	—	$667	$(83,019)
Loss from continuing operations before income taxes	$(211,163)	$667	$(210,496)	—	$667	$(210,496)
Provision for income taxes	$44,000	$(9,812)	$34,188	—	$(9,812)	$34,188
Loss from continuing operations	$(255,163)	$10,479	$(244,684)	—	$10,479	$(244,684)
Net loss	$(266,027)	$10,479	$(255,548)	—	$10,479	$(255,548)
Loss from continuing operations—Basic	$(193.80)	$7.63	$(186.17)	—	$7.63	$(186.17)
Loss from continuing operations—Diluted	$(193.80)	$7.63	$(186.17)	—	$7.63	$(186.17)
Net loss per share—Basic	$(201.71)	$7.63	$(194.08)	—	$7.63	$(194.08)
Net loss per share—Diluted	$(201.71)	$7.63	$(194.08)	—	$7.63	$(194.08)
Statement of cash flows impacted by restatement:
Net loss	$(266,027)	$10,479	$(255,548)	—	$10,479	$(255,548)
Deferred income taxes	29,695	$(8,850)	20,845	—	$(8,850)	$20,845
Goodwill, intangibles and other long lived asset impairment	$158,960	$(667)	$158,293	—	$(667)	$158,293
Other non-cash items	$23,456	$(962)	$22,494	—	$(962)	$22,494

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

        In connection with the restatements of certain of our financial statements described in more detail elsewhere in this Amendment No. 2, management of the company re-evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2009. As a result of that reevaluation, management of the company has determined that due to the material weakness in internal control over financial reporting described below, the company's disclosure controls and procedures were not effective as of such date. Additional information regarding the restatement is contained in Note 22 in the Notes to the Consolidated Financial Statements included in this Amendment No. 2.

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

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company's management initially concluded that, as of December 31, 2009, the company's internal control over financial reporting was effective. However, as a result of the identification of the issues that caused the restatements described in Note 22 to the Consolidated Financial Statements and management's determination that there is a material weakness in the operational effectiveness of controls in the area of accounting for income taxes, as described below, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the company's internal controls over financial reporting were not effective as of December 31, 2009.

        A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. Management identified errors within our accounting for income taxes that have caused the company to restate its financial statements for certain interim periods within, and annual periods ended, December 31, 2007, 2008 and 2009. The first was a manual input error to a spreadsheet model by a third-party tax professional engaged to assist management with complex calculations related to our 2009 financial restructuring activities, which error was not detected by management. The second area of errors was the misapplication of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions which began upon the adoption of ASC Topic 740 in 2007 and impacted our financial condition and results through the first quarter of 2010. The third was an error in a calculation related to paid-up capital distributions relating to a foreign affiliate of Royal Group, Inc., one of the company's subsidiaries, which impacted our financial condition and results for the year ended December 31, 2009, the quarter ended March 31, 2010 and the quarter ended June 30, 2010. The fourth area of errors involved a misapplication of ASC Topic 740 related to an incorrect recording of a deferred tax liability in connection with the tax attribute reduction related to the tax basis in a foreign affiliate of Royal Group, Inc., which impacted our financial condition and results for the year ended December 31, 2009, the quarter ended March 31, 2010 and the quarter ended June 30, 2010. The resulting restatements are more fully described in Note 22 in the Notes to the Consolidated Financial Statements included in this Amendment No. 2.

        Although management believes that the company's controls in the areas of accounting for the income tax implications of complex transactions and uncertain tax positions were, and are, appropriately designed, management has concluded that the deficiencies in the operational effectiveness thereof constitute a material weakness in internal control over financial reporting in these areas.

        As a result of this amended report of management on internal control over financial reporting, Deloitte & Touche LLP, the company's independent registered public accounting firm, which also audited the company's consolidated financial statements included in this Amendment No. 2, has issued an updated attestation report on the company's internal control over financial reporting, which is included below.

        Remediation of Material Weakness in Internal Control Over Financial Reporting.    As a result of the identification of the issues that led to the restatements and the related reassessment of internal control over financial reporting in the third quarter of 2010, the company has begun to implement a number of remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting. Specifically, the following have been, are being or are planned to be implemented:

  •
  hire additional qualified personnel in our Tax Department;

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

November 19, 2010

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

        In our report dated March 11, 2010, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatements of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 11, 2010 (November 19, 2010 as to the effects of the restatements discussed in Note 22) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement discussed in Note 22.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 11, 2010 (November 19, 2010 as to the effects of the material weakness indentified in our report)

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

  (b)
  The following exhibits are filed as part of this Form 10-K/A:

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of Georgia Gulf Corporation, as amended (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009, on November 6, 2009 and incorporated herein by reference).
3.2	Bylaws of Georgia Gulf Corporation (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on May 23, 2005 and incorporated herein by reference).
4.1	Registration Rights Agreement, dated July 27, 2009, among Georgia Gulf Corporation and the parties identified on the signature pages thereto (filed as Exhibit 4.1 to the Company's current report on Form 8-K on July 31, 2009 and incorporated herein by reference).
4.2	Amended and Restated Rights Agreement, dated as of December 5, 2000, between Georgia Gulf Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company's Form 8-A amendment on December 13, 2000 and incorporated herein by reference).
4.3	Amendment to Amended and Restated Rights Agreement, dated August 10, 2009, between Georgia Gulf Corporation and Computershare Trust Company, N.A, as successor rights agent (filed as Exhibit 4.1 to the Company's current report on Form 8-K on August 14, 2009 and incorporated herein by reference).
4.4	Indenture, dated December 22, 2009, between Georgia Gulf Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent, related to the 9% Senior Secured Notes Due 2017. (Filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.1	Credit Agreement, dated December 22, 2009, among Georgia Gulf Corporation and Royal Group, Inc., as Borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as a Lender and Swingline Lender, and as Administrative Agent, Co-Collateral Agent and Co-Syndication Agent, Wachovia Capital Finance Corporation (New England), as a Lender and as Co-Collateral Agent and Co-Syndication Agent and the other financial institutions party thereto, as Lenders. (Filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).
10.2	Salt Contract (filed as Exhibit 10(v) to the Company's Registration Statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986 and incorporated herein by reference).
10.3*	Form of 2006 Restricted Shares Units Agreement (filed as Exhibit 10.1 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.4*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.5*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company's current report on Form 8-K on March 23, 2006 and incorporated herein by reference).
10.6*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K on September 18, 2009 and incorporated herein by reference).
10.7*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company's current report on Form 8-K on September 18, 2009 and incorporated herein by reference).
10.8*	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan (filed as Exhibit 4 to the Company's Form S-8 (File No. 33-59433) on July 20, 1998 and incorporated herein by reference).
10.9*	Georgia Gulf Corporation Second Amended and Restated 2002 Equity and Performance Incentive Plan (filed as Annex A to the Company's proxy statement on April 18, 2007 and incorporated herein by reference).
10.10*	Description of the 2007 Management Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2006, on April 2, 2007 and incorporated herein by reference).
10.11*	Description of the 2008 Management Incentive Bonus Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2007, on February 29, 2008 and incorporated herein by reference).
10.12*	Description of the 2009 Annual Incentive Plan (filed as Exhibit 10.1 to the Company's annual report on Form 10-K, for the year ended December 31, 2008, on March 17, 2009 and incorporated herein by reference).
10.13*	Description of the Georgia Gulf Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to the Company's annual report on Form 10-K, for the year ended December 31, 2006, on April 2, 2007 and incorporated herein by reference).
10.14*	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007 (filed as Exhibit 10.1 to the Company's current report on Form 8-K on May 16, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.15*	Description of Gregory C. Thompson's Compensation Arrangement (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008 on May 9, 2008 and incorporated herein by reference).
10.16*	Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q, for the quarter ended March 31, 2009, on May 15, 2009 and incorporated herein by reference).
10.17*	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.18*	Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.19*	Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.20*	Form of Executive Restricted Shares Agreement (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.21*	Form of Deferred Shares Agreement (filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q, for the quarter ended September 30, 2004, on November 1, 2004 and incorporated herein by reference).
10.22*	Georgia Gulf Corporation Senior Executive Bonus Plan (filed as Appendix C to the Company's proxy statement on April 13, 2004 and incorporated herein by reference).
10.23	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company's current report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.24*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company's proxy statement on August 24, 2009 and incorporated herein by reference).
10.25	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed January 19, 2010 and incorporated herein by reference).
10.26*	Form of Restricted Stock Unit Agreement (Directors) (filed as Exhibit 10.2 to the Company's Form 8-K filed January 19, 2010 and incorporated herein by reference).
10.27*	Description of the 2010 Annual Incentive Plan (Filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).
21	Subsidiaries of the Registrant (Filed as Exhibit 21 to the Company's annual report on Form 10-K for the year ended December 31, 2009, filed on March 11, 2010 and incorporated herein by reference).
23	Consent of Deloitte & Touche LLP.
31	Rule 13(a)-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 19, 2010	By:	/s/ PAUL D. CARRICO
Paul D. Carrico,
President and Chief Executive Officer