Form 10-Q/A
period 2010-03-31
GEORGIA GULF CORP /DE/
filed 2010-11-22
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 17, 2010
Common Stock, $0.01 par value	33,962,291

GEORGIA GULF CORPORATION FORM 10-Q/A

QUARTERLY PERIOD ENDED MARCH 31, 2010

I.     Amendment No. 1

        On August 16, 2010, Georgia Gulf Corporation (the "Company," "we," "us," or "our") filed Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission (the "SEC") on May 7, 2010 (the "Original Quarterly Report"), to restate our unaudited Condensed Consolidated Balance Sheet as of March 31, 2010, our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and March 31, 2009, our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009, and certain footnote disclosures thereto. The information described in the six paragraphs immediately following this paragraph was disclosed in Amendment No. 1.

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

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our deferred income taxes (liability), as reported in Amendment No. 1, to be understated by $36.4 million at each of March 31, 2010 and December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

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

        The incorrect statute of limitations period caused our long term liability for unrecognized income tax benefits to be overstated as of December 31, 2009 and March 31, 2010 by $12.6 million and $13.6 million, respectively, with a corresponding overstatement of our provision for income taxes by $0.2 million for the three months ended March 31, 2009, as reported in Amendment No. 1.

        The other misapplications of ASC Topic 740 that occurred upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group. These misapplications resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of each of December 31, 2009 and March 31, 2010, as reported in Amendment No. 1.

        The results of the above are summarized in the tables below.

II.    Amendment No. 2

        We are filing this Amendment No. 2 to the Original Quarterly Report ("Amendment No. 2"), to restate our unaudited Condensed Consolidated Balance Sheet as of March 31, 2010, our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010, our unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010, and certain footnote disclosures thereto.

        In August 2010, the Company announced that it had taken, and was continuing to take, certain steps (collectively, the "Remediation Steps") in order to address a material weakness in internal control over financial reporting in the area of accounting for income taxes as originally disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010. Those Remediation Steps include (i) requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the 2009 financial restructuring activities that resulted in the Company recognizing CODI for income tax purposes in 2009; (ii) expanding the scope of work performed by third-party tax professionals and increasing the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and (iii) developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes and reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        The Company applied certain of the Remediation Steps to, among other things, the process of finalizing its 2009 Tax Return and the preparation of its financial statements for the quarter ended September 30, 2010, a process which included the review of a complex analysis related to stock and partnership tax basis in certain of our subsidiaries and investments, which analysis is used in calculating the amount of CODI recognized for tax purposes. During the process of reviewing that analysis, we, with the support of our third-party tax advisors, re-evaluated that portion of the calculation related to paid-up capital distributions in 2006 relating to a foreign affiliate (the "Affiliate") of Royal Group, Inc. ("Royal"), one of our subsidiaries. That re-evaluation led us to determine that an error in the calculation had been made, which error resulted in the Company moving from having a net unrealized built-in gain (as defined in the IRC), to having a net unrealized built-in loss (as defined in the IRC) which, in turn, resulted in a reduction of our net operating losses for income tax purposes of $54 million. This error and the resulting reduction of net operating losses for income tax purposes caused our unaudited, condensed consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our deferred tax assets were overstated on our consolidated balance sheet by $19.0 million as of each of March 31, 2010 and December 31, 2009, and (ii) our accumulated deficit was overstated by $19.0 million as of each of March 31, 2010 and December 31, 2009.

        In addition, due to the implementation of our Remediation Steps, we have determined that the tax basis of the Affiliate is greater than the book basis, and therefore, we should not have tax effected our cumulative translation adjustment in other comprehensive income for the Affiliate. This error caused our consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our long-term deferred income tax liability was overstated by $0.3 million as of March 31, 2010 and $1.9 million as of December 31, 2009; (ii) our accumulated other comprehensive loss, net of tax, was overstated by $0.3 million as of March 31, 2010 and $1.9 million as of December 31, 2009; and (iii) our other comprehensive loss, net of tax, was understated by $1.7 million for the three months ended March 31, 2010 and our other comprehensive income, net of tax was understated by $1.1 million for the three months ended March 31, 2009.

        In connection with the implementation of the Remediation Steps, we also determined that in 2009 there was a misapplication of ASC Topic 740 primarily related to the CODI arising from our 2009 financial restructuring activities that resulted in the incorrect recording of a deferred tax liability in connection with the tax attribute reduction related to the tax basis in the Affiliate. This misapplication caused our deferred tax liabilities to be overstated by $35.6 million on our consolidated balance sheet presented in Amendment No. 1, as of each of March 31, 2010 and December 31, 2009 and our liability for unrecognized tax benefits to be understated by $1.7 million as of each of March 31, 2010 and December 31, 2009.

        The results of the previous three paragraphs are summarized in the tables below.

III.  Reconciliation to Original Quarterly Report

        The following tables reflect the cumulative impact of the adjustments in Amendment No. 1 and Amendment No. 2 on our consolidated financial statements when compared to our Original Quarterly Report (amount in thousands except per share amounts).

	As of March 31, 2010
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16, 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Condensed consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$26,888	$(294)	$26,594	$—	$(294)	$26,594
Deferred income taxes (assets)	11,883	(931)	10,952	—	(931)	10,952
Total current assets	678,375	(1,225)	677,150	—	(1,225)	677,150
Total assets	1,704,796	(1,225)	1,703,571	—	(1,225)	1,703,571
Income tax payables	1,236	26	1,262	—	26	1,262
Total current liabilities	289,212	26	289,238	—	26	289,238
Liability for unrecognized income tax benefits	66,820	(18,006)	48,814	1,675	(16,331)	50,489
Deferred income taxes (liability)	165,689	30,985	196,674	(16,867)	14,118	179,807
Total liabilities	1,323,579	13,005	1,336,584	(15,192)	(2,187)	1,321,392
Additional paid in capital	473,489	1,960	475,449	—	1,960	475,449
Accumulated deficit	(91,745)	(16,718)	(108,463)	14,940	(1,778)	(93,523)
Accumulated other comprehensive loss, net of tax	(864)	528	(336)	252	780	(84)
Total stockholders' equity	381,217	(14,230)	366,987	15,192	962	382,179
Total liabilities and stockholders' equity	$1,704,796	$(1,225)	$1,703,571	$—	$(1,225)	$1,703,571

	As of December 31, 2009
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16, 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002	$—	$(294)	$24,002
Deferred income taxes (assets)	14,108	(931)	13,177	—	(931)	13,177
Total current assets	567,845	(1,225)	566,620	—	(1,225)	566,620
Total assets	1,605,865	(1,225)	1,604,640	—	(1,225)	1,604,640
Liability for unrecognized income tax benefits	64,371	(17,575)	46,796	1,675	(15,900)	48,471
Deferred income taxes (liability)	174,457	32,971	207,428	(18,518)	14,453	188,910
Total liabilities	1,212,537	15,396	1,227,933	(16,843)	(1,447)	1,211,090
Accumulated deficit	(72,713)	(16,718)	(89,431)	14,940	(1,778)	(74,491)
Accumulated other comprehensive loss, net of tax	(6,314)	97	(6,217)	1,903	2,000	(4,314)
Total stockholders' equity	393,328	(16,621)	376,707	16,843	222	393,550
Total liabilities and stockholders' equity	$1,605,865	$(1,225)	$1,604,640	$—	$(1,225)	$1,604,640

	For the three months ended March 31, 2009
	As Originally Reported	Amendment No. 1 Adjustments	As Restated
Statement of Operations accounts impacted by restatement:
(Benefit) provision for income taxes	$11,894	$(197)	$11,697
Net (loss) income	48,285	197	48,482
(Loss) earnings per share—Basic	34.60	0.05	34.65
(Loss) earnings per share—Diluted	34.60	0.05	34.65
Statement of Cash flow accounts impacted by restatement:
Net income	48,285	197	48,482
Other non cash items	$(636)	$(197)	$(833)

	For the three months ended March 31, 2010
	As Originally Reported	Amendment No. 1 Adjustment	As Restated
Statement of Cash flow accounts impacted by restatement:
Deferred income taxes	$(10,079)	$(2,143)	$(12,222)
Tax deficiency related to stock plans	(2,543)	1,960	(583)
Change in operating assets, liabilities, and other	$(41,612)	$183	$(41,429)

        This Amendment No. 2 is being filed to correct the financial information and related disclosures with respect to the errors to our 2009 provision for income taxes relating to the 2009 financial restructuring activities and errors in our application of ASC Topic 740 related to Accounting for Income Taxes. For a more detailed description of the restatements, see Note 20 to the accompanying unaudited Condensed Consolidated Financial Statements in this Amendment No. 2.

        For additional information regarding the overall impact of the restatements on all of our historical consolidated financial statements, also see Note 22 of the Notes to Consolidated Financial Statements in

Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission ("SEC") on November 22, 2010.

        The following sections of this Amendment No. 2 have been amended from Amendment No. 1 and our Original Quarterly Report as a result of the restatements described above:

  Part I—Item 1—Financial Statements

  Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

  Part I—Item 4—Controls and Procedures

        Pursuant to the rules of the SEC, Item 6 of Part II also has been amended to contain the currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certification of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Second Amendment as Exhibits 31 and 32.

        Except for information included herein and any information included in Amendment No. 1 that is not superseded by information in this Amendment No. 2, the Original Quarterly Report continues to speak as of the date thereof (or such other date as may be referred to in the Original Quarterly Report). Events occurring subsequent to the filing of the Original Quarterly Report and disclosures necessary to reflect any subsequent events have been or will be addressed in our filings with the SEC for periods subsequent to the periods covered by the Original Quarterly Report.

GEORGIA GULF CORPORATION FORM 10-Q/A

QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)	March 31, 2010 (Restated)	December 31, 2009 (Restated)
ASSETS
Cash and cash equivalents	$47,934	$38,797
Receivables, net of allowance for doubtful accounts of $16,743 in 2010 and $16,453 in 2009	280,650	208,941
Inventories	284,400	251,397
Prepaid expenses	26,594	24,002
Income tax receivables	26,620	30,306
Deferred income taxes	10,952	13,177

Total current assets	677,150	566,620
Property, plant and equipment, net	683,856	687,570
Goodwill	207,361	203,809
Intangible assets, net of accumulated amortization of $11,236 in 2010 and $10,996 in 2009	15,062	15,223
Other assets, net	105,915	116,494
Non-current assets held for sale	14,227	14,924

Total assets	$1,703,571	$1,604,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$37,350	$28,231
Accounts payable	165,445	124,829
Interest payable	16,453	2,844
Income taxes payable	1,262	1,161
Accrued compensation	14,089	16,069
Liability for unrecognized income tax benefits and other tax reserves	9,942	9,529
Other accrued liabilities	44,697	43,236

Total current liabilities	289,238	225,899
Long-term debt	766,518	710,774
Liability for unrecognized income tax benefits	50,489	48,471
Deferred income taxes	179,807	188,910
Other non-current liabilities	35,340	37,036

Total liabilities	1,321,392	1,211,090

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,722,121 in 2010 and 33,718,367 in 2009	337	337
Additional paid-in capital	475,449	472,018
Accumulated deficit	(93,523)	(74,491)
Accumulated other comprehensive loss, net of tax	(84)	(4,314)

Total stockholders' equity	382,179	393,550

Total liabilities and stockholders' equity	$1,703,571	$1,604,640

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

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009. There have been no material changes in the significant accounting policies followed by us during the period ended March 31, 2010, other than effective January 1, 2010 we changed our segment reporting as described in Note 17.

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

        In June 2009, the FASB issued ASC topic 860, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in the transferred assets. This statement is effective for

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

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

4. ACCOUNTS RECEIVABLE SECURITIZATION

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivable on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). This wholly owned subsidiary was funded through advances on sold trade receivables and collections of those trade receivables and its activities were exclusively related to the Securitization. This Securitization replaced a previous agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties. Under the Securitization agreement we could sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACCOUNTS RECEIVABLE SECURITIZATION (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE (Continued)

        The following table presents the computation of (loss) earnings per share:

Basic and Diluted (Loss) Earnings Per Share—Two-class Method

	Three months ended March 31,
In thousands, except per share data	2010 (a)	2009
Basic (loss) earnings per share
Undistributed (loss) income	$(19,031)	$48,482
Restricted stock ownership interest in undistributed (loss) income	—%	1.0%

Restricted stock interest in undistributed income	$—	$492

Weighted average restricted shares—Basic	1,157	14
Total restricted stockholders' basic earnings per share	$—	$34.65
Undistributed (loss) income	$(19,031)	$48,482
Common stock ownership interest in undistributed (loss) income	100%	99%

Common stockholders' interest in undistributed (loss) income	$(19,031)	$47,990

Weighted average common shares—Basic	33,720	1,385
Total common stockholders' basic (loss) earnings per share	$(0.56)	$34.65

Diluted (loss) earnings per share
Undistributed (loss) income	$(19,031)	$48,482
Deduct: Undistributed earnings—restricted stock	—	492

Common stockholders' interest in undistributed (loss) income used in diluted (loss) earnings per share	$(19,031)	$47,990

Weighted average common shares—Basic	33,720	1,385
Stock options	—	—

Weighted average common shares—Diluted	33,720	1,385

Total diluted (loss) earnings per share	$(0.56)	$34.65

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE (Continued)

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

        In February 2009, upon approval by the Compensation Committee of the Board of Directors, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. No future benefits accrued under the Plan after

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE RETIREMENT PLANS (Continued)

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

        Stock-based Compensation related to Stock Options.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

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

        As of March 31, 2010 and 2009, we had approximately $5.6 million and $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $3.5 million

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

and $5.3 million, respectively. For additional information about our share-based payment awards, refer to Note 14 of the Notes to Consolidated Financial Statements in Amendment No. 2 to our Form 10-K/A for the year ended December 31, 2009.

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

Accumulated other comprehensive (loss)—net of tax

In thousands	March 31, 2010	December 31, 2009
Unrealized (loss) gain on derivative contracts	$(95)	$160
Pension liability adjustment including affect of ASC topic 715	(23,230)	(23,377)
Currency translation adjustment	23,241	18,903

Total accumulated other comprehensive loss	$(84)	$(4,314)

        The components of total comprehensive (loss) income are as follows:

Total comprehensive (loss) income

	Three months ended March 31,
In thousands	2010	2009
Net (loss) income	$(19,031)	$48,482
Unrealized loss on derivative contracts	(255)	(1,233)
Pension liability adjustment including affect of ASC topic 715	147	236
Currency translation adjustment	4,338	(3,648)

Total comprehensive (loss) income	$(14,801)	$43,837

15. INCOME TAXES

        Our effective income tax rates for the three months ended March 31, 2010 and 2009 were 32.8 percent and 19.4 percent, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from percentage depletion offset by a deferred tax asset valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from timely repayment of the Mississippi Industrial Development Bond, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest creates state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. These credits do not expire.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT INFORMATION (Continued)

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

        Identifiable assets consist of property, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables, data processing equipment and prepaid pension costs. The accounting polices of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in Amendment No. 2 to our annual report on Form 10-K/A for the year ended December 31, 2009.

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended March 31, 2010:
Net sales	$287,711	$190,689	$153,050	$—	$631,450
Intersegment revenues	57,440	—	—	(57,440)	—
Restructuring costs	(952)	—	647	—	(305)
Operating (loss) income	(8,652)	9,645	(3,673)	(7,794)	(10,474)
Depreciation and amortization	14,798	380	8,463	1,246	24,887
Three months ended March 31, 2009:
Net sales	$241,738	$51,505	$114,088	$—	$407,331
Intersegment revenues	33,995	—	—	(33,995)	—
Restructuring costs	2,042	—	3,527	2,468	8,037
Operating (loss) income	20,516	474	(34,279)	(12,415)	(25,704)
Depreciation and amortization	16,151	1,135	9,463	3,967	30,716

        Chlorovinyls previously reported intersegment revenues for the three months ended March 31, 2010 and 2009 of $66,758 and $39,781, respectively. These amounts erroneously included revenues to units within the Chlorovinyls segment. These intrasegment revenues have been eliminated in the restated amounts above.

18. SUBSEQUENT EVENTS

        On April 20, 2010, the Company adopted a new shareholder rights plan that will take effect upon the expiration of the Company's existing rights plan on April 27, 2010. The rights issued under the new plan will expire automatically if shareholders do not approve the new rights plan at the Company's 2011 annual meeting of shareholders.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUBSEQUENT EVENTS (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$41,225	$6,709	$—	$47,934
Receivables, net	—	426,694	85,213	(231,257)	280,650
Inventories	—	192,377	92,023	—	284,400
Prepaid expenses	443	20,138	6,013	—	26,594
Income tax receivables	—	24,356	2,264	—	26,620
Deferred income taxes	—	10,952	—	—	10,952

Total current assets	443	715,742	192,222	(231,257)	677,150
Property, plant and equipment, net	189	440,455	243,212	—	683,856
Long-term receivables—affiliates	448,233	—	—	(448,233)	—
Goodwill	—	97,572	109,789	—	207,361
Intangibles, net	—	12,644	2,418	—	15,062
Other assets, net	20,647	73,673	11,595	—	105,915
Non-current assets held-for-sale	—	14,227	—	—	14,227
Investment in subsidiaries	968,733	24	—	(968,757)	—

Total assets	$1,438,245	$1,354,337	$559,236	$(1,648,247)	$1,703,571

Current portion of long-term debt	$21,434	$—	$15,916	$—	$37,350
Accounts payable	210,753	142,002	43,947	(231,257)	165,445
Interest payable	16,432	—	21	—	16,453
Income taxes payable	—	26	1,236	—	1,262
Accrued compensation	290	6,831	6,968	—	14,089
Liability for unrecognized income tax benefits and other tax reserves	— —	— 3,128	— 6,814	— —	— 9,942
Other accrued liabilities	419	16,870	27,408	—	44,697

Total current liabilities	249,328	168,857	102,310	(231,257)	289,238
Long-term debt	656,500	28	109,990	—	766,518
Long-term payables—affiliates	—	—	448,233	(448,233)	—
Liability for unrecognized income tax benefits	— —	— 8,322	— 42,167	— —	— 50,489
Deferred income taxes	16,009	165,375	(1,577)	—	179,807
Other non-current liabilities	134,229	43,203	2,057	(144,149)	35,340

Total liabilities	1,056,066	385,785	703,180	(823,639)	1,321,392

Total stockholders' equity	382,179	968,552	(143,944)	(824,608)	382,179

Total liabilities and stockholders' equity	$1,438,245	$1,354,337	$559,236	$(1,648,247)	$1,703,571

        Previously reported investment in subsidiaries for the guarantor and eliminations of $(145) and $(812,863), respectively and total stockholders' equity for the guarantor and eliminations of $956,807 and $(812,863), respectively. These amounts were reported erroneously due to not reflecting the $14,000 elimination of an intra-guarantor investment in subsidiary. These errors have been corrected and the restated amounts are included in the table above.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	411,690	59,620	(412,690)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	18,790	4,608	—	24,002
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	13,177	—	—	13,177

Total current assets	150,925	674,275	154,110	(412,690)	566,620
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	969,180	41	—	(969,221)	—

Total assets	$1,577,878	$1,327,516	$517,404	$(1,818,158)	$1,604,640

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	407,356	100,147	30,016	(412,690)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax		—
benefits and other tax reserves	—	3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	438,931	129,254	70,404	(412,690)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax
benefits	—	8,211	40,260	—	48,471
Deferred income taxes	13,310	177,126	(1,526)	—	188,910
Other non-current liabilities	127,749	43,629	2,038	(136,380)	37,036

Total liabilities	1,184,328	358,261	653,818	(985,317)	1,211,090

Total stockholders' equity (deficit)	393,550	969,255	(136,414)	(832,841)	393,550

Total liabilities and stockholders' equity (deficit)	$1,577,878	$1,327,516	$517,404	$(1,818,158)	$1,604,640

        Previously reported investment in subsidiaries for guarantor and eliminations of $608, and $(845,112), respectively and total stockholders' equity (deficit) for the guarantor and eliminations of $981,526, and $(845,112), respectively. These amounts were reported erroneously due to not reflecting the $14,000 elimination of an intra-guarantor investment in subsidiary. These errors have been corrected and the restated amounts are included in the table above.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. RESTATEMENT

I.     Amendment No. 1

        On August 16, 2010, Georgia Gulf Corporation (the "Company," "we," "us," or "our") filed Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 ("Amendment No. 1"), originally filed with the Securities and Exchange Commission (the "SEC") on May 7, 2010 (the "Original Quarterly Report"), to restate our unaudited Condensed Consolidated Balance Sheet as of March 31, 2010, our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and March 31, 2009, our unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009, and certain footnote disclosures thereto. The information described in the six paragraphs immediately following this paragraph was disclosed in Amendment No. 1.

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

        In 2010, we engaged a different third party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made, and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our deferred income taxes (liability), as reported in Amendment No. 1, to be understated by $36.4 million at each of March 31, 2010 and December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. RESTATEMENT (Continued)

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

II.    Amendment No. 2

        We are filing this Amendment No. 2 to the Original Quarterly Report ("Amendment No. 2"), to restate our unaudited Condensed Consolidated Balance Sheet as of March 31, 2010, our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010, our unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010, and certain footnote disclosures thereto.

        In August 2010, the Company announced that it had taken, and was continuing to take, certain steps (collectively, the "Remediation Steps") in order to address a material weakness in internal control over financial reporting in the area of accounting for income taxes as originally disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010. Those Remediation Steps include (i) requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the 2009 financial restructuring activities that resulted in the Company recognizing CODI for income tax purposes in 2009; (ii) expanding the scope of work performed by third-party tax professionals and increasing the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and (iii) developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes and reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        The Company applied certain of the Remediation Steps to, among other things, the process of finalizing its 2009 Tax Return and the preparation of its financial statements for the quarter ended September 30, 2010, a process which included the review of a complex analysis related to stock and partnership tax basis in certain of our subsidiaries and investments, which analysis is used in calculating the amount of CODI recognized for tax purposes. During the process of reviewing that analysis, we, with the support of our third-party tax advisors, re-evaluated that portion of the calculation related to paid-up capital distributions in 2006 relating to a foreign affiliate (the "Affiliate") of Royal Group, Inc. ("Royal"), one of our subsidiaries. That re-evaluation led us to determine that an error in the calculation had been made, which error resulted in the Company moving from having a net unrealized built-in gain (as defined in the IRC), to having a net unrealized built-in loss (as defined in the IRC) which, in turn, resulted in a reduction of our net operating losses for income tax purposes of $54 million. This error and the resulting reduction of net operating losses for income tax purposes caused our unaudited, condensed consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our deferred tax assets were overstated on our consolidated balance sheet by $19.0 million as of each of March 31, 2010 and

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. RESTATEMENT (Continued)

December 31, 2009, and (ii) our accumulated deficit was overstated by $19.0 million as of each of March 31, 2010 and December 31, 2009.

        In addition, due to the implementation of our Remediation Steps, we have determined that the tax basis of the Affiliate is greater than the book basis, and therefore, we should not have tax effected our cumulative translation adjustment in other comprehensive income for the Affiliate. This error caused our consolidated financial statements presented in Amendment No. 1 to be misstated as follows: (i) our long-term deferred income tax liability was overstated by $0.3 million as of March 31, 2010 and $1.9 million as of December 31, 2009; (ii) our accumulated other comprehensive loss, net of tax, was overstated by $0.3 million as of March 31, 2010 and $1.9 million as of December 31, 2009; and (iii) our other comprehensive loss, net of tax, was understated by $1.7 million for the three months ended March 31, 2010 and our other comprehensive income, net of tax was understated by $1.1 million for the three months ended March 31, 2009.

        In connection with the implementation of the Remediation Steps, we also determined that in 2009 there was a misapplication of ASC Topic 740 primarily related to the CODI arising from our 2009 financial restructuring activities that resulted in the incorrect recording of a deferred tax liability in connection with the tax attribute reduction related to the tax basis in the Affiliate. This misapplication caused our deferred tax liabilities to be overstated by $35.6 million on our consolidated balance sheet presented in Amendment No. 1, as of each of March 31, 2010 and December 31, 2009 and our liability for unrecognized tax benefits to be understated by $1.7 million as of each of March 31, 2010 and December 31, 2009.

        The results of the previous three paragraphs are summarized in the tables below.

        The following tables present the condensed consolidated balance sheet accounts as reported herein that were impacted by the restatements (all amounts are in thousands, except per share amounts):

	As of March 31, 2010
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16, 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Condensed consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$26,888	$(294)	$26,594	$—	$(294)	$26,594
Deferred income taxes (assets)	11,883	(931)	10,952	—	(931)	10,952
Total current assets	678,375	(1,225)	677,150	—	(1,225)	677,150
Total assets	1,704,796	(1,225)	1,703,571	—	(1,225)	1,703,571
Income tax payables	1,236	26	1,262	—	26	1,262
Total current liabilities	289,212	26	289,238	—	26	289,238
Liability for unrecognized income tax benefits	66,820	(18,006)	48,814	1,675	(16,331)	50,489
Deferred income taxes (liability)	165,689	30,985	196,674	(16,867)	14,118	179,807
Total liabilities	1,323,579	13,005	1,336,584	(15,192)	(2,187)	1,321,392
Additional paid in capital	473,489	1,960	475,449	—	1,960	475,449
Accumulated deficit	(91,745)	(16,718)	(108,463)	14,940	(1,778)	(93,523)
Accumulated other comprehensive loss, net of tax	(864)	528	(336)	252	780	(84)
Total stockholders' equity	381,217	(14,230)	366,987	15,192	962	382,179
Total liabilities and stockholders' equity	$1,704,796	$(1,225)	$1,703,571	$—	$(1,225)	$1,703,571

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. RESTATEMENT (Continued)

	As of December 31, 2009
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16, 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002	$—	$(294)	$24,002
Deferred income taxes (assets)	14,108	(931)	13,177	—	(931)	13,177
Total current assets	567,845	(1,225)	566,620	—	(1,225)	566,620
Total assets	1,605,865	(1,225)	1,604,640	—	(1,225)	1,604,640
Liability for unrecognized income tax benefits	64,371	(17,575)	46,796	1,675	(15,900)	48,471
Deferred income taxes (liability)	174,457	32,971	207,428	(18,518)	14,453	188,910
Total liabilities	1,212,537	15,396	1,227,933	(16,843)	(1,447)	1,211,090
Accumulated deficit	(72,713)	(16,718)	(89,431)	14,940	(1,778)	(74,491)
Accumulated other comprehensive loss, net of tax	(6,314)	97	(6,217)	1,903	2,000	(4,314)
Total stockholders' equity	393,328	(16,621)	376,707	16,843	222	393,550
Total liabilities and stockholders' equity	$1,605,865	$(1,225)	$1,604,640	$—	$(1,225)	$1,604,640

	For the three months ended March 31, 2009
	As Originally Reported	Amendment No. 1 Adjustments	As Restated
Statement of Operations accounts impacted by restatement:
(Benefit) provision for income taxes	$11,894	$(197)	$11,697
Net (loss) income	48,285	197	48,482
(Loss) earnings per share—Basic	34.60	0.05	34.65
(Loss) earnings per share—Diluted	34.60	0.05	34.65
Statement of Cash flow accounts impacted by restatement:
Net (loss) income	48,285	197	48,482
Other non cash items	$(636)	$(197)	$(833)

	For the three months ended March 31, 2010
	As Originally Reported	Amendment No. 1 Adjustments	As Restated
Statement of Cash flow accounts impacted by restatement:
Deferred income taxes	$(10,079)	$(2,143)	$(12,222)
Tax deficiency related to stock plans	(2,543)	1,960	(583)
Change in operating assets, liabilities, and other	$(41,612)	$183	$(41,429)

        For additional information regarding the overall impact of the restatement on all of our historical financial statements, also see Note 22 of the Notes to Consolidated Financial Statements in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on November 22, 2010. In addition, see Notes 17 Segment Information and Note 19 Supplemental Guarantor Information for the restatement of disclosure errors discovered during the preparation of this Amendment No. 2 that management considers immaterial.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Our financial condition and results of operations as of and for the three months ended March 31, 2010 and as of and for the year ended December 31, 2009 have been restated. All information and disclosure in this management's discussion and analysis of financial condition and results of operations have been updated to reflect the effects of such restatements. For a more detailed description of the restatements, see Note 20 of the notes to the accompanying unaudited Condensed Consolidated Financial Statements.

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

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2009 can be found in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at March 31, 2010 have decreased by approximately $445.5 million, or 10.2 percent, since December 31, 2009. The decrease from December 31, 2009 primarily related to the following: a $456.6 million decrease in our feedstock purchase obligations mainly due to consumption in production during the first quarter of 2010; offset by an increase of $61.2 million in our principal debt due to us drawing on our ABL Revolver during the first quarter of 2010.

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Quarterly Report on Form 10-Q/A and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Amendment No 2. to our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Critical Accounting Policies

        During the three months ended March 31, 2010, we have not made any significant changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Item 4.    CONTROL AND PROCEDURES

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the existence of a material weakness in internal control over financial reporting in the area of accounting for income taxes, the company's disclosure controls and procedures were not effective as of March 31, 2010.

        For certain additional information regarding the restatements of certain of the company's historical financial results and the material weakness identified by management, see Note 20 of the accompanying Notes to unaudited condensed Consolidated Financial Statements, and "Item 9A. Controls and Procedures" in the company's Amendment No. 2 to its annual report on Form 10-K/A for the year ended December 31, 2009.

        Changes in Internal Control.    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatements had not yet been identified by management. However, as a result of the identification of the issues that led to the restatements, and the related reassessments of our internal control over financial reporting in August 2010 and November 2010, there have subsequently been changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Specifically, the following have been, are being or are planned to be implemented:

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

PART II. OTHER INFORMATION

Item 6.    EXHIBITS

Exhibits*
3.1	+	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (incorporated by reference to Exhibit 3.1 to the company's Form 8-K filed on April 26, 2010)
4.1	+
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

GEORGIA GULF CORPORATION (Registrant)
Date: November 19, 2010	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: November 19, 2010	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)