Form 10-Q/A
period 2010-06-30
GEORGIA GULF CORP /DE/
filed 2010-11-22
CIK 805264

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
(Registrant's telephone number, including area code) (770) 395-4500

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

Explanatory Note

        Georgia Gulf Corporation (the "Company," "we," "us," or "our") is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 (the "Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on August 16, 2010 (the "Original Quarterly Report"), to restate our unaudited Condensed Consolidated Balance Sheet as of June 30, 2010, our unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010, our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009, and certain footnote disclosures thereto. In addition, we have made herein immaterial adjustments to certain intercompany balances in the footnotes to our unaudited Condensed Consolidated financial statements that eliminate in consolidation.

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

        In addition, in 2010, we engaged a different third-party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our provision for income taxes to be understated by $36.4 million and our net income to be overstated by $36.4 million, each for the year ended December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        We also determined that, beginning in 2007 and continuing through March 31, 2010, there were misapplications of Financial Accounting Standards Board, ("FASB") Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

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

        As a result of the errors and misapplications described in the preceding paragraphs, (i) as of and for the three months ended June 30, 2009, our benefit from income taxes was understated by $5.6 million and our net income was understated by $5.6 million; (ii) for the six months ended June 30, 2009 our benefit from income taxes was understated by $5.8 million and our net income was also understated by $5.8 million; and (iii) as of December 31, 2009, our prepaid expenses were overstated by $0.3 million, our deferred income tax assets were overstated by $0.9 million, our liability for unrecognized tax benefits was overstated by $17.6 million, our deferred tax liabilities were understated by $33.0 million, and our accumulated deficit was understated by $16.7 million.

        Consequently, in August 2010, the Company announced that it had taken, and was continuing to take, certain steps (collectively, the "Remediation Steps") in order to address a material weakness in internal control over financial reporting in the area of accounting for income taxes as disclosed in the Original Quarterly Report. Those Remediation steps include: (i) requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the 2009 financial restructuring activities; (ii) expanding the scope of work performed by third-party tax professionals and increasing the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and (iii) developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes and reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        The Company has applied certain of the Remediation Steps to, among other things, the process of finalizing its 2009 Tax Return and the preparation of its financial statements for the quarter ended September 30, 2010, a process which included the review of a complex analysis related to stock and partnership tax basis in certain of our subsidiaries and investments, which analysis is used in calculating the amount of CODI recognized for tax purposes. During the process of reviewing that analysis, we, with the support of our third-party tax advisors, re-evaluated that portion of the calculation related to paid-up capital distributions in 2006 relating to a foreign affiliate (the "Affiliate") of Royal Group, Inc. ("Royal"), one of our subsidiaries. That re-evaluation led us to determine that an error in the calculation had been made, which error resulted in the Company moving from having a net unrealized built-in gain (as defined in the IRC), to having a net unrealized built-in loss (as defined in the IRC) which, in turn, resulted in a reduction of our net operating losses for income tax purposes of $54 million. This error and the resulting reduction of net operating losses for income tax purposes caused our unaudited, condensed consolidated financial statements presented in our Original Quarterly Report to be misstated as follows: (i) our deferred tax assets were overstated on our consolidated balance sheet by $19.0 million as of each of June 30, 2010 and December 31, 2009, and (ii) our accumulated deficit was overstated by $19.0 million as of each of June 30, 2010 and December 31, 2009.

        In addition, due to the implementation of certain of the Remediation Steps, we have determined that the tax basis of the Affiliate is greater than the book basis, and therefore, we should not have tax effected our cumulative translation adjustment in other comprehensive income for the Affiliate. This error caused our condensed consolidated financial statements presented in our Original Quarterly Report to be misstated as follows: (i) our long-term deferred income tax liability is overstated by $2.1 million as of June 30, 2010 and $1.9 million as of December 31, 2009; (ii) our accumulated other comprehensive loss, net of tax, is overstated by $2.1 million as of June 30, 2010 and $1.9 million as of December 31, 2009; and (iii) our other comprehensive income, net of tax, is understated by $1.9 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and is overstated by $3.5 million and $2.4 million for the three and six months ended June 30, 2009, respectively.

        In connection with the implementation of certain of the Remediation Steps, we also determined that in 2009 there was a misapplication of ASC Topic 740, primarily related to the CODI arising from our 2009 financial restructuring activities that resulted in the incorrect recording of a deferred tax liability in connection with the tax attribute reduction related to the tax basis in the Affiliate. This misapplication caused our deferred tax liabilities to be overstated by $35.6 million on our condensed consolidated balance sheet in our Original Quarterly Report as of each of June 30, 2010 and December 31, 2009 and our liability for unrecognized tax benefits was understated by $1.7 million as of June 30, 2010 and December 31, 2009.

        The results of the above are summarized in the tables below.

        The following tables present the condensed consolidated balance sheet, statements of operations and statements of cash flows accounts reported herein that were impacted by the adjustments to our consolidated financial statements, when compared to our Original Quarterly Report (all amounts are in thousands, except per share amounts):

	As of June 30, 2010
	As Originially Reported	Amendment No. 1 Adjustments	As Restated August 16, 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Liability for unrecognized income tax benefits	$43,163	—	$43,163	$1,675	$1,675	$44,838
Deferred income taxes (long-term)	$208,436	—	$208,436	$(18,755)	$(18,755)	$189,681
Total liabilities	$1,325,843	—	$1,325,843	$(17,080)	$(17,080)	$1,308,763
Accumulated deficit	$(86,774)	—	$(86,774)	$14,940	$14,940	$(71,834)
Accumulated other comprehensive loss, net of tax	$(7,521)	—	$(7,521)	$2,140	$2,140	$(5,381)
Total stockholders' equity (deficit)	$382,070	—	$382,070	$17,080	$17,080	$399,150
Total liabilities and stockholders' equity	$1,707,913	—	$1,707,913	—	—	$1,707,913

	As of December 31, 2009
	As Originially Reported	Amendment No. 1 Adjustments	As Restated August 16, 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002	—	$(294)	$24,002
Deferred income taxes (current)	$14,108	$(931)	$13,177	—	$(931)	$13,177
Total current assets	$567,845	$(1,225)	$566,620	—	$(1,225)	$566,620
Total assets	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640
Liability for unrecognized income tax benefits	$64,371	$(17,575)	$46,796	$1,675	$(15,900)	$48,471
Deferred income taxes (long-term)	$174,457	$32,971	$207,428	$(18,518)	$14,453	$188,910
Total liabilities	$1,212,537	$15,396	$1,227,933	$(16,843)	$(1,447)	$1,211,090
Accumulated deficit	$(72,713)	$(16,718)	$(89,431)	$14,940	$(1,778)	$(74,491)
Accumulated other comprehensive loss, net of tax	$(6,314)	$97	$(6,217)	$1,903	$2,000	$(4,314)
Total stockholders' equity	$393,328	$(16,621)	$376,707	$16,843	$222	$393,550
Total liabilities and stockholders' equity	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640

	For the six months ended June 30, 2009
Statement of Operations accounts impacted	As Originally Reported	Amendment No. 1 Adjustments	As Restated
Provision (benefit) for income taxes	$(22,327)	$(5,814)	$(28,141)
Net income (loss)	$45,333	$5,814	$51,147
Earnings (loss) per share—Basic	$32.50	$4.16	$36.66
Earnings (loss) per share—Diluted	$32.38	$4.16	$36.54
Statement of Cash flows impact
Net income (loss)	$45,333	$5,814	$51,147
Other non-cash items	$2,377	$(5,814)	$(3,437)

	For the three months ended June 30, 2009
Statement of Operations accounts impacted	As Originally Reported	Amendment No. 1 Adjustments	As Restated
Provision (benefit) for income taxes	$(34,221)	$(5,617)	$(39,838)
Net income (loss)	$(2,951)	$5,617	$2,666
Earnings (loss) per share—Basic	$(2.13)	$4.04	$1.91
Earnings (loss) per share—Diluted	$(2.13)	$4.03	$1.90

        This Amendment is being filed to correct the financial information and related disclosures with respect to the errors to our tax provision relating to the 2009 financial restructuring activities and the errors in our application of ASC Topic 740 relating to Accounting for Income Taxes described above. For a more detailed description of the restatements, see Note 19 to the accompanying unaudited Condensed Consolidated Financial Statements in this Amendment.

        The following sections of this Amendment have been amended from the disclosures in the Original Quarterly Report as a result of the restatements described above:

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

        Except for information included herein, the Original Quarterly Report continues to speak as of the date thereof (or such other date as may be referred to in the Original Quarterly Report). Events occurring subsequent to the filing of the Original Quarterly Report and disclosures necessary to reflect any subsequent events have been or will be addressed in our filings with the SEC for periods subsequent to the period covered by the Original Quarterly Report.

        For additional information regarding the overall impact of the restatements on all of our historical consolidated financial statements, also see Note 22 of the Notes to Consolidated Financial Statements in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on November 22, 2010.

Georgia Gulf Corporation Form 10-Q/A

Quarterly Period Ended June 30, 2010

Index

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

Georgia Gulf Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)	June 30, 2010 (Restated)	December 31, 2009 (Restated)
ASSETS
Cash and cash equivalents	$35,163	$38,797
Receivables, net of allowance for doubtful accounts of $16,344 in 2010 and $16,453 in 2009	316,769	208,941
Inventories	295,305	251,397
Prepaid expenses	25,181	24,002
Income tax receivables	24,533	30,306
Deferred income taxes	21,111	13,177

Total current assets	718,062	566,620
Property, plant and equipment, net	658,038	687,570
Goodwill	202,887	203,809
Intangible assets, net of accumulated amortization of $11,500 in 2010 and $10,996 in 2009	14,699	15,223
Deferred income taxes	1,513	—
Other assets, net	98,564	116,494
Non-current assets held for sale	14,150	14,924

Total assets	$1,707,913	$1,604,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$35,678	$28,231
Accounts payable	190,723	124,829
Interest payable	25,865	2,844
Income taxes payable	1,224	1,161
Accrued compensation	18,788	16,069
Liability for unrecognized income tax benefits and other tax reserves	8,632	9,529
Other accrued liabilities	46,100	43,236

Total current liabilities	327,010	225,899
Long-term debt	711,867	710,774
Liability for unrecognized income tax benefits	44,838	48,471
Deferred income taxes	189,681	188,910
Other non-current liabilities	35,367	37,036

Total liabilities	1,308,763	1,211,090

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,722,160 in 2010 and 33,718,367 in 2009	337	337
Additional paid-in capital	476,028	472,018
Accumulated deficit	(71,834)	(74,491)
Accumulated other comprehensive loss, net of tax	(5,381)	(4,314)

Total stockholders' equity	399,150	393,550

Total liabilities and stockholders' equity	$1,707,913	$1,604,640

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

        The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the "2009 Annual Report"). There have been no material changes in the significant accounting policies followed by us during the three and six month periods ended June 30, 2010 from those disclosed in the 2009 Annual Report, other than effective January 1, 2010 we changed our segment reporting as described in Note 17.

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

Accumulated other comprehensive loss—net of tax

In thousands	June 30, 2010	December 31, 2009
Unrealized gain on derivative contracts	$515	$160
Pension liability adjustment including affect of ASC topic 715	(23,124)	(23,377)
Currency translation adjustment	17,228	18,903

Total accumulated other comprehensive loss	$(5,381)	$(4,314)

        The components of total comprehensive income are as follows:

Total comprehensive income

	Three months ended June 30,		Six months ended June 30,
In thousands	2010	2009	2010	2009
Net income	$21,689	$2,666	$2,658	$51,147
Unrealized gain on derivative contracts	610	1,862	355	629
Pension liability adjustment including affect of ASC topic 715	106	478	253	714
Currency translation adjustment	(6,013)	9,340	(1,675)	5,693

Total comprehensive income	$16,392	$14,346	$1,591	$58,183

15. INCOME TAXES

        Our effective income tax rates for the three and six months ended June 30, 2010 were negative 8.2 percent and 132.1 percent, respectively, as compared to 107.2 percent and negative 122.3 percent, as reported for the three and six months ended June 30, 2009, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of certain uncertain tax positions in Canada and the lapsing of the statute of limitations on certain other uncertain tax positions in Canada, offset by an asset valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from the timely repayment of the Mississippi Industrial Development Bond described below, and the valuation allowance in Canada. In

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

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

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended June 30, 2010:
Net sales	$300,811	$191,646	$243,249	$—	$735,706
Intersegment revenues	78,817	—	—	(78,817)	—
Long-lived asset impairment charges	—	—	—	—	—
Restructuring costs	489	—	(50)	—	439
Operating income (loss)	36,196	(7,782)	18,738	(9,258)	37,894
Depreciation and amortization	14,905	350	8,715	1,251	25,221
Three months ended June 30, 2009:
Net sales	$232,045	$75,953	$216,345	$—	$524,343
Intersegment revenues	60,426	—	—	(60,426)	—
Long-lived asset impairment charges	478	—	15,712	—	16,190
Restructuring costs	1,432	—	2,383	—	3,815
Operating income (loss)	24,376	7,888	(7,603)	(19,531)	5,130
Depreciation and amortization	14,520	1,124	9,742	3,350	28,736

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SEGMENT INFORMATION (Continued)

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Six months ended June 30, 2010:
Net sales	$588,522	$382,334	$396,299	$—	$1,367,155
Intersegment revenues	136,257	—	—	(136,257)	—
Restructuring costs	(463)	—	597	—	134
(Gain) loss on sale of assets, net	—	—	—	—	—
Operating income (loss)	27,544	1,863	15,065	(17,053)	27,419
Depreciation and amortization	29,703	730	17,179	2,498	50,110
Six months ended June 30, 2009:
Net sales	$473,783	$127,458	$330,433	$—	$931,674
Intersegment revenues	94,420	—	—	(94,420)	—
Long-lived asset impairment charges	478	—	15,712	—	16,190
Restructuring costs	3,474	—	5,911	2,468	11,853
(Gain) loss on sale of assets, net	—	—	62	—	62
Operating income (loss)	44,892	8,362	(41,882)	(31,947)	(20,575)
Depreciation and amortization	30,671	2,259	19,205	7,317	59,452

Chlorovinyls previously reported intersegment revenues for a) the three months ended June 30, 2010 and 2009 of $93,849 and $71,398 respectively and b) the six months ended June 30, 2010 and 2009 of $160,607 and $111,179, respectively. These amounts erroneously included revenues to units within the chlorovinyls segment. These intrasegment revenues have been eliminated in the restated amounts shown in the table above.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

June 30, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$23,912	$11,251	$—	$35,163
Receivables, net	—	458,326	116,967	(258,524)	316,769
Inventories	—	201,252	94,053	—	295,305
Prepaid expenses	409	18,699	6,073	—	25,181
Income tax receivables	—	24,221	312	—	24,533
Deferred income taxes	—	21,111	—	—	21,111

Total current assets	409	747,521	228,656	(258,524)	718,062
Property, plant and equipment, net	181	428,578	229,279	—	658,038
Long-term receivables—affiliates	429,969	—	—	(429,969)	—
Goodwill	—	97,571	105,316	—	202,887
Intangibles, net	—	12,379	2,320	—	14,699
Deferred income taxes	—	—	1,513	—	1,513
Other assets, net	20,155	68,273	10,136	—	98,564
Non-current assets held-for-sale	—	14,150	—	—	14,150
Investment in subsidiaries	945,292	—	—	(945,292)	—

Total assets	$1,396,006	$1,368,472	$577,220	$(1,633,785)	$1,707,913

Current portion of long-term debt	$10,700	$—	$24,978	$—	$35,678
Accounts payable	230,100	157,355	61,792	(258,524)	190,723
Interest payable	25,792	—	73	—	25,865
Income taxes payable	—	38	1,186	—	1,224
Accrued compensation	577	12,494	5,717	—	18,788
Liability for unrecognized income tax benefits and other tax reserves	— —	— 3,200	— 5,432	— —	— 8,632
Other accrued liabilities	419	20,021	25,660	—	46,100

Total current liabilities	267,588	193,108	124,838	(258,524)	327,010
Long-term debt	606,305	17	105,545	—	711,867
Long-term payables—affiliates	—	—	429,969	(429,969)	—
Liability for unrecognized income tax benefits	— —	— 8,325	— 36,513	— —	— 44,838
Deferred income taxes	9,261	180,420	—	—	189,681
Other non-current liabilities	113,702	41,276	1,699	(121,310)	35,367

Total liabilities	996,856	423,146	698,564	(809,803)	1,308,763

Total stockholders' equity (deficit)	399,150	945,326	(121,344)	(823,982)	399,150

Total liabilities and stockholders' equity	$1,396,006	$1,368,472	$577,220	$(1,633,785)	$1,707,913

Previously reported investment in subsidiaries for the guarantor subsidiaries and eliminations were $2,075 and $(831,089), respectively and total stockholders' equity for the guarantor subsidiaries and eliminations were $952,433 and $(831,089), respectively. These amounts were reported erroneously due to not reflecting the $14,000 elimination of an intra-guarantor investment in subsidiary. These errors have been corrected and the restated amounts are included in the table above.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,881	$13,916	$—	$38,797
Receivables, net	150,321	411,690	59,620	(412,690)	208,941
Inventories	—	176,891	74,506	—	251,397
Prepaid expenses	604	18,790	4,608	—	24,002
Income tax receivables	—	28,846	1,460	—	30,306
Deferred income taxes	—	13,177	—	—	13,177

Total current assets	150,925	674,275	154,110	(412,690)	566,620
Property, plant and equipment, net	196	448,492	238,882	—	687,570
Long-term receivables—affiliates	436,247	—	—	(436,247)	—
Goodwill	—	97,572	106,237	—	203,809
Intangibles, net	—	12,885	2,338	—	15,223
Other assets, net	21,330	80,041	15,123	—	116,494
Non-current assets held-for-sale	—	14,210	714	—	14,924
Investment in subsidiaries	969,180	41	—	(969,221)	—

Total assets	$1,577,878	$1,327,516	$517,404	$(1,818,158)	$1,604,640

Current portion of long-term debt	$27,769	$—	$462	$—	$28,231
Accounts payable	407,356	100,147	30,016	(412,690)	124,829
Interest payable	2,786	—	58	—	2,844
Income taxes payable	—	—	1,161	—	1,161
Accrued compensation	586	8,844	6,639	—	16,069
Liability for unrecognized income tax benefits and other tax reserves	—	— 3,055	6,474	—	9,529
Other accrued liabilities	434	17,208	25,594	—	43,236

Total current liabilities	438,931	129,254	70,404	(412,690)	225,899
Long-term debt	604,338	41	106,395	—	710,774
Long-term payables—affiliates	—	—	436,247	(436,247)	—
Liability for unrecognized income tax benefits	—	8,211	40,260	—	48,471
Deferred income taxes	13,310	177,126	(1,526)	—	188,910
Other non-current liabilities	127,749	43,629	2,038	(136,380)	37,036

Total liabilities	1,184,328	358,261	653,818	(985,317)	1,211,090

Total stockholders' equity (deficit)	393,550	969,255	(136,414)	(832,841)	393,550

Total liabilities and stockholders' equity (deficit)	$1,577,878	$1,327,516	$517,404	$(1,818,158)	$1,604,640

Previously reported investment in subsidiaries for guarantor subsidiaries and eliminations were $608, and $(845,112), respectively and total stockholders' equity (deficit) for the guarantor subsidiaries and eliminations were $981,526, and $(845,112), respectively. These amounts were reported erroneously due to not reflecting the $14,000 elimination of an intra-guarantor investment in subsidiary. These errors have been corrected and the restated amounts are included in the table above.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

19. RESTATEMENT

        Georgia Gulf Corporation (the "Company," "we," "us," or "our") is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010 (the "Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on August 16, 2010 (the "Original Quarterly Report"), to restate our unaudited Condensed Consolidated Balance Sheet as of June 30, 2010, our unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010, our unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009, and certain footnote disclosures thereto. In addition, we have made herein immaterial adjustments to certain intercompany balances in the footnotes to our unaudited Condensed Consolidated financial statements that eliminate in consolidation.

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

        In addition, in 2010, we engaged a different third-party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return. During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error caused our provision for income taxes to be understated by $36.4 million and our net income to be overstated by $36.4 million, each for the year ended December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

        We also determined that, beginning in 2007 and continuing through March 31, 2010, there were misapplications of Financial Accounting Standards Board, ("FASB") Accounting Standards Codification Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to uncertain tax positions. Those misapplications primarily included: 1) the use of an incorrect statute of limitations period for an uncertain tax position, the accrual for which should have been reversed prior to December 31, 2009; 2) the incorporation of the impact of our reserve for uncertain tax positions in our assessment of our valuation allowance for deferred tax assets in Canada as of December 31, 2007; and 3) other general misapplications of accounting for uncertain tax positions.

        The incorrect statute of limitations period caused our long-term liability for unrecognized income tax benefits to be overstated as of December 31, 2009 by $12.6 million, with a corresponding understatement

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

19. RESTATEMENT (Continued)

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

        Consequently, in August 2010, the Company announced that it had taken, and was continuing to take, certain steps (collectively, the "Remediation Steps") in order to address a material weakness in internal control over financial reporting in the area of accounting for income taxes as disclosed in the Original Quarterly Report. Those Remediation steps include: (i) requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the 2009 financial restructuring activities; (ii) expanding the scope of work performed by third-party tax professionals and increasing the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and (iii) developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes and reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        The Company has applied certain of the Remediation Steps to, among other things, the process of finalizing its 2009 Tax Return and the preparation of its financial statements for the quarter ended September 30, 2010, a process which included the review of a complex analysis related to stock and partnership tax basis in certain of our subsidiaries and investments, which analysis is used in calculating the amount of CODI recognized for tax purposes. During the process of reviewing that analysis, we, with the support of our third-party tax advisors, re-evaluated that portion of the calculation related to paid-up capital distributions in 2006 relating to a foreign affiliate (the "Affiliate") of Royal Group, Inc. ("Royal"), one of our subsidiaries. That re-evaluation led us to determine that an error in the calculation had been made, which error resulted in the Company moving from having a net unrealized built-in gain (as defined in the IRC), to having a net unrealized built-in loss (as defined in the IRC) which, in turn, resulted in a reduction of our net operating losses for income tax purposes of $54 million. This error and the resulting reduction of net operating losses for income tax purposes caused our unaudited, condensed consolidated financial statements presented in our Original Quarterly Report to be misstated as follows: (i) our deferred tax assets were overstated on our consolidated balance sheet by $19.0 million as of each of June 30, 2010 and December 31, 2009, and (ii) our accumulated deficit was overstated by $19.0 million as of each of June 30, 2010 and December 31, 2009.

        In addition, due to the implementation of certain of the Remediation Steps, we have determined that the tax basis of the Affiliate is greater than the book basis, and therefore, we should not have tax effected our cumulative translation adjustment in other comprehensive income for the Affiliate. This error caused our condensed consolidated financial statements presented in our Original Quarterly Report to be misstated as follows: (i) our long-term deferred income tax liability is overstated by $2.1 million as of June 30, 2010 and $1.9 million as of December 31, 2009; (ii) our accumulated other comprehensive loss, net of tax, is overstated by $2.1 million as of June 30, 2010 and $1.9 million as of December 31, 2009; and (iii) our other comprehensive income, net of tax, is understated by $1.9 million and $0.2 million for the three and six months ended June 30, 2010, respectively, and is overstated by $3.5 million and $2.4 million for the three and six months ended June 30, 2009, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

19. RESTATEMENT (Continued)

        In connection with the implementation of certain of the Remediation Steps, we also determined that in 2009 there was a misapplication of ASC Topic 740, primarily related to the CODI arising from our 2009 financial restructuring activities that resulted in the incorrect recording of a deferred tax liability in connection with the tax attribute reduction related to the tax basis in the Affiliate. This misapplication caused our deferred tax liabilities to be overstated by $35.6 million on our condensed consolidated balance sheet in our Original Quarterly Report as of each of June 30, 2010 and December 31, 2009 and our liability for unrecognized tax benefits to be understated by $1.7 million as of June 30, 2010 and December 31, 2009.

        The results of the above are summarized in the tables below.

        The following tables present the condensed consolidated balance sheet, statements of operations and statements of cash flows accounts reported herein that were impacted by the adjustments to our consolidated financial statements, when compared to our Original Quarterly Report (all amounts are in thousands, except per share amounts):

	As of June 30, 2010
	As Originially Reported	Amendment No. 1 Adjustment	As Restated August 16, 2010	Amendment No. 2 Adjustment	Cumulative Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Liability for unrecognized income tax benefits	$43,163	—	$43,163	$1,675	$1,675	$44,838
Deferred income taxes (long-term)	$208,436	—	$208,436	$(18,755)	$(18,755)	$189,681
Total liabilities	$1,325,843	—	$1,325,843	$(17,080)	$(17,080)	$1,308,763
Accumulated deficit	$(86,774)	—	$(86,774)	$14,940	$14,940	$(71,834)
Accumulated other comprehensive loss, net of tax	$(7,521)	—	$(7,521)	$2,140	$2,140	$(5,381)
Total stockholders' equity (deficit)	$382,070	—	$382,070	$17,080	$17,080	$399,150
Total liabilities and stockholders' equity	$1,707,913	—	$1,707,913	—	—	$1,707,913

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

19. RESTATEMENT (Continued)

	As of December 31, 2009
	As Originially Reported	Amendment No. 1 Adjustment	As Restated August 16, 2010	Amendment No. 2 Adjustment	Cumulative Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002	—	$(294)	$24,002
Deferred income taxes (current)	$14,108	$(931)	$13,177	—	$(931)	$13,177
Total current assets	$567,845	$(1,225)	$566,620	—	$(1,225)	$566,620
Total assets	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640
Liability for unrecognized income tax benefits	$64,371	$(17,575)	$46,796	$1,675	$(15,900)	$48,471
Deferred income taxes (long-term)	$174,457	$32,971	$207,428	$(18,518)	$14,453	$188,910
Total liabilities	$1,212,537	$15,396	$1,227,933	$(16,843)	$(1,447)	$1,211,090
Accumulated deficit	$(72,713)	$(16,718)	$(89,431)	$14,940	$(1,778)	$(74,491)
Accumulated other comprehensive loss, net of tax	$(6,314)	$97	$(6,217)	$1,903	$2,000	$(4,314)
Total stockholders' equity	$393,328	$(16,621)	$376,707	$16,843	$222	$393,550
Total liabilities and stockholders' equity	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640

	For the six months ended June 30, 2009
Statement of Operations accounts impacted	As Originally Reported	Amendment No. 1 Adjustment	As Restated
Provision (benefit) for income taxes	$(22,327)	$(5,814)	$(28,141)
Net income (loss)	$45,333	$5,814	$51,147
Earnings (loss) per share—Basic	$32.50	$4.16	$36.66
Earnings (loss) per share—Diluted	$32.38	$4.16	$36.54
Statement of Cash flows impact
Net income (loss)	$45,333	$5,814	$51,147
Other non-cash items	$2,377	$(5,814)	$(3,437)

	For the three months ended June 30, 2009
Statement of Operations accounts impacted	As Originally Reported	Amendment No. 1 Adjustment	As Restated
Provision (benefit) for income taxes	$(34,221)	$(5,617)	$(39,838)
Net income (loss)	$(2,951)	$5,617	$2,666
Earnings (loss) per share—Basic	$(2.13)	$4.04	$1.91
Earnings (loss) per share—Diluted	$(2.13)	$4.03	$1.90

        For additional information regarding the overall impact of the restatements on all of our historical financial statements, see Note 22 of the Notes to Consolidated Financial Statements in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009. In addition, see Notes 17 Segment Information and Note 18 Supplemental Guarantor Information for the restatement of disclosure errors discovered during the preparation of this Amendment No. 2 that management considers immaterial.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Our financial condition and results of operations as of and for the periods ended June 30, 2010 and 2009 and the year ended, December 31, 2009, have been restated. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations has been updated to reflect the effects of such restatement. For a more detailed description of the restatement, see Note 19 of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $51.6 million as June 30, 2010. We have included in the table above any liability for our unrecognized income tax benefits related to audits and other tax matters that we are likely to pay within a twelve month period. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

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

  •
  the timing and ability to remediate our material weakness; and

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Critical Accounting Policies

        During the six months ended June 30, 2010, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009.

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