Form 10-Q
period 2010-09-30
GEORGIA GULF CORP /DE/
filed 2010-11-22
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

GEORGIA GULF CORPORATION FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

INDEX

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)	September 30, 2010	December 31, 2009 (Restated)
ASSETS
Cash and cash equivalents	$38,650	$38,797
Receivables, net of allowance for doubtful accounts of $14,749 in 2010 and $16,453 in 2009	330,081	208,941
Inventories	292,428	251,397
Prepaid expenses	25,160	24,002
Income tax receivables	24,539	30,306
Deferred income taxes	28,645	13,177

Total current assets	739,503	566,620
Property, plant and equipment, net	652,361	687,570
Goodwill	205,881	203,809
Intangible assets, net of accumulated amortization of $11,752 in 2010 and $10,996 in 2009	14,513	15,223
Deferred income taxes	1,556	—
Other assets, net	92,213	116,494
Non-current assets held for sale	14,150	14,924

Total assets	$1,720,177	$1,604,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$47,200	$28,231
Accounts payable	163,587	124,829
Interest payable	13,631	2,844
Income taxes payable	4,404	1,161
Accrued compensation	30,978	16,069
Liability for unrecognized income tax benefits and other tax reserves	8,565	9,529
Other accrued liabilities	53,078	43,236

Total current liabilities	321,443	225,899
Long-term debt	685,002	710,774
Liability for unrecognized income tax benefits	40,448	48,471
Deferred income taxes	211,973	188,910
Other non-current liabilities	34,234	37,036

Total liabilities	1,293,100	1,211,090

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,962,291 in 2010 and 33,718,367 in 2009	340	337
Additional paid-in capital	475,413	472,018
Accumulated deficit	(46,876)	(74,491)
Accumulated other comprehensive loss, net of tax	(1,800)	(4,314)

Total stockholders' equity	427,077	393,550

Total liabilities and stockholders' equity	$1,720,177	$1,604,640

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2010	2009 (Restated)	2010	2009 (Restated)
Net sales	$758,042	$556,342	$2,125,198	$1,488,016
Operating costs and expenses:
Cost of sales	661,238	472,643	1,926,387	1,313,924
Selling, general and administrative expenses	43,442	46,864	117,894	129,724
Long-lived asset impairment charges	—	4,167	—	20,357
Restructuring costs	136	(5,928)	271	5,927
Loss on sale of assets, net	—	—	—	62

Total operating costs and expenses	704,816	517,746	2,044,552	1,469,994

Operating income	53,226	38,596	80,646	18,022

Gain on substantial modification of debt	—	—	—	121,033
Gain on debt exchange	—	400,835	—	400,835
Interest expense, net	(17,333)	(30,709)	(52,592)	(107,229)
Foreign exchange gain (loss)	116	(48)	(318)	(981)

Income before income taxes	36,009	408,674	27,736	431,680
Provision for income taxes	11,051	204,018	119	175,877

Net income	24,958	$204,656	$27,617	$255,803

Earnings per share:
Basic	$0.72	$8.19	$0.79	$27.38
Diluted	$0.72	$8.18	$0.79	$27.36
Weighted average common shares:
Basic	33,894	23,355	33,779	8,788
Diluted	33,894	23,365	33,779	8,794

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009 (Restated)
Cash flows from operating activities:
Net income	$27,617	$255,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,521	89,147
Loan cost write off	—	8,888
Gain on substantial modification of debt	—	(121,033)
Gain on debt exchange	—	(400,835)
Foreign exchange gain	(431)	(627)
Deferred income taxes	6,049	179,462
Excess tax benefits from share-based payment arrangements	(4,001)	—
Long lived asset impairment charges and loss on sale of assets	591	20,419
Stock based compensation	2,436	10,212
Other non-cash items	5,853	(4,413)
Change in operating assets, liabilities and other	(75,116)	11,845

Net cash provided by operating activities	38,519	48,868

Cash flows from investing activities:
Capital expenditures	(31,799)	(24,958)
Proceeds from sale of property, plant and equipment, and assets held-for sale	1,603	1,900
Proceeds from insurance recoveries related to property, plant and equipment	—	1,980

Net cash used in investing activities	(30,196)	(21,078)

Cash flows from financing activities:
Repayments on revolving line of credit	—	(176,895)
Borrowings on revolving line of credit	—	147,484
Repayments on ABL revolver	(481,209)	—
Borrowings on ABL revolver	472,208	—
Repayment of long-term debt	(33)	(19,727)
Stock compensation plan activity	(145)	(25)
Fees paid to amend or issue debt facilities	(3,185)	(43,256)
Excess tax benefits from share-based payment arrangements	4,001	—

Net cash used in financing activities	(8,363)	(92,419)
Effect of exchange rate changes on cash and cash equivalents	(107)	2,993

Net change in cash and cash equivalents	(147)	(61,636)
Cash and cash equivalents at beginning of period	38,797	89,975

Cash and cash equivalents at end of period	$38,650	$28,339

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements do reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. In our consolidated statement of cash flows certain items for the nine months ended September 30, 2009 are presented in a manner to conform to the presentation for the nine months ended September 30, 2010. Our operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010 or any other interim period.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the "2009 Annual Report"). Our financial results as of and for the year ended December 31, 2009 have been restated, including the financial results for the three and nine months ended September 30, 2009. All information and disclosures contained herein have been updated to reflect the effect of such restatements. For a more detailed description of the restatements, see Note 19 of the Notes to these unaudited condensed consolidated financial statements. There have been no material changes in the significant accounting policies followed by us during the three and nine month periods ended September 30, 2010 from those disclosed in the 2009 Annual Report, other than effective January 1, 2010 we changed our segment reporting as described in Note 17.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Codification ("ASC") topic 810, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE"), and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses of the VIE. This statement was effective for us on January 1, 2010. On December 23, 2009, the FASB issued Accounting Standard Update ("ASU") 2009-17. The amendments contained in ASU 2009-17 replace the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly affect the entity's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity. The ASU also requires additional disclosures about a reporting entity's involvement with VIEs and about any significant changes in risk exposure as a result of that involvement. On February 25, 2010, the FASB issued ASU 2010-10, which amends certain provisions of ASC topic 810. ASU 2010-10 defers the effective date of ASC topic 810 for a reporting enterprise's interest in certain entities and for certain money market mutual funds. In

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

addition, the ASU amends certain provisions of ASC topic 810 to change how a decision maker or service provider determines whether its fee is a variable interest. We adopted ASC topic 810 and the ASUs noted above as of January 1, 2010, and this guidance did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued ASC topic 860, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in the transferred assets. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The adoption of ASC topic 860 on January 1, 2010 did not have a material impact on our consolidated financial statements.

        On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC topic 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements in the fair value hierarchy. This ASU also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers' disclosures about postretirement benefit plan assets under ASC topic 715 to require that disclosures be provided by classes of assets instead of major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements. We are currently evaluating the Level 3 activity disclosures and do not expect this portion of ASU 2010-06, when effective, to have a material impact on our consolidated financial statements.

        On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the "Act"). The Act is a comprehensive health care reform bill that includes provisions for raising nearly $400 billion in revenue over ten years through tax increases on high-income individuals, excise taxes on high cost group health plans, and new fees on selected health-care-related industries. The Act eliminates the tax deduction for the portion of the prescription drug costs for which an employer receives a Medicare Part D federal subsidy (i.e., it reduces a company's tax deduction). As a result of this enacted legislation, a company may need to reduce its deferred tax asset associated with the deductible temporary differences related to its other postemployment benefit obligation. The Act is not expected to have a material impact on our consolidated financial statements.

3. RESTRUCTURING ACTIVITIES

        In March 2008, our outdoor storage building business was sold for $13.0 million resulting in a loss of approximately $4.6 million recorded in the first quarter of 2008. As part of exiting this business, we initiated a restructuring plan (the "Outdoor Storage Plan"). In connection with the Outdoor Storage Plan, we incurred costs related to termination benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

ASC subtopic 420-10 Exit or Disposal Cost Obligations and related accounting standards. During the third quarter of 2009, we reached a favorable settlement on a legal claim which resulted in the reversal of a litigation accrual of $3.1 million and a credit of restructuring costs for the same amount for the three and nine months ended September 30, 2009. No significant costs related to the Outdoor Storage Plan were incurred in the three and nine months ended September 30, 2010, and we do not expect there to be any significant future costs associated with the Outdoor Storage Plan. These costs and recovery are included in restructuring costs in the accompanying unaudited condensed consolidated statement of operations.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 and related accounting standards. For the three and nine months ended September 30, 2010, we incurred $0.1 million in restructuring expenses and a recovery of $0.2 million, respectively, related to the Fourth Quarter 2008 Restructuring Plan primarily due to additional termination benefits and exit costs of $1.0 million, offset by a reversal of remediation costs that did not have to be incurred or reimbursed by us. This amount is noted as a reduction in the additions column in the table below. In addition, for the three and nine months ended September 30, 2010, we incurred $nil and $0.1 million in long-lived asset impairment charges. We do not expect there to be any future costs associated with the Fourth Quarter 2008 Restructuring Plan. For the three and nine months ended September 30, 2009, we incurred a net recovery of $2.6 million and restructuring expenses of $3.1 million respectively, related to severance and exit costs. Total restructuring expenses incurred for the three and nine months ended September 30, 2009 include a $4.0 million credit adjustment for the wind up of the Canadian pension plan (see Note 12). The amount is noted as a reduction in the additions column in the table below. These costs and recovery are included in restructuring costs in the accompanying unaudited condensed consolidated statement of operations.

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles business (the "2009 Window and Door Consolidation Plan"). As a result we incurred restructuring costs, including impairment of the plants' fixed assets for the three and nine months ended September 30, 2009. For the three months ended September 30, 2009, we incurred $4.4 million of impairment charges for real estate associated with the further consolidation of these plants. For the three and nine months ended September 30, 2010, we incurred $nil and $0.4 million of additional restructuring expenses, respectively, which are noted in the table below. For the three months and nine months ended September 30, 2009, $0.2 million of restructuring recovery and $1.5 million in restructuring expenses were incurred, respectively, and are noted in the table below.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        A summary of our activities for the three and nine months ended September 30, 2010 and 2009 as it relates to the restructuring activities described above, is detailed by reportable segment as follows:

(In thousands)	Balance at June 30, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$248	$—	$(163)	$4	$89
Exit costs	167	141	(158)	(7)	143
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,524	—	(275)	42	1,291
Exit costs	—	—	—	—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	477	(3)	(86)	12	400
Exit costs	—	—	—	—	—
Outdoor Storage Plan:
Involuntary termination benefits	90	(2)	—	2	90
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	—	—	—	—

Total	$2,506	$136	$(682)	$53	$2,013

(In thousands)	Balance at December 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	$157	$(1,154)	$56	$89
Exit costs	1,976	(615)	(1,080)	(138)	143
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	230	(1,402)	45	1,291
Exit costs	—	55	(55)	—	—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	879	(107)	(387)	15	400
Exit costs	179	460	(639)	—	—
Outdoor Storage Plan:
Involuntary termination benefits	163	(46)	(29)	2	90
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	48	—	—	(48)	—

Total	$6,693	$134	$(4,746)	$(68)	$2,013

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008 Restructuring Plan and the Outdoor Storage Plan by reportable segment for the three and nine months ended September 30, 2009 is as follows:

(In thousands)	Balance at June 30, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments		Balance at September 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,831	$(3,817)	$(868)	$4,135	(a)	$1,281
Exit costs	4,093	271	(733)	(468	)(b)	3,163
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,225	869	(629)	215		2,680
Exit costs	1	(1)	—	—		—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	1,595	(260)	(150)	29		1,214
Exit Costs	—	60	(60)	—		—
Outdoor Storage Plan:
Involuntary termination benefits	205	2	(27)	14		194
Exit costs	3,685	(3,130)	(1,826)	1,271		—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	78	(78)	—		—

Total	$13,635	$(5,928)	$(4,371)	$5,196		$8,532

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2008	Additions	Cash Payments	Foreign Exchange and Other Adjustments		Balance at September 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$3,246	$(3,552)	$(2,588)	$4,175	(a)	$1,281
Exit costs	4,185	3,473	(4,229)	(266	)(b)	3,163
Other	1,184	—	—	(1,184)		—
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,755	3,018	(3,722)	629		2,680
Exit costs	1	(1)	—	—		—
Other	1,967	—	—	(1,967)		—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	—	1,457	(261)	18		1,214
Exit costs	—	60	(60)	—		—
Outdoor Storage Plan:
Involuntary termination benefits	523	124	(265)	(188)		194
Exit costs	1,779	(1,244)	(1,943)	1,408		—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	123	(123)	—		—

Total	$15,640	$3,458	$(13,191)	$2,625		$8,532

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        A summary of impairment of tangible long-lived assets incurred in connection with our restructuring activities, by reportable segment for the three and nine months ended September 30, 2009 is as follows. There were no similar changes in 2010.

(In thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Impairment of long-lived assets	$(277)	$201
Building products
2009 Window and Door Consolidation Plan:
Impairment of long-lived assets	4,444	20,156

Total	$4,167	$20,357

        In the first quarter of 2009, we engaged the services of several consultants to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to restructure our businesses and improve and sustain profitability for the long-term. For the three and nine months ended September 30, 2009, we incurred $2.5 million in restructuring costs related to fees paid to these consultants to advise us on the restructuring strategies noted above, which amounts are included in restructuring costs in the accompanying condensed consolidated statement of operations.

4. ACCOUNTS RECEIVABLE SECURITIZATION

        On March 17, 2009, we entered into a new Asset Securitization agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivable on a revolving basis through a wholly owned subsidiary to a third party (the "Securitization"). This wholly owned subsidiary was funded through advances on sold trade receivables and collections of those trade receivables and its activities were exclusively related to the Securitization. This Securitization replaced a previous agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. trade receivables on a revolving basis through a wholly owned subsidiary to two third parties. Under the Securitization agreement we had the right to sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As collections reduced our accounts receivable included in the pool, we had the right to sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million, as permitted by the Securitization. However, as of December 22, 2009 the Securitization was replaced with a four-year term senior secured asset-based revolving credit facility that provides for a maximum of $300 million of revolving credit, subject to borrowing base availability and other terms and conditions (the "ABL Revolver") (see Note 9). As a result of the termination and replacement of our Securitization and the execution of the ABL Revolver, we repurchased $110.0 million of previously sold accounts receivable. The repurchase of these trade receivables did not result in any significant losses and, as of March 31, 2010 these repurchased receivables have been collected.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	September 30, 2010	December 31, 2009
Raw materials, work-in-progress, and supplies	$127,619	$97,351
Finished goods	164,809	154,046

Inventories	$292,428	$251,397

6. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Machinery and equipment	$1,371,044	$1,346,740
Land and land improvements	87,051	86,013
Buildings	197,537	195,602
Construction-in-progress	26,584	25,629

Property, plant and equipment, at cost	1,682,216	1,653,984
Accumulated depreciation	1,029,855	966,414

Property, plant and equipment, net	$652,361	$687,570

7. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Advances for long-term purchase contracts	$53,717	$67,257
Investment in joint ventures	10,375	12,804
Debt issuance costs, net	22,862	25,654
Long-term receivables	96	3,714
Other	5,163	7,065

Total other assets, net	$92,213	$116,494

        The decrease in Advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts. The amortization of these costs is reflected as other non-cash items in the accompanying unaudited condensed consolidated statement of cash flows.

        Assets Held-For-Sale.    Assets held for sale includes real estate totaling $14.2 million and $14.9 million at September 30, 2010 and December 31, 2009, respectively.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the nine months ended September 30, 2010.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2009	$239,444	$152,058	$391,502
Accumulated impairment losses at December 31, 2009	(55,487)	(132,206)	(187,693)

Goodwill at December 31, 2009	183,957	19,852	203,809

Gross goodwill at December 31, 2009	239,444	152,058	391,502
Foreign currency translation adjustment	2,072	—	2,072

Gross goodwill at September 30, 2010	241,516	152,058	393,574
Accumulated impairment losses at September 30, 2010	(55,487)	(132,206)	(187,693)

Goodwill at September 30, 2010	$186,029	$19,852	$205,881

        Indefinite-lived intangible assets.    At September 30, 2010 and December 31, 2009 we held trade names as indefinite-lived intangible assets. The following table provides the summary of indefinite-lived intangible assets by reportable segment as of September 30, 2010 and December 31, 2009.

Indefinite-lived intangible assets-trade names

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2009	$353	$4,137	$4,490

Foreign currency translation adjustment	7	39	46

Balance at September 30, 2010	$360	$4,176	$4,536

        Finite-lived intangible assets.    At September 30, 2010 and December 31, 2009, we also had customer relationship and technology intangibles. The following tables provide the summary of finite-lived intangible assets by reportable segment as of September 30, 2010 and December 31, 2009.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

  Finite-lived intangible assets

(In thousands)	Chlorovinyls	Building Products	Total
Gross carrying amounts at September 30, 2010:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at September 30, 2010:
Customer relationships	(124)	(5,121)	(5,245)
Technology	—	(6,507)	(6,507)

Total	(124)	(11,628)	(11,752)
Foreign currency translation adjustment and other at September 30, 2010:
Customer relationships	(75)	(1,684)	(1,759)
Technology	—	—	—

Total	(75)	(1,684)	(1,759)
Net carrying amounts at September 30, 2010:
Customer relationships	—	4,617	4,617
Technology	—	5,360	5,360

Total	$—	$9,977	$9,977

(In thousands)	Chlorovinyls	Building Products	Total
Gross carrying amounts at December 31, 2009:
Customer relationships	$199	$11,422	$11,621
Technology	—	11,867	11,867

Total	199	23,289	23,488
Accumulated amortization at December 31, 2009:
Customer relationships	(124)	(4,868)	(4,992)
Technology	—	(6,004)	(6,004)

Total	(124)	(10,872)	(10,996)
Foreign currency translation adjustment and other at December 31, 2009:
Customer relationships	(75)	(1,684)	(1,759)
Technology	—	—	—

Total	(75)	(1,684)	(1,759)
Net carrying amounts at December 31, 2009:
Customer relationships	—	4,870	4,870
Technology	—	5,863	5,863

Total	$—	$10,733	$10,733

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The average estimated useful life for the customer relationships and technology intangible assets are 18 years and 12 years, respectively. Amortization expense for the finite-lived intangible assets for the three and nine months ended September 30, 2010 and September 30, 2009 was as follows:

(In thousands)	September 30, 2010	September 30, 2009
For the three months ended	$252	$253
For the nine months ended	756	757

        Total finite-lived intangible asset estimated annual amortization expense for the next five fiscal years is approximately $1.0 million per year.

9. LONG-TERM DEBT

        Long-term debt consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Senior secured ABL revolving credit facility due 2013	$47,200	$56,462
9.0% senior secured notes due 2017	496,995	496,739
7.125% senior notes due 2013	8,965	8,965
9.5% senior notes due 2014	13,159	13,151
10.75% senior subordinated notes due 2016	41,398	41,360
Lease financing obligation	108,593	106,436
Other	15,892	15,892

Total debt	732,202	739,005
Less current portion	(47,200)	(28,231)

Long-term debt	$685,002	$710,774

        On December 22, 2009, we refinanced our then-existing senior secured credit facility and our Securitization. At the time of the refinancing, our senior secured credit facility was comprised of a $300 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and the Securitization with a four-year term senior secured asset-based revolving credit agreement (the "ABL Revolver") and the issuance of $500.0 million in principal amount of our 9.0 percent senior secured notes.

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

        The weighted average interest rate under the ABL Revolver was 5.1 percent and 6.0 percent as of September 30, 2010 and December 31, 2009, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability (as defined) is less than $45 million, we maintain a minimum fixed charge coverage ratio (as defined) of 1.10 to 1.00. At September 30, 2010 and December 31, 2009 excess availability was $217.5 million and $134.5 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness, including the 9.0 percent senior secured notes; amend or otherwise alter terms of certain indebtedness, including the 9.0 percent senior secured notes; engage in certain transactions with affiliates; and alter the business that we conduct.

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

        At September 30, 2010 and December 31, 2009, we had $47.2 million and $56.5 million in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $20.3 million and $45.2 million, respectively. Over the next twelve months, we expect to repay $47.2 million of borrowings under our ABL Revolver. Therefore, we have classified this debt as current in our consolidated balance sheet as of September 30, 2010.

        On December 22, 2009, we also issued $500.0 million principal amount of 9.0 percent senior secured notes due in 2017. Interest on these notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after January 15, 2016. During any twelve-month period prior to January 15, 2014 we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0 percent notes at a redemption price of 103.0 percent of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the 9.0 percent notes at a redemption price equal to 109.0 percent of such principal amount, plus any accrued and unpaid interest. In addition, we may redeem some or all of the 9.0 percent notes at any time prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent senior secured notes are secured by substantially all of our assets, and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        On March 31, 2009, we commenced private exchange offers (the "exchange offers") for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

collectively with the 2013 notes and 2014 notes, the "notes"). After numerous extensions and amendments, on July 29, 2009, we consummated our exchange offers for approximately $736.0 million (principal amount), or 92.0 percent, in aggregate principal amount of the notes. The $736.0 million was comprised of $91.0 million of the $100 million of 2013 notes, $486.8 million of the $500 million of 2014 notes, and $158.1 million of the $200 million of 2016 notes. An aggregate of approximately 30.2 million shares of convertible preferred stock and 1.3 million shares of common stock were issued in exchange for the tendered notes after giving effect to a 1-for-25 reverse stock split, which reduced the outstanding common shares, before the issuance of common shares in the exchange offers, to approximately 1.4 million shares. In exchange for each $1,000 in principal amount of the 2013 notes and 2014 notes, we issued 47.30 shares of convertible preferred stock and 2.11 shares of common stock, and in exchange for each $1,000 in principal amount of the 2016 notes, the company issued 18.36 shares of convertible preferred stock and 0.82 shares of common stock. In September 2009 the 30.2 million preferred shares converted to an equal number of common shares. As of September 30, 2010, we had outstanding $9.0 million of the 2013 notes, $13.2 million of the 2014 notes and $41.4 million of the 2016 notes.

        In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors, the exchange offers were a troubled debt restructuring and thus an extinguishment of the exchanged notes for which we recognized a net gain of $400.8 million. The $400.8 million net gain from the exchange offers represents diluted earnings per share of approximately $9.72 and $25.99 for the three and nine months ended September 30, 2009, respectively. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million accrued interest, $14.1 million deferred financing fees written off and $12.4 million of third party fees, which was exchanged for the $357.9 million fair value of the common and preferred shares. The $357.9 million fair value of the common and preferred shares was estimated using a combination of discounted future cash flows; market multiples for similar companies and recent comparable transactions. In addition, the resulting fair value of the equity approximates $11.36 per share that was also evaluated relative to the value of the underlying common stock in the public markets and determined to be reasonable. Due to the fact that the determination of the fair value of the equity issued was primarily derived by projected future cash flows, we evaluated the sensitivity of the major assumptions including discount rates and forecasted cash flows. A 100 basis points increase or decrease in the discount rate or a 10% increase or decrease in the annual forecasted cash flows results in an approximately $30.0 million increase or decrease in the estimated fair value of the equity exchanged.

        Lease Financing Transaction.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheet. The future minimum lease payments under the terms of the related lease agreements at September 30, 2010 are $1.7 million in 2010, $7.2 million in 2011, $7.3 million in 2012, $7.5 million in 2013, $7.6 million in 2014, and $17.7 million thereafter. The change in the future minimum lease payments from the December 31, 2009 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the nine months ended September 30, 2010.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the United States Environmental Protection Agency ("the USEPA") conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern, may in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such global settlement also cover our manufacturing facilities in Lake Charles, Louisiana and Oklahoma City, Oklahoma. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi, with which we reached a settlement agreement. We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order ("UAO") from this USEPA regional office. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems.

        We have also recently received several compliance orders and notices of potential penalties from the Louisiana Department of Environmental Quality (LDEQ). On December 17, 2009, we received a Notice of Potential Penalty (NOPP) from LDEQ containing allegations of violations of Louisiana's hazardous waste management regulations. On October 7, 2010, we received a Consolidated Compliance Order (CCO) from LDEQ addressing the same allegations as were contained in the December 17, 2009 NOPP. On October 1, 2010, we received Consolidated Compliance Orders and Notices of Potential Penalties (CCONPPs) for both the Plaquemine, Louisiana and Lake Charles, Louisiana facilities. These CCONPPs allege violations of reporting, recordkeeping, and other requirements contained in Louisiana's air pollution control regulations.

        Some of the allegations contained in these compliance orders and notices of potential penalties may potentially be similar to the "areas of concern" raised by USEPA that are discussed above. These compliance orders and notices of potential penalties do not identify specific penalty amounts. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls and/or other relief. We are not able to forecast the total cost of any monetary penalties, environmental projects, or other relief that would be imposed in any settlement or order. While we expect that such costs will exceed $100,000, we do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

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

        CONDEA Vista has agreed to be responsible for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including the Lake Charles VCM facility. For all matters of environmental contamination that were known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally have made such claims for indemnification before November 12, 2009.

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore have a $1.4 million accrual remaining in non-current liabilities at September 30, 2010.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE (Continued)

        The following table presents the computation of earnings per share:

Basic and Diluted Earnings Per Share—Two-class Method

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2010	2009	2010	2009
Basic earnings per share
Undistributed income	$24,958	$204,656	$27,617	$255,803
Restricted stock ownership interest in undistributed income	3%	7%	3%	6%

Restricted stock interest in undistributed income	$699	$13,435	$876	$15,193

Weighted average restricted shares—Basic	977	1,641	1,107	555
Total restricted stockholders' basic earnings per share	$0.72	$8.19	$0.79	$27.38
Undistributed income	$24,958	$204,656	$27,617	$255,803
Common stock ownership interest in undistributed income	97%	93%	97%	94%

Common stockholders' interest in undistributed income	$24,259	$191,221	$26,741	$240,610

Weighted average common shares—Basic	33,894	23,355	33,779	8,788
Total common stockholders' basic earnings per share	$0.72	$8.19	$0.79	$27.38

Diluted earnings per share
Undistributed income	$24,958	$204,656	$27,617	$255,803
Deduct: Undistributed earnings—Restricted stock	699	13,435	876	15,193

Common stockholders' interest in undistributed income used in diluted earnings per share	$24,259	$191,221	$26,741	$240,610

Weighted average common shares—Basic	33,894	23,355	33,779	8,788
Stock options	—	10	—	6

Weighted average common shares—Diluted	33,894	23,365	33,779	8,794

Total diluted earnings per share	$0.72	$8.18	$0.79	$27.36

        On July 28, 2009 we affected a 1-for-25 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented. On July 29, 2009, in connection with the exchange offers we issued 1.3 million common shares and 30.2 million convertible preferred shares to our bond holders that tendered their notes. These newly issued common shares are included in the above three and nine months ended September 30, 2009 earnings per share on a weighted average basis from the date of issuance. On September 17, 2009, the preferred shares were converted to common shares on a one for one basis. These newly issued shares of preferred stock that converted to common shares are eligible to participate in any dividends that we issue and thus were treated as common share equivalents from the period issued until the date they formally converted to common shares in the calculations above. Common stock outstanding prior to the exchange offers, retroactively adjusted for the stock split, was approximately 1.4 million shares. As a result of the common stock issued and preferred stock issued and converted, in connection with the exchange offers, 32.9 million shares of common stock were

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE (Continued)

outstanding at September 30, 2009. Since the newly issued common shares and preferred stock that converted to common shares were issued in July 2009, they are only included in the number of common shares outstanding for August and September 2009, resulting in a weighted average of 23.4 million common shares outstanding for the three months ended September 30, 2009. On September 17, 2009, the convertible preferred shares were converted to common shares.

        In computing diluted loss per share for the three months ended September 30, 2010 and for the nine months ended September 30, 2010, options to purchase common stock totaling 0.2 million shares and 0.2 million shares, respectively, were not included as a result of their anti-dilutive effect. For the three months ended September 30, 2009 and for the nine months ended September 30, 2009, options to purchase common stock totaling 0.1 million shares and 0.2 million shares, respectively, were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

12. EMPLOYEE RETIREMENT PLANS

        The following table provides the components of the net periodic benefit (income) for all of our pension plans:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2010	2009	2010	2009
Components of net periodic benefit (income) cost:
Service cost	$—	$(30)	$—	$1,243
Interest cost	1,882	2,036	5,809	5,858
Expected return on assets	(2,463)	(1,900)	(7,388)	(6,123)
Amortization of:
Prior service credit	3	—	3	(129)
Curtailment gain	—	(1,566)	—	(5,868)
Actuarial loss	187	337	595	1,263

Total net periodic benefit (income)	$(391)	$(1,123)	$(981)	$(3,756)

        Our major assumptions used to determine the net periodic benefit (income) for our U.S. pension plans are presented as follows:

	Nine months ended September 30,
	2010	2009
Discount rate	6.00%	6.50/6.75%(1)
Expected return on assets	8.75%	8.75%
Rate of compensation increase	N/A(3)	4.51%/NA(2)

(1)
Fiscal 2009 retirement plan pension cost was based on costs as of the following two measurement dates, January 1 and March 31, 2009, due to the mid-year plan freeze.

(2)
Due to the mid-year plan freeze, the rate of compensation increase was no longer applicable as of the March 31, 2009 remeasurement date.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EMPLOYEE RETIREMENT PLANS (Continued)

(3)
Due to the pension plans being frozen (see below), the rate of compensation increase is no longer applicable.

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian Pension and Other Post-retirement Benefits Plans. For the Canadian Pension Plan, curtailment gains of $1.6 million were recognized as of September 30, 2009 when the remaining employees were released and the plant decommissioning was complete. We will recognize ongoing benefit costs for the Canadian Pension Plan until the wind up deficit is fully funded over the period through 2014. All future benefit obligations in the Canadian Other Post-retirement Benefits Plan were fully settled as of September 30, 2009. We recognized benefit income for this plan of $2.6 million for the nine months ended September 30, 2009, which included a curtailment gain of $0.9 million and a settlement gain of $1.7 million as of September 30, 2009.

        In February 2009, upon approval by the Board of Directors, we announced to our U.S. employees that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. No future benefits accrued under the Plan after March 31, 2009. As a result, we recognized a curtailment gain of $4.3 million during the nine months ended September 30, 2009 due to accelerated recognition of prior service credits. In addition, as a result of freezing the Plan on March 31, 2009, we changed the amortization method for gains and losses from the average expected future service period for active Plan participants to the average expected future lifetime for all Plan participants. This change in amortization method is reflected in net periodic benefit costs after March 31, 2009 including the three and nine months ended September 30, 2010 and 2009.

        For the three and nine months ended September 30, 2010, we made no contributions to the U.S. pension plan trust and we made contributions of $nil and $0.5 million, respectively to the Canadian pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the three months and nine months ended September 30, 2010 of approximately $nil and $0.4 million, respectively.

13. STOCK-BASED COMPENSATION

        On September 17, 2009, our stockholders approved the 2009 Equity and Performance Incentive Plan (the "2009 Plan"). The 2009 Plan provides for the issuance of up to 3,033,000 (post the 1-for-25 reverse split) shares of our common stock. On July 27, 2009, the 2009 Plan was adopted in connection with the completion of our exchange offers described in Note 9. Additionally, on July 27, 2009 restricted share units for 2,274,745 shares in the aggregate were granted under the 2009 Plan.

        Under the 1998, 2002, and 2009 Equity and Performance Incentive Plans, we have been authorized by our stockholders to grant various awards for up to 3,313,000 shares of our common stock to employees and non-employee directors. As of September 30, 2010, we had entered into various types of share-based payment arrangements with our employees and non-employee directors, including restricted and deferred stock units, and employee stock options.

        Stock Options.    During the nine months ended September 30, 2010 we granted no options to purchase shares. We granted options to 52,108 shares to employees and non-employee directors during the first nine months of 2009. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        A summary of stock option activity under all plans for the nine months ended September 30, 2010 is as follows:

	Nine months ended September 30, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2010	159,114	$348.52
Granted	—	—
Exercised	—	—
Expired	(60)	682.81
Forfeited	(3,241)	735.27

Outstanding on September 30, 2010	155,813	340.34	6.2	$11

Vested or expected to vest at September 30, 2010	155,451	341.02	6.2	10
Exercisable on September 30, 2010	109,960	460.02	5.4	4
Shares available on September 30, 2010 for options that may be granted	614,182

        Stock-based Compensation Related to Stock Options.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our history and expectation of dividend payouts. The use of a different model or different assumptions may result in a materially different valuation. There were no options granted during the nine months ended September 30, 2010. The weighted average fair value derived from the Black-Scholes model and the related weighted-average assumptions used in the model for the nine months ended September 30, 2009 are as follows:

Stock Option Grants
Nine months ended September 30, 2009
Grant date fair value	$16.77
Assumptions:
Risk-free interest rate	2.13%
Expected life	6.0 years
Expected volatility	101%
Expected dividend yield	—%

        Compensation expense, net of tax, for the nine months ended September 30, 2010 and 2009 due to stock options was approximately $0.3 million and $0.8 million, respectively.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        Restricted and Deferred Stock.    During the nine months ended September 30, 2010 and 2009, we granted 154,048 and 2,274,745 restricted stock units, and shares of restricted stock and deferred stock units, respectively, to our key employees and non-employee directors. The restricted stock units granted in 2009 under the 2009 Plan vest 50 percent over a three-year period with the other 50 percent having vested based on the achievement of certain specific performance metrics in the fourth quarter 2009. The restricted stock units and shares of restricted stock granted other than under the 2009 Plan generally vest over a three-year period. The weighted average grant date fair value per share of restricted stock and deferred stock unit granted during the nine months ended September 30, 2010 and 2009 was $16.37 and $8.75, respectively, which grant date fair values are equal to the stock price as of the date of grant. Compensation expense, net of tax, for the nine months ended September 30, 2010 and 2009 from restricted stock units, restricted stock and deferred stock units was $1.2 million and $5.8 million, respectively. The compensation expense, net of tax, from the 2009 Plan grants on July 27, 2009 was $5.4 million and is included in the $5.8 million above. A summary of restricted stock and deferred stock units and related changes therein during the nine months ended September 30, 2010 is as follows:

	Nine months ended September 30, 2010
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2010	1,133,426		$10.82
Granted	154,048		16.37
Vested	(372,578)		13.21
Forfeited	(5,524)		16.35
Outstanding on September 30, 2010	909,372	2.16	10.75	$14,859

Vested or expected to vest at September 30, 2010	888,091	2.16	10.76	$14,511

        As of September 30, 2010 and 2009, we had approximately $5.8 million and $13.8 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of approximately two years. The unrecognized compensation cost from the 2009 Plan grants on July 27, 2009 was approximately $11.6 million as of September 30, 2009. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $7.0 million and $6.4 million, respectively. For additional information about our share-based payment awards, refer to Note 12 of the Notes to Consolidated Financial Statements in Amendment No. 2 to our 2009 Annual Report on Form 10-K/A.

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

Accumulated other comprehensive loss—net of tax

In thousands	September 30, 2010	December 31, 2009
Unrealized (loss) gain on derivative contracts	$(272)	$160
Pension liability adjustment including effect of ASC topic 715	(22,991)	(23,377)
Currency translation adjustment	21,463	18,903

Total accumulated other comprehensive loss	$(1,800)	$(4,314)

        The components of total comprehensive income are as follows:

Total comprehensive income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2010	2009	2010	2009
Net income	$24,958	$204,656	$27,617	$255,803
Unrealized (loss) gain on derivative contracts	(787)	730	(432)	1,359
Pension liability adjustment including effect of ASC topic 715	133	(3,762)	386	(3,048)
Currency translation adjustment	4,234	8,962	2,560	14,654

Total comprehensive income	$28,538	$210,586	$30,131	$268,768

15. INCOME TAXES

        Our effective income tax rates for the three and nine months ended September 30, 2010 were 30.7 percent and 0.4 percent, respectively, as compared to 49.9 percent and 40.7 percent, as reported for the three and nine months ended September 30, 2009, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a benefit from the resolution of certain uncertain tax positions in Canada and the lapsing of the statute of limitations on certain other uncertain tax positions in Canada and the release of a valuation allowance against certain deferred tax assets in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from the timely repayment of the Mississippi Industrial Development Bond described below, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest would create state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. These credits do not expire.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and natural gas swap contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our 9.0 percent senior secured notes and our natural gas forward purchase contracts are based on quoted market prices.

        The FASB ASC 820-10, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

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

        The following is a summary of the carrying values and estimated fair values of our fixed-rate long-term debt and natural gas forward purchase contracts as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$496,995	$523,125	$496,739	$506,250
10.75% senior subordinated notes due 2016	—	—	41,360	38,591
7.125% senior notes due 2013	—	—	8,965	8,293
9.5% senior notes due 2014	—	—	13,151	12,157
Level 2
Long-term debt:
10.75% senior subordinated notes due 2016	41,398	42,513	—	—
7.125% senior notes due 2013	8,965	8,830	—	—
9.5% senior notes due 2014	13,159	13,229	—	—
ABL revolver expires 2013	47,200	47,200	56,462	56,462
Derivative instruments:
Natural gas forward purchase contracts liability (asset)	436	436	(257)	(257)

17. SEGMENT INFORMATION

        At December 31, 2009, we reported four reportable segments: (i) chlorovinyls; (ii) window and door profiles and mouldings products; (iii) outdoor building products; and (iv) aromatics. These four segments reflected the organization used by our management for purposes of allocating resources and assessing performance. Throughout 2009, we undertook various management changes, cost reductions and restructuring strategies to improve the operating results of our building products businesses. This

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT INFORMATION (Continued)

resulted in realigning and consolidating the previous window and door profiles and mouldings products segment and the previous outdoor building products segment in one segment, the building products segment. The building products segment is now overseen by one business manager and under one operating structure and further meets the aggregation criteria of ASC topic 280, Segment Reporting.

        Accordingly, beginning January 1, 2010, we report the following three reportable segments: (i) chlorovinyls; (ii) aromatics; and (iii) building products. The information for the three and nine months ended September 30, 2009 has been adjusted to be presented on a comparable basis. The chlorovinyls segment is a highly integrated chain of products, which includes chlorine, caustic soda, vinyl chloride monomers and vinyl resins and compounds. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone. Our vinyl-based building and home improvement products, including window and door profiles, mouldings, siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Group brand names, and are managed within the building products segment.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, provision for income taxes and, in the 2009 periods, the costs of our receivables securitization program. Transactions between operating segments are valued at market-based prices. The revenues generated by these transfers are provided in the following table.

        The accounting polices of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K/A.

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended September 30, 2010:
Net sales	$316,749	$218,386	$222,907	$—	$758,042
Intersegment revenues	63,715	—	141	(63,856)	—
Restructuring costs	141	—	(5)	—	136
Operating income (loss)	46,137	12,072	5,567	(10,550)	53,226
Depreciation and amortization	15,012	337	8,783	1,279	25,411
Three months ended September 30, 2009:
Net sales	$229,133	$100,521	$226,688	$—	$556,342
Intersegment revenues	59,114	—	—	(59,114)	—
Long-lived asset impairment charges	(277)	—	4,444	—	4,167
Restructuring costs	(3,538)	—	(2,390)	—	(5,928)
Operating income (loss)	30,573	9,347	16,658	(17,982)	38,596
Depreciation and amortization	14,861	1,084	9,897	3,853	29,695

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT INFORMATION (Continued)

In thousands	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Nine months ended September 30, 2010:
Net sales	$905,271	$600,720	$619,207	$—	$2,125,198
Intersegment revenues	199,972	—	141	(200,113)	—
Restructuring costs	(322)	—	593	—	271
Operating income (loss)	73,681	13,935	20,632	(27,602)	80,646
Depreciation and amortization	44,715	1,067	25,963	3,776	75,521
Nine months ended September 30, 2009:
Net sales	$702,915	$227,979	$557,122	$—	$1,488,016
Intersegment revenues	153,534	—	—	(153,534)	—
Long-lived asset impairment charges	201	—	20,156	—	20,357
Restructuring costs	(63)	—	3,522	2,468	5,927
Loss on sale of assets, net	—	—	62	—	62
Operating income (loss)	75,466	17,709	(25,224)	(49,929)	18,022
Depreciation and amortization	45,532	3,343	29,102	11,170	89,147

        Chlorovinyls previously reported intersegment revenues for the three months and nine months ended September 2009 of $69,616 and $180,795, respectively. These amounts included revenues to units within the chlorovinyls segment which have been corrected in the table above. Those intrasegment revenues have been eliminated in the restated amounts above.

18. SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indenture for our 9.0 percent senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., and Royal Window and Door Profiles Plant 14 Inc. all of which are wholly owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for its wholly and majority owned subsidiaries. Investments in subsidiaries in the following tables reflect investments in wholly owned entities of Georgia Gulf Corporation. Investment in wholly owned subsidiaries with a stockholders' deficit have historically been erroneously presented in the investment in subsidiary line item and are now presented on the other non-current liabilities line item in the following tables. Historical information in the following tables have been restated to conform to this current presentation.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,896	$13,754	$—	$38,650
Receivables, net	—	570,549	108,696	(349,164)	330,081
Inventories	—	194,882	97,546	—	292,428
Prepaid expenses	36	20,140	4,984	—	25,160
Income tax receivables	—	24,226	313	—	24,539
Deferred income taxes	—	28,645	—	—	28,645

Total current assets	36	863,338	225,293	(349,164)	739,503
Property, plant and equipment, net	174	419,646	232,541	—	652,361
Long-term receivables—affiliates	442,189	—	—	(442,189)	—
Goodwill	—	97,572	108,309	—	205,881
Intangibles, net	—	12,125	2,388	—	14,513
Deferred income taxes	—	—	1,556	—	1,556
Other assets, net	19,346	62,550	10,317	—	92,213
Non-current assets held-for-sale	—	14,150	—	—	14,150
Investment in subsidiaries	1,036,016	—	—	(1,036,016)	—

Total assets	$1,497,761	$1,469,381	$580,404	$(1,827,369)	$1,720,177

Current portion of long-term debt	$35,200	$—	$12,000	$—	$47,200
Accounts payable	322,769	133,848	56,134	(349,164)	163,587
Interest payable	13,571	—	60	—	13,631
Income taxes payable	—	3,200	1,204	—	4,404
Accrued compensation	952	22,020	8,006	—	30,978
Liability for unrecognized income tax benefits and other tax reserves	—	2,909	5,656	—	8,565
Other accrued liabilities	419	25,285	27,374	—	53,078

Total current liabilities	372,911	187,262	110,434	(349,164)	321,443
Long-term debt	576,409	9	108,584	—	685,002
Long-term payables—affiliates	—	—	442,189	(442,189)	—
Liability for unrecognized income tax benefits	—	8,354	32,094	—	40,448
Deferred income taxes	13,429	198,544	—	—	211,973
Other non-current liabilities	107,935	39,199	1,823	(114,723)	34,234

Total liabilities	1,070,684	433,368	695,124	(906,076)	1,293,100

Total stockholders' equity (deficit)	427,077	1,036,013	(114,720)	(921,293)	427,077

Total liabilities and stockholders' equity	$1,497,761	$1,469,381	$580,404	$(1,827,369)	$1,720,177

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

        Previously reported investment in subsidiaries for guarantor and eliminations were $608, and $(845,112), respectively and total stockholders' equity (deficit) for the guarantor and eliminations were $981,526, and $(845,112), respectively. These amounts were reported erroneously due to not reflecting a $14,000 elimination of an intra-guarantor investment in subsidiary. These errors have been corrected and the restated amounts are included in the table above.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,360	$630,738	$173,135	$(50,191)	$758,042
Operating costs and expenses:
Cost of sales	—	563,174	143,896	(45,832)	661,238
Selling, general and administrative expenses	4,754	24,088	18,959	(4,359)	43,442
Restructuring costs	—	—	136		136

Total operating costs and expenses	4,754	587,262	162,991	(50,191)	704,816

Operating (loss) income	(394)	43,476	10,144	—	53,226
Other income (expense) :
Interest expense, net	(17,030)	5,247	(5,550)	—	(17,333)
Foreign exchange gain (loss)	143	(2)	(25)	—	116
Equity in income of subsidiaries	100,667	997	—	(101,664)	—

Income before income taxes	83,386	49,718	4,569	(101,664)	36,009
(Benefit) provision for income taxes	58,428	(41,979)	(5,398)	—	11,051

Net income	$24,958	$91,697	$9,967	$(101,664)	$24,958

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Three Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,737	$427,805	$166,504	$(41,704)	$556,342
Operating costs and expenses:
Cost of sales	—	379,291	131,162	(37,810)	472,643
Selling, general and administrative expenses	15,546	17,137	18,075	(3,894)	46,864
Long-lived asset impairment charges	—	4,444	(277)	—	4,167
Restructuring costs	—	256	(6,184)		(5,928)

Total operating costs and expenses	15,546	401,128	142,776	(41,704)	517,746

Operating (loss) income	(11,809)	26,677	23,728	—	38,596
Other income (expense):
Gain on debt exchange	400,835				400,835
Interest expense, net	(30,304)	6,259	(6,664)	—	(30,709)
Foreign exchange gain (loss)	48	4	(100)	—	(48)
Equity in income of subsidiaries	76,508	(1,166)	—	(75,342)	—

Income before income taxes	435,278	31,774	16,964	(75,342)	408,674
Provision for income taxes	230,622	(27,584)	980	—	204,018

Net income	$204,656	$59,358	$15,984	$(75,342)	$204,656

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,456	$1,790,487	$479,791	$(157,536)	$2,125,198
Operating costs and expenses:
Cost of sales	—	1,671,110	400,357	(145,080)	1,926,387
Selling, general and administrative expenses	18,735	63,605	48,010	(12,456)	117,894
Restructuring costs	—	592	(321)		271

Total operating costs and expenses	18,735	1,735,307	448,046	(157,536)	2,044,552

Operating (loss) income	(6,279)	55,180	31,745	—	80,646
Other income (expense):
Interest expense, net	(55,501)	18,566	(15,657)	—	(52,592)
Foreign exchange gain (loss)	73	—	(391)	—	(318)
Equity in income of subsidiaries	89,059	2,437	—	(91,496)	—

Income before income taxes	27,352	76,183	15,697	(91,496)	27,736
(Benefit) provision for income taxes	(265)	9,052	(8,668)	—	119

Net income	$27,617	$67,131	$24,365	$(91,496)	$27,617

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

Nine Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$11,383	$1,192,613	$393,974	$(109,954)	$1,488,016
Operating costs and expenses:
Cost of sales	—	1,070,103	341,158	(97,337)	1,313,924
Selling, general and administrative expenses	35,938	58,089	48,314	(12,617)	129,724
Long-lived asset impairment charges	—	11,610	8,747	—	20,357
Restructuring costs	2,468	580	2,879		5,927
Losses (gains) on sale of assets		—	62		62

Total operating costs and expenses	38,406	1,140,382	401,160	(109,954)	1,469,994

Operating (loss) income	(27,023)	52,231	(7,186)	—	18,022
Other income (expense):
Gain on substantial modification of debt	121,700	—	(667)	—	121,033
Gain on debt exchange	400,835				400,835
Interest expense, net	(106,258)	18,159	(19,130)	—	(107,229)
Foreign exchange gain (loss)	31	47	(1,059)	—	(981)
Equity in income of subsidiaries	24,957	(10,098)	—	(14,859)	—

Income (loss) before income taxes	414,242	60,339	(28,042)	(14,859)	431,680
Provision for income taxes	158,439	19,697	(2,259)	—	175,877

Net income (loss)	$255,803	$40,642	$(25,783)	$(14,859)	$255,803

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended September 30, 2010

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$20,211	$22,452	$(4,144)	$—	$38,519

Cash from investing activities:
Capital expenditures	—	(22,403)	(9,396)	—	(31,799)
Proceeds from sale of property, plant and equipment, and assets held-for sale	—	—	1,603	—	1,603

Net cash used in investing activities	—	(22,403)	(7,793)	—	(30,196)
Cash from financing activities:
Repayments on ABL revolver	(430,943)	—	(50,266)	—	(481,209)
Borrowings on ABL revolver	410,143	—	62,065	—	472,208
Repayment of long-term debt	—	(33)	—	—	(33)
Stock compensation plan activity	(145)	—	—	—	(145)
Fees paid to amend or issue debt facilities	(3,267)	—	82	—	(3,185)
Tax benefits from employee share based exercises	4,001	—	—	—	4,001

Net cash (used in) provided by financing activities	(20,211)	(33)	11,881	—	(8,363)

Effect of exchange rate changes on cash	—	—	(107)	—	(107)

Net change in cash and cash equivalents	—	16	(163)	—	(147)
Cash and cash equivalents at beginning of period	—	24,880	13,917	—	38,797

Cash and cash equivalents at end of period	$—	$24,896	$13,754	$—	$38,650

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended September 30, 2009

(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96,119	$(12,454)	$(34,797)	$—	$48,868

Cash from investing activities:
Capital expenditures	—	(21,638)	(3,320)	—	(24,958)
Proceeds from sale of property, plant and equipment and assets held for sale	—	—	1,900	—	1,900
Proceeds from insurance recoveries	—	1,781	199	—	1,980

Net cash used in investing activities	—	(19,857)	(1,221)	—	(21,078)
Cash from financing activities:
Net change in revolving line of credit	(40,333)	—	10,922	—	(29,411)
Long-term debt payments	(19,688)	(39)	—	—	(19,727)
Purchase and retirement of common stock	(25)	—	—	—	(25)
Fees paid to amend debt	(36,073)	—	(7,183)	—	(43,256)

Net cash (used in) provided by financing activities	(96,119)	(39)	3,739	—	(92,419)

Effect of exchange rate changes on cash	—	—	2,993	—	2,993

Net change in cash and cash equivalents	—	(32,350)	(29,286)	—	(61,636)
Cash and cash equivalents at beginning of period	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of period	$—	$17,374	$10,965	$—	$28,339

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATEMENTS

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

        In addition in 2010, we engaged a different third-party firm of tax professionals to assist us with the preparation of our 2009 U.S. federal income tax return ("2009 Tax Return"). During the preparation of that tax return we, with the support of our tax advisors, identified certain issues that caused us to re-evaluate the application of the relevant provisions of the IRC relating to the 2009 financial restructuring activities. Consequently, we determined that a manual input error to a spreadsheet used in the tax calculations relating to the tax impact of our 2009 financial restructuring activities had been made and that certain applications of the relevant provisions of the IRC were incorrect. As a result, the reduction in various tax attributes resulting from the CODI we recognized in 2009 was understated. This error also caused our reported financial information for the three month and nine month periods ended September 30, 2009 to understate the provision for income taxes by $39.2 million, and our net income for such periods to be overstated by $39.2 million. This error caused our provision for income taxes to be understated by $36.4 million and our net income to be overstated by $36.4 million, each for the year ended December 31, 2009. This adjustment did not, however, result in any additional tax liability payable by us to tax authorities in respect of 2009 or earlier periods.

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

        The incorrect statute of limitations period caused our long term liability for unrecognized income tax benefits to be overstated as of September 30, 2009 by $11.9 million and as of December 31, 2009 by $12.6 million, and also resulted in an overstatement of our income tax expense for the three and nine months ended September 30, 2009 of $0.4 million and $6.3 million, respectively.

        The other misapplications of ASC Topic 740 that occurred beginning upon adoption on January 1, 2007 related to uncertain tax positions in connection with our acquisition of Royal Group and resulted in a net overstatement of our long-term liability for unrecognized income tax benefits of approximately $5.0 million as of September 30, 2009 and December 31, 2009.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATEMENTS (Continued)

        As a result of the foregoing, the Company restated its historical consolidated financial statements as of and for the three and nine months ended September 30, 2009, which restatements were contained in Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2009 (the "First Amended Form 10-Q"), as filed with the Securities and Exchange Commission ("SEC") on August 16, 2010. We also restated our historical consolidated financial statements as of and for the year ended December 31, 2009, which restatements were contained in Amendment No. 1 on Form 10-K/A for the year December 31, 2009 (the "First Amended Form 10-K/A") as filed with the SEC on August 16, 2010.

        The filings described in the preceding paragraph indicated that: (i) as of September 30, 2009 and December 31, 2009, our liability for unrecognized income tax benefits was overstated by $16.7 million and $17.6 million, respectively; (ii) our deferred income tax liability was understated by $36.9 million as of September 30, 2009 and understated by $33.0 million as of December 31, 2009; (iii) our retained earnings (accumulated deficit) as of September 30, 2009 was overstated by $20.0 million and understated by $16.7 million as of December 31, 2009; (iv) for the three months ended September 30, 2009, our provision for income taxes was understated by $38.7 million and our net income was overstated by $38.7 million; (v) our provision for income taxes was understated by $32.9 million for the nine months ended September 30, 2009; and (vi) our net income was overstated by $32.9 million for the nine months ended September 30, 2009.

        In response to the foregoing, in August 2010, the Company announced that it had taken, and was continuing to take, certain steps (collectively, the "Remediation Steps") in order to address a material weakness in internal control over financial reporting in the area of accounting for income taxes as originally disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010. Those Remediation steps include: (i) requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the 2009 financial restructuring activities; (ii) expanding the scope of work performed by third-party tax professionals and increasing the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and (iii) developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes and reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        The Company has applied certain of the Remediation Steps to, among other things, the process of finalizing its 2009 Tax Return and the preparation of its financial statements for the quarter ended September 30, 2010, a process which included the review of a complex analysis related to stock and partnership tax basis in certain of our subsidiaries and investments, which analysis is used in calculating the amount of CODI recognized for tax purposes. During the process of reviewing that analysis, we, with the support of our third-party tax advisors, re-evaluated that portion of the calculation related to paid-up capital distributions in 2006 relating to a foreign affiliate (the "Affiliate") of Royal Group, Inc. ("Royal"), one of our subsidiaries. That re-evaluation led us to determine that an error in the calculation had been made, which error resulted in the Company moving from having a net unrealized built-in gain (as defined in the IRC), to having a net unrealized built-in loss (as defined in the IRC) which, in turn, resulted in a reduction of our net operating losses for income tax purposes of $54 million. This error and the resulting reduction of net operating losses for income tax purposes caused our unaudited, condensed consolidated financial statements presented in the First Amended Form 10-Q to be misstated as follows: (i) our deferred tax assets were overstated on our consolidated balance sheet by $19.0 million as of December 31, 2009, and (ii) our accumulated deficit was overstated by $19.0 million as of December 31, 2009.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATEMENTS (Continued)

        In addition, due to the implementation of certain of the Remediation Steps, we have determined that the tax basis of the Affiliate is greater than the book basis, and therefore, we should not have tax effected our cumulative translation adjustment in other comprehensive income for the Affiliate. This error caused our condensed consolidated financial statements presented in the First Amended Form 10-Q and the First Amended Form 10-K to be misstated as follows: (i) our long-term deferred income tax liability was overstated by $2.9 million as of September 30, 2009 and $1.9 million as of December 31, 2009; (ii) our accumulated other comprehensive loss, net of tax, was overstated by $2.9 million as of September 30, 2009 and $1.9 million as of December 31, 2009; (iii) our other comprehensive loss, net of tax, was overstated by $3.6 million and $6.0 million for the three and nine months ended September 30, 2009, respectively; and (iv) our other comprehensive loss, net of tax, was overstated by $7.0 million for the year ended December 31, 2009.

        In connection with the implementation of certain of the Remediation Steps, we also determined that in 2009 there was a misapplication of Financial Accounting Standards Board, ("FASB") Accounting Standards Codification, ("ASC") Topic 740, Accounting for Income Taxes ("ASC Topic 740"), related to the CODI arising from our 2009 financial restructuring activities that resulted in the incorrect recording of a deferred tax liability in connection with the tax attribute reduction related to the tax basis in the Affiliate. This misapplication caused our deferred tax liabilities to be overstated by $32.3 million and $35.6 million on our condensed consolidated balance sheet as of each of September 30, 2009 and December 31, 2009, respectively, and our liability for unrecognized tax benefits to be understated by $1.7 million as of December 31, 2009 in the First Amended Form 10-Q and the First Amended Form 10-K.

        The results of the above are summarized in the tables below.

        The following tables present the condensed consolidated balance sheet, statements of operations and statements of cash flows accounts reported herein that were impacted by the adjustments to our

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATEMENTS (Continued)

consolidated financial statements, when compared to the First Amended Form 10-Q and the First Amended Form 10-K (all amounts are in thousands, except per share amounts):

	As of December 31, 2009
	As Originally Reported	Amendment No. 1 Adjustments	As Restated August 16, 2010	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Consolidated balance sheet accounts impacted by restatement:
Prepaid expenses	$24,296	$(294)	$24,002	—	$(294)	$24,002
Deferred income taxes (current)	$14,108	$(931)	$13,177	—	$(931)	$13,177
Total current assets	$567,845	$(1,225)	$566,620	—	$(1,225)	$566,620
Total assets	$1,605,865	$(1,225)	$1,604,640	—	$(1,225)	$1,604,640
Liability for unrecognized income tax benefits (long-term)	$64,371	$(17,575)	$46,796	$1,675	$(15,900)	$48,471
Deferred income taxes (long-term)	$174,457	$32,971	$207,428	$(18,518)	$14,453	$188,910
Total liabilities	$1,212,537	$15,396	$1,227,933	$(16,843)	$(1,447)	$1,211,090
Accumulated deficit	$(72,713)	$(16,718)	$(89,431)	$14,940	$(1,778)	$(74,491)
Accumulated other comprehensive loss, net of	$(6,314)	$97	$(6,217)	$1,903	$2,000	$(4,314)
Total stockholders' equity (deficit)	$393,328	$(16,621)	$376,707	$16,843	$222	$393,550
Total liabilities and stockholders' equity (deficit)	$1,605,865	$(1,225)	$1,604,640	—	$(1,255)	$1,604,640

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATEMENTS (Continued)

	As of September 30, 2009
	As Originally Reported	Amendment No.1 Adjustments	August 16, 2010 As Restated	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Balance sheet accounts impacted by restatement:
Deferred income taxes (current)	—	—	$21,009	$2,246	$2,246	$23,255
Total current assets	—	—	$495,753	$2,246	$2,246	$497,999
Total Assets	—	—	$1,560,575	$2,246	$2,246	$1,562,821
Liability for unrecognized income tax benefits and other tax reserves	$61,613	$(16,714)	$44,899	—	$(16,714)	44,899
Deferred income taxes (long-term)	$237,065	$36,881	$273,946	$(13,942)	$22,939	$260,004
Total liabilities	$1,040,704	$20,167	$1,060,871	$(13,942)	$6,225	$1,046,929
Retained earnings (accumulated deficit)	$56,981	$(19,969)	$37,012	$13,240	$(6,729)	$50,252
Accumulated other comprehensive loss, net of tax	$(9,468)	$(198)	$(9,666)	$2,949	$2,751	(6,717)
Total stockholders' equity (deficit)	$519,871	$(20,167)	$499,704	$16,189	$(3,978)	$515,893

	For the nine months ended September 30, 2009
	As Originally Reported	Amendment No.1 Adjustments	August 16, 2010 As Restated	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Statement of operations accounts impacted by
Provision for income taxes	$156,196	$32,921	$189,117	$(13,240)	$19,681	$175,877
Net income	$275,484	$(32,921)	$242,563	$13,240	$(19,681)	$255,803
Earnings per share—Basic	$29.49	$(3.53)	$25.96	$1.42	$(2.11)	$27.38
Earnings per share—Diluted	$29.47	$(3.53)	$25.94	$1.42	$(2.11)	$27.36

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATEMENTS (Continued)

	For the three months ended September 30, 2009
	As Originally Reported	Amendment No.1 Adjustments	August 16, 2010 As Restated	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Statement of operations accounts impacted by
Provision for income taxes	$178,523	$38,735	$217,258	$(13,240)	$25,495	$204,018
Net income	$230,151	$(38,735)	$191,416	$13,240	$(25,495)	$204,656
Earnings per share—Basic	$9.21	$(1.55)	$7.66	$0.53	$(1.02)	$8.19
Earnings per share—Diluted	$9.20	$(1.55)	$7.65	$0.53	$(1.02)	$8.18

	For the nine months ended September 30, 2009
	As Originally Reported	Amendment No.1 Adjustments	August 16, 2010 As Restated	Amendment No. 2 Adjustments	Cumulative Adjustments	As Restated
Statement of cash flows accounts impacted by
Net income	$275,484	$(32,921)	$242,563	$13,240	$(19,681)	$255,803
Deferred income taxes	$153,524	$39,178	$192,702	$(13,240)	$25,938	$179,462
Other non-cash items	$1,844	$(6,257)	$(4,413)	—	$(6,257)	$(4,413)

        Historically, any deferred income taxes deficiency related to stock plans was shown as gross. In order to conform to current presentation, this line item is now being shown net in the deferred taxes in all columns above.

        For additional information regarding the overall impact of the restatements on all of our historical financial statements, also see Note 22 of the Notes to Consolidated Financial Statements in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on November 22, 2010. In addition, see Note 17 Segment Information and Note 18 Supplemental Guarantor Information for the restatement of disclosure errors discovered during the preparation of this Quarterly Report on Form 10-Q, that management considers immaterial.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Our financial results as of and for the year ended December 31, 2009 have been restated, including our financial results for the three and nine months ended September 30, 2009. All information and disclosures contained in this management's discussion and analysis of financial condition and results of operations have been updated to reflect the effects of such restatements. For a more detailed description of the restatements, see Note 19 of the Notes to the accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Results of Operations

        The following table sets forth our condensed consolidated statement of operations data for the three and nine months ended September 30, 2010 and 2009, and the percentage of net sales of each line item for the three and nine months presented.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Net sales	$758.0	100%	$556.3	100%	$2,125.2	100%	$1,488.0	100%
Cost of sales	661.2	87.2%	472.6	85.0%	1,926.4	90.6%	1,313.9	88.3%

Gross margin	96.8	12.8%	83.7	15.0%	198.8	9.4%	174.1	11.7%
Selling, general and administrative expense	43.4	5.7%	46.9	8.4%	117.9	5.5%	129.7	8.7%
Long-lived asset impairment charges	—	—%	4.1	0.7%	—	—%	20.4	1.4%
Restructuring costs	0.1	0.0%	(5.9)	(1.1)%	0.3	0.0%	5.9	0.4%
Gain on sale of assets	—	—%	—	—%	—	—%	0.1	—%

Operating income	53.3	7.0%	38.6	6.9%	80.6	3.8%	18.0	1.2%
Gain on substantial modification of debt	—	—%	—	—%	—	—%	121.0	8.1%
Gain on debt exchange	—	—%	400.8	72.1%	—	—%	400.8	26.9%
Net interest expense	(17.3)	(2.3)%	(30.7)	(5.5)%	(52.6)	(2.5)%	(107.2)	(7.2)%
Foreign exchange gain (loss)	0.1	0.0%	—	—%	(0.3)	(0.0)%	(0.9)	(0.1)%
Provision for income taxes	(11.1)	(1.5)%	(204.0)	(36.7)%	(0.1)	(0.0)%	(175.9)	(11.8)%

Net income	$25.0	3.3%	$204.7	36.8%	$27.6	1.3%	$255.8	17.2%

        The following table sets forth certain financial data by reportable segment for the three and nine months ended September 30, 2010 and 2009, and the percentage of total net sales by segment for each sales item and operating income (loss) by segment.

	Three months ended				Nine months ended
Dollars in Millions	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Net sales
Chlorovinyls products	$316.7	41.8%	$229.1	41.2%	$905.3	42.6%	$702.9	47.2%
Building products	222.9	29.4%	226.7	40.7%	619.2	29.1%	557.1	37.5%
Aromatics products	218.4	28.8%	100.5	18.1%	600.7	28.3%	228.0	15.3%

Total net sales	$758.0	100.0%	$556.3	100.0%	$2,125.2	100.0%	$1,488.0	100.0%

Operating income (loss)
Chlorovinyls products	$46.1		$30.6		$73.7		$75.4
Building products	5.6		16.7		20.6		(25.2)
Aromatics products	12.1		9.3		13.9		17.7
Unallocated corporate	(10.6)		(18.0)		(27.6)		(49.9)

Total operating income	$53.2		$38.6		$80.6		$18.0

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

        Net Sales.    For the three months ended September 30, 2010, net sales totaled $758.0 million, an increase of 36 percent compared to $556.3 million for the same quarter last year. The net sales increase was primarily a result of increases in our overall sales volumes of 31 percent and sales prices of 4.2 percent (or 3.2 percent on a constant currency basis) as compared to the three months ended September 30, 2009. Our overall sales volume increase was mainly attributable to an increase in aromatics sales volume due to an increase in domestic contract sales and opportunistic spot sales in North America due to industry operating issues. In addition, our sales volume increased due to offshore exports of vinyl resin. Our overall average sales price increase was primarily a result of increases in the sales prices of caustic soda and vinyl resins products. The sales price increases reflect tightness in the supply of caustic soda and higher costs for our chlorovinyls segments raw materials.

        Gross Margin.    Total gross margin decreased from 15.0 percent of sales for the three months ended September 30, 2009 to 12.8 percent of sales for the three months ended September 30, 2010. This decrease in gross margin percentage was primarily due to an increase in raw material costs and a decrease in our higher margin building products sales volumes, offset partially by an increase in caustic soda and vinyl resin sales prices, and a favorable foreign currency translation impact. The $13.1 million gross margin increase was primarily due to an increase in vinyl resin and aromatics products sales volumes. Some of our primary raw materials and natural gas costs in our chemical segments normally track crude oil and natural gas industry prices. Chemical Market Associates, Incorporated ("CMAI") reported crude oil and natural gas industry prices experienced increases of 12 percent and 28 percent, respectively, from the third quarter of 2009 to the third quarter of 2010. We implemented numerous cost savings initiatives during 2009 that we continue to execute on with the goal of further improving our gross margins.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $43.4 million for the three months ended September 30, 2010, a 7.5 percent decrease from the $46.9 million for the three months ended September 30, 2009. This decrease in selling, general and administrative expenses of $3.5 million is primarily due to the favorable impacts of: (i) a decrease in stock compensation expense of $7.7 million related to a July 27, 2009 stock grant in connection with the successful completion of our exchange offers described in Note 9 of the Notes to the unaudited

Condensed Consolidated Financial Statements, (ii) a decrease in the discount on sale of interests in our trade receivables of $2.8 million in our unallocated corporate overhead due to the December 2009 termination of our asset securitization program, and (iii) a $1.5 million decrease in legal and professional fees; all of which were partially offset by the unfavorable impacts of: (i) a $4.2 million increase in incentive compensation and (ii) a $1.0 million unfavorable foreign currency translation impact on our costs in our Canadian building products segment.

        Long-lived Asset Impairment Charges.    In May 2009, we initiated plans to further consolidate manufacturing plants in our window and door profiles business ("2009 Window and Door Consolidation Plan"). In accordance with generally accepted accounting principles, we wrote down the plants' property, plant and equipment, resulting in a $4.1 million impairment charge in the three months ended September 30, 2009 in our building products segment. There was no impairment charge during the three months ended September 30, 2010.

        Restructuring Costs.    For the three months ended September 30, 2010, we incurred $0.1 million of severance and other exit costs. The net gain associated with the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan for the three months ended September 30, 2009 for severance and other exit costs totaled a credit of $5.9 million primarily due to the favorable settlement of a legal claim and the final wind up of our Canadian post retirement health and welfare and pension plans related to the shut down of the Sarnia, Ontario PVC manufacturing facility.

        Interest Expense, net.    Interest expense, net decreased to $17.3 million for the three months ended September 30, 2010 from $30.7 million for the three months ended September 30, 2009. This interest expense decrease of $13.4 million was primarily attributable to lower overall debt balances during the third quarter of 2010 compared to the same quarter last year. The lower overall debt balance was due primarily to the completion of the exchange offers in July 2009. This reduction in debt effectively decreased our annual cash interest expense by $69.7 million.

        Provision for Income Taxes.    The provision for income taxes was $11.0 million for the three months ended September 30, 2010 compared with the provision for income taxes of $204.0 million for the three months ended September 30, 2009. The decrease in the provision for income taxes primarily resulted from a $372.7 million decrease in pre-tax income and from the release of a portion of the valuation allowance previously recorded in Canada. Our effective income tax rates for the three months ended September 30, 2010 and 2009 were 30.7 percent and 49.9 percent, respectively. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of certain uncertain tax positions in Canada and the lapsing of the statute of limitations on certain other uncertain tax positions in Canada, offset by an asset valuation allowance in Canada. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits including credits earned from the timely repayment of the Mississippi Industrial Development Bond described below, and the valuation allowance in Canada. In 1994, we entered into an Industrial Revenue Bond agreement with the state of Mississippi. The terms of the bond provided that repayment of the bond principal and interest would create state income tax credits. The bond was fully repaid in May 2009 resulting in significant state income tax credits being generated in 2009. These credits do not expire.

  Chlorovinyls Segment

        Net Sales.    For the three months ended September 30, 2010, net sales totaled $316.7 million, an increase of 38 percent compared to $229.1 million for the same quarter last year. Our overall average sales price increased 21 percent as compared to the three months ended September 30, 2009, while our overall sales volume was up 14 percent. Our overall sales price increased primarily due to a sales price increase for caustic soda of 152 percent and vinyl resins of 7 percent. This caustic soda price increase reflects the supply of caustic soda being constrained by the demand for its co-product chlorine, which has not grown significantly to drive further caustic production. CMAI reported that caustic soda industry sales prices have increased 121 percent from the third quarter of 2009 to the same period this year. The vinyl resins sales price increase reflects higher prices for the feedstocks ethylene and natural gas. Our overall chlorovinyls sales volume increased primarily as a result of the increase in exports for vinyl resin of 90 percent. According to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") in September 2010, North American vinyl resin industry sales volume increased 8 percent as a result of an increase in exports of 145 percent, offset by a decrease in domestic sales volume of 51 percent.

        Operating Income.    Operating income increased by $15.5 million from $30.6 million for the three months ended September 30, 2009 to $46.1 million for the three months ended September 30, 2010. This increase in operating income was due to an increase in caustic soda and vinyl resins sales prices, increased vinyl resins sales volumes due to exports and also the impact of several cost saving initiatives implemented during 2009, which continue to be realized in 2010. This operating income increase was partially offset by an increase in raw material costs and natural gas prices. Our overall feedstocks and natural gas costs in the third quarter of 2010 increased 13 percent compared to the third quarter of 2009. CMAI reported that the industry price for our primary feedstock ethylene increased 26 percent, while chlorine prices decreased 14 percent compared to the third quarter of 2009. Our chlorovinyls operating rate increased from about 82 percent for the third quarter of 2009 to about 85 percent for the third quarter of 2010. The third quarter of 2009 also included $3.5 million of net restructuring charges.

  Building Products Segment

        Net Sales.    Net sales totaled $222.9 million for the three months ended September 30, 2010, a decline of 2 percent (or down 5 percent on a constant currency basis), compared to $226.7 million for the same quarter last year. The net sales decrease resulted from lower volumes, down 7 percent, primarily in the U.S. as demand in both the Canadian and U.S. housing construction markets continued to soften but were partially offset by a favorable foreign currency translation impact on sales in Canada. According to PIPS industry data for our products, North America extruded vinyl resin volumes declined 28 percent during the same time period. For the third quarter of 2010 our building products segment geographical sales continued to show a higher Canadian weighting of 61 percent compared to the U.S. sales of 38 percent as a result of the stronger demand in Canada and the currency benefit.

        Operating Income.    Operating income decreased by $11.1 million from an operating income of $16.7 million for the three months ended September 30, 2009 to income of $5.6 million for the three months ended September 30, 2010. The third quarter of 2009 includes net pre-tax asset impairment and restructuring charges of $2.4 million. The decline in operating income was due to higher raw materials costs, lower sales volumes and an increase in the employee performance based incentive compensation expense. Gross margin declined as the majority of raw material inputs experienced higher costs which were difficult to recover within the competitive landscape. Further, reduced volumes, down 7 percent, negatively impacted margins as a slowing in the Canadian and U.S. housing construction markets reduced demand.

  Aromatics Segment

        Net Sales.    Net sales totaled $218.4 million for the three months ended September 30, 2010, an increase of 117 percent compared to $100.5 million for the third quarter of 2009. The net sales increase was primarily a result of an increase in our sales volumes of cumene of 166 percent, phenol of 99 percent and acetone of 51 percent. Our aromatics sales volume increase was due to an increase in domestic contract sales and opportunistic spot sales in North America and export markets due to industry operating issues. Our overall average sales prices decreased 4 percent as a result of a decrease in the prices of cumene of 5 percent and acetone of 20 percent. The sales price decreases reflect a decrease in the feedstock cost for benzene being partially offset by higher cost for propylene.

        Operating Income.    Operating income increased by $2.8 million from operating income of $9.3 million for the three months ended September 30, 2009 to an operating income of $12.1 million for the three months ended September 30, 2010. This increase in operating income was due primarily to an increase in our sales volumes for all of our aromatics products and higher production rates, which more than offset decreases in our sales prices. Our aromatics sales volume increase was due to an increase in domestic contract sales and increased opportunistic spot sales in North America due to industry operating issues. Our aromatics operating rate increased from about 35 percent for the third quarter of 2009 to about 78 percent for the third quarter of 2010. Our overall feedstocks and natural gas costs in the third quarter of 2010 increased about 1 percent compared to the third quarter of 2009. CMAI reported industry price our primary feedstock for propylene increased 4 percent while benzene decreased 8 percent as compared to the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

        Net Sales.    For the nine months ended September 30, 2010, net sales totaled $2,125.2 million, an increase of 43 percent compared to $1,488.0 million for the first nine months of last year. The net sales increase was primarily a result of an increase in our overall sales volumes of 24 percent and sales prices of 13 percent on a constant currency basis. Our overall sales volume increase was mainly attributable to an increase in demand in North America for most of our products, which, in turn, was driven by U.S and Canadian housing starts increasing 9 percent and 40 percent, respectively, from the first nine months of 2009 to the first nine months of 2010 according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in September 2010 and Canada Mortgage and Housing Corporation in October 2010. Our overall average sales price increase was primarily a result of increases in the prices of vinyl resins and our aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for all of our raw materials.

        Gross Margin.    Total gross margin decreased from 11.7 percent of sales for the nine months ended September 30, 2009 to 9.4 percent of sales for the nine months ended September 30, 2010. This decrease in gross margin was primarily due to a significant increase in raw material costs and lower caustic soda sales prices, offset partially by an increase in vinyl resin and aromatics sales prices and a favorable Canadian foreign currency translation impact. The $24.7 million gross margin increase was primarily due to an increase in sales volume for most of our products. Our primary raw materials and natural gas costs in our chemical segments normally track industry prices. CMAI reported a price increase of 54 percent for benzene, 58 percent for propylene, 59 percent for ethylene, 25 percent for chlorine and 19 percent for natural gas from the first nine months of 2009 to the first nine months of 2010. We implemented numerous cost savings initiatives during 2009 that we continue to execute on, with the goal of improved gross margins.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $117.9 million for the nine months ended September 30, 2010, a 9 percent decrease from the $129.7 million for the nine months ended September 30, 2009. This selling, general and administrative expense decrease of $11.8 million is primarily due to the favorable impacts of: (i) a decrease in stock compensation expense of $7.7 million related to a July 27, 2009 stock grant in connection with the successful completion of our exchange offers described in Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements, (ii) a $7.2 million decrease in fees paid to several consultants engaged in 2009 to assist us in reducing overall indebtedness and related interest expense and continued performance improvement, transportation management and indirect sourcing cost reduction initiatives, among other areas of the business, (iii) a $7.1 million decrease in bad debt expense, of which $3.4 million was attributable to our chlorovinyls segment and $3.7 million was attributable to our building products segment, and (iv) a decrease in the discount on sale of interests in our trade receivables of $8.5 million in our unallocated corporate overhead due to the December 2009 termination of our asset securitization program. These decreases were offset by the unfavorable impacts of: (i) a $7.6 million increase in performance based incentive compensation, (ii) $5.2 million in unfavorable currency impact on our costs in Canada in our building products segment, (iii) a $3.8 million gain from litigation settlements in the nine months ended September 30, 2009 in our chlorovinyls segment, and (iv) $1.5 million of insurance proceeds received in the nine months ended September 30, 2009 in our chlorovinyls segment.

        Long-lived asset impairment charges.    In May 2009, we initiated the 2009 Window and Door Consolidation Plan. In accordance with general accepted accounting principles, we wrote down the plant's property, plant and equipment, resulting in a $20.4 million charge in the nine months ended September 30, 2009 in our building products segment. For the nine months ended September 30, 2010, we did not write down any property, plant and equipment.

        Restructuring Costs.    For the nine months ended September 30, 2009, we incurred $3.5 million of severance and other exit costs, which are reflected in the accompanying unaudited condensed consolidated statement of operations. Also for the nine months ended September 30, 2009, we incurred $2.4 million in fees paid to consultants, to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. For the nine months ended September 30, 2010, there were $0.2 million of severance and other exit costs.

        Gain on substantial modification of debt.    On March 16, 2009, we executed the fifth amendment to our senior secured credit facility and accounted for this amendment as an extinguishment of the Term Loan portion thereof in accordance with ASC subtopic 470-50 section 40, Modifications and Extinguishments. Accordingly, we recorded the amended Term Loan at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term Loan and the carrying value of the original Term Loan less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain. There were no similar gains in the 2010 period.

        Gain on debt exchange.    In July 2009, we consummated our exchange offers. In accordance with ASC subtopic 470-60, Troubled Debt Restructuring by Debtors, this debt for equity exchange was a troubled debt restructuring and thus an extinguishment of the exchanged notes for which we recognized a net gain of $400.8 million. This gain included $731.5 million of principal debt, net of original issuance discounts, $53.7 million in accrued interest, $14.1 million in deferred financing fees written off and $12.4 million of third party fees, which debt was exchanged for $357.9 million fair value of our common and preferred stock.

        Interest Expense, net.    Interest expense, net decreased to $52.6 million for the nine months ended September 30, 2010 from $107.2 million for the nine months ended September 30, 2009. This decrease in interest expense (net) of $54.6 million was primarily attributable to lower overall debt balance during the first nine months of 2010 compared to the first nine months of 2009. The lower overall debt balance was due primarily to the exchange of approximately $736.0 million of our debt for equity on July 27, 2009. This reduction in debt effectively decreased our annual cash interest expense by $69.7 million.

        Provision for income taxes.    The provision for income taxes was $0.1 million for the nine months ended September 30, 2010 compared with the provision for income taxes of $175.9 million for the nine months ended September 30, 2009. The decrease in the provision for income taxes primarily resulted from a $403.9 million decrease in the pre-tax income and from the release of a portion of the valuation allowance previously recorded in Canada. Our effective income tax rates for the nine months ended September 30, 2010 and 2009 were 0.4 percent and 40.7 percent, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of certain uncertain tax positions in Canada and the lapsing of the statute of limitations on certain other uncertain tax positions in Canada, offset by an asset valuation allowance in Canada. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, and was offset by the valuation allowance in Canada.

  Chlorovinyls Segment

        Net Sales.    Net sales totaled $905.3 million for the nine months ended September 30, 2010, an increase of 29 percent compared with net sales of $702.9 million for the first nine months of 2009. The net sales increase was primarily a result of an increase in our overall sales prices of 16 percent and sales volume of 11 percent as compared to the nine months ended September 30, 2009. Our overall sales price increases were primarily due to vinyl resins sales price increases of 33 percent, partially offset by a decrease in the price of caustic soda of 30 percent. The vinyl resins sales prices increase reflects higher prices for the feedstocks ethylene and chlorine. CMAI reported that caustic soda industry sales price decreased by 26 percent during the first nine months of 2010 from the same period last year due to an increase in global supply from new chlor-alkali capacity additions in Asia during 2009 and the significant global economic downturn during 2009 effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users. Our overall chlorovinyls sales volume increase of 11 percent was primarily as a result of the increase in demand in North America for vinyl resin of 21 percent and vinyl compounds of 14 percent. North American vinyl resin industry sales volume increased 8 percent as a result of an increase in exports of 82 percent offset by a decrease in domestic sales volume of 8 percent, according to PIPS in September 2010.

        Operating Income.    Operating income decreased by $1.7 million from $75.4 million for the nine months ended September 30, 2009 to $73.7 million for the nine months ended September 30, 2010. This decrease in operating income was due to a significant increase in raw material costs and lower caustic soda sales prices. This operating income decrease was partially offset by an increase in vinyl resins sales prices, increased North American vinyl resins sales volumes and also several cost saving initiatives implemented during 2009 which continue to be realized in 2010. Our overall raw materials and natural gas costs in the first nine months of 2010 increased 24 percent compared to the first nine months of 2009. CMAI reported that industry prices of our primary feedstocks, ethylene and chlorine, increased 59 percent and 25 percent, respectively from the 2009 period. In addition, during the nine months ended September 30, 2010, we had three scheduled and unscheduled plant turnarounds for maintenance compared to one during the nine months ended September 30, 2009. Our chlorovinyls operating rate increased from about 74 percent for the first nine months of 2009 to about 82 percent for the first nine months of 2010.

  Building Products Segment

        Net Sales.    Net sales totaled $619.2 million for the nine months ended September 30, 2010, an increase of 11 percent (or 4 percent on a constant currency basis) compared to $557.1 million for the first nine months of 2009. The net sales increase was supported by improved volumes of 4 percent as demand in the Canadian housing and construction markets remained strong and we further benefited from a favorable currency impact on sales in Canada. In the U.S., volumes declined from 2009 as we were negatively impacted by the loss of a seasonal program with a large retail customer. According to PIPS industry data for our products, North American extruded vinyl resin sales declined 16 percent during the same time frame. For the first nine months of 2010, our building products segment geographical sales continued to show a higher Canadian weighting of 61 percent compared to the U.S. weighting of 38 percent as a result of the stronger demand in Canada and the currency benefit.

        Operating Income (Loss).    Operating income increased by $45.8 million from an operating loss of $25.2 million for the nine months ended September 30, 2009 to operating income of $20.6 million for the nine months ended September 30, 2010. This increase in operating income was due to an increase in sales volumes, a favorable foreign currency translation impact, and benefits from numerous cost saving initiatives implemented during 2009 which continue to be realized in 2010. In addition, the first nine months of 2009 includes an asset impairment charge of $20.2 million and restructuring charge of $3.5 million, while the first nine months of 2010 includes $0.6 million of restructuring expense. The building products sales volume increase was primarily due to increased demand in the North American housing and construction markets which was most evident in Canada. In May 2009, we implemented a plan to reduce our cost structure with the permanent closure of two window and door profile fabrication plants and moved the production requirements of our customers to our other manufacturing locations, which contributed to the improved gross margin realized by the building products segment for the nine months ended September 30, 2010, as compared to the same period last year.

  Aromatics Segment

        Net Sales.    Net sales were $600.7 million for the nine months ended September 30, 2010, an increase of 163 percent compared to $228.0 million for the first nine months of 2009. The net sales increase was primarily a result of an increase in our overall sales prices of 46 percent and sales volume of 80 percent as compared to the nine months ended September 30, 2009. Our overall average sales prices increased as a result of an increase in the prices of cumene of 59 percent, phenol of 35 percent and acetone of 14 percent. The sales prices increases reflect higher costs for the feedstocks benzene and propylene. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of cumene of 77 percent, phenol of 90 percent and acetone of 81 percent. Our aromatics sales volume increases were due to an increase in opportunistic spot sales in both North America and export markets due to industry operating issues.

        Operating Income.    Operating income decreased by $3.8 million from $17.7 million for the nine months ended September 30, 2009 to $13.9 million for the nine months ended September 30, 2010. This decrease in operating income was due primarily to significant increases in our raw materials costs which more than offset increases in our sales prices and volumes for all of our aromatics products. In addition, our operating income improvement last year was driven by raw material prices rising throughout the first nine months of 2009 resulting in inventory holding gains. We also incurred one scheduled plant turnaround for maintenance during the first nine months of 2010. Overall raw material costs increased 69 percent from the first nine months of 2009 to the first nine months of 2010 primarily as a result of increases in benzene and propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, increased 54 percent, and 58 percent, respectively from the 2009 period. Our aromatics sales volume increase was due to an increase in domestic contract sales and opportunistic spot sales in North American markets due to industry operating issues. Our aromatics operating rate increased from about 25 percent for the first nine months of 2009 to about 51 percent for the first nine months of 2010.

Liquidity and Capital Resources

        Operating Activities.    For the nine months ended September 30, 2010, we had $38.5 million of cash provided by operating activities as compared with $48.9 million for the nine months ended September 30, 2009. The significant source of cash in the first nine months of 2010 was an increase in accounts payable of $49.7 million. Significant uses of cash in the first nine months of 2010 were an increase in accounts receivable of $114.8 million and an increase in inventories of $39.2 million. The major source of cash for the first nine months of 2009 was a decrease in interest payable of

$42.1 million as a result of the completion of the exchange offers on July 27, 2009. Major uses of cash for the first nine months of 2009 were a decrease in the asset securitization program of $13.9 million, an increase in receivables of $33.8 million and an increase in prepaid expenses of $12.0 million primarily due to raw material prepayments. Net working capital at September 30, 2010 was a surplus of $418.1 million versus a surplus of $340.7 million at December 31, 2009. Significant changes in working capital for the first nine months of 2010 included increases in accounts receivable, inventories, and current portion of long-term debt.

        Investing Activities.    Net cash used in investing activities was $30.2 million and $21.1 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, we had capital expenditures of $31.8 million. During the nine months ended September 30, 2009, we had capital expenditures of $25.0 million.

        Financing Activities.    Cash used in financing activities was $8.4 million for the nine months ended September 30, 2010 compared with $92.4 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we paid a net $9.0 million under our ABL Revolver. During the nine months ended September 30, 2009, we paid a net $29.4 million under our revolving credit facility and paid fees related to amendments to our senior secured credit facility and our asset securitization facility of $43.3 million.

        On September 30, 2010, our balance sheet debt consisted of $47.2 million of borrowings under our ABL Revolver, $9.0 million of unsecured 7.125 percent senior notes due 2013, $13.2 million of 9.5 percent senior unsecured notes due 2014, $41.4 million of unsecured 10.75 percent senior subordinated notes due 2016, $497.0 million of 9.0 percent senior secured notes due 2017, $108.6 million of lease financing obligations and $15.9 million in other debt.

        Short-Term Borrowings from Banks.    At September 30, 2010, under our ABL Revolver, we had a maximum borrowing capacity of $300.0 million, and net of qualifying accounts receivable and inventory, outstanding letters of credit of $20.3 million, current borrowings of $47.2 million, and a fixed $15.0 million availability reserve, resulting in remaining availability of $217.5 million. Over the next twelve months, we expect to repay $47.2 million under our ABL Revolver. Therefore, we have classified this debt as current in our accompanying unaudited condensed consolidated balance sheet as of September 30, 2010.

($ in millions)	Dec 2009	Sep 2010
Short-Term Borrowings from Banks:
Outstanding amount at end of month	$28.2	$47.2
Weighted average interest rate at end of month	6.1%	5.2%
Average outstanding amount for the month	$33.9	$44.7
Weighted average interest rate for the month	9.1%	5.1%

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $38.7 million and the availability to borrow an additional $217.5 million under our ABL Revolver as of September 30, 2010, that the Company has adequate funding for the foreseeable future to make required payments of principal and interest on its debt and fund its working capital and capital expenditure requirements.

        Based on our current and projected level of operations and financial conditions, we believe we will be able to continue for the foreseeable future to meet the covenants and comply with the financial ratio requirements of the ABL Revolver and the Company's indenture related to the 9.0 percent senior secured notes. The key financial ratio of the ABL Revolver is the Consolidated Fixed Charge Coverage Ratio whose calculation methodology is defined in Exhibit 10.1 to our annual report on Form 10-K for the year ended December 31, 2009. Failure to maintain at least a 1.10 to 1.00 ratio could reduce our ability to borrow under the ABL Revolver. As of September 30, 2010, we were in compliance with all required debt covenants.

        To the extent our cash flow and liquidity exceeds the levels necessary for us to make our required debt payments, fund our working capital and capital expenditure requirements and comply with covenants of the ABL Revolver and the indenture for the 9.0 percent senior secured notes, we may use that excess liquidity to further grow our business through investments or acquisitions and/or to further reduce our debt through optional prepayments or redemptions of our outstanding debt securities. Excess liquidity in the form of available cash in our bank accounts is typically swept at the end of each banking day into short term high quality government and/or corporate securities and returned to us the next business day.

        On December 22, 2009, we refinanced our senior secured credit facility and our $175 million asset securitization agreement. At the time of the refinancing our senior secured credit facility consisted of a $300 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and asset securitization facility with the four-year term senior secured $300 million ABL Revolver and the issuance of $500.0 million in principal amount of 9.0 percent senior secured notes.

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

        Borrowings under the ABL Revolver bear interest at a rate per annum of the prime rate plus an applicable pricing margin or the LIBOR plus the applicable pricing margin. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees for additional information related to the ABL Revolver, see Note 9 of the notes to the accompanying unaudited condensed consolidated financial statements.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of September 30, 2010, were as follows:

(In millions)	Total	2010	2011	2012	2013	2014	2015 and thereafter
Contractual obligations:
Long-term debt—principal	$629	$—	$—	$18	$56	$13	$542
Long-term debt—interest	328	14	55	54	54	51	100
Lease financing obligations	50	2	7	7	8	8	18
Operating lease obligations	71	6	18	15	9	8	15
Purchase obligations	1,840	179	566	460	360	275	—
Uncertain income tax positions	1	1	—	—	—	—	—
Other	11	—	—	—	—	—	11

Total	$2,930	$202	$646	$554	$487	$355	$686

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of September 30, 2010. Long-term debt obligations are listed based on when they are contractually due.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through 2017. We did not have significant capital lease obligations as of September 30, 2010.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2014. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of September 30, 2010.

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized income tax benefits of approximately $50.4 million as September 30, 2010. We have included in the table above any liability for our unrecognized income tax benefits related to audits and other tax matters that we are likely to pay within a twelve month period. The ultimate resolution and timing of payment for remaining matters remains uncertain and are therefore excluded from the above table.

Outlook

        We continue to assume a slight recovery in U.S. and Canadian housings starts in 2010 compared to 2009 and conditions have remained favorable for PVC exports. Natural gas costs have been below our expectations and caustic soda prices have increased steadily through the first nine months of 2010. Aromatics has seen strong volume in the first nine months of 2010, and we expect demand to remain higher in the fourth quarter compared to the fourth quarter of 2009. Ethylene prices have recently moved higher, but the impact on margins may be largely offset by PVC price increases and seasonally high operating rates due to higher levels of exports.

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

Critical Accounting Policies

        During the nine months ended September 30, 2010, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009. There have been no material changes with respect to our exposure to market risks from those set out in such report.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in internal control over financial reporting in the area of accounting for income taxes, the company's disclosure controls and procedures were not effective as of that date.

        For certain additional information regarding the restatement of certain of the company's historical financial results and the material weakness identified by management, see Note 22 of the Notes to Consolidated Financial Statements, and "Item 9A. Controls and Procedures," each contained in Amendment No. 2 on Form 10-K/A for the year ended December 31, 2009 (the "Amended Annual Report").

        Changes in Internal Control.    There were changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 (the "Third Quarter") that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, as a result of the identification, during the Third Quarter, of the issues that led to the restatements during the Third Quarter, and as a result of the company concluding that the company has a material weakness of internal control over financial reporting in the area of accounting for income taxes, the company began to implement, and has implemented to varying degrees, the following remediation steps during the Third Quarter to address that material weakness and to improve the company's internal control over financial reporting:

  •
  hiring additional qualified personnel in our Tax Department;

  •
  requiring the involvement of two third-party subject matter experts for material and complex tax transactions, such as the financial restructuring activities we undertook in 2009;

  •
  expanding the scope of work performed by third-party tax professionals and an increase in the level of review and validation of that work performed by management in the preparation of our provision for income taxes; and

  •
  developing and implementing additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes, reconciliations of tax accounts and uncertain tax positions on a quarterly basis.

        Subsequent to September 30, 2010, the Company has continued to undertake changes to its internal control over financial reporting in order to address and remediate such material weakness.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        The first three paragraphs of Note 10 to the accompanying unaudited condensed consolidated financial statements are incorporated by reference herein.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009. During the quarter ended September 30, 2010, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        In addition to the risks set out under the heading "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 11, 2010, the Company, and the value of an investment in the Company's securities, is also subject to the following material risk, the occurrence of which could have a material adverse effect on our business, financial condition or results of operations, and which could materially adversely impact the value of an investment in the Company's securities.

We have identified a material weakness in the area of accounting for income taxes. If the steps we have taken and expect to take to remediate this material weakness are not successful, the material weakness could result in a number of negative consequences.

        As described in more detail elsewhere in this Form 10-Q and in certain of our other filings with the Securities and Exchange Commission, we have identified a material weakness in our internal control over financial reporting, in the area of accounting for income taxes. Although our management has taken certain measures, and intends to take additional measures, to remediate this material weakness, if these measures are not successful, such material weakness could result in a number of negative consequences, including continued significant management time and attention, additional costs, future misstatements in our financial statements, our inability to timely meet financial statement reporting and filing obligations, a loss of confidence by investors in our reported financial information and a negative effect on the trading price of our common stock.

Item 6.    EXHIBITS

Exhibits
3.2	Georgia Gulf Corporation Amended and Restated Bylaws as adopted and in effect on September 13, 2010
10	Letter Agreement regarding employment of Joseph C. Breunig, dated July 26, 2010.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

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