Form 10-Q
period 2011-03-31
GEORGIA GULF CORP /DE/
filed 2011-05-06
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2011
Common Stock, $0.01 par value	33,968,489

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2011
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$33,498	$122,758
Receivables, net of allowance for doubtful accounts of $9,974 in 2011 and $10,026 in 2010	377,152	267,662
Inventories	351,889	261,235
Prepaid expenses	21,038	16,606
Income tax receivables	778	899
Deferred income taxes	10,470	7,266

Total current assets	794,825	676,426
Property, plant and equipment, net	669,075	653,137
Goodwill	215,465	209,631
Intangible assets, net of accumulated amortization of $12,421 in 2011 and $11,873 in 2010	48,267	14,351
Deferred income taxes	8,626	8,078
Other assets, net	86,539	89,927
Non-current assets held for sale	14,151	14,151

Total assets	$1,836,948	$1,665,701

Liabilities and Stockholders' Equity
Current portion of long-term debt	$61,656	$22,132
Accounts payable	237,308	132,639
Interest payable	13,050	22,558
Income taxes payable	4,865	2,910
Accrued compensation	14,927	38,382
Liability for unrecognized income tax benefits and other tax reserves	2,918	8,822
Other accrued liabilities	51,309	48,536

Total current liabilities	386,033	275,979
Long-term debt	702,213	667,810
Liability for unrecognized income tax benefits	48,692	46,884
Deferred income taxes	199,168	189,805
Other non-current liabilities	38,503	40,631

Total liabilities	1,374,609	1,221,109

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; shares issued and outstanding: 33,968,489 in 2011 and 33,962,291 in 2010	340	340
Additional paid-in capital	476,920	476,276
Accumulated deficit	(19,686)	(31,814)
Accumulated other comprehensive income (loss), net of tax	4,765	(210)

Total stockholders' equity	462,339	444,592

Total liabilities and stockholders' equity	$1,836,948	$1,665,701

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except earnings per share data)	2011	2010
Net sales	$787,936	$631,450
Operating costs and expenses:
Cost of sales	712,228	604,371
Selling, general and administrative expenses	38,485	37,858
Restructuring costs (income)	582	(305)

Total operating costs and expenses	751,295	641,924

Operating income (loss)	36,641	(10,474)

Interest expense, net	(16,469)	(17,835)
Foreign exchange loss	(600)	(5)

Income (loss) before income taxes	19,572	(28,314)
Provision (benefit) for income taxes	7,444	(9,283)

Net income (loss)	$12,128	$(19,031)

Earnings (loss) per share:
Basic	$0.35	$(0.56)
Diluted	$0.35	$(0.56)
Weighted average common shares:
Basic	33,967	33,720
Diluted	33,981	33,720

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$12,128	$(19,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,449	24,887
Foreign exchange gain	(214)	(531)
Deferred income taxes	2,755	(12,222)
Excess tax benefits from share-based payment arrangements	(13)	(583)
Stock based compensation	805	712
Other non-cash items	(157)	6,188
Change in operating assets, liabilities and other	(117,355)	(41,429)

Net cash used in operating activities	(76,602)	(42,009)

Cash flows from investing activities:
Capital expenditures	(10,869)	(10,955)
Proceeds from sale of property, plant and equipment, and assets held-for sale	22	770
Acquisition, net of cash acquired	(71,623)	—

Net cash used in investing activities	(82,470)	(10,185)

Cash flows from financing activities:
Repayments on ABL revolver	(72,304)	(132,378)
Borrowings on ABL revolver	143,118	193,562
Repayment of long-term debt	—	(13)
Fees paid to amend or issue debt facilities	(1,480)	(3,020)
Excess tax benefits from share-based payment arrangements	13	3,328

Net cash provided by financing activities	69,347	61,479

Effect of exchange rate changes on cash and cash equivalents	465	(148)

Net change in cash and cash equivalents	(89,260)	9,137

Cash and cash equivalents at beginning of period	122,758	38,797

Cash and cash equivalents at end of period	$33,498	$47,934

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our financial condition as of, and our operating results for the three month period ended, March 31, 2011 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2011 or any other interim period.

        On February 9, 2011, we acquired Exterior Portfolio by Crane ("Exterior Portfolio"), a leading U.S. manufacturer and marketer of siding products, for a net purchase price of $71.6 million. The preliminary allocation of the net purchase price and results of Exterior Portfolio's operations are reflected in our condensed consolidated financial statements since that date. The purchase price allocation is preliminary and is subject to, among other things, the final valuation of assets acquired and liabilities assumed, and may be adjusted within twelve months of the closing date of the acquisition.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"). There have been no material changes in the significant accounting policies followed by us during the three month period ended March 31, 2011 from those disclosed in the 2010 Annual Report.

2. NEW ACCOUNTING PRONOUNCEMENTS

        On January 21, 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, which amends Accounting Standards Codification ("ASC") topic 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements in the fair value hierarchy. This ASU also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers' disclosures about postretirement benefit plan assets under ASC topic 715 to require that disclosures be provided by classes of assets instead of major categories of assets. The adoption of this ASU in 2010 did not have a material impact on our consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, which amends ASC topic 805, Business Combinations. The amendments in this update specify that if a publicly-traded entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this standard on January 1, 2011 did not have a material impact on our consolidated financial statements.

3. RESTRUCTURING ACTIVITIES

        In March 2008, our outdoor storage building business was sold and as part of exiting this business, we initiated a restructuring plan (the "Outdoor Storage Plan"). In connection with the Outdoor Storage Plan, we incurred costs related to termination benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in 2008 and 2009 in accordance with ASC subtopic 420-10 Exit or Disposal Cost Obligations and related accounting standards. No significant costs related to the Outdoor Storage Plan were incurred in the three months ended March 31, 2011 or 2010, and we do not expect any future costs associated with the Outdoor Storage Plan.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 and related accounting standards. For the three months ended March 31, 2011, we incurred $0.6 million related to the settlement of pension and postretirement benefits from our permanently shut down PVC manufacturing facility. For the three months ended March 31, 2010, we realized a recovery of $0.8 million related to the Fourth Quarter 2008 Restructuring Plan primarily due to reversal of remediation costs that did not have to be incurred or reimbursed by us. This amount is noted as a reduction in the additions column in the table below. In addition, we incurred $0.1 million in long-lived asset impairment charges. We do not expect there to be any future costs associated with the Fourth Quarter 2008 Restructuring Plan.

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles business (the "2009 Window and Door Consolidation Plan"). As a result we incurred restructuring costs, including fixed asset impairment charges, termination benefits and other exit costs which have been recognized in accordance with ASC subtopic 420-10 and related accounting standards. For the three months ended March 31, 2011, there were no additional restructuring charges. For the three months ended March 31, 2010, an additional $0.4 million of restructuring expenses were incurred and are noted in the table below. We do not expect there to be any future costs associated with the 2009 Window and Door Consolidation Plan.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        A summary of our restructuring activities recognized as a result of the Fourth Quarter 2008 Restructuring Plan, the Outdoor Storage Plan and the 2009 Window and Door Consolidation Plan, by reportable segment for the three months ended March 31, 2011 and 2010 is as follows:

(In thousands)	Balance at December 31, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at March 31, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	634	(789)	136	$89
Exit costs	130	—	—	4	134
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(52)	(179)	21	958
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	29	—	(24)	—	5
Outdoor Storage Plan:
Involuntary termination benefits	57	—	—	1	58
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	156	—	—	5	161

Total	$1,648	$582	$(992)	$167	$1,405

(In thousands)	Balance at December 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at March 31, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	—	(991)	10	$49
Exit costs	1,976	(1,088)	(223)	(123)	542
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	225	(613)	73	2,103
Exit costs	—	55	(55)		—
2009 Window and Door Consolidation Plan:
Involuntary termination benefits	879	(68)	(184)	24	651
Exit costs	179	456	(635)	—	—
Outdoor Storage Plan:
Involuntary termination benefits	163	(21)	(19)	4	127
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	48	—	—	1	49

Total	$6,693	$(441)	$(2,720)	$(11)	$3,521

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	March 31, 2011	December 31, 2010
Raw materials	$135,283	$98,815
Work-in-progress and supplies	6,154	5,104
Finished goods	210,452	157,316

Inventories	$351,889	$261,235

5. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Machinery and equipment	$1,420,812	$1,395,455
Land and land improvements	91,593	89,042
Buildings	209,570	201,228
Construction-in-progress	27,400	21,573

Property, plant and equipment, at cost	1,749,375	1,707,298
Accumulated depreciation	(1,080,300)	(1,054,161)

Property, plant and equipment, net	$669,075	$653,137

6. OTHER ASSETS, NET and NON-CURRENT ASSETS HELD FOR SALE

(In thousands)	March 31, 2011	December 31, 2010
Advances for long-term purchase contracts	$44,690	$49,204
Investment in joint ventures	8,457	9,691
Deferred financing costs, net	22,565	21,926
Other	10,827	9,106

Total other assets, net	$86,539	$89,927

        The decrease in Advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts. The amortization of these costs is reflected as other non-cash items in the accompanying unaudited condensed consolidated statement of cash flows.

        Assets Held-For-Sale.    Assets held-for-sale includes real estate totaling $14.2 million at both March 31, 2011 and December 31, 2010.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        In February 2011 we acquired Exterior Portfolio which is now a part of our building products segment. We have performed preliminary estimates of the fair value of the acquired assets and liabilities and a related preliminary allocation of the net purchase price to goodwill and other intangible assets as follows: $24.1 million customer relationships, $6.0 million technology, $4.3 million trade names and the residual $2.9 million was attributed to goodwill. These allocations are preliminary and are subject to, among other things, the final valuation of the assets acquired and liabilities assumed and may be adjusted within twelve months of the closing date of this acquisition.

        Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the quarter ended and as of March 31, 2011 and as of December 31, 2010.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Accumulated impairment losses at December 31, 2010	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2010	$189,779	$19,852	$209,631

Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Preliminary addition—Exterior Portfolio	—	2,891	2,891
Foreign currency translation adjustment	2,943	—	2,943

Gross goodwill at March 31, 2011	248,209	154,949	403,158
Accumulated impairment losses at March 31, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at March 31, 2011	$192,722	$22,743	$215,465

        Indefinite-lived intangible assets.    At March 31, 2011 and December 31, 2010 our indefinite-lived assets consisted of trade names. The following table provides a summary of the indefinite-lived intangible assets by reportable segment as of March 31, 2011 and December 31, 2010.

Indefinite-lived intangible asset-trade names

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2010	$372	$4,247	$4,619

Preliminary addition—Exterior Portfolio	$—	$4,300	$4,300
Foreign currency translation adjustment	10	55	65

Balance at March 31, 2011	$382	$8,602	$8,984

        Finite-lived intangible assets.    At March 31, 2011 and December 31, 2010, we had customer relationship and technology intangible assets that relate to our building products segment. As noted above, an additional $24.1 million for customer relationships and $6.0 million for technology are included in the March 31, 2011 building products segment balances relating to the preliminary allocation from the Exterior Portfolio acquisition.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

  Finite-lived intangible assets

(In thousands)	Building Products
Gross carrying amounts at March 31, 2011:
Customer relationships	$35,522
Technology	17,867

Total	53,389
Accumulated amortization at March 31, 2011:
Customer relationships	(5,450)
Technology	(6,971)

Total	(12,421)
Foreign currency translation adjustment and other at March 31, 2011:
Customer relationships	(1,685)
Technology	—

Total	(1,685)
Net carrying amounts at March 31, 2011:
Customer relationships	28,387
Technology	10,896

Total	$39,283

(In thousands)	Building Products
Gross carrying amounts at December 31, 2010:
Customer relationships	$11,422
Technology	11,867

Total	23,289
Accumulated amortization at December 31, 2010:
Customer relationships	(5,199)
Technology	(6,674)

Total	(11,873)
Foreign currency translation adjustment and other at December 31, 2010:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2010:
Customer relationships	4,539
Technology	5,193

Total	$9,732

        Amortization expense for the finite-lived intangible assets was $0.5 million and $0.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Total finite-lived intangible asset

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

8. LONG-TERM DEBT

        Long-term debt consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Senior secured ABL revolving credit facility due 2016	$70,830	$—
9.0% senior secured notes due 2017	497,175	497,085
7.125% senior notes due 2013	8,965	8,965
9.5% senior notes due 2014	13,165	13,162
10.75% senior subordinated notes due 2016	41,425	41,412
Lease financing obligation	115,380	112,385
Other	16,929	16,933

Total debt	763,869	689,942
Less current portion	(61,656)	(22,132)

Long-term debt	$702,213	$667,810

        The senior secured asset-based revolving credit facility (the "ABL Revolver") provides for a maximum of $300 million of revolving credit through January 2016, subject to borrowing base availability, including sub-limits for letters of credit and swing line loans. The borrowing base is equal to specified percentages of our eligible accounts receivable and inventories, less other reserves reasonably determined by the co-collateral agents. The borrowings under the ABL Revolver are generally secured by substantially all of our assets; at March 31, 2011, however, we had not yet completed the process pursuant to which Exterior Portfolio will become a guarantor of our obligations under the ABL Revolver and its assets will be pledged as collateral to secure the obligations thereunder. We expect this process to be completed prior to the end of the second quarter of 2011.

        On January 14, 2011, we entered into an amendment to the ABL Revolver. The amendment extends the maturity date of the ABL Revolver by two years to January 13, 2016, eliminates the $15 million availability block, reduces the unused commitment fees, reduces the applicable margins for borrowings under the ABL Revolver and amends the average excess availability amounts to which those margins apply.

        The weighted average interest rate under the ABL Revolver was 4.8 percent and 5.1 percent as of March 31, 2011 and December 31, 2010, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00. At March 31, 2011 and December 31, 2010 excess availability was $213.0 million and $264.8 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT (Continued)

guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness, including the 9.0 percent senior secured notes due 2017 (the "9.0 percent senior notes"); amend or otherwise alter terms of certain indebtedness, including the 9.0 percent senior secured notes; engage in certain transactions with affiliates; and alter the business that we conduct.

        If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Revolver exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Revolver is less than $60.0 million for a period of three consecutive business days or certain events of default have occurred, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under the ABL Revolver, which will be used to repay outstanding loans and cash collateralize letters of credit.

        At March 31, 2011 and December 31, 2010, we had $70.8 million and nil in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $16.2 million and $20.2 million, respectively. On April 4, 2011, we redeemed all of our 7.125% Senior Notes due 2013 and 9.5% Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.1 million. In addition, our other note payable of $16.9 million is due in January 2012, and over the next twelve months, we expect to repay approximately $22.7 million of borrowings under our ABL Revolver. Therefore, we have classified these debts as current in our consolidated balance sheet as of March 31, 2011.

        On December 22, 2009, we issued $500.0 million principal amount of 9.0 percent senior secured notes that are due in 2017. Interest on these notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100.0 percent on or after January 15, 2016. During any twelve-month period prior to January 15, 2014 we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0 percent senior secured notes at a redemption price of 103.0 percent of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the 9.0 percent senior secured notes at a redemption price equal to 109.0 percent of such principal amount, plus any accrued and unpaid interest. In addition, we may redeem some or all of the 9.0 percent senior secured notes at any time prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent senior secured notes are generally secured by substantially all of our assets, and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments. At March 31, 2011, however, we had not yet completed the process pursuant to which Exterior Portfolio will become a guarantor of our obligations under the 9.0 percent senior secured notes and its assets will be pledged as collateral to secure the obligations thereunder. We expect this process to be completed prior to the end of the second quarter of 2011.

        Lease Financing Obligation.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT (Continued)

recorded as a financing transaction rather than a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheets. The future minimum lease payments under the terms of the related lease agreements at March 31, 2011 are $5.8 million in 2011, $7.7 million in 2012, $8.0 million in 2013, $8.0 million in 2014, $8.3 million in 2015, and $10.5 million thereafter. The change in the future minimum lease payments from the December 31, 2010 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the three months ended March 31, 2011.

9. COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the United States Environmental Protection Agency (USEPA) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things, undertake certain other environmental improvement projects. While the cost of such additional projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

9. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility we acquired known as the Calcasieu Estuary. It is likely that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 Potentially Responsible Parties (PRPs) associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be significant. Also, Superfund statutes may impose joint and several liabilities for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

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

        CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the Chlorovinyls business we acquired from it, including the Lake Charles, Louisiana VCM facility. For all matters of environmental contamination that were known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For environmental matters that were then unknown, we must generally have made such claims for indemnification before November 12, 2009. No such material claims were made.

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $1.3 million accrual in non-current liabilities at March 31, 2011.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EARNINGS (LOSS) PER SHARE

        We calculate earnings per share in accordance with ASC subtopic 260-10, Earnings per Share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of our restricted stock awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to holders of restricted stock and common stock based on their respective ownership percentage.

        The two-class method also requires the denominator to include the weighted average number of shares of restricted stock units when calculating basic earnings per share. At March 31, 2011 and 2010 there are 0.9 million and 1.2 million, respectively, weighted average restricted stock units. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock options calculated using the treasury stock method, subject to the anti-dilution provisions of ASC subtopic 260-10.

        In computing diluted earnings per share for the quarters ended March 31, 2011 and 2010, options to purchase 0.2 million shares and 0.1 million shares, respectively, were not included due to their anti-dilutive effect.

        Computations of common stock basic and diluted earnings (loss) per share are presented in the following table:

	Three months ended March 31,
In thousands, except per share data	2011	2010(a)
Basic earnings (loss) per share
Undistributed income (loss)	$12,128	$(19,031)
Deduct: Undistributed earnings—Restricted stock	315	—

Common stockholders' interest in undistributed income (loss)	$11,813	$(19,031)

Weighted average common shares—Basic	33,967	33,720
Total common stockholders' basic earnings (loss) per share	$0.35	$(0.56)

Diluted earnings (loss) per share
Common stockholders' interest in undistributed income (loss) used in diluted earnings per share	$11,813	$(19,031)

Weighted average common shares—Basic	33,967	33,720
Stock options	14	—

Weighted average common shares—Diluted	33,981	33,720

Total common stock diluted earnings (loss) per share	$0.35	$(0.56)

(a)
In accordance with ASC subtopic 260-10, undistributed losses have been entirely allocated to the common stockholders and corresponding common stockholders' basic and diluted loss per share due to the fact that the restricted stock owners are not contractually obligated to share in the losses of the Company.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE RETIREMENT PLANS

        The following table provides the components of the net periodic benefit cost (income) for all of our pension plans:

	Three Months Ended March 31,
(In thousands)	2011	2010
Components of net periodic benefit cost (income):
Interest cost	$1,877	$1,963
Expected return on assets	(2,389)	(2,458)
Amortization of:
Prior service credit	1	—
Actuarial loss recognized due to settlement	591	—
Actuarial loss	247	204

Total net periodic benefit cost (income)	$327	$(291)

        Our major assumptions used to determine the net periodic benefit cost (income) for our U.S. pension plans are presented as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Discount rate	5.55%	6.00%
Expected return on assets	8.50%	8.75%

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian Pension Plan. All future benefit obligations for this pension plan were fully funded in February 2011 with a contribution of approximately $0.8 million with a corresponding restructuring charge recognized in the three months ended March 31, 2011.

        For the three months ended March 31, 2011, we made no contributions to the U.S. pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in each of the three month periods ended March 31, 2011 and 2010 of approximately $0.4 million.

12. STOCK-BASED COMPENSATION

        Under our 2009 Equity and Performance Incentive Plan, we have been authorized by our stockholders to grant various awards for up to 3,033,000 shares of our common stock to employees and non-employee directors. We have various types of share-based payment arrangements with our employees and non-employee directors including restricted stock units, deferred stock units, and stock options. We issue new shares upon the exercise of stock options and the issuance of deferred stock units and restricted stock units. As of March 31, 2011, there were 614,182 shares available for future grant to employees and non-employee directors under our 2009 Plan.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

        Total after-tax share-based compensation cost by type of program was as follows:

	Three months ended March 31,
In thousands	2011	2010
Restricted and deferred stock units expense	$690	$579
Stock options expense	115	133

Before-tax share-based compensation expense	805	712
Income tax benefit	(215)	(281)

After-tax share-based compensation expense	$590	$431

        The amount of share-based compensation cost capitalized in periods represented was not material.

        As of March 31, 2011 and 2010, we had approximately $4.3 million and $5.6 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $1.5 million and $3.5 million, respectively.

        Stock Options.    During the three months ended March 31, 2011 and 2010, we granted no options to purchase shares. Option prices are equal to the closing price of our common stock on the date of grant. Options vest over a three-year period from the date of grant and expire no more than ten years after the date of grant.

        A summary of stock option activity under all plans for the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	155,693		$340.48
Granted	—
Exercised	—
Expired	(6,980)		422.50
Forfeited	(220)		717.18

Outstanding on March 31, 2011	148,493	6.0 years	$336.06	$799

Vested or expected to vest at March 31, 2011	128,756	5.7 years	$383.97	$508
Exercisable on March 31, 2011	148,275	6.0 years	$336.53	$795

        Stock-based Compensation Related to Stock Options.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. We use

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

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

        Restricted and Deferred Stock.    During the three months ended March 31, 2011 and 2010, we granted nil and 31,800 restricted stock and deferred stock units, respectively, to non-employee directors. The restricted stock units and shares of restricted stock granted generally vest over a three-year period. The weighted average grant date fair value per share of restricted stock and deferred stock units granted during the three months ended March 31, 2011 and 2010 was nil and $17.62, respectively, which is based on the stock price as of the date of grant. A summary of restricted stock and deferred stock units and related changes therein during the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	909,358		$10.75
Granted	—		—
Vested and released	(7,217)		86.07
Forfeited	—		—

Outstanding on March 31, 2011	902,141	1.6 Years	$10.14	$33,379

Vested or expected to vest at March 31, 2011	899,429	1.6 Years	$10.14	$33,279

13. COMPREHENSIVE INCOME (LOSS) INFORMATION

        Our comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required by ASC subtopic 715-30, Compensation—Retirement

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMPREHENSIVE INCOME (LOSS) INFORMATION (Continued)

Benefits—Defined Benefit Plans—Pensions. The components of accumulated other comprehensive income (loss) and total comprehensive income (loss) are shown as follows:

Accumulated other comprehensive income (loss)—net of tax

(In thousands)	March 31, 2011	December 31, 2010
Unrealized gain on derivative contracts	$180	$264
Pension liability adjustment including effect of ASC topic 715	(26,652)	(27,641)
Currency translation adjustment	31,237	27,167

Total accumulated other comprehensive income (loss), net of tax	$4,765	$(210)

        The components of total comprehensive income are as follows:

Total comprehensive income (loss)

	Three Months Ended March 31,
(In thousands)	2011	2010
Net income (loss)	$12,128	$(19,031)
Unrealized loss on derivative contracts	(84)	(255)
Pension liability adjustment including effect of ASC topic 715	989	147
Currency translation adjustment	4,070	4,338

Total comprehensive income (loss)	$17,103	$(14,801)

14. INCOME TAXES

        Our effective income tax rate for the three months ended March 31, 2011 was 38.0% as compared to 32.8% for the three months ended March 31, 2010. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to provisions for state tax, various permanent differences, the release of a portion of the valuation allowance against certain deferred tax assets in Canada, and the impact of various uncertain tax positions. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from percentage depletion offset by a deferred tax asset valuation allowance in Canada.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and commodity forward purchase contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our 9.0 percent senior secured notes and our natural gas forward purchase contracts are based on quoted market values. Due to limited trading activity for our 7.125 percent senior notes due 2013, our 9.5 percent senior notes due 2014, and our 10.75 percent senior subordinated notes due 2016, the fair

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

values of those notes are estimated based on a weighted average of trading activity before and after March 31, 2011. Our ABL Revolver is fair valued using comparable recent third party transactions. Our natural gas forward purchase contracts are fair valued with Level 2 inputs.

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

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$497,175	$555,000	$497,085	$538,750
Level 2
Long-term debt:
10.75% senior subordinated notes due 2016	41,425	44,785	41,412	43,644
7.125% senior notes due 2013	8,965	9,072	8,965	8,885
9.5% senior notes due 2014	13,165	13,841	13,162	13,235
ABL Revolver due 2016	70,830	70,830	—	—
Derivative instruments:
Natural gas forward purchase contracts liability (asset)	(286)	(286)	(425)	(425)

16. SEGMENT INFORMATION

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended March 31, 2011:
Net sales	$326,319	$304,113	$157,504	$—	$787,936
Intersegment revenues	64,261	—	3	(64,264)	—
Restructuring costs (income)	635		(53)		582
Operating income (loss)	37,740	19,782	(12,066)	(8,815)	36,641
Depreciation and amortization	14,599	360	9,359	1,131	25,449
Three months ended March 31, 2010:
Net sales	$287,711	$190,689	$153,050	$—	$631,450
Intersegment revenues	57,440	—	—	(57,440)	—
Restructuring costs (income)	(952)	—	647	—	(305)
Operating income (loss)	(8,652)	9,645	(3,673)	(7,794)	(10,474)
Depreciation and amortization	14,798	380	8,463	1,246	24,887

Sales by Product Line

        The table below summarizes sales by product. Our electrovinyls products are primarily comprised of chlorine/caustic soda, VCM and vinyl resins. Our compound products are comprised of vinyl compounds, compound additives and plasticizers. Our outdoor building products are comprised of siding, pipe and pipe fittings, deck, fence, and rail.

	Three Months Ended March 31,
(In thousands)	2011	2010
Chlorovinyls
Electrovinyl products	$218,769	$195,257
Compound products	107,550	92,454

Total	326,319	287,711

Aromatics
Cumene products	180,746	133,909
Phenol/acetone products	123,367	56,780

Total	304,113	190,689

Building Products
Window & door profiles and moulding products	65,173	69,255
Outdoor building products	92,331	83,795

Total	157,504	153,050

Total net sales	$787,936	$631,450

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION

        Our payment obligations under the indenture for our 9.0 percent senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., and Royal Window and Door Profiles Plant 14 Inc., all of which are wholly-owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. In addition, the company is in the process of making Exterior Portfolio, LLC one of the Guarantor Subsidiaries, and expects that addition to be effective during the second quarter of 2011. The guarantees are full, unconditional and joint and several. Georgia Gulf is in essence a holding company for all of its wholly and majority owned subsidiaries. Investments in subsidiaries in the following tables reflect investments in wholly owned entities within Georgia Gulf Corporation. The Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company's public debt to be exempt from reporting under the Securities Exchange Act of 1934.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
March 31, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$29,356	$4,142	$—	$33,498
Receivables, net	—	634,864	86,727	(344,439)	377,152
Inventories	—	228,765	123,124	—	351,889
Prepaid expenses	108	15,941	4,989	—	21,038
Income tax receivable	—	658	120	—	778
Deferred income taxes	—	10,806	(336)	—	10,470

Total current assets	108	920,390	218,766	(344,439)	794,825
Property, plant and equipment, net	219	406,230	262,626	—	669,075
Long term receivables—affiliates	469,516	—	—	(469,516)	—
Goodwill	—	97,572	117,893	—	215,465
Intangibles, net	—	11,647	36,620	—	48,267
Deferred income taxes	—	—	8,626	—	8,626
Other assets	18,715	55,528	12,296	—	86,539
Non-current assets held for sale	—	14,151	—	—	14,151
Investment in Subsidiaries	1,117,112	69,407	—	(1,186,519)	—

Total assets	$1,605,670	$1,574,925	$656,827	$(2,000,474)	$1,836,948

Liabilities and Stockholders' Equity
Current portion of long-term debt	$59,626	$—	$2,030	$—	$61,656
Accounts payable	330,991	200,100	50,656	(344,439)	237,308
Interest payable	13,047	—	3	—	13,050
Income taxes payable	(14)	3,584	1,295	—	4,865
Accrued compensation	1,976	3,246	9,705	—	14,927
Liability for unrecognized income tax benefits and other tax reserves	—	2,918	—	—	2,918
Other accrued liabilites	419	20,037	30,853	—	51,309

Total current liabilities	406,045	229,885	94,542	(344,439)	386,033
Long-term debt	586,834	—	115,379	—	702,213
Long-term payables—affiliates	—	—	469,516	(469,516)	—
Liability for unrecognized income tax benefits	—	7,322	41,370	—	48,692
Deferred income taxes	23,823	176,208	(863)	—	199,168
Other non-current liabilities	126,629	44,398	2,136	(134,660)	38,503

Total liabilities	1,143,331	457,813	722,080	(948,615)	1,374,609

Total stockholders' equity (deficit)	462,339	1,117,112	(65,253)	(1,051,859)	462,339

Total liabilities and stockholders' equity (deficit)	$1,605,670	$1,574,925	$656,827	$(2,000,474)	$1,836,948

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2010

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$93,681	$29,077	$—	$122,758
Receivables, net	72	580,625	66,537	(379,572)	267,662
Inventories	—	174,231	87,004	—	261,235
Prepaid expenses	147	12,712	3,747	—	16,606
Income tax receivables	—	844	55	—	899
Deferred income taxes	—	7,266	—	—	7,266

Total current assets	219	869,359	186,420	(379,572)	676,426
Property, plant and equipment, net	228	413,137	239,772	—	653,137
Long-term receivables—affiliates	457,500	—	—	(457,500)	—
Goodwill	—	97,572	112,059	—	209,631
Intangibles, net	—	11,875	2,476	—	14,351
Deferred income taxes	—	—	8,078	—	8,078
Other assets, net	18,572	61,265	10,090	—	89,927
Non-current assets held-for-sale	—	14,151	—	—	14,151
Investment in subsidiaries	1,081,369	—	—	(1,081,369)	—

Total assets	$1,557,888	$1,467,359	$558,895	$(1,918,441)	$1,665,701

Current portion of long-term debt	$22,128	$4	$—	$—	$22,132
Accounts payable	375,604	112,422	24,185	(379,572)	132,639
Interest payable	22,528	—	30	—	22,558
Income taxes payable	—	1,683	1,227	—	2,910
Accrued compensation	—	23,863	14,519	—	38,382
Liability for unrecognized income tax benefits and other tax reserves	—	2,897	5,925	—	8,822
Other accrued liabilities	419	23,162	24,955	—	48,536

Total current liabilities	420,679	164,031	70,841	(379,572)	275,979
Long-term debt	555,425	—	112,385	—	667,810
Long-term payables—affiliates	—	—	457,500	(457,500)	—
Liability for unrecognized income tax benefits	—	6,919	39,965	—	46,884
Deferred income taxes	19,144	170,661	—	—	189,805
Other non-current liabilities	118,048	44,379	2,913	(124,709)	40,631

Total liabilities	1,113,296	385,990	683,604	(961,781)	1,221,109

Total stockholders' equity (deficit)	444,592	1,081,369	(124,709)	(956,660)	444,592

Total liabilities and stockholders' equity (deficit)	$1,557,888	$1,467,359	$558,895	$(1,918,441)	$1,665,701

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Three Months Ended March 31, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$706,845	$128,748	$(47,657)	$787,936
Operating costs and expenses:
Cost of sales	—	642,156	117,729	(47,657)	712,228
Selling, general and administrative expenses	8,616	16,606	13,263	—	38,485
Restructuring costs	—	—	582	—	582

Total operating costs and expenses	8,616	658,762	131,574	(47,657)	751,295

Operating (loss) income	(8,616)	48,083	(2,826)	—	36,641

Other (expense) income
Interest (expense) income, net	(19,165)	8,480	(5,784)	—	(16,469)
Foreign exchange gain (loss)	54	12	(666)	—	(600)
Equity in income (loss) of subsidiaries	29,310	(2,949)	—	(26,361)	—

Income (loss) before income taxes	1,583	53,626	(9,276)	(26,361)	19,572

(Benefit) provision for income taxes	(10,545)	17,710	279	—	7,444

Net income (loss)	$12,128	$35,916	$(9,555)	$(26,361)	$12,128

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Three Months Ended March 31, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,876	$552,426	$117,888	$(42,740)	$631,450
Operating costs and expenses:
Cost of sales	—	542,567	100,669	(38,865)	604,371
Selling, general and administrative expenses	7,071	19,271	15,391	(3,875)	37,858
Restructuring costs (income)	—	544	(849)		(305)

Total operating costs and expenses	7,071	562,382	115,211	(42,740)	641,924

Operating (loss) income	(3,195)	(9,956)	2,677	—	(10,474)
Other income (expense):
Interest expense, net	(22,275)	8,270	(3,830)	—	(17,835)
Foreign exchange gain (loss)	12	—	(17)	—	(5)
Equity in income (loss) of subsidiaries	(2,614)	(283)	—	2,897	—
Intercompany interest income (expense)	1,032	—	(1,032)	—	—

(Loss) income before income taxes	(27,040)	(1,969)	(2,202)	2,897	(28,314)

(Benefit) provision for income taxes	(8,009)	(1,903)	629	—	(9,283)

Net (loss) income	$(19,031)	$(66)	$(2,831)	$2,897	$(19,031)

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,262	$(55,458)	$(25,406)	$—	$(76,602)

Cash flows from investing activities:
Capital expenditures	—	(9,468)	(1,401)	—	(10,869)
Proceeds from sale of assets	—	16	6	—	22
Acquisition, net of cash acquired	—	(71,623)	—	—	(71,623)

Net cash used in investing activities	—	(81,075)	(1,395)	—	(82,470)

Cash flows from financing activities:
Net change in ABL revolver	68,800	(4)	2,018	—	70,814
Fees paid to amend or issue debt facilities	(863)	—	(617)		(1,480)
Intercompany financing to fund acquisition	(72,212)	72,212	—	—	—
Tax benefits from employee share-based exercises	13	—	—	—	13

Net cash (used in) provided by financing activities	(4,262)	72,208	1,401	—	69,347

Effect of exchange rate changes on cash and cash equivalents	—	—	465	—	465

Net change in cash and cash equivalents	—	(64,325)	(24,935)	—	(89,260)
Cash and cash equivalents at beginning of period	—	93,681	29,077	—	122,758

Cash and cash equivalents at end of period	$—	$29,356	$4,142	$—	$33,498

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(46,265)	$24,426	$(20,170)	$—	$(42,009)

Cash flows from investing activities:
Capital expenditures	—	(8,068)	(2,887)	—	(10,955)
Proceeds from sale of assets	—	—	770	—	770

Net cash used in investing activities	—	(8,068)	(2,117)	—	(10,185)
Cash flows from financing activities:
Net change in ABL revolver	45,730	—	15,454	—	61,184
Long-term debt payments	—	(13)	—	—	(13)
Fees paid to amend or issue debt facilities	(2,793)	—	(227)	—	(3,020)
Tax benefits from employee share based exercises	3,328	—	—	—	3,328

Net cash (used in) provided by financing activities	46,265	(13)	15,227	—	61,479

Effect of exchange rate changes on cash and cash equivalents	—	—	(148)	—	(148)

Net change in cash and cash equivalents	—	16,345	(7,208)	—	9,137
Cash and cash equivalents at beginning of period	—	24,880	13,917	—	38,797

Cash and cash equivalents at end of period	$—	$41,225	$6,709	$—	$47,934

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

Acquisition

        On February 9, 2011, we acquired Exterior Portfolio by Crane from the Crane Group. Exterior Portfolio, headquartered in Columbus, Ohio, is a leading U.S. manufacturer and marketer of siding products with 2010 revenues of approximately $100.0 million. Exterior Portfolio markets siding and related accessories under the CraneBoard®, Portsmouth Shake®, Solid Core Siding® and Architectural Essentials™ brand names. The aggregate cash consideration paid was $71.6 million and was funded with cash on hand. The Exterior Portfolio financial results are reported in the building products segment.

Results of Operations

        The following table sets forth our consolidated statement of operations data for each of the three month periods ended March 31, 2011 and 2010, and the percentage of net sales of each line item for the three months presented.

	Three months ended March 31,
(Dollars in millions)	2011		2010
Net sales	$787.9	100.0%	$631.5	100.0%
Cost of sales	712.2	90.4	604.4	95.7

Gross margin	75.7	9.6	27.1	4.3
Selling, general and administrative expenses	38.5	4.9	37.9	6.0
Restructuring costs (income)	0.6	0.1	(0.3)	0.0

Operating income (loss)	36.6	4.6	(10.5)	(1.7)
Interest expense, net	16.5	2.1	17.8	2.8
Foreign exchange loss	0.6	0.1	—	—
Provision for (benefit from) income taxes	7.4	1.0	(9.3)	(1.5)

Net income (loss)	$12.1	1.5%	$(19.0)	(3.0)%

        The following table sets forth certain financial data by reportable segment for each of the three month periods ended March 31, 2011 and 2010.

	Three months ended March 31,
(Dollars in millions)	2011		2010
Net sales
Chlorovinyls products	$326.3	41.4%	$287.7	45.6%
Building products	157.5	20.0	153.1	24.2
Aromatics products	304.1	38.6	190.7	30.2

Total net sales	$787.9	100.0%	$631.5	100.0%

Operating income (loss)
Chlorovinyls products	$37.7		$(8.6)
Building products	(12.1)		(3.7)
Aromatics products	19.8		9.6
Unallocated Corporate	(8.8)		(7.8)

Total operating income (loss)	$36.6		$(10.5)

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

        Net Sales.    For the three months ended March 31, 2011, net sales totaled $787.9 million, an increase of 25 percent compared to $631.5 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales volumes of 13 percent and sales prices of 10 percent on a constant currency basis. Our overall sales volume increase was mainly attributable to an increase in domestic contract sales, opportunistic export spot sales, and strong aromatic products demand more than offsetting weak North American housing and construction markets. The seasonally adjusted annual U.S. and Canadian housing starts decreased 13 percent and 9 percent, respectively, from the first quarter of 2010 to the first quarter of this year, according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development issued in April 2011 and Canada Mortgage and Housing Corporation issued in April 2011. Our overall sales price increase was primarily a result of increases in the prices of most of our electrovinyl products and all of our aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for all of our raw materials and tighter supply as a result of global industry operating issues.

        Gross Margin.    Total gross margin increased to 9.6 percent of sales for the three months ended March 31, 2011 from 4.3 percent of sales for the three months ended March 31, 2010. This increase in gross margin percentage was primarily due to a margin expansion in our chlorovinyls and aromatics segments from higher sales prices due to industry operating issues in the US and Asia as well as lower manufacturing costs per unit due to a 20 percent increase in our overall operating rates. The $48.6 million gross margin increase was primarily due to an increase in sales volume for most of our chlorovinyls and aromatics products and a favorable Canadian dollar currency impact. Our sales price increases more than offset an increase in our raw material costs. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. Chemical Market Associates, Incorporated ("CMAI") reported a price increase of 18 percent for benzene, 28 percent for propylene and 1 percent for chlorine from the first quarter of 2010 to the first quarter of this year while ethylene and natural gas prices decreased 6 percent and 23 percent, respectively for the same time period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $38.5 million for the three months ended March 31, 2011, a 2 percent increase from the $37.9 million for the three months ended March 31, 2010. This selling, general and administrative expense increase of $0.6 million is primarily due to: (i) $3.6 million of additional selling, general and administrative expenses related to the Exterior Portfolio acquisition in our building products segment, (ii) $2.7 million salary and related benefits expense increase due to the company reducing previous hiring restrictions and reinstating various compensation related benefits throughout 2010, (iii) $1.2 million performance based incentive compensation increase primarily related to unallocated corporate expenses, and (iv) $0.6 million in unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar in our building products segment, offset by the favorable impact of a $4.4 million non-income tax reserve returned to income primarily in our building products segment during the first quarter of 2011 as the exposure is no longer probable.

        Interest Expense, net.    Interest expense, net decreased to $16.5 million for the three months ended March 31, 2011 from $17.8 million for the three months ended March 31, 2010. This decrease in interest expense (net) of $1.3 million was primarily attributable to a lower overall debt balance during the three months ended March 31, 2011 compared to the same period in 2010.

        Provision for (benefit from) income taxes.    The provision for income taxes was $7.4 million for the three months ended March 31, 2011 compared with a benefit for income taxes of $9.3 million for the three months ended March 31, 2010. The increase in the provision for income taxes primarily resulted from a $47.9 million increase in pre-tax income and from the release of a portion of the valuation allowance previously recorded in Canada. Our effective income tax rate for the three months ended March 31, 2011 was 38.0% as compared to 32.8% for the three months ended March 31, 2010. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to provisions for state tax, various permanent differences, the release of a portion of the valuation allowance against certain deferred tax assets in Canada, and the impact of various uncertain tax positions. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from percentage depletion offset by a deferred tax asset valuation allowance in Canada.

  Chlorovinyls Segment

        Net Sales.    Net sales totaled $326.3 million for the three months ended March 31, 2011, an increase of 13 percent compared with net sales of $287.7 million for the same quarter last year primarily from our electrovinyls products group. The net sales increase was a result of an increase in our overall sales prices of 9 percent and sales volume of 4 percent as compared to the three months ended March 31, 2010. Our overall sales price increases were primarily due to the increase in the caustic soda sales price. According to CMAI, the caustic soda industry sales price increased 72 percent from the first quarter of 2010 to the first quarter of this year. The caustic soda sales price increase was primarily attributable to an increase in industrial demand. Our overall chlorovinyls sales volume increase of 4 percent was due to an increase in domestic vinyl resin sales and opportunistic export spot caustic soda sales. Our domestic vinyl resin and vinyl compounds sales volume increased 9 percent and 12 percent, respectively. North American vinyl resin industry sales volume decreased 4 percent as a result of an increase in exports of 31 percent offset by a decrease in domestic sales volume of 4 percent, according to statistics from the American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") issued in April 2011.

        Operating Income (Loss).    Operating income increased by $46.3 million to operating income of $37.7 million for the three months ended March 31, 2011 from an operating loss of $8.6 million for the three months ended March 31, 2010. This operating income increase was due to an increase in caustic soda sales prices, increased North American vinyl resins and vinyl compound sales volumes, lower raw material and natural gas costs and lower manufacturing costs per unit due to a 16 percent increase in our overall operating rates. CMAI reported that industry prices of our primary feedstocks ethylene and natural gas decreased 6 percent and 23 percent, respectively from the same 2010 period. Our chlorovinyls operating rate increased from about 74 percent for the first three months of 2010 to about 86 percent for the same period of this year. During the three months ended March 31, 2011, we had no plant turnarounds for maintenance compared to two during the three months ended March 31, 2010.

Building Products Segment

        Net Sales.    Net sales totaled $157.5 million for the three months ended March 31, 2011, an increase of 2.9 percent (or 0.3 percent on a constant currency basis), compared to $153.1 million for the same quarter last year. The net sales increase includes the benefit of the acquisition of Exterior Portfolio in February 2011. After adjusting for the impact of the acquisition, volume declined approximately 7% in the quarter as Canadian demand was negatively impacted, in part, by the elimination of 2010 tax incentives. According to PIPS industry data for our products, North America extruded vinyl resin volumes declined 10 percent during the first quarter of 2011 as compared to the same period in 2010. For the first quarter of 2011 our building products segment geographical sales to the U.S. increased to 50% while Canadian sales declined to 49% compared to U.S. sales of 39% and Canadian Sales of 60% for the same period in 2010.

        Operating Loss.    Operating loss increased by $8.4 million to a loss of $12.1 million for the three months ended March 31, 2011 from an operating loss of $3.7 million for the three months ended March 31, 2010. The increase in operating loss was due to the geographic sales mix and higher raw materials, conversion, selling and acquisition costs. The first quarter of 2011 includes net income of $1.2 million relating to a $3.6 million net reversal of a non-income tax reserve as the exposure is no longer probable, partially offset by acquisition costs and one time fair value amortization of inventory of $2.4 million.

Aromatics Segment

        Net Sales.    Net sales were $304.1 million for the three months ended March 31, 2011, an increase of 59 percent compared to $190.7 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales volume of 38 percent and sales prices of 16 percent as compared to the three months ended March 31, 2010. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of cumene of 12 percent and phenol and acetone of about 97 percent. Our aromatics sales volume increases were due to strong phenol demand in both North America and Asia as well as a tighter supply due to operating issues in the U.S. Our overall average sales prices increased as a result of an increase in the prices of cumene of 21 percent, and phenol and acetone of 11 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene.

        Operating Income.    Operating income increased by $10.2 million to $19.8 million for the three months ended March 31, 2011 from $9.6 million for the three months ended March 31, 2010. This increase in operating income was due primarily to an increase in aromatics sales volumes due to strong phenol demand in both North America and Asia as well as cumene industry operating issues in the U.S. Our aromatics operating rate increased from 62 percent for the first three months of 2010 to about 84 percent for the same period of this year. In addition, our operating income improvement was driven by raw material prices rising throughout the first quarter of 2011 as we were able to more than recover previously purchased raw materials costs in an increasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. As a result, our sales price increases for all of our aromatics products more than offset a significant increase in our raw materials costs. Overall raw material costs increased 21 percent from the first three months of 2010 to the same period of this year, primarily as a result of increases in benzene and propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, increased 18 percent, and 28 percent, respectively from the same period of last year.

 Liquidity and Capital Resources

        Operating Activities.    For the three months ended March 31, 2011, we used $76.6 million of cash in operating activities as compared with $42.0 million for the three months ended March 31, 2010, primarily due to the increase in usage of net working capital of $71.4 million. Total working capital used for the three months ended March 31, 2011 was $115.9 million. The usage of cash for working capital included the increase of $100.1 million due to receivables, $73.6 million increase due to inventory, $24.9 million increase due to accrued compensation, $9.5 million due to interest payments and is offset by the increase in cash flow provided by accounts payable of $100.8 million. Net working capital at March 31, 2011 also reflected an increase in short term debt, largely due to the scheduled repayment of our 7.125% Senior Notes due 2013 and 9.5% Senior Notes due 2014 in the aggregate amount of $22.1 million. See Financing Activities for additional information.

        The major source of cash for the first three months of 2010 was an increase in accounts payable of $49.1 million. Major uses of cash for the first three months of 2010 were an increase in the accounts receivable of $65.9 million and an increase in inventories of $30.1 million.

        Investing Activities.    Net cash used in investing activities was $82.5 million and $10.2 million for the three months ended March 31, 2011 and 2010, respectively. The significant change in the current quarter was the $71.6 million acquisition of Exterior Portfolio. Capital expenditures used cash of $10.9 million and $11.0 million in the three months ended March 31, 2011 and 2010, respectively.

        Financing Activities.    Cash provided by financing activities was $69.3 million for the three months ended March 31, 2011 compared with $61.5 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, we drew a net of $70.8 million under our ABL Revolver primarily to fund the increased working capital demands.

        On April 4, 2011, we redeemed all of our 7.125% Senior Notes due 2013 and 9.5% Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.1 million. In addition, our other note payable of $16.9 million is due in January 2012, and over the next twelve months, we expect to repay approximately $22.7 million of borrowings under our ABL Revolver. Therefore, we have classified these debts as current in our consolidated balance sheet as of March 31, 2011.

        Short-Term Borrowings from Banks.    At March 31, 2011, under our ABL Revolver, we had a maximum borrowing capacity of $300.0 million, and net of qualifying accounts receivable and inventory, outstanding letters of credit of $16.2 million, current borrowings of $70.8 million, resulting in remaining availability of $213.0 million under the ABL Revolver at March 31, 2011.

($ in millions)	As of and for the quarter ended March 31, 2011
Short-Term Borrowings from Banks:
Outstanding amount at period end	$70.8
Weighted average interest rate at period end	4.8%
Average daily amount outstanding for the period	$20.0
Weighted average daily interest rate for the period	4.8%
Maximum month end amount outstanding during the period	$70.8

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $33.5 million and the availability to borrow an additional $213.0 million under our ABL Revolver as of March 31, 2011, the company has adequate funding for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements and comply with the financial ratios of the ABL Revolver and covenants under our indenture for the 9.0 percent senior secured notes. To the extent our cash flow and liquidity exceeds the levels necessary for us to make our required debt payments, fund our working capital and capital expenditure requirements and comply with our ABL Revolver and the indenture for the 9.0 percent senior secured notes, we may use that excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to further reduce our debt through optional prepayments or redemptions of our outstanding debt securities.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2010 can be found in our 2010 Annual Report on Form 10-K in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at March 31, 2011, have increased by approximately $15.6 million or 0.5 percent since December 31, 2010. The increase from December 31, 2010 is primarily related to us drawing on the ABL Revolver during the first quarter of 2011 to fund seasonal working capital demands.

Outlook

        We based our 2011 operating plans on conservative macro economic assumptions regarding the main drivers of our businesses. We assume a slight recovery in U.S. housing starts and a slight weakening in Canadian housing starts, gross domestic product ("GDP") growth in both the U.S. and Canada greater than 2 percent over 2010, strong global demand for our chemical products, and natural gas costs similar to 2010.

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

  •
  our substantial amount of leverage and significant debt service obligations;

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

  •
  changes in governmental and environmental regulations that may make it more difficult or expensive to operate our business or produce our products;

  •
  complications resulting from our multiple ERP systems;

  •
  difficulty in integrating acquisitions;

  •
  the timing and ability to remediate our material weakness;

  •
  changes from the preliminary to the final purchase price allocation from our acquisition of Exterior Portfolio;

  •
  other unforeseen circumstances; and

  •
  the length of time it will take our Plaquemine plant to return to normal operating rates and inventory levels.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

        During the three months ended March 31, 2011, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report").

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes with respect to our exposure to market risks from those set out in such report.

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in internal control over financial reporting in the area of accounting for income taxes, the company's disclosure controls and procedures were not effective as of that date.

        For additional information regarding this material weakness, see "Item 9A. Controls and Procedures" contained in the company's 2010 Annual Report.

  Changes in Internal Control.

        Other than as described below, there have not been any changes in the company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

        There were changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 (the "First Quarter") that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the identification in 2010 of the issues that led to the previously disclosed restatements of certain of our historical financial statements as described in "Item 9A. Controls and Procedures" of the Annual Report, and as a result of the company concluding that it has a material weakness of internal control over financial reporting in the area of accounting for income taxes, the company has implemented, and continued to implement during the First Quarter, a number of remediation steps to address that material weakness and has made significant progress to improve the company's internal control over financial reporting. Specifically, the following remediation steps were taken in the First Quarter:

  •
  we continued the process of hiring additional qualified personnel in our tax department;

  •
  we continued to require the involvement of two third party subject matter experts to review our accounting for any material and complex tax transactions;

  •
  we continued to require an expanded scope of work to be performed by third party tax professionals, and to increase the level of review and validation of that work by management, in the preparation of our provision for income taxes, and we continued to evaluate the coordination and management with a substantial level of third-party assistance; and

  •
  we continue to develop and implement additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes, reconciliations of tax accounts and uncertain tax positions.

        Subsequent to March 31, 2011, the Company has continued to undertake similar changes to its historical internal control over financial reporting in order to further address and remediate the existing material weakness in internal control over financial reporting in the area of accounting for taxes. The company anticipates that it will complete its implementation and testing of these remediation steps in 2011; however additional measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        The first five paragraphs of Note 9 to the accompanying unaudited condensed consolidated financial statements are incorporated by reference herein.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our 2010 Annual Report. During the quarter ended March 31, 2011, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2010 Annual Report.

Item 6.    EXHIBITS

Exhibits
10	Amendment No. 2, dated as of January 14, 2011 by and among Georgia Gulf Corporation, a Delaware corporation ("U.S. Borrower"), Royal Group, Inc., a Canadian federal corporation ("Canadian Borrower"), General Electric Capital Corporation ("GE Capital), as Administrative Agent, Swingline Lender and Co-Collateral Agent, Wachovia Capital Finance Corporation (New England) ("Wachovia Capital"), as Co-Collateral Agent and L/C Issuer, and the Lenders party hereto, under that certain Credit Agreement, dated as of December 22, 2009 (as the same may be further amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") by and among the U.S. Borrower, the Canadian Borrower, the other Credit Parties party thereto, the Lenders and the L/C Issuers from time to time party thereto, GE Capital, as Administrative Agent, Co-Collateral Agent and Co-Syndication Agent, and Wachovia Capital, as Co-Collateral Agent and Co-Syndication Agent.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: May 6, 2011	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2011	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)