Form 10-Q
period 2011-06-30
GEORGIA GULF CORP /DE/
filed 2011-08-05
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2011
Common Stock, $0.01 par value	34,238,535

Georgia Gulf Corporation Form 10-Q

Quarterly Period Ended June 30, 2011
Index

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

Georgia Gulf Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$41,686	$122,758
Receivables, net of allowance for doubtful accounts of $6,578 in 2011 and $10,026 in 2010	419,629	267,662
Inventories	369,143	261,235
Prepaid expenses	20,231	16,606
Income tax receivable	432	899
Deferred income taxes	10,769	7,266

Total current assets	861,890	676,426
Property, plant and equipment, net	663,873	653,137
Goodwill	215,989	209,631
Intangible assets, net of accumulated amortization of $13,281 in 2011 and $11,873 in 2010	47,419	14,351
Deferred income taxes	8,666	8,078
Other assets, net	95,858	104,078

Total assets	$1,893,695	$1,665,701

Liabilities and Stockholders' Equity
Current portion of long-term debt	$37,557	$22,132
Accounts payable	228,495	132,639
Interest payable	22,708	22,558
Income taxes payable	1,269	2,910
Accrued compensation	22,328	38,382
Liability for unrecognized income tax benefits and other tax reserves	2,940	8,822
Other accrued liabilites	64,658	48,536

Total current liabilities	379,955	275,979
Long-term debt	744,575	667,810
Liability for unrecognized income tax benefits	46,766	46,884
Deferred income taxes	202,177	189,805
Other non-current liabilities	39,492	40,631

Total liabilities	1,412,965	1,221,109

Commitments and contingencies:
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding: 33,983,404 in 2011 and 33,962,291 in 2010	340	340
Additional paid-in capital	480,359	476,276
Accumulated other comprehensive income (loss), net of tax	5,130	(210)
Accumulated deficit	(5,099)	(31,814)

Total stockholders' equity	480,730	444,592

Total liabilities and stockholders' equity	$1,893,695	$1,665,701

See accompanying notes to unaudited condensed consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$831,711	$735,706	$1,619,648	$1,367,155
Operating costs and expenses:
Cost of sales	748,725	660,414	1,460,953	1,264,785
Selling, general and administrative expenses	48,183	36,959	86,669	74,817
Restructuring (income) expense	(707)	439	(125)	134

Total operating costs and expenses	796,201	697,812	1,547,497	1,339,736

Operating income	35,510	37,894	72,151	27,419
Interest expense, net	(16,919)	(17,425)	(33,389)	(35,260)
Loss on redemption of debt	(1,100)	—	(1,100)	—
Foreign exchange loss	(340)	(429)	(940)	(434)

Income (loss) before income taxes	17,151	20,040	36,722	(8,275)
Provision (benefit) for income taxes	2,563	(1,649)	10,007	(10,933)

Net income	$14,588	$21,689	$26,715	$2,658

Earnings per share:
Basic	$0.42	$0.62	$0.77	$0.08
Diluted	$0.42	$0.62	$0.77	$0.08
Weighted average common shares:
Basic	33,976	33,722	33,971	33,721
Diluted	34,002	33,722	33,992	33,721

See accompanying notes to unaudited condensed consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$26,715	$2,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	51,842	50,110
Loss on redemption of debt	1,100	—
Foreign exchange gain	(85)	(45)
Deferred income taxes	5,194	(7,696)
Excess tax benefits from share-based payment arrangements	(65)	(695)
Long lived impairment charges and loss on sale of assets	—	591
Stock based compensation	4,305	1,548
Other non-cash items	1,232	5,528
Change in operating assets, liabilities and other	(162,676)	(46,076)

Net cash (used in) provided by operating activities	(72,438)	5,923

Cash flows from investing activities:
Capital expenditures	(23,692)	(20,782)
Proceeds from sale of property, plant and equipment	153	1,549
Acquisition, net of cash acquired	(71,623)	—

Net cash used in investing activities	(95,162)	(19,233)

Cash flows from financing activities:
Repayments on ABL revolver	(203,646)	(303,501)
Borrowings on ABL revolver	314,205	313,572
Repayment of long-term debt	(22,917)	(25)
Fees paid to amend or issue debt facilities and equity	(1,480)	(3,330)
Excess tax benefits from share-based payment arrangements	65	3,328
Stock compensation plan activity	39	—

Net cash provided by financing activities	86,266	10,044
Effect of exchange rate changes on cash and cash equivalents	262	(368)

Net change in cash and cash equivalents	(81,072)	(3,634)
Cash and cash equivalents at beginning of period	122,758	38,797

Cash and cash equivalents at end of period	$41,686	$35,163

See accompanying notes to unaudited condensed consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our financial condition as of, and our operating results for the three and six month periods ended, June 30, 2011 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2011 or any other interim period.

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

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"). There have been no material changes in the significant accounting policies followed by us during the three and six month periods ended June 30, 2011 from those disclosed in the 2010 Annual Report.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-29 which amends Accounting Standards Codification ("ASC") topic 805 Business Combination. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments related directly to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Implementation of this standard did not have a material impact on our financial statements.

        In May 2011, the FASB issued ASU 2011-04, which amends ASC topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under U.S Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS"). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for level 3 securities that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation process used by the reporting entity. Early adoption is not permitted. Implementation of this standard will be effective in the first fiscal year beginning after December 15, 2011.

        In June 2011, the FASB issued ASU 2011-05, which amends ASC topic 220, Comprehensive Income. This amendment gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. Entities will no longer be allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Early adoption is permitted. Implementation of this standard will be effective in the first fiscal year beginning after December 15, 2011. We have historically presented the components of other comprehensive income as a part of the consolidated statements of changes in stockholders' equity (deficit) or in a separate footnote. We are currently evaluating the newly prescribed disclosure and financial statement presentation options.

3. RESTRUCTURING ACTIVITIES

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 Exit or Disposal Cost Obligations and related accounting standards. For the three months and six months ended June 30, 2011, we incurred and paid nil and $0.6 million related to the settlement of pension and postretirement benefits from our permanently shut down PVC manufacturing facility in Sarnia. For the three and six months ended June 30, 2010, we incurred $0.5 million in restructuring expenses and a recovery of $0.3 million, respectively, related to the Fourth Quarter 2008 Restructuring Plan primarily due to reversal of remediation costs that did not have to be incurred or reimbursed by us. This amount is noted as a reduction in the additions column in the table noted. In addition, for the three and six months ended June 30, 2010, we incurred nil and $0.1 million in long-lived asset impairment charges, respectively. We do not expect there to be any further future costs associated with the Fourth Quarter 2008 Restructuring Plan. During the three months ended June 30, 2011, we incurred a recovery of $1.2 million related to the sale of manufacturing equipment associated with a prior restructuring plan to shut down a PVC manufacturing facility in Oklahoma. This recovery is included in restructuring (income) expense in the condensed consolidated statements of income for the three and six months ended June 30, 2011. This recovery is included in the tables below as income in the additions column and as a receivable reclassed out of the ending balance column in the foreign exchange and other adjustments column for the periods presented.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        In May 2009, we initiated plans to further consolidate plants in our window and door profiles business (included in the "Other" row in the table below). As a result we incurred restructuring costs, including fixed asset impairment charges, termination benefits and other exit costs which have been recognized in accordance with ASC subtopic 420-10 and related accounting standards. For the three and six months ended June 30, 2011, there were no additional restructuring charges. For the three and six months ended June 30, 2010, we incurred nil and $0.4 million of additional restructuring expenses, respectively, which are included in the table below. We do not expect there to be any further future costs associated with this plan.

        In May 2011, in conjunction with our integration strategy for Exterior Portfolio, we simplified some redundant selling, general & administrative functions. As part of this initiative the company completed a restructuring and consolidation plan within the siding business to optimize the organizational structure, which resulted in $0.4 million of restructuring costs being incurred for the three and six months ended June 30, 2011, which are included in the table below in the Other row. We continue to evaluate and execute plans to integrate the Exterior Portfolio acquisition into our operations.

        A summary of our restructuring activities by reportable segment for the three and six months ended June 30, 2011 and 2010 is as follows:

(In thousands)	Balance at March 31, 2011	Additions (Recoveries)	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$89	$—	$(17)	$1	$73
Exit costs	134	(1,150)	116	1,151	251
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	958	—	(15)	4	947
Other:
Involuntary termination benefits	63	443	(73)	1	434
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	161	—	—	1	162

Total	$1,405	$(707)	$11	$1,158	$1,867

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2010	Additions (Recoveries)	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	$634	$(806)	$137	$73
Exit costs	130	(1,150)	116	1,155	251
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(52)	(194)	25	947
Other:
Involuntary termination benefits	86	443	(97)	2	434
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	156	—	—	6	162

Total	$1,648	$(125)	$(981)	$1,325	$1,867

(In thousands)	Balance at March 31, 2010	Additions (Recoveries)	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$49	$157	$—	$42	$248
Exit costs	542	332	(699)	(8)	167
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,103	5	(513)	(71)	1,524
Exit costs	—	—			—
Other
Involuntary termination benefits	778	(59)	(128)	(24)	567
Exit costs	—	4	(4)		—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	49	—	—	(49)	—

Total	$3,521	$439	$(1,344)	$(110)	$2,506

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2009	Additions (Recoveries)	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	$157	$(991)	$52	$248
Exit costs	1,976	(756)	(922)	(131)	167
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	230	(1,127)	3	1,524
Exit costs	—	55	(55)	—	—
Other:
Involuntary termination benefits	1,042	(148)	(330)	3	567
Exit costs	179	460	(639)	—	—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	48	—	—	(48)	—

Total	$6,693	$(2)	$(4,064)	$(121)	$2,506

4. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	June 30, 2011	December 31, 2010
Raw materials	$160,360	$98,815
Work-in-progress and supplies	6,521	5,104
Finished goods	202,262	157,316

Inventories	$369,143	$261,235

5. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Machinery and equipment	$1,434,546	$1,395,455
Land and land improvements	92,318	89,042
Buildings	210,352	201,228
Construction-in-progress	30,265	21,573

Property, plant and equipment, at cost	1,767,481	1,707,298
Accumulated depreciation	(1,103,608)	(1,054,161)

Property, plant and equipment, net	$663,873	$653,137

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

6. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Advances for long-term purchase contracts	$40,177	$49,204
Investment in joint ventures	8,261	9,691
Debt issuance costs, net	22,541	21,926
Assets held for sale	14,151	14,151
Other	10,728	9,106

Total other assets, net	$95,858	$104,078

        The decrease in Advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts. The amortization of these costs is reflected as other non-cash items in the accompanying unaudited condensed consolidated statement of cash flows.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        In February 2011 we acquired Exterior Portfolio which is now part of our building products segment. We have performed preliminary estimates of the fair market value of the acquired assets and liabilities and a related allocation of the net purchase price to goodwill and other intangible assets as follows: $24.1 million customer relationships, $6.0 million technology, $4.3 million trade names and the residual $2.9 million was attributed to goodwill. These allocations are preliminary and are subject to, among other things, the final valuation of the assets acquired and liabilities assumed and may be adjusted within twelve months of the closing date of this acquisition.

        Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the six months ended and as of June 30, 2011 and as of December 31, 2010.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Accumulated impairment losses at December 31, 2010	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2010	$189,779	$19,852	$209,631

Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Preliminary addition—Exterior Portfolio	—	2,891	2,891
Foreign currency translation adjustment	3,467	—	3,467

Gross goodwill at June 30, 2011	248,733	154,949	403,682
Accumulated impairment losses at June 30, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at June 30, 2011	$193,246	$22,743	$215,989

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Indefinite lived intangible assets.    At June 30, 2011 and December 31, 2010 our indefinite-lived assets consisted of trade names. The following table provides the indefinite-lived intangible assets by reporting segment as of June 30, 2011 and December 31, 2010.

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2010	$372	$4,247	$4,619

Additions to trade names at June 30, 2011	—	4,300	4,300
Foreign currency translation adjustment	12	65	77

Balance at June 30, 2011	$384	$8,612	$8,996

        Finite-lived intangible assets.    At June 30, 2011 and December 31, 2010, we also had customer relationship and technology intangible assets that relate to our building products segment. As noted above, an additional $24.1 million was attributed to customer relationships and $6.0 million to technology and those amounts are included in the June 30, 2011 building products segment balances relating to the preliminary allocation from the Exterior Portfolio acquisition.

(In thousands)	Building Products
Gross carrying amounts at June 30, 2011:
Customer relationships	$35,522
Technology	17,867

Total	53,389
Accumulated amortization at June 30, 2011:
Customer relationships	(5,911)
Technology	(7,370)

Total	(13,281)
Foreign currency translation adjustment and other at June 30, 2011:
Customer relationships	(1,685)
Technology	—

Total	(1,685)
Net carrying amounts at June 30, 2011:
Customer relationships	27,926
Technology	10,497

Total	$38,423

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(In thousands)	Building Products
Gross carrying amounts at December 31, 2010:
Customer relationships	$11,422
Technology	11,867

Total	23,289
Accumulated amortization at December 31, 2010:
Customer relationships	(5,199)
Technology	(6,674)

Total	(11,873)
Foreign currency translation adjustment and other at December 31, 2010:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2010:
Customer relationships	4,539
Technology	5,193

Total	$9,732

        The weighted average estimated useful life for the customer relationships is approximately 16 years. Technology has a weighted average estimated useful life of approximately 7 years. Amortization expense for the finite-lived intangible assets was $0.8 million and $0.3 million for the three months ended June 30, 2011 and June 30, 2010, respectively. For the six months ended June 30, 2011 and June 30, 2010, the amortization expense was $1.4 million and $0.5 million, respectively. Total finite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

8. LONG-TERM DEBT

        Long-term debt consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Senior secured ABL revolving credit facility due 2016	$110,628	$—
9.0% senior secured notes due 2017	497,268	497,085
7.125% senior notes due 2013	—	8,965
9.5% senior notes due 2014	—	13,162
10.75% senior subordinated notes due 2016	41,440	41,412
Lease financing obligation	115,867	112,385
Other	16,929	16,933

Total debt	782,132	689,942
Less current portion	(37,557)	(22,132)

Long-term debt	$744,575	$667,810

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. LONG-TERM DEBT (Continued)

        The senior secured asset-based revolving credit facility (the "ABL Revolver") provides for a maximum of $300 million of revolving credit through January 2016, subject to borrowing base availability, including sub-limits for letters of credit and swing line loans. The borrowing base is equal to specified percentages of our eligible accounts receivable and inventories, less other reserves reasonably determined by the co-collateral agents. The borrowings under the ABL Revolver are generally secured by substantially all of our assets.

        On January 14, 2011, we entered into an amendment to the ABL Revolver. The amendment extended the maturity date of the ABL Revolver by two years to January 13, 2016, eliminated the $15 million availability block, reduced the unused commitment fees, reduced the applicable margins for borrowings under the ABL Revolver and amended the average excess availability amounts to which those margins apply.

        The weighted average interest rate on borrowings under the ABL Revolver was 4.2 percent and 5.1 percent as of June 30, 2011 and December 31, 2010, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00. At June 30, 2011 and December 31, 2010 excess availability was $173.2 million and $264.8 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of certain indebtedness; engage in certain transactions with affiliates; and alter the business that we conduct.

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

        At June 30, 2011 and December 31, 2010, we had $110.6 million and nil in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $16.2 million and $20.2 million, respectively. On April 4, 2011, we redeemed all of our 7.125% Senior Notes due 2013 and 9.5% Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. In connection with the redemption of these notes, we incurred a $1.1 million loss during the three months ended June 30, 2011 comprised of fees and unamortized discounts. In addition, our other note payable of $16.9 million is due in January 2012, and over the next twelve months, we expect to repay approximately $20.6 million of borrowings under our ABL Revolver. Therefore, we have classified these debts as current in our consolidated balance sheet as of June 30, 2011.

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

        Lease Financing Obligation.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale, and the land and building and related accounts continue to be recognized in the condensed consolidated balance sheets. The future minimum lease payments under the terms of the related lease agreements at June 30, 2011 are $3.9 million, $7.7 million in 2012, $8.0 million in 2013, $8.1 million in 2014, $8.4 million in 2015, and $10.5 million thereafter. The change in the future minimum lease payments from the December 31, 2010 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the six months ended June 30, 2011.

9. COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the United States Environmental Protection Agency (USEPA) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things; undertake certain other environmental improvement projects. While the cost of

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

such remaining projects will likely exceed $1 million, we do not believe that these projects will have a material effect on our financial position, results of operations, or cash flows.

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

        We have also received several compliance orders and notices of potential penalties from the Louisiana Department of Environmental Quality (LDEQ). On December 17, 2009, we received a Notice of Potential Penalty (NOPP) from LDEQ containing allegations of violations of Louisiana's hazardous waste management regulations. On October 7, 2010, we received a Consolidated Compliance Order (CCO) from LDEQ addressing the same allegations as were contained in the December 17, 2009 NOPP. On October 1, 2010, we received Consolidated Compliance Orders and Notices of Potential Penalties (CCONPPs) for both the Plaquemine, and Lake Charles, Louisiana facilities. These CCONPPs allege violations of reporting, recordkeeping, and other requirements contained in Louisiana's air pollution control regulations.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. As part of our ongoing assessment of our environmental contingencies, we determined these remediation costs to be probable and estimable and therefore maintained a $0.7 million accrual in liabilities at June 30, 2011.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        In May 2008, our corporate management was informed that further efforts to remediate a spill of styrene reducer at our Royal Mouldings facility in Atkins, Virginia would be necessary. The spill was the result of a supply line rupture from an external holding tank. As a result of this spill, the facility entered into a voluntary remediation agreement with the Virginia Department of Environmental Quality ("VDEQ") in August 2003 and began implementing the terms of the voluntary agreement

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

shortly thereafter. In August 2007, the facility submitted a report on the progress of the remediation to the VDEQ. Subsequently, the VDEQ responded by indicating that continued remediation of the area impacted by the spill is required. While the remaining remediation costs may exceed $100,000, we do not expect such costs will have a material effect on our financial position, results of operations or cash flows.

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

10. EARNINGS PER SHARE

        We calculate earnings per share in accordance with ASC subtopic 260-10, Earnings per Share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the current period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the current period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of certain of our restricted stock unit awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to these restricted stock unit participating securities and common stock based on their respective participation percentage.

        The two-class method also requires the denominator to include the weighted average number of shares of restricted stock unit participating securities when calculating basic earnings per share. For both the three and six months ended June 30, 2011, there are 0.9 million weighted average restricted stock unit participating securities. For both the three and six months ended June 30, 2010, there are 1.2 million weighted average restricted stock unit participating securities. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of the options is calculated using the treasury stock method, subject to the anti-dilution provisions of ASC subtopic 260-10.

        In computing diluted earnings per share for the three and six months ended June 30, 2011, common stock equivalents of 0.2 million shares and 0.2 million shares, respectively, were not included due to their anti-dilutive effect. For the three and six months ended June 30, 2010, all common stock equivalents were excluded due to their anti-dilutive effect.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. EARNINGS PER SHARE (Continued)

        Computations of common stock basic and diluted earnings per share are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share data	2011	2010	2011	2010
Basic earnings per share
Undistributed income	$14,588	$21,689	$26,715	$2,658
Deduct: Undistributed earnings—Restricted stock unit participating securities	376	738	690	89

Common stockholders' interest in undistributed income	$14,212	$20,951	$26,025	$2,569

Weighted average common shares—Basic	33,976	33,722	33,971	33,721
Total common stockholders' basic earnings per share	$0.42	$0.62	$0.77	$0.08

Diluted earnings per share
Common stockholders' interest in undistributed income used in diluted earnings per share	$14,212	$20,951	$26,025	$2,569

Weighted average common shares—Basic	33,976	33,722	33,971	33,721
Stock based awards	26	—	21	—

Weighted average common shares—Diluted	34,002	33,722	33,992	33,721

Total common stockholders' diluted earnings per share	$0.42	$0.62	$0.77	$0.08

11. EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit (income) cost for all of our pension plans:

	Three months ended June 30,		Six months ended June 30,
In thousands	2011	2010	2011	2010
Components of net periodic benefit (income) cost:
Interest cost	$1,826	$1,964	$3,703	$3,926
Expected return on assets	(2,381)	(2,468)	(4,769)	(4,926)
Amortization of:
Prior service credit	1	—	2	—
Actuarial loss recognized due to settlement	—	—	591	—
Actuarial loss	247	204	493	409

Total net periodic benefit (income) costs	$(307)	$(300)	$20	$(591)

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. EMPLOYEE RETIREMENT PLANS (Continued)

        Our major assumptions used to determine the net periodic benefit cost (income) for our U.S. pension plans are presented as follows:

	Six months ended June 30,
	2011	2010
Discount rate	5.55%	6.00%
Expected return on assets	8.50%	8.75%

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian pension plan. All future benefit obligations for this pension plan were fully funded in February 2011 with a contribution in the amount of approximately $0.8 million. For the three and six months ended June 30, 2010 we made contributions of $0.4 million and $0.5 million, respectively, to the Canadian pension trust.

        For the three and six months ended June 30, 2011and 2010, we made no contributions to the U.S. pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the three months and six months ended June 30, 2011 and 2010 of approximately nil and $0.4 million, respectively.

12. STOCK-BASED COMPENSATION

        On May 17, 2011, our shareholders approved the 2011 Equity and Performance Incentive Plan (the "2011 Plan"). Under the 2011 Plan, we are authorized to grant various stock compensation awards for up to 1,800,000 shares of our common stock to officers, employees and non-employee directors. We have various types of share-based payment arrangements with our officers, employees and non-employee directors including restricted stock units and stock options. We issue previously unissued shares upon the exercise of stock options and the restricted stock units. As of June 30, 2011, there were 1,685,044 shares available for future grant to employees and non-employee directors under our 2011 Plan.

        Total after-tax share-based compensation cost by type of program was as follows:

	Six months ended June 30,
(In thousands)	2011	2010
Restricted stock units expense	$4,151	$1,242
Stock options expense	154	306

Before-tax share-based compensation expense	4,305	1,548
Income tax benefit	(1,388)	(621)

After-tax share-based compensation expense	$2,917	$927

        The amount of share-based compensation cost capitalized in periods represented was not material.

        As of June 30, 2011 and 2010, we had approximately $8.6 million and $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. STOCK-BASED COMPENSATION (Continued)

in our statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $1.9 million and $3.7 million, respectively.

        Stock Options.    During the six months ended June 30, 2011 and 2010, we granted no options to purchase shares. Stock option exercise prices are equal to the closing price of our common stock on the date of grant. Stock options vest over a three-year period from the date of grant and expire no more than ten years after the date of grant.

        A summary of stock option activity under all plans for the six months ended June 30, 2011 is as follows:

	Six Months Ended June 30, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	155,693		$340.48
Exercised	(1,840)		21.25
Expired	(6,980)		422.50
Forfeited	(220)		717.18

Outstanding on June 30, 2011	146,653	5.8 years	$340.01	$153

Exercisable as of June 30, 2011	128,010	5.5 years	$386.25	$93
Vested or expected to vest as of June 30, 2011	146,500	5.8 years	$340.35	$152

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

        Restricted Stock Units.    In May 2011 we granted performance restricted stock units ("PRSUs") that are a form of restricted stock unit in which the number of shares ultimately earned depends on our stock price performance measured against specified performance targets. Following each vesting period, the number of PRSUs subject to award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on predetermined performance metrics related to our stock price for the respective period. The PRSUs are included with all restricted stock units in all calculations.

        During the six months ended June 30, 2011 and 2010, we granted 289,003 and 100,968 restricted stock units, respectively. The restricted stock units are expensed over the requisite service period for each award which generally equals the stated vesting period. The weighted average grant date fair value

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

12. STOCK-BASED COMPENSATION (Continued)

per share of restricted stock units granted during the six months ended June 30, 2011 and 2010 was $27.55 and $17.55, respectively, which is based on the stock price as of the date of grant or in the case of the PRSU's the fair value was estimated using a Monte Carlo simulation model. A summary of restricted stock units (including PRSU's) and related changes therein during the six months ended June 30, 2011 is as follows:

	Six Months Ended June 30, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	909,358		$10.75
Granted	289,003		27.55
Issued	(24,945)		37.64
Forfeited	(7,334)		8.75
Outstanding on June 30, 2011	1,166,082	2.1 Years	$14.35	$28,149

Vested or expected to vest as of June 30, 2011	1,128,085	2.1 Years	$13.94	$27,232

13. COMPREHENSIVE INCOME (LOSS) INFORMATION

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

Accumulated other comprehensive income (loss)—net of tax

In thousands	June 30, 2011	December 31, 2010
Unrealized (loss) gain on derivative contracts	$(375)	$264
Pension liability adjustment including effect of ASC topic 715	(26,498)	(27,641)
Currency translation adjustment	32,003	27,167

Total accumulated other comprehensive income (loss)	$5,130	$(210)

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. COMPREHENSIVE INCOME (LOSS) INFORMATION (Continued)

        The components of total comprehensive income are as follows:

Total comprehensive income

	Three months ended June 30,		Six months ended June 30,
In thousands	2011	2010	2011	2010
Net income	$14,588	$21,689	$26,715	$2,658
Unrealized (loss) gain on derivative contracts	(555)	610	(639)	355
Pension liability adjustment including effect of ASC topic 715	154	106	1,143	253
Currency translation adjustment	766	(6,013)	4,836	(1,675)

Total comprehensive income	$14,953	$16,392	$32,055	$1,591

14. INCOME TAXES

        Our effective income tax rates for the three and six months ended June 30, 2011 were 15.0 percent and 27.3 percent, respectively, as compared to a benefit of 8.2 percent and 132.1 percent, as reported for the three and six months ended June 30, 2010, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of the valuation allowance that results from utilization of Canadian net operating losses and the resolution of certain uncertain tax positions, and for 2010 was primarily due to a tax benefit from the resolution of uncertain tax positions, offset by the valuation allowance that results from the use of net operating losses in Canada.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and commodity forward purchase contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our 9.0 percent senior secured notes and our natural gas forward purchase contracts are based on quoted market values. Due to limited trading activity for our 7.125 percent senior notes due 2013, our 9.5 percent senior notes due 2014, and our 10.75 percent senior subordinated notes due 2016, the fair values of those notes are estimated based on a weighted average of trading activity before and after the applicable reporting period date. Our ABL Revolver is fair valued using comparable recent third party transactions. Our natural gas forward purchase contracts are fair valued with Level 2 inputs.

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

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$497,268	$545,940	$497,085	$538,750
Level 2
Long-term debt:
10.75% senior subordinated notes due 2016	41,440	44,627	41,412	43,644
7.125% senior notes due 2013	—	—	8,965	8,885
9.5% senior notes due 2014	—	—	13,162	13,235
ABL Revolver due 2016	110,628	110,628	—	—
Derivative instruments:
Natural gas forward purchase contracts liability (asset)	598	598	(425)	(425)

16. SEGMENT INFORMATION

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Group brand names, and are managed within the building products segment. The aromatics segment is also integrated and includes the product cumene and the co-products phenol and acetone.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers are provided in the following table.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. SEGMENT INFORMATION (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended June 30, 2011:
Net sales	$323,663	$233,892	$274,156	$—	$831,711
Intersegment revenues	70,439	—	—	(70,439)	—
Restructuring (income) expense	(1,150)	—	443	—	(707)
Operating income (loss)	37,826	(7,448)	16,891	(11,759)	35,510
Depreciation and amortization	14,582	353	10,390	1,067	26,392
Three months ended June 30, 2010:
Net sales	$300,811	$191,646	$243,249	$—	$735,706
Intersegment revenues	78,817	—	—	(78,817)	—
Restructuring (income) expense	489	—	(50)	—	439
Operating income (loss)	36,196	(7,782)	18,738	(9,258)	37,894
Depreciation and amortization	14,905	350	8,715	1,251	25,221

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Six months ended June 30, 2011:
Net sales	$649,983	$538,005	$431,660	$—	$1,619,648
Intersegment revenues	134,700	—	3	(134,703)	—
Restructuring (income) expense	(516)	—	391	—	(125)
Operating income (loss)	75,565	12,334	4,825	(20,573)	72,151
Depreciation and amortization	29,181	713	19,749	2,199	51,842
Six months ended June 30, 2010:
Net sales	$588,522	$382,334	$396,299	$—	$1,367,155
Intersegment revenues	136,257	—	—	(136,257)	—
Restructuring (income) expense	(463)	—	597	—	134
Operating income (loss)	27,544	1,863	15,065	(17,053)	27,419
Depreciation and amortization	29,703	730	17,179	2,498	50,110

Sales by Product

        The table below summarizes net sales by product. Our Electrovinyls products are primarily comprised of chlorine/ caustic soda, VCM and vinyl resins. Our compound products are comprised of

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. SEGMENT INFORMATION (Continued)

vinyl compounds, compound additives and plasticizers. Our outdoor building products are comprised of siding, pipe and pipe fittings, and deck, fence, and rail products.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Chlorovinyls
Electrovinyl products	$209,794	$195,566	$428,563	$390,824
Compound products	113,869	105,245	221,420	197,698

Total	323,663	300,811	649,983	588,522

Aromatics
Cumene products	138,064	124,998	318,810	258,906
Phenol/acetone products	95,828	66,648	219,195	123,428

Total	233,892	191,646	538,005	382,334

Building Products
Window & Door Profiles and Moulding products	95,635	103,633	160,808	172,888
Outdoor Building products	178,521	139,616	270,852	223,411

Total	274,156	243,249	431,660	396,299

Total net sales	$831,711	$735,706	$1,619,648	$1,367,155

17. SUPPLEMENTAL GUARANTOR INFORMATION

        Georgia Gulf Corporation is in essence a holding company for all of its wholly and majority owned subsidiaries. Our payment obligations under the indenture for our 9.0 percent senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., and Royal Window and Door Profiles Plant 14 Inc., and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Investments in subsidiaries in the following tables reflect investments in wholly owned entities within Georgia Gulf Corporation. The Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company's public debt to be exempt from reporting under the Securities Exchange Act of 1934.

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

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
June 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$32,779	$8,907	$—	$41,686
Receivables, net	—	665,167	124,408	(369,946)	419,629
Inventories	—	251,072	118,071	—	369,143
Prepaid expenses	71	15,269	4,891	—	20,231
Income tax receivable	—	113	319	—	432
Deferred income taxes	—	10,769	—	—	10,769

Total current assets	71	975,169	256,596	(369,946)	861,890
Property, plant and equipment, net	789	424,689	238,395	—	663,873
Long term receivables—affiliates	471,653	—	—	(471,653)	—
Goodwill	—	100,463	115,526	—	215,989
Intangibles, net	—	44,858	2,561	—	47,419
Deferred income taxes	—	—	8,666	—	8,666
Other assets	18,876	66,829	10,153	—	95,858
Investment in subsidiaries	1,141,530	—	—	(1,141,530)	—

Total assets	$1,632,919	$1,612,008	$631,897	$(1,983,129)	$1,893,695

Liabilities and Stockholders' Equity
Current portion of long-term debt	$37,557	$—	$—	$—	$37,557
Accounts payable	351,612	188,628	48,801	(360,546)	228,495
Interest payable	22,629	—	79	—	22,708
Income taxes payable	91	(91)	1,269	—	1,269
Accrued compensation	3,538	8,747	10,043	—	22,328
Liability for unrecognized income tax benefits and other tax reserves	—	2,940	—	—	2,940
Other accrued liabilites	419	32,792	31,447	—	64,658

Total current liabilities	415,846	233,016	91,639	(360,546)	379,955
Long-term debt	598,980	—	145,595	—	744,575
Long-term payables—affiliates	—	—	481,053	(481,053)	—
Liability for unrecognized income tax benefits	—	7,207	39,559	—	46,766
Deferred income taxes	24,470	177,707	—	—	202,177
Other non-current liabilities	112,893	43,595	2,360	(119,356)	39,492

Total liabilities	1,152,189	461,525	760,206	(960,955)	1,412,965

Total stockholders' equity (deficit)	480,730	1,150,483	(128,309)	(1,022,174)	480,730

Total liabilities and stockholders' equity	$1,632,919	$1,612,008	$631,897	$(1,983,129)	$1,893,695

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$93,681	$29,077	$—	$122,758
Receivables, net	72	580,625	66,537	(379,572)	267,662
Inventories	—	174,231	87,004	—	261,235
Prepaid expenses	147	12,712	3,747	—	16,606
Income tax receivable	—	844	55	—	899
Deferred income taxes	—	7,266	—	—	7,266

Total current assets	219	869,359	186,420	(379,572)	676,426
Property, plant and equipment, net	228	413,137	239,772	—	653,137
Long term receivables—affiliates	457,500	—	—	(457,500)	—
Goodwill	—	97,572	112,059	—	209,631
Intangible assets, net	—	11,875	2,476	—	14,351
Deferred income taxes	—	—	8,078	—	8,078
Other assets	18,572	75,416	10,090	—	104,078
Investment in subsidiaries	1,081,369	—	—	(1,081,369)	—

Total assets	$1,557,888	$1,467,359	$558,895	$(1,918,441)	$1,665,701

Current portion of long-term debt	$22,128	$4	$—	$—	$22,132
Accounts payable	375,604	112,422	24,185	(379,572)	132,639
Interest payable	22,528	—	30	—	22,558
Income taxes payable	—	1,683	1,227	—	2,910
Accrued compensation	—	23,863	14,519	—	38,382
Liability for unrecognized income tax benefits and other tax reserves	—	2,897	5,925	—	8,822
Other accrued liabilities	419	23,162	24,955	—	48,536

Total current liabilities	420,679	164,031	70,841	(379,572)	275,979
Long-term debt	555,425	—	112,385	—	667,810
Long-term payables—affiliates	—	—	457,500	(457,500)	—
Liability for unrecognized income tax benefits	—	6,919	39,965	—	46,884
Deferred income taxes	19,144	170,661	—	—	189,805
Other non-current liabilities	118,048	44,379	2,913	(124,709)	40,631

Total liabilities	1,113,296	385,990	683,604	(961,781)	1,221,109

Total stockholders' equity (deficit)	444,592	1,081,369	(124,709)	(956,660)	444,592

Total liabilities and stockholders' equity	$1,557,888	$1,467,359	$558,895	$(1,918,441)	$1,665,701

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Three Months Ended June 30, 2011
(Unaudited)

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$676,426	$211,083	$(55,798)	$831,711
Operating costs and expenses:
Cost of sales	—	632,746	171,777	(55,798)	748,725
Selling, general and administrative expenses	10,201	18,391	19,591	—	48,183
Restructuring (income) expense	—	(1,134)	427	—	(707)

Total operating costs and expenses	10,201	650,003	191,795	(55,798)	796,201

Operating (loss) income	(10,201)	26,423	19,288	—	35,510

Other (expense) income:
Interest (expense) income, net	(18,361)	7,612	(6,170)	—	(16,919)
Loss on redemption of debt	(1,100)	—	—	—	(1,100)
Foreign exchange (loss) gain	(19)	35	(356)	—	(340)
Equity in income of subsidiaries	39,169	1,003	—	(40,172)	—

Income before income taxes	9,488	35,073	12,762	(40,172)	17,151

(Benefit) provision for income taxes	(5,100)	10,196	(2,533)	—	2,563

Net income	$14,588	$24,877	$15,295	$(40,172)	$14,588

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Three Months Ended June 30, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,222	$604,959	$186,422	$(59,897)	$735,706
Operating costs and expenses:
Cost of sales	—	563,005	153,085	(55,676)	660,414
Selling, general and administrative expenses	6,912	20,251	14,017	(4,221)	36,959
Restructuring expense	—	42	397		439

Total operating costs and expenses	6,912	583,298	167,499	(59,897)	697,812

Operating (loss) income	(2,690)	21,661	18,923	—	37,894
Other (expense) income:
Interest (expense) income, net	(18,446)	5,048	(4,027)	—	(17,425)
Foreign exchange loss	(81)	—	(348)	—	(429)
Equity in (loss) income of subsidiaries	(8,993)	1,723	—	7,270	—
Intercompany interest income (expense)	1,218	—	(1,218)	—	—

(Loss) income before income taxes	(28,992)	28,432	13,330	7,270	20,040
(Benefit) provision for income taxes	(50,681)	52,932	(3,900)	—	(1,649)

Net income (loss)	$21,689	$(24,500)	$17,230	$7,270	$21,689

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Six Months Ended June 30, 2011
(Unaudited)

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,382,761	$340,341	$(103,454)	$1,619,648
Operating costs and expenses:
Cost of sales	—	1,274,512	289,895	(103,454)	1,460,953
Selling, general and administrative expenses	18,817	34,896	32,956	—	86,669
Restructuring (income) expense	—	(1,134)	1,009	—	(125)

Total operating costs and expenses	18,817	1,308,274	323,860	(103,454)	1,547,497

Operating (loss) income	(18,817)	74,487	16,481	—	72,151

Other (expense) income:
Interest (expense) income, net	(37,526)	16,169	(12,032)	—	(33,389)
Loss on redemption of debt	(1,100)	—	—	—	(1,100)
Foreign exchange gain (loss)	36	45	(1,021)	—	(940)
Equity in income (loss) of subsidiaries	68,479	(2,005)	—	(66,474)	—

Income before income taxes	11,072	88,696	3,428	(66,474)	36,722

(Benefit) provision for income taxes	(15,643)	27,904	(2,254)	—	10,007

Net income	$26,715	$60,792	$5,682	$(66,474)	$26,715

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Six Months Ended June 30, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$8,096	$1,157,306	$304,311	$(102,558)	$1,367,155
Operating costs and expenses:
Cost of sales	—	1,105,494	253,753	(94,462)	1,264,785
Selling, general and administrative expenses	13,982	39,522	29,409	(8,096)	74,817
Restructuring (expense) income	—	586	(452)		134

Total operating costs and expenses	13,982	1,145,602	282,710	(102,558)	1,339,736

Operating (loss) income	(5,886)	11,704	21,601	—	27,419
Other (expense) income:
Interest (expense) income, net	(40,724)	13,320	(7,856)	—	(35,260)
Foreign exchange loss	(69)	—	(365)	—	(434)
Equity in (loss) income of subsidiaries	(11,606)	1,440	—	10,166	—
Intercompany interest income (expense)	2,250	—	(2,250)	—	—

(Loss) income before income taxes	(56,035)	26,464	11,130	10,166	(8,275)
(Benefit) provision for income taxes	(58,693)	51,029	(3,269)	—	(10,933)

Net income (loss)	$2,658	$(24,565)	$14,399	$10,166	$2,658

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,611	$(42,740)	$(45,309)	$—	$(72,438)

Cash flows from investing activities:
Capital expenditures	(600)	(18,906)	(4,186)	—	(23,692)
Proceeds from sale of property, plant and equipment	—	132	21	—	153
Acquisition, net of cash acquired	—	(71,623)	—	—	(71,623)

Net cash used in investing activities	(600)	(90,397)	(4,165)	—	(95,162)

Cash flows from financing activities:
Repayments on ABL Revolver	(201,700)	—	(1,946)	—	(203,646)
Borrowings on ABL Revolver	282,600	—	31,605	—	314,205
Repayment of long-term debt	(22,913)	(4)	—	—	(22,917)
Fees paid to amend or issue debt facilities and equity	(863)	—	(617)	—	(1,480)
Intercompany financing to fund acquisition	(72,239)	72,239	—	—	—
Excess tax benefits from share-based payment arrangements	65	—	—	—	65
Stock compensation plan activity	39	—	—	—	39

Net cash (used in) provided by financing activities	(15,011)	72,235	29,042	—	86,266

Effect of exchange rate changes on cash and cash equivalents	—	—	262	—	262

Net change in cash and cash equivalents	—	(60,902)	(20,170)	—	(81,072)
Cash and cash equivalents at beginning of period	—	93,681	29,077	—	122,758

Cash and cash equivalents at end of period	$—	$32,779	$8,907	$—	$41,686

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,384	$13,808	$(23,269)	$—	$5,923

Cash flows from investing activities:
Capital expenditures	—	(14,751)	(6,031)	—	(20,782)
Proceeds from sale of property, plant and equipment, and assets held-for sale	—	—	1,549	—	1,549

Net cash used in investing activities	—	(14,751)	(4,482)	—	(19,233)
Cash flows from financing activities:
Repayments on ABL Revolver	(282,640)	—	(20,861)	—	(303,501)
Borrowings on ABL Revolver	267,343	—	46,229	—	313,572
Repayment of long-term debt	—	(25)	—	—	(25)
Fees paid to amend or issue debt facilities	(3,415)	—	85	—	(3,330)
Excess tax benefits from share-based payment arrangements	3,328	—	—	—	3,328

Net cash (used in) provided by financing activities	(15,384)	(25)	25,453	—	10,044

Effect of exchange rate changes on cash	—	—	(368)	—	(368)

Net change in cash and cash equivalents	—	(968)	(2,666)	—	(3,634)
Cash and cash equivalents at beginning of period	—	24,880	13,917	—	38,797

Cash and cash equivalents at end of period	$—	$23,912	$11,251	$—	$35,163

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

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Group brand names, and are managed within the building products segment. The aromatics segment is also integrated and includes the product cumene and the co-products phenol and acetone.

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

Results of Operations

        The following table sets forth our condensed consolidated statement of operations data for the three and six months ended June 30, 2011 and 2010, and the percentage of net sales of each line item for the three and six months presented.

	Three months ended				Six months ended
(Dollars in Millions)	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Net sales	$831.7	100%	$735.7	100%	$1,619.6	100%	$1,367.2	100%
Cost of sales	748.7	90.0%	660.4	89.8%	1,461.0	90.2%	1,264.8	92.5%

Gross margin	83.0	10.0%	75.3	10.2%	158.7	9.8%	102.4	7.5%
Selling, general and administrative expense	48.2	5.8%	37.0	5.0%	86.7	5.4%	74.8	5.5%
Restructuring (income) costs	(0.7)	(0.1)%	0.4	—%	(0.1)	—%	0.1	—%

Operating income	35.5	4.3%	37.9	5.2%	72.2	4.4%	27.4	2.0%
Loss on redemption of debt	(1.1)	(0.1)%	—	—%	(1.1)	(0.1)%	—	—%
Interest expense, net	(16.9)	(2.0)%	(17.4)	(2.4)%	(33.4)	(2.1)%	(35.3)	(2.6)%
Foreign exchange loss	(0.3)	—%	(0.4)	—%	(0.9)	(0.1)%	(0.4)	—%
Provision for (benefit from) income taxes	2.6	0.3%	(1.6)	(0.2)%	10.0	0.6%	(10.9)	(0.8)%

Net income	$14.6	1.8%	$21.7	3.0%	$26.7	1.6%	$2.7	0.2%

        The following table sets forth certain financial data by reportable segment for the three and six months ended June 30, 2011 and 2010, and the percentage of total net sales by segment for each sales item and operating income (loss) by segment.

	Three months ended				Six months ended
(Dollars in Millions)	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Net sales
Chlorovinyls products	$323.7	38.9%	$300.8	40.9%	$650.0	40.1%	$588.5	43.0%
Building products	274.2	33.0%	243.2	33.1%	431.7	26.7%	396.4	29.0%
Aromatics products	233.9	28.1%	191.7	26.0%	538.0	33.2%	382.3	28.0%

Total net sales	$831.7	100.0%	$735.7	100.0%	$1,619.6	100.0%	$1,367.2	100.0%

Operating income (loss)
Chlorovinyls products	$37.8		$36.2		$75.6		$27.5
Building products	16.9		18.8		4.8		15.1
Aromatics products	(7.4)		(7.8)		12.3		1.9
Unallocated corporate	(11.8)		(9.3)		(20.6)		(17.1)

Total operating income	$35.5		$37.9		$72.2		$27.4

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

        Net Sales.    For the three months ended June 30, 2011, net sales totaled $831.7 million, an increase of 13 percent compared to $735.7 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales prices of 22 percent (or 21 percent on a constant currency basis) offset by a decrease in our sales volumes of 7 percent as compared to the three months ended June 30, 2010. Our overall average sales price increase was primarily a result of increases in the sales prices of our vinyl resins and aromatics products. The sales price increases reflect higher costs for our raw materials. Our overall sales volume decrease was mainly attributable to reduced supply from lower operating rates due to scheduled and unscheduled plant outages for maintenance and logistical issues due to high water on the Mississippi River system, and weaker North American housing and construction markets offset partially by the additional sales from the Exterior Portfolio acquisition. The U.S. and Canadian housing starts decreased 5 percent and 2 percent, respectively, from the quarter ended June 2010 to the same period of this year, according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development issued in July 2011 and Canada Mortgage and Housing Corporation issued in July 2011.

        Gross Margin.    Gross margin percentage remained consistent with the same prior year period at 10 percent of sales in the three months ended June 30, 2011 and June 30, 2010. The chlorovinyls, aromatics and building products segments gross margin percentages were all consistent with the same period last year. The $7.7 million gross margin increase was primarily due to our sales price increases, additional sales from the acquisition of Exterior Portfolio and a favorable Canadian dollar currency impact, all of which more than offset an increase in our raw material costs and lower sales volumes. Our primary feedstocks and natural gas costs in our chemical segments normally track industry prices. Chemical Market Associates, Incorporated ("CMAI") reported an increase in our feedstock prices of 31 percent for ethylene, 13 percent for chlorine, 22 percent for benzene, 72 percent for propylene and 6 percent for natural gas from the second quarter of 2010 to the second quarter of 2011.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $48.2 million for the three months ended June 30, 2011, a 30 percent increase from the $37.0 million for the three months ended June 30, 2010. This selling, general and administrative expense increase of $11.2 million is primarily due to: (i) $4.8 million of additional selling, general and administrative expenses related to the Exterior Portfolio acquisition in our building products segment, (ii) $1.4 million of salary and related benefits expense increase due to the company reducing previous hiring restrictions and reinstating various compensation related benefits throughout 2010, (iii) $2.7 million of stock compensation increase related to May 2011 equity awards, and (iv) $0.9 million in unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar in our building products segment.

        Loss on redemption of debt.    During the three months ended June 30, 2011, we redeemed all of our 7.125% Senior Notes due 2013 and 9.5% Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million, resulting in a loss primarily related to the early redemption cost.

        Interest Expense, net.    Interest expense, net decreased to $16.9 million for the three months ended June 30, 2011 from $17.4 million for the three months ended June 30, 2010. This interest expense, net decrease of $0.5 million was primarily attributable to lower interest rates during the second quarter of 2011 compared to the same quarter last year.

        Provision for (benefit from) Income Taxes.    The provision for income taxes was $2.6 million for the three months ended June 30, 2011 compared with the benefit from income taxes of $1.6 million for the three months ended June 30, 2010. The change in the provision for income taxes results primarily from the increase in income offset by resolution of uncertain tax positions. Our effective income tax rates for the three months ended June 30, 2011 and 2010 were 15.0 percent and negative 8.2 percent, respectively. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of the valuation allowance that results from the use of Canadian net operating losses and a tax benefit from the resolution of uncertain tax positions. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of uncertain tax positions.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $323.7 million for the three months ended June 30, 2011, an increase of 8 percent compared with net sales of $300.8 million for the same quarter last year primarily from our electrovinyl products group. Our overall average sales prices increased 20 percent as compared to the three months ended June 30, 2010, while our overall sales volume decreased 11 percent. Our overall sales prices increased primarily due to vinyl resins sales price increases of 14 percent and caustic soda price increases of 58 percent. The vinyl resins sales price increase reflects higher prices for the feedstocks ethylene and chlorine. According to CMAI, the caustic soda industry sales price increased 51 percent from the second quarter of 2010 to the second quarter of this year. The caustic soda sales price increase was primarily attributable to global supply issues and an increase in industrial demand. Our overall sales volume decrease was mainly attributable to reduced operating rates from an unscheduled chloralkali plant outage for maintenance and resulting force majeure in our PVC business and our logistical issues due to the high water on the Mississippi River system. Our force majeure in the PVC business was lifted in July. Our caustic soda sales volume decreased 24 percent and our overall vinyl resin sales volumes were flat for the quarter as compared to the second quarter of 2010. According to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") in June 2011, North American vinyl resin industry sales volume increased 5 percent as a result an increase in exports of 23 percent, offset by a decrease in domestic sales volume of 2 percent.

        Operating Income.    Operating income increased by $1.6 million to operating income of $37.8 million for the three months ended June 30, 2011 from $36.2 million for the three months ended June 30, 2010. This increase in operating income was due to an increase in vinyl resins and caustic soda sales prices partially offset by an increase in raw material costs and reduced operating rates. Our overall feedstocks and natural gas costs in the second quarter of 2011 increased 23 percent compared to the second quarter of 2010. CMAI reported industry price increases for our primary feedstocks of 31 percent for ethylene and 13 percent for chlorine as compared to the second quarter of 2010. Our chlorovinyls operating rate decreased from about 87 percent for the second quarter of 2010 to about 77 percent for the second quarter of 2011 due to the unscheduled chloralkali plant outage for maintenance and resulting force majeure in our PVC business and our logistical issues due to the high water on the Mississippi River system.

Building Products Segment

        Net Sales.    Net sales totaled $274.2 million for the three months ended June 30, 2011, an increase of 13 percent (or 9 percent on a constant currency basis), compared to $243.2 million for the same quarter last year. The net sales increase was driven primarily by the benefit of the acquisition of Exterior Portfolio in February of 2011. After adjusting for the impact of the acquisition, volume grew 3 percent in the quarter as U.S. demand improved across a number of our outdoor building products lines. According to PIPS industry data for our products, North America extruded vinyl resin volumes declined 2 percent during the second quarter of 2011. For the second quarter of 2011 our building products segment geographical sales were Canadian sales of 54 percent compared to the U.S. sales of 45 percent.

        Operating Income.    Operating income of $16.9 million, for the three months ended June 30, 2011, declined by $1.9 million from an operating income of $18.8 million for the three months ended June 30, 2010. The second quarter of 2011 includes $0.4 million restructuring expense related to the Exterior Portfolio acquisition in February 2011. The decline in operating income was due to changes in the geographic sales mix, higher raw material costs, a second quarter 2010 non-income tax benefit that did not re-occur in the second quarter 2011, and higher selling costs, in part, to support new product introductions and acquisition costs. Gross margin increased and improved as a result of higher volumes, driven primarily by the addition of Exterior Portfolio and better conversion performance partially offset by higher raw material costs.

Aromatics Segment

        Net Sales.    Net sales were $233.9 million for the three months ended June 30, 2011, an increase of 22 percent compared to $191.7 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales prices of 37 percent offset partially by a sales volume decrease of 11 percent as compared to the three months ended June 30, 2010. Our overall average sales prices increased as a result of an increase in the prices of cumene of 41 percent, phenol and acetone of 29 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. Our overall aromatics sales volumes decreased as a result of decreases in the sales volumes of cumene of 22 percent offset partially by an increase in the sales volume of phenol and acetone of 10 percent. Our overall sales volume decrease was mainly attributable to reduced operating rates from two scheduled plant turnarounds for maintenance and our logistical issues due to high water on the Mississippi River system during the second quarter of 2011. During the same period in 2010 we only had one scheduled plant turnaround for maintenance. Our phenol and acetone sales volume increases were due to strong phenol demand in both North America and Asia as well as a tighter supply due to operating issues in the U.S.

        Operating Loss.    Operating loss decreased by $0.4 million to $7.4 million for the three months ended June 30, 2011 from $7.8 million for the three months ended June 30, 2010. This decrease in operating loss was due primarily to increases in our sales prices which more than offset increases in our feedstock costs, lower cumene sales volumes and lower operating rates. Overall raw material costs increased 42 percent from the second quarter of 2010 to the same period of this year, primarily as a result of increases in benzene and propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, increased 22 percent, and 72 percent, respectively from the same period of last year. Our aromatics operating rate decreased from about 69 percent for the second quarter of 2010 to about 61 percent for the second quarter of 2011 due to two scheduled plant turnarounds for maintenance during the second quarter of 2011 compared to one during the three months ended June 30, 2010, and due to logistical issues caused by high water on the Mississippi River System.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

        Net Sales.    For the six months ended June 30, 2011, net sales totaled $1,619.6 million, an increase of 18 percent compared to $1,367.2 million for the same period last year. The net sales increase was primarily a result of an increase in our overall sales volumes of 3 percent and sales prices of 15 percent on a constant currency basis. Our overall sales volume increase was mainly attributable to an increase in domestic contract sales, additional sales from the Exterior Portfolio acquisition in February 2011, opportunistic export spot sales and strong phenol and acetone products sales more than offsetting weaker North American housing and construction markets and logistical issues during the second quarter of 2011 due to high water on the Mississippi River system. The U.S. and Canadian housing starts decreased 5 percent and 3 percent, respectively, from the six months ended June 30, 2010 to the same period this year, according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development issued in July 2011 and Canada Mortgage and Housing Corporation issued in July 2011. Our overall sales price increase was primarily a result of increases in the prices of all of our electrovinyl products and aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for all of our raw materials and tighter supply as a result of global industry operating issues.

        Gross Margin.    Total gross margin percentage increased to 10 percent of sales for the six months ended June 30, 2011 from 8 percent of sales for the six months ended June 30, 2010. This increase in gross margin percentage was primarily due to a margin expansion in our chlorovinyls and aromatics segments from higher sales prices due to strong demand caused by industry operating issues in the U.S. and Asia. The $56.3 million gross margin increase was primarily due to our chlorovinyls and aromatics segments margin expansion, an increase in sales volumes for vinyl resin, phenol and acetone products and a favorable Canadian dollar currency impact. Our sales price increases more than offset an increase in our raw material costs. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. CMAI reported a price increase of 20 percent for benzene, 48 percent for propylene, 11 percent for ethylene and 7 percent for chlorine from the first six months of 2010 compared to the first six months of this year while natural gas prices decreased 10 percent for the same time period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $86.7 million for the six months ended June 30, 2011, a 16 percent increase from the $74.8 million for the six months ended June 30, 2010. This selling, general and administrative expense increase of $11.9 million is primarily due to: (i) $7.3 million of additional selling, general and administrative expenses related to the Exterior Portfolio acquisition in our building products segment, (ii) $3.7 million salary and related benefits expense increase due to the company reducing previous hiring restrictions and reinstating various compensation related benefits throughout 2010, (iii) $2.8 million of stock compensation increase related to May 2011 equity awards, and (iv) $1.5 million in unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar in our building products segment, offset by the favorable impact of a $4.4 million non-income tax reserve returned to income primarily in our building products segment during the first quarter of 2011 as the exposure was no longer probable.

        Loss on redemption of debt.    During the six months ended June 30, 2011, we redeemed all of our 7.125% Senior Notes due 2013 and 9.5% Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million, resulting in a loss primarily related to the early redemption cost.

        Interest Expense, net.    Interest expense, net decreased to $33.4 million for the six months ended June 30, 2011 from $35.3 million for the six months ended June 30, 2010. This decrease in interest expense, net of $1.9 million was primarily attributable to lower interest rates during the six months ended June 30, 2011 compared to the same period in 2010.

        Provision for Income Taxes.    The provision for income taxes was $10.0 million for the six months ended June 30, 2011 compared with the benefit from income taxes of $10.9 million for the six months ended June 30, 2010. The change for income taxes results primarily from the increase in income offset by the resolution of uncertain tax positions. Our effective income tax rates for the six months ended June 30, 2011 and 2010 were 27.3 percent and 132.1 percent, respectively. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of the valuation allowance that results from use of Canadian net operating losses and tax benefit from the resolution of uncertain tax positions. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to a tax benefit from the resolution of uncertain tax positions offset by the release of the valuation allowance that results from the use of Canadian net operating losses.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $650.0 million for the six months ended June 30, 2011, an increase of 10 percent compared with net sales of $588.5 million for the same period last year primarily from our electrovinyl products group. The net sales increase was a result of an increase in our overall sales prices of 14 percent offset partially by a decrease in sales volume of 3 percent as compared to the six months ended June 30, 2010. Our overall sales price increases were primarily due to the increase in the price of caustic soda, vinyl resin and vinyl compound. According to CMAI, the caustic soda industry sales price increased 60 percent from the first six months of 2010 to the first six months of this year. The caustic soda sales price increase was primarily attributable to global supply issues and to an increase in industrial demand. Our overall chlorovinyls sales volume decrease of 3 percent was due to a decrease in opportunistic spot export sales. Our domestic vinyl resin and vinyl compounds sales volume increased 6 percent and 4 percent, respectively. North American vinyl resin industry sales volume increased 6 percent as a result of an increase in exports of 27 percent offset by a decrease in domestic sales volume of 3 percent, according to statistics from the PIPS issued in July 2011.

        Operating Income.    Operating income increased by $48.1 million to $75.6 million for the six months ended June 30, 2011 from $27.5 million for the six months ended June 30, 2010. This operating income increase was due to an increase in caustic soda, vinyl resin and vinyl compound sales prices, increased North American vinyl resins sales volumes, lower natural gas costs, all of which offset partially by increased raw material costs. Overall raw material costs increased 12 percent from the first six months of 2010 to the same period of this year, primarily as a result of increases in ethylene and chlorine costs. CMAI reported that industry prices of our primary feedstocks ethylene and chlorine increased 11 percent and 7 percent, respectively, from the same 2010 period. Our chlorovinyls operating rate was 80 percent for the first six months of 2010 and 2011. During the six months ended June 30, 2011, we had one unscheduled plant outage for maintenance compared to three during the six months ended June 30, 2010.

Building Products Segment

        Net Sales.    Net sales totaled $431.7 million for the six months ended June 30, 2011, an increase of 9 percent (or 6 percent on a constant currency basis), compared to $396.4 million for the six months ended June 30, 2010. The net sales increase was driven by the benefit of the acquisition of Exterior Portfolio in February 2011. After adjusting for the impact of the acquisition, sales volume declined less than 1% for the first six months of 2011 compared to the same period in 2010, as improved demand in the outdoor building products line in the U.S. was more than offset by softer demand in Canada, which has been negatively impacted, in part, by the elimination of 2010 tax incentives. According to PIPS industry data for our products, North America extruded vinyl resin volumes declined 6 percent during the first six months of 2011. For the first six months of 2011 our building products segment geographical sales were Canadian sales of 52 percent compared to the U.S. of 47 percent.

        Operating Income.    Operating income of $4.8 million for the six months ended June 30, 2011 declined by $10.3 million from an operating income of $15.1 million for the six months ended June 30, 2010. The decline in operating income was due to the geographic sales mix, higher raw materials, selling and acquisition costs. The first six months of 2011 includes net income of $0.7 million relating to a $3.6 million net reversal of a non-income tax reserve as the exposure is no longer probable, partially offset by acquisition costs and the fair value amortization of inventory of $2.9 million, acquired in the acquisition of Exterior Portfolio. The first six months of 2010 includes income of $2.1 million relating to a non-income tax benefit.

Aromatics Segment

        Net Sales.    Net sales were $538.0 million for the six months ended June 30, 2011, an increase of 41 percent compared to $382.3 million for the same period last year. The net sales increase was primarily a result of an increase in our overall sales prices of 26 percent and sales volume of 12 percent as compared to the six months ended June 30, 2010. Our overall average sales prices increased as a result of an increase in the prices of cumene of 30 percent, and phenol and acetone of 19 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of phenol and acetone of about 48 percent which were offset partially by a decrease in cumene sales volume of 6 percent. Our aromatics sales volume increases were due to strong phenol demand in both North America and Asia as well as a tighter supply due to operating issues in the U.S.

        Operating Income.    Operating income increased by $10.4 million to $12.3 million for the six months ended June 30, 2011 from $1.9 million for the six months ended June 30, 2010. This increase in operating income was due primarily to an increase in aromatics sales prices and operating rates more than offsetting higher raw material prices and increased sales volumes due to strong phenol demand in both North America and Asia as well as cumene industry operating issues in the U.S. Our aromatics operating rate increased from 65 percent for the first six months of 2010 to about 73 percent for the same period of this year. In addition, our operating income for the same period last year was negatively impacted by raw material prices decreasing during the first six months of 2010 and our inability to recover previously purchased raw materials costs in a decreasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. Overall raw material costs increased 31 percent from the first six months of 2010 to the same period of this year, primarily as a result of increases in benzene and propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, increased 20 percent, and 48 percent, respectively from the same period of last year. We also had two scheduled plant turnarounds for maintenance during the first six months of 2011 compared to only one last year.

Liquidity and Capital Resources

        Operating Activities.    For the six months ended June 30, 2011, we used $72.4 million of cash in operating activities as compared with cash provided by operations of $5.9 million for the six months ended June 30, 2010, primarily due to the increase in the amount of net working capital of $110.4 million. Total working capital used in operations for the three and six months ended June 30, 2011 was $44.3 million and $160.2 million, respectively. The use of cash for working capital included the increase of $141.3 million due to receivables, $90.4 million due to inventory, $17.5 million due to net payments towards accrued compensation, and is partly offset by the increase in cash flow provided by accounts payable of $87.6 million. As of June 30, 2011, net working capital was $481.9 million.

        The significant source of cash in the first six months of 2010 was an increase in accounts payable of $70.7 million. Significant uses of cash in the first six months of 2010 were an increase in accounts receivable of $103.7 million and an increase in inventories of $44.8 million. Net working capital at June 30, 2010 was a surplus of $391.0 million.

        Investing Activities.    Net cash used in investing activities was $95.2 million and $19.2 million for the six months ended June 30, 2011 and 2010, respectively. The significant change in the current year reflects the $71.6 million acquisition of Exterior Portfolio.

        Financing Activities.    Cash provided by financing activities was $86.3 million for the six months ended June 30, 2011 compared with $10.0 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we drew a net of $110.6 million under our ABL Revolver primarily to fund the increased working capital demands. During the three months ended June 30, 2011, we redeemed all of our 7.125% Senior Notes due 2013 and 9.5% Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. Our other note payable of $16.9 million is due in January 2012, and over the next twelve months, we expect to repay approximately $20.6 million of borrowings under our ABL Revolver. Therefore, we have classified these debts as current in our consolidated balance sheet as of June 30, 2011.

        Short-Term Borrowings from Banks.    At June 30, 2011, under our ABL Revolver, we had a maximum borrowing capacity of $300.0 million, and net of outstanding letters of credit of $16.2 million and current borrowings of $110.6 million, resulting in remaining availability of $173.2 million. The maturity date of our ABL Revolver is January 13, 2016.

($ in millions)	As of and for the quarter ended June 30, 2011
Short-Term Borrowings from Banks:
Outstanding amount at period end	$110.6
Weighted average interest rate at period end	4.2%
Average daily amount outstanding for the period	$83.1
Weighted average daily interest rate for the period	4.3%
Maximum month end amount outstanding during the period	$110.6

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $41.7 million and the availability to borrow an additional $173.2 million under our ABL Revolver as of June 30, 2011, the company has adequate funding for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements and comply with the financial ratios of the ABL Revolver and covenants under our indenture for the 9.0 percent senior secured notes. To the extent our cash flow and liquidity exceeds the levels necessary for us to make our required debt payments, fund our working capital and capital expenditure requirements and comply with our ABL Revolver and the indenture for the 9.0 percent senior secured notes, we may use that excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to further reduce our debt through optional prepayments or redemptions of our outstanding debt securities.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2010 can be found in our 2010 Annual Report on Form 10-K in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at June 30, 2011, have increased by approximately $32.6 million or 1 percent since December 31, 2010. The increase from December 31, 2010 is primarily related to us drawing on the ABL Revolver during the first half of 2011 to fund seasonal working capital demands.

Outlook

        We based our 2011 operating plans on conservative macro economic assumptions regarding the main drivers of our businesses. We continue to assume a slight recovery in U.S. housing starts and a slight weakening in Canadian housing starts, gross domestic product ("GDP") growth in both the U.S. and Canada greater than 2 percent over 2010, strong global demand for our chemical products, and natural gas costs similar to 2010.

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

Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are based on the beliefs of management as well as assumptions made based upon the information currently available to us. When used in this Form 10-Q, the words "anticipate," "believe," "plan," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could impact our actual financial condition or results of operations as compared to that discussed in any forward-looking statements are, among others:

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

  •
  complications resulting from our multiple ERP systems and the implementation of new ERP systems;

  •
  difficulty in integrating acquisitions;

  •
  the timing and our ability to remediate our material weakness;

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

Critical Accounting Policies

        During the six months ended June 30, 2011, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2010 Annual Report.

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

Item 4.    CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, due to the continued existence of a previously disclosed material weakness in internal control over financial reporting in the area of accounting for income taxes, the company's disclosure controls and procedures were not effective as of that date.

        For additional information regarding this material weakness, see "Item 9A. Controls and Procedures" contained in the company's Annual Report on Form 10-K for the year ended December 31, 2010.

  Changes in Internal Control.

        Other than as described below, there were no changes in the company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 (the "Second Quarter"), that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

        As a result of the continued existence of a previously disclosed material weakness in internal control over financial reporting in the area of accounting for income taxes, the company has implemented, and continued to implement during the Second Quarter, a number of remediation steps to address that material weakness and has made significant progress to improve the company's internal control over financial reporting. Specifically, the following remediation steps were taken in the Second Quarter:

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

        Subsequent to June 30, 2011, the Company has continued to undertake similar changes to its historical internal control over financial reporting in order to further address and remediate the existing material weakness in internal control over financial reporting in the area of accounting for income taxes. The company anticipates that it will complete its implementation and testing of these remediation steps in 2011; however additional measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        The first five paragraphs of Note 9 to the accompanying unaudited condensed consolidated financial statements are incorporated by reference herein.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our 2010 Annual Report. During the quarter ended June 30, 2011, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        The risks set out under Part I. Item 1A. "Risk Factors" in our 2010 Annual Report include the following risk factor: "Extensive environmental, health and safety laws and regulations impact our operations and assets; compliance with these regulations could adversely affect our results of operations." This particular risk factor is being amended and restated as set forth below. The risk factor is not being amended in any other manner.

        Our operations on and ownership of real property are subject to extensive environmental, health and safety regulation, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the U.S. We are also subject to similar regulations in Canada. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including potential releases of regulated materials into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and must continue to incur operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws.

        Also, some environmental laws, such as the federal Superfund statute, may impose joint and several liability for the cost of investigations and remedial actions to address contamination on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by regulated materials. Any or all of the responsible parties may be required to bear all of the costs of cleanup, regardless of fault, legality of the original disposal or ownership of the disposal site. A number of environmental liabilities have been associated with the facilities at Lake Charles, Louisiana that we acquired as part of the acquisition of the vinyls business of CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) and which may be designated as Superfund sites. Although CONDEA Vista retained financial responsibility for certain environmental liabilities that relate to the facilities that we acquired from it and that arose before the closing of our acquisition in November 1999, there can be no assurance that CONDEA Vista will be able to satisfy its obligations in this regard. If CONDEA Vista fails to fulfill its obligation regarding these environmental liabilities, then we could be held responsible. Furthermore, we severally are responsible for, and do not have indemnification for, any environmental liabilities relating to other acquisitions, including several liabilities resulting from Royal Group's operations prior to our acquisition of the company.

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

        Concerns related to climate change are continuing to grow leading to efforts to limit greenhouse gas ("GHG") emissions. The EPA has issued rules pursuant to the Clean Air Act requiring specified facilities to report GHG emissions and to obtain permits to control GHG emissions commencing in 2010. In addition, proposals are being considered by the United States Congress which may require companies such as Georgia Gulf to restrict or control GHG emissions. Also, the United States has recently engaged in discussions under the United Nations Framework Convention on Climate Change at Copenhagen. Such discussions may result in international treaties requiring additional controls on GHG emissions. Our non-U.S. manufacturing facilities are all in Canada, which is implementing measures to reduce GHG emissions. The cost impact of complying with such legislation, regulation or international negotiations would depend on the specific requirements enacted and cannot be determined at this time. For example, the impact of certain proposed legislation relating to GHG emissions would depend on factors such as the specific GHG limits imposed and the timing of the implementation of these requirements. The EPA regulatory requirement to report GHG emissions may result in the need to install or modify monitoring equipment at certain of our U.S. manufacturing facilities to monitor GHG emissions.

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

        The heightened interest in climate change issues could have the potential to affect business operations. There is a potential for indirect consequences of climate change regulation on business trends. In addition, some have alleged an association between climate change and changes in weather patterns. The Company may, in the future, be required to expend money to defend claims based on the alleged association of climate change with changes in weather patterns.

        In addition, on May 20, 2011, notice was published in the Federal Register of the U.S. Environmental Protection Agency's proposed rule for National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production. The proposed rule, if adopted, would establish emissions standards for certain regulated "hazardous air pollutants," including vinyl chloride monomer, that are consistent with "maximum achievable control technology" (MACT). The proposed rule, if adopted, would establish certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to these requirements would have three years from the effectiveness of the rule to come into compliance. Publication of the proposed rule in the Federal Register begins a period of public comment. The timing of the implementation of any final rule remains uncertain and is subject to a variety of factors, including the possibility of extensions to the time allowed for public comment, changes which may result from input from the public, or the possibility of legal challenges to any final rule. In light of the foregoing, the Company is still evaluating the potential impact of this proposed rule, and is unable to determine the ultimate expected impact on the Company. Such impacts could include the potential for significant compliance costs, including significant capital expenditures, and could result in operating restrictions. Any increase in costs related to these regulations, or restrictions on our operations, could adversely affect our financial condition and performance.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 - April 30, 2011	—	$—
May 1 - May 31, 2011	4,650	27.88
June 1 - June 30, 2011	—	—

Total	4,650	$27.88

(1)
Georgia Gulf did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect purchases of common stock by Georgia Gulf in connection with tax withholding obligations of Georgia Gulf employees upon vesting of such employees' restricted stock awards.

Item 6.    EXHIBITS

Exhibits
3.1	Restated Certificate of Incorporation of Georgia Gulf Corporation
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (included as Exhibit A to Exhibit 3.1)
10.1
Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2011)
10.2
Georgia Gulf Corporation Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2011)
10.3	Form of Non-Employee Director Restricted Stock Unit Agreement
10.4	Form of Performance Restricted Stock Unit Agreement for United States-based employees
10.5	Form of Performance Restricted Stock Unit Agreement for Canadian-based employees
10.6	Amendment to the amended and restated Georgia Gulf Corporation Executive and Key Employee Change In Control Severance Plan dated May 16, 2011
10.7	Amendment No. 3 to Revolving Credit Agreement and Amendment No. 2 to U.S. ABL Guaranty and Security Agreement
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101
The following financial information from Georgia Gulf Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011, and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and June 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: August 5, 2011	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2011	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)