Form 10-Q
period 2011-09-30
GEORGIA GULF CORP /DE/
filed 2011-11-04
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2011
Common Stock, $0.01 par value	34,236,402

Georgia Gulf Corporation Form 10-Q

Quarterly Period Ended September 30, 2011
Index

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

Georgia Gulf Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$45,310	$122,758
Receivables, net of allowance for doubtful accounts of $5,425 at 2011 and $10,026 at 2010	411,929	267,662
Inventories	360,734	261,235
Prepaid expenses	15,773	16,606
Income tax receivable	556	899
Deferred income taxes	9,223	7,266

Total current assets	843,525	676,426
Property, plant and equipment, net	641,028	653,137
Goodwill	210,512	209,631
Intangible assets, net	47,499	14,351
Deferred income taxes	5,845	8,078
Other assets, net	86,329	104,078

Total assets	$1,834,738	$1,665,701

Liabilities and Stockholders' Equity
Current portion of long-term debt	$66,384	$22,132
Accounts payable	265,467	132,639
Interest payable	12,797	22,558
Income taxes payable	4,296	2,910
Accrued compensation	24,114	38,382
Liability for unrecognized income tax benefits and other tax reserves	816	8,822
Other accrued liabilities	63,101	48,536

Total current liabilities	436,975	275,979
Long-term debt	633,285	667,810
Liability for unrecognized income tax benefits	34,314	46,884
Deferred income taxes	187,721	189,805
Other non-current liabilities	40,989	40,631

Total liabilities	1,333,284	1,221,109

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding: 34,236,402 at 2011 and 33,962,291 at 2010	342	340
Additional paid-in capital	479,767	476,276
Accumulated other comprehensive loss, net of tax	(7,914)	(210)
Retained earnings (deficit)	29,259	(31,814)

Total stockholders' equity	501,454	444,592

Total liabilities and stockholders' equity	$1,834,738	$1,665,701

See accompanying notes to unaudited condensed consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$929,636	$758,042	$2,549,284	$2,125,198
Operating costs and expenses:
Cost of sales	831,808	661,238	2,292,761	1,926,387
Selling, general and administrative expenses	43,412	43,442	130,080	117,894
Restructuring expense (income)	1	136	(123)	271

Total operating costs and expenses	875,221	704,816	2,422,718	2,044,552

Operating income	54,415	53,226	126,566	80,646
Interest expense, net	(16,703)	(17,333)	(50,092)	(52,592)
Loss on early redemption of debt	—	—	(1,100)	—
Foreign exchange gain (loss)	160	116	(780)	(318)

Income before income taxes	37,872	36,009	74,594	27,736
Provision for income taxes	3,514	11,051	13,521	119

Net income	$34,358	$24,958	$61,073	$27,617

Earnings per share:
Basic	$0.99	$0.72	$1.75	$0.79
Diluted	$0.99	$0.72	$1.75	$0.79
Weighted average common shares:
Basic	34,165	33,894	34,036	33,779
Diluted	34,211	33,894	34,065	33,779

See accompanying notes to unaudited condensed consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$61,073	$27,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,305	75,521
Loss on early redemption of debt	1,100	—
Foreign exchange loss (gain)	724	(431)
Deferred income taxes	4,686	6,049
Excess tax benefits from share-based payment arrangements	(3,555)	(4,001)
Long-lived asset impairment charges	—	591
Share based compensation	5,486	2,436
Other non-cash items	(2,478)	5,853
Change in operating assets, liabilities and other	(125,136)	(75,116)

Net cash provided by operating activities	20,205	38,519

Cash flows from investing activities:
Capital expenditures	(44,247)	(31,799)
Proceeds from sale of property, plant and equipment	326	1,603
Acquisition, net of cash acquired	(71,371)	—

Net cash used in investing activities	(115,292)	(30,196)

Cash flows from financing activities:
Repayments on asset based lending revolver	(415,567)	(481,209)
Borrowings on asset based lending revolver	452,505	472,208
Repayment of long-term debt	(22,917)	(33)
Fees paid to amend or issue debt facilities	(1,480)	(3,185)
Excess tax benefits from share-based payment arrangements	3,555	4,001
Stock compensation plan activity	39	(145)

Net cash provided by (used in) financing activities	16,135	(8,363)
Effect of exchange rate changes on cash and cash equivalents	1,504	(107)

Net change in cash and cash equivalents	(77,448)	(147)
Cash and cash equivalents at beginning of period	122,758	38,797

Cash and cash equivalents at end of period	$45,310	$38,650

See accompanying notes to unaudited condensed consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature only. Our financial condition as of, and our operating results for the three and nine month periods ended, September 30, 2011 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2011 or any other interim period.

        On February 9, 2011, we acquired Exterior Portfolio by Crane ("Exterior Portfolio"), a leading U.S. manufacturer and marketer of siding products, for a net purchase price of $71.4 million. The preliminary allocation of the net purchase price and results of Exterior Portfolio's operations are reflected in our unaudited condensed consolidated financial statements since that date.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"). There have been no material changes in the significant accounting policies followed by us during the three or nine month periods ended September 30, 2011 from those disclosed in the 2010 Annual Report.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-29, which amends Accounting Standards Codification ("ASC") topic 805 ("Topic 805"), Business Combinations. The amendments in this update specify that if a public entity presents comparative pro forma financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments related directly to the business combination included in the pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Implementation of this standard did not have a material impact on our financial statements.

        In May 2011, the FASB issued ASU 2011-04, which amends ASC topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under U.S Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS"). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted. Implementation of this standard will be effective in the first fiscal year beginning after December 15, 2011. We are currently evaluating the newly prescribed disclosures but do not expect it will have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, which amends ASC topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment also requires the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. Entities will no longer be allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Early adoption is permitted. Implementation of this standard will be required in the first fiscal year beginning after December 15, 2011. We have historically presented the components of other comprehensive income as a part of the consolidated statements of changes in stockholders' equity (deficit) or in a separate footnote. We are currently evaluating the newly prescribed disclosure and financial statement presentation options.

        In September 2011, the FASB issued ASU 2011-8 which amends ASC topic 350, Intangibles—Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Early adoption is permitted. Implementation of this standard will be required for fiscal years beginning after December 15, 2011. We are currently evaluating the impact of this statement on our consolidated financial statements.

3. RESTRUCTURING ACTIVITIES

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10, Exit or Disposal Cost Obligations, and related accounting standards. For the three months and nine months ended September 30, 2011, we incurred and paid nil and $0.6 million, respectively, related to the settlement of pension and postretirement benefits from our permanently shut down PVC manufacturing facility in Sarnia. For the three and nine months ended September 30, 2010, we incurred $0.1 million in restructuring expenses and a recovery of $0.2 million, respectively, related to the Fourth Quarter 2008 Restructuring Plan primarily due to additional termination benefits and exit costs of $1.0 million, offset by a reversal of an accrual for remediation costs that did not have to be incurred or reimbursed by us. These amounts are noted as reductions in the additions column in the tables below. In addition, for the three and nine months ended

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

September 30, 2010, we incurred nil and $0.1 million, respectively, in long-lived asset impairment charges. We do not expect there to be any future costs associated with the Fourth Quarter 2008 Restructuring Plan.

        During the nine months ended September 30, 2011, we recovered $1.2 million related to the sale of manufacturing equipment associated with a prior restructuring plan to shut down a PVC manufacturing facility in Oklahoma. This recovery is included in restructuring expense in the condensed consolidated statements of income for the nine months ended September 30, 2011. This recovery is included in the tables below as income in the additions column for the Chlorovinyls Fourth Quarter 2008 Restructuring Plan Exit costs and as a receivable reclassified out of the ending balance column in the Foreign Exchange and Other Adjustments column for the periods presented.

        In May 2009, we initiated a plan to further consolidate plants in our window and door profiles business (included in the "Other" row in the table below). As a result we incurred restructuring costs, including fixed asset impairment charges, termination benefits and other exit costs which have been recognized in accordance with ASC subtopic 420-10 and related accounting standards. For the three or nine months ended September 30, 2011, there were no additional restructuring charges. For the three months and nine months ended September 30, 2010, we incurred nil and $0.4 million of additional restructuring expenses, respectively, which are included in the additions column in the table below. We do not expect there to be any further future costs associated with this 2009 restructuring plan.

        In May 2011, in conjunction with our integration strategy for Exterior Portfolio, we eliminated some redundant selling, general and administrative functions. As part of this initiative the company completed a restructuring and consolidation plan within the siding business to optimize the organizational structure, which resulted in nil and $0.4 million of restructuring costs being incurred for the three and nine months ended September 30, 2011, respectively, which are included in the tables below in the Other row. We continue to evaluate and execute plans to integrate the Exterior Portfolio acquisition into our operations.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        A summary of our restructuring activities by reportable segment for the three and nine months ended September 30, 2011 and 2010 is as follows:

(In thousands)	Balance at June 30, 2011	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$73	—	—	$(5)	$68
Exit costs	251	—	120	(10)	361
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	947	—	3	(72)	878
Other:
Involuntary termination benefits	434	1	(163)	(12)	260
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	162	—	—	(12)	150

Total	$1,867	$1	$(40)	$(111)	$1,717

(In thousands)	Balance at December 31, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	$634	$(806)	$132	$68
Exit costs	130	(1,149)	236	1,144	361
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(53)	(191)	(46)	878
Other:
Involuntary termination benefits	86	445	(260)	(11)	260
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	156	—	—	(6)	150

Total	$1,648	$(123)	$(1,021)	$1,213	$1,717

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at June 30, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$248	$—	$(163)	$4	$89
Exit costs	167	141	(158)	(7)	143
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,524	—	(275)	42	1,291
Exit costs	—	—	—	—	—
Other
Involuntary termination benefits	567	(5)	(86)	14	490
Exit costs	—	—	—	—	—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	—	—	—	—

Total	$2,506	$136	$(682)	$53	$2,013

(In thousands)	Balance at December 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at September 30, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	$157	$(1,154)	$56	$89
Exit costs	1,976	(615)	(1,080)	(138)	143
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	230	(1,402)	45	1,291
Exit costs	—	55	(55)	—	—
Other:
Involuntary termination benefits	1,042	(153)	(416)	17	490
Exit costs	179	460	(639)	—	—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	48	—	—	(48)	—

Total	$6,693	$134	$(4,746)	$(68)	$2,013

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

4. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	September 30, 2011	December 31, 2010
Raw materials	$144,147	$98,815
Work-in-progress and supplies	5,383	5,104
Finished goods	211,204	157,316

Inventories	$360,734	$261,235

5. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Machinery and equipment	$1,413,704	$1,395,455
Land and land improvements	88,164	89,042
Buildings	201,842	201,228
Construction-in-progress	31,158	21,573

Property, plant and equipment, at cost	1,734,868	1,707,298
Accumulated depreciation	(1,093,840)	(1,054,161)

Property, plant and equipment, net	$641,028	$653,137

6. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Advances for long-term purchase contracts	$35,664	$49,204
Investment in joint ventures	6,914	9,691
Debt issuance costs, net	21,079	21,926
Non-current assets held for sale	14,750	14,151
Other	7,922	9,106

Total other assets, net	$86,329	$104,078

        The decrease in Advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        In February 2011, we acquired Exterior Portfolio which is now part of our building products segment. We have estimated the fair market value of the acquired assets and liabilities and a preliminary allocation of the net purchase price to goodwill and other intangible assets as follows: $25.5 million to customer relationships, $5.5 million to technology, $4.5 million to trade names, and the remaining $5.7 million was attributed to goodwill.

        Goodwill.    The following table provides the detail of goodwill at December 31, 2010 and the changes made to goodwill by reportable segment during the nine months ended September 30, 2011.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Accumulated impairment losses at December 31, 2010	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2010	$189,779	$19,852	$209,631

Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Preliminary addition from acquisition	—	5,702	5,702
Foreign currency translation adjustment	(4,821)	—	(4,821)

Gross goodwill at September 30, 2011	240,445	157,760	398,205
Accumulated impairment losses at September 30, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at September 30, 2011	$184,958	$25,554	$210,512

        Indefinite-lived intangible assets.    At September 30, 2011 and December 31, 2010, our indefinite-lived assets consisted only of trade names. The following table provides the indefinite-lived intangible assets by reporting segment as of September 30, 2011 and December 31, 2010 and the changes to indefinite-lived intangible assets during the nine months ending September 30, 2011.

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2010	$372	$4,247	$4,619
Preliminary addition from acquisition	—	4,500	4,500
Foreign currency translation adjustment	(16)	(91)	(107)

Balance at September 30, 2011	$356	$8,656	$9,012

        Finite-lived intangible assets.    At September 30, 2011 and December 31, 2010, we also had customer relationship and technology intangible assets that relate to our building products segment, which are our only finite-lived intangible assets. As noted above, an additional $25.5 million attributable to customer relationships and $5.5 million attributable to technology relating to the Exterior Portfolio acquisition are included in the September 30, 2011 building products segment

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

balances. The following tables provide the detail of finite-lived intangible assets at September 30, 2011 and December 31, 2010.

(In thousands)	Building Products
Gross carrying amounts at September 30, 2011:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at September 30, 2011:
Customer relationships	(6,402)
Technology	(7,716)

Total	(14,118)
Foreign currency translation adjustment and other at September 30, 2011:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at September 30, 2011:
Customer relationships	28,836
Technology	9,651

Total	$38,487

In thousands	Building Products
Gross carrying amounts at December 31, 2010:
Customer relationships	$11,422
Technology	11,867

Total	23,289
Accumulated amortization at December 31, 2010:
Customer relationships	(5,199)
Technology	(6,674)

Total	(11,873)
Foreign currency translation adjustment and other at December 31, 2010:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2010:
Customer relationships	4,539
Technology	5,193

Total	$9,732

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The weighted average estimated useful life for the customer relationships is approximately 16 years. Technology has a weighted average estimated useful life of approximately 7 years. Amortization expense for the finite-lived intangible assets was $0.8 million and $0.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively. For the nine months ended September 30, 2011 and September 30, 2010, amortization expense was $2.2 million and $0.8 million, respectively. Total finite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

        During the three months ended September 30, 2011 the Company's stock price and market capitalization fluctuated and at September 30, 2011 our market capitalization was less than the book value of our stockholders' equity. As a result we were required to evaluate our reporting units with goodwill and other indefinite lived intangible assets for impairments. Our reporting units within our building products segment have goodwill and other intangible asset balances of $72.7 million at September 30, 2011. In 2011, the North American housing and construction markets have remained anemic and current industry expectations vary significantly regarding the timing and pace of recovery. In the three months ended September 30, 2011, we do not believe there was any impairment but continued weakness in the North American housing and construction markets continues to challenge these reporting units. Further deterioration in the North American housing and construction markets or the use of different assumptions in our evaluations could yield materially different results.

8. LONG-TERM DEBT

        Long-term debt consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Senior secured ABL revolving credit facility due 2016	$36,402	$—
9.0% senior secured notes due 2017	497,365	497,085
7.125% senior notes due 2013	—	8,965
9.5% senior notes due 2014	—	13,162
10.75% senior subordinated notes due 2016	41,454	41,412
Lease financing obligation	107,519	112,385
Other	16,929	16,933

Total debt	699,669	689,942
Less current portion	(66,384)	(22,132)

Long-term debt	$633,285	$667,810

        Our senior secured asset-based revolving credit facility (the "ABL Revolver") provides for a maximum of $300 million of revolving credit through January 2016, subject to borrowing base availability, including sub-limits for letters of credit and swing line loans. The borrowing base is equal to specified percentages of our eligible accounts receivable and inventories, less other reserves reasonably determined by the co-collateral agents. The borrowings under the ABL Revolver are generally secured by substantially all of our assets.

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

        The weighted average interest rate on borrowings under the ABL Revolver was 4.7% and 5.1% as of September 30, 2011 and December 31, 2010, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a commitment fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million we must maintain a minimum fixed charge coverage ratio of 1.10 to 1.00. At September 30, 2011 and December 31, 2010 excess availability was $247.9 million and $264.8 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments on or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness; amend or otherwise alter the terms of certain indebtedness; engage in certain transactions with affiliates; and alter the business that we conduct.

        If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Revolver exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Revolver is less than $60.0 million for a period of three consecutive business days or certain events of default have occurred, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under the ABL Revolver, which will be used to repay outstanding loans and cash collateralize letters of credit. At September 30, 2011 and December 31, 2010, we had $36.4 million and nil in outstanding principal borrowed under the ABL Revolver and had outstanding letters of credit totaling $15.7 million and $20.2 million, respectively.

        On April 4, 2011, we redeemed all of our 7.125% senior notes due 2013 and 9.5% senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. In connection with the redemption of these notes, we incurred a $1.1 million loss during the nine months ended September 30, 2011 comprised of fees and unamortized discounts. On October 20, 2011, we redeemed all of our 10.75% senior subordinated notes due 2016 at $105.375 per $100 face value of such notes, for an aggregate payment of $44.1 million, including early redemption costs, for a subsequent loss on early redemption of debt of approximately $3.3 million.

        On December 22, 2009, we issued $500.0 million principal amount of 9.0% senior secured notes due 2017 (the "9.0% senior secured notes"). Interest on these notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5% of their principal amount, and thereafter at prices declining annually to 100.0% on or after January 15, 2016. During any twelve- month period prior to January 15, 2014, we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0% senior secured notes at a redemption price of 103.0% of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the 9.0% senior secured notes at a redemption price equal to 109.0% of such principal amount, plus

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

8. LONG-TERM DEBT (Continued)

any accrued and unpaid interest. In addition, we may redeem some or all of the 9.0% senior secured notes at any time prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0% senior secured notes are generally secured by substantially all of our assets, and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        As a result of our redemption of the 10.75% senior subordinated notes on October 20, 2011 we have classified them as current on the balance sheet as of September 30, 2011. In addition, we have a note payable of $16.9 million that will accrete to $18.2 million when it is due in January 2012 that we expect to repay prior to the end of 2011. Further, we expect to repay approximately $8.0 million of principal under our ABL Revolver over the next twelve months. Therefore, we have classified these debts as current in our unaudited condensed consolidated balance sheet as of September 30, 2011.

        Lease Financing Obligation.    The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale for generally accepted accounting principle purposes. As a result, the land, building and related accounts continue to be recognized in the condensed consolidated balance sheets. The future minimum lease payments under the terms of the related lease agreements at September 30, 2011 are $1.8 million for the remainder of 2011, $7.2 million in 2012, $7.4 million in 2013, $7.5 million in 2014, $7.7 million in 2015, and $9.8 million thereafter. The change in the future minimum lease payments from the December 31, 2010 balance is due to monthly payments and the change in the Canadian dollar exchange rate during the nine months ended September 30, 2011.

9. COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the United States Environmental Protection Agency (USEPA) conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. During the second quarter of 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During the second quarter of 2007, we reached agreement with the USEPA responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. All parties have executed a consent decree setting forth the terms and conditions of the settlement. The consent decree has been approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things; undertake certain other environmental improvement projects. While the cost of such remaining projects will likely exceed $1 million, we do not believe that the cost associated with these projects will have a material effect on our financial position, results of operations, or cash flows.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        We have not yet achieved a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order (UAO) from this USEPA regional office. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to undertake certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems.

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

        In addition, we are currently, and from time to time in the future expect that we will become, subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other known claims and legal actions will not have a material effect on our financial position or on our results of operations.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to about $150,000 of expense per year, as well as costs in any year in excess of this annual amount up to an aggregate one-time amount of about $2.3 million. At September 30, 2011, we had incurred an aggregate of approximately $1.4 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $3.0 million accrual in liabilities at September 30, 2011.

        CONDEA Vista is responsible for employee and independent contractor exposure claims before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        In May 2008, we were informed that further efforts to remediate a spill of styrene reducer at our Royal Mouldings facility in Atkins, Virginia would be necessary. The spill was the result of a supply line rupture from an external holding tank. As a result of this spill, the facility entered into a voluntary remediation agreement with the Virginia Department of Environmental Quality ("VDEQ") in August 2003 and began implementing the terms of the voluntary agreement shortly thereafter. In August 2007, the facility submitted a report on the progress of the remediation to the VDEQ. Subsequently, the VDEQ responded by indicating that continued remediation of the area impacted by the spill would be

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

required. While the remaining remediation costs may exceed $100,000, we do not expect such costs will have a material effect on our financial position, results of operations or cash flows.

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

10. EARNINGS PER SHARE

        We calculate earnings per share in accordance with ASC subtopic 260-10, Earnings per Share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of certain of our restricted stock unit awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to these restricted stock unit participating securities and common stock based on their respective participation percentage.

        The two-class method also requires the denominator to include the weighted average number of shares of restricted stock units participating securities when calculating basic earnings per share. For the three and nine months ended September 30, 2011, there were 0.6 million and 0.8 million weighted average restricted stock units, participating securities, respectively, included in the denominator. For the three and nine months ended September 30, 2010, there were 1.0 million and 1.1 million weighted average restricted stock units participating securities, respectively, included in the denominator. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of stock options is calculated using the treasury stock method, subject to anti-dilution provisions

        In computing diluted earnings per share for the three and nine months ended September 30, 2011, common stock equivalents of 0.3 million shares and 0.2 million shares, respectively, were not included due to their anti-dilutive effect. For the three and nine months ended September 30, 2010, all common stock equivalents were excluded due to their anti-dilutive effect.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

10. EARNINGS PER SHARE (Continued)

        Computations of basic and diluted earnings per share are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share data	2011	2010	2011	2010
Basic earnings per share
Undistributed income	$34,358	$24,958	$61,073	$27,617
Deduct: Undistributed earnings—Restricted stock units participating securities	611	699	1,414	876

Common stockholders' interest in undistributed income	$33,747	$24,259	$59,659	$26,741

Weighted average common shares—Basic	34,165	33,894	34,036	33,779
Total basic earnings per common share	$0.99	$0.72	$1.75	$0.79

Diluted earnings per share
Common stockholders' interest in undistributed income	$33,747	$24,259	$59,659	$26,741

Weighted average common shares—Basic	34,165	33,894	34,036	33,779
Stock-based awards	46	—	29	—

Weighted average common shares—Diluted	34,211	33,894	34,065	33,779

Total diluted earnings per common share	$0.99	$0.72	$1.75	$0.79

11. SHARE-BASED COMPENSATION

        On May 17, 2011, our shareholders approved the Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). Under the 2011 Plan, we are authorized to grant various stock compensation awards for up to 1,800,000 shares of our common stock to officers, employees and non-employee directors, among others. We have entered into various types of share-based payment arrangements with participants, including restricted stock unit awards and stock option grants. We issue previously unissued shares upon the exercise of stock options and the vesting of restricted stock units. As of September 30, 2011, there were 1,685,044 shares available for future grant to participants under our 2011 Plan. In connection with our adoption, and shareholder approval of, the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our other equity compensation plans.

        Total after-tax share-based compensation cost by type of program was as follows:

	Nine months ended September 30,
(In thousands)	2011	2010
Restricted stock units expense	$5,295	$1,959
Stock options expense	191	477

Before-tax share-based compensation expense	5,486	2,436
Income tax benefit	(1,683)	(965)

After-tax share-based compensation expense	$3,803	$1,471

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. SHARE-BASED COMPENSATION (Continued)

        The amount of share-based compensation cost capitalized in periods represented was not material.

        As of September 30, 2011 and 2010, we had approximately $6.2 million and $5.8 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $5.2 million and $7.0 million, respectively.

        Stock Options.    During the nine months ended September 30, 2011 and 2010, we did not grant any options to purchase shares. Stock option exercise prices are equal to the closing price of our common stock on the date of grant. Outstanding stock options vest over a three-year period from the date of grant and expire no more than ten years after the date of grant.

        A summary of stock option activity under all plans for the nine months ended September 30, 2011 is as follows:

	Nine Months Ended September 30, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	155,693		$340.48
Exercised	(1,840)		21.25
Expired	(6,980)		422.50
Forfeited	(14,029)		743.80

Outstanding on September 30, 2011	132,844	5.9 years	$298.00	$7

Exercisable as of September 30, 2011	114,748	5.6 years	$341.42	$5
Vested or expected to vest as of September 30, 2011	132,741	5.9 years	$298.21	$7

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

        Restricted Stock Units.    In May 2011, we granted performance restricted stock units ("PRSUs"), which are a form of restricted stock unit in which the number of shares ultimately earned depends on our stock price performance measured against specified performance targets. Following each vesting period, the number of PRSUs subject to award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on predetermined performance metrics related to our stock price for the respective period. The PRSUs are included with all restricted stock units in all calculations.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

11. SHARE-BASED COMPENSATION (Continued)

        During the nine months ended September 30, 2011 and 2010, we granted 290,003 and 154,048 restricted stock units, respectively. The restricted stock units are expensed over the requisite service period for each award which generally equals the stated vesting period. The weighted average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2011 and 2010 was $27.55 and $16.37, respectively, which is based on the stock price as of the date of grant or, in the case of the PRSUs, the fair value was estimated using a Monte Carlo simulation model. A summary of restricted stock units (including PRSUs) and related changes therein during the nine months ended September 30, 2011 is as follows:

	Nine Months Ended September 30, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	909,358		$10.75
Granted	290,003		27.55
Vested	(399,212)		10.57
Forfeited	(7,334)		8.75

Outstanding on September 30, 2011	792,815	2.5 Years	$17.00	$10,965

Vested or expected to vest as of September 30, 2011	693,465	2.5 Years	$15.54	$9,591

12. EMPLOYEE RETIREMENT PLANS

        The following table provides the components for the net periodic benefit (income) for all of our pension plans:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2011	2010	2011	2010
Components of net periodic benefit (income):
Interest cost	$1,819	$1,882	$5,523	$5,809
Expected return on assets	(2,387)	(2,463)	(7,156)	(7,388)
Amortization of:
Prior service credit	1	3	3	3
Actuarial loss recognized due to settlement		—	591	—
Actuarial loss	251	187	745	595

Total net periodic benefit (income)	$(316)	$(391)	$(294)	$(981)

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

        The use of different estimates or assumptions could result in materially different determinations.

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian pension plan. All future benefit obligations for this pension plan were fully funded in February 2011 with a contribution in the amount of approximately $0.8 million. For the three and nine months ended September 30, 2010, we made contributions of nil and $0.5 million, respectively, to the Canadian pension plan.

        For the three and nine months ended September 30, 2011 and 2010, we made no contributions to the U.S. pension plan. We made contributions in the form of direct benefit payments for the U.S. pension plans in the nine months ended for both September 30, 2011 and 2010 of approximately $0.4 million, respectively. There were no contributions in the form of direct benefit payment to the U.S. pension plans in either of the three month periods ended September 30, 2011 and 2010.

13. COMPREHENSIVE INCOME INFORMATION

        Our comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities as required. The components of accumulated other comprehensive loss and total comprehensive income are shown as follows:

Accumulated other comprehensive loss—net of tax

In thousands	September 30, 2011	December 31, 2010
Unrealized (loss) gain on derivative contracts	$(144)	$264
Pension liability adjustment	(26,297)	(27,641)
Currency translation adjustment	18,527	27,167

Total accumulated other comprehensive loss	$(7,914)	$(210)

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

13. COMPREHENSIVE INCOME INFORMATION (Continued)

        The components of total comprehensive income are as follows:

Total comprehensive income

	Three months ended September 30,		Nine months ended September 30,
In thousands	2011	2010	2011	2010
Net income	$34,358	$24,958	$61,073	$27,617
Unrealized gain (loss) on derivative contracts	231	(787)	(408)	(432)
Pension liability adjustment	201	133	1,344	386
Currency translation adjustment	(13,476)	4,234	(8,640)	2,560

Total comprehensive income	$21,314	$28,538	$53,369	$30,131

14. INCOME TAXES

        Our effective income tax rates for the three and nine months ended September 30, 2011 were 9.3% and 18.1%, respectively, as compared to 30.7% and 0.4%, as reported for the three and nine months ended September 30, 2010, respectively. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2011 and 2010 was primarily due to the release of the valuation allowance that results from utilization of Canadian net operating losses and the resolution of uncertain tax positions.

Liability for Unrecognized Income Tax Benefits

        As of September 30, 2011, our liability for unrecognized income tax benefits was approximately $39.4 million. Of this amount, approximately $20.8 million relates to accrued interest and penalties. If not realized, all of this amount would affect our effective tax rate. For the three months and nine months ended September 30, 2011, we recognized approximately $0.4 million and $1.2 million, respectively of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits decreased during the three months and nine months ended September 30, 2011, primarily as the result of the resolution of uncertain tax positions acquired with Royal Group, primarily in Canada, and foreign currency translation adjustments, offset by the accrual of additional interest expense related to our liabilities for unrecognized tax benefits.

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

14. INCOME TAXES (Continued)

        A reconciliation of the liability for unrecognized tax benefits for the three month and nine month periods ended September 30, 2011 is set forth in the table below:

(In thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Balance as of beginning of the period	$52,975	$53,315
Additions for current year tax positions	14	14
Additions for prior year tax positions	351	1,208
Reductions for prior year tax positions	(7,877)	(7,898)
Settlements	(2,952)	(2,952)
Reductions related to expirations of statute of limitations	(24)	(2,534)
Foreign currency translation	(3,067)	(1,733)

Balance as of the end of the period	$39,420	$39,420

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and commodity forward purchase contracts. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the nature of such instruments. The fair values of our 9.0% senior secured notes are based on quoted market values. Due to limited trading activity for our 7.125% senior notes due 2013, our 9.5% senior notes due 2014, and our 10.75% senior subordinated notes due 2016, the fair values of those notes were historically estimated based on a weighted average of trading activity before and after the applicable reporting date. Our ABL Revolver is fair valued using comparable recent third party transactions. Our natural gas forward purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments.

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

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1:
Long-term debt:
9.0% senior secured notes due 2017	$497,365	$514,375	$497,085	$538,750
Level 2:
Long-term debt:
10.75% senior subordinated notes due 2016	41,454	44,106	41,412	43,644
7.125% senior notes due 2013	—	—	8,965	8,885
9.5% senior notes due 2014	—	—	13,162	13,235
ABL Revolver due 2016	36,402	36,402	—	—
Derivative instruments:
Natural gas forward purchase contracts liability (asset)	230	230	(425)	(425)

16. SEGMENT INFORMATION

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal brand names, and are managed within the building products segment. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. SEGMENT INFORMATION (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2010 Annual Report.

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended September 30, 2011:
Net sales	$347,195	$319,906	$262,535	$—	$929,636
Intersegment revenues	63,741	—	—	(63,741)	—
Restructuring expense	—	—	1	—	1
Operating income (loss)	46,261	1,689	14,313	(7,848)	54,415
Depreciation and amortization	14,730	384	10,231	1,118	26,463
Three months ended September 30, 2010:
Net sales	$316,749	$218,386	$222,907	$—	$758,042
Intersegment revenues	63,715	—	141	(63,856)	—
Restructuring expense (income)	141	—	(5)	—	136
Operating income (loss)	46,137	12,072	5,567	(10,550)	53,226
Depreciation and amortization	15,012	337	8,783	1,279	25,411

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Nine months ended September 30, 2011:
Net sales	$997,177	$857,912	$694,195	$—	$2,549,284
Intersegment revenues	198,441	—	3	(198,444)	—
Restructuring expense (income)	(515)	—	392	—	(123)
Operating income (loss)	121,826	14,024	19,138	(28,422)	126,566
Depreciation and amortization	43,912	1,097	29,980	3,316	78,305
Nine months ended September 30, 2010:
Net sales	$905,271	$600,720	$619,207	$—	$2,125,198
Intersegment revenues	199,972	—	141	(200,113)	—
Restructuring expense (income)	(322)	—	593	—	271
Operating income (loss)	73,681	13,935	20,632	(27,602)	80,646
Depreciation and amortization	44,715	1,067	25,963	3,776	75,521

Sales by Product Line

        The table below summarizes net sales by product line. Our electrovinyls products are primarily comprised of chlorine/caustic soda, VCM and vinyl resins. Our compound products are comprised of

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

16. SEGMENT INFORMATION (Continued)

vinyl compounds, compound additives and plasticizers. Our outdoor building products are comprised of siding, pipe and pipe fittings, and deck, fence, and rail products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Chlorovinyls
Electrovinyl products	$235,771	$219,253	$664,333	$610,077
Compound products	111,424	97,496	332,844	295,194

Total	347,195	316,749	997,177	905,271

Aromatics
Cumene products	191,683	139,887	510,493	398,794
Phenol/acetone products	128,223	78,499	347,419	201,926

Total	319,906	218,386	857,912	600,720

Building Products
Window & Door Profiles and Moulding products	94,362	93,774	255,170	266,662
Outdoor Building products	168,173	129,133	439,025	352,545

Total	262,535	222,907	694,195	619,207

Total net sales	$929,636	$758,042	$2,549,284	$2,125,198

17. SUPPLEMENTAL GUARANTOR INFORMATION

        Georgia Gulf Corporation is in essence a holding company for all of its wholly and majority owned subsidiaries. Our payment obligations under the indenture for our 9.0% senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Investments in subsidiaries in the following tables reflect investments in wholly owned entities within Georgia Gulf Corporation. The Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries (defined below) are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company's public debt to be exempt from certain reporting obligations under the Securities Exchange Act of 1934.

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
September 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$29,008	$16,302	$—	$45,310
Receivables, net	—	769,353	98,751	(456,175)	411,929
Inventories	—	260,565	100,169	—	360,734
Prepaid expenses	33	11,888	3,852	—	15,773
Income tax receivable	—	115	441	—	556
Deferred income taxes	—	9,223	—	—	9,223

Total current assets	33	1,080,152	219,515	(456,175)	843,525
Property, plant and equipment, net	748	422,799	217,481	—	641,028
Long term receivables—affiliates	437,815	—	—	(437,815)	—
Goodwill	—	103,275	107,237	—	210,512
Intangibles, net	—	45,121	2,378	—	47,499
Deferred income taxes	—	—	5,845	—	5,845
Other assets	17,866	59,590	8,873	—	86,329
Investment in Subsidiaries	1,189,062	—	—	(1,189,062)	—

Total assets	$1,645,524	$1,710,937	$561,329	$(2,083,052)	$1,834,738

Liabilities and Stockholders' Equity
Current portion of long-term debt	$66,384	$—	$—	$—	$66,384
Accounts payable	440,339	234,712	37,191	(446,775)	265,467
Interest payable	12,754	—	43	—	12,797
Income taxes payable	(1,214)	4,006	1,504	—	4,296
Accrued compensation	758	11,671	11,685	—	24,114
Liability for unrecognized income tax benefits and other tax reserves	—	816	—	—	816
Other accrued liabilites	419	36,469	26,213	—	63,101

Total current liabilities	519,440	287,674	76,636	(446,775)	436,975
Long-term debt	520,964	—	112,321	—	633,285
Long-term payables—affiliates	—	—	447,215	(447,215)	—
Liability for unrecognized income tax benefits	—	7,302	27,012	—	34,314
Deferred income taxes	12,501	175,220	—	—	187,721
Other non-current liabilities	91,165	42,736	2,295	(95,207)	40,989

Total liabilities	1,144,070	512,932	665,479	(989,197)	1,333,284

Total stockholders' equity (deficit)	501,454	1,198,005	(104,150)	(1,093,855)	501,454

Total liabilities and stockholders' equity	$1,645,524	$1,710,937	$561,329	$(2,083,052)	$1,834,738

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

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Three Months Ended September 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$794,512	$178,685	$(43,561)	$929,636
Operating costs and expenses:
Cost of sales	—	726,966	148,403	(43,561)	831,808
Selling, general and administrative expenses	7,011	20,800	15,601	—	43,412
Restructuring expense	—	1	—	—	1

Total operating costs and expenses	7,011	747,767	164,004	(43,561)	875,221

Operating (loss) income	(7,011)	46,745	14,681	—	54,415

Other (expense) income
Interest (expense) income, net	(19,160)	8,683	(6,226)	—	(16,703)
Foreign exchange (loss) gain	(57)	25	192	—	160
Equity in income of subsidiaries	61,069	1,650	—	(62,719)	—

Income before income taxes	34,841	57,103	8,647	(62,719)	37,872

Provision (benefit) for income taxes	483	10,777	(7,746)	—	3,514

Net income	$34,358	$46,326	$16,393	$(62,719)	$34,358

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Three Months Ended September 30, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,360	$630,738	$173,135	$(50,191)	$758,042
Operating costs and expenses:
Cost of sales	—	563,174	143,896	(45,832)	661,238
Selling, general and administrative expenses	4,754	24,088	18,959	(4,359)	43,442
Restructuring expense	—	—	136		136

Total operating costs and expenses	4,754	587,262	162,991	(50,191)	704,816

Operating (loss) income	(394)	43,476	10,144	—	53,226
Other (expense) income:
Interest (expense) income, net	(17,030)	5,247	(5,550)	—	(17,333)
Foreign exchange gain (loss)	143	(2)	(25)	—	116
Equity in income of subsidiaries	100,667	997	—	(101,664)	—

Income before income taxes	83,386	49,718	4,569	(101,664)	36,009
Provision (benefit) for income taxes	58,428	(41,979)	(5,398)	—	11,051

Net income	$24,958	$91,697	$9,967	$(101,664)	$24,958

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Nine Months Ended September 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,177,274	$519,026	$(147,016)	$2,549,284
Operating costs and expenses:
Cost of sales	—	2,001,477	438,300	(147,016)	2,292,761
Selling, general and administrative expenses	25,828	55,696	48,556	—	130,080
Restructuring (income) expense	—	(1,132)	1,009	—	(123)

Total operating costs and expenses	25,828	2,056,041	487,865	(147,016)	2,422,718

Operating (loss) income	(25,828)	121,233	31,161	—	126,566
Other (expense) income
Interest (expense) income, net	(56,686)	24,851	(18,257)	—	(50,092)
Foreign exchange (loss) gain	(21)	70	(829)	—	(780)
Loss on early redemption of debt	(1,100)	—	—	—	(1,100)
Equity (loss) in income of subsidiaries	129,548	(355)	—	(129,193)	—

Income before income taxes	45,913	145,799	12,075	(129,193)	74,594

(Benefit) provision for income taxes	(15,160)	38,681	(10,000)	—	13,521

Net income	$61,073	$107,118	$22,075	$(129,193)	$61,073

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income Information
Nine Months Ended September 30, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,456	$1,790,487	$479,791	$(157,536)	$2,125,198
Operating costs and expenses:
Cost of sales	—	1,671,110	400,357	(145,080)	1,926,387
Selling, general and administrative expenses	18,735	63,605	48,010	(12,456)	117,894
Restructuring expense (income)	—	592	(321)		271

Total operating costs and expenses	18,735	1,735,307	448,046	(157,536)	2,044,552

Operating (loss) income	(6,279)	55,180	31,745	—	80,646
Other (expense) income:
Interest (expense) income, net	(55,501)	18,566	(15,657)	—	(52,592)
Foreign exchange gain (loss)	73	—	(391)	—	(318)
Equity in income of subsidiaries	89,059	2,437	—	(91,496)	—

Income before income taxes	27,352	76,183	15,697	(91,496)	27,736
(Benefit) provision for income taxes	(265)	9,052	(8,668)	—	119

Net income	$27,617	$67,131	$24,365	$(91,496)	$27,617

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,249	$(28,523)	$(12,521)	$—	$20,205

Cash flows from investing activities:
Capital expenditures	(600)	(37,143)	(6,504)	—	(44,247)
Proceeds from sale of property, plant and equipment	—	301	25	—	326
Acquisition, net of cash acquired	—	(71,371)	—	—	(71,371)

Net cash used in investing activities	(600)	(108,213)	(6,479)	—	(115,292)

Cash flows from financing activities:
Repayments on ABL Revolver	(382,300)	—	(33,267)	—	(415,567)
Borrowings on ABL Revolver	413,900	—	38,605	—	452,505
Repayment of long-term debt	(22,913)	(4)	—	—	(22,917)
Fees paid to amend or issue debt facilities and equity	(863)	—	(617)	—	(1,480)
Intercompany financing to fund acquisition	(72,067)	72,067	—	—	—
Excess tax benefits from share-based payment arrangements	3,555	—	—	—	3,555
Stock compensation plan activity	39	—	—	—	39

Net cash (used in) provided by financing activities	(60,649)	72,063	4,721	—	16,135

Effect of exchange rate changes on cash and cash equivalents	—	—	1,504	—	1,504

Net change in cash and cash equivalents	—	(64,673)	(12,775)	—	(77,448)
Cash and cash equivalents at beginning of period	—	93,681	29,077	—	122,758

Cash and cash equivalents at end of period	$—	$29,008	$16,302	$—	$45,310

Georgia Gulf Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

17. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2010
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$20,211	$22,452	$(4,144)	$—	$38,519

Cash flows from investing activities:
Capital expenditures	—	(22,403)	(9,396)	—	(31,799)
Proceeds from sale of property, plant and equipment, and assets held-for sale	—	—	1,603	—	1,603

Net cash used in investing activities	—	(22,403)	(7,793)	—	(30,196)
Cash flows from financing activities:
Repayments on ABL revolver	(430,943)	—	(50,266)	—	(481,209)
Borrowings on ABL revolver	410,143	—	62,065	—	472,208
Repayment of long-term debt	—	(33)	—	—	(33)
Stock compensation plan activity	(145)	—	—	—	(145)
Fees paid to amend or issue debt facilities	(3,267)	—	82	—	(3,185)
Excess tax benefits from share-based payment arrangements	4,001	—	—	—	4,001

Net cash (used in) provided by financing activities	(20,211)	(33)	11,881	—	(8,363)

Effect of exchange rate changes on cash	—	—	(107)	—	(107)

Net change in cash and cash equivalents	—	16	(163)	—	(147)
Cash and cash equivalents at beginning of period	—	24,880	13,917	—	38,797

Cash and cash equivalents at end of period	$—	$24,896	$13,754	$—	$38,650

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We are a leading North American manufacturer and an international marketer of chlorovinyls and aromatics chemicals and also manufacture and market vinyl-based building and home improvement products. Our chlorovinyls and aromatic chemicals products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and deck, fence, and rail products and markets vinyl-based building and home improvement products under the Royal Building Products brand names.

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Building Products brand names, and are managed within the building products segment. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

Acquisition

        On February 9, 2011, we acquired Exterior Portfolio by Crane from the Crane Group. Exterior Portfolio, headquartered in Columbus, Ohio, is a leading U.S. manufacturer and marketer of siding products with 2010 revenues of approximately $100.0 million. Exterior Portfolio markets siding and related accessories under the CraneBoard®, Portsmouth Shake®, Solid Core Siding® and Architectural Essentials™ brand names. The aggregate cash consideration paid was $71.4 million and was funded with cash on hand. Exterior Portfolio's financial results are reported in the building products segment, and are included from the date of the acquisition.

Results of Operations

        The following table sets forth our condensed consolidated statement of operations data for the three and nine months ended September 30, 2011 and 2010, and the percentage of net sales of each line item for the three and nine months presented. Totals may not add due to rounding.

	Three months ended				Nine months ended
(Dollars in Millions)	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Net sales	$929.6	100%	$758.0	100%	$2,549.3	100%	$2,125.2	100%
Cost of sales	831.8	89.5%	661.2	87.2%	2,292.8	89.9%	1,926.4	90.6%

Gross margin	97.8	10.5%	96.8	12.8%	256.5	10.1%	198.8	9.4%
Selling, general and administrative expense	43.4	4.6%	43.4	5.7%	130.1	5.21%	117.9	5.5%
Restructuring expense (income)	—	—%	0.1	—%	(0.1)	—%	0.3	—%

Operating income	54.4	5.9%	53.2	7.0%	126.6	4.9%	80.6	3.8%
Interest expense, net	(16.7)	(1.8)%	(17.3)	(2.3)%	(50.1)	(2.0)%	(52.6)	(2.5)%
Loss on early redemption of debt	—	—%	—	—%	(1.1)	—%	—	—%
Foreign exchange gain (loss)	0.2	—%	0.1	—%	(0.8)	—%	(0.3)	—%
Provision for income taxes	3.5	0.4%	11.1	1.5%	13.5	0.5%	0.1	—%

Net income	$34.4	3.7%	$25.0	3.3%	$61.1	2.4%	$27.6	1.3%

        The following table sets forth certain financial data by reportable segment for the three and nine months ended September 30, 2011 and 2010, the percentage of total net sales by segment for each sales item and operating income by segment. Totals may not add due to rounding.

	Three months ended				Nine months ended
(Dollars in Millions)	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Net sales
Chlorovinyls	$347.2	37.4%	$316.7	41.8%	$997.2	39.1%	$905.3	42.6%
Building products	262.5	28.2%	222.9	29.4%	694.2	27.2%	619.2	29.1%
Aromatics	319.9	34.4%	218.4	28.8%	857.9	33.7%	600.7	28.3%

Total net sales	$929.6	100.0%	$758.0	100.0%	$2,549.3	100.0%	$2,125.2	100.0%

Operating income (loss)
Chlorovinyls	$46.3		$46.1		$121.8		$73.7
Building products	14.3		5.6		19.1		20.6
Aromatics	1.7		12.1		14.0		13.9
Unallocated corporate	(7.9)		(10.6)		(28.3)		(27.6)

Total operating income	$54.4		$53.2		$126.6		$80.6

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

        Net Sales.    For the three months ended September 30, 2011, net sales totaled $929.6 million, an increase of 23 percent compared to $758.0 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall average sales price of 28 percent (or 27 percent on a constant currency basis) offset by a decrease in our sales volumes of 4 percent as compared to the three months ended September 30, 2010. Our overall average sales price increase was primarily a result of increases in the sales prices of our chlorovinyls and aromatics products. The sales price increases reflect higher costs for our raw materials. Our overall sales volume decrease was mainly attributable to reduced demand from export sales due to the weak global economy and weak North American housing and construction markets, offset partially by the additional sales from the Exterior Portfolio acquisition.

U.S. housing starts decreased 2 percent from the nine months ended September 2010 to the same period of this year according to report furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development issued in October 2011.

        Gross Margin.    Total gross margin percentage decreased to 11 percent of sales for the three months ended September 30, 2011 from 13 percent of sales for the three months ended September 30, 2010. This decrease in gross margin percentage was primarily due to a decline in the aromatics segment's gross margin as increases in our feedstock costs more than offset increases in our sales prices. The $1.0 million gross margin increase was primarily due to our overall average sales price increase, additional sales from the acquisition of Exterior Portfolio and a favorable Canadian dollar currency impact, all of which more than offset an increase in our raw material costs and lower sales volumes. Our primary feedstocks and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. Chemical Market Associates, Incorporated ("CMAI") reported an increase in feedstock prices of 58 percent for ethylene, 4 percent for chlorine, 37 percent for benzene, and 53 percent for propylene from the third quarter of 2010 to the third quarter of 2011.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were flat at $43.4 million for the three months ended September 30, 2011 and 2010. This was primarily due to a $4.9 million decrease in performance based incentive compensation, which was partially offset by $3.8 million of additional selling, general and administrative expenses related to the Exterior Portfolio acquisition in our building products segment and $0.9 million in unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar.

        Interest Expense, net.    Interest expense, net decreased to $16.7 million for the three months ended September 30, 2011 from $17.3 million for the three months ended September 30, 2010. This interest expense, net decrease of $0.6 million was primarily attributable to lower interest rates during the third quarter of 2011 compared to the same quarter last year.

        Provision for Income Taxes.    The provision for income taxes was $3.5 million for the three months ended September 30, 2011 compared to $11.1 million for the three months ended September 30, 2010. The change in the provision for income taxes resulted primarily from the increase in income offset by resolution of uncertain tax positions. Our effective income tax rates for the three months ended September 30, 2011 and 2010 were 9.3 percent and 30.7 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in both 2011 and 2010 was primarily due to the release of the valuation allowance that resulted from the use of Canadian net operating losses, and a tax benefit from the resolution of uncertain tax positions.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $347.2 million for the three months ended September 30, 2011, an increase of 10 percent compared with net sales of $316.7 million for the same quarter last year primarily from our electrovinyl products group. Our overall average sales price increased 27 percent as compared to the three months ended September 30, 2010, while our overall sales volume decreased 14 percent. Our overall average sales price increased primarily due to vinyl resins sales price increases of 25 percent and caustic soda price increases of 46 percent. The vinyl resins sales price increase reflects higher prices for the feedstocks ethylene and chlorine. According to CMAI, the caustic soda industry sales price increased 50 percent from the third quarter of 2010 to the third quarter of this year. The caustic soda sales price increase was primarily attributable to global supply issues and an increase in industrial demand. Our overall sales volume decrease of 14 percent was mainly attributable to reduced demand for our vinyl resin exports due to the weak global economy. According to the American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") in September 2011, North American vinyl resin industry sales volume increased 1 percent as a result of an increase in exports of 12 percent, offset by a decrease in domestic sales volume of 6 percent. Our caustic soda sales volume decreased 9 percent as we experienced plant operational issues during the third quarter of 2011.

        Operating Income.    Operating income increased by $0.2 million to $46.3 million for the three months ended September 30, 2011 from $46.1 million for the three months ended September 30, 2010. This increase was due to an increase in vinyl resins and caustic soda sales prices, partially offset by an increase in raw material costs and lower sales volume. Our overall feedstocks and natural gas costs in the third quarter of 2011 increased 26 percent compared to the third quarter of 2010. CMAI reported industry price increases for our primary feedstocks of 58 percent for ethylene and 4 percent for chlorine as compared to the third quarter of 2010. Our chlorovinyls operating rate was flat at about 85 percent for the third quarter of 2011 and 2010.

Building Products Segment

        Net Sales.    Net sales totaled $262.5 million for the three months ended September 30, 2011, an increase of 18 percent (or 14 percent on a constant currency basis), compared to $222.9 million for the same quarter last year. The net sales increase was driven primarily by the benefit of the acquisition of Exterior Portfolio in February 2011. After adjusting for the impact of the acquisition, sales volume declined 1 percent in the quarter ended September 30, 2011 compared to the same quarter last year as we experienced softer demand in Canada across a number of our building product lines. According to PIPS industry data for our products, North America extruded vinyl resin volumes decreased 7 percent during the quarter ended September 30, 2011. For the quarter ended September 30, 2011, our building products segment geographical sales weighting was Canadian sales of 53 percent compared to U.S. sales of 47 percent.

        Operating Income.    Operating income of $14.3 million for the three months ended September 30, 2011, significantly grew by $8.7 million from operating income of $5.6 million for the three months ended September 30, 2010. The increase in operating income was due to improved conversion costs, lower selling, general and administrative costs and the addition of Exterior Portfolio offset, in part, by higher raw material costs and a less favorable geographic and product sales mix.

        Goodwill and Other Intangible Assets.    During the three months ended September 30, 2011 the Company's stock price and market capitalization fluctuated and at September 30, 2011 our market capitalization was less than the book value of our stockholders' equity. As a result we were required to evaluate our reporting units with goodwill and other indefinite lived intangible assets for impairments. Our reporting units within our building products segment have goodwill and other intangible asset balances of $72.7 million at September 30, 2011. In 2011, the North American housing and construction markets have remained anemic and current industry expectations vary significantly regarding the timing and pace of recovery. In the three months ended September 30, 2011, we do not believe there was any impairment but continued weakness in the North American housing and construction markets continues to challenge these reporting units. Further deterioration in the North American housing and construction markets or the use of different assumptions in our evaluations could yield materially different results.

Aromatics Segment

        Net Sales.    Net sales were $319.9 million for the three months ended September 30, 2011, an increase of 47 percent compared to $218.4 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall average sales price of 36 percent and a sales volume increase of 8 percent as compared to the three months ended September 30, 2010. Our overall average sales price increased as a result of an increase in the prices of cumene of 43 percent and phenol and acetone of 28 percent each. These sales price increases reflect higher costs for the feedstocks benzene and propylene. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of phenol and acetone of 30 percent offset partially by a decrease in the sales volume of cumene of 4 percent. Our phenol and acetone sales volume increases were due to strong phenol demand in both North America and Asia, as well as a tighter supply due to industry operating issues in the U.S.

        Operating Income.    Operating income decreased by $10.4 million to $1.7 million for the three months ended September 30, 2011 from $12.1 million for the three months ended September 30, 2010. This decrease in operating income was due primarily to increases in our feedstock costs which more than offset increases in our sales prices, higher phenol and acetone sales volumes and higher operating rates. A $9.3 million lower of cost or market inventory charge also contributed to the higher costs in the three months ended September 30, 2011. Overall raw material costs increased 45 percent from the third quarter of 2010 to the same period of this year primarily as a result of increases in benzene and propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, increased 37 percent and 53 percent, respectively, from the same period last year. Our aromatics operating rate increased from about 85 percent for the third quarter of 2010, to about 91 percent for the third quarter of 2011.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

        Net Sales.    For the nine months ended September 30, 2011, net sales totaled $2,549.3 million, an increase of 20 percent compared to $2,125.2 million for the same period last year. The net sales increase was primarily a result of an increase in our overall average sales price of 20 percent (or 19 percent on a constant currency basis) on flat sales volume. Our overall sales price increase was primarily a result of increases in the prices of all of our electrovinyl products and aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for all of our raw materials and tighter supply as a result of global industry operating issues. Our overall sales volume was impacted by an increase in domestic contract sales, additional sales from the Exterior Portfolio acquisition in February 2011, opportunistic export spot sales and strong phenol and acetone products sales more than offsetting weaker North American housing and construction markets, and logistical issues during the second quarter of 2011 due to high water on the Mississippi River system. U.S. housing starts decreased 2 percent from the nine months ended September 30, 2010 to the same period this year, according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development issued in October 2011.

        Gross Margin.    Total gross margin percentage increased to 10 percent of sales for the nine months ended September 30, 2011 from 9 percent of sales for the nine months ended September 30, 2010. This increase in gross margin percentage was primarily due to a margin expansion in our chlorovinyls segment from higher sales prices due to strong demand caused by industry, operating issues in the U.S. and Asia. The $57.7 million gross margin increase was primarily due to our chlorovinyls segment's margin expansion, an increase in sales volumes for phenol and acetone products and a favorable Canadian dollar currency impact. Our sales price increases more than offset an increase in our raw material costs. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. CMAI reported a price increase of 25 percent for benzene, 50 percent for propylene, 24 percent for ethylene and 6 percent for chlorine from the first nine months of 2010 compared to the first nine months of this year while natural gas prices decreased 8 percent for the same time period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $130.1 million for the nine months ended September 30, 2011, a 10 percent increase from the $117.9 million for the nine months ended September 30, 2010. This selling, general and administrative expense increase of $12.2 million is primarily due to: (i) $11.1 million of additional selling, general and administrative expenses in our building products segment related to the Exterior Portfolio acquisition, (ii) $2.8 million of stock compensation expense increase related to May 2011 equity awards, and (iii) $2.4 million in unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar, offset by the favorable impact of a $4.4 million non-income tax reserve returned to income primarily in our building products segment during the first quarter of 2011 as the exposure was no longer probable.

        Loss on redemption of debt.    During the nine months ended September 30, 2011, we redeemed all of our 7.125% senior notes due 2013 and 9.5% senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million plus redemption cost, resulting in a loss of $1.1 million primarily related to the early redemption cost. There was no similar loss incurred in the 2010 period.

        Interest Expense, net.    Interest expense, net decreased to $50.1 million for the nine months ended September 30, 2011 from $52.6 million for the nine months ended September 30, 2010. This decrease in interest expense, net of $2.5 million was primarily attributable to lower interest rates during the nine months ended September 30, 2011 compared to the same period in 2010.

        Provision for Income Taxes.    The provision for income taxes was $13.5 million for the nine months ended September 30, 2011 compared to $0.1 million for the nine months ended September 30, 2010. The change in the provision for income taxes resulted primarily from the increase in income, offset by the resolution of uncertain tax positions. Our effective income tax rates for the nine months ended September 30, 2011 and 2010 were 18.1 percent and 0.4 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in both 2011 and 2010 was primarily due to the release of a valuation allowance that results from the use of Canadian net operating losses and a tax benefit from the resolution of uncertain tax positions.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $997.2 million for the nine months ended September 30, 2011, an increase of 10 percent compared with net sales of $905.3 million for the same period last year primarily from our electrovinyl products group. The net sales increase was a result of an increase in our overall average sales price of 18 percent, offset partially by a decrease in sales volume of 7 percent as compared to the nine months ended September 30, 2010. Our overall average sales price increased primarily due to the increase in the price of caustic soda, vinyl resin and compound products. According to CMAI, the caustic soda industry sales price increased 56 percent from the first nine months of 2010 to the first nine months of this year. The caustic soda sales price increase was primarily attributable to global supply issues and to an increase in industrial demand. Our overall chlorovinyls sales volume decrease of 7 percent was due to a decrease in opportunistic spot export sales during the first nine months of 2011 compared to same period of 2010. Our domestic vinyl resin and compound sales volume increased 7 percent and 8 percent, respectively. North American vinyl resin industry sales volume increased 4 percent in the 2011 period as a result of an increase in exports of 21 percent offset by a decrease in domestic sales volume of 4 percent, according to statistics from the PIPS issued in September 2011.

        Operating Income.    Operating income increased by $48.1 million to $121.8 million for the nine months ended September 30, 2011 from $73.7 million for the nine months ended September 30, 2010. This operating income increase was due to an increase in caustic soda, vinyl resin and vinyl compounds sales prices, increased North American vinyl resins sales volumes and lower natural gas costs, all of which partially offset increased raw material costs and a decrease in export sales. Overall raw material costs increased 12 percent from the first nine months of 2010 to the same period of this year, primarily as a result of increases in ethylene and chlorine costs. CMAI reported that industry prices of our primary feedstocks ethylene and chlorine increased 24 percent and 6 percent, respectively, from the same 2010 period. Our chlorovinyls operating rate was about 82 percent for the first nine months of 2010 and 2011. During the nine months ended September 30, 2011, we had one unscheduled plant outage for maintenance compared to three during the nine months ended September 30, 2010.

Building Products Segment

        Net Sales.    Net sales totaled $694.2 million for the nine months ended September 30, 2011, an increase of 12 percent (or 9 percent on a constant currency basis), compared to $619.2 million for the nine months ended September 30, 2010. The net sales increase was driven by the benefit of the acquisition of Exterior Portfolio in February 2011. After adjusting for the impact of the acquisition, sales volume declined 1 percent for the first nine months of 2011 compared to the same period in 2010, as improved demand in the outdoor building products line in the U.S. was more than offset by softer demand in Canada, which has been negatively impacted, in part, by the elimination of 2010 Canadian tax incentives. According to PIPS industry data for our products, North America extruded vinyl resin volumes declined 7 percent during the first nine months of 2011. For the first nine months of 2011 our building products segment geographical sales weighting was Canadian sales of 53 percent compared to U.S. sales of 47 percent.

        Operating Income.    Operating income of $19.1 million for the nine months ended September 30, 2011 declined by $1.5 million from operating income of $20.6 million for the nine months ended September 30, 2010. The decline in operating income was due to the geographic sales mix, and higher raw materials, selling and acquisition costs. The first nine months of 2011 includes a $3.6 million net reversal of a non-income tax reserve as the exposure is no longer probable, partially offset by acquisition costs and the fair value amortization of inventory of $3.0 million acquired in the acquisition of Exterior Portfolio. The first nine months of 2010 includes income from the reversal of tax related items of $2.1 million.

        Goodwill and Other Intangible Assets.    During the three months ended September 30, 2011 the Company's stock price and market capitalization fluctuated and at September 30, 2011 our market capitalization was less than the book value of our stockholders' equity. As a result we were required to evaluate our reporting units with goodwill and other indefinite lived intangible assets for impairments. Our reporting units within our building products segment have goodwill and other intangible asset balances of $72.7 million at September 30, 2011. In 2011 the North American housing and construction markets have remained anemic and current industry expectations vary significantly regarding the timing and pace of recovery. In the three months ended September 30, 2011, we do not believe there was any impairment but continued weakness in the North American housing and construction markets continues to challenge these reporting units. Further deterioration in the North American housing and construction markets or the use of different assumptions in our evaluations could yield materially different results.

Aromatics Segment

        Net Sales.    Net sales were $857.9 million for the nine months ended September 30, 2011, an increase of 43 percent compared to $600.7 million for the same period last year. The net sales increase was primarily a result of an increase in our overall average sales price of 29 percent and sales volume of 11 percent as compared to the nine months ended September 30, 2010. Our overall average sales price increased as a result of an increase in the prices of cumene of 35 percent, and phenol and acetone of 23 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of phenol and acetone of 40 percent, which was offset partially by a decrease in cumene sales volume of 5 percent. Our aromatics sales volume increases were due to strong phenol demand in North America and Asia as well as a tighter supply due to industry operating issues in the U.S.

        Operating Income.    Operating income increased slightly to $14.0 million for the nine months ended September 30, 2011 from $13.9 million for the nine months ended September 30, 2010. This increase in operating income was due primarily to an increase in aromatics sales prices and sales volumes offsetting higher raw material prices. Overall raw material costs increased 36 percent from the first nine months of 2010 to the same period of this year, primarily as a result of increases in benzene and propylene costs. A $9.3 million lower of cost or market inventory charge contributed to the higher costs in the nine months ended September 30, 2011. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, increased 25 percent and 50 percent, respectively, from the same period of last year. Our aromatics sales volume increases were due to strong phenol demand in both North America and Asia, as well as a tighter supply due to operating issues in the U.S. Our aromatics operating rate increased from 72 percent for the first nine months of 2010 to about 79 percent for the same period of this year. We had two scheduled plant turnarounds for maintenance during the first nine months of 2011 compared to only one last year.

Liquidity and Capital Resources

        Operating Activities.    For the nine months ended September 30, 2011, operating activities provided $20.2 million of cash as compared with $38.5 million for the nine months ended September 30, 2010, primarily due to the increase in the use of net working capital of $54.5 million. For the nine month period ended September 30, 2011, the use of cash for working capital included $143.9 million due to accounts receivable, $90.5 million due to inventory and $14.9 million due to net payments towards accrued compensation, all of which is partly offset by the increase in cash flow provided by accounts payable of $127.8 million. As of September 30, 2011, net working capital was $406.6 million compared to $418.1 million at September 30, 2010 despite significant price increases in feedstock in our chlorovinyls and aromatics businesses. In addition, our average net cash conversion days improved as of September 30, 2011 compared to September 30, 2010.

        The significant source of cash in the first nine months of 2010 was from accounts payable of $49.7 million. Significant uses of cash in the first nine months of 2010 were due to increases in accounts receivable of $114.8 million and inventories of $39.2 million.

        Investing Activities.    Net cash used in investing activities was $115.3 million and $30.2 million for the nine months ended September 30, 2011 and 2010, respectively. The significant increase in the current year use of cash reflects the $71.4 million acquisition of Exterior Portfolio during the first quarter. Cash used on capital expenditures was $44.2 million and $31.8 million for the nine months ended September 30, 2011 and 2010, respectively.

        Financing Activities.    Cash provided by financing activities was $16.1 million for the nine months ended September 30, 2011 compared with a use of cash for financing activities of $8.4 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we drew a net of $36.9 million under our ABL Revolver primarily to fund increased working capital demands and the early redemption of our outstanding 7.125% senior notes due 2013 and 9.5% senior notes due 2014 for an aggregate principal amount of $22.2 million, and $0.7 million in early redemption costs. During the three months ended September 30, 2011, we announced our intention to redeem all of our outstanding 10.75% senior subordinated notes due 2016 for an aggregate principal amount plus an early redemption premium. This redemption occurred on October 20, 2011 at $105.375 per $100 face value resulting in an aggregate payment of $44.1 million, including early redemption costs, for a subsequent loss on early redemption of debt of approximately $3.3 million.

        We have a note payable of $16.9 million that will accrete to $18.2 million when it is due in January 2012 that we expect to repay prior to the end of 2011. We further expect to repay approximately $8.0 million of borrowings under our ABL Revolver over the next twelve months. Therefore, we have classified these debts as current in our consolidated balance sheet as of September 30, 2011.

        Short-Term Borrowings from Banks.    At September 30, 2011, we had a maximum borrowing capacity of $300.0 million under our ABL Revolver and net of outstanding letters of credit of $15.7 million and current borrowings of $36.4 million, we had availability of $247.9 million. The maturity date of our ABL Revolver is January 13, 2016.

($ in millions)	As of and for the quarter ended September 30, 2011
Short-Term Borrowings from Banks:
Outstanding amount at period end	$36.4
Weighted average interest rate at period end	4.7%
Average daily amount outstanding for the period	$77.0
Weighted average daily interest rate for the period	4.2%
Maximum month end amount outstanding during the period	$90.1

        Management believes that based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $45.3 million and the availability to borrow an additional $247.9 million under our ABL Revolver as of September 30, 2011, the company has adequate funding for the foreseeable future to make required payments of principal and interest on our debt and fund our working capital and capital expenditure requirements, as well as to comply with the financial ratios of the ABL Revolver and covenants under our indenture for the 9.0% senior secured notes. To the extent our cash flow and liquidity exceeds the levels necessary for us to make our required debt payments, fund our working capital and capital expenditure requirements and comply with our ABL Revolver and the indenture for the 9.0% senior secured notes, we may use that excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to further reduce our debt through optional prepayments or redemptions of our outstanding debt securities.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of September 30, 2011, were as follows:

(In millions)	Total	2011	2012	2013	2014	2015	2016 and thereafter
Contractual obligations:
Long-term debt—principal	$596	$60	$—	$—	$—	$—	$536
Long-term debt—interest	246	12	47	47	47	46	47
Lease financing obligations	42	2	7	7	8	8	10
Operating lease obligations	70	6	20	13	11	8	12
Purchase obligations	1,971	329	746	520	372	1	3
Expected pension contributions	16	—	—	1	5	4	6
Asset retirement obligation	11	—	—	—	—	—	11

Total	$2,952	$409	$820	$588	$443	$67	$625

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of September 30, 2011. Long-term debt obligations are listed based on when they are contractually due with the exception of our 10.75% senior subordinated notes due 2016 that were redeemed in October 2011 and $18.2 million of other notes we expect to repay by the end of 2011 and are reflected as such in the table set forth above.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2018. We did not have significant capital lease obligations as of September 30, 2011.

        Expected Pension Contributions.    Pension funding represents the projected minimum required contributions based on current assumptions for the Georgia Gulf Corporation Retirement Plan in accordance with the Employee Retirement Income Security Act. Contributions for the U.S Supplemental Executive Retirement Agreements and the Canadian Royal Polymers Limited Pension Plan are also included.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2015. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of September 30, 2011.

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized uncertain income tax positions of approximately $39.4 million as of September 30, 2011. The ultimate resolution and timing of payment for these matters continues to be uncertain and are therefore excluded from the above table.

        Asset Retirement Obligation.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the table above represents the undiscounted estimated cost to retire such assets.

Outlook

        We based our 2011 operating plans on certain macro economic assumptions for 2011 that we determined were appropriate regarding the main drivers of our businesses, including a slight recovery in U.S. housing starts, a slight weakening in Canadian housing starts, gross domestic product ("GDP") growth in both the U.S. and Canada greater than 2 percent over 2010, strong global demand for our chemical products, and natural gas costs similar to those in 2010.

        With respect to 2011, we now assume no recovery in U.S. housing starts, continued weakness in Canadian housing starts, gross domestic product ("GDP") growth in both the U.S. and Canada of approximately 2 percent over 2010, global demand for our chemical products being lower than originally anticipated but still stronger than in 2010, and natural gas costs below what we experienced in 2010.

        We currently expect we will invest approximately $70 million of capital expenditures in our businesses in 2011. In our Chlorovinyls and Aromatics segments, we expect we will make the productivity and reliability investments that are required to run the higher operating rates we expect will be appropriate based on expected demand in the coming years. In our Building Products segment, we expect to invest in productivity improvements as well as accelerating our new product development efforts ahead of the expected eventual recovery in these markets.

Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are based on the beliefs of management as well as assumptions made based upon information currently available to us. When used in this Form 10-Q, the words "anticipate," "believe," "plan," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could impact our actual financial condition or results of operations as compared to that discussed in any forward-looking statements are, among others:

  •
  changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;

  •
  the impacts of the current, and any potential future economic uncertainties in the housing and construction markets;

  •
  our ability to continue to comply with the covenants in our ABL Revolver and in the indenture related to our senior secured notes;

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

  •
  changes in laws or regulations generally effecting the manufacture or sale of products in foreign countries;

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

Critical Accounting Policies

        During the nine months ended September 30, 2011, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2010 Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2010. There has been no material changes with respect to our exposure to market risks from those set out in such report.

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

  Changes in Internal Control.

        Other than as described below, there were no changes in the company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 (the "Third Quarter"), that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

        As a result of the continued existence of a previously disclosed material weakness in internal control over financial reporting in the area of accounting for income taxes, the company has implemented, and continued to implement during the Third Quarter, a number of remediation steps to address that material weakness and has made significant progress to improve the company's internal control over financial reporting. Specifically, the following remediation steps were taken in the Third Quarter:

  •
  we continued the process of hiring additional qualified personnel in our tax department;

  •
  we continue to comply with our newly implemented policy to require the involvement of two third party subject matter experts to review our accounting for any material and complex tax transactions;

  •
  we continue to comply with our newly implemented policy that requires an expanded scope of work be performed by third party tax professionals and increases the level of review and validation of that work by management in the preparation of our provision for income taxes, and requires more robust coordination and management oversight of third-party assistance; and

  •
  we continue to develop and implement additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes, reconciliations of tax accounts and uncertain tax positions.

        Subsequent to September 30, 2011, the Company has continued to implement these changes to its internal control over financial reporting in order to further address and remediate the existing material weakness in internal control over financial reporting in the area of accounting for income taxes. The company anticipates that it will complete its implementation and testing of these remediation steps in 2011; however additional measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        The first five paragraphs of Note 9 to the accompanying unaudited condensed consolidated financial statements are incorporated by reference herein.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our 2010 Annual Report. During the quarter ended September 30, 2011, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2010 Annual Report, as amended by Part II. Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31, 2011	121,251	$19.78
August 1 - August 31, 2011	—	—
September 1 - September 30, 2011	18	19.54

Total	121,269	$19.78

        Georgia Gulf did not repurchase any of its equity securities during the period covered by this quarterly report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect purchases of common stock by Georgia Gulf in connection with tax withholding obligations of Georgia Gulf employees upon vesting of such employees' restricted stock unit awards.

Item 6.    EXHIBITS

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101
The following financial information from Georgia Gulf Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 4, 2011	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2011	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)