Form 10-K
period 2011-12-31
GEORGIA GULF CORP /DE/
filed 2012-02-24
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of the common stock held by non-affiliates of the registrant, computed using the closing price on the New York Stock Exchange for the registrant's common stock on June 30, 2011 was $820,359,373.

         Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class	Outstanding at February 21, 2012
Common Stock, $0.01 par value	34,240,377 shares

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

PART I

Item 1.    BUSINESS.

General

        Georgia Gulf Corporation (a Delaware company incorporated in 1983) is a leading North American manufacturer and international marketer of chemicals and building products. Our Chlorovinyls reportable segment consists of two product groups: i) Electrovinyls products, which are composed of chlorine, caustic soda, ethylene dichloride ("EDC"), vinyl chloride monomer ("VCM"), and vinyl resins; and ii) Compound products, which are composed of vinyl compounds, compound additives and plasticizers. Our Building Products reportable segment consists of two primary product groups: i) Window and Door Profiles and Mouldings; and ii) Outdoor Building Products, which currently consists of siding, pipe and pipe fittings and deck, fence and rail products. Our Aromatics reportable segment also contains two commodity chemical product groups: i) cumene; and ii) phenol and acetone.

        Our building products businesses source a majority of their raw materials from our chlorovinyls chemicals business in the form of vinyl resins, vinyl compounds, and compound additives. The following chart illustrates our chlorovinyls and building and home improvement products integration.

Early Redemption and Repayment of Notes

        On April 4, 2011, we redeemed all of our 7.125% senior notes due 2013 and 9.5% notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million, and as a result thereof, incurred a $1.1 million loss comprised of fees and unamortized discounts. On October 20, 2011, we redeemed all of our 10.75% senior subordinated notes due 2016 that remained outstanding for the aggregate principal amount of $44.1 million including early redemption cost. During December 2011, we repaid in full our note payable for $18.0 million. As a result of the foregoing, we redeemed and repaid an aggregate of approximately $81.2 million of our debt during 2011.

2009 Recapitalization

        In 2009, we undertook a significant financial and operational restructuring, which included an exchange of approximately $736.0 million of the outstanding debt for newly issued equity securities (the "debt exchange") and related 1-for-25 reverse stock split. This restructuring, which is described in more detail elsewhere herein, was necessitated by the significant impact of the global recession on our industry our company and our significant debt, including the approximately $1.5 billion in debt incurred in connection with our 2006 acquisition of Royal Group, Inc. a manufacturer of home improvement, building and construction products.

Segment Information

        We operate through three reportable segments: chlorovinyls products; building products; and aromatics products. These three reportable segments reflect the organization used by our management for purposes of allocating resources and assessing performance. The chlorovinyls segment consists of a highly integrated chain of products, which includes chlorine, caustic soda, EDC, VCM and vinyl resins, vinyl compounds and compound additives and plasticizers. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and currently deck, fence, and rail products and markets vinyl-based building and home improvement products under the Royal Building Products brand names. We expect to discontinue manufacturing and selling fence products in March 2012. The aromatics segment consists of cumene and the co-products phenol and acetone.

Reportable Segments	Key Products
Chlorovinyls	Electrovinyl products: Chlorine/Caustic Soda EDC VCM Vinyl Resins Compound products: Vinyl Compounds Compound Additives and plasticizers
Building Products	Window and door profiles and mouldings products: Window and Door Profiles Mouldings Outdoor building products: Siding Pipe and Pipe Fittings Deck, Fence and Rail
Aromatics	Cumene Phenol/Acetone

        For selected financial information concerning our three reportable segments and our domestic and international sales, see Note 18 of the Notes to the Consolidated Financial Statements included in Item 8.

Products and Markets by Reportable Segment

Chlorovinyls Segment

        The chlorovinyls segment consists of a highly integrated chain of products, which includes electrovinyl products consisting of chlorine, caustic soda, EDC, VCM, vinyl resins, and compound products consisting of vinyl compounds and compound additives. We have leading market positions in our key chlorovinyls products. In North America, we are one of the largest producers of VCM, vinyl resins, and vinyl compounds. The following table shows our total annual production capacity by product as of December 31, 2011, for our chlorovinyls segment's two primary product lines, Electrovinyls Products and Compound Products:

Product Line	Capacity
Electrovinyl Products:
Vinyl Resins	2.75 billion pounds
VCM	3.0 billion pounds
Caustic Soda	520,000 tons
Chlorine	474,500 tons
Compound Products:
Vinyl Compounds	1.3 billion pounds
Compound Additives and Plasticizers	184 million pounds

Electrovinyl Products

        Our electrovinyl products are primarily commodity chemical products produced to meet globally accepted standards for product grades and classifications. As a result, pricing closely follows globally quoted index prices with standard adjustments based on production grades. Electrovinyl products are as follows:

        Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world today, and we supply numerous grades of vinyl resins to a broad number of end-use markets. During 2011, approximately 48 percent of our vinyl resins production was sold into the U.S. and Canadian merchant market where our vinyl resins were used in a wide variety of flexible and rigid vinyl end-use applications. In 2011, the largest end-uses of our products were for pipe and pipe fittings, siding, extruded sheet & film and window profiles. Approximately 19 percent of our production was sold into the export market, and approximately 33 percent of our vinyl resins are used internally in the manufacture of our vinyl compounds and vinyl building products.

        VCM.    During 2011, we used about 97 percent of our VCM production in the manufacture of vinyl resins in our PVC manufacturing operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets.

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

Building Products Segment

        The building products segment consists of two primary product groups: i) Window and Door Profiles and Mouldings Products, which includes extruded vinyl window and door profiles and interior and exterior mouldings products; and ii) Outdoor Building Products, which currently includes siding, pipe and pipe fittings, deck, fence and rail products. The Window and Door Profiles and Mouldings Products have a higher level of customization based on customer specifications, whereas Outdoor Building Products are based more on industry standards. The demand and pricing for our Window and Door Profiles and Mouldings Products generally trend in similar patterns based on the product features and benefits of customized vinyl products when compared to alternative products, such as wood. Outdoor Building Products are made to precise industry standards, thus providing for a high level of compatibility within the construction and renovation systems in which they are used. The demand and pricing for our Outdoor Building Products generally trend in similar patterns primarily based on the cost of the underlying raw materials.

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

Outdoor Building Products

        Our outdoor building products are made to industry standards, thus providing for a high level of compatibility within the construction and renovation systems in which they are used. Our OBP include siding; pipe and pipe fittings; and deck, fence, and rail.

        Siding.    We manufacture vinyl siding, and we also offer a wide range of complementary accessories including vinyl soffit, aluminum soffit, fascia and trim and molded vent mounts and exterior shutters. The acquisition of Exterior Portfolio in February 2011 for a net purchase price of approximately $71.4 million, provided additional product offerings in the premium siding category including insulated siding. These additional product offerings complement our existing offerings, which include rich, dark, color-fast shades as well as a siding system, which enables siding panels to withstand harsh wind conditions.

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

        Deck, Fence and Rail.    We currently manufacture vinyl deck, fence and rail products that are used for both the do-it-yourself ("D-I-Y") and professionally installed market segments. We expect to discontinue manufacturing and selling fence products in March 2012. Products directed at the D-I-Y segment are made in pre-built sections designed for quick and easy installation, and are sold through "big-box" home improvement retail stores. We offer decorative columns and rails to complement our deck products. Our deck, fence and rail product lines are positioned as a lower-maintenance alternative to conventional wood and metal products.

Aromatics Segment

        The aromatics segment is highly integrated and consists of cumene and phenol/acetone products. Phenol/acetone products are co-products made from cumene in the same production process. Since phenol and acetone are made from cumene, their pricing and sales volume is similarly impacted by industry and global economic conditions and supply and demand fundamentals for the underlying raw materials. Our aromatic products are primarily commodity based products produced to meet globally accepted standards for product grades and classifications. As a result, pricing closely follows raw material prices and capacity utilization. The following table shows our total annual production capacities as of December 31, 2011 for our aromatics segment's primary product groups:

Product Groups	Capacity
Cumene (1)	2.0 billion pounds
Phenol/Acetone (2)	811 million pounds

(1)
We operate the world's largest cumene plant, located in Pasadena, Texas.

(2)
Our phenol/acetone plant in Plaquemine, LA has the annual capacity to produce 500 million pounds of phenol and 311 million pounds of acetone.

Cumene

        Cumene is used as an intermediate to make phenol and acetone and specialty chemicals and can be sold as an additive for gasoline blending. About 39 percent of our cumene was consumed internally during 2011 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

Phenol/Acetone Products

        Phenol.    Phenol is sold to a broad base of customers who are producers of a variety of phenolic resins, engineering plastics and specialty chemicals. Phenolic resins are used as adhesives for wood products such as plywood and Oriented Strand Board, or OSB. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and chemical intermediates. In 2011, the largest sales segment of our phenol was the export sector.

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

Raw Materials

        Chlorovinyls and Aromatics Chemical Products.    The significant raw materials we purchase from third parties include benzene, ethylene, propylene, compound additives, natural gas and chlorine. During 2011, we made a significant amount of raw material purchases from one of our suppliers totaling approximately $422 million. The majority of our purchases of ethylene and chlorine are made under long-term supply agreements, and we purchase natural gas, benzene and propylene in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. We cannot, however, predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

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

        Our 250-megawatt cogeneration facility supplies all of the electricity and steam needs at our Plaquemine facilities. An on-site air separation unit that we sold to a third party in January 2012 for approximately $18 million resulting in a gain of approximately $17 million, is operated by the third party purchaser and provides all of the Plaquemine facilities' nitrogen and oxygen gas requirements. Concurrent with the sale, we entered into a long-term supply agreement with the purchaser to supply these products.

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

        Vinyl Compounds and Compound Additives Facilities.    We have six vinyl compound facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi, Vaughan, Ontario and Bradford, Ontario. These vinyl compound facilities are supplied from our vinyl resins facilities by railcar, truck, or in the case of Aberdeen, pipeline. We also have a compound additive manufacturing facility located in Bradford, Ontario and a compound plasticizer manufacturing facility in Aberdeen, Mississippi.

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

        Building Products Facilities.    In our building products segment, we currently operate 25 manufacturing facilities located in Canada and the U.S. In addition we operate distribution centers, some of which are co-located with manufacturing plants. Vinyl resins and vinyl compounds as well as compound additives from the plants operated by our chlorovinyls segment are supplied to our facilities by truck or rail. We also purchase additional additives from various sources at market prices. The other principal cost to produce these products is electricity to power our facilities.

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

        In December 2011, we initiated a restructuring plan in our Building Products segment ("the 2011 Building Products Restructuring Plan") to further consolidate our window and door profiles business and our deck, fence and rail business. This plan includes: (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing our fence product line (iii) and the further consolidation of three plants, two in the window and door profiles business, and one in the pipe business. In May 2009, we announced plans to rationalize two window and door profile manufacturing facilities in our Building Products reportable segment and closed those two plants, which were located in McCarran, Nevada and Vaughn, Ontario in November and December 2009, respectively.

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

Inventory Practices and Product Returns

        In our chlorovinyls and aromatics businesses, by the nature of our commodity based products, we do not maintain significant inventories relative to the volumes produced and sold and product returns are insignificant.

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

Sales and Marketing

        No single customer accounted for more than 10 percent of our consolidated revenues for the years ended December 31, 2011, 2010, or 2009. In addition to our domestic sales, we export some of our products.

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

        Building and Home Improvement Products.    In our building products business, sales and marketing activities vary by product line and distribution channel. Our window and door profiles are primarily sold by our dedicated sales force and supported by marketing support activities that may include brochure development for window fabricators, technical advisory and design services for fabricators and advertising directed at installers suggesting that they look for windows fabricated with Royal building products profiles. Our mouldings products are distributed primarily by our dedicated sales force to independent dealers, fabricators, distributors and home centers, who resell the products directly to builders, installers or homeowners. The majority of our vinyl siding and accessories sales are in North America, where products are distributed through independent building product distributors who are solicited primarily by our dedicated sales force. In Canada, vinyl siding and accessories are distributed through company-owned as well as independent building product distributors. These distributors generally sell to professional building product installers in North America. Our pipe and pipe fittings are generally sold through municipal and electrical distributors. Our sales and technical staff work with end use customers to provide technical information to promote the use of our PVC pipe and fitting products. The majority of pipe and pipe fitting sales occur in Canada, where products are sold nationally through pipe distributors to contractors. In the United States, we sell our pipe fittings nationally, but sell our pipe principally in the Northeast and Northwest due to close proximity to Canadian manufacturing plants and higher costs associated with shipping to other regions. Deck, fence and rail products are sold through retail home improvement stores, and are also sold to professionals through distributors, but we expect to discontinue selling fence products in March 2012. The sales force for these products is primarily company employees. Our building products businesses engage in advertising programs primarily directed at trade professionals that are intended to develop awareness and interest in its products. In addition, our building products businesses display their products at a series of national and regional trade shows.

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

        In all businesses, we believe that we are well-positioned to compete as a result of integrated product lines and the operational efficiency of our plants. In the case of our chemical plants, access to

North American natural gas, which is cheap, compared to oil used by many global competitors, and proximity of our facilities near major water and/or rail transportation terminals offers advantages in terms of pricing and delivery. We also believe that for many of our extruded products, our ability to produce our dies internally is a competitive advantage over producers who must rely on third parties. For example, we believe our ability to produce our own dies generally results in our responding more quickly and efficiently to the customer. Finally, we believe the breadth of our extruded building and home improvement product lines to be a competitive advantage.

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

        There are several serious environmental issues concerning the VCM production facility at our Lake Charles, Louisiana location we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) in 1999 and substantial investigation of the groundwater at the site has been conducted. Groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains an extensive network of monitoring wells and recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. It is possible that soil remediation could also be required.

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility, known as the Calcasieu Estuary. It is possible that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties ("PRPs") associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount, up to an aggregate one-time amount of about $2.3 million. At December 31, 2011, we had incurred an aggregate of approximately $1.6 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $2.9 million accrual in liabilities as of December 31, 2011. We do not discount the recorded liabilities.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        We believe that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause us to exceed our level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and it is not possible to estimate or predict the aggregate cost of compliance resulting from any such changes.

Employees

        As of December 31, 2011, and 2010, we had 3,744 and 3,619 full-time employees respectively. We employ approximately 408 employees under collective bargaining agreements that expire at various times from 2012 through 2014. We believe our relationships with our employees are good.

Available Information

        We make available free of charge on our website at www.ggc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). The information contained on our website is not a part of, or incorporated by reference into, this annual report on Form 10-K.

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

        On February 13, 2012, the United States Environmental Protection Agency issued its final rule to update emissions limits for air toxics from polyvinyl chloride and copolymers production (PVC production). The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, will be submitted to the Federal Register for publication. The rule establishes new, more stringent, emission standards for certain regulated "hazardous air pollutants," including vinyl chloride monomer. The rule sets maximum achievable control technology (MACT) standards for major sources of PVC production. The final rule also establishes certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to those requirements would have three years from the effectiveness of the rule to come into compliance. The final rule was promulgated following extensive input from a variety of stakeholders, including industry participants, during the formal comment period, as well as several scheduled public hearings. The timing of the implementation of any final rule may still be affected by possible legal challenges. The timing to assert any legal challenges begins once the rule is published in the Federal Register. Although the Company has evaluated the potential impact of the rule when it was in its proposed form, the final rule is lengthy, and so the Company is still reviewing the final rule to determine what changes have been made from the proposed rule, and what the ultimate expected impact on the Company might be. Such impacts could include the potential for significant compliance costs, including significant capital expenditures, and could result in operating restrictions. Any increase in costs related to these regulations, or restrictions on our operations, could adversely affect our financial condition and performance.

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

Our level of debt could adversely affect our ability to operate our business.

        We have debt which requires significant interest payments, including interest payments of approximately $51 million in 2012, based on interest rates in effect at December 31, 2011. As of December 31, 2011, we had total debt of $497.5 million. In addition, as of December 31, 2011, we had $284.2 million of undrawn availability under our ABL Revolver, which gives us the ability to incur additional debt. Our level of debt could have important consequences. For example, it could:

  •
  require us to dedicate a portion of our cash flow from operations to payments on our debt, reducing the amount of cash flow available for other purposes, such as capital expenditures, acquisitions, dividends and working capital;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  place us at a disadvantage compared to our competitors that have less debt, and thus, who may have greater flexibility to use their cash flows to pursue business opportunities that may improve their businesses and financial performance;

  •
  expose us to fluctuations in the interest rate environment because the interest rates on borrowings under our ABL Revolver are variable;

  •
  increase our cost of borrowing; and

  •
  limit the amount of additional debt we could borrow.

        While we believe we should be able to meet the requirements of our debt agreements, our ability to do so depends on many factors beyond our control, including general economic, financial, competitive, legislative and regulatory factors, and the impact any one or more of those factors may have on our business at any given time or over any period of time. In addition, if and when we attempt to refinance our ABL Revolver, which expires in 2016, and/or our 9% senior secured notes, due 2017, it is possible that the debt markets could be less favorable at that time, which could result in higher interest rates on any debt that we refinance, more restrictive covenants in the debt agreements for any debt we refinance and other factors that could be less favorable to our business.

Our ABL Revolver and the indenture governing the 9.0% senior secured notes due 2017 (the "9.0 percent notes") impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

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

        In addition, we compete with national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less debt than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than us. Some of these competitors, who compete with our building product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of our competitors have operated in the building products industry for a long time. Additionally, our building products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, wood and aluminum in windows and iron and cement in pipe and fittings. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales. To the extent we lose customers in the renovation and remodeling markets, we would likely have to market to the new home construction market, which historically has experienced more fluctuations in demand.

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

        Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could cause actual results to differ materially from those in, or implied by, forward-looking statements are, among others, those contained in the "Risk Factors" section above, as well as continued compliance with covenants in our ABL Revolver and our indenture for our 9.0 percent notes, changes in the general economy, changes in demand for our products or increases or decreases in overall industry capacity that could affect production volumes and/or pricing, changes and/or cyclicality in the industries to which our products are sold, availability and pricing of raw materials, technological changes affecting production, difficulty in plant operations and product transportation, risks associated with plant closures, consolidations and other cost cutting actions, governmental and environmental regulations and other unforeseen circumstances. A number of these factors are discussed in this Form 10-K and in our other periodic filings with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of a change in circumstances or otherwise.

Item 1B.    UNRESOLVED STAFF COMMENTS.

        None.

Executive Officers of the Company

        The following is additional information regarding our executive officers as of February 21, 2012:

        Joseph C. Breunig, 50 has served as Executive Vice President, Chemicals, since August 2010. Before then he was employed by BASF Corporation where since 2005, he held the position of Executive Vice President and President of Market and Business Development for North America.

        Paul D. Carrico, 61, has been a director and has served as our President and Chief Executive Officer since February, 2008. Before then, he had served as Vice President, Chemicals and Vinyls since October 2006, Vice President, Polymer Group from May 2005 until October 2006, and Business Manager, Resin Division from 1999, when he joined the Company, until May 2005.

        Mark J. Orcutt, 56, has served as Executive Vice President, Building Products since December 2008. Before then, he was employed by PPG Industries, Inc., most recently as Vice President Performance Glazing since 2003.

        Gregory C. Thompson, 56, has served as Chief Financial Officer since February 2008. Before then, he served as Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer, since 2002.

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

Chemical Production

        Our chemical manufacturing sites are located in the U.S. and Canada. During 2011, our chlorovinyls and aromatics production facilities operated at approximately 79 percent of capacity. The following table sets forth the location of each chemical manufacturing facility we own, products manufactured at each facility and the approximate annual production capacity of each product, assuming normal plant operations, as of December 31, 2011.

	Location	Products		Annual Capacity
Chlorovinyls		Electrovinyls:
	Plaquemine, LA	Chlorine		474,500 tons
	Plaquemine, LA	Caustic Soda		520,000 tons
	Plaquemine, LA	VCM	)	3.0 billion pounds
	Lake Charles, LA (two plants) (1)	VCM	)
	Plaquemine, LA	Vinyl Resins	)	2.75 billion pounds
	Aberdeen, MS	Vinyl Resins	)
Compounds:
	Aberdeen, MS	Vinyl Compounds	)
	Gallman, MS	Vinyl Compounds	)
	Madison, MS	Vinyl Compounds	)	1.3 billion pounds
	Prairie, MS	Vinyl Compounds	)
	Vaughan, ON	Vinyl Compounds	)
	Bradford, ON	Vinyl Compounds	)
	Bradford, ON	Compound Additives		162 million pounds
	Aberdeen, MS	Plasticizers		22 million pounds
Aromatics
	Pasadena, TX	Cumene		2.0 billion pounds
	Plaquemine, LA	Phenol		500 million pounds
	Plaquemine, LA	Acetone		311 million pounds

(1)
Reflects 100 percent of the production at our owned facility in Lake Charles and our 50 percent share of PHH Monomers' 1.15 billion pounds of total VCM capacity.

        Our chemical manufacturing facilities are located near major water and/or rail transportation terminals, facilitating efficient delivery of raw materials and prompt shipment of finished products. In addition, our chemical operations have a fleet of about 3,537 railcars that are leased pursuant to operating leases with varying terms through the year 2018. The total lease expense for these railcars and other transportation equipment was approximately $14.2 million for 2011, $15.3 million for 2010, and $16.3 million for 2009.

Buildings Products

        The following table sets forth the location of each home improvement and building products manufacturing facility we own or lease and the principal products manufactured at each facility as of December 31, 2011.

Principal Products	Location
Window and Door Profiles and Mouldings:
Window and Door Profiles	Vaughan, ON (2 plants) (1)
Laval, QC
Lachenaie, QC
St. Laurent, QC
St. Hubert, QC
Delmont, PA
Everett, WA
Mouldings Products	Marion, VA (2 plants)
Bristol, TN
Outdoor building products:
Vinyl Siding	Vaughan, ON
Newbern, TN
Columbus, OH (2 plants)
Aluminum Siding Accessories	Concord, ON (1)
Ste. Lambert-de-Lauzon, PC (1)
Pipe and Pipe Fittings	Shelby Township, MI
Surrey, BC (1)
Vaughan, ON (3 plants) (2)
Abbotsford, BC
Deck, Fence and Rail	Newbern, TN
Milford, IN

(1)
Leased.

(2)
One of the three Vaughan facilities is leased.

        Certain of the above facilities are also used as distribution centers. In addition, we operate a number of distribution locations, most of which are leased, to serve our home improvement and building products customers, primarily in Canada, which represented a total of about 346,000 square feet at December 31, 2011.

Other

        We lease office space for our principal executive offices in Atlanta, Georgia, and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States.

        Substantially all of our owned facilities are pledged as security for our senior secured 9.0 percent notes due 2017 and our ABL Revolver maturing in January 2016.

Item 3.    LEGAL PROCEEDINGS.

        In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. In 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During 2007, we reached agreement with the USEPA regional office responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. The parties have executed a consent decree, which was approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things; undertake certain other environmental improvement capital projects. We estimate that the remaining cost of completing these capital projects is approximately $3 million.

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

        Some of the allegations contained in these compliance orders and notices of potential penalties may potentially be similar to the "areas of concern" raised by USEPA that are discussed above. These compliance orders and notices of potential penalties do not identify specific penalty amounts. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls and/or other relief. We have estimated our exposure arising from this matter and established a reserve based on that estimate. We do not expect that the aggregate amount of that exposure will have a material effect on our financial position, results of operations or cash flows.

        On January 18, 2012, a putative shareholder class action styled Mark James v. Georgia Gulf Corporation, et al., was filed against Georgia Gulf and the individual members of its board of directors (collectively, the "Board") in the Superior Court of DeKalb County, Georgia. The complaint generally alleges that the Board breached its fiduciary duties to Georgia Gulf shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake Chemical Corporation ("Westlake") in connection with Westlake's unsolicited proposal (the "Proposal"), refusing Westlake's request to perform certain due diligence, and adopting a shareholder rights plan (the "Rights Plan") as a defense to the Proposal. The complaint seeks, among other things, a declaration that the defendants have breached fiduciary duties owed to Georgia Gulf shareholders, injunctive relief directing the defendants to consider and respond in good faith to acquisition offers that would maximize value to Georgia Gulf shareholders, an injunction against initiation of further defensive measures against acquisitions, damages, and costs and attorneys' fees associated with the action.

        On January 31, 2012, a second putative shareholder class action styled Wilbert B. Morales, Jr. v. Paul D. Carrico, et al., was filed against the Board in the Superior Court of DeKalb County, Georgia. The complaint generally alleges that the Board breached its fiduciary duties to Georgia Gulf shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake in connection with the Proposal, failing to consider all available information and alternate transactions, and adopting the Rights Plan as a defense to the Proposal. The complaint seeks, among other things, an injunction preventing the Board from breaching fiduciary duties owed to Georgia Gulf shareholders or initiating any defensive measures against the Proposal, an injunction directing the Board to rescind the Rights Plan and/or a declaration that the Rights Plan is invalid, imposition of a constructive trust, and costs and attorneys' fees associated with the action.

        On February 15, 2012, the Superior Court of DeKalb County, Georgia, entered an order consolidating the two actions. Under the order, the plaintiffs will file a consolidated amended complaint. None of the defendants are under any obligation to answer or otherwise respond to any previously filed complaints.

        Georgia Gulf believes the alleged claims are without merit, and intends to vigorously defend these matters.

        In addition, we are currently, and may in the future become, subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position, results of operations or cash flows.

Item 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Georgia Gulf Corporation's common stock is listed on the New York Stock Exchange under the symbol "GGC." At February 21, 2012, there were 292 stockholders of record. The following table sets forth the New York Stock Exchange high and low closing stock prices for Georgia Gulf's common stock for the periods indicated.

	High	Low
2011
First quarter	$38.15	$23.68
Second quarter	40.59	22.57
Third quarter	25.35	13.69
Fourth quarter	20.83	12.19
2010
First quarter	$19.08	$13.91
Second quarter	21.79	13.26
Third quarter	17.00	11.11
Fourth quarter	24.75	15.61

        Since the fourth quarter of 2008, we have suspended any cash dividends on our common stock. Dividends may be paid when and if our board of directors deems appropriate, subject to covenants in our ABL Revolver, the indenture for our 9.0% senior secured notes due 2017 and any other agreement which limits our ability to pay cash dividends. Under the ABL Revolver, cash dividend payments may be made if both our ability to borrow under the ABL Revolver then exceeds $100 million and our fixed charge coverage ratio (as defined therein) for the prior month exceeds 1.1 to 1.0, each on a pro forma basis after giving effect to the proposed cash dividend payment.

PERFORMANCE GRAPH

        The graph below presents a comparison of the five-year cumulative total return of an investment in each of Georgia Gulf Corporation ("GGC") common stock, Standard & Poor's SmallCap 600 Index (the "600 Index") and Standard & Poor's Chemical SmallCap Index (the "Chemical Index"). We believe these indices provide the closest comparison to our line of business. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock. Furthermore, the indicated performance of GGC stock from and after July 29, 2009 includes the impact of our 1-for-25 reverse stock split affected on such date.

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

        The graph below presents a comparison of the cumulative total return of an investment in each of GGC common stock, the 600 Index and the Chemical Index on July 29, 2009, the date we completed our 1-for-25 reverse stock split, until December 31, 2011. We believe this graph, as well as the foregoing graph and the remainder of the information presented in this annual report on Form 10-K, should be considered by investors when evaluating our recent results of operations and stock price performance. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock.

Total Shareholder Returns (Indexed) from July 29, 2009
GGC vs S&P Smallcap 600 Index and S&P 600 Chemicals Index

        Pursuant to SEC rules, this "Performance Graph" section of this Annual Report on Form 10-K is not deemed "filed" with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.    SELECTED FINANCIAL DATA.

        The following table provides selected financial data for the Company, and should be read in conjunction with management's discussion and analysis of financial condition and results of operations and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data, percentages and employees)	2011	2010	2009	2008	2007
Results of Operations:
Net sales	$3,222,884	$2,818,040	$1,990,091	$2,916,477	$3,157,270
Cost of sales	2,919,625	2,543,638	1,778,998	2,717,409	2,851,426
Selling, general and administrative expenses	168,221	160,031	182,937	168,572	225,607
Long-lived asset impairment charges	8,318	—	21,804	175,201	158,293
Restructuring costs	3,271	102	6,858	21,973	3,659
(Gains) losses on sale of assets	(1,150)	—	62	(27,282)	1,304

Operating income (loss)	124,599	114,269	(568)	(139,396)	(83,019)
Interest expense	(65,645)	(69,795)	(131,102)	(134,513)	(134,568)
Loss on redemption and other debt costs	(4,908)	—	(42,797)	—	—
Gain on debt exchange	—	—	400,835	—	—
Foreign exchange (loss) gain	(786)	(839)	(1,400)	(4,264)	6,286
Interest income	280	322	583	1,308	805

Income (loss) from continuing operations before taxes	53,540	43,957	225,551	(276,865)	(210,496)
(Benefit) provision for income taxes (1)	(4,217)	1,279	94,492	(21,695)	34,188

Income (loss) from continuing operations	57,757	42,678	131,059	(255,170)	(244,684)
Loss from discontinued operations, net of tax	—	—	—	—	(10,864)

Net income (loss)	$57,757	$42,678	$131,059	$(255,170)	$(255,548)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.66	$1.22	$8.27	$(191.21)	$(186.17)
Loss from discontinued operations	—	—	—	—	(7.91)
Net income (loss)	$1.66	$1.22	$8.27	$(191.21)	$(194.08)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.66	$1.22	$8.26	$(191.21)	$(186.17)
Loss from discontinued operations	—	—	—	—	(7.91)
Net income (loss)	1.66	1.22	8.26	(191.21)	(194.08)
Dividends per common share	$—	$—	$—	$6.00	$8.00
Financial Highlights:
Net working capital	$384,729	$400,447	$340,721	$225,187	$200,745
Property, plant and equipment, net	640,900	653,137	687,570	760,760	967,188
Total assets	1,644,211	1,665,701	1,604,640	1,610,401	2,201,664
Total debt	497,464	577,557	632,569	1,302,677	1,269,359
Lease financing obligation	109,899	112,385	106,436	91,473	112,649
Asset securitization (2)	—	—	—	111,000	147,000
Net cash provided by operating activities	187,449	183,799	723	41,392	128,557
Net cash (used in) provided by investing activities	(136,510)	(44,645)	(26,025)	24,569	21,589
Net cash (used in) provided by financing activities	(85,658)	(55,719)	(29,099)	15,402	(150,906)
Depreciation and amortization	101,522	99,691	117,330	143,718	150,210
Capital expenditures	66,382	45,714	30,085	62,545	83,670
Acquisition, net of cash acquired	71,371	—	—	—	—
Maintenance expenditures	109,317	137,448	104,472	109,130	111,187

	Year Ended December 31,
(In thousands, except per share data, percentages and employees)	2011	2010	2009	2008	2007
Other Selected Data:
Adjusted EBITDA (3)	$230,329	$208,454	$161,515	$163,052	$230,532
Weighted average common shares outstanding—basic	34,086	33,825	14,903	1,378	1,374
Weighted average common shares outstanding—diluted	34,122	33,825	14,908	1,378	1,374
Common shares outstanding	34,236	33,962	33,718	1,379	1,376
Return on sales	1.8%	1.5%	5.8%	(8.7)%	(8.1)
Employees	3,744	3,619	3,489	4,463	5,249

(1)
Provision for income taxes for 2007 includes the effect of a $43.4 million valuation allowance on deferred tax assets in Canada.

(2)
During 2009, the asset securitization facility was replaced with the ABL Revolver.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$57,757	$42,678	$131,059	$(255,170)	$(255,548)
Loss from discontinued operations, net of tax	—	—	—	—	10,864
(Benefit) provision for income taxes	(4,217)	1,279	94,492	(21,695)	34,188
Interest income	(280)	(322)	(583)	(1,308)	(805)
Gain on debt exchange	—	—	(400,835)	—	—
Loss on redemption and other debt costs	4,908	—	42,797	—	—
Interest expense	65,645	69,795	131,102	134,513	134,568
Depreciation and amortization expense	101,522	99,691	117,690	143,718	150,210
Long-lived asset impairment charges	8,318	—	21,804	175,201	158,293
Restructuring costs	3,271	102	6,858	21,973	3,659
(Gains) losses on sale of assets	(1,150)	—	62	(27,282)	1,304
Other (a)	(5,445)	(4,769)	17,069	(6,898)	(6,201)

Adjusted EBITDA	$230,329	$208,454	$161,515	$163,052	$230,532

(a)
Other for all years consists of loan cost amortization which is included in both the depreciation and amortization expense line and interest expense line above. Other for the year ended December 31, 2009 also includes $13.9 million of equity compensation related to the 2009 equity and performance incentive plan, $13.1 million of operational and financial restructuring consulting fees, partially offset by $9.6 million of loan cost amortization. Other for the year ended December 31, 2011 also includes $3.0 million acquisition costs and inventory purchase accounting adjustment, partially offset by $4.4 million reversal of non-income tax reserves.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We are a leading North American manufacturer and an international marketer of chlorovinyl and aromatics chemicals and also manufacture and market vinyl-based building and home improvement products. Our chlorovinyls and aromatics chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and currently deck, fence, and rail products and markets vinyl-based building and home improvement products under the Royal Building Products and Exterior Portfolio brand names.

Chlorovinyls and Aromatics Chemical Business Overview

        Our chlorovinyls products include electrovinyls products consisting of chlorine, caustic soda, VCM, and vinyl resins, and our compounds products consisting of compound additives and vinyl compounds. For the year ended December 31, 2011, we consumed all of our chlorine production internally in making VCM, we consumed 6 percent of our caustic soda production, we consumed 97 percent of our VCM production in manufacturing vinyl resins, we consumed 33 percent of our vinyl resins, 77 percent of our compound additives in the manufacturing of vinyl compounds and we consumed about 24 percent of our vinyl compounds in the manufacturing of fabricated building products. The remainder of our caustic soda, VCM, vinyl resins, vinyl compounds and compound additives were sold to third parties. Our primary aromatics products are cumene, phenol and acetone. For the year ended December 31, 2011, approximately 61 percent of our cumene was sold to third parties with the remainder used internally to manufacture phenol and acetone. All of our phenol and acetone was sold to third parties. Our products are used primarily by customers as raw materials to manufacture a diverse range of products, which serve numerous consumer and industrial markets for durable and non-durable goods and construction.

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

        Purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of our primary raw materials, including ethylene, benzene and propylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends. Chemical Market Associates, Incorporated ("CMAI") reported annual U.S. industry prices for crude oil increased 20 percent and natural gas decreased 7 percent from 2010 to 2011. CMAI reported in December 2010, "in 2009 and 2010, natural gas prices have remained low despite increases in crude oil prices, because of the large amount of supplies available from shale gas. The relatively new technology is still achieving improvements in efficiency and cost, allowing more natural gas to be produced at lower prices." What is also extremely important to the petrochemical industry is the persistently low natural gas to crude oil ratio, which has changed the economics of many petrochemical processes and improved the competitiveness of the U.S. petrochemical industry. Also, CMAI reported in January 2011, "For the past two years, the 'shale gale' has caused North American gas production to surge. Production has been more than sufficient to meet the extra demand from several consecutive seasons of extreme weather while maintaining record storage inventories—and weak prices." From 2009 to 2010, CMAI reported U.S. industry prices for crude oil and natural gas increased 29 percent and 12 percent, respectively.

        Significant volatility in raw material costs tends to put pressure on product margins as sales price increases can lag behind raw material cost increases. Product margins may also suffer from a sharp decline in raw material costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials. As an example, from September 2011 to October 2011, the aromatics industry experienced a sharp decline in feedstock and product prices. CMAI reported U.S. industry prices for benzene and propylene decreased 68 percent and 19 percent, respectively, as a result of which most producers were unable to fully recover previously purchased raw materials costs.

        In 2011, our chlorovinyls segment experienced increased sales compared to 2010, primarily as a result of increased domestic contract sales offset partially by lower export sales. When comparing 2010 to 2011, North American vinyl resin industry sales volume increased 3 percent as a result of an increase in exports of 16 percent offset by a decrease in domestic sales volume of 4 percent, according to American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") in December 2011. According to Chemical Data Inc. ("CDI"), North American vinyl resin industry operating rates decreased from 84 percent in 2010 to 81 percent in 2011 as an increase in U.S. capacity offset the increase in vinyl resin demand. CMAI reported an industry price increase for ethylene of 22 percent and chlorine of 2 percent from 2010 to 2011, and a decrease in the price of natural gas of 7 percent over the same period. Vinyl resin industry prices increased 13 percent from 2010 to 2011 due to increased feedstock costs. Caustic soda industry prices increased 50 percent from 2010 to 2011 due to supply disruption around the world during 2011.

        Our aromatics segment sales increased 4 percent in 2011 compared to 2010 due to increased export sales volume resulting from industry plant outages and strong demand in Asia. According to CDI, North American industry operating rates for phenol and acetone decreased from about 83 percent in 2010 to about 80 percent in 2011. CMAI reported industry price decreases during 2011 for the feedstocks benzene and propylene 9 percent and 23 percent, respectively. As a result of the decrease in feedstocks costs during 2011, industry sales prices also decreased by 10 percent for phenol, 4 percent for acetone and 11 percent for cumene, according to CMAI. Consequently, most producers were not able to adequately recover previously purchased raw materials costs in a decreasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. Conversely, CMAI reported industry prices increased during 2010 for the feedstocks benzene and propylene of 10 percent and 8 percent, respectively, which allowed most producers to more than recover previously purchased raw materials costs in an increasing sales price environment.

Building Products Business Overview

        Our vinyl-based building and home improvement products are used primarily in new residential and industrial construction, municipality infrastructure and residential remodeling. Our sales revenue by geographic area for our building and home improvement products for 2011 was about 47 percent in the U.S. and the remainder in Canada. All of our building and home improvement products are ultimately sold to external customers.

        Annual sales for our building and home improvement products, excluding the effect of the Exterior Portfolio acquisition, decreased 2 percent from 2010 to 2011. Our building and home improvement products sales increase in the U.S. was more than offset by softer sales in Canada, which has been negatively impacted, in part, by the elimination of 2010 tax law changes and incentives in Canada. Once the incentives expired in the second half of 2010, the housing market declined from the first half. U.S. housing starts increased by about 3 percent from 2010 to 2011 according to a report furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development in January 2012. The continued weakness in the U.S. residential housing and construction markets was the primary cause of the North America vinyl-based industry sales decrease for extruded window and doors of 19 percent, siding of 15 percent, mouldings of 6 percent and rigid pipe of 2 percent from 2010 to 2011, according to PIPS.

Acquisition

        On February 9, 2011, we acquired Exterior Portfolio by Crane from the Crane Group. Exterior Portfolio, headquartered in Columbus, Ohio, is a leading U.S. manufacturer and marketer of siding products with 2010 revenues of approximately $100.0 million. Exterior Portfolio markets siding and related accessories under the CraneBoard®, Portsmouth Shake®, Solid Core Siding® and Architectural Essentials™ brand names. The aggregate cash consideration paid, was approximately $71.4 million and was funded with cash on hand. The Exterior Portfolio acquisition financial results are reported in the building products segment, and are included from the date of acquisition.

Results of Operations

        The following table sets forth our condensed consolidated statement of income data for the three years ended December 31, 2011, 2010 and 2009, and the percentage of net sales of each line item presented. Totals may not add due to rounding.

	Year Ended December 31,
(Dollars in millions)	2011		2010		2009
Net sales	$3,222.9	100.0%	$2,818.0	100.0%	$1,990.1	100.0%
Cost of sales	2,919.6	90.6	2,543.6	90.3	1,779.0	89.4

Gross margin	303.3	9.4	274.4	9.7	211.1	10.6
Selling, general and administrative expenses	168.2	5.2	160.0	5.7	182.9	9.2
Long-lived asset impairment charges	8.3	0.3	—	—	21.8	1.1
Restructuring costs	3.3	0.1	0.1	—	6.9	0.3
(Gains) losses on sale of assets	(1.2)	—	—	—	0.1	—

Operating income (loss)	124.6	3.9	114.3	4.0	(0.6)	—
Interest expense, net	65.4	2.0	69.5	2.5	130.5	6.6
Loss on redemption and other debt costs	4.9	0.2	—	—	42.8	2.2
Gain on debt exchange	—	—	—	—	(400.8)	(20.1)
Foreign exchange loss	0.8	—	0.8	—	1.4	0.1
(Benefit from) provision for income taxes	(4.2)	(0.1)	1.3	—	94.5	4.7

Net income	$57.8	1.8%	$42.7	1.5%	$131.1	6.6%

        We have identified three reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and, deck, fence and rail products are marketed under the Royal Building Products and the previously mentioned Exterior Portfolio brand names, and are managed within the building products segment. We expect to discontinue manufacturing and selling fence products in March 2012. The aromatics segment is also integrated and includes the products cumene and the co-products phenol and acetone.

        The following table sets forth certain financial data by reportable segment for each of the three years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
(Dollars in millions)	2011			2010		2009
Net sales
Chlorovinyls products	$1,318.7		40.9%	$1,224.7	43.4%	$940.6		47.3%
Building products	883.9		27.4	793.6	28.2	728.2		36.6
Aromatics products	1,020.3		31.7	799.7	28.4	321.3		16.1

Total net sales	$3,222.9		100.0%	$2,818.0	100.0%	$1,990.1		100.0%

Operating income (loss)
Chlorovinyls products	$143.3	(1)		$114.3		$79.5
Building products	7.5	(2)		14.6		(26.7	) (3)
Aromatics products	10.4			23.3		16.9
Unallocated Corporate	(36.6)			(37.9)		(70.2	) (4)

Total operating income (loss)	$124.6			$114.3		$(0.6)

(1)
Includes $1.2 million gain related to sale of assets.

(2)
Includes $2.7 million of restructuring costs, $8.3 million of asset impairment charges, $2.9 million of acquisition related transaction costs and inventory purchase accounting adjustments, partially offset by $3.6 million reversal of non-income tax reserve.

(3)
Includes $4.3 million of restructuring related costs. Also includes $21.6 million in asset impairment charges.

(4)
Includes $9.3 million for fees related to operation and financial restructuring activities and $14.4 million in stock compensation primarily in association with the July 27, 2009 restricted stock grant in connection with the completion of our private debt for equity exchange offers. Also includes loan cost amortization increase of $4.4 million as a result of the new asset securitization program entered into in March 2009, which was subsequently terminated and refinanced in December 2009.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

        Net Sales.    For the year ended December 31, 2011, net sales totaled $3,222.9 million, an increase of 14 percent compared to $2,818.0 million for the same period last year. The net sales increase was primarily a result of an increase in our overall average sales price of 17 percent (or 16 percent on a constant currency basis) offset partially by a decrease in our sales volume of 2 percent. Our overall sales price increase was primarily a result of increases in the prices of all of our electrovinyl products and aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for all of our raw materials and tighter supply as a result of global industry operating issues. Our overall sales volume was impacted by an increase in domestic contract sales, additional sales from the Exterior Portfolio acquisition in February 2011, opportunistic export sales and strong phenol and acetone products sales, offset partially by unplanned outages at our Plaquemine, Louisiana facility during the year and logistical issues during the second quarter of 2011 due to high water on the Mississippi River system. U.S. housing starts increased 3 percent from the year ended December 31, 2010 to the same period this year, according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development issued in January 2012.

        Gross Margin.    Total gross margin percentage decreased slightly to 9.4 percent of sales for the year ended December 31, 2011 from 9.7 percent of sales for the year ended December 31, 2010. This change in gross margin percentage was primarily a result of a margin expansion in our chlorovinyls segment from higher sales prices due to industry operating issues in the U.S. and Asia being more than offset by lower aromatics margins due to not being able to adequately recover prices paid for previously purchased raw materials in a decreasing sales price environment. The total gross margin amount increased by $28.9 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010 primarily due to our chlorovinyls segment's margin expansion, our building products segment's Exterior Portfolio acquisition and a favorable Canadian dollar currency impact offset partially by our aromatics segment's lower margin. Our sales price increases more than offset an increase in our raw material costs. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. CMAI reported a price increase of 18 percent for benzene, 35 percent for propylene, 22 percent for ethylene and 2 percent for chlorine from 2010 to 2011 and a price decrease of 7 percent for natural gas over the same period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $168.2 million for the year ended December 31, 2011, a 5 percent increase from the $160.0 million for the year ended December 31, 2010. This selling, general and administrative expense increase of $8.2 million is primarily due to: (i) $13.4 million of additional selling, general and administrative expenses in our building products segment related to the Exterior Portfolio acquisition, (ii) $3.2 million of stock compensation expense increase related to May 2011 equity awards, and (iii) $2.3 million in unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar, offset by: (iv) the favorable impact of a $4.4 million non-income tax reserve that was returned to income, primarily in our building products segment during the first quarter of 2011 as the tax exposure was no longer probable, and (v) a decrease in salaries and wages of $6.6 million primarily due to lower performance based compensation as compared to last year.

        Long-lived asset impairment charges.    For the year ended December 31, 2011 we incurred $8.3 million of asset impairment charges which were primarily related to the "2011 Building Products Restructuring Plan". This plan includes (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing our fence product line; and (iii) the consolidation of three plants, two in the window and door profiles business and one in the pipe business. For the year ended December 31, 2010, we did not have any significant write downs of any property, plant and equipment.

        Restructuring Costs.    Restructuring expense in the year ended December 31, 2011 of $3.3 million in severance and other exit costs, which was primarily related to the "2011 Building Products Restructuring Plan" as described above. For the year ended December 31, 2010, there were no material restructuring costs.

        Loss on redemption and other debt costs.    On April 4, 2011, we redeemed all of our 7.125% senior notes due 2013 and 9.5% senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million plus redemption cost. On October 20, 2011, we redeemed all of our 10.75% senior subordinated notes due 2016 that remained outstanding for the aggregate principal amount of $44.1 million including early redemption cost. In December 2011, we repaid in full our note payable for $18.0 million. Total loss on extinguishment of debt and other debt cost in 2011 was $4.9 million and there was no similar loss incurred in the 2010 period.

        Interest Expense, net.    Interest expense, net decreased to $65.4 million for the year ended December 31, 2011 from $69.5 million for the year ended December 31, 2010. This decrease in interest expense, net, of $4.1 million was primarily attributable to lower interest rates during the year ended December 31, 2011 compared to the prior year as well as the early redemption in 2011 of all outstanding aggregate principle amounts of our 7.125% senior notes due 2013, 9.5% senior notes due 2014 and our 10.75% senior subordinated notes due 2016.

        (Benefit from) provision for income taxes.    The benefit from income taxes was $4.2 million for the year ended December 31, 2011 compared to a provision for income taxes of $1.3 million for the year ended December 31, 2010. The change in the provision for income taxes resulted primarily from the resolution of uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group in October 2006, offset by the increase in income for the year ended December 31, 2011 as compared to the prior year. Our effective income tax rates for the year ended December 31, 2011 and 2010 were negative 7.9 percent and positive 2.9 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the resolution of uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group, offset by the increase in the valuation allowance recorded against certain deferred tax assets in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to the resolution of uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group, and the release of a portion of the valuation allowance recorded against certain deferred tax assets in Canada.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $1,318.7 million for the year ended December 31, 2011, an increase of 8 percent compared with net sales of $1,224.7 million for the same period last year primarily from our electrovinyl products group. The net sales increase was a result of an increase in our overall average sales price of 16 percent, offset partially by a decrease in sales volume of 7 percent as compared to the year ended December 31, 2010. Our overall average sales prices increased primarily due to the increase in the price of caustic soda, vinyl resin and compound products. According to CMAI, the caustic soda industry sales price increased 50 percent from 2010 to 2011. The caustic soda sales price increase was primarily attributable to global supply issues and to an increase in industrial demand. Our overall chlorovinyls sales volume decrease of 7 percent for the year ended December 31, 2011, as compared to the prior year, was due to a decrease in opportunistic spot export sales that, in turn, resulted from inadequate margins on such sales and unplanned outages at our Plaquemine, Louisiana facility, during 2011, as well as logistical issues during the second quarter of 2011 due to high water on the Mississippi River system. Our domestic vinyl resin and compound sales volume increased 10 percent and 7 percent, respectively. North American vinyl resin industry sales volume increased 3 percent from 2010 to 2011 as a result of an increase in exports of 16 percent partially offset by a decrease in domestic sales volume of 4 percent, according to statistics from the PIPS issued in December 2011.

        Operating Income.    Operating income increased by $29.0 million to $143.3 million for the year ended December 31, 2011 from $114.3 million for the year ended December 31, 2010. This operating income increase was due to an increase in caustic soda, vinyl resin and vinyl compounds sales prices, increased North American vinyl resins sales volumes and lower natural gas costs, all of which were partially offset by increased raw material costs and a decrease in export sales. Overall raw material costs increased 13 percent compared to the same period of last year, primarily as a result of increases in ethylene and compound additives costs. CMAI reported that industry prices of our primary feedstocks ethylene and chlorine increased 22 percent and 2 percent, respectively, from the 2010 to 2011. Our chlorovinyls operating rate was about 80 percent for the year 2011 and 81 percent for the year 2010.

Building Products Segment

        Net Sales.    Net sales totaled $883.9 million for the year ended December 31, 2011, an increase of 11 percent (or 9 percent on a constant currency basis), compared to $793.6 million for the year ended December 31, 2010. The net sales increase was driven by the benefit of the acquisition of Exterior Portfolio in February 2011. After adjusting for the impact of the acquisition, sales volume declined

2 percent for 2011 compared to 2010, as improved demand in the outdoor building products line in the U.S. was more than offset by softer demand in Canada, which has been negatively impacted, in part, by the elimination of 2010 Canadian tax incentives. According to PIPS industry data for our products, North America extruded vinyl resin volumes declined 6 percent from 2010 to 2011. For the year ended December 31, 2011, our building products segment geographical sales were Canadian sales of 52 percent compared to U.S. sales of 47 percent.

        Operating Income.    Operating income of $7.5 million for the year ended December 31, 2011 decreased by $7.1 million from operating income of $14.6 million for the year ended December 31, 2010, which includes $11.1 million of restructuring and asset impairment charges in 2011. Excluding the impact of the restructuring and asset impairment charges our operating income improved by $4.0 million to an operating income of $18.6 million for the year ended December 31, 2011. Gross margin increased and gross margin percentage improved as a result of the addition of Exterior Portfolio. This increase in operating income was driven by a $4.4 million net reversal of a non-income tax reserve as the exposure is no longer probable, and by lower administration labor costs, and a small improvement in conversion costs partially offset by higher selling costs driven higher by customer promotions. The year ended December 31, 2010 includes income from the reversal of non-income tax related items of $2.1 million. Restructuring costs in the year ended December 31, 2011 of $11.1 million included $8.3 million of asset impairment charges and $2.8 million in severance and other exit restructuring costs, which was primarily related to the "2011 Building Products Restructuring Plan". This plan includes (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three plants, two in the window and door profiles business and one in the pipe business. For the year ended December 31, 2010, there were no material restructuring costs.

Aromatics Segment

        Net Sales.    Net sales were $1,020.3 million for the year ended December 31, 2011, an increase of 28 percent compared to $799.7 million for the year ended December 31, 2010. The net sales increase was primarily a result of an increase in our overall average sales price of 23 percent and sales volume of 4 percent as compared to the year ended December 31, 2010. Our overall average sales price increased as a result of an increase in the prices of cumene of 27 percent, and phenol and acetone of 18 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. CMAI reported that industry prices of our primary feedstocks benzene and propylene increased 18 percent and 35 percent, respectively, from 2010 to 2011. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of phenol and acetone of 26 percent, which was offset partially by a decrease in cumene sales volume of 9 percent. Our aromatics sales volume increases were due to strong phenol demand in North America and Asia as well as a tighter supply due to industry operating issues in the U.S.

        Operating Income.    Operating income decreased to $10.4 million for the year ended December 31, 2011 from $23.3 million for the year ended December 31, 2010. This decrease in operating income of $12.9 million was due primarily to not being able to adequately recover previously purchased raw materials costs in a decreasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. CMAI reported industry price decreases during 2011 for the feedstocks benzene and propylene of 9 percent and 23 percent, respectively. As a result of the decrease in feedstocks costs during 2011, industry sales prices also decreased by 10 percent for phenol, 4 percent for acetone and 11 percent for cumene, according to CMAI. This decline in raw material costs resulted in $9.2 million of inventory holding losses during 2011. Conversely, CMAI reported industry price increases during 2010 for the feedstocks benzene and propylene of 10 percent and 8 percent, respectively, which allowed most producers to more than recover previously purchased raw materials costs in an increasing sales price environment. Our aromatics operating rate increased from 71 percent for the year ended December 31, 2010 to about 75 percent for the year ended December 31, 2011.

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

        Gross Margin.    Total gross margin decreased from 10.6 percent of sales for the year ended December 31, 2009 to 9.7 percent of sales for the year ended December 31, 2010. This decrease in gross margin percentage was primarily due to a greater increase in sales volume of our lower margin aromatics products as compared to the sales volume increase in our higher margin chlorovinyl and building product segments. The $63.3 million increase in the amount of gross margin was primarily due to an increase in sales volume for most of our products and a favorable Canadian dollar currency impact. Our sales price increases were offset by an increase in our raw material and natural gas costs. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. CMAI reported a price increase of 43 percent for benzene, 42 percent for propylene, 49 percent for ethylene, 12 percent for chlorine and 12 percent for natural gas from 2009 to 2010. We implemented numerous cost savings initiatives during 2009 that we continue to execute, with the goal of further improved gross margins.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $160.0 million for the year ended December 31, 2010, a 13 percent decrease from the $182.9 million for the year ended December 31, 2009. This selling, general and administrative expense decrease of $22.9 million is primarily due to the favorable impacts of: (i) a decrease in stock compensation expense of $14.2 million related to a July 27, 2009 stock grant as described in Note 13 of the Notes to the Consolidated Financial Statements, (ii) a $15.9 million decrease in fees paid to several consultants engaged in 2009 to assist us in reducing overall indebtedness and related interest expense and continued performance improvement, transportation management and indirect sourcing cost reduction initiatives, among other areas of the business, (iii) a $11.0 million decrease in bad debt expense, of which $6.8 million was attributable to our chlorovinyls segment and $4.1 million was attributable to our building products segment, and (iv) a decrease in the discount on sale of interests in our trade receivables of $11.4 million in our unallocated corporate overhead due to the December 2009 termination of our asset securitization program. These decreases were partially offset by the unfavorable impacts of: (i) a $12.3 million increase in performance based incentive compensation, (ii) $5.6 million in unfavorable currency impact on our costs in Canada in our building products segment, (iii) a $3.8 million gain from litigation settlements in the year ended December 31, 2009 in our chlorovinyls segment, and (iv) $1.8 million of insurance proceeds received in the year ended December 31, 2009 in our chlorovinyls segment.

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

        Restructuring Costs.    For the year ended December 31, 2009, we incurred $4.4 million of severance and other exit costs, which are reflected in the accompanying Consolidated Statements of Operations. Also for the year ended December 31, 2009, we incurred $2.5 million in fees paid to consultants, to assist us in performance improvement, and transportation management and indirect sourcing cost reduction initiatives among other areas of the business with the ultimate goal to improve and sustain profitability for the long-term. For the year ended December 31, 2010, there was no material restructuring costs.

        Loss on redemption and other debt costs.    On March 16, 2009, we executed the fifth amendment to our senior secured credit facility and accounted for this amendment as an extinguishment of the Term Loan B in accordance with ASC subtopic 470-50 section 40, Modifications and Extinguishments. Accordingly, we recorded the amended Term Loan B at its estimated fair value of $207.1 million at the date of extinguishment. The difference between the fair value of the amended Term Loan B and the carrying value of the original Term Loan B less the related financing cost at the date of debt extinguishment of $121.0 million was recorded as a gain. On December 22, 2009, we refinanced our senior secured credit facility and asset securitization agreement with a four-year term $300.0 million senior secured asset-based revolving credit facility and $500.0 million of senior secured 9.0 percent notes. The full extinguishment of our old senior secured credit facility and asset securitization agreement resulted in the write off of the Term Loan B debt discount and related financing costs of $163.8 million. Both the gain from the fifth amendment to our senior secured credit facility and loss from the refinancing of our senior secured credit facility and asset securitization were netted in the $42.8 million loss on debt modification and extinguishment, net in the consolidated statement of operations for the year ended December 31, 2009.

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

        Interest Expense, net.    Interest expense, net decreased to $69.5 million for the year ended December 31, 2010 from $130.5 million for the year ended December 31, 2009. This decrease in interest expense (net) of $61.0 million was primarily attributable to a lower overall debt balance during 2010 compared to 2009. The lower overall debt balance was due primarily to the 2009 debt exchange. This reduction in debt effectively decreased our annual cash interest expense by approximately $69.7 million.

        Provision for (benefit from) income taxes.    The provision for income taxes was $1.3 million for the year ended December 31, 2010 compared with an income tax provision of $94.5 million for the year ended December 31, 2009. Income before income taxes decreased $181.6 million from $225.6 million in 2009 to $44.0 million in 2010 primarily due to the $400.8 million gain on the 2009 debt exchange. Our effective tax rate for 2010 and 2009 was 2.9 percent and 41.9 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2010 was primarily due to the resolution of certain uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group, and the release of a portion of the valuation allowance recorded against certain deferred tax assets in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2009 was primarily due to federal and state income tax credits, including credits earned from timely repayment of the Mississippi Industrial Development Bond, offset by the valuation allowance recorded against certain deferred tax assets in Canada.

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

        Operating Income.    Operating income increased by $34.8 million from $79.5 million for the year ended December 31, 2009 to $114.3 million for the year ended December 31, 2010. This operating income increase was due to an increase in vinyl resins and vinyl compound sales prices, increased North American vinyl resins sales volumes and also several cost saving initiatives implemented during 2009 which were realized in 2010. This increase in operating income was partially offset by higher raw material costs and lower caustic soda sales prices. Although caustic soda prices decreased 7 percent on average year over year, CMAI reported that caustic soda industry sales prices trended upward 114 percent during 2010. During 2009, caustic soda prices trended downward 77 percent due to the global supply increasing from new chlor-alkali capacity additions in Asia and the significant global economic downturn during 2009 effectively removing large segments of the demand for caustic through shutdowns and rate reductions by end users. Within the electrovinyls products, the primary driver is vinyl resin. Our overall raw materials and natural gas costs during 2010 increased 19 percent compared to 2009. CMAI reported that industry prices of our primary feedstocks, ethylene and chlorine, increased 49 percent and 12 percent, respectively from 2009 to 2010. In addition, during the year ended December 31, 2010, we had three scheduled and unscheduled plant turnarounds for maintenance compared to one during the year ended December 31, 2009. Our chlorovinyls operating rate increased from about 75 percent for 2009 to about 82 percent for 2010.

Building Products Segment

        Net Sales.    Net sales totaled $793.6 million for the year ended December 31, 2010, an increase of 9 percent (or 2 percent on a constant currency basis) compared to $728.2 million for the year ended December 31, 2009. The net sales increase was supported by a favorable currency impact on sales in Canada and, to a lesser extent, improved volumes of 4 percent as demand in the Canadian housing and construction markets remained stable during the first half of the year. Our building and home improvement products business experienced increased sales growth in the first half of 2010, fueled by tax law changes and incentives in the U.S. and Canada. However, once the incentives expired in the second half of 2010, the housing market declined from the first half. In the U.S., volumes declined from 2009 as we were negatively impacted by the loss of a seasonal program with a large retail customer. According to PIPS industry data for our products, North American extruded vinyl resin sales declined 19 percent for the year. For 2010, our building products segment geographical sales continued to show a higher Canadian weighting of 60 percent compared to 39 percent for the U.S. as a result of the stronger demand in Canada, the Canadian currency benefit and the previously mentioned 2009 loss of a U.S.-based seasonal retail customer.

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

Aromatics Segment

        Net Sales.    Net sales were $799.7 million for the year ended December 31, 2010, an increase of 149 percent compared to $321.3 million for the prior year. The net sales increase was primarily a result of an increase in our overall sales volume of 83 percent and sales prices of 36 percent as compared to the year ended December 31, 2009. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of cumene of 79 percent, and about 92 percent for phenol and acetone. Our aromatics sales volume increases were due to an increase in opportunistic spot sales in both North America and export markets due to industry operating issues and strong demand in Asia. Our overall average sales prices increased as a result of an increase in the prices of cumene of 46 percent, and phenol and acetone of 23 percent. The sales prices increases reflect higher costs for the feedstocks benzene and propylene.

        Operating Income.    Operating income increased by $6.4 million from $16.9 million for the year ended December 31, 2009 to $23.3 million for the year ended December 31, 2010. This increase in operating income was due primarily to an 83 percent increase in aromatics sales volume. Our aromatics sales volume increases were due to an increase in opportunistic spot sales in both North America and export markets due to industry operating issues and strong demand in Asia. Our aromatics operating rate increased from about 38 percent for 2009 to about 71 percent for 2010. Our sales volumes and price increases for all of our aromatics products were partially offset by a significant increase in our raw materials costs. Overall raw material costs increased 50 percent from 2009 to 2010 primarily as a result of increases in benzene and propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, increased 43 percent, and 42 percent, respectively from 2009 to 2010. In addition, our operating income improvement last year was driven by raw material prices rising throughout 2009 resulting in inventory holding gains. We also had incurred two scheduled plant turnaround for maintenance during 2010.

Liquidity and Capital Resources

        Operating Activities.    During the years ended December 31, 2011, 2010, and 2009, cash flows provided by operating activities were $187.4 million, $183.8 million, and $0.7 million, respectively. The improvement of cash flow during these years is mostly due to the improvements in operating results and increased focus on working capital efficiencies. At December 31, 2011, we have $88.6 million of cash and cash equivalents of which approximately $45.2 million is held outside the United States for which there are no significant restrictions or cost for the company to access or bring this cash and cash equivalents into the United States.

        Net working capital at December 31, 2011 was $384.7 million as compared to $400.4 million at the previous year end. The reduction of working capital of $15.7 million at December 31, 2011, as compared to December 31, 2010, includes a reduction of cash of $34.2 million, a reduction of receivables of $10.9 million, and an increase of accounts payable of $35.5 million. The reductions were partly offset by an increase in inventories of $26.3 million, a reduction in the current portion of debt of $22.1 million, and a reduction in accrued compensation of $18.6 million.

        The early retirement of $85.1 million of debt, including early retirement premiums, in 2011 resulted in the continued decrease in interest expense for 2011. The interest expense for the fiscal years ended 2011, 2010, and 2009 was $65.6 million, $69.8 million, and $131.1 million, respectively. In 2009 we completed a debt for equity exchange to reduce our debt by $736.0 million as described in the financing section below. With the additional debt retired in 2011, we expect to continue to benefit from a reduction in interest expense under our current capital structure.

        Positive cash flow from operations was the largest contributor to the increase of cash on hand as of December 31, 2010. For 2010, cash flows provided by operating activities were favorably affected by a $114.8 million improvement in operating results and an improvement in net working capital. Net working capital increased by $59.7 million for the year ended December 31, 2010 as compared to the prior year. This increase was largely represented by an increase in cash of $84.0 million due to increased cash generated from operations, offset by increases in compensation accrual and interest payable of $22.3 million and $19.7 million, respectively; and decreases in income taxes receivable, prepaid expenses, and the current portion of long term debt of $29.4 million, $7.4 million, and $6.1 million, respectively. The increased working capital amounts during the 2010 fiscal year were due to significantly higher sales levels throughout the year and higher raw material prices.

        The major use of cash for fiscal year 2009 was a $111.0 million repurchase of previously sold accounts receivable as a result of the termination and replacement of our asset securitization agreement as part of our December 2009 refinancing that included a new ABL Revolver and issuance of $500.0 million aggregate principal amount of 9.0 percent senior secured notes. Additionally we incurred costs of approximately $21.8 million on restructuring and process improvement initiatives. Total working capital at December 31, 2009 was $340.7 million, an increase of $115.5 million during the year.

        Investing Activities.    Net cash used in investing activities was $136.5 million for the year ended December 31, 2011. Cash used for investing activities in 2011 also includes our February 9, 2011 purchase of Exterior Portfolio for a net purchase price of approximately $71.4 million that was mostly funded with cash on hand. In addition to the acquisition, we also used $66.4 million for capital expenditures in 2011, and received $1.2 million related to previously contingent consideration from the sale of equipment. This is an increase in cash used for capital expenditures of $20.7 million over the amount spent in the year ended December 31, 2010.

        We expect to invest approximately $80 to $90 million for capital expenditures in 2012. In our chemicals businesses, we expect to make the productivity and reliability investments that are required to run the higher operating rates we expect in the coming years. In our building products businesses, we expect to invest in productivity improvements as well as accelerating our new product development efforts ahead of the expected eventual recovery in these markets.

        For the fiscal year 2010, cash used in investing activities was $44.7 million. The largest use of cash was $22.9 million of capital investment for our U.S. chemical facilities. For the 2009 fiscal year, cash used in investing activities was $26.0 million. The major use of cash was $30.1 million for capital expenditures for our facilities, partially offset by insurance proceeds of $2.0 million and proceeds from the sale of assets of $2.1 million.

        We incurred maintenance expense for our production facilities of $109.3 million, $137.4 million and $104.5 million during the years ended December 31, 2011, 2010, and 2009, respectively.

        Financing Activities.    Cash used in financing activities was $85.7 million for the year ended December 31, 2011, compared to $55.7 million for the previous year, and was mostly comprised of the use of $85.1 million for the early redemption and repayment of debt, including: (i) the redemption in

April 2011 of all of our 7.125% senior notes due 2013 and 9.5% senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million; and (ii) the redemption in October 2011 of all of our 10.75% senior subordinated notes due 2016 for the aggregate principal amount of $44.1 million, including early redemption cost. The redemption of these notes required payments on original issuance discounts and retirement premiums that are included in the $4.9 million of loss on redemption and other debt cost. During December 2011 we repaid in full our other note payable for $18.0 million. The company also used $2.0 million of cash primarily for the modification of the ABL revolver to remove the $15.0 million block on availability and to extend the maturity of the revolver until 2016.

        At December 31, 2011, our outstanding debt consisted of $497.5 million of senior secured 9.0 percent notes due 2017, which were issued at a discount. We also have lease financing obligations of $109.9 million due to a 2007 sale lease back transaction. Our requirements on the lease financing obligation consists of rent of approximately $8 million a year until 2016 for a total of approximately $40.5 million, and do not represent an obligation to repay the lease financing obligation of $109.9 million. At December 31, 2011, under our ABL Revolver, we had a maximum borrowing capacity of $300.0 million, and net of outstanding letters of credit of $15.8 million and current borrowings of $nil, we had remaining availability of $284.2 million.

        Borrowings under the ABL Revolver, if any, are at variable interest rates. Our short term borrowings consist of our ABL Revolver. At December 31, 2011, we had no short term borrowings.

($ in millions)	As of and for the quarter ended December 31, 2011	As of and for the year ended December 31, 2011	As of and for the year ended December 31, 2010	As of and for the year ended December 2009
Short-Term Borrowings from Banks:
Outstanding amount at period ending	$—	$—	$—	$56.5
Weighted average interest rate at period ending *	—%	—%	—%	6.0%
Average daily amount outstanding for the period	$14.8	$48.8	$54.3	$144.6
Weighted average daily interest rate for the period	4.7%	4.3%	5.1%	8.9%
Maximum month end amount outstanding during the period	$33.8	$110.7	$117.7	$207.7

*
As of the 2011 year end, the applicable rate for future borrowings would have been 3.1 to 4.8 percent and for the 2010 year end, the applicable rate for future borrowings would have been 3.6 to 5.5 percent.

        The ABL Revolver provides for revolving credit including letters of credit through January 2016, subject to borrowing base availability. The borrowing base is determined on a monthly basis and is equal to specified percentages of our eligible accounts receivable and inventories and reserves reasonably determined by the co-collateral agents. Interest on this facility is variable at a rate per annum, at our option, based on the prime rate plus the applicable pricing margin or the London Interbank Offered Rate, ("LIBOR") plus the applicable pricing margin. The ABL Revolver is secured by substantially all of our assets and contains certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $88.6 million and the availability to borrow an additional $284.2 million under our ABL Revolver as of December 31, 2011, the Company has adequate funding for the foreseeable future to make required payments of interest on our debt, fund our working capital and capital expenditure requirements and comply with the financial ratios of the ABL Revolver and covenants under the indenture for our 9.0 percent senior secured notes. The company has no required payments of principle on its debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL revolver and the indenture for our 9.0 percent senior secured notes we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to further reduce our debt through early redemptions of our outstanding 9.0 percent senior secured notes.

        Cash used in financing activities for the year ended December 31, 2010 was $55.7 million, an increase of $26.6 million from the previous year, primarily related to the $56.4 million full repayment of borrowings under the ABL Revolver. Our ability to fully repay borrowing under the ABL revolver in 2010 was due to our improved cash flow in 2010, which in turn, was due in part to our improved debt structure resulting from the 2009 recapitalization described below.

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

        The recapitalization activities and a $17.0 million payoff of other debt are the primary contributors to reducing our total debt by $655.1 million at December 31, 2009. The recapitalization also significantly extended the duration of our debt maturities. Further, the recapitalization reduced our cash interest costs and removed the quarterly maintenance covenants that required waivers and amendments from our lenders in the past. The 2009 debt exchange was a troubled debt restructuring and thus an extinguishment of the notes for which we recognized a net gain of $400.8 million, or approximately $16.18 per share. Cash tax payments in 2009 were approximately $10 million. As a result of the enactment of the American Recovery and Reinvestment Act passed in 2009, we have the option to defer the federal taxes payable as a result of the debt exchange to 2014 and then pay those taxes ratably over five years. We made this election in our 2009 federal tax return and therefore do not have a large current tax liability.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of December 31, 2011, were as follows:

(In millions)	Total	2012	2013	2014	2015	2016	2017 and thereafter
Contractual obligations:
Long-term debt—principal	$500	$—	$—	$—	$—	$—	$500
Long-term debt—interest	227	45	45	45	45	45	2
Lease financing obligations	41	7	8	8	8	8	2
Operating lease obligations	73	22	15	13	9	7	7
Purchase obligations	2,030	983	540	415	10	10	72
Expected pension contributions	47	1	7	10	12	9	8
Asset retirement obligation	11	—	—	—	—	—	11

Total	$2,929	$1,058	$615	$491	$84	$79	$602

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of December 31, 2011. Long-term debt obligations are listed based on when they are contractually due.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2017. We did not have significant capital lease obligations as of December 31, 2011.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2018. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2011.

        Expected Pension Contributions.    Pension funding represents the projected minimum required contributions based on current assumptions for the Georgia Gulf Corporation Retirement Plan in accordance with the Employee Retirement Income Security Act. Contributions for the U.S. Supplemental Executive Retirement Agreements are also included.

        Asset Retirement Obligation.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the table above represents the undiscounted estimated cost to retire such assets.

        Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized uncertain income tax positions of approximately $28.9 million as of December 31, 2011. We do not believe we are likely to pay any amounts during the year ended December 31, 2012. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the above table.

Outlook

        We based our 2012 operating plans on conservative macro-economic assumptions regarding the main drivers of our businesses. We assume a slight recovery in U.S. and Canadian housing starts and, gross domestic product ("GDP") growth in both the U.S. and Canada greater than 2 percent over 2011, a continuation of favorable conditions for PVC exports, and natural gas costs lower than 2011.

        We expect we will invest $80 million to $90 million of capital expenditures in our businesses in 2012. In our Chlorovinyls and Aromatics segments, we expect we will make the productivity and reliability investments that are required to run the higher operating rates we expect in the coming years. In our Building Products segment, we expect to invest in productivity improvements as well as accelerating our new product development efforts ahead of the expected eventual recovery in these markets.

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

        In May 2011, the FASB issued ASU 2011-04, which amends ASC topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under U.S Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS"). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted. Implementation of this standard is effective in the first fiscal year beginning after December 15, 2011. We are currently evaluating the newly prescribed standard, but do not expect it will have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, which amends ASC topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities will no longer be allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This amendment also required the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. However in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. During the deferral period, companies are required to report reclassifications out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. Also during this deferral period, companies will not be required to separately present or disclose the reclassification adjustments in net income. The FASB plans to re-evaluate this requirement, and is expected to reach a final decision during fiscal year 2012. All other requirements in ASU 2011-5 are not affected by ASU 2011-12. Early adoption of ASU 2011-5 is permitted. Implementation of this standard will be required in the first fiscal year beginning after December 15, 2011. We have historically presented the components of other comprehensive income as a part of the consolidated statements of changes in stockholders' equity (deficit) or in a separate footnote. We are presenting our comprehensive income in a separate financial statement for the year ended December 31, 2011.

        In September 2011, the FASB issued ASU 2011-8 which amends ASC topic 350, Intangibles—Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Early adoption is permitted. Implementation of this standard is required for fiscal years beginning after December 15, 2011. We are currently evaluating the newly prescribed evaluation process.

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

        Environmental and Legal Accruals.    In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see Note 10 of the Notes to Consolidated Financial Statements included in Item 8), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent, our net income would be higher or lower by approximately $1.1 million, on an after-tax basis, depending on whether the actual outcomes were better or worse than the estimates.

        Valuation of Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that are identified during acquisitions. Our carrying value of our goodwill and indefinite lived intangible assets are tested for impairment annually on October 1 and are tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Indicators include, but are not limited to significant declines in the markets and industries which buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for indefinite-lived intangible assets other than goodwill consists of comparing the fair value of the asset to the carrying value. Our indefinite-lived assets primarily consist of trade names. The fair values of our trade names are estimated based on the relief from royalty method under the income approach. This approach utilizes a discounted cash flow analysis. Impairment testing for goodwill is a two-step test performed at a reporting unit level. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses in estimating fair value. Our weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan; it is possible that goodwill not currently impaired may become impaired in the future.

        Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. A change in any of these assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan; it is possible that goodwill not currently impaired may become impaired in the future. We have two segments that contain reporting units with goodwill and intangible assets. The Chlorovinyls segment includes goodwill in our Compound reporting unit and the Building Products segment includes goodwill primarily from our Window and Door profiles and Siding reporting units. Based on the results of our evaluation in connection with our annual goodwill impairment test as of our measurement date, October 1, 2011, we did not record an impairment charge to goodwill in 2011. The estimated fair value of our reporting units with goodwill exceeds the carrying value by more than ten percent. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 for further details of the 2011 goodwill and other intangible asset impairment test. We did not have any impairment to our goodwill and other intangible assets in 2010 or 2009.

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

        During 2011, we had long-lived asset impairments charges totaling $8.3 million related to the further consolidation of manufacturing plants in our window and door profiles and pipe businesses and the closure of a manufacturing facility in Milford, Indiana. There were no long-lived asset impairments charges during 2010. During 2009, we consolidated certain Window and Door profiles plants resulting in impairments of $21.6 million.

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

        The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for our U.S. pension plans in 2011was 5.6 percent. At December 31, 2011, this rate was 5.0 percent for determining 2012 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in this discount rate would immaterially decrease or increase our annual pre-tax pension expense for our U.S. pension plans. In addition to the expense, a 25 basis point increase in our discount rate would decrease our year-end benefit obligations by $4.5 million, whereas a 25 basis point decrease would increase our year-end benefit obligations by $4.7 million for our U.S. pension plans.

        The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2011, is 64.3 percent equity securities, 23.4 percent debt securities, 1.3 percent real estate and 11.0 percent other. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2011 was 8.5 percent for our U.S. pension plans. At December 31, 2011, this rate was 8.3 percent for determining 2012 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in the long-term rate of return on plan assets assumption would decrease or increase our annual pre-tax pension expense by $0.3 million for our U.S. pension plans. A 25 basis point increase or decrease in the expected long-term rate of return assumption for our foreign pension plans is not material.

        Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2011 and 2010, we had a net deferred tax liability balance of $162.7 million and $174.5 million, respectively.

        In evaluating the ability to realize our deferred tax assets we rely on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2011 and 2010, we had deferred tax assets for state tax credit carryforwards of $15.8 million and $15.9 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2011 we had deferred tax assets for net operating loss carryforwards in the U.S. and Canada of $1.6 million and $10.0 million, respectively, of which we have an $11.1 million valuation allowance to record these deferred tax assets related to net operating losses at their estimated realizable values.

        We increased the valuation allowance attributable to certain Canadian deferred tax assets by $0.8 million in 2011 due to operating losses in the relevant Canadian entities. In 2010, we released approximately $5.6 million of previously established valuation allowance attributable to certain Canadian deferred tax assets which offset our 2010 deferred income tax provision in Canada. In 2009, we recorded a $7.3 million valuation allowance on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to the company in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. Based on the level of historical cumulative losses, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. As a result of the debt exchange completed in July 2009, we experienced a change in control as defined by the Internal Revenue Code. Because of this change in control, we will be unable to realize a benefit from the U.S. federal net operating loss arising before the acquisition of the Royal Group in October 2006. Therefore, we no longer carry those net operating losses as a deferred tax asset. The change in control also limits our ability to realize certain expenses in the future and we have recorded deferred tax liabilities to reflect this.

        In addition, we have accrued a reserve for non-income tax contingencies of $3.4 million and $8.0 million, at December 31, 2011 and 2010, respectively. The decrease in the reserve is related primarily to the settlement of a Canadian issue, the lapsing of the statute of limitations and a reduction in accrued interest related to these matters. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserves are adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

        Stock-Based Compensation.    All share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each share-based payment award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payment awards subject primarily to service besting criteria. We also use Monte Carlo simulation models to estimate the fair value of certain performance share-based payment awards. The fair values generated by these models may not be indicative of the actual fair values of our awards as models do not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. The determination of the fair value of share-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our historical dividend yield and expectation of future dividend payouts. The fair value of our restricted and deferred stock units and restricted stock are based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

        In addition, on February 13, 2012, the United States Environmental Protection Agency issued its final rule to update emissions limits for air toxics from polyvinyl chloride and copolymers production (PVC production). The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, will be submitted to the Federal Register for publication. The rule establishes new, more stringent, emission standards for certain regulated "hazardous air pollutants," including vinyl chloride monomer. The rule sets maximum achievable control technology (MACT) standards for major sources of PVC production. The final rule also establishes certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to those requirements would have three years from the effectiveness of the rule to come into compliance. The final rule was promulgated following extensive input from a variety of stakeholders, including industry participants, during the formal comment period, as well as several scheduled public hearings. The timing of the implementation of any final rule may still be affected by possible legal challenges. The timing to assert any legal challenges begins once the rule is published in the Federal Register. Although the Company has evaluated the potential impact of the rule when it was in its proposed form, the final rule is lengthy, and so the Company is still reviewing the final rule to determine what changes have been made from the proposed rule, and what the ultimate expected impact on the Company might be. Such impacts could include the potential for significant compliance costs, including significant capital expenditures, and could result in operating restrictions. Any increase in costs related to these regulations, or restrictions on our operations, could adversely affect our financial condition and performance.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are subject to certain market risks related to long-term financing and derivative financial instruments, related to foreign currency exchange rates and raw material commodity prices. These financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, exchange rate, raw material commodity and natural gas markets may have on our operating results. We do not engage in speculative transactions, nor do we hold or issue financial instruments for trading purposes.

        Interest Rate Risk Management.    The following table is "forward-looking" information that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt instruments. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2011 and 2010 we had no outstanding interest rate swaps. As of December 31, 2011, our only variable rate instrument is our ABL Revolver which does not have any outstanding principal amounts. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair value at 12/31/11
Financial instruments:
Fixed rate principal	$—	$—	$—	$—	$—	$500,000	$500,000	$525,315
Average interest rate	—%	—%	—%	—%	—%	9.0%	9.0%

        Foreign Currency Exchange Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. As of December 31, 2011 and 2010 we had no outstanding foreign exchange swaps.

        Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural forward purchase contracts was a $0.7 million liability and a $0.4 million asset at December 31, 2011 and December 31, 2010, respectively.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Georgia Gulf Corporation

We have audited the accompanying consolidated balance sheet of Georgia Gulf Corporation and subsidiaries ("the Company") as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Georgia Gulf Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Georgia Gulf Corporation and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the 2010 and 2009 information in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Georgia Gulf Corporation and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2011-05, which amends Accounting Standards Codification topic 220, Comprehensive Income and has presented comprehensive income in a separate consolidated financial statement.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 2011
(February 24, 2012 as to third paragraph of Note 2 and the consolidated statement of comprehensive income for the two years ended December 31, 2010)

Georgia Gulf Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$88,575	$122,758
Receivables, net of allowance for doubtful accounts of $4,225 at 2011 and $10,026 at 2010	256,749	267,662
Inventories	287,554	261,235
Prepaid expenses	12,730	16,606
Income tax receivable	3,020	899
Deferred income taxes	14,989	7,266

Total current assets	663,617	676,426
Property, plant and equipment, net	640,900	653,137
Goodwill	213,608	209,631
Intangible assets, net	46,715	14,351
Deferred income taxes	3,770	8,078
Other assets, net	75,601	104,078

Total assets	$1,644,211	$1,665,701

Liabilities and Stockholders' Equity
Current portion of long-term debt	$—	$22,132
Accounts payable	168,187	132,639
Interest payable	20,931	22,558
Income taxes payable	1,202	2,910
Accrued compensation	19,743	38,382
Liability for unrecognized income tax benefits and other tax reserves	598	8,822
Other accrued liabilites	68,227	48,536

Total current liabilities	278,888	275,979
Long-term debt	497,464	555,425
Lease financing obligation	109,899	112,385
Liability for unrecognized income tax benefits	23,711	46,884
Deferred income taxes	181,465	189,805
Other non-current liabilities	64,120	40,631

Total liabilities	1,155,547	1,221,109

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding: 34,236,402 at 2011 and 33,962,291 at 2010	342	340
Additional paid-in capital	480,530	476,276
Accumulated other comprehensive loss, net of tax	(18,151)	(210)
Retained earnings (deficit)	25,943	(31,814)

Total stockholders' equity	488,664	444,592

Total liabilities and stockholders' equity	$1,644,211	$1,665,701

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$3,222,884	$2,818,040	$1,990,091
Operating costs and expenses:
Cost of sales	2,919,625	2,543,638	1,778,998
Selling, general and administrative expenses	168,221	160,031	182,937
Long-lived asset impairment charges	8,318	—	21,804
Restructuring costs	3,271	102	6,858
(Gain) loss on sale of assets	(1,150)	—	62

Total operating costs and expenses	3,098,285	2,703,771	1,990,659

Operating income (loss)	124,599	114,269	(568)
Interest expense	(65,645)	(69,795)	(131,102)
Loss on redemption and other debt costs	(4,908)	—	(42,797)
Gain on debt exchange	—	—	400,835
Foreign exchange loss	(786)	(839)	(1,400)
Interest income	280	322	583

Income before income taxes	53,540	43,957	225,551
(Benefit) provision for income taxes	(4,217)	1,279	94,492

Net income	$57,757	$42,678	$131,059

Earnings per share:
Basic	$1.66	$1.22	$8.27
Diluted	$1.66	$1.22	$8.26
Weighted average common shares:
Basic	34,086	33,825	14,903
Diluted	34,122	33,825	14,908

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$57,757	$42,678	$131,059
Other comprehensive (loss) income:
Pension loss	(20,629)	(5,807)	(4,888)
Foreign currency translation (loss) gain	(8,125)	17,036	40,404
Unrealized (loss) gain on derivatives	(1,146)	168	2,926

Other comprehensive (loss) income, before income taxes	(29,900)	11,397	38,442
(Benefit) provision for income taxes related to other comprehensive income items	(11,959)	7,293	23,074

Other comprehensive (loss) income	(17,941)	4,104	15,368
Comprehensive income	$39,816	$46,782	$146,427

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands)

	Common Stock Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
Balance, January 1, 2009	1,379	$14	$105,815	$(205,550)	$(19,682)	$(119,403)
Net income	—	—	—	131,059	—	131,059
Other comprehensive income	—	—	—	—	15,368	15,368
Preferred stock issued and converted to common stock	31,582	316	357,237	—	—	357,553
Employee stock purchase and stock compensation plans, net of forfeitures	1,154	12	17,650	—	—	17,662
Shares withheld for taxes on share-based payment awards	(397)	(4)	(7,153)	—	—	(7,157)
Tax benefit (deficiency) from stock purchase and stock compensation plans	—	—	(1,532)	—	—	(1,532)

Balance, December 31, 2009	33,718	337	472,018	(74,491)	(4,314)	393,550
Net income	—	—	—	42,678	—	42,678
Other comprehensive income	—	—	—	—	4,104	4,104
Fees paid to issue common stock	—	—	(145)	—	—	(145)
Employee stock purchase and stock compensation plans, net of forfeitures	372	4	3,484	—	—	3,488
Shares withheld for taxes on share-based payment awards	(128)	(1)	(1,947)	—	—	(1,948)
Tax benefit from stock purchase and stock compensation plans	—	—	2,866	—	—	2,866

Balance, December 31, 2010	33,962	340	476,276	(31,814)	(210)	444,592
Net income	—	—	—	57,757	—	57,757
Other comprehensive loss	—	—	—	—	(17,941)	(17,941)
Fees paid to issue common stock	—	—	—	—	—	—
Employee stock purchase and stock compensation plans, net of forfeitures	401	3	6,694	—	—	6,697
Shares withheld for taxes on share-based payment awards	(127)	(1)	(2,560)	—	—	(2,561)
Tax benefit from stock purchase and stock compensation plans	—	—	120	—	—	120

Balance, December 31, 2011	34,236	$342	$480,530	$25,943	$(18,151)	$488,664

See accompanying notes to consolidated financial statements.

Georgia Gulf Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$57,757	$42,678	$131,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,522	99,691	117,690
Loss on redemption and other debt costs	4,908	—	42,797
Gain on debt exchange	—	—	(400,835)
Accretion of fair value discount on term loan	—	—	12,944
Foreign exchange loss (gain)	604	(738)	(938)
Deferred income taxes	(3,762)	(1,964)	116,668
Excess tax benefits from share-based payment arrangements	(1,371)	(4,001)	(1,630)
Long-lived asset impairment charges	8,318	—	21,866
Stock based compensation	6,658	3,487	17,663
(Gain) loss on sale of assets	(1,150)	—	218
Other non-cash items	(2,802)	19,646	762
Change in operating assets and liabilities:
Receivables	12,513	(25,454)	2,362
Securitization of trade receivables	—	—	(111,000)
Inventories	(15,173)	(4,860)	1,112
Prepaid expenses and other current assets	3,897	7,654	(5,371)
Accounts payable	28,243	17,485	5,462
Interest payable	(1,598)	19,742	40,397
Accrued income taxes	(1,677)	1,685	(2,493)
Accrued compensation	(19,458)	22,733	5,261
Other accrued liabilities	10,821	2,543	(6,255)
Other	(801)	(16,528)	12,984

Net cash provided by operating activities	187,449	183,799	723

Investing activities:
Proceeds from insurance recoveries related to property, plant and equipment	—	—	1,980
Capital expenditures	(66,382)	(45,714)	(30,085)
Proceeds from sale of assets	1,243	1,069	2,080
Acquisition, net of cash acquired	(71,371)	—	—

Net cash used in investing activities	(136,510)	(44,645)	(26,025)

Financing activities:
Borrowings on revolving line of credit	—	—	254,301
Repayments on revolving line of credit	—	—	(389,523)
Borrowings on ABL revolver	561,705	482,208	56,462
Repayments on ABL revolver	(561,705)	(538,561)	—
Long-term debt payments	(85,057)	(37)	(367,402)
Long-term debt proceeds	—	—	496,739
Fees paid related to financing activities	(2,011)	(3,330)	(79,749)
Excess tax benefits from share-based payment arrangements	1,371	4,001	98
Stock compensation plan activity	39	—	(25)

Net cash used in financing activities	(85,658)	(55,719)	(29,099)

Effect of exchange rate changes on cash and cash equivalents	536	526	3,223

Net change in cash and cash equivalents	(34,183)	83,961	(51,178)
Cash and cash equivalents at beginning of year	122,758	38,797	89,975

Cash and cash equivalents at end of year	$88,575	$122,758	$38,797

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

        Nature of Operations.    We are a leading North American manufacturer and an international marketer of chlorovinyl and aromatic chemicals and also manufacture and market vinyl-based building and home improvement products. Our chlorovinyl and aromatic chemicals products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our building products segment manufactures window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck, fence, and rail products and markets vinyl-based building and home improvement products under the Royal Building Products and Exterior Portfolio brand names. We expect to discontinue manufacturing and selling fence products in March 2012.

        Use of Estimates.    Management is required to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes prepared in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

        Foreign Currency Translation and Transactions.    Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end exchange rates in effect as of the balance sheet date and the average exchange rate for revenues and expenses for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive income (loss), net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the consolidated statements of operations. We recorded a gain of $0.4 million, a gain of $2.7 million, and a loss of $1.1 million, in fiscal years 2011, 2010, and 2009, respectively, within operating income (loss) in the consolidated statements of operations. The year over year fluctuation in transaction related gains or (losses) is due to both the volume of foreign currency denominated transactions and the volatility in the underlying exchange rates.

        Cash and Cash Equivalents.    Marketable securities that are highly liquid with an original maturity of 90 days or less are considered to be the equivalent of cash for purposes of financial statement presentation.

        Accounts Receivable and Allowance for Doubtful Accounts.    We grant credit to customers under credit terms that are customary in the industry and based on the creditworthiness of the customer and generally do not require collateral. We also provide allowances for cash discounts and doubtful accounts based on contract terms, historical collection experience, periodic evaluations of the aging of the accounts receivable and specific collectability analysis. Individual accounts are written off once we have determined we have exhausted our collection efforts and the account is not collectable.

        Revenue Recognition.    We recognize revenue in accordance with generally accepted accounting principles, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable;

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

(iii) collectability is reasonably assured; and (iv) product delivery has occurred. We recognize revenue as products are shipped based on free on board ("FOB") terms when title passes to customers, and the customer takes ownership and assumes risk of loss.

        Sales Incentives.    We offer sales incentives, primarily in the form of volume rebates, slotting fees and advertising allowances to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts. We accrue for these sales incentives based on contract terms and historical experience.

        Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $74.3 million in 2011, $74.4 million in 2010, and $62.0 million in 2009.

        Advertising Costs.    Advertising costs and promotion expenses generally relate to our vinyl-based building and home improvement products marketed under the Royal Building Products and Exterior Portfolio brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $10.8 million, $6.4 million, and $5.7 million, in 2011, 2010, and 2009, respectively.

        Inventories.    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for the majority of inventory and the weighted average cost method for the remainder. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. At December 31, 2011 we had approximately $16.9 million of inventory on consignment.

        Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest cost capitalized during 2011, 2010, and 2009 was $0.4 million, $0.5 million, and $1.0 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $91.4 million, $90.5 million, and $98.5 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The estimated useful lives of our assets are as follows:

Buildings	27-30 years
Land improvements	15 years
Machinery and equipment	2-15 years
Dies and moulds	3-6 years
Office furniture and equipment	2-10 years
Computer equipment and software	3-10 years

        Asset Retirement Obligation.    We account for asset retirement obligations based on the fair value of a liability for an asset retirement obligation and recognize it in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We had $2.6 million of asset retirement obligations recorded in other non-current liabilities in the consolidated balance sheets as of both December 31, 2011 and 2010.

        Other Assets.    Other assets primarily consist of advances for long-term raw materials purchase contracts, our investment in joint ventures, assets held for sale and unamortized debt issuance costs. Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery or related contract terms. Debt issuance costs are amortized to interest expense using the effective interest rate and straight-line methods over the term of the related debt instruments.

        Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Other identifiable intangible assets are intangible assets such as customer lists, trade names and technology that are identified during acquisitions. The carrying value of our goodwill and indefinite lived intangible assets are tested for impairment annually on October 1 and are tested for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Indicators include, but are not limited to significant declines in the markets and industries which buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for indefinite-lived intangible assets other than goodwill consists of comparing the fair value of the asset to the carrying value. Our indefinite-lived assets primarily consist of trade names. The fair values of our trade names are estimated based on the relief from royalty method under the income approach. This approach utilizes a discounted cash flow analysis. Impairment testing for goodwill is a two-step test performed at a reporting unit level. Our reporting units subject to such testing are window and door profiles; mouldings; siding; deck, fence and rail products and compounds (vinyl and additives). An impairment loss may be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

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

        Pension Plans and Other Postretirement Benefit Plans.    We have defined contribution pension plans covering substantially all of our employees. In addition, we have two defined benefit pension plans. For the defined benefit pension plans, the benefits are based on years of service and the employee's compensation. Our postretirement benefit plan was terminated and paid out during 2009. Our Canadian defined benefit plan was fully funded in early 2011 to allow benefits to be settled. Our policy

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

on funding the defined benefit plans is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases and employee turnover and mortality, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing as well as forecasted economic conditions, and our policy and strategy with regard to the plans. As of March 31, 2009, we suspended any further benefits associated with the defined benefit plans. As of December 31, 2011, this benefit remained frozen. Company contributions to our defined contribution plans were suspended in July 2009 and reinstated in July 2010.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies available to us in making this assessment. If it is not more likely than not that we will realize a deferred tax asset we record a valuation allowance against such asset. We use a similar evaluation for determining when to release previously recorded valuation allowances. We account for uncertain tax positions when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination.

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

        Warranty Costs.    We provide warranties for certain building and home improvement products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Our warranty liabilities are included in other

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

accrued liabilities in the consolidated balance sheets. Activity in our warranty liabilities for the years ended December 31, 2011, 2010, and 2009 is as follows:

(In thousands)	2011	2010	2009
January 1,	$6,560	$7,368	$7,498
Estimated fair value of warranty liability assumed in acquisition	5,629	—	—
Warranty provisions	4,906	2,114	3,005
Foreign currency translation	(119)	334	896
Warranty claims paid	(5,192)	(3,256)	(4,031)

December 31,	$11,784	$6,560	$7,368

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Accumulated Other Comprehensive loss.    Accumulated other comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities. Amounts recorded in accumulated other comprehensive loss, net of tax, on the consolidated statements of stockholders' equity as of December 31, 2011 and 2010 are as follows:

(In thousands)	Accrued Pension Benefit Liability	Foreign Currency Items	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(23,377)	$18,903	$160	$(4,314)
Net current period change	(4,764)	8,264	264	4,764
Reclassification adjustment for realized (gains) losses included in net income	500	—	(160)	(660)

Balance at December 31, 2010	(27,641)	27,167	264	(210)
Net current period change	(13,618)	(4,574)	(453)	(16,709)
Reclassification adjustment for realized (gains) losses included in net income	968	—	(264)	(1,232)

Balance at December 31, 2011	$(40,291)	$22,593	$(453)	$(18,151)

        Other comprehensive (loss) income is derived from adjustments to reflect the unrealized gain (loss) on derivatives, change in pension liability adjustment and change in foreign currency translation adjustment. The components of other comprehensive (loss) income are as follows:

(In thousands)	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year ended December 31, 2009
Unrealized gain on derivatives	$2,926	$1,105	$1,821
Change in pension liability adjustment	(4,888)	(419)	(4,469)
Change in foreign currency translation adjustment	40,404	22,388	18,016

Other comprehensive (loss) income	$38,442	$23,074	$15,368

Year ended December 31, 2010
Unrealized gain on derivatives	$168	$64	$104
Change in pension liability adjustment	(5,807)	(1,543)	(4,264)
Change in foreign currency translation adjustment	17,036	8,772	8,264

Other comprehensive (loss) income	$11,397	$7,293	$4,104

Year ended December 31, 2011
Unrealized loss on derivatives	$(1,146)	$(429)	$(717)
Change in pension liability adjustment	(20,629)	(7,979)	(12,650)
Change in foreign currency translation adjustment	(8,125)	(3,551)	(4,574)

Other comprehensive (loss) income	$(29,900)	$(11,959)	$(17,941)

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Stock-Based Compensation.    Share-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units and non-employee director deferred shares and restricted stock units are recognized in the financial statements based on their fair values at the grant date. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award.

        We eliminate unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, which is additional paid-in capital in our circumstance. Tax benefits relating to excess share-based compensation deductions are presented in the statements of cash flows as a financing activity cash inflow.

        Earnings (Loss) Per Share.    We calculate earnings per share, using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of certain of our restricted stock unit awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to these restricted stock unit participating securities and common stock based on their respective participation percentage.

        The two-class method also requires the denominator to include the weighted average number of shares of restricted stock units participating securities when calculating basic earnings per share. For the years ended December 31, 2011, 2010, and 2009, there were 0.7 million, 1.1 million, and 1.0 million weighted average restricted stock units participating securities, respectively, included in the denominator. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of stock options and certain restricted stock units are calculated using the treasury stock method, subject to anti-dilution provisions.

        In computing diluted earnings per share for the years ended December 31, 2011, 2010, and 2009, common stock equivalents of 0.2 million shares, for all these periods, were not included due to their anti-dilutive effect.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS (Continued)

        Computations of basic and diluted earnings per share are presented in the following table:

Basic and Diluted Earnings Per Share—Two-class Method

	Year ended December 31,
(In thousands, except per share data)	2011	2010	2009
Basic earnings per share
Undistributed income	$57,757	$42,678	$131,059
Deduct: Undistributed earnings—Restricted stock units participating securities	1,216	1,294	7,869

Common stockholders' interest in undistributed income	$56,541	$41,384	$123,190

Weighted average common shares—Basic	34,086	33,825	14,903
Total basic earnings per common share	$1.66	$1.22	$8.27

Total basic earnings per restricted stock units participating security	$1.66	$1.22	$8.27

Diluted earnings per share
Common stockholders' interest in undistributed income	$56,541	$41,384	$123,190

Weighted average common shares—Basic	34,086	33,825	14,903
Stock-based awards	36	—	5

Weighted average common shares—Diluted	34,122	33,825	14,908

Total diluted earnings per share	$1.66	$1.22	$8.26

Total diluted earnings per restricted stock units participating security	$1.66	$1.22	$8.26

        On July 28, 2009, we affected a 1-for-25 reverse stock split of our common stock. This reverse stock split has been reflected in share data and earnings per share data contained herein for all periods presented. The par value of the common stock was not affected by the reverse stock split and remains at $0.01 per share. Consequently, on the Company's consolidated balance sheets and consolidated statements of stockholders' equity (deficit), the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. On July 29, 2009, in connection with the debt for equity exchange, we issued approximately 1.3 million common shares and approximately 30.2 million convertible preferred shares to our bond holders that tendered their notes (See Note 9, Long-Term Debt for description of the debt for equity exchange). These common shares are included in the years ended December 31, 2011, 2010, and 2009 earnings per share on a weighted average basis from the date of issuance. On September 17, 2009, the convertible preferred shares were converted to common shares. The preferred shares that converted to common shares were eligible to participate in dividends that we issue and thus were treated as common share equivalents from the period issued until the date they formally converted to common shares in the calculations above.

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

        In May 2011, the FASB issued ASU 2011-04, which amends ASC topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under U.S Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS"). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted. Implementation of this standard will be effective in the first fiscal year beginning after December 15, 2011. We are currently evaluating the newly prescribed standard but do not expect it will have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, which amends ASC topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities will no longer be allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This amendment also required the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. However in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. During the deferral period, companies are required to report reclassifications out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. Also during this deferral period, companies will not be required to separately present or disclose the reclassification adjustments in net income. The FASB plans to re-evaluate this requirement, and is expected to reach a final decision during fiscal year 2012. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. Early adoption of ASU 2011-5 is permitted. Implementation of this standard will be required in the first fiscal year beginning after December 15, 2011. We have historically presented the components of other comprehensive income as a part of the consolidated statements of changes in stockholders' equity (deficit) or in a separate footnote. We are presenting comprehensive income in a separate financial statement.

        In September 2011, the FASB issued ASU 2011-8 which amends ASC topic 350, Intangibles—Goodwill and Other. The amendments in this ASU give companies the option to first perform a

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Early adoption is permitted. Implementation of this standard will be required for fiscal years beginning after December 15, 2011. We are currently evaluating the newly prescribed evaluation process.

3. RESTRUCTURING ACTIVITIES

        In December 2011, we initiated a restructuring plan ("the 2011 Building Products Restructuring Plan") that consists of (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three plants, two in the window and door profiles business and one in the pipe business. For the year ended December 31, 2010, there was no material restructuring costs. In connection with the 2011 Building Products Restructuring Plan, we incurred costs related to termination benefits, including severance, operating lease termination costs, asset impairment charges, relocation, and other exit cost. For the year ended December 31, 2011, we incurred $8.3 million of impairment charges for real estate and other fixed assets associated with the shutdown of these plants. In addition, severance and other exit costs were approximately $2.3 million in 2011 and are included in restructuring costs in the consolidated statements of operations.

        In May 2011, in conjunction with our integration strategy for Exterior Portfolio, we simplified some redundant selling, general & administrative functions. As part of this initiative the company completed a restructuring and consolidation plan within the siding business to optimize the organizational structure, which resulted in $0.5 million of restructuring costs being incurred for the year ended December 31, 2011, which are included in the table below in the Other row. We continue to evaluate and execute plans to integrate the Exterior Portfolio acquisition into our operations.

        During the year ended December 31, 2011, we recovered $1.2 million related to the sale of manufacturing equipment associated with a prior restructuring plan to shut down a PVC manufacturing facility in Oklahoma. This recovery is included in restructuring expense in the consolidated statements of operations for the year ended December 31, 2011. This recovery is included in the tables below as income in the additions column for the Chlorovinyls Fourth Quarter 2008 Restructuring Plan Exit costs and as a reduction in the cash payments column for the periods presented.

        In May 2009, we initiated plans to consolidate plants in our window and door profiles business (included in the "Other" row in the table below), referred to below as the "2009 Window and Door Consolidation Plan." As a result we incurred restructuring costs, including fixed asset impairment charges, termination benefits and other exit costs as they were recognized. The details of the restructuring expenses incurred for the years ended December 31, 2011, 2010, and 2009 are noted in the tables below. As of December 31, 2011, there were no additional restructuring charges and we do not expect there to be any further future costs associated with this Plan.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities,

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs. For the year ended December 31, 2011, we incurred and paid $0.6 million related to the settlement of pension and postretirement benefits from our permanently shut down PVC manufacturing facility in Sarnia. As of December 31, 2011, we do not expect there to be any further costs associated with The Fourth Quarter 2008 Restructuring Plan.

        The expenses associated with the 2011 Building Products Restructuring Plan, Fourth Quarter 2008 Restructuring Plan, and the 2009 Window and Door Consolidation Plan for the years ended December 31, 2011, 2010, and 2009 for severance and other exit costs were approximately $2.1 million, $0.1 million, and $4.4 million, respectively, and are included in restructuring costs in the consolidated statements of operations. A summary of our restructuring activities recognized as a result of the 2011 Building Products Restructuring Plan, Fourth Quarter 2008 Restructuring Plan, and the 2009 Window and Door Consolidation Plan, by reportable segment for the years ended December 31, 2011, 2010, and 2009 is as follows:

(In thousands)	Balance at December 31, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	$643	$(732)	$50	$69
Exit costs	130	(1,272)	1,150	(8)	—
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(52)	(191)	(27)	898
2011 Building Products Restructuring Plan
Involuntary termination benefits	—	2,082	(29)	8	2,061
Exit costs	—	199	(199)	—	—
Other:
Involuntary termination benefits	86	521	(378)	(8)	221
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	156	—	—	(2)	154

Total	$1,648	$2,121	$(379)	$13	$3,403

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	$120	$(1,165)	$123	$108
Exit costs	1,976	(478)	(1,098)	(270)	130
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	309	(1,645)	86	1,168
Exit costs	—	55	(55)	—	—
Other:
Involuntary termination benefits	1,042	(519)	(467)	30	86
Exit costs	179	460	(639)	—	—
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	48	155	—	(47)	156

Total	$6,693	$102	$(5,069)	$(78)	$1,648

(In thousands)	Balance at December 31, 2008	Additions		Cash Payments	Foreign Exchange and Other Adjustments		Balance at December 31, 2009
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$3,246	$(3,566	) (a)	$(2,900)	$4,250		$1,030
Exit costs	4,185	3,525		(5,477)	(257	) (b)	1,976
Other	1,184	—		—	(1,184)		—
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,755	3,622		(4,548)	589		2,418
Exit costs	1	45		(46)	—		—
Other	1,967	—		—	(1,967)		—
Other
Involuntary termination benefits	523	1,262		(705)	(38)		1,042
Exit costs	1,779	(668)		(2,340)	1,408		179
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	—	171		(123)	—		48

Total	$15,640	$4,391		$(16,139)	$2,801		$6,693

a)
Includes a $4.0 million adjustment for the wind up of the Canadian post retirement health and welfare and pension plans that were previously reflected in accumulated other comprehensive income.

b)
Includes a reclassification of $0.8 million of Other Post Retirement Benefits from Exit Costs to Involuntary Benefits for the Fourth Quarter 2008 Restructuring plan in the Chlorovinyls segment.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        A summary of impairment of tangible long-lived assets incurred in connection with our restructuring activities as a result of the 2011 Building Products Restructuring Plan, Fourth Quarter 2008 Restructuring Plan, and the 2009 Window and Door Consolidation Plan, by reportable segment for the years ended December 31, 2011 and 2009 are in the table below. There were no impairment charges of tangible long-lived assets for the year ended December 31, 2010.

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2009
Chlorovinyls
Impairment of Long-Lived Assets	$—	$201
Building Products
Impairment of Long-Lived Assets	8,318	21,603

Total	$8,318	$21,804

        The total impairment of tangible long-lived assets for the years ended December 31, 2011 and 2009 is included in long-lived asset impairment charges in the consolidated statements of operations.

4. ACCOUNTS RECEIVABLE SECURITIZATION

        On March 17, 2009, we entered into an Asset Securitization agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. and Canadian trade accounts receivable on a revolving basis through a wholly-owned subsidiary to a third party (the "Securitization"). This wholly-owned subsidiary was funded through advances on sold trade receivables and collections of those trade receivables and its activities were exclusively related to the Securitization. This Securitization replaced a previous agreement pursuant to which we sold an undivided percentage ownership interest in a certain defined pool of our U.S. trade receivables on a revolving basis through a wholly-owned subsidiary to two third parties. Under the Securitization, we could sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million. As collections reduced our accounts receivable included in the pool, we could sell ownership interests in new receivables to bring the ownership interests sold up to a maximum of $175.0 million, as permitted by the Securitization. On December 22, 2009, we replaced the Securitization with a senior secured asset-based revolving credit facility (the "ABL Revolver"). As a result of the termination and replacement of our Securitization and the execution of the ABL Revolver, we repurchased $111.0 million of previously sold accounts receivable. The repurchase of these trade receivables did not result in any significant losses and the repurchased receivables have been collected.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	December 31, 2011	December 31, 2010
Raw materials	$113,813	$98,815
Work-in-progress and supplies	6,633	5,104
Finished goods	167,108	157,316

Inventories	$287,554	$261,235

6. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	December 31, 2011	December 31, 2010
Machinery and equipment	$1,425,297	$1,395,455
Land and land improvements	89,364	89,042
Buildings	203,621	201,228
Construction-in-progress	38,975	21,573

Property, plant and equipment, at cost	1,757,257	1,707,298
Accumulated depreciation	1,116,357	1,054,161

Property, plant and equipment, net	$640,900	$653,137

7. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	December 31, 2011	December 31, 2010
Advances for long-term purchase contracts	$31,154	$49,204
Investment in joint ventures	6,419	9,691
Deferred financing costs, net	18,740	21,926
Long-term assets held for sale	14,750	14,151
Long-term receivables	—	89
Other	4,538	9,017

Total other assets, net	$75,601	$104,078

        The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts. Debt issuance costs amortized as interest expense during 2011, 2010, and 2009 were $3.6 million, $4.3 million, and $9.6 million, respectively. Assets held for sale include real estate properties in the U.S. In January 2012, we sold our on-site air separation unit that is included in assets held for sale of $0.6 million as of December 31, 2011 for approximately $18 million and a gain of approximately $17 million (unaudited). This facility provides all

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. OTHER ASSETS, NET (Continued)

of the Plaquemine, La. facilities' oxygen and nitrogen gas requirements. Concurrent with the sale, we entered into a long-term supply agreement with the purchaser to supply these products.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill Impairment Charges.    We performed our annual impairment testing for goodwill and other intangible assets as of October 1. We evaluate goodwill and other intangible assets for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses in estimating fair value. Our weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan; it is possible that goodwill not currently impaired may become impaired in the future.

        We have two segments that contain reporting units with goodwill and intangible assets. The Chlorovinyls segment includes goodwill in our Compound reporting unit and the Building Products segment includes goodwill primarily in our Window and Door profiles reporting unit and our Siding reporting unit. The estimated fair value of the Compound, Window and Door Profiles and Siding reporting units exceeds the carrying value by more than ten percent.

        Based on the information above, the company determined that there were no goodwill impairments in 2011, 2010 or 2009.

        In February 2011 we acquired Exterior Portfolio which is now part of our building products segment. We have estimated the fair market value of the acquired assets and liabilities and a preliminary allocation of the net purchase price to goodwill and other intangible assets as follows: $25.5 million to customer relationships, $5.5 million to technology, $4.5 million to trade names, and the remaining $6.4 million was attributed to goodwill.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the years ended December 31, 2011 and 2010.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2009	$239,444	$152,058	$391,502
Foreign currency translation adjustment	5,822	—	5,822

Gross goodwill at December 31, 2010	245,266	152,058	397,324
Accumulated impairment losses at December 31, 2010	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2010	$189,779	$19,852	$209,631

Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Addition from acquisition	—	6,388	6,388
Foreign currency translation adjustment	(2,411)	—	(2,411)

Gross goodwill at December 31, 2011	242,855	158,446	401,301
Accumulated impairment losses at December 31, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2011	$187,368	$26,240	$213,608

        Indefinite lived intangible assets.    At December 31, 2011 and December 31, 2010 our indefinite-lived assets consisted only of trade names.

        The following table provides the detail of the changes made to indefinite lived intangible assets by reporting segment as of December 31, 2011 and December 31, 2010 and the changes to the indefinite-lived intangible assets during the year ended December 31, 2011 and 2010.

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2009	$353	$4,137	$4,490

Foreign currency translation adjustment	19	110	129

Balance at December 31, 2010	$372	$4,247	$4,619

Preliminary addition from acquisition	—	4,500	4,500
Foreign currency translation adjustment	(8)	(46)	(54)

Balance at December 31, 2011	$364	$8,701	$9,065

        Finite-lived intangible assets.    At December 31, 2011 and 2010, we also had customer relationship and technology intangible assets that relate to our building products segment, which are our only finite-lived assets As noted above, an additional $25.5 million attributable to customer relationships and $5.5 million attributable to technology relating to the Exterior Portfolio acquisition are included in the

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

December 31, 2011 building products segment balances. The following table provides the detail of finite-lived assets at December 31, 2011 and December 31, 2010.

(In thousands)	Building Products
Gross carrying amounts at December 31, 2011:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at December 31, 2011:
Customer relationships	(6,860)
Technology	(8,095)

Total	(14,955)
Foreign currency translation adjustment and other at December 31, 2011:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2011:
Customer relationships	28,378
Technology	9,272

Total	$37,650

(In thousands)	Building Products
Gross carrying amounts at December 31, 2010:
Customer relationships	$11,422
Technology	11,867

Total	23,289
Accumulated amortization at December 31, 2010:
Customer relationships	(5,199)
Technology	(6,674)

Total	(11,873)
Foreign currency translation adjustment and other at December 31, 2010:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2010:
Customer relationships	4,539
Technology	5,193

Total	$9,732

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The weighted average estimated useful life for the customer relationships is approximately 16 years. Technology has a weighted average estimated useful life of approximately 7 years. Amortization expense for the finite-lived intangible assets was $3.1 million, $1.0 million, and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total finite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

9. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

        Long-term debt consisted of the following:

(In thousands)	December 31, 2011	December 31, 2010
Senior secured ABL revolving credit facility due 2016	$—	$—
9.0% senior secured notes due 2017, net of original issuance discount	497,464	497,085
7.125% senior notes due 2013	—	8,965
9.5% senior notes due 2014, net of original issuance discount	—	13,162
10.75% senior subordinated notes due 2016, net of original issuance discount	—	41,412
Other	—	16,933

Total debt	497,464	577,557
Less current portion	—	(22,132)

Long-term debt	$497,464	$555,425

        On December 22, 2009, we refinanced our senior secured credit facility and our $175 million Securitization. At the time of the refinancing, our senior secured credit facility was comprised of a $300 million revolving credit facility and a $347.7 million Term Loan B. We replaced the senior secured credit facility and Securitization with a four-year term senior secured asset-based revolving credit agreement (the "ABL Revolver") and the issuance of $500.0 million in principal amount of our 9.0 percent senior secured notes, due 2017.

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

        The weighted average interest rate under the ABL Revolver was 4.3 percent and 5.1 percent as of December 31, 2011 and December 31, 2010, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we comply with a minimum fixed charge coverage ratio of at least 1.10 to 1.00. At December 31, 2011 and December 31,

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION (Continued)

2010 excess availability was $284.2 million and $264.8 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness including the 9.0 percent senior secured notes; amend or otherwise alter terms of certain indebtedness, including the 9.0 percent senior secured notes; engage in certain transactions with affiliates; and alter the business that we conduct.

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

        On December 31, 2011 and 2010 we had nil in outstanding principal borrowed under the ABL Revolver. At December 31, 2011 and 2010, we had outstanding letters of credit totaling $15.8 million and $20.2 million, respectively.

        Interest on the 9.0 percent senior secured notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after January 15, 2016. During any twelve-month period prior to January 15, 2014, we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0 percent senior secured notes at a redemption price of 103.0 percent of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the notes at a redemption price equal to 109.0 percent of such principal amount, plus any accrued and unpaid interest. In addition, we may redeem some or all of the notes at any time prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent senior secured notes are secured by substantially all of our assets and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        On April 4, 2011, we redeemed all of our 7.125 percent senior notes due 2013 and 9.5% senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. On October 20, 2011, we redeemed all of our 10.75 percent senior subordinated notes due 2016 at $105.375 per $100 face value of such notes, for an aggregate payment of $44.1 million, including early redemption costs. The redemption of these notes required payments on original issuance discounts and retirement premiums that are included in the $4.9 million of loss on redemption and other debt cost. On December 29, 2011 we repaid in full our other note payable for $18.0 million.

        On March 31, 2009, we commenced private exchange offers for our outstanding 7.125 percent senior notes due 2013 (the "2013 notes"), 9.5 percent senior notes due 2014 (the "2014 notes"), and 10.75 percent senior subordinated notes due 2016 (the "2016 notes" and collectively with the 2013

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION (Continued)

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

        Scheduled maturities and cash interest.    Scheduled maturities of long-term debt outstanding at December 31, 2011 are nil in 2012 - 2016 and $500.0 million thereafter. Cash payments for interest during the years ended December 31, 2011, 2010, and 2009 were $63.4 million, $45.3 million, and $69.9 million, respectively.

        Lease Financing Obligation.    At December 31, 2011 and 2010 we had a lease financing obligation of $109.9 million and $112.4 million, respectively. The change from the December 31, 2010 balance is due to the change in the Canadian dollar exchange rate for the year ended December 31, 2011. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale for generally accepted accounting principle purposes. As a result, the land, building and related accounts continue to be recognized in the consolidated balance sheets. The amount of the collateralized letter of credit was $8.0 million and $10.1 as of December 31 2011 and 2010, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION (Continued)

We are not obligated to repay the lease financing obligation amount of $109.9 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements at December 31, 2011 are $7.4 million in 2012, $7.6 million in 2013, $7.7 million in 2014, $7.9 million in 2015, $8.0 million in 2016, and $2.0 million thereafter. The change in the future minimum lease payments from the December 31, 2010 balance is due to the change in the Canadian dollar exchange rate for the year ended December 31, 2011.

10. COMMITMENTS AND CONTINGENCIES

        Leases.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2018. Future minimum payments under these non-cancelable operating leases as of December 31, 2011 are $22.1 million in 2012, $15.3 million in 2013, $12.7 million in 2014, $9.3 million in 2015, $7.2 million in 2016, and $6.6 million thereafter. Total lease expense was approximately $33.5 million, $33.8 million, and $33.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

        Letters of Credit.    As of December 31, 2011 and 2010, we had outstanding letters of credit totaling approximately $15.8 million and $20.2 million, respectively. These outstanding letters of credit directly reduced the availability under our ABL Revolver as of December 31, 2011 and 2010, respectively. These letters of credit, which typically have terms from one month to one year, primarily provide additional security for payments to real property lessors, and financial assurance to states for environmental closures, post-closure costs, and potential third party liability awards.

        Purchase Commitments.    We have long-term raw material purchase agreements with variable and fixed payment obligations through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, of which we have capitalized $31.2 million and $49.2 million as of December 31, 2011 and 2010, respectively, in the accompanying consolidated balance sheets. We amortize these advances over the lives of the applicable contracts. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are at market prices and are designed to assure a source of supply. The aggregate amount of payments made under the fixed and determinable cost component of these agreements for purchases in 2011, 2010, and 2009 was $187.1 million, $156.8 million, and $122.3 million, respectively. Additionally, in the year ended December 31, 2011 we made a significant amount of raw material purchases from one of our suppliers totaling approximately $422 million and had an account payable to this supplier of $22 million as of December 31, 2011.

        Legal Proceedings.    In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. In 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During 2007, we reached agreement with the USEPA regional office responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. The parties have executed a consent decree, which was approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things; undertake certain other environmental improvement capital projects. We estimate that the remaining cost of completing these capital projects is approximately $3 million.

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

        Some of the allegations contained in these compliance orders and notices of potential penalties may potentially be similar to the "areas of concern" raised by USEPA that are discussed above. These compliance orders and notices of potential penalties do not identify specific penalty amounts. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls and/or other relief. We have estimated our exposure arising from this matter and established a reserve based on that estimate and our belief that it is probably a liability has been incurred. We do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

        On January 18, 2012, a putative shareholder class action styled Mark James v. Georgia Gulf Corporation, et al., was filed against Georgia Gulf and the individual members of its board of directors (collectively, the "Board") in the Superior Court of DeKalb County, Georgia. The complaint generally alleges that the Board breached its fiduciary duties to Georgia Gulf shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake Chemical Corporation ("Westlake") in connection with Westlake's unsolicited proposal (the "Proposal"), refusing Westlake's request to perform certain due diligence, and adopting a shareholder rights plan (the "Rights Plan") as a defense to the Proposal. The complaint seeks, among other things, a declaration that the defendants have breached fiduciary duties owed to Georgia Gulf shareholders, injunctive relief directing the

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

defendants to consider and respond in good faith to acquisition offers that would maximize value to Georgia Gulf shareholders, an injunction against initiation of further defensive measures against acquisitions, damages, and costs and attorneys' fees associated with the action.

        On January 31, 2012, a second putative shareholder class action styled Wilbert B. Morales, Jr. v. Paul D. Carrico, et al., was filed against the Board in the Superior Court of DeKalb County, Georgia. The complaint generally alleges that the Board breached its fiduciary duties to Georgia Gulf shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake in connection with the Proposal, failing to consider all available information and alternate transactions, and adopting the Rights Plan as a defense to the Proposal. The complaint seeks, among other things, an injunction preventing the Board from breaching fiduciary duties owed to Georgia Gulf shareholders or initiating any defensive measures against the Proposal, an injunction directing the Board to rescind the Rights Plan and/or a declaration that the Rights Plan is invalid, imposition of a constructive trust, and costs and attorneys' fees associated with the action.

        On February 15, 2012, the Superior Court of DeKalb County, Georgia, entered an order consolidating the two actions. Under the order, the plaintiffs will file a consolidated amended complaint. None of the defendants are under any obligation to answer or otherwise respond to any previously filed complaints.

        We believe the claims raised in both of these lawsuits are without merit, and we intend to vigorously defend against all of the alleged claims. Therefore, the amount of loss, if any, is not probable or estimable.

        In addition, we are currently, and may in the future become, subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position, results of operations or statement of cash flows.

        Environmental Regulation.    In the first quarter of 2007, the USEPA informed us of possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act. Subsequently, we discovered possible non-compliance involving our Plaquemine, Louisiana and Pasadena, Texas facilities, which were then disclosed. We expect that all of these disclosures will be resolved in one settlement agreement with USEPA. We do not expect that any penalties will have a material effect on our financial position, results of operations, or cash flows.

        There are several serious environmental issues concerning the VCM production facility at our Lake Charles, Louisiana location we acquired from CONDEA Vista Company ("CONDEA Vista" is now Sasol North America, Inc.) in 1999 and substantial investigation of the groundwater at the site has been conducted. Groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains an extensive network of monitoring wells and recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Investigations are currently underway by federal environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility, known as the Calcasieu Estuary. It is possible that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties ("PRPs") associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. The estimated cost for investigation and remediation of the estuary is unknown and could be quite costly. Also, Superfund statutes may impose joint and several liability for the cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount, up to an aggregate one-time amount of about $2.3 million. At December 31, 2011, we had incurred an aggregate of approximately $1.6 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $2.9 million accrual in liabilities as of December 31, 2011. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        We believe that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause us to exceed our level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and it is not possible to estimate or predict the aggregate cost of compliance resulting from any such changes.

        On February 13, 2012, the United States Environmental Protection Agency issued its final rule to update emissions limits for air toxics from polyvinyl chloride and copolymers production (PVC production). The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, will be submitted to the Federal Register for publication. The rule establishes new, more stringent, emission standards for certain regulated

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

"hazardous air pollutants," including vinyl chloride monomer. The rule sets maximum achievable control technology (MACT) standards for major sources of PVC production. The final rule also establishes certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to those requirements would have three years from the effectiveness of the rule to come into compliance. The final rule was promulgated following extensive input from a variety of stakeholders, including industry participants, during the formal comment period, as well as several scheduled public hearings. The timing of the implementation of any final rule may still be affected by possible legal challenges. The timing to assert any legal challenges begins once the rule is published in the Federal Register. Although we have evaluated the potential impact of the rule when it was in its proposed form, the final rule is lengthy, and so we are still reviewing the final rule to determine what changes have been made from the proposed rule, and what the ultimate expected impact on the Company might be. Such impacts could possibly have significant compliance costs, including significant capital expenditures, and could result in operating restrictions; we are unable to estimate the range of these possible costs or capital expenditure requirements.

11. RELATED PARTY TRANSACTIONS

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

        At December 31, 2011 and 2010, our investment in joint ventures included in our chlorovinyls segment was $1.2 million and $3.6 million, respectively, which primarily represents our interest in the PHH production facility, and is included in other long-term assets.

        We own a 50 percent interest in several manufacturing joint ventures in the building products segment. We sell raw materials to these joint ventures at market prices. Sales of materials to these joint ventures for fiscal year 2011, 2010 and 2009 were $11.0 million, $11.8 million and $12.4 million, respectively. As of December 31, 2011 and 2010, our investment in these manufacturing joint ventures was $5.2 million and $6.1 million, respectively.

        At December 31, 2011 and 2010, we had $0.8 million and $1.4 million, respectively, of liabilities due to these related parties included in accounts payable. At December 31, 2011 and 2010, we had $8.9 million and $3.7 million, respectively, of receivables due from these related parties included in accounts receivable. Our equity in earnings from our joint ventures was $2.4 million, $1.9 million, and $2.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

12. STOCKHOLDERS' EQUITY

        On April 20, 2010, the Board of Directors declared a dividend distribution of one preferred share purchase right (a "2010 Right") for each share of common stock of the Company outstanding at the close of business on May 10, 2010. The 2010 Rights were issued pursuant to a Rights Agreement, dated

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

as of April 26, 2010 (the "2010 Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent. In May 2011, because the proposal to approve the 2010 Rights Agreement was not approved by the Company's stockholders, at the annual meeting of stockholders held on May 17, 2011, the 2010 Rights expired, and the 2010 Rights Agreement was terminated. As of December 31, 2011, no 2010 Rights were issued or outstanding.

        On January 16, 2012, the Board of Directors declared a dividend distribution of one preferred share purchase right (a "2012 Rights") for each share of common stock of the Company outstanding at the close of business on February 3, 2012. The 2012 Rights were issued pursuant to the terms of a Rights Agreement, dated as of January 16, 2012 (the "2012 Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent.

        Pursuant to the 2012 Rights Agreement, each outstanding share of common stock is accompanied by a 2012 Right, which, if exercisable, would entitle the holder to purchase from us 1/100th of a share of a class of the Company's preferred stock, designated Junior Participating Preferred Stock, for $120.00, subject to adjustment. The 2012 Rights will generally not become exercisable until the earlier of (1) 10 days after a public announcement by the Company that a person or group has become an Acquiring Person (as defined in the 2012 Rights Agreement), and (2) 10 business days (or a later date determined by our Board) after a person or group begins a tender or exchange offer that would result in that person or group becoming the beneficial owner of 10% or more of our common stock (the "Distribution Date"). Subject to certain conditions, if a person or group becomes an Acquiring Person, each 2012 Right will entitle its holder (other than an Acquiring Person, whose 2012 Rights would be void) to receive, upon exercise, shares of our common stock having a market value equal to two times the 2012 Right's exercise price.

        In addition, subject to certain conditions, if we are involved in a merger or certain other business combination transactions, each 2012 Right will entitle its holder (other than an Acquiring Person) to receive, upon exercise, shares of common stock of the acquiring company having a market value equal to two times the 2012 Right's exercise price. If issued, the Junior Participating Preferred Stock would be entitled, subject to the prior rights of any senior preferred stock, to a dividend equal to the greater of $1.00 or one hundred times the aggregate per share amount of all cash and non-cash dividends, other than dividends payable in common stock, declared on the common stock. The 2012 Rights may be redeemed by the Company for $0.001 per right at any time before the later of the Distribution Date and the date of the first public announcement or disclosure by the Company that a person or group has become an Acquiring Person. Unless earlier redeemed or exchanged, the 2012 Rights will expire on December 31, 2012. The Company has designated 1.0 million authorized shares of preferred stock as Junior Participating Preferred Stock.

13. STOCK-BASED COMPENSATION

        On May 17, 2011, our shareholders approved the Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). Under the 2011 Plan, we are authorized to grant various stock compensation awards for up to 1,800,000 shares of our common stock to officers, employees and non-employee directors, among others. We have entered into various types of share-based payment arrangements with participants, including restricted stock unit awards and stock option grants. We issue previously unissued shares upon the exercise of stock options and the vesting of restricted stock units. As of December 31, 2011, there were 1,685,044 shares available for future grant to participants under

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. STOCK-BASED COMPENSATION (Continued)

our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our other equity compensation plans.

        Total after-tax share-based compensation cost by type of program was as follows:

	Year ended December 31,
(In thousands)	2011	2010	2009
Restricted stock units expense	$6,433	$2,784	$16,164
Stock options expense	225	703	1,497

Before-tax share-based compensation expense	6,658	3,487	17,661
Income tax benefit	(1,755)	(943)	(6,245)

After-tax share-based compensation expense	$4,903	$2,544	$11,416

        The amount of share-based compensation cost capitalized in 2011, 2010, and 2009 was not material.

        As of December 31, 2011 we had approximately $6.3 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of operations over a weighted average recognition period of approximately two years. The total fair values of shares vested as of December 31, 2011, 2010, and 2009 were approximately $5.3 million, $7.0 million, and $13.8 million, respectively.

        Stock Options.    A summary of stock option activity under all plans during 2011 is as follows:

	Year ended December 31, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	155,693		$340.48
Exercised	(1,840)		21.25
Expired	(6,980)		422.50
Forfeited	(14,209)		743.60

Outstanding on December 31, 2011	132,664	5.6 years	$297.41	$15

Exercisable as of December 31, 2011	115,901	5.4 years	$337.37	$10
Vested or expected to vest as of December 31, 2011	132,609	5.6 years	$297.53	$15

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        There were no stock options granted during 2011 or 2010. During 2009, we granted 52,108 options with a weighted-average grant date fair value of $16.77 per share. Option prices are equal to the closing price of our common stock on the day of grant. Options vest over a one or three-year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value on December 31, 2011 and the exercise price of the shares. There were no significant options exercised during the years ended December 31, 2011, 2010, and 2009. The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$8.75 to $41.50	52,468	$22.67	7.2 years	35,705	$23.39
$90.50 to $476.00	33,083	212.42	5.5 years	33,083	212.42
$510.75 to $1,334.50	47,113	663.07	4.0 years	47,113	663.07

Total $8.75 to $1,334.50	132,664	$297.41	5.6 years	115,901	$337.37

        Stock-Based Compensation Assumptions related to Stock Options.    The fair value of stock options granted has been estimated as of the date of grant using the Black-Scholes option-pricing model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. The use of different assumptions could result in materially different valuations. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our dividend paying history and expectation of future dividend payments. There were no stock options granted during 2011 or 2010. The weighted average assumptions used in the Black-Scholes model for the grants issued in the year ended December 31, 2009:

Stock option grants Year Ended December 31,
2009
Assumptions
Risk-free interest rate	2.13%
Expected life	6.0 years
Expected volatility	101%
Expected dividend yield	—

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        Restricted Stock Units.    A summary of restricted stock units activity under all plans during 2011 is as follows:

	Year ended December 31, 2011
	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2011	909,358		$10.75
Granted	290,003		27.55
Vested and released	(399,212)		10.57
Forfeited	(7,334)		8.75

Outstanding on December 31, 2011	792,815	2.3 Years	$17.00	$15,452

Vested or expected to vest as of December 31, 2011	700,019	2.3 Years	$15.64	$13,643

        During 2011, 2010, and 2009, we granted 290,003, 154,048, and 2,274,745 restricted stock units, respectively, to certain key employees and non-employee directors. The restricted stock units normally vest over a one or three-year period. The weighted average grant date fair value per share of restricted stock units granted during 2011, 2010, and 2009, was $27.55, $16.37, and $8.75, respectively, which is based on the stock price as of the date of grant or, in the case of the performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2011, 2010, and 2009 was $8.1 million, $5.6 million, and $20.1 million, respectively. Restricted stock surrendered in satisfaction of required minimum tax withholding obligations was 126,934, 128,654, and 396,906 shares during 2011, 2010, and 2009, respectively.

        In May 2011, we granted PRSUs, which are a form of restricted stock unit in which the number of shares ultimately earned depends on our stock price performance measured against specified performance targets. Following each vesting period, the number of PRSUs subject to award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on predetermined performance metrics related to our stock price for the respective period. The PRSUs are included with all restricted stock units in all calculations. In 2009 we granted restricted stock units in connection with the company's debt exchange completed on July 29, 2009. One-half of the restricted stock units granted to officers and non-officer employees on July 27, 2009 vested on December 22, 2009, due to the company achieving certain pre-established performance targets.

        Stock-Based Compensation Assumptions related to PRSUs.    The fair value of PRSUs granted has been estimated as of the date of grant using the Monte Carlo simulation model. The use of a valuation model requires us to make certain assumptions with respect to selected model inputs. The use of different assumptions could result in materially different valuations. We use the average of the high and low of the implied and historical volatility for our stock and the expected life of the awards is based on vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our dividend paying history and

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. STOCK-BASED COMPENSATION (Continued)

expectation of future dividend payments. The weighted average assumptions used in the Monte Carlo simulation model are as follows:

PRSU grants Year Ended December 31,
2011
Assumptions
Risk-free interest rate	0.95%
Expected life	3.0 years
Expected volatility	45%
Expected dividend yield	—

        Nonvested shares.    A summary of the status of the nonvested share activity under all plans during 2011 is as follows:

	Year ended December 31, 2011
	Shares	Weighted Average Grant Date Fair Value
Nonvested on January 1, 2011	953,654	$11.31
Granted	290,003	$27.55
Vested	(437,613)	$12.05
Forfeited and expired	(7,334)	$8.75

Nonvested on December 31, 2011	798,710	$16.81

14. EMPLOYEE RETIREMENT PLANS

        We have certain employee retirement plans that cover substantially all of our employees. The expense (credit) incurred for these plans was approximately an expense of $8.0 million, an expense of $2.3 million, and a credit of $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These plans are discussed below.

        Most employees are covered by defined contribution plans under which we made contributions to individual employee accounts. We had expense related to our U.S defined contribution plan of approximately $3.7 million, $1.3 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also had an expense related to our Canadian defined contribution plan of approximately $2.1 million, for the year ended December 31, 2011. On June 12, 2009, the Company announced to its employees that it would discontinue the Company matching contribution feature of the 401(k) Plan effective with the first payroll period having a disbursement date after July 31, 2009. During July 2010, the Company announced it was reinstating the company match for the U.S. and Canadian retirement savings plans.

        Most of our U.S. employees are covered by a defined benefit cash balance pension plan. Employees who worked at our now-closed manufacturing facility in Sarnia, Ontario were previously covered by a postretirement health care plan. The plan was terminated in 2009, and fully settled during 2011.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. EMPLOYEE RETIREMENT PLANS (Continued)

        In December 2008, we announced that we would close our manufacturing facility in Sarnia, Ontario. As a result, we wound up the defined benefit pension plan during 2009, and terminated the postretirement health care plan, which covered employees who worked at this facility. Due to the wind up of the pension plan, special termination retirement benefits were available to certain employees who are covered by this plan. Curtailment gains recognized in 2009 relating to the closing of the facility totaled $1.4 million as a result of the remaining employees being released and completion of the decommissioning of the plant. During February 2011, we made a contribution of $0.8 million to the pension plan in order to fully fund all remaining deficits and allow benefits to be settled. All of these pension benefit obligations were fully settled in early 2011. All future benefit obligations in the postretirement health care plan were fully settled as of December 31, 2009. The Company recognized benefit income for this plan of $2.5 million for the year ended December 31, 2009, which included a curtailment gain of $0.8 million and a settlement gain of $1.7 million. Also in 2009, we made a cash payout offer to the remaining participants in the postretirement health care plan, which each accepted, thus completing the wind up of the plan.

        In February 2009, upon approval by the Compensation Committee of the Board of Directors, we announced that we were freezing the benefits for the Georgia Gulf Corporation Retirement Plan (the "Plan") as of March 31, 2009. No future benefits accrued under this plan after March 31, 2009. As a result, we recognized a curtailment gain of $4.3 million in fiscal 2009 due to accelerated recognition of prior service credits. In addition, as a result of freezing the Plan on March 31, 2009, we changed the amortization method for gains and losses from the average expected future service period for active plan participants to the average expected future lifetime for all plan participants. This change in amortization method is reflected in net periodic benefit costs after March 31, 2009 including fiscal year 2010 and 2011.

        Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	Pension Benefits
(In thousands)	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of year	$143,133	$133,229
Interest cost	7,397	7,747
Actuarial loss	10,226	6,378
Foreign currency exchange rate changes	58	390
Gross benefits paid	(13,524)	(4,721)
Plan amendments	—	110

Benefit obligation, end of year	$147,290	$143,133

Accumulated benefit obligation, end of year	$147,290	$143,133

        The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2011 and 2010, respectively, and based on employee service and compensation prior to the applicable date. The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2011 and 2010 because no future benefits are accruing under the pension plans.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. EMPLOYEE RETIREMENT PLANS (Continued)

        Plan Assets.    The summary and reconciliation of the beginning and ending balances of the fair value of the plans' assets were as follows:

(In thousands)	2011	2010
Change in Plan Assets
Fair value of plan assets, beginning of year	$122,509	$115,613
Actual return on plan assets	(2,401)	9,704
Foreign currency exchange rate changes	60	397
Employer contribution	1,094	1,516
Gross benefits paid	(13,524)	(4,721)

Fair value of plan assets, end of year	$107,738	$122,509

        The Plan classifies its investments based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy a summary of the Plan's investments measured at fair value and the target and current allocation.

Asset Category	Target Allocation 2012	Percentage of Plan Assets, December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands, except percentages)
Short-term investment fund		1%	$1,547	$—	$1,547	$—
US Equity securities:
Consumer Discretionary Sector			2,921	2,921	—	—
Consumer Staples Sector			4,475	4,475	—	—
Energy Sector			1,638	1,638	—	—
Health Care Sector			3,276	3,276	—	—
Industrials Sector			1,471	1,471	—	—
Information Technology Sector			4,258	4,258	—	—
Capital appreciation mutual fund			5,502	5,502	—	—
SMALL cap growth mutual fund			6,456	6,456	—	—
Pooled equity fund			17,308	—	—	17,308
Other			476	476	—	—
Total US Equity securities:	43%	45%	47,781	30,473	—	17,308
International equity securities:
EUROPACIFIC GROWTH fund			20,955	20,955	—	—
Consumer Staples Sector			258	258	—	—
Information Technology Sector			1	1	—	—
Total International equity securities	20%	20%	21,214	21,214	—	—
Fixed income securities:
Pimco Total Return INSTL			25,184	25,184	—	—
Financial Services Sector			64		64	—
Total Fixed income securities:	20%	23%	25,248	25,184	64	—
Long-biased hedge fund	10%	10%	10,359	—	—	10,359
Real Estate Partnership	3%	1%	1,447	—	—	1,447
Other Securities			142	142	—	—
Emerging Markets	5%

Total	100%	100%	$107,738	$77,013	$1,611	$29,114

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. EMPLOYEE RETIREMENT PLANS (Continued)

Asset Category	Target Allocation 2011	Percentage of Plan Assets, December 31, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands, except percentages)
Short-term investment funds		3%	$3,715	$—	$3,715	$—
U.S. equity securities:
Consumer Discretionary Sector			6,739	6,739	—	—
Consumer Staples Sector			6,291	6,291	—	—
Energy Sector			4,707	4,707	—	—
Financial Sector			4,458	4,361	97	—
Health Care Sector			4,657	4,657	—	—
Industrials Sector			4,464	4,464	—	—
Information Technology Sector			5,813	5,813	—	—
Capital appreciation mutual fund			3,700	3,700	—	—
Small cap growth mutual fund			5,469	5,469	—	—
Other			1,337	1,337
Total U.S. equity securities	43%	39%	47,635	47,538	97	—
International equity securities:
EUROPACIFIC GROWTH fund			24,249	24,249	—	—
Pooled Segregated Fund			8,149	—	8,149	—
Other			1,374	1,374	—	—
Total International equity securities	20%	28%	33,772	25,623	8,149	—
Fixed income securities:
Financial Services Sector			64	—	64	—
Pimco Total Return INSTL			25,256	25,256	—	—
Total Fixed Income Securities	20%	21%	25,320	25,256	64	—
Long-biased hedge fund	10%	8%	10,184	—	—	10,184
Real estate partnership	3%	1%	1,738	—	—	1,738
Other securities			145	145	—	—
Emerging Markets	5%

Total	100%	100%	$122,509	$98,562	$12,025	$11,922

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. EMPLOYEE RETIREMENT PLANS (Continued)

        Funded Status.    The following table shows the funded status of the plans reconciled to the amounts reported on the balance sheets:

	Pension Benefits December 31,
(In thousands)	2011	2010
Funded status, end of year:
Fair value of plan assets	$107,738	$122,509
Benefit obligations	147,290	143,133

Unfunded status	(39,552)	(20,624)

Amount recognized, end of year	$(39,552)	$(20,624)

Amounts recognized in the balance sheets consist of:
Current liability	$(419)	$(1,274)
Noncurrent liability	(39,133)	(19,350)

Amount recognized, end of year	$(39,552)	$(20,624)

Gross amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$64,095	$43,461
Prior service cost	103	106

Amount recognized, end of year	$64,198	$43,567

        Changes in Other Comprehensive Income.    The following table summarizes the changes in plan assets and benefit obligations which were recognized in other comprehensive income:

	Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Pension December 31,
(In thousands)	2011	2010
End of year:
Current year actuarial loss	$22,172	$6,495
Amortization of actuarial loss	(1,539)	(794)
Current year prior service cost	—	110
Amortization of prior service cost	(4)	(4)

Total recognized in other comprehensive income (loss)	$20,629	$5,807

Total recognized in net periodic benefit cost and other comprehensive income	$20,023	$4,498

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. EMPLOYEE RETIREMENT PLANS (Continued)

        The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $1.7 million consisting of:

(In thousands)	Pension
Actuarial loss	$1,682
Prior service cost	4

Total	$1,686

        Net Periodic Benefit (Income) Cost.    The amount of net periodic benefit (income) cost recognized includes the following components:

	Pension Benefit Year Ended December 31,
(In thousands)	2011	2010	2009
Components of net periodic benefit (income) cost
Service cost	$—	$—	$1,231
Interest cost	7,397	7,747	7,803
Expected return on assets	(9,548)	(9,854)	(8,135)
Amortization of:
Prior service cost (credit)	4	4	(129)
Actuarial loss	1,539	794	1,524
Curtailment gain	—	—	(5,690)

Total net periodic benefit (income) cost	$(608)	$(1,309)	$(3,396)

        Assumptions.    The major assumption used to determine benefit obligations for our pension plans is a weighted average discount rate, which was 5.00 percent at December 31, 2011 and 5.48 percent at December 31, 2010. Due to the pension plans being frozen in February 2009, a rate of compensation increase is no longer an applicable assumption in determining benefit obligations for our pension plans.

        The major assumptions used to determine net periodic benefit (income) cost for pension plans are presented as weighted-averages:

	Year Ended December 31,
	2011	2010	2009
Discount rate	5.48%	6.00%	6.67%
Expected long-term rate of return on plan assets	8.49%	8.66%	8.67%
Rate of compensation increase	N/A	N/A	4.51%

        The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Projected rates of return for each of the plans' projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for historical and expected experience of active portfolio

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. EMPLOYEE RETIREMENT PLANS (Continued)

management results compared to the benchmark returns and for the effect of expenses paid from plan assets.

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

        Employer contributions include direct benefits paid under all pension plans of $0.4 million from employer assets in 2011, 2010 and 2009, respectively. We previously sponsored a post-retirement benefit program for certain Canadian employees which was terminated and fully settled during 2009. There were no benefit obligations for the post-retirement benefit program as of December 31, 2011 or 2010. Benefit costs (income) related to our other post-retirement program were income of $2.5 million in 2009. There were no benefit costs incurred in this program in 2010 or 2011.

        Expected Cash Flows.    We expect to make contributions of $0.8 million to our pension plans during 2012. Included in the expected contributions are expected direct benefit payments for 2012 of approximately $0.4 million for all pension plans. Expected benefit payments for all pension plans are as follows:

(In thousands)	Pension Benefits
Expected benefit payments
2012	$5,617
2013	$6,219
2014	$6,826
2015	$7,437
2016	$8,017
2017-2021	$47,552

15. INCOME TAXES

        For the years ended December 31, 2011, 2010 and 2009, income before taxes consists of the following:

	Year Ended December 31,
(In thousands)	2011	2010	2009
U.S. operations	$48,855	$32,381	$253,795
Foreign operations	4,685	11,576	(28,244)

Total	$53,540	$43,957	$225,551

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

        (Benefit from) provision for income taxes consist of the following:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Current income taxes:
Federal	$17,200	$9,793	$(22,177)
State	1,657	1,587	1,721
Foreign	(19,312)	(8,182)	(1,267)

Total current	(455)	3,198	(21,723)

Deferred income taxes:
Federal	(3,540)	(1,838)	103,770
State	(172)	(81)	12,445
Foreign	(50)	—	—

Total deferred	(3,762)	(1,919)	116,215

(Benefit from) provision for income taxes	$(4,217)	$1,279	$94,492

        Income tax expense attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to income before income taxes as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.3	1.8	3.6
Difference between U.S. and foreign tax rates	0.4	(2.3)	1.7
Tax credits	—	—	(3.6)
Domestic manufacturing deduction	(3.3)	(2.2)	—
Non-deductible compensation	0.6	0.5	0.6
Percentage depletion	(1.5)	(1.9)	(0.3)
Debt restructuring activities	—	1.6	0.8
Change in valuation allowance	0.9	(13.4)	3.2
Net change in unrecognized tax benefits	(39.6)	(17.3)	0.3
Other, net	(2.7)	1.1	0.6

Effective income tax rate	(7.9)%	2.9%	41.9%

        Net cash payments (refunds) for income taxes during 2011, 2010 and 2009 were $18.6 million, ($16.0 million) and $10.0 million, respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

        Our net deferred tax liability consisted of the following major items:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Receivables	$1,416	$2,434
Inventories	4,051	3,895
Net operating loss carryforwards	11,596	19,312
Employee compensation	7,762	7,714
Accrued liabilities	3,986	2,671
Tax credits	24,548	22,987
Spare parts inventories	76	78
Environmental	2,254	1,492
Property, plant and equipment—foreign	80,707	70,854
Pension	15,872	7,855
Federal benefit of state unrecognized tax benefits	1,281	1,665
Valuation allowance	(101,267)	(97,512)

Total deferred tax assets	52,282	43,445
Deferred tax liability:
Property, plant and equipment—domestic	(113,767)	(112,380)
Intangible assets	(32,610)	(34,825)
Other	(3,066)	(3,082)
Debt restructuring	(50,338)	(49,947)
Foreign currency gain	(15,207)	(17,672)

Total deferred tax liability	(214,988)	(217,906)

Net deferred tax liability	$(162,706)	$(174,461)

        As of December 31, 2011, we had U.S. State and Foreign net operating loss carryforwards ("NOLs"). Our Foreign NOLs relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2011, and the years in which they will expire, are as follows (in thousands):

Jurisdiction	NOL amount	Year of expiration
U.S. state	$4,799	2012-2031
Canada federal	$54,875	2027-2029
Canada provincial	$32,744	2028-2029

        As a result of the debt exchange completed in July 2009, we experienced a change in control as defined by the Internal Revenue Code. Because of this change in control, we will be unable to realize some of the benefit from the U.S. federal net operating losses arising before the acquisition of Royal Group. Therefore, we no longer carry those net operating losses as a deferred tax asset. This change in control will also limit our ability to deduct certain expenses in the future and we have recorded deferred tax liabilities to reflect this. The debt exchange may also limit our ability to realize the benefit of previously accrued state net operating losses, and we have recorded a valuation allowance to offset

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

that tax benefit. In addition, in 2009 we recorded a $7.3 million valuation allowance on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies available to us in making this assessment. In 2011, the Company's Canadian operations generated book income of approximately $4.7 million. Our valuation allowance increased from $97.5 million to $101.3 million predominantly because of foreign exchange differences and the increase in the valuation allowance attributable to certain Canadian deferred tax assets. We evaluate the recoverability of deferred tax assets and the provisions for valuation allowance periodically based on our projections of future taxable earnings, timing of the reversal of future taxable temporary differences (including the impact of available carryback and carryforward periods) and tax planning strategies available to us to determine the timing and extent we will release our valuation allowance against our net deferred tax assets in Canada in the future. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets.

        Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2011 will result in an income tax benefit if realized in a future year of $101.3 million.

        As of December 31, 2011, we had U.S. state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows (in thousands):

Jurisdiction	Tax credit carryover amount	Year of expiration
U.S. state tax credits	$15,802	indefinite
Foreign tax credits	8,746	2018-2030

        The foreign tax credit includes approximately $4.8 million of foreign income tax credits that were recorded as a result of our acquisition of Royal Group. The balance of the foreign tax credits was earned during the period from the acquisition date of Royal Group through December 31, 2011.

        We are not permanently reinvested with respect to earnings of our foreign subsidiaries. Accordingly, we record a deferred tax liability with respect to the tax effect of repatriating the earnings of our foreign subsidiaries. As a result of losses with respect to our foreign jurisdictions, we did not record any additional deferred tax liability with respect to the accumulated losses of our foreign subsidiaries.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

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

        As of December 31, 2011, and 2010, our liability for unrecognized income tax benefits was approximately $28.9 million and $53.3 million, respectively. Of these amounts, as of December 31, 2011 and 2010, approximately $13.0 million and $23.7 million, respectively, relates to accrued interest and penalties. If recognized, all of this amount would affect our effective tax rate. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $1.5 million, $1.5 million and $1.5 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. During 2012, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is about $7.2 million.

        The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States Federal	2006-2011
Canada	2006-2011
Various States	2007-2011

        A reconciliation of the liability for unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 follows:

(In thousands)	2011	2010	2009
Balance as of beginning of the year	$53,315	$58,458	$50,732
Additions for current year tax positions	210	3,329	5,022
Additions for prior year tax positions (including interest & penalties of $1,533, $1,522, and $3,301 for the years ended December 31, 2011, 2010 and 2009, respectively)	1,533	1,626	3,301
Reductions for prior year tax positions	(19,345)	(7,715)	(416)
Settlements	(2,095)	(1,303)	(1,607)
Reductions related to expirations of statute of limitations	(3,675)	(3,215)	(6,323)
Foreign currency translation	(1,059)	2,135	7,749

Balance as of the end of the year	$28,884	$53,315	$58,458

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

        We are under examination by the Internal Revenue Service for the years ended December 31, 2006 and 2007. The results of the IRS examination cannot presently be determined. In addition, we have accrued a reserve for non-income tax contingencies of $3.5 million and $8.0 million at December 31, 2011 and 2010, respectively. The decrease in the reserve is related primarily to the settlement of a Canadian issue and the lapsing of the statute of limitations and a reduction in accrued interest related to these matters. We accrue for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. The non-income tax contingency reserve is adjusted for, among other things, changes in facts and circumstances, receipt of tax assessments, expiration of statutes of limitations, interest and settlements and additional uncertainties.

16. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

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

        Commodity Price Risk Management.    The availability and price of our commodities are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may or may not enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any commodity derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income, net of applicable income taxes and any

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contracts was a $0.7 million current liability and a $0.4 million current asset at December 31, 2011 and 2010, respectively.

        Interest Rate Risk Management.    From time to time, we maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designated all our interest rate derivatives as cash flow hedges. At December 31, 2011 and 2010, we had no interest rate swaps. Our interest rate swap hedge expired in November 2009. The effective portion of the mark-to-market effects of our cash flow hedge instruments was recorded to accumulate other comprehensive income ("AOCI") until the underlying interest payments were realized. The unrealized amounts in AOCI fluctuated based on changes in the fair value of open contracts at the end of each reporting period. During 2009, the impact on the consolidated financial statements due to interest rate hedge ineffectiveness was immaterial.

        Foreign Currency Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options, and cross-currency swaps to hedge various currency exposures or create desired exposures. At December 31, 2011 and 2010, we had no assets or liabilities related to forward contracts, options and cross-currency swaps to buy, sell, or exchange foreign currencies.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and commodity forward purchase contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair value of our 9.0 percent senior secured notes is based on quoted market values. At December 31, 2010, the fair values of our 7.125 percent senior notes, our 9.5 percent senior notes, and our 10.75 percent senior subordinated notes were determined with level 2 inputs due to a significant decline in trading activity for these specific financial instruments in 2010. The fair values of these notes at December 31, 2010 are based on a weighted average of trading activity before and after December 31, 2010. Our natural gas forward purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments.

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

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The fair value of the level 2 investment in our employee retirement plans includes: (a) short-term investment funds through which we have contracted for short-term rates of return and (b) investment funds that invest in other funds for which the value is based on the underlying individual funds. The fair value of the level 3 investment in our employee retirement plans is valued primarily based on trade information from multiple fund portfolios. Regarding these level 3 investments our balance as of December 31, 2010 was $11.9 million and during the year, our purchases were $18.8 million and our net unrealized/realized losses were $1.6 million. As of December 31, 2011, our ending balance in these investments was $29.1 million.

        Our restructuring impairment charges in the year ended December 31, 2011 and 2009 were determined by Level 3 inputs, primarily consisting of third party appraisals and assuming the assets would be liquidated or subsequently terminated.

        The following is a summary of the carrying amount and estimated fair values of our fixed-rate long-term debt and natural gas forward purchase contracts as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$497,463	$525,315	$497,085	$538,750
Level 2
Long-term debt:
7.125% senior notes due 2013	—	—	8,965	8,885
9.5% senior notes due 2014	—	—	13,162	13,235
10.75% senior subordinated notes due 2016	—	—	41,412	43,644
Derivative instruments:
Natural gas forward purchase contracts liability (asset)	721	721	(425)	(425)

18. SEGMENT INFORMATION

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products currently consisting of siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Group brand names, and are managed within the building products segment. The aromatics segment is also integrated and includes the product cumene and the co-products phenol and acetone.

        Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes. Transactions between operating segments

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. SEGMENT INFORMATION (Continued)

are valued at market based prices. The revenues generated by these transfers are provided in the following table.

        Identifiable assets consist of property, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables and data processing equipment. The accounting policies of the reportable segments are the same as those described in the "Summary of Significant Accounting Policies".

Segments

(In thousands)	Chlorovinyls	Aromatics	Building Products	Unallocated and Other		Total
Year Ended December 31, 2011:
Net sales	$1,318,678	$1,020,307	$883,899	$—		$3,222,884
Intersegment revenues	235,683	—	3	(235,686)		—

Total net sales	1,554,361	1,020,307	883,902	(235,686)		3,222,884
Long-lived asset impairment charges	—	—	8,318	—		8,318
Restructuring costs	521	—	2,750	—		3,271
(Gain) loss on sale of asset	(1,150)	—	—	—		(1,150)
Operating income	143,304	10,370	7,500	(36,575	) (1)	124,599
Depreciation and amortization	56,014	1,483	39,658	4,367		101,522
Capital expenditures	37,059	1,637	23,843	3,843		66,382
Total assets	874,646	121,331	606,442	41,792		1,644,211
Year Ended December 31, 2010:
Net sales	$1,224,724	$799,676	$793,639	$—		$2,818,040
Intersegment revenues	245,977	—	140	(246,117)		—

Total net sales	1,470,701	799,676	793,779	(246,117)		2,818,040
Restructuring costs	(340)	—	442	—		102
Operating income	114,297	23,335	14,554	(37,917	) (1)	114,269
Depreciation and amortization	59,524	1,405	33,695	5,067		99,691
Capital expenditures	22,810	2,641	20,263	—		45,714
Total assets	953,756	140,941	554,016	16,988		1,665,701
Year Ended December 31, 2009:
Net sales	$940,639	$321,305	$728,147	$—		$1,990,091
Intersegment revenues	198,996	—	1,509	(200,505)		—

Total net sales	1,139,635	321,305	729,656	(200,505)		1,990,091
Long-lived asset impairment charges	201	—	21,603	—		21,804
Restructuring costs	(19)	—	4,409	2,468		6,858
Loss on sale of assets	—	—	62	—		62
Operating income (loss)	79,469	16,884	(26,713)	(70,208	) (2)	(568)
Depreciation and amortization	60,362	4,297	37,846	15,185		117,690
Capital expenditures	21,553	188	8,343	—		30,084
Total assets	895,375	78,201	537,515	93,549		1,604,640

(1)
Includes shared services, administrative and legal expenses.

(2)
Includes shared services, administrative and legal expenses, along with the cost of our receivable securitization program.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. SEGMENT INFORMATION (Continued)

Sales by Product Line

        The table below summarizes sales by product. Our Electrovinyls products are primarily comprised of chlorine/ caustic soda, VCM and vinyl resins. Our compound products are comprised of vinyl compounds, compound additives and plasticizers. Our outdoor building products are comprised of siding, pipe and pipe fittings, deck, fence, and rail.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Chlorovinyls
Electrovinyl products	$888,312	$839,037	$622,786
Compound products	430,366	385,687	317,853

Total	1,318,678	1,224,724	940,639

Aromatics
Cumene products	603,830	520,493	201,288
Phenol/acetone products	416,477	279,183	120,017

Total	1,020,307	799,676	321,305

Building Products
Window & Door Profiles and Moulding products	331,039	347,998	323,696
Outdoor Building products	552,860	445,641	404,451

Total	883,899	793,639	728,147

Total net sales	$3,222,884	$2,818,040	$1,990,091

Geographic Areas

        Sales are attributable to geographic areas based on customer location and are as follows for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net sales:
United States	$2,450,365	$2,032,787	$1,286,991
Non-U.S.	772,519	785,253	703,100

Total	$3,222,884	$2,818,040	$1,990,091

        Export sales were approximately 24%, 28%, and 35% of our sales for the years ended December 31, 2011, 2010 and 2009, respectively. Based on destination, the principal international markets we serve are Canada, Mexico, Europe, and Asia. Net sales to Canada in 2011 were 17% of net sales as compared to 20% and 23% percent of net sales in 2010 and 2009 respectively.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. SEGMENT INFORMATION (Continued)

        Long-lived assets are attributable to geographic areas based on asset location. Long-lived assets by geographic area as of December 31, 2011 and 2010 are as follows.

	December 31,
(In thousands)	2011	2010
Long-lived assets:
United States	$423,600	$413,365
Non-U.S.	217,300	239,772

Total	$640,900	$653,137

        Net assets (liabilities) are attributable to geographic areas based on the location of the legal entity. Net assets (liabilities) by geographic locations as of December 31, 2011 and 2010 are as follows:

	December 31,
(In thousands)	2011	2010
Net assets (liabilities):
United States	$586,900	$569,300
Non-U.S.	(98,236)	(124,708)

Total	$488,664	$444,592

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table sets forth certain quarterly financial data for the periods indicated:

(In thousands, except per share data *)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$787,936	$831,711	$929,636	$673,601
Gross margin	75,708	82,986	97,828	46,737
Operating income (loss)	36,641	35,510	54,415	(1,967)
Net income (loss)	12,128	14,588	34,358	(3,317)
Earnings (loss) per share:
Basic	$0.35	$0.42	$0.99	$(0.10)
Diluted	$0.35	$0.42	$0.99	$(0.10)
2010
Net sales	$631,450	$735,706	$758,042	$692,842
Gross margin	27,079	75,292	96,804	75,591
Operating (loss) income	(10,474)	37,894	53,226	33,624
Net (loss) income	(19,031)	21,689	24,958	15,062
(Loss) earnings per share:
Basic	$(0.56)	$0.62	$0.72	$0.43
Diluted	$(0.56)	$0.62	$0.72	$0.43

*
Totaling quarterly data for 2011 and 2010 may differ from the annual audited consolidated income statements due to rounding.

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL GUARANTOR INFORMATION

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

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2011

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$43,374	$45,201	$—	$88,575
Receivables, net	—	776,859	62,469	(582,579)	256,749
Inventories	—	207,854	79,700	—	287,554
Prepaid expenses	146	9,391	3,193	—	12,730
Income tax receivable	—	2,873	147	—	3,020
Deferred income taxes	—	14,769	220	—	14,989

Total current assets	146	1,055,120	190,930	(582,579)	663,617
Property, plant and equipment, net	1,292	422,302	217,306	—	640,900
Long term receivables—affiliates	447,661	—	—	(447,661)	—
Goodwill	—	103,959	109,649	—	213,608
Intangibles, net	—	44,284	2,431	—	46,715
Deferred income taxes	—	—	3,770	—	3,770
Other assets	15,646	51,296	8,659	—	75,601
Investment in subsidiaries	1,226,725	—	—	(1,226,725)	—

Total assets	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

Liabilities and Stockholders' Equity
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	572,600	148,573	20,193	(573,179)	168,187
Interest payable	20,930	—	1	—	20,931
Income taxes payable	(1,213)	1,213	1,202	—	1,202
Accrued compensation	—	11,572	8,171	—	19,743
Liability for unrecognized income tax benefits and other tax reserves	—	598	—	—	598
Other accrued liabilites	419	43,093	24,715	—	68,227

Total current liabilities	592,736	205,049	54,282	(573,179)	278,888
Long-term debt	497,464	—	—	—	497,464
Lease financing obligation	—	—	109,899	—	109,899
Long-term payables—affiliates	—	—	457,061	(457,061)	—
Liability for unrecognized income tax benefits	—	7,126	16,585	—	23,711
Deferred income taxes	16,054	165,411	—	—	181,465
Other non-current liabilities	96,552	63,734	2,071	(98,237)	64,120

Total liabilities	1,202,806	441,320	639,898	(1,128,477)	1,155,547

Total stockholders' equity (deficit)	488,664	1,235,641	(107,153)	(1,128,488)	488,664

Total liabilities and stockholders' equity	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2010

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$93,681	$29,077	$—	$122,758
Receivables, net	72	580,625	66,537	(379,572)	267,662
Inventories	—	174,231	87,004	—	261,235
Prepaid expenses	147	12,712	3,747	—	16,606
Income tax receivable	—	844	55	—	899
Deferred income taxes	—	7,266	—	—	7,266

Total current assets	219	869,359	186,420	(379,572)	676,426
Property, plant and equipment, net	228	413,137	239,772	—	653,137
Long term receivables—affiliates	457,500	—	—	(457,500)	—
Goodwill	—	97,572	112,059	—	209,631
Intangible assets, net	—	11,875	2,476	—	14,351
Deferred income taxes	—	—	8,078	—	8,078
Other assets	18,572	61,265	10,090	—	89,927
Non-current assets held for sale	—	14,151	—	—	14,151
Investment in subsidiaries	1,081,369	—	—	(1,081,369)	—

Total assets	$1,557,888	$1,467,359	$558,895	$(1,918,441)	$1,665,701

Current portion of long-term debt	$22,128	$4	$—	$—	$22,132
Accounts payable	375,604	112,422	24,185	(379,572)	132,639
Interest payable	22,528	—	30	—	22,558
Income taxes payable	—	1,683	1,227	—	2,910
Accrued compensation	—	23,863	14,519	—	38,382
Liability for unrecognized income tax benefits and other tax reserves	—	2,897	5,925	—	8,822
Other accrued liabilities	419	23,162	24,955	—	48,536

Total current liabilities	420,679	164,031	70,841	(379,572)	275,979
Long-term debt	555,425	—	—	—	555,425
Lease financing obligation	—	—	112,385	—	112,385
Long-term payables—affiliates	—	—	457,500	(457,500)	—
Liability for unrecognized income tax benefits	—	6,919	39,965	—	46,884
Deferred income taxes	19,144	170,661	—	—	189,805
Other non-current liabilities	118,048	44,379	2,913	(124,709)	40,631

Total liabilities	1,113,296	385,990	683,604	(961,781)	1,221,109

Total stockholders' equity (deficit)	444,592	1,081,369	(124,709)	(956,660)	444,592

Total liabilities and stockholders' equity	$1,557,888	$1,467,359	$558,895	$(1,918,441)	$1,665,701

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Year Ended December 31, 2011

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,747,075	$649,708	$(173,899)	$3,222,884
Operating costs and expenses:
Cost of sales	—	2,540,607	552,917	(173,899)	2,919,625
Selling, general and administrative expenses	32,000	73,652	62,569	—	168,221
Long-lived asset impairment charges	—	3,445	4,873	—	8,318
Restructuring cost	—	686	2,585	—	3,271
(Gain) on sale of assets	—	(1,150)	—	—	(1,150)

Total operating costs and expenses	32,000	2,617,240	622,944	(173,899)	3,098,285

Operating (loss) income	(32,000)	129,835	26,764	—	124,599

Other (expense) income
Interest (expense) income, net	(77,126)	35,823	(24,062)	—	(65,365)
Foreign exchange (loss) gain	(23)	75	(838)	—	(786)
Loss on redemption and other debt costs	(4,908)	—	—	—	(4,908)
Equity in income of subsidiaries	180,797	(416)	—	(180,381)	—

Income before income taxes	66,740	165,317	1,864	(180,381)	53,540

Provision (benefit) for income taxes	8,983	6,163	(19,363)	—	(4,217)

Net income	$57,757	$159,154	$21,227	$(180,381)	$57,757

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

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

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations Information
Year Ended December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$15,632	$1,598,653	$522,231	$(146,425)	$1,990,091
Operating costs and expenses:
Cost of sales	—	1,459,803	448,256	(129,061)	1,778,998
Selling, general and administrative expenses	52,228	82,328	65,745	(17,364)	182,937
Long-lived asset impairment charges	—	12,204	9,600	—	21,804
Restructuring costs	2,468	1,261	3,129		6,858
Losses (gains) on sale of assets	—	—	62	—	62

Total operating costs and expenses	54,696	1,555,596	526,792	(146,425)	1,990,659

Operating (loss) income	(39,064)	43,057	(4,561)	—	(568)
Other (expense) income:
Interest expense, net	(135,226)	29,905	(25,198)	—	(130,519)
Loss on redemption and other debt costs	(28,816)	—	(13,981)	—	(42,797)
Gain on debt exchange	400,835				400,835
Foreign exchange gain (loss)	44	49	(1,493)	—	(1,400)
Equity in income of subsidiaries	16,235	(19,683)	—	3,448	—

Income (loss) from continuing operations before income taxes	214,008	53,328	(45,233)	3,448	225,551
Provision (benefit) for income taxes	82,949	12,810	(1,267)	—	94,492

Net income (loss)	$131,059	$40,518	$(43,966)	$3,448	$131,059

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2011

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$158,297	$1,736	$27,416	$—	$187,449

Investing activities:
Capital expenditures	(1,193)	(53,953)	(11,236)	—	(66,382)
Proceeds from sale of assets	—	1,218	25	—	1,243
Acquisitions, net of cash acquired	—	(71,371)	—	—	(71,371)

Net cash used in investing activities	(1,193)	(124,106)	(11,211)	—	(136,510)
Financing activities:
Long-term debt payment	(85,053)	(4)	—	—	(85,057)
Fees paid to amend or issue debt facilities and equity	(1,394)	—	(617)	—	(2,011)
Intercompany financing to fund acquisition	(72,067)	72,067	—	—	—
Tax benefits from employee share-based exercises	1,371	—	—	—	1,371
Stock compensation plan activity	39	—	—	—	39

Net cash (used in) provided by financing activities	(157,104)	72,063	(617)	—	(85,658)

Effect of exchange rate changes on cash and cash equivalents	—	—	536	—	536

Net change in cash and cash equivalents	—	(50,307)	16,124	—	(34,183)
Cash and cash equivalents at beginning of year	—	93,681	29,077	—	122,758

Cash and cash equivalents at end of year	$—	$43,374	$45,201	$—	$88,575

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2010

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$55,411	$100,283	$28,105	$—	$183,799

Investing activities:
Capital expenditures	—	(31,461)	(14,253)	—	(45,714)
Proceeds from sale of assets	—	16	1,053	—	1,069

Net cash used in investing activities	—	(31,445)	(13,200)	—	(44,645)
Financing activities:
Net change in ABL revolver	(56,000)	—	(353)	—	(56,353)
Long-term debt payment	—	(37)	—	—	(37)
Fees paid to amend or issue debt facilities and equity	(3,412)	—	82	—	(3,330)
Tax benefits from employee share-based exercises	4,001	—	—	—	4,001

Net cash used in financing activities	(55,411)	(37)	(271)	—	(55,719)

Effect of exchange rate changes on cash and cash equivalents	—	—	526	—	526

Net change in cash and cash equivalents	—	68,801	15,160	—	83,961
Cash and cash equivalents at beginning of year	—	24,880	13,917	—	38,797

Cash and cash equivalents at end of year	$—	$93,681	$29,077	$—	$122,758

Georgia Gulf Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Year Ended December 31, 2009

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (used in) cash provided by operating activities	$(109,473)	$(1,462)	$111,658	$—	$723

Cash from investing activities:
Proceeds from insurance recoveries related to property plant and equipment	—	1,781	199	—	1,980
Capital expenditures	—	(25,109)	(4,976)	—	(30,085)
Proceeds from sale of assets	—	—	2,080	—	2,080
Distribution from affiliate	118,012	118,012	—	(236,024)	—

Net cash provided by (used in) investing activities	118,012	94,684	(2,697)	(236,024)	(26,025)
Net cash (used in) provided by financing activities:
Net change in revolving line of credit	(125,762)	—	(9,460)	—	(135,222)
Net change in ABL revolver	56,000	—	462	—	56,462
Long-term debt payments	(367,349)	(53)	—	—	(367,402)
Long-term debt proceeds	496,739	—	—	—	496,739
Fees paid to amend or issue debt facilities	(68,240)	—	(11,509)	—	(79,749)
Return of capital to affiliate	—	(118,012)	(118,012)	236,024	—
Tax benefits from employee share based exercises	98	—	—	—	98
Stock compensation plan activity	(25)	—	—	—	(25)

Net cash (used in) provided by financing activities	(8,539)	(118,065)	(138,519)	236,024	(29,099)

Effect of exchange rate changes on cash	—	—	3,223	—	3,223

Net change in cash and cash equivalents	—	(24,843)	(26,335)	—	(51,178)
Cash and cash equivalents at beginning of year	—	49,724	40,251	—	89,975

Cash and cash equivalents at end of year	$—	$24,881	$13,916	$—	$38,797

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

Item 9A.    CONTROLS AND PROCEDURES.

        Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including the company's Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officers, respectively), of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of December 31, 2011.

        Changes in Internal Control.    During the three months ended December 31, 2011, in order to complete the remediation of a previously disclosed material weakness in internal control over financial reporting in the area of accounting for income taxes, the company completed the implementation and testing of the following remediation steps:

  •
  The continued evaluation of the need to hire additional qualified personnel in our tax department;

  •
  compliance with our policy of requiring the involvement of two third-party subject matter experts to review our accounting for any material and complex tax transactions;

  •
  compliance with our policy of requiring an expanded scope of work be performed by third-party tax professionals and increasing the level of review and validation of that work by management in the preparation of our provision for income taxes, as well as requiring more robust coordination and management oversight of third-party assistance; and

  •
  certain additional procedures to increase the level of review, evaluation and validation of underlying supporting data of our provision for income taxes, reconciliations of tax accounts and uncertain tax positions.

        There were no other changes in the company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

        As further described in the Report of Management on Internal Control Over Financial Reporting set forth below, we have concluded that, as of December 31, 2011, the company's internal control over financial reporting was effective. Therefore, we believe that the company's material weakness in internal control over financial reporting in the area of accounting for income taxes has been remediated.

 Report of Management on Internal Control Over Financial Reporting

To the Stockholders of Georgia Gulf Corporation:

        Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The company's internal control over financial reporting is designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

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

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the company's management concluded that, as of December 31, 2011, the company's internal control over financial reporting was effective based on those criteria.

        Ernst & Young LLP, the company's independent registered public accounting firm, which also audited the company's consolidated financial statements for the year ended December 31, 2011, included in this annual report on Form 10-K, has issued an attestation report on the company's internal control over financial reporting, which is included below.

/s/ PAUL D. CARRICO	/s/ GREGORY C. THOMPSON
Paul D. Carrico President and Chief Executive Officer	Gregory C. Thompson Chief Financial Officer
February 24, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Georgia Gulf Corporation

        We have audited Georgia Gulf Corporation and subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011 and the related consolidated statements of operations, comprehensive income, stockholder's equity (deficit) and cash flows for the year then ended of the Company and our report dated February 24, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

Item 9B.    OTHER INFORMATION.

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

        The information to be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Report" in our proxy statement for the 2012 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

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

Item 11.    EXECUTIVE COMPENSATION.

        The information to be set forth under the captions "Election of Directors—Compensation of Directors," and "Executive Compensation" in our proxy statement for the 2012 Annual Meeting of Stockholders is hereby incorporated by reference in response to this item.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information to be set forth under the caption "Security Ownership of Principal Stockholders and Management" in our proxy statement for the 2012 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	925,479	$297.41	(1)	1,685,044
Equity compensation plans not approved by security holders	—	—		—

Total	925,479	$297.41		1,685,044

(1)
Weighted-average exercise price excludes restricted share units which have no exercise price.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        We have not had any related party transactions required to be reported under this item for the calendar year 2011, or for the period from January 1, 2012 to the date of this report. The information to be set forth under the caption "Election of Directors" in our proxy statement for the 2012 Annual Meeting of Stockholders is herby incorporated by reference in response to this item.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information to be contained in the section entitled "Ratification and Appointment of Independent Registered Public Accounting Firm" in our proxy statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as a part of this Form 10-K:

  (1)
  Consolidated Balance Sheets as of December 31, 2011 and 2010

      Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009

      Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009

      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2011, 2010, and 2009

      Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

      Notes to Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

    (2)
    Financial Statement Schedules. Schedule II—Valuation and Qualifying Accounts is included in Item 15(C).

    (3)
    Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.

  (b)
  The following exhibits are filed as part of this Form 10-K:

Exhibit Index

Exhibit Number		Description
3.1		Restated Certificate of Incorporation of Georgia Gulf Corporation (filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
3.1(a	)	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (included as Exhibit A to Exhibit 3.1
3.2		Amended and Restated Bylaws of Georgia Gulf Corporation (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).
4.1		Registration Rights Agreement, dated July 27, 2009, among Georgia Gulf Corporation and the parties identified on the signature pages thereto (filed as Exhibit 4.1 to the Company's current report on Form 8-K filed with the SEC on July 31, 2009 and incorporated herein by reference
4.2		Indenture, dated December 22, 2009, between Georgia Gulf Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent, relating to the 9% Senior Secured Notes Due 2017 (filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010 and incorporated herein by reference).

Exhibit Number	Description
4.3	Indenture, dated as of October 3, 2006, among Georgia Gulf Corporation, the subsidiary guarantors named therein, and Wilmington Trust FSB (as successor to Bank of America, N.A, as successor by merger to LaSalle Bank National Association), as trustee, relating to the 10.75% Senior Notes due 2016 (filed as Exhibit 4.2 to the Company's current report on Form 8-K (File No. 001-09753) filed with the SEC on October 6, 2006 and incorporated herein by reference).
4.4	Sixth Supplemental Indenture, dated July 27, 2009, to the Indenture, dated October 3, 2006, as amended, among Georgia Gulf Corporation, the subsidiary guarantors named therein, and Wilmington Trust FSB (as successor to Bank of America, N.A, as successor by merger to LaSalle Bank National Association), as trustee, relating to the 10.75% Senior Notes due 2016 (filed as Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 and incorporated herein by reference).
4.5	Rights Agreement, dated as of January 16, 2012, by and between Georgia Gulf Corporation and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to the Company's registration statement on Form 8-A filed with the SEC on January 17, 2012 and incorporated herein by reference).
10.1	Credit Agreement, dated December 22, 2009, among Georgia Gulf Corporation and Royal Group, Inc., as Borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as a Lender and Swingline Lender, and as Administrative Agent, Co-Collateral Agent and Co-Syndication Agent, Wachovia Capital Finance Corporation (New England), as a Lender and as Co-Collateral Agent and Co-Syndication Agent and the other financial institutions party thereto, as Lenders (filed as Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010 and incorporated herein by reference).
10.2	Amendment No. 2 to Revolving Credit Agreement, dated as of January 14, 2011, by and among Georgia Gulf Corporation, Royal Group, Inc., General Electric Capital Corporation, as Administrative Agent, Swingline Lender and Co-Collateral Agent, Wachovia Capital Finance Corporation (New England), as Co-Collateral Agent and L/C Issuer, and the Lenders party hereto, under that certain Credit Agreement, dated as of December 22, 2009 (filed as Exhibit 10 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 and incorporated herein by reference).
10.3	Amendment No. 3 to Revolving Credit Agreement and Amendment No. 2 to U.S. ABL Guaranty and Security Agreement (filed as Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.4	Salt Contract (filed as Exhibit 10(v) to the Company's registration statement on Form S-1 (File No. 33-9902) declared effective on December 17, 1986 and incorporated herein by reference).
10.5*	Form of 2006 Restricted Shares Units Agreement (filed as Exhibit 10.1 to the Company's current report on Form 8-K (File No. 001-09753) filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.6*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K (File No. 001-09753) filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.7*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company's current report on Form 8-K (File No. 001-09753) filed with the SEC on March 23, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.8*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.9*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.10*	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan (filed as Exhibit 4 to the Company's registration statement on Form S-8 (File No. 333-59433) filed with the SEC on July 20, 1998 and incorporated herein by reference).
10.11*	Georgia Gulf Corporation Second Amended and Restated 2002 Equity and Performance Incentive Plan (filed as Annex A to the Company's proxy statement filed with the SEC on April 18, 2007 and incorporated herein by reference).
10.12*	Georgia Gulf Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2012, Form of Supplemental Retirement Program Agreement
10.13*	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007, as Amended and Restated Effective as of January 1, 2009 (filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 10, 2011 and incorporated herein by reference).
10.14*	First Amendment to the amended and restated Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, dated May 16, 2011 (filed as Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.15*	Description of Gregory C. Thompson's Compensation Arrangement (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference).
10.16*	Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 15, 2009 and incorporated herein by reference).
10.17*	Letter agreement regarding employment of Joseph C. Breunig, dated July 26, 2010 (filed as Exhibit 10 on the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).
10.18*	Form of Georgia Gulf Corporation Termination of Split Dollar Agreement and Implementation of Bonus Policy (filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (File No. 001-09753) for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.19*	Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q (File No. 001-09753) for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.20*	Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q (File No. 001-09753) for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.21*	Form of Executive Restricted Shares Agreement (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q (File No. 001-09753) for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.22*	Form of Deferred Shares Agreement (filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q (File No. 001-09753) for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.23	Georgia Gulf Corporation Senior Executive Bonus Plan (filed as Appendix C to the Company's proxy statement filed with the SEC on April 13, 2004 and incorporated herein by reference).
10.24*	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company's current report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.25*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company's proxy statement filed with the SEC on August 24, 2009 and incorporated herein by reference).
10.26*	Form of Non-Employee Director Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).
10.27*	Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.28*	Georgia Gulf Corporation Annual Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.29*	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.30*	Form of Performance Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.31	Form of Performance Restricted Stock Unit Agreement for Canadian-based employees (filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.32	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31	Rule 13(a)-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
101	The following financial information from Georgia Gulf Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Stockholders' Equity (Deficit), (v) Consolidated Statements of Cash Flows for the years ended December, 2011, 2010 and 2009, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: February 24, 2012	By:	/s/ PAUL D. CARRICO Paul D. Carrico President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL D. CARRICO Paul D. Carrico	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
/s/ GREGORY C. THOMPSON Gregory C. Thompson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012
/s/ STEPHEN E. MACADAM Stephen E. Macadam	Director	February 24, 2012
/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director	February 24, 2012
/s/ ROBERT M. GERVIS Robert M. Gervis	Director	February 24, 2012
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	February 24, 2012
/s/ MARK L. NOETZEL Mark L. Noetzel	Director	February 24, 2012
/s/ WAYNE C. SALES Wayne C. Sales	Director	February 24, 2012
/s/ DAVID N. WEINSTEIN David N. Weinstein	Director	February 24, 2012

GEORGIA GULF CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at beginning of period	Charged to costs and expenses, net of recoveries	Charged to other accounts (1)	Deductions (2)	Balance at end of period
2009
Allowance for doubtful accounts	$12,307	$8,200	$960	$(5,014)	$16,453
2010
Allowance for doubtful accounts	$16,453	$(2,762)	$115	$(3,780)	$10,026
2011
Allowance for doubtful accounts	$10,026	$(2,052)	$(8)	$(3,741)	$4,225

NOTES:

(1)
Represents the foreign currency translation due to the change in the Canadian dollar to U.S. dollar exchange rate during the period.

(2)
Accounts receivable balances written off during the period, net of recoveries.