Form 10-Q
period 2012-03-31
GEORGIA GULF CORP /DE/
filed 2012-05-04
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2012
Common Stock, $0.01 par value	34,240,377

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2012
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$38,991	$88,575
Receivables, net of allowance for doubtful accounts of $4,613 at 2012 and $4,225 at 2011	404,479	256,749
Inventories	336,999	287,554
Prepaid expenses and other	16,760	15,750
Deferred income taxes	16,203	14,989

Total current assets	813,432	663,617
Property, plant and equipment, net	634,800	640,900
Goodwill	216,945	213,608
Intangible assets, net	45,928	46,715
Deferred income taxes	3,847	3,770
Other assets, net	72,408	75,601

Total assets	$1,787,360	$1,644,211

Liabilities and Stockholders' Equity
Current portion of long-term debt	$29,000	$—
Accounts payable	249,783	168,187
Interest payable	9,657	20,931
Income taxes payable	17,909	1,202
Accrued compensation	15,049	19,743
Other accrued liabilities	58,391	68,825

Total current liabilities	379,789	278,888
Long-term debt	497,563	497,464
Lease financing obligation	112,119	109,899
Liability for unrecognized income tax benefits	22,309	23,711
Deferred income taxes	183,384	181,465
Other non-current liabilities	64,090	64,120

Total liabilities	1,259,254	1,155,547

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding: 34,240,377 at 2012 and 34,236,402 at 2011	342	342
Additional paid-in capital	481,713	480,530
Accumulated other comprehensive loss, net of tax	(15,205)	(18,151)
Retained earnings	61,256	25,943

Total stockholders' equity	528,106	488,664

Total liabilities and stockholders' equity	$1,787,360	$1,644,211

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except earnings per share data)	2012	2011
Net sales	$859,929	$787,936
Operating costs and expenses:
Cost of sales	756,395	712,228
Selling, general and administrative expenses	47,728	38,485
(Gain) on sale of assets, restructuring expense and other, net	(12,449)	582

Total operating costs and expenses	791,674	751,295

Operating income	68,255	36,641

Interest expense, net	(14,394)	(16,469)
Foreign exchange loss	(146)	(600)

Income before income taxes	53,715	19,572
Provision for income taxes	18,402	7,444

Net income	$35,313	$12,128

Earnings per share:
Basic	$1.02	$0.35
Diluted	$1.01	$0.35
Weighted average common shares:
Basic	34,240	33,967
Diluted	34,403	33,981

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Comprehensive income	$38,259	$17,103

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$35,313	$12,128
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,603	25,449
Foreign exchange gain	(395)	(214)
Deferred income taxes	(2,102)	2,755
Gain on sale of assets	(17,401)	—
Other non-cash items	2,395	635
Change in operating assets, liabilities and other	(125,928)	(117,355)

Net cash used in operating activities	(85,515)	(76,602)

Cash flows from investing activities:
Capital expenditures	(13,541)	(10,869)
Proceeds from sale of assets	19,343	22
Acquisition, net of cash acquired	—	(71,623)

Net cash provided by (used in) investing activities	5,802	(82,470)

Cash flows from financing activities:
Repayments on ABL revolver	(60,100)	(72,304)
Borrowings on ABL revolver	89,100	143,118
Fees paid related to financing activities	—	(1,480)
Excess tax benefits from share-based payment arrangements	26	13

Net cash provided by financing activities	29,026	69,347

Effect of exchange rate changes on cash and cash equivalents	1,103	465

Net change in cash and cash equivalents	(49,584)	(89,260)

Cash and cash equivalents at beginning of period	88,575	122,758

Cash and cash equivalents at end of period	$38,991	$33,498

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our financial condition as of, and our operating results for the three month period ended, March 31, 2012 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2012 or any other interim period.

        On February 9, 2011, we acquired Exterior Portfolio by Crane ("Exterior Portfolio"), a leading U.S. manufacturer and marketer of siding products, for a net purchase price of $71.6 million. The allocation of the net purchase price and results of Exterior Portfolio's operations are reflected in our condensed consolidated financial statements since that date. The purchase price allocation was finalized in the three months ended March 31, 2012.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). There has been no material changes in the significant accounting policies followed by us during the three month period ended March 31, 2012 from those disclosed in the 2011 Annual Report.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, which amends Accounting Standards Codification ("ASC") topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards ("IFRS"). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Implementation of this standard was effective in the first fiscal year beginning after December 15, 2011. Implementation of this standard did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, which amends ASC topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This amendment also required the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

comprehensive income to net income; however, in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. During the deferral period, companies are required to report reclassifications out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. Also during this deferral period, companies will not be required to separately present or disclose the reclassification adjustments in net income. The FASB plans to re-evaluate this requirement, and is expected to reach a final decision during 2012. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. Early adoption of ASU 2011-05 is permitted. We early adopted this standard in 2011. During March 2012, the FASB issued guidance on Changes in Reporting Comprehensive Income which provides the option of presenting a total for comprehensive income in a single continuous statement or two consecutive statements for interim periods without requiring the components of other comprehensive income as part of this statement. Consequently, we have elected to present a total for comprehensive income in a separate statement of comprehensive income for interim periods.

        In September 2011, the FASB issued ASU 2011-8 which amends ASC topic 350, Intangibles—Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Implementation of this standard is required for fiscal years beginning after December 15, 2011. Our annual measurement date is October 1. We are currently evaluating the newly prescribed evaluation process.

3. RESTRUCTURING ACTIVITIES

        In December 2011, we initiated a restructuring plan (the "2011 Building Products Restructuring Plan") that consisted of: (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three plants, two in the window and door profiles business and one in the pipe business. In connection with the 2011 Building Products Restructuring Plan, we incurred costs related to termination benefits, including severance, operating lease termination costs, asset impairment charges, relocation, and other exit costs. For the three months ended March 31, 2012, severance and other exit costs were approximately $0.1 million and are included in gain on sale of assets, restructuring expense and other, net, in the consolidated statements of income.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs. For the three months ended March 31, 2012, there were no restructuring costs and we do not expect there to be any further costs associated with this plan. For the three months ended March 31, 2011, we incurred and paid $0.6 million related to the settlement of

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

pension and postretirement benefits from our permanently shut down PVC manufacturing facility in Sarnia.

        The expenses associated with the 2011 Building Products Restructuring Plan and Fourth Quarter 2008 Restructuring Plan, for the three months ended March 31, 2012 and 2011 for severance and other exit costs were approximately $0.1 million and $0.6 million, respectively, and are included in gain on sale of assets, restructuring expense and other, net, in the consolidated statements of income. A summary of our restructuring activities recognized as a result of the 2011 Building Products Restructuring Plan and Fourth Quarter 2008 Restructuring Plan by reportable segment for the three months ended March 31, 2012 and 2011 is as follows:

(In thousands)	Balance at December 31, 2011	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at March 31, 2012
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$69	$—	$—	$1	$70
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	898	—	—	18	916
Fourth Quarter 2011 Restructuring Plan:
Involuntary termination benefits	2,061	113	(332)	33	1,875
Other
Involuntary termination benefits	221	(5)	(54)	1	163
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	154	—	—	3	157

Total	$3,403	$108	$(386)	$56	$3,181

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at March 31, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	$634	$(789)	$136	$89
Exit costs	130	—	—	4	134
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(52)	(179)	21	958
Other
Involuntary termination benefits	86	—	(24)	1	63
Corporate
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	156	—	—	5	161

Total	$1,648	$582	$(992)	$167	$1,405

        For the three months ended March 31, 2012, there was a $0.3 million net reversal of impairment of tangible long-lived assets incurred in December 2011. The reversal was due to the value at which equipment from our Milford, Indiana facility was sold that exceeded our initial fair value assessment in connection with our restructuring activities as a result of the 2011 Building Products Restructuring Plan. This reversal of impairment charges is included in gain on sale of assets, restructuring expense and other, net, in the condensed consolidated statement of income for the three months ended March 31, 2012. In addition, we have incurred $4.9 million in professional fees associated with an unsolicited offer to acquire the company that is included in gain on sale of assets, restructuring expense and other, net, in the condensed consolidated statement of income for the three months ended March 31, 2012. There were no impairment charges for tangible long-lived assets for the three months ended March 31, 2011.

4. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Raw materials	$144,140	$113,813
Work-in-progress and supplies	7,714	6,633
Finished goods	185,145	167,108

Inventories	$336,999	$287,554

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Machinery and equipment	$1,431,255	$1,425,297
Land and land improvements	90,272	89,364
Buildings	202,997	203,621
Construction-in-progress	39,971	38,975

Property, plant and equipment, at cost	1,764,495	1,757,257
Accumulated depreciation	1,129,695	1,116,357

Property, plant and equipment, net	$634,800	$640,900

6. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Advances for long-term purchase contracts	$28,249	$31,154
Investment in joint ventures	5,966	6,419
Deferred financing costs, net	17,904	18,740
Long-term assets held for sale	16,050	14,750
Other	4,239	4,538

Total other assets, net	$72,408	$75,601

        The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments over the terms of the related contracts. Assets held for sale include real estate properties in the U.S. In January 2012, we sold our on-site air separation unit for $18.0 million, resulting in a gain of $17.4 million that is included in gain on sale of assets, restructuring expense and other, net, in the condensed consolidated statement of income for the three months ended March 31, 2012. This air separation unit is included in assets held for sale, in the amount of $0.6 million, as of December 31, 2011. This unit can provide all of our Plaquemine, Louisiana facility's oxygen and nitrogen gas requirements. Concurrent with the sale, we entered into a long-term supply agreement with the purchaser to supply these products at market prices.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        In February 2011, we acquired Exterior Portfolio, which is part of our building products segment. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair value at the date of the acquisition, including the following allocations to goodwill and other intangible assets: $25.5 million to customer relationships, $5.5 million to technology, $4.5 million to trade names, and the remaining $7.5 million was attributed to goodwill. The allocation of the purchase price was finalized in the three months ended March 31, 2012.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill.    The following table provides the detail of goodwill at December 31, 2011 and the changes made to goodwill by reportable segment during the three months ended March 31, 2012.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2011	$242,855	$158,446	$401,301
Accumulated impairment losses at December 31, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2011	$187,368	$26,240	$213,608

Gross goodwill at December 31, 2011	$242,855	$158,446	$401,301
Adjustment to preliminary allocation of purchase price for acquisition	—	1,084	1,084
Foreign currency translation adjustment	2,253	—	2,253

Gross goodwill at March 31, 2012	245,108	159,530	404,638
Accumulated impairment losses at March 31, 2012	(55,487)	(132,206)	(187,693)

Net goodwill at March 31, 2012	$189,621	$27,324	$216,945

        Indefinite-lived intangible assets.    At March 31, 2012 and December 31, 2011, our indefinite-lived assets consisted only of trade names. The following table provides the indefinite-lived intangible assets by reporting segment as of March 31, 2012 and December 31, 2011 and the changes to indefinite-lived intangible assets during the three months ended March 31, 2012.

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2011	$364	$8,701	$9,065
Foreign currency translation adjustment	8	42	50

Balance at March 31, 2012	$372	$8,743	$9,115

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Finite-lived intangible assets.    At March 31, 2012 and December 31, 2011, we also had customer relationship and technology intangible assets that relate to our building products segment, which are our only finite-lived assets. The following table provides the detail of finite-lived assets at March 31, 2012 and December 31, 2011.

(In thousands)	Building Products
Gross carrying amounts at March 31, 2012:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at March 31, 2012:
Customer relationships	(7,319)
Technology	(8,473)

Total	(15,792)
Foreign currency translation adjustment and other at March 31, 2012:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at March 31, 2012:
Customer relationships	27,919
Technology	8,894

Total	$36,813

(In thousands)	Building Products
Gross carrying amounts at December 31, 2011:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at December 31, 2011:
Customer relationships	(6,860)
Technology	(8,095)

Total	(14,955)
Foreign currency translation adjustment and other at December 31, 2011:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2011:
Customer relationships	28,378
Technology	9,272

Total	$37,650

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The weighted average estimated useful life for the customer relationships is approximately 16 years. Technology has a weighted average estimated useful life of approximately 7 years. Amortization expense for the finite-lived intangible assets was $0.8 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. Total finite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

        Long-term debt consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Senior secured ABL revolving credit facility due 2016	$29,000	$—
9.0% senior secured notes due 2017, net of original issuance discount	497,563	497,464

Total debt	526,563	497,464
Less current portion	(29,000)	—

Long-term debt	$497,563	$497,464

        In December 2009, we refinanced part of our debt and entered into a senior secured asset-based revolving credit agreement due January 2016 (the "ABL Revolver") and issued $500.0 million in principal amount of 9.0 percent senior secured notes due 2017 (the "9.0 percent senior secured notes").

        The weighted average interest rate under the ABL Revolver was 4.8 percent and 4.3 percent as of March 31, 2012 and December 31, 2011, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate ("LIBOR") loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we comply with a minimum fixed charge coverage ratio of at least 1.10 to 1.00. At March 31, 2012 and December 31, 2011 excess availability was $258.1 million and $284.2 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness including the 9.0 percent senior secured notes; amend or otherwise alter terms of certain indebtedness, including the 9.0 percent senior secured notes; engage in certain transactions with affiliates; and alter the business that we conduct.

        If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Revolver exceeds the lesser of (i) the commitment amount and (ii) the borrowing base, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the ABL Revolver is less than $60 million for a period of three consecutive business days or certain events of default have occurred, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under the ABL Revolver, which will be

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION (Continued)

used to repay outstanding loans and cash collateralize letters of credit. Borrowings under the ABL Revolver are secured by substantially all of our assets.

        On March 31, 2012 and December 31, 2011, we had $29.0 million and nil, respectively, in outstanding principal borrowed under the ABL Revolver. At March 31, 2012 and December 31, 2011, we had outstanding letters of credit totaling $12.9 million and $15.8 million, respectively.

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

        On April 4, 2011, we redeemed all of our 7.125 percent senior notes due 2013 and 9.5% senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. On October 20, 2011, we redeemed all of our 10.75 percent senior subordinated notes due 2016 at $105.375 per $100 face value of such notes, for an aggregate payment of $44.1 million, including early redemption costs. The redemption of these notes required payments on original issuance discounts and retirement premiums that were recorded throughout 2011 in the period of redemption. There were no such charges in the three months ended March 31, 2012 or 2011. On December 29, 2011 we repaid in full our other note payable for $18.0 million.

        Lease Financing Obligation.    At March 31, 2012 and December 31, 2011, we had a lease financing obligation of $112.1 million and $109.9 million, respectively. The change from the December 31, 2011 balance is due to the change in the Canadian dollar exchange rate for the period ended March 31, 2012. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of 10 years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale for generally accepted accounting principle purposes. As a result, the land, building and related accounts continue to be recognized in the consolidated balance sheets. The amount of the collateralized letter of credit was $5.9 million and $8.0 million as of March 31, 2012 and December 31, 2011, respectively. We are not obligated to repay the lease financing obligation amount of $112.1 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements at March 31, 2012 are $5.6 million in 2012, $7.7 million in 2013, $7.8 million in 2014, $8.1 million in 2015, $8.1 million in 2016, and $2.0 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed at December 31, 2011 is due to current period payments and the change in the Canadian dollar exchange rate as of March 31, 2012.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. In 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During 2007, we reached agreement with the USEPA regional office responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. The parties have executed a consent decree, which was approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things; undertake certain other environmental improvement capital projects. We estimate that the remaining cost of completing these capital projects is approximately $3.0 million.

        We have not yet reached a settlement with the USEPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order ("UAO") from this USEPA regional office relating to our Plaquemine facility. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act ("RCRA"), requires us to take and we are undertaking certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems at those locations.

        We have also received several compliance orders and notices of potential penalties from the Louisiana Department of Environmental Quality ("LDEQ"). On December 17, 2009, we received a Notice of Potential Penalty ("NOPP") from LDEQ containing allegations of violations of Louisiana's hazardous waste management regulations. On October 7, 2010, we received a Compliance Order from LDEQ that also contained allegations of violations of hazardous waste management regulations. On October 1, 2010, we received Consolidated Compliance Orders and Notices of Potential Penalties ("CCONPPs") for both the Plaquemine, Louisiana and Lake Charles, Louisiana facilities. These CCONPPs allege violations of reporting, recordkeeping, and other requirements contained in Louisiana's air pollution control regulations.

        Some of the allegations contained in these compliance orders and notices of potential penalties may potentially be similar to the "areas of concern" raised by USEPA that are discussed above. These compliance orders and notices of potential penalties do not identify specific penalty amounts. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls and/or other relief. We have estimated our exposure arising from this matter and established a reserve based on that estimate and our belief that it is probable a liability has been incurred. We do not expect that such costs will have a material effect on our financial position, results of operations, or cash flows.

        On January 18, 2012, a putative shareholder class action styled Mark James v. Georgia Gulf Corporation, et al., was filed against the company and the individual members of its board of directors (collectively, the "Board") in the Superior Court of DeKalb County, Georgia. The complaint generally

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

alleges that the Board breached its fiduciary duties to the company's shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake Chemical Corporation ("Westlake") in connection with Westlake's unsolicited proposal (the "Proposal"), refusing Westlake's request to perform certain due diligence, and adopting a shareholder rights plan (the "Rights Plan") as a defense to the Proposal. The complaint seeks, among other things, a declaration that the defendants have breached fiduciary duties owed to the company's shareholders, injunctive relief directing the defendants to consider and respond in good faith to acquisition offers that would maximize value to the company's shareholders, an injunction against initiation of further defensive measures against acquisitions, damages, and costs and attorneys' fees associated with the action.

        On January 31, 2012, a second putative shareholder class action styled Wilbert B. Morales, Jr. v. Paul D. Carrico, et al. (the "Morales Complaint"), was filed against the Board in the Superior Court of DeKalb County, Georgia. The complaint generally alleges that the Board breached its fiduciary duties to the company's shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake in connection with the Proposal, failing to consider all available information and alternate transactions, and adopting the Rights Plan as a defense to the Proposal. The complaint seeks, among other things, an injunction preventing the Board from breaching fiduciary duties owed to the company's shareholders or initiating any defensive measures against the Proposal, an injunction directing the Board to rescind the Rights Plan and/or a declaration that the Rights Plan is invalid, imposition of a constructive trust, and costs and attorneys' fees associated with the action.

        On February 15, 2012, the Superior Court of DeKalb County, Georgia, entered an order consolidating the two actions into one action styled In Re Georgia Gulf Corporation Shareholder Litigation (the "Consolidated Action"). On April 2, 2012, plaintiffs filed a notice designating the Morales Complaint as the operative complaint in the Consolidated Action. The deadline to respond to the Morales Complaint is May 17, 2012.

        We believe the claims raised in the Consolidated Action are without merit, and we intend to vigorously defend against all of the alleged claims.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount, up to an aggregate one-time amount of about $2.3 million. At March 31, 2012, we had incurred an aggregate of approximately $1.7 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $3.4 million accrual in liabilities as of March 31, 2012. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

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

        On February 13, 2012, the United States Environmental Protection Agency issued its final rule to update emissions limits for air toxics from polyvinyl chloride and copolymers production (PVC production). The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, will be submitted to the Federal Register for publication. The rule establishes new, more stringent, emission standards for certain regulated

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

"hazardous air pollutants," including vinyl chloride monomer. The rule sets maximum achievable control technology (MACT) standards for major sources of PVC production. The final rule also establishes certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to those requirements would have three years from the effectiveness of the rule to come into compliance. The final rule was promulgated following extensive input from a variety of stakeholders, including industry participants, during the formal comment period, as well as several scheduled public hearings. The timing of the implementation of any final rule may still be affected by possible legal challenges. The timing to assert any legal challenges begins once the rule is published in the Federal Register. Although we have evaluated the potential impact of the rule when it was in its proposed form, the final rule is lengthy, and so we are still reviewing the final rule to determine what changes have been made from the proposed rule, and what the ultimate expected impact on the Company might be. Such impacts could possibly have significant compliance costs, including significant capital expenditures, and could result in operating restrictions. As the final rule was recently enacted, the industry is currently evaluating the cost of compliance and we are currently unable to estimate the range of these possible costs or capital expenditure requirements.

10. EARNINGS PER SHARE

        We calculate earnings per share using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of certain of our restricted stock unit awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to these restricted stock unit participating securities and common stock-based on their respective participation percentage.

        The two-class method also requires the denominator to include the weighted average number of shares of restricted stock units participating securities when calculating basic earnings per share. At March 31, 2012 and 2011 there are 0.5 million and 0.9 million, respectively, weighted average restricted stock units, participating securities included in the denominator. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock-based awards including options and certain restricted stock units. Conversion of stock options is calculated using the treasury stock method, subject to anti-dilution provisions.

        In computing diluted earnings per share for both the three months ended March 31, 2012 and 2011, common stock equivalents of 0.2 million shares were not included due to their anti-dilutive effect.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EARNINGS PER SHARE (Continued)

        Computations of basic and diluted earnings per share are presented in the following table:

	Three months ended March 31,
(In thousands, except per share data)	2012	2011
Basic earnings per share
Undistributed income	$35,313	$12,128
Deduct: Undistributed earnings—Restricted stock units participating securities	518	315

Common stockholders' interest in undistributed income	$34,795	$11,813

Weighted average common shares—Basic	34,240	33,967
Total basic earnings per common share	$1.02	$0.35

Diluted earnings per share
Common stockholders' interest in undistributed income	$34,795	$11,813

Weighted average common shares—Basic	34,240	33,967
Stock-based awards	163	14

Weighted average common shares—Diluted	34,403	33,981

Total diluted earnings per share	$1.01	$0.35

11. EMPLOYEE RETIREMENT PLANS

        The following table provides the components of the net periodic benefit cost for all of our pension plans:

	Three Months Ended March 31,
(In thousands)	2012	2011
Components of net periodic benefit cost:
Interest cost	$1,806	$1,877
Expected return on assets	(2,171)	(2,389)
Amortization of:
Prior service cost	1	1
Actuarial loss recognized due to settlement	—	591
Actuarial loss	421	247

Total net periodic benefit cost	$57	$327

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE RETIREMENT PLANS (Continued)

        Our major assumptions used to determine the net periodic benefit cost for our U.S. pension plans are presented as follows:

	Three Months Ended March 31,
	2012	2011
Discount rate	5.00%	5.55%
Expected return on assets	8.25%	8.50%

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian pension plan. All future benefit obligations for this pension plan were fully funded in 2011 with a contribution in the amount of approximately $0.8 million with a corresponding restructuring charge recognized in the three months ended March 31, 2011.

        For the three months ended March 31, 2012, we made no contributions to the U.S. pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in each of the three month periods ended March 31, 2012 and 2011 of approximately $0.4 million.

12. STOCKHOLDERS' EQUITY

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

12. STOCKHOLDERS' EQUITY (Continued)

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

13. STOCK-BASED COMPENSATION

        On May 17, 2011, our shareholders approved the Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). Under the 2011 Plan, we are authorized to grant various stock-based compensation awards for up to 1,800,000 shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. We issue previously unissued shares upon the exercise of stock options and the vesting of restricted stock units. As of March 31, 2012, there were 1,685,044 shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our other equity compensation plans.

        Total after-tax share-based compensation expense by type of award was as follows:

	Three months ended March 31,
(In thousands)	2012	2011
Restricted and deferred stock units expense	$1,138	$690
Stock options expense	19	115

Before-tax share-based compensation expense	1,157	805
Income tax benefit	(316)	(215)

After-tax share-based compensation expense	$841	$590

        The amount of share-based compensation expense capitalized in periods presented was not material.

        As of March 31, 2012 and 2011, we had approximately $5.1 million and $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of approximately one year. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $0.4 million and $1.5 million, respectively.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        Stock Options.    A summary of stock option activity under all plans as of and for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2012	132,664		$297.41
Exercised	—
Expired	(3,626)		583.75
Forfeited	—

Outstanding on March 31, 2012	129,038	5.5 years	$289.37	$667

Exercisable as of March 31, 2012	127,640	5.5 years	$292.32	$646
Vested or expected to vest as of March 31, 2012	129,037	5.5 years	$289.37	$667

        During the three months ended March 31, 2012 and 2011, we granted no options to purchase shares. Option exercise prices are equal to the closing price of our common stock on the date of grant. Options vest over a three-year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the three months ended March 31, 2012 or 2011.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        Restricted Stock Units.    A summary of restricted stock units activity under all plans as of and for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2012	792,815		$17.00
Granted	—		—
Vested and released	3,975		17.62
Forfeited	—		—

Outstanding on March 31, 2012	788,840	1.0 years	$17.00	$27,515

Vested or expected to vest as of March 31, 2012	787,168	1.0 years	$16.98	$27,456

        During the three months ended March 31, 2012 and 2011, we did not grant any restricted stock units. The restricted stock units normally vest over a one or three-year period. The weighted average grant date fair value per share of restricted stock units is based on the stock price as of the date of grant or, in the case of performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively.

        In May 2011, we granted PRSUs, which are a form of restricted stock unit in which the number of shares ultimately earned depends on our stock price performance measured against specified performance targets. Following each vesting period, the number of PRSUs subject to award is determined by multiplying the target award by a percentage ranging from 0 percent to 150 percent. The percentage is based on predetermined performance metrics related to our stock price for the stated period. The PRSUs are included with all restricted stock units in all calculations.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive loss includes unrealized gains and losses on derivative financial instruments designated as cash flow hedges, adjustments to pension liabilities, and foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges, and adjustments to pension liabilities. Amounts recorded in

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (Continued)

accumulated other comprehensive loss, net of tax, as of December 31, 2011 and March 31, 2012, and changes within the period are as follows:

(In thousands)	Derivative Cash Flow Hedges	Accrued Pension Benefit Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(453)	$(40,291)	$22,593	$(18,151)
Net current period change	(1,270)	(119)	3,496	2,107
Reclassification adjustment for losses included in net income	417	422	—	839

Balance at March 31, 2012	$(1,306)	$(39,988)	$26,089	$(15,205)

        Other comprehensive income is derived from adjustments to reflect the unrealized gain on derivatives, change in pension liability adjustment and change in foreign currency translation adjustment. The components of other comprehensive income in the three month periods ended March 31, 2012 and 2011 are as follows:

(In thousands)	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Three months ended March 31, 2011
Unrealized loss on derivatives	$(134)	$(50)	$(84)
Change in pension liability adjustment	1,577	588	989
Change in foreign currency adjustment	6,491	2,421	4,070

Other comprehensive income	$7,934	$2,959	$4,975

Three months ended March 31, 2012
Unrealized loss on derivatives	$(1,360)	$(507)	$(853)
Change in pension liability adjustment	483	180	303
Change in foreign currency adjustment	5,576	2,080	3,496

Other comprehensive income	$4,699	$1,753	$2,946

15. INCOME TAXES

        Our effective income tax rate for the three months ended March 31, 2012 was 34.3 percent as compared to 38.0 percent for the three months ended March 31, 2011. The difference in the effective rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities and the impact of the reversal of various uncertain tax positions. The difference in the rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to provisions for state tax, various permanent differences, the release of a portion of the valuation allowance against certain deferred tax assets in Canada, and the impact of various uncertain tax positions.

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

        The following is a summary of the carrying amount and estimated fair values of our long-term debt and natural gas forward purchase contracts as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0% senior secured notes due 2017	$497,563	$556,250	$497,464	$525,315
Level 2
Long-term debt:
ABL Revolver due 2016	29,000	29,000	—	—
Derivative instruments:
Natural gas forward purchase contracts liability	2,084	2,084	721	721

17. SEGMENT INFORMATION

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products currently consisting of siding, pipe and pipe fittings and deck, fence and rail products are marketed under the Royal Building Products and Exterior Portfolio brand names, and

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT INFORMATION (Continued)

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

        The accounting policies applicable to the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2011 Annual Report.

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended March 31, 2012:
Net sales	$329,512	$343,177	$187,240	$—	$859,929
Intersegment revenues	67,648	—	177	(67,825)	—
(Gain) on sale of assets, restructuring expense and other, net	(17,386)	—	(248)	5,185	(12,449)
Operating income (loss)	51,917	37,557	(6,426)	(14,793)	68,255
Depreciation and amortization	11,108	383	9,995	1,117	22,603
Three months ended March 31, 2011:
Net sales	$326,319	$304,113	$157,504	$—	$787,936
Intersegment revenues	64,261	—	3	(64,264)	—
(Gain) on sale of assets, restructuring expense and other, net	635	—	(53)	—	582
Operating income (loss)	37,740	19,782	(12,066)	(8,815)	36,641
Depreciation and amortization	14,599	360	9,359	1,131	25,449

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT INFORMATION (Continued)

Sales by Product Line

        The table below summarizes sales by product. Our electrovinyls products are primarily comprised of chlorine/caustic soda, VCM and vinyl resins. Our compound products are comprised of vinyl compounds, and compound additives. Our outdoor building products are comprised of siding, pipe and pipe fittings, deck, fence, and rail.

	Three Months Ended March 31,
(In thousands)	2012	2011
Chlorovinyls
Electrovinyl products	$207,557	$218,769
Compound products	121,955	107,550

Total	329,512	326,319

Aromatics
Cumene products	251,758	180,746
Phenol/acetone products	91,419	123,367

Total	343,177	304,113

Building Products
Window & door profiles and moulding products	66,797	65,173
Outdoor building products	120,443	92,331

Total	187,240	157,504

Total net sales	$859,929	$787,936

18. SUPPLEMENTAL GUARANTOR INFORMATION

        Georgia Gulf Corporation is in essence a holding company for all of its wholly and majority owned subsidiaries. Our payment obligations under the indenture for our 9.0 percent senior secured notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Investments in subsidiaries in the following tables reflect investments in wholly owned entities within Georgia Gulf Corporation. The Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries (defined below) are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the 9.0 percent senior secured notes to be exempt from certain reporting obligations under the Securities Exchange Act of 1934.

        The following condensed consolidating balance sheet information, statements of income and comprehensive income information and statements of cash flows information present the combined financial statements of the parent company, and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
March 31, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$20,791	$18,200	$—	$38,991
Receivables, net	—	909,574	82,444	(587,539)	404,479
Inventories	—	230,920	106,079	—	336,999
Prepaid expenses and other	108	12,159	4,493	—	16,760
Deferred income taxes	—	15,978	225	—	16,203

Total current assets	108	1,189,422	211,441	(587,539)	813,432
Property, plant and equipment, net	1,330	414,388	219,082	—	634,800
Long term receivables—affiliates	456,858	—	—	(456,858)	—
Goodwill	—	105,043	111,902	—	216,945
Intangibles, net	—	43,447	2,481	—	45,928
Deferred income taxes	—	—	3,847	—	3,847
Other assets	14,944	48,958	8,506	—	72,408
Investment in Subsidiaries	1,291,123	—	—	(1,291,123)	—

Total assets	$1,764,363	$1,801,258	$557,259	$(2,335,520)	$1,787,360

Liabilities and Stockholders' Equity
Current portion of long-term debt	$29,000	$—	$—	$—	$29,000
Accounts payable	572,650	214,298	40,974	(578,139)	249,783
Interest payable	9,657	—	—	—	9,657
Income taxes payable	(1,250)	17,924	1,235	—	17,909
Accrued compensation	—	5,549	9,500	—	15,049
Other accrued liabilites	1,176	29,358	27,857	—	58,391

Total current liabilities	611,233	267,129	79,566	(578,139)	379,789
Long-term debt	497,563	—	—	—	497,563
Lease financing obligation	—	—	112,119	—	112,119
Long-term payables—affiliates	—	—	466,258	(466,258)	—
Liability for unrecognized income tax benefits	—	5,506	16,803	—	22,309
Deferred income taxes	19,515	163,869	—	—	183,384
Other non-current liabilities	107,946	64,719	2,073	(110,648)	64,090

Total liabilities	1,236,257	501,223	676,819	(1,155,045)	1,259,254

Total stockholders' equity (deficit)	528,106	1,300,035	(119,560)	(1,180,475)	528,106

Total liabilities and stockholders' equity	$1,764,363	$1,801,258	$557,259	$(2,335,520)	$1,787,360

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2011

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$43,374	$45,201	$—	$88,575
Receivables, net	—	776,859	62,469	(582,579)	256,749
Inventories	—	207,854	79,700	—	287,554
Prepaid expenses	146	12,264	3,340	—	15,750
Deferred income taxes	—	14,769	220	—	14,989

Total current assets	146	1,055,120	190,930	(582,579)	663,617
Property, plant and equipment, net	1,292	422,302	217,306	—	640,900
Long term receivables—affiliates	447,661	—	—	(447,661)	—
Goodwill	—	103,959	109,649	—	213,608
Intangibles, net	—	44,284	2,431	—	46,715
Deferred income taxes	—	—	3,770	—	3,770
Other assets	15,646	51,296	8,659	—	75,601
Investment in subsidiaries	1,226,725	—	—	(1,226,725)	—

Total assets	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

Liabilities and Stockholders' Equity
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	572,600	148,573	20,193	(573,179)	168,187
Interest payable	20,930	—	1	—	20,931
Income taxes payable	(1,213)	1,213	1,202	—	1,202
Accrued compensation	—	11,572	8,171	—	19,743
Other accrued liabilities	419	43,691	24,715	—	68,825

Total current liabilities	592,736	205,049	54,282	(573,179)	278,888
Long-term debt	497,464	—	—	—	497,464
Lease financing obligation	—	—	109,899	—	109,899
Long-term payables—affiliates	—	—	457,061	(457,061)	—
Liability for unrecognized income tax benefits	—	7,126	16,585	—	23,711
Deferred income taxes	16,054	165,411	—	—	181,465
Other non-current liabilities	96,552	63,734	2,071	(98,237)	64,120

Total liabilities	1,202,806	441,320	639,898	(1,128,477)	1,155,547

Total stockholders' equity (deficit)	488,664	1,235,641	(107,153)	(1,128,488)	488,664

Total liabilities and stockholders' equity	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2012
(Unaudited)

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$781,683	$126,879	$(48,633)	$859,929
Operating costs and expenses:
Cost of sales	—	692,783	112,245	(48,633)	756,395
Selling, general and administrative expenses	7,823	23,193	16,712	—	47,728
(Gain) on sale of assets, restructuring expense and other, net	4,913	(17,454)	92	—	(12,449)

Total operating costs and expenses	12,736	698,522	129,049	(48,633)	791,674

Operating (loss) income	(12,736)	83,161	(2,170)	—	68,255

Other income (expense):
Interest (expense) income, net	(21,502)	12,995	(5,887)	—	(14,394)
Foreign exchange gain (loss)	219	(14)	(351)	—	(146)
Equity in income (loss) of subsidiaries	57,677	(827)	—	(56,850)	—

Income (loss) before income taxes	23,658	95,315	(8,408)	(56,850)	53,715

(Benefit) provision for income taxes	(11,655)	30,138	(81)	—	18,402

Net income (loss)	$35,313	$65,177	$(8,327)	$(56,850)	$35,313

Comprehensive income (loss)	$38,259	$64,399	$(10,575)	$(53,824)	$38,259

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended March 31, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$706,845	$128,748	$(47,657)	$787,936
Operating costs and expenses:
Cost of sales	—	642,156	117,729	(47,657)	712,228
Selling, general and administrative expenses	8,616	16,606	13,263	—	38,485
(Gain) on sale of assets, restructuring expense and other, net	—	—	582	—	582

Total operating costs and expenses	8,616	658,762	131,574	(47,657)	751,295

Operating (loss) income	(8,616)	48,083	(2,826)	—	36,641

Other (expense) income:
Interest (expense) income, net	(19,165)	8,480	(5,784)	—	(16,469)
Foreign exchange gain (loss)	54	12	(666)	—	(600)
Equity in income (loss) of subsidiaries	29,310	(2,949)	—	(26,361)	—

Income (loss) before income taxes	1,583	53,626	(9,276)	(26,361)	19,572

(Benefit) provision for income taxes	(10,545)	17,710	279	—	7,444

Net income (loss)	$12,128	$35,916	$(9,555)	$(26,361)	$12,128

Comprehensive income (loss)	$17,103	$35,743	$(12,166)	$(23,577)	$17,103

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(30,773)	$(33,038)	$(21,704)	$—	$(85,515)

Cash flows from investing activities:
Capital expenditures	(107)	(9,051)	(4,383)	—	(13,541)
Proceeds from sale of assets	—	19,300	43	—	19,343
Distributions from affiliate	1,854	206	—	(2,060)	—

Net cash provided by (used in) investing activities	1,747	10,455	(4,340)	(2,060)	5,802

Cash flows from financing activities:
Net change in ABL revolver	29,000	—	—	—	29,000
Return on capital	—	—	(2,060)	2,060	—
Excess tax benefits from share-based payment arrangements	26	—	—	—	26

Net cash provided by (used in) financing activities	29,026	—	(2,060)	2,060	29,026

Effect of exchange rate changes on cash and cash equivalents	—	—	1,103	—	1,103

Net change in cash and cash equivalents	—	(22,583)	(27,001)	—	(49,584)
Cash and cash equivalents at beginning of period	—	43,374	45,201	—	88,575

Cash and cash equivalents at end of period	$—	$20,791	$18,200	$—	$38,991

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Three Months Ended March 31, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,262	$(55,458)	$(25,406)	$—	$(76,602)

Cash flows from investing activities:
Capital expenditures	—	(9,468)	(1,401)	—	(10,869)
Proceeds from sale of assets	—	16	6	—	22
Acquisition, net of cash acquired	—	(71,623)	—	—	(71,623)

Net cash used in investing activities	—	(81,075)	(1,395)	—	(82,470)

Cash flows from financing activities:
Net change in ABL revolver	68,800	(4)	2,018	—	70,814
Fees paid related to financing activities	(863)	—	(617)		(1,480)
Intercompany financing to fund acquisition	(72,212)	72,212	—	—	—
Excess tax benefits from share-based payment arrangements	13	—	—	—	13

Net cash (used in) provided by financing activities	(4,262)	72,208	1,401	—	69,347

Effect of exchange rate changes on cash and cash equivalents	—	—	465	—	465

Net change in cash and cash equivalents	—	(64,325)	(24,935)	—	(89,260)
Cash and cash equivalents at beginning of period	—	93,681	29,077	—	122,758

Cash and cash equivalents at end of period	$—	$29,356	$4,142	$—	$33,498

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

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products currently consisting of siding, pipe and pipe fittings and deck, fence and rail products are managed within the building products segment. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

Results of Operations

        The following table sets forth our consolidated statement of income data for each of the three month periods ended March 31, 2012 and 2011, and the percentage of net sales of each line item for the three months presented.

	Three months ended March 31,
(Dollars in millions)	2012		2011
Net sales	$859.9	100.0%	$787.9	100.0%
Cost of sales	756.4	88.0	712.2	90.4

Gross margin	103.5	12.0	75.7	9.6
Selling, general and administrative expenses	47.7	5.5	38.5	4.9
(Gain) on sale of assets, restructuring expense and other, net	(12.4)	(1.4)	0.6	0.1

Operating income	68.2	7.9	36.6	4.6
Interest expense, net	14.4	1.7	16.5	2.1
Foreign exchange loss	0.1	—	0.6	0.1
Provision for income taxes	18.4	2.1	7.4	1.0

Net income	$35.3	4.1%	$12.1	1.5%

        The following table sets forth certain financial data by reportable segment for each of the three month periods ended March 31, 2012 and 2011.

	Three months ended March 31,
(Dollars in millions)	2012		2011
Net sales
Chlorovinyls products	$329.5	38.3%	$326.3	41.4%
Building products	187.2	21.8	157.5	20.0
Aromatics products	343.2	39.9	304.1	38.6

Total net sales	$859.9	100.0%	$787.9	100.0%

Operating income (loss)
Chlorovinyls products	$51.9		$37.7
Building products	(6.4)		(12.1)
Aromatics products	37.5		19.8
Unallocated Corporate expenses	(14.8)		(8.8)

Total operating income	$68.2		$36.6

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011

        Net Sales.    For the three months ended March 31, 2012, net sales totaled $859.9 million, an increase of 9 percent compared to $787.9 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales prices of 9 percent (and also 9 percent on a constant currency basis) and flat sales volumes. Our overall sales price increase was primarily a result of increases in the prices of all of our electrovinyl products. Our overall sales volume was impacted by stronger demand in both Canada and U.S. and additional sales from the Exterior Portfolio acquisition in February 2011, offset by the previously disclosed unplanned outages at our chloralkali facility in our chlorovinyls segment at the end of the fourth quarter of 2011 and the beginning of the first quarter of 2012. The annual U.S. and Canadian housing starts increased 3 percent and 20 percent, respectively, from the first quarter of 2011 to the first quarter of this year, according to reports furnished jointly by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development issued in April 2012 and Canada Mortgage and Housing Corporation issued in April 2012.

        Gross Margin.    Total gross margin percentage increased to 12.0 percent of net sales for the three months ended March 31, 2012 from 9.6 percent of net sales for the three months ended March 31, 2011. This increase in gross margin percentage was primarily due to margin expansion in our aromatics and building products segments. The $27.8 million gross margin increase was primarily due to an increase in our sales volume for our aromatics and building products segments, increased sales prices for our electrovinyl products and a decrease in our overall raw material costs offset partially by lower sales volumes for our electrovinyl products. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. Chemical Market Associates, Incorporated ("CMAI") reported a price decrease of 15 percent for propylene, 13 percent for chlorine, 32 percent for natural gas and 4 percent for benzene from the first quarter of 2011 to the first quarter of this year, while the ethylene price increased 21 percent for the same time period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $47.7 million for the three months ended March 31, 2012, a 24 percent increase from the $38.5 million for the three months ended March 31, 2011. This selling, general and administrative expenses increase of $9.2 million is primarily due to: (i) $4.4 million of non-income tax reserves returned to income primarily in our building products segment during the first quarter of 2011 as the exposure was no longer probable, (ii) $1.3 million of advertising and promotional expenses related to the full quarter expense for the Exterior Portfolio business acquired on February 9, 2011 in our building products segment, and (iii) a $1.2 million increase in our bad debt expense during the quarter ended March 31, 2012 compared to March 31, 2011.

        Gain on sale of assets, restructuring expense and other, net.    Gain on sale of assets, restructuring expense and other, net, decreased by $13.0 million to a benefit of $12.4 million for the first three months of 2012 primarily due to a $17.4 million gain on the sale of our air separation plant in Plaquemine, Louisiana partially offset by other restructuring costs and $4.9 million of professional fees associated with an unsolicited offer to acquire the company.

        Interest Expense, net.    Interest expense, net decreased to $14.4 million for the three months ended March 31, 2012 from $16.5 million for the three months ended March 31, 2011. This decrease in interest expense, net of $2.1 million was primarily attributable to a lower overall debt balance during the three months ended March 31, 2012 compared to the same period in 2011. During 2011 we redeemed and repaid an aggregate of approximately $81.2 million of debt.

        Provision for income taxes.    The provision for income taxes was $18.4 million for the three months ended March 31, 2012 compared with a provision for income taxes of $7.4 million for the three months ended March 31, 2011. The increase in the provision for income taxes primarily resulted from a $34.2 million increase in pre-tax income. Our effective income tax rate for the three months ended March 31, 2012 was 34.3 percent as compared to 38.0 percent for the three months ended March 31, 2011. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities and the impact of the reversal of various uncertain tax positions. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to provisions for state tax, various permanent differences, the release of a portion of the valuation allowance against certain deferred tax assets in Canada, and the impact of various uncertain tax positions.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $329.5 million for the three months ended March 31, 2012, an increase of 1 percent compared with net sales of $326.3 million for the same quarter last year. The increase in net sales came primarily from our electrovinyls products group. The net sales increase was a result of an increase in our overall sales prices of 17 percent offset by a sales volume decrease of 14 percent as compared to the three months ended March 31, 2011. Our overall sales price increases were primarily due to the increase in the sales price of caustic soda, vinyl resin and vinyl compounds. According to CMAI, the caustic soda industry sales price increased 28 percent from the first quarter of 2011 to the first quarter of 2012. Our vinyl resin and vinyl compounds sales prices increased about 7 percent. Our overall chlorovinyls sales volume decrease of 14 percent was due to the previously disclosed unplanned outages at our chloralkali facility in our chlorovinyls segment at the end of the fourth quarter of 2011 and the beginning of the first quarter of 2012. North American vinyl resin industry sales volume increased 5 percent as a result of an increase in domestic sales volume of 13 percent offset by a decrease in exports of 8 percent, according to statistics from the American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") issued in April 2012.

        Operating Income.    Operating income increased by $14.2 million to $51.9 million for the three months ended March 31, 2012 from $37.7 million for the three months ended March 31, 2011. This operating income increase was due primarily to the $17.4 million gain from the sale of our air separation unit in Plaquemine, Louisiana. After adjusting for the impact of the $17.4 million gain, we experienced an operating income decrease of $3.2 million due to a decline in our overall sales volume caused by the previously disclosed unplanned outages at our chloralkali facility in our chlorovinyls segment at the end of the fourth quarter of 2011 and the beginning of the first quarter of 2012 and higher ethylene cost, offset partially by the increase in the sales price of caustic soda, vinyl resin and vinyl compounds and lower chlorine and natural gas cost. CMAI reported that industry prices of our primary feedstocks chlorine and natural gas decreased 13 percent and 32 percent, respectively, from the same period of last year while ethylene prices increased 21 percent for the same time period. Our chlorovinyls operating rate decreased from about 66 percent for the first three months of 2011 to about 63 percent for the same period this year.

Building Products Segment

        Net Sales.    Net sales totaled $187.2 million for the three months ended March 31, 2012, an increase of 19 percent compared to $157.5 million for the same quarter last year (an increase of 20 percent on a constant currency basis). The net sales increase was driven by stronger demand in both Canada and the U.S. across a number of our building product lines, aided in part by favorable weather conditions and the benefit of the acquisition of Exterior Portfolio in February 2011. After adjusting for the impact of the acquisition, volume increased 13 percent in the quarter. According to PIPS industry data for our products, North America extruded vinyl resin volumes increased 20 percent during the first quarter of 2012. For the first quarter of 2012, our building products segment geographical sales to the U.S. increased to 52 percent while Canadian sales declined to 47 percent, compared to U.S. sales of 50 percent and Canadian sales of 49 percent for the same period in 2011.

        Operating Loss.    Operating loss of $6.4 million for the three months ended March 31, 2012 decreased by $5.7 million from an operating loss of $12.1 million for the three months ended March 31, 2011. The reduction in operating loss resulted from improved gross margins as a result of higher sales volumes, improved conversion costs and the addition of Exterior Portfolio offset, in part, by higher material and selling, general, and administrative costs. The first quarter of 2011 included the net benefit of $1.2 million relating to a $3.6 million reversal of a non-income tax reserve as the exposure was no longer probable, partially offset by acquisition costs and one time fair value amortization of inventory of $2.4 million relating to the Exterior Portfolio acquisition.

Aromatics Segment

        Net Sales.    Net sales were $343.2 million for the three months ended March 31, 2012, an increase of 13 percent compared to $304.1 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales volume of 21 percent offset by a sales price decrease of 7 percent as compared to the three months ended March 31, 2011. Our overall aromatics sales volumes increased as a result of increases in the sales volume of cumene of 54 percent, partially offset by decreases in phenol and acetone sales volumes of about 23 percent. Our cumene sales volume increases were due to increased contract sales as well as some domestic and export opportunistic spot sales. Our overall average sales prices decreased as a result of a decrease in the price of cumene of 7 percent, and a decrease in the price of phenol and acetone of 5 percent. The sales price decreases reflect lower costs for the feedstocks benzene and propylene.

        Operating Income.    Operating income increased by $17.7 million to $37.5 million for the three months ended March 31, 2012 from $19.8 million for the three months ended March 31, 2011. This increase in operating income was due primarily to an increase in aromatics sales volumes and a decrease in our raw materials costs that more than offset sales price decreases for all of our aromatics products. Our aromatics operating rate increased from 84 percent for the first three months of 2011 to about 94 percent for the same period of this year. Overall raw material costs decreased 10 percent from the first three months of 2011 to the same period of this year, primarily as a result of decreases in benzene and propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, decreased 4 percent and 15 percent, respectively from the same period of last year.

Liquidity and Capital Resources

        Operating Activities.    For the three months ended March 31, 2012, we used $85.5 million of cash in operating activities as compared with $76.6 million for the three months ended March 31, 2011. The working capital used in the three months ended March 31, 2012 and March 31, 2011 was $126.8 million and $115.9 million, respectively. The usage of cash for working capital for the three months ended March 31, 2012 included an increase of $143.7 million due to receivables, a $47.7 million increase due to inventory, a $13.5 million decrease due to accrued liabilities, and $11.3 million due to interest payments and is offset by the increases in cash flows provided by accounts payable of $81.4 million and accrued income taxes of $16.7 million. Net working capital at March 31, 2012 of $433.6 million reflects an increase of $48.9 million from December 31, 2011.

        For the three months ended March 31, 2011, the usage of cash for working capital included an increase of $100.1 million due to receivables, $73.6 million due to inventory, $24.9 million due to accrued compensation, and $9.5 million due to interest payments and is offset by the increase in cash flow provided by accounts payable of $100.8 million.

        Investing Activities.    Net cash provided by investing activities was $5.8 million for the three months ended March 31, 2012 compared to the net cash used in investing activities of $82.5 million for the three months ended March 31, 2011. The change for these periods includes the sale of our on-site air separation unit for $18.0 million that resulted in a $17.4 million gain that was included in operating results during the quarter ended March 31, 2012 and the $71.6 million acquisition of Exterior Portfolio for the quarter ended March 31, 2011. Capital expenditures used cash of $13.5 million and $10.9 million in the three months ended March 31, 2012 and 2011, respectively.

        Financing Activities.    Cash provided by financing activities was $29.0 million for the three months ended March 31, 2012 compared with $69.3 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we drew a net of $29.0 million under our ABL Revolver primarily to fund increased working capital demands. Over the next twelve months, we expect to repay the $29.0 million of borrowings outstanding on our ABL Revolver and therefore, we have classified this debt as current in our consolidated balance sheet as of March 31, 2012.

        Short-Term Borrowings from Banks.    At March 31, 2012 we had a maximum borrowing capacity of $300.0 million under our ABL Revolver and net of outstanding letters of credit of $12.9 million and current borrowings of $29.0 million, we had availability of $258.1 million.

($ in millions)	As of and for the quarter ended March 31, 2012
Short-Term Borrowings from Banks:
Outstanding amount at period end	$29.0
Weighted average interest rate at period end	4.8%
Average daily amount outstanding for the period	$6.7
Weighted average daily interest rate for the period	4.8%
Maximum month end amount outstanding during the period	$29.0

        Management believes based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand of $39.0 million and the availability to borrow an additional $258.1 million under our ABL Revolver as of March 31, 2012, the Company has adequate funding for the foreseeable future to make required payments of interest on our debt, fund our working capital and capital expenditure requirements and comply with the financial ratios of the ABL Revolver and covenants under the indenture for our 9.0 percent senior secured notes. The company has no required payments of principal on its debt until January 2016. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our ABL revolver and the indenture for our 9.0 percent senior secured notes, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to further reduce our debt through early redemptions of our outstanding 9.0 percent senior secured notes.

        Contractual Obligations.    Information related to our contractual obligations at December 31, 2011 can be found in our 2011 Annual Report on Form 10-K in Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our contractual obligations at March 31, 2012 have decreased by approximately 9 percent since December 31, 2011. The decrease from December 31, 2011 is primarily related to a decrease in our raw material feed stocks purchase obligations due to consumption in production during the period and partially offset by drawing on the ABL Revolver during the first quarter of 2012 to fund seasonal working capital demands.

Outlook

        We based our 2012 operating plans on conservative macro-economic assumptions regarding the main drivers of our businesses. We assume a slight recovery in U.S. and Canadian housing starts and, gross domestic product ("GDP") growth in both the U.S. and Canada greater than 2 percent over 2011, a continuation of favorable conditions for PVC exports, and natural gas costs lower than 2011. During the first quarter of 2012, macro-economic conditions met or exceeded these assumptions and contributed to our first quarter financial results.

        We continue to expect we will invest $80 million to $90 million of capital expenditures in our businesses in 2012. In our Chlorovinyls and Aromatics segments, we expect we will make the productivity and reliability investments that are required to run the higher operating rates we expect in the coming years. In our Building Products segment, we expect to invest in productivity improvements as well as accelerating our new product development efforts ahead of the expected eventual recovery in these markets.

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report").

Critical Accounting Policies

        During the three months ended March 31, 2012, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2011 Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes with respect to our exposure to market risks from those set out in such report.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of March 31, 2012.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        The fifth through eighth paragraphs of Note 9 to the accompanying unaudited condensed consolidated financial statements are incorporated by reference herein.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our 2011 Annual Report. During the quarter ended March 31, 2012, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position, results of operations or cash flows.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2011 Annual Report.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

Item 6.    EXHIBITS

Exhibits
4.1	Rights Agreement, dated as of January 16, 2012, by and between Georgia Gulf Corporation and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to the company's registration rights agreement on Form 8A filed with the SEC on January 17, 2012 and incorporated by reference herein).
10.1
Georgia Gulf Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012 and incorporated by reference herein).
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: May 4, 2012	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2012	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)