Form 10-Q
period 2012-06-30
GEORGIA GULF CORP /DE/
filed 2012-08-06
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2012
Common Stock, $0.01 par value	34,520,260

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2012
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$55,389	$88,575
Receivables, net of allowance for doubtful accounts of $4,428 at 2012 and $4,225 at 2011	387,961	256,749
Inventories	284,324	287,554
Prepaid expenses and other	14,242	15,750
Deferred income taxes	17,939	14,989

Total current assets	759,855	663,617
Property, plant and equipment, net	634,053	640,900
Goodwill	214,156	213,608
Intangible assets, net	45,029	46,715
Deferred income taxes	3,980	3,770
Other assets, net	66,435	75,601

Total assets	$1,723,508	$1,644,211

Liabilities and Stockholders' Equity
Accounts payable	$209,233	$168,187
Interest payable	20,839	20,931
Income taxes payable	1,877	1,202
Accrued compensation	19,777	19,743
Other accrued liabilities	59,471	68,825

Total current liabilities	311,197	278,888
Long-term debt	497,665	497,464
Lease financing obligation	109,287	109,899
Liability for unrecognized income tax benefits	19,615	23,711
Deferred income taxes	180,992	181,465
Other non-current liabilities	64,181	64,120

Total liabilities	1,182,937	1,155,547

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding: 34,279,165 at 2012 and 34,236,402 at 2011	343	342
Additional paid-in capital	486,340	480,530
Accumulated other comprehensive loss, net of tax	(18,161)	(18,151)
Retained earnings	72,049	25,943

Total stockholders' equity	540,571	488,664

Total liabilities and stockholders' equity	$1,723,508	$1,644,211

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net sales	$867,713	$831,711	$1,727,642	$1,619,648
Operating costs and expenses:
Cost of sales	780,941	748,725	1,537,336	1,460,953
Selling, general and administrative expenses	51,727	48,183	99,456	86,669
Gain on sale of assets	—	(1,150)	(17,386)	(1,150)
Transaction related costs, restructuring and other, net	6,645	443	11,581	1,025

Total operating costs and expenses	839,313	796,201	1,630,987	1,547,497

Operating income	28,400	35,510	96,655	72,151
Interest expense, net	(14,543)	(16,919)	(28,936)	(33,389)
Loss on early redemption of debt	—	(1,100)	—	(1,100)
Foreign exchange loss	(255)	(340)	(402)	(940)

Income before income taxes	13,602	17,151	67,317	36,722
(Benefit) provision for income taxes	(17)	2,563	18,384	10,007

Net income	$13,619	$14,588	$48,933	26,715

Earnings per share:
Basic	$0.39	$0.42	$1.41	$0.77
Diluted	$0.39	$0.42	$1.40	$0.77
Dividends declared per share of common stock	$0.08	$—	$0.08	$—
Weighted average common shares:
Basic	34,451	33,976	34,346	33,971
Diluted	34,638	34,002	34,521	33,992

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Comprehensive income	$10,663	$14,953	$48,923	$32,055

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$48,933	$26,715
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44,975	51,842
Loss on early redemption of debt	—	1,100
Foreign exchange loss (gain)	23	(85)
Deferred income taxes	(2,811)	5,194
Stock compensation	6,076	4,305
Gain on sale of assets	(17,386)	(1,150)
Other non-cash items	1,750	2,317
Change in operating assets, liabilities and other	(96,549)	(162,676)

Net cash used in operating activities	(14,989)	(72,438)

Cash flows from investing activities:
Capital expenditures	(40,669)	(23,692)
Proceeds from sale of property, plant and equipment	21,715	153
Acquisition, net of cash acquired	—	(71,623)

Net cash used in investing activities	(18,954)	(95,162)

Cash flows from financing activities:
Repayments on ABL revolver	(183,400)	(203,646)
Borrowings on ABL revolver	183,400	314,205
Repayment of long-term debt	—	(22,917)
Fees paid related to financing activities	—	(1,480)
Excess tax benefits from share-based payment arrangements	105	65
Stock compensation plan activity	(371)	39

Net cash (used in) provided by financing activities	(266)	86,266

Effect of exchange rate changes on cash and cash equivalents	1,023	262

Net change in cash and cash equivalents	(33,186)	(81,072)

Cash and cash equivalents at beginning of period	88,575	122,758

Cash and cash equivalents at end of period	$55,389	$41,686

See accompanying notes to unaudited condensed consolidated financial statements

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our financial condition as of, and our operating results for the three month and six month periods ended, June 30, 2012 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2012 or any other interim period.

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

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three and six month periods ended June 30, 2012 from those disclosed in the 2011 Annual Report.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards ("IFRS"). Implementation of this standard on January 1, 2012 did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, which amends ASC Topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This amendment also required the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income; however, in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. During the deferral period, companies are required to report reclassifications out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. Also during this deferral period, companies will not be required to separately present or disclose the reclassification adjustments in net income. The FASB plans to re-evaluate this requirement, and is expected to reach a final decision during 2012. All

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In December 2011, the FASB issued ASU 2011-11, which amends ASC Topic 210, Balance Sheet. The objective of this amendment is to provide enhanced disclosures that will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of this update. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210 or ASC 815 or (2) subject to an enforceable master netting arrangement or similar agreement. Implementation of this standard is required for fiscal years beginning on or after January 1, 2013. We are currently evaluating the amendment, but do not expect it will have a material impact on our consolidated financial statements.

3. RESTRUCTURING ACTIVITIES

        In December 2011, we initiated a restructuring plan (the "Fourth Quarter 2011 Restructuring Plan") that consisted of (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three plants, two in the window and door profiles business and one in the pipe business. In connection with the Fourth Quarter 2011 Restructuring Plan, we incurred costs related to termination benefits, including severance, operating lease termination costs, asset impairment charges, relocation, and other exit costs. For the three and six months ended June 30, 2012, severance and other exit costs were immaterial.

        In May 2011, in conjunction with our integration strategy for Exterior Portfolio, we simplified some redundant selling, general and administrative functions. As part of this initiative, the company completed a restructuring and consolidation plan within the siding business to optimize the organizational structure, which resulted in $0.4 million of restructuring costs being incurred for the three and six months ended June 30, 2011, which are included in the table below in Other. We do not expect any further costs associated with the integration of the Exterior Portfolio acquisition into our operations.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 Exit or Disposal Cost Obligations and related accounting standards. For the three months and six months ended June 30, 2011, we incurred and paid nil and $0.6 million related to the settlement of pension and postretirement benefits from our permanently shut down PVC manufacturing facility in Sarnia. We do not expect there to be any further future costs associated with the Fourth Quarter 2008 Restructuring Plan. During the three months ended June 30, 2011, we incurred a recovery of $1.2 million related to the sale of manufacturing equipment associated with a prior restructuring plan to shut down a PVC manufacturing facility in Oklahoma. This recovery is included in restructuring (income) expense in the condensed consolidated statements of income for the three and six months ended June 30, 2011. This recovery is included in the tables below as income in the additions column and as a receivable reclassified out of the ending balance column in the foreign exchange and other adjustments column for the periods presented.

        A summary of our restructuring activities by reportable segment for the three and six months ended June 30, 2012 and 2011 is as follows:

(In thousands)	Balance at March 31, 2012	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2012
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$70	$—	$—	$(1)	69
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	916	—	(220)	(20)	676
Fourth Quarter 2011 Restructuring Plan:
Involuntary termination benefits	1,875	(3)	(446)	(37)	1,389
Other:
Involuntary termination benefits	163	—	(25)	(3)	135
Corporate
Other:
Involuntary termination benefits	157	—	(104)	267	320

Total	$3,181	$(3)	$(795)	$206	$2,589

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2011	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2012
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$69	$—	$—	$—	69
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	898	—	(220)	(2)	676
Fourth Quarter 2011 Restructuring Plan:
Involuntary termination benefits	2,061	110	(778)	(4)	1,389
Other:
Involuntary termination benefits	221	(5)	(79)	(2)	135
Corporate
Other:
Involuntary termination benefits	154	271	(104)	(1)	320

Total	$3,403	$376	$(1,181)	$(9)	$2,589

(In thousands)	Balance at March 31, 2011	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$89	$—	$(17)	$1	$73
Exit costs	134	(1,150)	116	1,151	251
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	958	—	(15)	4	947
Other:
Involuntary termination benefits	63	443	(73)	1	434
Corporate
Other:
Involuntary termination benefits	161	—	—	1	162

Total	$1,405	$(707)	$11	$1,158	$1,867

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at June 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	$634	$(806)	$137	$73
Exit costs	130	(1,150)	116	1,155	251
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(52)	(194)	25	947
Other:
Involuntary termination benefits	86	443	(97)	2	434
Corporate
Other:
Involuntary termination benefits	156	—	—	6	162

Total	$1,648	$(125)	$(981)	$1,325	$1,867

        For the three and six months ended June 30, 2012, there was a $0.5 million and $0.8 million net reversal, respectively of impairment of tangible long-lived assets incurred in December 2011. The reversal was due to the value at which equipment from our Milford, Indiana facility was sold exceeding our initial fair value assessment in connection with our restructuring activities as a result of the Fourth Quarter 2011 Restructuring Plan. This reversal of impairment charges is included in transaction related costs, restructuring expense and other, net, in the condensed consolidated statement of income for the three and six months ended June 30, 2012. There were no impairment charges of tangible long-lived assets for the three and six months ended June 30, 2011.

        In addition, we have incurred $7.1 million and $12.0 million during the three and six months ended June 30, 2012 in professional fees associated with the proposed merger with the commodity chemical business of PPG Industries Inc. with the company and an unsolicited offer by Westlake Chemical Corporation to acquire the company that is included in transaction related costs, restructuring expense and other, net, in the condensed consolidated statement of income for the three and six months ended June 30, 2012.

4. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Raw materials	$110,450	$113,813
Work-in-progress and supplies	7,123	6,633
Finished goods	166,751	167,108

Inventories	$284,324	$287,554

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Machinery and equipment	$1,450,977	$1,425,297
Land and land improvements	88,791	89,364
Buildings	200,355	203,621
Construction-in-progress	36,688	38,975

Property, plant and equipment, at cost	1,776,811	1,757,257
Accumulated depreciation	1,142,758	1,116,357

Property, plant and equipment, net	$634,053	$640,900

6. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Advances for long-term purchase contracts	$25,376	$31,154
Investment in joint ventures	5,679	6,419
Deferred financing costs, net	16,925	18,740
Long-term assets held for sale	14,070	14,750
Other	4,385	4,538

Total other assets, net	$66,435	$75,601

        The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments over the terms of the related contracts. Assets held for sale include real estate properties in the U.S. In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million, resulting in a gain of $17.4 million that is included in gain on sale of assets in the condensed consolidated statement of income for the six months ended June 30, 2012. This air separation unit was included in assets held for sale, in the amount of $0.6 million, as of December 31, 2011. Concurrent with the sale, we entered into a long-term supply agreement with the purchaser to supply these products at market prices.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill.    The following table provides the detail of goodwill at December 31, 2011 and the changes made to goodwill by reportable segment during the six months ended June 30, 2012.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2011	$242,855	$158,446	$401,301
Accumulated impairment losses at December 31, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2011	$187,368	$26,240	$213,608

Gross goodwill at December 31, 2011	$242,855	$158,446	$401,301
Adjustment to preliminary allocation of purchase price for acquisition	—	1,084	1,084
Foreign currency translation adjustment	(536)	—	(536)

Gross goodwill at June 30, 2012	242,319	159,530	401,849
Accumulated impairment losses at June 30, 2012	(55,487)	(132,206)	(187,693)

Net goodwill at June 30, 2012	$186,832	$27,324	$214,156

        Indefinite lived intangible assets.    At June 30, 2012 and December 31, 2011 our indefinite-lived assets consisted only of trade names. The following table provides the indefinite-lived intangible assets by reporting segment as of June 30, 2012 and December 31, 2011 and the changes to indefinite-lived intangible assets during the six months ended June 30, 2012.

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2011	$364	$8,701	$9,065

Foreign currency translation adjustment	(2)	(10)	(12)

Balance at June 30, 2012	$362	$8,691	$9,053

        Finite-lived intangible assets.    At June 30, 2012 and December 31, 2011, we also had customer relationship and technology intangible assets that relate to our building products segment, which are

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

our only finite-lived intangible assets. The following tables provide the detail of finite-lived intangible assets at June 30, 2012 and December 31, 2011.

(In thousands)	Building Products
Gross carrying amounts at June 30, 2012:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at June 30, 2012:
Customer relationships	(7,777)
Technology	(8,852)

Total	(16,629)
Foreign currency translation adjustment and other at June 30, 2012:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at June 30, 2012:
Customer relationships	27,461
Technology	8,515

Total	$35,976

(In thousands)	Building Products
Gross carrying amounts at December 31, 2011:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at December 31, 2011:
Customer relationships	(6,860)
Technology	(8,095)

Total	(14,955)
Foreign currency translation adjustment and other at December 31, 2011:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2011:
Customer relationships	28,378
Technology	9,272

Total	$37,650

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The weighted average estimated useful life for the customer relationships is approximately 16 years. Technology has a weighted average estimated useful life of approximately 7 years. Amortization expense for the finite-lived intangible assets was $0.8 million for both the three month periods ended June 30, 2012 and June 30, 2011. For the six months ended June 30, 2012 and June 30, 2011, the amortization expense was $1.7 million and $1.4 million, respectively. Total finite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

        In December 2009, we refinanced part of our debt and entered into a senior secured asset-based revolving credit agreement due January 2016 (the "ABL Revolver") and issued $500.0 million in principal amount of 9.0 percent senior secured notes due 2017 (the "9.0 percent notes"). On June 30, 2012 and December 31, 2011, we had nil in outstanding principal borrowed under the ABL Revolver. At June 30, 2012 and December 31, 2011, we had outstanding letters of credit totaling $12.9 million and $15.8 million, respectively. On June 30, 2012 and December 31, 2011 we had $497.7 million and $497.5 million outstanding, net of original issuance discount, on the 9.0 percent notes. These balances are classified as noncurrent in the condensed consolidated balance sheets.

        The weighted average interest rate under the ABL Revolver was 4.8 percent and 4.3 percent as of June 30, 2012 and December 31, 2011, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a fee in respect of the unutilized commitments and we must also pay customary letter of credit fees equal to the applicable margin on London Interbank Offered Rate loans and agency fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we comply with a minimum fixed charge coverage ratio of at least 1.10 to 1.00. At June 30, 2012 and December 31, 2011 excess availability was $287.1 million and $284.2 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness including the 9.0 percent notes; amend or otherwise alter terms of certain indebtedness, including the 9.0 percent notes; engage in certain transactions with affiliates; and alter the business that we conduct.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION (Continued)

        Interest on the 9.0 percent notes is payable January 15 and July 15 of each year. On or after January 15, 2014, we may redeem the notes in whole or in part, initially at 104.5 percent of their principal amount, and thereafter at prices declining annually to 100 percent on or after January 15, 2016. During any twelve-month period prior to January 15, 2014, we may make optional redemptions of up to 10 percent of the aggregate principal amount of the 9.0 percent notes at a redemption price of 103.0 percent of such principal amount plus any accrued and unpaid interest. In addition, prior to January 15, 2013, we may redeem up to 35 percent of the aggregate principal amount of the notes at a redemption price equal to 109.0 percent of such principal amount, plus any accrued and unpaid interest. In addition, we may redeem some or all of the notes at any time prior to January 15, 2014 at a price equal to the principal amount thereof plus a make-whole premium and any accrued and unpaid interest. The 9.0 percent notes are secured by substantially all of our assets and contain certain restrictive covenants including restrictions on debt incurrence, granting of liens, dividends, acquisitions and investments.

        On April 4, 2011, we redeemed all of our 7.125 percent senior notes due 2013 and 9.5 percent senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. On October 20, 2011, we redeemed all of our 10.75 percent senior subordinated notes due 2016 at $105.375 per $100 face value of such notes, for an aggregate payment of $44.1 million, including early redemption costs. The redemption of these notes required payments on original issuance discounts and retirement premiums that were recorded throughout 2011 in the period of redemption. There were no such charges in the six months ended June 30, 2012. On December 29, 2011 we repaid in full our other note payable for $18.0 million.

        Lease Financing Obligation.    At June 30, 2012 and December 31, 2011, we had a lease financing obligation of $109.3 million and $109.9 million, respectively. The change from the December 31, 2011 balance is due to the change in the Canadian dollar exchange rate for the period ended June 30, 2012. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of 10 years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer lessor resulting in the transaction being recorded as a financing transaction rather than a sale for generally accepted accounting principle purposes. As a result, the land, building and related accounts continue to be recognized in the condensed consolidated balance sheets. The amount of the collateralized letter of credit was $5.9 million and $8.0 million as of June 30, 2012 and December 31, 2011, respectively. We are not obligated to repay the lease financing obligation amount of $109.3 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements at June 30, 2012 are $3.7 million in 2012, $7.6 million in 2013, $7.6 million in 2014, $7.9 million in 2015, $7.9 million in 2016, and $2.0 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed at December 31, 2011 is due to current period payments and the change in the Canadian dollar exchange rate as of June 30, 2012.

9. COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. In 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During 2007, we reached agreement with the USEPA regional office responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. The parties have executed a consent decree, which was approved by the federal district court in Atlanta, Georgia. Under the consent decree, we were required to, among other things; undertake certain other environmental improvement capital projects. We estimate that the remaining cost of completing these capital projects is approximately $2.6 million.

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

        On January 18, 2012, a putative shareholder class action styled Mark James v. Georgia Gulf Corporation, et al., was filed against the company and the individual members of its board of directors (collectively, the "Board") in the Superior Court of DeKalb County, Georgia. The complaint generally alleged that the Board breached its fiduciary duties to the company's shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake Chemical Corporation ("Westlake") in connection with Westlake's unsolicited proposal (the "Proposal"), refusing Westlake's request to perform certain due diligence, and adopting a shareholder rights plan (the "Rights Plan") as a defense to the Proposal.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        On January 31, 2012, a second putative shareholder class action styled Wilbert B. Morales, Jr. v. Paul D. Carrico, et al. (the "Morales Complaint"), was filed against the Board in the Superior Court of DeKalb County, Georgia. The complaint generally alleged that the Board breached its fiduciary duties to the company's shareholders by, among other things, refusing to enter into meaningful negotiations with Westlake in connection with the Proposal, failing to consider all available information and alternate transactions, and adopting the Rights Plan as a defense to the Proposal. On February 15, 2012, the Superior Court of DeKalb County, Georgia, entered an order consolidating the two actions into one action styled In Re Georgia Gulf Corporation Shareholder Litigation (the "Consolidated Action"). On April 2, 2012, plaintiffs filed a notice designating the Morales Complaint as the operative complaint in the Consolidated Action. The defendants in the Consolidated Action filed a motion to dismiss the Consolidated Action in May 2012. Thereafter, the plaintiffs in the Consolidated Action agreed to dismiss the Consolidated Action without prejudice and on June 15, 2012 the consolidated action was dismissed without prejudice.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount, up to an aggregate one-time amount of about $2.3 million. At June 30, 2012, we had incurred an aggregate of approximately $2.0 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $3.2 million accrual in liabilities as of June 30, 2012. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

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

        On February 13, 2012, the United States Environmental Protection Agency issued its final rule to update emissions limits for air toxics from polyvinyl chloride and copolymers production ("PVC production"). The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, was published in the Federal Register on April 17, 2012. The rule establishes new, more stringent, emission standards for certain regulated "hazardous air pollutants," including vinyl chloride monomer. The rule sets maximum achievable control technology ("MACT") standards for major sources of PVC production. The final rule also establishes certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to those requirements would have three years from the effectiveness of the rule to come into compliance. The final rule was promulgated following extensive input from a variety of stakeholders, including industry participants, during the formal comment period, as well as several scheduled public hearings. Following the publication of the rule in the Federal Register, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers, and several environmental groups. These legal challenges will likely impact the timing of the implementation of a final rule. We have conducted a preliminary evaluation of the potential impact of a final rule on our operations. This preliminary evaluation is based on the final rule as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

come into compliance with the existing final rule. Based on this preliminary evaluation, we expect that the capital expenditures necessary to achieve compliance with the existing final rule to be less than $15 million.

10. EARNINGS PER SHARE

        We calculate earnings per share using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. For both the three and six months ended June 30, 2012, there are 0.5 million weighted average restricted stock unit participating securities. For both the three and six months ended June 30, 2011, there are 0.9 million weighted average restricted stock unit participating securities.

        In computing diluted earnings per share for both the three and six months ended June 30, 2012, common stock equivalents of 0.3 million shares were not included due to their anti-dilutive effect. For both the three and six months ended June 30, 2011, common stock equivalents of 0.2 million shares were not included due to their anti-dilutive effect.

        Computations of basic and diluted earnings per share are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Basic earnings per share
Net income	$13,619	$14,588	$48,933	$26,715
Deduct: Net income attributable to participating securities	121	376	639	690

Net income attributable to common stockholders	$13,498	$14,212	$48,294	$26,025

Weighted average common shares—Basic	34,451	33,976	34,346	33,971
Total basic earnings per common share	$0.39	$0.42	$1.41	$0.77

Diluted earnings per share
Net income attributable to common stockholders	$13,498	$14,212	$48,294	$26,025

Weighted average common shares—Basic	34,451	33,976	34,346	33,971
Plus: Dilutive effect of stock options and awards	187	26	175	21

Weighted average common shares—Diluted	34,638	34,002	34,521	33,992

Total diluted earnings per share	$0.39	$0.42	$1.40	$0.77

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE RETIREMENT PLANS

        The following table provides the components of the net periodic benefit cost (income) for all of our pension plans:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Components of net periodic benefit cost (income):
Interest cost	$1,806	$1,826	$3,613	$3,703
Expected return on assets	(2,171)	(2,381)	(4,342)	(4,769)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss recognized due to settlement	—	—	—	591
Actuarial loss	421	247	841	493

Total net periodic benefit cost (income)	$57	$(307)	$114	$20

        Our major assumptions used to determine the net periodic benefit cost (income) for our U.S. pension plans are presented as follows:

	Six months ended June 30,
	2012	2011
Discount rate	5.00%	5.55%
Expected return on assets	8.25%	8.50%

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian pension plan. All future benefit obligations for this pension plan were fully funded in 2011 with a contribution in the amount of approximately $0.8 million with a corresponding restructuring charge recognized in the six months ended June 30, 2011.

        For the three and six months ended June 30, 2012 and 2011, we made no contributions to the U.S. pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the six months ended for both June 30, 2012 and 2011 of approximately nil and $0.4 million, respectively. There were no contributions in the form of direct benefit payments to the U.S. pension plans in either of the three month periods ended June 30, 2012 and 2011.

12. STOCKHOLDERS' EQUITY

        On January 16, 2012, the Board of Directors declared a dividend distribution of one preferred share purchase right (a "2012 Rights") for each share of common stock of the Company outstanding at the close of business on February 3, 2012. The 2012 Rights were issued pursuant to the terms of a Rights Agreement, dated as of January 16, 2012 (the "2012 Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent. On May 8, 2012, the Company entered into an amendment to the 2012 Rights Agreement which accelerated the expiration date of the Rights Agreement to May 9, 2012. As a result, the 2012 Rights Agreement has terminated and no 2012 Rights are issuable thereunder.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        On May 21, 2012 the Company's Board of Directors declared an $0.08 per share cash dividend, with a record date of June 28, 2012 and a payment date of July 10, 2012.

13. STOCK-BASED COMPENSATION

        On May 17, 2011, our shareholders approved the Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). Under the 2011 Plan, we are authorized to grant various stock-based compensation awards for up to 1,800,000 shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of June 30, 2012, there were 1,219,736 shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our other equity compensation plans.

        Total after-tax share-based compensation expense by type of award was as follows:

	Six Months Ended June 30,
(In thousands)	2012	2011
Restricted and deferred stock units expense	$6,054	$4,151
Stock options expense	22	154

Before-tax share-based compensation expense	6,076	4,305
Income tax benefit	(1,986)	(1,388)

After-tax share-based compensation expense	$4,090	$2,917

        The amount of share-based compensation expense capitalized in periods presented was not material.

        As of June 30, 2012 and 2011, we had approximately $11.5 million and $8.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of approximately one year. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $2.0 million and $1.9 million, respectively.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        Stock Options.    A summary of stock option activity under all plans as of and for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2012	132,664		$297.41
Exercised	—
Expired	3,626		583.75
Forfeited	—

Outstanding on June 30, 2012	129,038	5.3	$289.37	$225

Exercisable as of June 30, 2012	128,572	5.3	$290.38	$217
Vested or expected to vest as of June 30, 2012	129,038	5.3	$289.37	$225

        During the three and six months ended June 30, 2012 and 2011, we granted no options to purchase shares. Option exercise prices are equal to the closing price of our common stock on the date of grant. Options vest over a three-year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the three and six months ended June 30, 2011.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        Restricted Stock Units.    A summary of restricted stock unit activity under all plans as of and for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2012	792,815		$17.00
Granted	373,531		30.44
Vested and released	54,467		24.08
Forfeited	4,557		19.30

Outstanding on June 30, 2012	1,107,322	1.1	$21.18	$28,425

Vested or expected to vest as of June 30, 2012	1,100,543	1.0	$21.13	$28,251

        During the six months ended June 30, 2012 and 2011, we granted 373,531 and 289,003 restricted stock units, respectively. The restricted stock units normally vest over a one or three-year period. The weighted average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2012 and 2011, was $30.44 and $27.55, respectively, which is based on the stock price as of the date of grant or, in the case of the performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2012 and 2011 was $1.7 million and $0.3 million, respectively.

        In May 2012 and 2011, we granted PRSUs, which are a form of restricted stock unit in which the number of shares ultimately earned depends on our stock price performance measured against specified performance targets. Following each vesting period, the number of PRSUs subject to award is determined by multiplying the target award by a percentage ranging from 0 percent to 150 percent. The percentage is based on predetermined performance metrics related to our stock price for the stated period. The PRSUs are included with all restricted stock units in all calculations.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive loss includes unrealized gains and losses on derivative financial instruments designated as cash flow hedges, adjustments to pension liabilities, foreign currency translation of assets and liabilities of foreign subsidiaries, and effects of exchange rate changes on intercompany balances of a long-term nature. Amounts recorded in accumulated other comprehensive

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

loss, net of tax, as of December 31, 2011 and June 30, 2012, and changes within the period are as follows:

(In thousands)	Derivative Cash Flow Hedges	Accrued Pension Benefit Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(453)	$(40,291)	$22,593	$(18,151)
Net current period change	(24)	(276)	(1,006)	(1,306)
Reclassification adjustment for losses included in net income	453	843	—	1,296

Balance at June 30, 2012	$(24)	$(39,724)	$21,587	$(18,161)

        Other comprehensive income (loss) is derived from adjustments to reflect the unrealized gain on derivatives, change in pension liability adjustment and change in foreign currency translation adjustment. The components of other comprehensive income (loss) in the three and six month periods ended June 30, 2012 and 2011 are as follows:

(In thousands)	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Three months ended June 30, 2011
Unrealized loss on derivatives	$(885)	$(330)	$(555)
Change in pension liability adjustment	246	92	154
Change in foreign currency adjustment	1,222	456	766

Other comprehensive income	$583	$218	$365

Three months ended June 30, 2012
Unrealized gain on derivatives	$2,045	$763	$1,282
Change in pension liability adjustment	421	157	264
Change in foreign currency adjustment	(7,180)	(2,678)	(4,502)

Other comprehensive loss	$(4,714)	$(1,758)	$(2,956)

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

(In thousands)	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Six months ended June 30, 2011
Unrealized loss on derivatives	$(1,019)	$(380)	$(639)
Change in pension liability adjustment	1,823	680	1,143
Change in foreign currency adjustment	7,713	2,877	4,836

Other comprehensive income	$8,517	$3,177	$5,340

Six months ended June 30, 2012
Unrealized gain on derivatives	$684	$255	$429
Change in pension liability adjustment	904	337	567
Change in foreign currency adjustment	(1,604)	(598)	(1,006)

Other comprehensive loss	$(16)	$(6)	$(10)

15. INCOME TAXES

        Our effective income tax rate for the three and six months ended June 30, 2012 was a benefit of 0.1 percent and a provision of 27.3 percent, respectively, as compared to provisions of 15.0 percent and 27.3 percent for the three and six months ended June 30, 2011, respectively. The difference in the effective rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions ($3.3 million and $6.4 million for the three and six months ended June 30, 2012, respectively). The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to provisions for state tax, various permanent differences, the release of a portion of the valuation allowance against certain deferred tax assets in Canada, and the favorable impact of changes in various uncertain tax positions ($2.1 million and $1.7 million for the three and six months ended June 30, 2011, respectively).

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt, and commodity forward purchase contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair value of our 9.0 percent notes is based on quoted market values. Our natural gas forward purchase contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments.

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

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

          Level 3—Prices that are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the company's own data.

        The following is a summary of the carrying amount and estimated fair values of our long-term debt and natural gas forward purchase contracts as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0 percent senior secured notes due 2017	$497,665	$560,315	$497,464	$525,315
Level 2
Derivative instruments:
Natural gas forward purchase contracts liability	39	39	721	721

17. SEGMENT INFORMATION

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products currently consisting of siding, pipe and pipe fittings and deck and rail products are marketed under the Royal Building Products and Exterior Portfolio brand names, and are managed within the building products segment. The aromatics segment is also integrated and includes the product cumene and the co-products phenol and acetone.

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

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended June 30, 2012:
Net sales	$339,861	$275,479	$252,373	$—	$867,713
Intersegment revenues	73,210	—	137	(73,347)	—
Transaction related costs, restructuring and other, net	—	—	(471)	7,116	6,645
Operating income (loss)	34,461	(2,392)	15,429	(19,098)	28,400
Depreciation and amortization	11,375	378	9,484	1,136	22,373
Three months ended June 30, 2011:
Net sales	$323,663	$233,892	$274,156	$—	$831,711
Intersegment revenues	70,439	—	—	(70,439)	—
Gain on sale of assets	(1,150)	—	—	—	(1,150)
Transaction related costs, restructuring and other, net	—	—	443	—	443
Operating income (loss)	37,826	(7,448)	16,891	(11,759)	35,510
Depreciation and amortization	14,582	353	10,390	1,067	26,392

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Six months ended June 30, 2012:
Net sales	$669,374	$618,656	$439,612	$—	$1,727,642
Intersegment revenues	138,978	—	314	(139,292)	—
Gain on sale of assets	(17,386)	—	—	—	(17,386)
Transaction related costs, restructuring and other, net	—	—	(719)	12,300	11,581
Operating income (loss)	86,378	35,164	9,004	(33,891)	96,655
Depreciation and amortization	22,483	761	19,478	2,253	44,975
Six months ended June 30, 2011:
Net sales	$649,983	$538,005	$431,660	$—	$1,619,648
Intersegment revenues	134,700	—	3	(134,703)	—
Gain on sale of assets	(1,150)	—	—	—	(1,150)
Transaction related costs, restructuring and other, net	635	—	390	—	1,025
Operating income (loss)	75,565	12,334	4,825	(20,573)	72,151
Depreciation and amortization	29,181	713	19,749	2,199	51,842

Sales by Product Line

        The table below summarizes sales by product. Our electrovinyls products are primarily comprised of chlorine/caustic soda, VCM and vinyl resins. Our compound products are comprised of vinyl

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT INFORMATION (Continued)

compounds and compound additives. Our outdoor building products are comprised of siding, pipe and pipe fittings, deck and rail.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Chlorovinyls
Electrovinyl products	$217,302	$209,794	$424,860	$428,563
Compound products	122,559	113,869	244,514	221,420

Total	339,861	323,663	669,374	649,983

Aromatics
Cumene products	181,699	138,064	433,457	318,810
Phenol/acetone products	93,780	95,828	185,199	219,195

Total	275,479	233,892	618,656	538,005

Building Products
Window & Door Profiles and Moulding products	90,985	95,635	157,782	160,808
Outdoor Building products	161,388	178,521	281,830	270,852

Total	252,373	274,156	439,612	431,660

Total net sales	$867,713	$831,711	$1,727,642	$1,619,648

18. SUBSEQUENT EVENT—PROPOSED MERGER

        On July 18, 2012, Georgia Gulf Corporation ("Georgia Gulf" or the "Company"), PPG Industries, Inc. ("PPG"), Eagle Spinco Inc., a wholly-owned subsidiary of PPG ("Spinco"), and Grizzly Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will acquire PPG's chlor-alkali and derivatives business (the "Business") in a Reverse Morris Trust transaction (the "Merger"). Prior to the Merger and pursuant to a Separation Agreement (the "Separation Agreement"), dated as of July 18, 2012, between PPG and Spinco, PPG will, among other things, transfer the Business to Spinco and, thereafter, PPG will distribute to PPG stockholders all of the issued and outstanding shares of Spinco (the "Distribution"). Immediately following the Distribution, Spinco will be merged with the Company or one of the Company's subsidiaries.

        Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then-outstanding are expected to be automatically converted into the greater of 35.2 million shares of the Company's common stock (the "Company Common Stock") and 50.5 percent of the Company Common Stock. The Company's existing stockholders will continue to hold the remaining approximately 49.5 percent of the Company's Common Stock.

        The transaction value of approximately $2.1 billion consists of $900 million of cash to be paid to PPG, approximately $95 million of assumed debt, about $87 million of minority interest, and Georgia Gulf shares to be received by PPG shareholders valued at $1.0 billion based on Georgia Gulf's closing stock price on July 18, 2012 (the date of execution of the Merger Agreement).

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUBSEQUENT EVENT—PROPOSED MERGER (Continued)

        The Company has obtained commitments for the initial financing of the transaction in the form of bridge and term loans from Barclays Capital and JP Morgan. The company expects to replace the bridge loan at or shortly after the closing of the transaction with $660 million of unsecured notes that would mature eight years after the date of issuance, and be subject to a five year no-call period.

        The consummation of the Merger is subject to various customary closing conditions, including (i) approval by the Company's stockholders, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, (iii) completion of the Distribution, (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction, (v) obtaining other regulatory approvals necessary to complete the Merger, and (vi) the absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the transaction.

        Completion of the transaction is anticipated to occur in late 2012 or early 2013, although there can be no assurance the transaction will occur within the expected timeframe or at all.

19. SUPPLEMENTAL GUARANTOR INFORMATION

        Georgia Gulf Corporation is a holding company for all of its wholly and majority owned subsidiaries. Our payment obligations under the indenture for our 9.0 percent notes are guaranteed by Georgia Gulf Lake Charles, LLC, Georgia Gulf Chemicals & Vinyls, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Guarantor Subsidiaries") of Georgia Gulf Corporation. The guarantees are full, unconditional and joint and several. Investments in subsidiaries in the following tables reflect investments in wholly owned entities within Georgia Gulf Corporation. The Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries (defined below) are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the 9.0 percent notes to be exempt from certain reporting obligations under the Securities Exchange Act of 1934.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
June 30, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$40,863	$14,526	$—	$55,389
Receivables, net	—	915,444	99,872	(627,355)	387,961
Inventories	—	179,445	104,879	—	284,324
Prepaid expenses and other	71	10,343	3,828	—	14,242
Deferred income taxes	—	17,720	219	—	17,939

Total current assets	71	1,163,815	223,324	(627,355)	759,855
Property, plant and equipment, net	1,410	422,319	210,324	—	634,053
Long term receivables—affiliates	445,473	—	—	(445,473)	—
Goodwill	—	105,043	109,113	—	214,156
Intangible assets, net	—	42,610	2,419	—	45,029
Deferred income taxes	—	—	3,980	—	3,980
Other assets, net	14,228	44,306	7,901	—	66,435
Investment in Subsidiaries	1,327,490	—	—	(1,327,490)	—

Total assets	$1,788,672	$1,778,093	$557,061	$(2,400,318)	$1,723,508

Liabilities and Stockholders' Equity
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable	618,521	165,128	43,539	(617,955)	209,233
Interest payable	20,837	—	2	—	20,839
Income taxes payable	(1,329)	1,995	1,211	—	1,877
Accrued compensation	—	10,288	9,489	—	19,777
Other accrued liabilites	952	30,145	28,374	—	59,471

Total current liabilities	638,981	207,556	82,615	(617,955)	311,197
Long-term debt	497,665	—	—	—	497,665
Lease financing obligation	—	—	109,287	—	109,287
Long-term payables—affiliates	—	—	454,873	(454,873)	—
Liability for unrecognized income tax benefits	—	5,556	14,059	—	19,615
Deferred income taxes	15,269	165,723	—	—	180,992
Other non-current liabilities	96,186	62,914	2,173	(97,092)	64,181

Total liabilities	1,248,101	441,749	663,007	(1,169,920)	1,182,937

Total stockholders' equity (deficit)	540,571	1,336,344	(105,946)	(1,230,398)	540,571

Total liabilities and stockholders' equity	$1,788,672	$1,778,093	$557,061	$(2,400,318)	$1,723,508

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Balance Sheet Information
December 31, 2011

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$43,374	$45,201	$—	$88,575
Receivables, net	—	776,859	62,469	(582,579)	256,749
Inventories	—	207,854	79,700	—	287,554
Prepaid expenses and other	146	12,264	3,340	—	15,750
Deferred income taxes	—	14,769	220	—	14,989

Total current assets	146	1,055,120	190,930	(582,579)	663,617
Property, plant and equipment, net	1,292	422,302	217,306	—	640,900
Long term receivables—affiliates	447,661	—	—	(447,661)	—
Goodwill	—	103,959	109,649	—	213,608
Intangibles, net	—	44,284	2,431	—	46,715
Deferred income taxes	—	—	3,770	—	3,770
Other assets	15,646	51,296	8,659	—	75,601
Investment in subsidiaries	1,226,725	—	—	(1,226,725)	—

Total assets	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

Liabilities and Stockholders' Equity
Accounts payable	$572,600	$148,573	$20,193	$(573,179)	$168,187
Interest payable	20,930	—	1	—	20,931
Income taxes payable	(1,213)	1,213	1,202	—	1,202
Accrued compensation	—	11,572	8,171	—	19,743
Other accrued liabilities	419	43,691	24,715	—	68,825

Total current liabilities	592,736	205,049	54,282	(573,179)	278,888
Long-term debt	497,464	—	—	—	497,464
Lease financing obligation	—	—	109,899	—	109,899
Long-term payables—affiliates	—	—	457,061	(457,061)	—
Liability for unrecognized income tax benefits	—	7,126	16,585	—	23,711
Deferred income taxes	16,054	165,411	—	—	181,465
Other non-current liabilities	96,552	63,734	2,071	(98,237)	64,120

Total liabilities	1,202,806	441,320	639,898	(1,128,477)	1,155,547

Total stockholders' equity (deficit)	488,664	1,235,641	(107,153)	(1,128,488)	488,664

Total liabilities and stockholders' equity	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2012
(Unaudited)

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$739,600	$176,577	$(48,464)	$867,713
Operating costs and expenses:
Cost of sales	—	684,816	144,589	(48,464)	780,941
Selling, general and administrative expenses	10,207	23,340	18,180	—	51,727
Gain on sale of assets	—	—	—	—	—
Transaction related costs, restructuring and other, net	7,116	(454)	(17)	—	6,645

Total operating costs and expenses	17,323	707,702	162,752	(48,464)	839,313

Operating (loss) income	(17,323)	31,898	13,825	—	28,400

Other (expense) income
Interest (expense) income, net	(21,749)	13,041	(5,835)	—	(14,543)
Foreign exchange gain (loss)	—	45	(300)	—	(255)
Equity in income of subsidiaries	44,385	1,150	—	(45,535)	—

Income (loss) before income taxes	5,313	46,134	7,690	(45,535)	13,602

(Benefit) provision for income taxes	(8,306)	11,577	(3,288)	—	(17)

Net income	$13,619	$34,557	$10,978	$(45,535)	$13,619

Comprehensive income	$10,663	$36,367	$13,614	$(49,981)	$10,663

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended June 30, 2011
(Unaudited)

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$676,426	$211,083	$(55,798)	$831,711
Operating costs and expenses:
Cost of sales	—	632,746	171,777	(55,798)	748,725
Selling, general and administrative expenses	10,201	18,391	19,591	—	48,183
Gain on sale of assets	—	(1,150)	—	—	(1,150)
Transaction related costs, restructuring and other, net	—	16	427	—	443

Total operating costs and expenses	10,201	650,003	191,795	(55,798)	796,201

Operating (loss) income	(10,201)	26,423	19,288	—	35,510

Other (expense) income:
Interest (expense) income, net	(18,361)	7,612	(6,170)	—	(16,919)
Loss on early redemption of debt	(1,100)	—	—	—	(1,100)
Foreign exchange (loss) gain	(19)	35	(356)	—	(340)
Equity in income of subsidiaries	39,169	1,003	—	(40,172)	—

Income before income taxes	9,488	35,073	12,762	(40,172)	17,151

(Benefit) provision for income taxes	(5,100)	10,196	(2,533)	—	2,563

Net income	$14,588	$24,877	$15,295	$(40,172)	$14,588

Comprehensive income	$14,953	$24,418	$14,719	$(39,137)	$14,953

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2012
(Unaudited)

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,521,289	$303,384	$(97,031)	$1,727,642
Operating costs and expenses:
Cost of sales	—	1,377,604	256,763	(97,031)	1,537,336
Selling, general and administrative expenses	18,030	46,533	34,893	—	99,456
Gain on sale of assets	—	(17,386)	—	—	(17,386)
Transaction related costs, restructuring and other, net	12,029	(522)	74	—	11,581

Total operating costs and expenses	30,059	1,406,229	291,730	(97,031)	1,630,987

Operating (loss) income	(30,059)	115,060	11,654	—	96,655

Other (expense) income
Interest (expense) income, net	(43,250)	26,037	(11,723)	—	(28,936)
Foreign exchange gain (loss)	219	30	(651)	—	(402)
Loss on early redemption of debt	—	—	—	—	—
Equity in income of subsidiaries	102,062	322	—	(102,384)	—

Income (loss) before income taxes	28,972	141,449	(720)	(102,384)	67,317

(Benefit) provision for income taxes	(19,961)	41,714	(3,369)	—	18,384

Net income	$48,933	$99,735	$2,649	$(102,384)	$48,933

Comprehensive income	$48,923	$100,767	$3,037	$(103,804)	$48,923

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Six Months Ended June 30, 2011
(Unaudited)

(In thousands, except share data)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,382,761	$340,341	$(103,454)	$1,619,648
Operating costs and expenses:
Cost of sales	—	1,274,512	289,895	(103,454)	1,460,953
Selling, general and administrative expenses	18,817	34,896	32,956	—	86,669
Gain on sale of assets	—	(1,150)	—	—	(1,150)
Transaction related costs, restructuring and other, net	—	16	1,009	—	1,025

Total operating costs and expenses	18,817	1,308,274	323,860	(103,454)	1,547,497

Operating (loss) income	(18,817)	74,487	16,481	—	72,151

Other (expense) income:
Interest (expense) income, net	(37,526)	16,169	(12,032)	—	(33,389)
Loss on early redemption of debt	(1,100)	—	—	—	(1,100)
Foreign exchange gain (loss)	36	45	(1,021)	—	(940)
Equity in income (loss) of subsidiaries	68,479	(2,005)	—	(66,474)	—

Income before income taxes	11,072	88,696	3,428	(66,474)	36,722

(Benefit) provision for income taxes	(15,643)	27,904	(2,254)	—	10,007

Net income	$26,715	$60,792	$5,682	$(66,474)	$26,715

Comprehensive income	$32,055	$60,161	$2,495	$(62,656)	$32,055

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1,398)	$9,253	$(22,844)	$—	$(14,989)

Cash flows from investing activities:
Capital expenditures	(190)	(33,638)	(6,841)	—	(40,669)
Proceeds from sale of assets	—	21,668	47	—	21,715
Distributions from affiliate	1,854	206	—	(2,060)	—

Net cash provided by (used in) investing activities	1,664	(11,764)	(6,794)	(2,060)	(18,954)

Cash flows from financing activities:
Return on capital	—	—	(2,060)	2,060	—
Stock compensation plan activity	(371)	—	—	—	(371)
Excess tax benefits from share-based payment arrangements	105	—	—	—	105

Net cash used in financing activities	(266)	—	(2,060)	2,060	(266)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,023	—	1,023

Net change in cash and cash equivalents	—	(2,511)	(30,675)	—	(33,186)
Cash and cash equivalents at beginning of period	—	43,374	45,201	—	88,575

Cash and cash equivalents at end of period	$—	$40,863	$14,526	$—	$55,389

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Six Months Ended June 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,611	$(42,740)	$(45,309)	$—	$(72,438)

Cash flows from investing activities:
Capital expenditures	(600)	(18,906)	(4,186)	—	(23,692)
Proceeds from sale of property, plant and equipment	—	132	21	—	153
Acquisition, net of cash acquired	—	(71,623)	—	—	(71,623)

Net cash used in investing activities	(600)	(90,397)	(4,165)	—	(95,162)

Cash flows from financing activities:
Net change in ABL Revolver	80,900	—	29,659	—	110,559
Repayment of long-term debt	(22,913)	(4)	—	—	(22,917)
Fees paid to amend or issue debt facilities and equity	(863)	—	(617)	—	(1,480)
Intercompany financing to fund acquisition	(72,239)	72,239	—	—	—
Excess tax benefits from share-based payment arrangements	65	—	—	—	65
Stock compensation plan activity	39	—	—	—	39

Net cash (used in) provided by financing activities	(15,011)	72,235	29,042	—	86,266

Effect of exchange rate changes on cash and cash equivalents	—	—	262	—	262

Net change in cash and cash equivalents	—	(60,902)	(20,170)	—	(81,072)
Cash and cash equivalents at beginning of period	—	93,681	29,077	—	122,758

Cash and cash equivalents at end of period	$—	$32,779	$8,907	$—	$41,686

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We are a leading North American manufacturer and an international marketer of chlorovinyl and aromatics chemicals and also manufacture and market vinyl-based building and home improvement products. Our chlorovinyls and aromatics chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and deck and rail products and markets vinyl-based building and home improvement products under the Royal Building Products and Exterior Portfolio brand names.

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck and rail products are managed within the building products segment. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

Proposed Merger

        On July 18, 2012, Georgia Gulf Corporation ("Georgia Gulf" or the "Company"), PPG Industries, Inc. ("PPG"), Eagle Spinco Inc., a wholly-owned subsidiary of PPG ("Spinco"), and Grizzly Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will acquire PPG's chlor-alkali and derivatives business (the "Business") in a Reverse Morris Trust transaction (the "Merger"). Prior to the Merger and pursuant to a Separation Agreement (the "Separation Agreement"), dated as of July 18, 2012, between PPG and Spinco, PPG will, among other things, transfer the Business to Spinco and, thereafter, PPG will distribute to PPG stockholders all of the issued and outstanding shares of Spinco (the "Distribution"). Immediately following the Distribution, Spinco will be merged with the Company or one of the Company's subsidiaries.

        Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then-outstanding are expected to be automatically converted into the greater of 35.2 million shares of the Company's common stock (the "Company Common Stock") and 50.5 percent of the Company Common Stock. The Company's existing stockholders will continue to hold the remaining approximately 49.5 percent of the Company's Common Stock.

        The transaction value of approximately $2.1 billion consists of $900 million of cash to be paid to PPG, approximately $95 million of assumed debt, about $87 million of minority interest, and Georgia Gulf shares to be received by PPG shareholders valued at $1.0 billion based on Georgia Gulf's closing stock price on July 18, 2012 (the date of execution of the Merger Agreement).

        The Company has obtained commitments for the initial financing of the transaction in the form of bridge and term loans from Barclays Capital and JP Morgan. The company expects to replace the bridge loan at or shortly after the closing of the transaction with $660 million of unsecured notes that would mature eight years after the date of issuance, and be subject to a five year no-call period.

        The consummation of the Merger is subject to various customary closing conditions, including (i) approval by the Company's stockholders, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, (iii) completion of the Distribution, (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction, (v) obtaining other regulatory approvals necessary to complete the Merger, and (vi) the absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the transaction.

        Completion of the transaction is anticipated to occur in late 2012 or early 2013, although there can be no assurance the transaction will occur within the expected timeframe or at all.

Results of Operations

        The following table sets forth our consolidated statement of income data for each of the three and six month periods ended June 30, 2012 and 2011, and the percentage of net sales of each line item for the three and six month periods presented.

	Three months ended				Six months ended
(Dollars in millions)	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Net sales	$867.7	100%	$831.7	100%	$1,727.6	100%	$1,619.6	100%
Cost of sales	780.9	90.0%	748.7	90.0%	1,537.3	89.0%	1,461.0	90.2%

Gross margin	86.8	10.0%	83.0	10.0%	190.3	11.0%	158.7	9.8%
Selling, general and administrative expense	51.7	6.0%	48.2	5.8%	99.5	5.7%	86.7	5.4%
Gain on sale of asset	—	—%	(1.1)	(0.2)%	(17.4)	(1.0)%	(1.1)	(0.1)%
Transaction related costs, restructuring and other, net	6.6	0.7%	0.4	0.1%	11.6	0.7%	1.0	0.1%

Operating income	28.4	3.3%	35.5	4.3%	96.6	5.6%	72.2	4.4%
Loss on redemption of debt	—	—%	1.1	(0.1)%	—	—%	1.1	0.1%
Interest expense, net	14.5	1.7%	16.9	(2.0)%	28.9	1.7%	33.4	2.1%
Foreign exchange loss	0.3	—%	0.3	—%	0.4	—%	0.9	0.1%
Provision for income taxes	—	—%	2.6	0.3%	18.4	1.1%	10.0	0.6%

Net income	$13.6	1.6%	$14.6	1.8%	$48.9	2.8%	$26.7	1.6%

        The following table sets forth certain financial data by reportable segment for each of the three and six month periods ended June 30, 2012 and 2011.

	Three months ended				Six months ended
(Dollars in millions)	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Net sales
Chlorovinyls products	$339.9	39.2%	$323.7	38.9%	$669.4	38.7%	$650.0	40.1%
Building products	252.4	29.1%	274.2	33.0%	439.6	25.4%	431.7	26.7%
Aromatics products	275.5	31.7%	233.9	28.1%	618.7	35.8%	538.0	33.2%

Total net sales	$867.7	100.0%	$831.7	100.0%	$1,727.6	100.0%	$1,619.6	100.0%

Operating income (loss)
Chlorovinyls products	$34.5		$37.8		$86.4		$75.6
Building products	15.4		16.9		9.0		4.8
Aromatics products	(2.4)		(7.4)		35.1		12.3
Unallocated corporate	(19.1)		(11.8)		(33.9)		(20.6)

Total operating income	$28.4		$35.5		$96.6		$72.2

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

        Net Sales.    For the three months ended June 30, 2012, net sales totaled $867.7 million, an increase of 4 percent compared to $831.7 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales volume of 12 percent offset by a decrease in our overall sales price of 7 percent (8 percent on a constant currency basis). Our overall sales volume increase was primarily in our chlorovinyls and aromatics segments. Our overall sales volume increase was impacted by stronger demand in both Canada and the U.S. offset by planned and unplanned outages at our Plaquemine, Louisiana chlor-alkali facility during the second quarter of 2012 (the "Plaquemine Outages"). Our overall sales price decrease was primarily in our chlorovinyls and aromatics segments due primarily to lower feedstock costs.

        Gross Margin.    Total gross margin percentage remained flat at 10.0 percent of net sales for the three months ended June 30, 2012 and June 30, 2011. This flat gross margin percentage was consistent in all segments. The $3.8 million gross margin increase was primarily due to an increase in our sales volume for our aromatics and chlorvinyls segments, a decrease in our overall raw material costs and increased sales prices for our building products segment offset partially by decreased sales prices for our chlorovinyls l segment and lower sales volumes for our building products. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. Chemical Market Associates, Incorporated ("CMAI") reported a price decrease of 33 percent for propylene, 15 percent for ethylene, 24 percent for chlorine, and 47 percent for natural gas and an increase of 2 percent for benzene from the second quarter of 2011 to the second quarter of this year.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $51.7 million for the three months ended June 30, 2012, a 7 percent increase from the $48.2 million for the three months ended June 30, 2011. This selling, general and administrative expenses increase of $3.5 million is primarily due to: (i) a $1.4 million increase in stock compensation expense, (ii) a $1.4 million of benefit due to improved bad debt experience in second quarter of 2011 that did not repeat in the same quarter of this year, and (iii) a $0.7 million unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar.

        Gain on sale of assets and transaction related costs, restructuring and other, net.    Gain on sale of asset, transaction related costs, restructuring and other, net, increased by $7.4 million to an expense of $6.6 million for the three months ended June 30, 2012 primarily due to a $7.1 million expense related to professional fees associated with the proposed merger discussed above and an unsolicited offer from Westlake Chemical Corporation to acquire the company.

        Interest Expense, net.    Interest expense, net decreased to $14.5 million for the three months ended June 30, 2012 from $16.9 million for the three months ended June 30, 2011. This decrease in interest expense, net of $2.4 million was primarily attributable to a lower overall debt balance during the three months ended June 30, 2012 compared to the same period in 2011. During 2011 we repaid an aggregate of approximately $81.2 million of debt.

        Provision for income taxes.    There were no material income taxes for the three months ended June 30, 2012 compared with a provision for income taxes of $2.6 million for the three months ended June 30, 2011. The decrease in the provision for income taxes primarily resulted from a $3.3 million tax benefit arising from the favorable impact of changes in uncertain tax positions. Our effective income tax rate for the three months ended June 30, 2012 was a benefit of 0.1 percent as compared to a provision of 15.0 percent for the three months ended June 30, 2011. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities and the favorable resolution of various uncertain tax positions of $3.3 million. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to provisions for state tax, various permanent differences, the release of a portion of the valuation allowance against certain deferred tax assets in Canada, and the favorable resolution of various uncertain tax positions of $2.1 million.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $339.9 million for the three months ended June 30, 2012, an increase of 5 percent compared with net sales of $323.7 million for the same quarter last year. The net sales increase was a result of an increase in our overall sales volumes of 8 percent offset by an overall sales price decrease of 2 percent as compared to the three months ended June 30, 2011. Our overall sales volume increase was primarily due to the increase in the sales volume of vinyl resin of 14 percent which is attributable primarily to reduced operating rates last year that were due to an unplanned outage for maintenance at our Plaquemine, Louisiana chlor-alkali plant and a resulting force majeure in our PVC business and logistical issues due to the high water on the Mississippi River system, which more than offset our Plaquemine Outages during the second quarter of 2012. North American vinyl resin industry sales volume increased 3 percent as a result of an increase in exports sales volume of 19 percent offset by a decrease in domestic sales volume of 5 percent, according to statistics from the American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") issued in July 2012. Our overall sales price decrease was primarily due to the decrease in the sales price of vinyl resin of approximately 10 percent primarily due to lower feedstock costs.

        Operating Income.    Operating income decreased by $3.3 million to $34.5 million for the three months ended June 30, 2012 from $37.8 million for the three months ended June 30, 2011. This operating income decrease was due to higher maintenance expense caused by the planned and unplanned outages at our Plaquemine, Louisiana chlor-alkali facility during the second quarter of 2012 and lower sales prices for vinyl resins primarily due to lower feedstock costs, offset partially by lower ethylene, chlorine and natural gas costs and an increase in the sales volume of vinyl resins. CMAI reported that industry prices of our primary feedstocks ethylene, chlorine and natural gas decreased 15 percent, 24 percent and 47 percent, respectively, from the same period last year. Our chlorovinyls operating rate decreased from about 60 percent for the second quarter of 2011 to about 58 percent for the same period this year.

Building Products Segment

        Net Sales.    Net sales totaled $252.4 million for the three months ended June 30, 2012, a decrease of 8 percent compared to $274.2 million for the same quarter last year (a decrease of 6 percent on a constant currency basis). The net sales decrease was due partly to favorable weather conditions during the first quarter of 2012 which pulled-forward some demand from the second quarter of 2012 and the reduction in net sales due to the discontinuing of the fence product line effective March 2012. After adjusting for the impact of the fence product line, sales volume declined 8 percent in the second quarter. According to PIPS industry data for our products, North America extruded vinyl resin volumes decreased 7 percent during the second quarter of 2012. For the second quarter of 2012, our building products segment geographical sales to the U.S. and Canada were 46 percent and 53 percent, respectively, which is consistent with last year.

        Operating Income.    Operating income of $15.4 million for the three months ended June 30, 2012 decreased by $1.5 million from an operating income of $16.9 million for the three months ended June 30, 2011. The reduction in operating income was driven by lower gross margin due to the decline in sales volumes and higher selling, general, and administrative costs which were partially offset by lower distribution costs.

Aromatics Segment

        Net Sales.    Net sales were $275.5 million for the three months ended June 30, 2012, an increase of 18 percent compared to $233.9 million for the same quarter last year. The net sales increase was primarily a result of an increase in our overall sales volume of 35 percent offset by a sales price decrease of 13 percent as compared to the three months ended June 30, 2011. Our overall aromatics sales volumes increased as a result of increases in the sales volume of cumene of 57 percent and increases in the sales volume of phenol and acetone of about 7 percent each. Our cumene sales volume increases were due to increased contract sales as well as some domestic and export opportunistic spot sales. Our overall average sales prices decreased as a result of a decrease in the price of cumene of 13 percent, and a decrease in the price of phenol and acetone of 7 percent. The sales price decreases reflect lower costs for the feedstock propylene.

        Operating loss.    Operating loss decreased by $5.1 million to $2.4 million for the three months ended June 30, 2012 from $7.4 million for the three months ended June 30, 2011. This decrease in operating loss was due primarily to an increase in sales volumes and a decrease in our raw materials costs that more than offset sales price decreases for all of our aromatics products. In addition, our operating loss was negatively impacted by raw material prices decreasing during the second quarter of 2012 and our inability to recover previously purchased raw materials costs in a decreasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. Our aromatics operating rate increased from 61 percent for the second quarter of 2011 to about 80 percent for the same quarter of this year. Overall raw material costs decreased 14 percent from the second quarter of 2011 to the same quarter of this year, primarily as a result of decreases in propylene costs. CMAI reported that industry prices of our primary feedstocks, propylene and benzene, decreased 33 percent and increased 2 percent, respectively, from the second quarter of last year to the same quarter this year.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

        Net Sales.    For the six months ended June 30, 2012, net sales totaled $1,727.6 million, an increase of 7 percent compared to $1,619.6 million for the same period last year. The net sales increase was primarily a result of an increase in our overall sales volume of 6 percent and flat sales prices. Our overall sales volume increase was primarily a result of increases in the sales volumes of our aromatics segment. Our overall sales volume was impacted by stronger demand in both Canada and the U.S. and additional sales from the Exterior Portfolio acquisition in February 2011, offset by the reduced operating rates from the previously disclosed Plaquemine Outages during the first six months of 2012. The sales price increases in our chlorovinyls and building products segments were offset by a sales price decrease in our aromatics segment.

        Gross Margin.    Total gross margin percentage increased to 11.0 percent of net sales for the first six months ended June 30, 2012 from 9.8 percent of net sales for the first six months ended June 30, 2011. This increase in gross margin percentage was primarily due to margin expansion in our aromatics and building products segments. The $31.6 million gross margin increase was primarily due to an increase in our sales volume for our aromatics and building products segments, increased sales prices for our chlorovinyls segment and a decrease in our overall raw material costs offset partially by lower sales volumes and increased maintenance costs for our chlorovinyls segment. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. Chemical Market Associates, Incorporated ("CMAI") reported a price decrease of 25 percent for propylene, 19 percent for chlorine and 40 percent for natural gas from the first six months of 2011 to the first six months of 2012, while the benzene and ethylene price remained flat from the first six months of last year to the same period of this year.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $99.5 million for the six months ended June 30, 2012, a 15 percent increase from the $86.7 million for the six months ended June 30, 2011. This selling, general and administrative expenses increase of $12.8 million is primarily due to: (i) $4.4 million of non-income tax reserves returned to income primarily in our building products segment during the first quarter of 2011 as the exposure was no longer probable, (ii) a $2.6 million of benefit due to improved bad debt experience in the first six months of 2011 that did not repeat in the same period of this year, (iii) a $1.8 million increase in our stock compensation expense, (iv) $1.4 million of advertising and promotional expenses related to the full six month expense for the Exterior Portfolio business acquired on February 9, 2011 in our building products segment, and (v) a $1.0 million unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar.

        Gain on sale of assets, transaction related costs, restructuring and other, net.    Gain on sale of asset, transaction related costs, restructuring and other, net, increased by $5.7 million to a benefit of $5.8 million for the first six months of 2012 primarily due to a $17.4 million gain on the sale of our air separation plant in Plaquemine, Louisiana partially offset by $12.1 million of expense related to professional fees associated with the proposed merger discussed above and an unsolicited offer from Westlake Chemical Corporation to acquire the company.

        Interest Expense, net.    Interest expense, net decreased to $28.9 million for the six months ended June 30, 2012 from $33.4 million for the six months ended June 30, 2011. This decrease in interest expense, net of $4.5 million was primarily attributable to a lower overall debt balance during the six months ended June 30, 2012 compared to the same period in 2011. During 2011 we repaid an aggregate of approximately $81.2 million of debt.

        Provision for income taxes.    The provision for income taxes was $18.4 million for the six months ended June 30, 2012 compared with the provision for income taxes of $10.0 million for the six months ended June 30, 2011. The change for income taxes resulted primarily from the increase in income offset by $6.4 million related to the favorable resolution of uncertain tax positions. Our effective income tax rate for both the six months ended June 30, 2012 and 2011 was 27.3 percent. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to the favorable resolution of uncertain tax positions of $6.4 million and various permanent differences including deductions for manufacturing activities. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of the valuation allowance that results from use of Canadian net operating losses and tax benefit from the favorable resolution of $1.7 million of changes in various uncertain tax positions.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $669.4 million for the six months ended June 30, 2012, an increase of 3 percent compared with net sales of $650.0 million for the same period last year. The net sales increase was a result of an increase in our overall sales prices of 8 percent offset by a sales volume decrease of 4 percent as compared to the six months ended June 30, 2011. Our overall sales price increase was primarily due to the increase in the sales price of caustic soda and vinyl compounds. According to CMAI, the caustic soda industry sales price increased 18 percent from the first half of 2011 to the first half of 2012. Our vinyl compounds sales prices increased about 8 percent from the first half of 2011 to the first half of 2012. Our overall chlorovinyls sales volume decrease of 4 percent was due to the previously disclosed Plaquemine Outages during the first six months of 2012 which was partially offset by reduced operating rates last year that were due to an unplanned chlor-alkali plant outage for maintenance and a resulting force majeure in our PVC business and logistical issues due to the high water on the Mississippi River system. North American vinyl resin industry sales volume increased 4 percent as a result of an increase in both domestic and export sales volume of 4 percent, according to statistics from the American Chemistry Council Plastics Industry Producers Statistics Group ("PIPS") issued in July 2012.

        Operating Income.    Operating income increased by $10.8 million to $86.4 million for the six months ended June 30, 2012 from $75.6 million for the six months ended June 30, 2011. This operating income increase was due primarily to the $17.4 million gain from the sale of our air separation unit in Plaquemine, Louisiana. After adjusting for the impact of the $17.4 million gain, we experienced $6.6 million less operating income for the first half of 2012 as compared to the first half of 2011 due to an increase in maintenance expense primarily caused by the previously disclosed planned and unplanned outages at our Plaquemine, Louisiana chlor-alkali facility during the first six months of 2012, offset partially by the increase in the sales price of caustic soda and vinyl compounds and lower feedstock costs. Overall raw material costs decreased 12 percent from the first six months of 2011 to the same period of this year, primarily in chlorine and natural gas. CMAI reported that industry prices of our primary feedstocks chlorine and natural gas decreased 19 percent and 40 percent, respectively, from the same period of last year while ethylene prices remained flat for the same time period. Our chlorovinyls operating rate decreased from about 56 percent for the first six months of 2011 to about 54 percent for the same period this year.

Building Products Segment

        Net Sales.    Net sales totaled $439.6 million for the six months ended June 30, 2012, an increase of 2 percent compared to $431.7 million for the same period last year (an increase of 4 percent on a constant currency basis). The benefit of additional net sales in 2012 resulting from the acquisition of Exterior Portfolio in February 2011 was offset by the reduction in net sales due to discontinuing the fence product line effective March 2012. After adjusting for the impact of the acquisition and the fence product line discontinuance, sales volume was unchanged in the first six months of 2012 compared to the same period in 2011. According to PIPS industry data for our products, North America extruded vinyl resin volumes increased 5 percent during the first six months of 2012. For the first six months of 2012, our building products segment geographical sales to the U.S. increased to 48 percent while Canadian sales declined to 51 percent, compared to U.S. sales of 47 percent and Canadian sales of 52 percent for the same period in 2011.

        Operating Income.    Operating income for the six months ended June 30, 2012 increased by $4.2 million to $9.0 million from operating income of $4.8 million for the six months ended June 30, 2011. The improvement in operating income resulted from improved gross margin as a result of the addition of Exterior Portfolio and lower distribution costs, offset in part by higher selling, general and administrative costs. Operating income also improved by $1.2 million as a result of the shutdown of the Milford, Indiana facility which closed at the end of March 2012. The first six months of 2011 included net income of $0.7 million relating to a $3.6 million net reversal of a non-income tax reserve as the exposure was no longer probable, partially offset by acquisition costs and the fair value amortization of inventory of $2.9 million relating to the Exterior Portfolio acquisition.

Aromatics Segment

        Net Sales.    Net sales were $618.7 million for the six months ended June 30, 2012, an increase of 15 percent compared to $538.0 million for the same period last year. The net sales increase was primarily a result of an increase in our overall sales volume of 27 percent offset by a sales price decrease of 9 percent as compared to the six months ended June 30, 2011. Our overall aromatics sales volume increased as a result of increases in the sales volume of cumene of 55 percent, partially offset by decreases in phenol and acetone sales volumes of about 10 percent. Our cumene sales volume increase was due to increased contract sales as well as some domestic and export opportunistic spot sales. Our phenol and acetone sales volume decrease was due to a planned outage at our Plaquemine, Louisiana facility during the first six months of 2012. Our overall average sales price decreased as a result of a decrease in the price of cumene of 9 percent, and a decrease in the price of phenol and acetone of about 5 percent. The sales price decreases reflect lower costs for the feedstock propylene.

        Operating Income.    Operating income increased by $22.8 million to $35.1 million for the six months ended June 30, 2012 from $12.3 million for the six months ended June 30, 2011. This increase in operating income was due primarily to an increase in aromatics sales volumes and a decrease in our raw materials costs that more than offset sales price decreases for all of our aromatics products. Our aromatics operating rate increased from about 73 percent for the first six months of 2011 to about 87 percent for the same period of this year. Overall raw material costs decreased 13 percent from the first six months of 2011 to the same period of this year, primarily as a result of decreases in propylene costs. CMAI reported that industry prices of our primary feedstocks, benzene and propylene, decreased 1 percent and 25 percent, respectively from the same period of last year.

Liquidity and Capital Resources

        Operating Activities.    For the six months ended June 30, 2012, we used $15.0 million of cash in operating activities as compared with cash used in operations of $72.4 million for the six months ended June 30, 2011, primarily due to the decrease in the use of cash for net working capital of $62.9 million. Total cash provided by working capital for the three months ended June 30, 2012 was $29.5 million compared to the working capital used in operations of $97.3 million for the six months ended June 30, 2012. Total cash used in working capital for the three and six months ended June 30, 2011 was $44.3 million and $160.2 million, respectively. The 2012 year to date use of cash for working capital included the increase of $132.2 million due to receivables, $12.4 million due to payments towards accrued liabilities, and is partly offset by the increase in cash flow provided by accounts payable of $43.4 million. As of June 30, 2012, net working capital was $448.7 million.

        For the six months ended June 30, 2011, the use of cash for working capital included the increase of $141.3 million due to receivables, $90.4 million due to inventory, $17.5 million due to net payments towards accrued compensation, and was partly offset by the increase in cash flow provided by accounts payable of $87.6 million. As of June 30, 2011, net working capital was $481.9 million.

        Investing Activities.    Net cash used in investing activities was $19.0 million and $95.2 million for the six months ended June 30, 2012 and 2011, respectively. This includes proceeds received from the sale of our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million that resulted in a $17.4 million gain that was included in operating results for the six months ended June 30, 2012 and the $71.6 million acquisition of Exterior Portfolio for the six months ended June 30, 2011. Capital expenditures used cash of $40.7 million and $23.7 million in the six months ended June 30, 2012 and 2011, respectively. See above Proposed Merger section for description of proposed Merger Agreement.

        Financing Activities.    Cash used in financing activities was $29.3 million and $0.3 million for the three and six months ended June 30, 2012, respectively. Cash provided by financing activities was $16.9 million and $86.3 million for the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2012, we repaid a net of $29.0 million under our ABL Revolver that was used to fund the increased working capital demands in the first quarter of 2012. During the three months ended June 30, 2011, we redeemed all of our 7.125 percent Senior Notes due 2013 and 9.5 percent Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. We currently have no borrowings under our ABL Revolver and no upcoming payments due to service debt over the next twelve months. Therefore, we have no amount classified as current debt on our consolidated balance sheet as of June 30, 2012. On May 21, 2012 the Company's Board of Directors declared an $0.08 per share cash dividend, with a record date of June 28, 2012 and a payment date of July 10, 2012.

        Short-Term Borrowings from Banks.    At June 30, 2012 we had a maximum borrowing capacity of $300.0 million under our ABL Revolver and net of outstanding letters of credit of $12.9 million and current borrowings of nil, we had availability of $287.1 million.

($ in millions)	As of and for the quarter ended June 30, 2012
Short-Term Borrowings from Banks:
Outstanding amount at period end	$—
Weighted average interest rate at period end*	—%
Average daily amount outstanding for the period	$8.8
Weighted average daily interest rate for the period	4.8%
Maximum month end amount outstanding during the period	$17.2

*
As of June 30, 2012 period end, the applicable rate for future borrowings would have been in the range of 3.0 to 4.8 percent.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of June 30, 2012, were as follows:

(In millions)	Total	2012	2013	2014	2015	2016	2017 and thereafter
Contractual obligations:
Long-term debt—principal	$500	$—	$—	$—	$—	$—	$500
Long-term debt—interest	205	23	45	45	45	45	2
Lease financing obligations	37	4	8	7	8	8	2
Operating lease obligations	67	12	17	14	10	7	7
Purchase obligations	1,085	387	357	243	13	12	73
Expected pension contributions	46	—	7	10	12	9	8
Asset retirement obligation	11	—	—	—	—	—	11

Total	$1,951	$426	$434	$319	$88	$81	$603

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of June 30, 2012. Long-term debt obligations are listed based on when they are contractually due.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2017. We did not have significant capital lease obligations as of June 30, 2012.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2018. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of June 30, 2012.

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

        Uncertain Income Tax Positions.    We have recognized a liability for our uncertain income tax positions of approximately $24.5 million as of June 30, 2012. We do not believe we are likely to pay any amounts during the year ended December 31, 2012. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the above table.

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

Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are based on the beliefs of management as well as assumptions made based upon information currently available to us. When used in this Form 10-Q, the words "anticipate," "believe," "plan," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of the proposed separation of the chlor-alkali and derivatives business of PPG Industries, Inc. ("PPG") from PPG and the merger of that business and Georgia Gulf Corporation (the "Transaction"), integration plans and expected synergies therefrom, the expected timing of the completion of the Transaction, and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could impact our actual financial condition or results of operations as compared to that discussed in any forward-looking statements are, among others:

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

  •
  difficulty in integrating acquisitions;

  •
  risks relating to PPG's and Georgia Gulf's respective abilities to obtain all necessary approvals to complete, and to otherwise consummate the Transaction and to achieve the expected benefits therefrom; and

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our 2011 Annual Report.

Critical Accounting Policies

        During the six months ended June 30, 2012, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2011 Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2011 annual report. There has been no material changes with respect to our exposure to market risks from those set out in such report.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of June 30, 2012.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        The Note 9 to the accompanying unaudited condensed consolidated financial statements are incorporated by reference herein.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our 2011 Annual Report. During the quarter ended June 30, 2012, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position, results of operations or cash flows.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2011 Annual Report.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 - April 30, 2012	—	$—
May 1 - May 31, 2012	11,704	31.75
June 1 - June 30, 2012	—	—

Total	11,704	$31.75

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

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

Item 6.    EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger, dated July 18, 2012, by and among Georgia Gulf Corporation, PPG Industries, Inc., Eagle Spinco, Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
4.1
Amendment No. 1, dated May 8, 2012, to the Rights Agreement, dated as of January 16, 2012, by and between the Company and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed with the SEC on May 9, 2012 and incorporated herein by reference).
10.1
Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco, Inc. (filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
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

GEORGIA GULF CORPORATION (Registrant)
Date: August 3, 2012	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2012	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)