Form 10-Q
period 2012-09-30
GEORGIA GULF CORP /DE/
filed 2012-11-08
CIK 805264

Use these links to rapidly review the document
GEORGIA GULF CORPORATION FORM 10-Q QUARTERLY PERIOD ENDED September 30, 2012 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2012
Common Stock, $0.01 par value	34,538,268

GEORGIA GULF CORPORATION FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2012
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$118,469	$88,575
Receivables, net of allowance for doubtful accounts of $4,066 at 2012 and $4,225 at 2011	389,018	256,749
Inventories	297,544	287,554
Prepaid expenses and other	11,092	15,750
Deferred income taxes	17,367	14,989

Total current assets	833,490	663,617
Property, plant and equipment, net	636,832	640,900
Goodwill	218,676	213,608
Intangible assets, net	44,292	46,715
Deferred income taxes	4,145	3,770
Other assets, net	63,596	75,601

Total assets	$1,801,031	$1,644,211

Liabilities and Stockholders' Equity
Current portion of long-term debt	$49,841	$—
Accounts payable	213,433	168,187
Interest payable	9,650	20,931
Income taxes payable	14,832	1,202
Accrued compensation	33,749	19,743
Other accrued liabilities	64,356	68,825

Total current liabilities	385,861	278,888
Long-term debt	447,930	497,464
Lease financing obligation	113,773	109,899
Liability for unrecognized income tax benefits	18,755	23,711
Deferred income taxes	184,280	181,465
Other non-current liabilities	65,332	64,120

Total liabilities	1,215,931	1,155,547

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	—	—
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding: 34,538,268 at 2012 and 34,236,402 at 2011	345	342
Additional paid-in capital	486,384	480,530
Accumulated other comprehensive loss, net of tax	(10,183)	(18,151)
Retained earnings	108,554	25,943

Total stockholders' equity	585,100	488,664

Total liabilities and stockholders' equity	$1,801,031	$1,644,211

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net sales	$813,502	$929,636	$2,541,144	$2,549,284
Operating costs and expenses:
Cost of sales	673,178	831,808	2,210,515	2,292,761
Selling, general and administrative expenses	53,476	43,412	152,932	130,080
Gain on sale of assets	(1,864)	—	(19,250)	(1,150)
Transaction related costs, restructuring and other, net	14,790	1	26,370	1,027

Total operating costs and expenses	739,580	875,221	2,370,567	2,422,718

Operating income	73,922	54,415	170,577	126,566
Interest expense, net	(14,638)	(16,703)	(43,574)	(50,092)
Loss on early redemption of debt	—	—	—	(1,100)
Foreign exchange (loss) gain	(192)	160	(594)	(780)

Income before income taxes	59,092	37,872	126,409	74,594
Provision for income taxes	19,756	3,514	38,141	13,521

Net income	$39,336	$34,358	$88,268	$61,073

Earnings per share:
Basic	$1.13	$0.99	$2.54	$1.75
Diluted	$1.12	$0.99	$2.53	$1.75
Dividends declared per share of common stock	$0.08	$—	$0.16	$—
Weighted average common shares:
Basic	34,549	34,165	34,413	34,036
Diluted	34,882	34,211	34,641	34,065

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Comprehensive income	$47,314	$21,314	$96,236	$53,369

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands except per share data)	2012	2011
Cash flows from operating activities:
Net income	$88,268	$61,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,963	78,305
Loss on early redemption of debt	—	1,100
Foreign exchange (gain) loss	(533)	724
Deferred income taxes	(3,013)	4,686
Excess tax benefits from share-based payment arrangements	(3,301)	(3,555)
Share-based compensation	7,669	5,486
Gain on sale of assets	(19,250)	(1,150)
Other non-cash items	3,745	(1,328)
Change in operating assets, liabilities and other	(75,844)	(125,136)

Net cash provided by operating activities	65,704	20,205

Cash flows from investing activities:
Capital expenditures	(55,819)	(44,247)
Proceeds from sale of property, plant and equipment	23,579	326
Acquisition, net of cash acquired	—	(71,371)

Net cash used in investing activities	(32,240)	(115,292)

Cash flows from financing activities:
Repayments on asset based lending revolver	(183,400)	(415,567)
Borrowings on asset based lending revolver	183,400	452,505
Repayment of long-term debt	—	(22,917)
Fees paid related to financing activities	(625)	(1,480)
Excess tax benefits from share-based payment arrangements	3,301	3,555
Stock compensation plan activity	(5,096)	39
Dividends paid ($0.08 per share)	(2,778)	—

Net cash (used in) provided by financing activities	(5,198)	16,135

Effect of exchange rate changes on cash and cash equivalents	1,628	1,504

Net change in cash and cash equivalents	29,894	(77,448)

Cash and cash equivalents at beginning of period	88,575	122,758

Cash and cash equivalents at end of period	$118,469	$45,310

See accompanying notes to unaudited condensed consolidated financial statements.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our financial condition as of, and our operating results for the three month and nine month periods ended, September 30, 2012 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2012 or any other interim period.

        On February 9, 2011, we acquired Exterior Portfolio by Crane ("Exterior Portfolio"), a leading U.S. manufacturer and marketer of siding products, for a final net purchase price of $71.4 million. The allocation of the net purchase price and results of Exterior Portfolio's operations are reflected in our condensed consolidated financial statements since that date. The purchase price allocation was finalized in the three months ended March 31, 2012.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three and nine month periods ended September 30, 2012 from those disclosed in the 2011 Annual Report. Unless the context otherwise requires references to "Georgia Gulf," the "Company," "we," "our" or "us," means Georgia Gulf Corporation and its consolidated subsidiaries.

2. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2011, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update, ("ASU") 2011-05, which amends Accounting Standards Codification, ("ASC") Topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This amendment also required the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income; however, in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. During the deferral period, companies are required to report reclassifications out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. Also during this deferral period, companies will not be required to separately present or disclose the reclassification adjustments in net income. The FASB plans to re-evaluate this requirement, and is expected to reach a final decision during 2012. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. Early adoption of ASU 2011-05 is permitted. We early adopted this standard in 2011. During March 2012, the FASB issued guidance on Changes in Reporting Comprehensive Income which provides the option of presenting a total for comprehensive income in a single continuous statement or two consecutive statements for interim

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

periods without requiring the components of other comprehensive income as part of this statement. Consequently, we have elected to present a total for comprehensive income in a separate statement of comprehensive income for interim periods.

        In September 2011, the FASB issued ASU 2011-08 which amends ASC Topic 350, Intangibles—Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Implementation of this standard is required for fiscal years beginning after December 15, 2011. Our annual measurement date is October 1. We are currently evaluating the newly prescribed evaluation process. In July 2012, the FASB issued ASU 2012-02, which also amends ASC Topic 350. The amendments in this ASU are the same as outlined for ASU 2011-08 but apply to indefinite lived intangible assets. Implementation of this standard is required for fiscal years beginning after September 15, 2012. Our annual measurement date is October 1. We are currently evaluating the newly prescribed evaluation process.

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

3. RESTRUCTURING ACTIVITIES

        In December 2011, we initiated a restructuring plan (the "Fourth Quarter 2011 Restructuring Plan") that consisted of (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three manufacturing plants, two in the window and door profiles business and one in the pipe business. In connection with the Fourth Quarter 2011 Restructuring Plan, we incurred costs related to termination benefits, including severance, operating lease termination costs, asset impairment charges, relocation, and other exit costs. For the three and nine months ended September 30, 2012, severance and other exit costs were $0.4 million and $0.6 million respectively.

        In May 2011, in conjunction with our integration strategy for Exterior Portfolio, we simplified some redundant selling, general and administrative functions. As part of this initiative, the company completed a restructuring and consolidation plan within the siding business to optimize the organizational structure, which resulted in nil and $0.4 million of restructuring costs being incurred for the three and nine months ended September 30, 2011, respectively, which are included in the table

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

below in Other. We do not expect any further costs associated with the integration of the Exterior Portfolio acquisition into our operations.

        In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities, and elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10 Exit or Disposal Cost Obligations, and related accounting standards. For the three months and nine months ended September 30, 2011, we incurred and paid nil and $0.6 million, respectively, related to the settlement of pension and postretirement benefits from our permanently shut down PVC manufacturing facility in Sarnia. During the three months ended September 30, 2012, we incurred a net recovery related to the sale of the land from the previous shut down of a PVC manufacturing facility in Oklahoma. During the nine months ended September 30, 2011, we incurred a net recovery related to the sale of manufacturing equipment from the facility in Oklahoma. The net recoveries are included in the tables below as income in the additions column and included in the condensed consolidated statements of income in transaction related costs, restructuring and other, net and gain on sale of assets in the respective periods. We do not expect there to be any further future costs associated with the Fourth Quarter 2008 Restructuring Plan.

        A summary of our restructuring activities by reportable segment for the three and nine months ended September 30, 2012 and 2011 is as follows:

(In thousands)	Balance at June 30, 2012	Additions	Cash (Payments) Receipts	Foreign Exchange and Other Adjustments	Balance at September 30, 2012
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$69	$(41)	$(29)	$1	$—
Exit costs	—	(564)	1,864	—	1,300
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	676	—	—	28	704
Fourth Quarter 2011 Restructuring Plan:
Involuntary termination benefits	1,389	448	(620)	38	1,255
Other:
Involuntary termination benefits	135	—	(22)	5	118
Corporate
Other:
Involuntary termination benefits	320	—	(84)	4	240

Total	$2,589	$(157)	$1,109	$76	$3,617

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2011	Additions	Cash (Payments) Receipts	Foreign Exchange and Other Adjustments	Balance at September 30, 2012
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$69	$(41)	$(29)	$1	$—
Exit costs	—	(564)	1,864	—	1,300
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	898	—	(220)	26	704
Fourth Quarter 2011 Restructuring Plan:
Involuntary termination benefits	2,061	558	(1,398)	34	1,255
Other:
Involuntary termination benefits	221	4	(101)	(6)	118
Corporate
Other:
Involuntary termination benefits	154	—	(188)	274	240

Total	$3,403	$(43)	$(72)	$329	$3,617

(In thousands)	Balance at June 30, 2011	Additions	Cash (Payments) Receipts	Foreign Exchange and Other Adjustments	Balance at September 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$73	$—	$—	$(5)	$68
Exit costs	251	—	120	(10)	361
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	947	—	3	(72)	878
Other:
Involuntary termination benefits	434	1	(163)	(12)	260
Corporate
Other:
Involuntary termination benefits	162	—	—	(12)	150

Total	$1,867	$1	$(40)	$(111)	$1,717

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING ACTIVITIES (Continued)

(In thousands)	Balance at December 31, 2010	Additions	Cash (Payments) Receipts	Foreign Exchange and Other Adjustments	Balance at September 30, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	$634	$(806)	$132	$68
Exit costs	130	(1,149)	236	1,144	361
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(53)	(191)	(46)	878
Other:
Involuntary termination benefits	86	445	(260)	(11)	260
Corporate
Other:
Involuntary termination benefits	156	—	—	(6)	150

Total	$1,648	$(123)	$(1,021)	$1,213	$1,717

        For the three and nine months ended September 30, 2012, there was a nil and $0.8 million net gain on the sale of tangible assets. The gain was due to the value at which equipment from our Milford, Indiana facility was sold exceeding our initial fair value assessment in connection with our restructuring activities as a result of the Fourth Quarter 2011 Restructuring Plan. This gain is included in transaction related costs, restructuring expense and other, net, in the condensed consolidated statement of income for the nine months ended September 30, 2012. There were no impairment charges of tangible long-lived assets for the three and nine months ended September 30, 2011.

4. INVENTORIES

        The major classes of inventories were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Raw materials	$122,471	$113,813
Work-in-progress and supplies	7,356	6,633
Finished goods	167,717	167,108

Inventories	$297,544	$287,554

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Machinery and equipment	$1,475,378	$1,425,297
Land and land improvements	91,191	89,364
Buildings	205,177	203,621
Construction-in-progress	34,568	38,975

Property, plant and equipment, at cost	1,806,314	1,757,257
Accumulated depreciation	1,169,482	1,116,357

Property, plant and equipment, net	$636,832	$640,900

6. OTHER ASSETS, NET

        Other assets, net of accumulated amortization, consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Advances for long-term purchase contracts	$22,343	$31,154
Investment in joint ventures	6,337	6,419
Deferred financing costs, net	16,748	18,740
Long-term assets held for sale	13,949	14,750
Other	4,219	4,538

Total other assets, net	$63,596	$75,601

        The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments over the terms of the related contracts. Assets held for sale include real estate properties in the U.S. In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million, resulting in a gain of $17.4 million that is included in gain on sale of assets in the condensed consolidated statement of income for the nine months ended September 30, 2012. This air separation unit was included in assets held for sale, in the amount of $0.6 million, as of December 31, 2011. Concurrent with the sale, we entered into a long-term supply agreement with the purchaser to supply the Plaquemine facility with the products made by the air separation unit at market prices.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill.    The following table provides the detail of goodwill at December 31, 2011 and the changes made to goodwill by reportable segment during the nine months ended September 30, 2012.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2011	$242,855	$158,446	$401,301
Accumulated impairment losses at December 31, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2011	$187,368	$26,240	$213,608

Gross goodwill at December 31, 2011	$242,855	$158,446	$401,301
Adjustment to preliminary allocation of purchase price for acquisition	—	1,084	1,084
Foreign currency translation adjustment	3,984	—	3,984

Gross goodwill at September 30, 2012	246,839	159,530	406,369
Accumulated impairment losses at September 30, 2012	(55,487)	(132,206)	(187,693)

Net goodwill at September 30, 2012	$191,352	$27,324	$218,676

        Indefinite lived intangible assets.    At September 30, 2012 and December 31, 2011 our indefinite-lived assets consisted only of trade names. The following table provides the indefinite-lived intangible assets by reporting segment as of September 30, 2012 and December 31, 2011 and the changes to indefinite-lived intangible assets during the nine months ended September 30, 2012.

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2011	$364	$8,701	$9,065

Foreign currency translation adjustment	14	74	88

Balance at September 30, 2012	$378	$8,775	$9,153

        Finite-lived intangible assets.    At September 30, 2012 and December 31, 2011, we also had customer relationship and technology intangible assets that relate to our building products segment,

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

which are our only finite-lived intangible assets. The following table provides the detail of finite-lived intangible assets at September 30, 2012 and December 31, 2011.

(In thousands)	Building Products
Gross carrying amounts at September 30, 2012:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at September 30, 2012:
Customer relationships	(8,236)
Technology	(9,230)

Total	(17,466)
Foreign currency translation adjustment and other at September 30, 2012:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at September 30, 2012:
Customer relationships	27,002
Technology	8,137

Total	$35,139

(In thousands)	Building Products
Gross carrying amounts at December 31, 2011:
Customer relationships	$36,922
Technology	17,367

Total	54,289
Accumulated amortization at December 31, 2011:
Customer relationships	(6,860)
Technology	(8,095)

Total	(14,955)
Foreign currency translation adjustment and other at December 31, 2011:
Customer relationships	(1,684)
Technology	—

Total	(1,684)
Net carrying amounts at December 31, 2011:
Customer relationships	28,378
Technology	9,272

Total	$37,650

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The estimated weighted average remaining useful life for the customer relationships is approximately 15 years. Technology has an estimated weighted average remaining useful life of approximately 6 years. Amortization expense for the finite-lived intangible assets was $0.8 million for both the three months ended September 30, 2012 and September 30, 2011, respectively. For the nine months ended September 30, 2012 and September 30, 2011, the amortization expense was $2.5 million and $2.2 million, respectively. Total finite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

        Our reporting units within our building products segment have goodwill and other intangible asset balances of $71.2 million at September 30, 2012. In 2012, certain regions of the North American housing and construction markets have remained anemic and current industry expectations vary significantly regarding the timing and pace of recovery. In the three months ended September 30, 2012, we do not believe there was any impairment but continued weakness in certain regions of the North American housing and construction markets continues to challenge these reporting units. Further deterioration in certain regions of the North American housing and construction markets or the use of different assumptions in our evaluations could yield materially different results.

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

        In December 2009, we refinanced part of our debt and entered into a senior secured asset-based revolving credit agreement due January 2016 (the "ABL Revolver") and issued $500.0 million in principal amount of 9.0 percent senior secured notes due 2017 (the "9.0 percent notes"). On September 30, 2012 and December 31, 2011, we had nil in outstanding principal borrowed under the ABL Revolver. At September 30, 2012 and December 31, 2011, we had outstanding letters of credit totaling $11.8 million and $15.8 million, respectively. On September 30, 2012 and December 31, 2011, we had $497.8 million and $497.5 million outstanding, net of original issuance discount, on the 9.0 percent notes.

        On September 11, 2012, we delivered a notice of redemption to the holders of the 9.0 percent notes regarding the optional redemption of $50 million aggregate principal amount of the 9.0 percent notes. The optional redemption of the 9.0 percent notes was completed on October 12, 2012 for a redemption price of $51.5 million, which is equal to 103 percent of the aggregate principal amount of the 9.0 percent notes that were redeemed, plus accrued interest of approximately $1.1 million. Accordingly, we have reduced the outstanding aggregate principal amount of our 9.0 percent notes to $450.0 million as of October 12, 2012. Due to this redemption, we have classified $49.8 million, net of unamortized original issuance discount, as current portion of long term debt and $447.9 million, net of unamortized original issuance discount, as long term debt on our September 30, 2012 balance sheet.

        The weighted average interest rate under the ABL Revolver was 4.8 percent and 4.3 percent as of September 30, 2012 and December 31, 2011, respectively. In addition to paying interest on outstanding principal under the ABL Revolver, we are required to pay a fee in respect of the unutilized commitments and we must also pay customary letter of credit fees.

        The ABL Revolver requires that if excess availability is less than $45 million, we comply with a minimum fixed charge coverage ratio of at least 1.10 to 1.00. At September 30, 2012 and December 31, 2011 excess availability was $288.2 million and $284.2 million, respectively. In addition, the ABL Revolver includes affirmative and negative covenants that, subject to significant exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION (Continued)

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

        On April 4, 2011, we redeemed all of our 7.125 percent senior notes due 2013 and 9.5 percent senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. On October 20, 2011, we redeemed all of our 10.75 percent senior subordinated notes due 2016 at $105.375 per $100 face value of such notes, for an aggregate payment of $44.1 million, including early redemption costs. The redemption of these notes required payments on original issuance discounts and retirement premiums that were recorded throughout 2011 in the period of redemption. There were no such charges in the nine months ended September 30, 2012. On December 29, 2011 we repaid in full our other note payable for $18.0 million.

        Lease Financing Obligation.    At September 30, 2012 and December 31, 2011, we had a lease financing obligation of $113.8 million and $109.9 million, respectively. The change from the December 31, 2011 balance is due to the change in the Canadian dollar exchange rate for the period ended September 30, 2012. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale for generally accepted

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION (Continued)

accounting principle purposes. As a result, the land, building and related accounts continue to be recognized in the condensed consolidated balance sheets. The amount of the collateralized letter of credit was $5.9 million and $8.0 million as of September 30, 2012 and December 31, 2011, respectively. We are not obligated to repay the lease financing obligation amount of $113.8 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements at September 30, 2012 are $1.9 million in 2012, $7.9 million in 2013, $7.9 million in 2014, $8.2 million in 2015, $8.3 million in 2016, and $2.1 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed at December 31, 2011 is due to current period payments and the change in the Canadian dollar exchange rate as of September 30, 2012.

9. COMMITMENTS AND CONTINGENCIES

        Legal Proceedings.    In August 2004 and January and February 2005, the USEPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The USEPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the USEPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. In 2006, we were informed by the USEPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During 2007, we reached agreement with the USEPA regional office responsible for Mississippi on the terms and conditions of a consent decree that would settle USEPA's pending enforcement action against our Aberdeen, Mississippi facility. The parties have executed a consent decree, which was approved by the federal district court in Atlanta, Georgia. Under the consent decree, we are required to, among other things; undertake certain other environmental improvement capital projects. We estimate that the remaining cost of completing these capital projects is approximately $2.5 million.

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

        Environmental Regulation.    In the first quarter of 2007, the USEPA informed us of possible noncompliance at our Aberdeen, Mississippi facility with certain provisions of the Toxic Substances Control Act. Subsequently, we discovered possible non-compliance involving our Plaquemine, Louisiana and Pasadena, Texas facilities, which were then disclosed. We expect that all of these matters will be resolved in one settlement agreement with USEPA. We do not expect that any penalties associated with these matters will have a material effect on our financial position, results of operations, or cash flows.

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

        Investigations by federal and state environmental authorities concerning contamination of an estuary near the Lake Charles VCM facility, known as the Calcasieu Estuary have been ongoing. It is possible that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are about 200 potentially responsible parties ("PRPs") associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles facilities, including the VCM facility we acquired. CONDEA Vista is participating in a privately-led remediation of Bayou Verdine that was recently begun and is expected to continue through 2013. The ultimate cost for completion of remedial activities in Bayou Verdine is unknown at this time.

        Although CONDEA Vista is not expected to have liability for any other sections of the Calcasieu Estuary, Superfund statutes may impose joint and several liability for the entire cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or presently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault,

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

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

        At our Lake Charles VCM facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount, up to an aggregate one-time amount of approximately $2.3 million. At September 30, 2012, we had incurred an aggregate of approximately $2.1 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $3.0 million accrual in other non-current liabilities as of September 30, 2012. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

        As for employee and independent contractor exposure claims, CONDEA Vista is responsible for exposures before November 12, 2009, and we are responsible for exposures after November 12, 2009, on a pro rata basis determined by years of employment or service before and after November 12, 1999, by any claimant.

        CONDEA Vista is also primarily responsible for remediation at our former resin production facility in Oklahoma City, Oklahoma. However, we potentially remain liable for the costs of any remediation associated with activities that took place during our ownership and operation of the former Oklahoma City facility.

        In August 2012, CONDEA Vista transmitted to us the results of a pre-closure investigation of the former Oklahoma City facility's resin settling ponds, as well as a preliminary cost estimate for activities related to the ultimate closure of these ponds. Under Oklahoma Department of Environmental Quality ("ODEQ") regulations for operation and closure of wastewater treatment facilities, these ponds are required to undergo closure as a result of the closing of the facility. Based on the results of the pre-closure investigation and cost estimate, we believe that some remediation may be required to meet ODEQ requirements, and that we may be liable for a portion of such remediation costs. We do not believe that resolution of this matter will have a material effect on our financial position, results of operations, or cash flows.

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        On February 13, 2012, the United States Environmental Protection Agency issued its final rule to update emissions limits for air toxics from polyvinyl chloride and copolymers production ("PVC production"). The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, was published in the Federal Register on April 17, 2012. The rule establishes new, more stringent, emission standards for certain regulated "hazardous air pollutants," including vinyl chloride monomer. The rule sets maximum achievable control technology ("MACT") standards for major sources of PVC production. The final rule also establishes certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to those requirements would have three years from the effectiveness of the rule to come into compliance. The final rule was promulgated following extensive input from a variety of stakeholders, including industry participants, during the formal comment period, as well as several scheduled public hearings. Following the publication of the rule in the Federal Register, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers, and several environmental groups. These legal challenges will likely impact the timing of the implementation of a final rule. We have conducted a preliminary evaluation of the potential impact of a final rule on our operations. This preliminary evaluation is based on the final rule as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to come into compliance with the existing final rule. Based on this preliminary evaluation, we expect that the capital expenditures necessary to achieve compliance with the existing final rule to be less than $15 million.

10. EARNINGS PER SHARE

        We calculate earnings per share using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. For the three and nine months ended September 30, 2012, there are 0.2 million and 0.4 million weighted average restricted stock unit participating securities. For the three and nine months ended September 30, 2011, there are 0.6 million and 0.8 million weighted average restricted stock unit participating securities.

        In computing diluted earnings per share for both the three and nine months ended September 30, 2012, common stock equivalents of 0.2 million shares were not included due to their anti-dilutive effect. For both the three and nine months ended September 30, 2011, common stock equivalents of 0.3 million shares and 0.2 million shares, respectively were not included due to their anti-dilutive effect.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EARNINGS PER SHARE (Continued)

        Computations of basic and diluted earnings per share are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Basic earnings per share
Net income	$39,336	$34,358	$88,268	$61,073
Deduct: Net income attributable to participating securities	156	611	794	1,414

Net income attributable to common stockholders	$39,180	$33,747	$87,474	$59,659

Weighted average common shares—Basic	34,549	34,165	34,413	34,036
Total basic earnings per common share	$1.13	$0.99	$2.54	$1.75

Diluted earnings per share
Net income attributable to common stockholders	$39,180	$33,747	$87,474	$59,659

Weighted average common shares—Basic	34,549	34,165	34,413	34,036
Plus: Dilutive effect of stock options and awards	333	46	228	29

Weighted average common shares—Diluted	34,882	34,211	34,641	34,065

Total diluted earnings per share	$1.12	$0.99	$2.53	$1.75

11. EMPLOYEE RETIREMENT PLANS

        The following table provides the components of the net periodic benefit cost (income) for all of our pension plans:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Components of net periodic benefit cost (income):
Interest cost	$1,782	$1,819	$5,395	$5,523
Expected return on assets	(2,175)	(2,387)	(6,517)	(7,156)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss recognized due to settlement	—	—	—	591
Actuarial loss	419	251	1,260	745

Total net periodic benefit cost (income)	$27	$(316)	$141	$(294)

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

        In connection with the closure of our Sarnia, Ontario PVC resin manufacturing facility in December 2008, we decided to wind up the Canadian pension plan. All future benefit obligations for this pension plan were fully funded in 2011 with a contribution in the amount of approximately $0.8 million with a corresponding restructuring charge recognized in the nine months ended September 30, 2011.

        For the three and nine months ended September 30, 2012 and 2011, we made no contributions to the U.S. pension plan trust. We made contributions in the form of direct benefit payments for the U.S. pension plans in the nine months ended for both September 30, 2012 and 2011 of approximately $0.4 million, respectively. There were no contributions in the form of direct benefit payments to the U.S. pension plans in either of the three month periods ended September 30, 2012 and 2011.

12. STOCK-BASED COMPENSATION

        On May 17, 2011, our shareholders approved the Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). Under the 2011 Plan, we are authorized to grant various stock-based compensation awards for up to 1,800,000 shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of September 30, 2012, there were 1,191,952 shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our other equity compensation plans.

        Total after-tax share-based compensation expense by type of award was as follows:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Restricted and deferred stock units expense	$7,646	$5,295
Stock options expense	23	191

Before-tax share-based compensation expense	7,669	5,486
Income tax benefit	(2,505)	(1,683)

After-tax share-based compensation expense	$5,164	$3,803

        The amount of share-based compensation expense capitalized in periods presented was not material.

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

        As of September 30, 2012 and 2011, we had approximately $10.4 million and $6.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation, which we will record in our statements of income over a weighted average recognition period of approximately one year. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $5.4 million and $5.2 million, respectively.

        Stock Options.    A summary of stock option activity under all plans as of and for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2012	132,664		$297.41
Exercised	1,400		21.50
Expired	3,995		561.56
Forfeited	—

Outstanding on September 30, 2012	127,269	5.0	$292.16	$712

Exercisable as of September 30, 2012	127,269	5.0	$292.16	$712
Vested or expected to vest as of September 30, 2012	127,269	5.0	$292.16	$712

        During the three and nine months ended September 30, 2012 and 2011, we granted no options to purchase shares. The fair value of stock options when granted has been estimated as of the date of grant using the Black-Scholes option pricing model. Option exercise prices are equal to the closing price of our common stock on the date of grant. Options vest over a three year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the three and nine months ended September 30, 2011.

        Restricted Stock Units.    A summary of restricted stock unit activity under all plans as of and for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
				(In thousands)
Outstanding on January 1, 2012	792,815		$16.92
Granted	409,351		30.18
Vested and released	449,584		10.97
Forfeited	21,728		22.34

Outstanding on September 30, 2012	730,854	1.8	$27.85	$26,472

Vested or expected to vest as of September 30, 2012	723,061	1.7	$27.82	$26,189

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

        During the nine months ended September 30, 2012 and 2011, we granted 409,351 and 290,003 restricted stock units, respectively. The restricted stock units normally vest over a one or three year period. The weighted average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2012 and 2011, was $30.18 and $27.55, respectively, which is based on the stock price as of the date of grant or, in the case of the performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2012 and 2011 was $15.3 million and $8.1 million, respectively.

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

13. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE (LOSS) INCOME

        Accumulated other comprehensive loss includes unrealized gains and losses on derivative financial instruments designated as cash flow hedges, adjustments to pension liabilities, foreign currency translation of assets and liabilities of foreign subsidiaries, and effects of exchange rate changes on intercompany balances of a long-term nature. There were no outstanding derivative financial instruments as of September 30, 2012. Amounts recorded in accumulated other comprehensive loss, net of tax, as of December 31, 2011 and September 30, 2012, and changes within the period are as follows:

(In thousands)	Derivative Cash Flow Hedges	Accrued Pension Benefit Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(453)	$(40,291)	$22,593	$(18,151)
Net current period change	—	(432)	6,684	6,252
Reclassification adjustment for losses included in net income	453	1,263	—	1,716

Balance at September 30, 2012	$—	$(39,460)	$29,277	$(10,183)

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE (LOSS) INCOME (Continued)

        Other comprehensive (loss) income is derived from adjustments to reflect the unrealized gain (loss) on derivatives, change in pension liability adjustment and change in foreign currency translation adjustment. The components of other comprehensive (loss) income in the three and nine month periods ended September 30, 2012 and 2011 are as follows:

(In thousands)	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Three months ended September 30, 2011
Unrealized gain on derivatives	$369	$138	$231
Change in pension liability adjustment	252	51	201
Change in foreign currency adjustment	(26,072)	(12,596)	(13,476)

Other comprehensive loss	$(25,451)	$(12,407)	$(13,044)

Three months ended September 30, 2012
Unrealized gain on derivatives	$39	$15	$24
Change in pension liability adjustment	420	156	264
Change in foreign currency adjustment	14,572	6,882	7,690

Other comprehensive income	$15,031	$7,053	$7,978

(In thousands)	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Nine months ended September 30, 2011
Unrealized loss on derivatives	$(654)	$(246)	$(408)
Change in pension liability adjustment	1,559	215	1,344
Change in foreign currency adjustment	(15,917)	(7,277)	(8,640)

Other comprehensive loss	$(15,012)	$(7,308)	$(7,704)

Nine months ended September 30, 2012
Unrealized gain on derivatives	$721	$268	$453
Change in pension liability adjustment	1,262	431	831
Change in foreign currency adjustment	12,773	6,089	6,684

Other comprehensive income	$14,756	$6,788	$7,968

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES

        Our effective income tax rate for the three and nine months ended September 30, 2012 was a provision of 33.4 and 30.2 percent, respectively, as compared to provisions of 9.3 percent and 18.1 percent for the three and nine months ended September 30, 2011, respectively. The difference in the effective rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities, certain merger related costs, and the favorable impact of changes in uncertain tax positions. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of the valuation allowance that results from the utilization of Canadian net operating losses and the resolution of uncertain tax positions.

Liability for Unrecognized Income Tax Benefits

        As of September 30, 2012 and December 31, 2011, our liability for unrecognized income tax benefits was approximately $23.7 million and $28.9 million, respectively. Of these amounts, at September 30, 2012, and December 31, 2011, approximately $11.9 million and $13.0 million, respectively relates to accrued interest and penalties. If not realized, all of this amount would affect our effective tax rate. For the three months and nine months ended September 30, 2012, we recognized approximately $0.2 million and $0.6 million, respectively of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. For the three months and nine months ended September 30, 2011, we recognized approximately $0.4 million and $1.2 million, respectively of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. Our liability for unrecognized income tax benefits decreased during the three months and nine months ended September 30, 2012, primarily as the result of the resolution of uncertain tax positions acquired with Royal Group, primarily in Canada, and foreign currency translation adjustments, offset by the accrual of additional interest expense related to our liabilities for unrecognized tax benefits.

        A reconciliation of the liability for unrecognized tax benefits for the three month and nine month periods ended September 30, 2012 and 2011 is set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Balance as of beginning of the period	$24,468	$52,975	$28,884	$53,315
Additions for current year tax positions	71	14	71	14
Additions for prior year tax positions	243	351	1,234	1,208
Reductions for prior year tax positions	—	(7,877)	—	(7,898)
Settlements	—	(2,952)	(260)	(2,952)
Reductions related to expirations of statute of limitations	(1,782)	(24)	(6,836)	(2,534)
Foreign currency translation	707	(3,067)	614	(1,733)

Balance as of the end of the period	$23,707	$39,420	$23,707	$39,420

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

        GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

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

        The following is a summary of the carrying amount and estimated fair values of our long-term debt and natural gas forward purchase contracts as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0 percent senior secured notes due 2017	$497,771	$561,250	$497,464	$525,315
Level 2
Derivative instruments:
Natural gas forward purchase contracts liability	—	—	721	721

16. SEGMENT INFORMATION

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck products are marketed under the Royal Building Products and Exterior Portfolio brand names, and are managed within the building products segment. The aromatics segment is also integrated and includes the product cumene and the co-products phenol and acetone.

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

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Three months ended September 30, 2012:
Net sales	$329,101	$238,187	$246,214	$—	$813,502
Intersegment revenues	55,722	—	85	(55,807)	—
Gain on sale of assets	(1,864)	—	—	—	(1,864)
Transaction related costs, restructuring and other, net	1,259	—	448	13,083	14,790
Operating income (loss)	73,791	11,074	14,711	(25,654)	73,922
Depreciation and amortization	11,488	374	9,876	1,250	22,988
Three months ended September 30, 2011:
Net sales	$347,195	$319,906	$262,535	$—	$929,636
Intersegment revenues	63,741	—	—	(63,741)	—
Transaction related costs, restructuring and other, net	—	—	1	—	1
Operating income (loss)	46,261	1,689	14,313	(7,848)	54,415
Depreciation and amortization	14,730	384	10,231	1,118	26,463

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other	Total
Nine months ended September 30, 2012:
Net sales	$998,475	$856,843	$685,826	$—	$2,541,144
Intersegment revenues	194,700	—	399	(195,099)	—
Gain on sale of assets	(19,250)	—	—	—	(19,250)
Transaction related costs, restructuring and other, net	1,259	—	(270)	25,381	26,370
Operating income (loss)	160,168	46,239	23,715	(59,545)	170,577
Depreciation and amortization	33,971	1,135	29,354	3,503	67,963
Nine months ended September 30, 2011:
Net sales	$997,177	$857,912	$694,195	$—	$2,549,284
Intersegment revenues	198,441	—	3	(198,444)	—
Gain on sale of assets	(1,150)	—	—	—	(1,150)
Transaction related costs, restructuring and other, net	635	—	392	—	1,027
Operating income (loss)	121,826	14,024	19,138	(28,422)	126,566
Depreciation and amortization	43,912	1,097	29,980	3,316	78,305

Sales by Product Line

        The table below summarizes sales by product. Our electrovinyls products are primarily comprised of chlorine/caustic soda, VCM and vinyl resins. Our compound products are comprised of vinyl

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

compounds and compound additives. Our outdoor building products are comprised of siding, pipe and pipe fittings and deck.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Chlorovinyls
Electrovinyl products	$218,193	$235,771	$643,053	$664,333
Compound products	110,908	111,424	355,422	332,844

Total	329,101	347,195	998,475	997,177

Aromatics
Cumene products	171,660	191,683	605,118	510,493
Phenol/acetone products	66,527	128,223	251,725	347,419

Total	238,187	319,906	856,843	857,912

Building Products
Window & Door Profiles and Moulding products	85,932	94,362	243,714	255,170
Outdoor Building products	160,282	168,173	442,112	439,025

Total	246,214	262,535	685,826	694,195

Total net sales	$813,502	$929,636	$2,541,144	$2,549,284

17. PROPOSED MERGER

        On July 18, 2012, Georgia Gulf Corporation, PPG Industries, Inc. ("PPG"), Eagle Spinco Inc., a wholly-owned subsidiary of PPG ("Spinco"), and Grizzly Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which the Company will acquire PPG's chlor-alkali and derivatives business (the "Business") in a Reverse Morris Trust transaction (the "Merger"). Prior to the Merger and pursuant to a Separation Agreement (the "Separation Agreement"), dated as of July 18, 2012, between PPG and Spinco, PPG will, among other things, transfer the Business to Spinco and, thereafter, PPG will distribute to PPG stockholders all of the issued and outstanding shares of Spinco (the "Distribution"). Immediately following the Distribution, Spinco will be merged with the Company or one of the Company's subsidiaries.

        Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then outstanding are expected to be automatically converted into the greater of 35.2 million shares of the Company's common stock (the "Company Common Stock") or 50.5 percent of the Company Common Stock. The Company's existing stockholders are expected to continue to hold the remaining approximately 49.5 percent of the Company's Common Stock.

        The transaction value of approximately $2.2 billion consists of $900 million of cash to be paid to PPG, approximately $95 million of debt to be assumed by Georgia Gulf, about $87 million of non-controlling interest, and Georgia Gulf shares to be received by PPG shareholders valued at

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. PROPOSED MERGER (Continued)

approximately $1.3 billion based on Georgia Gulf's closing stock sale price of $36.22 on September 28, 2012.

        The Company has obtained commitments from a consortium of banks led by Barclays Capital and JP Morgan for the initial financing of the transaction that is expected to be in the form of a secured term loan and approximately $675 million of unsecured notes. The unsecured notes are expected to mature eight years after the date of issuance and be subject to a five year no-call period.

        Georgia Gulf expects to incur significant, one-time costs in connection with the transactions, including approximately: (1) $25 to $30 million of advisory, legal, accounting and other professional fees related to the transactions; (2) $30 to $40 million of financing related fees; and (3) $55 million in transition and integration expenses, such as consulting professionals' fees, information technology implementation costs and relocation and severance costs, that Georgia Gulf management believes are necessary to realize approximately $115.0 million of annualized cost synergies within two years from the consummation of the transactions. We have incurred approximately $13.1 million and $25.1 million during the three and nine months ended September 30, 2012 in professional fees primarily associated with the proposed merger with the chlor-alkali and derivatives business of PPG and to a lesser degree a subsequently withdrawn unsolicited proposal by Westlake Chemical Corporation to acquire the company. These costs are included in transaction related costs, restructuring expense and other, net, in the condensed consolidated statement of income for the three and nine months ended September 30, 2012. The fees associated with the proposed merger with the chlor-alkali and derivatives business of PPG are included in the $110 to $125 million of estimated one-time fees discussed above that are associated with the transaction.

        The consummation of the Merger is subject to various customary closing conditions, including: (i) approval by the Company's stockholders; (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, which expiration occurred on September 14, 2012; (iii) completion of the Distribution; (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction; (v) obtaining other regulatory approvals necessary to complete the Merger; and (vi) the absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the transaction. Completion of the transaction is anticipated to occur by early 2013, although there can be no assurance the transaction will occur within the expected time frame or at all.

18. SUPPLEMENTAL GUARANTOR INFORMATION

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

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries`
Supplemental Condensed Consolidating Balance Sheet Information
September 30, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$79,436	$39,033	$—	$118,469
Receivables, net	30	944,945	100,217	(656,174)	389,018
Inventories	—	195,541	102,003	—	297,544
Prepaid expenses and other	33	8,386	2,673	—	11,092
Deferred income taxes	—	17,139	228	—	17,367

Total current assets	63	1,245,447	244,154	(656,174)	833,490
Property, plant and equipment, net	1,509	419,219	216,104	—	636,832
Long term receivables—affiliates	463,925	9,400	—	(473,325)	—
Goodwill	—	105,043	113,633	—	218,676
Intangible assets, net	—	41,773	2,519	—	44,292
Deferred income taxes	—	—	4,145	—	4,145
Other assets, net	14,139	41,036	8,421	—	63,596
Investment in Subsidiaries	1,390,458	—	—	(1,390,458)	—

Total assets	$1,870,094	$1,861,918	$588,976	$(2,519,957)	$1,801,031

Liabilities and Stockholders' Equity
Current portion of long-term debt	$49,841	$—	$—	$—	$49,841
Accounts payable	665,158	166,398	38,051	(656,174)	213,433
Interest payable	9,650	—	—	—	9,650
Income taxes payable	(4,522)	15,196	4,158	—	14,832
Accrued compensation	—	18,035	15,714	—	33,749
Other accrued liabilities	1,205	32,872	30,279	—	64,356

Total current liabilities	721,332	232,501	88,202	(656,174)	385,861
Long-term debt	447,930	—	—	—	447,930
Lease financing obligation	—	—	113,773	—	113,773
Long-term payables—affiliates	—	—	473,325	(473,325)	—
Liability for unrecognized income tax benefits	—	5,094	13,661	—	18,755
Deferred income taxes	22,166	162,114	—	—	184,280
Other non-current liabilities	93,566	71,751	2,337	(102,322)	65,332

Total liabilities	1,284,994	471,460	691,298	(1,231,821)	1,215,931

Total stockholders' equity (deficit)	585,100	1,390,458	(102,322)	(1,288,136)	585,100

Total liabilities and stockholders' equity	$1,870,094	$1,861,918	$588,976	$(2,519,957)	$1,801,031

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$677,358	$176,260	$(40,116)	$813,502
Operating costs and expenses:
Cost of sales	—	571,573	141,721	(40,116)	673,178
Selling, general and administrative expenses	10,170	24,572	18,734	—	53,476
Gain on sale of assets	—	(1,864)	—	—	(1,864)
Transaction related costs, restructuring and other, net	13,082	1,300	408	—	14,790

Total operating costs and expenses	23,252	595,581	160,863	(40,116)	739,580

Operating (loss) income	(23,252)	81,777	15,397	—	73,922

Other (expense) income:
Interest (expense) income, net	(23,215)	14,483	(5,906)	—	(14,638)
Foreign exchange gain (loss)	44	(66)	(170)	—	(192)
Equity in income of subsidiaries	69,662	908	—	(70,570)	—

Income before income taxes	23,239	97,102	9,321	(70,570)	59,092

(Benefit) provision for income taxes	(16,097)	34,035	1,818	—	19,756

Net income	$39,336	$63,067	$7,503	$(70,570)	$39,336

Comprehensive income	$47,314	$62,967	$3,624	$(66,591)	$47,314

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Three Months Ended September 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$794,512	$178,685	$(43,561)	$929,636
Operating costs and expenses:
Cost of sales	—	726,966	148,403	(43,561)	831,808
Selling, general and administrative expenses	7,011	20,800	15,601	—	43,412
Transaction related costs, restructuring and other, net	—	1	—	—	1

Total operating costs and expenses	7,011	747,767	164,004	(43,561)	875,221

Operating (loss) income	(7,011)	46,745	14,681	—	54,415

Other (expense) income:
Interest (expense) income, net	(19,160)	8,683	(6,226)	—	(16,703)
Foreign exchange (loss) gain	(57)	25	192	—	160
Equity in income of subsidiaries	61,069	1,650	—	(62,719)	—

Income before income taxes	34,841	57,103	8,647	(62,719)	37,872

Provision (benefit) for income taxes	483	10,777	(7,746)	—	3,514

Net income	$34,358	$46,326	$16,393	$(62,719)	$34,358

Comprehensive income	$21,314	$47,532	$24,161	$(71,693)	$21,314

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,198,646	$479,645	$(137,147)	$2,541,144
Operating costs and expenses:
Cost of sales	—	1,949,178	398,484	(137,147)	2,210,515
Selling, general and administrative expenses	28,199	71,105	53,628	—	152,932
Gain on sale of assets	—	(19,250)	—	—	(19,250)
Transaction related costs, restructuring and other, net	25,112	777	481	—	26,370

Total operating costs and expenses	53,311	2,001,810	452,593	(137,147)	2,370,567

Operating (loss) income	(53,311)	196,836	27,052	—	170,577

Other (expense) income:
Interest (expense) income, net	(66,465)	40,520	(17,629)	—	(43,574)
Foreign exchange gain (loss)	263	(36)	(821)	—	(594)
Equity in income of subsidiaries	171,724	1,230	—	(172,954)	—

Income before income taxes	52,211	238,550	8,602	(172,954)	126,409

(Benefit) provision for income taxes	(36,057)	75,749	(1,551)	—	38,141

Net income	$88,268	$162,801	$10,153	$(172,954)	$88,268

Comprehensive income	$96,236	$163,733	$6,663	$(170,396)	$96,236

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Income and Comprehensive Income
Nine Months Ended September 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,177,274	$519,026	$(147,016)	$2,549,284
Operating costs and expenses:
Cost of sales	—	2,001,477	438,300	(147,016)	2,292,761
Selling, general and administrative expenses	25,828	55,696	48,556	—	130,080
Gain on sale of assets	—	(1,150)	—	—	(1,150)
Transaction related costs, restructuring and other, net	—	18	1,009	—	1,027

Total operating costs and expenses	25,828	2,056,041	487,865	(147,016)	2,422,718

Operating (loss) income	(25,828)	121,233	31,161	—	126,566
Other (expense) income:
Interest (expense) income, net	(56,686)	24,851	(18,257)	—	(50,092)
Foreign exchange (loss) gain	(21)	70	(829)	—	(780)
Loss on early redemption of debt	(1,100)	—	—	—	(1,100)
Equity (loss) in income of subsidiaries	129,548	(355)	—	(129,193)	—

Income before income taxes	45,913	145,799	12,075	(129,193)	74,594

(Benefit) provision for income taxes	(15,160)	38,681	(10,000)	—	13,521

Net income	$61,073	$107,118	$22,075	$(129,193)	$61,073

Comprehensive income	$53,369	$107,692	$26,655	$(134,347)	$53,369

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2012
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,673	$57,907	$4,124	$—	$65,704

Cash flows from investing activities:
Capital expenditures	(329)	(45,583)	(9,907)	—	(55,819)
Proceeds from sale of assets	—	23,532	47	—	23,579
Distributions from affiliate	1,854	206	—	(2,060)	—

Net cash provided by (used in) investing activities	1,525	(21,845)	(9,860)	(2,060)	(32,240)

Cash flows from financing activities:
Repayments on asset based lending revolver	(183,400)	—	—	—	(183,400)
Borrowings on asset based lending revolver	183,400	—	—	—	183,400
Fees paid related to financing activities	(625)	—	—	—	(625)
Return of capital			(2,060)	2,060	—
Excess tax benefits from share-based payment arrangements	3,301	—	—	—	3,301
Stock compensation plan activity	(5,096)	—	—	—	(5,096)
Dividends Paid	(2,778)	—	—	—	(2,778)

Net cash used in financing activities	(5,198)	—	(2,060)	2,060	(5,198)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,628	—	1,628

Net change in cash and cash equivalents	—	36,062	(6,168)	—	29,894
Cash and cash equivalents at beginning of period	—	43,374	45,201	—	88,575

Cash and cash equivalents at end of period	$—	$79,436	$39,033	$—	$118,469

GEORGIA GULF CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUPPLEMENTAL GUARANTOR INFORMATION (Continued)

Georgia Gulf Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Cash Flows Information
Nine Months Ended September 30, 2011
(Unaudited)

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$61,249	$(28,523)	$(12,521)	$—	$20,205

Cash flows from investing activities:
Capital expenditures	(600)	(37,143)	(6,504)	—	(44,247)
Proceeds from sale of property, plant and equipment	—	301	25	—	326
Acquisition, net of cash acquired	—	(71,371)	—	—	(71,371)

Net cash used in investing activities	(600)	(108,213)	(6,479)	—	(115,292)

Cash flows from financing activities:
Repayments on asset based lending revolver	(382,300)	—	(33,267)	—	(415,567)
Borrowings on asset based lending revolver	413,900	—	38,605	—	452,505
Repayment of long-term debt	(22,913)	(4)	—	—	(22,917)
Fees paid to amend or issue debt facilities and equity	(863)	—	(617)	—	(1,480)
Intercompany financing to fund acquisition	(72,067)	72,067	—	—	—
Excess tax benefits from share-based payment arrangements	3,555	—	—	—	3,555
Stock compensation plan activity	39	—	—	—	39

Net cash (used in) provided by financing activities	(60,649)	72,063	4,721	—	16,135

Effect of exchange rate changes on cash and cash equivalents	—	—	1,504	—	1,504

Net change in cash and cash equivalents	—	(64,673)	(12,775)	—	(77,448)
Cash and cash equivalents at beginning of period	—	93,681	29,077	—	122,758

Cash and cash equivalents at end of period	$—	$29,008	$16,302	$—	$45,310

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        We are a leading North American manufacturer and an international marketer of chlorovinyl and aromatics chemicals and also manufacture and market vinyl-based building and home improvement products. Our chlorovinyls and aromatics chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and deck products and markets vinyl-based building and home improvement products under the Royal Building Products and Exterior Portfolio brand names.

        We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting. The chlorovinyls segment consists of a highly integrated chain of electrovinyl products, which includes chlorine, caustic soda, VCM and vinyl resins, and our compound products consisting of compound additives and vinyl compounds. Our vinyl-based building and home improvement products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck products are managed within the building products segment. The aromatics segment is also integrated and includes cumene and the co-products phenol and acetone.

        Unless the contract otherwise requires, references to "Georgia Gulf," the "Company," "we," "our" or "us" means Georgia Gulf Corporation and its consolidated subsidiaries.

Proposed Merger

        On July 18, 2012, Georgia Gulf Corporation, PPG Industries, Inc. ("PPG"), Eagle Spinco Inc., a wholly-owned subsidiary of PPG ("Spinco"), and Grizzly Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which the Company will acquire PPG's chlor-alkali and derivatives business (the "Business") in a Reverse Morris Trust transaction (the "Merger"). Prior to the Merger and pursuant to a Separation Agreement (the "Separation Agreement"), dated as of July 18, 2012, between PPG and Spinco, PPG will, among other things, transfer the Business to Spinco and, thereafter, PPG will distribute to PPG stockholders all of the issued and outstanding shares of Spinco (the "Distribution"). Immediately following the Distribution, Spinco will be merged with the Company or one of the Company's subsidiaries.

        Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then outstanding are expected to be automatically converted into the greater of 35.2 million shares of the Company's common stock (the "Company Common Stock") or 50.5 percent of the Company Common Stock. The Company's existing stockholders are expected to continue to hold the remaining approximately 49.5 percent of the Company's Common Stock.

        The transaction value of approximately $2.2 billion consists of $900 million of cash to be paid to PPG, approximately $95 million of debt to be assumed by Georgia Gulf, about $87 million of non-controlling interest, and Georgia Gulf shares to be received by PPG shareholders valued at approximately $1.3 billion based on Georgia Gulf's closing stock sale price of $36.22 on September 28, 2012.

        The Company has obtained commitments from a consortium of banks led by Barclays Capital and JP Morgan for the initial financing of the transaction that is expected to be in the form of a secured term loan and approximately $675 million of unsecured notes. The unsecured notes are expected to mature eight years after the date of issuance and be subject to a five year no-call period.

        Georgia Gulf expects to incur significant, one-time costs in connection with the transactions, including approximately (1) $25 to $30 million of advisory, legal, accounting and other professional fees related to the transactions, (2) $30 to $40 million of financing related fees and (3) $55 million in transition and integration expenses, such as consulting professionals' fees, information technology implementation costs and relocation and severance costs, that Georgia Gulf management believes are necessary to realize approximately $115.0 million of annualized cost synergies within two years from the consummation of the transactions. We have incurred approximately $13.1 million and $25.1 million during the three and nine months ended September 30, 2012 in professional fees primarily associated with the proposed merger with the chlor-alkali and derivatives business of PPG and to a lesser degree a subsequently withdrawn unsolicited proposal by Westlake Chemical Corporation to acquire the company. These costs are included in transaction related costs, restructuring expense and other, net, in the condensed consolidated statement of income for the three and nine months ended September 30, 2012. The fees associated with the proposed merger with the chlor-alkali and derivatives business of PPG are included in the $110 to $125 million estimated one-time fees discussed above that are associated with the transaction.

        The consummation of the Merger is subject to various customary closing conditions, including (i) approval by the Company's stockholders, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, which expiration occurred on September 14, 2012, (iii) completion of the Distribution, (iv) confirmation by applicable tax authorities of the intended tax treatment of the transaction, (v) obtaining other regulatory approvals necessary to complete the Merger, and (vi) the absence of any law or order from any court or governmental authority restraining, enjoining or prohibiting the transaction. Completion of the transaction is anticipated to occur by early 2013, although there can be no assurance the transaction will occur within the expected time frame or at all.

Results of Operations

        The following table sets forth our consolidated statement of income data for each of the three and nine month periods ended September 30, 2012 and 2011, and the percentage of net sales of each line item for the three and nine month periods presented.

	Three months ended				Nine months ended
(Dollars in millions)	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Net sales	$813.5	100.0%	$929.6	100.0%	$2,541.1	100.0%	$2,549.3	100.0%
Cost of sales	673.2	82.8%	831.8	89.5%	2,210.5	87.0%	2,292.8	89.9%

Gross margin	140.3	17.2%	97.8	10.5%	330.6	13.0%	256.5	10.1%
Selling, general and administrative expense	53.5	6.6%	43.4	4.6%	152.9	6.0%	130.1	5.2%
Gain on sale of asset	(1.9)	(0.2)%	—	—%	(19.3)	(0.8)%	(1.2)	—%
Transaction related costs, restructuring and other, net	14.8	1.8%	—	—%	26.4	1.0%	1.0	—%

Operating income	73.9	9.0%	54.4	5.9%	170.6	6.7%	126.6	4.9%
Interest expense, net	14.6	1.8%	16.7	1.8%	43.6	1.7%	50.1	2.0%
Loss on redemption of debt	—	—%	—	—%	—	—%	1.1	—%
Foreign exchange loss (gain)	0.2	—%	(0.2)	—%	0.6	—%	0.8	—%
Provision for income taxes	19.8	2.4%	3.5	0.4%	38.1	1.5%	13.5	0.5%

Net income	$39.3	4.8%	$34.4	3.7%	$88.3	3.5%	$61.1	2.4%

        The following table sets forth certain financial data by reportable segment for each of the three and nine month periods ended September 30, 2012 and 2011.

	Three months ended				Nine months ended
(Dollars in millions)	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Net sales
Chlorovinyls products	$329.1	40.5%	$347.2	37.4%	$998.5	39.3%	$997.2	39.1%
Building products	246.2	30.3%	262.5	28.2%	685.8	27.0%	694.2	27.2%
Aromatics products	238.2	29.2%	319.9	34.4%	856.8	33.7%	857.9	33.7%

Total net sales	$813.5	100.0%	$929.6	100.0%	$2,541.1	100.0%	$2,549.3	100.0%

Operating income (loss)
Chlorovinyls products	$73.8		$46.3		$160.2		$121.8
Building products	14.7		14.3		23.7		19.1
Aromatics products	11.1		1.7		46.2		14.0
Unallocated corporate	(25.7)		(7.9)		(59.5)		(28.3)

Total operating income	$73.9		$54.4		$170.6		$126.6

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011

        Net Sales.    For the three months ended September 30, 2012, net sales totaled $813.5 million, a decrease of 12 percent compared to $929.6 million for the same quarter last year. The net sales decrease was primarily a result of a decrease in our overall sales volume of 5 percent and a decrease in our overall sales price of 8 percent (also 8 percent on a constant currency basis). Our overall sales volume decrease was primarily in our aromatics segment due to a decrease in export sales volume partially offset by an increase in vinyl resin export sales volume. Our overall sales price decrease was primarily in our chlorovinyls and aromatics segments due primarily to lower feedstock costs.

        Gross Margin.    Total gross margin percentage rose to 17 percent of net sales for the three months ended September 30, 2012 from 11 percent of net sales for the three months ended September 30, 2011. This increase in gross margin percentage was primarily due to increased gross margins in all segments as decreases in overall feedstock costs more than offset decreases in our overall sales prices. The $42.5 million gross margin increase was primarily due to a decrease in our overall raw material costs and an increase in our sales volume for our chlorovinyls segment offset partially by decreased sales prices for our chlorovinyls and aromatics segments and lower sales volumes for our aromatics and building products segments. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. IHS, Inc., a non-commissioned, independent source for industry data, ("IHS"), publicly reported a price decrease of 45 percent for propylene, 15 percent for ethylene, 25 percent for chlorine, and 32 percent for natural gas and an increase of 11 percent for benzene from the third quarter of 2011 compared to the third quarter of 2012.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $53.5 million for the three months ended September 30, 2012, a 23 percent increase from the $43.4 million for the three months ended September 30, 2011. This selling, general and administrative expenses increase of $10.1 million was primarily due to a $9.9 million increase in compensation related costs.

        Gain on sale of assets and transaction related costs, restructuring and other, net.    Gain on sale of assets, transaction related costs, restructuring and other, net, increased to $12.9 million for the three months ended September 30, 2012 primarily due to a $13.1 million expense related to professional fees associated with the proposed merger discussed above partially offset by a gain on sale of assets of $1.9 million.

        Interest Expense, net.    Interest expense, net decreased to $14.6 million for the three months ended September 30, 2012 from $16.7 million for the three months ended September 30, 2011. This decrease in interest expense, net of $2.1 million was primarily attributable to a lower overall debt balance during the three months ended September 30, 2012 compared to the same period in 2011. During 2011 we repaid an aggregate of approximately $81.2 million of debt.

        Provision for income taxes.    The provision for income taxes was $19.8 million for the three months ended September 30, 2012 compared with a provision for income taxes of $3.5 million for the three months ended September 30, 2011. The increase in the provision for income taxes primarily resulted from the increase in income. Our effective income tax rate for the three months ended September 30, 2012 was a provision of 33.4 percent as compared to a provision of 9.3 percent for the three months ended September 30, 2011. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities, certain merger related costs, and the favorable resolution of various uncertain tax positions of $0.8 million. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of the valuation allowance that resulted from the use of Canadian net operating losses, and the tax benefit from the favorable resolution of $13.6 million of various uncertain tax positions.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $329.1 million for the three months ended September 30, 2012, a decrease of 5 percent compared with net sales of $347.2 million for the same quarter last year. The net sales decrease was a result of a decrease in our overall sales prices of 7 percent compared to the three months ended September 30, 2011 partially offset by an overall sales volume increase of 2 percent. Our overall sales price decrease was primarily due to the decrease in the sales price of vinyl resin of 18 percent which is attributable primarily to lower feedstock prices. Our overall sales volume increase of 2 percent was mainly attributable to increased demand for our vinyl resin exports. North American vinyl resin industry sales volume increased 10 percent as a result of an increase in domestic sales volume of 14 percent and an increase in export sales volume of 5 percent, according to statistics from the American Chemistry Council Plastics Industry Producers Statistics Group, a non-commissioned, independent source for industry data, ("PIPS"), made publicly available in October 2012.

        Operating Income.    Operating income increased by $27.5 million to $73.8 million for the three months ended September 30, 2012 from $46.3 million for the three months ended September 30, 2011. This operating income increase was due to lower ethylene, chlorine and natural gas costs and higher export sales volumes of our vinyl resin products partially offset by lower sales prices for vinyl resins primarily due to lower feedstock costs. IHS reported that industry prices of our primary feedstocks ethylene, chlorine and natural gas decreased 15 percent, 25 percent and 32 percent, respectively, from the same period last year. Our chlorovinyls operating rate was flat at about 82 percent for the third quarter of 2012 and 2011.

Building Products Segment

        Net Sales.    Net sales totaled $246.2 million for the three months ended September 30, 2012, a decrease of 6 percent compared to $262.5 million for the same quarter last year (a decrease of 5 percent on a constant currency basis). The net sales decrease was driven by weaker demand in the U.S., in part due to the discontinuing of the fence product line effective March 2012, partially offset by higher demand in Canada. After adjusting for the impact of the fence product line, sales volume declined 3 percent in the quarter. For the third quarter of 2012, our building products segment's geographical sales to the U.S. decreased to 43 percent while Canadian sales increased to 56 percent, compared to U.S. sales of 47 percent and Canadian sales of 53 percent for the same period in 2011.

        Operating Income.    Operating income of $14.7 million for the three months ended September 30, 2012 increased by $0.4 million from an operating income of $14.3 million for the three months ended September 30, 2011. The increase in operating income was driven by improved gross margin due to lower material costs, partially offset by higher compensation costs. Operating income also improved by $0.9 million as a result of the closure of the Milford, Indiana manufacturing facility at the end of March 2012.

Aromatics Segment

        Net Sales.    Net sales were $238.2 million for the three months ended September 30, 2012, a decrease of 26 percent compared to $319.9 million for the same quarter last year. The net sales decrease was primarily a result of a decrease in our overall sales volume of 16 percent and a sales price decrease of 12 percent as compared to the three months ended September 30, 2011. Our overall aromatics sales volumes decreased as a result of decreases in the export sales volume of phenol and acetone of 45 percent, partially offset by an increase in the sales volume of cumene of about 6 percent due to increased domestic contract sales. Our overall average sales prices decreased as a result of a decrease in the price of cumene of 12 percent, and a decrease in the price of phenol and acetone of 6 percent. The sales price decreases reflected lower costs for the feedstock propylene.

        Operating income.    Operating income increased by $9.4 million to $11.1 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011. This increase in operating income was due primarily to a decrease in our raw materials costs that more than offset lower sales prices and volumes for most of our aromatics products. In addition, our operating income was negatively impacted last year by raw material prices decreasing during the third quarter of 2011 and our inability to recover previously purchased raw materials costs in a decreasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. Overall raw material costs decreased 12 percent from the third quarter of 2011 to the same quarter of this year, primarily as a result of decreases in propylene costs. IHS, Inc. reported that industry prices of our primary feedstock, propylene, decreased 45 percent and benzene increased 11 percent, from the third quarter of last year to the same quarter this year. Our aromatics operating rate decreased from 90 percent for the third quarter of 2011 to about 72 percent for the same quarter of this year.

Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011

        Net Sales.    For the nine months ended September 30, 2012, net sales totaled $2,541.1 million compared to $2,549.3 million for the same period last year. Net sales remained relatively flat year over year primarily as a result of an increase in our overall sales volume of 2 percent being offset by a decrease in our overall sales price of 2 percent (also 2 percent on a constant currency basis). Our overall sales volume increase was primarily a result of increases in the sales volumes of our chlorovinyls and aromatics segments. Our overall sales volume increase was impacted by stronger demand in both Canada and the U.S. and additional sales from the Exterior Portfolio acquisition in February 2011, offset by planned and unplanned outages at our Plaquemine, Louisiana chlor-alkali facility during the first nine months of 2012. The overall sales price decrease was attributable primarily to our aromatics and chlorovinyl segments and primarily due to lower feedstocks costs in those segments.

        Gross Margin.    Total gross margin percentage increased to 13 percent of net sales for the nine months ended September 30, 2012 from 10 percent of net sales for the nine months ended September 30, 2011. This increase in gross margin percentage was primarily due to margin expansion in our chlorovinyls, aromatics, and building products segments as a decline in our feedstocks prices more than offset lower sales prices. The $74.1 million gross margin increase was primarily due to (i) our overall margin expansion as a result of the decrease in feedstocks costs exceeding the sales price decrease and (ii) an increase in our sales volume for our aromatics and chlorovinyls segments offset partially by increased maintenance costs for our chlorovinyls segment. Our primary feedstocks and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. IHS, Inc. reported a price decrease of 31 percent for propylene, 4 percent for ethylene, 21 percent for chlorine, and 37 percent for natural gas from the first nine months of 2011 to the first nine months of 2012, while the benzene price increased 3 percent from the first nine months of 2011 to the same period of this year.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $152.9 million for the nine months ended September 30, 2012, an 18 percent increase from the $130.1 million for the nine months ended September 30, 2011. This selling, general and administrative expenses increase of $22.8 million is primarily due to: (i) $14.1 million increase in compensation related costs, (ii) $4.4 million of non-income tax reserves returned to income primarily in our building products segment during the first quarter of 2011 as the exposure was no longer probable, (iii) a $2.9 million benefit due to improved bad debt experience in the first nine months of 2011 that did not repeat in the same period of this year, (iv) $1.5 million of increased advertising and promotional expenses related to our building products segment, and (v) a $1.3 million unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar.

        Gain on sale of assets, transaction related costs, restructuring and other, net.    Gain on sale of asset, transaction related costs, restructuring and other, net, increased by $7.2 million to a charge of $7.1 million for the first nine months of 2012 primarily due to: (i) $25.1 million in expense incurred during the first nine months of 2012 related to professional fees associated with the proposed merger discussed above and a subsequently withdrawn unsolicited proposal from Westlake Chemical Corporation to acquire the company, and (ii) a $17.4 million gain during the first nine months of 2012 on the sale of our air separation plant in Plaquemine, Louisiana.

        Interest Expense, net.    Interest expense, net decreased to $43.6 million for the nine months ended September 30, 2012 from $50.1 million for the nine months ended September 30, 2011. This decrease in interest expense, net of $6.5 million was primarily attributable to a lower overall debt balance during the nine months ended September 30, 2012 compared to the same period in 2011. During 2011 we repaid an aggregate of approximately $81.2 million of debt.

        Loss on redemption of debt.    During the nine months ended September 30, 2011, we redeemed all of our 7.125% senior notes due 2013 and 9.5% senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million plus redemption cost, resulting in a loss of $1.1 million primarily related to the early redemption cost.

        Provision for income taxes.    The provision for income taxes was $38.1 million for the nine months ended September 30, 2012 compared with the provision for income taxes of $13.5 million for the nine months ended September 30, 2011. The change in the provision for income taxes resulted primarily from the increase in income offset by $5.2 million related to the resolution of uncertain tax positions. Our effective income tax rate for the nine months ended September 30, 2012 and 2011 was 30.2 percent and 18.1 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to the favorable resolution of uncertain tax positions of $5.2 million, various permanent differences including deductions for manufacturing activities and the impact of certain merger related costs. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of a valuation allowance that results from the use of Canadian net operating losses and a tax benefit from the favorable resolution of $13.9 million of various uncertain tax positions primarily related to pre Royal Group acquisition tax positions.

Chlorovinyls Segment

        Net Sales.    Net sales totaled $998.5 million for the nine months ended September 30, 2012 compared with net sales of $997.2 million for the same period last year. Net sales were flat as a result of an increase in our overall sales prices of 2 percent offset by a sales volume decrease of 2 percent as compared to the nine months ended September 30, 2011. Our overall sales price increase was primarily due to the increase in the sales price of caustic soda and vinyl compounds offset by a decrease in the vinyl resin sales price due to lower feedstocks costs. According to IHS, Inc., the caustic soda industry sales price increased 14 percent from the first nine months of 2011 to the first nine months of 2012. Our vinyl compounds sales prices increased about 5 percent from the first nine months of 2011 to the first nine months of 2012. Our overall chlorovinyls sales volume decrease of 2 percent was due to planned and unplanned outages at our Plaquemine, Louisiana chlor-alkali facility during the nine months ended September 30, 2012 which was partially offset by reduced operating rates last year that were due to an unplanned chlor-alkali plant outage for maintenance and a resulting force majeure in our PVC business and logistical issues due to the high water on the Mississippi River system. North American vinyl resin industry sales volume increased 6 percent as a result of an increase in domestic sales volume of 7 percent and an increase in export sales volume of 4 percent, according to statistics from PIPS made publicly available in October 2012.

        Operating Income.    Operating income increased by $38.4 million to $160.2 million for the nine months ended September 30, 2012 from $121.8 million for the nine months ended September 30, 2011. This operating income increase was due primarily to the $17.4 million gain from the sale of our air separation unit in Plaquemine, Louisiana. After considering the impact of the $17.4 million gain from the sale of our air separation unit, we experienced $20.9 million higher operating income for the first nine months of 2012 as compared to the first nine months of 2011 due to lower feedstock costs, an increase in vinyl resins sales volume as well as the increase in the sales prices of caustic soda and vinyl compounds partially offset by an increase in maintenance expense due to planned and unplanned outages at our Plaquemine, Louisiana chlor-alkali facility during the first nine months of 2012. Overall raw material costs decreased 15 percent from the first nine months of 2011 to the same period of this year, primarily in ethylene, chlorine, and natural gas. IHS reported that industry prices for the nine months ended September 30, 2012 of our primary feedstocks ethylene, chlorine, and natural gas decreased 4 percent, 21 percent, and 37 percent, respectively, from the same period of last year. Our chlorovinyls operating rate decreased from about 80 percent for the first nine months of 2011 to about 79 percent for the same period this year.

Building Products Segment

        Net Sales.    Net sales totaled $685.8 million for the nine months ended September 30, 2012, a decrease of 1 percent compared to $694.2 million for the same period last year (flat with the prior year on a constant currency basis). The reduction in net sales primarily due to discontinuing the fence product line effective March 2012 was partially offset by the benefit of additional net sales in 2012 resulting from the acquisition of Exterior Portfolio in February 2011. After adjusting for the impact of the fence product line discontinuance and the acquisition, sales volume decreased 1 percent in the first nine months of 2012 compared to the same period in 2011. For the first nine months of 2012, our building products segment's geographical sales to the U.S. and Canada were 46 percent and 53 percent, respectively, which is consistent with the same period in 2011.

        Operating Income.    Operating income of $23.7 million for the nine months ended September 30, 2012 increased by $4.6 million from operating income of $19.1 million for the nine months ended September 30, 2011. The improvement in operating income resulted from improved gross margin as a result of lower raw material and distribution costs, offset in part by higher compensation related costs. Operating income also improved by $2.1 million as a result of the closure of the Milford, Indiana facility at the end of March 2012. The first nine months of 2011 included operating income of $0.6 million relating to a $3.6 million reversal of a non-income tax reserve as the exposure was no longer probable, partially offset by acquisition costs and the fair value amortization of inventory of $3.0 million relating to the Exterior Portfolio acquisition.

Aromatics Segment

        Net Sales.    Net sales were $856.8 million for the nine months ended September 30, 2012, which is flat when compared to $857.9 million for the same period last year. During the nine months ended September 30, 2012 sales prices decreased 10 percent which were offset by a sales volume increase of 11 percent as compared to the nine months ended September 30, 2011. Our overall aromatics sales volume increased as a result of increases in the sales volume of cumene of 36 percent, partially offset by decreases in phenol and acetone sales volumes of about 23 percent. Our cumene sales volume increase was due to increased contract sales as well as some opportunistic spot sales. Our phenol and acetone sales volume decrease was due to a planned outage at our Plaquemine, Louisiana facility and decreased phenol export sales due to weaker demand in Asia during the first nine months of 2012. Our overall average sales price decreased as a result of a decrease in the price of cumene of 10 percent, and a decrease in the price of phenol and acetone of about 5 percent. The sales price decreases reflect lower costs for the feedstock propylene.

        Operating Income.    Operating income increased by $32.2 million to $46.2 million for the nine months ended September 30, 2012 from $14.0 million for the nine months ended September 30, 2011. This increase in operating income was due primarily to a decrease in our raw materials costs that more than offset sales price decreases for all of our aromatics products and an increase in aromatics sales volumes. Overall raw material costs decreased 12 percent in the first nine months of 2012 compared to the first nine months of 2011, primarily as a result of decreases in propylene costs. IHS reported that industry prices for our primary feedstock propylene decreased 31 percent from the same period of last year while the benzene price increased 3 percent. Our aromatics operating rate increased from about 79 percent for the first nine months of 2011 to about 82 percent for the same period of this year.

Liquidity and Capital Resources

        Operating Activities.    For the nine months ended September 30, 2012, operating activities provided $65.7 million of cash as compared with $20.2 million for the nine months ended September 30, 2011, primarily due to the decrease in the cash used in net working capital of $44.5 million. Total cash provided by working capital for the three months ended September 30, 2012 was $19.4 million compared to the working capital used in operations of $77.8 million for the nine months ended September 30, 2012. Total cash provided by working capital for the three months ended September 30, 2011 was $37.9 million compared to the working capital used in operations of $122.3 million for the nine months ended September 30, 2011. The 2012 year to date use of cash for working capital included the increase of $127.0 million due to accounts receivable, $11.3 million due to interest payable, $8.3 million due to accrued liabilities, and $6.5 million due to inventory, all of which is partly offset by the increase in cash flow provided by accounts payable of $46.2 million, accrued income taxes of $13.6 million, and $13.6 million due to net payments towards accrued compensation. As of September 30, 2012, net working capital was $447.6 million.

        For the nine months ended September 30, 2011, the use of cash for working capital included $143.9 million due to accounts receivable, $90.5 million due to inventory and $14.9 million due to net payments towards accrued compensation, all of which is partly offset by the increase in cash flow provided by accounts payable of $127.8 million. As of September 30, 2011, net working capital was $406.6 million.

        Investing Activities.    Net cash used in investing activities was $32.2 million and $115.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. This includes proceeds received from the sale of our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million that resulted in a $17.4 million gain that was included in operating results for the nine months ended September 30, 2012 and the $71.4 million acquisition of Exterior Portfolio for the nine months ended September 30, 2011. Capital expenditures used cash of $55.8 million and $44.2 million in the nine months ended September 30, 2012 and 2011, respectively.

        Financing Activities.    For the nine months ended September 30, 2012, we used $5.2 million in financing activities as compared to cash provided by financing of $16.1 million for the nine months ended September 30, 2011. Net cash repaid under our ABL Revolver agreement was $nil and $36.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. During the nine months ended September 30, 2012, we used cash of $5.1 million for activity in the stock compensation plan and $2.8 million for the payment of the $0.08 per share cash dividend declared in the previous quarter. During the nine months ended September 30, 2011, we redeemed all of our 7.125 percent Senior Notes due 2013 and 9.5 percent Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million and $0.7 million in early redemption costs. We currently have no borrowings outstanding under our ABL Revolver.

        On September 11, 2012, we delivered a notice of redemption to the holders of the 9.0 percent notes regarding the optional redemption of $50 million aggregate principal amount of the 9.0 percent notes. We used cash on hand to complete this optional redemption of the 9.0 percent notes on October 12, 2012 for a redemption price of $51.5 million, which is equal to 103 percent of the aggregate principal amount of the 9.0 percent notes that were redeemed, plus approximately $1.1 million for accrued interest through October 12, 2012. Due to this redemption, we have classified $49.8 million, net of unamortized original issuance discount, as current portion of long term debt and $447.9 million, net of unamortized original issuance discount, as long term debt on our September 30, 2012 balance sheet. Also on September 11, 2012, the Company's Board of Directors declared a $0.08 per share cash dividend, with a record date of September 28, 2012 and a payment date of October 10, 2012.

        Short-Term Borrowings from Banks.    At September 30, 2012 we had a maximum borrowing capacity of $300.0 million under our ABL Revolver and net of outstanding letters of credit of $11.8 million and current borrowings of nil, we had availability of $288.2 million. During the three months ended September 30, 2012, we used $0.6 million of cash for a commitment fee to the lenders of the ABL Revolver. This commitment fee secures our ability to expand the ABL Revolver to a maximum borrowing capacity of $400.0 million if we elect to do so in the future. As of September 30, 2012 we had no outstanding balance on our ABL Revolver and for the three months ended September 30, 2012 we had no borrowings or repayments on our ABL Revolver. As of September 30, 2012, the applicable rate for future borrowings on our ABL Revolver would have been in the range of 2.9 to 4.8 percent.

        Other.    In 2009, we elected under Section 108(i) of the Internal Revenue Code to defer approximately $138 million of taxable income arising from the cancellation of business indebtedness as a result of our debt for equity exchange. This election allowed us to defer approximately $52 million of cash tax payments. The taxable income recognition will be included in gross taxable income ratably over the five year taxable period beginning with the fifth tax year period following the tax year in which the debt exchange occurred. The cash tax payment associated with the income inclusion in each of the five years is approximately $10 million. We expect the closing of the proposed merger with the PPG Chlor-

alkali and Derivatives business to most likely require us to begin making the approximately $10 million in annual tax payments in calendar year 2013.

        Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of September 30, 2012, were as follows:

(In millions)	Total	2012	2013	2014	2015	2016	2017 and thereafter
Contractual obligations:
Long-term debt—principal	$500	$50	$—	$—	$—	$—	$450
Long-term debt—interest	176	10	41	41	41	41	2
Lease financing obligations	36	2	8	8	8	8	2
Operating lease obligations	73	8	25	15	10	8	7
Purchase obligations	1,170	208	505	367	10	9	71
Expected pension contributions	46	—	7	10	12	9	8
Asset retirement obligation	11	—	—	—	—	—	11

Total	$2,012	278	586	441	81	75	551

        Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of September 30, 2012. Long-term debt obligations are listed based on when they are contractually due with the exception of $50.0 million of our 9.0% notes due 2017 that were redeemed in October 2012.

        Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

        Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2017. We did not have significant capital lease obligations as of September 30, 2012.

        Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2018. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of September 30, 2012.

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

        Uncertain Income Tax Positions.    We have recognized a liability for our uncertain income tax positions of approximately $23.7 million as of September 30, 2012. We do not believe we are likely to pay any amounts during the year ended December 31, 2012. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the above table.

Outlook

        We based our 2012 operating plans on certain macro-economic assumptions regarding the main drivers of our businesses. We assume a slight recovery in U.S. and Canadian housing starts, gross domestic product ("GDP") growth in both the U.S. and Canada greater than 2 percent over 2011, a continuation of favorable conditions for PVC exports, and natural gas costs lower than 2011. Through the first nine months of 2012, U.S. housing starts have recovered more than anticipated, while U.S. and Canadian GDP are slightly below 2 percent.

        We expect we will invest approximately $80 million of capital expenditures in our businesses in 2012. In our Chlorovinyls and Aromatics segments, we expect we will make the productivity and reliability investments that are required to run the higher operating rates we expect in the coming years. In our Building Products segment, we expect to invest in productivity improvements as well as accelerating our new product development efforts ahead of the expected eventual recovery in these markets.

Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are based on the beliefs of management as well as assumptions made based upon information currently available to us. When used in this Form 10-Q, the words "anticipate," "believe," "plan," "estimate," "expect," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of the proposed separation of the chlor-alkali and derivatives business of PPG from PPG and the merger of that business and Georgia Gulf Corporation (the "Transaction"), integration plans and expected synergies therefrom, the expected timing of the completion of the Transaction, and other statements of expectations concerning matters that are not historical facts. Predictions of future results contain a measure of uncertainty. Actual results could differ materially due to various factors. Factors that could impact our actual financial condition or results of operations as compared to that discussed in any forward-looking statements are, among others:

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

  •
  other unforeseen circumstances.

        A number of these factors are discussed in this Form 10-Q and in our other periodic filings with the Securities and Exchange Commission ("SEC"), including our 2011 Annual Report. Forward-looking statements are given only as of the date of this report, and we disclaim any obligation to update or revise the forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

        During the nine months ended September 30, 2012, we did not have any material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2011 Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For a discussion of certain market risks related to Georgia Gulf, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2011 Annual Report. There has been no material changes with respect to our exposure to market risks from those set out in such report.

Item 4.    CONTROLS AND PROCEDURES.

        Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Georgia Gulf management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of September 30, 2012.

        Changes in Internal Control.    There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

        The Note 9 to the accompanying unaudited condensed consolidated financial statements is incorporated by reference herein.

        We are involved in certain legal proceedings that are described in Part I. Item 3. "Legal Proceedings" in our 2011 Annual Report. During the quarter ended September 30, 2012, there were no material developments in the status of those proceedings. We are subject to other claims and legal actions that may arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    RISK FACTORS.

        There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2011 Annual Report.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The table below sets forth information regarding repurchases by Georgia Gulf Corporation of shares of its common stock on a monthly basis during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1 - July 31, 2012	133,107	$34.43
August 1 - August 31, 2012	—	—
September 1 - September 30, 2012	4,307	39.64
Total	137,414	$34.59

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

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

Item 6.    EXHIBITS

Exhibits
2.1	Amendment No. 1 to the Agreement and Plans of Merger, dated as of August 31, 2012, by and among Georgia Gulf Corporation, PPG industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on September 5, 2012 and incorporated herein by reference).
10.1	Form of letter agreement regarding employment of Timothy Mann, Jr. as Executive Vice President, General Counsel and Secretary
10.2	Form of 2012 Restricted Share Unit Agreement for Timothy Mann, Jr.
10.3	Form of 2012 Restricted Share Unit Agreement for William L. Mansfield

Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEORGIA GULF CORPORATION (Registrant)
Date: November 8, 2012	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2012	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)