Form 10-K
period 2012-12-31
AXIALL CORP/DE/
filed 2013-02-28
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-9753

AXIALL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-1563799 (I.R.S. Employer Identification No.)
115 Perimeter Center Place, Suite 460, Atlanta, Georgia (Address of principal executive offices)	30346 (Zip Code)

Registrant's telephone number, including area code: (770) 395-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 29, 2012, the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange, as of the last business day of the registrant's most recently completed second fiscal quarter was $864,212,047.

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at February 21, 2013 69,800,203 shares

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference to the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2012.

PART I

Item 1. BUSINESS.

General

Axiall Corporation (formerly known as Georgia Gulf Corporation) (together with its consolidated subsidiaries, herein referred to as "Axiall," the" Company," "we," "us," or "our"), a Delaware corporation incorporated in 1984, is a leading North American manufacturer and international marketer of chemicals and building products. We operate through three reportable segments: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three reportable segments reflect the organization used by our management for purposes of allocating resources and assessing performance. The chart below depicts each of our reportable segments and the primary products manufactured and sold by each of those segments.

Reportable Segments	Key Products
Chlorovinyls	Chlor-alkali and derivative products:
VCM
Vinyl resins
Caustic soda
Chlorine
Other chlor-alkali and derivative products
Compound products:
Vinyl compounds
Compound additives and plasticizers
Building Products	Window and door profiles and mouldings products:
Window and door profiles
Mouldings
Outdoor building products:
Siding
Pipe and pipe fittings
Deck products
Aromatics	Cumene
Phenol and acetone

For selected financial information concerning our three reportable segments and our domestic and international sales, see Note 17 of the Notes to the Consolidated Financial Statements included in Item 8.

Merger with PPG's Chemicals Business

On January 28, 2013, we completed a series of transactions (the "Transactions") that resulted in the creation of Axiall Corporation, our new company. In the Transactions we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business"). As consideration for the Merged Business, we issued approximately 35.2 million shares of our common stock and assumed certain liabilities, including $967 million in indebtedness related to the cash consideration PPG received for the sale of the Merged Business. We manage the Merged Business as part of our existing chlorovinyls business, and we will report the results of operations of the Merged Business as part of our chlorovinyls reporting segment beginning in the first quarter of 2013. For additional information regarding the Transactions, see Note 2 of the Notes to the Consolidated Financial Statements included in Item 8.

Chlorovinyls Segment

Products and Markets

Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride (or 1, 2 dichloroethane) ("EDC"), chlorinated solvents, calcium hypochlorite, hydrochloric acid (also known as muriatic acid) ("HCL") and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). Our acquisition of the Merged Business significantly expanded the production capacity and product offerings of our chlorovinyls segment. Based on industry data from IHS, Inc. ("IHS"), we anticipate that, following the Transactions, we will be: (i) the third largest chlorine producer in North America; (ii) the second largest VCM producer in North America; (iii) the fourth largest polyvinyl chloride ("PVC") producer in North America; and (iv) one of the lowest-cost producers of chlor-alkali and derivative products in the world.

Chlor-Alkali and Derivative Products

Our chlor-alkali and derivative products are primarily chemical products produced to meet globally accepted standards for product grades and classifications. After giving effect to the Transactions, our chlor-alkali and derivative products are as follows:

Chlorine.    In 2012, all of the chlorine we produced was used internally in the production of VCM. In 2013, as a result of our increased chlorine production capacity from the Merged Business, we expect to be able to satisfy all of our internal chlorine-based product requirements and, as a result, expect to have external chlorine sales.

Caustic Soda.    Caustic soda is a co-product of chlorine. In 2012, we sold caustic soda to both domestic and international customers in numerous industries, with the pulp and paper, chemical and alumina industries constituting our largest markets. Other markets for our caustic soda include the soap and detergents and water treatment industries. In 2013, we expect to continue to sell into these markets, although in greater quantities due to our increased production capacity as a result of the Transactions.

VCM.    During 2012, we used substantially all of our VCM production in the manufacture of vinyl resins in our PVC manufacturing operations. VCM production not used internally is sold to other vinyl resins producers in domestic and international markets. In 2013, as a result of our increased VCM production capacity from the Merged Business, we expect to have increased external VCM sales.

Vinyl Resins.    Vinyl resins are among the most widely used plastics in the world. We supply numerous grades of vinyl resins to a broad number of end-user markets. During 2012, approximately 45 percent of our vinyl resins production was sold into the U.S. and Canadian merchant markets where our vinyl resins were used in a wide variety of flexible and rigid vinyl end-use applications. In 2012, the largest end-uses of our products were for pipe and pipe fittings, siding, extruded sheet and film and window profiles. Approximately 24 percent of our production was sold into the export market, and approximately 31 percent of our vinyl resins were used internally in the manufacture of our vinyl compounds and vinyl building products, and the remainder was sold into the domestic market.

Other Chlor-Alkali and Derivative Products.    In 2013, we will have revenues from several new chlor-alkali and derivative product lines that we acquired as part of the Merged Business. These include:

  •
  Chlorinated Ethylenes.  Chlorinated ethylene products include ethyl chloride, EDC, perchloroethylene, trichloroethylene, tri-ethane® solvents and VersaTRANS® solvents. Ethyl chloride serves as a base or intermediate in various coatings, films, plastics and gasoline additives. EDC is primarily used as an intermediate for making VCM. Trichloroethylene is a chlorinated solvent that is an excellent degreaser and an essential component for refrigerants. Perchloroethylene is a chlorinated solvent that is used extensively by the dry cleaning industry. Our specialty solvents are also used for high performance polymers, electronics cleaning, precision cleaning and certain metal cleaning applications.

  •
  Calcium Hypochlorite.  Calcium hypochlorite is a general purpose sanitizer that is used in a range of water treatment applications, including swimming pools, drinking water, wastewater, safety and irrigation. Our calcium hypochlorite products include the Accu-Tab® chlorination system, which combines patented erosion feeder chlorinator technology with proprietary calcium hypochlorite tablets, offering a chlorination solution for industrial and swimming pool applications.

  •
  HCL.  HCL is used in chemicals and pharmaceutical production, food processing, steel pickling and natural gas and oil production.

  •
  Phosgene Derivatives.  Our phosgene derivatives are specialty chemicals that are used in the production of agricultural chemicals, organic chemicals, pharmaceuticals and plastics.

Compound Products

Our compound products are as follows:

Vinyl Compounds.    Vinyl compounds are highly customized formulations that offer specific end-use properties based on customer-determined manufacturing specifications that enable our customers to utilize them directly in their manufacturing processes to fabricate their finished products. We produce flexible and rigid compounds, which are used in many different applications, including wire and cable insulation and jacketing, electrical outlet boxes and pipe fittings, window and furniture profiles and food-grade and general-purpose bottles. We also supply chlorinated vinyl compounds to the extrusion and injection molding markets, mainly for production of hot water pipe and pipe fittings.

Compound Additives and Plasticizers.    The primary additives that we produce are lubricants, stabilizers, impact modifiers and process aids used in the production of compounds, and which are part of the typical compound formulations. The majority of our additives and plasticizers are consumed internally.

Production, Raw Materials and Facilities

Production

In our chlorovinyls segment, we produce chlorine and its co-product caustic soda by subjecting brine (sodium chloride) to an electric current, creating a chemical reaction that results in chlorine gas, hydrogen gas and caustic soda (sodium hydroxide). We produce VCM by reacting purchased ethylene with chlorine.

We produce vinyl resins by polymerization of VCM in a batch reactor process. We formulate our vinyl compounds to specific customer needs by blending our vinyl resins with various additives such as plasticizers, impact modifiers, stabilizers and pigments, most of which are purchased. We also have the capacity to produce EDC, an intermediate in the manufacture of VCM, for external sales.

Raw Materials

The significant raw materials we purchase from third parties include brine, ethylene, compound additives, natural gas and, prior to the Transactions, chlorine. Following the consummation of the Transactions, we expect to be able to supply all of our own chlorine needs. During 2012, we purchased raw materials, including primarily natural gas and ethylene, from a single supplier totaling approximately $372 million. The majority of our purchases of ethylene and brine are made under long-term supply agreements, and we purchase natural gas in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

Facilities

Our primary chlorovinyls segment operating facilities include:

Plaquemine, Louisiana Facilities.    The operations of our chlorovinyls segment at these facilities include the production of chlorine, caustic soda, EDC, VCM and vinyl resins. We have a long-term lease on a nearby salt dome from which we supply our salt brine requirements via pipeline for these facilities. We use all of our chlorine production at these facilities in the manufacture of VCM at these facilities, and we sell substantially all of our caustic soda production externally. The ethylene requirements for our VCM production are generally supplied by pipeline. Most of our Plaquemine, Louisiana VCM production is consumed on-site in our vinyl resins production or shipped to our other vinyl resins facilities, with the remainder sold to third parties. Our on-site cogeneration facility supplies all of the electricity and steam needs at these facilities. These facilities also house certain operations of our aromatics segment. See "—Aromatics Segment—Production, Raw Materials and Facilities—Facilities—Plaquemine, Louisiana Facilities."

Lake Charles, Louisiana Facilities.    We have two operating sites in the Lake Charles, Louisiana area—the site we have historically operated (the "Lake Charles North Facility") and a separate site acquired as part of the Merged Business (the "Lake Charles South Facility").

The Lake Charles North Facility produces VCM, which is then supplied to our Aberdeen, Mississippi facility. The chlorine needs of our Lake Charles North Facility are generally supplied by pipeline from our Lake Charles South Facility. Our ethylene needs for the Lake Charles North Facility are also provided by pipeline from a variety of third party sources. Power for this facility is purchased from third parties.

Our Lake Charles South Facility primarily produces caustic soda, chlorine and VCM along with a variety of other chlor-alkali and derivative products. Power and steam for the Lake Charles South Facility are produced by both on-site power plant assets and toll produced for the Lake Charles South Facility by RS Cogen, L.L.C. ("RS Cogen"), a joint venture in which we own a 50 percent interest. RS Cogen operates a process steam, natural gas-fired cogeneration facility adjacent to the Lake Charles South Facility. In addition, we have long-term leases on nearby salt domes from which we supply our salt brine requirements via pipeline for the Lake Charles South Facility. Chlorine produced at the Lake Charles South Facility is used on-site in the manufacture of VCM and the production of a variety of chlorinated ethylene products, supplied via pipeline to our Lake Charles North Facility for the manufacture of VCM and sold to third parties. Caustic soda, VCM and other chlor-alkali and derivative products produced at our Lake Charles South Facility are generally sold externally.

Other Facilities.    We produce chlorine, caustic soda, hydrogen, calcium hypochlorite and HCL at our Natrium, West Virginia facility. We produce chlorine, caustic soda, hydrogen and HCL at our Longview, Washington and Beauharnois, Quebec province in Canada. We produce chlorine, caustic soda, hydrogen, HCL and sodium hypochlorite (bleach) at our Kaohsiung, Taiwan facility. The Kaohsiung, Taiwan facility is operated by Taiwan Chlorine Industries, Ltd. ("TCI"), a joint venture in which we own a 60 percent interest. We also operate a LaPorte, Texas facility at which we produce phosgene derivatives, HCL and other specialty chemicals. In addition, we have six vinyl compound facilities located in Aberdeen, Gallman, Madison and Prairie, Mississippi and Vaughan and Bradford, Ontario. These vinyl compound facilities are supplied from our vinyl resins facilities by railcar, truck or, in the case of Aberdeen, pipeline. We also have a compound additive manufacturing facility located in Bradford, Ontario and a compound plasticizer manufacturing facility in Aberdeen, Mississippi. Products produced at these facilities are generally sold externally.

Seasonality

Operating income for our chlorovinyls segment is affected by the cyclicality of the economy, the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months, and seasonal weather conditions. As a result, this segment's second and third quarter operating results are typically the strongest. This segment's first and fourth quarter operating results usually reflect a decrease in construction and water treatment activity due to colder climatic conditions and the holidays.

In addition, the market for the products of our chlorovinyls segment is cyclical, both as a result of changes in demand for each of the co-products and as a result of changes in manufacturing capacity. Chlorine and caustic soda are co-products and are produced by a continuous chemical reaction in a fixed ratio of 1 unit of chlorine to 1.1 units of caustic soda. The production of one co-product can be constrained both by manufacturing capacity and/or by the ability to sell the co-product because chlorine is a gas and difficult to store. Therefore, prices for both products respond rapidly to changes in supply and demand conditions in the industry. Historically, the results of operations of this segment have been impacted by the changing level of sales pricing and sales volume of chlorine and caustic soda resulting from the changes in supply and demand from the co-products in the industry. The changes in the balance of supply and demand in the market for chlorine and caustic soda and the resultant impacts on chlorine and caustic soda pricing and our production operating rate are important factors in explaining the quarter-to-quarter variation in this segment's sales and earnings.

Inventory Practices and Product Returns

In our chlorovinyls segment, we do not maintain significant inventories relative to the volumes produced and sold. Product returns are insignificant.

Sales and Marketing

The sales and marketing program of our chlorovinyls segment is aimed at supporting our existing customers and expanding and diversifying our customer base. We have a dedicated sales force for our chemicals businesses, organized by product line and region. In addition, we rely on distributors to market products to smaller customers. We have a product development and technical service staff that primarily supports our vinyl resins and vinyl compounds businesses. This staff works closely with customers to qualify existing Axiall products for use by our customers. Our primary customers are major chemical companies, industrial end-users and distributors. The majority of products are shipped from a production facility directly to the customer via truck, rail, barge and/or ship. The remaining products are shipped from production facilities to third party chemical terminals and warehouses until being sold to customers.

Competition

Our chlorovinyls segment faces competition from numerous manufacturers, including The Dow Chemical Company, Formosa Plastics Corporation, USA, Occidental Chemical Corporation, Olin Corporation, Shintech, Inc. and Westlake Chemical Corporation. This segment competes on a variety of factors, including price, products, quality, delivery and technical services.

Building Products Segment

Products and Markets

Our building products segment consists of two primary product groups: (i) window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior mouldings products; and (ii) outdoor building products, which currently includes siding, pipe and pipe fittings and deck products. Our vinyl-based home improvement and building products are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names. Our window and door profiles and mouldings products are customized based on customer specifications. The demand and pricing for our window and door profiles and mouldings products generally trend in similar patterns based on the product features and relative benefits of customized vinyl products when compared to alternative products, such as wood. Our outdoor building products are produced largely in accordance with industry standards, thereby providing for compatibility within the construction and renovation systems in which they are used. The demand and pricing for our outdoor building products generally trend in similar patterns primarily based on the cost of the underlying raw materials.

Window and Door Profiles and Mouldings Products

Our window and door profiles and mouldings products are as follows:

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

Mouldings.    We manufacture and market extruded decorative mouldings and millwork. Our decorative trim products are used for interior mouldings, such as crown, base and chair rail. For exterior mouldings, our products are used in applications such as brick mouldings and as components used in the fabrication of doors and windows. This product line includes a series of offerings, such as bendable trim and paintable/stainable trim.

Outdoor Building Products

Our outdoor building products are as follows:

Siding Products.    We manufacture vinyl siding, and we also offer a wide range of complementary accessories including vinyl soffit, aluminum soffit, fascia and trim and molded vent mounts and exterior shutters. These additional product offerings complement our existing offerings and include rich, dark, color-fast shades as well as a siding system which enables siding panels to withstand harsh wind conditions.

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

Deck Products.    We manufacture vinyl deck products that are sold by distributors and used primarily by professionally installed market segments. Our deck product lines are positioned as a lower-maintenance alternative to conventional wood products.

Production, Raw Materials and Facilities

Production

We produce the majority of our building products through the extrusion of vinyl products. Extrusion is a process by which vinyl compounds are heated until they melt and then forced through a uniquely shaped opening, referred to as a die, to form various shapes and thickness. For example, when producing decking, various designs may be embossed onto the planks. Variations in extrusion are used to give products other desired qualities. For example, in producing mouldings and some deck products, we use cellular extrusion, which involves the process of encapsulating air bubbles in the vinyl extrusion, which reduces weight and cost. As the extruded product leaves the die, it is immediately cooled resulting in re-solidification of the vinyl into a product matching the die pattern. Cooling is accomplished by using water and/or air.

We also produce some pipe fittings through injection molding. These products are produced by heating vinyl compounds until they melt and then injecting them under pressure into a hollow mold to create three dimensional parts.

Raw Materials

The principal raw material we use in the production of our building products is vinyl resin, which is blended with other compound additives to form vinyl compounds, which are then extruded or injection molded. Substantially all of our vinyl resin is sourced internally. We believe the internal production of vinyl resins, compounds and most compound additives by our chlorovinyls segment assures quality and facilitates efficient production of our vinyl-based building products. Additives assist in processing vinyl resins efficiently and can be used to make the resulting product flexible or rigid, to add color or texture or other desired properties.

Facilities

In our building products segment, we currently operate 23 manufacturing facilities located in Canada and the United States. In addition, we operate distribution centers, some of which are co-located with manufacturing plants. Vinyl resins and vinyl compounds as well as compound additives from the plants operated by our chlorovinyls segment are supplied to our building products facilities by truck or rail. We also purchase additional additives from various sources at market prices. The other principal cost to produce these products is electricity to power our facilities.

The operation of numerous manufacturing facilities located strategically near customers, as is the case with our window and door profiles division, accommodates marketing, customer support and minimizes transportation costs. Transportation costs limit sales of pipe from our facilities. Because our pipe plants are located in Ontario and British Columbia, sales of our pipe are concentrated within the northeastern and northwestern portions of the United States and in Canada. Our building products are delivered primarily by truck.

Seasonality

Operating income for our building products segment is affected by the cyclicality of the economy, the seasonality of the construction industry, which experiences its highest level of activity during the spring and summer months, and seasonal weather patterns. As a result, this segment's second and third quarter operating results are typically the strongest. This segment's first and fourth quarter operating results usually reflect a decrease in housing and industrial construction activity due to colder climatic conditions and the holidays.

Inventory Practices and Product Returns

We maintain stocks of inventories across most of the product lines of our building products segment. We generally build additional inventory in advance of the peak construction season to assure product availability. Generally, our home improvement and building products may be returned only if defective.

Sales and Marketing

In our building products segment, sales and marketing activities vary by product line and distribution channel. Our window and door profiles are primarily sold by our dedicated sales force and supported by marketing support activities that may include brochure development for window fabricators, technical advisory and design services for fabricators and advertising directed at installers suggesting that they look for windows fabricated with Royal Building Products profiles. Our mouldings products are distributed primarily by our dedicated sales force to independent dealers, fabricators, distributors and retail home improvement centers, who resell the products directly to builders, installers or homeowners. The majority of our vinyl siding and accessories sales are in North America, where products are distributed through independent building product distributors who are solicited primarily by our dedicated sales force. In Canada, vinyl siding and accessories are distributed through company-owned as well as independent building product distributors. These distributors generally sell to professional building product installers in North America.

Our pipe and pipe fittings are generally sold through municipal and electrical distributors. Our sales and technical staff work with end-use customers to provide technical information to promote the use of our PVC pipe and fitting products. The majority of pipe and pipe fitting sales occur in Canada, where products are sold nationally through pipe distributors to contractors. In the United States, we sell our pipe fittings nationally, but sell our pipe principally in the Northeast and Northwest due to close proximity to our Canadian pipe manufacturing plants and higher costs associated with shipping to other regions.

Deck products are sold to independent building materials supply businesses and are also sold to professionals through distributors. The sales force for our products is primarily company employees. Our building products business engages in advertising programs primarily directed at trade professionals and is intended to develop awareness and interest in our products. In addition, our building products business displays our products at trade shows.

Competition

Our building products segment faces competition for each of its products from numerous manufacturers of vinyl products and traditional building materials. This segment's chief competitors include Ply Gem Holdings, Inc., VEKA Inc., CertainTeed Corporation, Vision Group, IPEX Inc. and Bow Plastics. This segment competes on a variety of factors, including price, products, quality, delivery and technical services.

Aromatics Segment

Products and Markets

Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene). Since phenol and acetone are made from cumene, their pricing and sales volume are similarly impacted by industry and global economic conditions and supply and demand fundamentals for the underlying raw materials. Our aromatic products are produced to meet globally accepted standards for product grades and classifications.

Cumene

Cumene is used as an intermediary to make phenol, acetone and other specialty chemicals and can be sold as an additive for gasoline blending. Approximately 28 percent of our cumene was consumed internally during 2012 to produce phenol and acetone. Cumene production not used internally is sold to other phenol and acetone manufacturers in domestic and international markets.

Phenol and Acetone Products

Our phenol and acetone products are as follows:

Phenol.    Phenol is sold to a broad base of customers who are producers of a variety of phenolic resins, engineering plastics and specialty chemicals. Phenolic resins are used as adhesives for wood products such as plywood and oriented strand board. Engineering plastics are used in compact discs, digital video discs, automobiles, household appliances, electronics and protective coating applications. We also sell phenol for use in insulation, electrical parts, oil additives and chemical intermediates. In 2012, we sold the majority of our phenol products to customers in domestic markets.

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

Raw Materials

The significant raw materials we purchase from third parties include benzene, propylene and natural gas. We purchase benzene, propylene and natural gas in both the open market and under long-term contracts. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages. Any shortages could have a material adverse impact on our results of operations.

Facilities

Pasadena, Texas Facilities.    At our Pasadena, Texas facilities we produce cumene utilizing purchased benzene and propylene. We purchase propylene and benzene at market prices from various suppliers delivered by multiple transportation modes to our cumene facility. Based on current industry capacity, we believe we have adequate access to benzene and propylene under normal conditions.

Plaquemine, Louisiana Facilities.    The operations of our aromatics segment at these facilities include the production of phenol and acetone. Our cumene requirements for the production of phenol and its co-product acetone are shipped from our Pasadena, Texas facility by dedicated barges. These facilities also house certain operations of our chlorovinyls segment. See "—Chlorovinyls Segment—Production, Raw Materials and Facilities—Facilities—Plaquemine, Louisiana Facilities."

Seasonality

Operating income for our aromatics segment is affected by the cyclicality of the economy and the seasonality of the construction industry and the market for herbicides and pesticides, each of which experiences its highest level of activity during the spring and summer months. As a result, this segment's second and third quarter operating results are typically the strongest. This segment's first and fourth quarter operating results usually reflect a decrease in industrial construction activity due to colder climatic conditions and the holidays.

Inventory Practices and Product Returns

In our aromatics segment, we do not maintain significant inventories relative to the volumes produced and sold. Product returns are insignificant.

Sales and Marketing

Four customers accounted for approximately 69 percent and 52 percent of the revenues of our aromatics segment for the years ended December 31, 2012 and 2011, respectively. None of these customers accounted for more than 10 percent of our consolidated total revenues in the years ended December 31, 2012 or 2011. In addition to domestic sales, we export a portion of the products of our aromatics segment.

The sales and marketing program of our aromatics segment is aimed at supporting our existing customers and expanding and diversifying our customer base. We have a dedicated sales force for our chemicals businesses, organized by product line and region. In addition, we rely on distributors to market products to smaller customers. Our primary customers include major chemical companies, industrial end-users and distributors. The majority of products are shipped from a production facility directly to the customer via truck, rail, barge and/or ship.

Competition

Our aromatics segment faces competition from numerous manufacturers, including Flint Hills Resources, CITGO Petroleum Corporation, Philadelphia Energy Solutions, Honeywell, Inc., Haverhill Chemicals LLC, INEOS Group and Royal Dutch Shell plc. This segment competes on a variety of factors, including price, products, quality, delivery and technical services.

Environmental Regulation

Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the U.S. Environmental Protection Agency (the "EPA") and comparable state agencies and Canadian federal and provincial agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, as well as the manufacture and shipment of chemical substances. In addition to the matters involving environmental regulation above and the matters discussed in Item 3. Legal Proceedings, we are currently aware of the following potentially material environmental issues. Other environmental factors that are not currently known to us may arise in the future that could have a material adverse effect on our business, financial condition or results of operations.

There are several serious environmental issues concerning VCM production at our Lake Charles North Facility, which we acquired from CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) in 1999, and substantial investigation of the groundwater at the site has been conducted. Groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains an extensive network of monitoring wells and recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

Investigations by federal and state environmental authorities concerning contamination of an estuary near our Lake Charles North Facility, known as the Calcasieu Estuary have been ongoing. It is possible that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are approximately 200 potentially responsible parties associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles, Louisiana facilities, including the VCM facility we acquired. CONDEA Vista is participating in a privately-led remediation of Bayou Verdine, a particular section of the Calcasieu Estuary, that was recently begun and is expected to continue through 2013. The ultimate cost for completion of remedial activities in Bayou Verdine is unknown at this time.

Although CONDEA Vista is not expected to have liability for any other sections of the Calcasieu Estuary, Superfund statutes may impose joint and several liability for the entire cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site or currently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyls business we acquired from it, including our Lake Charles North Facility. For all matters of environmental contamination that were known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For any environmental matters that were then unknown we must generally have made such claims for indemnification before November 12, 2009. No such material claims were made.

At our Lake Charles North Facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount, up to an aggregate one-time amount of approximately $2.3 million. At December 31, 2012, we had incurred an aggregate of approximately $2.1 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $3.0 million accrual in other non-current liabilities as of December 31, 2012 relating to these costs associated with the Lake Charles North Facility. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

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

In August 2012, CONDEA Vista transmitted to us the results of a pre-closure investigation of the former Oklahoma City facility's resin settling ponds, as well as a preliminary cost estimate for activities related to the ultimate closure of these ponds. Under Oklahoma Department of Environmental Quality ("ODEQ") regulations for operation and closure of wastewater treatment facilities, these ponds are required to undergo closure as a result of the closing of the facility. Based on the results of the pre-closure investigation and cost estimate, we believe that some remediation may be required to meet ODEQ requirements and that we may be liable for a portion of such remediation costs. We do not believe that resolution of this matter will have a material effect on our financial position, results of operations or cash flows.

In addition to greenhouse gas ("GHG") regulations, the EPA has recently taken certain actions to limit or control certain pollutants created by companies such as us. For example, in February 2012, the EPA issued its final rule to update emissions limits for air toxins from PVC and copolymers production ("PVC production"). The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, establishes new, more stringent, emission standards for certain regulated "hazardous air pollutants," including VCM. The rule sets maximum achievable control technology ("MACT") standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record keeping requirements. Existing sources that become subject to these requirements would have three years from the effectiveness of the rule to come into compliance. Following the publication of the rule in the Federal Register, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of a final rule. Based on a preliminary evaluation of the rule as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to come into compliance with the existing final rule, we expect that the capital expenditures necessary to achieve compliance with the existing final rule would be less than $15 million. However, there could be significant changes from the currently existing rule to the final rule after all legal challenges have been exhausted. See Item 1A. Risk Factors "Recent heightened interest in environmental related issues could require us to incur significant compliance costs or result in material operating restrictions."

In March 2011, the EPA proposed amendments to the national emission standards for hazardous air pollutants for mercury emissions from mercury cell chlor-alkali plants (the "Mercury MACT regulations"). The EPA's proposed amendments would require improvements in work practices to reduce fugitive emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. The Merged Business currently operates a 200 ton-per-day mercury cell production unit at the Natrium, West Virginia facility, which we acquired in connection with the Transactions. No assurances as to the timing or content of the final rule, or its ultimate impact on us, can be provided.

In August 2010, the Circuit Court of Marshall County, West Virginia entered a Consent Order between PPG and the West Virginia Department of Environmental Protection (the "WVDEP"). The Consent Order resolved certain alleged violations of the West Virginia National Pollution Discharge Elimination System ("NPDES") Permit for the Natrium, West Virginia facility, which permit is administered by WVDEP per the federal Clean Water Act (the "CWA") and the West Virginia Water Pollution Control Act (the "WPCA"), and requires the taking of certain ongoing actions. In November 2012, PPG received a 60-day notice letter on behalf of the West Virginia Rivers Coalition under Section 505(b) of the CWA indicating intent to file a citizens' suit under the CWA based on certain additional alleged violations of the West Virginia NPDES Permit, the CWA and the WPCA at the Natrium, West Virginia facility. The Merged Business has commenced discussions with the WVDEP regarding this matter. In January 2013, the WVDEP and PPG, on behalf of the Merged Business, entered into an Amended Consent Order to address and resolve the additional alleged violations and have submitted the Amended Consent Order to the Court for approval following a public comment period. It is not possible to determine the outcome of this matter at this early stage.

In March 2011, the EPA issued Clean Air Act emissions standards for large and small boilers and incinerators that burn solid waste (the "Boiler MACT regulations"). These regulations are aimed at controlling emissions of toxic air contaminants. As a result of numerous petitions from both industry and environmental groups, the EPA was required to reconsider its March 2011 final rule. On December 23, 2011, the EPA's Proposed Rule reconsidering the Boiler MACT regulations was published in the Federal Register. On December 20, 2012, the EPA issued its final regulations under the Boiler MACT and submitted them for publication to the Federal Register. The regulations were published in the Federal Register on January 31, 2013 and would require covered facilities to comply within three years of that date. The coal fired power plant at the Merged Business's Natrium, West Virginia facility would likely be the source most significantly impacted by the Boiler MACT regulations. No assurance as to the ultimate impact of the final Boiler MACT regulations on our operations or overall business can be provided, but the regulations may require significant capital expenditures and result in increased operating costs.

In Lake Charles, Louisiana, the EPA completed an investigation of contamination levels in the Calcasieu River Estuary and issued a Final Remedial Investigation Report in September 2003, which incorporates the Human Health and Ecological Risk Assessments, indicating that elevated levels of risk exist in the estuary. The Merged Business and other potentially responsible parties completed a feasibility study under the authority of the Louisiana Department of Environmental Quality ("LDEQ"). The Merged Business's exposure with respect to the Calcasieu River Estuary is focused on the lower few miles of Bayou d'Inde, a small tributary to the Calcasieu River Estuary near our Lake Charles North Facility, and approximately 150 to 200 acres of adjacent marshes. The Merged Business and three other potentially responsible parties submitted a draft remediation feasibility study report to the LDEQ. The proposed remedial alternatives include sediment dredging, sediment capping and bio-monitoring of fish and shellfish. Principal contaminants of concern that may require remediation include various metals, dioxins and furans and polychlorinated biphenyls. In March 2011, LDEQ issued a final decision document for the Bayou d'Inde area. The decision document includes the LDEQ's selection of remedial alternatives for the Bayou d'Inde area and is in accordance with those recommended in the feasibility study.

In June 2011, the agency proposed entering into a new Cooperative Agreement with the four companies to implement the remedy for Bayou d'Inde, based on the final decision document, and transmitted a draft document for the companies' consideration. At the same time, the companies initiated discussions among themselves on allocation of costs associated with remedy implementation. In October 2011, one of the three other potentially responsible parties that had participated in funding the feasibility study withdrew from further discussions with LDEQ regarding implementation of the remedy. The withdrawal of this party did not have an effect on the cost to the Merged Business to complete this remedy implementation. On August 6, 2012, the Merged Business and the two remaining parties submitted a revised Cooperative Agreement to LDEQ and are awaiting LDEQ's response. The estimated costs associated with the Merged Business's responsibility with respect to this Cooperative Agreement are consistent with the amounts currently reserved for this project.

Multiple future events, such as remedy design and remedy implementation involving agency action or approvals related to the Calcasieu River Estuary, will be required and considerable uncertainty exists regarding the timing of these future events. Final resolution of these events is expected to occur over an extended period of time. However, based on currently available information, the remedy implementation could occur during 2013 to 2015, with some period of long-term monitoring for remedy effectiveness to follow. No assurances as to the ultimate costs or timing of any payments required in connection with these alleged violations can be provided.

We believe that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect earnings or cause us to exceed our level of anticipated capital expenditures. However, there can be no assurance that regulatory requirements will not change, and it is not possible to estimate or predict the aggregate cost of compliance resulting from any such changes. See Item 1A. Risk Factors "Our operations and assets are subject to extensive environmental, health and safety laws and regulations; the costs associated with compliance with these regulations could materially adversely affect our financial condition and results of operations, and the failure to comply could expose us to material liabilities" and "Recent heightened interest in environmental-related issues could require us to incur significant compliance costs or result in material operating restrictions."

For more information about our environmental regulation, see Note 10 of the Notes to the Consolidated Financial Statements included in Item 8.

Employees

As of January 31, 2013 we had approximately 6,000 full-time employees. We employ approximately 1,600 employees under collective bargaining agreements that expire at various times through 2017. We believe our relationships with our employees and their representative organizations are good.

Available Information

We make available, free of charge on our website at www.axiall.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 1A.    RISK FACTORS.

The risks described below could materially and adversely affect our business, results of operations, financial condition and liquidity. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that apply to all companies operating in the United States and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial to our operations.

The chemicals industry is cyclical, seasonal and volatile, experiencing alternating periods of tight supply and overcapacity, and the building products industry is also cyclical and seasonal. This cyclicality adversely impacts our capacity utilization and causes fluctuations in our results of operations.

The historical operating results for our chlorovinyls and aromatics chemical businesses have tended to reflect the cyclical and volatile nature of the chemicals industry. Historically, periods of tight supply have resulted in increased prices and profit margins thereon and have been followed by periods of substantial capacity increase, resulting in oversupply and declining prices and profit margins for those products. A number of the products of our chlorovinyls and aromatics segments are highly dependent on markets that are particularly cyclical, such as the building and construction, paper and pulp and automotive markets. As a result of changes in demand for our products, our operating rates and earnings fluctuate significantly, not only from year to year, but also from quarter to quarter, depending on factors such as feedstock costs, transportation costs and supply and demand for the product produced at the facility during that period. In order to compensate for changes in demand, we have historically operated individual facilities below or above rated capacities in any period, and we expect to continue this practice in the future. We may idle a facility for an extended period of time because an oversupply of a certain product or a lack of demand for that product makes production uneconomical. Facility shutdown and subsequent restart expenses may adversely affect periodic results when these events occur. In addition, a temporary shutdown may become permanent, resulting in a write-down or write-off of the related assets. Industry-wide capacity expansions or the announcement of such expansions have generally led to a decline in the pricing of our chemical products in the affected product line. We cannot provide any assurances that future growth in product demand will be sufficient to utilize any additional capacity.

In addition, the cyclical and seasonal nature of the building products industry, which is significantly affected by changes in national and local economic and other conditions such as employment levels, demographic trends, availability of financing, interest rates and consumer confidence, could negatively affect the demand for and pricing of our building products. For example, if interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate could be adversely affected, which, in turn, could adversely affect our financial performance. In response to the significant decline in the market for our building and home improvement products beginning in 2008, we closed facilities and sold certain businesses and assets and we continue to monitor cost control initiatives. In the near-term, it is unclear whether demand for these products will return and stabilize or whether demand for our building products will further decline.

The integration of the Merged Business with the businesses we operated prior to the Transactions may not be successful or the anticipated benefits from the Transactions may not be realized.

After consummation of the Transactions, we have significantly more sales, assets and employees than we did prior to the Transactions. The process of integrating the Merged Business with the businesses we operated prior to the Transactions will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of the Merged

Business with our pre-Transactions operations. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include:

  •
  integrating the operations of the Merged Business while carrying on the ongoing operations of the businesses we operated prior to the Transactions;

  •
  managing a significantly larger company than before consummation of the Transactions;

  •
  the possibility of faulty assumptions underlying our expectations regarding the integration process;

  •
  coordinating a greater number of diverse businesses and businesses located in a greater number of geographic locations;

  •
  integrating two separate business cultures, which may prove to be incompatible;

  •
  attracting and retaining the necessary personnel associated with the Merged Business;

  •
  creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

  •
  integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.

There is no assurance that the Merged Business will be successfully or cost-effectively integrated into the businesses we operated prior to the Transactions. The process of integrating the Merged Business into our pre-Transactions operations may cause an interruption of, or loss of momentum in, the activities of our business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our liquidity, results of operations and financial condition may be materially adversely impacted.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate our business after the Transactions. If we do not hire or retain employees with the requisite skills and knowledge to run our business after the Transactions, it may have a material adverse effect on our business.

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits, including the expected approximately $115.0 million of annualized cost synergies that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the companies. If we fail to realize the benefits we anticipate from the acquisition, our liquidity, results of operations or financial condition may be adversely affected.

Our operations and assets are subject to extensive environmental, health and safety laws and regulations; the costs associated with compliance with these regulations could materially adversely affect our financial condition and results of operations, and the failure to comply could expose us to material liabilities.

Our operations and assets are subject to extensive environmental, health and safety regulation, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in Canada and other jurisdictions in which we operate. The nature of the chemical and building products industries exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. We have and will continue to incur substantial operating and capital costs to comply with environmental laws and regulations. In addition, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in its operations for violations arising under these laws and regulations.

For example, some environmental laws, such as the federal Superfund statute, impose joint and several liability for the cost of investigations and remedial actions on any company that generated, arranged for disposal of or transported waste to a disposal site or selected or presently or formerly owned or operated a disposal site or a site otherwise contaminated by hazardous substances. A number of environmental liabilities have been associated with our Lake Charles North Facility, a portion of which we acquired as part of our acquisition of the vinyl business of CONDEA Vista and which may be designated as a Superfund site. Although CONDEA Vista retained financial responsibility for certain environmental liabilities that relate to the acquired facilities that arose before the closing of the acquisition in November 1999, there can be no assurance that CONDEA Vista will be able to satisfy its obligations in this regard, particularly in light of the long period of time in which environmental liabilities may arise under the environmental laws. If CONDEA Vista fails to fulfill its obligations regarding these environmental liabilities, then we could be held responsible. Furthermore, we are severally responsible for, and do not have indemnification for, any environmental liabilities arising from certain other acquisitions, including several liabilities resulting from Royal Group's operations prior to our acquisition of that company.

In connection with the consummation of the Transactions, we acquired a significant additional number of properties and amount of assets, which could materially increase our compliance costs and exposure to liabilities. The properties and assets we acquired as a result of our merger with the Merged Business are subject to environmental health and safety laws and regulations similar to those to which the properties and assets of our chlorovinyls segment were subject prior to the Transactions, which could require or result in significant additional capital expenditures in future periods. For example, the Merged Business could be responsible for, and is engaged in discussing with various parties regarding, an allocation of costs relating to certain environmental remediation plans at the Calcasieu River Estuary in Lake Charles, Louisiana. These costs could be material. Further, the Merged Business recently settled with the LDEQ alleged violations of the Merged Business's Lake Charles South Facility's air permit. The settlement calls for a cash payment of $400,000 and the performance of Beneficial Environmental Projects ("BEPs") expected to cost $220,000. This settlement is a liability of the Merged Business that we combined with in connection with the Transactions.

In March 2011, the EPA issued the Boiler MACT regulations, which are aimed at controlling emissions of toxic air contaminants. As a result of numerous petitions from both industry and environmental groups, the EPA was required to reconsider its March 2011 final rule. On December 23, 2011, the

EPA's Proposed Rule reconsidering the Boiler MACT regulations was published in the Federal Register. On December 20, 2012, the EPA issued its final regulations under the Boiler MACT and submitted them for publication to the Federal Register. The regulations were published in the Federal Register on January 31, 2013 and would require covered facilities to comply within three years of that date. The coal fired power plant at the Merged Business's Natrium, West Virginia facility would likely be the source most significantly impacted by the Boiler MACT regulations. No assurance as to the ultimate impact of the final Boiler MACT regulations on our operations or overall business can be provided, but the regulations may require significant capital expenditures and result in increased operating costs.

As of December 31, 2012, we had reserves for environmental contingencies totaling approximately $11.2 million of which $4.1 million was classified as a current liability. As a result of the Transactions and the significant additional number of properties and assets we own, we are currently in the process of determining reserves for future periods. We expect to have substantially higher reserves for environmental contingencies in the future.

In addition, due to the nature of environmental laws, regulations and liabilities, it is possible that the reviews we conducted in connection with our evaluation of, and determination to enter into, the Transactions, may not have identified all potentially adverse conditions. Such conditions may not currently exist or be detectable through reasonable methods, or may not be able to be adequately valued. For example, the Merged Business's Natrium, West Virginia facility has been in operation for over 65 years. There may be significant latent liabilities or future claims arising from the operation of a facility of this age, and we may be required to incur material future remediation or other costs in connection with future actions or developments at this or other facilities.

We expect to be continually subjected to increasingly stringent environmental and health and safety laws and regulations, and that continued compliance will require increased capital expenditures and increased operating costs or may impose restrictions on our present or future operations. It is difficult to predict the future interpretation and development of these laws and regulations or their impact on our future earnings and operations. Our policy is to accrue costs relating to environmental matters when it is probable that these costs will be required and can be reasonably estimated. Any increase in these costs, or any material restrictions, could materially adversely affect our liquidity, financial condition and results of operations. However, estimated costs for future environmental compliance and remediation may be materially lower than actual costs, or we may not be able to quantify potential costs in advance. Actual costs related to any environmental compliance in excess of estimated costs could have a material adverse effect on our financial condition in one or more future periods.

Recent heightened interest in environmental-related issues could require us to incur significant compliance costs or result in material operating restrictions.

Heightened interest in environmental regulation, such as climate change issues, has the potential to materially impact our costs and present and future operations. We, and other chemicals companies, are currently required to file certain governmental reports relating to GHG emissions. The U.S. Government has considered, and may in the future implement, restrictions or other controls on GHG emissions which could require us to incur significant capital expenditures or further restrict our present or future operations.

In addition to GHG regulations, the EPA has recently taken certain actions to limit or control certain pollutants created by companies such as ours. For example, in February 2012, the EPA issued its final rule to update emissions limits for air toxins from PVC production. The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, establishes new, more stringent emission standards for certain regulated "hazardous air pollutants,"

including vinyl chloride monomer. The rule sets MACT standards for major sources of PVC production and establishes certain working practices, as well as monitoring, reporting and record-keeping requirements. Existing sources that become subject to these requirements would have three years from the effectiveness of the rule to come into compliance. Following the publication of the rule in the Federal Register, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups, which will likely impact provisions of a final rule. Based on a preliminary evaluation of the rule as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to come into compliance with the existing final rule, we expect that the capital expenditures necessary to achieve compliance with the existing final rule would be less than $15 million. However, there could be significant changes from the currently existing rule to the final rule after all legal challenges have been exhausted, which could require us to spend capital costs significantly higher than what we have previously estimated.

The business and operations of our chlorovinyls segment are also subject to pending environmental regulations impacting the Merged Business. For example, in March 2011, the EPA proposed amendments to the Mercury MACT regulations. These proposed amendments would require improvements in work practices to reduce fugitive emissions and would result in reduced levels of mercury emissions while still allowing the mercury cell facilities to continue to operate. The Merged Business currently operates a mercury cell production unit at its Natrium, West Virginia facility. No assurances as to the timing or content of the final rule, or its ultimate impact on us, can be provided.

In August 2010 the Circuit Court of Marshall County, West Virginia entered a Consent Order between PPG and the WVDEP. The Consent Order resolved certain alleged violations of the West Virginia NPDES Permit for the Merged Business's Natrium, West Virginia facility, which permit is administered by WVDEP per the CWA and the WPCA, and requires the Merged Business to take certain ongoing actions. In November 2012, PPG received a 60-day notice letter on behalf of the West Virginia Rivers Coalition under Section 505(b) of the CWA indicating an intent to file a citizens suit under the CWA based on certain additional alleged violations of the West Virginia NPDES Permit, the CWA and the WPCA at the Merged Business's Natrium, West Virginia facility. The Merged Business has commenced discussions with the WVDEP regarding this matter. In January 2013, WVDEP and PPG, on behalf of the Merged Business, entered into an Amended Consent Order to address and resolve the additional alleged violations and have submitted the Amended Consent Order to the Court for approval following a public comment period. It is not possible to determine the outcome of this matter at this early stage.

Also in March 2011, the EPA issued the Boiler MACT regulations. These regulations are aimed at controlling emissions of toxic air contaminants. As a result of numerous petitions from both industry and environmental groups, the EPA was required to reconsider its March 2011 final rule. On December 23, 2011, the EPA's Proposed Rule reconsidering the Boiler MACT regulations was published in the Federal Register. On December 20, 2012, the EPA issued its final regulations under the Boiler MACT and submitted them for publication to the Federal Register. The regulations were published in the Federal Register on January 31, 2013 and would require covered facilities to comply within three years of that date. The coal fired power plant at the Merged Business's Natrium, West Virginia facility would likely be the source most significantly impacted by the Boiler MACT regulations. No assurances as to the ultimate impact of the Boiler MACT regulations on our operations or our overall business can be provided, but the regulations may require significant capital expenditures and operating costs.

The potential impact of these and/or unrelated future, legislative or regulatory actions on our current or future operations cannot be predicted at this time but could be significant. Such impacts could include the potential for significant compliance costs, including capital expenditures, could result in operating restrictions or could require us to incur significant legal or other costs related to compliance or other activities. Any increase in the costs related to these initiatives, or restrictions on our operations, could materially adversely affect our liquidity, financial condition or results of operations.

We have assumed certain material pension and post-retirement welfare benefit obligations associated with the Merged Business. Future funding obligations related to these liabilities could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.

In the Transactions, we assumed certain substantial U.S. tax-qualified and non-tax-qualified pension obligations related to employees and retirees of the Merged Business. In connection therewith, the legally required level of pension assets will be transferred from the tax-qualified PPG pension plans to the new pension plans to be established by us in respect of those liabilities. In addition to the standard minimum funding requirements, the Pension Protection Act of 2006 (the "Pension Act") (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires companies with tax-qualified defined benefit pension plans to make contributions to such plans as frequently as quarterly in order to meet the "funding target" for such plans, as defined in the Pension Act. The failure to meet the funding target could result in the imposition of fines or penalties. Funding obligations with respect to tax-qualified pension plans change due to, among other things, the actual investment return on plan assets. Continued volatility in the capital markets may have a further negative impact on the funded status of tax-qualified pension plans, which may in turn increase attendant funding obligations.

The accounting for the Transactions, including the allocation of the purchase price to acquired assets and liabilities, is not yet complete given the limited amount of time since the Closing Date. The preliminary estimated fair value of pension investment assets related to the Merged Business and assumed by us upon the consummation of the Transactions was $476 million as of January 28, 2013. As of the same date, our estimated preliminary projected benefit obligation with respect to these assets was $543 million. The unfunded status of the U.S. and Canadian pension obligations assumed by us calculated on a projected benefit obligation basis as of January 28, 2013, was approximately $67 million. The unfunded other post-retirement benefit obligations assumed by us as of January 28, 2013, were approximately $182 million. We estimate that we will fund approximately $20 million to $30 million to the assumed pension and other post-retirement benefit plans for the year ended December 31, 2013.

Weighted average discount rates for the January 28, 2013 transfer are estimated to be 4.15 percent and 4.35 percent respectively for pension and other post-retirement benefits and the weighted average initial health care trend rates are assumed to be 6.64 percent declining to 4.50 percent over 11 years. A 25 basis point increase to the January discount rates assumed at close would decrease the estimated benefit obligations for the U.S. and Canadian pension and post-retirement plans transferred from PPG by $23 million, whereas a 25 basis point decrease would increase the estimated benefit obligations by $24 million. If the assumed health care trend rates were 1 percent lower or 1 percent higher the estimated post-retirement benefit obligations for the transferred U.S. and Canadian post-retirement plans would decrease the obligations by $18 million or increase them by $23 million.

Given the amount of pension assets transferred from the tax-qualified PPG pension plans to the new pension plans established by us, and subject to the foregoing variables and the uncertainties associated therewith, it is possible that we could be required to make substantial contributions in future years to the new pension plans. These contributions could restrict available cash for our operations, capital expenditures and other requirements and may materially adversely affect our financial condition and liquidity. Nonqualified pension liabilities that we assumed are unfunded, and no assets were transferred by PPG to us in respect of these liabilities. These obligations will require annual funding that could restrict cash available to us for other purposes.

The principal post-retirement welfare benefit liabilities assumed by us related to retirees associated with the Merged Business are obligations to provide retiree health benefits. No assets were transferred by

PPG to us in respect of these liabilities as these obligations are unfunded. The obligations to make payment with respect to these liabilities in the future may increase for several reasons, including, but not limited to, because of health care costs escalation. These obligations will require annual funding that could restrict cash available to us for use for other purposes.

While we intend to comply with any future funding obligations for our pension and post-retirement welfare benefit plans through the use of cash from operations, there can be no assurance that we will generate enough cash to do so and also meet our other required or intended cash uses. Our inability to fund these obligations through cash from operations could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

We may be affected by significant restrictions set forth in the agreements governing the Transactions in order to avoid significant tax-related liabilities.

The tax matters agreement we entered into with Eagle Spinco Inc., a wholly-owned subsidiary of PPG that merged with a wholly-owned subsidiary of ours in the Transactions ("Splitco"), and PPG in connection with Transactions generally prohibits us and our affiliates from taking certain actions that could cause the Transactions to fail to qualify as tax-free transactions. In particular, for a two-year period following January 28, 2013, the date the Transactions were consummated, we may not:

  •
  enter into any transaction or series of transactions (or any agreement, understanding or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50 percent or more of the vote or value of Splitco;

  •
  redeem or repurchase any stock or stock rights above certain limits;

  •
  amend our certificate of incorporation or take any other action affecting the relative voting rights of our capital stock;

  •
  merge or consolidate with any other person;

  •
  take any other action that would, when combined with any other direct or indirect changes in ownership of Splitco capital stock (including pursuant to the Merger), have the effect of causing one or more persons to acquire (directly or indirectly) stock comprising 50 percent or more of the vote or value of Splitco or would reasonably be expected to adversely affect the tax-free status of the Transactions;

  •
  liquidate or partially liquidate;

  •
  discontinue the active conduct of the Merged Business; or

  •
  sell, transfer or otherwise dispose of assets (including stock of subsidiaries) that constitute more than 30 percent of the consolidated gross assets of Splitco and/or its subsidiaries (subject to exceptions for, among other things, ordinary course dispositions and repayments or prepayments of our new $279.0 million term loan facility, which matures in 2017 (the "Term Facility") or the $688.0 million aggregate principal amount of Splitco's 4.625 percent senior notes due 2021 (the "Splitco Notes")).

If we intend to take any such restricted action, we will be required to cooperate with PPG in obtaining a supplemental ruling from the Internal Revenue Service or an unqualified tax opinion reasonably acceptable to PPG to the effect that such action will not affect the status of the Transactions as tax-free transactions. However, if we take any of the actions above and such actions result in tax-related losses to PPG, then we generally will be required to indemnify PPG for such losses, without regard to whether PPG has given us prior consent.

Due to these restrictions and indemnification obligations under the tax matters agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to PPG might discourage, delay or prevent a change of control during this two-year period that our stockholders may consider favorable to our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests.

Natural gas, electricity, fuel and raw materials costs, and other external factors beyond our control, as well as changes in the level of activity in the home repair and remodeling and new home construction sectors of the economy, can cause wide fluctuations in our margins.

The cost of our natural gas, electricity, fuel, raw materials and other costs may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. Natural gas and raw materials costs represent a substantial part of our manufacturing costs, and energy costs, in particular electricity and fuel, represent a component of the costs to manufacture building products. Most of the raw materials we use are commodities and the price of each can fluctuate widely for a variety of reasons, including changes in availability because of capacity additions or facility operating problems. Other external factors beyond our control can cause volatility in raw materials prices, demand for our products, product prices, sales volumes and margins. These factors include general economic conditions, the level of business activity in the industries that use our products, competitors' actions, international events and circumstances and governmental regulation in the United States and abroad. These factors can also magnify the impact of economic cycles on our business. While we attempt to pass through price increases in energy costs and raw materials, we have been unsuccessful in doing so in some circumstances in the past and there can be no assurance that we will be able to successfully do so in the future.

Additionally, the businesses of each of our reportable segments are impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence, increases in interest rates and availability of consumer financing for home repair and remodeling projects as well as availability of financing for new home purchases. These factors can lower the demand for and pricing of our products, while we may not be able to reduce our costs by an equivalent amount, which alone or in combination could cause our net sales and net income to materially decrease and, among other things, could require us to recognize impairments of our assets.

Hazards associated with manufacturing may adversely affect our business or results of operations.

There are a number of hazards associated with chlorovinyls and aromatics chemical manufacturing and building products manufacturing in our current operations, as well as in the use, storage and transportation of related raw materials, products and wastes. The occurrence of any such hazard could lead to an interruption or suspension of operations and have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole. These hazards include:

  •
  pipeline and storage tank leaks and ruptures;

  •
  explosions and fires;

  •
  inclement weather and natural disasters;

  •
  mechanical failure;

  •
  unscheduled downtime;

  •
  labor difficulties;

  •
  transportation interruptions;

  •
  transportation accidents involving our chemical products;

  •
  remediation complications;

  •
  terrorist acts; and

  •
  chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, any of which could lead to claims or material liability under environmental or other laws. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business.

In addition to potential exposure to claims arising from environmental liabilities, we face potential exposure to significant product liability, personal injury or other claims relating to the production and manufacture of our products.

We are exposed to significant losses from product liability claims relating to the products we manufacture in each of our reportable segments. Additionally, individuals could seek damages for alleged personal injury or property damage due to exposure to chemicals at our facilities or to chemicals otherwise owned, controlled or manufactured by us. We are also subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. In connection with the consummation of the Transactions, our exposure to potential losses from products liability, personal injury and other claims significantly increased as a result of existing and possible future lawsuits and claims relating to the Merged Business and its products. For example, the Merged Business is currently involved in litigation with, among others, the Suffolk County, New York Water Authority relating to the claims involving the manufacture of perchloroethylene and a significant number of other contract, product liability and other matters. Any such claims, whether with or without merit, could be time consuming, expensive to defend and could divert management's attention and resources. Although we maintain and expect to continue to maintain appropriate amounts of insurance for products liability, workplace exposure, workers' compensation and other claims, the amount and scope of such insurance may not be adequate or available to cover a claim that is successfully asserted against us. In addition, such insurance could become more expensive and difficult to maintain and, in the future, may not be available to us on commercially reasonable terms or at all. The results of any future litigation or claims are inherently unpredictable, but such outcomes could have a material adverse effect on our liquidity, financial condition or results of operations.

Our level of indebtedness could adversely affect our ability to operate our business.

In connection with the Transactions, we increased our asset-based revolving credit facility from $300 million to $500 million (the "New ABL Revolver"). In addition, we incurred $279.0 million of new indebtedness under the Term Facility, $450.0 million of new indebtedness represented by the $450.0 million aggregate principal amount of our 4.875% senior notes due 2023 (the "Senior Notes") and $688.0 million of new indebtedness of Splitco represented by the Splitco Notes. Our level of indebtedness could have important consequences. For example, it could:

  •
  require us to dedicate a portion of our cash flow from operations to payments on our debt, reducing the amount of cash flow available for other purposes, such as capital expenditures, acquisitions, dividends and working capital;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  place us at a disadvantage compared to our competitors that have less debt and, thus, that may have greater flexibility to use their cash flows to pursue business opportunities that may improve their businesses and financial performance;

  •
  expose us to fluctuations in the interest rate environment because the interest rates on borrowings under our New ABL Revolver are variable;

  •
  increase our cost of borrowing; and

  •
  limit the amount of additional debt we could borrow.

While we believe we should be able to meet the requirements of the agreements governing our and our subsidiaries' existing debt, our ability to do so depends on many factors beyond our control, including general economic, financial, competitive, legislative and regulatory factors, and the impact any one or more of those factors may have on our business at any given time or over any period of time. In addition, if and when we attempt to refinance our debt, it is possible that the debt markets could be less favorable at that time, which could result in higher interest rates on any debt that we refinance, more restrictive covenants in the agreements governing our and our subsidiaries' existing debt for any debt we refinance and other factors that could be less favorable to our business.

The New ABL Revolver, the Term Facility and the indentures governing the Senior Notes and the Splitco Notes impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

The agreements that govern the terms of our and our subsidiaries' existing debt, including the New ABL Revolver, the Term Facility and the indentures governing the Senior Notes and the Splitco Notes, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things: incur additional indebtedness; incur liens; make investments and sell assets, including the stock of subsidiaries; pay dividends and make other distributions; purchase our stock; engage in business activities unrelated to our current business; enter into transactions with affiliates; or consolidate, merge or sell all or substantially all of our assets.

We are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, both as a result of these covenants and restrictions and as a result of the restrictions and limitations imposed on us in connection with undertaking the Transactions and preserving the tax-free nature thereof. See "We may be affected by significant restrictions set forth in the agreements governing the Transactions in order to avoid significant tax-related liabilities." The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any collateral securing that indebtedness.

Furthermore, there are limitations on our ability to borrow the full amount of commitments under the New ABL Revolver. Borrowings under the New ABL Revolver are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and inventory, less customary reserves. In addition, (i) if our availability under the New ABL Revolver falls below a certain amount, we will be subject to compliance with a covenant requiring us to maintain a fixed charge coverage ratio of at least 1.1 to 1.0; and (ii) we are subject to a senior secured leverage ratio of 3.50 to 1.00 under the Term Facility. Our ability to comply with any required fixed charge coverage ratio and senior secured leverage ratio can be affected by events beyond our control, and we cannot assure you we will be able to comply with these ratios. A breach of the covenants requiring compliance with these ratios, or with any other covenants in these debt agreements, could result in a default under the New ABL Revolver or the Term Facility, as the case may be.

We rely on a limited number of outside suppliers for specified feedstocks and services.

We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers are unable to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business and results of operations. In connection with our acquisition of the vinyls business of CONDEA Vista in 1999, we entered into agreements with CONDEA Vista to provide specified feedstocks for our Lake Charles North Facility. These facilities are dependent upon CONDEA Vista's infrastructure for services such as wastewater and ground water treatment, site remediation and fire water supply. Any failure of CONDEA Vista to perform its obligations under those agreements could adversely affect the operation of the affected facilities and our liquidity and results of operations. The agreements relating to these feedstocks and services had initial terms of one to 10 years. Most of these agreements have been automatically renewed, but may be terminated by CONDEA Vista after specified notice periods. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services.

While we believe that our relationships with our key suppliers are good, any vendor may choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers could materially adversely affect our financial condition and liquidity, as could significant additional requirements from our suppliers that we provide them additional security in the form of prepayments or with letters of credit.

The industries in which we compete are highly competitive, and some of our competitors have greater financial and other resources than we have, which may materially adversely affect our business and results of operations.

The chemicals industry is highly competitive. Many of the competitors of our chlorovinyls and aromatics chemicals businesses are larger and have greater financial and other resources and less debt than us. Moreover, barriers to entry are low in most product lines of our chlorovinyls and aromatics chemicals businesses. Capacity additions or technological advances by existing or future competitors could also create greater competition, particularly in pricing. We cannot provide assurance that we will have access to the financing necessary to upgrade our facilities in response to technological advances or other competitive developments.

In addition, we compete with national and international manufacturers of vinyl-based building and home improvement products. Some of these companies are larger and have greater financial resources and less debt than we have. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we have. Some of these competitors, who compete with our building product lines, may also be able to compete more aggressively in pricing and could take a greater share of sales and cause us to lose business from our customers. Many of the competitors of our building products business have operated in the industry longer than we have. Additionally, our building products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, wood and aluminum in windows and iron and cement in pipe and fittings. An increase in competition from other vinyl exterior building products manufacturers or alternative building materials could cause us to lose customers and lead to decreases in net sales and profitability. To the extent we lose customers in the renovation and remodeling markets, we would likely have to market to the new home construction market, which historically has experienced more fluctuations in demand.

We currently rely on a transition services agreement with PPG and may be unable to provide the same types and level of benefits, services and resources to the Merged Business that historically have been provided by PPG or to provide them at the same cost.

As a separate reporting segment of PPG, the Merged Business was able to receive benefits and services from PPG and was able to benefit from PPG's financial strength and extensive business relationships. After the Transactions, we own the Merged Business, which no longer benefits from PPG's services and resources. We currently rely on a transition services agreement with PPG pursuant to which PPG has agreed to provide certain transition services for up to 24 months following the consummation of the Transactions. However, it cannot be assured that we will be able to expand our administrative support systems to adequately replace those resources or to replace them at the same cost. If we are not able to replace the resources provided by PPG or are unable to replace them at the same cost or are delayed in replacing the resources provided by PPG, our results of operations may be materially adversely impacted.

We rely heavily on third party transportation, which subjects us to risks that we cannot control, and which risks may materially adversely affect our operations.

We rely heavily on railroads, barges and other shipping companies to transport raw materials to the manufacturing facilities used by each of our businesses and to ship finished products to customers. These transport operations are subject to various hazards, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. If we are delayed or unable to ship finished product or unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if there were significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our revenues and costs of operations.

Operation on multiple Enterprise Resource Planning ("ERP") information systems, and the conversion from multiple ERP systems to a fewer number of ERP systems, may negatively impact our operations.

We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We operate on multiple ERP information systems, which complicate our processing, reporting and analysis of business transactions and other information. Since we must process and reconcile our information from multiple systems, the chance of errors is increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. In addition, the Merged Business currently operates on separate ERP systems, which must be integrated with our existing systems, and there can be no assurance that the integration of these systems will be successful. Further, from time to time we may transition a portion of our operations from one of our ERP systems to another. The transition to a different ERP system involves numerous risks, including:

  •
  diversion of management's attention away from normal daily business operations;

  •
  loss of or delays in accessing data;

  •
  increased demand on our operations support personnel;

  •
  initial dependence on unfamiliar systems while training personnel to use new systems; and

  •
  increased operating expenses resulting from training, conversion and transition support activities.

Any of the foregoing could result in a material increase in information technology compliance or other related costs and could materially negatively impact our operations.

A significant portion of our hourly workers are represented by labor unions and therefore subject to collective bargaining agreements; if we are unable to enter into new agreements or renew existing agreements before they expire, our workers subject to collective bargaining agreements could engage in strikes or other labor actions that could materially disrupt our ability to conduct our operations.

As of January 31, 2013, we had approximately 6,000 active employees. Approximately 1,600, or 27 percent, of these employees are represented by labor unions and are therefore subject to collective bargaining agreements that will expire by the end of 2017.

If we are unable to reach new collective bargaining agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to conduct our operations. New collective bargaining agreements or the renewal of existing agreements may impose significant new costs on us, which could adversely affect our results of operations or financial condition in the future.

If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we may be required to record a non-cash charge to earnings, which could be significant.

Under U.S. generally accepted accounting principles ("GAAP"), goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis (or more frequently if events or circumstances indicate that their carrying value may not be recoverable) and other intangible assets are reviewed if events or circumstances indicate that their carrying value may not be recoverable. If our goodwill, indefinite-lived intangible assets, or other intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which could be significant.

We may evaluate asset dispositions, asset acquisitions, joint ventures and other transactions that may impact our results of operations, and we may not achieve the expected results from these transactions.

From time to time, and subject to any applicable restrictions arising from the Transactions or otherwise, we may enter into agreements to dispose of certain assets. However, we cannot assure you that we will be able to dispose of any such assets at any anticipated prices, or at all, or that any such sale will occur during any anticipated time frame. In addition, subject to any applicable restrictions arising from the Transactions or otherwise, we may engage in business combinations, purchases of assets or contractual arrangements or joint ventures. Subject to any applicable restrictions arising from the Transactions or otherwise, some of these transactions may be financed with our additional borrowings. The integration of any business we may acquire may be disruptive to us and may result in a significant diversion of management attention and operational resources. Additionally, we may suffer a loss of key employees, customers or suppliers, loss of revenues, increases in costs or other difficulties. If the expected efficiencies and synergies from any transactions are not fully realized, our results of operations could be adversely affected, because of the costs associated with such transactions or otherwise. Other transactions may advance future cash flows from some of our businesses, thereby yielding increased short-term liquidity, but consequently resulting in lower cash flows from these operations over the longer term. The failure to realize the expected long-term benefits of any one or more of these transactions could have a material adverse effect on our financial condition or results of operations.

Our participation in joint ventures exposes us to a number of risks, including risks of shared control.

From time to time we enter into joint ventures, such as our building products strategic joint venture arrangements with several customers, our ownership of a 60 percent interest in the TCI joint venture and our joint venture in RS Cogen. We expect that we will evaluate opportunities to enter into additional joint ventures in the future, subject to any applicable restrictions arising in connection with the Transactions. The nature of a joint venture requires us to share control with unaffiliated third parties. If there are differences in views among joint venture participants in how to operate the joint venture that result in delayed decisions or the failure to make decisions, or our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan and fulfill its obligations. In that case, we may be required to write down the value of our investment in a joint venture, increase the level of financial or other commitments to the joint venture or, if we have contractual agreements with the joint venture, our operations may be materially adversely affected. Any of the foregoing could have a material adverse effect on our financial condition, results of operations or cash flows.

Fluctuations in foreign currency exchange and interest rates could affect our consolidated financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially adversely affect our financial results.

In addition, we are exposed to volatility in interest rates. When appropriate, we may use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations.

Our business, financial condition and results of operations may be adversely affected if we cannot negotiate terms that are as favorable as those PPG has received when we replace contracts after the closing of the Transactions.

Prior to consummation of the Transactions, certain functions (such as purchasing, information systems, sales, logistics and distribution) for the Merged Business were performed under PPG's centralized systems and, in some cases, under contracts that were also used for PPG's other businesses that we did not acquire. Under the transition services agreement we entered into with PPG in connection with the Transactions, PPG has agreed to provide the Merged Business with certain services for a period of up to 24 months from the consummation of the Transactions; however, there can be no assurance that we will be able to negotiate terms that are as favorable as those PPG received with respect to the Merged Business prior to the Transactions when and if we enter into our own agreements for the provision of services to the Merged Business. Although we believe that we will be able to enter into new agreements for similar services, it is possible that the failure to replace a significant number of these agreements for any of these services could have a material adverse impact on us.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements relating to future events and our intentions, beliefs, expectations and predictions for the future. Any such statements other than statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Words or phrases such as "anticipate," "believe," "plan," "estimate," "project," "may," "will," "intend," "target," "expect," "would" or "could" (including the negative variations thereof) or similar terminology used in connection with any discussion of future plans, actions or events generally identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of the Transactions, integration plans and expected synergies therefrom and other statements of expectations concerning matters that are not historical facts. These statements are based on the current expectations of our management. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements included in this Annual Report on Form 10-K. These risks and uncertainties include, among other things:

  •
  the integration of the Merged Business with the businesses we operated prior to the Transactions not being successful;

  •
  changes, seasonality and/or cyclicality in the industries in which our products are sold and changes in demand for our products or increases in overall industry capacity that could affect production volumes and/or pricing;

  •
  risks, costs, liabilities, unexpected delays and operating restrictions associated with integrating the Merged Business;

  •
  the costs and operating restrictions associated with compliance with current and future environmental, health and safety laws and regulations;

  •
  the significant restrictions on our business operations set forth in the agreements governing the Transactions;

  •
  the availability and pricing of energy and raw materials;

  •
  changes in the general economy, including the impacts of the current, and any potential future, economic uncertainties in the housing and construction markets;

  •
  risks, hazards and potential liabilities associated with manufacturing chemicals and building products;

  •
  our ability to continue to comply with the covenants in the New ABL Revolver, the Term Facility and the indentures governing the Senior Notes and the Splitco Notes;

  •
  competition within our industry;

  •
  difficulties in product transportation;

  •
  complications resulting from our multiple ERP systems and the implementation of our new ERP systems;

  •
  strikes and work stoppages;

  •
  any impairment of goodwill, indefinite-lived intangible assets or other intangible assets;

  •
  the failure to realize the benefits of, and/or disruptions resulting from, any asset dispositions, asset acquisitions, joint ventures, business combinations or other transactions, including the Transactions;

  •
  risks associated with any potential failures of our joint venture partners to fulfill their obligations;

  •
  changes in foreign currency exchange and interest rates; and

  •
  our substantial amount of indebtedness and significant debt service obligations.

In light of these risks, uncertainties, assumptions and other factors, the forward-looking statements discussed in this Annual Report on Form 10-K may not occur. Other unknown or unpredictable factors could also have a material adverse effect on our actual future results, performance or achievements. For a further discussion of these and other risks and uncertainties applicable to us and our business, see the section of this Annual Report on Form 10-K entitled "Risk Factors" and in our subsequent periodic filings with the SEC. As a result of the foregoing, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations, except as required by law.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Executive Officers of Axiall Corporation

The following is additional information regarding our executive officers as of February 28, 2013:

Dean Adelman, 47, has served as the Senior Vice President of Human Resources since February 2013. Before then, he was the Senior Vice President of Human Resources and Chief Administration Officer of BlueLinx Corporation from 2005 to 2013.

Joseph C. Breunig, 51, has served as Executive Vice President, Chemicals, since August 2010. Before then he was employed by BASF Corporation where, since 2005, he held the position of Executive Vice President and President of Market and Business Development for North America.

Paul D. Carrico, 62, has been a director and has served as our President and Chief Executive Officer since February 2008. Before then, he had served as Vice President, Chemicals and Vinyls since October 2006, Vice President, Polymer Group from May 2005 until October 2006 and Business Manager, Resin Division from 1999, when he joined our Company, until May 2005.

Timothy Mann, Jr., 47, has served as Executive Vice President, General Counsel and Secretary since July 2012. For more than five years prior to joining us, he was a partner at the international law firm of Jones Day, where his practice focused primarily on public and private merger and acquisition activities and corporate governance, including executive compensation and general corporate counseling.

Mark J. Orcutt, 57, has served as Executive Vice President, Building Products since December 2008. Before then, he was employed by PPG Industries, Inc., most recently as Vice President Performance Glazing since 2003.

Gregory C. Thompson, 57, has served as Chief Financial Officer since February 2008. Before then, he was the Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer, since 2002.

Executive officers are elected by, and serve at the pleasure of, the board of directors.

Item 2. PROPERTIES.

Information concerning our properties is set forth in Item 1 under the captions "Chlorovinyls Segment—Production, Raw Materials and Facilities—Facilities," "Building Products Segment—Production, Raw Materials and Facilities—Facilities" and "Aromatics Segment—Production, Raw Materials and Facilities—Facilities."

We lease office space for our principal executive offices in Atlanta, Georgia, for other administrative functions and research and development in Monroeville, Pennsylvania and for information services in Baton Rouge, Louisiana. Additionally, space is leased for sales and marketing offices in Houston, Texas and for numerous storage terminals throughout the United States.

Substantially all of our owned facilities are pledged as security for indebtedness under the New ABL Revolver, which matures in 2018, and the Term Facility, which matures in 2017.

We believe our current facilities are adequate to meet the requirements of our present operations.

Item 3. LEGAL PROCEEDINGS.

In August 2004 and January and February 2005, the EPA conducted environmental investigations of our manufacturing facilities in Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The EPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the EPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. In 2006, we were informed by the EPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During 2007, we reached agreement with the EPA regional office responsible for Mississippi on the terms and conditions of a consent decree that would settle EPA's pending enforcement action against our Aberdeen, Mississippi facility. The parties have executed a consent decree, which was approved by the federal district court in Atlanta, Georgia. Under the consent decree, we are required to, among other things, undertake certain other environmental improvement capital projects. We estimate that the remaining cost of completing these capital projects is approximately $1.1 million.

We have not yet reached a settlement with the EPA regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order ("UAO") from this EPA regional office relating to our Plaquemine facility. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act, required us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems at those locations. In June 2011, we submitted the completed UAO report to EPA and the LDEQ. In August 2011 we received a letter from the LDEQ that it had reviewed the UAO report and had no objections to the findings in the report. We have not had any further communication from EPA regarding the UAO report.

We have also received several compliance orders and notices of potential penalties from LDEQ. On December 17, 2009, we received a Notice of Potential Penalty ("NOPP") from LDEQ containing allegations of violations of Louisiana's hazardous waste management regulations. On October 7, 2010, we received a Compliance Order from LDEQ that also contained allegations of violations of hazardous waste management regulations. On October 1, 2010, we received Consolidated Compliance Orders and Notices of Potential Penalties ("CCONPPs") for both our Plaquemine facility and Lake Charles North Facility. These CCONPPs allege violations of reporting, recordkeeping and other requirements contained in Louisiana's air pollution control regulations.

Some of the allegations contained in these compliance orders and notices of potential penalties may potentially be similar to the "areas of concern" raised by the EPA that are discussed above. These compliance orders and notices of potential penalties do not identify specific penalty amounts. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls and/or other relief. We have estimated our exposure arising from this matter and established a reserve based on that estimate and our belief that it is probable a liability has been incurred. We do not expect that such costs will have a material effect on our financial position, results of operations or cash flows.

Further, in connection with the Transactions and pursuant to the Separation Agreement, we may be held liable for lawsuits and claims relating to contract, environmental, product liability and other matters arising out of the conduct of the Merged Business's current and past business activities.

We received a CCONPP from LDEQ in February 2006 alleging violations of various requirements of our Lake Charles South Facility's air permit, based largely upon self-reported permit deviations. In 2011, the Merged Business increased its offer to settle the CCONPP by payment of a civil penalty of $400,000 and to undertake one or more BEPs as a supplement to the civil penalty. The BEP would consist of the installation of enhanced leak detection equipment and a repair program that would be conducted over a three-year period. We estimate the cost of the BEP would be $220,000. This offer has now been accepted by the LDEQ. The liability related to the settlement described in this paragraph is a liability of the Merged Business.

In addition, we are currently, and may in the future become, subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position, results of operations or cash flows.

For information regarding certain other environmental matters, see Item 1. Business "Environmental Regulation."

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Axiall Corporation's common stock is listed on the New York Stock Exchange under the symbol "AXLL." At February 21, 2013, there were 492 stockholders of record.

Market Price of Common Stock

The high and low market price per share, as well as the dividends paid per share for the Company's common stock in 2012 and 2011 were as follows:

	2012			2011
	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First quarter	$35.56	$20.24	$-	$38.15	$23.68	$-
Second quarter	$37.24	$23.80	$0.08	$40.59	$22.57	$-
Third quarter	$40.88	$24.52	$0.08	$25.42	$13.69	$-
Fourth quarter	$47.17	$35.27	$0.08	$20.83	$12.19	$-

Dividends Payable Per Share

Dividends may be paid when and if our board of directors deems appropriate, subject to covenants in our various debt agreements and indentures and any other agreement that limits our ability to pay cash dividends. Under the New ABL Revolver, cash dividend payments may be made if both our ability to borrow under the New ABL Revolver then exceeds $100 million and our fixed charge coverage ratio (as defined in the definitive documentation governing the New ABL Revolver) for the prior month exceeds 1.10 to 1.00, each on a pro forma basis after giving effect to the proposed cash dividend payment.

 PERFORMANCE GRAPH

The graph below presents a comparison of the five-year cumulative total return of an investment in our common stock, the Standard & Poor's SmallCap 600 Index (the "600 Index") and the Standard & Poor's Chemical SmallCap Index (the "Chemical Index"). We believe these indices provide the closest comparison to our line of business. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock. Furthermore, the indicated performance of our common stock from and after July 29, 2009 includes the impact of a 1-for-25 reverse stock split affected on such date.

Total Shareholder Returns (Indexed)
Axiall versus S&P SmallCap 600 Index and S&P 600 Chemicals Index

As a result of the significant deterioration of general economic and business conditions from 2007 to 2009 and our then-existing capital structure, in 2009 we undertook a number of significant corporate recapitalization activities. These corporate recapitalization activities included a debt exchange resulting in the issuance of common and convertible preferred stock and a 1-for-25 reverse stock split effected on July 29, 2009. As a result of the significant impact of these transactions on our capital structure, we believe that the foregoing graph may not provide a complete presentation of our recent financial results and stock price performance.

The graph below presents a comparison of the cumulative total return of an investment in each of our common stock, the 600 Index and the Chemical Index on July 29, 2009, the date we completed a 1-for-25 reverse stock split, until December 31, 2012. We believe this graph, as well as the foregoing graph and the remainder of the information presented in this Annual Report on Form 10-K, should be considered by investors when evaluating our recent results of operations and stock price performance. Stock performances, including our stock performance, were calculated using the assumption that all dividends, including distributions of cash, were reinvested in common stock.

 Total Shareholder Returns (Indexed) from July 29, 2009
Axiall versus S&P SmallCap 600 Index and S&P 600 Chemicals Index

Pursuant to SEC rules, this "Performance Graph" section of this Annual Report on Form 10-K is not deemed "filed" with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. SELECTED FINANCIAL DATA.

The following table provides selected financial data for the Company and should be read in conjunction with management's discussion and analysis of financial condition and results of operations and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
(In thousands, except per share data, percentages and employees)
	2012	2011	2010	2009	2008
Results of Operations:
Net sales	$3,325,836	$3,222,884	$2,818,040	$1,990,091	$2,916,477
Cost of sales	2,865,370	2,919,625	2,543,638	1,778,998	2,717,409
Selling, general and administrative expenses	203,497	168,221	160,031	182,937	168,572
Transaction related costs, restructuring and other, net	38,833	3,271	102	6,858	21,973
Loss (gain) on sale of assets	(19,250)	(1,150)	-	62	(27,282)
Long-lived asset impairment charges (recoveries), net	(824)	8,318	-	21,804	175,201

Operating income (loss)	238,210	124,599	114,269	(568)	(139,396)
Interest expense	(57,517)	(65,645)	(69,795)	(131,102)	(134,513)
Loss on redemption and other debt costs	(2,720)	(4,908)	-	(42,797)	-
Gain on debt exchange	-	-	-	400,835	-
Foreign exchange loss	(562)	(786)	(839)	(1,400)	(4,264)
Interest income	373	280	322	583	1,308

Income (loss) before income taxes	177,784	53,540	43,957	225,551	(276,865)
Provision for (benefit from) income taxes	57,223	(4,217)	1,279	94,492	(21,695)

Net income (loss)	$120,561	$57,757	$42,678	$131,059	$(255,170)

Basic earnings (loss) per share:	$3.47	$1.66	$1.22	$8.27	$(191.21)
Diluted earnings (loss) per share:	$3.45	$1.66	$1.22	$8.26	$(191.21)
Dividends per common share (1)	$0.24	$-	$-	$-	$6.00
Financial Highlights:
Net working capital	$488,286	$384,729	$400,447	$340,721	$225,187
Property, plant and equipment, net	637,712	640,900	653,137	687,570	760,760
Total assets	1,801,315	1,644,211	1,665,701	1,604,640	1,610,401
Total debt	448,091	497,464	577,557	632,569	1,302,677
Lease financing obligation	112,269	109,899	112,385	106,436	91,473
Asset securitization (2)	-	-	-	-	111,000
Net cash provided by operating activities	231,246	187,449	183,799	723	41,392
Net cash provided by (used in) investing activities	(56,717)	(136,510)	(44,645)	(26,025)	24,569
Net cash provided by (used in) financing activities	(63,817)	(85,658)	(55,719)	(29,099)	15,402
Depreciation and amortization	89,857	101,522	99,691	117,690	143,718
Capital expenditures	80,338	66,382	45,714	30,085	62,545
Acquisition, net of cash acquired	-	71,371	-	-	-
Maintenance expenditures	157,286	146,275	137,448	104,472	109,130
Other Selected Data:
Adjusted EBITDA (3)	$334,871	$222,896	$201,322	$155,062	$156,162
Weighted average common shares outstanding—basic	34,502	34,086	33,825	14,903	1,378
Weighted average common shares outstanding—diluted	34,774	34,122	33,825	14,908	1,378
Common shares outstanding	34,547	34,236	33,962	33,718	1,379
Return on sales	3.6%	1.8%	1.5%	5.8%	(8.7)%
Employees	3,877	4,073	3,619	3,489	4,463

(1)
Dividends per common share in 2008 reflect the impact of a July 29, 2009 1-for-25 reverse stock split.

(2)
During 2009, the asset securitization facility was replaced with a senior secured asset-based revolving credit agreement (the "Prior ABL Revolver").

(3)
Axiall supplements its financial statements prepared in accordance with GAAP with Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization; cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives; gain (loss) on substantial modification of debt and sales of certain assets; certain purchase accounting and certain non-income tax reserve adjustments; professional fees related to the Transactions and a subsequently withdrawn unsolicited proposal to acquire us, goodwill, intangibles and other long-lived asset impairments; and interest expense related to the Ontario Municipal Employees Retirement System lease financing obligation transaction) because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to net income (loss) as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, Axiall's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of Adjusted EBITDA to net income (loss) determined in accordance with GAAP is provided below:

	Years Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Net income (loss)	$120,561	$57,757	$42,678	$131,059	$(255,170)
Provision for (benefit from) income taxes	57,223	(4,217)	1,279	94,492	(21,695)
Interest income	(373)	(280)	(322)	(583)	(1,308)
Gain on debt exchange	-	-	-	(400,835)	-
Loss on redemption and other debt costs	2,720	4,908	-	42,797	-
Interest expense	57,517	65,645	69,795	131,102	134,513
Depreciation and amortization	89,857	101,522	99,691	117,690	143,718
Transaction related costs, restructuring and other, net	38,833	3,271	102	6,858	21,973
Loss (gain) on sale of assets	(19,250)	(1,150)	-	62	(27,282)
Long-lived asset impairment charges (recoveries), net	(824)	8,318	-	21,804	175,201
Other (a)	(11,393)	(12,878)	(11,901)	10,616	(13,788)

Adjusted EBITDA	$334,871	$222,896	$201,322	$155,062	$156,162

(a)
"Other" for all years consists of lease financing obligation interest and loan cost amortization which is included in both the depreciation and amortization expense and interest expense lines above. "Other" for the year ended December 31, 2011 also includes a $4.4 million reversal of non-income tax reserves, partially offset by $3.0 million acquisition costs and inventory purchase accounting adjustment. "Other" for the year ended December 31, 2009 also includes $13.9 million of equity compensation related to the 2009 equity and performance incentive plan and $13.1 million of operational and financial restructuring consulting fees, partially offset by $9.6 million of loan cost amortization.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a leading North American manufacturer and international marketer of chemicals and building products. Our chlorovinyls and aromatics chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and deck products. Our vinyl-based building products are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names.

Merger with PPG's Chemicals Business

On January 28, 2013, we completed the Transactions, which resulted in the creation of Axiall Corporation, our new company, pursuant to an agreement and plan of merger (as amended, the "Merger Agreement"), by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG, Splitco and Grizzly Acquisition Sub, Inc., our wholly-owned subsidiary ("Merger Sub").

Our financial results for our fiscal year ended December 31, 2012, 2011 and 2010 do not include the results of operations of the Merged Business.

In connection with the Transactions, PPG and Splitco, among other things, entered into the Separation Agreement, pursuant to which PPG transferred to Splitco, the Merged Business. In addition, Merger Sub merged with and into Splitco, whereby the separate corporate existence of Merger Sub ceased and Splitco continued as the surviving company and as our wholly-owned subsidiary.

As consideration for Splitco's acquisition of the Merged Business, Splitco distributed to PPG in the Special Distribution: (i) the cash proceeds of approximately $279.0 million in new bank debt incurred by Splitco under the Term Facility, which included $67.0 million necessary to fund a preliminary net working capital adjustment under the Merger Agreement; and (ii) $688.0 million in aggregate principal amount of Splitco Notes. Upon the consummation of the Merger, Axiall Corporation and certain of our subsidiaries became guarantors of the Term Facility and Splitco Notes. For additional information regarding the indebtedness of Splitco, see "—Liquidity and Capital Resources" and Note 2 of the Notes to the Consolidated Financial Statements included in Item 8.

The value of the Transactions of approximately $2.7 billion consists of $967 million of cash paid to PPG, shares of our common stock received by PPG shareholders valued at approximately $1.8 billion, based on the closing stock sale price of $50.24 on the last trade date prior to the Closing Date of the Transactions, plus the assumption of liabilities, including pension liabilities and other post-retirement obligations.

We have and expect to incur significant, one-time costs in connection with the Transactions, including approximately: (i) $25 to $30 million of advisory, legal, accounting and other professional fees related to the transactions; (ii) $30 to $40 million of financing related fees; and (iii) $55 million in transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, that management believes are necessary to realize approximately $115.0 million of annualized cost synergies within two years from the consummation of the Transactions.

In connection with the Transactions, we paid approximately $45.6 million in fees and expenses, which included approximately $27.3 million of debt issuance costs and approximately $18.3 million of related professional and legal fees. The fees associated with the Transactions are included in the $110 to $125 million of estimated fees discussed above that are associated with the Transactions.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, EDC, chlorinated solvents, calcium hypochlorite, HCL and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the fiscal year ended December 31, 2012 were as follows:

  •
  Net sales totaled $1,344.9 million compared with net sales of $1,318.7 million for the year ended December 31, 2011.

  •
  Net sales increased approximately 2 percent as a result of an increase in our overall sales prices of 2 percent on flat sales volume compared to the year ended December 31, 2011.

  •
  Our vinyl compounds sales prices increased approximately 4 percent from 2011 to 2012, although our overall chlorovinyls sales volume remained unchanged.

Our chlorovinyls segment and the chemical industry in general are cyclical in nature and are affected by domestic and worldwide economic conditions. Cyclical price swings, driven by changes in supply and demand, can lead to significant changes in the overall profitability of our chlorovinyls segment. The demand for our chlorovinyls products tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable and non-durable goods as well as construction. Global capacity also materially affects the prices of chlorovinyls products. Historically, in periods of high operating rates, prices rise and margins increase and, as a result, new capacity is announced. Since world scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed or, in some instances, until less efficient producers withdraw capacity from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats.

In addition, purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of the primary raw materials used in our chlorovinyls products, including ethylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends.

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior mouldings products; and (ii) outdoor building products, which currently includes siding, pipe and pipe fittings and deck products. As discussed further below, certain highlights from our building products segment results of operations for the fiscal year ended December 31, 2012 were as follows:

  •
  Net sales totaled $876.6 million for the year ended December 31, 2012, a decrease of 1 percent compared to $883.9 million for the year ended December 31, 2011.

  •
  On a constant currency basis and adjusting for the closure of the fence product line and our acquisition of Exterior Portfolio, LLC ("Exterior Portfolio"), net sales for the year increased 1 percent while volume was flat with 2011.

  •
  For the year ended December 31, 2012, our building products segment's geographical sales to the U.S. and Canada were 46 percent and 53 percent, respectively, which is consistent with the same period in 2011.

The building products segment is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence, increases in interest rates and availability of consumer financing for home repair and remodeling projects as well as availability of financing for new home purchases. These factors can lower the demand for and pricing of our products, while we may not be able to reduce our costs by an equivalent amount.

Aromatics Business Overview

Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the fiscal year ended December 31, 2012 were as follows:

  •
  Net sales were $1,104.3 million for the year ended December 31, 2012, an increase of 8 percent when compared to $1,020.3 million for the year ended December 31, 2011.

  •
  During the year ended December 31, 2012, sales volume increased 14 percent. Our overall aromatics sales volume increased as a result of increases in the sales volume of cumene of 38 percent, partially offset by decreases in phenol and acetone sales volumes of approximately 18 percent. Our cumene sales volume increase was due to increased contract sales as well as some opportunistic spot sales.

  •
  Our overall average sales price decreased as a result of a 4 percent reduction in the price of cumene, partially offset by a 1 percent increase in the price of phenol and acetone. The overall sales price decreases reflect lower costs for the feedstock propylene.

Significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth selected financial data from our Consolidated Statements of Income for the three years ended December 31, 2012, 2011 and 2010 and the percentage of net sales of each line item presented. Totals may not add due to rounding.

	Years Ended December 31,
(Dollars in millions)	2012		2011		2010
Net sales	$3,325.8	100.0%	$3,222.9	100.0%	$2,818.0	100.0%
Cost of sales	2,865.4	86.2%	2,919.6	90.6%	2,543.6	90.3%

Gross margin	460.4	13.8%	303.3	9.4%	274.4	9.7%
Selling, general and administrative expenses	203.5	6.1%	168.2	5.2%	160.0	5.7%
Transaction related costs, restructuring and other, net	38.8	1.2%	3.3	0.1%	0.1	-%
Gain on sale of assets	(19.3)	(0.6)%	(1.2)	-%	-	-%
Long-lived asset impairment charges (recoveries), net	(0.8)	-%	8.3	0.3%	-	-%

Operating income	238.2	7.2%	124.6	3.9%	114.3	4.0%
Interest expense, net	(57.1)	(1.7)%	(65.4)	(2.0)%	(69.5)	(2.5)%
Loss on redemption and other debt costs	(2.7)	(0.1)%	(4.9)	(0.2)%	-	-%
Foreign exchange loss	(0.6)	-%	(0.8)	-%	(0.8)	-%
Provision for (benefit from) income taxes	57.2	1.7%	(4.2)	(0.1)%	1.3	-%

Net income	$120.6	3.6%	$57.8	1.8%	$42.7	1.5%

We have identified three reportable segments through which we conduct our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, VCM and vinyl resins at December 31, 2012) and compound products (vinyl compounds and compound additives and plasticizers). In January 2013, we consummated the Transactions and are now integrating the Merged Business into our chlorovinyls segment. Our financial results for 2012 do not include the impact of the Merged Business. Our vinyl-based building products, including window and door profiles and mouldings products and outdoor building products consisting of siding, pipe and pipe fittings and deck products, are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names and are managed within the building products segment. We discontinued manufacturing and selling fence products in March 2012. Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene).

The following table sets forth certain financial data by reportable segment for each of the three years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
(Dollars in millions)	2012			2011			2010
Sales
Chlorovinyls products	$1,344.9		40.4%	$1,318.7		40.9%	$1,224.7	43.4%
Building products	876.6		26.4%	883.9		27.4%	793.6	28.2%
Aromatics products	1,104.3		33.2%	1,020.3		31.7%	799.7	28.4%

Net sales	$3,325.8		100.0%	$3,222.9		100.0%	$2,818.0	100.0%

Operating income
Chlorovinyls products	$237.2	(1)		$143.3			$114.3
Building products	18.4			7.5	(3)		14.6
Aromatics products	64.6			10.4			23.3
Unallocated corporate	(82.0	) (2)		(36.6)			(37.9)

Total operating income	$238.2			$124.6			$114.3

(1)
Includes $19.2 million gain related to the sale of assets.

(2)
Includes $35.8 million of costs related to the Transactions and a subsequently withdrawn unsolicited proposal to acquire us.

(3)
Includes $2.7 million of restructuring costs, $8.3 million of asset impairment charges and $2.9 million of transaction costs related to our acquisition of Exterior Portfolio and inventory purchase accounting adjustments, partially offset by a $3.6 million reversal of a non-income tax reserve.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Consolidated Results

Net Sales.    For the year ended December 31, 2012, net sales totaled $3,325.8 million compared to $3,222.9 million for the year ended December 31, 2011. Net sales increased 3 percent due to an increase in our overall sales volume of 4 percent, partially offset by a decrease in our overall sales price of 1 percent. Our overall sales volume increase was primarily a result of increases in the sales volumes of our chlorovinyls and aromatics segments, offset by planned and unplanned outages at our Plaquemine facilities during 2012. The overall sales price decrease was primarily attributable to lower unit sales prices in our chlorovinyls and aromatics segments driven by lower feedstocks costs.

Gross Margin.    Total gross margin as a percentage of net sales increased to 14 percent for the year ended December 31, 2012 from 9 percent for the year ended December 31, 2011. This increase in gross margin percentage was primarily due to margin expansion in our chlorovinyls, aromatics and building products segments as a decline in our feedstocks costs more than offset lower sales prices. The $157.1 million gross margin increase was primarily due to (i) our overall margin expansion as a result of the decrease in feedstocks costs exceeding the decrease in sales price and (ii) an increase in our sales volume for our aromatics and chlorovinyls segments offset partially by increased maintenance costs for our chlorovinyls segment. Our primary feedstocks and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. IHS reported industry prices decreased by 24 percent for propylene, 5 percent for ethylene, 20 percent for chlorine and 30 percent for natural gas from 2011 to 2012, while benzene prices increased by 13 percent over the comparative periods.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $203.5 million for the year ended December 31, 2012, a 21 percent increase from the $168.2 million for the year ended December 31, 2011. This selling, general and administrative expenses increase of $35.3 million is primarily due to increases in compensation related costs.

Transaction related costs, restructuring and other, net.    Transaction related costs, restructuring and other, net, increased by $35.6 million to $38.8 million for 2012 primarily due to a $35.8 million expense incurred during 2012 related to professional fees associated with the Transactions discussed above and a subsequently withdrawn unsolicited proposal to acquire us.

Gain on sale of assets.    Gain on sale of assets for the year ended December 31, 2012 primarily consists of a $17.4 million gain on the sale of our air separation plant in Plaquemine, Louisiana.

Interest Expense, net.    Interest expense, net, decreased to $57.1 million for the year ended December 31, 2012 from $65.4 million for the year ended December 31, 2011. This decrease in interest expense, net, of $8.3 million was primarily attributable to a lower overall outstanding debt balance during the year ended December 31, 2012 compared to 2011. During 2012 and 2011, we repaid debt in the aggregate amount of approximately $50.0 million and $82.1 million, respectively.

Loss on redemption of debt.    During the year ended December 31, 2012, we redeemed a portion of our 9.0 percent senior secured notes due 2017 (the "9 percent notes") for the aggregate principal amount of $50.0 million plus redemption and other costs, resulting in a loss of approximately $2.7 million. During the year ended December 31, 2011, we redeemed all of our 7.125 percent senior notes due 2013, our 9.5 percent senior notes due 2014 and our 10.75 percent senior subordinated notes due 2016 that remained outstanding for the aggregate principal amount of $82.1 million plus redemption and other costs, resulting in a loss of approximately $4.9 million.

Provision for (benefit from) income taxes.    The provision for income taxes was $57.2 million for the year ended December 31, 2012 compared to a benefit from income taxes of $4.2 million for the year ended December 31, 2011. The change in the provision for income taxes for the year ended December 31, 2012 as compared to the prior year resulted primarily from the increase in income for the year ended December 31, 2012 offset by the resolution of uncertain tax positions in 2012, primarily in Canada, that arose before the acquisition of Royal Group in October 2006.

Our effective income tax rates for the years ended December 31, 2012 and 2011 were positive 32.2 percent and negative 7.9 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to certain credits claimed against taxes and the favorable resolution of uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group, offset by the increase in the valuation allowance recorded against certain deferred tax assets in Canada. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the resolution of uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group, offset by the increase in the valuation allowance recorded against certain deferred tax assets in Canada.

Chlorovinyls Segment

Net Sales.    Net sales totaled $1,344.9 million for the year ended December 31, 2012 compared with net sales of $1,318.7 million for the year ended December 31, 2011. Net sales increased approximately 2 percent as a result of an increase in our overall sales prices of 2 percent on flat sales volume compared to the year ended December 31, 2011. Our overall sales price increase was primarily due to the increase in the sales price of caustic soda and vinyl compounds offset by a decrease in the vinyl resin sales price due to lower feedstocks costs. According to IHS, the caustic soda industry sales price increased 11 percent from 2011 to 2012. Our vinyl compounds sales prices increased approximately

4 percent from 2011 to 2012. Our overall chlorovinyls sales volume remained unchanged as an increase in vinyl resin export sales volume of 37 percent was offset by planned and unplanned outages at our Plaquemine, Louisiana facilities during the year ended December 31, 2012, which, in turn, was partially offset by reduced operating rates last year that were due to an unplanned chlor-alkali plant outage for maintenance and a resulting force majeure in our vinyl resin business, as well as, logistical issues due to the high water on the Mississippi River system. North American vinyl resin industry sales volume increased 6 percent as a result of an increase in domestic sales volume of 8 percent and export sales volume of 2 percent, according to statistics from PIPS made publicly available in January 2013.

Operating Income.    Operating income increased by $93.9 million to $237.2 million for the year ended December 31, 2012 from $143.3 million for the year ended December 31, 2011. This increase was primarily due to lower feedstock costs of $76.5 million in 2012 as compared to 2011, an increase in vinyl resins sales volume and the increase in the sales prices of caustic soda and vinyl compounds, partially offset by an increase in maintenance expense due to planned and unplanned outages at our Plaquemine, Louisiana facilities during 2012. The $17.4 million gain from the sale of our air separation unit in Plaquemine, Louisiana also contributed to the increase in operating income. Overall, our raw materials costs decreased 18 percent from 2011 to 2012, primarily in ethylene, chlorine and natural gas. IHS reported that industry prices for the year ended December 31, 2012 for our primary feedstocks ethylene, chlorine and natural gas decreased 5 percent, 20 percent and 30 percent, respectively, when compared to the year ended December 31, 2011. Our chlorovinyls operating rate was approximately 80 percent for both 2012 and 2011.

Building Products Segment

Net Sales.    Net sales totaled $876.6 million for the year ended December 31, 2012, a decrease of 1 percent compared to $883.9 million for the year ended December 31, 2011 (flat with prior year on a constant currency basis). The net sales decrease was a result of lower sales volume in the U.S., in part due to the closure of the fence product line in March 2012, partially offset by higher demand in Canada and the benefit of additional net sales in 2012 resulting from the acquisition of Exterior Portfolio in February 2011. On a constant currency basis and adjusting for the closure of the fence product line and the Exterior Portfolio acquisition, net sales for the year increased 1 percent while volume was flat with 2011. For the year ended December 31, 2012, our building products segment's geographical sales to the U.S. and Canada were 46 percent and 53 percent, respectively, which is consistent with the same period in 2011.

Operating Income.    Operating income of $18.4 million for the year ended December 31, 2012 increased by $10.9 million from operating income of $7.5 million for the year ended December 31, 2011. The improvement in operating income was driven by improved gross margin due to lower raw materials costs and restructuring charges being $10.4 million less than the prior year, partially offset by higher compensation and selling costs. Restructuring costs for the year ended December 31, 2012 were $0.7 million compared to $11.1 million for the year ended December 31, 2011. The 2011 costs included $8.3 million of asset impairment charges and $2.8 million in severance and other exit restructuring costs, primarily related to a restructuring plan we initiated in our Building Products segment (the "2011 Building Products Restructuring Plan"). This plan included (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three plants, two in the window and door profiles business and one in the pipe business. The year ended December 31, 2011 also included operating income of $0.6 million relating to a $3.6 million net reversal of a non-income tax reserve as the exposure was no longer probable, partially offset by acquisition costs and the fair value amortization of inventory of $3.0 million.

Aromatics Segment

Net Sales.    Net sales were $1,104.3 million for the year ended December 31, 2012, an increase of 8 percent when compared to $1,020.3 million for the year ended December 31, 2011. During the year ended December 31, 2012, sales volume increased 14 percent, partially offset by a 5 percent decrease in sales prices when compared to the year ended December 31, 2011. Our overall aromatics sales volume increased as a result of increases in the sales volume of cumene of 38 percent, partially offset by decreases in phenol and acetone sales volumes of approximately 18 percent. Our cumene sales volume increase was due to increased contract sales as well as some opportunistic spot sales. Our phenol and acetone sales volume decrease was due to decreased phenol export sales due to weaker demand in Asia during 2012. Our overall average sales price decreased as a result of a 4 percent reduction in the price of cumene, partially offset by a 1 percent increase in the price of phenol and acetone. The overall sales price decreases reflect lower costs for the feedstock propylene when comparing 2011 to 2012.

Operating Income.    Operating income increased by $54.2 million to $64.6 million for the year ended December 31, 2012 from $10.4 million for the year ended December 31, 2011. This increase in operating income when comparing 2011 to 2012 was due primarily to a decrease in our raw materials costs and an increase in cumene sales volume that more than offset sales price decreases for some of our aromatics products and a decrease in phenol and acetone sales volumes. In addition, IHS reported industry price increases throughout 2012 for the feedstocks benzene and propylene of 64 percent and 26 percent, respectively. As a result of the increase in feedstocks costs during 2012, industry sales prices also increased by 39 percent for phenol and acetone and 47 percent for cumene, according to IHS. This increase in raw materials costs throughout 2012 resulted in $16.3 million of inventory holding gains. Conversely, IHS reported industry price decreases during 2011 for the feedstocks benzene and propylene of 9 percent and 23 percent, respectively. These price decreases and our inventory levels resulted in $9.2 million of inventory holding losses during 2011.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Consolidated Results

Net Sales.    For the year ended December 31, 2011, net sales totaled $3,222.9 million, an increase of 14 percent compared to $2,818.0 million for the year ended December 31, 2010. The net sales increase was primarily a result of an increase in our overall average sales price of 17 percent (or 16 percent on a constant currency basis) offset partially by a decrease in our sales volume of 2 percent. Our overall sales price increase was primarily a result of increases in the prices of all of our chlorovinyls products and aromatics products and a favorable Canadian dollar currency impact. The sales price increases reflect higher cost for all of our raw materials and tighter supply as a result of global industry operating issues. Our overall sales volume was impacted by an increase in domestic contract sales, additional sales from the Exterior Portfolio acquisition in February 2011, opportunistic export sales and strong phenol and acetone products sales, offset partially by unplanned outages at our Plaquemine facilities during the year and logistical issues during the second quarter of 2011 due to high water on the Mississippi River system.

Gross Margin.    Total gross margin percentage decreased slightly to 9 percent of sales for the year ended December 31, 2011 from 10 percent of sales for the year ended December 31, 2010. This change in gross margin percentage was primarily a result of a margin expansion in our chlorovinyls segment from higher sales prices due to industry operating issues in the U.S. and Asia being more than offset by lower aromatics margins due to not being able to adequately recover prices paid for previously purchased raw materials in a decreasing sales price environment. The total gross margin amount increased by $28.9 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010 primarily due to our chlorovinyls segment's margin expansion, our building products segment's Exterior Portfolio acquisition and a favorable Canadian dollar currency impact offset partially by our aromatics segment's lower margin. Our sales price increases more than offset an increase in our raw materials costs. Our primary raw materials and natural gas costs in our chlorovinyls and aromatics segments normally track industry prices. IHS reported a price increase of 18 percent for benzene, 35 percent for propylene, 22 percent for ethylene and 2 percent for chlorine from 2010 to 2011 and a price decrease of 7 percent for natural gas over the same period.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses totaled $168.2 million for the year ended December 31, 2011, a 5 percent increase from the $160.0 million for the year ended December 31, 2010. This selling, general and administrative expense increase of $8.2 million is primarily due to: (i) $13.4 million of additional selling, general and administrative expenses in our building products segment related to the Exterior Portfolio acquisition; (ii) $3.2 million of stock compensation expense increase related to May 2011 equity awards; and (iii) $2.3 million in unfavorable currency impact on our costs in Canada resulting from the strengthening of the Canadian dollar against the U.S. dollar, offset by: (iv) the favorable impact of a $4.4 million non-income tax reserve that was returned to income, primarily in our building products segment during the first quarter of 2011 as the tax exposure was no longer probable; and (v) a decrease in salaries and wages of $6.6 million for 2011 primarily due to lower performance based compensation as compared to 2010.

Long-lived asset impairment charges.    For the year ended December 31, 2011 we incurred $8.3 million of asset impairment charges which were primarily related to the 2011 Building Products Restructuring Plan.

Transaction related cost, restructuring and other, net.    Restructuring expense in the year ended December 31, 2011 of $3.3 million in severance and other exit costs, was primarily related to the 2011 Building Products Restructuring Plan. For the year ended December 31, 2010, there were no material restructuring costs.

Loss on redemption and other debt costs.    On April 4, 2011, we redeemed all of our 7.125 percent senior notes due 2013 and 9.5 percent senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million plus redemption cost. On October 20, 2011, we redeemed all of our 10.75 percent senior subordinated notes due 2016 that remained outstanding for the aggregate principal amount of $44.1 million plus early redemption cost. In December 2011, we repaid in full our note payable for $18.0 million. Total loss on extinguishment of debt and other debt cost in 2011 was $4.9 million and there was no similar loss incurred in the 2010 period.

Interest Expense, net.    Interest expense, net, decreased to $65.4 million for the year ended December 31, 2011 from $69.5 million for the year ended December 31, 2010. This decrease in interest expense, net, of $4.1 million was primarily attributable to lower interest rates during the year ended December 31, 2011 compared to the prior year as well as the early redemption in 2011 of all outstanding aggregate principle amounts of our 7.125 percent senior notes due 2013, 9.5 percent senior notes due 2014 and our 10.75 percent senior subordinated notes due 2016.

Provision for (benefit from) income taxes.    The benefit from income taxes was $4.2 million for the year ended December 31, 2011 compared to a provision for income taxes of $1.3 million for the year ended December 31, 2010. The change in the provision for income taxes resulted primarily from the resolution of uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group in October 2006, offset by the increase in income for the year ended December 31, 2011 as compared to the prior year. Our effective income tax rates for the year ended December 31, 2011 and 2010 were negative 7.9 percent and positive 2.9 percent, respectively. The difference in the effective tax rate as compared to the U.S. statutory federal income tax rate in 2011 was primarily due to the release of a valuation allowance that resulted from the use of Canadian net operating losses and a tax benefit from the favorable resolution of $13.9 million of various uncertain tax positions primarily related to pre Royal Group acquisition tax positions. The difference in the effective tax rate as compared to the U.S.

statutory federal income tax rate in 2010 was primarily due to the resolution of uncertain tax positions, primarily in Canada, that arose before the acquisition of Royal Group and the release of a portion of the valuation allowance recorded against certain deferred tax assets in Canada.

Chlorovinyls Segment

Net Sales.    Net sales totaled $1,318.7 million for the year ended December 31, 2011, an increase of 8 percent compared with net sales of $1,224.7 million for the same period in 2010. The net sales increase was a result of an increase in our overall average sales price of 16 percent, offset partially by a decrease in sales volume of 7 percent as compared to the year ended December 31, 2010. Our overall average sales prices increased primarily due to the increase in the price of caustic soda, vinyl resin and compound products. According to IHS, the caustic soda industry sales price increased 50 percent from 2010 to 2011. The caustic soda sales price increase was primarily attributable to global supply issues and to an increase in industrial demand. Our overall chlorovinyls sales volume decrease of 7 percent for the year ended December 31, 2011, as compared to the prior year, was due to a decrease in opportunistic spot export sales that, in turn, resulted from inadequate margins on such sales and unplanned outages at our Plaquemine, Louisiana facilities during 2011, as well as logistical issues during the second quarter of 2011 due to high water on the Mississippi River system. Our domestic vinyl resin and compound sales volume increased 10 percent and 7 percent, respectively. North American vinyl resin industry sales volume increased 3 percent from 2010 to 2011 as a result of an increase in exports of 16 percent partially offset by a decrease in domestic sales volume of 4 percent, according to statistics from PIPS issued in December 2011.

Operating Income.    Operating income increased by $29.0 million to $143.3 million for the year ended December 31, 2011 from $114.3 million for the year ended December 31, 2010. This operating income increase was due to an increase in caustic soda, vinyl resin and vinyl compounds sales prices, increased North American vinyl resins sales volumes and lower natural gas costs, all of which were partially offset by increased raw materials costs and a decrease in export sales. Overall raw materials costs increased 13 percent compared to the year ended December 31, 2010, primarily as a result of increases in ethylene and compound additives costs. IHS reported that industry prices of our primary feedstocks ethylene and chlorine increased 22 percent and 2 percent, respectively, from 2010 to 2011. Our chlorovinyls operating rate was approximately 80 percent for 2011 and 81 percent for 2010.

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

Operating Income.    Operating income of $7.5 million for the year ended December 31, 2011 decreased by $7.1 million from operating income of $14.6 million for the year ended December 31, 2010, which includes $11.1 million of restructuring and asset impairment charges in 2011. Excluding the impact of the restructuring and asset impairment charges our operating income improved by $4.0 million to an operating income of $18.6 million for the year ended December 31, 2011. Gross margin increased and gross margin percentage improved as a result of the addition of Exterior Portfolio. This increase in operating income was driven by a $4.4 million net reversal of a non-income tax reserve, as the exposure was no longer probable, and by lower administration labor costs and a small improvement in conversion costs, partially offset by higher selling costs driven by customer promotions. The year ended December 31, 2010 included income from the reversal of non-income tax related items of $2.1 million. Restructuring costs of $11.1 million in the year ended December 31, 2011 included $8.3 million of asset impairment charges and $2.8 million in severance and other exit restructuring costs, which was primarily related to the 2011 Building Products Restructuring Plan. This plan included (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three plants, two in the window and door profiles business and one in the pipe business. For the year ended December 31, 2010, there were no material restructuring costs.

Aromatics Segment

Net Sales.    Net sales were $1,020.3 million for the year ended December 31, 2011, an increase of 28 percent compared to $799.7 million for the year ended December 31, 2010. The net sales increase was primarily a result of an increase in our overall average sales price of 23 percent and sales volume of 4 percent as compared to the year ended December 31, 2010. Our overall average sales price increased as a result of an increase in the prices of cumene of 27 percent and phenol and acetone of 18 percent. The sales price increases reflect higher costs for the feedstocks benzene and propylene. IHS reported that industry prices of our primary feedstocks benzene and propylene increased 18 percent and 35 percent, respectively, from 2010 to 2011. Our overall aromatics sales volumes increased as a result of increases in the sales volumes of phenol and acetone of 26 percent, which was offset partially by a decrease in cumene sales volume of 9 percent. Our aromatics sales volume increases were due to strong phenol demand in North America and Asia as well as a tighter supply due to industry operating issues in the U.S.

Operating Income.    Operating income decreased to $10.4 million for the year ended December 31, 2011 from $23.3 million for the year ended December 31, 2010. This decrease in operating income of $12.9 million was due primarily to not being able to adequately recover previously purchased raw materials costs in a decreasing sales price environment due to the time lag between the purchase of raw materials and the sale of the related finished goods. IHS reported industry price decreases during 2011 for the feedstocks benzene and propylene of 9 percent and 23 percent, respectively. As a result of the decrease in feedstocks costs during 2011, industry sales prices also decreased by 10 percent for phenol, 4 percent for acetone and 11 percent for cumene, according to IHS. This decline in raw materials costs resulted in $9.2 million of inventory holding losses during 2011. Conversely, IHS reported industry price increases during 2010 for the feedstocks benzene and propylene of 10 percent and 8 percent, respectively, which allowed most producers to more than recover previously purchased raw materials costs in an increasing sales price environment. Our aromatics operating rate increased from 71 percent for the year ended December 31, 2010 to approximately 75 percent for the year ended December 31, 2011.

Liquidity and Capital Resources

Operating Activities.    Cash flows provided by operating activities were $231.2 million, $187.4 million and $183.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash flow provided by operating activities during these years was primarily due to the improvements in operating results and more focus on working capital efficiencies.

At December 31, 2012, we had $200.3 million in cash and cash equivalents of which approximately $68.7 million was held outside the United States and for which there are no significant restrictions or cost for us to access or bring into the United States.

We expect to incur significant, one-time costs in connection with the Transactions, including approximately: (i) $25 to $30 million of advisory, legal, accounting and other professional fees related to the Transactions; (ii) $30 to $40 million of financing related fees; and (iii) $55 million in transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, that management believes are necessary to realize approximately $115.0 million of annualized cost synergies within two years from the consummation of the Transactions. No assurances of the timing or amount of synergies able to be realized or the costs necessary to achieve those synergies, can be provided.

Net working capital at December 31, 2012 was $488.3 million as compared to $384.7 million at the previous year end. The increase of $103.6 million in working capital at December 31, 2012, as compared to December 31, 2011, includes an increase in cash and cash equivalents of $111.7 million and an increase in receivables of $58.1 million, partly offset by an increase in accounts payable of $43.0 million and an increase in accrued compensation of $25.0 million.

Our retirement of $85.1 million of debt, including early retirement premiums, in 2011 combined with lower average outstanding balances on our Prior ABL Revolver during 2012, contributed to lower interest expense in 2012 compared to 2011 and 2010. The interest expense for the fiscal years ended December 31, 2012, 2011 and 2010 was $57.5 million, $65.6 million and $69.8 million, respectively. We expect interest expense to increase to approximately $70 million in 2013 primarily as a result of the debt incurred in connection with the Transactions, offset by decreases in the interest rates payable on our outstanding debt.

During 2011, we experienced a reduction in working capital of $15.7 million, which included a reduction of cash and cash equivalents of $34.2 million, a reduction of receivables of $10.9 million and an increase of accounts payable of $35.5 million. These 2011 reductions were significantly offset by an increase in inventories of $26.3 million, the reduction of the current portion of long-term debt by $22.1 million and the reduction of accrued compensation of $18.6 million.

In 2010, positive cash flows from operating activities were favorably affected by a $114.8 million improvement in operating results and an improvement in net working capital. Net working capital increased by $59.7 million for the year ended December 31, 2010 as compared to the prior year. This increase was largely represented by an increase of $84.0 million due to increased cash generated from operations, offset by increases in compensation accrual and interest payable of $22.3 million and $19.7 million, respectively; and decreases in income taxes receivable, prepaid expenses and the current portion of long term debt of $29.4 million, $7.4 million and $6.1 million, respectively. The increased working capital amounts during 2010 were due to significantly higher sales levels throughout the year and higher raw materials prices.

Investing Activities.    Cash used in investing activities was $56.7 million, $136.5 million and $44.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, we had capital investments of $80.3 million, offset by proceeds of $23.6 million from the sale of assets, primarily related to the sale of our air separation unit at our Plaquemine, Louisiana facility.

Cash used for investing activities in 2011 includes our February 9, 2011 purchase of Exterior Portfolio for a net purchase price of approximately $71.4 million. In addition to the acquisition, we also used $66.4 million for capital expenditures in 2011, which was $20.7 million more than the amount spent in 2010.

For the year ended December 31, 2010, cash used in investing activities was $44.7 million for capital expenditures.

We incurred maintenance expense for our production facilities of $157.3 million, $146.3 million and $137.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Financing Activities.    Cash used in financing activities was $63.8 million, $85.7 million and $55.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, cash used in financing activities primarily consisted of the early retirement of $50.0 million principal amount of our 9 percent notes, plus early redemption fees and $8.3 million related to our reinstatement of paying dividends on outstanding common stock in the aggregate amount of $0.24 per share during 2012.

At December 31, 2012, our outstanding debt consisted of $448.1 million principal amount of 9 percent notes due 2017. We also had lease financing obligations of $112.3 million due to a 2007 sale and lease-back transaction. Our future minimum lease payments on the lease financing obligation consists of approximately $7.8 million in 2013, $7.8 million in 2014, $8.1 million in 2015, $8.2 million in 2016, $2.0 million in 2017 and no obligations thereafter, for a total of approximately $33.9 million. These amounts do not represent an obligation to repay the lease financing obligation of $112.3 million. The change in future minimum lease payments from the December 31, 2011 balance is due to the change in the Canadian dollar exchange rate for the year ended December 31, 2012. At December 31, 2012, under the Prior ABL Revolver, we had a maximum borrowing capacity of $300.0 million and remaining availability of $288.5 million, net of $11.5 million in outstanding letters of credit and no current borrowings. Borrowings under the Prior ABL Revolver, if any, were at variable interest rates. At December 31, 2012, we had no short term borrowings.

(In millions, except percentages)	As of and for the quarter ended December 31, 2012	As of and for the year ended December 31, 2012	As of and for the year ended December 31, 2011	As of and for the year ended December 31, 2010
Short-term borrowings from banks:
Outstanding amount at period ending	$-	$-	$-	$-
Weighted average interest rate at period ending (1)	-%	-%	-%	-%
Average daily amount outstanding for the period	$-	$3.9	$48.8	$54.3
Weighted average daily interest rate for the period	-%	4.8%	4.3%	5.1%
Maximum month end amount outstanding during the period	$-	$29.0	$110.7	$117.7

(1)
As of the 2012 year end, the applicable rate for future borrowings would have been 2.8 to 4.8 percent under the Prior ABL Revolver and 1.8 percent to 3.8 percent under the New ABL Revolver. As of the 2011 year end, the rate would have been 3.1 to 4.8 percent under the Prior ABL Revolver, and as of the 2010 year end, the rate would have been 3.6 to 5.5 percent under the Prior ABL Revolver.

On January 28, 2013, we refinanced the Prior ABL Revolver with the New ABL Revolver entered into with a syndicate of banks led by General Electric Capital Corporation, pursuant to an amended and restated credit agreement (the "ABL Credit Agreement"). Among other things, the New ABL Revolver (i) increases our revolver availability from $300.0 million to $500.0 million, subject to applicable borrowing base limitations and certain other conditions; and (ii) includes a $200.0 million sub-facility for borrowings by our Canadian subsidiaries, a $200.0 million sub-facility for letters of credit and, subject to lender commitments, a $200.0 million "accordion" feature that permits us to increase the size of the facility. The New ABL Revolver provides for revolving credit including letters of credit through January 2018, subject to borrowing base availability and certain other conditions. The borrowing base is determined on a monthly basis and is equal to specified percentages of our eligible accounts receivable, inventories and reserves reasonably determined by the collateral agents. Interest on the New ABL Revolver is variable at a rate per annum, at our option, based on a rate equal to either (i) the higher of certain U.S. or Canadian index rates, as applicable; or (ii) the three-month London Interbank Offered Rate ("LIBOR"), plus an applicable margin based on, among other things, our utilization under the New ABL Revolver. Under our New ABL Revolver, we had a maximum borrowing capacity of $500.0 million and, as of January 31, 2013, a remaining availability of $432.5 million, with $11.5 million in outstanding letters of credit and $33.0 million in outstanding borrowings.

Borrowings under the New ABL Revolver, if any, are at variable interest rates and, at January 31, 2013, outstanding borrowings under the New ABL Revolver bore interest at an effective interest rate of 3.75 percent per annum. Our short term borrowings are expected to consist of amounts outstanding under our New ABL Revolver.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our New ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. We have no required payments of principal on our debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our New ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to further reduce our debt by repaying the Term Facility or amounts outstanding under our New ABL Revolver.

During fiscal 2011, cash used in financing activities primarily consisted of the use of $85.1 million for the early redemption and repayment of debt, including: (i) the redemption in April 2011 of all of our 7.125 percent senior notes due 2013 and 9.5 percent senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million; and (ii) the redemption in October 2011 of all of our 10.75 percent senior subordinated notes due 2016 for the aggregate principal amount of $44.1 million, including early redemption cost. The redemption of these notes required payments on original issuance discounts and retirement premiums that are included in the $4.9 million loss on redemption and other debt cost. During December 2011, we repaid in full our other note payable for $18.0 million. We also used $2.0 million of cash primarily for the modification of the Prior ABL Revolver to remove the $15.0 million block on availability and to extend the maturity of the Prior ABL Revolver until 2016.

Cash used in financing activities for the year ended December 31, 2010 was $55.7 million, an increase of $26.6 million from the previous year, primarily related to the $56.4 million full repayment of the 2009 borrowings under the Prior ABL Revolver. Our ability to fully repay borrowings under the Prior ABL Revolver in 2010 was due to our improved cash flow in 2010.

Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of December 31, 2012, were as follows:

(In millions)	Total	2013	2014	2015	2016	2017	2018 and thereafter
Contractual obligations:
Purchase obligations	$1,750	$1,062	$557	$43	$9	$11	$68
Long-term debt—principal	450	-	-	-	-	450	-
Long-term debt—interest	166	41	41	41	41	2	-
Lease financing obligations	34	8	8	8	8	2	-
Operating lease obligations	63	19	16	12	8	6	2
Expected pension contributions	45	-	4	9	9	9	14
Asset retirement obligation	11	-	-	-	-	-	11

Total	$2,519	$1,130	$626	$113	$75	$480	$95

For information about additional long-term debt incurred in connection with and following the consummation of the Transactions and the repurchase and redemption of the 9 percent notes, see "—Long-Term Debt" below.

Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of December 31, 2012. These amounts do not include the following purchase obligations related to the Merged Business:

  •
  Amounts representing the commitment of Merged Business to purchase electricity and steam from RS Cogen, an entity in which we own a 50 percent interest as a result of the Transactions. The amount of these total commitments of the Merged Business to RS Cogen over the periods set forth above was approximately $234 million as of December 31, 2012.

  •
  Unconditional purchase commitments, such as principally take-or-pay obligations related to the purchase of certain materials, including industrial gases, natural gas, coal and electricity, consistent with customary industry practices. The amount of these total commitments of the Merged Business over the periods set forth above was approximately $68 million as of December 31, 2012.

Long-Term Debt.    Long-term debt includes principal and interest payments based upon our interest rates as of December 31, 2012. Long-term debt obligations are listed based on when they are contractually due. These amounts do not include additional long-term debt incurred in connection with and following the consummation of the Transactions. Specifically, in connection with the Transactions, we incurred additional long-term debt as described below:

  •
  Splitco issued $688.0 million in aggregate principal amount of 4.625 percent senior notes due 2021. The Splitco Notes were initially issued by Splitco to PPG in the Special Distribution as partial consideration for Splitco's acquisition of the Merged Business from PPG. PPG then transferred the Splitco Notes to certain financial institutions in satisfaction of existing debt obligations of PPG held by those financial institutions. Splitco did not receive any net proceeds from the sale of the Splitco Notes. The Splitco Notes bear interest at a rate of 4.625 percent per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. Interest accrues from January 30, 2013. The Splitco Notes mature on February 15, 2021. The Splitco Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and each of our existing and future domestic subsidiaries, other than Splitco and certain excluded subsidiaries.

  •
  Splitco entered into the Term Facility in order to finance the cash portion of the Special Distribution and the net working capital adjustment as required by the Merger Agreement. Splitco has the option to repay amounts outstanding under the Term Facility within 45 days after January 28, 2013, or at any time thereafter prior to its maturity date. Borrowings under the Term Facility mature in January 2017. Obligations under the Term Facility are unconditionally guaranteed by each of Splitco's existing and subsequently acquired or organized direct or indirect domestic subsidiaries and by us and each of our existing and subsequently acquired subsidiaries that guarantee any of our other indebtedness. The obligations under the Term Facility are secured by all assets of Splitco and the guarantors that secured the obligations in respect of our 9 percent notes. Outstanding borrowings under the Term Facility currently bear interest at an effective rate of 3.75 percent per annum.

In addition, on February 1, 2013, we issued $450.0 million in aggregate principal amount of 4.875 percent senior notes due 2023. The senior notes bear interest at a rate of 4.875 percent per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. Interest accrues from February 1, 2013. The Senior Notes mature on May 15, 2023. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

On January 17, 2013, we announced an offer to purchase (the "Tender Offer") any and all of our outstanding $450.0 million principal amount of 9 percent notes and a consent solicitation with respect to proposed amendments to the indenture governing the 9 percent notes. On February 1, 2013 and February 15, 2013, we accepted in the Tender Offer $444.5 million and $2.3 million, respectively, in aggregate principal amount of outstanding 9 percent notes that were validly tendered and not validly withdrawn at or prior to the applicable tender deadlines. We used the net proceeds from the sale of the Senior Notes, together with cash on hand, to repurchase the 9 percent notes that were tendered in the Tender Offer for an aggregate tender price of $502.3 million, including a make whole payment of $55.4 million. We also entered into a supplemental indenture to the indenture governing the 9 percent notes with the trustee thereunder following receipt of consents of the requisite holders of the 9 percent notes, which removed substantially all of the restrictive covenants and certain events of default and other provisions in the indenture governing the 9 percent notes. In addition, on February 1, 2013, we delivered an irrevocable notice of redemption with respect to all 9 percent notes that remain outstanding following the expiration of the Tender Offer and the purchase of all 9 percent notes validly tendered. Pursuant to the redemption notice and the terms of the indenture governing the 9 percent notes, we will redeem the 9 percent notes that remain outstanding on or before March 4, 2013. Following such redemption, our payment obligations under the indenture governing the 9 percent notes will be terminated.

For additional information regarding long-term debt incurred in connection with the Transactions and the subsequent refinancing transactions, see Note 2 to the Notes to the Consolidated Financial Statements included in Item 8.

Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2018. We did not have significant capital lease obligations as of December 31, 2012. Amounts do not include approximately $34 million of operating leases representing the minimum rental commitments of the Merged Business under non-cancellable operating leases with varying maturities through 2018.

Expected Pension Contributions and Post-Retirement Benefit Obligations.    Pension funding represents the projected minimum required contributions as of December 31, 2012 based on current assumptions for the Axiall Corporation Retirement Plan in accordance with the Employee Retirement Income Security Act. Contributions for the U.S. Supplemental Executive Retirement Agreements are also included. These amounts do not include substantial tax-qualified and non-tax-qualified pension obligations we will assume related to employees and retirees of the Merged Business.

As a result of the Transactions, we will assume substantial tax-qualified and non-tax-qualified pension obligations related to employees and retirees of the Merged Business. In connection therewith, the legally required level of pension assets will be transferred from the tax-qualified PPG pension plans to the new pension plans to be established by us in respect of those liabilities. In addition to the standard minimum funding requirements, the Pension Act (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires companies with tax-qualified defined benefit pension plans to make contributions to such plans as frequently as quarterly in order to meet the "funding target" for such plans, as defined in the Pension Act.

The accounting for the Transactions, including the allocation of the purchase price to acquired assets and liabilities, is not yet complete given the limited amount of time since the Closing Date. The preliminary estimated fair value of pension investment assets related to the Merged Business and assumed by us upon the consummation of the Transactions was $476 million as of January 28, 2013. As of the same date, our estimated preliminary projected benefit obligation with respect to these assets was $543 million. The unfunded status of the U.S. and Canadian pension obligations assumed by us calculated on a projected benefit obligation basis as of January 28, 2013, was approximately $67 million. The unfunded other post-retirement benefit obligations assumed by us as of January 28, 2013, were approximately $182 million. We estimate that we will fund approximately $20 million to $30 million to the assumed pension and other post-retirement benefit plans for the year ended December 31, 2013.

Weighted average discount rates for the January 28, 2013 transfer are estimated to be 4.15% and 4.35%respectively for pension and other post-retirement benefits and the weighted average initial health care trend rates are assumed to be 6.64% declining to 4.50% over 11 years. A 25 basis point increase to the January discount rates assumed at close would decrease the estimated benefit obligations for the U.S. and Canadian pension and post-retirement plans transferred from PPG by $23 million, whereas a 25 basis point decrease would increase the estimated benefit obligations by $24 million. If the assumed health care trend rates were 1% lower or 1% higher the estimated post-retirement benefit obligations for the transferred U.S. and Canadian post-retirement plans would decrease the obligations by $18 million or increase them by $23 million.

Given the amount of pension assets transferred from the tax-qualified PPG pension plans to the new pension plans to be established by us, and subject to the foregoing variables and the uncertainties associated therewith, it is possible that we could be required to make substantial contributions in future years to the new pension plans. These contributions could restrict available cash for our operations, capital expenditures and other requirements and may materially adversely affect our financial condition and liquidity. In addition, the nonqualified pension liabilities to be assumed by us are unfunded and no assets will be transferred by PPG to us in respect of these liabilities. These obligations will require annual funding that could restrict cash available to us for other purposes.

Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Asset Retirement Obligation.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the table above represents the undiscounted estimated cost to retire such assets. Amounts do not include approximately $27.8 million representing a legal obligation of the Merged Business associated with the retirement of a tangible long-lived asset that was incurred upon the acquisition, construction, development or normal operation of that long-lived asset.

Uncertain Income Tax Positions.    We have recognized a liability for our unrecognized uncertain income tax positions of approximately $23.5 million as of December 31, 2012. We do not believe we are likely to pay any amounts during the year ended December 31, 2013. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.

Outlook

We believe that we are well positioned to take advantage of a number of macro-economic and industry trends. We expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will persist for many years and continue to provide a competitive cost advantage to us. We expect this advantage to allow consistent access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, a sustainable recovery of the U.S. housing market, both in terms of starts and renovation activity, seems to have begun. We believe this should drive building products volumes higher. We expect the combination of these factors to increase vinyl demand. As a result, we expect operating rates and margins to move higher for North American producers. Margins have typically improved as the industry operating rates start to exceed the 90% level in vinyl on a more regular basis. We expect chlorine and caustic demand growth over the next few years to offset any net new capacity added in North America. This balance, combined with the natural gas cost advantage, should support healthy margins for our North American operations.

Inflation

The most significant component of our cost of sales is raw materials, which include basic oil-based commodities and natural gas or derivatives thereof. The costs of raw materials and natural gas are based primarily on market forces and have not been significantly affected by inflation. Inflation has not had a material impact on our sales or income from operations.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, which amends ASC topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards ("IFRS"). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within Level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted. Implementation of this standard was effective in the first fiscal year beginning after December 15, 2011. The implementation of this standard did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends ASC topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities will no longer be allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This amendment also required the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. However in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. During the deferral period, companies are required to report reclassifications out of accumulated other comprehensive income ("AOCI") either on the face of the financial statements or in the notes to the financial statements. Also during this deferral period, companies will not be required to separately present or disclose the reclassification adjustments in net income. As discussed below, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as an amendment to this standard in February 2013. All other requirements in ASU 2011-5 are not affected by ASU 2011-12. Early adoption of ASU 2011-5 is permitted. The implementation of this standard did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 which amends ASC Topic 210, an amendment to ASC topic 220. This amendment requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Implementation of this standard will be required for reporting periods beginning after December 15, 2012. Implementation of this standard did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, which amends ASC Topic 210, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The objective of this amendment is to provide enhanced disclosures that will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of this update. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210 or ASC 815; or (ii) subject to an enforceable master netting arrangement or similar agreement. Implementation of this standard is required for fiscal years beginning on or after January 1, 2013. We are currently evaluating the amendment, but do not expect implementation to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope and Disclosures about Offsetting Assets and Liabilities, which amends ASC Topic 210. The disclosures required by the amendments are the result of a joint project between the FASB and the International Accounting Standards Board ("IASB"). The main objective in developing the amendments is to address implementation issues about the scope of ASU 2011-11, to provide more clarity about offsetting assets and liabilities, reduce diversity in application and provide users of financial information more comparability as it relates to certain reconciling differences between financial statements prepared in accordance with GAAP and those financial statements prepared under IFRS. The amendments clarify that the scope of the disclosures under GAAP is limited to include derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Implementation of this standard is required for fiscal years beginning on or after January 1, 2013. We are currently evaluating the amendment, but do not expect implementation to have a material impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are important to our financial condition and require management's most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the accompanying consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for a complete listing of our significant accounting policies. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.

Valuation of Long-Lived Assets.    Our long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and assumptions for operational performance of our businesses. The assumptions used to estimate our future undiscounted cash flows are predominately identified from our financial forecasts. The actual impairment charge incurred could vary significantly from amounts that we estimate. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired.

During 2012 and 2011, we had long-lived asset impairments charges, net, totaling a $0.8 million recovery and a $8.3 million charge, respectively. The 2011 charge related to the further consolidation of manufacturing plants in our window and door profiles and pipe businesses and the closure of a manufacturing facility in Milford, Indiana. The 2012 recovery is related to the final sale of property and equipment associated with the closure of the Milford, Indiana facility. There were no long-lived asset impairments charges during 2010.

Valuation of Goodwill and Other Intangible Assets.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. Other identifiable intangible assets include but are not limited to, customer lists, trade names and technology that are identified during acquisitions. Our carrying value of our goodwill and indefinite lived intangible assets are tested for impairment annually on October 1 and at other interim periods if an event occurs or circumstances change that would indicate the carrying amounts could be impaired. Indicators of impairment that would give rise to interim testing include, but are not limited to significant declines in the markets and industries which buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization.

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

Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. A change in any of these assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill, not currently impaired, may become impaired in the future.

We have two segments that contain reporting units with goodwill and intangible assets. The chlorovinyls segment includes goodwill in our compound reporting unit and the building products segment includes goodwill primarily from our window and door profiles and siding reporting units. Based on the results of our evaluation in connection with our annual goodwill impairment test as of our measurement date, October 1, 2012, we did not record an impairment charge to goodwill in 2012. The estimated fair value of our compound and siding reporting units exceeds the carrying value by more than 10 percent. Our window and door reporting unit's fair value also exceeded its carrying value by more than 10 percent. Its future earnings are significantly influenced by a recovery in the North American housing and industrial construction markets. Based on our sensitivity analysis, a 10 percent decrease in our annual earnings before interest and tax margin assumption or a greater than 10 percent decrease in our terminal multiple assumption used in our cash flow models for our window and door reporting unit could result in the carrying value exceeding the fair value. This would require us to perform step two of the impairment testing. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 for further details of the 2012 goodwill and other intangible asset impairment test. We did not have any impairment to our goodwill and other intangible assets in 2012, 2011 or 2010.

Environmental and Legal Accruals.    In our determination of the estimates relating to ongoing environmental costs and legal proceedings (see Note 10 of the Notes to Consolidated Financial Statements included in Item 8), we consult with our advisors (consultants, engineers and attorneys). Such consultation provides us with the information on which we base our judgments on these matters and under which we accrue an expense when it has been determined that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available to us, the actual outcomes could differ from our estimates. To the extent that actual outcomes differ from our estimates by 10 percent prior to the consummation of the Transactions, our net income would be higher or lower by approximately $1.2 million, on an after-tax basis.

Pension Liabilities.    Accounting for employee retirement plans involves estimating the cost of benefits that are to be provided in the future and attempting to match, for each employee, that estimated cost to the period worked. To accomplish this, we make assumptions about discount rates, expected long-term rates of return on plan assets, salary increases, employee turnover and mortality rates, among others. We reevaluate all assumptions annually with our independent actuaries taking into consideration existing and forecasted economic conditions and our investment policy and strategy with regard to managing the plans. We believe our estimates, the most significant of which are stated below, to be reasonable.

The discount rate reflects the rate at which pension benefit obligations could be effectively settled. We determined our discount rate by matching the expected cash flows of our pension obligations to a yield curve generated from a broad portfolio of high-quality fixed rate debt instruments. The discount rate assumption used for determining annual pension expense for our U.S. pension plans in 2012 was 5.0 percent. At December 31, 2012, this rate was 4.0 percent for determining 2013 annual pension expense for our U.S. pension plans. A 25 basis point increase or decrease in this discount rate would immaterially decrease or increase our annual pre-tax pension expense for our U.S. pension plans for the year ended December 31, 2012. In addition to the expense, prior to the consummation of the Transactions, a 25 basis point increase in our discount rate would decrease our year-end benefit obligations by $5.3 million, whereas a 25 basis point decrease would increase our year-end benefit obligations by $5.6 million for our U.S. pension plans.

The expected long-term rate of return on plan assets assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Our weighted average asset allocation as of December 31, 2012, is 68.0 percent equity securities, 20.0 percent debt securities, 1.0 percent real estate and 11.0 percent other. Assumed projected rates of return for each of the plan's projected asset classes were selected by us after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. The expected long-term rate of return assumption used for determining annual pension expense for 2012 was 8.3 percent for our U.S. pension plans. At December 31, 2012, this rate was 8.3 percent for determining 2013 annual pension expense for our U.S. pension plans. Prior to the consummation of the Transactions, a 25 basis point increase or decrease in the long-term rate of return on plan assets assumption would decrease or increase our annual pre-tax pension expense by $0.3 million for our U.S. pension plans.

Stock-Based Compensation.    All share-based payments to employees and non-employee directors, including grants of stock options, restricted and deferred stock units, restricted stock and employee stock purchase rights are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each share-based payment award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock -based payment awards subject primarily to service vesting criteria. We also use Monte Carlo simulation models to estimate the fair value of certain performance share-based payment awards. The fair values generated by these models may not be indicative of the actual fair values of our awards as models do not consider certain factors important to our awards, such as continued employment, periodic vesting requirements and limited transferability. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes and Monte Carlo models is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock, as we believe that historical volatility is more representative than implied volatility. The expected life of the awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on our historical dividend yield and expectation of future dividend payouts. The fair value of our restricted and deferred stock units and restricted stock are based on the fair market value of our stock on the date of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value our awards on a quarterly basis. If factors change and we employ different assumptions, stock- based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2012 and 2011, we had a net deferred tax liability balance of $152.6 million and $162.7 million, respectively. Our net deferred tax liability includes a valuation allowance against certain deferred tax assets of $105.3 million and $101.3 million at December 31, 2012 and 2011, respectively.

In evaluating the ability to realize our deferred tax assets we rely on forecasted taxable income using historical and projected future operating results and the reversal of existing temporary differences. At December 31, 2012 and 2011, we had deferred tax assets for state tax credit carryforwards of $14.2 million and $15.8 million, respectively, which carryforward indefinitely. We believe we will achieve taxable income in the related jurisdictions in order to realize the deferred tax assets for state tax credit carryforwards. In addition, at December 31, 2012 we had deferred tax assets for net operating loss carryforwards in the United States and Canada of $1.6 million and $2.6 million, respectively, of which we have a $3.8 million valuation allowance to record these deferred tax assets related to net operating losses at their estimated realizable values.

Our valuation allowance is primarily attributable to certain deferred tax assets. We increased the valuation allowance attributable to certain Canadian deferred tax assets by $0.6 million in 2012 due mainly to an increase in investment tax credits in the relevant Canadian entities. In 2011, we increased the valuation allowance attributable to certain Canadian deferred tax assets by $0.8 million in 2011 due to operating losses in the relevant Canadian entities. In 2010, we released approximately $5.6 million of previously established valuation allowance attributable to certain Canadian deferred tax assets which offset our 2010 deferred income tax provision in Canada. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets governed by the tax code. At December 31, 2012, based on the level of historical cumulative losses, management believes it is more likely than not, that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

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

As of December 31, 2012 and 2011, our liability for unrecognized income tax benefits was approximately $23.5 million and $28.9 million, respectively. Of these amounts, as of December 31, 2012 and 2011, approximately $11.9 million and $13.0 million, respectively, related to accrued interest and penalties. If recognized, $17.4 million of this amount would affect our effective tax rate. For each of the years ended December 31, 2012, 2011 and 2010, we recognized approximately $0.8 million, $1.5 million and $1.5 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. During 2013, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is approximately $4.6 million.

Environmental Regulation

Our operations are subject to increasingly stringent federal, state and local laws and regulations relating to environmental quality. These regulations, which are enforced principally by the EPA and comparable state agencies, govern the management of solid hazardous waste, emissions into the air and discharges into surface and underground waters, as well the manufacture of chemical substances. Our Canadian operations are subject to similar laws and regulations.

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

On February 13, 2012, the EPA issued its final rule to update emissions limits for air toxics from PVC production. The rule, known as the National Emission Standards for Hazardous Air Pollutants for Polyvinyl Chloride and Copolymers Production, was published in the Federal Register on April 17, 2012. The rule establishes new, more stringent, emission standards for certain regulated "hazardous air pollutants," including vinyl chloride monomer. The rule sets MACT standards for major sources of PVC production. The final rule also establishes certain working practices, as well as monitoring, reporting and recordkeeping requirements. Existing sources that become subject to those requirements would have three years from the effectiveness of the rule to come into compliance. The final rule was promulgated following extensive input from a variety of stakeholders, including industry participants, during the formal comment period, as well as several scheduled public hearings. Following the publication of the rule in the Federal Register, legal challenges were filed by the vinyl industry's trade organization, several vinyl manufacturers and several environmental groups. These legal challenges will likely impact the timing of the implementation of a final rule. We have conducted a preliminary evaluation of the potential impact of a final rule on our operations. This preliminary evaluation is based on the final rule as it currently exists, as well as a number of assumptions concerning the equipment and process changes that would be necessary to come into compliance with the existing final rule. Based on this preliminary evaluation, we expect that the capital expenditures necessary to achieve compliance with the existing final rule would be less than $15 million.

For a further discussion about environmental matters that may impact our businesses and operations, see the following risk factors set forth in Item 1A. Risk Factors: "Our operations and assets are subject to extensive environmental, health and safety laws and regulations; the costs associated with compliance with these regulations could materially adversely affect our financial condition and results of operations, and the failure to comply could expose us to material liabilities" and "Recent heightened interest in environmental-related issues could require us to incur significant compliance costs or result in material operating restrictions," as well as the information in Item 1. Business under the caption "Environmental Regulation" and Item 3. Legal Proceedings.

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

Interest Rate Risk Management.    The following table is "forward-looking" information that provides information about our debt obligations and other significant financial instruments that are sensitive to changes in interest rates. Our policy is to manage interest rates through the use of a combination of fixed and floating rate debt instruments. At times, we may utilize interest rate swap agreements to help manage our interest rate risk. As of December 31, 2012 and 2011 we had no outstanding interest rate swaps. As of December 31, 2012, our only variable rate instrument was our Prior ABL Revolver which had no outstanding principal amounts. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the financial instruments.

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair value at 12/31/12
Financial instruments:
Fixed rate principal	$-	$-	$-	$-	$-	$450,000	$450,000	$501,750
Average interest rate	-%	-%	-%	-%	-%	9.0%	9.0%

In January 2013 we initiated the Tender Offer to repurchase the $450.0 million outstanding principal amount of our 9 percent notes. On February 1, 2013 and February 15, 2013, we accepted in the Tender Offer $444.5 million and $2.3 million, respectively, in aggregate principal amount of the outstanding 9 percent notes that were validly tendered and not validly withdrawn at or prior to the applicable tender deadlines. We used the net proceeds from the sale of the Senior Notes, together with cash on hand, to repurchase the 9 percent notes that were tendered in the Tender Offer for an aggregate tender price of $502.3 million. On February 1, 2013, we issued a redemption notice effective March 4, 2013 to redeem the 9 percent notes that remain outstanding following the expiration of the Tender Offer.

In connection with the Transactions, Splitco incurred $279.0 million of indebtedness under the Term Facility, which bears interest at a variable rate, and $688.0 million of indebtedness under the Splitco

Notes, which bear interest at a fixed rate of 4.625 percent per annum. In addition, in connection with closing the Transactions, we borrowed approximately $33.0 million under the New ABL Revolver, which bears interest at a variable rate, and $450.0 million of indebtedness under the Senior Notes, which bear interest at a fixed rate of 4.875 percent per annum. We expect to continue to manage interest rates through a combination of fixed and floating rate debt instruments. We also may utilize interest rate swap agreements to help manage our interest rate risk, but we have no such swap agreements in place at this time and did not have any such swap agreements in place as of December 31, 2012 or 2011.

Foreign Currency Exchange Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options and cross-currency swaps to hedge various currency exposures or create desired exposures. As of December 31, 2012 and 2011 we had no outstanding foreign exchange swaps.

Raw Materials and Natural Gas Price Risk Management.    The availability and price of our raw materials and natural gas are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, from time to time, we may enter into forward swap contracts, which are generally less than one year in duration. We designate forward swap contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), net of applicable income taxes, and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas forward purchase contracts was not material at December 31, 2012 and a $0.7 million liability at December 31, 2011.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axiall Corporation

We have audited the accompanying consolidated balance sheets of Axiall Corporation (formerly known as Georgia Gulf Corporation) and subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 28, 2013

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Axiall Corporation
Atlanta, Georgia

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of Axiall Corporation (formerly known as Georgia Gulf Corporation) and subsidiaries (the "Company") for the year ended December 31, 2010. Our audit also included the 2010 information in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 2011

(February 24, 2012 as to the consolidated statement of comprehensive income for the year ended December 31, 2010 and February 28, 2013 as to comprehensive income for the year ended December 31, 2010 as presented within Note 19)

Axiall Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
(In thousands, except per share data)	2012	2011
Assets
Cash and cash equivalents	$200,314	$88,575
Receivables, net of allowance of $4,533 at 2012 and $4,225 at 2011	314,880	256,749
Inventories	288,356	287,554
Prepaid expenses and other	14,702	15,750
Deferred income taxes	21,127	14,989

Total current assets	839,379	663,617
Property, plant and equipment, net	637,712	640,900
Goodwill	217,215	213,608
Intangible assets, net	43,423	46,715
Other assets, net	63,586	79,371

Total assets	$1,801,315	$1,644,211

Liabilities and Stockholders' Equity
Accounts payable	$211,224	$168,187
Interest payable	18,892	20,931
Income taxes payable	15,120	1,202
Accrued compensation	44,698	19,743
Other accrued liabilities	61,159	68,825

Total current liabilities	351,093	278,888
Long-term debt	448,091	497,464
Lease financing obligation	112,269	109,899
Deferred income taxes	177,914	181,465
Other non-current liabilities	108,401	87,831

Total liabilities	1,197,768	1,155,547

Commitments and contingencies

Stockholders' equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; 100,000,000 shares authorized; issued and outstanding: 34,546,767 at 2012 and 34,236,402 at 2011	345	342
Additional paid-in capital	487,060	480,530
Retained earnings	138,012	25,943
Accumulated other comprehensive loss, net of tax	(21,870)	(18,151)

Total stockholders' equity	603,547	488,664

Total liabilities and stockholders' equity	$1,801,315	$1,644,211

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Net sales	$3,325,836	$3,222,884	$2,818,040
Operating costs and expenses:
Cost of sales	2,865,370	2,919,625	2,543,638
Selling, general and administrative expenses	203,497	168,221	160,031
Transaction related costs, restructuring and other, net	38,833	3,271	102
Gain on sale of assets	(19,250)	(1,150)	—
Long-lived asset impairment charges (recoveries), net	(824)	8,318	—

Total operating costs and expenses	3,087,626	3,098,285	2,703,771

Operating income	238,210	124,599	114,269
Interest expense	(57,517)	(65,645)	(69,795)
Loss on redemption and other debt costs	(2,720)	(4,908)	—
Foreign exchange loss	(562)	(786)	(839)
Interest income	373	280	322

Income before income taxes	177,784	53,540	43,957
Provision for (benefit from) income taxes	57,223	(4,217)	1,279

Net income	$120,561	$57,757	$42,678

Earnings per share:
Basic	$3.47	$1.66	$1.22
Diluted	$3.45	$1.66	$1.22

Weighted average common shares:
Basic	34,502	34,086	33,825
Diluted	34,774	34,122	33,825

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net income	$120,561	$57,757	$42,678
Other comprehensive income (loss):
Pension liability adjustment	(13,361)	(20,629)	(5,807)
Foreign currency translation gain (loss)	7,999	(8,125)	17,036
Unrealized gain (loss) on derivatives	727	(1,146)	168

Other comprehensive income (loss), before income taxes	(4,635)	(29,900)	11,397
Provision for (benefit from) income taxes related to other comprehensive income items	(916)	(11,959)	7,293

Other comprehensive income (loss)	(3,719)	(17,941)	4,104

Comprehensive income	$116,842	$39,816	$46,782

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)	Common Stock Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, January 1, 2010	33,718	$337	$472,018	$(74,491)	$(4,314)	$393,550
Net income	-	-	-	42,678	-	42,678
Other comprehensive income	-	-	-	-	4,104	4,104
Fees paid to issue common stock	-	-	(145)	-	-	(145)
Employee stock purchase and stock compensation plans, net of forfeitures	372	4	3,484	-	-	3,488
Shares withheld for taxes on share-based payment awards	(128)	(1)	(1,947)	-	-	(1,948)
Tax benefit from stock purchase and stock compensation plans	-	-	2,866	-	-	2,866

Balance, December 31, 2010	33,962	340	476,276	(31,814)	(210)	444,592
Net income	-	-	-	57,757	-	57,757
Other comprehensive loss	-	-	-	-	(17,941)	(17,941)
Employee stock purchase and stock compensation plans, net of forfeitures	401	3	6,694	-	-	6,697
Shares withheld for taxes on share-based payment awards	(127)	(1)	(2,560)	-	-	(2,561)
Tax benefit from stock purchase and stock compensation plans	-	-	120	-	-	120

Balance, December 31, 2011	34,236	342	480,530	25,943	(18,151)	488,664
Net income	-	-	-	120,561	-	120,561
Dividends declared ($0.24 per share)	-	-	-	(8,492)	-	(8,492)
Other comprehensive loss	-	-	-	-	(3,719)	(3,719)
Employee stock purchase and stock compensation plans, net of forfeitures	463	5	9,118	-	-	9,123
Shares withheld for taxes on share-based payment awards	(152)	(2)	(5,280)	-	-	(5,282)
Tax benefit from stock purchase and stock compensation plans	-	-	2,692	-	-	2,692

Balance, December 31, 2012	34,547	$345	$487,060	$138,012	$(21,870)	$603,547

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2012	2011	2010
Operating activities:
Net income	$120,561	$57,757	$42,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,857	101,522	99,691
Loss on redemption and other debt costs	2,720	4,908	-
Foreign exchange loss (gain)	(447)	604	(738)
Deferred income taxes	(8,463)	(3,762)	(1,964)
Excess tax benefits from share-based payment arrangements	(2,747)	(1,371)	(4,001)
Long-lived asset impairment charges (recoveries), net	(824)	8,318	-
Stock based compensation	9,073	6,658	3,487
Gain on sale of assets	(19,250)	(1,150)	-
Other non-cash items	9,453	(2,802)	19,646
Change in operating assets and liabilities:
Receivables	(54,023)	12,513	(25,454)
Inventories	1,481	(15,173)	(4,860)
Prepaid expenses and other	(1,670)	3,897	7,654
Accounts payable	44,448	28,243	17,485
Interest payable	(2,038)	(1,598)	19,742
Accrued income taxes	16,609	(1,677)	1,685
Accrued compensation	24,748	(19,458)	22,733
Other accrued liabilities	1,156	10,821	2,543
Other	602	(801)	(16,528)

Net cash provided by operating activities	231,246	187,449	183,799

Investing activities:
Capital expenditures	(80,338)	(66,382)	(45,714)
Proceeds from sale of assets	23,621	1,243	1,069
Acquisition, net of cash acquired	-	(71,371)	-

Net cash used in investing activities	(56,717)	(136,510)	(44,645)

Financing activities:
Borrowings on ABL revolver	183,400	561,705	482,208
Repayments on ABL revolver	(183,400)	(561,705)	(538,561)
Long-term debt payments	(51,500)	(85,057)	(37)
Fees paid related to financing activities	(1,514)	(2,011)	(3,330)
Tax benefits from share-based payment arrangements	2,747	1,371	4,001
Dividends paid	(8,318)	-	-
Stock compensation plan activity	(5,232)	39	-

Net cash used in financing activities	(63,817)	(85,658)	(55,719)

Effect of exchange rate changes on cash and cash equivalents	1,027	536	526

Net change in cash and cash equivalents	111,739	(34,183)	83,961
Cash and cash equivalents at beginning of year	88,575	122,758	38,797

Cash and cash equivalents at end of year	$200,314	$88,575	$122,758

See accompanying notes to consolidated financial statements.

Axiall Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Principles of Consolidation.    The consolidated financial statements include the accounts of Axiall Corporation ("Axiall," the "Company," "we," "us" or "our") and its wholly-owned subsidiaries as of December 31, 2012. These consolidated financial statements do not include the accounts of Eagle Spinco Inc. ("Splitco") and its wholly-owned subsidiaries, which were merged with our historical business on January 28, 2013, as described in Note 2 to these consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations.    We are a leading North American manufacturer and international marketer of chemicals and building products. Our chlorovinyls and aromatics chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and deck products. Our vinyl-based building products are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names. We discontinued manufacturing and selling fence products in March 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts.    We grant credit to customers under credit terms that are customary in the industry and based on the creditworthiness of the customer and generally do not require collateral. We also provide allowances for cash discounts and doubtful accounts based on contract terms, historical collection experience, periodic evaluations of the aging of accounts receivable and specific collectability analysis. Individual accounts are written off once we have determined we have exhausted our collection efforts and the account is not collectable.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for the majority of inventory and the weighted average cost method for the remainder. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and supplies and on net realizable value for finished goods. At December 31, 2012 and 2011, we had approximately $19.4 million and $16.9 million, respectively, of inventory on consignment.

Property, Plant and Equipment.    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and major renewals and improvements are capitalized. Interest expense attributable to funds used in financing the construction of major plant and equipment is capitalized. Interest cost capitalized during 2012, 2011 and 2010 was $0.3 million, $0.4 million and $0.5 million, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense totaled approximately $82.0 million, $91.4 million and

$90.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated useful lives of our assets are as follows:

Buildings	27–30 years
Land improvements	15 years
Machinery and equipment	2–15 years
Dies and moulds	3–10 years
Office furniture and equipment	2–10 years
Computer equipment and software	3–10 years

Long-Lived Assets.    Our long-lived assets consist of property, plant and equipment as well as, intangible assets with definite lives. Our long-lived intangible assets with definite lives include customer lists, trade names and technology that are identified during acquisitions. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Our long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted cash flows over the remaining life of the asset. If our estimated undiscounted cash flows do not exceed the carrying value and the carrying amount of the asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value. Assets to be disposed are recorded at the lower of the carrying amount or fair value, less costs to sell and are no longer depreciated.

Indefinite-lived Intangible Assets.    Our indefinite-lived intangible assets consist only of trade names. The carrying value of our indefinite-lived intangible assets is tested for impairment annually on October 1 and between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Indicators include, but are not limited to significant declines in the markets and industries that buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for indefinite-lived intangible assets, other than goodwill, consists of comparing the fair value of the assets to the carrying values. The fair values of our trade names are estimated based on the relief from royalty method under the income approach. This approach utilizes a discounted cash flow analysis.

Goodwill.    Goodwill is the excess of cost of an acquired entity over the amounts specifically assigned to assets acquired and liabilities assumed in purchase accounting for business combinations. The carrying value of our goodwill is tested for impairment annually on October 1 and between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Indicators include, but are not limited to significant declines in the markets and industries that buy our products, changes in the estimated future cash flows of our reporting units, changes in capital markets and changes in our market capitalization. Impairment testing for goodwill is a two-step test performed at a reporting unit level. In step one, we compare the carrying value of the reporting unit to its fair value. If the carrying value of the reporting unit's goodwill exceeds the fair value, we proceed to step two. In step two, we compare the carrying value of goodwill to its implied fair value. If the carrying value of the reporting unit including goodwill exceeds its implied fair value, we record an impairment loss equal to that excess. Our reporting units subject to such testing are window and door profiles, mouldings, siding, deck products and compounds (vinyl and additives).

Other Assets.    Other assets primarily consist of advances for long-term raw materials purchase contracts, our investment in joint ventures, assets held for sale and unamortized debt issuance costs. Advances for long-term raw materials purchase contracts are being amortized as additional raw materials costs over the life of the related contracts in proportion to raw materials delivery or related contract terms. Debt issuance costs are amortized to interest expense using the effective interest rate method over the term of the related debt instruments.

Warranty Costs.    We provide warranties for certain building products against defects in material, performance and workmanship. We accrue for warranty claims at the time of sale based on historical warranty claims experience. Our warranty liabilities are included in other accrued liabilities and other non-current liabilities in the Consolidated Balance Sheets. Activity in our warranty liabilities for the years ended December 31, 2012, 2011 and 2010 is as follows:

(In thousands)	2012	2011	2010
January 1,	$11,784	$6,560	$7,368
Estimated fair value of warranty liability assumed in acquisition	1,084	5,629	-
Warranty provisions	6,191	4,906	2,114
Foreign currency translation gain (loss)	121	(119)	334
Warranty claims paid	(5,535)	(5,192)	(3,256)

December 31,	$13,645	$11,784	$6,560

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

Loss Contingencies.    In the normal course of business, we are involved in legal proceedings and other matters that may result in loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated.

Derivative Financial Instruments.    Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. We engage in activities that expose us to market risks, including the effects of changes in interest rates, foreign currency and changes in commodity prices. Financial exposures are managed as an integral part of our risk management program, which seeks to reduce the potentially adverse effect that the volatility of the interest rate, foreign currency and commodity markets may have on operating results. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

We formally document all hedging instruments and hedging transactions, as well as our risk management objective and strategy for undertaking hedged transactions. This process includes linking all derivatives that are designated as fair value and cash flow hedges to specific assets or liabilities on the Consolidated Balance Sheets or to forecasted transactions. We also formally assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged transactions. When it is determined that a derivative is not highly effective or the derivative expires or is sold, terminated, exercised or discontinued because it is unlikely that a forecasted transaction will occur, we discontinue the use of hedge accounting for that specific hedge instrument.

Pension Plans and Other Postretirement Benefit Plans.    We have defined contribution pension plans covering substantially all of our employees. Company matching contributions to our defined contribution plans were suspended in July 2009 and reinstated in July 2010. In October 2012, the company implemented an additional matching contribution to its U.S. and Canadian retirement savings plans. In addition, we had a Canadian defined benefit plan which was fully funded in 2011 to allow benefits to be settled. The Company will make no further contributions to this plan.

Asset Retirement Obligation.    We account for asset retirement obligations based on the fair value of a liability for an asset retirement obligation and recognize it in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, we capitalize the cost by increasing the carrying value of the related long-lived asset. The liability is accreted to its future value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. We had $2.8 million and $2.6 million of asset retirement obligations recorded in other non-current liabilities in the Consolidated Balance Sheets at December 31, 2012 and 2011, respectively.

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

We eliminate unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts, which is additional paid-in capital in our circumstance. Tax benefits relating to excess share-based compensation deductions are presented in the Consolidated Statements of Cash Flows as a financing activity cash inflow.

Accumulated Other Comprehensive Loss.    Accumulated other comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges and adjustments to pension liabilities. Amounts recorded in accumulated other comprehensive loss, net of tax, on the Consolidated Statements of Stockholders' Equity as of December 31, 2012 and 2011 are as follows:

(In thousands)	Accrued Pension Benefit Liability	Foreign Currency Items	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(27,641)	$27,167	$264	$(210)
Net current period change	(11,682)	(4,574)	(453)	(16,709)
Reclassification adjustment for realized loss (gain) included in net income	(968)	-	(264)	(1,232)

Balance at December 31, 2011	(40,291)	22,593	(453)	(18,151)
Net current period change	(9,314)	4,084	4	(5,226)
Reclassification adjustment for realized loss (gain) included in net income	1,054	-	453	1,507

Balance at December 31, 2012	$(48,551)	$26,677	$4	$(21,870)

Other comprehensive income (loss) is derived from adjustments to reflect the unrealized gain (loss) on derivatives, change in pension liability adjustment and change in foreign currency translation adjustment. The components of other comprehensive income (loss) are as follows:

(In thousands)	Pre-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
Year ended December 31, 2010
Unrealized gain on derivatives	$168	$64	$104
Change in pension liability adjustment	(5,807)	(1,543)	(4,264)
Change in foreign currency translation adjustment	17,036	8,772	8,264

Other comprehensive income	$11,397	$7,293	$4,104

Year ended December 31, 2011
Unrealized loss on derivatives	$(1,146)	$(429)	$(717)
Change in pension liability adjustment	(20,629)	(7,979)	(12,650)
Change in foreign currency translation adjustment	(8,125)	(3,551)	(4,574)

Other comprehensive loss	$(29,900)	$(11,959)	$(17,941)

Year ended December 31, 2012
Unrealized gain on derivatives	$727	$270	$457
Change in pension liability adjustment	(13,361)	(5,101)	(8,260)
Change in foreign currency translation adjustment	7,999	3,915	4,084

Other comprehensive loss	$(4,635)	$(916)	$(3,719)

Foreign Currency Translation and Transactions.    Our subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month-end exchange rates in effect as of the balance sheet date and the average exchange rate for revenues and expenses for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive loss, net of tax where applicable. Gains or losses resulting from transactions denominated in foreign currencies are reported in the same financial statement captions as the underlying transactions in the Consolidated Statements of Income. We recorded related gains of $0.4 million in both the years ended 2012 and 2011 and $2.7 million in the year ended 2010 in operating income in the Consolidated Statements of Income. The year-over-year fluctuation in transaction related gain is due to both the volume of foreign currency denominated transactions and the volatility in the underlying exchange rates.

Revenue Recognition.    We recognize revenue when the following four basic criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred. We recognize revenue as products are shipped based on free on board ("FOB") terms when title passes to customers, and the customer takes ownership and assumes risk of loss.

Sales Incentives.    We offer sales incentives, primarily in the form of volume rebates, slotting fees and advertising allowances to our customers, which are classified as a reduction of net sales and are calculated based on contractual terms of customer contracts. We accrue for these sales incentives based on contract terms and historical experience.

Shipping Costs.    All amounts billed to a customer in a sale transaction related to shipping are classified as revenue. Shipping fees billed to customers and included in sales and cost of goods sold were $81.7 million in 2012, $74.3 million in 2011 and $74.4 million in 2010.

Advertising Costs.    Advertising costs and promotion expenses generally relate to our vinyl-based building products marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and

Exterior Portfolio brand names and are charged to earnings during the period in which they are incurred. Advertising and promotion expenses are included in selling, general and administrative expenses and were $12.1 million, $10.8 million and $6.4 million, in 2012, 2011 and 2010, respectively.

Environmental Expenditures.    Environmental expenditures related to current operations or future revenues are expensed or capitalized consistent with our capitalization policy. Expenditures that relate to an existing condition caused by past operations and do not contribute to future revenues are expensed in the period incurred. Liabilities are recognized when material environmental assessments or cleanups are probable and the costs can be reasonably estimated.

Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. If it is not more likely than not, that we will realize a deferred tax asset, we record a valuation allowance against such asset. We use a similar evaluation for determining when to release previously recorded valuation allowances. We recognize tax benefits for uncertain tax positions when it is more likely than not, based upon the technical merits, that the position will be sustained upon examination.

Earnings Per Share.    We calculate earnings per share using the two-class method. The two-class method requires that share-based awards with non-forfeitable dividends be classified as participating securities. In calculating basic earnings per share, this method requires net income to be reduced by the amount of dividends declared in the period for each participating security and by the contractual amount of dividends or other participation payments that are paid or accumulated for the period. Undistributed earnings for the period are allocated to participating securities based on the contractual participation rights of the security to share in those current earnings assuming all earnings for the period are distributed. Recipients of certain of our restricted stock unit awards have contractual participation rights that are equivalent to those of common stockholders. Therefore, we allocate undistributed earnings to these restricted stock unit participating securities and common stock based on their respective participation percentage.

The two-class method also requires the denominator to include the weighted average number of shares of restricted stock units participating securities when calculating basic earnings per share. For the years ended December 31, 2012, 2011 and 2010, there were 0.2 million, 0.7 million and 1.1 million weighted average restricted stock units participating securities, respectively, included in the denominator. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of stock options and certain restricted stock units are calculated using the treasury stock method, subject to anti-dilution provisions.

In computing diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, common stock equivalents of 0.2 million shares, for all these periods, were not included due to their anti-dilutive effect.

Computations of basic and diluted earnings per share are presented in the following table:

Basic and Diluted Earnings Per Share—Two-class Method

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Basic earnings per share
Net income	$120,561	$57,757	$42,678
Deduct: Net income attributable to participating securities	721	1,216	1,294

Net income attributable to common stockholders	$119,840	$56,541	$41,384

Weighted average common shares—Basic	34,502	34,086	33,825
Total basic earnings per common share	$3.47	$1.66	$1.22

Diluted earnings per share
Net income attributable to common stockholders	$119,840	$56,541	$41,384

Weighted average common shares—Basic	34,502	34,086	33,825
Plus: Dilutive effect of stock options and awards	272	36	-

Weighted average common shares—Diluted	34,774	34,122	33,825

Total diluted earnings per share	$3.45	$1.66	$1.22

2. SUBSEQUENT EVENTS

Merger with the PPG Chemicals Business

On July 18, 2012, Georgia Gulf Corporation (now known as Axiall Corporation), PPG Industries, Inc. ("PPG"), Splitco, a wholly-owned subsidiary of PPG, and Grizzly Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") pursuant to which we combined with the Merged Business (as defined below) in a Reverse Morris Trust transaction (the "Transactions"). On January 28, 2013 (the "Closing Date"), we completed the Transactions and changed our name to Axiall Corporation.

In connection with the Transactions, PPG and Splitco, among other things, entered into a Separation Agreement, dated as of July 18, 2012 (the "Separation Agreement"), pursuant to which PPG transferred to Splitco, substantially all of the assets and liabilities of PPG's business relating to the production of chlorine, caustic soda and related chemicals, including, among other things, PPG's 60 percent interest in Taiwan Chlorine Industries, Ltd., a joint venture between PPG and China Petrochemical Development Corporation (collectively, the "Merged Business"). In addition, PPG completed an exchange offer made to PPG shareholders, which resulted in (i) the exchange of each share of PPG common stock, par value $1.66 2/3 per share, accepted by PPG in the exchange offer for 3.2562 shares of Splitco common stock, par value $0.001 per share; and (ii) the separation of Splitco from PPG. Immediately after the expiration and consummation of the PPG exchange offer, Merger Sub merged with and into Splitco, whereby the separate corporate existence of Merger Sub ceased and Splitco continued as the surviving company and as our wholly-owned subsidiary (the "Merger"). In the Merger, each share of Splitco common stock was converted into the right to receive one share of our common stock which means that each share of PPG common stock accepted by PPG in the exchange offer was effectively converted into 3.2562 shares of our common stock.

Upon consummation of the Transactions, we issued 35,249,104 shares of our common stock to the former PPG shareholders, participating in the exchange offer, together with cash in lieu of any fractional shares. Immediately after the consummation of the Merger, approximately 50.5 percent of the outstanding shares of our common stock were held by pre-Merger holders of PPG common stock and approximately 49.5 percent of the outstanding shares of our common stock were held by our pre-Merger stockholders. In connection with the Merger and the related transactions, we entered into certain additional agreements with PPG and Splitco relating to, among other things, certain tax matters, certain employee matters, the provision of certain transition services during a transition period following the consummation of the Merger and the sharing of facilities, services and supplies.

As consideration for Splitco's acquisition of the Merged Business, Splitco distributed (the "Special Distribution") to PPG: (i) the cash proceeds of approximately $279.0 million in new bank debt incurred by Splitco under a senior secured term loan facility (the "Term Facility"), which included $67.0 million necessary to fund a net working capital adjustment under the Merger Agreement; and (ii) $688.0 million in aggregate principal amount of 4.625 percent senior notes due 2021 issued by Splitco (the "Splitco Notes"). Upon the consummation of the Merger, the Company and certain subsidiaries of the Company became guarantors of the Term Facility and the Splitco Notes.

The value of the Transactions of approximately $2.7 billion consists of $967 million of cash paid to PPG, shares of our common stock received by PPG shareholders valued at approximately $1.8 billion, based on the closing stock sale price of $50.24 on the last trade date prior to the Closing Date of the Transactions, plus the assumption of liabilities, including pension liabilities and other post-retirement obligations. The initial accounting for the Transactions (including the allocation of the purchase price to acquired assets and liabilities) is not complete given the limited amount of time since the Closing Date.

Splitco Senior Notes Offering

On the Closing Date, Splitco issued $688.0 million in aggregate principal amount of the Splitco Notes. The Splitco Notes were initially issued by Splitco to PPG in the Special Distribution as partial consideration for Splitco's acquisition of the Merged Business. PPG then transferred the Splitco Notes to certain financial institutions in satisfaction of existing debt obligations of PPG held by those financial institutions. Pursuant to a purchase agreement, dated January 17, 2013, among Splitco, the financial institutions and the initial purchasers thereunder, on January 30, 2013, the initial purchasers purchased the Splitco Notes held by the financial institutions and resold them to investors in the Splitco Notes offering. Splitco did not receive any net proceeds from the sale of the Splitco Notes.

The Splitco Notes bear interest at a rate of 4.625 percent per annum, payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. Interest will accrue from January 30, 2013. The Splitco Notes will mature on February 15, 2021.

Upon the consummation of the Merger, the Company and certain subsidiaries of the Company became guarantors of the Splitco Notes. The Splitco Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of the Company's and Splitco's existing and future domestic subsidiaries, other than certain excluded subsidiaries.

The indenture governing the Splitco Notes contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends. These covenants are subject to a number of important exceptions and qualifications. Further, certain of these covenants will cease to apply at all times after the date on which the Splitco Notes receive investment grade ratings from both Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Service, a division of The McGraw Hill Companies, Inc. ("Standard & Poor's"), provided no default or event of default under the Indenture exists at that time. Such terminated covenants will not be reinstated if the Splitco Notes lose their investment grade ratings at any time thereafter.

In connection with the issuance of the Splitco Notes, Splitco and the Company entered into a registration rights agreement on January 30, 2013 relating to the Splitco Notes, pursuant to which Splitco, the Company and the guarantors agreed to use their commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the Splitco Notes offering.

Senior Secured Term Loan Facility

In connection with the Merger, on January 28, 2013, Splitco entered into a credit agreement with a syndicate of banks led by Barclays Bank PLC (the "Splitco Term Loan Agreement") in order to finance the cash portion of the Special Distribution and the net working capital adjustment as required by the Merger Agreement. Upon consummation of the Merger, the Company and each of its existing domestic subsidiaries that guarantee any other indebtedness of the Company joined as guarantors under the Splitco Term Loan Agreement. Splitco has the option to repay amounts outstanding under the Term Facility within 45 days after the Closing Date, or at any time thereafter prior to its maturity date. Borrowings under the Term Facility are expected to mature on the fourth anniversary of the Closing Date.

Upon consummation of the Merger, the Company and certain subsidiaries of the Company became guarantors of the Term Facility. Obligations under the Term Facility are fully and unconditionally guaranteed, on a senior secured basis, by the Company and by each of the Company's and Splitco's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The obligations under the Term Facility are secured by all assets of Splitco, the Company and the subsidiary guarantors.

At the election of Splitco, the Term Facility bears interest at a rate equal to: (i) the Base Rate (as defined in the Splitco Term Loan Agreement) plus 1.75 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Splitco Term Loan Agreement) plus 2.75 percent per annum; provided that at no time will the Base Rate be deemed to be less than 2.00 percent per annum or the reserve adjusted Eurodollar Rate be deemed to be less than 1.00 percent per annum. Outstanding borrowings under the Term Facility currently bear interest at an effective rate of 3.75 percent per annum.

The Splitco Term Loan Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company will be subject to a senior secured leverage ratio (as defined in the Splitco Term Loan Agreement) of 3.50 to 1.00.

New ABL Revolver

On the Closing Date, the Company refinanced its current asset-based revolving credit facility with a syndicate of banks led by General Electric Capital Corporation (the "New ABL Revolver"), pursuant to an amended and restated credit agreement (the "ABL Credit Agreement" and, together with the Splitco Term Loan Agreement, the "Credit Agreements") in order to fund working capital and operating activities, including future acquisitions and the repayment of certain outstanding indebtedness after the Closing Date. Among other things, the New ABL Revolver (i) increases revolver availability from $300.0 million to $500.0 million, subject to applicable borrowing base limitations and certain other conditions; and (ii) includes a $200.0 million sub-facility for borrowings by the Canadian subsidiaries of the Company, a $200.0 million sub-facility for letters of credit and, subject to lender commitments, a $200.0 million "accordion" feature that permits us to increase the size of the facility. Borrowings under the New ABL Revolver are expected to mature on the fifth anniversary of the Closing Date.

U.S. borrowing obligations under the New ABL Revolver are fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries (other than certain excluded subsidiaries). On the Closing Date, Splitco and its subsidiaries became guarantors under the New ABL Revolver. Canadian borrowing obligations under the New ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries (other than certain excluded subsidiaries). All obligations under the New ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors.

At our election, with respect to U.S. borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either (i) the higher of certain U.S. index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver.

The ABL Credit Agreement contains customary covenants (subject to exceptions), including certain restrictions on the Company and its subsidiaries to pay dividends. In addition, the Company will be subject to a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of 1.10 to 1.00 if excess availability is less than $62.5 million for three consecutive business days.

In connection with closing the Transactions, we borrowed $33.0 million under the New ABL Revolver. Outstanding borrowings under the New ABL Revolver currently bear interest at an effective rate of 3.75 percent per annum.

Senior Notes Offering

On February 1, 2013, we issued $450.0 million in aggregate principal amount of 4.875 percent senior notes due 2023 (the "Senior Notes"). The Senior Notes bear interest at a rate of 4.875 percent per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. Interest will accrue from February 1, 2013. The Senior Notes will mature on May 15, 2023. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

We used the net proceeds from the offering of the Senior Notes, together with cash on hand, to fund the repurchase of our 9.0 percent senior secured notes due 2017 (the "9 percent notes") that were validly tendered and not validly withdrawn in our previously announced tender offer and related consent solicitation for the 9 percent notes (the "Tender Offer").

The indenture governing the Senior Notes contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends. Each of these covenants is subject to a number of important exceptions and qualifications. Further, certain of these covenants will cease to apply at all times after the date on which the Senior Notes receive investment grade ratings from both Moody's and Standard & Poor's, provided no default or event of default under the indenture exists at that time. Such terminated covenants will not be reinstated if the Senior Notes lose their investment grade ratings at any time thereafter.

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement on February 1, 2013 relating to the Senior Notes, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the Senior Notes offering.

9 Percent Notes Tender Offer and Redemption

On February 1, 2013 and February 15, 2013, we accepted $444.5 million and $2.3 million, respectively, in aggregate principal amount of 9 percent notes that were validly tendered and not validly withdrawn at, or prior to the applicable tender deadlines. The Company used the net proceeds from the sale of the Senior Notes, together with cash on hand, to repurchase the 9 percent notes that were tendered in the Tender Offer for an aggregate tender price of $502.3 million including a make whole payment of $55.4 million. Also, on February 1, 2013, the Company entered into a supplemental indenture to the indenture governing the 9 percent notes with the trustee thereunder following receipt of consents of the requisite holders of the 9 percent notes, which removed substantially all of the restrictive covenants and certain events of default and other provisions in the indenture governing the 9 percent notes. In addition, on February 1, 2013, the Company delivered an irrevocable notice of redemption with respect to all 9 percent notes that remain outstanding following the expiration of the Tender Offer and the purchase of all 9 percent notes validly tendered. Pursuant to the redemption notice and the terms of the indenture governing the 9 percent notes, the Company will redeem the 9 percent notes that remain outstanding on or before March 4, 2013. Following such redemption, the Company's payment obligations under the indenture governing the 9 percent notes, will be terminated.

Certificate of Amendment to Increase Authorized Shares

In connection with the Transactions and effective January 28, 2013, the Company also filed a Certificate of Amendment to the Company's certificate of incorporation to increase the number of authorized shares of Company common stock from 100,000,000 shares to 200,000,000 shares.

3. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, which amends ASC topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under Generally Accepted Accounting Principles in the United States of America ("GAAP") and International Financial Reporting Standards ("IFRS"). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders' equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within Level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs and the valuation processes used by the reporting entity. Early adoption is not permitted. Implementation of this standard was effective in the first fiscal year beginning after December 15, 2011. The implementation of this standard did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends ASC topic 220, Comprehensive Income. This amendment gives entities the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities will no longer be allowed to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This amendment also required the entity to present on the face of its financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. However in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. During the deferral period, companies are required to report reclassifications out of accumulated other comprehensive income ("AOCI") either on the face of the financial statements or in the notes to the financial statements. Also during this deferral period, companies will not be required to separately present or disclose the reclassification adjustments in net income. As discussed below, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as an amendment to this standard in February 2013. All other requirements in ASU 2011-5 are not affected by ASU 2011-12. Early adoption of ASU 2011-5 is permitted. The implementation of this standard did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, which amends ASC topic 220. This amendment requires an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Implementation of this standard was required for reporting periods beginning after December 15, 2012. The implementation of this standard did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-8 which amends ASC topic 350, Intangibles—Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Implementation of this standard was required for fiscal years beginning after December 15, 2011. The implementation of this standard did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, which amends ASC Topic 210, Balance Sheet. The objective of this amendment is to provide enhanced disclosures that will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of this update. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210 or ASC 815 or (ii) subject to an enforceable master netting arrangement or similar agreement. Implementation of this standard is required for fiscal years beginning on or after January 1, 2013. We are currently evaluating the amendment, but do not expect implementation to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope and Disclosures about Offsetting Assets and Liabilities, which amends ASC Topic 210. The disclosures required by the amendments are the result of a joint project between the FASB and the International Accounting Standards Board ("IASB"). The main objective in developing the amendments is to address implementation issues about the scope of ASU 2011-11, to provide more clarity about offsetting assets and liabilities, reduce diversity in application and provide users of financial information more comparability as it relates to certain reconciling differences between financial statements prepared in accordance with GAAP and those financial statements prepared under IFRS. The amendments clarify that the scope of the disclosures under GAAP is limited to include derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Implementation of this standard is required for fiscal years beginning on or after January 1, 2013. We are currently evaluating the amendment, but do not expect implementation to have a material impact on our consolidated financial statements.

4. RESTRUCTURING ACTIVITIES

In December 2011, we initiated a restructuring plan (the "2011 Building Products Restructuring Plan") that consisted of: (i) the shutdown of a plant in Milford, Indiana; (ii) discontinuing the fence product line; and (iii) the consolidation of three manufacturing plants, two in the window and door profiles business and one in the pipe business. In connection with the 2011 Building Products Restructuring Plan, we incurred costs related to termination benefits, including severance, operating lease termination costs, asset impairment charges, relocation and other exit costs. For the year ended December 31, 2012 and 2011, severance and other exit costs relating to the 2011 Building Products Restructuring Plan were $0.6 million and $2.3 million, respectively, and are included in transaction related costs, restructuring and other, net, in the Consolidated Statements of Income. In addition, for the year ended December 31, 2011 we incurred $8.3 million of impairment charges for real estate and other fixed assets associated with the closure of the plants.

In May 2011, in conjunction with our integration strategy for the Exterior Portfolio LLC ("Exterior Portfolio") acquisition, we simplified some redundant selling, general and administrative functions. As part of this initiative, the Company completed a restructuring and consolidation plan within the siding business to optimize the organizational structure which resulted in $0.9 million and $0.5 million in restructuring costs for the years ended December 31, 2012 and 2011, respectively. These costs are included in the table below under the caption "Other". We do not expect any further costs associated with the integration of the Exterior Portfolio acquisition into our operations.

In the fourth quarter of 2008, we initiated a restructuring plan (the "Fourth Quarter 2008 Restructuring Plan") that included the permanent shut down of our 450 million pound polyvinyl chloride ("PVC") manufacturing facility in Sarnia, Ontario, the exit of a recycled PVC compound manufacturing facility in Woodbridge, Ontario, the consolidation of various manufacturing facilities and the elimination of certain duplicative activities in our operations. In connection with the Fourth Quarter 2008 Restructuring Plan, we incurred costs related to termination benefits, including severance, pension and postretirement benefits, operating lease termination costs, asset impairment charges, relocation and other exit costs and have recognized these costs in accordance with ASC subtopic 420-10, Exit or Disposal Cost Obligations, and related accounting standards. For the year ended December 31, 2011, we incurred and paid $0.6 million related to the settlement of pension and postretirement benefits from our permanently shut down PVC manufacturing facility in Sarnia. During the years ended December 31, 2012 and 2011, we incurred net recoveries for the sale of land and manufacturing equipment, respectively, associated with a prior restructuring plan to shut down a PVC manufacturing facility in Oklahoma. These recoveries are included in gain on sale of assets in the Consolidated Statements of Income for the years ended December 31, 2012 and 2011 and in the tables below as income in the additions column for the Chlorovinyls, Fourth Quarter 2008 Restructuring Plan, Exit costs and as a reduction in the cash payments column for the periods presented.

The expenses associated with the 2011 Building Products Restructuring Plan and the Fourth Quarter 2008 Restructuring Plan for the years ended December 31, 2012, 2011 and 2010 for severance and other exit costs were approximately $1.7 million, $2.1 million and $0.1 million, respectively, and are included in transaction related costs, restructuring and other, net, in the Consolidated Statements of Income. A summary of our restructuring activities recognized as a result of the 2011 Building Products

Restructuring Plan and the Fourth Quarter 2008 Restructuring Plan, by reportable segment for the years ended December 31, 2012, 2011 and 2010, is as follows:

(In thousands)	Balance at December 31, 2011	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2012
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$69	$(41)	$(29)	$1	$-
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	898	-	(220)	17	695
2011 Building Products Restructuring Plan:
Involuntary termination benefits	2,061	616	(1,728)	29	978
Other:
Involuntary termination benefits	221	888	(160)	2	951
Corporate
Other:
Involuntary termination benefits	154	238	(260)	2	134

Total	$3,403	$1,701	$(2,397)	$51	$2,758

(In thousands)	Balance at December 31, 2010	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2011
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$108	$643	$(732)	$50	$69
Exit costs	130	(1,272)	1,150	(8)	-
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	1,168	(52)	(191)	(27)	898
2011 Building Products Restructuring Plan:
Involuntary termination benefits	-	2,281	(228)	8	2,061
Other:
Involuntary termination benefits	86	521	(378)	(8)	221
Corporate
Other:
Involuntary termination benefits	156	-	-	(2)	154

Total	$1,648	$2,121	$(379)	$13	$3,403

(In thousands)	Balance at December 31, 2009	Additions	Cash Payments	Foreign Exchange and Other Adjustments	Balance at December 31, 2010
Chlorovinyls
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	$1,030	$120	$(1,165)	$123	$108
Exit costs	1,976	(478)	(1,098)	(270)	130
Building Products
Fourth Quarter 2008 Restructuring Plan:
Involuntary termination benefits	2,418	364	(1,700)	86	1,168
Other:
Involuntary termination benefits	1,221	(59)	(1,106)	30	86
Corporate
Other:
Involuntary termination benefits	48	155	-	(47)	156

Total	$6,693	$102	$(5,069)	$(78)	$1,648

For the year ended December 31, 2012, there was a $0.8 million net gain on the sale of tangible assets. The gain was due to the value at which equipment from our Milford, Indiana facility was sold exceeding our initial fair value assessment in connection with our restructuring activities as a result of the 2011 Building Products Restructuring Plan. This gain is included in long-lived asset impairment charges, net, in the Consolidated Statements of Income for the year ended December 31, 2012.

A summary of impairment of tangible long-lived assets incurred in connection with our restructuring activities relating to the 2011 Building Products Restructuring Plan and the Fourth Quarter 2008 Restructuring Plan, by reportable segment, for the years ended December 31, 2012 and 2011 is set forth in the table below. There were no impairment charges of tangible long-lived assets for the year ended December 31, 2010.

	Years Ended December 31,
(In thousands)	2012	2011
Building Products
Long-lived asset impairment charges (recoveries), net	$(824)	$8,318

Total	$(824)	$8,318

The total impairment of tangible long-lived assets for the years ended December 31, 2012 and 2011 is included in long-lived asset impairment charges in the Consolidated Statements of Income.

5. INVENTORIES

The major classes of inventories were as follows:

	December 31,
(In thousands)	2012	2011
Raw materials	$115,268	$113,813
Work-in-progress and supplies	7,052	6,633
Finished goods	166,036	167,108

Inventories	$288,356	$287,554

6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31,
(In thousands)	2012	2011
Machinery and equipment	$1,492,612	$1,425,297
Buildings	203,678	203,621
Land and land improvements	90,415	89,364
Construction-in-progress	33,634	38,975

Property, plant and equipment, at cost	1,820,339	1,757,257
Less: accumulated depreciation	1,182,627	1,116,357

Property, plant and equipment, net	$637,712	$640,900

7. OTHER ASSETS, NET

Other assets, net of accumulated amortization, consisted of the following:

	December 31,
(In thousands)	2012	2011
Advances for long-term purchase contracts	$19,406	$31,154
Investment in joint ventures	6,051	6,419
Deferred financing costs, net	16,308	18,740
Long-term assets held for sale	13,829	14,750
Other	7,992	8,308

Total other assets, net	$63,586	$79,371

The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments usage over the terms of the related contracts. Deferred financing costs amortized as interest expense during 2012, 2011 and 2010 were $3.6 million, $3.6 million and $4.3 million, respectively. Long-term assets held for sale include real estate properties in the U.S. In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18 million, resulting in a gain of $17.4 million that is included in the gain on sale of assets in the Consolidated Statements of Income for the year ended December 31, 2012. This air separation unit was included in assets held for sale, in the amount of $0.6 million as of December 31, 2011. Concurrent with the sale, we entered into a long-term supply agreement with the purchaser to supply the Plaquemine facility with the products made by the air separation unit at market prices.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill Impairment Charges.    We performed our annual impairment testing for goodwill and other intangible assets as of October 1, 2012. We evaluate goodwill and other intangible assets for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of the reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses in estimating fair value. Our weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our operations. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired may become impaired in the future.

We have two segments that contain reporting units with goodwill and intangible assets. The chlorovinyls segment includes goodwill in our compound reporting unit and the building products segment includes goodwill primarily in our window and door profiles and our siding reporting units. The estimated fair value of the compound and siding reporting units exceeds the carrying value by more than 10 percent. Our window and door reporting unit's fair value also exceeded its carrying value by more than 10 percent. Its future earnings are significantly influenced by a recovery in the North American housing and industrial construction markets. Based on our sensitivity analysis, a 10 percent decrease in our annual earnings before interest and tax margin assumption or a greater than 10 percent decrease in our terminal multiple assumption used in our cash flow models for our window and door reporting unit could result in the carrying value exceeding the fair value. This would require us to perform step two of the impairment testing. Based on the information above, the Company determined that there were no goodwill impairments in 2012, 2011 or 2010.

In February 2011, we acquired Exterior Portfolio, which is now part of our building products segment. The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair value at the date of the acquisition, including the following allocations to goodwill and other intangible assets: $25.5 million to customer relationships, $5.5 million to technology, $4.5 million to trade names and the remaining $7.5 million to goodwill. In connection with the finalizing the allocation of the purchase price in February, 2012, we made certain measurement period adjustments which had the impact of increasing goodwill by $1.1 million.

Goodwill.    The following table provides the detail of the changes made to goodwill by reportable segment during the years ended December 31, 2012 and 2011.

(In thousands)	Chlorovinyls	Building Products	Total
Gross goodwill at December 31, 2010	$245,266	$152,058	$397,324
Addition from acquisition	-	6,388	6,388
Foreign currency translation adjustment	(2,411)	-	(2,411)

Gross goodwill at December 31, 2011	242,855	158,446	401,301
Accumulated impairment losses at December 31, 2011	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2011	$187,368	$26,240	$213,608

Gross goodwill at December 31, 2011	$242,855	$158,446	$401,301
Addition from acquisition	-	1,084	1,084
Foreign currency translation adjustment	2,523	-	2,523

Gross goodwill at December 31, 2012	245,378	159,530	404,908
Accumulated impairment losses at December 31, 2012	(55,487)	(132,206)	(187,693)

Net goodwill at December 31, 2012	$189,891	$27,324	$217,215

Indefinite-lived intangible assets.    At December 31, 2012 and December 31, 2011 our indefinite-lived assets consisted only of trade names. The following table provides the detail of the changes made to indefinite-lived intangible assets by reporting segment as of December 31, 2012 and 2011:

(In thousands)	Chlorovinyls	Building Products	Total
Balance at December 31, 2010	$372	$4,247	$4,619
Addition from acquisition	-	4,500	4,500
Foreign currency translation adjustment	(8)	(46)	(54)

Balance at December 31, 2011	364	8,701	9,065
Foreign currency translation adjustment	9	47	56

Balance at December 31, 2012	$373	$8,748	$9,121

Definite-lived intangible assets.    At December 31, 2012 and 2011, we also had customer relationship and technology intangible assets that relate to our building products segment, which are our only definite-lived intangible assets. As noted above, an additional $25.5 million attributable to customer relationships and $5.5 million attributable to technology relating to the Exterior Portfolio acquisition are included in the December 31, 2012 and 2011 building products segment balances.

The following table provides the detail of definite-lived intangible assets at December 31, 2012 and 2011:

	Building Products
(In thousands)	2012	2011
Gross carrying amounts at December 31:
Customer relationships	$35,238	$35,238
Technology	17,367	17,367

Total	52,605	52,605
Accumulated amortization at December 31:
Customer relationships	(8,695)	(6,860)
Technology	(9,608)	(8,095)

Total	(18,303)	(14,955)
Net carrying amounts at December 31:
Customer relationships	26,543	28,378
Technology	7,759	9,272

Total	$34,302	$37,650

The weighted average estimated useful life remaining for customer relationships and technology is approximately 15 years and 5 years, respectively. Amortization expense for the definite-lived intangible assets was $3.3 million, $3.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total definite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $3.3 million per year.

9. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

In December 2009, we refinanced part of our debt and entered into a senior secured asset-based revolving credit agreement due January 2014 (the "Prior ABL Revolver") and issued $500.0 million in principal amount our 9 percent notes. On December 31, 2012 and 2011, we had no outstanding principal borrowings under the Prior ABL Revolver. At December 31, 2012 and 2011, we had outstanding letters of credit totaling $11.5 million and $15.8 million, respectively. On December 31, 2012 and 2011, we had $448.1 million and $497.5 million, respectively, outstanding, net of original issuance discount on the 9 percent notes, all of which were non-current.

On January 14, 2011, we entered into an amendment to the Prior ABL Revolver. The amendment extended the maturity date of the Prior ABL Revolver by two years to January 13, 2016, eliminated the $15 million availability block, reduced the unused commitment fees, reduced the applicable margins for borrowings under the Prior ABL Revolver and amended the average excess availability amounts to which those margins applied. Borrowings under the Prior ABL Revolver were secured by substantially all of our assets.

The weighted average interest rate under the Prior ABL Revolver was 4.8 percent and 4.3 percent as of December 31, 2012 and December 31, 2011, respectively. In addition to paying interest on outstanding principal under the Prior ABL Revolver, we were required to pay a fee in respect of the unutilized commitments and we were also required to pay customary letter of credit fees equal to the applicable margin on LIBOR loans and agency fees.

The Prior ABL Revolver required that, if excess availability was less than $45 million, we complied with the minimum fixed charge coverage ratio of at least 1.10 to 1.00. At December 31, 2012 and

December 31, 2011, excess availability was $288.5 million and $284.2 million, respectively. In addition, the Prior ABL Revolver included affirmative and negative covenants that, subject to significant exceptions, limited our ability and the ability of our subsidiaries to, among other things: incur, assume or permit to exist, additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and asset sales; prepay, redeem or purchase certain indebtedness including the 9 percent notes; amend or otherwise alter terms of certain indebtedness, including the 9 percent notes; engage in certain transactions with affiliates; and alter the business that we conduct.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Prior ABL Revolver exceeded the lesser of (i) the commitment amount and (ii) the borrowing base, we would have been required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If the amount available under the Prior ABL Revolver was less than $60 million for a period of three consecutive business days or certain events of default would have occurred, we would have been required to deposit cash from our material deposit accounts (including all concentration accounts) daily in a collection account maintained with the administrative agent under the Prior ABL Revolver, which would have been used to repay outstanding loans and cash collateralize letters of credit. Borrowings under the Prior ABL Revolver were secured by substantially all of our assets.

On January 28, 2013, we refinanced the Prior ABL Revolver as described in Note 2 to these consolidated financial statements.

On October 12, 2012 we redeemed $50.0 million aggregate principal amount of the 9 percent notes for $51.5 million, which is equal to 103 percent of the aggregate principal amount of the 9 percent notes that were redeemed per the original indenture for such notes, plus accrued interest of approximately $1.1 million. In addition, on January 17, 2013, we commenced the Tender Offer described in Note 2 to these consolidated financial statements to repurchase the $450.0 million outstanding principal amount of our 9 percent notes. The Tender Offer resulted in the repurchase of 99.3 percent of the 9 percent notes for approximately $502.3 million which included a make-whole payment of $55.4 million. On February 1, 2013, we issued a redemption notice effective March 4, 2013 to redeem the 0.7 percent of the 9 percent notes that remain outstanding following the expiration of the Tender Offer. On February 1, 2013, we also entered into a supplemental indenture to the indenture governing the 9 percent notes with the trustee thereunder following the receipt of consents of the requisite holders of the 9 percent notes, which removed substantially all of the restrictive covenants and certain events of default and other provisions in the indenture governing the 9 percent notes.

On April 4, 2011, we redeemed all of our 7.125 percent senior notes due 2013 and 9.5 percent senior notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million. On October 20, 2011, we redeemed all of our 10.75 percent senior subordinated notes due 2016 at $105.375 per $100 face value of such notes, for an aggregate payment of $44.1 million, including early redemption costs. The redemption of these notes required payments on original issuance discounts and retirement premiums that were recorded throughout 2011 in the period of redemption. On December 29, 2011, we repaid in full our other note payable for $18.0 million.

Scheduled maturities and cash interest.    Scheduled maturities of long-term debt outstanding at December 31, 2012 are nil in 2013 to 2017 and $450.0 million thereafter. Cash payments for interest during the years ended December 31, 2012, 2011 and 2010 were $55.8 million, $63.4 million and $45.3 million, respectively.

Lease Financing Obligation.    At December 31, 2012 and 2011 we had a lease financing obligation of $112.3 million and $109.9 million, respectively. The increase from the December 31, 2011 balance to the December 31, 2012 balance is due to the fluctuation of the dollar against the Canadian currency. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of 10 years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale under generally accepted accounting principles. As a result, the land, building and related accounts continue to be recognized in the Consolidated Balance Sheets. The amount of the collateralized letter of credit was $5.9 million and $8.0 as of December 31, 2012 and 2011, respectively. We are not obligated to repay the lease financing obligation amount of $112.3 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements at December 31, 2012 are $7.8 million in 2013, $7.8 million in 2014, $8.1 million in 2015, $8.2 million in 2016, $2.0 million in 2017 and nil thereafter. The change in the future minimum lease payments from the December 31, 2011 balance is due to the change in the Canadian dollar exchange rate for the year ended December 31, 2012.

10. COMMITMENTS AND CONTINGENCIES

Leases.    We lease railcars, storage terminals, computer equipment, automobiles, warehouses and office space under non-cancelable operating leases with varying maturities through the year 2018. Future minimum payments under these non-cancelable operating leases as of December 31, 2012 are $19.2 million in 2013, $16.1 million in 2014, $12.5 million in 2015, $8.6 million in 2016, $5.8 million in 2017 and $1.3 million thereafter. Total lease expense was approximately $33.5 million, $33.5 million and $33.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Lease expense is recognized on a straight-line basis over the term of the lease.

Letters of Credit.    As of December 31, 2012 and 2011, we had outstanding letters of credit totaling approximately $11.5 million and $15.8 million, respectively. These outstanding letters of credit directly reduced the availability under our Prior ABL Revolver as of December 31, 2012 and 2011, respectively. These letters of credit, which typically have terms from one month to one year, primarily provide additional security for payments to real property lessors and financial assurance to states for environmental closures, post-closure costs and potential third party liability awards.

Purchase Commitments.    We have long-term raw material purchase agreements with variable and fixed payment obligations through 2014. The variable component of future payments is based on market prices of commodities used in production. Under these contracts we were required to prepay a certain portion of the fixed and determinable costs, of which we have capitalized $19.4 million and $31.2 million as of December 31, 2012 and 2011, respectively, included in other assets, net, in the accompanying Consolidated Balance Sheets. We amortize these advances over the lives of the applicable contracts. We analyze the recoverability of these prepaid manufacturing costs based on the creditworthiness of the manufacturer and the performance under the terms of the contract. In addition, these purchase commitments are at market prices and are designed to assure a source of supply. The aggregate amount of payments made under the fixed and determinable cost component of these agreements for purchases in 2012, 2011 and 2010 was $110.9 million, $187.1 million and $156.8 million, respectively. Additionally, in the year ended December 31, 2012 we made a significant amount of raw material purchases from one of our suppliers totaling approximately $372 million and had an account payable to this supplier of $28.2 million as of December 31, 2012.

Legal Proceedings.    In August 2004 and January and February 2005, the U.S. Environmental Protection Agency (the "EPA") conducted environmental investigations of our manufacturing facilities in

Aberdeen, Mississippi and Plaquemine, Louisiana, respectively. The EPA informed us that it identified several "areas of concern," and indicated that such areas of concern may, in its view, constitute violations of applicable requirements, thus warranting monetary penalties and possible injunctive relief. In lieu of pursuing such relief through its traditional enforcement process, the EPA proposed that the parties enter into negotiations in an effort to reach a global settlement of the areas of concern and that such a global settlement cover our manufacturing facilities at Lake Charles, Louisiana and Oklahoma City, Oklahoma as well. In 2006, we were informed by the EPA that its regional office responsible for Oklahoma and Louisiana desired to pursue resolution of these matters on a separate track from the regional office responsible for Mississippi. During 2007, we reached an agreement with the EPA's regional office responsible for Mississippi on the terms and conditions of a consent decree that would settle EPA's pending enforcement action against our Aberdeen, Mississippi facility. The parties have executed a consent decree, which was approved by the federal district court in Atlanta, Georgia. Under the consent decree, we are required to, among other things; undertake certain other environmental improvement capital projects. We estimate that the remaining cost of completing these capital projects is approximately $1.1 million.

We have not yet reached a settlement with the EPA's regional office responsible for Oklahoma and Louisiana. However, on November 17, 2009, we received a unilateral administrative order ("UAO") from this EPA's regional office relating to our Plaquemine facility. The UAO, issued pursuant to Section 3013(a) of the Resource Conservation and Recovery Act, required us to take certain monitoring and assessment activities in and around several of our wastewater and storm water conveyance systems at those locations. In June 2011, we submitted the completed UAO report to the EPA and the Louisiana Department of Environmental Quality (the "LDEQ"). In August 2011, we received a letter from the LDEQ indicating that it had reviewed the UAO report and had no objections to the findings in the report. We have not had any further communication from the EPA regarding the UAO report.

We have also received several compliance orders and notices of potential penalties from the LDEQ. On December 17, 2009, we received a Notice of Potential Penalty ("NOPP") from LDEQ containing allegations of violations of Louisiana's hazardous waste management regulations. On October 7, 2010, we received a Compliance Order from LDEQ that also contained allegations of violations of hazardous waste management regulations. On October 1, 2010, we received Consolidated Compliance Orders and Notices of Potential Penalties ("CCONPPs") for both the Plaquemine, Louisiana and our operating site in Lake Charles, Louisiana that we operated prior to the Transactions (the "Lake Charles North Facility"). These CCONPPs allege violations of reporting, recordkeeping and other requirements contained in Louisiana's air pollution control regulations.

Some of the allegations contained in these compliance orders and notices of potential penalties may potentially be similar to the "areas of concern" raised by the EPA that are discussed above. These compliance orders and notices of potential penalties do not identify specific penalty amounts. It is likely that any settlement, if achieved, will result in the imposition of monetary penalties, capital expenditures for installation of environmental controls and/or other relief. We have estimated our exposure arising from this matter and established a reserve based on that estimate and our belief that it is probable a liability has been incurred. We do not expect that such costs will have a material effect on our financial position, results of operations or cash flows.

In addition, we are currently, and may in the future become, subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position, results of operations or statement of cash flows.

Environmental Regulation.    There are several serious environmental issues concerning vinyl chloride monomer ("VCM") production at our Lake Charles North Facility, which we acquired from CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) in 1999, and substantial investigation of the groundwater at the site has been conducted. Groundwater contamination was first identified in 1981. Groundwater remediation through the installation of groundwater recovery wells began in 1984. The site currently contains an extensive network of monitoring wells and recovery wells. Investigation to determine the full extent of the contamination is ongoing. It is possible that offsite groundwater recovery will be required, in addition to groundwater monitoring. Soil remediation could also be required.

Investigations by federal and state environmental authorities concerning contamination of an estuary near our Lake Charles North Facility, known as the Calcasieu Estuary, have been ongoing. It is possible that this estuary will be listed as a Superfund site and will be the subject of a natural resource damage recovery claim. It is estimated that there are approximately 200 potentially responsible parties associated with the estuary contamination. CONDEA Vista is included among these parties with respect to its Lake Charles North Facility, including the VCM facility we acquired. CONDEA Vista is participating in a privately-led remediation of Bayou Verdine, a particular section of the Calcasieu Estuary that recently began and is expected to continue through 2013. The ultimate cost for completion of remedial activities in Bayou Verdine is unknown at this time.

Although CONDEA Vista is not expected to have liability for any other sections of the Calcasieu Estuary, Superfund statutes may impose joint and several liability for the entire cost of investigations and remedial actions on any company that generated the waste, arranged for disposal of the waste, transported the waste to the disposal site, selected the disposal site, or currently or formerly owned, leased or operated the disposal site or a site otherwise contaminated by hazardous substances. Any or all of the responsible parties may be required to bear all of the costs of cleanup regardless of fault, legality of the original disposal or ownership of the disposal site. Currently, we discharge our wastewater to CONDEA Vista, which has a permit to discharge treated wastewater into the estuary.

CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyl business we acquired from it, including our Lake Charles North Facility. For all matters of environmental contamination that were known at the time of acquisition (November 1999), we may make a claim for indemnification at any time. For any environmental matters that were then unknown we must generally have made such claims for indemnification before November 12, 2009. No such material claims were made.

At our Lake Charles North Facility, CONDEA Vista continued to conduct the ongoing remediation at its expense until November 12, 2009. We are now responsible for remediation costs up to $150,000 of expense per year, as well as costs in any year in excess of this annual amount, up to an aggregate one-time amount of approximately $2.3 million. At December 31, 2012, we had incurred an aggregate of approximately $2.1 million of such excess remediation costs. As part of our ongoing assessment of our environmental contingencies, we determined certain remediation costs to be probable and reasonably estimable and had a $3.0 million accrual in other non-current liabilities as of December 31, 2012. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

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

In August 2012, CONDEA Vista transmitted to us the results of a pre-closure investigation of the former Oklahoma City facility's resin settling ponds, as well as a preliminary cost estimate for activities related to the ultimate closure of these ponds. Under Oklahoma Department of Environmental Quality ("ODEQ") regulations for operation and closure of wastewater treatment facilities, these ponds are required to undergo closure as a result of the closing of the facility. Based on the results of the pre-closure investigation and cost estimate, we believe that some remediation may be required to meet ODEQ requirements and that we may be liable for a portion of such remediation costs. We do not believe that resolution of this matter will have a material effect on our financial position, results of operations or cash flows.

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

11. RELATED PARTY TRANSACTIONS

Our joint ventures are accounted for using the equity method. At December 31, 2012, we owned a 50 percent interest in PHH Monomers, LLC ("PHH"), a manufacturing joint venture with PPG, to produce VCM used in our chlorovinyls segment. Prior to the consummation of the Transactions, we received 50 percent of the VCM production of PHH and consumed the majority of the production to produce our vinyl resins. Pursuant to the terms of the operating agreement and a related manufacturing and services agreement, PPG was the operator of PHH. Prior to the consummation of the Transactions, we purchased our share of the raw materials and paid 50 percent of the processing costs for the right to 50 percent of the VCM production of PHH. PHH has capacity to produce 1.15 billion pounds of VCM. Prior to the consummation of the Transactions, the chlorine needs of the PHH facility were supplied via pipeline, under a long-term market price based contract with PPG. PHH is an integral part of our manufacturing operations.

At December 31, 2012 and 2011, our investment in joint ventures included in our chlorovinyls segment was $2.2 million and $1.2 million, respectively, which primarily represents our interest in the PHH production facility and is included in other long-term assets. Upon consummation of the Transactions on January 28, 2013, PHH became a wholly-owned subsidiary.

We own a 50 percent interest in several manufacturing joint ventures in the building products segment. We sell raw materials to these joint ventures at market prices. Sales of materials to these joint ventures for years ended 2012, 2011 and 2010 were $14.9 million, $11.0 million and $11.8 million, respectively. As of December 31, 2012 and 2011, our investment in these manufacturing joint ventures was $3.8 million and $5.2 million, respectively.

At December 31, 2012 and 2011, we had $0.9 million and $0.8 million, respectively, of liabilities due to these related parties included in accounts payable. At December 31, 2012 and 2011, we had $5.3 million and $8.9 million, respectively, of receivables due from these related parties included in accounts receivable. Our equity in earnings from our joint ventures was $2.9 million, $2.4 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12. STOCK-BASED COMPENSATION

On May 17, 2011, our shareholders approved the Axiall Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). Under the 2011 Plan as it existed at December 31, 2012, we were authorized to grant various stock-based compensation awards for up to 1,800,000 shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of December 31, 2012, there were 1,193,782 shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our previously existing equity compensation plans.

Total after-tax share-based compensation cost by type of program was as follows:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Restricted stock units expense	$9,050	$6,433	$2,784
Stock options expense	23	225	703

Before-tax share-based compensation expense	9,073	6,658	3,487
Income tax benefit	(2,785)	(1,755)	(943)

After-tax share-based compensation expense	$6,288	$4,903	$2,544

The amount of share-based compensation cost capitalized in 2012, 2011 and 2010 was not material.

As of December 31, 2012 and 2011, we had approximately $8.9 million and $6.3 million, respectively, of total unrecognized compensation costs related to nonvested share-based compensation, which we will record in our Consolidated Statements of Income over a weighted average recognition period of approximately one year. The total fair values of shares vested as of December 31, 2012, 2011 and 2010 were approximately $5.3 million, $5.3 million and $7.0 million, respectively.

Stock Options.    A summary of stock option activity under all plans during 2012 is as follows:

	Year Ended December 31, 2012
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2012	132,664		$297.41
Exercised	(2,320)		21.40
Expired	(4,780)		553.59

Outstanding on December 31, 2012	125,564	4.7 years	$292.76	$931

Exercisable as of December 31, 2012	125,564	4.7 years	$292.76	$931
Vested or expected to vest as of December 31, 2012	125,564	4.7 years	$292.76	$931

During the years ended December 31, 2012 and 2011, we granted no options to purchase shares. The fair value of stock options when granted has been estimated as of the date of grant using the Black-Scholes option pricing model. Option exercise prices are equal to the closing price of our common stock on the date of grant. Options vest over a three year period from the date of grant and expire no more than 10 years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the years ended December 31, 2011 and 2010. The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms
$8.75 to $41.50	50,148	$22.73	6.2 years
$90.50 to $476.00	32,483	212.67	4.5 years
$510.75 to $1,334.50	42,933	668.77	3.3 years

Total $8.75 to $1,334.50	125,564	$292.76	4.7 years

Restricted Stock Units.    A summary of restricted stock units activity under all plans during 2012 is as follows:

	Year Ended December 31, 2012
	Shares	Weighted Average Remaining Contractual Terms	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In thousands)
Outstanding on January 1, 2012	792,815		$17.00
Granted	409,351		30.18
Vested and released	(460,804)		11.35
Forfeited	(24,455)		25.86

Outstanding on December 31, 2012	716,907	1.6 Years	$27.86	$29,594

Vested or expected to vest as of December 31, 2012	710,894	1.5 Years	$27.84	$29,346

During 2012, 2011 and 2010, we granted 409,351, 290,003 and 154,048 restricted stock units, respectively, to certain key employees and non-employee directors. The restricted stock units normally vest over a one or three-year period. The weighted average grant date fair value per share of restricted stock units granted during 2012, 2011 and 2010, was $30.18, $27.55 and $16.37, respectively, which is based on the stock price as of the date of grant or, in the case of the performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $15.8 million, $8.1 million and $5.6 million, respectively. Restricted stock surrendered in satisfaction of required minimum tax withholding obligations was 152,759, 126,934 and 128,654 shares during 2012, 2011 and 2010, respectively.

In May 2012 and 2011, we granted PRSUs, which are a form of restricted stock units in which the number of shares ultimately earned depends on our stock price performance measured against specified performance targets. Following each vesting period, the number of PRSUs subject to award is determined by multiplying the target award by a percentage ranging from 0 percent to 150 percent. The percentage is based on predetermined performance metrics related to our stock price for the stated period. The PRSUs are included with all restricted stock units in all calculations.

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

	PRSU Grants Years Ended December 31,
	2012	2011
Assumptions:
Risk-free interest rate	0.44%	0.95%
Expected life	3.0 years	3.0 years
Expected volatility	45%	45%
Expected dividend yield	1.07%	-%

Nonvested shares.    A summary of the status of the nonvested share activity under all plans during 2012 is as follows:

	Year Ended December 31, 2012
	Shares	Weighted Average Grant Date Fair Value
Nonvested on January 1, 2012	798,710	$16.81
Granted	409,351	$30.18
Vested	(487,515)	$11.76
Forfeited and expired	(24,455)	$25.86

Nonvested on December 31, 2012	696,091	$27.90

13. EMPLOYEE RETIREMENT PLANS

We have certain employee retirement plans that cover substantially all of our employees. The expense incurred for these plans was $9.1 million, $8.0 million and $2.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively. These plans are discussed below.

Most employees are covered by defined contribution plans under which we made contributions to individual employee accounts. We had expense related to our U.S. defined contribution plan of approximately $4.8 million, $3.7 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. We also had an expense related to our Canadian defined contribution plan of approximately $2.5 million and $2.1 million, for the years ended December 31, 2012 and 2011, respectively. In July 2010, we announced the reinstatement of our Company match for our U.S. and Canadian retirement savings plans. On October 1, 2012, we announced and implemented an additional Company Retirement Contribution to our U.S. retirement savings plan.

13. EMPLOYEE RETIREMENT PLANS (Continued)

U.S. employees hired before January 1, 2009 are covered by a defined benefit cash balance pension plan, which was frozen to future benefit accruals in 2009. Employees who worked at our now-closed manufacturing facility in Sarnia, Ontario were previously covered by a defined benefit pension plan. In connection with the closure of that manufacturing facility in December 2008, we decided to wind-up the Canadian pension plan. All future benefit obligations for this pension plan were fully funded in 2011 with a contribution in the amount of approximately $0.8 million with a corresponding settlement charge recognized during the year ended December 31, 2011.

Benefit Obligations.    The reconciliation of the beginning and ending balances of the projected benefit obligation for defined benefit plans is as follows:

	As of December 31,
(In thousands)	2012	2011
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$147,290	$143,133
Interest cost	7,193	7,397
Actuarial loss	19,087	10,226
Foreign currency translation adjustment	-	58
Gross benefits paid	(5,059)	(13,524)

Projected benefit obligation, end of year	$168,511	$147,290

Accumulated benefit obligation, end of year	$168,511	$147,290

The accumulated benefit obligation is defined as the actuarial present value of pension benefits (whether vested or unvested) attributed to employee service rendered before December 31, 2012 and 2011, respectively, and based on employee service and compensation prior to the applicable date. The accumulated benefit obligation is equal to the projected benefit obligation at December 31, 2012 and 2011 because no future benefits are accruing under the pension plans.

Plan Assets.    The summary and reconciliation of the beginning and ending balances of the fair value of the plans' assets were as follows:

	As of December 31,
(In thousands)	2012	2011
Change in Plan Assets
Fair value of plan assets, beginning of year	$107,738	$122,509
Actual return on plan assets	12,732	(2,401)
Foreign currency translation adjustment	-	60
Employer contribution	419	1,094
Gross benefits paid	(5,059)	(13,524)

Fair value of plan assets, end of year	$115,830	$107,738

13. EMPLOYEE RETIREMENT PLANS (Continued)

The Plan classifies its investments based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level within the fair value hierarchy, a summary of the Plan's investments measured at fair value and the target and current allocation.

Asset Category	Target Allocation 2013	Percentage of Plan Assets, December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands, except percentages)
Short-term investment fund		2%	$2,190	$-	$2,190	$-
US Equity securities:
Consumer discretionary sector			1,734	1,734	-	-
Consumer staples sector			4,151	4,151	-	-
Energy sector			1,158	1,158	-	-
Finance sector			581	581
Health care sector			2,985	2,985	-	-
Industrials sector			1,130	1,130	-	-
Information technology sector			4,390	4,390	-	-
Capital appreciation mutual fund			6,365	6,365	-	-
SMALL cap growth mutual fund			5,129	5,129	-	-
Pooled equity fund			19,200	-	-	19,200
Other			849	849	-	-

Total US equity securities:	43%	41%	47,672	28,472	-	19,200
International equity securities:
EUROPACIFIC GROWTH fund			24,981	24,981	-	-
Consumer staples sector			394	394	-	-
Emerging markets fund	5%	5%	5,340	5,340	-	-

Total International equity securities	20%	27%	30,715	30,715	-	-
Fixed income securities:
Pimco total return INSTL			22,899	22,899	-	-
Financial services sector			177	-	177	-

Total fixed income securities:	20%	20%	23,076	22,899	177	-
Long-biased hedge fund	10%	9%	10,579	-	-	10,579
Real estate partnership	2%	1%	1,598	-	-	1,598

Total			$115,830	$82,086	$2,367	$31,377

13. EMPLOYEE RETIREMENT PLANS (Continued)

Asset Category	Target Allocation 2012	Percentage of Plan Assets, December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In thousands, except percentages)
Short-term investment fund		1%	$1,547	$-	$1,547	$-
US equity securities:
Consumer discretionary sector			2,921	2,921	-	-
Consumer staples sector			4,475	4,475	-	-
Energy sector			1,638	1,638	-	-
Health care sector			3,276	3,276	-	-
Industrials sector			1,471	1,471	-	-
Information technology sector			4,258	4,258	-	-
Capital appreciation mutual fund			5,502	5,502	-	-
SMALL cap growth mutual fund			6,456	6,456	-	-
Pooled equity fund			17,308	-	-	17,308
Other			476	476	-	-

Total US equity securities:	43%	45%	47,781	30,473	-	17,308
International equity securities:
EUROPACIFIC GROWTH fund			20,955	20,955	-	-
Consumer staples sector			258	258	-	-
Information technology sector			1	1	-	-

Total International equity securities	20%	20%	21,214	21,214	-	-
Fixed income securities:
Pimco total return INSTL			25,184	25,184	-	-
Financial services sector			64	-	64	-

Total fixed income securities:	20%	23%	25,248	25,184	64	-
Long-biased hedge fund	10%	10%	10,359	-	-	10,359
Real estate partnership	2%	1%	1,447	-	-	1,447
Other securities			142	142	-	-
Emerging markets	5%	-%	-	-	-	-

Total			$107,738	$77,013	$1,611	$29,114

Funded Status.    The following table shows the funded status of the pension benefits, reconciled to the amounts reported on the balance sheets:

	As of December 31,
(In thousands)	2012	2011
Funded status, end of year:
Fair value of plan assets	$115,830	$107,738
Benefit obligations	168,511	147,290

Unfunded status	(52,681)	(39,552)

Amount recognized, end of year	$(52,681)	$(39,552)

Amounts recognized in the balance sheets consist of:
Current liability	$(419)	$(419)
Noncurrent liability	(52,262)	(39,133)

Amount recognized, end of year	$(52,681)	$(39,552)

Gross amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$77,459	$64,095
Prior service cost	99	103

Amount recognized, end of year	$77,558	$64,198

Changes in Other Comprehensive Income (Loss).    The following table summarizes the changes in plan assets and benefit obligations which were recognized in other comprehensive income (loss):

	Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) for Pension
	For the Years Ended December 31,
(In thousands)	2012	2011	2010
End of year:
Current year actuarial loss	$15,045	$22,172	$6,495
Amortization of actuarial loss	(1,680)	(1,539)	(794)
Current year prior service cost			110
Amortization of prior service cost	(4)	(4)	(4)

Total recognized in other comprehensive income (loss)	$13,361	$20,629	$5,807

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$13,549	$20,023	$4,498

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013, excluding any effects of the consummation of the Transactions, is $2.1 million consisting of:

(In thousands)	Pension
Actuarial loss	$2,133
Prior service cost	4

Total	$2,137

Net Periodic Benefit Cost (Income).    The amount of net periodic benefit cost (income) recognized includes the following components:

	Pension Benefit Years Ended December 31,
(In thousands)	2012	2011	2010
Components of net periodic benefit cost (income):
Interest cost	$7,193	$7,397	$7,747
Expected return on assets	(8,689)	(9,548)	(9,854)
Amortization of:
Prior service cost	4	4	4
Actuarial loss	1,680	1,539	794

Total net periodic benefit cost (income)	$188	$(608)	$(1,309)

Assumptions.    The major assumption used to determine benefit obligations for our pension plans is a weighted average discount rate, which was 4.00 percent and 5.00 percent at December 31, 2012 and 2011, respectively. The pension plans were frozen prior to 2010, therefore, a rate of compensation increase is not an applicable assumption in determining benefit obligations for our pension plans.

The major assumptions used to determine net periodic benefit cost (income) for pension plans are presented as weighted averages:

	Years Ended December 31,
	2012	2011	2010
Discount rate	5.00%	5.48%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.49%	8.66%

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

Our investment committee establishes investment policies and strategies and regularly monitors the performance of the plans' funds. Our investment strategy with respect to pension assets is to invest the assets in accordance with the "prudent investor" guidelines contained in the Employee Retirement Income Security Act of 1974 and fiduciary standards. Our policy on funding is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution.

Employer contributions include direct benefits paid under all pension plans of $0.4 million from employer assets in 2012, 2011 and 2010.

Expected Cash Flows.    We expect to make contributions of $0.4 million to our pension plans during 2013 in direct benefit payments. These contributions exclude payments to be made in connection with plans assumed upon the consummation of the Transactions. Expected benefit payments for all pension plans, excluding plans assumed in connection with the consummation of the Transactions, are as follows:

(In thousands)	Pension Benefits
Expected benefit payments
2013	$6,150
2014	6,802
2015	7,410
2016	7,996
2017	8,525
2018-2022	49,318

14. INCOME TAXES

For the years ended December 31, 2012, 2011 and 2010, income before taxes consists of the following:

	Years Ended December 31,
(In thousands)	2012	2011	2010
U.S. operations	$175,992	$48,855	$32,381
Foreign operations	1,792	4,685	11,576

Total	$177,784	$53,540	$43,957

Provision for (benefit from) income taxes consist of the following:

	Years Ended December 31,
(In thousands)	2012	2011	2010
Current income taxes:
Federal	$63,466	$17,200	$9,793
State	6,739	1,657	1,587
Foreign	(4,519)	(19,312)	(8,182)

Total current	65,686	(455)	3,198

Deferred income taxes:
Federal	(11,713)	(3,540)	(1,838)
State	3,251	(172)	(81)
Foreign	(1)	(50)	-

Total deferred	(8,463)	(3,762)	(1,919)

Provision for (benefit from) income taxes	$57,223	$(4,217)	$1,279

Income tax expense attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate to income before income taxes as follows:

	Years Ended December 31,
	2012	2011	2010
	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.7	2.3	1.8
Difference between U.S. and foreign tax rates	-	0.4	(2.3)
Tax credits	(1.3)	-	-
Domestic manufacturing deduction	(2.8)	(3.3)	(2.2)
Non-deductible compensation	0.2	0.6	0.5
Percentage depletion	(0.4)	(1.5)	(1.9)
Debt restructuring activities	-	-	1.6
Capitalized acquisition costs	2.1	-	-
Change in valuation allowance	0.3	0.9	(13.4)
Net change in unrecognized tax benefits	(3.5)	(39.6)	(17.3)
Other, net	(1.1)	(2.7)	1.1

Effective income tax rate	32.2%	(7.9)%	2.9%

Net cash payments (refunds) for income taxes during 2012, 2011 and 2010 were $54.3 million, $18.6 million and ($16.0 million), respectively.

Our net deferred tax liability consisted of the following major items:

	As of December 31,
(In thousands)	2012	2011
Deferred tax assets:
Receivables	$2,817	$1,416
Inventories	4,440	4,051
Net operating loss carryforwards	4,258	11,596
Employee compensation	10,789	7,762
Accrued liabilities	5,420	3,986
Tax credits	24,338	24,548
Environmental	2,683	2,254
Property, plant and equipment—foreign	91,255	80,707
Pension	19,990	15,872
Other deferred tax assets	1,181	1,357

Total deferred tax assets	167,171	153,549
Valuation allowance	(105,286)	(101,267)

Total deferred tax assets, net of valuation allowance	61,885	52,282
Deferred tax liability:
Property, plant and equipment—domestic	(111,958)	(113,767)
Intangible assets	(32,917)	(32,610)
Other	-	(3,066)
Debt restructuring	(50,617)	(50,338)
Foreign currency translation gain	(19,088)	(15,207)

Total deferred tax liability	(214,580)	(214,988)

Net deferred tax liability	$(152,695)	$(162,706)

As of December 31, 2012, we had U.S. State and Foreign net operating loss carryforwards ("NOLs"). Our Foreign NOLs relate to our operations in Canada and reside in both federal and provincial tax jurisdictions. The jurisdictional amount of NOLs as of December 31, 2012, and the years in which they will expire, are as follows (in thousands):

Jurisdiction	NOL Amount	Year of Expiration
U.S. state	$1,654	2013-2031
Canada federal	23,738	2027-2029
Canada provincial	1,196	2028-2029

As a result of the debt exchange completed in July 2009, we experienced a change in control as defined by the Internal Revenue Code. Due to this change in control, we will be unable to realize a portion of the benefit from the U.S. federal net operating losses arising before the acquisition of Royal Group. Therefore, we no longer carry those net operating losses as a deferred tax asset. This change in control will also limit our ability to deduct certain expenses in the future and, therefore, we have recorded deferred tax liabilities to reflect this limitation. The debt exchange may also limit our ability to realize the benefit of previously accrued state net operating losses, and we have recorded a valuation allowance to offset that tax benefit. In addition, in 2009 we recorded a $7.3 million valuation allowance on certain deferred tax assets in Canada that, in the judgment of management, are not more likely than not to be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income and tax-planning strategies available to us in making this assessment. In 2012, the Company's Canadian operations generated book income of approximately $6.3 million. Substantially all of our valuation allowance relates to deferred tax assets in the Canadian jurisdiction. Our valuation allowance increased from $101.3 million at December 31, 2011 to $105.3 million at December 31, 2012 predominantly because of foreign exchange differences and the increase in the valuation allowance attributable to certain Canadian deferred tax assets. We evaluate the recoverability of deferred tax assets and the provisions for valuation allowance periodically based on our projections of future taxable earnings, timing of the reversal of future taxable temporary differences (including the impact of available carryback and carryforward periods) and tax planning strategies available to us to determine the timing and extent we will release our valuation allowance against our net deferred tax assets in Canada in the future. In order to fully realize the deferred tax assets, we will need to generate future taxable income before the expiration of the deferred tax assets.

Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2012 and 2011 will result in an income tax benefit if realized in a future year of $105.3 million and $101.3 million, respectively.

As of December 31, 2012, we had U.S. state and foreign tax credit carryovers. These tax credits expire over varying amounts and periods as follows (in thousands):

Jurisdiction	Tax credit Carryover Amount	Year of Expiration
U.S. state tax credits (gross of federal benefit)	$21,936	indefinite
Foreign tax credits	10,079	2018-2030

The foreign tax credit includes approximately $4.8 million of foreign income tax credits that were recorded as a result of our acquisition of Royal Group. The balance of the foreign tax credits was earned during the period from the acquisition date of Royal Group through December 31, 2012.

We are not permanently reinvested with respect to earnings of our foreign subsidiaries. As a result of accumulated losses in our foreign subsidiaries, we did not record a deferred tax liability with respect to repatriating the earnings of our foreign subsidiaries.

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

As of December 31, 2012 and 2011, our liability for unrecognized income tax benefits was approximately $23.5 million and $28.9 million, respectively. Of these amounts, as of December 31, 2012 and 2011, approximately $11.9 million and $13.0 million, respectively, relates to accrued interest and penalties. If recognized, $17.4 million of this amount would affect our effective tax rate. For each of the years ended December 31, 2012, 2011 and 2010, we recognized approximately $0.8 million, $1.5 million and $1.5 million, respectively, of additional interest expense in our income tax provision related to our liability for unrecognized income tax benefits. During 2013, it is reasonably possible that uncertain tax positions in the U.S. and Canada will be recognized as a result of the lapse of the applicable statute of limitations. The aggregate amount of these positions is approximately $4.6 million. We are under examination by the Internal Revenue Service for the year ended December 31, 2009. The results of the Internal Revenue Service examination cannot presently be determined.

The following table describes the tax years that remain subject to examination by major tax jurisdiction:

Tax Jurisdiction	Open Years
United States Federal	2009-2012
Canada	2008-2012
Various states	2006-2012

A reconciliation of the liability for unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Balance as of beginning of the year	$28,884	$53,315	$58,458
Additions for current year tax positions	311	210	3,329
Additions for prior year tax positions (including interest and penalties of $826, $1,533 and $1,522 for the years ended December 31, 2012, 2011 and 2010, respectively)	1,508	1,533	1,626
Reductions for prior year tax positions	(58)	(19,345)	(7,715)
Settlements	(306)	(2,095)	(1,303)
Reductions related to expirations of statute of limitations	(7,250)	(3,675)	(3,215)
Foreign currency translation	398	(1,059)	2,135

Balance as of the end of the year	$23,487	$28,884	$53,315

15. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates, foreign currency exchange rates and commodity prices. When entered into, we formally designate and document the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedged transaction. We formally assess both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets therefore, any hedging ineffectiveness is not material. We do not enter into derivative financial instruments for trading purposes.

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

We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, we must designate the instrument as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation, depending on the exposure being hedged.

Commodity Price Risk Management.    The availability and price of our commodities are subject to fluctuations due to unpredictable factors in global supply and demand. To reduce price risk caused by market fluctuations, we may or may not enter into derivative contracts, such as swaps, futures and option contracts with financial counter-parties, which are generally less than one year in duration. We designate any commodity derivatives as cash flow hedges. Our outstanding contracts are valued at market with the offset going to other comprehensive income (loss), net of applicable income taxes and any hedge ineffectiveness. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The fair value of our natural gas swap contracts was not material at December 31, 2012 and represented a current liability of $0.7 million at December 31, 2011.

Interest Rate Risk Management.    From time to time, we maintain floating rate debt, which exposes us to changes in interest rates. Our policy is to manage our interest rate risk through the use of a combination of fixed and floating rate instruments and interest rate swap agreements. We designated all our interest rate derivatives as cash flow hedges. At December 31, 2012 and 2011, we had no interest rate swaps. The effective portion of the mark-to-market effects of our cash flow hedge instruments is recorded to accumulated other comprehensive loss ("AOCI") until the underlying interest payments are realized. The unrealized amounts in AOCI fluctuate based on changes in the fair value of open contracts at the end of each reporting period.

Foreign Currency Risk Management.    Our international operations require active participation in foreign exchange markets. We may or may not enter into foreign exchange forward contracts and options and cross-currency swaps to hedge various currency exposures or create desired exposures. At December 31, 2012 and 2011, we had no foreign currency hedge contracts.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and commodity forward purchase contracts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair value of our 9 percent notes is based on quoted market values. In January 2013, we initiated the Tender Offer to repurchase the $450.0 million outstanding principal amount of our 9 percent notes. The Tender Offer resulted in the redemption of 99.3 percent of the 9 percent notes for approximately $502.3 million, which includes a make-whole payment of $55.4 million. On February 1, 2013, we issued a redemption notice effective March 4, 2013 to redeem the 0.7 percent of the 9 percent notes that remain outstanding following the expiration of the Tender Offer. The fair value of our natural gas forward purchase contracts are determined with Level 2 inputs based on quoted market values for similar but not identical financial instruments.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1—	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2—	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3—	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The fair value of Level 3 investments in our employee retirement plans was valued primarily based on trade information from multiple fund portfolios. Level 3 investments in our employee retirement plans were $31.4 million and $29.1 million as of December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the increase in the fair value of Level 3 investments primarily relates to net unrealized gains. The pooled equity fund's objective is to provide long-term return in excess of the Russell 1000 Value Index. The pooled equity fund is primarily comprised of publicly quoted securities. The fair market value of the pooled equity fund is determined by using the net asset value ("NAV") calculation performed by the custodian of the fund. The long-biased hedge fund's objective is to generate superior, long-term return with minimal risk. The investment is a series in this fund that is 100% redeemable. The fair market value for the series is determined by using the NAV calculation performed by the portfolio managers. Liquidation of the investment in this fund is 100% of the investment balance at the end of the year with a 100 day holding period. Quarterly liquidation restriction is 25% of the investment balance with a 100 day holding period.

Our restructuring impairment charges in the year ended December 31, 2011 were determined by Level 3 inputs, primarily consisting of third party appraisals and assuming the assets would be liquidated or subsequently terminated.

The following is a summary of the carrying amount and estimated fair values of our fixed-rate long-term debt and natural gas forward purchase contracts as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
9.0 percent notes	$448,091	$501,750	$497,463	$525,315
Level 2
Derivative instruments:
Natural gas forward purchase contracts liability (assets)	(6)	(6)	721	721

17. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, VCM and vinyl resins at December 31, 2012) and compound products (vinyl compounds and compound additives and plasticizers). Our building products segment consists of two primary product groups: window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior moulding products; and vinyl-based home improvement and building products that are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names. We discontinued manufacturing and selling fence products in March 2012. Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers are provided in the table below.

Identifiable assets consist of property, plant and equipment used in the operations of the segment as well as inventory, receivables and other assets directly related to the segment. Unallocated and other assets include cash, certain corporate receivables and data processing equipment. The accounting policies of the reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies and Nature of the Business.

(In thousands)	Chlorovinyls	Aromatics	Building Products	Eliminations, Unallocated and Other		Total
Year Ended December 31, 2012:
Net sales	$1,344,908	$1,104,290	$876,638	$-		$3,325,836
Intersegment revenues	236,043	-	447	(236,490)		-

Total net sales	1,580,951	1,104,290	877,085	(236,490)		3,325,836
Transaction related costs, restructuring and other, net	1,259	-	1,504	36,070		38,833
Gain on sale of assets	(19,250)	-	-	-		(19,250)
Long-lived asset impairment charges (recoveries), net	-	-	(824)	-		(824)
Operating income	237,214	64,569	18,447	(82,020)	(1)	238,210
Depreciation and amortization	45,163	1,533	38,414	4,747		89,857
Capital expenditures	44,739	2,699	24,947	7,953		80,338
Total assets	966,405	180,124	604,532	50,254		1,801,315
Year Ended December 31, 2011:
Net sales	$1,318,678	$1,020,307	$883,899	$-		$3,222,884
Intersegment revenues	235,683	-	3	(235,686)		-

Total net sales	1,554,361	1,020,307	883,902	(235,686)		3,222,884
Transaction related costs, restructuring and other, net	521	-	2,750	-		3,271
Gain on sale of assets	(1,150)	-	-	-		(1,150)
Long-lived asset impairment charges	-	-	8,318	-		8,318
Operating income	143,304	10,370	7,500	(36,575)	(1)	124,599
Depreciation and amortization	56,014	1,483	39,658	4,367		101,522
Capital expenditures	37,059	1,637	23,843	3,843		66,382
Total assets	874,646	121,331	606,442	41,792		1,644,211
Year Ended December 31, 2010:
Net sales	$1,224,724	$799,676	$793,639	$-		$2,818,040
Intersegment revenues	245,977	-	140	(246,117)		-

Total net sales	1,470,701	799,676	793,779	(246,117)		2,818,040
Transaction related costs, restructuring and other, net	(340)	-	442	-		102
Operating income	114,297	23,335	14,554	(37,917)	(1)	114,269
Depreciation and amortization	59,524	1,405	33,695	5,067		99,691
Capital expenditures	22,810	2,641	20,263	-		45,714
Total assets	953,756	140,941	554,016	16,988		1,665,701
(1)
Includes shared services, administrative and legal expenses.

Sales by Product Line

The table below summarizes sales by product line as of December 31, 2012, 2011 and 2010. Our chlor-alkali and derivative products were, as of December 31, 2012, primarily comprised of chlorine and caustic soda, VCM and vinyl resins. Our compound products are comprised of vinyl compounds and compound additives and plasticizers. Our outdoor building products are comprised of siding, pipe and pipe fittings and deck. We discontinued manufacturing and selling fence products in March 2012. Our aromatics products consist of cumene, phenol and acetone products.

	Years Ended December 31,
(In thousands)	2012	2011	2010
Chlorovinyls
Chlor-alkali and derivative products	$886,224	$888,312	$839,037
Compound products	458,684	430,366	385,687

Total	1,344,908	1,318,678	1,224,724

Aromatics
Cumene products	763,473	603,830	520,493
Phenol/acetone products	340,817	416,477	279,183

Total	1,104,290	1,020,307	799,676

Building Products
Window & door profiles and moulding products	319,116	331,039	347,998
Outdoor building products	557,522	552,860	445,641

Total	876,638	883,899	793,639

Net Sales	$3,325,836	$3,222,884	$2,818,040

Geographic Areas

Sales are attributable to geographic areas based on customer location and are as follows for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net sales:
United States	$2,625,712	$2,450,365	$2,032,787
Non-U.S.	700,124	772,519	785,253

Net Sales	$3,325,836	$3,222,884	$2,818,040

Export sales were approximately 21 percent, 24 percent and 28 percent of our sales for the years ended December 31, 2012, 2011 and 2010, respectively. Based on destination, the principal international markets we serve are Canada and Asia. Net sales to Canada in 2012 were 16 percent of net sales as compared to 17 percent and 20 percent of net sales in 2011 and 2010, respectively.

Long-lived assets are attributable to geographic areas based on asset location. Long-lived assets by geographic area as of December 31, 2012 and 2011 are as follows:

	December 31,
(In thousands)	2012	2011
Long-lived assets:
United States	$423,511	$423,600
Non-U.S.	214,201	217,300

Total	$637,712	$640,900

Net assets (liabilities) are attributable to geographic areas based on the location of the legal entity. Net assets (liabilities) by geographic locations as of December 31, 2012 and 2011 are as follows:

	December 31,
(In thousands)	2012	2011
Net assets (liabilities):
United States	$699,601	$586,900
Non-U.S.	(96,054)	(98,236)

Total	$603,547	$488,664

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain quarterly financial data for the periods indicated:

	Quarters and Year Ended December 31, 2012
(In thousands, except per share data*)	Q1	Q2	Q3	Q4	Total
Net sales	$859,929	$867,713	$813,502	$784,692	$3,325,836
Gross margin	103,533	86,772	140,324	129,837	460,466
Operating income	68,255	28,400	73,922	67,633	238,210
Net income	35,313	13,619	39,336	32,293	120,561
Earnings per share:
Basic	$1.02	$0.39	$1.13	$0.93	$3.47
Diluted	$1.01	$0.39	$1.12	$0.92	$3.45

	Quarters and Year Ended December 31, 2011
	Q1	Q2	Q3	Q4	Total
Net sales	$787,936	$831,711	$929,636	$673,601	$3,222,884
Gross margin	75,708	82,986	97,828	46,737	303,259
Operating income (loss)	36,641	35,510	54,415	(1,967)	124,599
Net income (loss)	12,128	14,588	34,358	(3,317)	57,757
Earnings (loss) per share:
Basic	$0.35	$0.42	$0.99	$(0.10)	$1.66
Diluted	$0.35	$0.42	$0.99	$(0.10)	$1.66
*
Totaling quarterly data may differ from the annual audited amounts due to rounding.

19. SUPPLEMENTAL GUARANTOR INFORMATION

Axiall Corporation is effectively a holding company for all of its wholly-and majority-owned subsidiaries. Our payment obligations under the indenture for our 9 percent notes are guaranteed by Georgia Gulf Lake Charles, LLC, Axiall, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc. and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Guarantor Subsidiaries") of Axiall Corporation. The guarantees are full, unconditional and joint and several. Investments in subsidiaries in the following tables reflect investments in wholly-owned entities within Axiall Corporation. The Company's Guarantor Subsidiaries and Non-Guarantor Subsidiaries (defined below) are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting. We are required to present condensed consolidating financial information in order for the subsidiary guarantors of the Company's public debt to be exempt from certain reporting obligations under the Securities Exchange Act of 1934.

The following supplemental condensed consolidating balance sheet, statements of operations and statements of cash flows present the combined financial statements of the parent company and the combined financial statements of our Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors. The condensed consolidating financial information for the years ended December 31, 2011 and 2010 has been corrected to include comprehensive income. Management does not believe such correction is material to the previously issued financial statements.

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$131,027	$69,287	$-	$200,314
Receivables, net of allowance	2,204	989,063	55,273	(731,660)	314,880
Inventories	-	201,543	86,813	-	288,356
Prepaid expenses and other	-	11,917	2,785	-	14,702
Deferred income taxes	7,945	12,957	225	-	21,127

Total current assets	10,149	1,346,507	214,383	(731,660)	839,379
Property, plant and equipment, net	1,482	422,026	214,204	-	637,712
Long term receivables—affiliates	457,960	9,400	-	(467,360)	-
Goodwill	-	105,043	112,172	-	217,215
Intangible assets, net	-	40,936	2,487	-	43,423
Other assets, net	13,930	38,832	10,824	-	63,586
Investment in subsidiaries	1,446,560	-	-	(1,446,560)	-

Total assets	$1,930,081	$1,962,744	$554,070	$(2,645,580)	$1,801,315

Liabilities and Stockholders' Equity
Accounts payable	$745,067	$176,298	$21,519	$(731,660)	$211,224
Interest payable	18,892	-	-	-	18,892
Income taxes payable	-	13,887	1,233	-	15,120
Accrued compensation	-	29,414	15,284	-	44,698
Other accrued liabilities	983	38,513	21,663	-	61,159

Total current liabilities	764,942	258,112	59,699	(731,660)	351,093
Long-term debt	448,091	-	-	-	448,091
Lease financing obligation	-	-	112,269	-	112,269
Long-term payables—affiliates	-	-	467,360	(467,360)	-
Deferred income taxes	16,874	161,040	-	-	177,914
Other non-current liabilities	96,627	97,031	19,597	(104,854)	108,401

Total liabilities	1,326,534	516,183	658,925	(1,303,874)	1,197,768
Total stockholders' equity (deficit)	603,547	1,446,561	(104,855)	(1,341,706)	603,547

Total liabilities and stockholders' equity	$1,930,081	$1,962,744	$554,070	$(2,645,580)	$1,801,315

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$43,374	$45,201	$-	$88,575
Receivables, net of allowance	-	776,859	62,469	(582,579)	256,749
Inventories	-	207,854	79,700	-	287,554
Prepaid expenses and other	146	12,264	3,340	-	15,750
Deferred income taxes	-	14,769	220	-	14,989

Total current assets	146	1,055,120	190,930	(582,579)	663,617
Property, plant and equipment, net	1,292	422,302	217,306	-	640,900
Long term receivables—affiliates	447,661	-	-	(447,661)	-
Goodwill	-	103,959	109,649	-	213,608
Intangible assets, net	-	44,284	2,431	-	46,715
Other assets	15,646	51,296	12,429	-	79,371
Investment in subsidiaries	1,226,725	-	-	(1,226,725)	-

Total assets	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

Liabilities and Stockholders' Equity
Accounts payable	$572,600	$148,573	$20,193	$(573,179)	$168,187
Interest payable	20,930	-	1	-	20,931
Income taxes payable	(1,213)	1,213	1,202	-	1,202
Accrued compensation	-	11,572	8,171	-	19,743
Other accrued liabilities	419	43,691	24,715	-	68,825

Total current liabilities	592,736	205,049	54,282	(573,179)	278,888
Long-term debt	497,464	-	-	-	497,464
Lease financing obligation	-	-	109,899	-	109,899
Long-term payables—affiliates	-	-	457,061	(457,061)	-
Deferred income taxes	16,054	165,411	-	-	181,465
Other non-current liabilities	96,552	70,860	18,656	(98,237)	87,831

Total liabilities	1,202,806	441,320	639,898	(1,128,477)	1,155,547
Total stockholders' equity (deficit)	488,664	1,235,641	(107,153)	(1,128,488)	488,664

Total liabilities and stockholders' equity	$1,691,470	$1,676,961	$532,745	$(2,256,965)	$1,644,211

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income

Year Ended December 31, 2012

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$2,880,835	$611,078	$(166,077)	$3,325,836
Operating costs and expenses:
Cost of sales	-	2,517,928	513,519	(166,077)	2,865,370
Selling, general and administrative expenses	38,097	94,509	70,891	-	203,497
Transaction related costs, restructuring and other, net	35,832	2,455	546	-	38,833
Gain on sale of assets	-	(19,250)	-	-	(19,250)
Long-lived asset impairment charges	-	(824)	-	-	(824)

Total operating costs and expenses	73,929	2,594,818	584,956	(166,077)	3,087,626

Operating income (loss)	(73,929)	286,017	26,122	-	238,210

Other income (expense)
Interest income (expense), net	(89,878)	56,199	(23,465)	-	(57,144)
Loss on redemption and other debt costs	(2,720)	-	-	-	(2,720)
Foreign exchange gain (loss)	247	(61)	(748)	-	(562)
Equity in income of subsidiaries	233,316	748	-	(234,064)	-

Income before income taxes	67,036	342,903	1,909	(234,064)	177,784

Provision for (benefit from) income taxes	(53,525)	115,268	(4,520)	-	57,223

Net income	$120,561	$227,635	$6,429	$(234,064)	$120,561

Comprehensive income	$116,842	$219,839	$4,128	$(223,967)	$116,842

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income

Year Ended December 31, 2011

(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$2,747,075	$649,708	$(173,899)	$3,222,884
Operating costs and expenses:
Cost of sales	-	2,540,607	552,917	(173,899)	2,919,625
Selling, general and administrative expenses	32,000	73,652	62,569	-	168,221
Transaction related costs, restructuring and other, net	-	686	2,585	-	3,271
Gain on sale of assets	-	(1,150)	-	-	(1,150)
Long-lived asset impairment charges	-	3,445	4,873	-	8,318

Total operating costs and expenses	32,000	2,617,240	622,944	(173,899)	3,098,285

Operating income (loss)	(32,000)	129,835	26,764	-	124,599

Other income (expense)
Interest income (expense), net	(77,126)	35,823	(24,062)	-	(65,365)
Loss on redemption and other debt costs	(4,908)	-	-	-	(4,908)
Foreign exchange gain (loss)	(23)	75	(838)	-	(786)
Equity in income of subsidiaries	180,797	(416)	-	(180,381)	-

Income before income taxes	66,740	165,317	1,864	(180,381)	53,540

Provision for (benefit from) income taxes	8,983	6,163	(19,363)	-	(4,217)

Net income	$57,757	$159,154	$21,227	$(180,381)	$57,757

Comprehensive income	$39,816	$145,112	$23,551	$(168,663)	$39,816

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Income and Comprehensive Income

Year Ended December 31, 2010

(In thousands)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,455	$2,383,630	$613,103	$(191,148)	$2,818,040
Operating costs and expenses:
Cost of sales	-	2,206,220	516,110	(178,692)	2,543,638
Selling, general and administrative expenses	32,161	76,936	63,390	(12,456)	160,031
Transaction related costs, restructuring and other, net	-	587	(485)	-	102

Total operating costs and expenses	32,161	2,283,743	579,015	(191,148)	2,703,771

Operating income (loss)	(19,706)	99,887	34,088	-	114,269

Other income (expense)
Interest income (expense), net	(73,900)	25,954	(21,527)	-	(69,473)
Foreign exchange loss (gain)	132	13	(984)	-	(839)
Equity in income of subsidiaries	133,432	1,976	-	(135,408)	-

Income before income taxes	39,958	127,830	11,577	(135,408)	43,957

Provision for (benefit from) income taxes	(2,720)	12,181	(8,182)	-	1,279

Net income	$42,678	$115,649	$19,759	$(135,408)	$42,678

Comprehensive income	$46,782	$112,963	$11,672	$(124,635)	$46,782

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$62,320	$126,540	$42,386	$-	$231,246

Investing activities:
Capital expenditures	(357)	(62,627)	(17,354)	-	(80,338)
Proceeds from sale of assets	-	23,534	87	-	23,621
Distribution from affiliate	1,854	206	-	(2,060)	-

Net cash used in investing activities	1,497	(38,887)	(17,267)	(2,060)	(56,717)
Financing activities:
Long-term debt payments	(51,500)	-	-	-	(51,500)
Fees paid related to financing activities	(1,514)	-	-	-	(1,514)
Return of capital	-	-	(2,060)	2,060	-
Tax benefits from employee share-based exercises	2,747	-	-	-	2,747
Dividends paid	(8,318)				(8,318)
Stock compensation plan activity	(5,232)	-	-	-	(5,232)

Net cash (used in) provided by financing activities	(63,817)	-	(2,060)	2,060	(63,817)

Effect of exchange rate changes on cash and cash equivalents	-	-	1,027	-	1,027

Net change in cash and cash equivalents	-	87,653	24,086	-	111,739
Cash and cash equivalents at beginning of year	-	43,374	45,201	-	88,575

Cash and cash equivalents at end of year	$-	$131,027	$69,287	$-	$200,314

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$158,297	$1,736	$27,416	$-	$187,449

Investing activities:
Capital expenditures	(1,193)	(53,953)	(11,236)	-	(66,382)
Proceeds from sale of assets	-	1,218	25	-	1,243
Acquisitions, net of cash acquired	-	(71,371)	-	-	(71,371)

Net cash used in investing activities	(1,193)	(124,106)	(11,211)	-	(136,510)
Financing activities:
Long-term debt payments	(85,053)	(4)	-	-	(85,057)
Fees paid related to financing activities	(1,394)	-	(617)	-	(2,011)
Intercompany financing to fund acquisition	(72,067)	72,067	-	-	-
Tax benefits from employee share-based exercises	1,371	-	-	-	1,371
Stock compensation plan activity	39	-	-	-	39

Net cash (used in) provided by financing activities	(157,104)	72,063	(617)	-	(85,658)

Effect of exchange rate changes on cash and cash equivalents	-	-	536	-	536

Net change in cash and cash equivalents	-	(50,307)	16,124	-	(34,183)
Cash and cash equivalents at beginning of year	-	93,681	29,077	-	122,758

Cash and cash equivalents at end of year	$-	$43,374	$45,201	$-	$88,575

Axiall Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(In thousands)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$55,411	$100,283	$28,105	$-	$183,799

Investing activities:
Capital expenditures	-	(31,461)	(14,253)	-	(45,714)
Proceeds from sale of assets	-	16	1,053	-	1,069

Net cash used in investing activities	-	(31,445)	(13,200)	-	(44,645)
Financing activities:
Net change in ABL revolver	(56,000)	-	(353)	-	(56,353)
Long-term debt payments	-	(37)	-	-	(37)
Fees paid related to financing activities	(3,412)	-	82	-	(3,330)
Tax benefits from employee share-based exercises	4,001	-	-	-	4,001

Net cash used in financing activities	(55,411)	(37)	(271)	-	(55,719)
Effect of exchange rate changes on cash and cash equivalents	-	-	526	-	526

Net change in cash and cash equivalents	-	68,801	15,160	-	83,961
Cash and cash equivalents at beginning of year	-	24,880	13,917	-	38,797

Cash and cash equivalents at end of year	$-	$93,681	$29,077	$-	$122,758

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control.    There have been no changes to our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

To the Stockholders of Axiall Corporation:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company's management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the Company's independent registered public accounting firm, which also audited the Company's consolidated financial statements for the year ended December 31, 2012, included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included below.

/s/ PAUL D. CARRICO	/s/ GREGORY C. THOMPSON
Paul D. Carrico President and Chief Executive Officer February 28, 2013	Gregory C. Thompson Chief Financial Officer February 28, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Axiall Corporation

We have audited Axiall Corporation (formerly known as Georgia Gulf Corporation) and subsidiaries' ("the Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended of the Company and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 28, 2013

Item 9B.    OTHER INFORMATION.

None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information to be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Report" in our Proxy Statement for the 2013 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

We have adopted the Axiall Code of Ethics, which applies to all of our directors, officers and employees. The Code of Ethics is publicly available on our website at http://www.axiall.com under Investors. If we make any substantive amendments to our Code of Ethics or we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website. Also, we may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

In addition, our Corporate Governance Guidelines and the charters for our audit committee, compensation committee and nominating and governance committee are available on our website at http://www.axiall.com under Investors and are available in print to any stockholder who requests them from the Corporate Secretary of Axiall Corporation, 115 Perimeter Center Place, Suite 460, Atlanta, GA 30346. The information on our website is not a part of or incorporated by reference into, this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION.

The information to be set forth under the captions "Election of Directors—Compensation of Directors," and "Executive Compensation" in our Proxy Statement for the 2013 Annual Meeting of Stockholders is hereby incorporated by reference in response to this item.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be set forth under the caption "Security Ownership of Principal Stockholders and Management" in our Proxy Statement for the 2013 Annual Meeting of Stockholders, is hereby incorporated by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which our equity securities are authorized for issuance to employees as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	842,471	$292.76	(1)	1,193,782
Equity compensation plans not approved by security holders	—	—		—

Total	842,471	$292.76		1,193,782

(1)
Weighted-average exercise price excludes restricted share units which have no exercise price.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be set forth under the caption "Election of Directors" in our Proxy Statement for the 2013 Annual Meeting of Stockholders is hereby incorporated by reference in response to this item.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information to be contained in the section entitled "Ratification and Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Balance Sheets as of December 31, 2012 and 2011;
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010;
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010;
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010;
Notes to Consolidated Financial Statements; and
Report of Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedules. Schedule II—Valuation and Qualifying Accounts is included in Item 15(C).
(3)	Exhibits. Each management contract or compensatory plan or arrangement is preceded by an asterisk.
  (b)
  The following exhibits are filed as part of this Form 10-K:

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 18, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG Industries, Inc., Eagle Spinco, Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
2.2	Separation Agreement, dated as of July 18, 2012, by and between PPG Industries, Inc. and Eagle Spinco Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2012 and incorporated herein by reference).
2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 31, 2012, by and among Georgia Gulf Corporation (now known as Axiall Corporation), PPG industries, Inc., Eagle Spinco Inc. and Grizzly Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 2012 and incorporated herein by reference).

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Georgia Gulf Corporation (now known as Axiall Corporation) (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
3.1(a)	Amended and Restated Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock of Georgia Gulf Corporation (now known as Axiall Corporation) (included as Exhibit A to Exhibit 3.1).
3.2	Amended and Restated Bylaws of Georgia Gulf Corporation (now known as Axiall Corporation) (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).
3.3	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
3.4	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.1	Indenture, dated as of February 1, 2013, among the Company, the guarantors' party thereto and U.S. Bank, National Association, as trustee, relating to the 4.875% senior notes due 2023 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).
4.2	Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the initial guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 4.625% senior notes due 2021 of Eagle Spinco Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
4.3	First Supplemental Indenture, dated as of January 28, 2013, to the Indenture, dated as of January 28, 2013, by and among Eagle Spinco Inc., the additional guarantors party thereto and U.S. Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).
4.4	Indenture, dated as of December 22, 2009, between Georgia Gulf Corporation (now known as Axiall Corporation), the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent, relating to the 9 percent senior secured notes due 2017 (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010 and incorporated herein by reference).
4.5	First Supplemental Indenture, dated as of June 1, 2011, to the Indenture, dated as of December 22, 2009, between Georgia Gulf Corporation (now known as Axiall Corporation), the guarantors party thereto and U.S. Bank, National Association, as trustee.
4.6	Second Supplemental Indenture, dated as of January 28, 2013, to the Indenture, dated as of December 22, 2009, by and among the Company, Eagle Spinco Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).

Exhibit Number	Description
4.7	Third Supplemental Indenture, dated as of February 1, 2013, to the Indenture, dated as of December 22, 2009, by and among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).
4.8	Rights Agreement, dated as of January 16, 2012, by and between Georgia Gulf Corporation (now known as Axiall Corporation) and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the SEC on January 17, 2012 and incorporated herein by reference).
4.9	Amendment No. 1, dated May 8, 2012, to the Rights Agreement, dated as of January 16, 2012, by and between the Company and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed with the SEC on May 9, 2012 and incorporated herein by reference).
4.10	Form of 4.875% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.1).
4.11	Form of 4.625% Senior Notes due 2021 (included as Exhibit A to Exhibit 4.2).
10.1	Term Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the various affiliates of Eagle Spinco Inc. party thereto as guarantors, Barclays Bank PLC, as Administrative Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada and the other lenders party thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
10.2	Credit Agreement, dated December 22, 2009, among Georgia Gulf Corporation (now known as Axiall Corporation) and Royal Group, Inc., as Borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as a Lender and Swingline Lender, and as Administrative Agent, Co-Collateral Agent and Co-Syndication Agent, Wachovia Capital Finance Corporation (New England), as a Lender and as Co-Collateral Agent and Co-Syndication Agent and the other financial institutions party thereto, as Lenders (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010 and incorporated herein by reference).
10.3	Amended and Restated Credit Agreement, dated as of January 28, 2013, among Axiall Corporation, Eagle Spinco Inc. and Royal Group, Inc., as borrowers, the guarantors party thereto, General Electric Capital Corporation, as Administrative Agent, Wells Fargo Capital Finance, LLC, Barclays Bank PLC and the other lenders a party thereto (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
10.4	Amendment No. 2 to Revolving Credit Agreement, dated as of January 14, 2011, by and among Georgia Gulf Corporation (now known as Axiall Corporation), Royal Group, Inc., General Electric Capital Corporation, as Administrative Agent, Swingline Lender and Co-Collateral Agent, Wachovia Capital Finance Corporation (New England), as Co-Collateral Agent and L/C Issuer, and the Lenders party hereto, under that certain Credit Agreement, dated as of December 22, 2009 (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 and incorporated herein by reference).
10.5	Amendment No. 3 to Revolving Credit Agreement and Amendment No. 2 to U.S. ABL Guaranty and Security Agreement (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).

Exhibit Number	Description
10.6*	Form of 2006 Restricted Shares Units Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.7*	Form of 2006 Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.8*	Form of 2006 Nonqualified Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2006 and incorporated herein by reference).
10.9*	Form of 2012 Restricted Share Unit Agreement for Timothy Mann, Jr. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).
10.10*	Form of 2012 Restricted Share Unit Agreement for William L. Mansfield (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).
10.11*	Form of Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.12*	Form of Restricted Share Unit Agreement for Canadian Grantees (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 18, 2009 and incorporated herein by reference).
10.13*	Georgia Gulf Corporation 1998 Equity and Performance Incentive Plan (filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 333-59433) filed with the SEC on July 20, 1998 and incorporated herein by reference).
10.14*	Georgia Gulf Corporation Second Amended and Restated 2002 Equity and Performance Incentive Plan (filed as Annex A to the Company's Proxy Statement filed with the SEC on April 18, 2007 and incorporated herein by reference).
10.15*	Georgia Gulf Corporation Deferred Compensation Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012 and incorporated by reference herein).
10.16*	First Amendment to the Company's 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
10.17*	Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, effective as of May 15, 2007, as Amended and Restated Effective as of January 1, 2009 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 10, 2011 and incorporated herein by reference).
10.18*	First Amendment to the amended and restated Georgia Gulf Corporation Executive and Key Employee Change of Control Severance Plan, dated May 16, 2011 (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.19*	Description of Gregory C. Thompson's Compensation Arrangement (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 9, 2008 and incorporated herein by reference).

Exhibit Number	Description
10.20*	Letter agreement regarding employment of Timothy Mann, Jr. as Executive Vice President, General Counsel and Secretary (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 11, 2012 and incorporated herein by reference).
10.21*	Letter agreement regarding employment of Mark J. Orcutt (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 15, 2009 and incorporated herein by reference).
10.22*	Letter agreement regarding employment of Joseph C. Breunig, dated July 26, 2010 (filed as Exhibit 10 on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).
10.23*	Letter agreement regarding employment of Dean Adelman, Vice President, Human Resources, dated January 18, 2013.
10.24*	Form of Executive Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.25*	Form of Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the SEC on November 1, 2004 and incorporated herein by reference).
10.26*	Form of Forfeiture Notice (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 27, 2009 and incorporated herein by reference).
10.27*	Georgia Gulf Corporation 2009 Equity and Performance Incentive Plan (filed as Annex B to the Company's Proxy Statement filed with the SEC on August 24, 2009 and incorporated herein by reference).
10.28*	Form of Non-Employee Director Restricted Share Unit Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).
10.29*	Georgia Gulf Corporation 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.30*	Georgia Gulf Corporation Annual Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2011 and incorporated herein by reference).
10.31*	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.32*	Form of Performance Restricted Stock Unit Agreement for United States-based employees (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.33	Form of Performance Restricted Stock Unit Agreement for Canadian-based employees (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and incorporated herein by reference).
10.34	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 19, 2010 and incorporated herein by reference).
21	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31	Rule 13(a)-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: February 28, 2013	By:	/s/ PAUL D. CARRICO Paul D. Carrico President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL D. CARRICO Paul D. Carrico	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
/s/ GREGORY C. THOMPSON Gregory C. Thompson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2013
/s/ T. KEVIN DENICOLA T. Kevin DeNicola	Director	February 28, 2013
/s/ PATRICK J. FLEMING Patrick J. Fleming	Director	February 28, 2013
/s/ ROBERT M. GERVIS Robert M. Gervis	Director	February 28, 2013
/s/ VICTORIA F. HAYNES Victoria F. Haynes	Director	February 28, 2013
/s/ STEPHEN E. MACADAM Stephen E. Macadam	Director	February 28, 2013

Signature	Title	Date

/s/ WILLIAM L. MANSFIELD William L. Mansfield	Director	February 28, 2013
/s/ MICHAEL H. MCGARRY Michael H. McGarry	Director	February 28, 2013
/s/ MARK L. NOETZEL Mark L. Noetzel	Director	February 28, 2013
/s/ ROBERT RIPP Robert Ripp	Director	February 28, 2013
/s/ DAVID N. WEINSTEIN David N. Weinstein	Director	February 28, 2013

AXIALL CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended December 31,	Balance at beginning of period	Charged to costs and expenses, net of recoveries	Charged to other accounts (1)	Deductions (2)	Balance at end of period
2010
Allowance for doubtful accounts	$16,453	(2,762)	115	(3,780)	$10,026
2011
Allowance for doubtful accounts	$10,026	(2,052)	(8)	(3,741)	$4,225
2012
Allowance for doubtful accounts	$4,225	1,556	45	(1,293)	$4,533

NOTES:

(1)
Represents the foreign currency translation due to the change in the Canadian dollar to U.S. dollar exchange rate during the period.

(2)
Accounts receivable balances written off during the period, net of recoveries.