Form 10-Q
period 2013-03-31
AXIALL CORP/DE/
filed 2013-05-10
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9753

AXIALL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 115 Perimeter Center Place, Suite 460, Atlanta, Georgia (Address of principal executive offices)	58-1563799 (I.R.S. Employer Identification No.) 30346 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2013
Common Stock, $0.01 par value	69,801,675

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2013
INDEX

PART I. FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

AXIALL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$69.2	$200.3
Receivables, net of allowance for doubtful accounts of $4.4 million at March 31, 2013 and $4.5 million at December 31, 2012	636.9	314.9
Inventories	443.6	288.4
Prepaid expenses and other	30.8	14.7
Deferred income taxes	1.3	21.1

Total current assets	1,181.8	839.4
Property, plant and equipment, net	1,635.9	637.7
Goodwill	1,667.2	217.2
Intangible assets, net	1,253.7	43.4
Other assets, net	86.8	63.6

Total assets	$5,825.4	$1,801.3

Liabilities and Equity:
Current portion of long-term debt	$55.1	$-
Accounts payable	344.2	211.2
Interest payable	9.5	18.9
Income taxes payable	6.4	15.1
Accrued compensation	34.3	44.7
Current deferred tax liability	5.4	-
Other accrued current liabilities	111.5	61.2

Total current liabilities	566.4	351.1
Long-term debt	1,418.2	448.1
Lease financing obligation	110.0	112.3
Deferred income taxes	777.2	177.9
Pensions and other postretirement benefits	327.5	48.3
Other non-current liabilities	132.9	60.1

Total liabilities	3,332.2	1,197.8

Commitments and contingencies
Equity:
Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 and 100,000,000 at March 31, 2013 and December 31, 2012, respectively; issued and outstanding: 69,801,675 and 34,546,767 at March 31, 2013 and December 31, 2012, respectively.	0.7	0.3
Additional paid-in capital	2,262.3	487.1
Retained earnings	128.8	138.0
Accumulated other comprehensive loss, net of tax	(29.6)	(21.9)

Total Axiall stockholders' equity	2,362.2	603.5
Noncontrolling interest	131.0	-

Total equity	2,493.2	603.5

Total liabilities and equity	$5,825.4	$1,801.3

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Net sales	$1,061.2	$859.9
Operating costs and expenses:
Cost of sales	899.0	756.4
Selling, general and administrative expenses	78.3	47.7
Transaction related costs and other, net	10.1	5.3
Long-lived asset impairment charges (recoveries), net	2.6	(0.3)
Gain on sale of assets	-	(17.4)

Total operating costs and expenses	990.0	791.7

Operating income	71.2	68.2
Loss on redemption and other debt costs	(78.5)	-
Interest expense, net	(18.3)	(14.4)
Gain on acquisition of controlling interest	23.5	-
Foreign exchange gain (loss)	0.1	(0.1)

Income (loss) before income taxes	(2.0)	53.7
Provision for income taxes	0.8	18.4

Consolidated net income (loss)	(2.8)	35.3
Less net income attributable to noncontrolling interest	0.7	-

Net income (loss) attributable to Axiall	$(3.5)	$35.3

Earnings (loss) per share attributable to Axiall:
Basic	$(0.06)	$1.02
Diluted	$(0.06)	$1.01

Weighted average common shares outstanding:
Basic	59.3	34.2
Diluted	59.3	34.4

Dividends per common share	$0.08	$-

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Consolidated net income (loss)	$(2.8)	$35.3
Less net income attributable to noncontrolling interest	0.7	-

Net income (loss) attributable to Axiall	(3.5)	35.3

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(11.5)	7.0
Unrealized loss on derivatives	-	(1.4)
Pension liability adjustment	0.5	0.4

Other comprehensive income (loss), before income taxes	(11.0)	6.0
Provision for (benefit from) income taxes related to other comprehensive income items	(3.3)	3.1

Other comprehensive income (loss), net of tax	(7.7)	2.9

Comprehensive income (loss), net of income taxes	(10.5)	38.2
Less comprehensive income attributable to noncontrolling interest	0.7	-

Comprehensive income (loss) attributable to Axiall	$(11.2)	$38.2

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$(2.8)	$35.3
Adjustments to reconcile net consolidated income (loss) to net cash used in operating activities:
Depreciation	29.4	20.8
Amortization	12.9	1.8
Loss on redemption and other debt costs	78.5	-
Gain on acquisition of controlling interest	(23.5)	-
Gain on sale of assets	-	(17.4)
Other non-cash items	11.7	(0.1)
Change in operating assets and liabilities, and other (excluding effects of acquisition)	(211.0)	(125.9)

Net cash used in operating activities	(104.8)	(85.5)

Cash flows from investing activities:
Capital expenditures	(16.4)	(13.5)
Proceeds from sale of assets	-	19.3
Cash acquired in acquisition	26.7	-

Net cash provided by investing activities	10.3	5.8

Cash flows from financing activities:
Borrowings on ABL revolver	222.7	89.1
Repayments on ABL revolver	(83.7)	(60.1)
Issuance of long-term debt	450.0	-
Long-term debt payments	(529.7)	-
Make-whole and other fees paid related to financing activities	(94.4)	-
Excess tax benefits from share-based payment arrangements	0.1	-

Net cash provided by (used in) financing activities	(35.0)	29.0

Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.1
Net change in cash and cash equivalents	(131.1)	(49.6)
Cash and cash equivalents at beginning of period	200.3	88.6

Cash and cash equivalents at end of period	$69.2	$39.0

Significant non-cash transaction

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals, through a merger between a subsidiary of PPG and a subsidiary of the Company. The purchase price for these transactions was approximately $2.7 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. See Note 2 to the unaudited condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our financial condition as of, and our operating results for the three month period ended, March 31, 2013 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2013 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not impact the Company's operating income or consolidated net income (loss).

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business") through a merger between a subsidiary of PPG and a subsidiary of the Company (the "Merger") we also completed a series of related financings (collectively, the "Transactions"). The purchase price for the Merged Business was approximately $2.7 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. See Note 2 to the unaudited condensed consolidated financial statements.

Through the Merger, we acquired, as part of the Merged Business, the remaining 50 percent interest that we did not previously own of PHH Monomers LLC, a joint venture between us and PPG ("PHH"). Prior to the Merger, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $23.5 million as a result of remeasuring the equity interest we held in PHH before the Merger. The fair value of our prior equity interest in PHH before the Merger was $25.2 million. PHH is a manufacturing joint venture that consists of plant and equipment and the fair value was estimated based on the replacement cost of similar condition assets.

Accounting Standards Codification ("ASC") 810-10, Noncontrolling Interests in Consolidated Financial Statements, provides guidance on accounting for the financial presentation of noncontrolling interest in subsidiaries. Beginning in the first quarter of 2013, we incorporated the noncontrolling interests in our majority-owned subsidiaries in our financial statement presentation including our interest in the Taiwan Chlorine Industries, Ltd. ("TCI") joint venture that we acquired in the Transactions. Such presentation requires us to report our noncontrolling interests in our majority-owned subsidiaries as a separate line item in the equity section of our condensed consolidated balance Sheets. In addition, our condensed consolidated Statements of operations, condensed consolidated Statements of comprehensive income (loss) and condensed consolidated Statements of cash flows reflect the prescribed manner in which the net income of the subsidiary is presented on the controlling company's consolidated financial statements. Accordingly, "attributable to Axiall" refers to our operating results exclusive of any noncontrolling interest in subsidiaries including the interest of our minority partner in TCI.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three month period ended March 31, 2013 from those disclosed in the 2012 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

2. MERGER WITH THE PPG CHEMICALS BUSINESS

The Merger created a leading integrated chemicals and building products company with a broad portfolio of downstream products, and greater scale and ability to capitalize on globally advantaged, low cost North American natural gas. The results of the Merged Business are included in our financial statements from January 28, 2013, the closing date of the acquisition of the Merged Business. We issued 35.2 million shares of our common stock, assumed $967.0 million of debt and assumed certain other liabilities including pension liabilities and other postretirement obligations as consideration for the Merged Business. In connection with the Transactions, we paid approximately $49.6 million in fees and expenses, which included approximately $29.6 million of debt issuance costs of which approximately $18.5 million was deferred and approximately $20.0 million of related professional and legal fees.

The initial accounting for the Merged Business (including the allocation of the purchase price to acquired assets and liabilities) is preliminary and subject to change including changes in the fair value of working capital and other assets, completion of an appraisal of assets acquired and liabilities assumed, and final valuation of intangible assets. Goodwill recognized from the acquisition of the Merged Business is primarily due to the combined companies providing an increase in size and economies of scale, a significant increase in chlorine production flexibility, an increase in natural gas integration and strategic, geographic and product synergies. Approximately $14 million of the goodwill recognized in the Merger is expected to be deductible for tax purposes. The fair value of the noncontrolling interest in TCI was estimated based on the present value of estimated future cash flows from TCI attributable to our minority partner's ownership percentage of TCI. The preliminary allocation of the purchase price to assets acquired and liabilities assumed, is set forth in the table below and is subject to change during the measurement period of up to twelve months.

(In millions)
Cash and cash equivalents	$26.7
Receivables	236.7
Inventories	72.0
Prepaid expenses and other	11.9
Property, plant and equipment	957.3
Goodwill	1,454.3
Intangible assets	1,224.2
Other assets	42.5
Accounts payable	(97.8)
Income taxes payable	(4.7)
Accrued compensation	(20.6)
Other accrued taxes	(12.1)
Other accrued liabilities	(58.0)
Deferred income taxes	(614.9)
Noncurrent pension and other postretirement benefits	(279.0)
Other non-current liabilities	(67.9)
Debt assumed	(967.0)
Noncontrolling interest	(130.3)

Total net assets acquired	$1,773.3

Summary Pro Forma Information.    The following unaudited pro forma information reflects our consolidated results of operations as if the Transactions had taken place on January 1, 2012. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment we acquired, amortization of acquired intangibles and interest expense on the debt we incurred to finance the Transactions. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the Transactions actually closed on January 1, 2012, nor is it necessarily indicative of future results.

	Three Months Ended March 31,
In millions, except per share data	2013		2012
Net sales	$1,168.9		$1,271.3
Net income (loss) attributable to Axiall	$(10.3	)(a)	$68.4	(b)
Earnings (loss) per share attributable to Axiall:
Basic	$(0.15)		$0.98
Diluted	$(0.15)		$0.97

(a)  In addition to the normal pro forma adjustments associated with the Transactions, this amount excludes; (i) the $23.5 million gain on acquisition of controlling interest in PHH; (ii) $10.2 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions. These amounts are excluded from the pro forma amounts for the three months ended March 31, 2013 and comparable amounts are included in the three months ended March 31, 2012 to reflect our consolidated results as if the Transactions had taken place on January 1, 2012.

(b)  In addition to the normal pro forma adjustments associated with the Transactions, this amount includes; (i) the $23.5 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions. These amounts are excluded from the pro forma amounts for the three months ended March 31, 2013 and included in the three months ended March 31, 2012 to reflect our consolidated results as if the Transactions had taken place on January 1, 2012.

Disclosure of revenues and earnings of the Merged Business since January 28, 2013 on a stand alone basis is not practicable as it is not being operated as a stand alone business.

Increase of Authorized Shares of Common Stock.    In connection with the Transactions and effective January 28, 2013, the Company increased the number of authorized shares of Company common stock from 100 million shares to 200 million shares.

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU", "Update") 2011-11, which amends ASC Topic 210, Balance Sheet. The objective of this amendment is to provide enhanced disclosures that will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of this update. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210 or ASC 815 or (ii) subject to an enforceable master netting arrangement or similar agreement. Implementation of this standard is required for fiscal years beginning on or after January 1, 2013. Implementation of this standard did not have a material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02—Intangibles—Goodwill and Other (Topic 350). The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not, that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more-likely-than-not that the indefinite-lived intangible asset is impaired, then the entity is not required to take any further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. The amendments in this Update also allow an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. Implementation of this standard is required for fiscal periods beginning after September 15, 2012. Implementation of this standard did not have a material impact on our condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope and Disclosures about Offsetting Assets and Liabilities, which amends ASC Topic 210. The disclosures required by the amendments are the result of a joint project between the FASB and the International Accounting Standards Board. The main objective in developing the amendments is to address implementation issues about the scope of ASU 2011-11, to provide more clarity about offsetting assets and liabilities, reduce diversity in application and provide users of financial information more comparability as it relates to certain reconciling differences between financial statements prepared in accordance with GAAP and those financial statements prepared under International Financial Reporting Standards. The amendments clarify that the scope of the disclosures under GAAP is limited to include derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments require retrospective disclosures for all comparative periods presented. Implementation of this standard did not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, which amends ASC Topic 210, an amendment to ASC topic 220. This amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Implementation of this standard was required for reporting periods beginning after December 15, 2012. In Note 13, we have disclosed significant amounts reclassified out of AOCI by the respective line items of net income.

In February 2013, the FASB issued ASU 2013-04—Liabilities (Topic 405) Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing GAAP guidance. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, as the sum of the following: (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the amendments in this Update, but do not expect implementation to have a material impact on our condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05—Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The guidance in this Update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. However, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, this Update clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. Implementation of this standard is required for fiscal years beginning on or after December 15, 2013. We do not expect implementation of this Update to have a material impact on our condensed consolidated financial statements.

4. INVENTORIES

At March 31, 2013 and December 31, 2012, the major classes of inventories were as follows:

(In millions)	March 31, 2013	December 31, 2012
Raw materials	$162.2	$115.3
Work-in-progress	7.6	7.1
Finished goods	273.8	166.0

Inventories	$443.6	$288.4

5. PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

(In millions)	March 31, 2013	December 31, 2012
Machinery and equipment	$2,264.4	$1,492.6
Buildings	230.6	203.7
Land and land improvements	278.8	90.4
Construction-in-progress	69.6	33.6

Property, plant and equipment, at cost	2,843.4	1,820.3
Less: accumulated depreciation	1,207.5	1,182.6

Property, plant and equipment, net	$1,635.9	$637.7

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. We periodically monitor actual experience to determine whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, plant and equipment. Effective January 1, 2013, we changed the useful lives of certain property, plant and equipment as a result of our historical experience which demonstrated longer useful lives for certain classes of assets. The change was accounted for as a change in estimate and applied prospectively. For the three months ended March 31, 2013, the effect of the change to depreciation expense decreased depreciation expense by $5.2 million and net loss attributable to Axiall by approximately $3.3 million and diluted loss per share by $0.06.

The estimated useful lives of our property, plant and equipment are as follows:

Buildings	27–39 years
Land improvements	15–20 years
Machinery, plant and equipment	2–25 years
Dies and moulds	3–10 years
Office furniture and equipment	2–10 years
Computer equipment and software	3–10 years

6. GOODWILL AND OTHER INTANGIBLE ASSETS

In the acquisition of the Merged Business we acquired substantial intangible assets including $1.5 billion in goodwill and other intangible assets consisting of $1.2 billion in customer relationships, $14.9 million in technology and $6.0 million in product trade names. These amounts are preliminary and are based on the preliminary purchase price allocation of the fair values of the acquired assets and liabilities assumed as of the closing date of the Merger as further described below.

Goodwill.    During the three months ended March 31, 2013, we preliminarily allocated the fair values of assets acquired and liabilities of the Merged Business assumed in the Transactions, which are subject to change. The following table provides the detail of the changes made to goodwill during the three months ended March 31, 2013.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at January 1, 2013	$245.4	$159.5	$404.9
Accumulated impairment losses	(55.5)	(132.2)	(187.7)

Net goodwill at January 1, 2013	$189.9	$27.3	$217.2

Gross goodwill at January 1, 2013	$245.4	$159.5	$404.9
Preliminary addition from the Transactions	1,454.3	-	1,454.3
Foreign currency translation adjustment	(4.3)	-	(4.3)

Gross goodwill at March 31, 2013	1,695.4	159.5	1,854.9
Accumulated impairment losses	(55.5)	(132.2)	(187.7)

Net goodwill at March 31, 2013	$1,639.9	$27.3	$1,667.2

Indefinite-lived intangible assets. Our indefinite-lived intangible assets consisted only of trade names with a carrying value of $9.1 million at both March 31, 2013 and December 31, 2012.

Definite-lived intangible assets. At March 31, 2013 and December 31, 2012, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. There were no definite-lived intangible assets in our chlorovinyls segment as of December 31, 2012. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segments. The preliminary value of these assets acquired are $1.2 billion for customer relationships, $14.9 million for technology and $6.0 million for trade names. The following table provides the definite-lived intangible assets, by reportable segment, as of March 31, 2013 and December 31, 2012

	Chlorovinyls	Building Products		Total
(In millions)	March 31, 2013	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Gross carrying amounts
Customer relationships	$1,203.3	$35.2	$35.2	$1,238.5	$35.2
Trade names	6.0	-	-	6.0	-
Technology	14.9	17.4	17.4	32.3	17.4

Total	1,224.2	52.6	52.6	1,276.8	52.6
Accumulated amortization:
Customer relationships	(10.5)	(9.1)	(8.7)	(19.6)	(8.7)
Trade names	(0.1)	-	-	(0.1)	-
Technology	(0.1)	(10.0)	(9.6)	(10.1)	(9.6)

Total	(10.7)	(19.1)	(18.3)	(29.8)	(18.3)
Foreign currency translation adjustment:
Customer relationships	(2.4)	-	-	(2.4)	-

Total	(2.4)	-	-	(2.4)	-
Net carrying amounts
Customer relationships	1,190.4	26.1	26.5	1,216.5	26.5
Trade names	5.9	-	-	5.9	-
Technology	14.8	7.4	7.8	22.2	7.8

Total	$1,211.1	$33.5	$34.3	$1,244.6	$34.3

The weighted average estimated useful life remaining for customer relationships, trade names and technology is approximately 19 years, 17 years and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $11.6 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Total definite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $67.7 million per year.

7. OTHER ASSETS, NET

At March 31, 2013 and December 31, 2012, other assets, net of accumulated amortization, consisted of the following:

(In millions)	March 31, 2013	December 31, 2012
Advances for long-term purchase contracts, net	$16.8	$19.4
Advances to and investment in joint ventures	20.2	6.1
Deferred financing costs, net	30.7	16.3
Long-term assets held for sale	11.1	13.8
Other	8.0	8.0

Total other assets, net	$86.8	$63.6

The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments over the terms of the related contracts. The increase in deferred financing costs, net, was the result of fees incurred in relation to the issuance and assumption of debt in connection with the Transactions as well as the 4.875 Notes and the New ABL Revolver less the write-off of deferred financing fees associated with the termination of the 9 percent notes (as defined below) and described in Note 8 to the unaudited condensed consolidated financial statements.

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

On March 31, 2013 and December 31, 2012, our long-term debt consisted of the following:

(Dollar amounts in millions)	Maturity Date	Outstanding Balance at March 31, 2013	Outstanding Balance at December 31, 2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term loan (net of $3.0 million debt issuance costs)	January 28, 2017	196.3	-
ABL revolver	January 28, 2018	139.0	-
9 percent notes	January 15, 2017	-	448.1

Total debt		1,473.3	448.1
Less current portion of long-term debt		(55.1)	-

Long-term debt, net		$1,418.2	$448.1

Transaction Financing

In connection with the Transactions, we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625 Notes

The Company and certain of its subsidiaries guaranteed $688 million aggregate principal amount of senior notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million related to financing fees that are included in "Loss on redemption and other debt costs, net" in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2013.

Term Loan

The Company also guaranteed a $279 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Transactions (the "Term Loan").

The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At March 31, 2013, outstanding borrowings under the Term Loan had a stated interest rate of 3.50 percent per annum.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the three months ended March 31, 2013, we repaid approximately $79.0 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs, net," in our unaudited condensed consolidated statements of operations.

New ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "New ABL Revolver") increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to U.S. borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain U.S. index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At March 31, 2013, the weighted average interest rate on our outstanding New ABL Revolver balance was 2.6 percent and our availability was approximately $349.8 million, net of $139.0 million outstanding balance and letters of credit of $11.2 million.

The New ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries

(other than certain excluded subsidiaries). Canadian borrowing obligations under the New ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries (other than certain excluded subsidiaries). All obligations under the New ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors.

The indenture governing the 4.625 Notes, the Term Loan and the New ABL Revolver each contain customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends. These covenants are subject to a number of important exceptions and qualifications. In connection with the issuance of the 4.625 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the 4.625 Notes offering.

9 Percent Note Retirement and 4.875 Note Issuance

In February 2013 we retired our then outstanding 9 percent notes with the proceeds of a new debt issuance. Additional information about those transactions is as follows:

4.875 Note Issuance

On February 1, 2013, we issued $450.0 million in aggregate principal amount of senior notes due 2023 (the "4.875 Notes") which bear interest at a rate of 4.875 percent per annum. Interest on the 4.875 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

9 Percent Notes Tender Offer and Redemption

We used the net proceeds from the offering of the 4.875 Notes, together with cash on hand, to fund the repurchase of our 9 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million including a make whole payment of $55.4 million. We accounted for the repurchase of the 9 percent notes as an extinguishment. In addition, we expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer. These costs are included in "Loss on redemption and other debt costs, net," in our unaudited condensed consolidated statements of operations.

Lease Financing Obligation

At March 31, 2013 and December 31, 2012, we had a lease financing obligation of $110.0 million and $112.3 million, respectively. The change from the December 31, 2012 balance is due to the change in the Canadian dollar exchange rate for the period ended March 31, 2013. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The amount of the collateralized letter of credit was $3.8 million and $5.9 million as of March 31, 2013 and December 31, 2012, respectively. We are not obligated to repay the lease financing obligation amount of $110.0 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements at March 31, 2013 are $5.8 million in 2013, $7.7 million in 2014, $7.9 million in 2015, $8.0 million in 2016 and $2.0 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed at December 31, 2012 is due to current period payments and the change in the Canadian dollar exchange rate as of March 31, 2013.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. Our ABL Revolver is fair valued using comparable recent third party transactions.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

  Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

  Level 2 — Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

  Level 3 — Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The following is a summary of the carrying amounts and estimated fair values of our fixed-rate long-term debt and our ABL Revolver as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
4.625 Notes	$688.0	$701.3	$-	$-
4.875 Notes	450.0	458.7	-	-
Term Loan	196.3	202.3	-	-
9.0 percent Notes	-	-	448.1	501.8
Level 2
Long term debt:
ABL Revolver	139.0	139.0	-	-

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings. We are involved in a number of contingencies incidental to the normal conduct of our business including lawsuits, claims and environmental contingencies. The outcome of these contingencies is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all known contingencies including lawsuits, claims and environmental contingencies will not have a material adverse effect on our financial statements; however, such outcome may be material to the financial statements of any particular period in which costs, if any, are recognized. We anticipate that the resolution of many contingencies, and in particular environmental contingencies, will occur over an extended period of time. Our assessment of the potential impact of these environmental contingencies is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental contingencies, and the potential for technological and regulatory developments. In addition, the impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, also adds to the uncertainty of the ultimate resolution of these environmental contingencies.

Environmental Matters. It is our policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental liabilities do not include any potential offsets related to claims against third parties. As of March 31, 2013 and December 31, 2012 we had reserves for environmental contingencies totaling $52.1 million and $7.2 million, respectively of which $3.8 million and nil, respectively, were classified as current liabilities.

Our reserve at March 31, 2013 included approximately $15.0 million for environmental contingencies related to onsite remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility"), approximately $14.1 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility (the "Natrium Facility") and approximately $14.0 million for environmental contingencies associated with the Calcasieu River Estuary located near our Lake Charles, Louisiana facilities. Our reserve at December 31, 2012 included approximately $7.2 million associated with four plant site locations. Pre-tax charges against income for environmental remediation costs in both the three months ended March 31, 2013 and 2012 were approximately $1 million. Management expects cash outlays for environmental remediation to range from $10 million to $20 million per year, through 2015 and $3 million to $5 million per year from 2016 through 2017, due to management's expectation that most of the remediation costs associated with the Calcasieu River Estuary will be incurred during the period of 2013 through 2015.

At our Lake Charles South Facility, we are engaged in ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments ("HSWA") of the Resource Conservation and Recycling Act ("RCRA"). These remedial activities consists primarily of the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time. As of March 31, 2013, we had an accrual of approximately $15.0 million established in connection with these ongoing remediation activities.

At our Natrium Facility, we have implemented remedial actions to address specific National Pollutant Discharge Elimination System ("NPDES") permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time. In addition, as a result of a variance issued by the Ohio River Sanitation Commission, related to mercury concentrations in wastewater discharges, we will be required to conduct sampling in and around the Ohio River adjacent to the Natrium Facility for several years. As part of the assessment of our environmental contingencies assumed in connection with the Transactions, we have determined certain assessment and remediation costs associated with these activities to be probable and estimable and have established an accrual of $14.1 million, in the aggregate, for these matters.

In Lake Charles, Louisiana we and various governmental agencies including the Louisiana Department of Environmental Quality ("LDEQ") have been evaluating elevated levels of risk in the Calcasieu River Estuary for more than a decade. Principal contaminants of concern, which may require remediation, include various metals, dioxins, furans and polychlorinated biphenyls. The LDEQ has issued a final decision document for the Bayou d'Inde area of the Calcasieu River Estuary, which includes the LDEQ's selection of remedial alternatives. LDEQ has also proposed entering into a Cooperative Agreement with the Company and certain other parties covering the implementation of the remediation. We are currently discussing the Cooperative Agreement with the LDEQ and the other parties and we expect to resolve the Cooperative Agreement with LDEQ and the other parties in the near term. Remedy implementation could begin in 2013 and would continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. The estimated costs to the Company associated with the Cooperative Agreement are consistent with the amounts currently reserved for this project. However, multiple future events, such as remedy design and implementation and the final allocation of responsibility among the various parties will be required, and considerable uncertainty exists regarding the timing of future events. As of March 31, 2013, we had an accrual of $14.0 million established for remediation activities associated with the Calcasieu River Estuary.

There are several environmental issues at the Lake Charles, Louisiana facility that we operated prior to the Transactions (the "Lake Charles North Facility"), which we acquired from CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) in 1999, and substantial investigation of the groundwater at the site has been conducted. Groundwater contamination was first identified in 1981, and the principal contaminants include ethylene dichloride and vinyl chloride monomer. The site currently contains an extensive network of monitoring wells and recovery wells. While CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyl business we acquired from it, including our Lake Charles North Facility, we are responsible for a portion of such expenses, and had a $3.0 million accrual in other non-current liabilities as of March 31, 2013 for certain remediation costs.

Environmental Remediation: Reasonably Possible Matters. In addition to the amounts currently reserved for environmental remediation, we may be subject to loss contingencies related to environmental matters that at this time are not estimable. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This reasonably possible unreserved loss relates to environmental matters at several sites. The loss contingencies related to these sites include unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them. Initial remedial actions are occurring with respect to these matters at two plant sites: the Lake Charles South Facility and the Natrium Facility. At the Lake Charles South Facility, we have completed a Facility Investigation and Corrective Measure Study ("CMS") under the U.S. Environmental Protection Agency's ("USEPA") RCRA Corrective Action Program under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. We received notice of the LDEQ's issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. The Permit was issued in final form on September 23, 2010. Planning for implementation of these proposed alternatives is in progress.

At the Natrium Facility, investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility. Installation of a groundwater treatment system has been completed.

As part of the ongoing RCRA Corrective Action investigation for groundwater, the West Virginia Department of Environmental Protection ("WVDEP") and the USEPA Agency Region III requested that PPG perform, and PPG agreed to perform, sampling of sediment pore-water in the Ohio River adjacent to the Natrium Facility to assess the potential for offsite migration of contaminated groundwater. Sampling was performed in August 2012 and the results were submitted to the WVDEP and the USEPA Agency Region III on December 31, 2012. Under the terms of the Separation Agreement, PPG retained all liabilities relating to, arising out of or resulting from contamination in the

Ohio River which was the subject of or related to, directly or indirectly, sediment sampling conducted or to be conducted by or on behalf of PPG (along with any associated follow-up sampling or testing).

11. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Company sponsors and/or contributes to pension and postretirement medical, insurance and other benefit plans covering many of our U.S. employees, in whole or in part, based on meeting certain eligibility criteria. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan. As part of the Transactions, we assumed certain liabilities related to pension and other postretirement benefit plans. These liabilities relate to various pension, postretirement welfare and defined contribution plans (collectively the "Assumed Plans"). Refer to Note 2 for additional information related to this merger. We did not have any other postretirement benefit obligations prior to the Transactions.

Pension and Postretirement Welfare Plans

Certain employees in the United States who were hired before January 1, 2009 are covered by a defined benefit pension plan. That plan was frozen to future benefit accruals in 2009.

The Assumed Plans provide ongoing benefit accruals to certain employees but the Assumed Plans are closed to new hires. The Assumed Plans are unfunded and provide medical and life insurance benefits for certain employees of the Merged Business and their dependents. In connection with the Merger, we also acquired an Employee Group Waiver Plan ("EGWP") for certain Medicare-eligible retirees of the Merged Business and their dependents. The EGWP includes a fully-insured Medicare Part D prescription drug plan. The postretirement medical and life insurance programs require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between Axiall and participants.

The preliminary estimated fair value of pension investment assets related to the Assumed Plans was $479.2 million as of January 28, 2013. As of the same date, our estimated preliminary projected benefit obligation with respect to these assets was $576.1 million. The unfunded status of pension obligations assumed by us and calculated on a projected benefit obligation basis as of January 28, 2013, was approximately $96.9 million. The aggregate amount of the unfunded other post-retirement benefit obligations assumed by us as of January 28, 2013, was approximately $182.9 million.

Net periodic benefit cost (income) for the three months ended March 31, 2013 and 2012 includes the following:

	Pensions Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
(In millions)	2013	2012	2013
Components of net periodic benefit cost (income):
Interest cost	$5.6	$1.8	$1.3
Service cost	1.1	-	0.4
Expected return on assets	(7.3)	(2.2)	-
Amortization of actuarial loss	0.5	0.4	-

Total net periodic benefit cost (income)	$(0.1)	$-	$1.7

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for the defined benefit pension and other postretirement welfare plans. The rate of compensation increase was not applicable in 2012 as all future benefits with respect to compensation increases were frozen.

	Pensions		Other Postretirement Benefits
	2013	2012	2013

Discount rate	4.09%	5.00%	4.35%
Rate of compensation increase	3.15%	Not Applicable	3.11%

The weighted-average healthcare cost trend rate (inflation) used for 2013 is 6.64 percent declining to 4.50 percent in eleven years. In selecting the rates for our current and long-term health care cost assumptions, we take into consideration a number of factors including our actual health care cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates.

The preliminary weighted average expected long-term rate of return on plan assets for 2013 is 6.81 percent. For 2012, the expected long-term rate of return on plan assets was 8.25 percent.

Contributions

We made no contributions to the pension plan trusts during the three months ended March 31, 2013 and 2012, respectively. We estimate that we will fund approximately $2.1 million and $6.8 million, respectively, to the pension and postretirement welfare plans for the year ending December 31, 2013. Pursuant to the Merger Agreement related to the Transactions, additional payments may be required to PPG or by PPG to Axiall depending on the final funded status of the Assumed Plans.

Defined Contribution Plans

Most pre-merger employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $3.7 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

12. STOCK-BASED COMPENSATION

On May 17, 2011, our shareholders approved the Axiall Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). In January 2013, our shareholders approved an amendment to the 2011 Plan to increase the number of shares available under the plan by 1.8 million shares. Under the 2011 Plan as it existed at March 31, 2013, we were authorized to grant various stock-based compensation awards for up to 3.6 million shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of March 31, 2013, there were approximately 3.0 million shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our previously existing equity compensation plans.

Total after-tax share-based compensation cost by type of program was as follows:

	Three Months Ended March 31
(In millions)	2013	2012
Restricted stock units expense	$1.6	$1.1
Stock options expense	0.3	-

Before-tax share-based compensation expense	1.9	1.1
Income tax benefit	(0.6)	(0.3)

After-tax share-based compensation expense	$1.3	$0.8

The amount of share-based compensation cost capitalized in the periods presented was not material during the three months ended March 31, 2013.

As of March 31, 2013 and 2012, we had approximately $12.0 million and $5.1 million, respectively, of total unrecognized compensation costs related to nonvested share-based compensation, which we will record in our Condensed Consolidated Statements of Operations over a weighted average recognition period of approximately two years. The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was approximately $0.1 million and $0.4 million, respectively.

Stock Options. A summary of stock option activity under all plans as of and for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	125,564		$292.76
Granted	188,330		33.72
Exercised	(1,832)		21.25
Expired	(5,301)		508.64

Outstanding on March 31, 2013	306,761	7.0 years	$131.62	$7.3

Exercisable as of March 31, 2013	118,431	4.6 years	$287.30	$1.9
Vested or expected to vest as of March 31, 2013	174,030	8.4 years	$33.72	$5.0

During the three months ended March 31, 2013, we granted options to purchase shares primarily to replace unvested awards of former employees of the Merged Business who became Axiall employees, in accordance with the Merger Agreement. In 2012, we granted no options to purchase shares. The fair value of stock options when granted has been estimated as of the date of grant using the Black-Scholes option pricing model. Option exercise prices are equal to the closing price of our common stock on the date of grant. Options generally vest over a three year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the three months ended March 31, 2012.

Restricted Stock Units. A summary of restricted stock unit activity under all plans as of and for the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	716,907		$27.86
Granted	89,637		38.26
Vested and released	(3,975)		17.62
Forfeited	(2,338)		26.62

Outstanding on March 31, 2013	800,231	1.3 years	$29.08	$49.7

Vested or expected to vest as of March 31, 2013	769,748	1.3 years	$29.18	$47.8

During the three months ended March 31, 2013, we granted restricted stock units to purchase shares primarily to replace unvested awards of former employees of the Merged Business who became Axiall employees, in accordance with the Merger Agreement. The restricted stock units normally vest over a one- or three-year period. The weighted average grant date fair value per share of restricted stock units is based on the stock price as of the date of grant or, in the case of the performance restricted stock units ("PRSUs"), the fair value, estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the three months ended March 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively.

In May 2012, we granted PRSUs, which are a form of restricted stock units in which the number of shares ultimately earned depends on our stock price performance measured against specified performance targets. Following each vesting period, the number of PRSUs subject to award is determined by multiplying the target award by a percentage ranging from 0 percent to 150 percent. The percentage is based on predetermined performance metrics related to our stock price for the stated period. The PRSUs are included with all restricted stock units in all calculations.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges and adjustments to pension liabilities. There were no outstanding derivative financial instruments as of March 31, 2013 or December 31, 2012. Amounts recorded in accumulated other comprehensive loss, net of tax, as of March 31, 2013 and December 31, 2012, and changes within the period are as follows:

(In millions)	Accrued Pension Benefit Liability	Foreign Currency Items	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(48.6)	$26.7	$(21.9)

Other comprehensive income (loss) before reclassifications	0.7	(8.1)	(7.4)
Less: amounts reclassified from accumulated other comprehensive income into net income	0.3	-	0.3

Net current period other comprehensive income (loss)	0.4	(8.1)	(7.7)

Balance at March 31, 2013	$(48.2)	$18.6	$(29.6)

Other comprehensive income (loss) is derived from adjustments to reflect the unrealized loss on derivatives, change in pension liability adjustment and change in foreign currency translation adjustment. The components of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31, 2012
			Affected Line Items on the Condensed Consolidated Statements of Operations
(In millions)	2013	2012
Change in foreign currency translation adjustment:
Currency translation adjustments	$(11.5)	$7.0
Tax expense (benefit)	(3.4)	3.5	Provision for income taxes

Change in foreign currency translation adjustment, net of tax	$(8.1)	$3.5

Unrealized gain on derivatives:
Natural gas hedge contracts	$-	$(1.4)	Cost of sales
Tax expense (benefit)	-	(0.5)	Provision for income taxes

Change in unrealized gain on derivatives, net of tax	$-	$(0.9)

Change in pension liability adjustment:
Adjustments to pension liabilities	$0.5	$0.4	Cost of sales/selling, general and administrative expenses
Tax expense (benefit)	0.1	0.1	Provision for income taxes

Pension liability adjustment, net of tax	$0.4	$0.3

Other comprehensive income (loss), before income taxes	$(11.0)	$6.0
Total tax expense (benefit) for the period	(3.3)	3.1	Provision for income taxes

Other comprehensive income (loss), net of tax	$(7.7)	$2.9

14. INCOME TAXES

The effective income tax rates of negative 39.5 percent and 34.3 percent for the three months ended March 31, 2013 and 2012, respectively, were determined using an estimated annual effective tax rate and after considering discrete items for each period. The negative effective tax rate for March 31, 2013 was primarily due to income tax expense on the gain attributable to the acquisition of PPG's 50 percent ownership interest in PHH in connection with the Transactions, and the impact of state income taxes due to the Transactions. These items were recorded as discrete tax items for the three months ended March 31, 2013.

The effective tax rate in 2012 was lower than the U.S. statutory federal income tax rate primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities and the impact of reversing various uncertain tax positions.

15. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, and in connection with the Merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which toll produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a $300 million 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. The joint venture also maintains revolving credit arrangements that are drawn upon to manage short-term cash flow needs. These arrangements are subordinate to the senior credit facilities. The cogeneration facility serves as collateral under the most senior credit facility and neither owner has provided guarantees to any of the lenders to RS Cogen.

Axiall's future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next 10 years. The purchases from the closing date of the Transactions through March 31, 2013 approximated $4.1 million.

RS Cogen is a variable interest entity under U.S. accounting guidance. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from Axiall and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen's two owners and, thus, Axiall does not consider itself to be the joint venture's primary beneficiary. Accordingly, Axiall accounts for its investment in RS Cogen under the equity method of accounting.

The following table summarizes our maximum exposure to loss associated with RS Cogen.

(In millions)
Investment in and advances to RS Cogen	$20.1
Take-or-pay obligation under power tolling arrangement through 2022	227.8

Maximum exposure to loss as of March 31, 2013	$247.9

16. EARNINGS PER SHARE

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

The two-class method also requires the denominator to include the weighted average number of shares of restricted stock units participating securities when calculating basic earnings per share. Basic and diluted loss per share for the three months ended March 31, 2013, include the weighted average share impact of the 35.2 million shares issued in connection with the Merger from January 28, 2013, the date of issuance. For the three months ended March 31, 2013 and 2012, there were 0.1 million and 0.5 million weighted average restricted stock units participating securities, respectively, included in the denominator. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of stock options and certain restricted stock units are calculated using the treasury stock method, subject to anti-dilution provisions.

In computing diluted earnings per share for the three months ended March 31, 2013 and 2012, common stock equivalents of 0.5 million and 0.2 million shares, respectively, were not included due to their anti-dilutive effect. Computations of basic and diluted earnings per share are presented in the following table:

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Numerator
Net income (loss) attributable to Axiall	$(3.5)	$35.3
Less: Net income attributable to participating securities	-	0.5

Net income (loss) attributable to common stockholders	$(3.5)	$34.8

Denominator
Weighted average common shares outstanding—Basic	59.3	34.2
Plus: Dilutive effect of stock options and awards	-	0.2

Weighted average common shares outstanding—Diluted	59.3	34.4

Earnings (loss) per common share attributable to Axiall:
Basic	$(0.06)	$1.02
Diluted	$(0.06)	$1.01

17. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds, compound additives and plasticizers). The financial results of the Merged Business are included with the chlorovinyls segment from the closing date of the Merger. Our building products segment consists of two primary product groups: window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior moulding products; and vinyl-based home improvement and building products. Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers are provided in the table below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended March 31, 2013:
Net sales	$614.5	$162.2	$284.5	$-	$1,061.2
Intersegment revenues	$58.5	-	-	(58.5)	$-

Total net sales	$673.0	162.2	284.5	(58.5)	$1,061.2
Transaction related costs and other, net	$1.3	(0.3)	-	9.1	$10.1
Long-lived asset impairment charges	$-	2.6	-	-	$2.6
Operating income (loss)	$91.3	(13.8)	13.0	(19.3)	$71.2
Depreciation and amortization	$31.5	8.8	0.3	1.7	$42.3
Capital expenditures	$11.3	4.1	0.2	0.8	$16.4

Three Months Ended March 31, 2012:
Net sales	$329.5	$187.2	$343.2	$-	$859.9
Intersegment revenues	$67.6	0.2	-	(67.8)	$-

Total net sales	$397.1	187.4	343.2	(67.8)	$859.9
Transaction related costs and other, net	$-	0.1	-	5.2	$5.3
Long-lived asset impairment recovery	$-	(0.3)	-	-	$(0.3)
Gain on sale of assets	$(17.4)	-	-	-	$(17.4)
Operating income (loss)	$51.9	(6.4)	37.5	(14.8)	$68.2
Depreciation and amortization	$11.1	10.0	0.4	1.1	$22.6
Capital expenditures	$5.8	5.9	0.2	1.6	$13.5

Sales by Product Line

The table below summarizes sales by product line:

	Three Months Ended March 31,
(In millions)	2013	2012
Chlorovinyls
Chlor-alkali and derivative products	$488.6	$207.5
Compound products	125.9	122.0

Total	614.5	329.5

Building Products
Window and door profiles and moulding products	63.0	66.8
Outdoor building products	99.2	120.4

Total	162.2	187.2

Aromatics
Cumene products	170.1	251.8
Phenol and acetone products	114.4	91.4

Total	284.5	343.2

Net sales	$1,061.2	$859.9

18. SUPPLEMENTAL GUARANTOR INFORMATION

Axiall Corporation is effectively a holding company for all of its wholly-and majority-owned subsidiaries. Our payment obligations under the indenture for the 4.625 Notes, the 4.875 Notes and the Term Loan, as described in Note 8, are guaranteed by Axiall, LLC, Axiall Lake Charles, LLC, Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, L.L.C., Eagle Holdco 3 LLC, Eagle US 2 LLC, Eagle Controlled 2 Ohio Spinco, Inc., Eagle Natrium LLC, and Eagle Pipeline, Inc., all of which are wholly-owned subsidiaries (together with Splitco the "Guarantor Subsidiaries") of Axiall Corporation effective January 28, 2013. Our wholly owned subsidiary Splitco is the issuer of the 4.625 Notes and the borrower under the Term Loan (as to each of which obligations Axiall is also a guarantor) and a subsidiary guarantor of the 4.875 Notes. Splitco is included in the Guarantor columns of the supplemental condensed consolidating balance sheet, statement of operations and comprehensive income and statements of cash flows as of, and for the three months ended March 31, 2013.

Our payment obligations under the indenture for the prior 9 percent notes were guaranteed by Georgia Gulf Lake Charles, LLC, Axiall, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc. and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Prior Guarantor Subsidiaries") of Axiall Corporation. Many of the covenants under this indenture were terminated in connection with the redemption of the 9 percent notes in February 2013. Information regarding the Prior Guarantor Subsidiaries of the 9 percent notes is included in the supplemental condensed consolidating balance sheet as of December 31, 2012, and supplemental statement of operations and comprehensive income and statement of cash flows for the three months ended March 31, 2012.

The guarantees are full, unconditional and joint and several. Investments in subsidiaries in the supplemental guarantor financial statements reflect investments in wholly-owned entities within Axiall. The Guarantor Subsidiaries and Non-Guarantor Subsidiaries are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

The following supplemental condensed consolidating balance sheets, statements of operations and comprehensive income and statements of cash flows present the combined financial statements of the parent company and the combined financial statements of our Guarantor Subsidiaries, (or Prior Guarantor Subsidiaries, as appropriate) and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries and Prior Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Axiall Corporation
Supplemental Condensed Consolidating Balance Sheet
March 31, 2013

(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$8.6	$60.6	$-	$69.2
Receivables, net of allowance for doubtful accounts	1.5	1,243.9	91.1	(699.6)	636.9
Inventories	-	328.8	114.8	-	443.6
Prepaid expenses and other	-	26.5	4.3	-	30.8
Deferred income taxes	7.9	-	0.2	(6.8)	1.3

Total current assets	9.4	1,607.8	271.0	(706.4)	1,181.8
Property, plant and equipment, net	1.5	1,297.1	337.3	-	1,635.9
Long term receivables—affiliates	448.7	86.4	-	(535.1)	-
Goodwill	-	1,395.7	271.5	-	1,667.2
Intangibles, net	-	1,066.9	186.8	-	1,253.7
Other assets, net	12.9	61.2	12.7	-	86.8
Investment in subsidiaries	3,310.0	320.6	-	(3,630.6)	-

Total assets	$3,782.5	$5,835.7	$1,079.3	$(4,872.1)	$5,825.4

Liabilities and Equity
Current portion of long-term debt	$52.3	$2.8	$-	$-	$55.1
Accounts payable	708.6	285.5	49.7	(699.6)	344.2
Interest payable	4.0	5.5	-	-	9.5
Income taxes payable	-	3.5	2.9	-	6.4
Accrued compensation	-	23.7	10.6	-	34.3
Current deferred tax liability	-	12.1	0.1	(6.8)	5.4
Other accrued current liabilities	1.2	79.6	30.7	-	111.5

Total current liabilities	766.1	412.7	94.0	(706.4)	566.4
Long-term debt	536.7	881.5	-	-	1,418.2
Long-term payables—affiliates	-	-	535.1	(535.1)	-
Lease financing obligation	-	-	110.0	-	110.0
Deferred income taxes	13.5	716.2	47.5	-	777.2
Pension and other post retirement benefits	-	315.9	11.6	-	327.5
Other non-current liabilities	104.0	111.2	21.6	(103.9)	132.9

Total liabilities	1,420.3	2,437.5	819.8	(1,345.4)	3,332.2
Equity
Total Axiall stockholders' equity (deficit)	2,362.2	3,398.2	128.5	(3,526.7)	2,362.2
Noncontrolling interest	-	-	131.0	-	131.0

Total equity	2,362.2	3,398.2	259.5	(3,526.7)	2,493.2

Total liabilities and equity	$3,782.5	$5,835.7	$1,079.3	$(4,872.1)	$5,825.4

Axiall Corporation
Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$131.0	$69.3	$-	$200.3
Receivables, net of allowance for doubtful accounts	2.2	989.1	55.3	(731.7)	314.9
Inventories	-	201.6	86.8	-	288.4
Prepaid expenses and other	-	11.9	2.8	-	14.7
Deferred income taxes	7.9	13.0	0.2	-	21.1

Total current assets	10.1	1,346.6	214.4	(731.7)	839.4
Property, plant and equipment, net	1.5	422.0	214.2	-	637.7
Long term receivables—affiliates	458.0	9.4	-	(467.4)	-
Goodwill	-	105.0	112.2	-	217.2
Intangible assets, net	-	40.9	2.5	-	43.4
Other assets, net	14.0	38.8	10.8	-	63.6
Investment in subsidiaries	1,446.5	-	-	(1,446.5)	-

Total assets	$1,930.1	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Liabilities and Equity
Accounts payable	$745.1	$176.3	$21.5	$(731.7)	$211.2
Interest payable	18.9	-	-	-	18.9
Income taxes payable	-	13.9	1.2	-	15.1
Accrued compensation	-	29.4	15.3	-	44.7
Other accrued liabilities	1.0	38.5	21.7	-	61.2

Total current liabilities	765.0	258.1	59.7	(731.7)	351.1
Long-term debt	448.1	-	-	-	448.1
Lease financing obligation	-	-	112.3	-	112.3
Long-term payables—affiliates	-	-	467.4	(467.4)	-
Deferred income taxes	16.9	161.0	-	-	177.9
Pension and other post retirement benefits	-	48.3	-	-	48.3
Other non-current liabilities	96.6	48.7	19.6	(104.8)	60.1

Total liabilities	1,326.6	516.1	659.0	(1,303.9)	1,197.8

Equity
Total Axiall stockholders' equity (deficit)	603.5	1,446.6	(104.9)	(1,341.7)	603.5

Total equity	603.5	1,446.6	(104.9)	(1,341.7)	603.5

Total liabilities and equity	$1,930.1	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Axiall Corporation
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$971.7	$135.6	$(46.1)	$1,061.2
Operating costs and expenses:
Cost of sales	-	825.5	119.6	(46.1)	899.0
Selling, general and administrative expenses	8.2	51.1	19.0	-	78.3
Transaction related costs and other, net	9.1	0.7	0.3	-	10.1
Long-lived asset impairment charges (recoveries), net	-	2.6	-	-	2.6

Total operating costs and expenses	17.3	879.9	138.9	(46.1)	990.0

Operating income (loss)	(17.3)	91.8	(3.3)	-	71.2

Other income (expense):
Loss on redemption and other debt costs	(66.1)	(12.4)	-	-	(78.5)
Interest expense, net	(16.5)	3.8	(5.6)	-	(18.3)
Gain on acquisition of controlling interest	-	23.5	-	-	23.5
Foreign exchange gain (loss)	(0.1)	-	0.2	-	0.1
Equity in income (loss) of subsidiaries	83.9	2.3	-	(86.2)	-

Income (loss) before income taxes	(16.1)	109.0	(8.7)	(86.2)	(2.0)
Provision for (benefit from) income taxes	(12.6)	16.0	(2.6)	-	0.8

Consolidated net income (loss)	(3.5)	93.0	(6.1)	(86.2)	(2.8)
Less net income attributable to noncontrolling interest	-	-	0.7	-	0.7

Net income (loss) attributable to Axiall	$(3.5)	$93.0	$(6.8)	$(86.2)	$(3.5)

Comprehensive income (loss) attributable to Axiall	$(11.2)	$89.1	$(9.2)	$(79.9)	$(11.2)

Axiall Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2012

(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$781.7	$126.8	$(48.6)	$859.9
Operating costs and expenses:
Cost of sales	-	692.8	112.2	(48.6)	756.4
Selling, general and administrative expenses	7.8	23.2	16.7	-	47.7
Transaction related costs and other, net	5.0	0.3	-	-	5.3
Long-lived asset impairment charges (recoveries), net	-	(0.3)	-	-	(0.3)
Gain on sale of assets	-	(17.4)	-	-	(17.4)

Total operating costs and expenses	12.8	698.6	128.9	(48.6)	791.7

Operating income (loss)	(12.8)	83.1	(2.1)	-	68.2

Other income (expense):
Interest income (expense), net	(21.5)	13.0	(5.9)	-	(14.4)
Foreign exchange gain (loss)	0.3	-	(0.4)	-	(0.1)
Equity in income (loss) of subsidiaries	57.7	(0.8)	-	(56.9)	-

Income (loss) before income taxes	23.7	95.3	(8.4)	(56.9)	53.7
Provision for (benefit from) income taxes	(11.6)	30.1	(0.1)	-	18.4

Consolidated net income (loss)	35.3	65.2	(8.3)	(56.9)	35.3

Net income (loss) attributable to Axiall	$35.3	$65.2	$(8.3)	$(56.9)	$35.3

Comprehensive income (loss) attributable to Axiall	$38.2	$64.4	$(10.6)	$(53.8)	$38.2

Axiall Corporation
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$(75.0)	$(0.8)	$(29.0)	$-	$(104.8)

Cash flows from investing activities:
Capital expenditures	-	(13.7)	(2.7)	-	(16.4)
Cash acquired in acquisition	-	-	26.7	-	26.7

Net cash provided by (used in) investing activities	-	(13.7)	24.0	-	10.3
Cash flows from financing activities:
Borrowings on ABL revolver	222.7	-	-	-	222.7
Repayments on ABL revolver	(83.7)	-	-	-	(83.7)
Issuance of long-term debt	450.0	-	-	-	450.0
Long-term debt payments	(450.0)	(79.7)	-	-	(529.7)
Fees paid related to financing activities	(64.1)	(28.6)	(1.7)	-	(94.4)
Excess tax benefits from share-based payment arrangements	0.1	-	-	-	0.1

Net cash provided by (used in) financing activities	75.0	(108.3)	(1.7)	-	(35.0)

Effect of exchange rate changes on cash and cash equivalents	-	-	(1.6)	-	(1.6)

Net change in cash and cash equivalents	-	(122.8)	(8.3)	-	(131.1)
Cash and cash equivalents at beginning of period	-	131.4	68.9	-	200.3

Cash and cash equivalents at end of period	$-	$8.6	$60.6	$-	$69.2

Axiall Corporation
Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(30.8)	$(33.0)	$(21.7)	$-	$(85.5)

Cash flows from investing activities:
Capital expenditures	(0.1)	(9.1)	(4.3)	-	(13.5)
Proceeds from sale of assets	-	19.3	-	-	19.3
Distributions from affiliate	1.9	0.2	-	(2.1)	-

Net cash provided by (used in) investing activities	1.8	10.4	(4.3)	(2.1)	5.8
Cash flows from financing activities:
Borrowings on ABL revolver	89.1	-	-	-	89.1
Repayments on ABL revolver	(60.1)	-	-	-	(60.1)
Return on capital	-	-	(2.1)	2.1	-

Net cash provided by (used in) financing activities	29.0	-	(2.1)	2.1	29.0

Effect of exchange rate changes on cash and cash equivalents	-	-	1.1	-	1.1

Net change in cash and cash equivalents	-	(22.6)	(27.0)	-	(49.6)
Cash and cash equivalents at beginning of period	-	43.4	45.2	-	88.6

Cash and cash equivalents at end of period	$-	$20.8	$18.2	$-	$39.0

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a leading North American manufacturer and international marketer of chemicals and building products. Our chlorovinyls and aromatics chemical products are sold for further processing into a wide variety of end-use applications, including plastic pipe and pipe fittings, siding and window frames, bonding agents for wood products, high-quality plastics, acrylic sheeting and coatings for wire and cable, paper, minerals, metals and water treatment industries. Our building products segment manufactures window and door profiles, mouldings, siding, pipe and pipe fittings and deck products.

Merger with PPG's Chemicals Business

On January 28, 2013, Axiall Corporation ("Axiall") completed a series of transactions resulting in the Merger with the PPG Chemicals Business ("the Merged Business") and the related financings (collectively the "Transactions"). The operations of the Merged Business are included in our financial results from the closing date of the Merger.

The purchase price of the Merged Business of approximately $2.7 billion consists of: (i) shares of our common stock received by PPG shareholders valued at approximately $1.8 billion, based on the closing stock sale price of $50.24 on the last trade date prior to the closing date of the Transactions; (ii) debt assumed of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other post-retirement obligations.

In connection with the Transactions, we paid approximately $49.6 million in fees and expenses, which included approximately $29.6 million of debt issuance costs and approximately $20.0 million of related professional and legal fees.

We expect to continue to incur significant costs in connection with the Transactions, including approximately $55.0 million in transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, that management believes are necessary to realize approximately $115.0 million of annualized cost synergies within two years from the consummation of the Transactions.

Consolidated Overview

For the three months ended March 31, 2013, net sales totaled $1,061.2 million, an increase of 23 percent compared to $859.9 million for the three months ended March 31, 2012. Operating income was $71.2 million for the three months ended March 31, 2013, an increase of $3.0 million from the $68.2 million of operating income for the three months ended March 31, 2012. Adjusted EBITDA was $133.4 million for the three months ended March 31, 2013 as compared to $75.4 million in three months ended March 31, 2012. In addition, the company reported a net loss attributable to Axiall of $3.5 million, or $0.06 per diluted share for the first quarter of 2013, compared to net income attributable to Axiall of $35.3 million, or $1.01 per diluted share, for the first quarter of 2012. Excluding the non-recurring items described in the Reconciliation of Non-GAAP Financial Measures from the calculation of Net income (loss) attributable to Axiall, the company reported Adjusted Net Income of $45.1 million, or Adjusted Earnings per Share of $0.75 for the first quarter of 2013, compared to Adjusted Net Income of $27.6 million, or Adjusted Earnings per Share of $0.79 for the first quarter of 2012. See Reconciliation of Non-GAAP Financial Measures. These changes are primarily attributable to the inclusion of results of operations from the Merged Business since January 28, 2013, the closing date of the Transactions.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the three months ended March 31, 2013 were as follows:

  •
  Net sales totaled $614.5 million and $329.5 million for the three months ended March 31, 2013 and 2012, respectively, increasing approximately 86 percent, principally due to the inclusion of sales results from the Merged Business.

  •
  Operating income and Adjusted EBITDA increased to $91.3 million and $134.2 million, respectively during the three months ended March 31, 2013 versus operating income and Adjusted EBITDA of $51.9 million and $45.6 million, respectively, for the comparable period in the prior year. The increase was principally due to the inclusion of operating results from the Merged Business.

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

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior mouldings products; and (ii) outdoor building products, which currently includes siding, pipe and pipe fittings and deck products. Our vinyl-based building products are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names. As discussed further below, certain highlights from our building products segment results of operations for the fiscal three months ended March 31, 2013 were as follows:

  •
  Net sales totaled $162.2 million for the three months ended March 31, 2013, a decrease of 13 percent compared to net sales of $187.2 million for the three months ended March 31, 2012. The net sales decrease was a result of lower sales volume partially due to winter weather in the first quarter of 2013 being less favorable for building and construction activity in the geographical areas where the company's building products are primarily sold, as compared to the more favorable weather in those geographic areas in the first quarter of 2012.

  •
  Operating loss and Adjusted EBITDA declined to $13.8 million and negative $2.6 million, respectively for the three months ended March 31, 2013 compared to an operating loss and

    Adjusted EBITDA of $6.4 million and $3.3 million, respectively for the three months ended March 31, 2012. This decrease is primarily a result of decreased sales.

The building products segment is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction sector, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence, increases in interest rates and availability of consumer financing for home repair and remodeling projects as well as the availability of financing for new home purchases. These factors can lower the demand for, and pricing of our products, while we may not be able to reduce our costs by an equivalent amount.

Aromatics Business Overview

Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the three months ended March 31, 2013 were as follows:

  •
  Net sales were $284.5 million and $343.2 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 17 percent which reflects a 39 percent decrease in the sales volume of cumene, a 23 percent decrease in sales volumes for phenol and acetone driven by lower demand which were somewhat offset by an overall average sales price increase for cumene, phenol and acetone of 27 percent, driven primarily by higher costs for the feedstock propylene.

  •
  Operating income and Adjusted EBITDA decreased to $13.0 million and $13.3 million, respectively, for the three months ended March 31, 2013 versus operating income and Adjusted EBITDA of $37.5 million and $37.9 million, respectively, for the comparable period in the prior year. This decrease is primarily the result of a $20.0 million inventory holding gain and the benefit of opportunistic high margin export sales in 2012.

Significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data for each of the three month periods ended March 31, 2013 and 2012, and the percentage of net sales of each line item for the three month periods presented.

	Three Months Ended March 31,
(Dollars in millions)	2013		2012
Net sales	$1,061.2	100.0%	$859.9	100.0%
Cost of sales	899.0	84.7%	756.4	88.0%

Gross margin	162.2	15.3%	103.5	12.0%
Selling, general and administrative expenses	78.3	7.4%	47.7	5.5%
Transaction related costs and other, net	10.1	1.0%	5.3	0.6%
Long-lived asset impairment charges (recoveries), net	2.6	0.2%	(0.3)	-%
Gain on sale of assets	-	-%	(17.4)	(2.0%)

Operating income	71.2	6.7%	68.2	7.9%
Loss on redemption and other debt costs	(78.5)	(7.4%)	-	-%
Interest expense, net	(18.3)	(1.7%)	(14.4)	(1.7%)
Gain on acquisition of controlling interest	23.5	2.2%	-	-%
Foreign exchange gain (loss)	0.1	-%	(0.1)	-%
Provision for income taxes	0.8	0.1%	18.4	2.1%

Consolidated net income (loss)	(2.8)	(0.3%)	35.3	4.1%
Less net income attributable to noncontrolling interest	0.7	-	-	-

Net income (loss) attributable to Axiall	$(3.5)	(0.3%)	$35.3	4.1%

The following table sets forth certain financial data, by reportable segment, for each of the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in millions)	2013		2012
Sales
Chlorovinyls products	$614.5	57.9%	$329.5	38.3%
Building products	162.2	15.3%	187.2	21.8%
Aromatics products	284.5	26.8%	343.2	39.9%

Net sales	$1,061.2	100.0%	$859.9	100.0%

Operating income (loss)
Chlorovinyls products	$91.3		$51.9
Building products	(13.8)		(6.4)
Aromatics products	13.0		37.5
Unallocated corporate	(19.3)		(14.8)

Total operating income	$71.2		$68.2

Three Months Ended March 31, 2013 Versus Three Months Ended March 31, 2012

Consolidated Results

Net sales.    For the three months ended March 31, 2013, net sales totaled $1,061.2 million, an increase of 23 percent compared to $859.9 million for the same quarter last year. The net sales increase was attributable to our chlorovinyls segment primarily due to the inclusion of sales revenue from the Merged Business.

Gross margin percentage.    Total gross margin percentage rose to 15 percent for the three months ended March 31, 2013 from 12 percent for the three months ended March 31, 2012. This increase in gross margin percentage was primarily attributable to higher caustic soda sales after the addition of the Merged Business in the Transactions, resulting in a 20 percent gross margin contribution from our chlorovinyls segment in the first quarter of 2013 versus an 11 percent contribution in the comparative period in 2012. The chlorovinyls segment gross margin was negatively impacted by approximately $10.2 million in fair value inventory purchase accounting adjustment related to the Transactions. The gross margin increase was partially offset by gross margin decreases in our building products and aromatics segments.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $78.3 million for the three months ended March 31, 2013, a 64 percent increase from $47.7 million for the three months ended March 31, 2012. The increase in selling, general and administrative expenses was primarily due to the Merged Business.

Transaction related costs and other, net.    Transaction related costs and other, net, increased to $10.1 million for the three months ended March 31, 2013 primarily due to professional fees associated with the Transactions.

Long-lived asset impairment charges (recoveries), net.    We experienced long-lived asset impairment charges (recoveries), net of $2.6 million during the three months ended March 31, 2013 related to the write-down of a property held for sale in our building products segment.

Gain on sale of assets.    In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million, resulting in a gain of $17.4 million that is included in gain on sale of assets in the condensed consolidated statements of operations for the three months ended March 31, 2012.

Loss on redemption and other debt cost.    Loss on redemption and other debt cost is a result of the financing of the Transactions and the financing fees associated with our retirement of our 9 percent notes. The retirement of our 9 percent notes included a $55.4 million make-whole payment that is included in loss on redemption and other debt cost.

Gain on acquisition of controlling interest.    In the Transactions, we acquired the Merged Business and the remaining 50 percent interest that we did not previously own of PHH. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $23.5 million as a result of remeasuring our prior equity interest in PHH held before the Merger.

Operating Income.    Operating income increased to $71.2 million for the three months ended March 31, 2013 from $68.2 million in the same quarter of last year as a result of the reasons described below.

Interest expense, net.    Interest expense, net increased to $18.3 million for the three months ended March 31, 2013 from $14.4 million for the three months ended March 31, 2012. This increase in interest expense, net of $3.9 million was primarily attributable to a higher overall average debt balance during the three months ended March 31, 2013, compared to the three month period ended March 31, 2012, partially offset by lower interest rates.

Provision for income taxes.    The provision for income taxes was $0.8 million and $18.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in the provision for income taxes is primarily due to a decrease in earnings.

Chlorovinyls Segment

Net sales.    Net sales totaled $614.5 million for the three months ended March 31, 2013, an increase of 86 percent compared with net sales of $329.5 million for the same quarter last year. Our overall net sales increase was a primarily due to the inclusion of sales from the Merged Business. The increase from the Merged Business was partially offset by lower resin sales prices. Our operating rates in the chlorovinyls segment for the quarter ended March 31, 2013 were slightly higher than IHS, Inc. ("IHS") published industry operating rates of 85 percent for both the chlorine/caustic and vinyl resins industries.

Operating income.    Operating income increased by $39.4 million to $91.3 million for the three months ended March 31, 2013 from $51.9 million for the three months ended March 31, 2012. This operating income increase was due primarily to the impact of the Merged Business. Operating income was negatively impacted by approximately $10.2 million in fair value inventory purchase accounting adjustment related to the Transactions which is reflected in the increased cost of sales. Operating income was also impacted by feedstock price fluctuations including an increase in the cost of natural gas and an increase in our cost of ethylene for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. IHS reported that industry prices of natural gas increased 20 percent and ethylene decreased by 6 percent. The effect of the decrease in the industry price for ethylene was offset by changes in our ethylene supply portfolio that increased our ethylene cost as compared to industry prices for ethylene. In addition, operating income was negatively impacted by several small unplanned manufacturing outages and lower VCM sales as operations and sales recovered from a fire at our Lake Charles, Louisiana VCM production unit, which prior to the Transactions, was owned by the PHH joint venture and has now been consolidated into Axiall. The Adjusted EBITDA increase of $88.6 million to $134.2 million for the three months ended March 31, 2013 from $45.6 million for the three months ended March 31, 2012 was predominantly due to the same reasons as the increase in operating income less the impact of the $10.2 million in the fair value of inventory purchase accounting adjustment and additional depreciation and amortization expense from the fair value adjustments to property, plant and equipment and intangible assets related to the acquisition of the Merged Business.

Building Products Segment

Net Sales.    Net sales totaled $162.2 million for the three months ended March 31, 2013, a decrease of 13 percent compared to $187.2 million for the three months ended March 31, 2012. The net sales decrease was a result of lower demand in Canada and the United States, impacted in part by favorable weather conditions in the first quarter of 2012, which pulled forward some demand from the second quarter of 2012. For the first quarter of 2013, our building products segment's geographical sales to the United States remained at 52 percent, with Canadian sales remaining at 47 percent, consistent with the first quarter of 2012. Changes in currency between the U.S. and Canadian dollar were not material to the results of operations.

Operating Loss.    Operating loss of $13.8 million for the three months ended March 31, 2013 increased by $7.4 million from an operating loss of $6.4 million for the three months ended March 30, 2012. The increase in operating loss was driven by lower gross margin as a result of lower volumes, as well as a $2.6 million non-cash asset impairment restructuring charge in the first three months of March 2013. The Adjusted EBITDA decrease of $5.9 million to negative $2.6 million during the three months ended March 31, 2013 from $3.3 million during the three months ending March 31, 2012 was predominantly due to the same reasons as the increase in operating loss, less the impact of the $2.6 million non-cash asset impairment restructuring charge in the first three months of March 2013.

Aromatics Segment

Net Sales.    Net sales were $284.5 million for the three months ended March 31, 2013, a decrease of 17 percent versus $343.2 million for the three months ended March 31, 2012. The net sales decrease primarily resulted from a 35 percent decline in our overall sales volume driven by lower cumene and phenol demand in the first quarter 2013 versus the first quarter 2012. The sales decrease was partially offset by higher average sales prices of 19 percent for cumene and a 17 percent increase in the price of phenol and acetone. The sales price increases reflected higher costs for the feedstock propylene.

Operating income.    Operating income decreased by $24.5 million to $13.0 million for the three months ended March 31, 2013 from $37.5 million for the three months ended March 31, 2012. The decline in operating income was due primarily to an inventory holding gain in the first quarter of 2012 that was larger than the inventory holding gain in the first quarter of 2013 as well as higher sales volumes in the first quarter of 2012. In addition, our operating rates for the aromatics segment were lower in the first quarter of 2013, versus the comparable quarter in 2012. Industry operating rates were also lower in the first quarter of 2013 compared to the first quarter of 2012, according to the April 2013 Chemical Data Inc. publication. The Adjusted EBITDA decrease of $24.6 million to $13.3 million for the three months ending March 31, 2013 from $37.9 million for the three months ending March 31, 2012 was predominantly due to the same reasons as the decrease in operating income.

Liquidity and Capital Resources

Operating Activities.    For the three months ended March 31, 2013, net cash used in operating activities was $104.8 million as compared to $85.5 million for the three months ended March 31, 2012. Total working capital used in operations for the three months ended March 31, 2013 was $211.1 million compared to $126.8 million for the three months ended March 31, 2012. The increase in working capital used during the first three months of 2013 as compared to the first three months of 2012 was primarily the result of increased working capital acquired in the Transactions including an increase of $49.1 million due to accounts payable, $38.6 million in inventory, $30.0 million in accrued income taxes (primarily related to estimated quarterly tax payments), and $25.7 million in accrued compensation compared to the three months ended March 31, 2012. This increase in working capital used during the first three months of 2013 was partially offset by a $58.7 million decrease in cash usage related to accounts receivable. As of March 31, 2013, net working capital was $615.4 million.

Investing Activities.    For the three months ended March 31, 2013, net cash provided by investing activities was $10.3 million as compared to net cash provided by investing activities of $5.8 million for the three months ended March 31, 2012. On January 28, 2013, we completed the Transactions. The purchase price for the Transactions was approximately $2.7 billion and consisted of: (i) the issuance of 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of approximately $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations.

During the first three months of 2012, cash provided by investing activities included proceeds received from the sale of our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million. Capital expenditures during the three months ended March 31, 2013 and 2012 were $16.4 million and $13.5 million, respectively.

Financing Activities.    For the three months ended March 31, 2013, net cash used in financing activities was $35.0 million as compared to net cash provided by financing activities of $29.0 million for the three months ended March 31, 2012.

On March 31, 2013 and December 31, 2012, our long term debt consisted of the following:

(Dollar amounts in millions)	Maturity Date	Outstanding Balance at March 31, 2013	Outstanding Balance at December 31, 2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term loan (net of $3.0 million debt issuance costs)	January 28, 2017	196.3	-
ABL revolver	January 28, 2018	139.0	-
9 percent notes	January 15, 2017	-	448.1

Total debt		1,473.3	448.1
Less current portion of long term debt		(55.1)	-

Long term debt, net		$1,418.2	$448.1

Transaction Financing

In connection with the Transactions we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625 Notes

The Company and certain of its subsidiaries guaranteed the $688.0 million aggregate principal amount of 4.625 Notes. The 4.625 Notes, which mature in 2021 and bear interest at 4.625 percent per annum, were initially issued by a PPG subsidiary acquired in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million of related financing fees that are included in "Loss on redemption and other debt costs, net" in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

Term Loan

The Company also guaranteed the $279.0 million Term Loan due 2017, originally entered into by a PPG subsidiary with which we merged in the Transactions. The Term Loan matures on 2017 and bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At March 31, 2013, outstanding borrowings under the Term Loan had an effective interest rate of 3.50 percent per annum. Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors. During the three months ended March 31, 2013, we repaid approximately $79.0 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs, net," on our Condensed Consolidated Statements of Operations.

New ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "New ABL Revolver") increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to U.S. borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain U.S. index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At March 31, 2013, the weighted average interest rate on our outstanding New ABL Revolver balance was 2.6 percent and our availability was approximately $349.8 million, net of $139.0 million outstanding balance and letters of credit of $11.2 million.

The New ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries (other than certain excluded subsidiaries). Canadian borrowing obligations under the New ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries (other than certain excluded subsidiaries). All obligations under the New ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors.

As of March 31, 2013, our borrowings under the New ABL Revolver were as follows:

(in millions, except percentages)	As of and for the quarter ended March 31, 2013
Outstanding amount at period ending	$139.0
Weighted average interest rate at period ending	2.6%
Average daily amount outstanding for the period	$28.5
Weighted average daily interest rate for the period	2.3%
Maximum month end amount outstanding during the period	$139.0

At March 31, 2013, available borrowing on the New ABL Revolver was $349.8 million, net of $139.0 million outstanding and letters of credit of $11.2 million.

The indenture governing the 4.625 Notes, the Term Loan and the New ABL Revolver each contain customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends. These covenants are subject to a number of important exceptions and qualifications. In connection with the issuance of the 4.625 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the 4.625 Notes offering.

9 Percent Notes Retirement and 4.875 Notes Issuance

In February 2013 we retired our outstanding 9 percent notes with the proceeds of a new debt issuance. Additional information about those transactions is as follows:

4.875 Notes Issuance

On February 1, 2013, we issued $450.0 million in aggregate principal amount of senior notes due 2023 bearing interest at a rate of 4.875 per annum (the "4.875 Notes"). Interest on the 4.875 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. Interest is accruing from February 1, 2013. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

The indenture governing the 4.875 Notes contains customary covenants, including certain restrictions on the Company and its subsidiaries to pay dividends. Each of these covenants is subject to a number of important exceptions and qualifications. In connection with the issuance of the 4.875 Notes, we entered into a registration rights agreement relating to the 4.875 Notes, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the 4.875 Notes offering.

9 Percent Notes Tender Offer and Redemption

We used the net proceeds from the offering of the 4.875 Notes, together with cash on hand, to fund the repurchase of our 9.0 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million including a make whole payment of $55.4 million. In addition, we expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer. These costs are included in "Loss on redemption and other debt costs, net," in our Condensed Consolidated Statements of Operations.

On March 5, 2013, the Company's Board of Directors declared a $0.08 per share cash dividend, with a record date of March 28, 2013 and a payment date of April 10, 2013.

During the three months ended March 31, 2012, we redeemed all of our 7.125 percent Senior Notes due 2013 and 9.5 percent Senior Notes due 2014 that remained outstanding for the aggregate principal amount of $22.2 million and $0.7 million in early redemption costs.

Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of March 31, 2013, were as follows:

(In millions)	Total	2013(a)	2014	2015	2016	2017	2018 and thereafter
Contractual obligations:
Purchase obligations	$2,008	$1,033	$626	$46	$39	$42	$222
Long-term debt—principal	1,476	-	-	-	-	199	1,277
Long-term debt—interest	517	49	64	64	64	58	218
Lease financing obligations	32	6	8	8	8	2	-
Operating lease obligations	150	27	30	26	19	14	34
Expected pension and other post-retirement benefit contributions	660	7	13	18	19	27	576
Asset retirement obligation	151	-	-	-	-	-	151

Total	$4,994	$1,122	$741	$162	$149	$342	$2,478

(a)  For the nine months ending December 31, 2013.

Long-Term Debt Principal.    Long-term debt principal obligations are listed based on the contractual due dates.

Long-Term Debt Interest.    Long-term debt interest payments are based on our weighted average interest rates as of March 31, 2013.

Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles, barges and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2025. We did not have significant capital lease obligations as of March 31, 2013.

Purchase Obligations.    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of March 31, 2013.

Expected Pension Contributions.    Pension funding represents the projected minimum required contributions based on current assumptions for the Axiall Corporation Retirement Plan in accordance with the Employee Retirement Income Security Act. Contributions for the U.S. Supplemental Executive Retirement Agreements are also included.

As a result of the Transactions, we assumed substantial tax-qualified and non-tax-qualified pension obligations related to employees and retirees of the Merged Business. In connection therewith, the legally required level of pension assets will be transferred from the tax-qualified PPG pension plans to the new pension plans to be established by us in respect of those liabilities. In addition to the standard minimum funding requirements, the Pension Act (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires companies with tax-qualified defined benefit pension plans to make contributions to such plans as frequently as quarterly in order to meet the "funding target" for such plans, as defined in the Pension Act.

The preliminary estimated fair value of pension investment assets related to the Merged Business and assumed by us upon the consummation of the Transactions was $479.2 million as of January 28, 2013.

As of the same date, our estimated preliminary projected benefit obligation with respect to these assets was $576.1 million. The unfunded status of the pension obligations assumed by us and calculated on a projected benefit obligation basis as of January 28, 2013, was approximately $96.9 million. The unfunded other post-retirement benefit obligations assumed by us as of January 28, 2013, was approximately $182.9 million.

The preliminary weighted average discount rates used in calculating the pension and other postretirement benefit transfer calculations were 4.1 percent and 4.35 percent, respectively. The weighted average initial health care trend rates are assumed to be 6.64% declining to 4.50% over 11 years. The preliminary average expected longer rate of return on transferred assets is approximately 6.5 percent.

Given the amount of pension assets transferred from the tax-qualified PPG pension plans to our new pension plans, and subject to the foregoing variables and the uncertainties associated therewith, it is possible that we could be required to make substantial contributions in future years to the new pension plans. These contributions could restrict available cash for our operations, capital expenditures and other requirements and may materially adversely affect our financial condition and liquidity. In addition, the nonqualified pension liabilities assumed by us are unfunded. These obligations will require annual funding that could restrict cash available to us for other purposes.

Asset Retirement Obligation.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of forty years.

Uncertain Income Tax Positions.    We have recognized a liability for our uncertain income tax positions of approximately $23.3 million as of March 31, 2013. We do not believe we are likely to pay any amounts during the year ended December 31, 2013. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our New ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. We have no required payments of principal on our debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our New ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to further reduce our debt.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the "Financial Statements") with three non-GAAP financial measures: (i) Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, net, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and merger with PPG's chemicals business, goodwill, intangibles, and other long-lived asset impairments, and interest expense related to the OMERS lease-financing transaction); (ii) Adjusted Net Income; and (iii) Adjusted Earnings per Share.

Adjusted Net Income is defined as Net income (loss) attributable to Axiall plus certain purchase accounting adjustments including: cost of sales fair value of inventory, gains or losses on the acquisition of controlling interests, professional fees related to a previously disclosed and withdrawn unsolicited offer and merger with PPG's chemicals business, goodwill, intangibles, and other long-lived asset impairment charges (recoveries), gain or loss on the sale of assets, and gains or losses on redemption and other debt costs, net. Adjusted Earnings per Share is calculated using the two class method under GAAP but using Adjusted Net Income rather than net income (loss) calculated in accordance with GAAP.

Axiall has supplemented the Financial Statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall. Axiall has supplemented the Financial Statements with Adjusted Net Income and Adjusted Earnings per Share because investors commonly use financial measures such as Adjusted Net Income and Adjusted Earnings per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of net income (loss) pursuant to GAAP, in order to approximate the amount of the net income (loss) that such a company would have achieved absent those non-recurring, transaction-related charges or benefits. In addition, Axiall has supplemented the Financial Statements with Adjusted Net Income and Adjusted Earnings per Share because we believe these financial measures will be helpful to investors in approximating what Axiall's net income (loss) would have been absent the impact of certain non-recurring, pre-tax charges and benefits related to the company's merger with the PPG chemicals business, the company's issuance of its 4.875 percent notes and the tender offer and related redemption of its 9 percent notes.

None of Adjusted EBITDA, Adjusted Net Income or Adjusted Earnings per Share are measurements of financial performance under GAAP and should not be considered as an alternative to net income (loss), or GAAP diluted earnings per share, as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per Share may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of Net income (loss) attributable to Axiall determined in accordance with GAAP to Adjusted Net Income and Adjusted Earnings per Share and reconciliations of Consolidated net income (loss) determined in accordance with GAAP to Adjusted EBITDA are in the tables set forth below.

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Net income (loss) attributable to Axiall	$(3.5)	$35.3
Pretax charges (benefits)
Cost of sales Fair Value of Inventory – purchase accounting	10.2	-
Long-lived asset impairment charges (recoveries), net	2.6	(0.3)
Transaction related costs and other, net	10.1	5.3
Gain on sale of assets	-	(17.4)
Gain on acquisition of controlling interest	(23.5)	-
Loss on redemption and other debt costs	78.5	-

Total pretax charges (benefits)	77.9	(12.4)
Provision for (benefit from) income taxes related to these items	29.3	(4.7)

After tax effect of above items	48.6	(7.7)

Adjusted Net Income	$45.1	$27.6

Diluted earnings (loss) per share attributable to Axiall	$(0.06)	$1.01
Adjusted Earnings per Share	$0.75	$0.79

Three Months Ended March 31, 2013

(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$134.2	$(2.6)	$13.3	$(11.5)	$133.4
Transaction related costs and other, net	(1.3)	0.3	-	(9.1)	(10.1)
Long-lived asset impairment (charges) recoveries, net	-	(2.6)	-	-	(2.6)
Depreciation and amortization	(31.5)	(8.8)	(0.3)	(1.7)	(42.3)
Other	(10.2) (a)	-	-	3.1 (b)	(7.1)
Interest expense, net	-	-	-	(18.3)	(18.3)
Gain on acquisition of controlling interest	23.5	-	-	-	23.5
Loss on redemption and other debt cost	-	-	-	(78.5)	(78.5)
Provision for income taxes	-	-	-	(0.8)	(0.8)

Consolidated net income (loss) (c)	$114.7	$(13.7)	$13.0	$(116.8)	$(2.8)

(a)
Cost of sales fair value of inventory purchase accounting adjustment.
(b)
Includes $1.2 million for debt cost amortization and $1.8 million of lease financing obligations interest.
(c)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended March 31, 2012

(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$45.6	$3.3	$37.9	$(11.4)	$75.4
Transaction related costs and other, net	-	(0.1)	-	(5.2) (a)	(5.3)
Long-lived asset impairment (charges) recoveries	-	0.3	-	-	0.3
Gain on sale of assets, net	17.4	-	-	-	17.4
Depreciation and amortization	(11.1)	(10.0)	(0.4)	(1.1)	(22.6)
Other	-	-	-	2.9 (b)	2.9
Interest expense, net	-	-	-	(14.4)	(14.4)
Provision for income taxes	-	-	-	(18.4)	(18.4)

Consolidated net income (loss) (c)	$51.9	$(6.5)	$37.5	$(47.6)	$35.3

(a)
Includes $4.9 million of professional fees associated with the unsolicited offer.
(b)
Includes $1.0 million for debt cost amortization and $1.8 million of lease financing obligations interest.
(c)
Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Outlook

We believe that we are well positioned to take advantage of a number of macro-economic and industry trends. We expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will persist for many years and continue to provide a competitive cost advantage to us. We expect this advantage to allow consistent access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, a sustainable recovery of the U.S. housing market, both in terms of starts and renovation activity, seems to have begun. We believe this should drive building products volumes higher. We expect the combination of these factors to increase vinyl demand. As a result, we expect operating rates and margins to move higher for North American producers. Margins have typically improved as the industry operating rates start to exceed the 90 percent level in vinyl on a more regular basis. We expect chlorine and caustic demand growth over the next few years to offset any net new capacity added in North America. This balance, combined with the natural gas cost advantage, should support healthy margins for our North American operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements relating to future events and our intentions, beliefs, expectations and predictions for the future. Any such statements other than statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Words or phrases such as "anticipate," "believe," "plan," "estimate," "project," "may," "will," "intend," "target," "expect," "would" or "could" (including the negative variations thereof) or similar terminology used in connection with any discussion of future plans, actions or events generally identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of the Transactions, integration plans and expected synergies therefrom and other statements of expectations concerning matters that are not historical facts. These statements are based on the current expectations of our management. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements included in this Quarterly Report on Form 10-Q. These risks and uncertainties include, among other things:

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

  •
  our ability to continue to comply with the covenants in the New ABL Revolver, the Term Loan and the indentures governing the 4.875 Notes and the 4.625 Notes;

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

In light of these risks, uncertainties, assumptions and other factors, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur. Other unknown or unpredictable factors could also have a material adverse effect on our actual future results, performance or achievements. For a further discussion of these and other risks and uncertainties applicable to us and our business, see the section of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled "Risk Factors" and in our subsequent periodic filings with the SEC. As a result of the foregoing, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations, except as required by law.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2013, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2012 Annual Report, except we selected new discount rate, expected return on assets, rate of compensation increase and health care cost trend rates assumptions for the Assumed Plans in connection with Transactions as discussed in Note 11 to the unaudited condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2012 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control.    Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2013, we merged with the Merged Business. We are in the process of integrating the Merged Business into our overall internal control over financial reporting process.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Note 10 to the accompanying unaudited condensed consolidated financial statements and Part I. Item 3. "Legal Proceedings" in our 2012 Annual Report are incorporated by reference herein.

The Company and its subsidiaries are involved in various claims and legal proceedings associated with its business and operations. In some of these matters, substantial monetary damages are sought. The Company evaluates its exposure to loss contingencies arising from pending to threatened litigation and believes it is not possible to predict the outcome of the various matters; Management believes that the outcome of these actions in a manner adverse to the Company as a whole, would not be material to the Company, however, such outcomes may be material to the results of operations in any particular period in which the cost of any such outcome are recognized.

During 2012, our Natrium, West Virginia facility received several notices of violations of its NPDES permit regarding certain discharge limits allegedly being exceeded. In January 2013, the Merged Business and the WVDEP entered into an agreement pursuant to which an amendment to an existing consent order would be filed (the "Amendment"). The court approved the Amendment on May 6, 2013, which will result in the payment by us of approximately $248,000 in monetary sanctions.

Our Lake Charles South Facility received a Consolidated Compliance Order and Notice of Potential Penalty in 2006, alleging violations of various requirements of that facility's air permit, based largely on self-reported permit deviations. A proposed settlement of this matter has been accepted by the LDEQ under which we would pay monetary sanctions of $400,000 and complete certain beneficial environmental projects that we estimate will cost approximately $220,000.

Item 1A. RISK FACTORS.

There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2012 Annual Report.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS
3.1
Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on January 28, 2013 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
3.2
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
4.5
Third Supplemental Indenture, dated as of February 1, 2013, to the Indenture, dated as of December 22, 2009, by and among the Company, the guarantors party thereto and U.S. Bank, National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).
4.6	Form of 4.875% Senior Notes due 2023 (included as Exhibit A to Exhibit 4.1).
4.7	Form of 4.625% Senior Notes due 2021 (included as Exhibit A to Exhibit 4.2).
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

10.3*	Amendment No. 1, dated as of March 15, 2013, to the Credit Agreement, dated as of January 28, 2013, among Eagle Spinco Inc., the lenders party there to, Barclays Bank PLC, as Administrative Agent, and the other parties thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2013 and incorporated herein by reference).
10.4*
First Amendment to the Company's 2011 Equity and Performance Incentive Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2013 and incorporated herein by reference).
10.5*
Letter agreement regarding employment of Dean Adelman, Vice President, Human Resources, dated January 18, 2013 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2013 and incorporated herein by reference).
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: May 10, 2013	By:	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2013	By:	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)