Form 10-Q
period 2013-06-30
AXIALL CORP/DE/
filed 2013-08-07
CIK 805264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2013
Common Stock, $0.01 par value	69,875,042

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2013
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$44.3	$200.3
Receivables, net of allowance for doubtful accounts of $4.6 million and $4.5 million at June 30, 2013 and December 31, 2012, respectively.	702.9	314.9
Inventories	428.9	288.4
Prepaid expenses and other	50.7	14.7
Deferred income taxes	9.1	21.1

Total current assets	1,235.9	839.4
Property, plant and equipment, net	1,644.2	637.7
Goodwill	1,657.9	217.2
Intangible assets, net	1,227.2	43.4
Other assets, net	84.6	63.6

Total assets	$5,849.8	$1,801.3

Liabilities and Equity:
Current portion of long-term debt	$42.3	$-
Accounts payable	351.4	211.2
Interest payable	16.8	18.9
Income taxes payable	7.9	15.1
Accrued compensation	47.7	44.7
Other accrued current liabilities	113.6	61.2

Total current liabilities	579.7	351.1
Long-term debt, excluding the current portion of long-term debt	1,396.5	448.1
Lease financing obligation	106.3	112.3
Deferred income taxes	771.7	177.9
Pensions and other postretirement benefits	329.1	48.3
Other non-current liabilities	127.6	60.1

Total liabilities	3,310.9	1,197.8

Commitments and contingencies

Equity:

Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 and 100,000,000 at June 30, 2013 and December 31, 2012, respectively; issued and outstanding: 69,874,568 and 34,546,767 at June 30, 2013 and December 31, 2012, respectively.	0.7	0.3
Additional paid-in capital	2,264.2	487.1
Retained earnings	196.1	138.0
Accumulated other comprehensive loss, net of tax	(39.7)	(21.9)

Total Axiall stockholders' equity	2,421.3	603.5
Noncontrolling interest	117.6	-

Total equity	2,538.9	603.5

Total liabilities and equity	$5,849.8	$1,801.3

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Net sales	$1,272.8	$867.7	$2,334.0	$1,727.6
Operating costs and expenses:
Cost of sales	1,041.7	780.9	1,940.7	1,537.3
Selling, general and administrative expenses	97.7	51.8	176.0	99.5
Transaction related costs and other, net	8.8	6.6	21.5	11.6
Gain on sale of assets, net	-	-	-	(17.4)

Total operating costs and expenses	1,148.2	839.3	2,138.2	1,631.0

Operating income	124.6	28.4	195.8	96.6
Interest expense, net	(19.4)	(14.5)	(37.7)	(28.9)
Foreign exchange gain (loss)	0.3	(0.3)	0.4	(0.4)
Loss on redemption and other debt costs	-	-	(78.5)	-
Gain on acquisition of controlling interest	-	-	23.5	-

Income before income taxes	105.5	13.6	103.5	67.3
Provision for income taxes	31.8	-	32.6	18.4

Consolidated net income	73.7	13.6	70.9	48.9
Less net income attributable to noncontrolling interest	0.9	-	1.6	-

Net income attributable to Axiall	$72.8	$13.6	$69.3	$48.9

Earnings per share attributable to Axiall:
Basic	$1.04	$0.39	$1.07	$1.41
Diluted	$1.03	$0.39	$1.06	$1.40

Weighted average common shares outstanding:
Basic	69.9	34.4	64.6	34.3
Diluted	70.4	34.6	65.1	34.5

Dividends per common share	$0.08	$0.08	$0.16	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Consolidated net income	$73.7	$13.6	$70.9	$48.9
Less net income attributable to noncontrolling interest	0.9	-	1.6	-

Net income attributable to Axiall	72.8	13.6	69.3	48.9

Other comprehensive loss:
Foreign currency translation loss	(15.0)	(8.7)	(26.6)	(1.8)
Unrealized gain (loss) on derivatives	(0.9)	2.1	(0.9)	0.7
Pension liability adjustment	0.5	0.4	1.1	0.8

Other comprehensive loss, before income taxes	(15.4)	(6.2)	(26.4)	(0.3)
Benefit from income taxes related to other comprehensive income items	(5.3)	(3.3)	(8.6)	(0.3)

Other comprehensive loss, net of tax	(10.1)	(2.9)	(17.8)	-

Comprehensive income, net of income taxes	63.6	10.7	53.1	48.9
Less comprehensive income attributable to noncontrolling interest	0.9	-	1.6	-

Comprehensive income attributable to Axiall	$62.7	$10.7	$51.5	$48.9

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
Cash flows from operating activities:
Consolidated net income	$70.9	$48.9
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation	67.8	41.3
Amortization	32.5	3.7
Loss on redemption and other debt costs	78.5	-
Gain on acquisition of controlling interest	(23.5)	-
Gain on sale of assets	-	(17.4)
Other non-cash items	(0.1)	5.0
Change in operating assets and liabilities, and other (excluding effects of acquisition)	(260.9)	(96.4)

Net cash used in operating activities	(34.8)	(14.9)

Cash flows from investing activities:
Capital expenditures	(55.6)	(40.7)
Proceeds from sale of assets	-	21.7
Cash acquired in acquisition	26.7	-

Net cash used in investing activities	(28.9)	(19.0)

Cash flows from financing activities:
Borrowings on ABL revolver	402.5	183.4
Repayments on ABL revolver	(297.3)	(183.4)
Issuance of long-term debt	450.0	-
Long-term debt payments	(530.4)	-
Make-whole and other fees paid related to financing activities	(95.0)	-
Dividends paid	(5.6)	-
Distribution to noncontrolling interest	(13.3)	-
Excess tax benefits from share-based payment arrangements	0.7	0.1
Stock compensation plan activity	(1.3)	(0.4)

Net cash used in financing activities	(89.7)	(0.3)

Effect of exchange rate changes on cash and cash equivalents	(2.6)	1.0
Net change in cash and cash equivalents	(156.0)	(33.2)
Cash and cash equivalents at beginning of period	200.3	88.6

Cash and cash equivalents at end of period	$44.3	$55.4

Significant non-cash transaction

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals, through a merger between a subsidiary of PPG and a subsidiary of the Company. The purchase price for these transactions was approximately $2.7 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. See Note 2 to the unaudited condensed consolidated financial statements. The final purchase price is subject to a settlement with PPG related to the final working capital of the Merged Business as of the date of acquisition.

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all of the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our financial condition as of, and our operating results for the three and six month periods ended, June 30, 2013 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2013 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not impact the Company's operating income or consolidated net income.

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business") through a merger between a subsidiary of PPG and a subsidiary of the Company (the "Merger"); we also completed a series of related financings (collectively, the "Transactions"). The purchase price for the Merged Business was approximately $2.7 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. The final purchase price is subject to a settlement with PPG related to the final working capital of the Merged Business as of the date of acquisition. See Note 2 to the unaudited condensed consolidated financial statements.

Through the Merger, we acquired, as part of the Merged Business, the remaining 50 percent interest that we did not previously own of PHH Monomers LLC, a joint venture between us and PPG ("PHH"). Prior to the Merger, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $23.5 million as a result of remeasuring the equity interest we held in PHH before the Merger. The fair value of our prior equity interest in PHH before the Merger was $25.2 million. PHH is a manufacturing joint venture that consists of plant and equipment and the fair value was estimated based on the replacement cost of assets in similar condition.

Accounting Standards Codification ("ASC") 810-10, Noncontrolling Interests in Consolidated Financial Statements, provides guidance on accounting for the financial presentation of noncontrolling interest in subsidiaries. Beginning in the first quarter of 2013, we incorporated the noncontrolling interests in our majority-owned subsidiaries in our financial statement presentation including our interest in the Taiwan Chlorine Industries, Ltd. ("TCI") joint venture that we acquired in the Transactions. Such presentation requires us to report our noncontrolling interests in our majority-owned subsidiaries as a separate line item in the equity section of our condensed consolidated balance sheets. In addition, our condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows reflect the prescribed manner in which the net income of the subsidiary is presented on the controlling company's consolidated financial statements. Accordingly, "attributable to Axiall" refers to our operating results exclusive of any noncontrolling interest in subsidiaries including the interest of our minority partner in TCI.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three and six month periods ended June 30, 2013 from those disclosed in the 2012 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

2. MERGER WITH THE PPG CHEMICALS BUSINESS

The Merger created a leading integrated chemicals and building products company with a broad portfolio of downstream products, and greater scale and ability to capitalize on globally advantaged, low cost North American natural gas. The results of the Merged Business are included in our financial statements from January 28, 2013, the closing date of the acquisition of the Merged Business. We issued 35.2 million shares of our common stock, assumed $967.0 million of debt and assumed certain other liabilities including pension liabilities and other postretirement obligations as consideration for the Merged Business. The final purchase price is subject to a settlement with PPG related to the final working capital of the Merged Business as of the date of acquisition. In connection with the Transactions, we have paid approximately $53.6 million in fees and expenses, which included: (i) approximately $30.3 million of debt issuance costs, of which approximately $19.3 million was deferred; and (ii) approximately $23.3 million of related professional and legal fees.

The initial accounting for the Merged Business (including the allocation of the purchase price to acquired assets and liabilities) is preliminary and subject to change, including the working capital settlement between PPG and the Company, as well as changes in the fair value of working capital and other assets, completion of an appraisal of assets acquired and liabilities assumed, and final valuation of intangible assets. Goodwill recognized from the acquisition of the Merged Business is primarily due to the combined companies providing an increase in size and economies of scale, a significant increase in chlorine production flexibility, an increase in natural gas integration and strategic, geographic and product synergies. Approximately $14 million of the goodwill recognized in the Merger is expected to be deductible for tax purposes. The fair value of the noncontrolling interest in TCI was estimated based on the present value of estimated future cash flows from TCI attributable to our minority partner's ownership percentage of TCI. The preliminary allocation of the purchase price to assets acquired and liabilities assumed, is set forth in the table below and is subject to change during the measurement period of up to twelve months.

(In millions)	Revised Preliminary Allocation as of June 30, 2013 (1)
Cash and cash equivalents	$26.7
Receivables	233.7
Inventories	72.3
Prepaid expenses and other	11.9
Property, plant and equipment	962.8
Goodwill	1,450.2
Intangible assets	1,218.0
Other assets	42.5
Accounts payable	(97.8)
Income taxes payable	(4.7)
Accrued compensation	(20.6)
Other accrued taxes	(10.9)
Other accrued liabilities	(57.1)
Deferred income taxes	(616.0)
Noncurrent pension and other postretirement benefits	(279.8)
Other non-current liabilities	(61.6)
Debt assumed	(967.0)
Noncontrolling interest	(129.3)

Total net assets acquired	$1,773.3

(1) Measurement period adjustments recorded during the three months ended June 30, 2013 did not have a significant impact on the unaudited condensed consolidated financial statements.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except per share data)	2013		2012	2013		2012
Net sales	$1,272.8		$1,282.1	$2,441.7		$2,553.4
Net income attributable to Axiall	$74.8	(a)	$53.4	$64.0	(b)	$121.3	(c)
Earnings per share from net income attributable to Axiall:
Basic	$1.07		$0.76	$0.92		$1.73
Diluted	$1.06		$0.76	$0.91		$1.73

(a) In addition to the normal pro forma adjustments associated with the Transactions, this amount excludes $3.2 million related to the inventory fair value purchase accounting adjustment. This amount is excluded from the pro forma amounts for the three months ended June 30, 2013 and a comparable amount is included in the pro forma amounts for the six months ended June 30, 2012 to reflect our consolidated results as if the Transactions had taken place on January 1, 2012.

(b) In addition to the normal pro forma adjustments associated with the Transactions, this amount excludes: (i) the $23.5 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions. These amounts are excluded from the pro forma amounts for the six months ended June 30, 2013 and comparable amounts are included in the six months ended June 30, 2012 to reflect our consolidated results as if the Transactions had taken place on January 1, 2012.

(c) In addition to the normal pro forma adjustments associated with the Transactions, this amount includes: (i) the $23.5 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions. These amounts are excluded from the pro forma amounts for the six months ended June 30, 2013 and included in the six months ended June 30, 2012 to reflect our consolidated results as if the Transactions had taken place on January 1, 2012.

Disclosure of revenues and earnings of the Merged Business since January 28, 2013 on a stand-alone basis is not practicable as the Merged Business is not being operated as a stand-alone business.

Increase of Authorized Shares of Common Stock.    In connection with the Transactions and effective January 28, 2013, the Company increased the number of authorized shares of Company common stock from 100 million shares to 200 million shares.

3. NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2013-02, an amendment to ASC Topic 220. This amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. Implementation of this standard was required for reporting periods beginning after December 15, 2012. In Note 13, we have disclosed certain amounts reclassified out of AOCI by the respective line items of net income.

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

In June 2013, the FASB issued ASU 2013-05—Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The guidance in this Update provides that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. However, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, this Update clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. Implementation of this standard is required for fiscal years beginning on or after December 15, 2013. We are currently evaluating the amendments in this Update, but do not expect implementation to have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Topic 815, provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities, is the risk of changes in a hedged item's fair value or a hedged transaction's cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, prior to this Update, only the interest rates on direct Treasury obligations of the U.S. government (the "UST") and, for practical reasons, the London Interbank Offered Rate (the "LIBOR") swap rate were considered benchmark interest rates. The amendments in this Update permit inclusion of the Fed Funds Effective Swap Rate ("OIS") as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and the LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are currently evaluating the amendments in this Update, but do not expect implementation to have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Prior to this Update, GAAP did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward existed. The Update provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments in this Update do not require new recurring disclosures. The Update is effective for fiscal years beginning after December 15, 2013. We are currently evaluating the amendments in this Update and its application to our Company.

4. INVENTORIES

As of June 30, 2013 and December 31, 2012, the major classes of inventories were as follows:

(In millions)	June 30, 2013	December 31, 2012
Raw materials	$180.0	$115.3
Work-in-progress	7.0	7.1
Finished goods	241.9	166.0

Inventories	$428.9	$288.4

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of June 30, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

(In millions)	June 30, 2013	December 31, 2012
Machinery and equipment	$2,287.7	$1,492.6
Buildings	226.4	203.7
Depletable land and land improvements	288.0	90.4
Construction-in-progress	80.7	33.6

Property, plant and equipment, at cost	2,882.8	1,820.3
Less: accumulated depreciation	1,238.6	1,182.6

Property, plant and equipment, net	$1,644.2	$637.7

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. We periodically monitor actual experience to determine whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property, plant and equipment. Effective January 1, 2013, we changed the useful lives of certain property, plant and equipment as a result of our historical experience which demonstrated longer useful lives for certain classes of assets. The change was accounted for as a change in estimate and applied prospectively. For the three months ended June 30, 2013, the effect of the change decreased depreciation expense by $5.5 million, increased net income attributable to Axiall by approximately $3.4 million and increased diluted earnings per share by $0.04. For the six months ended June 30, 2013, the effect of the change decreased depreciation expense by $10.7 million, increased net income attributable to Axiall by approximately $6.6 million and increased diluted earnings per share by $0.10.

The estimated useful lives of our property, plant and equipment are as follows:

Buildings	27-39 years
Depletable land and land improvements	15-25 years
Machinery, plant and equipment	2-25 years
Dies and moulds	3-10 years
Office furniture and equipment	2-10 years
Computer equipment and software	3-10 years

6. GOODWILL AND OTHER INTANGIBLE ASSETS

In the acquisition of the Merged Business we acquired substantial intangible assets including $1.5 billion in goodwill and other intangible assets consisting of $1.2 billion in customer relationships, $14.9 million in technology and $6.0 million in product trade names. These amounts are preliminary and are based on the preliminary purchase price allocation of the fair values of the acquired assets and liabilities assumed as of the closing date of the Merger, as further described below.

Goodwill.    During the six months ended June 30, 2013, we preliminarily allocated the fair values of assets acquired and liabilities of the Merged Business assumed in the Transactions, which are subject to change. The following table provides the detail of the changes made to goodwill during the six months ended June 30, 2013.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at January 1, 2013	$245.4	$159.5	$404.9
Accumulated impairment losses	(55.5)	(132.2)	(187.7)

Net goodwill at January 1, 2013	$189.9	$27.3	$217.2

Gross goodwill at January 1, 2013	$245.4	$159.5	$404.9
Preliminary addition from the Transactions	1,450.2	-	1,450.2
Foreign currency translation adjustment	(9.5)	-	(9.5)

Gross goodwill at June 30, 2013	1,686.1	159.5	1,845.6
Accumulated impairment losses	(55.5)	(132.2)	(187.7)

Net goodwill at June 30, 2013	$1,630.6	$27.3	$1,657.9

Indefinite-lived intangible assets.    Our indefinite-lived intangible assets consisted only of trade names with a carrying value of $9.0 million and $9.1 million at June 30, 2013 and December 31, 2012, respectively. The variance between period end dates is due to fluctuations in the Canadian dollar exchange rate.

Definite-lived intangible assets.    At June 30, 2013 and December 31, 2012, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segments. The preliminary values of these assets acquired are $1.2 billion for customer relationships, $14.9 million for technology and $6.0 million for trade names. There were no definite-lived intangible assets in our chlorovinyls segment as of December 31, 2012. At June 30, 2013 and December 31, 2012 there were no definite-lived intangible assets in our aromatics segment. The following table provides the definite-lived intangible assets, by reportable segment, as of June 30, 2013 and December 31, 2012.

	Chlorovinyls	Building Products		Total
(In millions)	June 30, 2013	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Gross carrying amounts
Customer relationships	$1,197.1	$35.2	$35.2	$1,232.3	$35.2
Trade names	6.0	-	-	6.0	-
Technology	14.9	17.4	17.4	32.3	17.4

Total	1,218.0	52.6	52.6	1,270.6	52.6
Accumulated amortization:
Customer relationships	(27.7)	(9.6)	(8.7)	(37.3)	(8.7)
Trade names	(0.1)	-	-	(0.1)	-
Technology	(0.3)	(10.4)	(9.6)	(10.7)	(9.6)

Total	(28.1)	(20.0)	(18.3)	(48.1)	(18.3)
Foreign currency translation adjustment:
Customer relationships	(4.3)	-	-	(4.3)	-

Total	(4.3)	-	-	(4.3)	-
Net carrying amounts
Customer relationships	1,165.1	25.6	26.5	1,190.7	26.5
Trade names	5.9	-	-	5.9	-
Technology	14.6	7.0	7.8	21.6	7.8

Total	$1,185.6	$32.6	$34.3	$1,218.2	$34.3

The weighted average estimated useful life remaining for customer relationships, definite-lived trade names and technology is approximately 18 years, 17 years, and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $18.2 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively and $29.8 million and $1.7 million for the six month periods ended June 30, 2013 and 2012, respectively. Total definite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $70.9 million per year.

7. OTHER ASSETS, NET

As of June 30, 2013 and December 31, 2012, other assets, net of accumulated amortization, consisted of the following:

(In millions)	June 30, 2013	December 31, 2012
Advances for long-term purchase contracts, net	$14.3	$19.4
Advances to and investments in joint ventures	21.2	6.1
Deferred financing costs, net	30.8	16.3
Long-term assets held for sale	11.1	13.8
Other	7.2	8.0

Total other assets, net	$84.6	$63.6

The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments over the terms of the related contracts. The increase in advances to and investments in joint ventures is primarily the result of our investment in RS Cogen as described in Note 15 to the unaudited condensed consolidated financial statements. The increase in deferred financing costs, net, was the result of fees incurred in relation to the issuance and assumption of debt in connection with the Transactions as well as the 4.875 Notes and the New ABL Revolver less the write-off of deferred financing fees associated with the termination of the 9 percent notes as defined below and described in Note 8 to the unaudited condensed consolidated financial statements.

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of June 30, 2013 and December 31, 2012, our long-term debt consisted of the following:

(In millions)	Maturity Date	Outstanding Balance at June 30, 2013	Outstanding Balance at December 31, 2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term loan (net of $2.8 million debt issuance costs)	January 28, 2017	195.8	-
ABL revolver	January 28, 2018	105.0	-
9 percent notes	January 15, 2017	-	448.1

Total debt		$1,438.8	$448.1
Less current portion of long-term debt		(42.3)	-

Long-term debt, net		$1,396.5	$448.1

Transactions Financing

In connection with the Transactions, we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625 Notes

The Company and certain of its subsidiaries guaranteed $688 million aggregate principal amount of senior notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million related to financing fees that are included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income for the six months ended June 30, 2013.

Term Loan

The Company also guaranteed a $279 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Transactions (the "Term Loan").

The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At June 30, 2013, outstanding borrowings under the Term Loan had a stated interest rate of 3.50 percent per annum.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the six month period ended June 30, 2013, we repaid approximately $80.4 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income.

New ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "New ABL Revolver") increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to U.S. borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain U.S. index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At June 30, 2013, the weighted average interest rate on our outstanding New ABL Revolver balance was 2.2 percent and our availability was approximately $383.8 million, net of $105.0 million outstanding balance and letters of credit of $11.2 million.

The New ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries (other than certain excluded subsidiaries). Canadian borrowing obligations under the New ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries (other than certain excluded subsidiaries). All obligations under the New ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the subsidiary guarantors.

The 4.625 Notes indenture, the Term Loan credit agreement and the New ABL Revolver credit agreement each contain customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends. These covenants are subject to a number of important exceptions and qualifications. In connection with the issuance of the 4.625 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the 4.625 Notes offering.

9 Percent Notes Retirement and 4.875 Notes Issuance

In February 2013 we retired our then outstanding 9 percent notes with the proceeds of a new debt issuance. Additional information about those transactions is as follows:

4.875 Notes Issuance

On February 1, 2013, we issued $450.0 million in aggregate principal amount of senior unsecured notes due 2023 (the "4.875 Notes") which bear interest at a rate of 4.875 percent per annum. Interest on the 4.875 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

9 Percent Notes Tender Offer and Redemption

We used the net proceeds from the offering of the 4.875 Notes, together with cash on hand, to fund the repurchase of our 9 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million including a make whole payment of $55.4 million. We accounted for the repurchase of the 9 percent notes as an extinguishment. In addition, we expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer. These costs are included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income.

Lease Financing Obligation

As of June 30, 2013 and December 31, 2012, we had a lease financing obligation of $106.3 million and $112.3 million, respectively. The change from the December 31, 2012 balance is due to the change in the Canadian dollar exchange rate for the period ended June 30, 2013. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The amount of the collateralized letter of credit was $3.8 million and $5.9 million as of June 30, 2013 and December 31, 2012, respectively. We are not obligated to repay the lease financing obligation amount of $106.3 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of June 30, 2013 are $3.7 million in 2013, $7.4 million in 2014, $7.7 million in 2015, $7.7 million in 2016 and $1.9 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2012 is due to current period payments and the change in the Canadian dollar exchange rate as of June 30, 2013.

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

The following is a summary of the carrying amounts and estimated fair values of our long-term debt and our commodity purchase contract as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
4.625 Notes	$688.0	$661.8	$-	$-
4.875 Notes	450.0	430.3	-	-
Term loan (net of $2.8 million debt issuance costs)	195.8	200.6	-	-
9.0 percent Notes	-	-	448.1	501.8
Level 2
Long-term debt:
ABL Revolver	105.0	105.0	-	-

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings.    We are involved in a number of contingencies incidental to the normal conduct of our business including lawsuits, claims and environmental contingencies. The outcome of these contingencies is inherently unpredictable. We believe that, in the aggregate, the outcome of all known contingencies including lawsuits, claims and environmental contingencies will not have a material adverse effect on our financial statements; however, specific outcomes with respect to such contingencies may be material to the financial statements of any particular period in which costs, if any, are recognized. Our assessment of the potential impact of the environmental contingencies is subject to uncertainty due to the complex, ongoing and evolving process of investigation and remediation of such environmental contingencies, and the potential for technological and regulatory developments. In addition, the impact of evolving programs, such as natural resource damage claims, industrial site reuse initiatives and state remediation programs, creates further uncertainty of the ultimate resolution of these environmental contingencies. We anticipate that the resolution of many contingencies, and in particular environmental contingencies, will occur over an extended period of time.

Environmental Matters.    It is our policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental liabilities do not include any potential offsets related to claims against third parties. As of June 30, 2013 and December 31, 2012 we had reserves for environmental contingencies totaling $49.9 million and $7.2 million, respectively of which $1.9 million and nil, respectively, were classified as current liabilities.

Our reserve at June 30, 2013 included: approximately $15 million for environmental contingencies related to onsite remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility"); approximately $14.0 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility (the "Natrium Facility"); and approximately $12 million for environmental contingencies associated with the Calcasieu River Estuary located near our Lake Charles, Louisiana facilities. Our reserve at December 31, 2012 included approximately $7.2 million associated with four plant site locations. Management expects cash outlays for environmental remediation to range from $10 million to $20 million per year, through 2015 and $3 million to $5 million per year from 2016 through 2017, due to management's expectation that most of the remediation costs associated with the Calcasieu River Estuary will be incurred during the period of 2013 through 2015.

At our Lake Charles South Facility, we are engaged in ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments ("HSWA") of the Resource Conservation and Recovery Act ("RCRA"). These remedial activities consists primarily of the operation of a series of well water treatment systems across the Lake Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time. As of June 30, 2013, we had an accrual of approximately $15 million established in connection with these ongoing remediation activities.

At our Natrium Facility, we have implemented remedial actions to address specific National Pollutant Discharge Elimination System ("NPDES") permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time. In addition, as a result of a variance issued by the Ohio River Sanitation Commission, related to mercury concentrations in wastewater discharges, we will be required to conduct sampling in and around the Ohio River adjacent to the Natrium Facility for several years. As of June 30, 2013, we had an accrual of approximately $14 million in the aggregate for these matters.

In Lake Charles, Louisiana we and various governmental agencies including the Louisiana Department of Environmental Quality ("LDEQ") have been evaluating elevated levels of risk in the Calcasieu River Estuary for more than a decade. Principal contaminants of concern, which may require remediation, include various metals, dioxins, furans and polychlorinated biphenyls. The LDEQ has issued a final decision document for the Bayou d'Inde area of the Calcasieu River Estuary, which includes the LDEQ's selection of remedial alternatives. LDEQ has also proposed entering into a Cooperative Agreement with the Company and certain other parties covering the implementation of the remediation. We are currently discussing the Cooperative Agreement with the LDEQ and the other parties and we expect to resolve the Cooperative Agreement with LDEQ and the other parties in the near term. Remedy implementation could begin in 2013 and would continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. The estimated costs to the Company associated with the Cooperative Agreement are consistent with the amounts currently reserved for this project. However, multiple future events, such as remedy design and implementation and the final allocation of responsibility among the various parties will be required, and considerable uncertainty exists regarding the timing of future events. As of June 30, 2013, we had an accrual of approximately $12 million in the aggregate for this matter.

There are several environmental issues at the Lake Charles, Louisiana facility that we operated prior to the Transactions (the "Lake Charles North Facility"), which we acquired from CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) in 1999, and substantial investigation of the groundwater at the site has been conducted. Groundwater contamination was first identified in 1981, and the principal contaminants include ethylene dichloride and vinyl chloride monomer. The site currently contains an extensive network of monitoring wells and recovery wells. While CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyl business we acquired from it, including our Lake Charles North Facility, we are responsible for a portion of such expenses, and had a $2.9 million accrual in other non-current liabilities as of June 30, 2013 for certain remediation costs.

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

11. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Company sponsors and/or contributes to pension and postretirement medical, insurance and other benefit plans covering many of our U.S. employees, in whole or in part, based on meeting certain eligibility criteria. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan. As part of the Merger, we assumed certain liabilities related to pensions ("Assumed Pension Plans") and other postretirement benefit plans ("Assumed Postretirement Plans"). Refer to Note 2 for additional information related to the Merger. We did not have any other postretirement benefit obligations prior to the Transactions.

Pension and Postretirement Welfare Plans

Certain employees in the United States who were hired before January 1, 2009 are covered by a defined benefit pension plan. That plan was frozen to future benefit accruals in 2009.

The Assumed Postretirement Plans provide ongoing benefit accruals to certain employees and are closed to new hires. The Assumed Postretirement Plans are unfunded and provide medical and life insurance benefits for certain employees of the Merged Business and their dependents. In connection with the Merger, we also acquired an Employee Group Waiver Plan ("EGWP") for certain Medicare-eligible retirees of the Merged Business and their dependents. The EGWP includes a fully-insured Medicare Part D prescription drug plan. The postretirement medical and life insurance programs require retiree contributions based on retiree- selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between Axiall and participants.

The preliminary estimated fair value of pension investment assets related to the Assumed Pension Plans was $479.2 million as of January 28, 2013. As of the same date, our estimated preliminary projected benefit obligation with respect to these assets was $576.1 million. The unfunded status of pension obligations assumed by us and calculated on a projected benefit obligation basis as of January 28, 2013, was approximately $96.9 million. The aggregate amount of the unfunded other postretirement benefit obligations of the Assumed Postretirement Plans as of January 28, 2013, was approximately $182.9 million.

Net periodic benefit cost (income) for the three months ended June 30, 2013 and 2012 includes the following:

	Pensions Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
(In millions)	2013	2012	2013
Components of net periodic benefit cost (income):
Interest cost	$7.5	$1.8	$2.0
Service cost	1.7	-	0.6
Expected return on assets	(9.8)	(2.2)	-
Amortization of actuarial loss	0.5	0.4	-

Total net periodic benefit cost (income)	$(0.1)	$-	$2.6

Net periodic benefit cost (income) for the six months ended June 30, 2013 and 2012 includes the following:

	Pensions Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
(In millions)	2013	2012	2013
Components of net periodic benefit cost:
Interest cost	$13.0	$3.6	$3.3
Service cost	2.8	-	1.1
Expected return on assets	(17.2)	(4.3)	-
Amortization of actuarial loss	1.1	0.8	-

Total net periodic benefit cost	$(0.3)	$0.1	$4.4

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for the defined benefit pension and other postretirement welfare plans. The rate of compensation increase was not applicable in 2012 as all future benefits with respect to compensation increases were frozen.

	Pensions		Other Postretirement Benefits
	2013	2012	2013
Discount rate	4.09%	5.00%	4.35%
Expected return on assets	6.81%	8.25%	Not Applicable
Rate of compensation increase	3.15%	Not Applicable	3.11%

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

Contributions

There were no significant contributions to the pension plan trusts during the three and six months ended June 30, 2013 and 2012. We estimate that we will make payments of approximately $2.1 million and $6.8 million, respectively, for benefit payments related to unfunded pension and postretirement welfare plans for the year ending December 31, 2013. Pursuant to the Merger Agreement related to the Transactions, additional payments may be required to PPG or by PPG to Axiall depending on the final funded status of the Assumed Plans.

Defined Contribution Plans

Most pre-Merger employees are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $7.3 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively.

12. STOCK-BASED COMPENSATION

On May 17, 2011, our shareholders approved the Axiall Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). In January 2013, our shareholders approved an amendment to the 2011 Plan to increase the number of shares available under the plan by 1.8 million shares. Under the 2011 Plan as it existed at June 30, 2013, we were authorized to grant various stock-based compensation awards for up to 3.6 million shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of June 30, 2013, there were approximately 2.6 million shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our previously existing equity compensation plans.

Total after-tax share-based compensation cost by type of program was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Restricted stock units expense	$2.2	$5.0	$3.8	$6.1
Stock options expense	0.4	-	0.7	-

Before-tax share-based compensation expense	2.6	5.0	4.5	6.1
Income tax benefit	(0.9)	(1.7)	(1.5)	(2.0)

After-tax share-based compensation expense	$1.7	$3.3	$3.0	$4.1

The amount of share-based compensation cost capitalized in the periods presented was not material during both the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013 and 2012, we had approximately $26.6 million and $11.5 million, respectively, of total unrecognized compensation costs related to nonvested share-based compensation, which we will record in our condensed consolidated statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was approximately $2.8 million and $2.0 million, respectively.

Stock Options.    A summary of stock option activity under all plans as of and for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	125,564		$292.76
Granted	188,330		33.72
Exercised	(3,304)		21.25
Expired	(6,188)		533.04

Outstanding on June 30, 2013	304,402	6.7 years	$130.56	$2.6

Exercisable as of June 30, 2013	116,072	4.4 years	$287.68	$0.9
Vested or expected to vest as of June 30, 2013	178,373	8.2 years	$33.72	$1.6

During the six months ended June 30, 2013, we granted options to purchase shares primarily to replace unvested awards of former employees of the Merged Business who became Axiall employees, in connection with the Merger (the "Replacement Options"). In 2012, we granted no options to purchase shares. The fair value of stock options when granted has been estimated as of the date of grant using the Black-Scholes option pricing model. With the exception of the Replacement Options, option exercise prices are equal to the closing price of our common stock on the date of grant. The exercise price utilized for the Replacement Options resulted in the Replacement Options having a spread value equal to that of the PPG Options being replaced, as measured at the closing date of the Merger. Options generally vest over a three year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the six months ended June 30, 2012.

Restricted Stock Units.    A summary of restricted stock unit activity under all plans as of and for the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	716,907		$27.86
Granted	424,378		46.03
Vested and released	(103,850)		27.04
Forfeited	(8,825)		28.41

Outstanding on June 30, 2013	1,028,610	1.5 Years	$35.43	$43.8

Vested or expected to vest as of June 30, 2013	978,092	1.5 Years	$35.72	$41.6

Our restricted stock units granted during the six months ended June 30, 2013, include grants to replace unvested awards of former employees of the Merged Business who became Axiall employees, in connection with the Merger and grants in May 2013 to certain of our officers, employees and directors. The restricted stock units normally vest over a one- or three-year period. The weighted average grant date fair value per share of restricted stock units is based on the stock price as of the date of grant or, in the case of certain performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the six months ended June 30, 2013 and 2012 was $5.1 million and $1.7 million, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS AND OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges and adjustments to pension liabilities. Amounts recorded in accumulated other comprehensive loss, net of tax, as of June 30, 2013 and December 31, 2012, and changes within the period are as follows:

(In millions)	Foreign Currency Items	Derivative Cash Flow Hedges	Accrued Pension Benefit Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$26.7	$-	$(48.6)	$(21.9)

Other comprehensive income (loss) before reclassifications	(17.7)	(0.9)	1.2	(17.4)
Less: amounts reclassified from accumulated other comprehensive income into net income	-	-	0.4	0.4

Net current period other comprehensive income (loss)	(17.7)	(0.9)	0.8	(17.8)

Balance at June 30, 2013	$9.0	$(0.9)	$(47.8)	$(39.7)

Other comprehensive loss is derived from adjustments to reflect the unrealized loss on derivatives, change in pension liability adjustment and change in foreign currency translation adjustment. The components of other comprehensive loss for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012	Affected Line Items on the Condensed Consolidated Statements of Income
Change in foreign currency translation adjustment:
Currency translation adjustments	$(15.0)	$(8.7)	$(26.6)	$(1.8)
Tax benefit	(5.5)	(4.3)	$(8.9)	(0.8)	Provision for income taxes

Change in foreign currency translation adjustment, net of tax	$(9.5)	$(4.4)	$(17.7)	$(1.0)

Unrealized gain on derivatives:
Commodity hedge contracts	$-	$2.1	$-	$0.7	Cost of sales
Interest rate swaps	(0.9)	-	$(0.9)	-

Pre-tax amount	$(0.9)	$2.1	$(0.9)	$0.7
Tax expense	-	0.8	$-	0.3	Provision for income taxes

Change in unrealized gain (loss) on derivatives,	$(0.9)	$1.3	$(0.9)	$0.4

Change in pension liability adjustment:
Adjustments to pension liabilities	$0.5	$0.4	$1.1	$0.8	Cost of sales/selling, general and administrative expenses
Tax expense	0.2	0.2	$0.3	0.2	Provision for income taxes

Pension liability adjustment, net of tax	$0.3	$0.2	$0.8	$0.6

Other comprehensive loss, before income taxes	$(15.4)	$(6.2)	$(26.4)	$(0.3)
Total tax benefit for the period	(5.3)	(3.3)	$(8.6)	(0.3)	Provision for income taxes

Other comprehensive loss, net of tax	$(10.1)	$(2.9)	$(17.8)	$-

14. INCOME TAXES

Our effective income tax rate for the three and six months ended June 30, 2013 was a provision of 30.2 percent and 31.5 percent, respectively, compared to a benefit of 0.1 percent and a provision of 27.3 percent, respectively, for the three and six months ended June 30, 2012. The effective income tax rates were determined using the estimated annual effective tax rate for each period, after considering discrete items for each respective period. The effective tax rates for the three and six months ended June 30, 2013 were lower than the U.S. statutory federal income tax rate primarily due to various permanent differences including deductions for manufacturing activities.

The effective tax rates for the three and six months ended June 30, 2012 were lower than the U.S. statutory federal income tax rate primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions ($3.3 million and $6.4 million for the three and six months ended June 30, 2012, respectively).

15. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, and in connection with the Merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which toll produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a $300 million 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks. The joint venture also maintains revolving credit arrangements that are drawn upon to manage short-term cash flow requirements. These arrangements are subordinate to RS Cogen's senior credit facilities. The cogeneration facility serves as collateral under RS Cogen's senior credit facility. The Company has not provided guarantees to any of the lenders to RS Cogen.

Axiall's future commitment to purchase electricity and steam from the joint venture approximates $23 million per year subject to contractually defined inflation adjustments for the next 10 years. The purchases from the closing date of the Transactions through March 31, 2013 and June 30, 2013 approximated $4.1 million and $10.4 million, respectively.

RS Cogen is a variable interest entity under U.S. accounting guidance. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from Axiall and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen's two owners and, thus, Axiall does not consider itself to be the joint venture's primary beneficiary. Accordingly, Axiall accounts for its investment in RS Cogen under the equity method of accounting. We have recorded our investment in RS Cogen in other assets in the accompanying unaudited condensed consolidated balance sheets and the earnings in cost of goods sold in the unaudited condensed consolidated statements of income.

The following table summarizes our maximum exposure to loss associated with RS Cogen.

(In millions)
Investment in and advances to RS Cogen	$18.5
Take-or-pay obligation under power tolling arrangement through 2022	221.5

Maximum exposure to loss as of June 30, 2013	$240.0

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

The two-class method also requires the denominator to include the weighted average number of shares of restricted stock units participating securities when calculating basic earnings per share. Basic and diluted earnings per share for the three and six months ended June 30, 2013, include the weighted average share impact of the 35.2 million shares issued in connection with the Merger from January 28, 2013, the date of issuance. For both the three and six months ended June 30, 2013 there were 0.1 million weighted average restricted stock unit participating securities that were included in the denominator and for both the three and six months ended June 30, 2012 there were 0.5 million weighted average restricted stock unit participating securities. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of stock options and certain restricted stock units are calculated using the treasury stock method, subject to anti-dilution provisions.

In computing diluted earnings per share for both the three and six months ended June 30, 2013, common stock equivalents of 0.1 million shares were not included due to their anti-dilutive effect. For both the three and six months ended June 30, 2012, common stock equivalents of 0.3 million shares were not included due to their anti-dilutive effect. Computations of basic and diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Numerator
Net income attributable to Axiall	$72.8	$13.6	$69.3	$48.9
Less: Net income attributable to participating securities	-	0.1	0.1	0.6

Net income attributable to common stockholders	$72.8	$13.5	$69.2	$48.3

Denominator
Weighted average common shares outstanding—Basic	69.9	34.4	64.6	34.3
Plus: Dilutive effect of stock options and awards	0.5	0.2	0.5	0.2

Weighted average common shares outstanding—Diluted	70.4	34.6	65.1	34.5

Earnings per common share from net income attributable to Axiall's common stockholders:
Basic	$1.04	$0.39	$1.07	$1.41
Diluted	$1.03	$0.39	$1.06	$1.40

17. SEGMENT INFORMATION

We have three reportable segments through which we manage our operating activities: (i) chlorovinyls; (ii) building products; and (iii) aromatics. These three segments reflect the organization used by our management for internal reporting purposes. Our chlorovinyls segment produces a highly integrated chain of products, including chlor-alkali and derivative products (chlorine, caustic soda, vinyl chloride monomer ("VCM"), vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds, compound additives and plasticizers). The financial results of the Merged Business are included with the chlorovinyls segment from January 28, 2013, the closing date of the Merger. Our building products segment consists of two primary product groups: (i) window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior moulding products; and (ii) vinyl-based home improvement and building products. Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene).

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers for the three and six month periods ended June 30, 2013 and 2012 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended June 30, 2013
Net sales	$801.8	$244.5	$226.5	$-	$1,272.8
Intersegment revenues	$64.2	-	-	(64.2)	$-

Total net sales	$866.0	244.5	226.5	(64.2)	$1,272.8
Transaction related costs and other, net	$1.9	0.1	-	6.8	$8.8
Operating income	$118.2	19.6	4.3	(17.5)	$124.6
Depreciation and amortization	$47.5	8.6	0.3	1.6	$58.0
Capital expenditures	$27.6	9.0	0.8	1.8	$39.2

Three Months Ended June 30, 2012
Net sales	$339.8	$252.4	$275.5	$-	$867.7
Intersegment revenues	$73.2	0.1	-	(73.3)	$-

Total net sales	$413.0	252.5	275.5	(73.3)	$867.7
Transaction related costs and other, net	$-	(0.5)	-	7.1	$6.6
Operating income	$34.5	15.4	(2.4)	(19.1)	$28.4
Depreciation and amortization	$11.4	9.5	0.4	1.1	$22.4
Capital expenditures	$18.3	4.5	0.7	3.6	$27.1

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Six Months Ended June 30, 2013
Net sales	$1,416.3	$406.7	$511.0	$-	$2,334.0
Intersegment revenues	$122.9	-	-	(122.9)	$-

Total net sales	$1,539.2	406.7	511.0	(122.9)	$2,334.0
Transaction related costs and other, net	$3.2	2.4	-	15.9	$21.5
Operating income	$209.4	5.8	17.3	(36.7)	$195.8

Depreciation and amortization	$79.0	17.4	0.6	3.3	$100.3
Capital expenditures	$39.0	13.1	0.9	2.6	$55.6

Six Months Ended June 30, 2012
Net sales	$669.3	$439.6	$618.7	$-	$1,727.6
Intersegment revenues	$139.0	0.3	-	(139.3)	$-

Total net sales	$808.3	439.9	618.7	(139.3)	$1,727.6
Transaction related costs and other, net	$-	(0.7)	-	12.3	$11.6
Gain on sale of assets	$(17.4)	-	-	-	$(17.4)
Operating income	$86.4	9.0	35.2	(34.0)	$96.6
Depreciation and amortization	$22.5	19.5	0.8	2.2	$45.0
Capital expenditures	$24.2	10.4	1.0	5.1	$40.7

Sales by Product Line

The table below summarizes sales by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Chlorovinyls
Chlor-alkali and derivative products	$679.4	$217.3	$1,171.7	$424.8
Compound products	122.4	122.5	244.6	244.5

Total	801.8	339.8	1,416.3	669.3

Building Products
Window and door profiles and moulding products	86.3	91.0	149.3	157.8
Outdoor building products	158.2	161.4	257.4	281.8

Total	244.5	252.4	406.7	439.6

Aromatics
Cumene products	129.5	181.7	332.3	433.5
Phenol and acetone products	97.0	93.8	178.7	185.2

Total	226.5	275.5	511.0	618.7

Net Sales	$1,272.8	$867.7	$2,334.0	$1,727.6

18. SUPPLEMENTAL GUARANTOR INFORMATION

Axiall Corporation is effectively a holding company for all of its wholly-and majority-owned subsidiaries. Our payment obligations under the indentures for the 4.625 Notes and the 4.875 Notes and the Term Loan Credit Agreement, as described in Note 8, are guaranteed by Axiall, LLC, Axiall Lake Charles, LLC, Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, L.L.C., Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc. (formerly known as Eagle Controlled 2 Ohio Spinco, Inc.), Eagle Natrium LLC, and Eagle Pipeline, Inc., all of which are wholly-owned subsidiaries (together with Splitco the "Guarantor Subsidiaries") of Axiall Corporation effective

January 28, 2013. Our wholly owned subsidiary Splitco is the issuer of the 4.625 Notes and the borrower under the Term Loan (as to each of which obligations Axiall is also a guarantor) and a subsidiary guarantor of the 4.875 Notes. Splitco is included in the Guarantor columns of the supplemental condensed consolidating balance sheet, and supplemental statement of operations and comprehensive income as of, and for the three and six months ended June 30, 2013. Splitco is included in the Guarantor column of supplemental condensed consolidating statement of cash flows for the six months ended June 30, 2013.

Our payment obligations under the indenture for the prior 9 percent notes were guaranteed by Georgia Gulf Lake Charles, LLC, Axiall, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc. and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Prior Guarantor Subsidiaries") of Axiall Corporation. Many of the covenants under this indenture were terminated in connection with the redemption of the 9 percent notes in February 2013. Information regarding the Prior Guarantor Subsidiaries of the 9 percent notes is included in the supplemental condensed consolidating balance sheet as of December 31, 2012, and supplemental statement of operations and comprehensive income as of and for the three and six months ended June 30, 2012. Information regarding the Prior Guarantor Subsidiaries of the 9 percent notes is included in the Guarantor column of supplemental condensed consolidating statement of cash flows for the six months ended June 30, 2012.

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

The following supplemental condensed consolidating balance sheets, statements of operations and comprehensive income and statements of cash flows present the combined financial statements of the parent company and the combined financial statements of our Guarantor Subsidiaries (or Prior Guarantor Subsidiaries, as appropriate) and our remaining subsidiaries (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries and Prior Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Axiall Corporation
Supplemental Condensed Consolidating Balance Sheet
June 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$26.2	$18.1	$-	$44.3
Receivables, net of allowance for doubtful accounts	0.8	1,395.2	127.3	(820.4)	702.9
Inventories	-	321.9	107.0	-	428.9
Prepaid expenses and other	0.2	46.9	3.6	-	50.7
Deferred income taxes	7.9	1.1	0.1	-	9.1

Total current assets	8.9	1,791.3	256.1	(820.4)	1,235.9
Property, plant and equipment, net	1.8	1,313.1	329.3	-	1,644.2
Long-term receivables—affiliates	434.1	-	-	(434.1)	-
Goodwill	-	1,393.2	264.7	-	1,657.9
Intangibles, net	-	1,046.7	180.5	-	1,227.2
Other assets, net	13.1	59.4	12.1	-	84.6
Investment in subsidiaries	3,437.5	301.3	-	(3,738.8)	-

Total assets	$3,895.4	$5,905.0	$1,042.7	$(4,993.3)	$5,849.8

Liabilities and Equity
Current portion of long-term debt	$39.5	$2.8	$-	$-	$42.3
Accounts payable	816.4	304.7	50.7	(820.4)	351.4
Interest payable	3.3	13.5	-	-	16.8
Income taxes payable	-	6.1	1.8	-	7.9
Accrued compensation	-	36.8	10.9	-	47.7
Other accrued current liabilities	0.5	81.8	31.3	-	113.6

Total current liabilities	859.7	445.7	94.7	(820.4)	579.7
Long-term debt excluding current portion of long-term debt	511.7	881.0	3.8	-	1,396.5
Long-term payables—affiliates	-	-	434.1	(434.1)	-
Lease financing obligation	-	-	106.3	-	106.3
Deferred income taxes	8.1	717.1	46.5	-	771.7
Pension and other post retirement benefits	-	317.6	11.5	-	329.1
Other non-current liabilities	94.6	106.1	20.0	(93.1)	127.6

Total liabilities	1,474.1	2,467.5	716.9	(1,347.6)	3,310.9
Equity
Total Axiall stockholders' equity	2,421.3	3,437.5	208.2	(3,645.7)	2,421.3
Noncontrolling interest	-	-	117.6	-	117.6

Total equity	2,421.3	3,437.5	325.8	(3,645.7)	2,538.9

Total liabilities and equity	$3,895.4	$5,905.0	$1,042.7	$(4,993.3)	$5,849.8

Axiall Corporation
Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$-	$131.0	$69.3	$-	$200.3
Receivables, net of allowance	2.2	989.1	55.3	(731.7)	314.9
Inventories	-	201.6	86.8	-	288.4
Prepaid expenses and other	-	11.9	2.8	-	14.7
Deferred income taxes	7.9	13.0	0.2	-	21.1

Total current assets	10.1	1,346.6	214.4	(731.7)	839.4
Property, plant and equipment, net	1.5	422.0	214.2	-	637.7
Long-term receivables—affiliates	458.0	9.4	-	(467.4)	-
Goodwill	-	105.0	112.2	-	217.2
Intangible assets, net	-	40.9	2.5	-	43.4
Other assets, net	14.0	38.8	10.8	-	63.6
Investment in subsidiaries	1,446.5	-	-	(1,446.5)	-

Total assets	$1,930.1	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Liabilities and Equity
Accounts payable	$745.1	$176.3	$21.5	$(731.7)	$211.2
Interest payable	18.9	-	-	-	18.9
Income taxes payable	-	13.9	1.2	-	15.1
Accrued compensation	-	29.4	15.3	-	44.7
Other accrued liabilities	1.0	38.5	21.7	-	61.2

Total current liabilities	765.0	258.1	59.7	(731.7)	351.1
Long-term debt excluding current portion of long-term debt	448.1	-	-	-	448.1
Lease financing obligation	-	-	112.3	-	112.3
Long-term payables—affiliates	-	-	467.4	(467.4)	-
Deferred income taxes	16.9	161.0	-	-	177.9
Pension and other post retirement benefits	-	48.3	-	-	48.3
Other non-current liabilities	96.6	48.7	19.6	(104.8)	60.1

Total liabilities	1,326.6	516.1	659.0	(1,303.9)	1,197.8
Equity
Total Axiall stockholders' equity	603.5	1,446.6	(104.9)	(1,341.7)	603.5
Total equity	603.5	1,446.6	(104.9)	(1,341.7)	603.5

Total liabilities and equity	$1,930.1	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Axiall Corporation
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$1,114.8	$213.4	$(55.4)	$1,272.8
Operating costs and expenses:
Cost of sales	-	930.2	166.9	(55.4)	1,041.7
Selling, general and administrative expenses	9.5	66.6	21.6	-	97.7
Transaction related costs and other, net	6.5	2.2	0.1	-	8.8

Total operating costs and expenses	16.0	999.0	188.6	(55.4)	1,148.2

Operating income (loss)	(16.0)	115.8	24.8	-	124.6

Other income (expense):
Interest expense, net	(12.1)	(1.5)	(5.8)	-	(19.4)
Foreign exchange gain	-	-	0.3	-	0.3
Equity in income of subsidiaries	153.8	6.7	-	(160.5)	-

Income before income taxes	125.7	121.0	19.3	(160.5)	105.5
Provision for (benefit from) income taxes	52.9	(26.2)	5.1	-	31.8

Consolidated net income	72.8	147.2	14.2	(160.5)	73.7
Less net income attributable to noncontrolling interest	-	-	0.9	-	0.9

Net income attributable to Axiall	$72.8	$147.2	$13.3	$(160.5)	$72.8

Comprehensive income attributable to Axiall	$62.7	$143.5	$12.7	$(156.2)	$62.7

Axiall Corporation
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$739.6	$176.6	$(48.5)	$867.7
Operating costs and expenses:
Cost of sales	-	684.8	144.6	(48.5)	780.9
Selling, general and administrative expenses	10.3	23.3	18.2	-	51.8
Transaction related costs and other, net	7.1	(0.5)	-	-	6.6

Total operating costs and expenses	17.4	707.6	162.8	(48.5)	839.3

Operating income (loss)	(17.4)	32.0	13.8	-	28.4

Other income (expense):
Interest expense, net	(21.7)	13.0	(5.8)	-	(14.5)
Foreign exchange loss	-	-	(0.3)	-	(0.3)
Equity in income of subsidiaries	44.4	1.1	-	(45.5)	-

Income before income taxes	5.3	46.1	7.7	(45.5)	13.6
Provision for (benefit from) income taxes	(8.3)	11.6	(3.3)	-	-

Consolidated net income	13.6	34.5	11.0	(45.5)	13.6

Net income attributable to Axiall	$13.6	$34.5	$11.0	$(45.5)	$13.6

Comprehensive income attributable to Axiall	$10.7	$36.4	$13.6	$(50.0)	$10.7

Axiall Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$2,086.4	$349.1	$(101.5)	$2,334.0
Operating costs and expenses:
Cost of sales	-	1,755.7	286.5	(101.5)	1,940.7
Selling, general and administrative expenses	17.8	117.6	40.6	-	176.0
Transaction related costs and other, net	15.5	5.6	0.4	-	21.5

Total operating costs and expenses	33.3	1,878.9	327.5	(101.5)	2,138.2

Operating income (loss)	(33.3)	207.5	21.6	-	195.8

Other income (expense):
Interest income (expense), net	(28.7)	2.3	(11.3)	-	(37.7)
Foreign exchange gain	-	-	0.4	-	0.4
Loss on redemption and other debt costs	(66.1)	(12.4)	-	-	(78.5)
Gain on acquisition of controlling interest	-	23.5	-	-	23.5
Equity in income of subsidiaries	237.8	9.0	-	(246.8)	-

Income before income taxes	109.7	229.9	10.7	(246.8)	103.5
Provision for (benefit from) income taxes	40.4	(10.3)	2.5	-	32.6

Consolidated net income	69.3	240.2	8.2	(246.8)	70.9
Less net income attributable to noncontrolling interest	-	-	1.6	-	1.6

Net income attributable to Axiall	$69.3	$240.2	$6.6	$(246.8)	$69.3

Comprehensive income attributable to Axiall	$51.5	$232.6	$3.7	$(236.3)	$51.5

Axiall Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$1,521.3	$303.3	$(97.0)	$1,727.6
Operating costs and expenses:
Cost of sales	-	1,377.6	256.7	(97.0)	1,537.3
Selling, general and administrative expenses	18.1	46.5	34.9	-	99.5
Transaction related costs and other, net	12.0	(0.5)	0.1	-	11.6
Gain on sale of assets	-	(17.4)	-	-	(17.4)

Total operating costs and expenses	30.1	1,406.2	291.7	(97.0)	1,631.0

Operating income (loss)	(30.1)	115.1	11.6	-	96.6

Other income (expense):
Interest expense, net	(43.2)	26.0	(11.7)	-	(28.9)
Foreign exchange gain (loss)	0.2	-	(0.6)	-	(0.4)
Equity in income of subsidiaries	102.1	0.3	-	(102.4)	-

Income (loss) before income taxes	29.0	141.4	(0.7)	(102.4)	67.3
Provision for (benefit from) income taxes	(19.9)	41.7	(3.4)	-	18.4

Consolidated net income	48.9	99.7	2.7	(102.4)	48.9

Net income attributable to Axiall	$48.9	$99.7	$2.7	$(102.4)	$48.9

Comprehensive income attributable to Axiall	$48.9	$100.8	$3.0	$(103.8)	$48.9

Axiall Corporation
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(49.9)	$50.2	$(35.1)	$-	$(34.8)

Cash flows from investing activities:
Capital expenditures	(0.5)	(46.4)	(8.7)	-	(55.6)
Distribution from affiliate	19.9	19.9	-	(39.8)	-
Cash acquired in acquisition	-	-	26.7	-	26.7

Net cash provided by (used in) investing activities	19.4	(26.5)	18.0	(39.8)	(28.9)
Cash flows from financing activities:
Borrowings on ABL revolver	396.6	-	5.9	-	402.5
Repayments on ABL revolver	(295.4)	-	(1.9)	-	(297.3)
Issuance of long-term debt	450.0	-	-	-	450.0
Long-term debt payments	(450.0)	(80.4)	-	-	(530.4)
Make-whole and other fees paid related to financing activities	(64.5)	(28.6)	(1.9)	-	(95.0)
Dividends paid	(5.6)	-	-	-	(5.6)
Distribution to affiliate	-	(19.9)	(19.9)	39.8	-
Distribution to noncontrolling interest	-	-	(13.3)		(13.3)
Excess tax benefits from share-based payment arrangements	0.7	-	-	-	0.7
Stock compensation plan activity	(1.3)	-	-	-	(1.3)

Net cash provided by (used in) financing activities	30.5	(128.9)	(31.1)	39.8	(89.7)

Effect of exchange rate changes on cash and cash equivalents	-	-	(2.6)	-	(2.6)

Net change in cash and cash equivalents	-	(105.2)	(50.8)	-	(156.0)
Cash and cash equivalents at beginning of period	-	131.4	68.9	-	200.3

Cash and cash equivalents at end of period	$-	$26.2	$18.1	$-	$44.3

Axiall Corporation
Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1.4)	$9.4	$(22.9)	$-	$(14.9)

Cash flows from investing activities:
Capital expenditures	(0.2)	(33.7)	(6.8)	-	(40.7)
Proceeds from sale of assets	-	21.7	-	-	21.7
Distributions from affiliate	1.9	0.2	-	(2.1)	-

Net cash provided by (used in) investing activities	1.7	(11.8)	(6.8)	(2.1)	(19.0)
Cash flows from financing activities:
Stock compensation plan activity	(0.4)	-	-	-	(0.4)
Return on capital	-	-	(2.1)	2.1	-
Excess tax benefits from share-based payment arrangements	0.1	-	-	-	0.1

Net cash provided by (used in) financing activities	(0.3)	-	(2.1)	2.1	(0.3)

Effect of exchange rate changes on cash and cash equivalents	-	-	1.0	-	1.0

Net change in cash and cash equivalents	-	(2.4)	(30.8)	-	(33.2)
Cash and cash equivalents at beginning of period	-	43.4	45.2	-	88.6

Cash and cash equivalents at end of period	$-	$41.0	$14.4	$-	$55.4

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

Merger with PPG's Chemicals Business

On January 28, 2013, Axiall Corporation ("Axiall") completed a series of transactions resulting in the Merger with the chemicals business of PPG Industries, Inc. ("the Merged Business") and the related financings (collectively the "Transactions"). The operations of the Merged Business are included in our financial results from January 28, 2013, the closing date of the Merger.

The purchase price of the Merged Business of approximately $2.7 billion consists of: (i) shares of our common stock received by PPG shareholders valued at approximately $1.8 billion, based on the closing stock sale price of $50.24 on the last trade date prior to the closing date of the Merger; (ii) debt assumed of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other post-retirement obligations. The final purchase price is subject to a settlement with PPG related to the final working capital of the Merged Business as of the date of acquisition.

In connection with the Transactions, through June 30, 2013 we have paid approximately $53.6 million in fees and expenses including: (i) approximately $30.3 million of debt issuance costs, of which approximately $19.3 million was deferred; and (ii) approximately $23.3 million of related professional and legal fees.

We expect to continue to incur significant costs in connection with the Transactions, including approximately $55.0 million in costs to attain Merger synergies. These costs are expected to include plant reliability improvement initiatives, transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs, that management believes are necessary to realize approximately $115.0 million of annualized cost synergies within two years from the consummation of the Transactions. A portion of these costs may be capitalizable. During the three month period ended June 30, 2013, we incurred $11.3 million of the estimated $55.0 million in costs to attain Merger synergies of which $5.4 million and $5.9 million are included in transaction related costs and other, net and cost of sales, respectively in our unaudited condensed consolidated statements of income. During the six month period ended June 30, 2013, we incurred $12.0 million of the estimated $55.0 million in costs to attain Merger synergies of which $6.1 million and $5.9 million are included in transaction related costs and other, net and cost of sales, respectively in our unaudited condensed consolidated statements of income.

Consolidated Overview

For the three months ended June 30, 2013, net sales totaled $1,272.8 million, an increase of 47 percent compared to $867.7 million for the three months ended June 30, 2012. Operating income was $124.6 million for the three months ended June 30, 2013, an increase of $96.2 million from the $28.4 million of operating income for the three months ended June 30, 2012. Adjusted EBITDA was $197.9 million for the three months ended June 30, 2013 as compared to $54.3 million for the three months ended June 30, 2012. In addition, the company reported net income attributable to Axiall of $72.8 million, or $1.03 per diluted share for the second quarter of 2013, compared to net income attributable to Axiall of $13.6 million, or $0.39 per diluted share, for the second quarter of 2012. Excluding the items described in the Reconciliation of Non-GAAP Financial Measures on page 50 from the calculation of Net income attributable to Axiall, the company reported Adjusted Net Income of $84.0 million, and Adjusted Earnings Per Share of $1.19 for the second quarter of 2013, compared to Adjusted Net Income of $17.7 million, and Adjusted Earnings Per Share of $0.51 for the second quarter of 2012. See Reconciliation of Non-GAAP Financial Measures on page 50. These changes are primarily attributable to the inclusion of results of operations from the Merged Business since January 28, 2013, the closing date of the Merger.

For the six months ended June 30, 2013, net sales totaled $2,334.0 million, an increase of 35 percent compared to $1,727.6 million for the six months ended June 30, 2012. Operating income was $195.8 million for the six months ended June 30, 2013, an increase of $99.2 million from the $96.6 million of operating income for the six months ended June 30, 2012. Adjusted EBITDA was $331.3 million for the six months ended June 30, 2013 as compared to $129.8 million for the six months ended June 30, 2012. In addition, the company reported net income attributable to Axiall of $69.3 million, and Adjusted Earnings Per Share of $1.06 for the first six months of 2013, compared to net income attributable to Axiall of $48.9 million, and Adjusted Earnings Per Share of $1.40 for the first six months of 2012. The company reported Adjusted Net Income of $129.1 million, and Adjusted Earnings Per Share of $1.98 for the first six months of 2013, compared to Adjusted Net Income of $45.3 million, and Adjusted Earnings Per Share of $1.30 for the first six months of 2012. See Reconciliation of Non-GAAP Financial Measures on page 50. These changes are primarily attributable to the inclusion of results of operations from the Merged Business since January 28, 2013, the closing date of the Transactions.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 were as follows:

•      Net sales totaled $801.8 million and $339.8 million for the three months ended June 30, 2013 and 2012, respectively, increasing approximately 136 percent, principally due to the inclusion of sales results from the Merged Business.

•      Net sales totaled $1,416.3 and $669.3 million for the six months ended June 30, 2013 and 2012, respectively, increasing approximately 112 percent, also due to the inclusion of sales results from the Merged Business.

•      Operating income and Adjusted EBITDA increased to $118.2 million and $177.6 million, respectively during the three months ended June 30, 2013 versus operating income and Adjusted EBITDA of $34.5 million and $45.8 million, respectively, for the comparable period in the prior year. The increase was principally due to the inclusion of operating results from the Merged Business.

•      Operating income and Adjusted EBITDA increased to $209.4 million and $311.8 million, respectively during the six months ended June 30, 2013 versus operating income and Adjusted EBITDA of $86.4 million and $91.5 million, respectively, for the comparable period in the prior year. The increase was principally due to the inclusion of operating results from the Merged Business.

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

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior mouldings products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings and deck products. Our vinyl-based building products are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names. As discussed further below, certain highlights from our building products segment results of operations for the three and six month periods ended June 30, 2013 compared to the three and six month periods ended June 30, 2012 were as follows:

•      Net sales totaled $244.5 million and $252.4 million for the three months ended June 30, 2013 and 2012, respectively, decreasing approximately 3 percent primarily due to lower sales prices in Canada and overall consistent sales volumes between periods.

•      Net sales totaled $406.7 million and $439.6 million for the six months ended June 30, 2013 and 2012, respectively, decreasing approximately 7 percent primarily due to lower sales volumes in the six months ended June 30, 2013. The closure of the fence product line in March 2012 also contributed to lower sales in the six months ended June 30, 2013 versus the comparable period in the prior year.

•      Operating income and Adjusted EBITDA increased to $19.6 million and $28.2 million, respectively, for the three months ended June 30, 2013 compared to an operating income and Adjusted EBITDA of $15.4 million and $24.5 million, respectively for the three months ended June 30, 2012. This increase is primarily a result of lower conversion costs and lower selling, general and administrative costs.

•      Operating income and Adjusted EBITDA decreased to $5.8 million and $25.7 million, for the six months ended June 30, 2013 compared to an operating income and Adjusted EBITDA of $9.0 million and $27.8 million, respectively for the six months ended June 30, 2012. The decrease in operating income was primarily driven by lower sales volumes in the six months ended June 30, 2013.

The building products segment is impacted by changes in the North American home repair and remodeling sectors, as well as the new construction industry, which may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, consumer confidence, increases in interest rates and availability of consumer financing for home repair and remodeling projects as well as the availability of financing for new home purchases. These factors can lower the demand for, and pricing of our products, while we may not be able to reduce our costs by an equivalent amount.

Aromatics Business Overview

Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the three and six months ended June 30, 2013 were as follows:

•      Net sales were $226.5 million and $275.5 million for the three months ended June 30, 2013 and 2012, respectively, decreasing 18 percent, reflecting a 35 percent decrease in the sales volume of cumene (which reduced net sales by approximately $59 million), partially offset by an overall 5 percent increase in the average sales price for cumene, phenol and acetone. The decrease in the sales volume of cumene was primarily attributable to lower domestic contract sales volume for cumene and lower export demand for phenol and phenol derivatives, products for which cumene is a raw material. The higher sales prices were driven primarily by higher costs for the feedstock benzene.

•      Net sales were $511.0 million and $618.7 million for the six months ended June 30, 2013 and 2012, respectively, decreasing 17 percent, reflecting a 37 percent decrease in the sales volume of cumene and a 10 percent decrease in the sales volume for phenol and acetone, partially offset by a 16 percent increase in the average overall sales price for cumene, phenol and acetone. The higher sales prices were driven primarily by higher costs for the feedstocks propylene and benzene.

•      Operating income and adjusted EBITDA were $4.3 million and $4.6 million, respectively, for the three months ended June 30, 2013 compared to an operating loss and Adjusted EBITDA of $2.4 million and negative $2.0 million, respectively for the comparable period in the prior year. The increases in operating income and Adjusted EBITDA were primarily the result of a $5.1 million inventory holding loss in the second quarter of 2013 compared to a $13.7 million inventory holding loss during the second quarter of 2012.

•      Operating income and Adjusted EBITDA were $17.3 million and $17.8 million, respectively, for the six months ended June 30, 2013 compared to $35.2 million and $35.9 million, respectively for the six months ended June 30, 2012. The decreases in operating income and Adjusted EBITDA were primarily the result of a $0.1 million inventory holding loss in the first six months of 2013 versus a $6.8 million inventory holding gain and the benefit of opportunistic high margin export sales in the first six months of 2012.

Significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of income data for each of the three and six month periods ended June 30, 2013 and 2012, and the percentage of net sales of each line item for the three and six month periods presented.

	Three Months Ended June 30,						Six Months Ended June 30,
(Dollars in millions)	2013			2012			2013			2012
Net sales	$1,272.8	100.0%		$867.7	100.0%		$2,334.0	100.0%		$1,727.6	100.0%
Cost of sales	1,041.7	81.8%		780.9	90.0%		1,940.7	83.1%		1,537.3	89.0%

Gross margin	231.1	18.2%		86.8	10.0%		393.3	16.9%		190.3	11.0%
Selling, general and administrative expenses	97.7	7.7%		51.8	6.0%		176.0	7.5%		99.5	5.8%
Transaction related costs and other, net	8.8	0.7%		6.6	0.8%		21.5	0.9%		11.6	0.7%
Gain on sale of assets	-	-%		-	-%		-	-%		(17.4)	(1.0%	)

Operating income	124.6	9.8%		28.4	3.2%		195.8	8.4%		96.6	5.6%
Interest expense, net	(19.4)	(1.5%	)	(14.5)	(1.7%	)	(37.7)	(1.6%	)	(28.9)	(1.7%	)
Foreign exchange gain (loss)	0.3	-%		(0.3)	-%		0.4	-%		(0.4)	-%
Loss on redemption and other debt costs	-	-%		-	-%		(78.5)	(3.4%	)	-	-%
Gain on acquisition of controlling interest	-	-%		-	-%		23.5	1.0%		-	-%
Less provision for income taxes	31.8	2.5%		-	-%		32.6	1.4%		18.4	1.1%

Consolidated net income	73.7	5.8%		13.6	1.5%		70.9	3.0%		48.9	2.8%
Less net income attributable to noncontrolling interest	0.9	-		-	-		1.6	0.1%		-	0.0%

Net income attributable to Axiall	$72.8	5.8%		$13.6	1.5%		$69.3	2.9%		$48.9	2.8%

The following table sets forth certain financial data, by reportable segment, for each of the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013		2012		2013		2012
Sales
Chlorovinyls products	$801.8	63.0%	$339.8	39.1%	$1,416.3	60.7%	$669.3	38.8%
Building products	244.5	19.2%	252.4	29.1%	406.7	17.4%	439.6	25.4%
Aromatics products	226.5	17.8%	275.5	31.8%	511.0	21.9%	618.7	35.8%

Net sales	$1,272.8	100.0%	$867.7	100.0%	$2,334.0	100.0%	$1,727.6	100.0%

Operating income
Chlorovinyls products	$118.2		$34.5		$209.4		$86.4
Building products	19.6		15.4		5.8		9.0
Aromatics products	4.3		(2.4)		17.3		35.2
Unallocated corporate	(17.5)		(19.1)		(36.7)		(34.0)

Total operating income	$124.6		$28.4		$195.8		$96.6

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Consolidated Results

Net sales.    For the three months ended June 30, 2013, net sales totaled $1,272.8 million, an increase of 47 percent versus $867.7 million for the comparable quarter in the prior year. The net sales increase was primarily attributable to our chlorovinyls segment's inclusion of sales revenue from the Merged Business.

Gross margin percentage.    Total gross margin percentage increased to 18 percent for the three months ended June 30, 2013 from 10 percent for the three months ended June 30, 2012. This increase was primarily attributable to higher caustic soda sales after the addition of the Merged Business, which resulted in the chlorovinyls segment contributing 14 percent to the total gross margin. During the three months ended June 30, 2013, the chlorovinyls segment's gross margin was negatively impacted by approximately $3.2 million for the fair value of inventory purchase accounting adjustment related to the Merger. Gross margin was also impacted by $5.9 million of costs to attain Merger synergies related to plant reliability improvement initiatives.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $97.7 million for the three months ended June 30, 2013, an 89 percent increase from $51.8 million for the three months ended June 30, 2012. The increase in selling, general and administrative expenses was primarily due to the Merged Business.

Transaction related costs and other, net.    Transaction related costs and other, net, increased to $8.8 million for the three months ended June 30, 2013 primarily due to professional fees associated with the Transactions.

Operating Income.    Operating income increased to $124.6 million for the three months ended June 30, 2013 from $28.4 million for the three months ended June 30, 2012, as a result of the reasons described above and in the discussion for each segment.

Interest expense, net.    Interest expense, net increased to $19.4 million for the three months ended June 30, 2013 from $14.5 million for the three months ended June 30, 2012. The 34 percent increase in interest expense, net was primarily attributable to a higher overall average debt balance during the three months ended June 30, 2013, compared to the three month period ended June 30, 2012, partially offset by lower interest rates.

Provision for income taxes.    The provision for income taxes was $31.8 million for the three months ended June 30, 2013. There were no provisions for income taxes for the three months ended June 30, 2012 primarily due to income tax expense on minimal pretax income being offset by a $3.3 million tax benefit for the reversal of uncertain tax positions during the quarter.

Our effective income tax rates for the three months ended June 30, 2013 and 2012 were a provision of 30.2 percent and a benefit of 0.1 percent, respectively. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities. The difference in the tax rate as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to income tax expense on a minimal pretax income, provisions for state tax and various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions ($3.3 million for the three months ended June 30, 2012).

Chlorovinyls Segment

Net sales.    Net sales totaled $801.8 million for the three months ended June 30, 2013, an increase of 136 percent versus net sales of $339.8 million for the comparable three month period in 2012. Our overall net sales increase was primarily due to the inclusion of sales from the Merged Business. The increase from the Merged Business was augmented by higher resin sales prices and sales volume. Our operating rates in the chlorovinyls segment for the quarter ended June 30, 2013 exceeded the IHS, Inc. ("IHS") published June year-to-date forecasted industry operating rates for both the chlorine/caustic and vinyl resins industries.

Operating income.    Operating income increased by $83.7 million to $118.2 million for the three months ended June 30, 2013 from $34.5 million for the three months ended June 30, 2012. This operating income increase was due primarily to the impact of the Merged Business. Operating income was negatively impacted by approximately $3.2 million in fair value inventory purchase accounting adjustment related to the Transactions, which is reflected in the increased cost of sales. Operating income was also impacted by feedstock price fluctuations including increases in the cost of natural gas and ethylene for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The Adjusted EBITDA increase of $131.8 million to $177.6 million for the three months ended June 30, 2013 from $45.8 million for the three months ended June 30, 2012 was predominantly due to the same reasons as the increase in operating income offset by the impact of the $3.2 million in the fair value of inventory purchase accounting adjustment and additional depreciation and amortization expense from the fair value adjustments to property, plant and equipment and intangible assets related to the acquisition of the Merged Business. Operating income was also impacted by $5.9 million of costs to attain Merger synergies related to plant reliability improvement initiatives.

Building Products Segment

Net Sales.    Net sales totaled $244.5 million for the three months ended June 30, 2013, decreasing 3 percent versus $252.4 million for the comparable three month period in 2012. On a constant currency basis, net sales were $246.1 million for the three months ended June 30, 2013, a decrease of 2 percent, compared to the three months ended June 30, 2012. The net sales decrease was driven by lower sales prices in Canada and overall consistent volumes in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. For the second quarter of 2013, our Building Products segment's geographical sales to the U.S. and Canada were 47 percent and 52 percent respectively, compared with 46 percent and 53 percent for the second quarter of 2012.

Operating Income.    Operating income was $19.6 million and $15.4 million for the three months ended June 30, 2013 and 2012, respectively, increasing $4.2 million, driven by improved conversion costs and lower selling, general and administrative expenses. Adjusted EBITDA increased to $28.2 million for the three months ended June 30, 2013 compared to an Adjusted EBITDA of $24.5 million for the three months ended June 30, 2012. This increase was predominantly due to the same reasons as the increase in operating income.

Aromatics Segment

Net Sales.    Net sales were $226.5 million for the three months ended June 30, 2013, a decrease of 18 percent versus $275.5 million for the comparable three month period in 2012. The net sales decrease primarily resulted from a 22 percent decline in our overall sales volume driven by lower cumene sales volumes partially offset by higher phenol and acetone demand, in the second quarter of 2013 versus the second quarter of 2012. The sales volume decrease was also partially offset by an increase in average sales prices of 7 percent for cumene and 1 percent for phenol and acetone. The decrease in the sales volume of cumene was primarily attributable to lower domestic contract sales volume for cumene and lower export demand for phenol and phenol derivatives, products for which cumene is a raw material. The sales price increases reflected higher costs for the feedstock benzene.

Operating income.    Operating income was $4.3 million and negative $2.4 million for the three months ended June 30, 2013 and 2012, respectively. The $6.7 million increase in operating income was due primarily to a lower inventory holding loss of $5.1 million in the second quarter of 2013, versus a higher inventory holding loss of $13.7 million in the second quarter of 2012, partially offset by higher cumene sales volumes in the second quarter of 2012. In addition, our operating rates for the aromatics segment were lower in the second quarter of 2013, versus the comparable quarter in 2012. For the three months ended June 30, 2013, our operating rates for the aromatics segment exceeded the industry operating rates for both cumene and phenol/acetone, as reported in the July 2013 Chemical Data Inc. publication. The Adjusted EBITDA increase of $6.6 million to $4.6 million for the three months ending June 30, 2013 from a negative $2.0 million for the three months ending June 30, 2012 was predominantly due to the same reasons as the increase in operating income.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Consolidated Results

Net sales.    For the six months ended June 30, 2013, net sales totaled $2,334.0 million, an increase of 35 percent versus $1,727.6 million for the comparable six month period in 2012. The net sales increase was attributable to our chlorovinyls segment primarily due to the inclusion of sales revenue from the Merged Business.

Gross margin percentage.    Total gross margin percentage rose to 17 percent for the six months ended June 30, 2013 from 11 percent for the six months ended June 30, 2012. This increase in gross margin percentage was primarily attributable to higher caustic soda sales after the addition of the Merged Business, resulting in a 13 percent gross margin contribution from our chlorovinyls segment in the first six months of 2013. The chlorovinyls segment gross margin was negatively impacted by approximately $13.4 million in fair value inventory purchase accounting adjustment related to the Merger. Gross margin was also impacted by $5.9 million of costs to attain Merger synergies related to plant reliability improvement initiatives.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $176.0 million for the six months ended June 30, 2013, a 77 percent increase from $99.5 million for the six months ended June 30, 2012. The increase in selling, general and administrative expenses was primarily due to the Merged Business.

Transaction related costs and other, net.    Transaction related costs and other, net, increased to $21.5 million for the six months ended June 30, 2013 primarily due to professional fees associated with the Transactions. The $11.6 million in the six months ended June 30, 2012 primarily related to professional fees associated with the Transactions and an unsolicited and subsequently withdrawn offer to acquire the company.

Gain on sale of assets.    In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million, resulting in a gain of $17.4 million that is included in gain on sale of assets in the condensed consolidated statements of income for the six months ended June 30, 2012.

Operating Income.    Operating income increased to $195.8 million for the six months ended June 30, 2013 from $96.6 million in the same period of the prior year as a result of the reasons described above and in more detail in our segment discussions.

Loss on redemption and other debt cost.    Loss on redemption and other debt cost resulted from financing the Transactions and financing fees associated with the retirement of our 9 percent notes. The retirement of our 9 percent notes included a $55.4 million make-whole payment that is included in loss on redemption and other debt costs.

Gain on acquisition of controlling interest.    In the Transactions, we acquired the Merged Business and the remaining 50 percent interest that we did not previously own of PHH. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $23.5 million as a result of remeasuring our prior equity interest in PHH that we held before the Merger.

Interest expense, net.    Interest expense, net, increased to $37.7 million for the six months ended June 30, 2013 from $28.9 million for the six months ended June 30, 2012. This increase in interest expense, net of $8.8 million was primarily attributable to a higher overall average debt balance during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, partially offset by lower interest rates.

Provision for income taxes.    The provision for income taxes was $32.6 million and $18.4 million for the six months ended June 30, 2013 and 2012, respectively. Our effective income tax rates for the six months ended June 30, 2013 and 2012, were 31.5 percent and 27.3 percent, respectively. The difference in the tax rates as compared to the U.S. statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities. The difference in the tax rates as compared to the U.S. statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions ($6.4 million for the six months ended June 30, 2012).

Chlorovinyls Segment

Net sales.    Net sales totaled $1,416.3 million for the six months ended June 30, 2013, an increase of 112 percent versus net sales of $669.3 million for the comparable six month period in 2012. Our overall net sales increase was primarily due to the inclusion of sales from the Merged Business. Our operating rates in the chlorovinyls segment for the six months ended June 30, 2013 exceeded the IHS published June year-to-date forecasted industry operating rates for both the chlorine/caustic and vinyl resins industries.

Operating income.    Operating income increased by $123.0 million to $209.4 million for the six months ended June 30, 2013 from $86.4 million for the six months ended June 30, 2012. This operating income increase was due primarily to the impact of the Merged Business. Operating income was negatively impacted by approximately $13.4 million in fair value inventory purchase accounting adjustments related to the Transactions which is reflected in the increased cost of sales. Operating income was also unfavorably impacted by feedstock price fluctuations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The Adjusted EBITDA increase of $220.3 million to $311.8 million for the six months ended June 30, 2013 from $91.5 million for the six months ended June 30, 2012 was predominantly due to the same reasons as the increase in operating income less the impact of a $13.4 million fair value of inventory purchase accounting adjustment and additional depreciation and amortization expense from the fair value adjustments to property, plant and equipment and intangible assets related to the acquisition of the Merged Business. Operating income was also impacted by $5.9 million of costs to attain Merger synergies related to plant reliability improvement initiatives.

Building Products Segment

Net Sales.    Net sales totaled $406.7 million for the six months ended June 30, 2013, a decrease of 7 percent versus $439.6 million for the comparable six month period in 2012. The net sales decrease was a result of lower sales volumes in the Canadian and U.S. markets. For the first six months of 2013, our building products segment's geographical sales to the U.S. and Canada were 49 percent and 50 percent respectively, compared with 48 percent and 51 percent for the first six months of 2012. In addition, we closed our fence product line effective March 2012 which also contributed to the lower sales volumes for the six months ended June 30, 2013.

Operating Income.    Operating income of $5.8 million for the six months ended June 30, 2013 decreased by $3.2 million from operating income of $9.0 million for the six months ended June 30, 2012. The decrease in operating income was driven by lower net sales and a $2.6 million non-cash asset impairment restructuring charge during the first six months of 2013 compared to a $0.8 million reversal of a previously impaired asset during the first six months of 2012. Despite lower sales volume in the current year, gross margin percentage increased slightly during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, which was primarily driven by lower conversion costs. Adjusted EBITDA decreased to $25.7 million for the six months ended June 30, 2013 compared to an Adjusted EBITDA of $27.8 million for the six months ended June 30, 2012. The decrease in Adjusted EBITDA was primarily due to lower volumes which were not fully offset by lower conversion costs.

Aromatics Segment

Net Sales.    Net sales were $511.0 million for the six months ended June 30, 2013, a decrease of 17 percent versus $618.7 million for the comparable six month period in 2012. The net sales decrease primarily resulted from a 29 percent decline in our overall sales volume driven by lower cumene, phenol and acetone demand in the first six months of 2013 versus the first six months of 2012. The sales decrease was partially offset by an increase in average sales prices of 14 percent for cumene and 8 percent for phenol and acetone. The sales price increases reflected higher costs for the feedstocks propylene and benzene.

Operating income.    Operating income decreased by $17.9 million to $17.3 million for the six months ended June 30, 2013 from $35.2 million for the six months ended June 30, 2012. The decline in operating income was due primarily due to an inventory holding loss of $0.1 million in the first six months of 2013 compared to an inventory holding gain of $6.8 million during the first six months of 2012, and higher cumene sales volume during the first six months of 2012. In addition, our operating rates for the aromatics segment were lower in the first six months of 2013, versus the comparable six month period in 2012. For the six months ended June 30, 2013, our operating rates for the aromatics segment exceeded the industry operating rates for both cumene and phenol/acetone, as reported in the July 2013 Chemical Data Inc. publication. The Adjusted EBITDA decrease of $18.1 million to $17.8 million for the six months ending June 30, 2013 from $35.9 million for the six months ending June 30, 2012 was predominantly due to the same reasons as the decrease in operating income

Liquidity and Capital Resources

Operating Activities.    For the six months ended June 30, 2013, net cash used in operating activities was $34.8 million as compared to net cash used in operating activities of $14.9 million for the six months ended June 30, 2012. Total working capital used in operations for the six months ended June 30, 2013 was $266.3 million compared to $97.3 million of total working capital used in operations during the six months ended June 30, 2012. The increase in working capital used during the first six months of 2013 as compared to the first six months of 2012 was primarily the result of increased working capital acquired in the Transactions including an increase of $76.6 million due to inventory, $27.3 million in prepaid expenses, $24.4 million in receivables, $16.8 million in accrued compensation, $13.1 million in accounts payable, and $13.2 million in accrued income taxes primarily related to estimated quarterly tax payments. As of June 30, 2013, net working capital was $656.2 million.

Investing Activities.    For the six months ended June 30, 2013, net cash used in investing activities was $28.9 million as compared to net cash used in investing activities of $19.0 million for the six months ended June 30, 2012.

On January 28, 2013, we completed the Merger. The purchase price for the Merged Business was approximately $2.7 billion and consisted of: (i) the issuance of 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of approximately $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. The final purchase price is subject to a settlement with PPG related to the final working capital of the Merged Business as of the date of acquisition.

Capital expenditures during the six months ended June 30, 2013 and 2012 were $55.6 million and $40.7 million, respectively, with the increase primarily due to the operations acquired in the Merger. During the first six months of 2012, cash provided by investing activities included proceeds received from the sale of our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million.

Financing Activities.    For the six months ended June 30, 2013, net cash used in financing activities was $89.7 million as compared to net cash used in financing activities of $0.3 million during the six months ended June 30, 2012. On June 30, 2013 and December 31, 2012, our long-term debt consisted of the following:

(Dollar amounts in millions)	Maturity Date	Outstanding Balance at June 30, 2013	Outstanding Balance at December 31, 2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term loan (net of $2.8 million debt issuance costs)	January 28, 2017	195.8	-
ABL revolver	January 28, 2018	105.0	-
9 percent notes	January 15, 2017	-	448.1

Total debt		$1,438.8	$448.1
Less current portion of long-term debt		(42.3)	-

Long-term debt, net		$1,396.5	$448.1

Transactions Financing

In connection with the Transactions, we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625 Notes

The Company and certain of its subsidiaries guaranteed $688 million aggregate principal amount of senior notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million related to financing fees that are included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income for the six months ended June 30, 2013.

Term Loan

The Company also guaranteed a $279 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Merger (the "Term Loan").

The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan agreement and subject to a 1 percent floor) plus 2.50 percent per annum. At June 30, 2013, outstanding borrowings under the Term Loan had a stated interest rate of 3.50 percent per annum.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the six month period ended June 30, 2013, we repaid approximately $80.4 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income.

New ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "New ABL Revolver"), increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to U.S. borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain U.S. index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At June 30, 2013, the weighted average interest rate on our outstanding New ABL Revolver balance was 2.2 percent and our availability was approximately $383.8 million, net of $105.0 million outstanding balance and letters of credit of $11.2 million. Over approximately the next year we expect our letters of credit commitments to increase to approximately $90 million, primarily related to obligations to provide such letters of credit that arose out of our completion of the Merger. This increase in our letters of credit will reduce our availability on our New ABL Revolver.

The New ABL Revolver is fully and unconditionally guaranteed, on a senior secured basis, by each of the Company's existing and subsequently acquired or organized direct or indirect domestic subsidiaries (other than certain excluded subsidiaries). Canadian borrowing obligations under the New ABL Revolver are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized direct or indirect domestic and Canadian subsidiaries (other than certain excluded subsidiaries). All obligations under the New ABL Revolver, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the subsidiary guarantors.

As of and for the quarter ended June 30, 2013, our borrowings under the New ABL Revolver were as follows:

(Dollar amounts in millions)
New ABL Revolver:
Outstanding amount at period ending	$105.0
Weighted average interest rate at period ending	2.2%
Average daily amount outstanding for the period	$141.4
Weighted average daily interest rate for the period	2.2%
Maximum month end amount outstanding during the period	$170.2

The 4.625 Notes indenture, the Term Loan credit agreement and the New ABL Revolver credit agreement each contain customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends. These covenants are subject to a number of important exceptions and qualifications. In connection with the issuance of the 4.625 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the 4.625 Notes offering.

9 Percent Notes Retirement and 4.875 Notes Issuance

In February 2013 we retired our then outstanding 9 percent notes with the proceeds of a new debt issuance. Additional information about those transactions is as follows:

4.875 Notes Issuance

On February 1, 2013, we issued $450.0 million in aggregate principal amount of senior unsecured notes due 2023 (the "4.875 Notes") which bear interest at a rate of 4.875 percent per annum. Interest on the 4.875 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

9 Percent Notes Tender Offer and Redemption

We used the net proceeds from the offering of the 4.875 Notes, together with cash on hand, to fund the repurchase of our 9 percent senior secured notes due 2017 (the "9 percent notes") in a tender offer and related consent solicitation (the "Tender Offer") for an aggregate tender price of $502.3 million including a make whole payment of $55.4 million. We accounted for the repurchase of the 9 percent notes as an extinguishment. In addition, we expensed approximately $8.5 million of deferred financing fees and incurred charges of $2.2 million associated with the Tender Offer. These costs are included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income.

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our New ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. We have no required payments of principal on our debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our New ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

On March 5, 2013, the Company's Board of Directors declared a $0.08 per share cash dividend, with a record date of March 28, 2013 and a payment date of April 10, 2013. On May 21, 2013, the Company's Board of Directors declared a $0.08 per share cash dividend, with a record date of June 28, 2013 and a payment date of July 10, 2013.

Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of June 30, 2013, were as follows:

(In millions)	Total	2013 (a)	2014	2015	2016	2017	2018 and thereafter
Contractual obligations:
Purchase obligations	$1,690	$687	$644	$56	$39	$42	$222
Long-term debt—principal	1,442	-	-	-	-	199	1,243
Long-term debt—interest	494	32	63	63	63	56	217
Lease financing obligations	29	4	7	8	8	2	-
Operating lease obligations	144	19	32	28	20	15	30
Expected pension and other post- retirement benefit contributions	658	5	13	18	19	27	576
Asset retirement obligation	149	-	-	-	-	-	149

Total	$4,606	$747	$759	$173	$149	$341	$2,437

(a) For the six months ending December 31, 2013.

Long-Term Debt Principal.    Long-term debt principal obligations are listed based on the contractual due dates.

Long-Term Debt Interest.    Long-term debt interest payments are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of June 30, 2013.

Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles, barges and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2025. We did not have significant capital lease obligations as of June 30, 2013.

Purchase Obligations.    Purchase obligations primarily include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of June 30, 2013.

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

Uncertain Income Tax Positions.    We have recognized a liability for our uncertain income tax positions of approximately $21.7 million as of June 30, 2013. We do not believe we are likely to pay any amounts during the year ended December 31, 2013. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the "Financial Statements") with three non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; and (iii) Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger synergies, goodwill, intangibles, and other long-lived asset impairments, and interest expense related to the OMERS lease-financing transaction).

Adjusted Net Income is defined as Net income attributable to Axiall excluding adjustments for tax effected cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger synergies, goodwill, intangibles, and other long-lived asset impairments. Adjusted Earnings Per Share is calculated using Adjusted Net Income rather than consolidated net income calculated in accordance with GAAP and applying the two-class earnings per share method.

Axiall has supplemented the Financial Statements with Adjusted Net Income and Adjusted Earnings Per Share because investors commonly use financial measures such as Adjusted Net Income and Adjusted Earnings Per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of net income pursuant to GAAP, in order to approximate the amount of net income that such a company would have achieved absent those non-recurring, transaction related charges or benefits. In addition, Axiall has supplemented the Financial Statements with Adjusted Net Income and Adjusted Earnings Per Share because we believe these financial measures will be helpful to investors in approximating what Axiall's net income would have been absent the impact of certain non-recurring, pre-tax charges and benefits related to the Merger, the company's issuance of its 4.875 Notes and the Tender Offer and related redemption of its 9 percent notes. Axiall has supplemented the Financial Statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall.

Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income, or GAAP diluted earnings per share, as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA, may be different from the calculation used by other companies and, therefore, comparability may be limited. Reconciliations of these non-GAAP Financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Diluted earnings per share attributable to Axiall	$1.03	$0.39	$1.06	$1.40
Earnings (loss) per share related to adjustments between Net income attributable to Axiall and Adjusted Net Income	$0.16	$0.12	$0.92	$(0.10)

Adjusted Earnings Per Share	$1.19	$0.51	$1.98	$1.30

Adjusted Net Income Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Net income attributable to Axiall	$72.8	$13.6	$69.3	$48.9
Pretax charges (benefits):
Fair value of inventory—purchase accounting	3.2	-	13.4	-
Merger related and other, net	3.5	6.6	15.5	11.6
Costs to attain Merger synergies	11.3	-	12.0	-
Gain on sale of assets	-	-	-	(17.4)
Gain on acquisition of controlling interests	-	-	(23.5)	-
Loss on redemption and other debt costs	-	-	78.5	-

Total pretax charge (benefit)	18.0	6.6	95.9	(5.8)
Provision for (benefit from) taxes related to these items	6.8	2.5	36.1	(2.2)

After tax effect of above items	11.2	4.1	59.8	(3.6)

Adjusted Net Income	$84.0	$17.7	$129.1	$45.3

Diluted earnings per share attributable to Axiall	$1.03	$0.39	$1.06	$1.40

Adjusted Earnings Per Share	$1.19	$0.51	$1.98	$1.30

Adjusted EBITDA	$197.9	$54.3	$331.3	$129.8

Adjusted EBITDA Reconciliations

Three Months Ended June 30, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$177.6		$28.2	$4.6	$(12.5)	$197.9
Fair value of inventory—purchase accounting	(3.2)		-	-	-	(3.2)
Costs to attain Merger synergies	(7.5	) (a)	-	-	(3.8)	(11.3)
Depreciation and amortization	(47.5)		(8.6)	(0.3)	(1.6)	(58.0)
Interest expense, net	-		-	-	(19.4)	(19.4)
Provision for income taxes	-		-	-	(31.8)	(31.8)
Other	(0.4)		-	-	(0.1)	(0.5	) (b)

Consolidated net income (c)	$119.0		$19.6	$4.3	$(69.2)	$73.7

(a) Includes $5.9 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of income.

(b) Includes $3.5 million Merger related and other, net, offset by $1.2 million for debt cost amortization and $1.8 million of lease financing obligations interest.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended June 30, 2012
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$45.8	$24.5	$(2.0)	$(14.0)	$54.3
Depreciation and amortization	(11.4)	(9.5)	(0.4)	(1.1)	(22.4)
Interest expense, net	-	-	-	(14.5)	(14.5)
Other	0.1	0.4	-	(4.3)	(3.8	) (a)

Consolidated net income (b)	$34.5	$15.4	$(2.4)	$(33.9)	$13.6

(a) Includes $6.6 million Merger related and other, net, offset by $1.0 million for debt cost amortization and $1.8 million of lease financing obligations interest.

(b) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Six Months Ended June 30, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$311.8		$25.7	$17.8	$(24.0)	$331.3
Fair value of inventory—purchase accounting	(13.4)		-	-	-	(13.4)
Costs to attain Merger synergies	(8.2	) (a)	-	-	(3.8)	(12.0)
Depreciation and amortization	(79.0)		(17.4)	(0.6)	(3.3)	(100.3)
Interest expense, net	-		-	-	(37.7)	(37.7)
Gain on acquisition of controlling interest	23.5		-	-	-	23.5
Loss on redemption and other debt cost, net	-		-	-	(78.5)	(78.5)
Provision for income taxes	-		-	-	(32.6)	(32.6)
Other	(1.0)		(2.4)	0.1	(6.1)	(9.4	) (b)

Consolidated net income (c)	$233.7		$5.9	$17.3	$(186.0)	$70.9

(a) Includes $5.9 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of income.

(b) Includes $15.5 million in Merger related and other, net, offset by $2.4 million for debt cost amortization and $3.6 million of lease financing obligations interest.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Six Months Ended June 30, 2012
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net		Total
Adjusted EBITDA	$91.5		$27.8	$35.9	$(25.4)		$129.8
Depreciation and amortization	(22.5)		(19.5)	(0.8)	(2.2)		(45.0)
Interest expense, net	-		-	-	(28.9)		(28.9)
Provision for income taxes	-		-	-	(18.4)		(18.4)
Other	17.4	(a)	0.7	0.1	(6.7	) (b)	11.5

Consolidated net income (c)	$86.4		$9.0	$35.2	$(81.6)		$48.9

(a) $17.4 million relates to gain on sale of assets.

(b) Includes $11.6 million Merger related and other, net offset by $2.0 million for debt cost amortization and $3.7 million of lease financing obligations interest.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Outlook

Our financial results in the second quarter of 2013 improved over the first quarter of 2013 primarily due to: the inclusion of three months of results from the Merged Business as compared to two months in the first quarter of 2013, higher ECU volumes and values, higher resin prices and volumes, synergies related to the Merged Business and normal seasonal increase in building products volume. These positive impacts were partially offset by higher maintenance costs and higher natural gas costs. The North American PVC industry has been running at operating rates below 90 percent for most of year to date 2013. In past periods PVC margins have typically improved as industry operating rates start to exceed 90 percent on a regular basis. Under current market conditions, North American PVC producers have struggled to maintain margins. Our outlook for the third quarter of 2013 is influenced by the following factors: planned plant turnarounds in our chlorovinyls segment that we expect to increase plant maintenance costs and decrease plant operating rates compared to the second quarter of 2013; as well as caustic prices, building products volumes and margins, and aromatics segment volumes that are expected to be similar to what we experienced in the second quarter of 2013. We expect the current North American PVC industry conditions that have challenged PVC margins to continue in the near term. Longer term we believe that we are well positioned to take advantage of a number of macro-economic and industry trends. We expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will persist for many years and continue to provide a competitive cost advantage to us. We expect this advantage to allow consistent access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, we believe the U.S. housing market, both in terms of starts and renovation activity, has shown signs of a sustainable recovery. We believe a sustainable recovery should drive building products volumes higher. We expect the combination of these factors to increase vinyl demand. As a result, we expect operating rates and margins to move higher for North American producers. We expect chlorine and caustic demand growth over the next few years to offset any net new capacity added in North America. This balance, combined with the natural gas cost advantage, should support healthy margins for our North American operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements relating to future events and our intentions, beliefs, expectations and predictions for the future. Any such statements other than statements of historical fact are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Words or phrases such as "anticipate," "believe,"

"plan," "estimate," "project," "may," "will," "intend," "target," "expect," "would" or "could" (including the negative variations thereof) or similar terminology used in connection with any discussion of future plans, actions or events generally identify forward-looking statements. These statements relate to, among other things, our outlook for future periods, supply and demand, pricing trends and market forces within the chemical and building products industries, cost reduction strategies and their results, planned capital expenditures, long-term objectives of management, expected benefits of the Transactions, integration plans and expected synergies therefrom and other statements of expectations concerning matters that are not historical facts. These statements are based on the current expectations of our management. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements included in this Quarterly Report on Form 10-Q. These risks and uncertainties include, among other things:

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

  •
  our ability to continue to comply with the covenants in the New ABL Revolver, the Term Loan Credit Agreement and the indentures governing the 4.875 Notes and the 4.625 Notes;

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

In light of these risks, uncertainties, assumptions and other factors, the forward-looking statements discussed in this Quarterly Report on Form 10-Q may not occur. Other unknown or unpredictable factors could also have a material adverse effect on our actual future results, performance or achievements. For a further discussion of these and other risks and uncertainties applicable to us and our business, see the section of our Annual Report on Form 10-K for the year ended December 31, 2012 entitled "Risk Factors" and in our subsequent periodic filings with the SEC. As a result of the foregoing, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake, and expressly disclaim, any duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations, except as required by law.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2013, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2012 Annual Report, except we selected new discount rate, expected return on assets, rate of compensation increase and health care cost trend rates assumptions for the Assumed Plans in connection with Transactions as discussed in Note 11 to the unaudited condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2012 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control.    Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the six months ended June 30, 2013, we merged with the Merged Business. We are in the process of integrating the Merged Business into our overall internal control over financial reporting process.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Note 10 to the accompanying unaudited condensed consolidated financial statements and Part I. Item 3. "Legal Proceedings" in our 2012 Annual Report are incorporated by reference herein.

The Company and its subsidiaries are involved in various claims and legal proceedings associated with its business and operations. In some of these matters, substantial monetary damages are sought. The Company evaluates its exposure to loss contingencies arising from pending to threatened litigation and believes it is not possible to predict the outcome of the various matters. Management believes that the outcome of these actions in a manner adverse to the Company as a whole, would not be material to the Company, however, such outcomes may be material to the results of operations in any particular period in which the cost of any such outcome are recognized.

During 2012, our Natrium, West Virginia facility received several notices of violations of its NPDES permit regarding certain discharge limits allegedly being exceeded. In January 2013, the Merged Business and the WVDEP entered into an agreement pursuant to which an amendment to an existing consent order would be filed (the "Amendment"). The court approved the Amendment on May 6, 2013, which resulted in the payment by us of approximately $248,000 in monetary sanctions during the six months ended June 30, 2013.

Item 1A. RISK FACTORS.

There have been no material changes to the information set forth in Part I. Item 1A. "Risk Factors" in our 2012 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information regarding repurchases by Axiall Corporation of shares of its common stock on a monthly basis during the quarter ended June 30, 2013:

Period	Total Number Shares Purchased(1)	Average Price Paid Per Share
April 1 - April 30, 2013	-	$-
May 1 - May 31, 2013	27,980	$48.76
June 1 - June 30, 2013	-	$-

Total	27,980

(1) Axiall Corporation did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect purchases of common stock by Axiall Corporation in connection with tax withholding obligations of Axiall Corporation's employees upon vesting of such employees' restricted stock awards.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS
10.1*	Form of Restricted Stock Unit Agreement for Canadian-based officers and employees
10.2*	Form of Restricted Stock Unit Agreement for United States-based officers and employees
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: August 6, 2013	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2013	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)