Form 10-Q
period 2013-09-30
AXIALL CORP/DE/
filed 2013-11-08
CIK 805264

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2013
Common Stock, $0.01 par value	69,883,188

AXIALL CORPORATION
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2013
INDEX

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS.

AXIALL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$79.9	$200.3
Receivables, net of allowance for doubtful accounts of $5.6 million and $4.5 million at September 30, 2013 and December 31, 2012, respectively.	637.1	314.9
Inventories	414.8	288.4
Prepaid expenses and other	65.6	14.7
Deferred income taxes	10.4	21.1

Total current assets	1,207.8	839.4
Property, plant and equipment, net	1,649.3	637.7
Goodwill	1,720.0	217.2
Intangible assets, net	1,139.6	43.4
Other assets, net	76.4	63.6

Total assets	$5,793.1	$1,801.3

Liabilities and Equity:
Current portion of long-term debt	$2.8	$-
Accounts payable	332.0	211.2
Interest payable	12.8	18.9
Income taxes payable	3.8	15.1
Accrued compensation	47.5	44.7
Other accrued current liabilities	128.7	61.2

Total current liabilities	527.6	351.1
Long-term debt, excluding the current portion of long-term debt	1,330.5	448.1
Lease financing obligation	108.3	112.3
Deferred income taxes	743.9	177.9
Pensions and other postretirement benefits	331.5	48.3
Other non-current liabilities	171.1	60.1

Total liabilities	3,212.9	1,197.8

Commitments and contingencies

Equity:

Preferred stock—$0.01 par value; 75,000,000 shares authorized; no shares issued	-	-
Common stock—$0.01 par value; shares authorized: 200,000,000 and 100,000,000 at September 30, 2013 and December 31, 2012, respectively; issued and outstanding: 69,883,188 and 34,546,767 at September 30, 2013 and December 31, 2012, respectively.	0.7	0.3
Additional paid-in capital	2,269.5	487.1
Retained earnings	223.6	138.0
Accumulated other comprehensive loss, net of tax	(32.2)	(21.9)

Total Axiall stockholders' equity	2,461.6	603.5
Noncontrolling interest	118.6	-

Total equity	2,580.2	603.5

Total liabilities and equity	$5,793.1	$1,801.3

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Net sales	$1,197.5	$813.5	$3,531.5	$2,541.1
Operating costs and expenses:
Cost of sales	984.9	673.2	2,925.6	2,210.5
Selling, general and administrative expenses	93.9	53.5	269.9	153.0
Long-lived asset impairment charges (recoveries), net	25.8	-	28.4	(0.8)
Transaction related costs and other, net	14.8	14.8	33.7	27.2
Gain on sale of assets, net	-	(1.9)	-	(19.3)

Total operating costs and expenses	1,119.4	739.6	3,257.6	2,370.6

Operating income	78.1	73.9	273.9	170.5
Interest expense, net	(19.7)	(14.7)	(57.4)	(43.6)
Foreign exchange loss	(0.4)	(0.2)	-	(0.6)
Loss on redemption and other debt costs	-	-	(78.5)	-
Gain on acquisition of controlling interest	-	-	23.5	-

Income before income taxes	58.0	59.0	161.5	126.3
Provision for income taxes	18.7	19.7	51.3	38.1

Consolidated net income	39.3	39.3	110.2	88.2
Less net income attributable to noncontrolling interest	0.3	-	1.9	-

Net income attributable to Axiall	$39.0	$39.3	$108.3	$88.2

Earnings per share attributable to Axiall:
Basic	$0.56	$1.13	$1.63	$2.54
Diluted	$0.55	$1.12	$1.62	$2.53

Weighted average common shares outstanding:
Basic	69.9	34.5	66.4	34.4
Diluted	70.4	34.9	66.8	34.6

Dividends per common share	$0.16	$0.08	$0.32	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Consolidated net income	$39.3	$39.3	$110.2	$88.2
Less net income attributable to noncontrolling interest	0.3	-	1.9	-

Net income attributable to Axiall	39.0	39.3	108.3	88.2

Other comprehensive income (loss):
Foreign currency translation gain (loss)	10.2	14.6	(16.4)	12.8
Unrealized gain (loss) on derivatives	(0.3)	-	(1.1)	0.7
Pension liability adjustment	0.5	0.4	1.6	1.3

Other comprehensive income (loss), before income taxes	10.4	15.0	(15.9)	14.8
Expense (benefit) from income taxes related to other comprehensive income items	3.0	7.0	(5.6)	6.8

Other comprehensive income (loss), net of tax	7.4	8.0	(10.3)	8.0

Comprehensive income, net of income taxes	46.7	47.3	99.9	96.2
Less comprehensive income attributable to noncontrolling interest	0.3	—	1.9	—

Comprehensive income attributable to Axiall	$46.4	$47.3	$98.0	$96.2

See accompanying notes to unaudited condensed consolidated financial statements.

AXIALL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2013	2012
Cash flows from operating activities:
Consolidated net income	$110.2	$88.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	108.1	62.1
Amortization	49.0	5.9
Deferred income taxes	(10.0)	(3.0)
Loss on redemption and other debt costs	78.5	-
Gain on acquisition of controlling interest	(23.5)	-
Long-lived asset impairment charges (recoveries), net	28.4	(0.8)
Gain on sale of assets	-	(19.3)
Other non-cash items	9.4	8.4
Change in operating assets and liabilities, and other (excluding effects of acquisition)	(194.1)	(75.8)

Net cash provided by operating activities	156.0	65.7

Cash flows from investing activities:
Capital expenditures	(108.5)	(55.8)
Proceeds from sale of assets	11.1	23.6
Cash acquired in acquisition	26.7	-

Net cash used in investing activities	(70.7)	(32.2)

Cash flows from financing activities:
Borrowings on ABL revolver	402.5	183.4
Repayments on ABL revolver	(402.5)	(183.4)
Issuance of long-term debt	450.0	-
Long-term debt payments	(531.1)	-
Make-whole and other fees paid related to financing activities	(98.0)	(0.6)
Dividends paid	(11.2)	(2.8)
Distribution to noncontrolling interest	(13.3)	-
Excess tax benefits from share-based payment arrangements	0.8	3.3
Stock compensation plan activity	(1.5)	(5.1)

Net cash used in financing activities	(204.3)	(5.2)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	1.6
Net change in cash and cash equivalents	(120.4)	29.9
Cash and cash equivalents at beginning of period	200.3	88.6

Cash and cash equivalents at end of period	$79.9	$118.5

Significant non-cash transaction

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals, through a merger between a subsidiary of PPG and a subsidiary of the Company. The purchase price for these transactions was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. See Note 2 to the unaudited condensed consolidated financial statements. The final purchase price is subject to a settlement with PPG related to the final working capital and funding status of certain pension benefit plans of the Merged Business as of the date of acquisition. See Note 2 to the unaudited condensed consolidated financial statements.

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

Our financial condition as of, and our operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the financial condition and results that may be expected for the full year ending December 31, 2013 or any other interim period. Certain prior period amounts have been reclassified to conform to the current period's presentation. These reclassifications did not impact the Company's operating income or consolidated net income.

On January 28, 2013 we acquired substantially all of the assets and liabilities of PPG Industries, Inc.'s ("PPG") business relating to the production of chlorine, caustic soda and related chemicals (the "Merged Business") through a merger between a subsidiary of PPG and a subsidiary of the Company (the "Merger"); we also completed a series of related financings (collectively, the "Transactions"). The purchase price for the Merged Business was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. The final purchase price is subject to a settlement with PPG related to the final working capital and funding status of certain pension benefit plans of the Merged Business as of the date of acquisition. See Note 2 to the unaudited condensed consolidated financial statements.

Through the Merger, we acquired, as part of the Merged Business, the remaining 50 percent interest that we did not previously own of PHH Monomers LLC, a joint venture between us and PPG ("PHH"). Prior to the Merger, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized an estimated gain of approximately $23.5 million as a result of remeasuring the equity interest we held in PHH before the Merger. The estimated fair value of our prior equity interest in PHH before the Merger was $25.2 million. PHH is a manufacturing joint venture that consists of plant and equipment and the fair value was estimated based on the replacement cost of assets in similar condition.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three and nine month periods ended September 30, 2013 from those disclosed in the 2012 Annual Report. Unless the context otherwise requires, references to "Axiall," the "Company," "we," "our" or "us," means Axiall Corporation and its consolidated subsidiaries.

2. MERGER WITH THE PPG CHEMICALS BUSINESS

The Merger created a leading integrated chemicals and building products company with a broad portfolio of downstream products, and greater scale and ability to capitalize on globally advantaged, low cost North American natural gas. The results of the Merged Business are included in our financial statements from January 28, 2013, the closing date of the acquisition of the Merged Business. We issued 35.2 million shares of our common stock, assumed $967.0 million of debt and assumed certain other liabilities including pension liabilities and other postretirement obligations as consideration for the Merged Business. The final purchase price is subject to a settlement with PPG related to the final working capital and funding status of certain pension benefit plans of the Merged Business as of the date of acquisition.

In connection with the Transactions, through September 30, 2013, we have paid approximately $56.0 million in fees and expenses, which included: (i) approximately $30.3 million of debt issuance costs, of which approximately $19.3 million was deferred; and (ii) approximately $25.7 million of related professional and legal fees.

The initial accounting for the Merged Business (including the allocation of the purchase price to acquired assets and liabilities) is preliminary and subject to change, due to, among other things, the settlement with PPG related to the final working capital and funding status of certain pension benefit plans of the Merged Business, as well as changes in the fair value of working capital and other assets, completion of an appraisal of assets acquired and liabilities assumed, and final valuation of intangible assets. Goodwill recognized from the acquisition of the Merged Business is primarily due to the increase in size and economies of scale of the merged companies, a significant increase in chlorine production flexibility, an increase in natural gas integration and strategic, geographic and product synergies. Approximately $10.4 million of the goodwill recognized in the Merger is expected to be deductible for tax purposes. The fair value of the noncontrolling interest in TCI was estimated based on the present value of estimated future cash flows from TCI attributable to our minority partner's ownership percentage of TCI. The preliminary allocation of the purchase price to assets acquired and liabilities assumed, including remeasurement period adjustments recorded during the three months ended September 30, 2013, is set forth in the table below and is subject to change during the measurement period of up to twelve months.

(In millions)	Preliminary Allocation as of June 30, 2013	Measurement Period Adjustments	Revised Preliminary Allocation as of September 30, 2013
Cash and cash equivalents	$26.7	$-	$26.7
Receivables	233.7	1.4	235.1
Inventories	72.3	4.8	77.1
Prepaid expenses and other	11.9	(1.8)	10.1
Property, plant and equipment	962.8	(6.4)	956.4
Goodwill	1,450.2	76.0 (1)	1,526.2
Intangible assets	1,218.0	(68.3)	1,149.7
Other assets	42.5	(0.5)	42.0
Accounts payable	(97.8)	-	(97.8)
Income taxes payable	(4.7)	-	(4.7)
Accrued compensation	(20.6)	-	(20.6)
Other accrued taxes	(10.9)	10.4	(0.5)
Other accrued liabilities	(57.1)	7.2	(49.9)
Deferred income taxes	(616.0)	12.0 (2)	(604.0)
Pensions and other postretirement benefits	(279.8)	-	(279.8)
Other non-current liabilities	(61.6)	(7.2)	(68.8)
Debt assumed	(967.0)	-	(967.0)
Noncontrolling interest	(129.3)	(0.7)	(130.0)

Total net assets acquired	$1,773.3	$26.9 (3)	$1,800.2

(1) Primarily consists of $68.3 million in adjustments to customer relationships intangible assets and preliminary estimates of working capital and the funding status of certain pension benefit plans of the Merged Business as of the date of acquisition that are subject to a settlement with PPG in accordance with agreements entered into in connection with the Merger.

(2) Deferred income taxes resulting from the revaluation of acquired assets and liabilities.

(3) Includes preliminary estimates of working capital and the funding status of certain pension benefit plans of the Merged Business as of the date of acquisition that are subject to a settlement with PPG in accordance with agreements entered into in connection with the Merger.

Summary Pro Forma Information.    The following unaudited pro forma information reflects our consolidated results of operations as if the Transactions had taken place on January 1, 2012. The pro forma information includes primarily adjustments for depreciation based on the estimated fair value of the property, plant and equipment acquired in the Merger, amortization of acquired intangible assets and interest expense on the debt we incurred to finance the Transactions. The pro forma information is not necessarily indicative of the results of operations that we would have reported had the Transactions actually closed on January 1, 2012, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013		2012
Net sales	$1,197.5	$1,240.3	$3,639.2		$3,793.7
Net income attributable to Axiall	$39.0	$74.6	$104.2	(a)	$195.9	(b)
Earnings per share from net income attributable to Axiall:
Basic	$0.56	$1.07	$1.49		$2.80
Diluted	$0.55	$1.06	$1.48		$2.79

(a) In addition to the normal pro forma adjustments associated with the Transactions, this amount excludes: (i) the $23.5 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions. These amounts are excluded from the pro forma amounts for the nine months ended September 30, 2013 and comparable amounts are included in the nine months ended September 30, 2012 to reflect our consolidated results as if the Transactions had taken place on January 1, 2012.

(b) In addition to the normal pro forma adjustments associated with the Transactions, this amount includes: (i) the $23.5 million gain on acquisition of controlling interest in PHH; (ii) $13.4 million related to the inventory fair value purchase accounting adjustment; and (iii) $11.0 million related to the expensing of financing fees related to a $688.0 million bridge loan used in the Transactions. These amounts are excluded from the pro forma amounts for the nine months ended September 30, 2013 and comparable amounts are included in the nine months ended September 30, 2012 to reflect our consolidated results as if the Transactions had taken place on January 1, 2012.

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

In February 2013, the FASB issued ASU 2013-04—Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing GAAP guidance. The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, as the sum of the following: (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The Update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the amendments in this Update, but do not expect implementation to have a material impact on our condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Topic 815, provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities, is the risk of changes in a hedged item's fair value or a hedged transaction's cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, prior to this Update, only the interest rates on direct Treasury obligations of the United States government (the "UST") and, for practical reasons, the London Interbank Offered Rate (the "LIBOR") swap rate were considered benchmark interest rates. The amendments in this Update permit inclusion of the Fed Funds Effective Swap Rate ("OIS") as a United States benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and the LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable United States benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Implementation of this Update did not have a material impact on our condensed consolidated financial statements.

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

4. INVENTORIES

As of September 30, 2013 and December 31, 2012, the major classes of inventories were as follows:

(In millions)	September 30, 2013	December 31, 2012
Raw materials	$160.7	$115.3
Work-in-progress	5.8	7.1
Finished goods	248.3	166.0

Inventories	$414.8	$288.4

5. PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
Machinery and equipment	$2,306.9	$1,492.6
Buildings	223.9	203.7
Depletable land and land improvements	291.2	90.4
Construction-in-progress	97.6	33.6

Property, plant and equipment, at cost	2,919.6	1,820.3
Less: accumulated depreciation	1,270.3	1,182.6

Property, plant and equipment, net	$1,649.3	$637.7

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

The change was accounted for as a change in estimate and applied prospectively. For the three months ended September 30, 2013, the effect of the change decreased depreciation expense by $5.2 million, increased net income attributable to Axiall by approximately $3.3 million and increased diluted earnings per share by $0.05. For the nine months ended September 30, 2013, the effect of the change decreased depreciation expense by $16.0 million, increased net income attributable to Axiall by approximately $10.1 million and increased diluted earnings per share by $0.15.

The estimated useful lives of our property, plant and equipment are as follows:

Buildings	27-39 years
Depletable land and land improvements	15-25 years
Machinery, plant and equipment	2-25 years
Dies and moulds	3-10 years
Office furniture and equipment	2-10 years
Computer equipment and software	3-10 years

6. GOODWILL, RESTRUCTURING AND OTHER INTANGIBLE ASSETS

Our intangible assets consist of goodwill and other intangible assets. Goodwill is the excess of the cost of an acquired entity over the fair value of tangible and intangible assets (including customer lists, trade names and technology) acquired and liabilities assumed under purchase accounting for business combinations. We acquired substantial intangible assets related to the Merged Business, including $1.5 billion in goodwill, $1.1 billion in customer relationships, $14.9 million in technology and $6.0 million in product trade names. These amounts are preliminary and are based on the preliminary purchase price allocation of the fair values of the acquired assets and liabilities assumed as of the closing date of the Merger, as further described below.

Valuation:    The carrying values of our goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter, using a measurement date of October 1. In addition, we evaluate the carrying value of these assets for impairment between annual impairment tests if an event occurs or circumstances change that would indicate the carrying amounts may be impaired. Such events and indicators may include, without limitation, significant declines in industries in which our products are used, significant changes in the estimated future cash flows of our reporting units, significant changes in capital market conditions and significant changes in our market capitalization.

Impairment testing for goodwill is a two-step test performed at a reporting unit level. The first step of the impairment analysis involves comparing the fair value of the reporting unit to its book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the impairment analysis is performed, in which we measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses in estimating fair value. The weighting of the discounted cash flow and market approaches varies by each reporting unit based on factors specific to each reporting unit. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market conditions, overall economic conditions and our strategic operational plans with regard to our business units. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plan, it is possible that goodwill not currently impaired, may become impaired in the future.

We have two segments that contain reporting units with goodwill and intangible assets: our chlorovinyls segment includes goodwill in its chlor-alkali and derivatives and compound reporting units and our building products segment includes goodwill primarily in its window and door profiles and siding reporting units.

In the three months ended September 30, 2013 we concluded that an interim test for the impairment of goodwill and other intangible assets was necessary in our window and door profiles reporting unit. We conducted this impairment test due, primarily to the prolonged downturn in the North American housing and construction markets and continued pricing declines, and the expected impact of those declines on projected cash flows on the window and door profiles reporting unit. The window and door profiles reporting unit fair value was estimated using the discounted cash flow approach and market approach. We estimated our future discounted cash flows based on our actual results during the nine months ended September 30, 2013, as compared to our projections for such period. The cash flow approach assumed a gradual increase in financial performance, based on a housing market recovery in the United States, and a discount rate of approximately 15 percent. The window and door profiles reporting unit's future earnings are significantly influenced by the North American housing and construction markets. Our market approaches considered market multiples of peer companies as adjusted and applicable to our window and door profiles reporting unit.

Based on the preliminary results of our interim evaluation, we recorded a non-cash impairment charge to write-down goodwill and other intangible assets in the window and door profiles reporting unit by $24.9 million in the nine months ended September 30, 2013. The write-down included $18.2 million for goodwill, $3.1 million for trade names and $3.6 million for customer relationship assets. We are currently in the process of finalizing the fair value of our window and door profiles reporting unit's assets and liabilities, and therefore the $18.2 million goodwill charge was recorded as an estimate. We expect to complete our analysis in the fourth quarter of 2013. None of our other reporting units showed indications of impairment that would have required an interim evaluation of their goodwill or other indefinite-lived intangible assets. We will test our other reporting units with goodwill and other indefinite-lived intangible assets in the fourth quarter in accordance with our annual October 1 impairment testing.

Goodwill.    During the nine months ended September 30, 2013, we preliminarily allocated the fair values of assets acquired and liabilities of the Merged Business assumed in the Transactions, which are subject to change. The following table provides the detail of the changes made to goodwill during the nine months ended September 30, 2013, including $18.2 million of goodwill impairment charges for our window and door profiles reporting unit.

(In millions)	Chlorovinyls	Building Products	Total
Gross goodwill at January 1, 2013	$245.4	$159.5	$404.9
Accumulated impairment losses	(55.5)	(132.2)	(187.7)

Net goodwill at January 1, 2013	$189.9	$27.3	$217.2

Gross goodwill at January 1, 2013	$245.4	$159.5	$404.9
Preliminary addition from the Transactions	1,526.2	-	1,526.2
Foreign currency translation adjustment	(5.2)	-	(5.2)

Gross goodwill at September 30, 2013	1,766.4	159.5	1,925.9
Accumulated impairment losses	(55.5)	(150.4)	(205.9)

Net goodwill at September 30, 2013	$1,710.9	$9.1	$1,720.0

Restructuring:    In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants, primarily in the window and door profiles reporting unit, to improve utilization and efficiencies. During the three and nine months ended September 30, 2013, we recorded a $2.9 million restructuring charge in our building products segment that is included in Transaction related costs and other, net in the condensed consolidated statements of income.

Indefinite-lived intangible assets.    Our indefinite-lived intangible assets consisted only of certain trade names with a carrying value of $6.0 million and $9.1 million at September 30, 2013 and December 31, 2012, respectively. The variance between period end dates is due to $3.1 million of impairment charges recorded in the third quarter of 2013 for our window and door profiles reporting unit and the fluctuations in the Canadian dollar exchange rate.

Definite-lived intangible assets.    At September 30, 2013 and December 31, 2012, we had definite-lived intangible assets in our building products segment that related to customer relationships and technology. In the acquisition of the Merged Business, we acquired definite-lived intangible assets in our chlorovinyls segments. The preliminary values of these assets acquired are $1.1 billion for customer relationships, $14.9 million for technology and $6.0 million for trade names. There were no definite-lived intangible assets in our chlorovinyls segment as of December 31, 2012. At September 30, 2013 and December 31, 2012 there were no definite-lived intangible assets in our aromatics segment. The following table provides the definite-lived intangible assets, by reportable segment, as of September 30, 2013 and December 31, 2012, including impairment charges recorded for our window and door profiles reporting unit.

	Chlorovinyls	Building Products		Total
(In millions)	September 30, 2013	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Gross carrying amounts
Customer relationships	$1,128.8	$35.2	$35.2	$1,164.0	$35.2
Trade names	6.0	-	-	6.0	-
Technology	14.9	17.4	17.4	32.3	17.4

Total	1,149.7	52.6	52.6	1,202.3	52.6
Accumulated impairment charges:
Customer relationships	-	(3.6)	-	(3.6)	-

Total	-	(3.6)	-	(3.6)	-
Accumulated amortization:
Customer relationships	(41.8)	(10.1)	(8.7)	(51.9)	(8.7)
Trade names	(0.2)	-	-	(0.2)	-
Technology	(0.5)	(10.7)	(9.6)	(11.2)	(9.6)

Total	(42.5)	(20.8)	(18.3)	(63.3)	(18.3)
Foreign currency translation adjustment:
Customer relationships	(1.7)	-	-	(1.7)	-

Total	(1.7)	-	-	(1.7)	-
Net carrying amounts
Customer relationships	1,085.3	21.5	26.5	1,106.8	26.5
Trade names	5.8	-	-	5.8	-
Technology	14.4	6.7	7.8	21.1	7.8

Total	$1,105.5	$28.2	$34.3	$1,133.7	$34.3

The weighted average estimated useful life remaining for customer relationships, definite-lived trade names and technology is approximately 17 years, 16 years, and 16 years, respectively. Amortization expense for the definite-lived intangible assets was $15.2 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively and $45.0 million and $1.7 million for the nine month periods ended September 30, 2013 and 2012, respectively. Total definite-lived intangible assets estimated annual amortization expense for the next five fiscal years is approximately $66.8 million per year.

7. OTHER ASSETS, NET

As of September 30, 2013 and December 31, 2012, other assets, net of accumulated amortization, consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
Advances for long-term purchase contracts, net	$11.6	$19.4
Advances to and investments in joint ventures	23.6	6.1
Deferred financing costs, net	29.9	16.3
Long-term assets held for sale	4.0	13.8
Other	7.3	8.0

Total other assets, net	$76.4	$63.6

The decrease in advances for long-term purchase contracts is the result of amortizing the prepayments over the terms of the related contracts. The increase in advances to and investments in joint ventures is primarily the result of our investment in RS Cogen as described in Note 15 to the unaudited condensed consolidated financial statements. The increase in deferred financing costs, net, was the result of fees incurred in relation to the issuance and assumption of debt in connection with the Transactions as well as the 4.875 Notes and the New ABL Revolver less the write-off of deferred financing fees associated with the termination of the 9 percent notes, in each case, as described in Note 8 to the unaudited condensed consolidated financial statements. The decrease in long-term assets held for sale relates to the sale of our window and door manufacturing facility located in Reno, Nevada for net proceeds of $11.0 million, in the three months ended September 30, 2013, partially offset by the reclassification of a building products manufacturing facility to assets held for sale.

8. LONG-TERM DEBT AND LEASE FINANCING OBLIGATION

As of September 30, 2013 and December 31, 2012, our long-term debt consisted of the following:

(In millions)	Maturity Date	September 30, 2013	December 31, 2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term loan (net of $2.6 million debt issuance costs)	January 28, 2017	195.3	-
ABL revolver	January 28, 2018	-	-
9 percent notes	January 15, 2017	-	448.1

Total debt		$1,333.3	$448.1
Less current portion of long-term debt		(2.8)	-

Long-term debt, net		$1,330.5	$448.1

Transactions Financing

In connection with the Transactions, we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625 Notes

The Company and certain of its subsidiaries guaranteed $688.0 million aggregate principal amount of senior notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million related to financing fees that are included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2013.

Term Loan

The Company also guaranteed a $279.0 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Transactions (the "Term Loan").

The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan and subject to a 1 percent floor) plus 2.50 percent per annum. At September 30, 2013, outstanding borrowings under the Term Loan had a stated interest rate of 3.50 percent per annum.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the nine month period ended September 30, 2013, we repaid approximately $81.1 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income.

New ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "New ABL Revolver") increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to United States borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain United States index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At September 30, 2013, we had no outstanding balance on our New ABL Revolver and our availability was approximately $425.2 million, net of outstanding letters of credit totaling $74.8 million. The increase in our outstanding letters of credit is primarily due to Merger-related obligations to provide such letters of credit. Increases in our letters of credit reduce our availability under our New ABL Revolver.

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

4.875 Notes Issuance and 9 Percent Notes Retirement

In February 2013 we retired our then outstanding 9 percent notes with the proceeds of a new debt issuance. Additional information about those transactions is as follows:

4.875 Notes Issuance

On February 1, 2013, we issued $450.0 million in aggregate principal amount of senior unsecured notes due 2023 which bear interest at a rate of 4.875 percent per annum (the "4.875 Notes"). Interest on the 4.875 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

The 4.875 Notes indenture contains customary covenants, including certain restrictions on the Company and its subsidiaries ability to pay dividends. These covenants are subject to a number of important exceptions and qualifications. In connection with the issuance of the 4.875 Notes, we entered into a registration rights agreement, pursuant to which we and the guarantors agreed to use our commercially reasonable efforts to file an exchange offer registration statement registering exchange notes and to use commercially reasonable efforts to complete the exchange offer within 560 calendar days following the closing of the 4.875 Notes offering.

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

Lease Financing Obligation

As of September 30, 2013 and December 31, 2012, we had a lease financing obligation of $108.3 million and $112.3 million, respectively. The change from the December 31, 2012 balance is due to the change in the Canadian dollar exchange rate for the period ended September 30, 2013. The lease financing obligation is the result of the sale and concurrent leaseback of certain land and buildings in Canada in 2007 for a term of ten years. In connection with this transaction, a collateralized letter of credit was issued in favor of the buyer-lessor resulting in the transaction being recorded as a financing transaction rather than a sale for GAAP purposes. As a result, the land, building and related accounts continue to be recognized in the unaudited condensed consolidated balance sheets. The amount of the collateralized letter of credit was $3.8 million and $5.9 million as of September 30, 2013 and December 31, 2012, respectively. We are not obligated to repay the lease financing obligation amount of $108.3 million. Our obligation is for the future minimum lease payments under the terms of the related lease agreements. The future minimum lease payments under the terms of the related lease agreements as of September 30, 2013 are $1.9 million in 2013, $7.6 million in 2014, $7.8 million in 2015, $7.9 million in 2016 and $2.0 million in 2017, the final year of the lease agreements. The change in the future minimum lease payments from such amounts disclosed as of December 31, 2012 is due to current period payments and the change in the Canadian dollar exchange rate as of September 30, 2013.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. The fair values of our outstanding notes, as shown in the table below, are based on quoted market values. The fair values of our goodwill and other intangible assets evaluated during the three and nine months ended September 30, 2013 for impairment and resulting impairment charges were determined using Level 3 inputs. For further details concerning the fair value of goodwill and other intangible assets, see Note 6 to the unaudited condensed consolidated financial statements.

The FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs to valuation techniques used to measure fair value. These levels, in order of highest to lowest priority are described below:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2 —	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3 —	Prices that are unobservable for the asset or liability and are developed based on the best information available under the circumstances, which might include the Company's own data.

The following is a summary of the carrying amounts and estimated fair values of our long-term debt as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 1
Long-term debt:
4.625 Notes	$688.0	$667.4	$-	$-
4.875 Notes	450.0	431.2	-	-
Term loan (net of $2.6 million debt issuance costs)	195.3	199.3	-	-
9.0 percent Notes	-	-	448.1	501.8

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

Environmental Matters.    It is our policy to accrue expenses for environmental contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Reserves for environmental liabilities do not include any potential offsets related to claims against third parties. As of September 30, 2013 and December 31, 2012 we had reserves for environmental contingencies totaling $56.7 million and $7.2 million, respectively of which $1.3 million and nil, respectively, were classified as current liabilities.

Our reserve at September 30, 2013 included: approximately $23 million for environmental contingencies related to onsite remediation at the Lake Charles, Louisiana facility that we acquired as part of the Merged Business (the "Lake Charles South Facility"); approximately $14 million for environmental contingencies related to remediation activities at our Natrium, West Virginia facility (the "Natrium Facility"); and approximately $12 million for environmental contingencies associated with the Calcasieu River Estuary located near our Lake Charles South facilities. Our reserve at December 31, 2012 included approximately $7.2 million associated with four plant site locations. Management expects cash outlays for environmental remediation to range from $10 million to $20 million per year, through 2015 and $3 million to $5 million per year in 2016 and 2017, due to management's expectation that most of the remediation costs associated with the Calcasieu River Estuary will be incurred during the period of 2013 through 2015.

At our Lake Charles South Facility, we are engaged in ongoing remediation of groundwater and soil in connection with our corrective action permit issued pursuant to the Hazardous and Solid Waste Amendments ("HSWA") of the Resource Conservation and Recovery Act ("RCRA"). These remedial activities consists primarily of the operation of a series of well water treatment systems across the Lake

Charles South Facility. In addition, remediation of possible soil contamination will be conducted in certain areas. These remedial activities are expected to continue for an extended period of time. As of September 30, 2013, we had an accrual of approximately $23 million established in connection with these ongoing remediation activities.

At our Natrium Facility, we have implemented remedial actions to address specific National Pollutant Discharge Elimination System ("NPDES") permit requirements related to hexachlorocyclohexane, which is commonly referred to as BHC. We expect that these remedial actions will be in place for an extended period of time. In addition, as a result of a variance issued by the Ohio River Sanitation Commission, related to mercury concentrations in wastewater discharges, we will be required to conduct sampling in and around the Ohio River adjacent to the Natrium Facility for several years. As of September 30, 2013, we had an accrual of approximately $14 million in the aggregate for these matters.

In Lake Charles, Louisiana we and various governmental agencies including the Louisiana Department of Environmental Quality ("LDEQ") have been evaluating elevated levels of risk in the Calcasieu River Estuary for more than a decade. Principal contaminants of concern, which may require remediation, include various metals, dioxins, furans and polychlorinated biphenyls. The LDEQ has issued a final decision document for the Bayou d'Inde area of the Calcasieu River Estuary, which includes the LDEQ's selection of remedial alternatives. The Cooperative Agreement with the LDEQ and the other parties covering the implementation of the remediation was finalized in October 2013. Remedy implementation is expected to begin in 2014 and continue for a number of years thereafter with a period of monitoring for remedy effectiveness to follow remediation. The estimated costs to the Company associated with the Cooperative Agreement are consistent with the amounts currently reserved for this project. However, multiple future events, such as remedy design and implementation and the final allocation of responsibility among the various parties will be required, and considerable uncertainty exists regarding the timing of future events. As of September 30, 2013, we had an accrual of approximately $12 million in the aggregate for the Calcasieu River Estuary remediation matter.

There are several environmental issues at the Lake Charles, Louisiana facility that we operated prior to the Transactions (the "Lake Charles North Facility"), which we acquired from CONDEA Vista Company ("CONDEA Vista," which is now known as Sasol North America, Inc.) in 1999, and substantial investigation of the groundwater at the site has been conducted. Groundwater contamination was first identified in 1981, and the principal contaminants include ethylene dichloride and vinyl chloride monomer. The site currently contains an extensive network of monitoring wells and recovery wells. While CONDEA Vista has agreed to retain responsibility for substantially all environmental liabilities and remediation activity relating to the vinyl business we acquired from it, including our Lake Charles North Facility, we are responsible for a portion of such expenses, and had a $2.9 million accrual in other non-current liabilities as of September 30, 2013 for certain remediation costs.

Environmental Remediation: Reasonably Possible Matters.    In addition to the amounts currently reserved for environmental remediation, we may be subject to loss contingencies related to environmental matters that at this time are not estimable. Such unreserved losses are reasonably possible but are not currently considered to be probable of occurrence. This reasonably possible unreserved loss relates to environmental matters at several sites. The loss contingencies related to these sites include unresolved issues such as the nature and extent of contamination at these sites and the methods that may have to be employed to remediate them. Initial remedial actions are occurring with respect to these matters at two plant sites: the Lake Charles South Facility and the Natrium Facility. At the Lake Charles South Facility, we have completed a Facility Investigation and Corrective Measure Study ("CMS") under the United States Environmental Protection Agency's ("USEPA") RCRA Corrective Action Program under the oversight of the LDEQ. The LDEQ has accepted the proposed remedial alternatives. We received notice of the LDEQ's issuance of the final Hazardous Waste Post-Closure/HSWA Permit on June 28, 2010. The permit was issued in final form on September 23, 2010. Planning for implementation of these proposed alternatives is in progress.

At the Natrium Facility, investigation has been completed and initial interim remedial measures have been implemented to mitigate soil impacts. There is additional investigation of groundwater contamination ongoing which may indicate the need for further remedial actions to address specific areas of the facility. Installation of a groundwater treatment system has been completed.

As part of the ongoing RCRA Corrective Action investigation for groundwater, the West Virginia Department of Environmental Protection ("WVDEP") and the USEPA Agency Region III requested that PPG perform, and PPG agreed to perform, sampling of sediment pore-water in the Ohio River adjacent to the Natrium Facility to assess the potential for offsite migration of contaminated groundwater. Sampling was performed in August 2012 and the results were submitted to the WVDEP and the USEPA Agency Region III on December 31, 2012. Under the terms of the Separation Agreement, dated July 18, 2012, by and between PPG and Eagle Spinco, Inc., an entity that is now a subsidiary of the Company, PPG retained all liabilities relating to, arising out of or resulting from contamination in the Ohio River which was the subject of or related to, directly or indirectly, sediment sampling conducted or to be conducted by or on behalf of PPG (along with any associated follow-up sampling or testing).

11. EMPLOYEE RETIREMENT PLANS

Defined Benefit Plans

The Company sponsors and/or contributes to postretirement medical and insurance plans ("OPEB") and pension and other benefit plans covering many of our United States employees, in whole or in part, based on meeting certain eligibility criteria. In addition, the Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States, namely in Canada and Taiwan. As part of the Merger, we assumed certain liabilities related to pensions ("Assumed Pension Plans") and other postretirement benefit plans ("Assumed Postretirement Plans"). Refer to Note 2 to the unaudited condensed consolidated financial statements for additional information related to the Merger. We had no other OPEB obligations prior to the Merger.

Pension and OPEB Welfare Plans

Certain employees in the United States who were hired before January 1, 2009 are covered by a defined benefit pension plan. That plan was frozen to future benefit accruals in 2009.

The Assumed Pension Plans provide ongoing benefits to certain employees and are closed to new hires. The Assumed Postretirement Plans are unfunded and provide medical and life insurance benefits for certain employees of the Merged Business and their dependents. In connection with the Merger, we also acquired an Employee Group Waiver Plan ("EGWP") for certain Medicare-eligible retirees of the Merged Business and their dependents. The EGWP includes a fully-insured Medicare Part D prescription drug plan. The Assumed Pension Plans require retiree contributions based on retiree-selected coverage levels for certain retirees and their dependents and provide for sharing of future benefit cost increases between the Company and participants.

Recently approved amendments to the Assumed Pension Plans for United States salaried employees will freeze all future benefit accruals for non-union employees effective January 31, 2014. Also, recently approved modifications to the Assumed Postretirement Plans were made with respect to certain participants, to deliver retiree medical benefits through health reimbursement account contributions.

For the impacted participants, these retiree medical changes will become effective on January 1, 2014 for Medicare eligible retirees and will become effective January 1, 2015 for non-Medicare eligible retirees. In addition, life insurance benefits for our assumed United States non-bargained future retirees will be eliminated effective January 1, 2014. These OPEB benefit changes were approved and communicated to participants in October 2013 and the quantitative financial impact will be reflected beginning in the fourth quarter of 2013. The impact of these amendments to both the Assumed Pension Plans and the Assumed Postretirement Plans will begin to be recognized in the fourth quarter of 2013.

The preliminary estimated fair value of pension investment assets related to the Assumed Pension Plans was $479.2 million as of January 28, 2013. As of the same date, our estimated preliminary projected benefit obligation with respect to these assets was $576.1 million. The unfunded status of pension obligations assumed by us and calculated on a projected benefit obligation basis as of January 28, 2013, was approximately $96.9 million. The aggregate amount of the unfunded Assumed Postretirement Plans as of January 28, 2013, was approximately $182.9 million.

Net periodic benefit cost (income) for the three months ended September 30, 2013 and 2012 includes the following:

	Pensions Three Months Ended September 30,		OPEB Benefits Three Months Ended September 30,
(In millions)	2013	2012	2013
Components of net periodic benefit cost (income):
Interest cost	$7.5	$1.8	$2.0
Service cost	1.7	-	0.6
Expected return on assets	(9.8)	(2.2)	-
Amortization of actuarial loss	0.5	0.4	-

Total net periodic benefit cost (income)	$(0.1)	$-	$2.6

Net periodic benefit cost (income) for the nine months ended September 30, 2013 and 2012 includes the following:

	Pensions Nine Months Ended September 30,		OPEB Benefits Nine Months Ended September 30,
(In millions)	2013	2012	2013
Components of net periodic benefit cost (income):
Interest cost	$20.5	$5.4	$5.3
Service cost	4.5	-	1.7
Expected return on assets	(27.0)	(6.5)	-
Amortization of actuarial loss	1.6	1.3	-

Total net periodic benefit cost (income)	$(0.4)	$0.2	$7.0

Assumptions

The following weighted average assumptions were used to determine the benefit obligation for the defined benefit pension and other postretirement welfare plans. The rate of compensation increase was not applicable in 2012 as all future benefits with respect to compensation increases were frozen for the plans that existed at that time.

	Pensions		OPEB Benefits
	2013	2012	2013
Discount rate	4.09%	5.00%	4.35%
Expected return on assets	6.81%	8.25%	Not Applicable
Rate of compensation increase	3.15%	Not Applicable	3.11%

The weighted-average healthcare cost trend rate (inflation) used for 2013 is 6.64 percent declining to 4.50 percent in the year 2024. In selecting the rates for our current and long-term health care cost assumptions, we take into consideration a number of factors including our actual health care cost increases, the design of our benefit programs, the demographics of our active and retiree populations and external expectations of future medical cost inflation rates.

Contributions

There were no significant contributions to the pension plan trusts during the three and nine months ended September 30, 2013 and 2012. We estimate that we will make payments of approximately $2.1 million and $6.8 million, respectively, for benefit payments related to unfunded pension and OPEB plans for the year ending December 31, 2013.

Defined Contribution Plans

Most pre-Merger employees and employees of the Merged Business are covered by defined contribution plans under which we make contributions to individual employee accounts. Our expense related to our defined contribution plans was approximately $10.8 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively.

12. STOCK-BASED COMPENSATION

On May 17, 2011, our shareholders approved the Axiall Corporation 2011 Equity and Performance Incentive Plan (the "2011 Plan"). In January 2013, our shareholders approved an amendment to the 2011 Plan to increase the number of shares available under the plan by 1.8 million shares. Under the 2011 Plan as it existed at September 30, 2013, we were authorized to grant various stock-based compensation awards for up to 3.6 million shares of our common stock to officers, employees and non-employee directors, among others. We have granted various types of share-based payment awards to participants, including restricted stock unit awards and stock option grants. Our policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units. As of September 30, 2013, there were approximately 2.5 million shares available for future grant to participants under our 2011 Plan. In connection with our adoption and shareholder approval of the 2011 Plan, we agreed to not grant additional stock-based compensation awards under our previously existing equity compensation plans.

Total after-tax share-based compensation cost by type of program was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Restricted stock units expense	$3.7	$1.6	$7.5	$7.6
Stock options expense	0.1	-	0.8	-

Before-tax share-based compensation expense	3.8	1.6	8.3	7.6
Income tax benefit	(1.3)	(0.5)	(2.8)	(2.5)

After-tax share-based compensation expense	$2.5	$1.1	$5.5	$5.1

The amount of share-based compensation cost capitalized in the periods presented was not material during both the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and 2012, we had approximately $22.2 million and $10.4 million, respectively, of total unrecognized compensation costs related to nonvested share-based compensation, which we will record in our condensed consolidated statements of income over a weighted average recognition period of approximately two years. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was approximately $3.0 million and $5.4 million, respectively.

Stock Options.    A summary of stock option activity under all plans as of and for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	125,564		$292.76
Granted	188,330		33.72
Exercised	(3,304)		21.25
Expired	(6,477)		540.98

Outstanding on September 30, 2013	304,113	6.5 years	$130.01	$1.5

Exercisable as of September 30, 2013	115,783	4.1 years	$286.62	$0.7
Vested or expected to vest as of September 30, 2013	297,622	6.5 years	$132.11	$1.5

During the nine months ended September 30, 2013, we granted options to purchase shares primarily to replace unvested awards of former employees of the Merged Business who became Axiall employees, in connection with the Merger (the "Replacement Options"). In 2012, we granted no options to purchase shares. The fair value of stock options when granted has been estimated as of the date of grant using the Black-Scholes option pricing model. With the exception of the Replacement Options, option exercise prices are equal to the closing price of our common stock on the date of grant. The exercise price utilized for the Replacement Options resulted in the Replacement Options having a spread value equal to that of the PPG stock options being replaced, as measured at the closing date of the Merger. Options generally vest over a three year period from the date of grant and expire no more than ten years after the date of grant. The intrinsic value is calculated as the difference between the market value at period end and the exercise price of the shares. There were no significant options exercised during the nine months ended September 30, 2012.

Restricted Stock Units.    A summary of restricted stock unit activity under all plans as of and for the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Remaining Contractual Terms (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2013	716,907		$27.86
Granted	450,169		45.20
Vested and released	(117,120)		25.58
Forfeited	(13,721)		33.67

Outstanding on September 30, 2013	1,036,235	1.3 Years	$35.57	$39.2

Vested or expected to vest as of September 30, 2013	1,028,043	1.3 Years	$35.52	$38.9

Our restricted stock units granted during the nine months ended September 30, 2013, include grants to replace unvested awards of former employees of the Merged Business who became Axiall employees, in connection with the Merger and grants in May 2013 to certain of our officers, employees and directors. The restricted stock units normally vest over a one- or three-year period. The weighted average grant date fair value per share of restricted stock units is based on the stock price as of the date of grant or, in the case of certain performance restricted stock units ("PRSUs"), the fair value was estimated using a Monte Carlo simulation model. The total intrinsic value of restricted stock units that vested during the nine months ended September 30, 2013 and 2012 was $5.6 million and $15.3 million, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature, unrealized gains and losses on derivative financial instruments designated as cash flow hedges and adjustments to pension liabilities. Amounts recorded in accumulated other comprehensive income (loss), net of tax, as of September 30, 2013 and December 31, 2012, and changes within the period are as follows:

(In millions)	Accrued Pension Benefit Liabilities	Foreign Currency Items	Derivative Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(48.6)	$26.7	$-	$(21.9)

Other comprehensive income (loss) before reclassifications	2.1	(10.7)	(0.7)	(9.3)
Less: amounts reclassified from accumulated other comprehensive income (loss)	1.0	-	-	1.0

Net current period other comprehensive income (loss)	1.1	(10.7)	(0.7)	(10.3)

Balance at September 30, 2013	$(47.5)	$16.0	$(0.7)	$(32.2)

Other comprehensive income (loss) is derived from adjustments to reflect the unrealized gain (loss) on derivatives, changes in pension liabilities adjustment and changes in foreign currency translation adjustments. The components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012	Affected Line Items on the Condensed Consolidated Statements of Income
Change in foreign currency translation adjustment:
Currency translation adjustments	$10.2	$14.6	$(16.4)	$12.8
Tax expense (benefit)	3.2	6.9	(5.7)	6.1	Provision for income taxes

Change in foreign currency translation adjustment, net of tax	$7.0	$7.7	$(10.7)	$6.7

Unrealized gain (loss) on derivatives:
Commodity hedge contracts	$-	$-	$-	$0.7	Cost of sales
Interest rate swaps	(0.3)	-	(1.1)	-	Cost of sales

Pre-tax amount	(0.3)	-	(1.1)	0.7
Tax expense (benefit)	(0.4)	-	(0.4)	0.3	Provision for income taxes

Change in unrealized gain (loss) on derivatives, net of tax	$0.1	$-	$(0.7)	$0.4

Change in pension liability adjustment:
Adjustments to pension liabilities	$0.5	$0.4	$1.6	$1.3	Cost of sales/selling, general and administrative expenses
Tax expense	0.2	0.1	0.5	0.4	Provision for income taxes

Pension liability adjustment, net of tax	$0.3	$0.3	$1.1	$0.9

Other comprehensive income (loss), before income taxes	$10.4	$15.0	$(15.9)	$14.8
Total tax expense (benefit) for the period	3.0	7.0	(5.6)	6.8	Provision for income taxes

Other comprehensive income (loss), net of tax	$7.4	$8.0	$(10.3)	$8.0

14. INCOME TAXES

Our effective income tax rates for the three and nine month periods ended September 30, 2013 were provisions of 32.2 percent and 31.8 percent, respectively, compared to provisions of 33.4 percent and 30.2 percent, respectively, for the three and nine month periods ended September 30, 2012. The effective income tax rates were determined using the estimated annual effective tax rate for each period, after considering discrete items for each respective period. The effective income tax rates for the three and nine month periods ended September 30, 2013 were lower than the United States statutory federal income tax rate primarily due to various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions ($2.8 million and $3.7 million for the three and nine months ended September 30, 2013, respectively). The effective income tax rates for the three and nine month periods ended September 30, 2012 were lower than the United States statutory federal income tax rate primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities, certain Merger-related costs and the favorable impact of changes in uncertain tax positions ($0.8 million and $5.2 million for the three and nine months ended September 30, 2012, respectively).

15. INVESTMENTS

We own a 50 percent interest in several manufacturing joint ventures in both our building products and chlorovinyls segments. In addition, and in connection with the Merger, we acquired a 50 percent ownership interest in RS Cogen, LLC ("RS Cogen"), which produces electricity and steam that are primarily sold to Axiall and its joint venture partner under take-or-pay contracts with terms that extend to 2022. The joint venture was formed with a wholly-owned subsidiary of Entergy Corporation ("Entergy") in 2000 for the construction and operation of a 425 megawatt combined cycle, natural gas-fired cogeneration facility in Lake Charles, Louisiana, the majority of which was financed by loans having terms that extend to 2022 from a syndicate of banks.

Axiall's future commitment to purchase electricity and steam from the joint venture approximates $23.0 million per year subject to contractually defined inflation adjustments for the next 10 years. Purchases from the closing date of the Merger through September 30, 2013 approximated $16.6 million.

RS Cogen is a variable interest entity under United States accounting guidance. The daily operations of the cogeneration facility are the activities of RS Cogen that most significantly impact its economic performance. These activities are directed by a management team with oversight by a management committee that has equal representation from Axiall and Entergy. By the terms of the joint venture agreement, all decisions of the management committee require approval by a majority of its members. Accordingly, the power to direct the activities of RS Cogen is equally shared between RS Cogen's two owners and, thus, Axiall does not consider itself to be the joint venture's primary beneficiary. Accordingly, Axiall accounts for its investment in RS Cogen under the equity method of accounting. We have recorded our investment in RS Cogen in other assets in the accompanying unaudited condensed consolidated balance sheets and the earnings in cost of goods sold in the unaudited condensed consolidated statements of income.

The following table summarizes our maximum exposure to loss associated with RS Cogen.

(In millions)
Investment in and advances to RS Cogen	$20.9
Take-or-pay obligation under power tolling arrangement through 2022	215.3

Maximum exposure to loss as of September 30, 2013	$236.2

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

The two-class method also requires the denominator to include the weighted average number of shares of restricted stock unit participating securities when calculating basic earnings per share. Basic and diluted earnings per share for the three and nine months ended September 30, 2013, include the weighted average share impact of the 35.2 million shares issued in connection with the Merger from January 28, 2013, the date of issuance. For both the three and nine months ended September 30, 2013 there were 0.1 million weighted average restricted stock unit participating securities that were included in the denominator and for the three and nine months ended September 30, 2012 there were 0.2 million and 0.4 million weighted average restricted stock unit participating securities. Diluted earnings per share also include the additional share equivalents from the assumed conversion of stock based awards including options and certain restricted stock units. Conversion of stock options and certain restricted stock units are calculated using the treasury stock method, subject to anti-dilution provisions.

In computing diluted earnings per share for the three and nine months ended September 30, 2013, common stock equivalents of 0.5 million shares and 0.3 million shares, respectively, were not included due to their anti-dilutive effect. For both the three and nine months ended September 30, 2012, common stock equivalents of 0.2 million shares were not included due to their anti-dilutive effect. Computations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Numerator
Net income attributable to Axiall	$39.0	$39.3	$108.3	$88.2
Less: Net income attributable to participating securities	-	0.2	0.1	0.8

Net income attributable to common stockholders	$39.0	$39.1	$108.2	$87.4

Denominator
Weighted average common shares outstanding—Basic	69.9	34.5	66.4	34.4
Plus: Dilutive effect of stock options and awards	0.5	0.4	0.4	0.2

Weighted average common shares outstanding—Diluted	70.4	34.9	66.8	34.6

Earnings per common share from net income attributable to Axiall's common stockholders:
Basic	$0.56	$1.13	$1.63	$2.54
Diluted	$0.55	$1.12	$1.62	$2.53

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

Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services and provision for income taxes. Transactions between operating segments are valued at market based prices. The revenues generated by these transfers for the three and nine month periods ended September 30, 2013 and 2012 are provided in the tables below.

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Three Months Ended September 30, 2013
Net sales	$750.0	$253.4	$194.1	$-	$1,197.5
Intersegment revenues	$61.8	-	-	(61.8)	$-

Total net sales	$811.8	253.4	194.1	(61.8)	$1,197.5
Long-lived asset impairment charges, net	$-	25.8	-	-	$25.8
Transaction related costs and other, net	$1.5	2.9	-	10.4	$14.8
Operating income (loss)	$101.6	(6.7)	5.2	(22.0)	$78.1
Depreciation and amortization	$45.7	9.1	0.3	1.7	$56.8
Capital expenditures	$36.0	11.0	2.0	3.9	$52.9

Three Months Ended September 30, 2012
Net sales	$329.1	$246.2	$238.2	$-	$813.5
Intersegment revenues	$55.7	0.1	-	(55.8)	$-

Total net sales	$384.8	246.3	238.2	(55.8)	$813.5
Transaction related costs and other, net	$1.3	$0.4	-	13.1	$14.8
Gain on sale of assets	$(1.9)	-	-	-	$(1.9)
Operating income	$73.8	14.7	11.1	(25.7)	$73.9
Depreciation and amortization	$11.5	9.9	0.3	1.3	$23.0
Capital expenditures	$7.9	4.7	0.8	1.7	$15.1

(In millions)	Chlorovinyls	Building Products	Aromatics	Eliminations, Unallocated and Other	Total
Nine Months Ended September 30, 2013
Net sales	$2,166.3	$660.0	$705.2	$-	$3,531.5
Intersegment revenues	$184.8	-	-	(184.8)	$-

Total net sales	$2,351.1	660.0	705.2	(184.8)	$3,531.5
Long-lived asset impairment charges, net	$-	28.4	-	-	$28.4
Transaction related costs and other, net	$4.7	2.7	-	26.3	$33.7
Operating income (loss)	$311.0	(0.9)	22.5	(58.7)	$273.9
Depreciation and amortization	$124.7	26.5	0.9	5.0	$157.1
Capital expenditures	$74.9	24.1	3.0	6.5	$108.5

Nine Months Ended September 30, 2012
Net sales	$998.5	$685.8	$856.8	$-	$2,541.1
Intersegment revenues	$194.7	0.4	-	(195.1)	$-

Total net sales	$1,193.2	686.2	856.8	(195.1)	$2,541.1
Long-lived asset impairment charges (recoveries), net	$-	(0.8)	-	-	$(0.8)
Transaction related costs and other, net	$1.3	0.6	-	25.3	$27.2
Gain on sale of assets	$(19.3)	-	-	-	$(19.3)
Operating income	$160.2	23.7	46.2	(59.6)	$170.5
Depreciation and amortization	$34.0	29.4	1.1	3.5	$68.0
Capital expenditures	$32.1	15.1	1.8	6.8	$55.8

Sales by Product Line

The table below summarizes sales by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Chlorovinyls
Chlor-alkali and derivative products	$634.3	$218.2	$1,806.0	$643.1
Compound products	115.7	110.9	360.3	355.4

Total	750.0	329.1	2,166.3	998.5

Building Products
Window and door profiles and moulding products	88.2	85.9	237.4	243.7
Outdoor building products	165.2	160.3	422.6	442.1

Total	253.4	246.2	660.0	685.8

Aromatics
Cumene products	118.8	171.7	451.1	605.1
Phenol and acetone products	75.3	66.5	254.1	251.7

Total	194.1	238.2	705.2	856.8

Net Sales	$1,197.5	$813.5	$3,531.5	$2,541.1

18. SUPPLEMENTAL GUARANTOR INFORMATION

Axiall Corporation is effectively a holding company for all of its wholly-and majority-owned subsidiaries. Our payment obligations under the indentures for the 4.625 Notes and the 4.875 Notes and the Term Loan Credit Agreement, as described in Note 8 to the unaudited condensed consolidated financial statements, are guaranteed by Axiall, LLC, Georgia Gulf Lake Charles, LLC, Royal Mouldings Limited, Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc., Exterior Portfolio, LLC, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Rome Delaware Corporation, Royal Plastics Group (U.S.A.) Limited, PHH Monomers, L.L.C., Eagle Holdco 3 LLC, Eagle US 2 LLC, Axiall Ohio, Inc. (formerly known as Eagle Controlled 2 Ohio Spinco, Inc.), Eagle Natrium LLC, and Eagle Pipeline, Inc., all of which are direct and indirect wholly-owned subsidiaries (together with Splitco the "Guarantor Subsidiaries") of Axiall Corporation effective January 28, 2013. Our wholly owned subsidiary Splitco is the issuer of the 4.625 Notes and the borrower under the Term Loan (as to each of which obligations Axiall is also a guarantor) and a subsidiary guarantor of the 4.875 Notes. Splitco is included in the Guarantor columns of the supplemental condensed consolidating balance sheet, and supplemental statement of operations and comprehensive income as of, and for the three and nine months ended September 30, 2013. Splitco is included in the Guarantor column of supplemental condensed consolidating statement of cash flows for the nine months ended September 30, 2013.

Our payment obligations under the indenture for the prior 9 percent notes were guaranteed by Georgia Gulf Lake Charles, LLC, Axiall, LLC, Royal Mouldings Limited, Royal Plastics Group (USA) Limited, Rome Delaware Corporation, Plastic Trends, Inc., Royal Group Sales (USA) Limited, Royal Outdoor Products, Inc., Royal Window and Door Profiles Plant 13 Inc., Royal Window and Door Profiles Plant 14 Inc. and Exterior Portfolio LLC, all of which are wholly-owned subsidiaries (the "Prior Guarantor Subsidiaries") of Axiall Corporation. Many of the covenants under this indenture were terminated in connection with the redemption of the 9 percent notes in February 2013. Information regarding the Prior Guarantor Subsidiaries of the 9 percent notes is included in the supplemental condensed consolidating balance sheet as of December 31, 2012, and supplemental statement of operations and comprehensive income as of and for the three and nine months ended September 30, 2012. Information regarding the Prior Guarantor Subsidiaries of the 9 percent notes is included in the Guarantor column of supplemental condensed consolidating statement of cash flows for the nine months ended September 30, 2012.

The guarantees are full, unconditional and joint and several. Investments in subsidiaries in the supplemental guarantor financial statements reflect investments in wholly-owned entities within Axiall. The Guarantor Subsidiaries and our remaining subsidiaries (the "Non-Guarantor Subsidiaries") are not consistent with the Company's business groups or geographic operations; accordingly this basis of presentation is not included to present the Company's financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

The following supplemental condensed consolidating balance sheets, statements of operations and comprehensive income and statements of cash flows present the combined financial statements of the parent company and the combined financial statements of our Guarantor Subsidiaries (or Prior Guarantor Subsidiaries, as appropriate) and Non-Guarantor Subsidiaries. Separate financial statements of the Guarantor Subsidiaries and Prior Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors.

Axiall Corporation
Supplemental Condensed Consolidating Balance Sheet
September 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$-	$15.7	$64.2	$-	$79.9
Receivables, net of allowance for doubtful accounts	0.9	1,372.9	114.7	(851.4)	637.1
Inventories	-	309.9	104.9	-	414.8
Prepaid expenses and other	21.8	40.3	3.5	-	65.6
Deferred income taxes	7.9	2.3	0.2	-	10.4

Total current assets	30.6	1,741.1	287.5	(851.4)	1,207.8
Property, plant and equipment, net	4.2	1,320.4	324.7	-	1,649.3
Long-term receivables—affiliates	442.7	-	-	(442.7)	-
Goodwill	-	1,444.5	275.5	-	1,720.0
Intangibles, net	-	970.7	168.9	-	1,139.6
Other assets, net	12.7	47.9	15.8	-	76.4
Investment in subsidiaries	3,436.9	311.5	-	(3,748.4)	-

Total assets	$3,927.1	$5,836.1	$1,072.4	$(5,042.5)	$5,793.1

Liabilities and Equity
Current portion of long-term debt	$-	$2.8	$-	$-	$2.8
Accounts payable	856.6	277.8	49.0	(851.4)	332.0
Interest payable	8.5	4.3	-	-	12.8
Income taxes payable	-	-	3.8	-	3.8
Accrued compensation	-	34.0	13.5	-	47.5
Other accrued current liabilities	10.7	80.2	37.8	-	128.7

Total current liabilities	875.8	399.1	104.1	(851.4)	527.6
Long-term debt excluding current portion of long-term debt	450.0	880.5	-	-	1,330.5
Long-term payables—affiliates	-	-	442.7	(442.7)	-
Lease financing obligation	-	-	108.3	-	108.3
Deferred income taxes	11.4	686.4	46.1	-	743.9
Pension and other post retirement benefits	-	319.6	11.9	-	331.5
Other non-current liabilities	128.3	114.1	17.3	(88.6)	171.1

Total liabilities	1,465.5	2,399.7	730.4	(1,382.7)	3,212.9
Equity
Total Axiall stockholders' equity	2,461.6	3,436.4	223.4	(3,659.8)	2,461.6
Noncontrolling interest	-	-	118.6	-	118.6

Total equity	2,461.6	3,436.4	342.0	(3,659.8)	2,580.2

Total liabilities and equity	$3,927.1	$5,836.1	$1,072.4	$(5,042.5)	$5,793.1

 Axiall Corporation
Supplemental Condensed Consolidating Balance Sheet
December 31, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$-	$131.0	$69.3	$-	$200.3
Receivables, net of allowance	2.2	989.1	55.3	(731.7)	314.9
Inventories	-	201.6	86.8	-	288.4
Prepaid expenses and other	-	11.9	2.8	-	14.7
Deferred income taxes	7.9	13.0	0.2	-	21.1

Total current assets	10.1	1,346.6	214.4	(731.7)	839.4
Property, plant and equipment, net	1.5	422.0	214.2	-	637.7
Long-term receivables-affiliates	458.0	9.4	-	(467.4)	-
Goodwill	-	105.0	112.2	-	217.2
Intangible assets, net	-	40.9	2.5	-	43.4
Other assets, net	14.0	38.8	10.8	-	63.6
Investment in subsidiaries	1,446.5	-	-	(1,446.5)	-

Total assets	$1,930.1	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Liabilities and Equity
Accounts payable	$745.1	$176.3	$21.5	$(731.7)	$211.2
Interest payable	18.9	-	-	-	18.9
Income taxes payable	-	13.9	1.2	-	15.1
Accrued compensation	-	29.4	15.3	-	44.7
Other accrued liabilities	1.0	38.5	21.7	-	61.2

Total current liabilities	765.0	258.1	59.7	(731.7)	351.1
Long-term debt excluding current portion of long-term debt	448.1	-	-	-	448.1
Lease financing obligation	-	-	112.3	-	112.3
Long-term payables—affiliates	-	-	467.4	(467.4)	-
Deferred income taxes	16.9	161.0	-	-	177.9
Pension and other post retirement benefits	-	48.3	-	-	48.3
Other non-current liabilities	96.6	48.7	19.6	(104.8)	60.1

Total liabilities	1,326.6	516.1	659.0	(1,303.9)	1,197.8
Equity
Total Axiall stockholders' equity	603.5	1,446.6	(104.9)	(1,341.7)	603.5

Total equity	603.5	1,446.6	(104.9)	(1,341.7)	603.5

Total liabilities and equity	$1,930.1	$1,962.7	$554.1	$(2,645.6)	$1,801.3

Axiall Corporation
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$1,033.4	$215.9	$(51.8)	$1,197.5
Operating costs and expenses:
Cost of sales	-	867.5	169.2	(51.8)	984.9
Selling, general and administrative expenses	10.0	62.8	21.1	-	93.9
Long-lived asset impairment charges, net	-	22.9	2.9	-	25.8
Transaction related costs and other, net	10.4	1.4	3.0	-	14.8

Total operating costs and expenses	20.4	954.6	196.2	(51.8)	1,119.4

Operating income (loss)	(20.4)	78.8	19.7	-	78.1
Other income (expense):
Interest income (expense), net	(14.1)	0.2	(5.8)	-	(19.7)
Foreign exchange loss	-	-	(0.4)	-	(0.4)
Equity in income of subsidiaries	56.0	4.9	-	(60.9)	-

Income before income taxes	21.5	83.9	13.5	(60.9)	58.0
Provision for (benefit from) income taxes	(17.5)	33.8	2.4	-	18.7

Consolidated net income	39.0	50.1	11.1	(60.9)	39.3
Less net income attributable to noncontrolling interest	-	-	0.3	-	0.3

Net income attributable to Axiall	$39.0	$50.1	$10.8	$(60.9)	$39.0

Comprehensive income (loss) attributable to Axiall	$46.4	$53.8	$12.6	$(66.4)	$46.4

Axiall Corporation
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$677.3	$176.3	$(40.1)	$813.5
Operating costs and expenses:
Cost of sales	-	571.6	141.7	(40.1)	673.2
Selling, general and administrative expenses	10.2	24.6	18.7	-	53.5
Transaction related costs and other, net	13.1	1.3	0.4	-	14.8
Gain on sale of assets, net	-	(1.9)	-	-	(1.9)

Total operating costs and expenses	23.3	595.6	160.8	(40.1)	739.6

Operating income (loss)	(23.3)	81.7	15.5	-	73.9
Other income (expense):
Interest income (expense), net	(23.2)	14.4	(5.9)	-	(14.7)
Foreign exchange loss	-	-	(0.2)	-	(0.2)
Equity in income of subsidiaries	69.7	0.9	-	(70.6)	-

Income before income taxes	23.2	97.0	9.4	(70.6)	59.0
Provision for (benefit from) income taxes	(16.1)	34.0	1.8	-	19.7

Consolidated net income	39.3	63.0	7.6	(70.6)	39.3

Net income attributable to Axiall	$39.3	$63.0	$7.6	$(70.6)	$39.3

Comprehensive income attributable to Axiall	$47.3	$63.0	$3.6	$(66.6)	$47.3

 Axiall Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$3,119.9	$564.9	$(153.3)	$3,531.5
Operating costs and expenses:
Cost of sales	-	2,623.2	455.7	(153.3)	2,925.6
Selling, general and administrative expenses	27.8	180.4	61.7	-	269.9
Long-lived asset impairment charges, net	-	25.5	2.9	-	28.4
Transaction related costs and other, net	26.0	4.3	3.4	-	33.7

Total operating costs and expenses	53.8	2,833.4	523.7	(153.3)	3,257.6

Operating income (loss)	(53.8)	286.5	41.2	-	273.9
Other income (expense):
Interest income (expense), net	(42.8)	2.5	(17.1)	-	(57.4)
Loss on redemption and other debt costs	(66.1)	(12.4)	-	-	(78.5)
Gain on acquisition of controlling interest	-	23.5	-	-	23.5
Equity in income of subsidiaries	213.5	13.8	-	(227.3)	-

Income before income taxes	50.8	313.9	24.1	(227.3)	161.5
Provision for (benefit from) income taxes	(57.5)	103.9	4.9	-	51.3

Consolidated net income	108.3	210.0	19.2	(227.3)	110.2
Less net income attributable to noncontrolling interest	-	-	1.9	-	1.9

Net income attributable to Axiall	$108.3	$210.0	$17.3	$(227.3)	$108.3

Comprehensive income (loss) attributable to Axiall	$98.0	$205.9	$16.3	$(222.2)	$98.0

Axiall Corporation and Subsidiaries
Supplemental Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$2,198.6	$479.6	$(137.1)	$2,541.1
Operating costs and expenses:
Cost of sales	-	1,949.1	398.5	(137.1)	2,210.5
Selling, general and administrative expenses	28.2	71.2	53.6	-	153.0
Long-lived asset impairment recoveries, net	-	(0.8)	-	-	(0.8)
Transaction related costs and other, net	25.1	1.6	0.5	-	27.2
Gain on sale of assets	-	(19.3)	-	-	(19.3)

Total operating costs and expenses	53.3	2,001.8	452.6	(137.1)	2,370.6

Operating income (loss)	(53.3)	196.8	27.0	-	170.5
Other income (expense):
Interest income (expense), net	(66.5)	40.5	(17.6)	-	(43.6)
Foreign exchange gain (loss)	0.2	-	(0.8)	-	(0.6)
Equity in income of subsidiaries	171.7	1.2	-	(172.9)	-

Income before income taxes	52.1	238.5	8.6	(172.9)	126.3
Provision for (benefit from) income taxes	(36.1)	75.7	(1.5)	-	38.1

Consolidated net income	88.2	162.8	10.1	(172.9)	88.2

Net income attributable to Axiall	$88.2	$162.8	$10.1	$(172.9)	$88.2

Comprehensive income attributable to Axiall	$96.2	$163.7	$6.7	$(170.4)	$96.2

 Axiall Corporation
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$60.7	$76.4	$18.9	$-	$156.0

Cash flows from investing activities:
Capital expenditures	(2.9)	(91.9)	(13.7)	-	(108.5)
Proceeds from sale of assets	-	11.1	-	-	11.1
Distribution from affiliate	19.9	19.9	-	(39.8)	-
Cash acquired in acquisition	-	-	26.7	-	26.7

Net cash provided by (used in) investing activities	17.0	(60.9)	13.0	(39.8)	(70.7)
Cash flows from financing activities:
Borrowings on ABL revolver	396.6	-	5.9	-	402.5
Repayments on ABL revolver	(396.6)	-	(5.9)	-	(402.5)
Issuance of long-term debt	450.0	-	-	-	450.0
Long-term debt payments	(450.0)	(81.1)	-	-	(531.1)
Make-whole and other fees paid related to financing activities	(65.8)	(30.2)	(2.0)	-	(98.0)
Dividends paid	(11.2)	-	-	-	(11.2)
Distribution to affiliate	-	(19.9)	(19.9)	39.8	-
Distribution to noncontrolling interest	-	-	(13.3)	-	(13.3)
Excess tax benefits from share-based payment arrangements	0.8	-	-	-	0.8
Stock compensation plan activity	(1.5)	-	-	-	(1.5)

Net cash used in financing activities	(77.7)	(131.2)	(35.2)	39.8	(204.3)

Effect of exchange rate changes on cash and cash equivalents	-	-	(1.4)	-	(1.4)

Net change in cash and cash equivalents	-	(115.7)	(4.7)	-	(120.4)
Cash and cash equivalents at beginning of period	-	131.4	68.9	-	200.3

Cash and cash equivalents at end of period	$-	$15.7	$64.2	$-	$79.9

 Axiall Corporation
Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(Unaudited)

(In millions)	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3.7	$57.9	$4.1	$-	$65.7

Cash flows from investing activities:
Capital expenditures	(0.3)	(45.6)	(9.9)	-	(55.8)
Proceeds from sale of assets	-	23.5	0.1	-	23.6
Distributions from affiliate	1.8	0.3	-	(2.1)	-

Net cash provided by (used in) investing activities	1.5	(21.8)	(9.8)	(2.1)	(32.2)
Cash flows from financing activities:
Borrowings on ABL revolver	183.4	-	-	-	183.4
Repayments on ABL revolver	(183.4)	-	-	-	(183.4)
Stock compensation plan activity	(5.1)	-	-	-	(5.1)
Return on capital	-	-	(2.1)	2.1	-
Make-whole and other fees paid related to financing activities	(0.6)	-	-	-	(0.6)
Dividends paid	(2.8)	-	-	-	(2.8)
Excess tax benefits from share-based payment arrangements	3.3	-	-	-	3.3

Net cash used in financing activities	(5.2)	-	(2.1)	2.1	(5.2)

Effect of exchange rate changes on cash and cash equivalents	-	-	1.6	-	1.6

Net change in cash and cash equivalents	-	36.1	(6.2)	-	29.9
Cash and cash equivalents at beginning of period	-	43.4	45.2	-	88.6

Cash and cash equivalents at end of period	$-	$79.5	$39.0	$-	$118.5

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

The purchase price of the Merged Business of approximately $2.8 billion consists of: (i) shares of our common stock received by PPG shareholders valued at approximately $1.8 billion, based on the closing stock sale price of $50.24 on the last trade date prior to the closing date of the Merger; (ii) debt assumed of approximately $967.0 million; and (iii) the assumption of other liabilities, including pension liabilities and other post-retirement obligations. The final purchase price is subject to a settlement with PPG related to the final working capital and funding status of certain pension benefit plans of the Merged Business as of the date of acquisition.

In connection with the Transactions, through September 30, 2013, we have paid approximately $56.0 million in fees and expenses, including: (i) approximately $30.3 million of debt issuance costs, of which approximately $19.3 million was deferred; and (ii) approximately $25.7 million of related professional and legal fees.

We expect to continue to incur significant costs in connection with the Transactions, including approximately $55.0 million in costs to attain Merger-related synergies. These costs are expected to include plant reliability improvement initiatives, transition and integration expenses, such as consulting professionals' fees, information technology implementation costs, relocation costs and severance costs. A portion of these costs may be capitalized. During the three month period ended September 30, 2013, we incurred $6.4 million of the estimated $55.0 million in costs to attain Merger-related synergies of which $3.4 million and $3.0 million are included in transaction related costs and other, net and cost of sales, respectively in our unaudited condensed consolidated statements of income. During the nine month period ended September 30, 2013, we incurred $18.4 million of the estimated $55.0 million in costs to attain Merger-related synergies of which $9.4 million and $9.0 million are included in transaction related costs and other, net and cost of sales, respectively in our unaudited condensed consolidated statements of income.

Consolidated Overview

For the three months ended September 30, 2013, net sales totaled $1,197.5 million, an increase of 47 percent compared to $813.5 million for the three months ended September 30, 2012. Operating income was $78.1 million for the three months ended September 30, 2013, an increase of $4.2 million from the $73.9 million of operating income for the three months ended September 30, 2012. Adjusted EBITDA was $175.0 million for the three months ended September 30, 2013 compared to

$106.7 million for the three months ended September 30, 2012. In addition, the company reported net income attributable to Axiall of $39.0 million, or $0.55 per diluted share for the third quarter of 2013, compared to net income attributable to Axiall of $39.3 million, or $1.12 per diluted share for the third quarter of 2012. Excluding the items described in the Reconciliation of Non-GAAP Financial Measures on page 55 from the calculation of Net income attributable to Axiall, the company reported Adjusted Net Income of $68.3 million, and Adjusted Earnings Per Share of $0.97 for the third quarter of 2013, compared to Adjusted Net Income of $47.5 million, and Adjusted Earnings Per Share of $1.37 for the third quarter of 2012. See Reconciliation of Non-GAAP Financial Measures on page    . These changes are primarily attributable to the inclusion of results of operations from the Merged Business since January 28, 2013, the closing date of the Merger.

For the nine months ended September 30, 2013, net sales totaled $3,531.5 million, an increase of 39 percent compared to $2,541.1 million for the nine months ended September 30, 2012. Operating income was $273.9 million for the nine months ended September 30, 2013, an increase of $103.4 million from the $170.5 million of operating income for the nine months ended September 30, 2012. Adjusted EBITDA was $506.5 million for the nine months ended September 30, 2013 compared to $236.5 million for the nine months ended September 30, 2012. In addition, the Company reported net income attributable to Axiall of $108.3 million, and Earnings Per Share of $1.62 for the first nine months of 2013, compared to net income attributable to Axiall of $88.2 million, and Earnings Per Share of $2.53 for the first nine months of 2012. The Company reported Adjusted Net Income of $197.5 million, and Adjusted Earnings Per Share of $2.95 for the first nine months of 2013, compared to Adjusted Net Income of $92.8 million, and Adjusted Earnings Per Share of $2.65 for the first nine months of 2012. See Reconciliation of Non-GAAP Financial Measures on page    . These changes are primarily attributable to the inclusion of results of operations from the Merged Business since January 28, 2013, the closing date of the Merger.

Chlorovinyls Business Overview

Our chlorovinyls segment produces a highly integrated chain of chlor-alkali and derivative products (chlorine, caustic soda, VCM, vinyl resins, ethylene dichloride, chlorinated solvents, calcium hypochlorite, muriatic acid and phosgene derivatives) and compound products (vinyl compounds and compound additives and plasticizers). As discussed further below, certain highlights from our chlorovinyls segment results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 were as follows:

•      Net sales totaled $750.0 million and $329.1 million for the three months ended September 30, 2013 and 2012, respectively, increasing approximately 128 percent, principally due to the inclusion of sales results from the Merged Business.

•      Net sales totaled $2,166.3 and $998.5 million for the nine months ended September 30, 2013 and 2012, respectively, increasing approximately 117 percent, also principally due to the inclusion of sales results from the Merged Business.

•      Operating income and Adjusted EBITDA increased to $101.6 million and $151.5 million, respectively, during the three months ended September 30, 2013 versus operating income and Adjusted EBITDA of $73.8 million and $84.7 million, respectively, for the comparable period in the prior year. The increase was principally due to the inclusion of operating results from the Merged Business.

•      Operating income and Adjusted EBITDA increased to $311.0 million and $463.3 million, respectively, during the nine months ended September 30, 2013 versus operating income and Adjusted EBITDA of $160.2 million and $176.1 million, respectively, for the comparable period in the prior year. The increase was principally due to the inclusion of operating results from the Merged Business.

Our chlorovinyls segment is cyclical in nature and is affected by domestic and worldwide economic conditions. Cyclical price swings, driven by changes in supply and demand, can lead to significant changes in the overall profitability of our chlorovinyls segment. The demand for our chlorovinyls products tends to reflect fluctuations in downstream markets that are affected by consumer spending for durable and non-durable goods as well as construction. Global capacity also materially affects the prices of chlorovinyls products. Historically, in periods of high operating rates, prices rise and margins increase and, as a result, new capacity is announced. Since world scale size plants are generally the most cost-competitive, new increases in capacity tend to be on a large scale and are often undertaken by existing industry participants. Usually, as new capacity is added, prices decline until increases in demand improve operating rates and the new capacity is absorbed or, in some instances, until less efficient producers withdraw capacity from the market. As the additional supply is absorbed, operating rates rise, prices increase and the cycle repeats.

In addition, purchased raw materials and natural gas costs account for the majority of our cost of sales and can also have a material effect on our profitability and margins. Some of the primary raw materials used in our chlorovinyls products, including ethylene, are crude oil and natural gas derivatives and therefore follow the oil and gas industry price trends.

Building Products Business Overview

Our building products segment consists of two primary product groups: (i) window and door profiles and mouldings products, which include extruded vinyl window and door profiles and interior and exterior mouldings products; and (ii) outdoor building products, which includes siding, pipe and pipe fittings and deck products. Our vinyl-based building products are marketed under the Royal Building Products, Celect, Zuri, Korflo, Overture, S4S and Exterior Portfolio brand names. As discussed further below, certain highlights from our building products segment results of operations for the three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012 were as follows:

•      Net sales totaled $253.4 million and $246.2 million for the three months ended September 30, 2013 and 2012, respectively, increasing approximately 3 percent driven by a 10 percent increase in sales volume on the strength of a 26 percent increase in United States sales volume, partially offset by a 3 percent lower sales volume in Canada.

•      Net sales totaled $660.0 million and $685.8 million for the nine months ended September 30, 2013 and 2012, respectively, decreasing approximately 4 percent primarily due to lower sales volumes in the nine months ended September 30, 2013. The closure of the fence product line in March 2012 also contributed to lower sales in the nine months ended September 30, 2013 versus the comparable period in the prior year.

•      Operating loss was $6.7 million and Adjusted EBITDA was $31.1 million for the three months ended September 30, 2013 compared to operating income and Adjusted EBITDA of $14.7 million and $24.9 million, respectively, for the three months ended September 30, 2012. The operating loss in the third quarter of 2013 is primarily attributable to a $24.9 million non-cash impairment charge to write-down goodwill and other intangible assets in our window and door profiles reporting unit.

•      Operating loss was $0.9 million and Adjusted EBITDA was $56.8 million, for the nine months ended September 30, 2013 compared to an operating income and Adjusted EBITDA of $23.7 million and $52.7 million, respectively, for the nine months ended September 30, 2012. The operating loss in the nine months ended September 30, 2013 is primarily attributable to an estimated $24.9 million non-cash impairment charge to write-down goodwill and other intangible assets in our window and door profiles reporting unit.

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

Aromatics Business Overview

Our aromatics segment is highly integrated and manufactures cumene products and phenol and acetone products (co-products made from cumene). As discussed further below, certain highlights of our aromatics segment results of operations for the three and nine months ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012 were as follows:

•      Net sales were $194.1 million and $238.2 million for the three months ended September 30, 2013 and 2012, respectively, decreasing 19 percent in the aggregate and reflecting a 38 percent decrease in the sales volume of cumene, (which reduced net sales by approximately $65.9 million), partially offset by an overall 12 percent increase in the average sales price for cumene, phenol and acetone. The decrease in the sales volume of cumene was primarily attributable to lower domestic contract sales volume for cumene and lower export demand for phenol and phenol derivatives, products for which cumene is a raw material. The higher sales prices were driven primarily by higher costs for propylene.

•      Net sales were $705.2 million and $856.8 million for the nine months ended September 30, 2013 and 2012, respectively, decreasing 18 percent in the aggregate reflecting a 33 percent decrease in the sales volume of cumene and a 7 percent decrease in the sales volume for phenol and acetone, partially offset by a 10 percent increase in the average overall sales price for cumene, phenol and acetone. The decrease in the sales volume of cumene was primarily attributable to lower domestic contract sales volume for cumene and lower export demand for phenol and phenol derivatives, products for which cumene is a raw material. The higher sales prices were driven primarily by higher costs for propylene and benzene.

•      Operating income and Adjusted EBITDA were $5.2 million and $5.5 million, respectively, for the three months ended September 30, 2013 compared to operating income and Adjusted EBITDA of $11.1 million and $11.4 million, respectively, for the comparable period in the prior year. The decreases in operating income and Adjusted EBITDA were primarily the result of the overall weakening of the domestic and international aromatics market.

•      Operating income and Adjusted EBITDA were $22.5 million and $23.4 million, respectively, for the nine months ended September 30, 2013 compared to $46.2 million and $47.4 million, respectively, for the nine months ended September 30, 2012. The decreases in operating income and Adjusted EBITDA were primarily the result of a $0.6 million inventory holding gain in the first nine months of 2013 versus a $7.2 million inventory holding gain, coupled with the benefit of opportunistic high margin export sales and higher domestic contract sales volumes in the first nine months of 2012.

Significant volatility in raw materials costs can decrease product margins as sales price increases sometimes lag raw materials cost increases. Product margins may also suffer from a sharp decline in raw materials costs due to the time lag between the purchase of raw materials and the sale of the finished goods manufactured using those raw materials.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of income data for each of the three and nine month periods ended September 30, 2013 and 2012, and the percentage of net sales of each line item for the three and nine month periods presented.

	Three Months Ended September 30,						Nine Months Ended September 30,
(Dollars in millions)	2013			2012			2013			2012
Net sales	$1,197.5	100.0%		$813.5	100.0%		$3,531.5	100.0%		$2,541.1	100.0%
Cost of sales	984.9	82.2%		673.2	82.8%		2,925.6	82.8%		2,210.5	87.0%

Gross margin	212.6	17.8%		140.3	17.2%		605.9	17.2%		330.6	13.0%
Selling, general and administrative expenses	93.9	7.8%		53.5	6.6%		269.9	7.6%		153.0	6.0%
Long-lived asset impairment charges (recoveries), net	25.8	2.2%		-	-%		28.4	0.8%		(0.8)	-%
Transaction related costs and other, net	14.8	1.2%		14.8	1.8%		33.7	1.0%		27.2	1.1%
Gain on sale of assets	-	-%		(1.9)	(0.2%	)	-	-%		(19.3)	(0.8%	)

Operating income	78.1	6.5%		73.9	9.0%		273.9	7.8%		170.5	6.7%
Interest expense, net	(19.7)	(1.6%	)	(14.7)	(1.8%	)	(57.4)	(1.6%	)	(43.6)	(1.7%	)
Foreign exchange loss	(0.4)	-%		(0.2)	-%		-	-%		(0.6)	-%
Loss on redemption and other debt costs	-	-%		-	-%		(78.5)	(2.2%	)	-	-%
Gain on acquisition of controlling interest	-	-%		-	-%		23.5	0.7%		-	-%
Less provision for income taxes	18.7	1.6%		19.7	2.4%		51.3	1.5%		38.1	1.5%

Consolidated net income	39.3	3.3%		39.3	4.8%		110.2	3.1%		88.2	3.5%
Less net income attributable to noncontrolling interest	0.3	-		-	-		1.9	0.1%		-	0.0%

Net income attributable to Axiall	$39.0	3.3%		$39.3	4.8%		$108.3	3.0%		$88.2	3.5%

The following table sets forth certain financial data, by reportable segment, for each of the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013		2012		2013		2012
Sales
Chlorovinyls products	$750.0	62.6%	$329.1	40.5%	$2,166.3	61.3%	$998.5	39.3%
Building products	253.4	21.2%	246.2	30.3%	660.0	18.7%	685.8	27.0%
Aromatics products	194.1	16.2%	238.2	29.2%	705.2	20.0%	856.8	33.7%

Net sales	$1,197.5	100.0%	$813.5	100.0%	$3,531.5	100.0%	$2,541.1	100.0%

Operating income (loss)
Chlorovinyls products	$101.6		$73.8		$311.0		$160.2
Building products	(6.7)		14.7		(0.9)		23.7
Aromatics products	5.2		11.1		22.5		46.2
Unallocated corporate	(22.0)		(25.7)		(58.7)		(59.6)

Total operating income	$78.1		$73.9		$273.9		$170.5

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Consolidated Results

Net sales.    For the three months ended September 30, 2013, net sales totaled $1,197.5 million, an increase of 47 percent versus $813.5 million for the comparable quarter in the prior year. The net sales increase was primarily attributable to our chlorovinyls segment's inclusion of sales revenue from the Merged Business.

Gross margin percentage.    Total gross margin percentage increased to 18 percent for the three months ended September 30, 2013 from 17 percent for the three months ended September 30, 2012. This increase was primarily attributable to higher caustic soda sales after the addition of the Merged Business, which resulted in the chlorovinyls segment contributing 73 percent to the total gross margin during the three months ended September 30, 2013 versus 60 percent during the comparable period in 2012. During the three months ended September 30, 2013, the chlorovinyls segment's gross margin was negatively impacted by approximately $3.0 million of costs to attain Merger-related synergies for plant reliability improvement initiatives.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $93.9 million for the three months ended September 30, 2013, a 76 percent increase from $53.5 million for the three months ended September 30, 2012. The increase in selling, general and administrative expenses was primarily due to the Merged Business.

Long lived asset impairment charges (recoveries), net.    Long lived asset impairment charges totaled $25.8 million for the three months ended September 30, 2013, primarily due to an estimated $24.9 million non-cash impairment charge to write-down goodwill and other intangible assets related to our window and door profiles reporting unit in our building products segment. The impairment charge was the result of our preliminary interim evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets and continued pricing declines, and the expected impact of those declines on projected cash flows. There were no asset impairment charges during the three months ended September 30, 2012.

Transaction related costs and other, net.    Transaction related costs and other, net, totaled $14.8 million during both the three month periods ended September 30, 2013 and 2012. During the three months ended September 30, 2013, we incurred $10.1 million in integration costs and costs to attain Merger-related synergies versus $2.1 million in the comparable period of 2012. In addition, during the three months ended September 30, 2013, we incurred $1.8 million in Merger-related deal costs versus $11.0 million in the comparable period of 2012.

Operating Income.    Operating income increased to $78.1 million for the three months ended September 30, 2013 from $73.9 million for the three months ended September 30, 2012, as a result of the reasons described above and in the discussion for each segment.

Interest expense, net.    Interest expense, net increased to $19.7 million for the three months ended September 30, 2013 from $14.7 million for the three months ended September 30, 2012. The 34 percent increase in interest expense, net was primarily attributable to a higher overall average debt balance during the three months ended September 30, 2013, due to the assumption of certain debt obligations and entrance into new debt arrangements in connection with the Transactions, compared to the three month period ended September 30, 2012, partially offset by lower interest rates on our existing debt balances.

Provision for income taxes.    The provision for income taxes was $18.7 million for the three months ended September 30, 2013, compared with a provision for income taxes of $19.7 million for the three months ended September 30, 2012.

Our effective income tax rates for the three months ended September 30, 2013 and 2012 were provisions of 32.2 percent and 33.4 percent, respectively. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions of $2.8 million. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities, certain Merger-related costs and the favorable impact of changes in uncertain tax positions of $0.8 million.

Chlorovinyls Segment

Net sales.    Net sales totaled $750.0 million for the three months ended September 30, 2013, an increase of 128 percent versus net sales of $329.1 million for the comparable three month period in 2012. Our overall net sales increase was primarily due to the inclusion of sales from the Merged Business. Our operating rates in the chlorovinyls segment for the quarter ended September 30, 2013 exceeded the IHS, Inc. ("IHS") published September year-to-date estimated industry operating rates for both the chlorine/caustic and vinyl resins industries.

Operating income.    Operating income increased by $27.8 million to $101.6 million for the three months ended September 30, 2013 from $73.8 million for the three months ended September 30, 2012. This operating income increase was due primarily to the impact of the Merged Business. Operating income was negatively impacted by the fluctuations in feedstock prices including increases in the cost of natural gas and ethylene for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Operating income was also impacted by $3.0 million of costs to attain Merger-related synergies related to plant reliability improvement initiatives during the quarter ended September 30, 2013. The Adjusted EBITDA increase of $66.8 million to $151.5 million for the three months ended September 30, 2013 from $84.7 million for the three months ended September 30, 2012 was predominantly due to the impact of the Merged Business, offset by higher energy, feedstock and maintenance costs.

Building Products Segment

Net Sales.    Net sales totaled $253.4 million for the three months ended September 30, 2013, increasing 3 percent versus $246.2 million for the comparable three month period in 2012. The net sales increase was driven by a 10 percent increase in sales volume for the three months ended September 30, 2013 versus the comparable three month period in 2012 as United States sales volume increased by 26 percent, offset in part by 3 percent lower sales volume in Canada. For the third quarter of 2013, our building products segment's geographical sales to the United States and Canada were 48 percent and 51 percent respectively, compared with 43 percent and 56 percent for the third quarter of 2012.

Operating Income (Loss).    Operating loss was $6.7 million for the three months ended September 30, 2013, compared to operating income of $14.7 million for the three months ended September 30, 2012. The $21.4 million decrease was primarily driven by an estimated $24.9 million non-cash impairment charge to write down goodwill and other intangible assets related to our window and door profiles reporting unit during the third quarter of 2013. The impairment charge was the result of our preliminary interim evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets and continued pricing declines, and the expected impact of those declines on projected cash flows. There were no impairment charges related to goodwill and other intangible assets for the comparable period in the prior year. In addition, we recorded $2.9 million in restructuring charges in the three months ended September 30, 2013, compared to a $0.4 million restructuring charge during the three months ended September 30, 2012. In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants primarily in the window and door profiles reporting unit to improve utilization and efficiencies. Adjusted EBITDA increased to $31.1 million for the three months ended September 30, 2013 compared to an Adjusted EBITDA of $24.9 million for the three months ended September 30, 2012. The increase in Adjusted EBITDA was primarily driven by higher sales volumes, improved conversion costs and lower selling, general and administrative costs.

Aromatics Segment

Net Sales.    Net sales were $194.1 million for the three months ended September 30, 2013, a decrease of 19 percent versus $238.2 million for the comparable three month period in 2012. The net sales decrease primarily resulted from a 27 percent decline in our overall sales volume driven by lower cumene sales volumes, partially offset by higher phenol and acetone sales volumes in the third quarter of 2013 versus the third quarter of 2012. The sales volume decrease was also partially offset by an increase in average sales prices of 12 percent for cumene and 10 percent for phenol and acetone. The decrease in sales volumes of cumene was primarily attributable to lower domestic contract sales volume for cumene and lower export demand for phenol and phenol derivatives, products for which cumene is a raw material. The sales price increases reflected higher costs for propylene.

Operating income.    Operating income was $5.2 million and $11.1 million for the three months ended September 30, 2013 and 2012, respectively. The $5.9 million decrease in operating income was due primarily to the overall weakening of the domestic and international aromatics markets. In addition, our operating rates for the aromatics segment were lower in the third quarter of 2013, versus the comparable quarter in 2012. For the three months ended September 30, 2013, our aromatics segment's operating rates were below industry operating rates for both cumene and phenol/acetone, as reported in the September 2013 Chemical Data Inc. publication. The reduction in operating rates was caused by a planned phenol plant outage during August 2013. The Adjusted EBITDA decrease of $5.9 million to $5.5 million for the three months ending September 30, 2013 from $11.4 million for the three months ending September 30, 2012 was principally due to lower domestic and export sales volumes.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Consolidated Results

Net sales.    For the nine months ended September 30, 2013, net sales totaled $3,531.5 million, an increase of 39 percent versus $2,541.1 million for the comparable nine month period in 2012. The net sales increase was generally attributable to our chlorovinyls segment, primarily due to the inclusion of sales revenue from the Merged Business.

Gross margin percentage.    Total gross margin percentage rose to 17 percent for the nine months ended September 30, 2013 from 13 percent for the nine months ended September 30, 2012. This increase in gross margin percentage was primarily attributable to higher caustic soda sales after the addition of the Merged Business, with the chlorovinyls segment contributing 77 percent to the total gross margin during the nine months ended September 30, 2013 versus a 52 percent contribution during the comparable period in 2012. The chlorovinyls segment's gross margin for the nine months ended September 30, 2013, was negatively impacted by approximately $13.4 million in fair value inventory purchase accounting adjustment related to the Merger during the nine months ended September 30, 2013. Gross margin was also impacted by $9.0 million of costs in the nine months ended September 30, 2013, to attain Merger-related synergies related to plant reliability improvement initiatives.

Selling, general and administrative expenses.    Selling, general and administrative expenses totaled $269.9 million for the nine months ended September 30, 2013, a 76 percent increase from $153.0 million for the nine months ended September 30, 2012. The increase in selling, general and administrative expenses was primarily due to the addition of selling, general and administrative expenses of the Merged Business.

Long lived asset impairment charges (recoveries), net.    Long lived asset impairment charges totaled $28.4 million for the nine months ended September 30, 2013 compared to a recovery of $0.8 million for the nine months ended September 30, 2012. The $29.2 million increase was primarily due to an estimated $24.9 million non-cash impairment charge to write-down the goodwill and other intangible assets related to our window and door profiles reporting unit in our building products segment during the third quarter of 2013. The charge resulted from our interim evaluation of the window and door profiles reporting unit's projected future cash flows during the quarter ended September 30, 2013. The impairment charge was the result of our preliminary interim evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets and continued pricing declines, and the expected impact of those declines on projected cash flows.

Transaction related costs and other, net.    Transaction related costs and other, net, increased 24 percent to $33.7 million for the nine months ended September 30, 2013 from $27.2 million during the nine months ended September 30, 2012. The increase was primarily due to professional fees associated with the Transactions. During the nine months ended September 30, 2013, we incurred $24.1 million in integration costs to attain Merger-related synergies versus $2.1 million in the comparable period of 2012. In addition, during the nine months ended September 30, 2013, we incurred $6.9 million in Merger-related deal costs versus $23.0 million in the comparable period of 2012.

Gain on sale of assets.    In January 2012, we sold our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million, resulting in a gain of $17.4 million. In addition, during the nine months ended September 30, 2012, we recognized a gain of $1.9 million on the sale of other assets. These gains are included in gain on sale of assets in the unaudited condensed consolidated statements of income for the nine months ended September 30, 2012.

Operating Income.    Operating income increased to $273.9 million for the nine months ended September 30, 2013 from $170.5 million in the same period of the prior year as a result of the reasons described above and in more detail in our segment discussions.

Loss on redemption and other debt cost.    Loss on redemption and other debt costs resulted from financing the Transactions and financing fees associated with the retirement of our 9 percent notes. The retirement of our 9 percent notes included a $55.4 million make-whole payment that is included in loss on redemption and other debt costs.

Interest expense, net.    Interest expense, net, increased to $57.4 million for the nine months ended September 30, 2013 from $43.6 million for the nine months ended September 30, 2012. This increase in interest expense, net of $13.8 million was primarily attributable to a higher overall average debt balance during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, partially offset by lower interest rates on our existing debt balances.

Gain on acquisition of controlling interest.    In the Transactions, we acquired the Merged Business and the remaining 50 percent interest in PHH that we did not previously own. Prior to the Transactions, we owned 50 percent of PHH and accounted for our ownership interest as an equity method investment. We recognized a gain of $23.5 million as a result of remeasuring our prior equity interest in PHH that we held before the Merger.

Provision for income taxes.    The provision for income taxes was $51.3 million and $38.1 million for the nine months ended September 30, 2013 and 2012, respectively. Our effective income tax rates for the nine months ended September 30, 2013 and 2012, were 31.8 percent and 30.2 percent, respectively. The difference in the effective income tax rates as compared to the United States statutory federal income tax rate in 2013 was primarily due to various permanent differences including deductions for manufacturing activities and the favorable impact of changes in uncertain tax positions of $3.7 million. The difference in the effective income tax rate as compared to the United States statutory federal income tax rate in 2012 was primarily due to provisions for state tax and various permanent differences including deductions for manufacturing activities, certain Merger-related costs and the favorable impact of changes in uncertain tax positions of $5.2 million.

Chlorovinyls Segment

Net sales.    Net sales totaled $2,166.3 million for the nine months ended September 30, 2013, an increase of 117 percent versus net sales of $998.5 million for the comparable nine month period in 2012. Our overall net sales increase was primarily due to the inclusion of sales from the Merged Business. Our operating rates in the chlorovinyls segment for the nine months ended September 30, 2013 exceeded the IHS published September year-to-date estimated industry operating rates for both the chlorine/caustic and vinyl resins industries.

Operating income.    Operating income increased by $150.8 million to $311.0 million for the nine months ended September 30, 2013 from $160.2 million for the nine months ended September 30, 2012. This operating income increase was due primarily to the impact of the Merged Business. Operating income was negatively impacted by approximately $13.4 million in fair value inventory purchase accounting adjustments related to the Transactions, which is reflected in the increased cost of sales. Operating income was also unfavorably impacted by feedstock price fluctuations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Operating income was also impacted by $9.0 million of costs incurred in the nine months ended September 30, 2013, to attain Merger-related synergies related to plant reliability improvement initiatives. The Adjusted EBITDA increase of $287.2 million to $463.3 million for the nine months ended September 30, 2013 from $176.1 million for the nine months ended September 30, 2012 was predominantly due to the same reasons as the increase in operating income less the impact of a $13.4 million fair value of inventory purchase accounting adjustments and cost to attain Merger-related synergies, integration costs and additional depreciation and amortization expense from the fair value adjustments to property, plant and equipment and intangible assets related to the acquisition of the Merged Business.

Building Products Segment

Net Sales.    Net sales totaled $660.0 million for the nine months ended September 30, 2013, a decrease of 4 percent versus $685.8 million for the comparable nine month period in 2012. The net sales decrease was a result of lower sales volumes in the Canadian and United States markets. In addition, we closed our fence product line effective March 2012 which also contributed to the lower sales volumes for the nine months ended September 30, 2013. For the first nine months of 2013, our building products segment's geographical sales to the United States and Canada were 49 percent and 50 percent respectively, compared with 46 percent and 53 percent for the first nine months of 2012.

Operating Income (Loss).    Operating loss was $0.9 million for the nine months ended September 30, 2013 compared to an operating income of $23.7 million for the nine months ended September 30, 2012, representing a $24.6 million unfavorable change in operating income. The decrease in operating income was primarily driven by an estimated $24.9 million non-cash impairment charge to write down goodwill and other intangible assets during the third quarter of 2013. The impairment charge was the result of our preliminary interim evaluation of the window and door profiles reporting unit's fair value that has been negatively impacted by the prolonged downturn in the North American housing and construction markets and continued pricing declines, and the expected impact of those declines on projected cash flows. There were no impairment charges related to goodwill and other intangible assets for the comparable period in the prior year. In addition, we recorded $2.7 million in restructuring charges during the nine months ended September 30, 2013, compared to a $0.6 million reversal of restructuring charges during the nine months ended September 30, 2012. In September 2013, we initiated a restructuring plan in our building products segment consisting of various cost saving initiatives, including the reduction of overhead and plant labor, and the consolidation of various plants within the window and door profiles reporting units to improve utilization and efficiencies. Adjusted EBITDA increased to $56.8 million for the nine months ended September 30, 2013 compared to an Adjusted EBITDA of $52.7 million for the nine months ended September 30, 2012. The increase in Adjusted EBITDA was primarily driven by improved conversion costs and lower selling, general and administrative costs.

Aromatics Segment

Net Sales.    Net sales were $705.2 million for the nine months ended September 30, 2013, a decrease of 18 percent versus $856.8 million for the comparable nine month period in 2012. The net sales decrease primarily resulted from a 26 percent decline in our overall sales volume driven by lower cumene, phenol and acetone demand, lower export contract sales volumes for phenol and lower opportunistic export and domestic sales volumes for cumene in the first nine months of 2013 versus the first nine months of 2012. The sales decrease was partially offset by an increase in average sales prices of 12 percent for cumene and 9 percent for phenol and acetone. The sales price increases reflected higher costs for propylene and benzene.

Operating income.    Operating income decreased by $23.7 million to $22.5 million for the nine months ended September 30, 2013 from $46.2 million for the nine months ended September 30, 2012. The decline in operating income was due partially to an inventory holding gain of $0.6 million in the first nine months of 2013 compared to an inventory holding gain of $7.2 million during the first nine months of 2012, and higher overall sales volumes during the first nine months of 2012. In addition, our operating rates for the aromatics segment were lower in the first nine months of 2013, versus the comparable nine month period in 2012. For the nine months ended September 30, 2013, our aromatics segment's operating rates were below the industry operating rates for both cumene and phenol/acetone, as reported in the September 2013 Chemical Data Inc. publication. The reduction in operating rates was caused primarily by a planned phenol plant outage during August 2013. The Adjusted EBITDA decrease of $24.0 million to $23.4 million for the nine months ending September 30, 2013 from $47.4 million for the nine months ending September 30, 2012 was predominantly due to the same reasons as the decrease in operating income.

Liquidity and Capital Resources

Operating Activities.    For the nine months ended September 30, 2013, net cash provided by operating activities was $156.0 million as compared to net cash provided by operating activities of $65.7 million for the nine months ended September 30, 2012. Total working capital used in operations for the nine months ended September 30, 2013 was $206.4 million compared to $77.8 million of total working capital used in operations during the nine months ended September 30, 2012. The increase in working capital used during the first nine months of 2013 as compared to the first nine months of 2012 was primarily the result of increased working capital requirements as a result of the Merged Business including an increase of $46.6 million used for inventory, $40.5 million in accrued income taxes primarily related to estimated quarterly tax payments, $31.7 million in accounts payable, $30.8 million in accrued compensation, and $22.0 million in prepaid expenses, partially offset by a decrease in receivables of $40.0 million. As of September 30, 2013, net working capital was $680.2 million.

Investing Activities.    For the nine months ended September 30, 2013, net cash used in investing activities was $70.7 million as compared to net cash used in investing activities of $32.2 million for the nine months ended September 30, 2012.

On January 28, 2013, we completed the Merger and acquired the Merged Business. The purchase price for the Merged Business was approximately $2.8 billion and consisted of: (i) the issuance of approximately 35.2 million shares of our common stock valued at approximately $1.8 billion; (ii) the assumption of $967.0 million of debt; and (iii) the assumption of certain other liabilities including pension and other postretirement obligations. The final purchase price is subject to a settlement with PPG related to the final working capital and funding status of certain pension benefit plans of the Merged Business as of the date of acquisition. See Note 2 to the unaudited condensed consolidated financial statements.

Capital expenditures during the nine months ended September 30, 2013 and 2012 were $108.5 million and $55.8 million, respectively, with the increase primarily due to the operations acquired in the Merger. During the first nine months of 2013, cash provided by investing activities included net proceeds received from the sale of our window and door manufacturing facility in Reno, Nevada for $11.0 million. During the first nine months of 2012, cash provided by investing activities included proceeds received from the sale of our on-site air separation unit at our Plaquemine, Louisiana facility for $18.0 million.

Financing Activities.    For the nine months ended September 30, 2013, net cash used in financing activities was $204.3 million as compared to net cash used in financing activities of $5.2 million during the nine months ended September 30, 2012. On September 30, 2013 and December 31, 2012, our long term debt consisted of the following:

(In millions)	Maturity Date	September 30, 2013	December 31, 2012
4.625 Notes	February 15, 2021	$688.0	$-
4.875 Notes	May 15, 2023	450.0	-
Term loan (net of $2.6 million debt issuance costs)	January 28, 2017	195.3	-
ABL revolver	January 28, 2018	-	-
9 percent notes	January 15, 2017	-	448.1

Total debt		$1,333.3	$448.1
Less current portion of long-term debt		(2.8)	-

Long-term debt, net		$1,330.5	$448.1

Transactions Financing

In connection with the Transactions, we assumed certain debt obligations and entered into certain new debt arrangements as follows:

4.625  Notes

The Company and certain of its subsidiaries guaranteed $688.0 million aggregate principal amount of senior notes due 2021 bearing interest at a rate of 4.625 percent per annum (the "4.625 Notes") that were initially issued by a PPG subsidiary in connection with the Transactions. Interest on the 4.625 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013. The 4.625 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by the Company's existing and future domestic subsidiaries, other than certain excluded subsidiaries. The proceeds from the 4.625 Notes retired a $688.0 million bridge loan for which we incurred $11.0 million related to financing fees that are included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2013.

Term Loan

The Company also guaranteed a $279.0 million term loan due 2017 originally made to the PPG subsidiary with which we merged in the Merger (the "Term Loan").

The Term Loan bears interest at a rate equal to (at the Company's election): (i) the Base Rate (as defined in the Term Loan agreement and subject to a 2 percent floor) plus 1.50 percent per annum; or (ii) the reserve adjusted Eurodollar Rate (as defined in the Term Loan agreement and subject to a 1 percent floor) plus 2.50 percent per annum. At September 30, 2013, outstanding borrowings under the Term Loan had a stated interest rate of 3.50 percent per annum.

Obligations under the Term Loan are fully and unconditionally guaranteed, on a senior secured basis, by the Company and its existing and future domestic subsidiaries, other than certain excluded subsidiaries and are secured by all the assets of the Company and the subsidiary guarantors.

During the nine month period ended September 30, 2013, we repaid approximately $81.1 million of the outstanding balance of the Term Loan. In connection with the repayment, we expensed approximately $1.4 million of deferred financing fees, which is included in "Loss on redemption and other debt costs" in our unaudited condensed consolidated statements of income.

New ABL Revolver

The Company refinanced its asset-based revolving credit facility (the "New ABL Revolver"), increasing the revolver commitment from $300.0 million to $500.0 million. At the Company's election, with respect to United States borrowings under the New ABL Revolver, the New ABL Revolver will bear interest at a rate equal to either: (i) the higher of certain United States index rates; or (ii) three-month London Interbank Offered Rate ("LIBOR"), in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At the election of the Company, with respect to Canadian borrowings under the New ABL Revolver, the New ABL Revolver bears interest at a rate equal to either: (i) the higher of certain Canadian index rates; or (ii) three-month LIBOR, in each case, plus an applicable margin based on the Company's utilization under the New ABL Revolver. At September 30, 2013, we had no outstanding balance on our New ABL Revolver and our availability was approximately $425.2 million, net of outstanding letters of credit totaling $74.8 million. Through the first half of 2014 we expect our letters of credit commitments to increase to approximately $90.0 million, primarily related to obligations to provide such letters of credit that arose out of our completion of the Merger. This increase in our letters of credit will reduce our availability on our New ABL Revolver.

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

As of September 30, 2013, the applicable rate for future borrowings under the new ABL Revolver would have been 1.75 percent to 3.75 percent, based on LIBOR or certain United States index rates plus the applicable margin.

As of and for the quarter ended September 30, 2013, our borrowings under the New ABL Revolver were as follows:

($ in millions)	As of and for the quarter ended September 30, 2013
New ABL Revolver:
Outstanding amount at period ending	$-
Weighted average interest rate at period ending	N/A
Average daily amount outstanding for the period	$29.6
Weighted average daily interest rate for the period	1.8%
Maximum month end amount outstanding during the period	$70.0

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

9 Percent Notes Retirement and 4.875 Notes Issuance

In February 2013 we retired our then outstanding 9 percent notes with the proceeds of a new debt issuance. Additional information about those transactions is as follows:

4.875 Notes Issuance

On February 1, 2013, we issued $450.0 million in aggregate principal amount of senior unsecured notes due 2023 which bear interest at a rate of 4.875 percent per annum (the "4.875 Notes"). Interest on the 4.875 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2013. The 4.875 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

Management believes, based on current and projected levels of operations and conditions in our markets and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our New ABL Revolver, we have adequate funding for the foreseeable future to make required payments of interest on our debt, fund our operating needs, working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements. We have no significant required payments of principal on our debt until January 2017. To the extent our cash flow and liquidity exceeds the levels necessary for us to make required payments on our debt, fund our working capital and capital expenditure requirements and comply with our New ABL Revolver, we may use the excess liquidity to further grow our business through investments or acquisitions, payment of dividends and/or to reduce our debt.

On both March 5, 2013 and May 21, 2013, the Company's Board of Directors declared a $0.08 per share cash dividend, with a record date of March 28, 2013 and June 28, 2013, respectively, and a payment date of April 10, 2013 and July 10, 2013, respectively. On September 11, 2013, the Company's Board of Directors declared a $0.16 per share cash dividend, with a record date of September 27, 2013 and a payment date of October 10, 2013.

Contractual Obligations.    Our aggregate future payments under contractual obligations by category as of September 30, 2013, were as follows:

(In millions)	Total	2013 (a)	2014	2015	2016	2017	2018 and thereafter
Contractual obligations:
Purchase obligations	$1,485	$417	$699	$66	$39	$42	$222
Long-term debt—principal	1,336	-	-	-	-	198	1,138
Long-term debt—interest	469	15	61	61	61	54	217
Lease financing obligations	27	2	7	8	8	2	-
Operating lease obligations	152	10	35	30	24	18	35
Expected pension and other post- retirement benefit contributions	706	3	23	28	34	42	576
Asset retirement obligation	149	-	-	-	-	-	149

Total	$4,324	$447	$825	$193	$166	$356	$2,337

(a) For the three months ending December 31, 2013.

Purchase Obligations.    Purchase obligations primarily include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term raw material supply contracts and energy purchase agreements with various terms extending through 2026. These commitments are designed to assure sources of supply for our normal requirements. Amounts are based upon contractual raw material volumes and market rates as of September 30, 2013.

Long-Term Debt Principal.    Long-term debt principal obligations are listed based on the contractual due dates.

Long-Term Debt Interest.    Long-term debt interest payments are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of September 30, 2013.

Lease Financing Obligations.    We lease land and buildings for certain of our Canadian manufacturing facilities under leases with varying maturities through the year 2017.

Operating Lease Obligations.    We lease railcars, storage terminals, computer equipment, automobiles, barges and warehouse and office space under non-cancelable operating leases with varying maturities through the year 2025. We did not have significant capital lease obligations as of September 30, 2013.

Expected Pension and Other Post-retirement Benefit Contributions.    Pension funding represents the projected minimum required contributions based on current assumptions for the Axiall Corporation Retirement Plan in accordance with the Employee Retirement Income Security Act. Contributions for the United States Supplemental Executive Retirement Agreements are also included.

As a result of the Transactions, we assumed substantial tax-qualified and non-tax-qualified pension obligations related to employees and retirees of the Merged Business. In connection therewith, the legally required level of pension assets will be transferred from the tax-qualified PPG pension plans to the new pension plans to be established by us in respect of those liabilities. As of September 30, 2013, approximately 90 percent of the estimated assets to be transferred have been transferred to Axiall's pension plans. In addition to the standard minimum funding requirements, the Pension Act (as amended by the Worker, Retiree and Employer Recovery Act of 2008) requires companies with tax-qualified defined benefit pension plans to make contributions to such plans as frequently as quarterly in order to meet the "funding target" for such plans, as defined in the Pension Act.

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

The preliminary weighted average discount rates used in calculating the pension and other postretirement benefit transfer calculations were 4.09 percent and 4.35 percent, respectively. The weighted average initial health care trend rates are assumed to be 6.64 percent declining to 4.50 percent in the year 2024. The preliminary average expected longer rate of return on transferred assets is approximately 6.50 percent.

Given the amount of pension assets transferred from the tax-qualified PPG pension plans to our new pension plans, and subject to the foregoing variables and the uncertainties associated therewith, it is possible that we could be required to make substantial contributions in future years to the new pension plans. These contributions could restrict available cash for our operations, capital expenditures and other requirements and may materially adversely affect our financial condition and liquidity. In addition, the nonqualified pension liabilities assumed by us are unfunded. These obligations will require annual funding that could restrict cash available to us for other purposes. In addition, it is probable that we may be required to make payments to PPG with respect to funding levels of certain pension plans of the Merged Business, up to a maximum of $50.0 million in the aggregate and any such payments would be made over a four year period beginning in 2014 in accordance with the Merger Agreements.

Asset Retirement Obligation.    We have recognized a liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of forty years.

Uncertain Income Tax Positions.    We have recognized a liability for our uncertain income tax positions of approximately $19.1 million as of September 30, 2013. We do not believe we are likely to pay any amounts during the year ended December 31, 2013. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are therefore excluded from the Contractual Obligations table above.

Reconciliation of Non-GAAP Financial Measures

Axiall has supplemented its financial statements prepared in accordance with GAAP that are set forth in this Quarterly Report on Form 10-Q (the "Financial Statements") with three non-GAAP financial measures: (i) Adjusted Net Income; (ii) Adjusted Earnings Per Share; and (iii) Adjusted EBITDA.

Adjusted Net Income is defined as Net income attributable to Axiall excluding adjustments for tax effected cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger-related synergies, goodwill, intangibles, and other long-lived asset impairments.

Adjusted Earnings Per Share is calculated using Adjusted Net Income rather than consolidated net income calculated in accordance with GAAP and applying the two-class earnings per share method.

Adjusted EBITDA is defined as Earnings Before Interest, Taxes, Depreciation, and Amortization, cash and non-cash restructuring charges and certain other charges, if any, related to financial restructuring and business improvement initiatives, gains or losses on redemption and other debt costs, and sales of certain assets, certain purchase accounting and certain non-income tax reserve adjustments, professional fees related to a previously disclosed and withdrawn unsolicited offer and the Merger, costs to attain Merger-related synergies, goodwill, intangibles, and other long-lived asset impairments, and interest expense related to the lease-financing transaction discussed in Note 8 to the accompanying unaudited condensed consolidated financial statements.

Axiall has supplemented the Financial Statements with Adjusted Net Income and Adjusted Earnings Per Share because investors commonly use financial measures such as Adjusted Net Income and Adjusted Earnings Per Share as a component of performance and valuation analysis for companies, such as Axiall, that recently have engaged in transactions that result in non-recurring pre-tax charges or benefits that have a significant impact on the calculation of net income pursuant to GAAP, in order to approximate the amount of net income that such a company would have achieved absent those non-recurring, transaction-related charges or benefits. In addition, Axiall has supplemented the Financial Statements with Adjusted Net Income and Adjusted Earnings Per Share because we believe these financial measures will be helpful to investors in approximating what Axiall's net income would have been absent the impact of certain non-recurring, pre-tax charges and benefits related to the Merger, the company's issuance of its 4.875 Notes and the Tender Offer and related redemption of its 9 percent notes. Axiall has supplemented the Financial Statements with Adjusted EBITDA because investors commonly use Adjusted EBITDA as a main component of valuation analysis of cyclical companies such as Axiall.

Adjusted Earnings Per Share, Adjusted Net Income and Adjusted EBITDA, are not measurements of financial performance under GAAP and should not be considered as an alternative to net income, or GAAP diluted earnings per share, as a measure of performance or to cash provided by operating activities as a measure of liquidity. In addition, our calculation of Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA, may be different from the calculation used by other companies and, therefore, comparability may be limited. Reconciliations of these non-GAAP Financial measures to the most comparable GAAP measures are presented in the tables set forth below.

Adjusted Earnings Per Share Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted earnings per share attributable to Axiall	$0.55	$1.12	$1.62	$2.53
Earnings per share related to adjustments between Net income attributable to Axiall and Adjusted Net Income	0.42	0.25	1.33	0.12

Adjusted Earnings Per Share	$0.97	$1.37	$2.95	$2.65

Adjusted Net Income Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Net income attributable to Axiall	$39.0	$39.3	$108.3	$88.2
Pretax charges (benefits):
Fair value of inventory—purchase accounting	-	-	13.4	-
Merger related and other, net	11.4	14.8	24.3	27.2
Costs to attain Merger synergies	6.4	-	18.4	-
Long-lived asset impairment charges (recoveries), net	25.8	-	28.4	(0.8)
Gain on sale of assets	-	(1.9)	-	(19.3)
Gain on acquisition of controlling interests	-	-	(23.5)	-
Loss on redemption and other debt costs	-	-	78.5	-

Total pretax charge	43.6	12.9	139.5	7.1
Provision for taxes related to these items	14.3	4.7	50.3	2.5

After tax effect of above items	29.3	8.2	89.2	4.6

Adjusted Net Income	$68.3	$47.5	$197.5	$92.8

Diluted earnings per share attributable to Axiall	$0.55	$1.12	$1.62	$2.53

Adjusted Earnings Per Share	$0.97	$1.37	$2.95	$2.65

Adjusted EBITDA	$175.0	$106.7	$506.5	$236.5

Adjusted EBITDA Reconciliations

Three Months Ended September 30, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$151.5		$31.1	$5.5	$(13.1)	$175.0
Costs to attain Merger synergies	(3.4	) (a)	-	-	(3.0)	(6.4)
Long-lived asset impairment charges, net	-		(25.8)	-	-	(25.8)
Depreciation and amortization	(45.7)		(9.1)	(0.3)	(1.7)	(56.8)
Interest expense, net	-		-	-	(19.7)	(19.7)
Provision for income taxes	-		-	-	(18.7)	(18.7)
Other	(1.1)		(2.9)	-	(4.3)	(8.3	) (b)

Consolidated net income (c)	$101.3		$(6.7)	$5.2	$(60.5)	$39.3

(a) Includes $3.0 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of income.

(b) Includes $11.4 million Merger related and other, net, offset by $1.3 million for debt cost amortization and $1.8 million of lease financing obligations interest.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Three Months Ended September 30, 2012
(In millions)	Chlorovinyls	Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$84.7	$24.9	$11.4	$(14.3)	$106.7
Depreciation and amortization	(11.5)	(9.9)	(0.3)	(1.3)	(23.0)
Interest expense, net	-	-	-	(14.7)	(14.7)
Provision for income taxes	-	-	-	(19.7)	(19.7)
Other	0.6	(0.3)	-	(10.3)	(10.0	) (a)

Consolidated net income (b)	$73.8	$14.7	$11.1	$(60.3)	$39.3

(a) Includes $13.1 million Merger related and other, net, offset by $1.9 million gain on sale of assets, $1.0 million for debt cost amortization and $1.8 million of lease financing obligations interest.

(b) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Nine Months Ended September 30, 2013
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$463.3		$56.8	$23.4	$(37.0)	$506.5
Fair value of inventory—purchase accounting	(13.4	) (a)	-	-	-	(13.4)
Costs to attain Merger synergies	(11.6)		-	-	(6.8)	(18.4)
Long-lived asset impairment charges, net	-		(28.4)	-	-	(28.4)
Depreciation and amortization	(124.7)		(26.5)	(0.9)	(5.0)	(157.1)
Interest expense, net	-		-	-	(57.4)	(57.4)
Gain on acquisition of controlling interest	23.5		-	-	-	23.5
Loss on redemption and other debt cost, net	-		-	-	(78.5)	(78.5)
Provision for income taxes	-		-	-	(51.3)	(51.3)
Other	(2.3)		(2.7)	-	(10.3)	(15.3	) (b)

Consolidated net income (c)	$334.8		$(0.8)	$22.5	$(246.3)	$110.2

(a) Includes $9.0 million of plant reliability improvement initiatives that are included in cost of sales on our condensed consolidated statements of income.

(b) Includes $24.3 million in Merger related and other, net, offset by $3.8 million for debt cost amortization and $5.4 million of lease financing obligations interest.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Nine Months Ended September 30, 2012
(In millions)	Chlorovinyls		Building Products	Aromatics	Unallocated Corporate & Non-operating expenses, net	Total
Adjusted EBITDA	$176.1		$52.7	$47.4	$(39.7)	$236.5
Long-lived asset impairment recoveries, net	-		0.8	-	-	0.8
Depreciation and amortization	(34.0)		(29.4)	(1.1)	(3.5)	(68.0)
Interest expense, net	-		-	-	(43.6)	(43.6)
Provision for income taxes	-		-	-	(38.1)	(38.1)
Other	18.1	(a)	(0.4)	-	(17.1)	0.6 (b)

Consolidated net income (c)	$160.2		$23.7	$46.3	$(142.0)	$88.2

(a) Includes $19.3 million related to gain on sale of assets.

(b) Includes $25.1 million Merger related and other, net, offset by $3.0 million for debt cost amortization and $5.5 million of lease financing obligations interest.

(c) Earnings of our segments exclude interest income and expense, unallocated corporate expenses and general plant services, and provision for income taxes.

Outlook

Based on our analysis of current trends, our outlook for the fourth quarter of 2013 is influenced by the following:

  •
  In Chlorovinyls, we expect some downward pressure on the value of Electro Chemical Units ("ECU") value in the fourth quarter of 2013 as well as normal seasonal pressure on vinyls margins. We have no major maintenance activities scheduled for the fourth quarter of 2013 and expect our plant maintenance costs to be significantly lower. Additionally, we believe we have the ability to run at higher operating rates as long as market conditions support those levels.

  •
  In Building Products, we expect lower sales and Adjusted EBITDA due to the normal seasonal slowdown in North American construction activity.

  •
  In Aromatics, we see the low industry operating rates continuing for the fourth quarter.

We expect to realize additional synergies in both procurement and logistics and selling, general and administrative expenses as we exit several transition service agreements.

Longer term we believe we are well positioned to benefit from a number of macro-economic and industry trends. We expect that North America's natural gas cost advantage over oil-based economies in other parts of the world will persist for many years and continue to provide a competitive cost advantage to us. We expect this advantage to allow consistent access to growing export markets for both chlorine, in the form of PVC, and caustic soda. In addition, we believe the U.S. housing market, both in terms of housing starts and renovation activity, has started to show signs of a sustainable recovery. We believe a sustainable recovery should drive building products sales volumes higher. We expect the combination of these factors to increase vinyl demand. As a result, we expect operating rates and margins to move higher for North American producers during the 2014 fiscal year. The timing of net new capacity additions by our competitors is difficult to predict along with the related possible short-term impacts on pricing, but over the next several years, we expect chlorine and caustic soda demand growth to offset capacity added in North America. This balance, combined with the natural gas cost advantage, should support healthy margins for our North American operations.

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

  •
  competition within our industry;

  •
  difficulties in product transportation;

  •
  complications resulting from our multiple enterprise resources planning ("ERP") systems and the implementation of our new ERP systems;

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

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2013, we had no material changes to our critical accounting policies listed in Part II. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our 2012 Annual Report, except we selected new discount rate, expected return on assets, rate of compensation increase and health care cost trend rates assumptions for both the Assumed Pension Plans and the Assumed Postretirement Plans in connection with Merger as discussed in Note 11 to the unaudited condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of certain market risks related to Axiall, see Part II. Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in our 2012 Annual Report. There have been no material changes with respect to our exposure to market risks from those set forth in such report.

Item 4. CONTROLS AND PROCEDURES.

Controls and Procedures.    We carried out an evaluation, under the supervision and with the participation of Axiall management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control.    Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the nine months ended September 30, 2013, we merged with the Merged Business. We are in the process of integrating the Merged Business into our overall internal control over financial reporting process.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the quarter ended September 30, 2013:

Period	Total Number Shares Purchased(1)	Average Price Paid Per Share
July 1 - July 31, 2013	-	$-
August 1 - August 31, 2013	-	$-
September 1 - September 30, 2013	5,124	$40.03

Total	5,124

(1) The Company did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect purchases of common stock by the Company in connection with tax withholding obligations of the Company's employees upon vesting of such employees' restricted stock awards.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS
10.1*	Form of letter agreement regarding employment of George Biltz as Chief Strategy Officer
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIALL CORPORATION (Registrant)
Date: November 8, 2013	/s/ PAUL D. CARRICO Paul D. Carrico President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2013	/s/ GREGORY C. THOMPSON Gregory C. Thompson Chief Financial Officer (Principal Financial and Accounting Officer)